Form 10-K
period 1994-01-01
TEXTRON INC
filed 1994-03-30
CIK 217346

___________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

                           Form 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended January 1, 1994

                         Commission File Number 1-5480





                  Textron Inc.
                            (Exact name of registrant as specified in charter)
                                               ______________
Delaware                                       05-0315468
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)
               40 Westminster Street, Providence, R.I. 02903
                             (401) 421-2800
               Address and telephone number of principal executive offices)
                            ______________

          Securities registered pursuant to Section 12(b) of the Act:

Each Exchange on
Title of Class
 Registered

Common Stock - par value $.125; (88,605,596 shares   New York Stock Exchange
      outstanding at March 4, 1994)                 Pacific Stock Exchange
Preferred Stock Purchase Rights                     Chicago Stock Exchange

$2.08 Cumulative Convertible Preferred Stock,       New York Stock Exchange
      Series A - no par value

$1.40 Convertible Preferred Dividend Stock, Series B  New York Stock Exchange
      (preferred only as to dividends) - no par value


 9.25% Debentures due March 15, 2016
 9.25% Subordinated Debentures due April 1, 2017   New York Stock Exchange
 8 % Debentures due July 1, 2022

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X .      No     .
          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not
contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form
10-K.  [  ]
          The aggregate market value of voting  stock held by non-affiliates of the registrant is  $5,140,665,797
as of March 4, 1994.
          Portions of Textron's Annual Report to Shareholders for the fiscal year ended January 1, 1994
are incorporated by  reference in Parts I and II of  this Report.   Portions
of Textron's  Proxy Statement  for
its Annual Meeting of Shareholders on April 27, 1994 are incorporated by reference in Part III of this Report.
        __________________________________________________

                                     PART I

ITEM 1.   BUSINESS OF TEXTRON*

          Textron is a multi-industry company which at the end of 1993 re-aligned its operations into six segments in two business sectors - Manufactur-ing and Financial Services. The Manufacturing sector consists of four busi-ness segments - Aircraft, Automotive, Industrial, and Systems and Components. The business segments of the Financial Services sector are Finance and Paul Revere. Information concerning each sector and the Divisions within each sec-tor is set forth or referred to below.

          Textron's focus on selected businesses and markets is intended to achieve balanced diversification in order to afford protection against economic cycles and to provide a means to concentrate on growth opportunities and tech-nologies in these businesses.

          Each Textron Division conducts its business under its own name with its own organization. Each Division's management has direct responsibility for its own operations, and for achieving its business plan as accepted after re-view with Textron's management. Centralized coordination and control to assure overall standards and performance are provided by Textron's executive staff from its corporate office at 40 Westminster Street, Providence, Rhode
Island 02903; its telephone number is (401) 421-2800.
____________________

* Reference herein to "Textron" includes Textron Inc., its divisions and subsid-
iaries.   A Textron "Division" is a management-designated operating unit which may be comprised of an unincorporated division of Textron, a subsidiary of Textron, or an unincorporated division of a subsidiary.

     Financial information by business segment and geographic area is incorporated herein by reference to pages 33, 59 and 60 of Textron's 1993 Annual Report to Shareholders.

MANUFACTURING

     Information regarding the Manufacturing sector is contained on pages 2, 3, 7 through 19, 24, 25, 34 through 36, 45, 46 and 67 through 69 of Textron's 1993 Annual Report to Shareholders, which pages are incorporated herein by reference.

     The Aircraft segment consists of Bell Helicopter and Cessna. Bell Helicopter is among the largest domestic manufacturers of light and medium helicopters for military and civil uses, although certain of its competitors are substantially larger and more diversified aircraft manufacturers. In the light and medium helicopter market, Bell Helicopter has two major U.S. competitors and one major European competitor. Bell Helicopter markets its products worldwide through its own sales force as well as through independent representatives. Price, financing terms, aircraft performance and product support are significant factors in the sale of helicopters. Revenues of Bell Helicopter accounted for approximately 13%, 11% and 16% of Textron's total revenues in 1993, 1992 and 1991, respectively.

     Cessna is the world's largest designer and manufacturer of light and mid-sized business jets and single-engined utility turboprop aircraft.
Cessna markets its products worldwide primarily through its own sales force as well as through independent representatives. Cessna has five major competitors, two of which are located in the U.S. and three overseas.
Cessna's fanjets and turboprops compete with other aircraft that are comparable in size, speed, range, capacity, handling characteristics and price.

     The Divisions of the Automotive segment supply products primarily to automotive original equipment manufacturers. Products are marketed through the sales force of each Division. In general, these Divisions operate in markets that are very competitive. These Divisions compete in their markets on the basis of price, product quality and delivery.

     The Divisions of the Industrial segment sell products to the industrial and consumer markets. Products are marketed through the sales force of each Division, and, where applicable, independent distributors, sales representatives and retailers. In general, these Divisions operate in markets that are very competitive. In varying degrees, these Divisions compete in their markets on the basis of price, product quality and performance, brand image, service and delivery. In 1993, Textron's Townsend Division was merged into the Camcar Division.

     Textron Lycoming Turbine Engine, the major line of business in the Systems and Components segment, is a supplier of propulsion systems and related products, with six major competitors in the gas turbine engine market. These competitors are based in the United States, Canada and Europe. Several of its competitors are substantially larger than Textron Lycoming Turbine Engine. All Divisions of the Systems and Components segment are subject to keen competition. Each Division markets its products through its own sales force and, where applicable, independent representatives. The principal competitive factors are price, reliability, product performance and, where applicable, product support. The Cadillac Gage Combat Vehicle Operations and the Cadillac Gage Control Systems Operations are being transferred to the Textron Marine and Land Systems Division and the HR Textron Division, respectively.

FINANCIAL SERVICES

     Information regarding the Financial Services sector is contained on pages 3, 7, 20 through 22, 31, 32, 36, 37, 46, 63, 64 and 70 of Textron's 1993 Annual
Report to Shareholders, which pages are incorporated herein by reference.

     Products of the Financial Services sector are marketed through company-owned sales offices and, where applicable, independent brokers. The insurance and consumer and commercial finance businesses are highly competitive and subject to regulation by various government authorities.

     The Finance segment consists of Avco Financial Services and Textron Financial Corporation. Avco Financial Services competes with other consumer finance companies as well as companies which finance the sale of their own merchandise or the merchandise of others, industrial banks, and the personal loan departments of commercial banks and credit unions. Revenues of Avco Financial Services accounted for approximately 15%, 16% and 17% of Textron's total revenues in 1993, 1992 and 1991, respectively. Textron Financial Corporation competes with other commercial finance companies as well as institutional lenders, primarily banks. Price and service are the principal competitive factors in the Finance segment.

     Paul Revere is the leading provider of individual non-cancellable disability insurance in North America. Paul Revere competes with many other insurance companies offering similar products. Insurance companies compete on the basis of many factors including financial strength, pricing and other terms and conditions of products, commission structure, perceived stability of the insurer, claims paying ratings, service, name recognition and reputation.

BACKLOG

     Information regarding Textron's backlog of government and commercial orders by business segment at the end of the past two fiscal years is contained on page 33 of Textron's 1993 Annual Report to Shareholders, which page is incorporated herein by reference.

     Approximately 47% of Textron's total backlog at January 1, 1994 represents orders which are not expected to be filled within the 1994 fiscal year. Approx-imately 76% of the total backlog is funded.


GOVERNMENT CONTRACTS

     In 1993, 23% and 43% of the revenues of the Aircraft and Systems and Compo-nents segments, respectively, were generated by or resulted from contracts with the United States Government. U.S. Government business is subject to competition, changes in procurement policies and regulations, the continuing availability of Congressional appropriations, world events, and the size and
timing of programs in which Textron may participate.   A substantial portion of
Textron's government contracts are fixed-price or fixed-price incentive con-tracts, including some which are fixed-price incentive development contracts. Contracts which contain incentive pricing terms provide for upward or downward adjustments in the prices paid by the U.S. Government thereunder upon comple-tion of the contract or any agreed portion thereof, based on cost or other performance factors. U.S. Government contracts generally may be terminated in whole or in part at the convenience of the U.S. Government or if the contractor is in default. Upon termination of a contract for the convenience of the U.S. Government, the contractor is normally entitled to reimbursement for allowable costs incurred and an allowance for profit (up to a maximum equal to the con-tract price) or adjustment for loss if the contractor would have incurred a loss had the entire contract been completed. If, however, a contract is termi-nated for default: (i) the contractor is paid such amount as may be agreed upon for manufacturing materials and partially completed products accepted by the U.S. Government; (ii) the U.S. Government is not liable for the contrac-tor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated por-tions of the contract; and (iii) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Additional information regarding defense expenditures is contained on pages 34 through 36 of Textron's 1993 Annual Report to Shareholders, which pages are incorporated herein by reference.

RESEARCH AND DEVELOPMENT

     Information regarding Textron's research and development expenditures is contained on pages 45 and 53 of Textron's 1993 Annual Report to Shareholders, which pages are incorporated herein by reference.

PATENTS AND TRADEMARKS

     Textron owns, or is licensed under, a number of patents and trademarks throughout the world relating to methods of manufacturing and products. Pat-ents and trademarks have been of value in the past and are expected to be of value in the future; however, the loss of any single patent or group of patents would not, in the opinion of Textron, materially affect the conduct of its business.

ENVIRONMENTAL CONSIDERATIONS

     Textron's operations, like those of other companies engaged in similar businesses, are subject to numerous laws and regulations designed to protect
the environment.   Compliance with such laws has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of Textron. Expenditures for environmental control facilities have not had, and are not expected to have, a material effect on capital expendi-tures, earnings or the competitive position of Textron. Additional information regarding environmental matters is contained on pages 30, 45 and 59 of Textron's 1993 Annual Report to Shareholders, which pages are incorporated herein by reference.

EMPLOYEES

     At January 1, 1994, Textron had approximately 56,000 employees.

ITEM 2.  PROPERTIES

     At January 1, 1994, Textron operated a total of 146 plants located through-out the United States and 6 plants outside the United States. Of the total of 152 plants, Textron owned 112 and the balance was leased. In the aggregate, the total manufacturing space was approximately 27 million square feet.

     In addition, Textron owns or leases offices, warehouse and other space at various locations throughout the United States and outside the United States. Textron also owns or leases such machinery and equipment as is necessary in the operation of its Divisions. Textron considers the productive capacity of the plants operated by each of its business segments to be adequate. In general, the plants and machinery are in good condition, are considered to be adequate for the uses to which they are being put, and are substantially in regular use.

     A material portion of the plant, machinery and equipment used by Textron Lycoming Turbine Engine at Stratford, Connecticut, is owned by the U.S. Govern-ment and is provided pursuant to facilities contracts which authorize the Divi-sion to use it without charge in the performance of government contracts. In addition, use is permitted under certain limited circumstances in the perfor-mance of commercial work if governmental approval is obtained and appropriate rentals are paid to the government. These facilities contracts are terminable by the U.S. Government at any time, but Textron does not anticipate that any such termination will occur so long as the facilities are required in the per-formance of material U.S. Government contracts, or that it will be prevented from using the facilities for commercial work so long as all governmental re-quirements are met.

ITEM 3.  LEGAL PROCEEDINGS

     In early 1989, Textron acquired Avdel plc, a fastening systems manufactur-ing business based in England, the total cost of which approximated $250 mil-
lion.   In February 1989, the U.S. Federal Trade Commission ("FTC") challenged the acquisition under antitrust law. On October 28, 1993, the FTC conditional-ly approved Textron's offer to settle the matter by licensing a new competitor for Avdel's MONOBOLT non-aerospace blind rivet and selling the licensee cer-tain manufacturing equipment of Avdel's U.S. operation. The settlement and approval of the license/divestiture are expected to become effective in 1994. Until the settlement becomes effective, Textron is precluded from consolidating in its financial statements the results of operations of Avdel and is therefore carrying its investment in Avdel at cost.

     Since 1979, Textron has been engaged in arbitration in Switzerland with the Government of Iran concerning conflicting claims and counterclaims arising out of a 1975 helicopter coproduction agreement between its Bell Helicopter Division and the Government of Iran. The contract was terminated in 1978 and the arbitration started in 1979. Bell Helicopter and the Government of Iran are currently engaged in settlement discussions. In the opinion of management any costs incurred by Bell associated with the arbitration in excess of amounts previously reserved will not be material to Textron's net income or financial condition.

     On October 5, 1993, the Ohio Environmental Protection Agency ("Ohio EPA") issued a proposed consent order concerning compliance issues related to air emissions from Textron's Randall Division plant in Wilmington, Ohio. The Ohio EPA is seeking a civil penalty of $579,000. Textron is negotiating with the Ohio EPA to resolve the matter.

     In addition, there are pending or threatened against Textron and its sub-sidiaries lawsuits and other proceedings, some of which allege violations of federal government procurement regulations, involve environmental matters, or are or purport to be class actions. Among these suits and proceedings are some which seek compensatory, treble or punitive damages in substantial amounts; fines, penalties or restitution; the cleanup of allegedly hazardous wastes; or, under federal government procurement regulations, could result in suspension or debarment of Textron or its subsidiaries from U.S. Government contracting for a period of time. These suits and proceedings are being defended or contested on behalf of Textron and its subsidiaries.

     On the basis of information presently available, Textron believes that any liability for the suits and proceedings mentioned above, or the impact of the application of relevant government regulations, would not have a material ef-fect on Textron's net income or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Textron's security holders during the last quarter of the period covered by this Report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the executive officers of Textron as of March 15, 1994. Unless otherwise indicated, the employer is Textron.

    Name                        Age                   Position

James F. Hardymon               59        Chairman since 1993, and Chief Execu-
                                          tive Officer since 1992; formerly
                                          President, 1989 through 1993, and
                                          Chief Operating Officer, 1989 through
                                          1991; Director since 1989.


                       CORPORATE OPERATING MANAGEMENT

Lewis B. Campbell               47        President and Chief Operating Officer
                                          since January 1994; formerly Execu-
                                          tive Vice President and Chief Operat-
                                          ing Officer, 1992 to 1993; Vice Presi-
                                          dent of General Motors (1988 to 1992)
                                          and General Manager of its GMC
                                          Truck Division (1991 to 1992), and
                                          General Manager of the Flint Automo-
                                          tive Division Buick - Oldsmobile
                                          - Cadillac Group (1988 to 1991);
                                          Director since January 1994.

Gary E. Atwell                  50        Group Vice President since 1986.

Richard H. Campbell             58        Group Vice President since 1992;
                                          formerly Group Vice President and
                                          President - Hardware Home Improvement
                                          Group of Black & Decker Corporation,
                                          1989 to 1992.

Herbert L. Henkel               45        Group Vice President since October
                                          1993; formerly President of the
                                          Greenlee Textron Division, 1987 to
                                          October 1993.

Fred L. Hubacker                49        Group Vice President and President
                                          Textron Acustar Plastics Inc. since
                                          May 1993; formerly Group Controller,
                                          Procurement and Supply Operations
                                          (1991 to April 1993) and Vice Presi-
                                          dent Finance, Acustar Inc. unit (1989
                                          to 1991) of Chrysler Corporation.

Derek Plummer                   60        Group Vice President since 1986.

Terry D. Stinson                52        Group Vice President since 1991;
                                          formerly President of the Hamilton
                                          Standard Division of United Technolo-
                                          gies Corporation, 1986 to 1991.

Richard A. Watson               49        Group Vice President since 1990;
                                          formerly Vice President Textron and
                                          President Textron Investment Manage-
                                          ment Company Inc., 1986 to 1990.

                          CORPORATE STAFF MANAGEMENT

Thomas P. Hollowell             50        Executive Vice President Corporate
                                          Development since 1992; formerly
                                          Managing Director of Bowles Hollowell
                                          Conner & Co., an investment banking
                                          firm, 1975 to 1992.

Richard A. McWhirter            59        Executive Vice President and Chief
                                          Financial Officer since 1993; former-
                                          ly Senior Vice President and Secre-
                                          tary, 1991 to 1993; Senior Vice Presi-
                                          dent - Insurance and Environmental
                                          Affairs, 1988 to 1991.

Thomas D. Soutter               59        Executive Vice President and General
                                          Counsel since 1985.

William F. Wayland              58        Executive Vice President Administra-
                                          tion and Chief Human Resources Offi-
                                          cer since 1993; formerly Executive
                                          Vice President - Human Resources,
                                          1989 to 1993.

Frank Gulden                    57        Senior Vice President - Human Resourc-
                                          es, since December 1993; formerly
                                          Group Vice President, 1990 to Decem-
                                          ber 1993; Vice President North and
                                          South America, Fastening Systems
                                          Group of Emhart Corporation, 1989 to
                                          1990.

Mary L. Howell                  41        Senior Vice President Government and
                                          International Relations since 1993;

                                          formerly Vice President - Government
                                          Affairs, 1985 to 1993.

Edward C. Arditte               38        Vice President - Investor Relations
                                          and Risk Management since 1993; for-
                                          merly Vice President - Investor Rela-
                                          tions, 1991 to 1993; Director - Inves-
                                          tor Relations, 1990 to 1991; Assis-
                                          tant Treasurer, 1986 to 1990.

Raymond W. Caine, Jr.           61        Vice President - Corporate Communica-
                                          tions since 1980.

Robert B. Clendenen             51        Vice President - Audit and Business
                                          Ethics since 1988.

Brian T. Downing                46        Vice President and Treasurer since
                                          1986.

Arnold M. Friedman              51        Vice President and Deputy General
                                          Counsel since 1984.

Gregory E. Hudson               47        Vice President - Taxes since 1987.

William P. Janovitz             51        Vice President and Controller since
                                          1983.

Cecil W. Labhart                61        Vice President - Information Systems
                                          Services since 1986.

Karen A. Quinn-Quintin          36        Vice President and Secretary since
                                          1993; formerly Director, Corporate
                                          Office Human Resources, 1992 to 1993;
                                          Manager, Corporate Office Personnel,

                                          1991 to 1992; Manager, Group Insur-
                                          ance, 1989 to 1991.

No family relationship exists between any of the individuals named above.

                                     PART II
ITEM 5.  MARKETS FOR THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

     Textron's common stock is traded on the New York, Chicago and Pacific
Stock Exchanges.   Additional information regarding "Markets for the Regis-
trant's Common Equity and Related Stockholder Matters" is contained on pages 65, 66 and on the inside back cover of Textron's 1993 Annual Report to Share-holders, which pages are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Information regarding "Selected Financial Data" is contained in the Five Year Summary on page 66 of Textron's 1993 Annual Report to Shareholders, which page is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" is contained in the Financial Review on pages 29 through 37 of Textron's 1993 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and the supplementary information listed in the accompanying index to financial statements and financial state-ment schedules are filed as part of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Textron's directors is contained on pages 2 through 6 of Textron's Proxy Statement for the 1994 Annual Meeting of Shareholders on April 27, 1994, which pages are incorporated herein by reference.

     Information regarding Textron's executive officers is included on pages 10 through 14 of Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding "Executive Compensation" is contained on pages 15 through 20 of Textron's Proxy Statement for the 1994 Annual Meeting of Share-holders on April 27, 1994, which pages are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding "Security Ownership of Certain Beneficial Holders" is contained on page 9, and information regarding "Security Ownership of Manage-ment" is contained on pages 9 through 11, of Textron's Proxy Statement for the 1994 Annual Meeting of Shareholders on April 27, 1994, which pages are incorpo-rated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is contained on page 20 of Textron's Proxy Statement for the 1994 Annual Meeting of Shareholders on April 27, 1994, which page is incorporated herein by refer-ence.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  Financial Statements and Schedules

     The consolidated financial statements, supplementary information and finan-cial statement schedules listed in the accompanying index to financial state-ments and financial statement schedules are filed as part of this Report.

Exhibits

3.1 Restated Certificate of Incorporation of Textron as filed March 24, 1988. Incorporated by reference to Exhibit 3.1 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

3.2 By-Laws of Textron, restated December 10, 1992. Incorporated by reference to Exhibit 3.2 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

NOTE: Exhibits 10.1 through 10.19 below are management contracts or compensatory plans, contracts or agreements.

10.1A Supplemental Benefits Plan for Textron Key Executives effec-tive from and after December 16, 1987 ("Supplemental Plan").

            Incorporated by reference to Exhibit 10.1 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

10.1B Market Square Profit Sharing Plan Schedule to Supplemental Plan effective as of January 1, 1989, amended and restated as of December 10, 1991. Incorporated by reference to Exhibit 10.1(b) to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.1C Amendment to Market Square Profit Sharing Plan Schedule to Supplemental Plan effective December 30, 1992. Incorporated by reference to Exhibit 10.1(f) to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

10.1D Ex-Cell-O Salaried Retirement Plan Schedule to Supplemental Plan effective as of July 1, 1989, amended and restated as of July 1, 1991. Incorporated by reference to Exhibit 10.1(c) to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.1E First Amendment to Supplemental Plan effective as of April 25, 1990. Incorporated by reference to Exhibit 10.1(d) to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990.

10.1F Second Amendment to Supplemental Plan effective as of Septem-ber 25, 1991. Incorporated by reference to Exhibit 10.1(e) to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.2 Survivor Benefit Plan for Textron Key Executives effective from and after December 16, 1987. Incorporated by reference to Exhibit 10.2 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

10.3A Deferred Income Plan for Textron Key Executives effective from and after December 16, 1987. Incorporated by reference to
            Exhibit 10.3 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

10.3B First Amendment to Deferred Income Plan for Textron Key Execu-tives effective as of October 27, 1992. Incorporated by refer-ence to Exhibit 10.3(b) to Textron's Annual Report on Form
            10-K for the fiscal year ended January 2, 1993.

10.4A Corporate Office Annual Incentive Compensation Plan executed on December 23, 1987. Incorporated by reference to Exhibit
            10.4 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

10.4B First Amendment to Corporate Office Annual Incentive Compensa-tion Plan effective as of December 10, 1992. Incorporated by reference to Exhibit 10.4(b) to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

10.5A Textron 1982 Long-Term Incentive Plan ("1982 Plan"). Incorpo-rated by reference to Exhibit 10.5(a) to Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10.5B       First Amendment to 1982 Plan effective as of
            February 25, 1987. Incorporated by reference to Exhibit 10.5(b) to Textron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987.

10.5C Second Amendment to 1982 Plan effective as of December 16, 1987. Incorporated by reference to Exhibit 10.5(c) to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

10.6A Textron 1987 Long-Term Incentive Plan ("1987 Plan") effective as of February 25, 1987, amended and restated as of April 27,
            1988.   Incorporated by reference to Exhibit 10.6 to Textron's
            Annual Report on Form 10-K for the fiscal year ended December 30, 1989.

10.6B First Amendment to 1987 Plan effective as of September 25, 1991. Incorporated by reference to Exhibit 10.6(b) to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.7A Textron 1990 Long-Term Incentive Plan ("1990 Plan") effective as of April 25, 1990. Incorporated by reference to Exhibit
            10.7 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.

10.7B First Amendment to 1990 Plan effective as of September 25, 1991. Incorporated by reference to Exhibit 10.7(b) to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.7C Second Amendment to 1990 Plan effective as of December 10, 1992. Incorporated by reference to Exhibit 10.7(c) to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

10.8 Employment Agreement between Textron and James F. Hardymon dated November 24, 1989 ("Employment Agreement"). Incorporat-ed by reference to Exhibit 10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.

10.9 Employment Agreement between Textron and Lewis B. Campbell dated as of September 22, 1992. Incorporated by reference to

            Exhibit 10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

10.10 Employment Agreement between Textron and Thomas P. Hollowell dated as of January 1, 1993. Incorporated by reference to
            Exhibit 10.10 to Textron's Annual Report Form 10-K for the fiscal year ended January 2, 1993.

10.11 Employment Agreement between Textron and Mary L. Howell dated as of May 4, 1993.

10.12 Employment Agreement between Textron and Richard A. McWhirter dated as of February 16, 1993. Incorporated by reference to
            Exhibit 10.11 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

10.13 Employment Agreement between Textron and Thomas D. Soutter dated as of March 1, 1985, as amended by Amendment to Employ-ment Agreement dated as of February 1, 1987 and Amendment to Employment Agreement dated as of February 1, 1988. Incorporat-ed by reference to Exhibit 10.11 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.

10.14 Employment Agreement between Textron and William F. Wayland dated January 1, 1989. Incorporated by reference to Exhibit
            10.12 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.

10.15 Form of Indemnity Agreement between Textron and its directors and executive officers. Incorporated by reference to Exhibit A to Textron's Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.

10.16 Textron Executive Severance Plan effective December 16, 1987. Incorporated by reference to Exhibit 10.13 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

10.17A Pension Plan for Directors originally effective as of March 8, 1986, as amended by a First Amendment effective as of August 26, 1987. Incorporated by reference to Exhibit 10.14 to Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10.17B Second Amendment to Pension Plan for Directors effective as of October 1, 1990. Incorporated by reference to Exhibit 10.16(b) to Textron's Annual Report on Form 10-K for the fis-cal year ended December 29, 1990.

10.18       Deferred Income Plan for Textron Directors effective May 26,
            1993.

10.19 Additional Benefits for certain executive officers. Incorpo-rated by reference to Exhibit 10.16 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

10.20A Credit Agreement dated as of November 1, 1993 among Textron, the Lenders listed therein and Bankers Trust Company as Admin-istrative Agent.

10.20B Line of Credit dated as of November 1, 1993 among Textron, the Lenders listed therein and Bankers Trust Company as Administra-tive Agent.

12.1 Computation of ratio of income to fixed charges of the Textron Parent Company Borrowing Group.

12.2 Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries.

13 Textron's 1993 Annual Report to Shareholders. Except for pages or items specifically incorporated by reference herein, Textron's 1993 Annual Report to Shareholders is furnished for the information of the Commission and is not filed as part of this Report.

21 Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23          Consent of Independent Auditors.

24.1        Power of attorney.

24.2 Certified copy of a resolution of the Board of Directors of Textron.

(B)   Reports on Form 8-K
      No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 1994.

TEXTRON INC.
Registrant

By:       S/Arnold M. Friedman
          Arnold M. Friedman
          Attorney-in-fact

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 28th day of March, 1994, by the following persons on behalf of the registrant and in the capacities indicated:

         NAME                                TITLE

           *                              Chairman and Chief Executive Officer,
James F. Hardymon                         Director (principal executive officer)

           *                              President and Chief Operating
Lewis B. Campbell                         Officer, Director

           *                              Director
H. Jesse Arnelle

           *                              Director
Joseph R. Carter

           *                              Director
R. Stuart Dickson

           *                              Director
B.F. Dolan

           *                              Director
William M. Ellinghaus

           *                              Director
Webb C. Hayes, III

          *                               Director
John D. Macomber

           *                              Director
Barbara Scott Preiskel

           *                              Director
Sam F. Segnar

           *                              Director
Jean Head Sisco

           *                              Director
John W. Snow

           *                              Director
J. Paul Sticht

           *                              Director
Martin D. Walker

           *                              Director
Thomas B. Wheeler


           *                              Executive Vice President and
Richard A. McWhirter                      Chief Financial Officer (principal)
                                          financial officer)

           *                              Vice President and Controller
William P. Janovitz                       (principal accounting officer)
*By: S/Arnold M. Friedman
     Arnold M. Friedman
     Attorney-in-fact

                                  TEXTRON INC.
                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                   Item 14(a)

                                                      Form       Annual Report
Textron Inc.                                          10-K      to Shareholders

  Report of Independent Auditors                                       38

  Consolidated Statement of Income for each of the
    three years in the period ended January 1,                         39
    1994

  Consolidated Balance Sheet at January 1, 1994
    and January 2, 1993                                                40

  Consolidated Statement of Cash Flows for each of
    the three years in the period ended January 1,                     41
    1994

  Consolidated Statement of Changes in
    Shareholders' Equity for each of the three
    years in the period ended January 1, 1994                          42

  Summary of Significant Accounting Policies                        43 - 45

  Notes to Consolidated Financial Statements                        45 - 64

  Revenues and Income by Business Segment                              33

  Supplementary Information (Unaudited):

    Quarterly Financial Information 1993 and 1992                      65

  Financial Statement Schedules for each of the
    three years in the period ended January 1,
    1994

     III  Condensed financial information of           26
            registrant

    VIII  Valuation and qualifying accounts            27

      IX  Short-term borrowings                        28

       X  Supplementary income statement               29
               information

All other schedules are omitted because the conditions requiring the filing thereof do not exist or because the information required is included in the financial statements and notes thereto.

                                  TEXTRON INC.

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

        For each of the three years in the period ended January 1, 1994



     Financial information of the Registrant is omitted because condensed financial information of the Textron Parent Company Borrowing Group, which includes the Registrant and all of its majority-owned subsidiaries other than its finance and insurance subsidiaries, is shown on pages 61-62 of Textron's Annual Report to Shareholders. Management believes that the disclosure of financial information on the basis of the Textron Parent Company Borrowing Group results in a more meaningful presentation, since this group constitutes the Registrant's basic borrowing entity and the only restrictions on net assets of Textron's subsidiaries relate to its finance and insurance subsidiaries. The Registrant's investment in its finance and insurance subsidiaries is reflected under the caption "Investments in finance and insurance subsidiaries."

     The Textron Parent Company Borrowing Group received dividends of $93.5 million, $78.4 million and $78.2 million from its finance and insurance subsidiaries in 1993, 1992 and 1991, respectively. The portion of the net assets of Textron's finance and insurance subsidiaries available for cash dividends and other payments to the Textron Parent Company Borrowing Group is restricted by the terms of lending agreements and insurance statutory requirements. As of January 1, 1994, approximately $311 million of their net assets of $2.2 billion was available to be transferred to the Textron Parent Company Borrowing Group pursuant to these restrictions.

     For information concerning the Textron Parent Company Borrowing Group's long-term debt and restrictions contained in its debt agreements, see Note 8 to the consolidated financial statements appearing on pages 50-51 of Textron's 1993 Annual Report to Shareholders.

                                  TEXTRON INC.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

        For each of the three years in the period ended January 1, 1994

                                 (In millions)


Allowance for credit losses on finance receivables             1993       1992       1991



Balance at beginning of year                                $  212.4   $  183.3   $  176.0

  Additions charged to income (a)                              171.2      188.6      160.2

  Deductions from reserves (b)                                (158.8)    (176.1)    (152.9)

  Acquisitions and other items                                   (.2)      16.6          -



Balance at end of year                                      $  224.6   $  212.4   $  183.3


(a) Exclude the effect of recoveries on accounts previously written off of $28.9 million, $28.2 million and $25.4 million in 1993, 1992 and 1991, respectively, which have been credited directly to income.

(b)  Consist primarily of receivables written off.

                                  TEXTRON INC.

                      SCHEDULE IX - SHORT-TERM BORROWINGS

        For each of the three years in the period ended January 1, 1994

                                 (In millions)





                                      End of year        Maximum       Average       Weighted



                                             Weighted     amount       amount        average
                                             average   outstanding   outstanding     interest
                                             interest   during the   during the    rate during
                                  Balance      rate        year         year*       the year*



Year ended January 1, 1994

  Commercial paper               $ 2,778.0      3.7%     $ 2,778.1    $  2,557.1       3.7%

  Debt to banks                       82.1      4.4%     $   203.2         133.0       3.8%



TOTAL                            $ 2,860.1      3.7%     $ 2,860.1    $  2,690.1       3.7%



Year ended January 2, 1993:

  Commercial paper               $ 2,145.3      4.5%     $ 2,510.3    $  2,242.1       4.4%

  Debt to banks                      269.6      4.4%     $   582.8         427.1       4.5%



TOTAL                            $ 2,414.9      4.5%     $ 3,043.4    $  2,669.2       4.4%



Year ended December 28, 1991:

  Commercial paper               $ 1,948.2      5.6%     $ 1,954.5    $  1,841.5       6.8%

  Debt to banks                      133.5      5.6%     $   170.3         120.3       8.5%



TOTAL                            $ 2,081.7      5.6%     $ 2,081.7    $  1,961.8       6.9%


* The average amount outstanding during each year was computed by averaging the daily ending balances during the year. The weighted average interest rate during each year was determined based on daily outstanding principal amounts and excludes the cost of maintaining the lines of credit.

NOTE: This schedule excludes borrowings under or supported by long-term credit facilities of the Textron Parent Company Borrowing Group.

                                  TEXTRON INC.

                       SCHEDULE X - SUPPLEMENTARY INCOME
                             STATEMENT INFORMATION

        For each of the three years in the period ended January 1, 1994

                                 (In millions)


                                                   Charged to costs and expenses


                                                    1993      1992      1991



Maintenance and repairs                           $ 104.2   $ 100.2   $ 113.8


                            TEXTRON INC.

                          Index of Exhibits
                     Annual Report on Form 10-K
             for the Fiscal Year Ended January 1, 1994


    Exhibit                       Description

     10.11          Employment Agreement between Textron and Mary L.
                    Howell dated as of May 4, 1993.

     10.17 Deferred Income Plan for Textron Directors effective May 26, 1993.

     10.20A Credit Agreement dated as of November 1, 1993 among Textron, the Lenders listed therein and Bankers Trust Company as Administrative
                    Agent.

     10.20B Line of Credit dated as of November 1, 1993 among Textron, the Lenders listed therein and Bankers Trust Company as Administrative Agent.

     12.1 Computation of ratio of income to fixed charges of the Textron Parent Company Borrowing Group.

     12.2           Computation of ratio of income to fixed
                    charges of Textron Inc. including all
                    majority-owned subsidiaries.

     13             Textron's 1993 Annual Report to Shareholders.
                    Except for pages or items specifically
                    incorporated by reference herein, Textron's
                    Annual Report to Shareholders is furnished for the information of the Commission and is not filed as part of this Report.

     21             Certain subsidiaries of Textron.  Other
                    subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

     23             Consent of Independent Auditors.

     24.1           Power of Attorney.

     24.2 Certified copy of a resolution of the Board of Directors of Textron.