Form 10-Q
period 1994-04-02
TEXTRON INC
filed 1994-05-13
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal quarter ended April 2, 1994

                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 1-5480



                                  TEXTRON INC.

             (Exact name of registrant as specified in its charter)



                Delaware                                05-315468

     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

                 40 Westminster Street, Providence, RI   02903
                                  401-421-2800

         (Address and telephone number of principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                                            Yes  X No



         Common stock outstanding at April 30, 1994 - 88,664,000 shares





                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                  TEXTRON INC.
                  Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)

                                                          Three Months Ended

                                                         April 2,        April 3,
                                                           1994            1993


Revenues

Sales                                                    $   1,687       $   1,478

Interest, discount and service charges                         324             315

Insurance premiums                                             290             278

Investment income (including net realized investment           107              94
  gains)



    Total revenues                                           2,408           2,165



Costs and expenses

Cost of sales                                                1,426           1,233

Selling and administrative                                     361             344

Interest expense                                               158             171

Provision for losses on collection of finance
  receivables, less recoveries                                  43              39

Insurance benefits and increase in policy                      225             206
liabilities

Amortization of insurance policy acquisition costs              26              37



    Total costs and expenses                                 2,239           2,030



Income before income taxes                                     169             135

Income taxes                                                   (65)            (52)

Elimination of minority interest in net income of               (4)              -
  Paul Revere



Net income                                               $     100       $      83



Net income per common share                              $    1.10       $     .92



Average shares outstanding*                             90,588,000      89,600,000



Dividends per share:

  $2.08 Preferred stock, Series A                             $.52            $.52

  $1.40 Preferred stock, Series B                             $.35            $.35

  Common stock                                                $.35            $.31





* Average shares outstanding assume full conversion of preferred stock and exercise of options.

See notes to consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                     Consolidated Balance Sheet (unaudited)
                                 (In millions)

                                                         April 2,       January 1,
                                                           1994            1994


Assets

Cash                                                     $     26        $     26

Investments                                                 4,897           4,764

Receivables - net:

  Finance                                                   7,589           7,562

  Commercial and U.S. Government                              802             678



                                                            8,391           8,240

Inventories                                                 1,514           1,488

Property, plant and equipment - net                         1,271           1,269

Unamortized insurance policy acquisition costs                802             784

Goodwill, less accumulated amortization of $357 and         1,423           1,437
$343

Other assets (including net prepaid income taxes)           1,644           1,650



    Total assets                                         $ 19,968        $ 19,658



Liabilities and shareholders' equity

Liabilities

Accounts payable                                         $    643        $    614

Accrued postretirement benefits other than pensions         1,037           1,033

Other accrued liabilities (including income taxes)          2,334           2,268

Insurance reserves and claims                               4,183           4,091

Debt:

  Textron Parent Company Borrowing Group                    2,058           2,025

  Finance and insurance subsidiaries                        6,843           6,847



                                                            8,901           8,872



    Total liabilities                                      17,098          16,878



Shareholders' equity

Capital stock:

  Preferred stock                                              16              16

  Common stock*                                                12              12

Capital surplus                                               695             687

Retained earnings                                           2,278           2,209

Other                                                         (39)            (52)



                                                            2,962           2,872

  Less cost of treasury shares                                 92              92



    Total shareholders' equity                              2,870           2,780



    Total liabilities and shareholders' equity           $ 19,968        $ 19,658



*Common shares outstanding                                88,652,000      88,413,000


See notes to consolidated financial statements.



Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Consolidated Statement of Cash Flows (unaudited)

                                 (In millions)

                                                              Three Months Ended

                                                                 April 2,   April 3,
                                                                   1994       1993


Cash flows from operating activities:

Net income                                                        $  100     $   83

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                     72         65

    Provision for losses on receivables                               51         49

    Deferred income taxes                                             17         12

    Increase in insurance policy liabilities                          91         81

    Amortization of insurance policy acquisition costs                26         37

    Changes in assets and liabilities:

      Increase in commercial and U.S. Government receivables        (125)       (43)

      Increase in inventories                                        (26)       (47)

      Additions to insurance policy acquisition costs                (49)       (57)

      Increase in other assets                                       (25)       (24)

      Increase in accounts payable                                    29         16

      Increase (decrease) in accrued liabilities                      64         (1)

    Other - net                                                      (19)        29



    Net cash provided by operating activities                        206        200



Cash flows from investing activities:

Purchases of investments                                            (471)      (476)

Proceeds from sales of debt and marketable equity securities         144         29
  available for sale

Proceeds from sales of debt securities held to maturity               10        118

Proceeds from maturities and calls of debt and marketable            213        168
  equity securities

Finance receivables originated or purchased
                                                                  (1,298)    (1,139)

Finance receivables repaid or sold                                 1,165      1,020

Capital expenditures                                                 (60)       (43)

Other investing activities - net                                      13         18



    Net cash used by investing activities                           (284)      (305)



Cash flows from financing activities:

Increase (decrease) in short-term debt                              (123)       279

Proceeds from issuance of long-term debt                             638        405

Principal payments on long-term debt                                (419)      (569)

Receipts from interest-sensitive insurance products                   49         56

Return of account balances on interest-sensitive insurance           (31)       (23)
    products

Proceeds from exercise of stock options                                6          5

Dividends paid                                                       (31)       (27)



    Net cash provided by financing activities                         89        126

Effect of foreign exchange rate changes on cash                      (11)         -



Net increase in cash                                                   -         21

Cash at beginning of period                                           26         31



Cash at end of period                                             $   26     $   52


See notes to consolidated financial statements.

                                  TEXTRON INC.
             Notes to Consolidated Financial Statements (unaudited)


Note 1:   Summary of significant accounting policies

          The financial statements should be read in conjunction with the financial statements included in Textron's Form 10-K for the year ended January 1, 1994. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at April 2, 1994 and January 1, 1994, and its consolidated results of operations and cash flows for each of the respective three month periods ended April 2, 1994 and April 3, 1993. The results of operations for the three months ended April 2, 1994 are not necessarily indicative of results for the full year.

Note 2:   Acquisitions

          Avdel plc

          In early 1989, Textron acquired Avdel plc, a fastening systems manufacturing business based in England, the total cost of which approximated $250 million. In February 1989, the U.S. Federal Trade Commission (FTC) challenged the acquisition under antitrust law. On May 10, 1994, the FTC gave final approval to a settlement of the matter by Textron's licensing a new competitor for Avdel's Monobolt non-aerospace blind rivet and selling the licensee certain manufacturing equipment of Avdel's U.S. operation. Textron expects to assume control of Avdel before the end of May 1994, and will begin in the second quarter of 1994 to consolidate in its financial statements the results of operations of Avdel.

          For the full year of 1993 (the latest period for which information is available relative to Avdel's operating results), Avdel's sales and earnings before income taxes were $153 million and $17 million, respectively, compared with $163 million and $16 million, respectively, in 1992. Such results do not reflect any purchase price adjustments which would be required as a result of Textron's acquisition of Avdel, principally amortization of goodwill.

          Textron Acustar Plastics

          On May 3, 1993, Textron acquired the plastics operations of the Acustar division of Chrysler Corporation at a cost of $139 million in cash.



Note 3:   Investments

                                                    April 2,      January 1,
                                                      1994           1994



                                                         (In millions)

          Debt and marketable equity securities
            available for sale (April 2, 1994
            amortized cost:  $2,735)                 $ 2,802        $  648

          Debt securities held to maturity
            (April 2, 1994 estimated fair value:      1,763          3,778
            $1,735)

          Other                                         332            338



                                                     $ 4,897        $ 4,764




          Effective at the beginning of 1994, Textron adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. FAS 115 established new, more restrictive criteria to be used in determining which debt securities can be carried in the financial statements at amortized cost. Beginning in 1994, securities carried at amortized cost and classified in Textron's held to maturity category are those which Textron has both the ability and positive intent to hold to maturity. Securities classified in the available for sale category are carried at fair value and consist of those securities which Textron intends to hold for an indefinite period of time but not necessarily to maturity. Unrealized gains and losses related to securities available for sale are reported as a separate component of shareholders' equity. To comply with FAS 115, Textron transferred certain debt securities from the held to maturity category to the available for sale category of its investment portfolio. The net unrealized gains of $94 million, net of applicable income taxes, relating to the debt securities classified in the available for sale category of its investment portfolio at the date of adoption, were recorded as an increase to shareholders' equity. The net unrealized gains related to the available for sale category were $40 million, net of applicable income taxes, at April 2, 1994. The decrease in the net unrealized gains was principally due to financial market fluctuations during the first quarter of 1994. The adoption of FAS 115 had no effect upon Textron's net income.

          In the first quarter of 1994, an investment in the held to maturity category, with an amortized cost of $10 million, was sold due to a significant deterioration in the issuer's creditworthiness. Proceeds from the sale were $10 million. Gross realized gains and losses from sales of securities classified as available for sale were $10 million and $1 million, respectively, in the first quarter of 1994.



Note 4:   Finance receivables - net

                                                    April 2,      January 1,
                                                      1994           1994



                                                         (In millions)

          Finance receivables                        $ 8,052        $ 8,019

          Less allowance for credit losses              232            225

          Less finance-related insurance reserves
            and claims                                  231            232



                                                     $ 7,589        $ 7,562






Note 5:   Inventories

                                                    April 2,      January 1,
                                                      1994           1994



                                                         (In millions)

          Finished goods                             $  370         $  395

          Work in process                             1,168          1,120

          Raw materials                                 222            241



                                                      1,760          1,756

          Less progress and advance payments            246            268



                                                     $ 1,514        $ 1,488






Note 6:   Insurance reserves and claims

                                                    April 2,      January 1,
                                                      1994           1994



                                                         (In millions)

          Paul Revere:

            Future policy benefits                   $ 1,108        $ 1,090

            Unpaid claim and claim expenses            1,400          1,358

            Other policyholder funds                   1,499          1,462

          Other                                          176            181



                                                     $ 4,183        $ 4,091






Note 7:   Contingencies

          There are pending or threatened against Textron and its subsidiaries lawsuits and other proceedings, some of which allege violations of federal government procurement regulations, involve environmental matters, or are or purport to be class actions. Among these suits and proceedings are some which seek compensatory, treble or punitive damages in substantial amounts; fines, penalties or restitution; the cleanup of allegedly hazardous wastes; or, under federal government procurement regulations, could result in suspension or debarment of Textron or its subsidiaries from U.S. Government contracting for a period of time. These suits and proceedings are being defended or contested on behalf of Textron and its subsidiaries. On the basis of information presently available, Textron believes that any such liability or the impact of the application of relevant government regulations would not have a material effect on Textron's net income or financial condition.

          See Part II, Item 1., LEGAL PROCEEDINGS.

Note 8:   Subsequent events

          On May 11, 1994, Textron and AlliedSignal Inc. signed a memorandum of understanding for AlliedSignal to acquire the Textron Lycoming Turbine Engine Division of Textron for approximately $375 million in cash plus the assumption of certain liabilities. Completion of the transaction is subject to negotiation of a final agreement and regulatory approvals. The proceeds from the sale will be used for general corporate purposes including debt reduction, repurchase of common shares and the financing of acquisitions.

          On May 12, 1994, Textron reactivated its share repurchase program to purchase up to five million shares of its common stock from time to time in the open market as conditions warrant.

Note 9:   Financial information by borrowing group

          Textron consists of two borrowing groups - the Textron Parent Company Borrowing Group and the finance and insurance subsidiaries.

          The Textron Parent Company Borrowing Group is comprised of all entities of Textron other than its finance and insurance subsidiaries. The financial statements of this group as set forth below reflect Textron's investments in its finance and insurance subsidiaries on the equity basis. Its sources of cash flow include dividends paid by the finance and insurance subsidiaries, as well as cash generated by other operating units.

          The finance and insurance subsidiaries finance their respective operations by borrowing from their own group of external creditors.



Note 9:   Financial information by borrowing group (continued)

          Textron, which had been the sole shareholder of The Paul Revere Corporation (PRC), sold 7.5 million shares of PRC, representing 16.7% of the outstanding shares of PRC, on October 26, 1993 in an underwritten public offering registered under the Securities Act of 1933.

Item 1.   FINANCIAL STATEMENTS (Continued)

Note 9:   Financial information by borrowing group (continued)

TEXTRON PARENT COMPANY BORROWING GROUP
(unaudited) (In millions)

                                                            Three Months Ended

                                                         April 2,        April 3,
Statement of Income                                        1994            1993


Revenues                                                  $ 1,688         $ 1,479



Costs and expenses

Cost of sales                                              1,426           1,233

Selling and administrative                                   160             152

Interest expense                                              53              61



    Total costs and expenses                               1,639           1,446



                                                              49              33

Pretax income of finance and insurance subsidiaries          120             102



Income before income taxes                                   169             135

Income taxes                                                 (65)            (52)

Elimination of minority interest in net income of             (4)              -
  Paul Revere



Net income                                                $  100          $   83

                                                         April 2,       January 1,
Balance Sheet                                              1994            1994


Assets

Cash                                                      $   10          $   12

Receivables - net                                            830             695

Inventories                                                1,514           1,488

Investments in finance and insurance subsidiaries          2,212           2,161

Property, plant and equipment - net                        1,153           1,150

Goodwill, less accumulated amortization of $183 and        1,128           1,138
  $173

Other assets (including net prepaid income taxes)          1,476           1,433



    Total assets                                          $ 8,323         $ 8,077



Liabilities and shareholders' equity

Accounts payable and accrued liabilities (including       $ 3,395         $ 3,272
  income taxes)

Debt                                                       2,058           2,025

Shareholders' equity                                       2,870           2,780



    Total liabilities and shareholders' equity            $ 8,323         $ 8,077


Item 1.   FINANCIAL STATEMENTS (Continued)

Note 9:   Financial information by borrowing group (continued)

TEXTRON PARENT COMPANY BORROWING GROUP (continued)
(unaudited) (In millions)

                                                              Three Months Ended

                                                            April 2,      April 3,
Statement of Cash Flows                                       1994          1993


Cash flows from operating activities:

Net income                                                    $ 100         $  83

Adjustments to reconcile net income to net cash provided by operating activities:

    Undistributed earnings of finance and insurance             (44)          (46)
      subsidiaries

    Depreciation and amortization                                59            53

    Interest accretion                                           10             9

    Changes in assets and liabilities:

        Increase in receivables                                (135)          (48)

        Increase in inventories                                 (26)          (47)

        Increase in other assets                                (46)          (18)

        Increase in accounts payable and accrued                119            46
          liabilities

    Other - net                                                  (3)            5



        Net cash provided by operating activities                34            37



Cash flows from investing activities:

Capital expenditures                                            (54)          (39)

Other investing activities - net                                  6             2



        Net cash used by investing activities                   (48)          (37)



Cash flows from financing activities:

Increase (decrease) in short-term debt                          (15)            3

Proceeds from issuance of long-term debt                        307           130

Principal payments on long-term debt                           (255)          (92)

Proceeds from exercise of stock options                           6             5

Dividends paid                                                  (31)          (27)



        Net cash provided by financing activities                12            19



Net increase (decrease) in cash                                  (2)           19

Cash at beginning of period                                      12            28



Cash at end of period                                         $  10         $  47


Item 1.   FINANCIAL STATEMENTS (Continued)

Note 9:   Financial information by borrowing group (continued)

FINANCE AND INSURANCE SUBSIDIARIES
(unaudited) (In millions)

                                                          Three Months Ended

                                                         March 31,       March 31,
Statement of Income                                        1994            1993


Revenues

Interest, discount and service charges                    $  324          $  315

Credit life, credit disability and casualty                   63              76
  insurance premiums

Non-cancellable disability income, life and group            227             202
  insurance premiums

Investment income (including net realized investment         106              93
gains)



    Total revenues                                           720             686



Costs and expenses

Selling and administrative                                   201             192

Interest expense                                             105             110

Provision for losses on collection of finance
  receivables, less recoveries                                43              39

Credit life, credit disability and casualty
  insurance losses and adjustment expenses, less              31              33
  recoveries

Death and other insurance benefits                           107              96

Increase in insurance policy liabilities                      87              77

Amortization of insurance policy acquisition costs            26              37



    Total costs and expenses                                 600             584



Income before income taxes                                   120             102

Income taxes                                                 (46)            (39)



Net income                                                    74              63

Elimination of minority interest in net income of             (4)              -
Paul Revere



Textron's equity in net income                            $   70          $   63


                                                         March 31,     December 31,
Balance Sheet                                              1994            1993


Assets

Cash                                                      $   16          $   14

Investments                                                4,892           4,760

Finance receivables - net                                  7,651           7,605

Property, plant and equipment - net                           99              99

Unamortized insurance policy acquisition costs               802             784

Goodwill, less accumulated amortization of $174 and          295             299
  $170

Other assets                                                 636             660



    Total assets                                          $ 14,391        $ 14,221



Liabilities and equity

Accounts payable and accrued liabilities (including       $  967          $  939
  income taxes)

Insurance reserves and claims                              4,183           4,091

Debt                                                       6,843           6,847

Equity:

  Textron                                                  2,212           2,161

  Minority interest                                          186             183



    Total liabilities and equity                          $ 14,391        $ 14,221


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                    Revenues and Income by Business Segment
                                 (In millions)

                                                       Three Months Ended

                                                    April 2,        April 3,
                                                      1994            1993



REVENUES

MANUFACTURING:

  Aircraft                                           $  508          $  416

  Automotive                                            391             253

  Industrial                                            344             315

  Systems and Components                                445             494



                                                      1,688           1,478



FINANCIAL SERVICES:

  Finance                                               400             402

  Paul Revere                                           320             284



                                                        720             686



    Total revenues*                                  $ 2,408         $ 2,164



INCOME

MANUFACTURING:

  Aircraft                                           $   36          $   20

  Automotive                                             35              21

  Industrial                                             36              28

  Systems and Components                                 12              41



                                                        119             110



FINANCIAL SERVICES:

  Finance                                                78              70

  Paul Revere                                            42              32



                                                        120             102



Segment operating income                                239             212

Corporate expenses and other - net                      (17)            (17)

Interest expense - net                                  (53)            (60)



Income before income taxes                           $  169          $  135






* Revenues by business segment exclude interest income of the Textron Parent Company Borrowing Group for the three month period ended April 3, 1993 of $1 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Textron Parent Company Borrowing Group: During the three months ended April 2, 1994, the Textron Parent Company Borrowing Group's operating activities provided cash of $34 million versus $37 million during the corresponding period of 1993. Such cash flows approximated last year's level as increased income and customer deposits for 1994 were offset by higher receivables, due primarily to strong first quarter 1994 sales. The Group's debt increased by $33 million principally as a result of cash used for capital expenditures and payments of dividends in excess of cash provided by operations.

During the three months ended April 3, 1993, the Group's operating activities provided cash of $37 million versus cash used of $67 million during the corresponding period of 1992, with the improvement due primarily to increased deliveries on certain military contracts in 1993 and significant payments on trade payables and other liabilities in 1992. The Group's debt increased by $38 million principally as a result of cash used for capital expenditures and payments of dividends in excess of cash provided by operations.

The Textron  Parent Company  Borrowing Group's  credit facilities  not used  or reserved as support for outstanding commercial paper or bank borrowings at April 2, 1994 were $824 million. Textron had $236 million available at April 2, 1994 for unsecured debt securities under its shelf registration statement filed with the Securities and Exchange Commission.

In 1990, PRC purchased in the open market (on behalf of Textron) 1,696,500 shares of Textron common stock at a total cost of approximately $40 million. Such purchase was accounted for in the Textron Parent Company Borrowing Group's balance sheet as a purchase of stock for the Textron Parent Company Borrowing Group's treasury and as a dividend (special distribution) from PRC. In July 1993, Textron's Board of Directors approved Textron's purchase of all of the shares of Textron common stock owned by PRC in four annual installments of 424,125 shares each, beginning on April 10, 1994, at a share price to be equal to the average closing price of Textron's stock over the fiscal quarter preceding each such purchase. The first of the four purchases (for $25 million) was made in April 1994.

Management believes  that Textron  will  continue to  have adequate  access  to credit markets and  that its credit  facilities and cash  flow from  operations
- - --including  dividends   received   from  Textron's   finance   and   insurance
operations-- will continue  to be more  than sufficient to  meet its  operating needs and to finance growth.

Finance and insurance subsidiaries: The finance and insurance subsidiaries paid dividends of $26 million and $17 million to the Textron Parent Company Borrowing Group during the three month periods ended April 2, 1994 and April 3, 1993, respectively.

During the three months ended March 31, 1994, Avco Financial Services (AFS) issued $150 million under its shelf registration statements. AFS had $1,497 million and $154 million available at March 31, 1994 for unsecured debt securities under its shelf registration statements with the Securities and Exchange Commission and Canadian provincial security exchanges, respectively.

During the three  months ended  March 31, 1994,  Textron Financial  Corporation
(TFC) issued $105 million of medium-term notes under a $350 million medium-term notes facility under Rule 144A of the Securities Act of 1933, as amended. TFC had $18 million available for medium-term notes under this facility at March 31, 1994.

During the first quarter of 1994, the finance subsidiaries had $128 million of interest rate exchange agreements go into effect. The agreements, which have a weighted average original term of 4.7 years and expire through 1999, had the effect of fixing the rate of interest at approximately 6.1% on $128 million of variable rate borrowings at March 31, 1994.

Results of Operations - Three months ended April 2, 1994 vs. Three months ended April 3, 1993

Textron reported first quarter net income of $100 million ($1.10 per share), up 20% from net income of $83 million ($.92 per share) in 1993. Revenues increased 11% to $2.4 billion in 1994 from $2.2 billion in 1993. Earnings per share for 1994 reflect an increased number of average shares outstanding.

The Aircraft segment's revenues and income increased by $92 million (22%) and $16 million (80%), respectively, due to higher results at both Bell Helicopter and Cessna. Bell's revenues and income increased primarily as a result of higher sales of military aircraft, higher international sales and higher revenues under the Bell-Boeing V-22 engineering and manufacturing development
(EMD) contract, partially offset by lower sales of both military and commercial spare parts. Cessna's income increased as a result of higher sales, the benefit of which was partially offset by higher bid and proposal expenses for the Joint Primary Aircraft Training System (JPATS) competition for a new U.S. military trainer.

In October 1992, the U.S. Government terminated substantially all of the fixed price full scale development (FSD) contract on the V-22 program and issued the Bell-Boeing team a new cost-type letter contract, providing initial funding for the EMD phase of the V-22 program. In the first quarter of 1994, the parties entered into a definitized cost-type EMD contract, which replaced the letter contract, with a value of approximately $2.65 billion. Under the terms of that contract, Bell-Boeing will build four production-representative V-22 aircraft and modify two existing aircraft to meet the requirements of the U.S. Marine Corps' medium lift replacement aircraft. The settlement of the terminated portions of the FSD contract was also finalized in the first quarter of 1994. Textron's share of cumulative losses on the FSD contract approximated the amounts previously recorded.

The Automotive segment's revenues and income increased by $138 million (55%) and $14 million (67%), respectively, due primarily to the inclusion of the operating results of Textron Acustar Plastics (acquired in May 1993), partially offset by the completion of a higher margin program in 1993 at Davidson Interiors.

The Industrial segment's revenues increased $29 million (9%), due to growth in all three business lines -- outdoor products, fasteners and diversified products. Income increased $8 million (29%), due primarily to the higher sales and improved productivity in the fastener business and dividends of $2 million from Avdel plc.

The Systems and Components segment's revenues decreased $49 million (10%) and income decreased $29 million (71%), reflecting further weakness in the commercial aerospace industry and the wind down of certain U.S. Government contracts. Income decreased, due primarily to the reduction in volume and provisions aggregating $15 million for further consolidation of manufacturing operations and certain legal matters.

Excluding the effects of those provisions, income decreased principally at Textron Lycoming Turbine Engine, the major line of business in this segment, and at Textron Aerostructures. Despite a slight increase in revenues, Textron Lycoming Turbine Engine's income decreased due to a lower margin in its commercial aerospace business and reduced shipments of turbine engines for the Abrams main battle tank, partially offset by the impact of higher sales of military helicopter engines and kits. Textron Aerostructures' income decreased, due principally to both nonrecurring tooling revenues and a cumulative favorable profit adjustment on long-term contracts in 1993. At Textron Defense Systems, income approximated the 1993 level as the impact of a significant decrease in revenues, due to the wind down of a military communications satellite contract, was offset by the shipment of higher margin aircraft carrier landing systems.

The Finance segment's revenues decreased $2 million while income increased $8 million (11%). Income at AFS increased, due to a higher level of finance receivables outstanding and a decrease in the cost of borrowed funds, partially offset by a decrease in yields on finance receivables. AFS' revenues decreased slightly, due to the decline in yields on finance receivables and a decrease in premiums earned in its nonfinance-related insurance business, partially offset by the higher level of finance receivables outstanding. Revenues at TFC increased slightly, due to an increased level of receivables and higher leveraged lease income primarily related to the sales of residual appreciation rights, partially offset by a decrease in yields. Its income increased due to those factors and a decrease in the cost of borrowed funds, partially offset by an increase in loan loss provisions, reflecting a general strengthening of reserves.

Paul Revere's revenues increased $36 million (13%), due to continuing growth in its individual disability insurance business, increased premium volume in group insurance and higher investment income. Income increased $10 million (31%), primarily as a result of higher income in its individual disability insurance business (due to higher revenues and lower expense ratio, partially offset by higher benefit ratios, which reflected late reported claims in the excess risk reinsurance business) and higher investment income. Paul Revere's investment income increased as a result of (a) a higher level of invested assets, offset in part by lower investment yields, and (b) higher net realized investment gains ($5 million in 1994 vs. $2 million in 1993). Realized investment gains in 1994 ($11 million) were partially offset by an increased provision for other than temporary declines in values of investments ($6 million).

Corporate expenses and other - net for the three months ended April 2, 1994 were at the same level as in 1993. Lower interest expense of the Textron Parent Company Borrowing Group reflected both a lower level of average borrowing and a decreased average cost of borrowing. The quarter's results reflected an income tax rate equal to the prior year, as the effect of the increase in the federal statutory tax rate from 34% to 35% (new tax legislation passed in the third quarter of 1993, retroactive to the beginning of 1993) was offset by lower foreign and state income taxes, resulting from a change in mix of income between taxing jurisdictions.

Subsequent events - See Note 8 to the consolidated financial statements.

                          PART II.   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         In early 1989, Textron acquired Avdel plc, a fastening systems manufacturing business based in England, the total cost of which approximated $250 million. In February 1989, the U.S. Federal Trade Commission (FTC) challenged the acquisition under antitrust law. On May 10, 1994, the FTC gave final approval to a settlement of the matter by Textron's licensing a new competitor for Avdel's Monobolt non-aerospace blind rivet and selling the licensee certain manufacturing equipment of Avdel's U.S. operation. Textron expects to assume control of Avdel before the end of May 1994, and will begin in the second quarter of 1994 to consolidate in its financial statements the results of operations of Avdel.

         Since 1979, Textron has been engaged in arbitration in Switzerland with the Government of Iran concerning conflicting claims and counterclaims arising out of a 1975 helicopter coproduction agreement between its Bell Helicopter Division and the Government of Iran. The contract was terminated in 1978 and the arbitration started in 1979. In May 1994, Bell Helicopter, Textron and the Government of Iran entered into an agreement for the settlement of these matters over time at an estimated cost not expected to exceed amounts previously reserved.

         In addition, there are pending or threatened against Textron and its subsidiaries lawsuits and other proceedings, some which allege violations of federal government procurement regulations, involve environmental matters, or are or purport to be class actions. Among these suits and proceedings are some which seek compensatory, treble or punitive damages in substantial amounts; fines, penalties or restitution; the cleanup of allegedly hazardous wastes; or, under federal government procurement regulations, could result in suspension or debarment of Textron or its subsidiaries from U.S. Government contracting for a period of time. These suits and proceedings are being defended or contested on behalf of Textron and its subsidiaries. On the basis of information presently available, Textron believes that any such liability or the impact of the application of relevant government regulations would not have a material effect on Textron's net income or financial condition.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              12.1 Computation of ratio of income to fixed charges of the Textron Parent Company Borrowing Group.

              12.2 Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the first quarter ended April 2, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEXTRON INC.

Date:   May 13, 1994                        s/W. P. Janovitz

                                            W. P. Janovitz
                                            Vice President and Controller
                                            (principal accounting officer)

                                LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:




                                    Name of Exhibit

12.1 Computation of ratio of income to fixed charges of the Textron Parent Company Borrowing Group

12.2 Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries