Form 10-Q
period 1994-06-02
TEXTRON INC
filed 1994-08-11
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal quarter ended July 2, 1994

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



                                                            Yes  X No



         Common stock outstanding at July 30, 1994 - 88,732,000 shares





                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                  TEXTRON INC.
                  Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)


                                           Three Months Ended             Six Months Ended



                                         July 2,        July 3,        July 2,        July 3,
                                           1994           1993           1994           1993



Revenues

Sales                                  $    1,775     $    1,566     $    3,463     $    3,044

Interest, discount and service                325            314            649            629
  charges

Insurance premiums                            303            277            593            555

Investment income (including net
  realized investment gains)                  114             96            220            190



    Total revenues                          2,517          2,253          4,925          4,418



Costs and expenses

Cost of sales                               1,483          1,302          2,909          2,535

Selling and administrative                    380            351            741            695

Interest expense                              163            165            321            336

Provision for losses on collection
  of finance receivables, less                 37             37             80             76
  recoveries

Insurance benefits and increase in
  policy liabilities                          243            207            468            413

Amortization of insurance policy
  acquisition costs                            26             38             52             75



    Total costs and expenses                2,332          2,100          4,571          4,130



Income before income taxes                    185            153            354            288

Income taxes                                  (71)           (59)          (136)          (111)

Elimination of minority interest in
  net income of Paul Revere                    (4)             -             (8)             -



Net income                             $      110     $       94     $      210     $      177



Net income per common share            $     1.22     $     1.05     $     2.32     $     1.97



Average shares outstanding*            90,533,000     89,992,000     90,556,000     89,794,000



Dividends per share:

  $2.08 Preferred stock, Series A            $.52           $.52          $ 1.04         $ 1.04

  $1.40 Preferred stock, Series B            $.35           $.35          $ .70          $ .70

  Common stock                               $.35           $.31          $ .70          $ .62

* Average shares outstanding assume full conversion of preferred stock and exercise of options.

See notes to consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                     Consolidated Balance Sheet (unaudited)
                                 (In millions)

                                                          July 2,       January 1,
                                                           1994            1994


Assets

Cash                                                     $      71       $      26

Investments                                                  4,995           4,764

Receivables - net:

  Finance                                                    7,738           7,562

  Commercial and U.S. Government                               839             678



                                                             8,577           8,240

Inventories                                                  1,536           1,488

Property, plant and equipment - net                          1,310           1,269

Unamortized insurance policy acquisition costs                 831             784

Goodwill, less accumulated amortization of $372 and          1,593           1,437
$343

Other assets (including net prepaid income taxes)            1,412           1,650



    Total assets                                         $  20,325       $  19,658



Liabilities and shareholders' equity

Liabilities

Accounts payable                                         $     637       $     614

Accrued postretirement benefits other than pensions          1,040           1,033

Other accrued liabilities (including income taxes)           2,414           2,268

Insurance reserves and claims                                4,338           4,091

Debt:

  Textron Parent Company Borrowing Group                     2,013           2,025

  Finance and insurance subsidiaries                         6,974           6,847



                                                             8,987           8,872



    Total liabilities                                       17,416          16,878



Shareholders' equity

Capital stock:

  Preferred stock                                               16              16

  Common stock*                                                 12              12

Capital surplus                                                698             687

Retained earnings                                            2,357           2,209

Other                                                          (82)            (52)



                                                             3,001           2,872

  Less cost of treasury shares                                  92              92



    Total shareholders' equity                               2,909           2,780



    Total liabilities and shareholders' equity           $  20,325       $  19,658



*Common shares outstanding                               88,716,000      88,413,000



See notes to consolidated financial statements.

                                                                             4.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Consolidated Statement of Cash Flows (unaudited)

                                 (In millions)
                                                               Six Months Ended

                                                                 July 2,    July 3,
                                                                   1994       1993


Cash flows from operating activities:

Net income                                                        $  210     $  177

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                    146        134

    Provision for losses on receivables                               97         96

    Deferred income taxes                                             27         (7)

    Increase in insurance policy liabilities                         195        151

    Amortization of insurance policy acquisition costs                52         75

    Changes in assets and liabilities excluding those related to acquisitions:

        Increase in commercial and U.S. Government receivables      (141)       (55)

        Increase in inventories                                      (11)       (14)

        Additions to insurance policy acquisition costs             (105)      (111)

        Increase in other assets                                     (13)       (21)

        Increase in accounts payable                                  14        108

        Increase (decrease) in accrued liabilities                    73        (44)

    Other - net                                                       10        (28)



    Net cash provided by operating activities                        554        461



Cash flows from investing activities:

Purchases of investments                                                       (972)
                                                                  (1,233)

Proceeds from sales of debt and marketable equity securities         524        304
  available for sale

Proceeds from sales of debt securities held to maturity               10         57

Proceeds from maturities and calls of debt and marketable            386        373
  equity securities

Proceeds from other investments                                       44         32

Finance receivables originated or purchased
                                                                  (2,713)    (2,297)

Finance receivables repaid or sold                                 2,422      2,044

Capital expenditures                                                (131)      (101)

Cash used in acquisitions of businesses (net of cash acquired)        -        (139)

Other investing activities - net                                      41         14



    Net cash used by investing activities                           (650)      (685)



Cash flows from financing activities:

Increase (decrease) in short-term debt                               (64)       345

Proceeds from issuance of long-term debt                           1,126        815

Principal payments on long-term debt                                (936)      (959)

Receipts from interest-sensitive insurance products                  128        104

Return of account balances on interest-sensitive insurance           (60)       (46)
    products

Proceeds from exercise of stock options                                9         13

Dividends paid                                                       (63)       (55)



    Net cash provided by financing activities                        140        217

Effect of foreign exchange rate changes on cash                        1          2



Net increase (decrease) in cash                                       45         (5)

Cash at beginning of period                                           26         31



Cash at end of period                                             $   71     $   26





See notes to consolidated financial statements.

                                  TEXTRON INC.
             Notes to Consolidated Financial Statements (unaudited)


Note 1:   Summary of significant accounting policies

          The financial statements should be read in conjunction with the financial statements included in Textron's Form 10-K for the year ended January 1, 1994. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at July 2, 1994 and January 1, 1994, and its consolidated results of operations for each of the respective three and six month periods ended July 2, 1994 and July 3, 1993 and consolidated cash flows for each of the six month periods ended July 2, 1994 and July 3, 1993. The results of operations for the six months ended July 2, 1994 are not necessarily indicative of results for the full year.

Note 2:   Acquisitions

          Avdel plc

          In early 1989, Textron acquired Avdel plc, a fastening systems manufacturing business based in England, the total cost of which approximated $254 million. In February 1989, the U.S. Federal Trade Commission (FTC) challenged the acquisition under antitrust law. On May 10, 1994, the FTC gave final approval to a settlement of the matter. Textron acquired control of Avdel plc on May 17, 1994 after complying with the FTC settlement by licensing Avdel's Monobolt non-aerospace blind rivet and divesting certain manufacturing equipment to the licensee. Textron has accounted for the acquisition of Avdel as a purchase and, accordingly, Avdel's results of operations are included in Textron's financial statements beginning in the second quarter of 1994.

          Textron Acustar Plastics

          On May 3, 1993, Textron acquired the plastics operations of the Acustar division of Chrysler Corporation at a cost of $139 million.

Note 3:   Dispositions

          On May 11, 1994, Textron and AlliedSignal Inc. signed a memorandum of understanding for AlliedSignal to purchase Textron's Lycoming Turbine Engine Division for approximately $375 million in cash plus the assumption of certain liabilities. Completion of the transaction is subject to negotiation of a definitive purchase and sale agreement and regulatory approvals.



          On July 21, 1994, Textron and Deere & Company entered into an agreement under which Deere & Company will purchase Textron's Homelite Division for approximately $120 million in cash plus the assumption of certain liabilities. The transaction, subject to regulatory approval, is expected to be completed by the end of the third quarter of 1994.

          The proceeds from the sales of these divisions will be used for general corporate purposes including debt reduction, repurchase of common shares and the financing of acquisitions.



Note 4:   Investments

                                                     July 2,      January 1,
                                                      1994           1994



                                                         (In millions)

          Debt and marketable equity securities
            available for sale (July 2, 1994
            amortized cost:  $2,433)                 $ 2,410        $  648

          Debt securities held to maturity
            (July 2, 1994 estimated fair value:       2,279          3,778
            $2,163)

          Other                                         306            338



                                                     $ 4,995        $ 4,764




          Effective at the beginning of 1994, Textron adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principles.

          FAS 115 established new, more restrictive criteria to be used in determining which debt securities shall be carried in the financial statements at amortized cost. Beginning in 1994, securities carried at amortized cost and classified in Textron's held to maturity category are those as to which Textron has both the ability and positive intent to hold to maturity. Securities classified in the available for sale category are carried at fair value and consist of those securities which Textron intends to hold for an indefinite period of time but not necessarily to maturity. Unrealized gains and losses related to securities available for sale are reported as a separate component of shareholders' equity. To comply with FAS 115, Textron transferred certain debt securities from the held to maturity category to the available for sale category of its investment portfolio. The net unrealized gains of $94 million, net of applicable income taxes, relating to the debt securities classified in the available for sale category of its investment portfolio at the date of adoption, were recorded as an increase to shareholders' equity. The net unrealized losses related to the available for sale category were $13 million, net of applicable income tax benefit, at July 2, 1994. The adoption of FAS 115 had no effect on Textron's net income.



          During the six months ended July 2, 1994, an investment in the held to maturity category, with an amortized cost of $10 million, was sold due to a significant deterioration in the issuer's creditworthiness. Proceeds from the sale were $10 million.

Note 5:   Finance receivables - net

                                                     July 2,      January 1,
                                                      1994           1994



                                                         (In millions)

          Finance receivables                       $  8,214       $  8,019

          Less allowance for credit losses               239            225

          Less finance-related insurance reserves
            and claims                                   237            232



                                                    $  7,738       $  7,562






Note 6:   Inventories

                                                     July 2,      January 1,
                                                      1994           1994



                                                         (In millions)

          Finished goods                            $    397       $    395

          Work in process                              1,159          1,120

          Raw materials                                  221            241



                                                       1,777          1,756

          Less progress and advance payments             241            268



                                                    $  1,536       $  1,488






Note 7:   Insurance reserves and claims

                                                     July 2,      January 1,
                                                      1994           1994



                                                         (In millions)

          Paul Revere:

            Future policy benefits                  $  1,135       $  1,090

            Unpaid claims and claim expenses           1,458          1,358

            Other policyholder funds                   1,568          1,462

          Other                                          177            181



                                                    $  4,338       $  4,091






Note 8:   Contingencies

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

Item 1.   FINANCIAL STATEMENTS (Continued)

Note 9:   Financial information by borrowing group (continued)

TEXTRON PARENT COMPANY BORROWING GROUP
(unaudited) (In millions)
                                       Three Months Ended             Six Months Ended

                                     July 2,        July 3,        July 2,        July 3,
Statement of Income                    1994           1993           1994           1993


Revenues                            $  1,776       $  1,567       $  3,464       $  3,046





Costs and expenses

Cost of sales                          1,483          1,302          2,909          2,535

Selling and administrative               173            157            333            309

Interest expense                          55             59            108            120



    Total costs and expenses           1,711          1,518          3,350          2,964



                                          65             49            114             82

Pretax income of finance and
  insurance subsidiaries                 120            104            240            206



Income before income taxes               185            153            354            288

Income taxes                             (71)           (59)          (136)          (111)

Elimination of minority interest
  in net income of Paul Revere            (4)             -             (8)             -



Net income                          $    110       $     94       $    210       $    177


                                                                   July 2,       January 1,
Balance Sheet                                                        1994           1994


Assets

Cash                                                               $     57       $     12

Receivables - net                                                       839            695

Inventories                                                           1,536          1,488

Investments in finance and insurance subsidiaries                     2,205          2,161

Property, plant and equipment - net                                   1,191          1,150

Goodwill, less accumulated amortization of $193 and $173              1,303          1,138

Other assets (including net prepaid income taxes)                     1,221          1,433



    Total assets                                                   $  8,352       $  8,077



Liabilities and shareholders' equity

Accounts payable and accrued liabilities (including income         $  3,430       $  3,272
  taxes)

Debt                                                                  2,013          2,025

Shareholders' equity                                                  2,909          2,780



    Total liabilities and shareholders' equity                     $  8,352       $  8,077


Item 1.   FINANCIAL STATEMENTS (Continued)

Note 9:   Financial information by borrowing group (continued)

TEXTRON PARENT COMPANY BORROWING GROUP (continued)
(unaudited) (In millions)
                                                               Six Months Ended

                                                             July 2,       July 3,
Statement of Cash Flows                                       1994          1993


Cash flows from operating activities:

Net income                                                   $   210       $   177

Adjustments to reconcile net income to net cash provided by operating activities:

    Undistributed earnings of finance and insurance              (83)          (81)
      subsidiaries

    Depreciation and amortization                                120           108

    Interest accretion                                            19            18

    Changes in assets and liabilities excluding those related to acquisitions:

        Increase in receivables                                 (125)          (70)

        Increase in inventories                                  (11)          (14)

        Increase in other assets                                 (34)          (27)

        Increase in accounts payable and accrued                  94            49
          liabilities

    Other - net                                                   10             4



        Net cash provided by operating activities                200           164



Cash flows from investing activities:

Cash used in acquisitions of businesses (net of cash               -          (139)
  acquired)

Capital expenditures                                            (117)          (92)

Other investing activities - net                                  41             7



        Net cash used by investing activities                    (76)         (224)



Cash flows from financing activities:

Increase (decrease) in short-term debt                           (20)            8

Proceeds from issuance of long-term debt                         462           224

Principal payments on long-term debt                            (467)         (142)

Proceeds from exercise of stock options                            9            13

Dividends paid                                                   (63)          (55)



        Net cash provided (used) by financing activities         (79)           48



Net increase (decrease) in cash                                   45           (12)

Cash at beginning of period                                       12            28



Cash at end of period                                        $    57       $    16


Item 1.   FINANCIAL STATEMENTS (Continued)

Note 9:   Financial information by borrowing group (continued)

FINANCE AND INSURANCE SUBSIDIARIES
(unaudited) (In millions)


                                               Three Months Ended               Six Months Ended

                                            June 30,        June 30,        June 30,        June 30,
Statement of Income                           1994            1993            1994            1993


Revenues

Interest, discount and service charges      $    325        $    314        $    649        $    629

Credit life, credit disability and
  casualty insurance premiums                     70              75             133             151

Non-cancellable disability income, life
  and group insurance premiums                   233             202             460             404

Investment income (including net
  realized investment gains)                     113              95             219             188



    Total revenues                               741             686           1,461           1,372



Costs and expenses

Selling and administrative                       207             194             408             386

Interest expense                                 108             106             213             216

Provision for losses on collection of
  finance receivables, less recoveries            37              37              80              76

Credit life, credit disability and
  casualty insurance losses and
  adjustment expenses, less recoveries            31              34              62              67

Death and other insurance benefits               111              95             218             191

Increase in insurance policy                     101              78             188             155
  liabilities

Amortization of insurance policy
  acquisition costs                               26              38              52              75



    Total costs and expenses                     621             582           1,221           1,166



Income before income taxes                       120             104             240             206

Income taxes                                     (48)            (40)            (94)            (79)



Net income                                        72              64             146             127

Elimination of minority interest in net
  income of Paul Revere                           (4)              -              (8)              -



Textron's equity in net income              $     68        $     64        $    138        $    127


Item 1.   FINANCIAL STATEMENTS (Continued)

Note 9:   Financial information by borrowing group (continued)

FINANCE AND INSURANCE SUBSIDIARIES
(unaudited) (In millions)

                                                       June 30,      December 31,
Balance Sheet                                            1994            1993


Assets

Cash                                                   $      14       $      14

Investments                                                4,990           4,760

Finance receivables - net                                  7,798           7,605

Property, plant and equipment - net                          101              99

Unamortized insurance policy acquisition costs               831             784

Goodwill, less accumulated amortization of $179              290             299
  and $170

Other assets                                                 616             660



    Total assets                                       $  14,640       $  14,221



Liabilities and equity

Accounts payable and accrued liabilities
  (including income taxes)                             $     939       $     939

Insurance reserves and claims                              4,338           4,091

Debt                                                       6,974           6,847

Equity:

  Textron                                                  2,205           2,161

  Minority interest                                          184             183



    Total liabilities and equity                       $  14,640       $  14,221


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                    Revenues and Income by Business Segment
                                 (In millions)


                                         Three Months Ended               Six Months Ended



                                       July 2,         July 3,         July 2,         July 3,
                                        1994            1993            1994            1993



REVENUES

MANUFACTURING:

  Aircraft                            $    532        $    472        $  1,040        $    888

  Automotive                               399             299             790             552

  Industrial                               416             355             760             670

  Systems and Components                   428             440             873             934



                                         1,775           1,566           3,463           3,044



FINANCIAL SERVICES:

  Finance                                  406             400             806             802

  Paul Revere                              335             286             655             570



                                           741             686           1,461           1,372



    Total revenues*                   $  2,516        $  2,252        $  4,924        $  4,416



INCOME

MANUFACTURING:

  Aircraft                            $     39        $     30        $     75        $     50

  Automotive                                41              29              76              50

  Industrial                                42              33              78              61

  Systems and Components                    14              34              26              75



                                           136             126             255             236



FINANCIAL SERVICES:

  Finance                                   83              71             161             141

  Paul Revere                               37              33              79              65



                                           120             104             240             206



Segment operating income                   256             230             495             442

Corporate expenses and other -             (17)            (19)            (34)            (36)
  net

Interest expense - net                     (54)            (58)           (107)           (118)



Income before income taxes            $    185        $    153        $    354        $    288







*  Revenues by business segment exclude  interest income of the Textron  Parent
   Company Borrowing Group of $1 million for the three and six month periods ended July 2, 1994 and $1 million and $2 million for the respective three and six month periods ended July 3, 1993.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Textron Parent Company Borrowing Group: During the six months ended July 2, 1994, the Textron Parent Company Borrowing Group's operating activities provided cash of $200 million versus $164 million during the corresponding period of 1993. The improvement in 1994 was due to increased income and customer deposits in 1994, partially offset by higher receivables in 1994, due primarily to changed payment terms with certain customers. The Group's debt decreased by $12 million principally as a result of cash provided by operations in excess of capital expenditures and payments of dividends.

During the six months ended July 3, 1993, the Group's operating activities provided cash of $164 million versus cash used of $13 million during the corresponding period of 1992, with the improvement in 1993 due primarily to (a) higher trade payables and other liabilities due primarily to the timing of certain payments in 1993 and (b) significant payments on trade payables and other liabilities in 1992. The Group's debt increased by $75 million principally as a result of financing the $139 million acquisition of Textron Acustar Plastics.

The Textron Parent Company Borrowing Group's credit facilities not used or reserved as support for outstanding commercial paper or bank borrowings at July 2, 1994 were $872 million. Textron had $236 million available at July 2, 1994 for unsecured debt securities under its shelf registration statement filed with the Securities and Exchange Commission.

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

In the second quarter of 1994, Textron announced its agreement to sell its Lycoming Turbine Engine Division to AlliedSignal Inc. for approximately $375 million, and on July 21, 1994, Textron announced its agreement to sell its Homelite Division to Deere & Company for approximately $120 million. See
Note 3 to the consolidated financial statements for additional information.

Management believes that Textron will continue to have adequate access to credit markets and that its credit facilities and cash flow from operations
- --including  dividends   received   from  Textron's   finance   and   insurance
operations-- will continue to be more than sufficient to meet its operating needs and to finance growth.

Finance and insurance subsidiaries: The finance and insurance subsidiaries paid dividends of $55 million and $46 million to the Textron Parent Company Borrowing Group during the six month periods ended July 2, 1994 and July 3, 1993, respectively.

During the six months ended June 30, 1994, Avco Financial Services (AFS) issued $365 million of unsecured debt securities, including $300 million under its shelf registration statements. AFS had $1.3 billion and $154 million available at June 30, 1994 for unsecured debt securities under its shelf registration statements with the Securities and Exchange Commission and Canadian provincial security exchanges, respectively.

On July 27, 1994, AFS issued $200 million of unsecured debt securities under its shelf registration statement with the Securities and Exchange Commission.

In June 1994, TFC established a medium-term note facility for $500 million under Rule 144A of the Securities Act of 1933, as amended, which was fully available at June 30, 1994.

During the first half of 1994, the finance subsidiaries had $295 million of interest rate exchange agreements go into effect. Of these, $100 million expire in 1995 and had the effect of exchanging the indices used to determine interest expense under certain variable rate borrowings at June 30, 1994 for the purpose of better matching the rate of interest incurred on the finance subsidiaries' financing with the rate of interest earned on certain of the finance subsidiaries' variable rate finance receivables. The remainder of the agreements, which have a weighted average original term of 4.2 years and expire through 1999, had the effect of fixing the rate of interest at approximately 6.6% on $195 million of variable rate borrowings at June 30, 1994.

Results of Operations - Three months ended July 2, 1994 vs. Three months ended July 3, 1993

Textron reported second quarter net income of $110 million ($1.22 per share), up 17% from 1993 net income of $94 million ($1.05 per share). Revenues increased 12% to $2.5 billion in 1994 from $2.3 billion in 1993. Earnings per share for 1994 reflect an increased number of average shares outstanding.

The Aircraft segment's revenues increased $60 million (13%), while income increased $9 million (30%). Bell's revenues and income increased, primarily as a result of higher sales of military aircraft and higher revenues under the Bell-Boeing V-22 engineering and manufacturing development contract (EMD), partially offset by lower sales of both military and commercial spare parts. Cessna's income approximated last year's level, as the benefit of increased aircraft sales and lower product development expenses related to the Citation X aircraft were offset by higher product support costs and higher bid and proposal expenses for the Joint Primary Aircraft Training System (JPATS) competition for a new military jet trainer.

The Automotive segment's revenues and income increased by $100 million (33%) and $12 million (41%), respectively, due primarily to the inclusion of the operating results of Textron Acustar Plastics (acquired in May 1993) for all three months in 1994 compared to two months in 1993 and higher automotive production, partially offset by higher costs related to the start-up of new plants at Textron Automotive Interiors.

The Industrial segment's revenues increased $61 million (17%), due principally to the inclusion of the operating results of Avdel plc, beginning in the second quarter of 1994, and higher sales at other fasteners businesses and in the outdoor products businesses. Income increased $9 million (27%), due primarily to the higher sales, improved productivity in the fasteners businesses and the addition of Avdel's operating income in 1994, which exceeded dividend income of $3 million from Avdel in 1993.

The Systems and Components segment's revenues decreased $12 million (3%) and income decreased $20 million (59%), due primarily to lower sales at Textron Lycoming Turbine Engine (principally attributable to reduced shipments of turbine engines for the Abrams main battle tank) and certain valuation adjustments at that division. Income was also lower at Textron Marine and Land Systems as a result of a cumulative unfavorable profit adjustment on certain combat vehicle and turret contracts. At the remaining divisions in this segment, revenues and income, in the aggregate, approximated the corresponding 1993 levels.

The Systems and Components income from operations for the full year 1994 is expected to be significantly below such income for 1993, principally as a result of lower sales and certain valuation adjustments in the first half of 1994 at Textron's Lycoming Turbine Engine division. The completion of the pending sale of that division (see Note 3 to the consolidated financial statements) would further reduce this segment's income from operations.

The Finance segment's revenues increased $6 million while income increased $12 million (17%). AFS' revenues increased slightly, due primarily to the higher level of finance receivables outstanding and an increase in investment income due to improving yields, largely offset by a decrease in yields on finance receivables and a decrease in premiums earned in its nonfinance-related insurance business. Its income increased, due to (a) a higher level of finance receivables outstanding, (b) a decrease in the cost of borrowed funds, (c) a decrease in insurance losses and (d) an increase in investment income due to improving yields, partially offset by (e) a decrease in yields on finance receivables. Revenues at TFC increased slightly, due to a higher level of finance receivables outstanding and higher prepayment fee income, partially offset by a decrease in yields on receivables. Its income increased due to those factors and a decrease in loan loss provisions, reflecting a reduction in commercial real estate asset charge-offs.

Paul Revere's revenues increased $49 million (17%), due to continued growth in its individual disability income and group lines of business, higher net realized investment gains and higher investment income. Its income increased $4 million (12%), primarily as a result of the higher net realized investment gains and increased premium and investment income, partially offset by higher individual and group disability income benefit ratios. The higher benefit ratios in the individual disability income business were the result of poor results in Paul Revere's excess risk reinsurance business and adverse experience on policies issued between 1985 and 1989. Group disability results were negatively impacted by claims in southern California and the Province of Quebec and by claims on a specific product that had been sold to physicians and other professionals. Paul Revere's investment income increased as a result of
(a) a higher level of invested assets, offset in part by lower investment yields, and (b) higher net realized investment gains ($11 million in 1994 vs. $2 million in 1993).

Corporate expenses and other - net for the three months ended July 2, 1994 were slightly lower than the 1993 level. Lower interest expense of the Textron Parent Company Borrowing Group primarily reflected a lower level of average borrowing. The quarter's results reflected a slightly lower effective income tax rate than the corresponding prior year rate, as the effect of the increase in the federal statutory tax rate from 34% to 35% (new tax legislation passed in the third quarter of 1993, retroactive to the beginning of 1993) was offset by lower foreign and state income taxes, resulting from a change in mix of income among taxing jurisdictions.

Results of Operations - Six months ended July 2, 1994 vs. Six months ended July 3, 1993

Net income for the first half of 1994 was $210 million ($2.32 per share), up 19% from 1993 net income of $177 million ($1.97 per share). Revenues increased 11% to $4.9 billion in 1994 from $4.4 billion in 1993. Earnings per share for 1994 reflect an increased number of average shares outstanding.

The Aircraft segment's revenues increased $152 million (17%), while income increased $25 million (50%). Bell's revenues and income increased, primarily as a result of higher sales of military aircraft, higher international sales and higher revenues under the V-22 EMD contract, partially offset by lower sales of both military and commercial spare parts sales. Cessna's income approximated last year's level, as the benefit of increased aircraft sales and lower product development expenses related to the Citation X aircraft were offset by higher product support costs and higher bid and proposal expenses for the JPATS competition for a new military jet trainer.

The Automotive segment's revenues and income increased $238 million (43%) and $26 million (52%), respectively, due primarily to the inclusion of the operating results of Textron Acustar Plastics (acquired in May 1993) for all six months in 1994 compared to two months in 1993 and higher automotive production, partially offset by higher costs related to the start-up of new plants at Textron Automotive Interiors.

The Industrial segment's revenues increased $90 million (13%), due principally to the inclusion of the operating results of Avdel plc, beginning in the second quarter of 1994, and higher sales at other fasteners businesses and in the outdoor products businesses. Income increased $17 million (28%), due to the higher sales, improved productivity in the fasteners business and the addition of Avdel's operating income.

The Systems and Components segment's revenues decreased $61 million (7%). Income decreased $49 million (65%), due primarily to (a) lower sales at Textron Lycoming Turbine Engine (principally attributable to reduced shipments of turbine engines for the Abrams main battle tank) and certain valuation adjustments at that division, (b) first quarter provisions for further consolidation of manufacturing operations and certain legal matters, (c) a cumulative unfavorable profit adjustment on certain combat vehicle and turret contracts at Textron Marine and Land Systems and (d) lower revenues at other divisions, principally Textron Defense Systems and Textron Aerostructures.

At Textron Defense Systems, income decreased on substantially lower revenues, due principally to the wind down of a military communications satellite contract and a cumulative favorable profit adjustment in 1993 on a missile contract, partially offset by increased revenues in 1994 on a sensor-fuzed weapon program and the effect of a loss in 1993 on a mobile microwave landing system contract. Textron Aerostructures' income decreased, principally as a result of a cumulative favorable profit adjustment on a long-term contract in 1993. Its revenues were lower than the 1993 level as lower commercial aerospace sales in 1994 and nonrecurring tooling revenues on a long-term contract in 1993 were partially offset by the completion of the Titan IV contract in 1994.

The Finance segment's revenues increased $4 million while income increased $20 million (14%). AFS' revenues decreased slightly, due primarily to a decrease in premiums earned in its nonfinance-related insurance business, partially offset by an increase in investment income due to improving yields. Its income increased, due to (a) a higher level of finance receivables outstanding, (b) a decrease in the cost of borrowed funds, (c) a decrease in insurance losses and
(d) an increase in investment income, due to improving yields, partially offset by (e) a decrease in yields on finance receivables. Revenues at TFC increased, due to a higher level of finance receivables outstanding and higher leveraged lease income primarily related to the sales of residual appreciation rights, partially offset by a decrease in yields on receivables. Its income increased due to those factors and a decrease in the cost of borrowed funds.

Paul Revere's revenues increased $85 million (15%), due to continued growth in its individual disability income and group lines of business, higher net realized investment gains and higher investment income. Its income increased $14 million (22%), primarily as a result of the higher net realized investment gains and increased premium and investment income, partially offset by higher individual and group disability income benefit ratios. The higher benefit ratios in the individual disability income business were the result of poor results in Paul Revere's excess risk reinsurance business and adverse experience on policies issued between 1985 and 1989. Group disability results were negatively impacted by claims in southern California and the Province of Quebec and by claims on a specific product that had been sold to physicians and other professionals. Paul Revere's investment income increased as a result of
(a) a higher level of invested assets, offset in part by lower investment yields, and (b) higher net realized investment gains ($16 million in 1994 vs. $3 million in 1993). Realized investment gains in 1994 ($20 million) were partially offset by an increased provision for other than temporary declines in values of investments ($4 million).

Corporate expenses and other - net for the first half of 1994 were slightly lower than the 1993 level. Lower interest expense of the Textron Parent Company Borrowing Group primarily reflected a lower level of average borrowing. The first half results reflected a slightly lower effective income tax rate than the corresponding prior year rate, as the effect of the increase in the federal statutory tax rate from 34% to 35% (new tax legislation passed in the third quarter of 1993, retroactive to the beginning of 1993) was offset by lower foreign and state income taxes, resulting from a change in mix of income among taxing jurisdictions.

                          PART II.   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         In early 1989, Textron acquired Avdel plc, a fastening systems manufacturing business based in England, the total cost of which approximated $254 million. In February 1989, the U.S. Federal Trade Commission (FTC) challenged the acquisition under antitrust law. On May 10, 1994, the FTC gave final approval to a settlement of the matter. Textron acquired control of Avdel plc on May 17, 1994, after complying with the FTC settlement by licensing Avdel's Monobolt non-aerospace blind rivet and divesting certain manufacturing equipment to the licensee. Textron commenced consolidating the results of operations of Avdel in its financial statements in the second quarter of 1994.

         On October 5, 1993, the Ohio Environmental Protection Agency ("Ohio EPA") issued a proposed consent order concerning compliance issues related to air emissions from Textron's Randall Division plant in Wilmington, Ohio. The Ohio EPA is currently seeking a civil penalty of $300,000. Textron is negotiating with the Ohio EPA to resolve the matter.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At Textron's annual meeting of shareholders held on April 27, 1994, the following items were voted upon:

         1. The following persons were elected to serve as directors in Class I for three year terms expiring in 1997 and received the votes listed. There were no abstentions or broker non-votes applicable to the election of directors:

                       Name                     For         Withheld



              Lewis B. Campbell              78,256,591     1,080,006

              R. Stuart Dickson              78,260,723     1,075,874

              John D. Macomber               78,252,693     1,083,904

              John W. Snow                   78,235,880     1,100,717

              The following directors have terms of office which continued after the meeting: H. Jesse Arnelle, B. F. Dolan, James F. Hardymon, Webb C. Hayes, III, Barbara Scott Preiskel, Sam F. Segnar, Jean Head Sisco, Martin D. Walker and Thomas B. Wheeler.

         2. The adoption of the Textron 1994 Long-Term Incentive Plan was approved by the following vote:

                    For          Against        Abstain       Broker Non-Votes



                64,137,912      9,596,181       911,730          4,690,774

         3. The appointment of Ernst & Young as Textron's independent auditors for 1994 was ratified by the following vote:

                    For          Against        Abstain       Broker Non-Votes



                78,402,561       544,832        389,204              0

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              10    Long-Term Incentive Plan

              12.1 Computation of ratio of income to fixed charges of the Textron Parent Company Borrowing Group.

              12.2 Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the second quarter ended July 2, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEXTRON INC.

Date:   August 11, 1994                     s/W. P. Janovitz

                                            W. P. Janovitz
                                            Vice President and Controller
                                            (principal accounting officer)

                                LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:




                                    Name of Exhibit

10      Long-Term Incentive Plan

12.1 Computation of ratio of income to fixed charges of the Textron Parent Company Borrowing Group

12.2 Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries