Form 10-Q
period 1994-10-01
TEXTRON INC
filed 1994-11-14
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal quarter ended October 1, 1994

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



                                                            Yes  X No



        Common stock outstanding at October 29, 1994 - 88,056,000 shares





                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                  TEXTRON INC.
                  Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)


                                           Three Months Ended             Nine Months Ended



                                        October 1,     October 2,     October 1,     October 2,
                                           1994           1993           1994           1993



Revenues

Sales                                  $    1,621     $    1,520     $    5,084     $    4,564

Interest, discount and service                332            313            981            942
  charges

Insurance premiums                            315            287            908            842

Investment income (including net
  realized investment gains)                  113            113            333            303



    Total revenues                          2,381          2,233          7,306          6,651



Costs and expenses

Cost of sales                               1,338          1,267          4,249          3,802

Selling and administrative                    368            350          1,107          1,045

Interest expense                              168            167            489            503

Provision for losses on collection
  of finance receivables, less                 37             36            117            112
  recoveries

Insurance benefits and increase in
  policy liabilities                          256            218            724            631

Amortization of insurance policy
  acquisition costs                            29             37             81            112



    Total costs and expenses                2,196          2,075          6,767          6,205



Income before income taxes                    185            158            539            446

Income taxes                                  (71)           (58)          (207)          (169)

Elimination of minority interest in
  net income of Paul Revere                    (3)             -            (11)             -



Net income                             $      111     $      100     $      321     $      277



Net income per common share            $     1.23     $     1.10     $     3.54     $     3.07



Average shares outstanding*            90,577,000     90,303,000     90,567,000     89,952,000



Dividends per share:

  $2.08 Preferred stock, Series A            $.52           $.52          $ 1.56         $ 1.56

  $1.40 Preferred stock, Series B            $.35           $.35          $ 1.05         $ 1.05

  Common stock                               $.35           $.31          $ 1.05         $ .93

* Average shares outstanding assume full conversion of preferred stock and exercise of options.

See notes to consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                     Consolidated Balance Sheet (unaudited)
                                 (In millions)

                                                        October 1,      January 1,
                                                           1994            1994


Assets

Cash                                                     $      87       $      26

Investments                                                  5,133           4,764

Receivables - net:

  Finance                                                    8,048           7,562

  Commercial and U.S. Government                               824             678



                                                             8,872           8,240

Inventories                                                  1,455           1,488

Property, plant and equipment, less accumulated
  depreciation of $1,635 and $1,528                          1,290           1,269

Unamortized insurance policy acquisition costs                 867             784

Goodwill, less accumulated amortization of $387 and          1,578           1,437
$343

Other assets (including net prepaid income taxes)            1,455           1,650



    Total assets                                         $  20,737       $  19,658

Liabilities and shareholders' equity

Liabilities

Accounts payable                                         $     622       $     614

Accrued postretirement benefits other than pensions          1,042           1,033

Other accrued liabilities (including income taxes)           2,464           2,268

Insurance reserves and claims                                4,511           4,091

Debt:

  Textron Parent Company Borrowing Group                     1,851           2,025

  Finance and insurance subsidiaries                         7,252           6,847



                                                             9,103           8,872



    Total liabilities                                       17,742          16,878



Shareholders' equity

Capital stock:

  Preferred stock                                               16              16

  Common stock*                                                 12              12

Capital surplus                                                700             687

Retained earnings                                            2,437           2,209

Other                                                          (78)            (52)



                                                             3,087           2,872

  Less cost of treasury shares                                  92              92



    Total shareholders' equity                               2,995           2,780



    Total liabilities and shareholders' equity           $  20,737       $  19,658



*Common shares outstanding                               88,803,000      88,413,000


See notes to consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Consolidated Statement of Cash Flows (unaudited)

                                 (In millions)
                                                               Nine Months Ended

                                                           October 1,    October 2,
                                                              1994          1993


Cash flows from operating activities:

Net income                                                  $  321        $  277

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                              222           206

    Provision for losses on receivables                        144           142

    Deferred income taxes                                       39            20

    Increase in insurance policy liabilities                   305           234

    Amortization of insurance policy acquisition costs          81           112

    Changes in assets and liabilities excluding those related to acquisitions and divestitures:

        Increase in commercial and U.S. Government            (173)          (48)
        receivables

        Decrease in inventories                                 27            27

        Additions to insurance policy acquisition costs       (166)         (175)

        Increase in other assets                               (43)         (113)

        Increase in accounts payable                            12           128

        Increase in accrued liabilities                         95            25

    Other - net                                                 25           (12)



    Net cash provided by operating activities                  889           823



Cash flows from investing activities:

Purchases of investments                                     (1,696)       (1,289)

Proceeds from sales of debt and marketable equity
  securities available for sale                                737           308

Proceeds from sales of debt securities held to maturity         10            78

Proceeds from maturities and calls of debt and                 490           563
  marketable equity securities

Proceeds from dispositions of other investments                 53            38

Finance receivables originated or purchased                  (4,246)       (3,578)

Finance receivables repaid or sold                           3,635         3,158

Cash used in acquisitions of businesses (net of cash             -          (139)
    acquired)

Net proceeds from sale of business                             118             -

Capital expenditures                                          (198)         (163)

Other investing activities - net                                43            20



    Net cash used by investing activities                    (1,054)       (1,004)



Cash flows from financing activities:

Increase (decrease) in short-term debt                         (33)          203

Proceeds from issuance of long-term debt                     1,854         1,310

Principal payments on long-term debt                         (1,619)       (1,318)

Receipts from interest-sensitive insurance products            198           147

Return of account balances on interest-sensitive               (92)          (73)
    insurance products

Proceeds from exercise of stock options                         11            15

Dividends paid                                                 (94)          (83)



    Net cash provided by financing activities                  225           201

Effect of foreign exchange rate changes on cash                  1            (1)



Net increase in cash                                            61            19

Cash at beginning of period                                     26            31



Cash at end of period                                       $   87        $   50




See notes to consolidated financial statements.

                                  TEXTRON INC.
             Notes to Consolidated Financial Statements (unaudited)


Note 1:   Summary of significant accounting policies

          The financial statements should be read in conjunction with the financial statements included in Textron's Form 10-K for the year ended January 1, 1994. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at October 1, 1994 and January 1, 1994, and its consolidated results of operations for each of the respective three and nine month periods ended October 1, 1994 and October 2, 1993 and consolidated cash flows for each of the nine month periods ended October 1, 1994 and October 2, 1993. The results of operations for the nine months ended October 1, 1994 are not necessarily indicative of results for the full year.

Note 2:   Acquisitions

          Avdel plc

          In early 1989, Textron acquired Avdel plc, a fastening systems manufacturing business based in England, the total cost of which approximated $254 million. Due to a challenge of the acquisition under the antitrust laws by the U.S. Federal Trade Commission (FTC) in February 1989, Textron did not acquire control of Avdel plc until May 1994 after complying with a settlement reached with the FTC. Textron has accounted for the acquisition of Avdel as a purchase and, accordingly, Avdel's results of operations are included in Textron's financial statements beginning in the second quarter of 1994.

          Textron Acustar Plastics

          In May 1993, Textron acquired the plastics operations of the Acustar division of Chrysler Corporation at a cost of $139 million.

Note 3:   Dispositions

          On August 29, 1994, Textron sold its Homelite Division and on October 28, 1994 it sold its Lycoming Turbine Engine Division for an aggregate of $495 million in cash plus the assumption of certain liabilities. The aftertax loss on the sales of these divisions (which was due to the nontax deductibility of goodwill) was immaterial.





Note 4:   Investments

                                                   October 1,     January 1,
                                                      1994           1994



                                                         (In millions)

          Debt and marketable equity securities
            available for sale (October 1, 1994
            amortized cost:  $2,493)                 $ 2,435        $  648

          Debt securities held to maturity
            (October 1, 1994 estimated fair           2,397          3,778
            value:  $2,236)

          Other                                         301            338



                                                     $ 5,133        $ 4,764





          Effective at the beginning of 1994, Textron adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principles.

          FAS 115 established new, more restrictive criteria to be used in determining which debt securities shall be carried in the financial statements at amortized cost. Beginning in 1994, securities carried at amortized cost and classified in Textron's held to maturity category are those as to which Textron has both the ability and positive intent to hold to maturity. Securities classified in the available for sale category are carried at estimated fair value and consist of those securities which Textron intends to hold for an
          indefinite  period  of  time   but  not  necessarily  to   maturity.
          Unrealized gains and losses related to securities available for sale, net of applicable income taxes, are reported as a separate component of shareholders' equity. To comply with FAS 115, Textron transferred certain debt securities from the held to maturity category to the available for sale category of its investment portfolio. The adoption of FAS 115 had no effect on Textron's net income.

          During the nine months ended October 1, 1994, an investment in the held to maturity category, with an amortized cost of $10 million, was sold due to a significant deterioration in the issuer's creditworthiness.



Note 5:   Finance receivables - net

                                                   October 1,     January 1,
                                                      1994           1994



                                                         (In millions)

          Finance receivables                       $  8,538       $  8,019

          Less allowance for credit losses               246            225

          Less finance-related insurance reserves
            and claims                                   244            232



                                                    $  8,048       $  7,562







Note 6:   Inventories

                                                   October 1,     January 1,
                                                      1994           1994



                                                         (In millions)

          Finished goods                            $    379       $    395

          Work in process                              1,099          1,120

          Raw materials                                  218            241



                                                       1,696          1,756

          Less progress and advance payments             241            268



                                                    $  1,455       $  1,488







Note 7:   Insurance reserves and claims

                                                   October 1,     January 1,
                                                      1994           1994



                                                         (In millions)

          Paul Revere:

            Future policy benefits                  $  1,167       $  1,090

            Unpaid claims and claim expenses           1,523          1,358

            Other policyholder funds                   1,630          1,462

          Other                                          191            181



                                                    $  4,511       $  4,091







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

Item 1.   FINANCIAL STATEMENTS (Continued)

Note 9:   Financial information by borrowing group (continued)

TEXTRON PARENT COMPANY BORROWING GROUP
(unaudited) (In millions)
                                       Three Months Ended            Nine Months Ended

                                    October 1,     October 2,     October 1,     October 2,
Statement of Income                    1994           1993           1994           1993


Revenues                            $  1,622       $  1,521       $  5,086       $  4,567





Costs and expenses

Cost of sales                          1,338          1,267          4,249          3,802

Selling and administrative               161            151            492            460

Interest expense                          52             59            160            179



    Total costs and expenses           1,551          1,477          4,901          4,441



                                          71             44            185            126

Pretax income of finance and
  insurance subsidiaries                 114            114            354            320



Income before income taxes               185            158            539            446

Income taxes                             (71)           (58)          (207)          (169)

Elimination of minority interest
  in net income of Paul Revere            (3)             -            (11)             -



Net income                          $    111       $    100       $    321       $    277

                                                                  October 1,     January 1,
Balance Sheet                                                        1994           1994


Assets

Cash                                                               $     63       $     12

Receivables - net                                                       824            695

Inventories                                                           1,455          1,488

Investments in finance and insurance subsidiaries                     2,237          2,161

Property, plant and equipment - net                                   1,172          1,150

Goodwill, less accumulated amortization of $203 and $173              1,293          1,138

Other assets (including net prepaid income taxes)                     1,274          1,433



    Total assets                                                   $  8,318       $  8,077

Liabilities and shareholders' equity

Accounts payable and accrued liabilities (including income         $  3,472       $  3,272
  taxes)

Debt                                                                  1,851          2,025

Shareholders' equity                                                  2,995          2,780



    Total liabilities and shareholders' equity                     $  8,318       $  8,077


Item 1.   FINANCIAL STATEMENTS (Continued)

Note 9:   Financial information by borrowing group (continued)

TEXTRON PARENT COMPANY BORROWING GROUP (continued)
(unaudited) (In millions)
                                                              Nine Months Ended

                                                           October 1,    October 2,
Statement of Cash Flows                                       1994          1993


Cash flows from operating activities:

Net income                                                   $   321       $   277

Adjustments to reconcile net income to net cash provided by operating activities:

    Undistributed earnings of finance and insurance             (121)         (123)
      subsidiaries

    Depreciation and amortization                                182           166

    Interest accretion                                            27            27

    Changes in assets and liabilities excluding those related to acquisitions and divestitures:

        Increase in receivables                                 (156)          (79)

        Decrease in inventories                                   27            27

        Increase in other assets                                 (82)          (46)

        Increase in accounts payable and accrued                 123            47
          liabilities

    Other - net                                                   11             3



        Net cash provided by operating activities                332           299



Cash flows from investing activities:

Cash used in acquisitions of businesses (net of cash               -          (139)
  acquired)

Net proceeds from sale of business                               118             -

Capital expenditures                                            (176)         (145)

Other investing activities - net                                  43            15



        Net cash used by investing activities                    (15)         (269)



Cash flows from financing activities:

Increase (decrease) in short-term debt                           (31)            8

Proceeds from issuance of long-term debt                         560           316

Principal payments on long-term debt                            (714)         (272)

Proceeds from exercise of stock options                           11            15

Dividends paid                                                   (94)          (83)



        Net cash used by financing activities                   (268)          (16)

Effect of foreign exchange rate changes on cash                    2             -



Net increase in cash                                              51            14

Cash at beginning of period                                       12            28



Cash at end of period                                        $    63       $    42


Item 1.   FINANCIAL STATEMENTS (Continued)

Note 9:   Financial information by borrowing group (continued)

FINANCE AND INSURANCE SUBSIDIARIES
(unaudited) (In millions)


                                               Three Months Ended               Nine Months Ended

                                          September 30,   September 30,   September 30,   September 30,
Statement of Income                           1994            1993            1994            1993


Revenues

Interest, discount and service charges      $    332        $    313        $    981        $    942

Credit life, credit disability and
  casualty insurance premiums                     75              75             208             226

Non-cancellable disability income, life
  and group insurance premiums                   240             212             700             616

Investment income (including net
  realized investment gains)                     112             112             331             300



    Total revenues                               759             712           2,220           2,084



Costs and expenses

Selling and administrative                       207             199             615             585

Interest expense                                 116             108             329             324

Provision for losses on collection of
  finance receivables, less recoveries            37              36             117             112

Credit life, credit disability and
  casualty insurance losses and
  adjustment expenses, less recoveries            33              33              95             100

Death and other insurance benefits               114              98             332             289

Increase in insurance policy                     109              87             297             242
  liabilities

Amortization of insurance policy
  acquisition costs                               29              37              81             112



    Total costs and expenses                     645             598           1,866           1,764



Income before income taxes                       114             114             354             320

Income taxes                                     (44)            (51)           (138)           (130)



Net income                                        70              63             216             190

Elimination of minority interest in net
  income of Paul Revere                           (3)              -             (11)              -



Textron's equity in net income              $     67        $     63        $    205        $    190




Item 1.   FINANCIAL STATEMENTS (Continued)

Note 9:   Financial information by borrowing group (continued)

FINANCE AND INSURANCE SUBSIDIARIES
(unaudited) (In millions)

                                                     September 30,   December 31,
Balance Sheet                                            1994            1993


Assets

Cash                                                   $      24       $      14

Investments                                                5,127           4,760

Finance receivables - net                                  8,103           7,605

Property, plant and equipment - net                          104              99

Unamortized insurance policy acquisition costs               867             784

Goodwill, less accumulated amortization of $184              285             299
  and $170

Other assets                                                 625             660



    Total assets                                       $  15,135       $  14,221

Liabilities and equity

Accounts payable and accrued liabilities
  (including income taxes)                             $     951       $     939

Insurance reserves and claims                              4,511           4,091

Debt                                                       7,252           6,847

Equity:

  Textron                                                  2,237           2,161

  Minority interest                                          184             183



    Total liabilities and equity                       $  15,135       $  14,221


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                    Revenues and Income by Business Segment
                                 (In millions)


                                         Three Months Ended               Nine Months Ended



                                     October 1,      October 2,      October 1,      October 2,
                                        1994            1993            1994            1993



REVENUES

MANUFACTURING:

  Aircraft                            $    549        $    494        $  1,589        $  1,382

  Automotive                               331             272           1,121             824

  Industrial                               349             301           1,109             971

  Systems and Components                   392             453           1,265           1,387



                                         1,621           1,520           5,084           4,564



FINANCIAL SERVICES:

  Finance                                  421             403           1,227           1,205

  Paul Revere                              338             309             993             879



                                           759             712           2,220           2,084



    Total revenues*                   $  2,380        $  2,232        $  7,304        $  6,648



INCOME

MANUFACTURING:

  Aircraft                            $     56        $     64        $    131        $    114

  Automotive                                21              11              97              61

  Industrial                                39              21             117              82

  Systems and Components                    30              21              56              96



                                           146             117             401             353



FINANCIAL SERVICES:

  Finance                                   86              74             247             215

  Paul Revere                               28              40             107             105



                                           114             114             354             320



Segment operating income                   260             231             755             673

Corporate expenses and other -             (24)**          (15)            (58)**          (51)
  net

Interest expense - net                     (51)            (58)           (158)           (176)



Income before income taxes            $    185        $    158        $    539        $    446






* Revenues by business segment exclude interest income of the Textron Parent Company Borrowing Group of $1 million and $2 million for the respective three and nine month periods ended October 1, 1994 and $1 million and $3 million for the respective three and nine month periods ended October 2, 1993.

** Includes a pretax charge of $9 million related to the early redemption of debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Textron Parent Company Borrowing Group: During the nine months ended October 1, 1994, the Textron Parent Company Borrowing Group's operating activities provided cash of $332 million up from $299 million during the corresponding period of 1993. The improvement was due to (a) increased income,
(b) higher payables due primarily to the timing of dividend payments in 1994 and (c) increased customer deposits, partially offset by higher receivables, due primarily to changed payment terms with certain customers. The Group's debt decreased by $174 million principally as a result of cash provided by operations and the proceeds from the sale of Homelite. Its ratio of debt to total capital was 38% at October 1, 1994, down from 42% at January 1, 1994.

During the nine months ended October 2, 1993, the Group's operating activities provided cash of $299 million versus $71 million during the corresponding period of 1992, with the improvement in 1993 due primarily to (a) higher trade payables and other liabilities due primarily to the timing of certain payments in 1993, (b) significant payments on trade payables and other liabilities in 1992, (c) higher income and (d) improvements in inventory management and increased deliveries. The Group's debt increased in 1993 by $38 million as a result of financing the $139 million acquisition of Textron Acustar Plastics.

The Textron  Parent Company  Borrowing Group's  credit facilities  not used  or reserved as support for outstanding commercial paper or bank borrowings at October 1, 1994 were $915 million. Textron had $236 million available at October 1, 1994 for unsecured debt securities under its shelf registration statement filed with the Securities and Exchange Commission.

In 1993, Textron's Board of Directors approved Textron's purchase of all of the shares of Textron common stock owned by Paul Revere in four annual installments of 424,125 shares each at a share price to be equal to the average closing price of Textron's stock over the fiscal quarter preceding each such purchase. The first of the four purchases (for $25 million) was made in April 1994.

In May 1994, Textron reactivated its share repurchase program to purchase up to five million shares of its common stock from time to time in the open market as conditions warrant. As of October 31, 1994, 776,700 shares had been purchased under the program (all in October) at an aggregate cost of $39 million.

On August 29, 1994, Textron sold its Homelite Division and on October 28, 1994 it sold its Lycoming Turbine Engine Division for an aggregate of $495 million. The proceeds from these sales are being used for general corporate purposes including debt reduction and the repurchase of common shares. See Note 3 to the consolidated financial statements for additional information.

On September 30, 1994, Textron redeemed an aggregate principal amount of $109 million of its 9-1/4% Debentures, due 2016 and 2017, with the proceeds from the sale of Homelite.

Management believes that the Textron Parent Company Borrowing Group will continue to have adequate access to credit markets and that its credit facilities and cash flow from operations --including dividends received from Textron's finance and insurance operations-- will continue to be more than sufficient to meet its operating needs and to finance growth.

Finance and insurance subsidiaries: The finance and insurance subsidiaries paid dividends of $84 million and $67 million to the Textron Parent Company Borrowing Group during the nine month periods ended October 1, 1994 and October 2, 1993, respectively.

During the nine months ended September 30, 1994, Avco Financial Services (AFS) issued $946 million of unsecured debt securities, including $873 million under its shelf registration statements. AFS had $847 million and $84 million available at September 30, 1994 for unsecured debt securities under its shelf registration statements with the Securities and Exchange Commission and Canadian provincial security exchanges, respectively.

In June 1994, Textron Financial Corporation (TFC) established a medium-term note facility for $500 million under Rule 144A of the Securities Act of 1933, as amended, which was fully available at September 30, 1994.

During the nine months ended September 30, 1994, the finance subsidiaries had $422 million of interest rate exchange agreements go into effect. Of these, $150 million expire in 1995 and had the effect of exchanging the indices used to determine interest expense under certain variable rate borrowings at September 30, 1994 for the purpose of better matching the rate of interest incurred on the finance subsidiaries' financing with the rate of interest earned on certain of the finance subsidiaries' variable rate finance receivables. The remainder of the agreements, which have a weighted average original term of 3.8 years and expire through 1999, had the effect of fixing the rate of interest at approximately 7.0% on $272 million of variable rate borrowings at September 30, 1994.

Results of Operations - Three months ended October 1, 1994 vs. Three months ended October 2, 1993

Textron reported third quarter net income of $111 million ($1.23 per share), up 11% from 1993 net income of $100 million ($1.10 per share). Revenues increased 7% to $2.4 billion in 1994 from $2.2 billion in 1993. Earnings per share for 1994 reflect an increased number of average shares outstanding.

The Aircraft segment's revenues increased $55 million (11%), while income decreased $8 million (13%), due to an $18 million gain in 1993 at Cessna from an insurance settlement. Bell's revenues and income increased, primarily as a result of higher revenues under the Bell-Boeing V-22 engineering and manufacturing development contract (EMD) and higher sales of military aircraft. Excluding the $18 million insurance gain in 1993, Cessna's income increased slightly from the corresponding 1993 level as lower bid and proposal expenses related to the Joint Primary Aircraft Training System (JPATS) competition for a new military jet trainer and lower product development expenses principally related to the Citation X aircraft were partially offset by the effect of lower aircraft sales.

The Automotive segment's revenues and income increased by $59 million (22%) and $10 million (91%), respectively, due primarily to higher automotive production in 1994 and a $5 million provision in 1993 for the consolidation of certain manufacturing operations.

The Industrial segment's revenues increased $48 million (16%), due primarily to higher fasteners sales, including the addition of Avdel's operating results in 1994, partially offset by lower sales in outdoor products, due to the sale of the Homelite division in August 1994. Income increased $18 million (86%), due primarily to (a) the gain on the sale of the Homelite division, (b) a $6 million provision in 1993 for the consolidation of certain manufacturing operations and (c) the higher fasteners sales, partially offset by the effect of the lower sales at Homelite.

The Systems and Components segment's revenues decreased $61 million (13%) while its income increased $9 million (43%), due primarily to provisions aggregating $22 million in 1993 for the consolidation of certain manufacturing operations and legal matters, partially offset by lower income at Textron Lycoming Turbine Engine. Excluding the effect of those provisions and the lower results at Textron Lycoming Turbine Engine, the aggregate income at the other divisions in this segment was slightly higher than the corresponding 1993 level despite slightly lower revenues.

The Systems and Components income from operations for the full year 1994 is expected to be significantly below such income for 1993, principally as a result of lower sales and certain valuation adjustments at Textron's Lycoming Turbine Engine division. The sale of that division (see Note 3 to the consolidated financial statements) will further reduce this segment's income from operations.

The Finance segment's revenues increased $18 million (4%) while income increased $12 million (16%). AFS' revenues increased slightly, due primarily to a higher level of finance receivables outstanding, partially offset by a decrease in yields on finance receivables to meet market conditions. Its income increased, due to (a) the higher level of finance receivables outstanding and (b) a decrease in the cost of borrowed funds, partially offset by (c) an increase in loan loss provisions associated with growth in finance receivables outstanding and (d) the decrease in yields on finance receivables. Revenues at TFC increased, due to a higher level of finance receivables outstanding and an increase in yields on finance receivables. Its income increased due to those factors and a decrease in loan loss provisions, reflecting a stabilization of nonperforming real estate loans, partially offset by an increase in the cost of borrowed funds.

Paul Revere's revenues increased $29 million (9%), due to continued growth in its individual disability income line of business and higher net investment income. Its income decreased $12 million (30%), however, primarily as a result of a higher individual disability income benefit ratio, partially offset by increased premium and net investment income and improved group disability results. The higher benefit ratio in the individual disability income business was the result of continuing adverse experience on the block of policies issued between 1985 and 1989, especially physicians in Florida and California. Ongoing morbidity studies being conducted by Paul Revere indicate that the higher benefit ratio will not improve in the fourth quarter of 1994, so that the operating income for that quarter will be lower than the operating income for the corresponding quarter of 1993. Group disability results improved as a result of an improved benefit ratio, increased sales of more profitable products and increased persistency on higher-priced renewals. Paul Revere's net investment income increased as a result of a higher level of invested assets, offset in part by lower overall portfolio yields and lower net realized investment gains ($6 million in 1994 vs. $10 million in 1993).

Corporate expenses and other - net for the three months ended October 1, 1994 were higher than the corresponding level in 1993 as a result of a $9 million pretax charge related to the early redemption of high coupon debt. Lower interest expense of the Textron Parent Company Borrowing Group reflected a lower level of average borrowing, partially offset by an increased average cost of borrowing. The quarter's results reflected a higher effective income tax rate than the corresponding prior year rate, principally as a result of new tax legislation passed in the third quarter of 1993, retroactive to the beginning of 1993. The resulting effect of the one-time benefit in 1993 was partially offset by the cumulative catch-up effect of the increase in the federal statutory tax rate from 34% to 35% on the first half income in 1993 and lower foreign and state income taxes in 1994, resulting from a change in mix of income among taxing jurisdictions, and higher research and development credits in 1994.

Results of Operations - Nine months ended October 1, 1994 vs. Nine months ended October 2, 1993

Net income for the nine months ended October 1, 1994 was $321 million ($3.54 per share), up 16% from 1993 net income of $277 million ($3.07 per share). Revenues increased 10% to $7.3 billion in 1994 from $6.7 billion in 1993. Earnings per share for 1994 reflect an increased number of average shares outstanding.

The Aircraft segment's revenues increased $207 million (15%), while income increased $17 million (15%). Bell's revenues and income increased, primarily as a result of higher revenues under the V-22 EMD contract, higher sales of military aircraft and higher international sales, partially offset by lower sales of both military and commercial spare parts. Cessna's revenues increased slightly, while its income decreased, due to an $18 million gain in 1993 from an insurance settlement. Excluding the $18 million insurance gain in 1993, Cessna's income increased slightly as the benefit of higher aircraft sales and lower product development expenses related to the Citation X aircraft were partially offset by higher product support costs.

The Automotive segment's revenues and income increased $297 million (36%) and $36 million (59%), respectively, due primarily to (a) the inclusion of the operating results of Textron Acustar Plastics (acquired in May 1993) for all nine months in 1994 compared to five months in 1993, (b) higher automotive production and (c) an $8 million provision in 1993 for the consolidation of certain manufacturing operations, partially offset by (d) higher costs related to the start-up of new plants at Textron Automotive Interiors.

The Industrial segment's revenues increased $138 million (14%), due primarily to higher fasteners sales, including the addition of Avdel's operating results for six months in 1994. Income increased $35 million (43%), due primarily to
(a) higher sales and improved productivity in the fasteners business, (b) a gain on the sale of the Homelite division and (c) a $9 million provision in 1993 for the consolidation of certain manufacturing operations.

The Systems and Components segment's revenues decreased $122 million (9%). Income decreased $40 million (42%), due primarily to (a) lower sales at Textron Lycoming Turbine Engine and certain adjustments at that division. Lower income at other divisions, principally Textron Marine and Land Systems, Textron Specialty Materials and Textron Defense Systems was offset by the benefit of lower provisions in 1994 than in 1993 ($13 million vs. $22 million) for the consolidation of certain manufacturing operations and legal matters and higher income at Textron Lycoming Reciprocating Engine.

Income decreased at Textron Marine and Land Systems as a result of a cumulative unfavorable profit adjustment on certain combat vehicle and turret contracts. Textron Specialty Materials' income decreased primarily as a result of lower sales related to market contraction in its fire protection materials business. At Textron Defense Systems, income decreased on substantially lower revenues, due primarily to the wind down of a military communications satellite contract and a cumulative favorable profit adjustment in 1993 on a missile contract, partially offset by increased revenues in 1994 under the sensor-fuzed weapon program and the effect of a loss in 1993 on a mobile microwave landing system contract. Textron Lycoming Reciprocating Engine's income increased as a result of higher sales related to a special overhaul engine program.

The Finance segment's revenues increased $22 million (2%), while income increased $32 million (15%). AFS' revenues increased slightly, due primarily to a higher level of finance receivables outstanding and an increase in investment income due to improving yields, largely offset by a decrease in yields on finance receivables to meet market conditions and a decrease in premiums earned in its nonfinance-related insurance business. Its income increased, due to (a) the higher level of finance receivables outstanding, (b) a decrease in the cost of borrowed funds, (c) a decrease in insurance losses and (d) an increase in investment income, due to improving yields, partially offset by (e) an increase in loan loss provisions associated with growth in finance receivables outstanding and (f) a decrease in yields on finance receivables. Revenues at TFC increased, due to a higher level of finance receivables outstanding and higher leveraged lease income primarily related to the sales of residual appreciation rights, partially offset by a decrease in yields on finance receivables. Its income increased due to those factors and a decrease in loan loss provisions, reflecting a stabilization of nonperforming real estate loans and an improvement in equipment portfolios.

Paul Revere's revenues increased $114 million (13%), due to continued growth in its individual disability income, increased premium volume in group insurance and higher net investment income. Its income increased $2 million (2%), primarily as a result of increased premium and net investment income, largely offset by higher individual and group disability income benefit ratios. The higher benefit ratio in the individual disability income business was the result of adverse experience on the block of policies issued between 1985 and 1989, especially physicians in Florida and California, and poor results in Paul Revere's excess risk reinsurance business. Group disability results, which improved in the third quarter of 1994 vs. 1993, were negatively impacted by claims in southern California on a specific product that had been sold to physicians and other professionals. Paul Revere's net investment income increased as a result of (a) a higher level of invested assets, offset in part by lower overall portfolio yields, and (b) higher net realized investment gains ($22 million in 1994 vs. $13 million in 1993).

Corporate expenses and other - net for the nine months ended October 1, 1994 were higher than the corresponding 1993 level as a result of a $9 million pretax charge related to the early redemption of high coupon debt. Lower interest expense of the Textron Parent Company Borrowing Group primarily reflected a lower level of average borrowing. Results for the nine months ended October 1, 1994 reflected a slightly higher effective income tax rate than the corresponding prior year rate, as the effect of a one-time benefit in 1993 (new tax legislation passed in the third quarter of 1993) was largely offset by lower foreign and state income taxes in 1994, resulting from a change in mix of income among taxing jurisdictions, and higher research and development credits in 1994.

                          PART II.   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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

              27    Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the third quarter ended October 1, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEXTRON INC.

Date:   November 14, 1994                   s/W. P. Janovitz

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

27      Financial Data Schedule