Form 10-K
TEXTRON INC
filed 1995-03-29
CIK 217346

___________________________________________________
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1994
     Commission File Number 1-5480

                        Textron Inc.

      (Exact name of registrant as specified in charter)

Delaware                                           05-0315468
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)
        40 Westminster Street, Providence, R.I. 02903
                       (401) 421-2800
     (Address and telephone number of principal executive offices)
                       ______________

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange on
    Title of Class                               Which Registered

Common Stock - par value $.0125; (85,212,128 shares    New York Stock
  outstanding at March 3, 1995)                          Exchange
Preferred Stock Purchase Rights                        Pacific Stock Exchange
                                                       Chicago Stock Exchange

$2.08 Cumulative Convertible Preferred Stock,          New York Stock
  Series A - no par value                                Exchange
$1.40 Convertible Preferred Dividend Stock, Series B
  (preferred only as to dividends) - no par value      New York Stock
                                                         Exchange

9.25% Debentures due March 15, 2016                    New York Stock
                                                         Exchange
8.75% Debentures due July 1, 2022

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
          The aggregate market value of voting stock held by non-affiliates of the registrant is $4,628,908,473 as of March 3, 1995.
            Portions of Textron's Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference in Parts I and II of this Report. Portions of Textron's Proxy Statement for its Annual Meeting of Shareholders on April 26, 1995 are incorporated by reference in Part III of this Report.
     __________________________________________________












                 (This  page is intentionally left blank)

                   PART I


ITEM 1. BUSINESS OF TEXTRON*

           Textron is a multi-industry company with operations in two business sectors - Manufacturing and Financial Services. The Manufacturing sector consists of four business segments - Aircraft, Automotive, Industrial, and Systems and Components. The business segments of the Financial Services sector are Finance and Paul Revere.

     Financial information by business segment and geographic area is incorporated herein by reference to pages 28, 53 and 54 of Textron's 1994 Annual Report to Shareholders.

Manufacturing
    Information regarding the segments of the Manufacturing sector is contained on pages 29 through 31, 41 and 61 through 63 of Textron's 1994 Annual Report to Shareholders, which pages are incorporated herein by reference.

     The Aircraft segment consists of Bell Helicopter and Cessna. Bell Helicopter is a leading manufacturer of light and medium helicopters for civil and military uses. Bell is teamed with Boeing Helicopters in the development of the V-22 tilt rotor aircraft for the U.S. Department of Defense. In the light and medium helicopter market, Bell Helicopter has two major U.S. competitors and one major European competitor. Certain of its competitors are substantially larger and more diversified aircraft manufacturers. Bell Helicopter markets its products worldwide through its own sales force as well as through independent representatives. Price, financing terms, aircraft performance, reliability and product support are significant factors in the sale of helicopters. Revenues of Bell Helicopter accounted for approximately 14%, 13% and 11% of Textron's total revenues in 1994, 1993 and 1992, respectively.
____________________

* Reference herein to "Textron" includes Textron Inc., its divisions and subsidiaries. A Textron "Division" is an operating unit which may be comprised of an unincorporated division of Textron, a subsidiary of Textron, or an unincorporated division of a subsidiary.

<page 2>

     Cessna is the world's largest designer and manufacturer of light and mid-sized business jets and single-engine utility turboprop aircraft. Cessna is also developing the Citation X, a larger business jet with first deliveries scheduled for 1996. Cessna recently announced its intention to re-commence production of the Cessna 172, 182 and 206 piston-engine general aviation aircraft upon completion of new manufacturing facilities. Cessna markets its products worldwide primarily through its own sales force as well as through independent representatives. Cessna has five major competitors, two of which are located in the U.S. and three overseas. Cessna's fanjets and turboprops compete with other aircraft that are comparable in size, speed, range, capacity, handling characteristics and price. Reliability and product support are also significant factors in the sale of these aircraft.

     The Divisions of the Automotive segment supply products primarily to automotive original equipment manufacturers. In April 1994, Textron established Textron Automotive Company as an umbrella organization for the Divisions of the Automotive segment. In July 1994, the Davidson Exterior Trim Division was merged with Textron Acustar Plastics to become Textron Automotive Exteriors, and the Davidson Interiors Division was renamed Textron Automotive Interiors. The headquarters of these Divisions and the Randall and McCord Winn Divisions have been relocated, with Textron Automotive Company, to the Detroit, Michigan area. Products of the Automotive segment are marketed through the sales force of each Division. In general, these Divisions operate in markets that are very competitive. These Divisions compete in their markets on the basis of price, product quality and delivery.

     The Divisions of the Industrial segment sell products to the industrial and consumer markets. Products are marketed through the sales force of each Division, and, where applicable, independent distributors, sales representatives and retailers. In general, these Divisions operate in markets that are very competitive. In varying degrees, these Divisions compete in their markets on the basis of price, product quality and performance, brand image, service and delivery. In August 1994, Textron's Homelite Division was sold to Deere & Company.

      The Divisions of the Systems and Components segment manufacture products primarily for the commercial aerospace and defense industries. All Divisions of the Systems and Components segment are subject to keen competition. Each Division markets its products through its own sales force and, where applicable, independent representatives. The principal competitive factors are price, reliability, product performance and, where applicable, product support. In October 1994, the Textron Lycoming Turbine Engine Division was sold to AlliedSignal Inc. Effective January 11, 1995, the Aircraft Engine Components Textron Division was merged into the Airfoil Textron Division; the name of the combined division has been changed to Turbine Engine Components Textron.

<page 3>


Financial Services

     Information regarding the segments of the Financial Services sector is contained on pages 26, 27, 31, 32, 41, 57, 58 and 63 of Textron's 1994 Annual Report to Shareholders, which pages are incorporated herein by reference.

    Products of the Financial Services sector are marketed through company-owned sales offices and, where applicable, independent brokers. The insurance and consumer and commercial finance businesses are highly competitive and subject to regulation by various government authorities.

     The Finance segment consists of Avco Financial Services and Textron Financial Corporation. Avco Financial Services competes with other consumer finance companies as well as companies which finance the sale of their own merchandise or the merchandise of others, industrial banks, and the personal loan departments of commercial banks and credit unions. Revenues of Avco Financial Services accounted for approximately 14%, 15% and 16% of Textron's total revenues in 1994, 1993 and 1992, respectively. Textron Financial Corporation competes with other commercial finance companies as well as institutional lenders, primarily banks. Price and service are the principal competitive factors in the Finance segment.

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

Backlog
     Information regarding Textron's backlog of government and commercial orders by business segment at the end of the past two fiscal years is contained on page 28 of Textron's 1994 Annual Report to Shareholders, which page is incorporated herein by reference.

     Approximately 49% of Textron's total backlog at December 31, 1994 represents orders which are not expected to be filled within the 1995 fiscal year. Approximately 64% of the total backlog is funded.

<page 4>

Government Contracts
     In 1994, 37% and 53% of the revenues of the Aircraft and Systems and Components segments, respectively, constituting 17% of Textron's consolidated revenues, were generated by or resulted from contracts with the United States Government. U.S. Government business is subject to competition, changes in procurement policies and regulations, the continuing availability of Congressional appropriations, world events, and the size and timing of programs in which Textron may participate.
     A substantial portion of Textron's government contracts are fixed-price or fixed-price incentive contracts. Contracts which contain incentive pricing terms provide for upward or downward adjustments in the prices paid by the U.S. Government thereunder upon completion of the contract or any agreed portion thereof, based on cost or other performance factors. U.S. Government contracts generally may be terminated in whole or in part at the convenience of the U.S. Government or if the contractor is in
default.   Upon  termination of a contract for the convenience  of
the U.S. Government, the contractor is normally entitled to reimbursement for allowable costs incurred (up to a maximum equal to the contract price) and an allowance for profit or adjustment for loss if the contractor would have incurred a loss had the entire contract been completed. If, however, a contract is termi nated for default: (i) the contractor is paid such amount as may be agreed upon for manufacturing materials and partially completed products accepted by the U.S. Government; (ii) the U.S. Government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contract; and (iii) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Additional information regarding defense expenditures is contained on pages 29 through 31 of Textron's 1994 Annual Report to Shareholders, which pages are incorporated herein by reference.

Research and Development
     Information regarding Textron's research and development expenditures is contained on pages 40 and 48 of Textron's 1994 Annual Report to Shareholders, which pages are incorporated herein by reference.

Patents and Trademarks
     Textron owns, or is licensed under, a number of patents and trademarks throughout the world relating to methods of manufacturing and products. Patents and trademarks have been of value in the past and are expected to be of value in the future; however, the loss of any single patent or group of patents would not, in the opinion of Textron, materially affect the conduct of its business.

<page 5>

Environmental Considerations
    Textron's operations, like those of other companies engaged in similar businesses, are subject to numerous laws and regulations designed to protect the environment. Compliance with such laws has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of Textron. Expenditures for environmental control facilities have not had, and are not expected to have, a material effect on capital expenditures, earnings or the competitive position of Textron. Additional information regarding environmental matters is contained on pages 25, 40 and 53 of Textron's 1994 Annual Report to Shareholders, which pages are incorporated herein by reference.

Employees
     At  December  31,  1994,  Textron  had  approximately  53,000 employees.

ITEM 2.     PROPERTIES
     At December 31, 1994, Textron operated a total of 138 plants located throughout the United States and 9 plants outside the United States. Of the total of 147 plants, Textron owned 102 and the balance was leased. In the aggregate, the total manufacturing space was approximately 25 million square feet.
      In addition, Textron owns or leases offices, warehouse and other space at various locations throughout the United States and outside the United States. Textron also owns or leases such machinery and equipment as is necessary in the operation of its
Divisions. Textron considers the productive capacity of the plants operated by each of its business segments to be adequate. In general, the plants and machinery are in good condition, are considered to be adequate for the uses to which they are being put, and are substantially in regular use.

ITEM 3.   LEGAL PROCEEDINGS
     On January 19, 1995, Textron and the Ohio Environmental Protection Agency ("Ohio EPA") entered into a consent order concerning previously reported compliance issues related to air emissions from Textron's Randall Division plant in Wilmington, Ohio, which included payment of a civil penalty of $267,500.
     In addition, there are pending or threatened against Textron and its subsidiaries lawsuits and other proceedings, some of which allege violations of federal government procurement regulations, involve environmental matters, or are or purport to be class actions. Among these suits and proceedings are some which seek compensatory, treble or punitive damages in substantial amounts; fines, penalties or restitution; the cleanup of allegedly hazardous wastes; or, under federal government procurement regulations, could result in suspension or debarment of Textron or its subsidiaries from U.S. Government contracting for a period of time. These suits and proceedings are being defended or contested on behalf of Textron and its subsidiaries.

<page 6>

     On the basis of information presently available, Textron believes that any liability for the suits and proceedings mentioned above, or the impact of the application of relevant government regulations, would not have a material effect on Textron's net income or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of Textron's security holders during the last quarter of the period covered by this Report.

               EXECUTIVE OFFICERS OF THE REGISTRANT

         The   following  table  sets  forth  certain  information
concerning the executive officers of Textron as of March 20, 1995. Unless otherwise indicated, the employer is Textron.
   Name                 Age        Position

James F. Hardymon       60         Chairman since  1993,
                                   and   Chief  Executive  Officer
                                   since 1992; formerly President,
                                   1989  through 1993,  and  Chief
                                   Operating Officer, 1989 through
                                   1991; Director since 1989.



                  CORPORATE OPERATING MANAGEMENT

Lewis B. Campbell       48         President  and  Chief
                                   Operating  Officer since  1994;
                                   formerly     Executive     Vice
                                   President  and Chief  Operating
                                   Officer,  1992  to  1993;  Vice
                                   President  of  General   Motors
                                   (1988   to  1992)  and  General
                                   Manager   of  its   GMC   Truck
                                   Division  (1991 to  1992),  and
                                   General  Manager of  the  Flint
                                   Automotive  Division  Buick   -
                                   Oldsmobile  -  Cadillac   Group
                                   (1988  to 1991); Director since
                                   1994.

Gary  E.  Atwell        51         Group Vice President since 1986.

Herbert L. Henkel       46         Group  Vice  President
                                   since  1993; formerly President
                                   of    the    Greenlee   Textron
                                   Division, 1987 to 1993.

<page 7>

Fred L. Hubacker        50         President    Textron
                                   Automotive  Company  and   Vice
                                   President  Textron since  April
                                   1994;   formerly   Group   Vice
                                   President and President Textron
                                   Acustar Plastics Inc., 1993  to
                                   April  1994;  Group Controller,
                                   Procurement     and      Supply
                                   Operations (1991 to  1993)  and
                                   Vice President Finance, Acustar
                                   Inc.  unit  (1989 to  1991)  of
                                   Chrysler Corporation.

Derek  Plummer          61        Chairman Textron  Automotive
                                  Company and Vice President Textron
                                  since April 1994; formerly Group
                                  Vice President, 1986 to April 1994.

Terry D. Stinson        53        Group  Vice  President
                                  since  1991; formerly President
                                  of    the   Hamilton   Standard
                                  Division of United Technologies
                                  Corporation, 1986 to 1991.

Richard A. Watson       50        Group  Vice  President
                                  since   1990;   formerly   Vice
                                  President Textron and President
                                  Textron  Investment  Management
                                  Company Inc., 1986 to 1990.

                     CORPORATE STAFF MANAGEMENT

Thomas P. Hollowell     51         Executive     Vice
                                   President Corporate Development
                                   since  1992; formerly  Managing
                                   Director  of  Bowles  Hollowell
                                   Conner  &  Co.,  an  investment
                                   banking firm, 1975 to 1992.

Richard A. McWhirter     60        Executive Vice
                                   President  and Chief  Financial
                                   Officer  since  1993;  formerly
                                   Senior Vice President and Secre
                                   tary, 1991 to 1993; Senior Vice
                                   President   -   Insurance   and
                                   Environmental Affairs, 1988  to
                                   1991.

Thomas D. Soutter        60        Executive     Vice
                                   President  and General  Counsel
                                   since 1985.

<page 8>

William F. Wayland       59        Executive     Vice
                                   President  Administration   and
                                   Chief  Human Resources  Officer
                                   since  1993; formerly Executive
                                   Vice    President    -    Human
                                   Resources, 1989 to 1993.

Frank Gulden             58        Senior Vice President -
                                   Human   Resources  since  1993;
                                   formerly  Group Vice President,
                                   1990  to  1993; Vice  President
                                   North    and   South   America,
                                   Fastening  Systems   Group   of
                                   Emhart  Corporation,  1989   to
                                   1990.

Mary L. Howell           42        Senior  Vice President
                                   Government   and  International
                                   Relations since 1993;  formerly
                                   Vice   President  -  Government
                                   Affairs, 1985 to 1993.

Edward C. Arditte        39        Vice   President    -
                                   Communications     and     Risk
                                   Management since 1993; formerly
                                   Vice  President - Investor Rela
                                   tions, 1991 to 1993; Director -
                                   Investor  Relations,  1990   to
                                   1991; Assistant Treasurer, 1986
                                   to 1990.

Brian T. Downing         47        Vice  President   and
                                   Treasurer since 1986.

Peter B. S. Ellis        41        Vice President
                                   Strategic Planning since  March
                                   1995;     formerly     Managing
                                   Director,    Telecommunications
                                   Practice  of Arthur D.  Little,
                                   Inc., 1991 to March 1995;  Vice
                                   President, Business Development
                                   of  Contel Corporation, 1988 to
                                   1991.

Arnold M. Friedman        52       Vice  President   and
                                   Deputy  General  Counsel  since
                                   1984.

Gregory  E.  Hudson       48       Vice President - Taxes  since 1987.

William P. Janovitz       52       Vice  President and Controller since
                                   1983.

<page 9>

Richard J. Millman        53       Vice     President
                                   Operations Services since March
                                   1995;  formerly Vice  President
                                   Office of the Chairman, 1994 to
                                   March 1995; President of the HR
                                   Textron Division, 1987 to 1994.

Karen A. Quinn-Quintin    37       Vice  President   and
                                   Secretary since 1993;  formerly
                                   Director,   Corporate    Office
                                   Human  Resources, 1992 to 1993;
                                   Manager,    Corporate    Office
                                   Personnel,   1991   to    1992;
                                   Manager, Group Insurance,  1989
                                   to 1991.

Daniel L. Shaffer         58       Vice  President  Audit
                                   and   Business   Ethics   since
                                   November     1994;     formerly
                                   President of Textron's Aircraft
                                   Engine   Components   Division,
                                   1992  to  November  1994;  Vice
                                   President   Finance   of    the
                                   Textron     Defense     Systems
                                   Division     (formerly     Avco
                                   Systems), 1984 to 1992.

     Wayne W. Juchatz, 48, has been named Executive Vice President and General Counsel to succeed Mr. Soutter who is retiring on March 31, 1995. Mr. Juchatz served since 1985 as Executive Vice President, General Counsel and Secretary of R.J. Reynolds Tobacco Company, a subsidiary of RJR Nabisco, Inc. Stephen L. Key, 51, has been named Executive Vice President and Chief Financial Officer to succeed Mr. McWhirter who will become Executive Vice President and Corporate Secretary in April 1995. (Ms. Quinn-Quintin is taking an international assignment for Textron.) Mr. Key was Executive Vice President and Chief Financial Officer of ConAgra, Inc. since 1992, and Managing Partner of the New York office of Ernst and Young from 1988 to 1992.

      No family relationship exists between any of the individuals named above.

                              PART II

ITEM 5.     MARKETS FOR THE REGISTRANT'S COMMON
             EQUITY AND RELATED STOCKHOLDER MATTERS

     Textron's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. Additional information regarding "Markets for the Registrant's Common Equity and Related Stockholder Matters" is contained

<page 10>

on pages 59 and 60  and  on  the
inside back cover of Textron's 1994 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

    Information regarding "Selected Financial Data" is contained in the Five Year Summary on page 60 of Textron's 1994 Annual
Report to Shareholders, which page is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" is contained in the Financial Review on pages 25 through 32 of Textron's 1994 Annual Report to
Shareholders, which pages are incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and the supplementary information listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Report.


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                              PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Textron's directors is contained on pages 2 through 6 of Textron's Proxy Statement for the 1995 Annual Meeting of Shareholders on April 26, 1995, which pages are incorporated herein by reference.

    Information regarding Textron's executive officers is included on pages 7 through 10 of Part I of this Report.

<page 11>

ITEM 11.      EXECUTIVE COMPENSATION

    Information regarding "Executive Compensation" is contained on pages 16 through 21 of Textron's Proxy Statement for the 1995 Annual Meeting of Shareholders on April 26, 1995, which pages are incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding "Security Ownership of Certain Beneficial Holders" is contained on page 9, and information regarding "Security Ownership of Management" is contained on pages 9 and 10, of Textron's Proxy Statement for the 1995 Annual Meeting of Shareholders on April 26, 1995, which pages are incorpo rated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is contained on page 21 of Textron's Proxy Statement for the 1995 Annual Meeting of Shareholders on April 26, 1995, which page is incorporated herein by reference.

                              PART IV

ITEM  14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

    (A) Financial Statements and Schedules
      The consolidated financial statements, supplementary information and financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Report.

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

<page 12

    NOTE:     Exhibits  10.1  through 10.21  below are  management
              contracts   or  compensatory  plans,  contracts   or
              agreements.

    10.1A Supplemental Benefits Plan for Textron Key Executives effective from and after December 16, 1987 ("Supplemental Plan"). Incorporated by reference to Exhibit 10.1 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

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

    10.1F Second Amendment to Supplemental Plan effective as of September 25, 1991. Incorporated by reference to
              Exhibit 10.1(e) to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

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

<page 13>

    10.3B First Amendment to Deferred Income Plan for Textron Key Executives effective as of October 27, 1992. Incorporated by reference to Exhibit 10.3(b) to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

    10.4A Corporate Office Annual Incentive Compensation Plan executed on December 23, 1987. Incorporated by reference to Exhibit 10.4 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

    10.4B First Amendment to Corporate Office Annual Incentive Compensation Plan effective as of December 10, 1992. Incorporated by reference to Exhibit 10.4(b) to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

    10.5A Textron 1982 Long-Term Incentive Plan ("1982 Plan"). Incorporated by reference to Exhibit 10.5(a) to Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

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

<page 14>

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

    10.8 Textron 1994 Long-Term Incentive Plan effective as of April 17, 1994. Incorporated by reference to
              Exhibit 10 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.

    10.9      Textron   Executive  Supplemental  Retirement   Plan
              effective as of December 15, 1994.

    10.10A Employment Agreement between Textron and James F. Hardymon dated November 24, 1989 ("Employment Agreement"). Incorporated by reference to Exhibit
              10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.

    10.10B     Amendment  dated  as  of  December  15,   1994   to
               Employment Agreement.

    10.11 Employment Agreement between Textron and Lewis B. Campbell dated as of September 22, 1992. Incorporated by reference to Exhibit 10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

    10.12 Employment Agreement between Textron and Thomas P. Hollowell dated as of January 1, 1993. Incorporated by reference to Exhibit 10.10 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

    10.13 Employment Agreement between Textron and Mary L. Howell dated as of May 4, 1993. Incorporated by reference to Exhibit 10.11 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

<page 15>

    10.14 Employment Agreement between Textron and Richard A. McWhirter dated as of February 16, 1993. Incorporated by reference to Exhibit 10.11 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

    10.15 Employment Agreement between Textron and Thomas D. Soutter dated as of March 1, 1985, as amended by Amendment to Employment Agreement dated as of
              February   1,  1987  and  Amendment  to   Employment
              Agreement dated as of February 1, 1988. Incorporat ed by reference to Exhibit 10.11 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.

    10.16 Employment Agreement between Textron and William F. Wayland dated January 1, 1989. Incorporated by reference to Exhibit 10.12 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.

    10.17 Form of Indemnity Agreement between Textron and its directors and executive officers. Incorporated by reference to Exhibit A to Textron's Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.

    10.18 Textron Executive Severance Plan effective December 16, 1987. Incorporated by reference to
              Exhibit 10.13 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

    10.19A Pension Plan for Directors originally effective as of March 8, 1986, as amended by a First Amendment effective as of August 26, 1987. Incorporated by reference to Exhibit 10.14 to Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

    10.19B Second Amendment to Pension Plan for Directors effective as of October 1, 1990. Incorporated by reference to Exhibit 10.16(b) to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990.

    10.20 Deferred Income Plan for Textron Directors effective May 26, 1993. Incorporated by reference to Exhibit
              10.18 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

    10.21 Additional Benefits for certain executive officers. Incorporated by reference to Exhibit 10.16 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

<page 16>

    10.22A Credit Agreement dated as of November 1, 1993 among Textron, the Lenders listed therein and Bankers Trust Company as Administrative Agent ("Credit Agreement"). Incorporated by reference to Exhibit 10.20A to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

    10.22B    First  Amendment  dated as of October  30,  1994  to
              Credit Agreement.

    10.23A Line of Credit dated as of November 1, 1993 among Textron, the Lenders listed therein and Bankers Trust Company as Administrative Agent ("Line of Credit"). Incorporated by reference to Exhibit 10.20B to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

    10.23B   First Amendment dated as of October 30, 1994 to  Line
    of Credit.

    12.1 Computation of ratio of income to fixed charges of the Textron Parent Company Borrowing Group.

    12.2      Computation of ratio of income to fixed  charges  of
              Textron    Inc.    including   all    majority-owned
              subsidiaries.

    13 A portion (pages 25 and following) of Textron's 1994 Annual Report to Shareholders. Except for pages or items specifically incorporated by reference herein, such portion of Textron's 1994 Annual Report to Shareholders is furnished for the information of the Commission and is not filed as part of this Report.

    21 Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

    23       Consent of Independent Auditors.

    24.1     Power of attorney.

    24.2 Certified copy of a resolution of the Board of Directors of Textron.

    27       Financial Data Schedule

<page 17>

    (B) Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                              SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 1995.

    TEXTRON INC.
    Registrant

    By: /s/ Arnold M. Friedman
            Arnold M. Friedman
            Attorney-in-fact


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 28th day of March, 1995, by the following persons on behalf of the registrant and in the capacities indicated:


    NAME                           TITLE


      *                            Chairman and  Chief
                                   Executive Officer,
James F. Hardymon                  Director
                                   (principal executive officer)


      *                            President and Chief Operating Officer,
Lewis B. Campbell                  Director


      *                           Director
H. Jesse Arnelle

<page 18>

      *                           Director
R. Stuart Dickson


      *                           Director
B.F. Dolan


      *                           Director
Webb C. Hayes, III


      *                           Director
John D. Macomber


      *                           Director
Barbara Scott Preiskel


      *                           Director
Sam F. Segnar


      *                             Director
Jean Head Sisco


      *                           Director
John W. Snow


      *                           Director
Martin D. Walker

<page 19>

      *                           Director
Thomas B. Wheeler


      *                           Executive Vice President and
Richard A. McWhirter              Chief Financial Officer
                                  (principal financial officer)

      *                            Vice President and Controller
William P. Janovitz                (principal accounting officer)




*By: /s/ Arnold M. Friedman
      Arnold M. Friedman
      Attorney-in-fact

<page 20>


                                  TEXTRON INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   Item 14(a)

                                                         Form    Annual Report
Textron Inc.                                             10-K   to Shareholders

Report of Independent Auditors                                         33

Consolidated Statement of Income for each of the three
years in the period ended December 31, 1994                           34

Consolidated Balance Sheet at December 31, 1994 and                    35
January 1, 1994

Consolidated Statement of Cash Flows for each of the
three years in the period ended December 31, 1994                     36

Consolidated Statement of Changes in Shareholders' Equity
for each of the three years in the period ended                       37
December 31, 1994

Summary of Significant Accounting Policies                           38 - 40

Notes to Consolidated Financial Statements                           41 - 58

Revenues and Income by Business Segment                                28

Supplementary Information (Unaudited):

Quarterly Financial Information 1994 and 1993                          59

Financial Statement Schedules for each of the three years in the period ended December 31, 1994

    I   Condensed financial information of registrant      21

   II   Valuation and qualifying accounts                  22







All other schedules are omitted because the conditions requiring the filing thereof do not exist or because the information required is included in the financial statements and notes thereto.

<PAGE 21>

                                  TEXTRON INC.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

        For each of the three years in the period ended December 31, 1994


      Financial information of the Registrant is omitted because condensed financial information of the Textron Parent Company Borrowing Group, which includes the Registrant and all of its majority-owned subsidiaries other than its finance and insurance subsidiaries, is shown on pages 55-56 of Textron's 1994 Annual Report to Shareholders. Management believes that the disclosure of financial information on the basis of the Textron Parent Company Borrowing Group results in a more meaningful presentation, since this group constitutes the Registrant's basic borrowing entity and the only restrictions on net assets of Textron's subsidiaries relate to its finance and insurance subsidiaries. The Registrant's investment in its finance and insurance subsidiaries is reflected on page 55 of Textron's 1994 Annual Report to Shareholders under the caption "Investments in finance and insurance subsidiaries."

      The Textron Parent Company Borrowing Group received dividends of $115 million, $94 million and $78 million from its finance and insurance subsidiaries in 1994, 1993 and 1992, respectively. The portion of the net assets of Textron's finance and insurance subsidiaries available for cash dividends and other payments to the Textron Parent Company Borrowing Group is restricted by the terms of lending agreements and insurance statutory requirements. As of December 31, 1994, approximately $245 million of their net assets of $2.2 billion was available to be transferred to the Textron Parent Company Borrowing Group pursuant to these restrictions.

      For information concerning the Textron Parent Company Borrowing Group's long-term debt and restrictions contained in its debt agreements, see Note 8 to the consolidated financial statements appearing on pages 45-47 of Textron's 1994 Annual Report to Shareholders.


<PAGE 22>

                                  TEXTRON INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        For each of the three years in the period ended December 31, 1994

                                  (In millions)



Allowance for credit losses on finance receivables                    1994        1993       1992

Balance at beginning of year                                        $225         $212       $183

Additions charged to income (a)                                      191          171        189

Deductions from reserves (b)                                         (169)        (158)      (176)

Acquisitions and other items                                            3            -        16

Balance at end of year                                               $250         $225      $212

(a) Excludes the effect of recoveries on accounts previously written off of $31 million, $29 million and $28 million in 1994, 1993 and 1992, respectively, which have been credited directly to income.

(b)  Consists primarily of receivables written off.



<PAGE 23>



                            TEXTRON INC.

                          Index of Exhibits
                     Annual Report on Form 10-K
             for the Fiscal Year Ended December 31, 1994

Exhibit                            Description

10.9           Textron  Executive Supplemental Retirement  Plan
               Effective as of December 15, 1994.

10.10B         Amendment  dated  as  of December  15,  1994  to
               Employment Agreement between Textron  and  James
               F. Hardymon dated as of November 24, 1989.

10.22B First Amendment dated as of October 30, 1994 to Credit Agreement dated as of November 1, 1993 among Textron, the Lenders listed therein and Bankers Trust Company as Administrative Agent.

10.23B First Amendment dated as of October 30, 1994 to Line of Credit dated as of November 1, 1993 among Textron, the Lenders listed therein and Bankers Trust Company as Administrative Agent.

12.1 Computation of ratio of income to fixed charges of the Textron Parent Company Borrowing Group.

12.2 Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries.

13 A portion (page 25 and following) of Textron's 1993 Annual Report to Shareholders. Except for pages or items specifically incorporated by reference therein, such portion of Textron's Annual Report to Shareholders is furnished for the information of the Commission and is not filed as part of this Report.

21             Certain   subsidiaries   of   Textron.     Other
               subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23             Consent of Independent Auditors.

24.1           Power of Attorney.

24.2 Certified copy of a resolution of the Board of Directors of Textron.

27             Financial Data Schedule.