Form 10-Q
period 1995-04-01
TEXTRON INC
filed 1995-05-12
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                 _______________

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES  EXCHANGE ACT OF 1934
      For the fiscal quarter ended April 1, 1995
      OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES AND  EXCHANGE ACT OF 1934

                          Commission file number 1-5480

                                 _______________

                                  TEXTRON INC.

             (Exact name of registrant as specified in its charter)

                                 _______________

            Delaware                  05-0315468
(State or other jurisdiction of       (I.R.S. Employer Identification
 incorporation or organization)       No.)

                  40 Westminster Street, Providence, RI   02903
                                  401-421-2800
          (Address and telephone number of principal executive offices)

                                 _______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                                  Yes  X No



         Common stock outstanding at April 29, 1995 - 85,087,000 shares


                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                  TEXTRON INC.
                  Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)

                                                                                    Three months ended
                                                                           April 1,               April 2,
                                                                             1995                   1994
Revenues
Sales                                                                  $       1,554         $        1,688
Interest, discount and service charges                                           379                    324
Insurance premiums                                                               335                    290
Investment income (including net realized investment gains)                      119                    106
   Total revenues                                                              2,387                  2,408
Costs and expenses
Cost of sales                                                                  1,273                  1,426
Selling and administrative                                                       378                    361
Interest                                                                         202                    158
Provision for losses on collection of finance receivables, less
  recoveries                                                                      39                     43
Insurance benefits and increase in policy liabilities                            276                    225
Amortization of insurance policy acquisition costs                                34                     26
   Total costs and expenses                                                    2,202                  2,239
Income before income taxes                                                       185                    169
Income taxes                                                                    (73)                   (65)
Elimination of minority interest in net income of Paul Revere                    (3)                    (4)
Net income                                                             $         109         $          100
Net income per common share                                            $        1.25         $         1.10
Average shares outstanding*                                               87,055,000             90,588,000
Dividends per share:
  $2.08 Preferred stock, Series A                                      $         .52         $         .52
  $1.40 Preferred stock, Series B                                      $         .35         $         .35
  Common stock                                                         $         .39         $         .35

* Average shares outstanding assume full conversion of preferred stock and exercise of options.
See notes to consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                     Consolidated Balance Sheet (unaudited)
                                  (In millions)

                                                                             April 1,             December 31,
                                                                             1995                   1994
Assets
Cash                                                                   $          52         $           49
Investments                                                                    5,620                  5,294
Receivables - net:
  Finance                                                                      9,199                  8,583
  Commercial and U.S. Government                                                 722                    702
                                                                               9,921                  9,285
Inventories                                                                    1,267                  1,211
Property, plant and equipment, less accumulated
  depreciation of $1,554 and $1,450                                            1,268                  1,253
Insurance policy acquisition costs                                               936                    911
Goodwill, less accumulated amortization of $395 and
  $381                                                                         1,505                  1,512
Other assets (including net prepaid income taxes)                              1,398                  1,410
Total assets                                                           $      21,967         $       20,925
Liabilities and shareholders' equity
Liabilities
Accounts payable                                                       $         669         $          619
Accrued postretirement benefits other than pensions                              954                    951
Other accrued liabilities (including income taxes)                             2,324                  2,424
Insurance reserves and claims                                                  4,863                  4,685
Debt:
  Textron Parent Company Borrowing Group                                       1,720                  1,582
  Finance and insurance subsidiaries                                           8,457                  7,782
                                                                              10,177                  9,364
  Total liabilities                                                           18,987                 18,043
Shareholders' equity
Capital stock:
  Preferred stock                                                                 16                     16
  Common stock*                                                                   12                     12
Capital surplus                                                                  709                    702
Retained earnings                                                              2,594                  2,518
Other                                                                           (56)                  (108)
                                                                               3,275                  3,140
  Less cost of treasury shares                                                   295                    258
  Total shareholders' equity                                                   2,980                  2,882
  Total liabilities and shareholders' equity                           $      21,967         $       20,925

*Common shares outstanding                                                85,011,000             85,497,000

                 See notes to consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Consolidated Statement of Cash Flows (unaudited)
                                  (In millions)
                                                                                   Three Months Ended
                                                                           April 1,               April 2,
                                                                             1995                   1994
Cash flows from operating activities:
Net income                                                             $         109            $       100
Adjustments  to  reconcile  net  income  to  net  cash  provided  by operating activities:
    Depreciation and amortization                                                102                     98
    Provision for losses on receivables                                           51                     51
    Increase in insurance policy liabilities                                     148                     91
    Deferred income taxes                                                         11                     17
    Changes in assets and liabilities excluding those related to the acquisition of a business:
        Increase in commercial and U.S. Government receivables                  (23)                  (125)
        Increase in inventories                                                 (56)                   (26)
        Additions to insurance policy acquisition costs                         (64)                   (49)
        Increase in other assets                                                (23)                   (25)
        Increase in accounts payable                                              51                     29
        Increase (decrease) in accrued liabilities                             (123)                     64
    Other - net                                                                   13                   (19)
    Net cash provided by operating activities                                    196                    206
Cash flows from investing activities:
Purchases of investments                                                       (346)                  (471)
Proceeds from disposition of securities:
  Sales of:
    Securities available for sale                                                 75                    144
    Securities held to maturity                                                    -                     10
  Maturities and calls                                                            45                    213
Finance receivables:
  Originated or purchased                                                    (1,486)                (1,298)
  Repaid or sold                                                               1,255                  1,165
Cash used in acquisition of a business                                          (40)                      -
Capital expenditures                                                            (61)                   (60)
Other investing activities - net                                                 (5)                     13
    Net cash used by investing activities                                      (563)                  (284)
Cash flows from financing activities:
Decrease in short-term debt                                                     (91)                  (123)
Proceeds from issuance of long-term debt                                       1,018                    638
Principal payments on long-term debt                                           (536)                  (419)
Interest-sensitive insurance products:
  Receipts                                                                        88                     49
  Return of account balances                                                    (45)                   (31)
Proceeds from exercise of stock options                                            7                      6
Purchases of Textron common stock                                               (37)                      -
Dividends paid                                                                  (33)                   (31)
    Net cash provided by financing activities                                    371                     89
Effect of foreign exchange rate changes on cash                                  (1)                   (11)
Net increase in cash                                                               3                      -
Cash at beginning of period                                                       49                     26
Cash at end of period                                                  $          52         $           26
See notes to consolidated financial statements.

                                  TEXTRON INC.
             Notes to Consolidated Financial Statements (unaudited)


Note 1:   Summary of significant accounting policies

          The financial statements should be read in conjunction with the financial statements included in Textron's Form 10-K for the year ended December 31, 1994. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at April 1, 1995 and December 31, 1994, and its consolidated results of operations and cash flows for each of the respective three month periods ended April 1, 1995 and April 2, 1994. The results of operations for the three months ended April 1, 1995 are not necessarily indicative of results for the full year.

Note 2:   Acquisitions

          In January 1995, AFS purchased the stock of HFC of Australia Ltd. and its Australian subsidiaries (HFCA), subsidiaries of Household International, Inc. AFS paid $40 million in cash and assumed liabilities of approximately $435 million. This acquisition added approximately $436 million to AFS' finance receivable portfolio.

Note 3:   Investments

                                                                        April 1,         December 31,
                                                                          1995               1994
                                                                              (In millions)
          Debt and marketable equity securities
            available for sale at estimated fair value
            (amortized cost:  $2,514 and $2,610)                      $  2,775            $  2,511
          Debt securities to be held to maturity, at amortized
            cost (estimated fair value:  $2,468 and $2,294)              2,545               2,470
          Other                                                            300                 313
                                                                      $  5,620            $  5,294

          In the first quarter of 1994, an investment in the held to maturity category with an amortized cost of $10 million was sold due to significant deterioration in the issuer's creditworthiness.

Note 4:   Finance receivables - net

                                                                        April 1,         December 31,
                                                                          1995               1994
                                                                               (In millions)
          Finance receivables                                         $  9,715            $  9,084
          Less allowance for credit losses                                 265                 250
          Less finance-related insurance reserves and
            claims                                                         251                 251
                                                                      $  9,199            $  8,583

Note 5:   Inventories

                                                                        April 1,         December 31,
                                                                          1995               1994
                                                                             (In millions)
          Finished goods                                              $    338            $    288
          Work in process                                                1,038                 948
          Raw materials                                                    154                 212
                                                                         1,530               1,448
          Less progress and advance payments                               263                 237
                                                                      $  1,267            $  1,211

Note 6:   Insurance reserves and claims

                                                                                     April 1,             December 31,
                                                                                       1995                   1994
                                                                                            (In millions)
          Paul Revere:
           Future policy benefits                                                 $  1,224               $  1,193
           Unpaid claims and claim expenses                                          1,651                  1,576
           Other policyholder funds                                                  1,781                  1,714
          Other                                                                        207                    202
                                                                                  $  4,863               $  4,685

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

Note 8:   Financial information by borrowing group

          Textron consists of two borrowing groups - the Textron Parent Company Borrowing Group and its finance and insurance subsidiaries.

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

Item 1    FINANCIAL STATEMENTS (Continued)
Note 8:   Financial information by borrowing group (continued)
TEXTRON PARENT COMPANY BORROWING GROUP
(unaudited) (In millions)

                                                                                  Three Months Ended
                                                                           April 1,               April 2,
Statement of Income                                                          1995                   1994
Revenues                                                               $       1,554         $        1,688
Costs and expenses
Cost of sales                                                                  1,273                  1,426
Selling and administrative                                                       162                    160
Interest                                                                          50                     53
  Total costs and expenses                                                     1,485                  1,639
                                                                                  69                     49
Pretax income of finance and insurance subsidiaries                              116                    120
Income before income taxes                                                       185                    169
Income taxes                                                                    (73)                   (65)
Elimination of minority interest in net income of Paul Revere                    (3)                    (4)
Net income                                                             $         109         $          100

                                                                           April 1,             December 31,
Balance Sheet                                                                1995                   1994
Assets
Cash                                                                   $          32         $           20
Receivables - net                                                                722                    702
Inventories                                                                    1,267                  1,211
Investments in finance and insurance subsidiaries                              2,329                  2,246
Property, plant and equipment - net                                            1,158                  1,146
Goodwill, less accumulated amortization of $203 and $194                       1,222                  1,231
Other assets (including net prepaid income taxes)                              1,244                  1,262
  Total assets                                                         $       7,974         $        7,818
Liabilities and shareholders' equity
Accounts payable and accrued liabilities (including income taxes)      $       3,274         $        3,354
Debt                                                                           1,720                  1,582
Shareholders' equity                                                           2,980                  2,882
  Total liabilities and shareholders' equity                           $       7,974         $        7,818

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 8:   Financial information by borrowing group (continued)
TEXTRON PARENT COMPANY BORROWING GROUP (continued)
(unaudited) (In millions)

                                                                                 Three Months Ended
                                                                           April 1,               April 2,
Statement of Cash Flows                                                      1995                   1994
Cash flows from operating activities:
Net income                                                             $         109         $          100
Adjustments to reconcile net income to net cash provided by
operating
  activities:
    Undistributed earnings of finance and insurance subsidiaries                (36)                   (44)
    Depreciation and amortization                                                 54                     59
    Interest accretion                                                            12                     10
    Changes in assets and liabilities:
      Increase in receivables                                                   (23)                  (135)
      Increase in inventories                                                   (56)                   (26)
      Decrease (increase) in other assets                                         19                   (46)
        Increase   (decrease)  in  accounts  payable   and   accrued            (61)                    119
liabilities
    Other - net                                                                   13                    (3)
      Net cash provided by operating activities                                   31                     34
Cash flows from investing activities:
Capital expenditures                                                            (57)                   (54)
Other investing activities - net                                                (36)                      6
      Net cash used by investing activities                                     (93)                   (48)
Cash flows from financing activities:
Increase (decrease) in short-term debt                                            16                   (15)
Proceeds from issuance of long-term debt                                         279                    307
Principal payments on long-term debt                                           (158)                  (255)
Proceeds from exercise of stock options                                            7                      6
Purchases of Textron common stock                                               (37)                      -
Dividends paid                                                                  (33)                   (31)
      Net cash provided by financing activities                                   74                     12
Net increase (decrease) in cash                                                   12                    (2)
Cash at beginning of period                                                       20                     12
Cash at end of period                                                  $          32         $           10

Item 1    FINANCIAL STATEMENTS (Continued)
Note 8:   Financial information by borrowing group (continued)
FINANCE AND INSURANCE SUBSIDIARIES
(unaudited) (In millions)

                                                                               Three Months Ended
                                                                          March 31,               March 31,
Statement of Income                                                          1995                   1994
Revenues
Interest, discount and service charges                                 $         379         $          324
Credit life, credit disability and casualty insurance premiums                    81                     63
Non-cancellable disability income, life and group insurance
  premiums                                                                       254                    227
Investment income (including net realized investment gains)                      119                    106
  Total revenues                                                                 833                    720
Costs and expenses
Selling and administrative                                                       216                    201
Interest                                                                         152                    105
Provision for losses on collection of finance receivables, less
  recoveries                                                                      39                     43
Credit life, credit disability and casualty insurance losses and
  adjustment expenses, less recoveries                                            33                     31
Death and other insurance benefits                                               119                    107
Increase in insurance policy liabilities                                         124                     87
Amortization of insurance policy acquisition costs                                34                     26
  Total costs and expenses                                                       717                    600
Income before income taxes                                                       116                    120
Income taxes                                                                    (46)                   (46)
Net income                                                                        70                     74
Minority interest in net income                                                  (3)                    (4)
Textron's equity in net income                                         $          67         $           70

Item 1.   FINANCIAL STATEMENTS (Continued)

Note 8:   Financial information by borrowing group (continued)

FINANCE AND INSURANCE SUBSIDIARIES
(unaudited) (In millions)

                                                                          March 31,             December 31,
Balance Sheet                                                                1995                   1994
Assets
Cash                                                                   $          20         $           29
Investments                                                                    5,585                  5,265
Finance receivables - net                                                      9,239                  8,622
Property, plant and equipment - net                                              110                    107
Insurance policy acquisition costs                                               936                    911
Goodwill, less accumulated amortization of $192 and $187                         283                    281
Other assets                                                                     631                    633
    Total assets                                                       $      16,804         $       15,848
Liabilities and equity
Accounts payable and accrued liabilities (including income
  taxes)                                                               $         962         $          953
Insurance reserves and claims                                                  4,863                  4,685
Debt                                                                           8,457                  7,782
Equity:
  Textron                                                                      2,329                  2,246
  Minority interest                                                              193                    182
    Total liabilities and equity                                       $      16,804         $       15,848

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                     Revenues and Income by Business Segment
                                  (In millions)
                                                                                 Three Months Ended
                                                                           April 1,               April 2,
                                                                             1995                   1994
REVENUES
MANUFACTURING:
  Aircraft                                                             $         542         $          508
  Automotive                                                                     424                    401
  Industrial                                                                     349                    334
  Systems and Components                                                         239                    445
                                                                               1,554                  1,688
FINANCIAL SERVICES:
  Finance                                                                        475                    400
  Paul Revere                                                                    358                    320
                                                                                 833                    720
Total revenues                                                         $       2,387         $        2,408
INCOME
MANUFACTURING:
  Aircraft                                                             $          41         $           36
  Automotive                                                                      37                     36
  Industrial                                                                      43                     35
  Systems and Components                                                          19                     12
                                                                                 140                    119
FINANCIAL SERVICES:
  Finance                                                                         88                     78
  Paul Revere                                                                     28                     42
                                                                                 116                    120
Segment operating income                                                         256                    239
Corporate expenses and other - net                                              (21)                   (17)
Interest expense - net                                                          (50)                   (53)
Income before income taxes                                             $         185         $          169


Financial Condition

Textron Parent Company Borrowing Group: During the three months ended April 1, 1995, the Textron Parent Company Borrowing Group's operating activities provided cash of $31 million versus $34 million during the corresponding period of 1994. Such cash flows approximated last year's level as increased income was offset by increased tax payments in 1995. The Group's debt increased by $138 million principally as a result of cash used for capital expenditures, payments of dividends and purchases of Textron common stock in excess of cash provided by operations. Its ratio of debt to total capital was 37% at April 1, 1995, up from 35% at December 31, 1994.

During the three months ended April 2, 1994, the Group's operating activities provided cash of $34 million versus $37 million during the corresponding period of 1993. Such cash flows approximated the prior year's level as increased income and customer deposits for 1994 were offset by higher receivables, due primarily to strong first quarter 1994 sales. Its ratio of debt to total capital was 42%, unchanged from year end 1993.

The Textron Parent Company Borrowing Group's credit facilities not used or reserved as support for outstanding commercial paper or bank borrowings at April 1, 1995 were $917 million. Textron had $236 million available at April 1, 1995 for unsecured debt securities under its shelf registration statement filed with the Securities and Exchange Commission.

In 1994, Textron reactivated its program to purchase up to five million shares of its common stock from time to time in the open market as conditions warrant. As of April 29, 1995, 4.1 million shares had been purchased at an aggregate cost of $204 million.

In February 1995, Textron announced that it may purchase up to an additional five million of its common shares under the program.

Management believes that the Textron Parent Company Borrowing Group will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations --including dividends received from Textron's finance and insurance operations-- will continue to be more than sufficient to meet its operating needs and to finance growth.

Finance and insurance subsidiaries: The finance and insurance subsidiaries paid dividends of $31 million and $26 million to the Textron Parent Company Borrowing Group during the three month periods ended April 1, 1995 and April 2, 1994, respectively.

During the three months ended March 31, 1995, Avco Financial Services (AFS) issued $607 million of unsecured debt securities, including $539 million under its shelf registration statements. AFS had $347 million and $457 million available at March 31, 1995 for unsecured debt securities under its shelf registration statements with the Securities and Exchange Commission and Canadian provincial security exchanges, respectively.

During  the  three  months ended March 31, 1995, Textron  Financial  Corporation
(TFC) issued $133 million of medium-term notes under a $500 medium-term note facility under Rule 144A of the Securities Act of 1933, as amended. TFC had $367 million available under this facility at March 31, 1995.

During the first quarter of 1995, the finance subsidiaries had $318 million of interest rate exchange agreements go into effect. Of these, $150 million expire in 1996 and had the effect of exchanging the indices used to determine interest expense under certain variable rate borrowings at March 31, 1995 for the purpose of better matching the rate of interest incurred on the finance subsidiaries' financing with the rate of interest earned on certain of the finance subsidiaries' variable rate finance receivables. The balance of the agreements, which have a weighted average original term of 2.0 years and expire through 1999, had the effect of fixing the rate of interest at approximately 9.5% on $168 million of variable rate borrowings at March 31, 1995.

Results of Operations - Three months ended April 1, 1995 vs. Three months ended April 2, 1994

Textron reported first quarter 1995 earnings per share of $1.25 per share, up 14% from 1994 earnings per share of $1.10, reflecting higher net income and a decreased number of average shares outstanding. Net income in 1995 of $109 million was up from 1994 net income of $100 million. Revenues were unchanged at $2.4 billion, reflecting the impact of divestitures in 1994. Excluding the revenues of these divested businesses, revenues in the first quarter increased 9% over 1994.

The Aircraft segment's revenues and income increased $34 million (7%) and $5 million (14%), respectively, related principally to Bell Helicopter. Bell Helicopter's revenues increased primarily as a result of higher sales under the V-22 engineering and manufacturing development contract and higher international aircraft and commercial spare parts sales, partially offset by lower foreign military aircraft sales. Bell's income increased as a result of the higher revenues, partially offset by increased product development expenses related to new helicopter models. Cessna's income increased slightly despite lower sales. Increased product development costs, principally related to two new Citation aircraft models, were offset by lower bid and proposal expenses for the JPATS competition for a new U.S. military trainer.

The  Automotive segment's revenues and income increased $23 million (6%) and  $1
million  (3%),  respectively.   Margin was affected  by  higher  start-up  costs
related to the launch of new products and facilities.

The Industrial segment's revenues and income increased $15 million (4%) and $8 million (23%), respectively, due principally to higher fasteners sales (including the sales of Avdel, the results of which have been included in Textron's consolidated results since the second quarter of 1994), partially offset by the impact of the divestiture of the Homelite division in 1994.

The Systems and Components segment's revenues decreased $206 million (46%), while income increased $7 million (58%). The decrease in revenues was due to the 1994 divestiture of the Textron Lycoming Turbine Engine division and to reduced shipments on certain U.S. Government and commercial aerospace contracts at other divisions. In addition, 1994 income included provisions aggregating $15 million for the consolidation of certain manufacturing operations and legal matters.

The Finance segment's revenues increased $75 million (19%), while income increased $10 million (13%). AFS' revenues increased, due primarily to (a) a higher level of finance receivables outstanding, (b) an increase in earned premiums and (c) an increase in investment income, due to improving yields and a higher level of invested assets, partially offset by (d) a decline in yields on finance receivables, reflecting an increased percentage of lower yielding retail installment contracts. Its income increased, due to (a) those factors and (b) a decrease in insurance losses in both finance-related and nonfinance-related insurance operations, partially offset by (c) an increase in the blended cost of borrowed funds and (d) an increase in loan loss provisions due to growth in finance receivables outstanding. Revenues at TFC increased slightly, due to a higher level of finance receivables outstanding, higher yields on finance receivables, reflecting the higher interest rate environment, partially offset by higher leveraged lease income in 1994. Its income increased due to (a) those factors and (b) a decrease in loan loss provisions, reflecting an improvement in equipment portfolios and a stabilization of nonperforming real estate loans, partially offset by (c) an increase in the blended cost of borrowed funds.

Paul Revere's revenues increased $38 million (12%), due to continued premium growth in its individual disability insurance and group insurance lines of business and higher net investment income. Its income decreased $14 million (33%), primarily as a result of a higher individual disability insurance benefit ratio, partially offset by lower benefit ratios in the group insurance line of business, increased premium volume and improved expense ratios across all lines of business. The higher benefit ratio in the individual disability insurance business was the result of adverse claims experience from the block of policies issued between 1985 and 1989, especially in Florida and California. In addition, business issued to physicians has performed below expectations. The ratio was 89.4%, up from 75.6% in the first quarter of 1994 and down from 92.3% in the fourth quarter of 1994. Paul Revere continued its program to improve operating results through new products, pricing and underwriting adjustments, as well as a continued emphasis on claims management. Paul Revere continues to expect a gradual improvement in the individual disability insurance benefit ratio throughout 1995.

Corporate expenses and other - net for the three months ended April 1, 1995 were higher than the corresponding level in 1994 as a result of (a) increased compensation  expense  resulting  from  appreciation  in  the  market  value  of
Textron's common stock and (b) foreign exchange losses in 1995 compared to foreign exchange gains in 1994. Lower interest expense of the Textron Parent Company Borrowing Group reflected a lower level of average borrowing, partially offset by an increased average cost of borrowing. The quarter's results reflected a slightly higher effective income tax rate than the corresponding prior year rate.



                          PART II.   OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             12.1 Computation of ratio of income to fixed charges of the Textron
                  Parent Company Borrowing Group.

             12.2 Computation of ratio of income to fixed charges of Textron
                  Inc.including all majority-owned subsidiaries.

             27   Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the first quarter ended April 1, 1995.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TEXTRON INC.

Date:  May 12, 1995                 s/W. P. Janovitz
                                    W. P. Janovitz
                                    Vice President and
                                    Controller
                                    (principal accounting
                                    officer)

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