Form 10-Q
period 1995-07-01
TEXTRON INC
filed 1995-08-11
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                 _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934
    For the fiscal quarter ended July 1, 1995
    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES AND  EXCHANGE ACT OF 1934

                          Commission file number 1-5480

                                 _______________

                                  TEXTRON INC.

             (Exact name of registrant as specified in its charter)

                                 _______________

            Delaware                05-0315468
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

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


                                                  Yes  X No



          Common stock outstanding at July 29, 1995 - 84,619,000 shares


                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                  TEXTRON INC.
                  Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)

                                           Three months ended                Six months ended
                                        July 1,         July 2,         July 1,        July 2,
                                         1995             1994            1995           1994
Revenues
Sales                                 $ 1,651        $  1,775         $  3,205       $  3,463
Interest, discount and service
  charges                                 389             325              768            649
Insurance premiums                        344             303              679            593
Investment income (including net
  realized investment gains)              118             114              237            220
    Total revenues                      2,502           2,517            4,889          4,925
Costs and expenses
Cost of sales                           1,351           1,485            2,629          2,911
Selling and administrative                380             378              753            739
Interest                                  209             163              411            321
Provision for losses on collection
  of finance receivables, less
  recoveries                               39              37               78             80
Insurance benefits and increase
  in policy liabilities                   285             243              561            468
Amortization of insurance policy
  acquisition costs                        33              26               67             52
    Total costs and expenses            2,297           2,332            4,499          4,571
Income before income taxes                205             185              390            354
Income taxes                             (81)            (71)            (154)          (136)
Elimination of minority interest
  in net income of Paul Revere            (3)             (4)              (6)            (8)
Net income                            $   121        $    110         $    230       $    210
Net income per common share           $   1.40        $    1.22        $    2.65       $    2.32
Average shares outstanding*           86,679,000     90,533,000       86,862,000     90,556,000
Dividends per share:
  $2.08 Preferred stock, Series A        $ .52          $ .52            $1.04          $1.04
  $1.40 Preferred stock, Series B        $ .35          $ .35            $ .70          $ .70
  Common stock                           $ .39          $ .35            $ .78          $ .70

* Average shares outstanding assume full conversion of preferred stock and exercise of options.
See notes to consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                     Consolidated Balance Sheet (unaudited)
                                  (In millions)

                                                                             July 1,           December 31,
                                                                             1995                1994
Assets
Cash                                                                   $    120              $     49
Investments                                                               5,915                 5,294
Receivables - net:
  Finance                                                                 9,200                 8,583
  Commercial and U.S. Government                                            764                   702
                                                                          9,964                 9,285
Inventories                                                               1,259                 1,211
Property, plant and equipment, less accumulated
  depreciation of $1,598 and $1,450                                       1,281                 1,253
Insurance policy acquisition costs                                          964                   911
Goodwill, less accumulated amortization of $410 and
  $381                                                                    1,494                 1,512
Other assets (including net prepaid income taxes)                         1,333                 1,410
Total assets                                                           $ 22,330              $ 20,925
Liabilities and shareholders' equity
Liabilities
Accounts payable                                                       $    630              $    619
Accrued postretirement benefits other than pensions                         952                   951
Other accrued liabilities (including income taxes)                        2,344                 2,424
Insurance reserves and claims                                             5,059                 4,685
Debt:
  Textron Parent Company Borrowing Group                                  1,870                 1,582
  Finance and insurance subsidiaries                                      8,379                 7,782
                                                                         10,249                 9,364
  Total liabilities                                                      19,234                18,043
Shareholders' equity
Capital stock:
  Preferred stock                                                            15                    16
  Common stock*                                                              12                    12
Capital surplus                                                             722                   702
Retained earnings                                                         2,682                 2,518
Other                                                                        17                 (108)
                                                                          3,448                 3,140
  Less cost of treasury shares                                              352                   258
  Total shareholders' equity                                              3,096                 2,882
  Total liabilities and shareholders' equity                           $ 22,330              $ 20,925

*Common shares outstanding                                             84,399,000            85,497,000

                 See notes to consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Consolidated Statement of Cash Flows (unaudited)
                                  (In millions)
                                                                                  Six Months Ended
                                                                           July 1,              July 2,
                                                                             1995                1994
Cash flows from operating activities:
Net income                                                              $  230                 $ 210
Adjustments  to  reconcile  net  income  to  net  cash  provided  by operating activities:
    Depreciation and amortization                                          204                   198
    Provision for losses on receivables                                     98                    97
    Increase in insurance policy liabilities                               270                   195
    Deferred income taxes                                                   32                    27
    Changes in assets and liabilities excluding those related to the acquisition of a business:
        Increase in commercial and U.S. Government receivables            (65)                 (141)
        Increase in inventories                                           (48)                  (11)
        Additions to insurance policy acquisition costs                  (130)                 (105)
        Increase in other assets                                          (19)                  (13)
        Increase in accounts payable                                        12                    14
        Increase (decrease) in accrued liabilities                       (141)                    73
    Other - net                                                             25                    10
    Net cash provided by operating activities                              468                   554
Cash flows from investing activities:
Purchases of investments                                                 (751)                 (1,233)
Proceeds from disposition of securities:
  Sales of:
    Securities available for sale                                          279                   524
    Securities held to maturity                                              -                    10
  Maturities and calls                                                      96                   386
Proceeds from disposition of other investments                              24                    44
Finance receivables:
  Originated or purchased                                               (3,072)                (2,713)
  Repaid or sold                                                         2,810                 2,422
Cash used in acquisition of a business                                    (40)                     -
Capital expenditures                                                     (133)                 (131)
Other investing activities - net                                          (10)                    41
    Net cash used by investing activities                                (797)                 (650)
Cash flows from financing activities:
Increase (decrease) in short-term debt                                      54                  (64)
Proceeds from issuance of long-term debt                                 1,719                 1,126
Principal payments on long-term debt                                    (1,311)                (936)
Interest-sensitive insurance products:
  Receipts                                                                 163                   128
  Return of account balances                                              (84)                  (60)
Proceeds from exercise of stock options                                     18                     9
Purchases of Textron common stock                                         (93)                     -
Dividends paid                                                            (67)                  (63)
    Net cash provided by financing activities                              399                   140
Effect of foreign exchange rate changes on cash                              1                     1
Net increase in cash                                                        71                    45
Cash at beginning of period                                                 49                    26
Cash at end of period                                                   $  120                 $  71
See notes to consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)


                                  TEXTRON INC.
             Notes to Consolidated Financial Statements (unaudited)


Note 1:   Summary of significant accounting policies

          The financial statements should be read in conjunction with the financial statements included in Textron's Form 10-K for the year ended December 31, 1994. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at July 1, 1995 and December 31, 1994 and its consolidated results of operations for each of the respective three and six month periods ended July 1, 1995 and July 2, 1994 and consolidated cash flows for each of the six month periods ended July 1, 1995 and July 2, 1994. The results of operations for the six months ended July 1, 1995 are not necessarily indicative of results for the full year.

Note 2:   Investments

                                                                         July 1,         December 31,
                                                                          1995               1994
                                                                              (In millions)
          Debt and marketable equity securities
            available for sale, at estimated fair value
            (amortized cost:  $2,857 and $2,610)                      $2,976              $2,511
          Debt securities to be held to maturity, at amortized
            cost (estimated fair value:  $2,731 and $2,294)            2,605               2,470
          Other                                                          334                 313
                                                                      $5,915              $5,294

Note 3:   Finance receivables - net

                                                                         July 1,         December 31,
                                                                          1995               1994
                                                                              (In millions)
          Finance receivables                                         $9,690              $9,084
          Less allowance for credit losses                               261                 250
          Less finance-related insurance reserves and
            claims                                                       229                 251
                                                                      $9,200              $8,583

Note 4:   Inventories

                                                                         July 1,         December 31,
                                                                          1995               1994
                                                                              (In millions)
          Finished goods                                             $ 353                 $  288
          Work in process                                              966                    948
          Raw materials                                                175                    212
                                                                     1,494                  1,448
          Less progress and advance payments                           235                    237
                                                                     $1,259                $1,211

Note 5:   Insurance reserves and claims

                                                                         July 1,         December 31,
                                                                          1995               1994
                                                                              (In millions)
          Paul Revere:
           Future policy benefits                                     $1,258              $1,193
           Unpaid claims and claim expenses                            1,719               1,576
           Other policyholder funds                                    1,843               1,714
          Other                                                          239                 202
                                                                      $5,059              $4,685

Note 6:   Contingencies

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

Note 7:   Financial information by borrowing group

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

Item 1    FINANCIAL STATEMENTS (Continued)
Note 7:   Financial information by borrowing group (continued)

TEXTRON PARENT COMPANY BORROWING GROUP
(unaudited) (In millions)
                                            Three Months Ended                 Six Months Ended
                                         July 1,         July 2,         July 1,          July 2,
Statement of Income                        1995            1994            1995             1994
Revenues                              $1,651            $1,776         $3,205           $3,464
Costs and expenses
Cost of sales                          1,351             1,485          2,629            2,911
Selling and administrative               158               171            315              331
Interest                                  52                55            102              108
  Total costs and expenses             1,561             1,711          3,046            3,350
                                          90                65            159              114
Pretax income of finance and
  insurance subsidiaries                 115               120            231              240
Income before income taxes               205               185            390              354
Income taxes                            (81)              (71)          (154)            (136)
Elimination of minority interest in
  net income of Paul Revere              (3)               (4)            (6)              (8)
Net income                             $ 121             $ 110          $ 230            $ 210

                                                                           July 1,            December 31,
Balance Sheet                                                                1995                 1994
Assets
Cash                                                                    $   89                 $   20
Receivables - net                                                          764                    702
Inventories                                                              1,259                  1,211
Investments in finance and insurance subsidiaries                        2,435                  2,246
Property, plant and equipment - net                                      1,173                  1,146
Goodwill, less accumulated amortization of $213 and $194                 1,216                  1,231
Other assets (including net prepaid income taxes)                        1,236                  1,262
  Total assets                                                          $8,172                 $7,818
Liabilities and shareholders' equity
Accounts payable and accrued liabilities (including income taxes)       $3,206                 $3,354
Debt                                                                     1,870                  1,582
Shareholders' equity                                                     3,096                  2,882
  Total liabilities and shareholders' equity                            $8,172                 $7,818

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 7:   Financial information by borrowing group (continued)

TEXTRON PARENT COMPANY BORROWING GROUP (continued)
(unaudited) (In millions)
                                                                                  Six Months Ended
                                                                           July 1,               July 2,
Statement of Cash Flows                                                      1995                 1994
Cash flows from operating activities:
Net income                                                              $230                   $210
Adjustments to reconcile net income to net cash provided by
operating activities:
    Undistributed earnings of finance and insurance subsidiaries        (73)                   (83)
    Depreciation and amortization                                        109                    120
    Changes in assets and liabilities:
      Increase in receivables                                           (65)                   (125)
      Increase in inventories                                           (48)                   (11)
      Decrease (increase) in other assets                                  5                   (34)
        Increase   (decrease)  in  accounts  payable   and   accrued    (118)                   119
liabilities
    Other - net                                                           59                     29
      Net cash provided by operating activities                           99                    225
Cash flows from investing activities:
Capital expenditures                                                    (121)                  (117)
Other investing activities - net                                        (33)                     41
      Net cash used by investing activities                             (154)                  (76)
Cash flows from financing activities:
Increase (decrease) in short-term debt                                     5                   (20)
Proceeds from issuance of long-term debt                                 630                    462
Principal payments on long-term debt                                    (347)                  (467)
Proceeds from exercise of stock options                                   18                      9
Purchases of Textron common stock                                       (93)                      -
Purchases of Textron common stock from Paul Revere                      (22)                   (25)
Dividends paid                                                          (67)                   (63)
      Net cash provided (used) by financing activities                   124                   (104)
Net increase in cash                                                      69                     45
Cash at beginning of period                                               20                     12
Cash at end of period                                                   $ 89                   $ 57

Item 1    FINANCIAL STATEMENTS (Continued)
Note 7:   Financial information by borrowing group (continued)

FINANCE AND INSURANCE SUBSIDIARIES
(unaudited) (In millions)
                                                 Three Months Ended                   Six Months Ended
                                             June 30,         June 30,         June 30,         June 30,
Statement of Income                            1995             1994             1995             1994
Revenues
Interest, discount and service charges      $ 389            $ 325             $ 768           $ 649
Credit life, credit disability and
  casualty insurance premiums                  82               70               163             133
Non-cancellable disability income, life
  and group insurance premiums                262              233               516             460
Investment income (including net
  realized investment gains)                  118              113               237             219
    Total revenues                            851              741             1,684           1,461
Costs and expenses
Selling and administrative                    222              207               438             408
Interest                                      157              108               309             213
Provision for losses on collection of
  finance receivables, less recoveries         39               37                78              80
Credit life, credit disability and
  casualty insurance losses and
  adjustment expenses, less recoveries         37               31                70              62
Death and other insurance benefits            124              111               243             218
Increase in insurance policy liabilities      124              101               248             188
Amortization of insurance
  policy acquisition costs                     33               26                67              52
    Total costs and expenses                  736              621             1,453           1,221
Income before income taxes                    115              120               231             240
Income taxes                                 (44)             (48)              (90)            (94)
Net income                                     71               72               141             146
Minority interest in net income               (3)              (4)               (6)             (8)
Textron's equity in net income              $  68            $  68             $ 135           $ 138

Item 1.   FINANCIAL STATEMENTS (Continued)

Note 7:   Financial information by borrowing group (continued)

FINANCE AND INSURANCE SUBSIDIARIES
(unaudited) (In millions)
                                                                           June 30,           December 31,
Balance Sheet                                                                1995                 1994
Assets
Cash                                                                    $  31                  $  29
Investments                                                             5,880                  5,265
Finance receivables - net                                               9,238                  8,622
Property, plant and equipment - net                                       108                    107
Insurance policy acquisition costs                                        964                    911
Goodwill, less accumulated amortization of $197 and $187                  278                    281
Other assets                                                              606                    633
    Total assets                                                        $17,105                $15,848
Liabilities and equity
Accounts payable and accrued liabilities (including income
  taxes)                                                                $1,025                 $ 953
Insurance reserves and claims                                           5,059                  4,685
Debt                                                                    8,379                  7,782
Equity:
  Textron                                                               2,435                  2,246
  Minority interest in Paul Revere                                        207                    182
    Total liabilities and equity                                        $17,105                $15,848

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                     Revenues and Income by Business Segment
                                  (In millions)

                                               Three Months Ended                  Six Months Ended
                                           July 1,           July 2,          July 1,           July 2,
                                             1995             1994             1995              1994
REVENUES
MANUFACTURING:
  Aircraft                                $ 635           $ 532             $1,177           $1,040
  Automotive                                398             410               822              811
  Industrial                                353             405               702              739
  Systems and Components                    265             428               504              873
                                          1,651           1,775             3,205            3,463
FINANCIAL SERVICES:
  Finance                                   487             406               962              806
  Paul Revere                               364             335               722              655
                                            851             741             1,684            1,461
Total revenues                            $2,502          $2,516            $4,889           $4,924
INCOME
MANUFACTURING:
  Aircraft                                $  64           $  39             $ 105            $  75
  Automotive                                 36              42                73               78
  Industrial                                 41              41                84               76
  Systems and Components                     23              14                42               26
                                            164             136               304              255
FINANCIAL SERVICES:
  Finance                                    88              83               176              161
  Paul Revere                                27              37                55               79
                                            115             120               231              240
Segment operating income                    279             256               535              495
Corporate expenses and other - net         (22)            (17)              (43)             (34)
Interest expense - net                     (52)            (54)             (102)            (107)
Income before income taxes                $ 205           $ 185             $ 390            $ 354


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Textron Parent Company Borrowing Group: During the six months ended July 1, 1995, the Textron Parent Company Borrowing Group's operating activities provided cash of $99 million versus $225 million during the corresponding period of 1994. The decrease in 1995 was principally due to increased tax payments in 1995 partially offset by increased income in 1995 and a larger increase in receivables in 1994, due primarily to changed payment terms with certain customers. The Group's debt increased by $288 million principally as a result of the excess of cash used for capital expenditures, purchases of Textron common stock and payments of dividends over the $99 million of cash provided by operations. Its ratio of debt to total capital was 38% at July 1, 1995, up from 35% at December 31, 1994.

During the six months ended July 2, 1994, the Group's operating activities provided cash of $225 million versus $164 million during the corresponding period of 1993. The improvement in 1994 was due to increased income and customer deposits, partially offset by higher receivables, due primarily to changed payment terms with certain customers. The Group's ratio of debt to total capital was 41% at July 2, 1994, down from 42% at year end 1993.

The Group's credit facilities not used or reserved as support for outstanding commercial paper or bank borrowings at July 1, 1995 were $685 million. Textron had $236 million available at July 1, 1995 for unsecured debt securities under its shelf registration statement filed with the Securities and Exchange Commission.

In 1994, Textron reactivated its program to purchase up to five million shares of its common stock from time to time in the open market as conditions warrant. In February 1995, Textron announced that it may purchase up to an additional five million shares of its common stock under the program. In June 1995, Textron completed the purchase of the first five million shares under the program. None of the additional shares had been purchased as of July 29, 1995.

Management believes that the Group will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations
- --including dividends received from Textron's finance and insurance operations-- will continue to be more than sufficient to meet its operating needs and to finance growth.

Finance and insurance subsidiaries: The finance and insurance subsidiaries paid dividends of $62 million and $55 million to the Textron Parent Company Borrowing Group during the six month periods ended July 1, 1995 and July 2, 1994, respectively.

In June 1995, Avco Financial Services (AFS) filed a shelf registration statement with the Securities and Exchange Commission, increasing the amount of registered debt available for issuance by $1.5 billion. During the six months ended June 30, 1995, AFS issued $918 million of unsecured debt securities, including $640 million under its shelf registration statements. AFS had $1.7 billion and $465 million available at June 30, 1995 for unsecured debt securities under its shelf registration statements with the Securities and Exchange Commission and Canadian provincial security exchanges, respectively.

During the six months ended June 30, 1995, Textron Financial Corporation (TFC) issued $133 million of medium-term notes under a $500 million medium-term note facility under Rule 144A of the Securities Act of 1933, as amended. TFC had $367 million available under this facility at June 30, 1995.

During the first half of 1995, the finance subsidiaries had $606 million of interest rate exchange agreements go into effect. Of these, $250 million expire in 1996 and had the effect of exchanging the indices used to determine interest expense under certain variable rate borrowings at June 30, 1995 for the purpose of better matching the rate of interest incurred on financing with the rate of interest earned on certain of the finance subsidiaries' variable rate finance receivables. The balance of the agreements, which have a weighted average original term of 2.2 years and expire through 1999, had the effect of fixing the rate of interest at approximately 8.3% on $356 million of variable rate borrowings at June 30, 1995.

Results of Operations - Three months ended July 1, 1995 vs. Three months ended July 2, 1994

Textron reported second quarter 1995 earnings per share of $1.40, up 15% from 1994 earnings per share of $1.22, reflecting higher net income and a decreased number of average shares outstanding. Net income in 1995 of $121 million was up from 1994 net income of $110 million. Revenues were unchanged at $2.5 billion, reflecting the impact of divestitures in 1994. Excluding the revenues of these divested businesses, revenues in the second quarter increased 7% over 1994.

The Aircraft segment's revenues and income increased $103 million (19%) and $25 million (64%), respectively, due to improvements at both Bell Helicopter and Cessna Aircraft. Bell Helicopter's revenues and income increased primarily as a result of higher international aircraft sales and higher revenues under the V-22 engineering and manufacturing development contract. Cessna's income increased due to higher revenues and an improved operating margin. Its higher product development expenses, principally related to two new Citation aircraft models, were essentially offset by lower bid and proposal expenses for the JPATS competition for a new U.S. military trainer. An announcement was made in June 1995 that the JPATS contract would be awarded to a competitor. The award is the subject of pending protests filed by Textron and Rockwell International with the U.S. General Accounting Office.

The Automotive segment's revenues and income decreased $12 million (3%) and $6 million (14%), respectively, due to lower automotive production and higher start-up costs related to the launch of new products and facilities.

The Industrial segment's revenues decreased $52 million (13%) and income equaled last year's level, both reflecting the divestiture of the Homelite division in August 1994. Excluding the impact of Homelite, revenues increased 9% and income increased 19%, primarily due to higher sales in the fasteners and contractor tool businesses.

The Systems and Components segment's revenues decreased $163 million (38%), while income increased $9 million (64%). The decrease in revenues was due primarily to the divestiture of the Textron Lycoming Turbine Engine division in October 1994 and to reduced shipments on certain U.S. Government contracts and commercial aerospace contracts at other divisions. Income for 1994 reflected charges related to certain valuation adjustments at the Textron Lycoming Turbine Engine division.

The Finance segment's revenues increased $81 million (20%), while income increased $5 million (6%). AFS' revenues increased, due primarily to (a) a higher level of finance receivables outstanding, (b) an increase in earned insurance premiums, and (c) an increase in investment income, due to improving yields and a higher level of invested assets, partially offset by a decline in yields on finance receivables, reflecting an increase in lower yielding retail installment contracts. Its income increased due to those factors, partially offset by an increase in the average cost of borrowed funds. Revenues at TFC increased, due to a higher level of finance receivables outstanding and higher yields on finance receivables, reflecting the higher interest rate environment, partially offset by lower fee income. Its income equaled last year's level as the benefit of the higher revenues was offset by an increase in the average cost of borrowed funds.

Paul Revere's revenues increased $29 million (9%), due to continued premium growth in its individual disability insurance and group insurance lines of business and higher net investment income, partially offset by lower realized investment gains. Its income decreased $10 million (27%), primarily as a result of a higher individual disability insurance benefit ratio and lower realized investment gains ($3 million in 1995 vs. $11 million in 1994), partially offset by a lower benefit ratio in the group disability insurance line of business, increased premium volume, and improved expense ratios across all lines of business. The higher benefit ratio in the individual disability insurance business was the result of adverse claims experience from the block of policies issued between 1985 and 1989, especially in Florida and California. In addition, business issued to physicians has performed below expectations. The benefit ratio in the second quarter of 1995 was 87.2%, up from 81.2% in the second quarter of 1994, although it improved from 89.4% in the first quarter of 1995. Paul Revere continued its program to improve operating results through new products, pricing and underwriting adjustments, and continued emphasis on claims management. Paul Revere continues to expect a gradual improvement in the individual disability insurance benefit ratio throughout 1995.

Corporate expenses and other - net for the three months ended July 1, 1995 were higher than the corresponding level in 1994, as a result of (a) increased compensation  expense  resulting  from  appreciation  in  the  market  value  of
Textron's common stock and (b) foreign exchange losses in 1995 compared to foreign exchange gains in 1994. Lower interest expense of the Textron Parent Company Borrowing Group reflected a lower level of average borrowing, partially offset by an increased average cost of borrowing. The quarter's results reflected a slightly higher effective income tax rate than the corresponding prior year rate.

Results of Operations - Six months ended July 1, 1995 vs. Six months ended July 2, 1994

Earnings per share for the first half of 1995 were $2.65, up 14% from the $2.32 reported for the corresponding period in 1994, reflecting higher net income and a decreased number of average shares outstanding. Net income in 1995 was $230 million, up from $210 million for 1994. Revenues were unchanged at $4.9 billion, reflecting the impact of divestitures in 1994. Excluding the revenues of these divested businesses, revenues in the first half increased 8% over 1994.

The Aircraft segment's revenues and income increased $137 million (13%) and $30 million (40%), respectively, due to improvements at both Bell Helicopter and Cessna Aircraft. Bell Helicopter's revenues increased primarily as a result of higher revenues under the V-22 engineering and manufacturing development contract and higher international aircraft and commercial spare parts sales, partially offset by lower foreign military aircraft sales. Bell's income increased as a result of the higher revenues, partially offset by increased product development expenses related to new helicopter models. Cessna's income increased due to higher revenues and an improved operating margin. Its higher product development expenses, principally related to two new Citation aircraft models, were essentially offset by lower bid and proposal expenses for the JPATS competition for a new U.S. military trainer.

The Automotive segment's revenues increased $11 million (1%), while income decreased $5 million (6%), due to higher start-up costs related to the launch of new products and facilities.

The Industrial segment's revenues decreased $37 million (5%), while income increased $8 million (11%). Excluding the impact of the 1994 divestiture of the Homelite division, revenues and income increased 20% and 28%, respectively, as a result of higher fasteners sales (including Avdel's results for six months in 1995 compared with three months in 1994) and increased contractor tool sales.

The Systems and Components segment's revenues decreased $369 million (42%), while income increased $16 million (62%). The decrease in revenues was due to the divestiture of the Textron Lycoming Turbine Engine division in October 1994 and to reduced shipments on certain U.S. Government contracts and commercial aerospace contracts at other divisions. Income for 1994 reflected provisions for the consolidation of certain manufacturing operations and legal matters and charges related to certain valuation adjustments at the Textron Lycoming Turbine Engine division.

The Finance segment's revenues increased $156 million (19%), while income increased $15 million (9%). AFS' revenues increased, due primarily to (a) a higher level of finance receivables outstanding, (b) an increase in earned insurance premiums, and (c) an increase in investment income, due to improving yields and a higher level of invested assets, partially offset by (d) a decline in yields on finance receivables, reflecting an increase in lower yielding retail installment contracts. Its income increased due to those factors and to a decrease in insurance losses in both finance-related and nonfinance-related insurance operations, partially offset by (a) an increase in the average cost of borrowed funds and (b) an increase in contingent insurance commissions in the nonfinance-related insurance lines, due primarily to improved loss experience. Revenues at TFC increased, due to a higher level of finance receivables outstanding and higher yields on finance receivables, reflecting the higher interest rate environment, partially offset by higher leveraged lease income in 1994 and lower fee income in 1995. Its income increased due to those factors and a decrease in loan loss provisions, reflecting an improvement in equipment portfolios and a stabilization of nonperforming real estate loans, partially offset by an increase in the average cost of borrowed funds.

Paul Revere's revenues increased $67 million (10%), due to continued premium growth in its individual disability insurance and group insurance lines of business and higher net investment income, partially offset by lower realized investment gains. Its income decreased $24 million (30%), primarily as a result of a higher individual disability insurance benefit ratio and lower realized investment gains ($10 million in 1995 vs. $16 million in 1994), partially offset by a lower benefit ratio in the group disability insurance line of business, increased premium volume, and improved expense ratios across all lines of business. The higher benefit ratio (88.3% vs. 78.4%) in the individual disability insurance business was the result of adverse claims experience from the block of policies issued between 1985 and 1989, especially in Florida and California. In addition, business issued to physicians has performed below expectations.

Corporate expenses and other - net for the first half of 1995 were higher than the corresponding level in 1994, as a result of (a) increased compensation expense resulting from appreciation in the market value of Textron's common stock and (b) foreign exchange losses in 1995 compared to foreign exchange gains in 1994. Lower interest expense of the Textron Parent Company Borrowing Group reflected a lower level of average borrowing, partially offset by an increased average cost of borrowing. The first half results reflected a slightly higher effective income tax rate than the corresponding prior year rate.



                          PART II.   OTHER INFORMATION



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At Textron's annual meeting of shareholders held on April 26, 1995, the following items were voted upon:

        1. The following persons were elected to serve as directors in Class II for three year terms expiring in 1998 and received the votes listed. There were no abstentions or broker non-votes applicable to the election of directors:

                     Name                   For             Withheld

            James F. Hardymon         76,744,461             849,156
            Barbara Scott Preiskel    76,611,423             982,194
            Thomas B. Wheeler         76,769,261             824,356

              The following directors have terms of office which continued after the meeting: H. Jesse Arnelle, Lewis B. Campbell, R. Stuart Dickson, B. F. Dolan, John D. Macomber, Sam F. Segnar, Jean Head Sisco, John W. Snow and Martin D. Walker.

        2. The appointment of Ernst & Young LLP as Textron's independent auditors for 1995 was ratified by the following vote:

                For        Against      Abstain     Broker Non-Votes

             76,798,049    446,795      348,773          0


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             12.1Computation of ratio of income to fixed charges of the Textron
                 Parent Company Borrowing Group.

             12.2Computation of ratio of income to fixed charges of Textron Inc.
                 including all majority-owned subsidiaries.

             27  Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the second quarter ended July 1, 1995.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TEXTRON INC.

Date:  August 11, 1995              s/W. P. Janovitz
                                LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:



                             Name of Exhibit

12.1 Computation of ratio of income to fixed charges of the Textron Parent Company Borrowing Group

12.2 Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

27     Financial Data Schedule