Form 10-Q
period 1995-09-30
TEXTRON INC
filed 1995-11-13
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                 _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934
    For the fiscal quarter ended September 30, 1995
    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES AND  EXCHANGE ACT OF 1934

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


                                                  Yes  X   No



        Common stock outstanding at October 28, 1995 - 84,821,000 shares


                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                  TEXTRON INC.
                  Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)

                                             Three months ended                  Nine months ended
                                      September 30,      October 1,      September 30,      October 1,
                                           1995             1994             1995              1994
Revenues
Sales                                  $ 1,558         $ 1,621           $  4,763        $  5,084
Interest, discount and service
  charges                                  397             332              1,165             981
Insurance premiums                         357             315              1,036             908
Investment income (including net
  realized investment gains)               113             113                350             333
    Total revenues                       2,425           2,381              7,314           7,306
Costs and expenses
Cost of sales                            1,276           1,330              3,905           4,241
Selling and administrative                 384             376              1,137           1,115
Interest                                   198             168                609             489
Provision for losses on collection
  of finance receivables, less
  recoveries                                42              37                120             117
Insurance benefits and increase in
  policy liabilities                       283             256                844             724
Amortization of insurance policy
  acquisition costs                         34              29                101              81
    Total costs and expenses             2,217           2,196              6,716           6,767
Income before income taxes                 208             185                598             539
Income taxes                              (82)            (71)              (236)           (207)
Elimination of minority interest in
  net income of Paul Revere                (4)             (3)               (10)            (11)
Net income                             $   122         $   111           $    352        $    321
Net income per common share            $   1.41         $    1.23         $    4.05       $    3.54
Average shares outstanding*            86,692,000      90,577,000        86,857,000      90,567,000
Dividends per share:
  $2.08 Preferred stock, Series A         $ .52           $ .52             $1.56           $1.56
  $1.40 Preferred stock, Series B         $ .35           $ .35             $1.05           $1.05
  Common stock                            $ .39           $ .35             $1.17           $1.05

* Average shares outstanding assume full conversion of preferred stock and exercise of options.
See notes to consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                     Consolidated Balance Sheet (unaudited)
                                  (In millions)

                                                                          September 30,           December 31,
                                                                             1995                   1994
Assets
Cash                                                                   $     78              $     49
Investments                                                               5,626                 5,294
Receivables - net:
  Finance                                                                 9,438                 8,583
  Commercial and U.S. Government                                            787                   702
                                                                         10,225                 9,285
Inventories                                                               1,244                 1,211
Property, plant and equipment, less accumulated
  depreciation of $1,646 and $1,450                                       1,288                 1,253
Insurance policy acquisition costs                                          998                   911
Goodwill, less accumulated amortization of $424 and
  $381                                                                    1,480                 1,512
Other assets (including net prepaid income taxes)                         1,773                 1,410
Total assets                                                           $ 22,712              $ 20,925
Liabilities and shareholders' equity
Liabilities
Accounts payable                                                       $    651              $    619
Accrued postretirement benefits other than pensions                         945                   951
Other accrued liabilities (including income taxes)                        2,534                 2,424
Insurance reserves and claims                                             5,151                 4,685
Debt:
  Textron Parent Company Borrowing Group                                  1,669                 1,582
  Finance and insurance subsidiaries                                      8,536                 7,782
                                                                         10,205                 9,364
  Total liabilities                                                      19,486                18,043
Shareholders' equity
Capital stock:
  Preferred stock                                                            15                    16
  Common stock*                                                              12                    12
Capital surplus                                                             738                   702
Retained earnings                                                         2,771                 2,518
Other                                                                        42                 (108)
                                                                          3,578                 3,140
  Less cost of treasury shares                                              352                   258
  Total shareholders' equity                                              3,226                 2,882
  Total liabilities and shareholders' equity                           $ 22,712              $ 20,925

*Common shares outstanding                                             84,761,000            85,497,000

                 See notes to consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Consolidated Statement of Cash Flows (unaudited)
                                  (In millions)
                                                                                  Nine Months Ended
                                                                        September 30,            October 1,
                                                                             1995                   1994
Cash flows from operating activities:
Net income                                                              $  352                 $ 321
Adjustments  to  reconcile  net  income  to  net  cash  provided  by operating activities:
    Depreciation and amortization                                          308                   303
    Provision for losses on receivables                                    151                   144
    Increase in insurance policy liabilities                               409                   305
    Deferred income taxes                                                   61                    39
    Changes in assets and liabilities excluding those related to acquisitions and divestitures:
        Increase in commercial and U.S. Government receivables            (89)                 (173)
        Decrease (increase) in inventories                                (32)                    27
        Additions to insurance policy acquisition costs                  (196)                 (166)
        Decrease (increase) in other assets                                 17                  (43)
        Increase in accounts payable                                        33                    12
        Increase (decrease) in accrued liabilities                       (101)                    95
        Increase in unearned insurance premiums and reserves for
          insurance losses and adjustment expenses                         43                     18
    Other - net                                                            (2)                     7
    Net cash provided by operating activities                              954                   889
Cash flows from investing activities:
Purchases of investments                                                (1,258)                (1,696)
Proceeds from disposition of securities:
  Sales of:
    Securities available for sale                                          627                   737
    Securities held to maturity                                              9                    10
  Maturities and calls                                                     167                   490
Proceeds from disposition of other investments                              29                    53
Finance receivables:
  Originated or purchased                                               (4,703)                (4,246)
  Repaid or sold                                                         4,173                 3,635
Cash used in acquisition of business                                      (40)                     -
Net proceeds from sale of business                                           -                   118
Capital expenditures                                                     (197)                 (198)
Other investing activities - net                                            15                    43
    Net cash used by investing activities                               (1,178)                (1,054)
Cash flows from financing activities:
Decrease in short-term debt                                               (46)                  (33)
Proceeds from issuance of long-term debt                                 2,347                 1,854
Principal payments on long-term debt                                    (1,927)                (1,619)
Interest-sensitive insurance products:
  Receipts                                                                 231                   198
  Return of account balances                                             (193)                  (92)
Proceeds from exercise of stock options                                     32                    11
Purchases of Textron common stock                                         (93)                     -
Dividends paid                                                           (100)                  (94)
    Net cash provided by financing activities                              251                   225
Effect of foreign exchange rate changes on cash                              2                     1
Net increase in cash                                                        29                    61
Cash at beginning of period                                                 49                    26
Cash at end of period                                                   $   78                 $  87
See notes to consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
             Notes to Consolidated Financial Statements (unaudited)


Note 1:   Summary of significant accounting policies

          The financial statements should be read in conjunction with the financial statements included in Textron's Form 10-K for the year ended December 31, 1994. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at September 30, 1995 and December 31, 1994 and its consolidated results of operations for each of the respective three and nine month periods ended September 30, 1995 and October 1, 1994 and consolidated cash flows for each of the nine month periods ended September 30, 1995 and October 1, 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of results for the full year.

Note 2:   Acquisition

          In October 1995, Textron acquired Elco Industries, Inc., a manufacturer and distributor of fastening products and systems, for an aggregate cost of approximately $230 million ($180 million paid in cash, plus debt of Elco and expenses).

Note 3:   Investments

                                                                      September 30,      December 31,
                                                                          1995               1994
                                                                              (In millions)
          Debt and marketable equity securities
            available for sale, at estimated fair value
            (amortized cost:  $2,512 and $2,610)                      $2,640              $2,511
          Debt securities to be held to maturity, at amortized
            cost (estimated fair value:  $2,758 and $2,294)           2,606               2,470
          Other                                                         380                 313
                                                                      $5,626              $5,294

          In the third quarter of 1995, an investment in the held to maturity category with an amortized cost of $8 million was sold due to a significant deterioration in the issuer's creditworthiness.

Note 4:   Finance receivables - net

                                                                      September 30,      December 31,
                                                                          1995               1994
                                                                              (In millions)
          Finance receivables                                         $9,971              $9,084
          Less allowance for credit losses                              272                 250
          Less finance-related insurance reserves and
            claims                                                      261                 251
                                                                      $9,438              $8,583

Note 5:   Inventories

                                                                      September 30,      December 31,
                                                                          1995               1994
                                                                              (In millions)
          Finished goods                                              $ 370                $288
          Work in process                                               901                 948
          Raw materials                                                 192                 212
                                                                      1,463                1,448
          Less progress and advance payments                            219                 237
                                                                      $1,244               $1,211

Note 6:   Insurance reserves and claims

                                                                      September 30,      December 31,
                                                                          1995               1994
                                                                              (In millions)
          Paul Revere:
           Future policy benefits                                     $1,289              $1,193
           Unpaid claims and claim expenses                           1,794               1,576
           Other policyholder funds                                   1,833               1,714
          Other                                                         235                 202
                                                                      $5,151              $4,685

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

Item 1    FINANCIAL STATEMENTS (Continued)
Note 8:   Financial information by borrowing group (continued)

TEXTRON PARENT COMPANY BORROWING GROUP
(unaudited) (In millions)
                                                 Three Months Ended                   Nine Months Ended
                                          September 30,      October 1,      September 30,       October 1,
Statement of Income                            1995             1994             1995               1994
Revenues                                    $1,558           $1,622            $4,763          $5,086
Costs and expenses
Cost of sales                               1,276            1,330             3,905           4,241
Selling and administrative                    159              169               474             500
Interest                                       46               52               148             160
  Total costs and expenses                  1,481            1,551             4,527           4,901
                                               77               71               236             185
Pretax income of finance and insurance
  subsidiaries                                131              114               362             354
Income before income taxes                    208              185               598             539
Income taxes                                 (82)             (71)             (236)           (207)
Elimination of minority interest in net
  income of Paul Revere                       (4)              (3)              (10)            (11)
Net income                                  $ 122            $ 111             $ 352           $ 321

                                                                        September 30,           December 31,
Balance Sheet                                                                1995                   1994
Assets
Cash                                                                    $  57                  $  20
Receivables - net                                                         787                    702
Inventories                                                             1,244                  1,211
Investments in finance and insurance subsidiaries                       2,506                  2,246
Property, plant and equipment - net                                     1,181                  1,146
Goodwill, less accumulated amortization of $222 and $194                1,207                  1,231
Other assets (including net prepaid income taxes)                       1,200                  1,262
  Total assets                                                          $8,182                 $7,818
Liabilities and shareholders' equity
Accounts payable and accrued liabilities (including income taxes)       $3,287                 $3,354
Debt                                                                    1,669                  1,582
Shareholders' equity                                                    3,226                  2,882
  Total liabilities and shareholders' equity                            $8,182                 $7,818

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 8:   Financial information by borrowing group (continued)

TEXTRON PARENT COMPANY BORROWING GROUP (continued)
(unaudited) (In millions)
                                                                                       Nine Months Ended
                                                                             September 30,            October 1,
Statement of Cash Flows                                                           1995                   1994
Cash flows from operating activities:
Net income                                                                   $352                   $321
Adjustments to reconcile net income to net cash provided by operating activities:
    Undistributed earnings of finance and insurance subsidiaries             (117)                  (121)
    Depreciation and amortization                                             165                    182
    Deferred income taxes                                                      24                      8
    Changes in assets and liabilities excluding those
       related to acquisitions and divestitures:
        Increase in receivables                                              (89)                   (156)
        Decrease (increase) in inventories                                   (32)                     27
        Decrease (increase) in other assets                                    41                   (82)
        Increase (decrease) in accounts payable and accrued liabilities      (64)                    148
    Other - net                                                                46                     30
      Net cash provided by operating activities                               326                    357
Cash flows from investing activities:
Net proceeds from sale of business                                              -                    118
Capital expenditures                                                         (180)                  (176)
Other investing activities - net                                             (13)                     43
      Net cash used by investing activities                                  (193)                  (15)
Cash flows from financing activities:
Decrease in short-term debt                                                   (1)                   (31)
Proceeds from issuance of long-term debt                                      810                    560
Principal payments on long-term debt                                         (722)                  (714)
Proceeds from exercise of stock options                                        32                     11
Purchases of Textron common stock                                            (93)                      -
Purchases of Textron common stock from Paul Revere                           (22)                   (25)
Dividends paid                                                               (100)                  (94)
      Net cash used by financing activities                                  (96)                   (293)
Effect of foreign exchange rates on cash                                        -                      2
Net increase in cash                                                           37                     51
Cash at beginning of period                                                    20                     12
Cash at end of period                                                        $ 57                   $ 63

Item 1    FINANCIAL STATEMENTS (Continued)
Note 8:   Financial information by borrowing group (continued)

FINANCE AND INSURANCE SUBSIDIARIES
(unaudited) (In millions)
                                                 Three Months Ended                  Nine Months Ended
                                          September 30,     September 30,    September 30,     September 30,
Statement of Income                            1995             1994             1995               1994
Revenues
Interest, discount and service charges      $ 397            $ 332             $1,165          $ 981
Credit life, credit disability and
  casualty insurance premiums                  87               75               250             208
Non-cancellable disability income, life
  and group insurance premiums                270              240               786             700
Investment income (including net
  realized investment gains)                  113              112               350             331
    Total revenues                            867              759             2,551           2,220
Costs and expenses
Selling and administrative                    225              207               663             615
Interest                                      152              116               461             329
Provision for losses on collection of
  finance receivables, less recoveries         42               37               120             117
Credit life, credit disability and
  casualty insurance losses and
  adjustment expenses, less recoveries         39               33               109              95
Death and other insurance benefits            112              114               355             332
Increase in insurance policy liabilities      132              109               380             297
Amortization of insurance policy
  acquisition costs                            34               29               101              81
    Total costs and expenses                  736              645             2,189           1,866
Income before income taxes                    131              114               362             354
Income taxes                                 (51)             (44)             (141)           (138)
Net income                                     80               70               221             216
Minority interest in net income               (4)              (3)              (10)            (11)
Textron's equity in net income              $  76            $  67             $ 211           $ 205

Item 1.   FINANCIAL STATEMENTS (Continued)

Note 8:   Financial information by borrowing group (continued)

FINANCE AND INSURANCE SUBSIDIARIES
(unaudited) (In millions)
                                                                        September 30,           December 31,
Balance Sheet                                                                1995                   1994
Assets
Cash                                                                    $   21                 $  29
Investments                                                              5,589*                 5,265
Finance receivables - net                                                9,472                 8,622
Property, plant and equipment - net                                        107                   107
Insurance policy acquisition costs                                         998                   911
Goodwill, less accumulated amortization of $202 and $187                   273                   281
Other assets                                                             1,206*                   633
    Total assets                                                        $17,666                $15,848
Liabilities and equity
Accounts payable and accrued liabilities (including income
  taxes)                                                                $1,260                 $ 953
Insurance reserves and claims                                            5,151                 4,685
Debt                                                                     8,536                 7,782
Equity:
  Textron                                                                2,506                 2,246
  Minority interest in Paul Revere                                         213                   182
    Total liabilities and equity                                        $17,666                $15,848





* In the third quarter of 1995, Paul Revere transferred $561 million of investments into a trust fund in connection with a reinsurance transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                     Revenues and Income by Business Segment
                                  (In millions)
                                            Three Months Ended                  Nine Months Ended
                                     September 30,      October 1,      September 30,       October 1,
                                          1995             1994             1995               1994
REVENUES
MANUFACTURING:
  Aircraft                             $ 609            $ 549             $1,786          $1,589
  Automotive                             349              341             1,171           1,152
  Industrial                             324              339             1,026           1,078
  Systems and Components                 276              392               780           1,265
                                       1,558            1,621             4,763           5,084
FINANCIAL SERVICES:
  Finance                                499              421             1,461           1,227
  Paul Revere                            368              338             1,090             993
                                         867              759             2,551           2,220
Total revenues                         $2,425           $2,380            $7,314          $7,304
INCOME
MANUFACTURING:
  Aircraft                             $  66            $  56             $ 171           $ 131
  Automotive                              26               23                99             101
  Industrial                              36               37               120             113
  Systems and Components                  24               30                66              56
                                         152              146               456             401
FINANCIAL SERVICES:
  Finance                                 96               86               272             247
  Paul Revere                             35               28                90             107
                                         131              114               362             354
Segment operating income                 283              260               818             755
Corporate expenses and other - net      (29)            (24)*              (72)           (58)*
Interest expense - net                  (46)             (51)             (148)           (158)
Income before income taxes             $ 208            $ 185             $ 598           $ 539



* Includes a pretax charge of $9 million related to the early redemption of debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Textron Parent Company Borrowing Group: During the nine months ended September 30, 1995, the Textron Parent Company Borrowing Group's operating activities provided cash of $326 million versus $357 million during the corresponding period of 1994, the detail of which is presented on page 9. Cash outflows for 1995 were affected by an increase in receivables and inventory due principally to increased business and a decrease in accrued liabilities due to increased tax payments, partially offset by reductions of cash value of company-owned life insurance (approximately $90 million). The group's debt increased by $87 million principally as a result of cash used for capital expenditures, purchases of Textron common stock and payments of dividends over the $326 million of cash provided by operations. Its ratio of debt to total capital was 34% at September 30, 1995, down from 35% at December 31, 1994.

During the nine months ended October 1, 1994, the Group's operating activities provided cash of $357 million up from $299 million during the corresponding period of 1993. The improvement was due to (a) increased income, (b) higher payables due primarily to the timing of dividend payments in 1994 and (c) increased customer deposits, partially offset by higher receivables, due primarily to changed payment terms with certain customers. The Group's debt decreased by $174 million principally as a result of cash provided by operations and the proceeds from the sale of Homelite. Its ratio of debt to total capital was 38% at October 1, 1994, down from 42% at year end 1993.

The Group's credit facilities not used or reserved as support for outstanding commercial paper or bank borrowings at September 30, 1995 were $827 million. Textron had $211 million available at September 30, 1995 for unsecured debt securities under its shelf registration statement filed with the Securities and Exchange Commission. In October 1995, Textron filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to an additional aggregate amount of $800 million of (a) debt issuable by Textron and (b) preferred securities issuable by entities formed by Textron as to which Textron would provide certain guarantees.

In 1994, Textron reactivated its program to purchase up to five million shares of its common stock from time to time in the open market as conditions warrant. In February 1995, Textron announced that it may purchase up to an additional five million shares of its common stock under the program. In June 1995, Textron completed the purchase of the first five million shares under the program. No additional shares had been purchased as of October 28, 1995.

Management believes that the Group will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations --including dividends received from Textron's finance and insurance operations-- will continue to be more than sufficient to meet its operating needs and to finance growth.

Finance and insurance subsidiaries: The finance and insurance subsidiaries paid dividends of $94 million and $84 million to the Textron Parent Company Borrowing Group during the nine month periods ended September 30, 1995 and October 1, 1994, respectively.

In June 1995, Avco Financial Services (AFS) filed a shelf registration statement with the Securities and Exchange Commission, increasing the amount of registered debt available for issuance by $1.5 billion. During the nine months ended September 30, 1995, AFS issued $1.2 billion of unsecured debt securities, including $892 million under its shelf registration statements. AFS had $1.5 billion and $423 million available at September 30, 1995 for unsecured debt securities under its shelf registration statements with the Securities and Exchange Commission and Canadian provincial security exchanges, respectively.

During  the  nine months ended September 30, 1995, Textron Financial Corporation
(TFC) issued $133 million of medium-term notes under a $500 million medium-term note facility under Rule 144A of the Securities Act of 1933, as amended. TFC had $367 million available under this facility at September 30, 1995.

During the nine months ended September 30, 1995, the finance subsidiaries had $727 million of interest rate exchange agreements go into effect. Of these, $250 million expire in 1996 and had the effect of exchanging the indices used to determine interest expense under certain variable rate borrowings at September 30, 1995 for the purpose of better matching the rate of interest incurred on financing with the rate of interest earned on certain of their variable rate finance receivables. The balance of the agreements, which have a weighted average original term of 2.4 years and expire through 1999, had the effect of fixing the rate of interest at approximately 8.1% on $477 million of variable rate borrowings at September 30, 1995.

Results of Operations - Three months ended September 30, 1995 vs. Three months ended October 1, 1994

Textron reported 1995 third quarter earnings per share of $1.41, up 15% from 1994 earnings per share of $1.23, reflecting higher net income and a decreased number of average shares outstanding. Net income in 1995 of $122 million was up from 1994 net income of $111 million. Revenues were unchanged at $2.4 billion, reflecting the impact of divestitures in 1994. Excluding the revenues of these divested businesses, revenues in the third quarter increased 9% over 1994.

The Aircraft segment's revenues and income increased $60 million (11%) and $10 million (18%), respectively, due to improvements at both Bell Helicopter and Cessna Aircraft. Bell Helicopter's revenues and income increased primarily as a result of higher international aircraft sales and higher revenues under the V-22 engineering and manufacturing development contract. Cessna's revenues and income increased due to stronger aircraft deliveries. Cessna's operating margin improved despite higher product development expenses related to two new Citation aircraft models. An announcement was made in June 1995 that the JPATS contract for a new U.S. military trainer would be awarded to a competitor. The award is the subject of pending protests filed by Textron and Rockwell International with the U.S. General Accounting Office.

The Automotive segment's revenues and income increased $8 million (2%) and $3 million (13%), respectively, despite lower automotive production in North America, as a result of increased production of models which have Textron content.

The Industrial segment's revenues decreased $15 million (4%) and income approximated last year's level, both reflecting the divestiture of the Homelite division in August 1994. Excluding the impact of Homelite, revenues increased 6% and income increased 11%, primarily due to higher sales in the fastening systems and contractor tool businesses.

The Systems and Components segment's revenues decreased $116 million (30%) and income decreased $6 million (20%). The decrease in revenues and income was due primarily to the divestiture of the Textron Lycoming Turbine Engine division in October 1994 and to reduced shipments on certain commercial aerospace contracts at other divisions.

The Finance segment's revenues increased $78 million (19%), while income increased $10 million (12%). AFS' revenues increased, due primarily to (a) a higher  level  of  finance receivables outstanding, (b) an  increase  in  earned insurance premiums, and (c) an increase in investment income, due to higher yields and a higher level of invested assets, partially offset by a decline in yields on finance receivables, reflecting an increase in the level of retail installment contracts outstanding. Its income increased due to those factors, partially offset by an increase in the average cost of borrowed funds. Revenues at TFC increased, due to a higher level of finance receivables outstanding and higher yields on finance receivables, reflecting the higher interest rate environment. Its income increased as the benefit of the higher revenues was partially offset by an increase in the average cost of borrowed funds.

Paul Revere's revenues increased $30 million (9%), due to continued premium growth in its individual disability insurance and group insurance lines of business, partially offset by reduced net investment income, attributable to the transfer of investments in connection with a reinsurance transaction completed in the third quarter. Its income increased $7 million (25%), primarily as a result of the higher premium revenues and improved expense ratios across all business lines. The individual disability insurance benefit ratio improved in the third quarter of 1995 to 83.5%, from 85.3% in the third quarter of 1994 and 87.2% in the second quarter of 1995, due primarily to the reinsurance transaction. Without this transaction, the benefit ratio for the quarter would have been 87.5% as higher claims in the excess risk reinsurance line more than offset an improved benefit ratio in the core individual disability insurance line of business.

Corporate expenses and other - net for the three months ended September 30, 1995 were higher than the corresponding level in 1994, as a result of (a) increased compensation expense due to appreciation in the market value of Textron's common stock and (b) expenses related to acquisition activities, partially offset by a pretax charge in 1994 related to the early redemption of debt. Lower interest expense of the Textron Parent Company Borrowing Group primarily reflected a lower level of average borrowing. The quarter's results reflected a slightly higher effective income tax rate than the corresponding prior year rate.

Results of Operations - Nine months ended September 30, 1995 vs. Nine months ended October 1, 1994

Earnings per share for the first nine months of 1995 were $4.05, up 14% from the $3.54 reported for the corresponding period in 1994, reflecting higher net income and a decreased number of average shares outstanding. Net income in 1995 was $352 million, up from $321 million for 1994. Revenues were unchanged at $7.3 billion, reflecting the impact of divestitures in 1994. Excluding the revenues of these divested businesses, revenues for the first nine months increased 9% over 1994.

The Aircraft segment's revenues and income increased $197 million (12%) and $40 million (30%), respectively, due to improvements at both Bell Helicopter and Cessna Aircraft. Bell Helicopter's revenues increased primarily as a result of higher international aircraft sales and higher revenues under the V-22 engineering and manufacturing development contract, partially offset by lower foreign military aircraft sales. Bell's income increased as a result of the higher revenues, partially offset by increased product development expenses related to new helicopter models. Cessna's income increased due to higher revenues, an improved operating margin and lower bid and proposal expenses for the JPATS competition for a new U.S. military trainer, partially offset by higher product development expenses, principally related to two new Citation aircraft models.

The Automotive segment's revenues increased $19 million (2%), while income decreased $2 million (2%), due to higher start-up costs related to the launch of new products and facilities.

The Industrial segment's revenues decreased $52 million (5%), while income increased $7 million (6%). Excluding the impact of the 1994 divestiture of the Homelite division, revenues and income increased 15% and 23%, respectively, as a result of higher fastening systems sales (including Avdel's results for nine months in 1995 compared with six months in 1994) and increased contractor tool sales.

The Systems and Components segment's revenues decreased $485 million (38%), while income increased $10 million (18%). The decrease in revenues was due to the divestiture of the Textron Lycoming Turbine Engine division in October 1994 and to reduced shipments on certain U.S. Government contracts and commercial aerospace contracts at other divisions. Income for 1994 reflected provisions for the consolidation of certain manufacturing operations and legal matters and charges related to certain valuation adjustments at the Textron Lycoming Turbine Engine division. Excluding Lycoming Turbine Engine and these provisions from 1994, income decreased 11%, due primarily to lower revenues.

The Finance segment's revenues increased $234 million (19%), while income increased $25 million (10%). AFS' revenues increased, due primarily to (a) a higher level of finance receivables outstanding, (b) an increase in earned insurance premiums, and (c) an increase in investment income, due to higher yields and a higher level of invested assets, partially offset by a decline in yields on finance receivables, reflecting an increase in the level of retail installment contracts outstanding. Its income increased due to those factors, a decrease in insurance losses and a decrease in the operating expense ratio, partially offset by an increase in the average cost of borrowed funds. Revenues at TFC increased, due to a higher level of finance receivables outstanding and higher yields on finance receivables, reflecting the higher interest rate environment, partially offset by higher leveraged lease income in 1994 and lower fee income in 1995. Its income increased due to those factors and a decrease in loan loss provisions, reflecting an improvement in equipment portfolios and a stabilization of nonperforming real estate loans, partially offset by an increase in the average cost of borrowed funds.

Paul Revere's revenues increased $97 million (10%), due to continued premium growth in its individual disability insurance and group insurance lines of business and higher net investment income despite the reinsurance transaction described above, partially offset by lower net realized investment gains. Its income decreased $17 million (16%), primarily as a result of a higher individual disability insurance benefit ratio and lower net realized investment gains ($17 million in 1995 vs. $22 million in 1994), partially offset by a lower benefit ratio in the group disability insurance line of business, increased premium volume, and improved expense ratios across all lines of business. The higher benefit ratio (86.6% vs. 80.8%) in the individual disability insurance business was the result of adverse claims experience from the block of policies issued between 1985 and 1989, especially in Florida and California, partially offset by the favorable impact on the benefit ratio of a reinsurance transaction in the third quarter of 1995. The ratio would have been 88.0% without this transaction. In addition, business issued to physicians has performed below expectations.

Corporate expenses and other - net for the nine months ended September 30, 1995 were higher than the corresponding level in 1994, primarily as a result of (a) increased compensation expense due to appreciation in the market value of Textron's common stock and (b) foreign exchange losses in 1995, partially offset by a pretax charge in 1994 related to the early redemption of debt. Lower interest expense of the Textron Parent Company Borrowing Group reflected a lower level of average borrowing, partially offset by an increased average cost of borrowing. Results for the nine months ended September 30, 1995 reflected a slightly higher effective income tax rate than the corresponding prior year rate.

                          PART II.   OTHER INFORMATION


Item 5. OTHER INFORMATION

        On September 27, 1995, Textron's Board of Directors approved the renewal of Textron's existing Shareholder Rights Plan by adopting a Renewed Rights Agreement between the Company and First Chicago Trust Company of New York, as rights agent (the "Renewed Rights Agreement"). Pursuant to the Renewed Rights Agreement, one new right (a "Right") will be issued for each share of common stock, par value $0.125 per share, of the Company (the "Common Stock") outstanding upon the "Expiration Date" (as defined in the Company's existing rights agreement dated as of March 8, 1986 between Textron and Morgan Shareholder Services Trust Company [currently known as First Chicago Trust Company of New York], as amended and restated as of December 16, 1987) (the "Record Date") and for each share of Common Stock issued between the Record Date and the Distribution Date (as defined in the Renewed Rights Agreement). Each new Right will initially represent the right to purchase from Textron one one-hundredth of a share of Series C Junior Participating Preferred Stock, upon the terms and subject to the conditions set forth in the Renewed Rights Agreement. The new Rights are redeemable under certain circumstances at $.05 per Right and will expire on September 27, 2005, subject to extension or earlier redemption.

        The Shareholder Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of Textron's shareholders. The plan is not aimed at preventing a takeover, but is intended to preserve the Board's bargaining power and flexibility to maximize value for all Textron shareholders.

        The  description  and terms of the new  Rights  are  set
        forth  in the Renewed Rights Agreement, a copy of  which
        is   filed  herewith  and  is  incorporated  herein   by
        reference.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             4 Renewed Rights Agreement dated as of September 27, 1995 between Textron Inc. and First Chicago Trust Company of New York.

            12.1 Computation of ratio of income to fixed charges of the Textron
                 Parent Company Borrowing Group.

            12.2 Computation of ratio of income to fixed charges of Textron Inc.
                 including all majority-owned subsidiaries.

             27  Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the third quarter ended September 30, 1995.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TEXTRON INC.

Date:  November 10, 1995         s/S. L. Key
                                 S. L. Key
                                 Executive Vice President and Chief
                                 Financial Officer
                                 (principal financial officer)
                                LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

        Name of Exhibit

4      Renewed Rights Agreement dated as of September 27, 1995 between Textron Inc.
        and First Chicago Trust Company of New York

12.1   Computation of ratio of income to fixed charges of the Textron Parent  Company
        Borrowing Group

12.2   Computation of ratio of income to fixed charges of Textron Inc.  including all majority-owned subsidiaries

27     Financial Data Schedule