Form 10-K
period 1995-12-30
TEXTRON INC
filed 1996-03-14
CIK 217346

___________________________________________________
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 30,1995
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

 Title of Class                         Name of Each Exchange on
                                            Which Registered

Common Stock - par value $0.125;
(85,978,117 shares outstanding at      New York Stock Exchange
March 1, 1996)                         Pacific Stock Exchange
Preferred Stock Purchase Rights        Chicago Stock Exchange

$2.08 Cumulative Convertible           New York Stock Exchange
Preferred Stock, Series A-
no par value

$1.40  Convertible Preferred
Dividend Stock, Series B
(preferred only as to dividends) -
no par value                           New York Stock Exchange

9.25% Debentures due March 15, 2016   New York Stock Exchange
8.75% Debentures due July 1, 2022

7.92% Trust Preferred Securities of    New York Stock Exchange
Subsidiary Trust (and Textron Guaranty
with respect thereto)

Securities registered pursuant to Section 12(g) of the  Act:
None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.     Yes X .     No     .
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
          The aggregate market value of voting stock held by non-affiliates of the registrant is $6,886,686,124 as of March 1, 1996.
            Portions of Textron's Annual Report to Shareholders for the fiscal year ended December 30, 1995 are incorporated by reference in Parts I and II of this Report. Portions of Textron's Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 1996 are incorporated by reference in Part III of this Report.
     __________________________________________________

































<page2>

                              PART I


ITEM 1. BUSINESS OF TEXTRON*

            Textron is a global multi-industry company with operations in six business segments - Aircraft, Automotive, Industrial, Systems and Components, Finance and Paul Revere. A listing of the Divisions within each business segment, including a description of the product lines of each Division, is incorporated herein by reference to pages 53 through 55 of Textron's 1995 Annual Report to Shareholders. Financial information by business segment and geographic area is incorporated herein by reference to pages 22 and 49 of Textron's 1995 Annual Report to Shareholders. Additional information regarding each business segment and Textron in general is set forth below.

Business Segments
      Aircraft. The Aircraft segment consists of Bell Helicopter and The Cessna Aircraft Company. Based on unit sales, Bell Helicopter is the largest supplier of helicopters, spare parts and helicopter-related services in the world. Since it was founded in 1946, Bell has delivered over 33,000 aircraft to military and civilian customers in over 120 countries. Bell has four military and seven civilian helicopter models in current production. Its aircraft are turbine powered, and range in size from the five place Bell Model 206 series to the Bell Model 412P aircraft, which carries up to fifteen people.

      Bell's military business includes both U.S. Government and non-U.S. Government customers. There are more helicopters in field service in the inventory of the U.S. Government manufactured by Bell than by any other helicopter company. Currently, Bell is supplying advanced military helicopters, spare parts and product support to the U.S. and Canadian Governments and to the governments of several countries in the Pacific Rim, Middle East and Europe. Military sales to non-U.S. customers are made only with the concurrence of the U.S. Government.

      Bell is also a leading supplier of commercially-certified helicopters, with a market share of approximately 50% of current deliveries to charter, offshore, utility, police, fire, rescue and emergency medical helicopter operators. Bell's non-U.S. Government business (including non-U.S. military customers) typically represents 40% to 60% of its annual sales. In 1995, such sales accounted for 48% of Bell's business.
____________________
* Reference herein to "Textron" includes Textron Inc., its divisions and subsidiaries. A Textron "Division" is an operating unit which may be comprised of an unincorporated division of Textron, a subsidiary of Textron, or an unincorporated division of a subsidiary.

      Bell is teamed with the Helicopter Division of the Boeing Company in the development of the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to utilize the benefits of both helicopters and fixed-wing aircraft. Production of V-22 aircraft is expected to begin in late 1996 or early 1997. In addition, Bell is developing an unmanned tiltrotor under contract with the Department of Defense.

      Bell will introduce two new civilian helicopter models in 1996: the single-engine Bell Model 407 (a light helicopter), and the twin-engine intermediate size Bell Model 430. Other commercial products and product improvements continue to be developed.

      In the light and medium helicopter market, Bell Helicopter has two major U.S. competitors and one major European competitor. Certain of its competitors are substantially larger and more diversified aircraft manufacturers. Bell Helicopter markets its products worldwide through its own sales force as well as through independent representatives. Price, financing terms, aircraft performance, reliability and product support are significant factors in the sale of helicopters. Bell has developed the world's largest distribution system to sell and support helicopters, serving customers in over 120 countries. Revenues of Bell Helicopter accounted for approximately 16%, 14% and 13% of Textron's total revenues in 1995, 1994 and 1993, respectively.

      The Cessna Aircraft Company is, based on unit sales, the world's largest manufacturer of light and mid-size business jets and single-engine utility turboprop aircraft. Cessna designs, manufactures and sells general aviation aircraft, aircraft propellers and related accessories worldwide. Based on units shipped by manufacturers, Cessna's 1995 share of all manufacturers' worldwide sales of light and midsize jets was 52%.

      Cessna currently has two major product lines, Citation business jets and single-engine turboprop Caravans. In addition, Cessna has commenced construction of a manufacturing facility for single-engine piston aircraft production in Independence, Kansas. The Independence facility is scheduled to begin production in late 1996 and will produce Cessna Model 172, 182 and 206 aircraft, orders for which are currently being taken.

      The Cessna Caravan is the world's best selling utility turboprop. The delivery of the 750th Caravan will occur in 1996. Caravan deliveries have averaged over 60 aircraft per year since the Caravan's introduction in 1982. Caravans are used in the
United States primarily to carry overnight express package shipments. International uses of Caravans include commuter airlines, relief flights, tourism and freight.

      Cessna currently produces a family of Citation business jets ranging from the Citation Jet to the Citation X. The Citation X is the world's fastest business jet with a maximum operating speed of Mach .92. Full certification of the Citation X is expected in April 1996, with deliveries expected to commence in June 1996. In addition, deliveries of the new Citation Bravo and Citation Excel business jets will commence in 1997 and 1998, respectively.

      Cessna markets its products worldwide primarily through its own sales force as well as through a network of authorized independent sales representatives. Cessna has five major competitors for its business jet products, two U.S. and three foreign. Cessna's aircraft compete with other aircraft that vary in size, speed, range, capacity, handling characteristics and price. Reliability and product support are significant factors in the sale of these aircraft. Cessna provides its business jet operators with factory-direct customer support offering 24 hour a day service and maintenance. More than 40% of the worldwide Citation fleet of 2,300 aircraft receive service through Cessna-owned service centers. Cessna Caravan customers receive product support through independently owned service stations and 24 hour spare parts support through Cessna.

      Automotive. The Automotive segment, organized under an umbrella organization called Textron Automotive Company ("TAC"), consists of the Textron Automotive Trim Operations, CWC Castings, McCord Winn, Micromatic and Randall. These operations sell primarily to automotive original equipment manufacturers and their suppliers ("OEMs") operating in North America and, to a lesser extent, in Europe.

      Through its Textron Automotive Trim Operations, TAC is a leading worldwide supplier of automotive interior and exterior plastic components. Products include totally integrated interior systems, including instrument panels, door and sidewall trim, airbag doors, console assemblies, trim components, package trays, armrests and headliner systems. In addition, TAC's trim facilities manufacture painted fascias, body side moldings and claddings, fender liners, lighting assemblies and structural composite bumper beams. Revenues of the Textron Automotive Trim Operations accounted for 13%, 13% and 10% of Textron's total revenues in 1995, 1994 and 1993, respectively.

      TAC's other operations manufacture and sell a broad variety of functional components. CWC Castings designs and manufactures engine camshafts, balance shafts and vibration damper components. McCord Winn manufactures seating comfort systems, windshield washer systems and precision DC motors. Micromatic manufactures machine tools used in the production of automobile engines for precision bore and surface finishing, spline and gear production. Randall produces fuel filler systems, tubular seat frames, metal wheel covers and hub caps.

      TAC is headquartered in Troy, Michigan and has over 30 facilities located in the United States, Canada, Mexico and the United Kingdom. TAC's newly opened plant in Saltillo, Mexico, provides components for the Dodge Ram pick-up truck. TAC also has a 50% interest in a joint venture in the Netherlands for the manufacture of instrument panels.

      In 1995, TAC supplied on average approximately $116 in components for every car and light truck built in North America.

More than 70 models currently carry parts made by TAC, including Chrysler's Jeep Grand Cherokee and Voyager and Caravan mini-vans, Ford's Lincoln Town Car and Windstar and Aerostar mini-vans, and GM's Cadillac Seville, Cutlass Supreme and Pontiac Transport minivan. TAC supplies almost $800 of components in every Chrysler LH series car.

       TAC's manufacturing operations are supported by a staff of research and design specialists at TAC's Automotive Technology Center. These specialists have developed new processes and products, many of which are patented, that allow TAC to offer its customers technology driven products and processes. In the plastics and coatings area, TAC is a recognized leader in alternative skin materials (including non-PVC materials), spray urethane and cloth integration, energy management foam (including impact and knee bolsters), the development of modular integrated assemblies and vertical body panels, and High Crystalline Polypropylene material for complete mold-in-color interior components. CWC Castings is a leader in the design and manufacture of automotive castings. It has developed a selective austempering heat treatment process for ductile camshafts as well as a vacuum casting system for hollow steel camshafts. McCord Winn is working with OEMs worldwide to develop advanced technologies in areas such as "intelligent" comfort seating systems, brushless motors and carbon commutation for flexible fuel applications. Micromatic machine tools are recognized throughout the world for their cylindrical form generation and surface finishing capabilities.

      In the automotive business, there is often a long lead time from the time a supplier is selected to supply components on a new car model to the time the supplier can first begin shipping production parts. During this period, the supplier incurs engineering and development costs. Until recently, the OEMs reimbursed the supplier for these costs as incurred. Within the last few years, the OEMs have begun to require that these costs be recovered in the piece prices charged by the suppliers as the goods are shipped. In addition, automotive OEMs often require "just-in-time" delivery, so the manufacturer has to both plan shipments in advance and hold inventory.

      Automotive OEMs and their suppliers are the principal customers of TAC. The only customers, the loss of which would have a material adverse effect on TAC, are the U.S. based automotive OEMs and their first-tier suppliers. However, because of the broad range of products sold to such customers, it is unlikely that such customers would cease all purchases from TAC.

      Each of TAC's businesses faces competition from a number of other manufacturers, based primarily on price, quality, reputation and delivery. Although TAC is one of the largest manufacturers offering its range of products and services, it faces strong competition in all of its market segments. Because of the diversity of products and services offered, no single company is a competitor in all market segments. In certain markets, TAC also competes for business with the OEMs' own operations.

      Industrial. The Industrial segment consists of three major product groups: Fastening Systems, Golf and Turf Care Equipment, and Diversified Products.

      The Fastening Systems Group consists of the Avdel, Camcar, Cherry and Elco Divisions, which manufacture and sell fasteners, fastening systems and installation tools to the aerospace, appliance, automotive, business equipment, construction, do-it-yourself, general industrial and transportation markets. Sales are made to a wide range of customers, including OEMs, distributors and consumers. Fasteners manufactured by the Group include rivets, threaded and non-threaded fasteners and cold-formed special fasteners, as well as assemblies which incorporate such products with other products, such as metal stampings and molded plastics. Elco was acquired by Textron in 1995, as was the German-based Boesner unit of Camcar. In February 1996, Textron announced that it had signed a definitive agreement to acquire Valios Industries, a French based manufacturer of engineered fastening systems, subject to European Commission approval.

      Although the Fastening Systems Group is one of the largest manufacturers of its products and services, there are hundreds of competitors of the Fastening Systems Group ranging from small proprietorships to multi-national companies. As is the case with all Divisions of the Industrial segment, competition is based primarily on price, quality, reputation and delivery. In addition, larger customers of fastening systems tend to procure products and services from the larger suppliers, except for "niche" products which may be sourced from smaller companies. The only customers, the loss of which would have a material adverse effect on the Fastening Systems Group, are the U.S. automotive OEMs and their first-tier suppliers. However, because of the broad range of products sold to such customers, it is unlikely that such customers will cease all purchases from the Fastening Systems Group.

     The Golf and Turf Care Equipment Group consists of the E-Z-GO Division, which manufactures and sells electric powered and gasoline powered golf cars and multipurpose utility vehicles, and the Jacobsen Division, which manufactures and sells professional mowing and turf maintenance equipment. The customers of the Golf and Turf Care Equipment Group consist primarily of golf courses, resort communities and commercial and industrial users such as airports and factories. Sales are made directly through factory branches, through a network of distributors and to end-users. Many sales of golf and turf care equipment (both at the distributor and end-user level) are financed through Textron Financial Corporation, both for marketing purposes and as an additional source of revenue to Textron.

       The Diversified Products Group consists of Divisions manufacturing a wide range of products, including double enveloping worm gear speed reducers, gear motors and gear sets (Cone Drive); powered equipment, electrical test instruments and hand tools (Greenlee); and watch attachments and fashion jewelry (Speidel). Products of the Diversified Products Group are sold to a wide variety of customers, including OEMs, distributors and end-users.

      Systems and Components. The Systems and Components segment consists of seven Divisions which serve both commercial and military customers, primarily in aerospace markets, with an extensive offering of systems, subsystems, components, materials and services.
      Fuel Systems designs, manufactures and overhauls gas turbine engine injection and metering devices, fuel distribution valves, and augmentor fuel injection systems for commercial and military aircraft, and industrial, marine, and vehicular markets. OEM sales are made directly to customers, and overhaul and repair services are sold directly to domestic customers and through a distributor for international customers. Fuel Systems invests in the design and development of innovative, proprietary products, provides on-site engineering support at customer facilities, and maintains a state-of-the-art development laboratory to extend customers' own design activities.
      HR Textron ("HRT") designs and manufactures control systems and components for aircraft, armored vehicles and commercial applications. HRT markets its aerospace and defense products directly to the U.S. Government and OEMs and, in the aftermarket, both directly and through service centers. HRT has launched an initiative to diversify its business base by adapting aerospace technology to servovalves used in commercial and industrial applications, including timber milling, molding machinery, test equipment, and animated figures in entertainment theme parks. In addition, HRT is working with several automotive manufacturers to develop fast acting precision control products for active suspension, power steering, and braking systems.
      Textron Aerostructures designs and manufactures structural assemblies for aircraft and space vehicles. The principal products of Textron Aerostructures, which are marketed directly to its customers, are wing components for the Airbus 330/340 aircraft,  the  empennage  for the C130  military  transport,  the empennage for the Bell/Boeing V-22 Osprey, the wings for the Gulfstream GIV executive jet, and the nose cones and aft skirts for the Titan IV booster.
       Textron Lycoming is the world leader in the design, manufacture and overhaul of reciprocating piston aircraft engines serving the worldwide general aviation market, with a worldwide market share of 80 percent of units sold. Textron Lycoming sells new products directly to general aviation airframe manufacturers, including Piper Aircraft, Robinson Helicopter and SOCATA, a division of Aerospatiale, and will build the engines for Cessna's new product line of single engine aircraft. Aftermarket sales are made to the more than 180,000 existing owners of Textron Lycoming products through a worldwide network of independently owned distributors.
      Textron Marine & Land Systems ("TM&LS") is a world leader in the design and construction of advanced marine craft, including air cushion vehicles, surface effect ships and rugged monohulls. TM&LS's products also include light armored combat vehicles, turrets,  gun  systems  and advanced suspension  systems.  TM&LS's products are in use in 35 countries by both military and commercial customers. TM&LS's products are marketed directly in the United States and through sales representatives and distributors internationally. TM&LS has been awarded a production contract from the U.S. Coast Guard for its 47' Motor Lifeboat and a contract from the U.S. Army for the design and production of its Armored Security Vehicle.

      Textron Systems designs and manufactures products in three primary areas: sensor fuzed munitions, surveillance systems and aircraft landing systems. The focus of Textron Systems is on real-time control systems _ products that sense their environment, analyze and process data, make a decision, and take action in real time. Sales are made primarily to the U. S. Department of Defense, but Textron Systems also is applying its technologies to several commercial products, including aircraft landing systems and opto-electronic sensors. In February, 1996, Textron Systems become responsible for the operations of the former Textron Specialty Materials Division, which develops and manufactures high strength, lightweight, advanced composite materials for aircraft, automotive, industrial and sporting goods manufacturers, and fire protection materials for oil and chemical companies worldwide. Textron Systems generally sells its products directly to its customers, but Specialty Materials products are also sold through sales representatives and a small proportion of international sales are made through sales representatives and distributors.
      Turbine Engine Components is one of the world's largest independent suppliers of internal components for gas turbine engines for aircraft and industrial applications. Its products include fan and compressor blades, vanes, shafts, disks, rotors, blisks and other rotating components; the forgings from which those products are machined; and stationary components of turbine engines, such as frames, diffusers, and air collectors. Turbine Engine Components manufactures its products to the specifications of its customers, and most of its sales are made directly to its customers.
      The principal competitive factors affecting sales of the products of the Systems and Components segment are price, quality, customer service, performance, reliability, reputation and existing product base. In the case of programs requiring a large investment in inventory and tooling, such as those of Textron Aerostructures, competitive factors also include a willingness to invest in the customer's program.

      Finance.   The  Finance segment consists of  Avco  Financial
Services ("AFS") and Textron Financial Corporation ("TFC").

      AFS is primarily engaged in consumer finance and insurance activities. AFS's finance operations mainly involve loans made by the Avco Financial Services Group, consisting of consumer loans which are unsecured or secured by personal property, real estate loans secured by real property, and retail installment contracts, principally covering personal property. AFS's insurance business consists primarily of the sale of credit life, credit disability and casualty insurance, offered through the Avco Insurance Services Group, a significant part of which is directly related to AFS's finance activities. AFS's consumer finance and insurance activities are conducted through its nearly 1,200 finance offices located in the United States, Australia, Canada, Hong Kong, New Zealand, Spain and the United Kingdom. AFS's loan business is regulated by laws that, among other things, generally limit maximum charges for loans and the maximum amount and term thereof. Such laws also require disclosure to customers of the interest rate and other basic terms of most credit transactions and give customers a limited right to cancel certain loans and retail installment contracts without penalty. In addition, in certain jurisdictions, its retail installment business is subject to regulations that, among other things, limit the rates which may be charged and require that certain disclosures be made to customers. The insurance business is subject to licensing and regulation by state authorities.

      The consumer finance business is highly competitive, with price and service being the principal competitive factors. AFS's competitors include not only other companies operating under consumer loan laws, but also other types of lending institutions not so regulated and usually not limited in the size of their loans, such as companies which finance the sale of their own merchandise or the merchandise of others, industrial banks, the personal loan departments of commercial banks and credit unions. AFS's strongest competition is from commercial banks and credit unions. The interest rates charged by these lenders are usually lower than the rates charged by AFS. AFS's insurance businesses, to the extent not related to AFS's finance activities, compete with many other insurance companies offering similar products. In January 1995, AFS purchased the stock of Household International, Inc.'s Australian subsidiary, HFC of Australia Ltd., adding approximately $436 million to AFS's finance receivable portfolio. Revenues of AFS accounted for approximately 17%, 14% and 15% of Textron's total revenues in 1995, 1994 and 1993, respectively.

      TFC is a diversified commercial finance company specializing in aircraft, golf and equipment financing and revolving credit arrangements. TFC provides commercial financing for a wide range of customers, including those who purchase or lease Textron products and certain suppliers to Textron Divisions. TFC presently offers its services primarily in the United States and, to a lesser extent, in Europe and Canada, through its eight business units. Each TFC business unit has a discrete market focus and specific profit objectives and is staffed to provide responsive services to its market. TFC's activities are subject to a variety of federal and state regulations.

      The businesses in which TFC operates are highly competitive. TFC is subject to competition from various types of financing institutions, including banks, investment banks, leasing companies, insurance companies, independent finance companies associated with manufacturers and public utilities, and finance companies that are subsidiaries of banking institutions. Competition within the commercial finance industry is primarily focused on price and service.

Finance Receivables

The following table presents the Finance segment's outstanding finance receivables by country:

                            December 31,

                      1995               1994

                          (In millions)

United States      $6,750              $6,627

Australia           1,026                 626

Canada              1,013                 942

United Kingdom        632                 613

Other countries       473                 276


                   $9,894              $9,084




      At December 31, 1995, finance receivables in the United States represented 68% of Textron's total finance receivables outstanding. At such date, no receivables outstanding in any one state other than California exceeded 7% of the United States portfolio. In California, outstanding receivables represented 16% of the United States portfolio and 11% of the consolidated portfolio.

      Accrual of interest income is suspended for accounts which are contractually delinquent by more than three months (commercial) or three payments (consumer). Accrual of interest on commercial loans is resumed, and suspended interest income is recognized, when loans become contractually current, whereas subsequent interest income on consumer loans is recognized when collected. Nonearning consumer and commercial loans were $115 million and $99 million, respectively, at the end of 1995 and $82 million and $100 million, respectively, at the end of 1994.

      The following table presents accruing loans on which one or more installments were more than 60 days past due (expressed as a percentage of the related gross receivables outstanding):

  Years ended               Consumer   Commercial   Total
 December 31,
                             loans       loans      loans

 1995                        2.89%       0.24%      2.10%

 1994                        2.28%         -        1.59%


      The following table shows gross and net write-offs, the percentages which those amounts bear to average finance receivables, and the amount of the provision for losses charged to income (less recoveries):


                  Gross write-offs  Recoveries   Net write-offs
                   Percentage       from         Percentage       Provision
                   of average       receivables  of average       for losses
  Years ended      finance          previously   finance          less
 December 31, Amount receivables    written off Amount receivables recoveries
(In millions)


   1995
   Consumer   $177    2.6%             $33      $144    2.1%       $149
   Commercial   25    0.9%               4        21    0.7%         19

              $202    2.1%             $37      $165    1.7%       $168

   1994
   Consumer  $ 142    2.5%            $ 28     $ 114    2.0%      $ 136
   Commercial   27    1.0%               3        24    0.4%         24

             $ 169    2.0%            $ 31     $ 138    1.6%      $ 160


   1993
   Consumer $ 138    2.7%             $ 26     $ 112    2.1%      $ 121
   Commercial  20    0.8%                3        17    0.7%         21

            $ 158    2.0%             $ 29     $ 129    1.7%      $ 142



     Paul Revere. Paul Revere, which is 83% owned by Textron, is the leading provider of individual non-cancelable disability insurance in the United States and Canada. In addition to its individual disability insurance products, Paul Revere also
provides  group  disability,  life  and  annuity  products.   Paul

Revere's products are marketed primarily through its brokerage organization, its national accounts program and its career sales agency system. Paul Revere is subject to regulation by the states in which its insurance subsidiaries are domiciled or transact business. In addition, Paul Revere's insurance subsidiaries are subject to various regulatory restrictions on the maximum amount of dividends and other payments that they can make to Paul Revere without obtaining prior regulatory approval. Paul Revere operates in a highly competitive environment. Insurance companies compete on the basis of many factors, including financial strength, pricing and other terms and conditions of products, commission structure, perceived stability of the insurer, claims paying ratings, service, name recognition and reputation.

Backlog
     Information regarding Textron's backlog of government and commercial orders by business segment at the end of the past two fiscal years is contained on page 29 of Textron's 1995 Annual Report to Shareholders, which page is incorporated herein by reference.

     Approximately 45% of Textron's total backlog at December 30, 1995, represents orders which are not expected to be filled within the 1996 fiscal year. Approximately 60% of the total backlog is funded.

Government Contracts
     In 1995, 33% and 49% of the revenues of the Aircraft and the Systems and Components segments, respectively, constituting 13% of Textron's consolidated revenues, were generated by or resulted from contracts with the United States Government. U.S. Government business is subject to competition, changes in procurement policies and regulations, the continuing availability of Congressional appropriations, world events, and the size and timing of programs in which Textron may participate.
     A substantial portion of Textron's government contracts are fixed-price or fixed-price incentive contracts. Contracts that contain incentive pricing terms provide for upward or downward adjustments in the prices paid by the U.S. Government thereunder upon completion of the contract or any agreed portion thereof, based on cost or other performance factors. U.S. Government contracts generally may be terminated in whole or in part at the convenience of the U.S. Government or if the contractor is in
default.   Upon  termination of a contract for the convenience  of
the U.S. Government, the contractor is normally entitled to reimbursement for allowable costs incurred (up to a maximum equal to the contract price) and an allowance for profit or adjustment for loss if the contractor would have incurred a loss had the entire contract been completed. If, however, a contract is termi nated for default: (i) the contractor is paid such amount as may be agreed upon for manufacturing materials and partially completed products accepted by the U.S. Government; (ii) the U.S. Government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contract; and (iii) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

Research and Development
     Information regarding Textron's research and development expenditures is contained on page 45 of Textron's 1995 Annual Report to Shareholders, which page is incorporated herein by reference.

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

Environmental Considerations
    Textron's operations, like those of other companies engaged in similar businesses, are subject to numerous laws and regulations designed to protect the environment. Compliance with such laws and expenditures for environmental control facilities have not had, and are not expected to have, a material effect on capital expenditures, earnings or the competitive position of Textron. Additional information regarding environmental matters is contained on pages 29, 38 and 48 of Textron's 1995 Annual Report to Shareholders, which pages are incorporated herein by reference.

Employees
     At  December  30,  1995,  Textron  had  approximately  57,000 employees.

ITEM 2.     PROPERTIES
     At December 30, 1995, Textron operated a total of 136 plants located throughout the United States and 9 plants outside the United States. Of the total of 145 plants, Textron owned 104 and the balance was leased. In the aggregate, the total manufacturing space was approximately 25 million square feet.
      In addition, Textron owns or leases offices, warehouse and other space at various locations throughout the United States and outside the United States. Textron also owns or leases such machinery and equipment as is necessary in the operation of its
Divisions. Textron considers the productive capacity of the plants operated by each of its business segments to be adequate. In general, the plants and machinery are in good condition, are considered to be adequate for the uses to which they are being put, and are substantially in regular use.

ITEM 3.   LEGAL PROCEEDINGS
     There are pending or threatened against Textron and its sub sidiaries lawsuits and other proceedings, some of which allege violations of federal government procurement regulations, involve environmental matters, or are or purport to be class actions. Among these suits and proceedings are some which seek compensatory, treble or punitive damages in substantial amounts; fines, penalties or restitution; or the remediation of allegedly hazardous wastes; or which under federal government procurement regulations could result in suspension or debarment of Textron or its subsidiaries from U.S. Government contracting for a period of time. On the basis of information presently available, Textron believes that any liability for these suits and proceedings, or the impact of the application of such government regulations, would not have a material effect on Textron's net income or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of Textron's security holders during the last quarter of the period covered by this Report.

EXECUTIVE OFFICERS OF THE REGISTRANT


         The   following  table  sets  forth  certain  information
concerning the executive officers of Textron as of March 4, 1996. Unless otherwise indicated, the employer is Textron.

Name                   Age                  Position

James F. Hardymon      61        Chairman since 1993, and  Chief
                                 Executive  Officer since  1992;
                                 formerly  President, 1989
                                 through  1993, and Chief
                                 Operating  Officer, 1989
                                 through 1991; Director since
                                 1989.

                 CORPORATE OPERATING MANAGEMENT

Lewis B. Campbell      49        President  and Chief  Operating
                                 Officer  since  1994;  formerly
                                 Executive  Vice  President  and
                                 Chief  Operating Officer,  1992
                                 to   1993;  Vice  President  of
                                 General  Motors (1988 to  1992)
                                 and  General Manager of its GMC
                                 Truck  Division (1991 to 1992),
                                 and   General  Manager  of  its
                                 Flint  Automotive  Division
                                 Buick  -  Oldsmobile - Cadillac
                                 Group (1988 to 1991); Director
                                 since 1994.

Harold K. McCard       64        Senior  Vice  President
                                 Operations  since August  1995;
                                 formerly  President of  Textron
                                 Systems  Division,  1985  to
                                 August 1995.

Herbert L. Henkel      47        President, Textron Industrial
                                 Products since August 1995;

                                 formerly Group Vice President,
                                 Textron Inc., 1993 to August
                                 1995;  President  of the
                                 Greenlee Textron Division,
                                 1987 to 1993.

Derek Plummer          62        Chairman, Textron Automotive
                                 Company  since April 1994;
                                 formerly Group Vice President,
                                 Textron Inc., 1986 to 1994.

Terry D. Stinson       54        President, Textron Systems  and
                                 Components  since August  1995;
                                 formerly  Group Vice President,
                                 Textron  Inc., 1991  to  August
                                 1995;  President  of  the
                                 Hamilton  Standard Division  of
                                 United Technologies
                                 Corporation, 1986 to 1991.


                   CORPORATE STAFF MANAGEMENT

Mary L. Howell         43        Executive    Vice    President,
                                 Government   and  International
                                 since  August  1995;  formerly
                                 Senior  Vice  President
                                 Government  and International
                                 Relations 1993 to August  1995;
                                 Vice  President  -  Government
                                 Affairs, 1985 to 1993.

Wayne W. Juchatz       49        Executive  Vice  President  and
                                 General  Counsel  since  April
                                 1995;  formerly Executive Vice
                                 President  and General Counsel
                                 of R.J.  Reynolds Tobacco
                                 Company, 1994 to 1995;  and
                                 Senior Vice President, General
                                 Counsel and Secretary of   R.J.
                                 Reynolds Tobacco Company,  1987
                                 to 1994.

Stephen L. Key         52        Executive  Vice  President  and
                                 Chief  Financial Officer  since
                                 March  1995; formerly Executive
                                 Vice  President  and  Chief
                                 Financial  Officer of  ConAgra,
                                 Inc., 1992 to  March  1995;
                                 Managing  Partner  of  the  New
                                 York  office of Ernst  &  Young
                                 (formerly  Arthur Young),  1988
                                 to 1992.

Richard A. McWhirter   61        Executive  Vice  President  and
                                 Corporate  Secretary  since
                                 March  1995; formerly Executive
                                 Vice  President  and  Chief
                                 Financial  Officer,  1993   to
                                 March  1995;  Senior  Vice
                                 President  and Secretary,  1991
                                 to  1993; Senior Vice President
                                 -  Insurance  and Environmental
                                 Affairs, 1988 to 1991.

William F. Wayland     60        Executive  Vice President
                                 Administration and Chief  Human
                                 Resources  Officer since
                                 January 1993; formerly
                                 Executive Vice President   -
                                 Human  Resources, 1989  to
                                 January 1993.

Richard A. Watson       51       Senior  Vice  President and
                                 Treasurer  since October  1995;
                                 formerly Senior  Vice
                                 President, Financial Services,
                                 August  1995  to October  1995;
                                 Group  Vice President, 1990  to
                                 August 1995.

Carl D. Burtner         53       Vice  President  -  Human
                                 Resources  since  September
                                 1995;  also  served  as  Acting
                                 President  of Speidel  Textron,
                                 September  1995  to  January
                                 1996;  formerly  President  of
                                 Greenlee  Textron, 1993 to
                                 September  1995; Vice President
                                 Operations   of  Greenlee
                                 Textron, 1991 to  1993;   and
                                 Vice  President, Administration
                                 of  Greenlee Textron,  1985  to
                                 1991.

Peter B. S. Ellis      42        Vice  President  Strategic
                                 Planning since  March  1995;
                                 formerly  Managing  Director,
                                 Telecommunications Practice  of
                                 Arthur  D.  Little, Inc.,  1991
                                 to  March 1995; Vice President,
                                 Business Development of  Contel
                                 Corporation, 1988 to 1991.

Douglas A. Fahlbeck    50        Vice  President -  Mergers  and
                                 Acquisitions    since    August
                                 1995;  formerly Executive  Vice
                                 President, Chief Financial
                                 Officer    and   Director    of
                                 Textron  Financial Corporation,
                                 1994  to  August  1995;  Senior
                                 Vice  President  and  Chief
                                 Financial  Officer  of  Textron
                                 Financial Corporation, 1985  to
                                 1994.

Arnold M. Friedman     53        Vice   President   and   Deputy
                                 General Counsel since 1984.

William B. Gauld       42        Vice   President  -   Corporate
                                 Information  Management  and
                                 Chief Information   Officer
                                 since  August  1995;  formerly
                                 Staff  Vice  President,
                                 Corporate  Information
                                 Management and  Chief
                                 Information  Officer,  1994  to
                                 August  1995; Chief Information
                                 Officer of General  Electric
                                 (Electrical  Distribution  and
                                 Control business) 1992  to
                                 1994; Manager,  Manufacturing
                                 Systems  of General  Electric
                                 (Appliances), 1989 to 1992.

Gregory E.Hudson       49        Vice  President -  Taxes  since
                                 1987.

William P. Janovitz    53        Vice   President  -   Financial
                                 Reporting  since October  1995;
                                 formerly  Vice  President  and
                                 Controller,  1983 to  October
                                 1995.

Mary F. Lovejoy        40        Vice   President   -   Investor
                                 Relations  since  August  1995;
                                 formerly  Director of  Investor
                                 Relations,   1993   to   August
                                 1995;   Vice   President    and
                                 Senior Corporate Banker of  The
                                 First  National  Bank   of
                                 Chicago,   1991 to  1993;  Vice
                                 President  and  Senior
                                 Transaction  Manager   of   The
                                 First National  Bank  of
                                 Chicago, 1989 to 1991.

Frank W. McNally       56        Vice   President   -   Employee
                                 Relations  and  Benefits  since
                                 August  1995;  formerly   Staff
                                 Vice  President,  Employee
                                 Relations  and  Benefits,  1993
                                 to   August  1995,  Staff  Vice
                                 President  Employee  Relations,
                                 1992  to  1993;  Director,
                                 Employee  Relations,  1991   to
                                 1992.

 Gero K.H. Meyersiek  49         Vice  President - International
                                 since  February 1996;  formerly
                                 Vice  President  of  Textron
                                 International  Inc.,   February
                                 1995  to  February  1996;  Vice
                                 President, International
                                 Business  Development  of  GE
                                 Financial  Services,  1991  to
                                 1994; Managing  Director,
                                 European  Business  Development
                                 of  GE Financial Services, 1988
                                 to 1991.

Daniel L. Shaffer      59        Vice  President  Audit   and
                                 Business  Ethics since November
                                 1994;  formerly  President  of
                                 Textron's  Aircraft  Engine
                                 Components  Division,  1992  to
                                 November  1994; Vice  President
                                 Finance  of the Textron Systems
                                 Division, 1984 to 1992.

Richard F. Smith       57        Vice   President  -  Government
                                 Affairs  since  August   1995;
                                 Staff  Vice   President    -
                                 Government Affairs, March  1995
                                 to  August  1995;  Director   -
                                 Government  Affairs,  1985   to
                                 March 1995.

Richard L. Yates       45        Vice  President and  Controller
                                 since  November 1995;  formerly
                                 Executive    Vice    President,
                                 Chief  Financial  Officer   and
                                 Treasurer of Paul Revere,  1994
                                 to  November 1995; Senior  Vice
                                 President,   Chief    Financial
                                 Officer  and Treasurer of  Paul
                                 Revere, 1991 to 1994.

John F. Zugschwert     62        Vice   President  -  Government
                                 Marketing  since  August  1995;
                                 Staff      Vice      President,
                                 Washington Operations  1993  to
                                 August  1995;  Vice  President,
                                 Washington Operations  of  Bell
                                 Helicopter  Textron,  1991   to
                                 1993.


      No family relationship exists between any of the individuals named above.

                              PART II

ITEM 5.     MARKETS FOR THE REGISTRANT'S COMMON
             EQUITY AND RELATED STOCKHOLDER MATTERS

     Textron's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. Additional information regarding "Markets for the Registrant's Common Equity and Related Stockholder Matters" is contained on pages 51 and 52 and on the inside back cover of Textron's 1995 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

     Information regarding "Selected Financial Data" is contained in the Five Year Summary on page 52 of Textron's 1995 Annual Report to Shareholders, which page is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 23 through 29 of Textron's 1995 Annual Report to Shareholders, which pages are incorporated herein by reference.

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


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                              PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Textron's directors is contained on pages 2 through 6 and page 9 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1996, which pages are incorporated herein by reference.

    Information regarding Textron's executive officers is included on pages 14 through 17 of Part I of this Report.

ITEM 11.      EXECUTIVE COMPENSATION

    Information regarding "Executive Compensation" is contained on pages 10 through 20 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1996, which pages are incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management" is contained on pages 8 and 9 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1996, which pages are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is contained on page 19 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1996, which page is incorporated herein by reference.

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

    NOTE:      Exhibits   10.1  through  10.21   below   are
               management   contracts   or   compensatory   plans,
               contracts or agreements.
    10.1       Annual  Incentive  Compensation  Plan   For
               Textron Employees.
    10.2       Deferred  Income  Plan  For   Textron   Key
               Executives.
    10.3       Severance Plan For Textron Key Executives.
    10.4       Special Benefits for Textron Key Executives.
    10.5       Supplemental  Benefits  Plan   For   Textron   Key
               Executives  with Market Square Profit  Sharing Plan
               Schedule.
    10.6       Supplemental  Retirement  Plan  For  Textron   Key
               Executives.
    10.7       Survivor Benefit Plan For Textron Key Executives.
    10.8A      Textron  1982 Long-Term Incentive Plan  ("1982
               Plan").    Incorporated  by  reference  to  Exhibit
               10.5(a) to Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
    10.8B First Amendment to 1982 Plan. Incorporated by reference to Exhibit 10.5(b) to Textron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987.
    10.8C      Second  Amendment to 1982 Plan.   Incorporated
               by reference to Exhibit 10.5(c) to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.
    10.9A Textron 1987 Long-Term Incentive Plan ("1987 Plan"). Incorporated by reference to Exhibit 10.6 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.
    10.9B      First  Amendment to 1987 Plan.    Incorporated
               by reference to Exhibit 10.6(b) to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
    10.10A Textron 1990 Long-Term Incentive Plan ("1990 Plan"). Incorporated by reference to Exhibit 10.7 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.
    10.10B First Amendment to 1990 Plan. Incorporated by reference to Exhibit 10.7(c) to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
    10.10C     Second  Amendment to 1990 Plan.   Incorporated
               by reference to Exhibit 10.7(c) to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
    10.11      Textron   1994   Long-Term  Incentive   Plan.
               Incorporated   by  reference  to  Exhibit   10   to
               Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.
    10.12      Form  of  Indemnity Agreement between  Textron
               and   its   directors   and   executive   officers.
               Incorporated by reference to Exhibit A to Textron's
               Proxy   Statement   for  its  Annual   Meeting   of
               Shareholders on April 29, 1987.
    10.13A     Pension  Plan for Directors as  amended  by  a
               First  Amendment.   Incorporated  by  reference  to
               Exhibit 10.14 to Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
    10.13B     Second   Amendment  to   Pension   Plan   for
               Directors.   Incorporated by reference  to  Exhibit
               10.16(b) to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
    10.14 Deferred Income Plan for Textron Directors. Incorporated by reference to Exhibit 10.18 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.
    10.15A     Employment Agreement between Textron and James
               F. Hardymon dated November 24, 1989 ("Employment Agreement"). Incorporated by reference to Exhibit
               10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.
    10.15B Amendment dated as of December 15, 1994 to Employment Agreement. Incorporated by reference to
               Exhibit 10.10B to Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
    10.16A     Employment  Agreement between Textron and  Lewis  B.
               Campbell  dated September 22, 1992.    Incorporated
               by reference to Exhibit 10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
    10.16B     Retention  Award granted to Lewis B.  Campbell
               on December 14, 1995.
    10.17      Employment Agreement between Textron and  Mary
               L.  Howell  dated  May  4, 1993.   Incorporated  by
               reference to Exhibit 10.11 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.
    10.18      Employment Agreement between Textron and Wayne
               W.  Juchatz dated  November 1, 1995.
    10.19      Employment  Agreement  between  Textron   and
               Stephen L. Key dated November 1, 1995.
    10.20      Employment  Agreement  between  Textron   and
               Richard A. McWhirter dated February 16, 1993. Incorporated by reference to Exhibit 10.11 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
    10.21      Employment  Agreement  between  Textron   and
               William   F.   Wayland  dated  January   1,   1989.
               Incorporated by reference to Exhibit 10.12 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.
    10.22A     Credit Agreement dated as of November 1,  1993
               among  Textron,  the  Lenders  listed  therein  and
               Bankers  Trust  Company  as  Administrative   Agent
               ("Credit Agreement").  Incorporated by reference to
               Exhibit 10.20A to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

    10.22B     First  Amendment dated as of October 30,  1994
               to  Credit Agreement.  Incorporated by reference to
               Exhibit  10.22B to Textron's Annual Report on  Form
               10-K for the fiscal year ended December 31, 1994.
    10.22C     Second Amendment to Credit Agreement dated  as
               of  July  1,  1995.  Incorporated by  reference  to
               Exhibit  (b) (3) to Schedule 14D-1 filed by Textron
               on September 19, 1995.
    12.1       Computation  of  ratio  of  income  to  fixed
               charges  of  the  Textron Parent Company  Borrowing
               Group.
    12.2       Computation  of  ratio  of  income  to  fixed
               charges    of    Textron   Inc.    including    all
               majority-owned subsidiaries.
    13         A   portion  (pages  22  and  following)   of
               Textron's   1995  Annual  Report  to  Shareholders.
               Except for pages or items specifically incorporated
               by reference herein, such portion of Textron's 1995
               Annual Report to Shareholders is furnished for  the
               information of the Commission and is not  filed  as
               part of this Report.
    21         Certain   subsidiaries  of  Textron.    Other
               subsidiaries, which considered in the aggregate  do
               not   constitute  a  significant  subsidiary,   are
               omitted from such list.
    23         Consent of Independent Auditors.
    24.1       Power of attorney.
    24.2       Certified  copy of a resolution  of  the  Board  of
               Directors of Textron.
    27         Financial Data Schedule.

    (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                              SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 1996.

    TEXTRON INC.
    Registrant

    By: /s/ Michael D. Cahn
             Michael D. Cahn
             Attorney-in-fact

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 14th day of March, 1996, by the following persons on behalf of the registrant and in the capacities indicated:


    NAME                                             TITLE

         *
 James F. Hardymon                             Chairman and  Chief
                                               Executive Officer,
                                               Director (principal

         *
 Lewis B. Campbell                             President  and  Chief
                                               Operating Officer, Director


         *
 H. Jesse Arnelle                              Director


         *
 R. Stuart Dickson                             Director

      *
 B.F. Dolan                                    Director


      *
 Paul E. Gagne                                 Director


        *
 John D. Macomber                              Director


          *
 Barbara Scott Preiskel                        Director


      *
 Brian H. Rowe                                 Director


      *
 Sam F. Segnar                                 Director


      *
 Jean Head Sisco                               Director


      *
 John W. Snow                                  Director


      *
 Martin D. Walker                              Director

       *
 Thomas B. Wheeler                             Director


      *
 Stephen L. Key                                Executive Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)

      *
 Richard L. Yates                              Vice President and Controller
                                               (principal accounting
                                                officer)

*By: /s/ Michael D. Cahn
      Michael D. Cahn
      Attorney-in-fact

                            TEXTRON INC.
                   INDEX TO FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULES
                            Item 14(a)

                                                    Form      Annual Report
Textron Inc.                                        10-K     to Shareholders

Report of Independent Auditors                                     31

Consolidated Statement of Income for each of the
three years in the period ended December 30, 1995                  32

Consolidated Balance Sheet at December 30, 1995 and                33
December 31, 1994

Consolidated Statement of Cash Flows for each of                   34
the three years in the period ended December 30,
1995

Consolidated Statement of Changes in Shareholders'                 35
Equity for each of the three years in the period ended December 30, 1995

Summary of Significant Accounting Policies                        36-38

Notes to Consolidated Financial Statements                        38-50

Revenues and Income by Business Segment                            22

Supplementary Information (Unaudited):

Quarterly Financial Information 1995 and 1994                      51

Financial Statement Schedules for each of the three years in the period ended December 30, 1995

    I   Condensed financial information of           27
        registrant

   II   Valuation and qualifying accounts            28












All other schedules are omitted because the conditions requiring the filing thereof do not exist or because the information required is included in the financial statements and notes thereto.

                            TEXTRON INC.

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

 For each of the three years in the period ended December 30, 1995


      Financial information of the Registrant is omitted because condensed financial information of the Textron Parent Company
Borrowing Group, which includes the Registrant and all of its majority-owned subsidiaries other than its finance and insurance subsidiaries, is shown on page 30 of Textron's 1995 Annual Report to Shareholders. Management believes that the disclosure of financial information on the basis of the Textron Parent Company Borrowing Group results in a more meaningful presentation, since this group constitutes the Registrant's basic borrowing entity and the only restrictions on net assets of Textron's subsidiaries relate to its finance and insurance subsidiaries. The Registrant's investment in its finance and insurance subsidiaries is shown on page 30 of Textron's 1995 Annual Report to Shareholders under the caption "Investments in finance and insurance subsidiaries."

     The Textron Parent Company Borrowing Group received dividends of $126 million, $115 million and $94 million from its finance and insurance subsidiaries in 1995, 1994 and 1993, respectively. The portion of the net assets of Textron's finance and insurance subsidiaries available for cash dividends and other payments to the Textron Parent Company Borrowing Group is restricted by the terms of lending agreements and insurance statutory requirements. As of December 30, 1995, approximately $376 million of their net assets of $2.6 billion was available to be transferred to the Textron Parent Company Borrowing Group pursuant to these restrictions.

       For information concerning the Textron Parent Company Borrowing Group's long-term debt and restrictions contained in its debt agreements, see Note 7 to the consolidated financial statements appearing on pages 42-43 of Textron's 1995 Annual Report to Shareholders.

                           TEXTRON INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 For each of the three years in the period ended December 30, 1995
                           (In millions)

Allowance for credit losses

Changes in the allowance for credit losses for the years indicated were as follows:


                                                1995   1994  1993
 Balance of the allowance for credit
 losses at the biginning of the year            $250   $225  $212

 Add - charge to income:
        Consumer                                 149    136   121
        Commercial                                19     24    21

                                                 168    160   142
 Deduct - balances charged off:

  Gross charge offs:
        Consumer                               (177)  (142) (138)
        Commercial                              (25)   (27)  (20)

                                               (202)  (169) (158)


 Recoveries:
        Consumer                                  33    28     26
        Commercial                                 4     3      3

                                                  37    31     29

 Net charge offs                               (165) (138)  (129)

 Other                                            17     3      -

 Balance of the allowance for credit
 losses at the end of the year                 $ 270 $ 250  $ 225


 Balance of the allowance for credit
 losses at the end of the year applicable to:

 Consumer                                      $ 195 $ 181  $ 155
 Commercial                                       75    69     70

                                               $ 270 $ 250  $ 225

                          TEXTRON INC.

                        Index of Exhibits
                   Annual Report on Form 10-K
           for the Fiscal Year Ended December 31, 1994



    Exhibits                Description

    3.1 Restated Certificate of Incorporation of Textron as filed March 24, 1988. Incorporated by reference to Exhibit 3.1 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.
    3.2 By-Laws of Textron, restated December 10, 1992. Incorporated by reference to Exhibit 3.2 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

    NOTE:      Exhibits   10.1  through  10.21  below   are
               management   contracts  or   compensatory   plans,
               contracts or agreements.
    10.1       Annual  Incentive  Compensation  Plan   For
               Textron Employees.
    10.2       Deferred  Income  Plan  For  Textron   Key
               Executives.
    10.3       Severance Plan For Textron Key Executives.
    10.4       Special   Benefits   for   Textron    Key
               Executives.
    10.5       Supplemental  Benefits  Plan  For   Textron   Key
               Executives  with Market Square  Profit  Sharing
               Plan Schedule.
    10.6       Supplemental  Retirement  Plan  For  Textron   Key
               Executives.
    10.7       Survivor Benefit Plan For Textron Key Executives.
    10.8A      Textron 1982 Long-Term Incentive Plan  ("1982
               Plan").   Incorporated  by  reference  to  Exhibit
               10.5(a)  to Textron's Annual Report on  Form  10-K
               for the fiscal year ended December 31, 1988.
    10.8B      First  Amendment to 1982 Plan.   Incorporated
               by  reference  to  Exhibit  10.5(b)  to  Textron's
               Annual  Report  on Form 10-K for the  fiscal  year
               ended January 3, 1987.
    10.8C      Second  Amendment to 1982 Plan.  Incorporated
               by  reference  to  Exhibit  10.5(c)  to  Textron's
               Annual  Report  on Form 10-K for the  fiscal  year
               ended January 2, 1988.
    10.9A      Textron 1987 Long-Term Incentive Plan  ("1987
               Plan").  Incorporated by reference to Exhibit 10.6
               to  Textron's Annual Report on Form 10-K  for  the
               fiscal year ended December 30, 1989.
    10.9B      First  Amendment to 1987 Plan.   Incorporated
               by  reference  to  Exhibit  10.6(b)  to  Textron's
               Annual  Report  on Form 10-K for the  fiscal  year
               ended December 28, 1991.
    10.10A     Textron 1990 Long-Term Incentive Plan  ("1990
               Plan").  Incorporated by reference to Exhibit 10.7
               to  Textron's Annual Report on Form 10-K  for  the
               fiscal year ended December 30, 1989.
    10.10B     First  Amendment to 1990 Plan.   Incorporated
               by  reference  to  Exhibit  10.7(c)  to  Textron's
               Annual  Report  on Form 10-K for the  fiscal  year
               ended December 28, 1991.
    10.10C     Second  Amendment to 1990 Plan.  Incorporated
               by  reference  to  Exhibit  10.7(c)  to  Textron's
               Annual  Report  on Form 10-K for the  fiscal  year
               ended January 2, 1993.
    10.11      Textron   1994  Long-Term  Incentive   Plan.
               Incorporated  by  reference  to  Exhibit   10   to
               Textron's  Quarterly Report on Form 10-Q  for  the
               fiscal quarter ended July 2, 1994.
    10.12      Form  of Indemnity Agreement between  Textron
               and   its   directors   and  executive   officers.
               Incorporated   by  reference  to  Exhibit   A   to
               Textron's  Proxy Statement for its Annual  Meeting
               of Shareholders on April 29, 1987.
    10.13A     Pension  Plan for Directors as amended  by  a
               First  Amendment.  Incorporated  by  reference  to
               Exhibit  10.14 to Textron's Annual Report on  Form
               10-K for the fiscal year ended December 31, 1988.
    10.13B     Second   Amendment  to  Pension   Plan   for
               Directors.   Incorporated by reference to  Exhibit
               10.16(b)  to Textron's Annual Report on Form  10-K
               for the fiscal year ended December 29, 1990.
    10.14      Deferred  Income Plan for Textron  Directors.
               Incorporated  by  reference to  Exhibit  10.18  to
               Textron's  Annual  Report on  Form  10-K  for  the
               fiscal year ended January 1, 1994.
    10.15A     Employment  Agreement  between  Textron  and
               James   F.   Hardymon  dated  November  24,   1989
               ("Employment    Agreement").    Incorporated    by
               reference  to  Exhibit 10.9  to  Textron's  Annual
               Report  on  Form  10-K for the fiscal  year  ended
               December 30, 1989.
    10.15B     Amendment  dated as of December 15,  1994  to
               Employment  Agreement.  Incorporated by  reference
               to  Exhibit 10.10B to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December  31,
               1994.
    10.16A     Employment Agreement between Textron and  Lewis  B.
               Campbell  dated September 22, 1992.   Incorporated
               by  reference to Exhibit 10.9 to Textron's  Annual
               Report  on  Form  10-K for the fiscal  year  ended
               January 2, 1993.
    10.16B     Retention Award granted to Lewis B.  Campbell
               on December 14, 1995.
    10.17      Employment Agreement between Textron and Mary
               L.  Howell  dated  May 4, 1993.   Incorporated  by
               reference  to  Exhibit 10.11 to  Textron's  Annual
               Report  on  Form  10-K for the fiscal  year  ended
               January 1, 1994.
    10.18      Employment  Agreement  between  Textron  and
               Wayne W.  Juchatz dated  November 1, 1995.
    10.19      Employment  Agreement  between  Textron  and
               Stephen L. Key dated November 1, 1995.
    10.20      Employment  Agreement  between  Textron  and
               Richard  A.  McWhirter dated  February  16,  1993.
               Incorporated  by  reference to  Exhibit  10.11  to
               Textron's  Annual  Report on  Form  10-K  for  the
               fiscal year ended January 2, 1993.
    10.21      Employment  Agreement  between  Textron  and
               William   F.  Wayland  dated  January   1,   1989.
               Incorporated  by  reference to  Exhibit  10.12  to
               Textron's  Annual  Report on  Form  10-K  for  the
               fiscal year ended December 30, 1989.
    10.22A     Credit Agreement dated as of November 1, 1993
               among  Textron,  the  Lenders listed  therein  and
               Bankers  Trust  Company  as  Administrative  Agent
               ("Credit  Agreement").  Incorporated by  reference
               to  Exhibit 10.20A to Textron's Annual  Report  on
               Form  10-K  for the fiscal year ended  January  1,
               1994.
    10.22B     First Amendment dated as of October 30,  1994
               to Credit Agreement.  Incorporated by reference to
               Exhibit 10.22B to Textron's Annual Report on  Form
               10-K for the fiscal year ended December 31, 1994.
    10.22C     Second Amendment to Credit Agreement dated as
               of  July  1,  1995.  Incorporated by reference  to
               Exhibit (b) (3) to Schedule 14D-1 filed by Textron
               on September 19, 1995.
    12.1       Computation  of  ratio  of  income  to  fixed
               charges  of  the Textron Parent Company  Borrowing
               Group.
    12.2       Computation  of  ratio  of  income  to  fixed
               charges    of    Textron   Inc.   including    all
               majority-owned subsidiaries.
    13         A   portion  (pages  22  and  following)  of
               Textron's  1995  Annual  Report  to  Shareholders.
               Except    for    pages   or   items   specifically
               incorporated by reference herein, such portion  of
               Textron's  1995  Annual Report to Shareholders  is
               furnished  for  the information of the  Commission
               and is not filed as part of this Report.
    21         Certain  subsidiaries  of  Textron.    Other
               subsidiaries, which considered in the aggregate do
               not   constitute  a  significant  subsidiary,  are
               omitted from such list.
    23         Consent of Independent Auditors.
    24.1       Power of attorney.
    24.2       Certified  copy of a resolution of  the  Board  of
               Directors of Textron.
    27         Financial Data Schedule.