Form 10-Q
period 1996-03-30
TEXTRON INC
filed 1996-05-10
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                         _______________

                            FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal quarter ended March 30, 1996
    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

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


                                                  Yes  X No



 Common stock outstanding at April 27, 1996 - 84,075,000 shares



                                                                  <page 2>
                      PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
                               TEXTRON INC.
               Consolidated Statement of Income (unaudited)
              (Dollars in millions except per share amounts)

                                               Three Months Ended
                                           March 30,           April 1,
                                             1996                1995
Revenues
Manufacturing sales                         $1,700            $  1,554
Finance revenues                               514                 475
   Total revenues                            2,214               2,029
Costs and expenses
Cost of sales                                1,393               1,278
Selling and administrative                     331                 302
Interest                                       183                 202
Provision for losses on collection of
  finance receivables, less recoveries          53                  39
Other                                           70                  51
   Total costs and expenses                  2,030               1,872

Income from continuing operations before
income taxes and distributions on
preferred securities of subsidiary trust       184                 157
Income taxes                                   (72)                (62)
Distributions on preferred securities of
subsidiary trust, net of income taxes           (3)                  -

Income from continuing operations              109                  95
Discontinued operation, net of income taxes:
     Income from operations                     16                  14
     Estimated loss on disposal                (90)                  -
                                               (74)                 14

Net income                                 $    35            $    109

Per common share:
     Income from continuing operations     $  1.26            $   1.09
     Discontinued operation                  (0.86)                .16
     Net income                            $  0.40            $   1.25

Average shares outstanding*             86,680,000          87,055,000

Dividends per share:
  $2.08 Preferred stock, Series A          $   .52            $    .52
  $1.40 Preferred stock, Series B          $   .35            $    .35
  Common stock                             $   .44            $    .39

* Average shares outstanding assume full conversion of preferred stock and exercise of options.

See notes to consolidated financial statements.

Item 1.  FINANCIAL STATEMENTS (Continued)                         <page 3>
                               TEXTRON INC.
                  Consolidated Balance Sheet (unaudited)

(In millions)                                      March 30,   December 30,
                                                     1996          1995
Assets
Cash                                             $       71    $        84
Investments                                             781            778
Receivables - net:
  Finance                                             9,394          9,362
  Commercial and U.S. Government                        809            777
                                                     10,203         10,139
Inventories                                           1,368          1,284
Property, plant and equipment, less accumulated
  depreciation of $1,630 and $1,585                   1,369          1,373
Goodwill, less accumulated amortization
  of $363 and $347                                    1,483          1,491
Investment in discontinued operation, less
  estimated net loss on disposal in 1996                997          1,161
Other (including net prepaid income taxes)            1,111          1,037
  Total assets                                   $   17,383    $    17,347

Liabilities and shareholders' equity
Liabilities
Accounts Payable                                 $      670    $       684
Accrued postretirement benefits other than
  pensions                                               919            919
Other accrued liabilities (including income
  taxes)                                              2,197          2,121
Debt:
  Textron Parent Company Borrowing Group              1,464          1,774
  Finance subsidiaries                                8,422          8,437
                                                      9,886         10,211
  Total liabilities                                  13,672         13,935

Textron-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  subordinated debt securities of Textron               484              -
Shareholders' equity
Capital stock:
  Preferred stock                                        15             15
  Common stock*                                          12             12
Capital surplus                                         769            750
Retained earnings                                     2,862          2,864
Other                                                    32            129
                                                      3,690          3,770
  Less cost of treasury shares                          463            358
  Total shareholders' equity                          3,227          3,412
  Total liabilities and shareholders' equity     $   17,383    $    17,347

*Common shares outstanding                       84,012,000     84,935,000
See notes to consolidated financial statements.

                                                                   <page 4>
Item 1.   FINANCIAL STATEMENTS (Continued)
                               TEXTRON INC.
             Consolidated Statement of Cash Flows (unaudited)
                               (In millions)
                                                       Three Months Ended
                                                    March 30,      April 1,
                                                       1996          1995
Cash flows from operating activities:
Income from continuing operations                    $  109         $   95
Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
    Depreciation and amortization                        92             82
    Provision for losses on receivables                  54             42
    Changes in assets and liabilities excluding
     those related to acquisitions and divestitures:
          Increase in commercial and U.S. Government
           receivables                                  (31)           (23)
        Increase in inventories                         (82)           (56)
        Increase in other assets                        (27)            (5)
        Increase (decrease) in accounts payable         (18)            32
        Decrease in accrued liabilities                  (1)          (132)
    Other - net                                           2             10

      Cash provided by operating activities of
        continuing operations                            98             45
      Cash provided by operating activities of
        discontinued operation                          189            143
      Net cash provided by operating activities         287            188

Cash flows from investing activities:
Purchases of investments                                (34)           (45)
Proceeds from disposition of investments                 12             10
Maturities and calls of investments                      10             10
Finance receivables:
  Originated or purchased                            (1,461)        (1,486)
  Repaid or sold                                      1,432          1,264
Cash used in acquisitions                                (3)           (40)
Capital expenditures                                    (52)           (61)
Other investing activities - net                         (1)           (23)
     Cash used by investing activities of
      continuing operations                             (97)          (371)
     Cash used by investing activities of
      discontinued operation                           (189)          (183)
     Net cash used by investing activities             (286)          (554)

Cash flows from financing activities:
Increase (decrease) in short-term debt                  130            (91)
Proceeds from issuance of long-term debt                456          1,018
Principal payments on long-term debt                   (955)          (535)
Issuance of Textron-obligated mandatorily
    redeemable preferred securities of
    subsidiary trust holding solely subordinated
    debt securities of Textron                          484              -
Proceeds from exercise of stock options                  18              7
Purchases of Textron common stock                      (110)           (37)
Dividends paid                                          (37)           (33)
    Cash provided (used) by financing activities of
     continuing operations                              (14)           329
    Cash provided (used) by financing activities of
     discontinued operation                             (15)            40
    Net cash provided (used) by financing activities    (29)           369

Net increase (decrease) in cash                         (28)             3
Elimination of cash flow of discontinued operation       15              -
Cash at beginning of period                              84             49
Cash at end of period                                $   71         $   52

See notes to consolidated financial statements.


Item 1. FINANCIAL STATEMENTS (Continued)                           <page 5>

                          TEXTRON INC.
     Notes to Consolidated Financial Statements (unaudited)
Note 1:   Summary of significant accounting policies

          The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 30, 1995 and Current Report on Form 8-K dated April 29, 1996. The financial statements reflect all adjustments (consisting only of normal recurring adjustments, except for recording the estimated loss on disposal of Paul Revere -- see Note 2) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at March 30, 1996, and its consolidated results of operations and cash flows for each of the respective three month periods ended March 30, 1996 and April 1, 1995. The results of operations for the three months ended March 30, 1996 are not necessarily indicative of results for the full year.

Note 2:   Discontinued operation

          On April 29, 1996,
          Textron announced that The Paul Revere Corporation, an 83.3% owned subsidiary, had entered into an agreement with Provident Companies, Inc. whereby Provident will acquire all of the outstanding shares of Paul Revere's common stock for $26 per share. Textron has restated its financial statements as presented herein to treat Paul Revere as a discontinued operation.

          For its Paul Revere
          shares, Textron will receive $20 per share in cash (an aggregate of $750 million) and $6 per share in Provident common stock, for a total of approximately $975 million. (The number of shares of Provident common stock to be received will be determined in accordance with an exchange ratio based upon closing prices of Provident common stock prior to the closing of the transaction, subject to certain limitations. Based on the $34 closing price of Provident's stock on May 8, 1996, Textron would own approximately 6.6 million of Provident shares had the closing occurred on that date.) This transaction has been approved by the Boards of Directors of Paul Revere, Provident, and Textron and is subject to regulatory approvals and the consent of Provident and Paul Revere shareholders. It is expected to close in the third quarter of 1996. The loss on sale will be approximately $90 million, net of Textron's share of Paul Revere's estimated net income for the period April 1996 through the expected closing date (approximately $40 million). Textron has recorded this net loss in its financial statements at March 30, 1996 and for the three months then ended.

          The operating results of Paul Revere are presented below:

                                         Three months ended
          (In millions)
                                         March 30, 1996    April 1, 1995
          Revenues                          $    383         $    358
          Costs and expenses                     352              330
          Income before income taxes              31               28
          Income taxes                           (12)             (11)
          Net income                              19               17
          Minority interest in net income         (3)              (3)
          Textron's equity in net income    $     16         $     14

Item.  FINANCIAL STATEMENTS (Continued)                           <page 6>

          Presented below is a summary of Paul Revere's financial position at March 30, 1996:
          (In millions)
          Assets:
            Investments                                 $5,187
            Insurance policy acquisition costs             986
            Other                                          863
            Total assets                                $7,036

          Liabilities:
            Insurance reserves                          $5,190
            Other accrued liabilities                      541
            Total liabilities                            5,731

          Textron equity:
            Currency translation adjustment                (12)
            Securities valuation adjustment                 51
            Capital and retained earnings                1,048
            Total Textron equity                         1,087
            Minority interest                              218
            Total liabilities and equity                $7,036

Note 3:   Finance receivables - net

                                        March 30,       December 30,
                                           1996            1995
                                               (In millions)
          Finance receivables                $9,927      $9,894
          Less allowance for credit losses      274         270
          Less finance-related insurance
            reserves and claims                 259         262
                                             $9,394      $9,362

Note 4:   Inventories

                                         March 30,      December 30,
                                            1996           1995
                                                (In millions)
          Finished goods                     $392         $ 352
          Work in process                     938           911
          Raw materials                       234           217
                                            1,564         1,480
          Less progress payments and
          customer deposits                   196           196
                                           $1,368        $1,284

Note 5: Textron-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debt securities of Textron

          On February 9, 1996, a trust sponsored and wholly-owned by Textron issued preferred securities to the public (for $500 million) and shares of its common securities to Textron (for $15.5 million), the proceeds of which were invested by

Item 1.   FINANCIAL STATEMENTS (Continued)                       <page 7>

          the trust in $515.5 million aggregate principal amount of Textron's newly issued 7.92% Junior Subordinated Deferrable Interest Debentures, due 2045. The debentures are the sole asset of the trust. The proceeds from the issuance of the debentures were used by Textron for the repayment of long-term borrowings and, ultimately, will be used for general corporate purposes. The amounts due to the trust under the debentures and the related income statement amounts have been eliminated in Textron's consolidated financial statements.

          The preferred securities accrue and pay cash distributions quarterly at a rate of 7.92% per annum. Textron has guaranteed, on a subordinated basis, distributions and other payments due on the preferred securities. The guarantee, when taken together with Textron's obligations under the debentures and in the indenture pursuant to which the debentures were issued and Textron's obligations under the Amended and Restated Declaration of Trust governing the trust, provides a full and unconditional guarantee of amounts due on the preferred securities.

          The preferred securities are mandatorily redeemable upon the maturity of the debentures on March 31, 2045, or earlier to the extent of any redemption by Textron of any debentures. The redemption price in either such case will be $25 per share plus accrued and unpaid distributions to the date fixed for redemption.

Note 6:   Contingencies

          There are pending or threatened against Textron and its subsidiaries lawsuits and other proceedings, some of which allege violations of federal government procurement regulations, involve environmental matters, or are or purport to be class actions. Among these suits and proceedings are some which seek compensatory, treble or punitive damages in substantial amounts; fines, penalties or restitution; or the remediation of allegedly hazardous wastes; or, which under federal government procurement regulations could result in suspension or debarment of Textron or its subsidiaries from U.S. Government contracting for a period of time. On the basis of information presently available, Textron believes that any liability for these suits and proceedings, or the impact of the application of such government regulations, would not have a material effect on Textron's net income or financial condition.

Note 7:   Financial information by borrowing group

          Textron  consists of two borrowing groups - the Textron
          Parent  Company  Borrowing  Group  (comprised  of   all
          entities   of   Textron   other   than   its    finance
          subsidiaries) and its finance subsidiaries.

                                                                   <page 8>

Item 1.   FINANCIAL STATEMENTS (Continued)

Note 7:   Condensed financial information by borrowing group (continued)
TEXTRON PARENT COMPANY BORROWING GROUP
(unaudited) (In millions)
                                                       Three Months Ended
                                                    March 30,      April 1,
Statement of Income                                    1996          1995
Revenues                                              $1,700      $1,554
Costs and expenses
Cost of sales                                          1,393       1,278
Selling and administrative                               177         157
Interest                                                  38          50
  Total costs and expenses                             1,608       1,485
                                                          92          69
Pretax income of finance subsidiaries                     92          88
Income from continuing operations before
income taxes and distributions on preferred
securities of subsidiary trust                           184         157
Income taxes                                             (72)        (62)
Distributions on preferred securities of
subsidiary trust, net of income taxes                     (3)          -
Income from continuing operations                        109          95
Discontinued operation, net of income taxes:
    Income from operations                                16          14
    Estimated loss on disposal                           (90)          -
                                                         (74)         14
Net income                                            $   35       $ 109

                                                    March 30,    December 30,
Balance Sheet                                          1996          1995
Assets
Cash                                                  $  51        $  56
Receivables - net                                       809          777
Inventories                                           1,368        1,284
Investments in finance subsidiaries                   1,499        1,475
Property, plant and equipment - net                   1,294        1,297
Goodwill, less accumulated amortization
of $244 and $233                                      1,338        1,344
Investment in discontinued operation, less
estimated net loss on disposal in 1996                  997        1,161
Other (including net prepaid income taxes)            1,221        1,177
  Total assets                                       $8,577       $8,571
Liabilities and shareholders' equity
Accounts payable and accrued liabilities
(including income taxes)                             $3,402       $3,385
Debt                                                  1,464        1,774
Textron-obligated mandatorily redeemable
preferred securities of subsidiary trust holding
solely subordinated debt securities of Textron          484            -
Shareholders' equity                                  3,227        3,412
  Total liabilities and shareholders' equity         $8,577       $8,571

Item 1.  FINANCIAL STATEMENTS (Continued)                       <page 9>

Note 7:  Condensed financial information by borrowing group (continued)

TEXTRON PARENT COMPANY BORROWING GROUP (continued)
(unaudited) (In millions)

                                                    Three Months Ended
                                                    March 31,     April 1,
Statement of Cash Flows                               1996         1995
<s
Cash flows from operating activities:
Income from continuing operations                     $109         $  95
Adjustments to reconcile income from
continuing operations to net cash provided
by operating activities:
    Undistributed earnings of finance
     subsidiaries                                      (26)          (24)
    Depreciation and amortization                       60            54
    Other - net                                       (153)          (94)
Net cash provided (used) by operating activities       (10)           31
Net cash used by investing activities                  (43)          (93)
Net cash provided by financing activities               48            74
Net increase (decrease) in cash                         (5)           12
Cash at beginning of period                             56            20
Cash at end of period                                $  51         $  32


Item 1  FINANCIAL STATEMENTS (Continued)                           <page 10>
Note  7:    Condensed financial information by borrowing group (continued)

FINANCE SUBSIDIARIES
(unaudited) (In millions)

                                             Three Months Ended
                                          March 31,     March 31,
Statement of Income                          1996          1995
Revenues                                    $ 514         $  475
Costs and expenses
Selling and administrative                    154            145
Interest                                      145            152
Provision for losses on collection of
finance receivables, less recoveries           53             39
Other                                          70             51
   Total costs and expenses                   422            387
Income before income taxes                     92             88
Income taxes                                  (36)           (35)
Net income                                 $   56        $    53

                                          March 31,      December 31,
Balance Sheet                                1996          1995
Assets
Cash                                       $    20       $    28
Investments                                    779           771
Finance receivables - net                    9,397         9,370
Other                                          716           657
    Total assets                           $10,912       $10,826
Liabilities and equity
Accounts payable and accrued liabilities
(including income taxes)                   $ 1,008       $   914
Debt                                         8,422         8,437
Equity                                       1,482         1,475
         Total liabilities and equity      $10,912       $10,826

                                                                <page 11>
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

                          TEXTRON INC.
             Revenues and Income by Business Segment
                          (In millions)

                                         Three Months Ended
                                     March 30,        April 1,
                                        1996            1995
REVENUES
MANUFACTURING:
  Aircraft                             $ 626           $ 542
  Automotive                             415             424
  Industrial                             439             349
  Systems and Components                 220             239
                                       1,700           1,554

FINANCE                                  514             475

Total revenues                        $2,214          $2,029
INCOME
MANUFACTURING:
  Aircraft                             $  53           $  41
  Automotive                              38              37
  Industrial                              49              43
  Systems and Components                  18              19
                                         158             140

FINANCE                                   92              88

Segment operating income                 250             228
Corporate expenses and other - net       (28)            (21)
Interest expense - net                   (38)            (50)
Income from continuing operations
before income taxes and
distributions on preferred
securities of subsidiary trust         $ 184           $ 157


                                                                 <page 12>
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Textron Parent Company Borrowing Group: During the three months ended March 30, 1996, the Textron Parent Company Borrowing Group's operating activities used cash of $10 million versus $31 million of cash provided by operating activities during the corresponding period of 1995. Cash flows for 1996 were affected by (a) an inventory buildup at Cessna related to the new Citation X aircraft and (b) higher Automotive receivables. The Group's debt decreased by $310 million as a result of the issuance of preferred securities ($500 million -- see below) which exceeded cash used for purchases of 1.4 million shares of Textron common stock under its stock repurchase program ($110 million), capital expenditures ($47 million), and payments of dividends ($37 million).

During the three months ended April 1, 1995, the Textron Parent Company Borrowing Group's operating activities provided cash of $31 million versus $34 million during the corresponding period of 1994. Such cash flows approximated last year's level as increased income was offset by increased tax payments in 1995.

On February 1, 1996, a new shelf registration statement became effective, covering, in addition to the remaining unused $211 million of unsecured debt securities previously registered, an aggregate amount of $800 million of (a) debt issuable by Textron and (b) preferred securities issuable by entities formed by Textron on behalf of which Textron would provide certain guarantees. On February 9, 1996, a trust sponsored by Textron issued $500 million of such preferred securities, the proceeds of which were invested by the trust in Textron's newly issued 7.92% Junior Subordinated Deferrable Interest Debentures, due 2045. The proceeds from the issuance of the debentures were initially used by Textron for the repayment of long-term borrowings and, ultimately, will be used for general corporate purposes.

The Textron Parent Company Borrowing Group's credit facilities not used or reserved as support for outstanding commercial paper or bank borrowings at March 30, 1996 were $786 million. Textron had $511 million available at March 30, 1996 under its shelf registration statements filed with the Securities and Exchange Commission.

Of the Textron Parent Company Borrowing Group's $620 million interest rate exchange agreements outstanding at December 30, 1995, $140 million expired through April 1996.

Effective February 1, 1996, Textron acquired Xact Products, Inc., a precision-formed metal parts manufacturer based in Michigan, for an aggregate cost of approximately $11 million and on April 1, 1996, it acquired Valois Industries (which has been re-named as Textron Industries, S.A.), a Paris-based manufacturer of
engineered   fastening  systems,  for  an   aggregate   cost   of
approximately $245 million.

                                                               <page 13>
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued)

Management believes that the Textron Parent Company Borrowing Group will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations
- --including    dividends   received   from   Textron's    finance
operations-- will continue to be more than sufficient to meet its operating needs and to finance growth.

Finance subsidiaries: The finance subsidiaries paid dividends of $30 million and $29 million to the Textron Parent Company
Borrowing Group during the three month periods ended March 30, 1996 and April 1, 1995, respectively.

During the first quarter of 1996, the finance subsidiaries had $129 million of interest rate exchange agreements go into effect. The agreements, which have a weighted average original term of one year and expire through 1998, had the effect of fixing the rate of interest at approximately 7.5% on $129 million of variable rate borrowings at March 31, 1996.

Results  of  Operations - Three months ended March 30,  1996  vs.
Three months ended April 1, 1995

Textron reported first quarter 1996 earnings per share from continuing operations of $1.26 per share, up 16% from 1995 earnings per share from continuing operations of $1.09. Income from continuing operations in 1996 of $109 million was up from 1995 income from continuing operations of $95 million. Revenues increased 9% to $2.2 billion in 1996 from $2.0 billion in 1995.

On April 29, 1996, Textron announced that The Paul Revere Corporation, an 83.3% owned subsidiary, has entered into an agreement with Provident Companies, Inc. whereby Provident will acquire all of the outstanding shares of Paul Revere's common stock for $26 per share. Textron's loss on sale of its Paul Revere shares will be approximately $90 million, net of Textron's share of Paul Revere's estimated net income for the period April 1996 through the expected closing date. Textron has recorded this net loss in its financial statements at March 30, 1996 and for the three months then ended and has restated its financial statements as presented herein to treat Paul Revere as a discontinued operation. See Note 2 to the consolidated financial statements for additional information.

Including Paul Revere's net income in both years and the estimated loss on the disposal of Paul Revere in 1996, Textron's first quarter 1996 earnings per share was $0.40 as compared to 1995 earnings per share of $1.25. Net income was $35 million versus $109 million in 1995.

The Aircraft segment's revenues increased $84 million (15%) as both Bell Helicopter and Cessna Aircraft posted double-digit increases. Income increased $12 million (29%), due principally to higher results at Bell Helicopter. Bell Helicopter's revenues increased primarily as a result of higher domestic and international helicopter sales, including increased deliveries on the Canadian Forces contract ($35 million). Bell's income increased due to the higher revenues, lower product development expenses related to new helicopter models, and additional income on the V-22 program. Cessna's revenues increased primarily as a result of the higher sales of business jets and

                                                           <page 14>

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

utility turboprop
aircraft ($25 million). Its income from the higher revenues was largely offset by higher product development and selling and administrative expenses due to the introduction and support of new products.

The Automotive segment's revenues decreased $9 million (2%) primarily as a result of overall lower North American automotive production and the impact of a strike at certain General Motors' plants, partially offset by the benefit of increased production on the Chrysler minivan as well as a ramp-up in sales at Textron's Saltillo, Mexico facility. Notwithstanding the lower revenues, income increased $1 million (3%) as a result of improved operating performance.

The  Industrial  segment's  revenues  and  income  increased  $90 million (26%) and $6 million (14%), respectively. These increases were due principally to higher sales in the fastening systems business ($77 million), reflecting the acquisitions in late 1995 of Elco Industries and Friedr. Boesner GmbH. In addition, income increased at E-Z-Go as a result of higher sales of golf cars and better operating performance, while revenues and income decreased at Speidel, due to lower retail demand for certain products.

The Systems and Components segment's revenues and income decreased $19 million (8%) and $1 million (5%), respectively.
The decreases were due principally to reduced shipments on certain commercial aerospace and U.S. Government contracts.

The Finance segment's revenues increased $39 million (8%), while income increased $4 million (5%). AFS' revenues increased $35 million, primarily as a result of an increase in yields on finance receivables (18.56% in the first quarter 1996 vs. 17.72% in the first quarter 1995) and an increase in earned insurance premiums in the independent insurance operations. Its income increased $3 million due to those factors and a decrease in the average cost of borrowed funds (7.01% in the first quarter 1996 vs. 7.38% in the first quarter 1995). This favorable impact was partially offset by an increase in the ratio of net credit losses to average finance receivables (2.61% in the first quarter 1996 vs. 1.81% in the first quarter 1995) and an increase in the ratio of insurance losses to earned insurance premiums in both AFS' finance-related and its independent insurance operations. TFC's income increased $1 million, due to a higher level of finance receivables ($2.973 billion in the first quarter 1996 vs. $2.791 billion in the first quarter 1995) and higher other income, due principally to increases in arrangement fee income and residual and prepayment gains. These factors were partially offset by higher loan loss provisions, due to reserve strengthening.

Discontinued operation -- Paul Revere's revenues increased $25 million (7%) due to increased premiums and fees in the individual disability and group insurance lines of business ($27 million) and a gain on the sale of its Canadian life insurance business
($2 million), partially offset by lower net realized investment gains ($4 million in 1996 vs. $6 million in 1995). Its income increased $4 million (14%), due principally to the higher revenues and an improved individual disability insurance benefit ratio. That ratio improved in the first quarter of 1996 to 84.0% from the 89.4% in the first quarter of 1995, but increased from 81.5% in the fourth quarter of 1995 as a result of lower claim termination rates on policies in previously identified problem areas, specifically those
                                                            <page 15>
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

issued to physicians,  during  1985  -
1989, and in Florida and California. Paul Revere continued its efforts to improve operating results through new products, pricing and underwriting adjustments, and continued emphasis on claims management.

Corporate expenses and other - net increased $7 million, due principally to the reclassification of certain nondebt related expenses from the interest expense line ($6 million) and a pretax charge related to the early redemption of debt ($2 million). Interest expense - net for the Textron Parent Company Borrowing Group decreased $12 million due to the reclassification, a lower average cost of borrowing, and lower average debt, due in part to the payment of debt from the proceeds from the issuance of preferred securities on February 9, 1996.

                                                             <page 16>

                  PART II.   OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             12.1 Computation of ratio of income to combined
                  fixed charges and preferred securities
                  dividends of the Textron Parent Company
                  Borrowing Group.

             12.2 Computation of ratio of income to combined
                  fixed charges and preferred securities
                  dividends of Textron Inc. including all
                  majority-owned subsidiaries.

             27   Financial  Data Schedule (filed electronically only)

        (b)  Reports on Form 8-K

              During the quarter ended March 30, 1996, Textron filed the following reports on Form 8-K:

             (i) Current Report on Form 8-K dated January 25, 1996, reporting Textron's consolidated results for the fourth quarter and fiscal year ended December 30, 1995, under Item 5 (Other Events) and Item 7 (Exhibits).

             (ii) Current Report on Form 8-K dated February 6, 1996, describing an Underwriting Agreement under
             Section 5 (Other Events) and filing a copy of such Underwriting Agreement under Item 7 (Exhibits).



                                                              <page 17>

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TEXTRON INC.

Date:   May 10, 1996                   s/R. L. Yates
                                       R. L. Yates
                                       Vice President and Controller
                                       (principal accounting officer)

                         LIST OF EXHIBITS

The following exhibits are filed as part of this Report on Form 10-Q:


                         Name of Exhibit


12.1 Computation of ratio of income to combined fixed charges and preferred securities dividends of the Textron Parent Company Borrowing Group

12.2 Computation of raio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries

27      Financial Data Schedule (filed electronically only)