Form 10-Q
period 1996-06-29
TEXTRON INC
filed 1996-08-12
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                         _______________

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934
     For the fiscal quarter ended June 29, 1996
     OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND  EXCHANGE ACT OF 1934

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


                                                X  Yes  No



  Common stock outstanding at July 27, 1996 - 83,613,000 shares

***************************************************************************

                                                                          2.
Item 1.FINANCIAL STATEMENTS
                                TEXTRON INC.
                Consolidated Statement of Income (unaudited)
               (Dollars in millions except per share amounts)

                                 Three Months Ended    Six Months Ended
                                   June      July 1,     June       July
                                   29,         1995      29,         1,
                                   1996                  1996       1995
Revenues
Manufacturing sales           $  1,867     $ 1,651   $ 3,567     $ 3,205
Finance revenues                   517         487     1,031         962
   Total revenues                2,384       2,138     4,598       4,167

Costs and expenses
Cost of sales                    1,520       1,351     2,913       2,629
Selling and administrative         342         306       673         608
Interest                           183         209       366         411
Provision for losses on
collection of finance
receivables, less recoveries        54          39       107          78
Other                               69          56       139         107
  Total costs and expenses       2,168       1,961     4,198       3,833

Income from continuing
operations before income taxes
and distributions on preferred
securities of subsidiary trust     216         177       400         334
subsidiary trust
Income taxes                       (84)        (70)     (156)       (132)
Distributions on preferred
securities of subsidiary
trust, net of income taxes          (7)          -       (10)          -

Income from continuing
operations                         125         107       234         202
Discontinued operation, net of
income taxes:
   Income from operations            -          14        16          28
   Estimated loss on disposal        -           -       (90)          -
                                     -          14       (74)         28

Net income                     $   125     $   121    $  160      $  230
Per common share:
   Income from continuing
operations                     $  1.44     $  1.23    $ 2.70      $ 2.33
     Discontinued operation          -        0.17     (0.85)       0.32
     Net income                $  1.44     $  1.40    $ 1.85      $ 2.65

Average shares outstanding* 86,575,000  86,679,000   86,597,000   86,862,000

Dividends per share:
   $2.08 Preferred stock,
    Series A                   $   .52     $   .52    $ 1.04       $ 1.04
   $1.40 Preferred stock,
    Series B                   $   .35     $   .35    $  .70       $  .70
   Common stock                $   .44     $   .39    $  .88       $  .78

*Average shares outstanding assume full conversion of preferred stock and exercise of options.

See notes to consolidated financial statements.

***************************************************************************
                                                                        3.

Item 1.   FINANCIAL STATEMENTS (Continued)
                                TEXTRON INC.
                       Consolidated Balance Sheet (unaudited)

(In million)                                 June 29,          December 30,
                                               1996               1995

Assets
Cash and cash equivalent                 $       184          $        84
Investments                                      779                  778
Receivables - net:
  Finance                                      9,524                9,362
  Commercial and U.S. Government                 887                  777
                                              10,411               10,139

Inventories                                    1,471                1,284
Property, plant and equipment, less
 accumulated depreciation of $1,700
 and $1,585                                    1,468                1,373
Goodwill, less accumulated amortization
 of $376 and $347                              1,599                1,491
Investment in discontinued operation,
 less estimated net loss on disposal
 in 1996                                         962                1,161
Other (including net prepaid income
 taxes)                                        1,480                1,384
 Total assets                            $    18,354          $    17,694

Liabilities and shareholders' equity
Liabilities
Accounts payable                         $       765          $       684
Accrued postretirement benefits
 other than pensions                             919                  919
Other accrued liabilities (including
 income taxes)                                 2,628                2,468
Debt:
 Textron Parent Company Borrowing Group        1,715                1,774
 Finance subsidiaries                          8,563                8,437
                                              10,278               10,211
 Total liabilities                            14,590               14,282

Textron-obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely Textron junior subordinated
 debt securities                                 483                     -
Shareholders' equity
Capital stock:
 Preferred stock                                  15                    15
 Common stock *                                   12                    12
Capital surplus                                  770                   750
Retained earnings                              2,950                 2,864
Other (primarily currency translation and
  securities valuation adjustments)               (3)                  129
                                               3,744                 3,770
 Less cost of treasury shares                    463                   358
 Total shareholders' equity                    3,281                 3,412
 Total liabilities and shareholders
  equity                                 $    18,354            $    17,694

*Common shares outstanding                84,175,000             84,935,000

See notes to consolidated financial statements.

*****************************************************************************

Item 1. FINANCIAL STATEMENTS (Continued)                                4.

                                  TEXTRON INC.
                Consolidated Statement of Cash Flows (unaudited)
                                  (In millions)
                                                           Six Months Ended
                                                       June 29,      July 1,
                                                         1996          1995
Cash flows from operating activities:
Income from continuing operations                       $  234     $  202
Adjustments to reconcile income from continuing
operations to net cash provided
  by operating activities:
    Depreciation and amortization                          189        166
    Provision for losses on receivables                    109         81
    Changes in assets and liabilities excluding those
     related to acquisitions and divestitures:
       Increase in commercial and U.S. Government
        receivables                                         (1)       (65)
       Increase in inventories                            (113)       (48)
       Increase in other assets                            (49)       (10)
       Decrease in accounts payable                        (11)        (7)
       Increase (decrease) in accrued liabilities           84       (147)
    Other - net                                            (31)        38

    Cash provided by operating activities of
     continuing operations                                 411        210
    Cash provided by operating activities of
     discontinued operation                                247        247
    Net cash provided by operating activities              658        457

Cash flows from investing activities:
Purchases of investments                                   (71)       (99)
Proceeds from disposition of investments                    30         45
Maturities and calls of investments                         27         27
Finance receivables:
  Originated or purchased                               (3,221)    (3,072)
  Repaid or sold                                         3,027      2,827
Cash used in acquisitions                                 (111)       (40)
Capital expenditures                                      (128)      (131)
Other investing activities - net                           (25)       (11)
  Cash used by investing activities of
   continuing operations                                  (472)      (454)
  Cash used by investing activities of
   discontinued operation                                 (274)      (304)
  Net cash used by investing activities                   (746)      (758)

Cash flows from financing activities:
Increase in short-term debt                                463         54
Proceeds from issuance of long-term debt                   867      1,719
Principal payments on long-term debt                    (1,452)    (1,294)
Issuance of Textron-obligated mandatorily
 redeemable preferred securities of
 subsidiary trust holding solely Textron
 junior subordinated debt securities                       483          -
Proceeds from exercise of stock options                     25         18
Purchases of Textron common stock                         (117)       (93)
Purchases of Textron common stock from Paul Revere         (34)       (22)
Dividends paid                                             (74)       (67)
  Cash provided by financing activities of
   continuing operations                                   161        315
  Cash provided by financing activities of
   discontinued operation                                   12         57
   Net cash provided by financing activities               173        372

Net increase in cash                                        85         71
Elimination of cash flow of discontinued operation          15          -
Cash at beginning of period                                 84         49
Cash and cash equivalent at end of period               $  184     $  120

See notes to consolidated financial statements.

***************************************************************************
Item 1.    FINANCIAL STATEMENTS (Continued)                            5.
                               TEXTRON INC.
     Notes to Consolidated Financial Statements (unaudited)

Note 1:   Basis of Presentation

          The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 30, 1995 and Current Report on Form 8-K/A dated May 17, 1996. The financial statements reflect all adjustments (consisting only of normal recurring adjustments, except for recording the estimated loss on disposal of Paul Revere -- see below for additional information on the discontinued operation) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at June 29, 1996, and its consolidated results of operations for each of the respective three and six month periods ended June 29, 1996 and July 1, 1995 and consolidated cash flows for each of the six month periods ended June 29, 1996 and July 1, 1995. The results of operations for the six months ended June 29, 1996 are not necessarily indicative of results for the full year. Textron has restated its financial statements for prior periods as presented herein to treat Paul Revere as a discontinued operation.

          Discontinued operation

          Discontinued  operations
          relates to the sale of Paul Revere, an 83.3% owned subsidiary. Textron has entered into an agreement with Provident Companies, Inc. whereby Provident will acquire all of the outstanding shares of Paul Revere's common stock for approximately $26 per share.

          The   transaction   has
          received Federal Trade Commission clearance and is subject to state regulatory approvals and the consent of Provident and Paul Revere shareholders.

          Paul  Revere's  revenues
          for the three month periods ended June 30, 1996 and June 30, 1995 were $383 million and $364 million, respectively, and for the six month periods ended on those dates were $766 million and $722 million, respectively.



Note 2:   Inventories
                                             June 29,    December 30,
                                               1996         1995
                                                 (In millions)
          Finished goods                     $ 394         $ 352
          Work in process                     1,020          911
          Raw materials                        261           217
                                             1,675         1,480
          Less progress payments and
          customer deposits                    204           196
                                            $1,471        $1,284

***************************************************************************
                                                                        6.
Item 1.   FINANCIAL STATEMENTS (Continued)

Note 3: Textron-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities

          On February 9, 1996, a trust sponsored and wholly-owned by Textron issued preferred securities to the public (for $500 million) and shares of its common securities to Textron (for $15.5 million), the proceeds of which were invested by the trust in $515.5 million aggregate principal amount of Textron's newly issued 7.92% Junior Subordinated Deferrable Interest Debentures, due 2045. The debentures are the sole asset of the trust.
          The  amounts due to  the  trust  under  the
          debentures and the related income statement amounts have been eliminated in Textron's consolidated financial statements.

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

Note 4:   Contingencies

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

***************************************************************************
                                                                         7.
Item 1.   FINANCIAL STATEMENTS (Continued)

Note 5:   Financial information by borrowing group

          Textron  consists of two borrowing groups - the Textron
          Parent  Company  Borrowing  Group  (comprised  of   all
          entities   of   Textron   other   than   its    finance
          subsidiaries) and its finance subsidiaries.

***************************************************************************
                                                                          8.

Item 1.   FINANCIAL STATEMENTS (Continued)

Note 5:   Financial information by borrowing group (continued)
TEXTRON PARENT COMPANY BORROWING GROUP
(unaudited) (In millions)
                                   Three Months Ended       Six Months Ended
                                  June 29,     July 1,   June 29,      July 1,
Statement of Income                 1996         1995      1996         1995
Sales                            $1,867         $1,651    $3,567      $3,205
Costs and expenses
Cost of sales                     1,520          1,351     2,913       2,629
Selling and administrative          189            158       366         315
Interest                             37             52        75         102
  Total costs and expenses        1,746          1,561     3,354       3,046
                                    121             90       213         159

Pretax income of finance
  subsidiaries                       95             87       187         175
Income from continuing operations
 before income taxes and
 distributions on preferred
 securities of subsidiary trust     216            177       400         334
Income taxes                        (84)           (70)     (156)       (132)
Distributions on preferred
 securities of subsidiary trust,
 trust, net of income taxes          (7)             -       (10)          -
Income from continuing operations   125            107       234         202
Discontinued operation, net of
income taxes:
  Income from operations              -             14        16          28
  Estimated loss on disposal          -              -       (90)          -
                                      -             14       (74)         28

Net income                        $ 125          $ 121     $ 160       $ 230

                                                    June 29,     December 30,
Balance Sheet                                          1996         1995
Assets
Cash and cash equivalent                            $  160 *      $  56
Receivables - net                                      887          777
Inventories                                          1,471        1,284
Investments in finance subsidiaries                  1,524        1,475
Property, plant and equipment - net                  1,392        1,297
Goodwill, less accumulated amortization of
 $255 and $233                                       1,456        1,344
Investment in discontinued operation, less
 estimated net loss on disposal in 1996                962        1,161
Other (including net prepaid income taxes)           1,258        1,177
  Total assets                                      $9,110       $8,571

Liabilities and shareholders' equity
Accounts payable and accrued liabilities
 (including income taxes)                           $3,631       $3,385
Debt                                                 1,715        1,774
Textron-obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely Textron junior subordinated
 debt securities                                       483            -
Shareholders' equity                                 3,281        3,412
  Total liabilities and shareholders' equity        $9,110       $8,571

* Includes a short-term investment of $50 million used for acquisitions shortly after the end of the month.

***************************************************************************
Item 1.  FINANCIAL STATEMENTS (Continued)                               9.

Note 5:  Financial information by borrowing group (continued)

TEXTRON PARENT COMPANY BORROWING GROUP
(unaudited) (In millions)

                                                Six Months Ended
                                               June 29     July 1,
Statement of Cash Flows                         1996       1995
Cash flows from operating activities:
Income from continuing operations              $  234    $  202
Adjustments to reconcile income from
 continuing operations to net cash
 provided by operating activities:
    Undistributed earnings of finance
     subsidiaries                                 (49)      (49)
    Depreciation and amortization                 125       109
    Changes in assets and liabilities
     excluding those related to
     acquisitions and divestitures:
       Increase in receivables                     (1)      (65)
       Increase in inventories                   (113)      (48)
       Decrease (increase) in other assets        (55)        5
       Increase (decrease) in accounts
        payable and accrued liabilities            91      (118)
    Other - net                                    13        63
    Net cash provided by operating activites      245        99

Cash flows from investing activities:
Capital expenditures                             (117)     (121)
Cash used in acquisitions                        (111)        -
Other investing activities - net                  (18)      (33)
   Net cash used by investing activities         (246)     (154)

Cash flows from financing activities:
Increase (decrease) in short-term debt            (38)        5
Proceeds from issuance of long-term debt          666       630
Principal payments on long-term debt             (806)     (347)
Issuance of Textron-obligated mandatorily
 redeemable preferred securities of sub-
 sidiary trust holding solely Textron junior
 subordinated debt securities                     483         -
Proceeds from exercise of stock options            25        18
Purchases of Textron common stock                (117)      (93)
Purchases of Textron common stock from Paul
 Revere                                           (34)      (22)
Dividends paid                                    (74)      (67)
   Net cash provided by financing activities      105       124

Net increase in cash                              104        69
Cash at beginning of period                        56        20
Cash and cash equivalent at end of period      $  160    $   89

***************************************************************************
Item 1. FINANCIAL STATEMENTS (Continued)                               10.

Note 5:   Financial information by borrowing group (continued)

FINANCE SUBSIDIARIES
(unaudited) (In millions)

                                Three Months Ended       Six Months Ended
                              June 30,      June 30,  June 30,     June 30,
Statement of Income             1996          1995      1996         1995
Revenues                       $ 517        $  487     $1,031      $  962
Costs and expenses
Selling and administrative       153           148        307         293
Interest                         146           157        291         309
Provision for losses on
 collection of finance
 receivables, less recoveries     54            39        107          78
Other                             69            56        139         107
   Total costs and expenses      422           400        844         787
Income before income taxes        95            87        187         175
Income taxes                     (38)          (33)       (74)        (68)
Net income                     $  57        $   54     $  113      $  107

                                                June 30,     December 31,
Balance Sheet                                     1996           1995
Assets
Cash                                             $   24      $   28
Investments                                         773         771
Finance receivables - net                         9,524       9,370
Other                                               678         657
    Total assets                                $10,999     $10,826
Liabilities and equity
Accounts payable and accrued liabilities
 (including income taxes)                        $  912      $  914
Debt                                              8,563       8,437
Equity                                            1,524       1,475
    Total liabilities and equity                $10,999     $10,826


**************************************************************************
                                                                       11.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                TEXTRON INC.
                   Revenues and Income by Business Segment
                                (In millions)

                            Three Months Ended          Six Months Ended
                          June 29,      July 1,      June 29,      July 1,
                            1996          1995         1996          1995
REVENUES
MANUFACTURING:
  Aircraft                 $ 622        $ 635         $1,248        $1,177
  Automotive                 449          398            864           822
  Industrial                 564          353          1,003           702
  Systems and Components     232          265            452           504
                           1,867        1,651          3,567         3,205

FINANCE                      517          487          1,031           962
Total revenues            $2,384       $2,138         $4,598        $4,167

INCOME
MANUFACTURING:
  Aircraft                 $  66        $  64          $ 119         $ 105
  Automotive                  42           36             80            73
  Industrial                  60           41            109            84
  Systems and Components      20           23             38            42
                             188          164            346           304

FINANCE                       95           87            187           175

Segment operating income     283          251            533           479
Corporate expenses and
 other - net                 (30)         (22)           (58)          (43)
Interest expense - net       (37)         (52)           (75)         (102)
Income from continuing
operations before income
taxes and distributions
on preferred securities
of subsidiary trust        $ 216        $ 177          $ 400         $ 334

***************************************************************************
                                                                        12.
Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Textron Parent Company Borrowing Group: During the six months ended June 29, 1996, the Textron Parent Company Borrowing Group's operating activities provided cash of $245 million versus $99 million during the corresponding period of 1995. Cash flows for 1996 were affected by income from continuing operations partially offset by inventory buildups at the Aircraft divisions related to the Citation X aircraft and certain helicopter models. The
Group's debt decreased by $59 million principally due to the issuance of preferred securities ($500 million -- see below) and cash provided by operations ($245 million) which exceeded cash used for (a) financing acquisitions ($343 million), (b) purchases of 1.4 million shares of Textron common stock under its stock repurchase program ($117 million), (c) capital expenditures ($117 million), (d) payments of dividends ($74 million), and (e) purchases of Textron common stock from Paul Revere ($34 million).

During the six months ended July 1, 1995, the Group's operating activities provided cash of $99 million versus $225 million during the corresponding period of 1994. The decrease in 1995 was principally due to increased tax payments in 1995 partially offset by increased income in 1995 and a larger increase in receivables in 1994, due primarily to changed payment terms with certain customers.

On February 1, 1996, a new shelf registration statement became effective, covering, in addition to the remaining unused $211 million of unsecured debt securities previously registered, an aggregate amount of $800 million of (a) debt issuable by Textron and (b) preferred securities issuable by entities formed by Textron on behalf of which Textron would provide certain guarantees. On February 9, 1996, a trust sponsored by Textron issued $500 million of such preferred securities, the proceeds of which were invested by the trust in Textron's newly issued 7.92% Junior Subordinated Deferrable Interest Debentures, due 2045. The proceeds from the issuance of the debentures were initially used by Textron for the repayment of long-term borrowings.

The Textron Parent Company Borrowing Group's credit facilities not used or reserved as support for outstanding commercial paper or bank borrowings at June 29, 1996 were $791 million. Textron had $511 million available at June 29, 1996 under its shelf registration statements filed with the Securities and Exchange Commission.

In July 1996, Textron entered into a five year multi-currency credit agreement with 14 banks for $350 million to be used for its foreign operations.

Of  the  Textron  Parent Company Borrowing Group's  $602  million principal  notional  amount of interest rate exchange  agreements outstanding  at  December  30, 1995,  $140  million  subsequently expired through June 29, 1996.
**************************************************************************
                                                                       13.
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued)

In January 1996, Textron acquired Xact Products, Inc., a precision-formed metal parts manufacturer based in Michigan and in April 1996, it acquired Valois Industries (which has been re-named Textron Industries, S.A.), a Paris-based manufacturer of engineered fastening systems, for an aggregate of approximately $256 million.

In early July 1996, Textron acquired Klauke, a German manufacturer of electrical connectors, sleeves, and battery-powered tools for the utility and electrical contracting markets and the UK-based washer systems business of Valeo Wiper Systems Ltd, a division of France-based Valeo S.A., for an aggregate of approximately $50 million.

Management believes that the Textron Parent Company Borrowing Group will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations
- --including    dividends   received   from   Textron's    finance
operations-- will continue to be more than sufficient to meet its operating needs and to finance growth.

Finance subsidiaries: The finance subsidiaries paid dividends  of
$64  million  and  $58  million to  the  Textron  Parent  Company
Borrowing Group during the six month periods ended June 29,  1996 and July 1, 1995,  respectively.

During the first half of 1996, the finance subsidiaries had $180 million of interest rate exchange agreements expire and $283 million of interest rate exchange agreements go into effect. These agreements, which have a weighted average original term of two years and expire through 1999, had the effect of fixing the rate of interest at approximately 7.7% on $283 million of variable rate borrowings at June 30, 1996.

Results  of  Operations - Three months ended June  29,  1996  vs.
Three months ended July 1, 1995

Textron reported second quarter 1996 earnings per share from continuing operations of $1.44 per share, up 17% from the 1995 amount of $1.23. Income from continuing operations in 1996 of $125 million was up from $107 million for 1995. Revenues increased 12% to $2.4 billion in 1996 from $2.1 billion in 1995. Net income was $125 million versus $121 million in 1995.

The  Aircraft segment's revenues decreased $13 million (2%),  due to  lower revenues at Bell Helicopter.  However, income increased
$2   million   (3%),  principally  at  Cessna   Aircraft.    Bell
Helicopter's  revenues decreased primarily as a result  of  lower sales  of  military  helicopters  to  the  U.S.  Government  ($62 million)  and  lower  revenues on  the  V-22  EMD  contract  ($32 million).  Bell's income decreased, slightly, as a result of  the lower revenues and higher product development expenses related to new  helicopter models ($2 million).  Cessna's revenues increased primarily  as  a  result of higher sales  of  business  jets  and utility turboprop aircraft.  Its income increased as a result  of
the   higher   revenues,  partially  offset  by  higher   product
development and selling and administrative expenses  due  to  the introduction and support of new products.
***************************************************************************
                                                                        14.
Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)

The Automotive segment's revenues and income increased $51 million (13%) and $6 million (17%), respectively. The revenue increase was due principally to higher North American automotive production, particularly from the improved volume of light trucks at Chrysler. Income increased on the higher volume and improved operating performance.

The Industrial segment's revenues increased $211 million (60%) and income increased $19 million (46%). These increases were due principally to higher sales in the fastening systems business ($187 million), reflecting the acquisitions of Elco Industries, Friedr. Boesner GmbH, and Textron Industries S.A. In addition, income increased at E-Z-GO as a result of higher sales of golf cars and improved operating performance.

The Systems and Components segment's revenues and income decreased $33 million (12%) and $3 million (13%), respectively. The decrease in revenues was principally due to reduced shipments on certain U.S. Government and commercial aerospace contracts.

The Finance segment's revenues increased $30 million (6%), while income increased $8 million (9%). AFS' revenues increased $26 million, primarily as a result of an increase in yields on finance receivables and an increase in earned premiums in both the finance-related and the independent insurance operations. Its income increased $5 million due to those factors, a decrease in the average cost of borrowed funds and an increase in investment income due to a higher level of invested assets. This favorable impact was partially offset by an increase in the ratio of net credit losses to average finance receivables and an increase in the ratio of insurance losses to earned insurance premiums in AFS' independent insurance operations. TFC's income increased $3 million on higher revenues of $4 million, due to a higher level of average finance receivables, higher fee income, principally due to increased arrangement fee income and late charges, and a decrease in the average cost of borrowed funds. These favorable factors were partially offset by a higher provision for loan losses, principally due to higher charge-offs in the equipment portfolio.

Corporate expenses and other - net increased $8 million, due principally to the reclassification of certain nondebt related expense from the interest expense line ($5 million). Interest expense - net for the Textron Parent Company Borrowing Group decreased $15 million due to the reclassification and lower average debt, due principally to the payment of debt with the proceeds from the issuance of preferred securities in February 1996.

Results of Operations - Six months ended June 29, 1996 vs. Six months ended July 1, 1995

Textron reported first half 1996 earnings per share from continuing operations of $2.70 per share, up 16% from the 1995 amount of $2.33. Income from continuing operations in 1996 of $234 million was up from $202 million for 1995. Revenues increased 10% to $4.6 billion in 1996 from $4.2 billion in 1995. Net income was $160 million versus $230 million in 1995.

The  Aircraft segment's revenues and income increased $71 million
(6%)  and  $14  million (13%), respectively.   Bell  Helicopter's
revenues  decreased  primarily as a  result  of  lower  sales  of
***************************************************************************
                                                                        15.
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

military helicopters to the U.S. Government ($76 million) and lower revenues on the V-22 program ($12 million), partially offset by higher domestic and international helicopter sales, including increased deliveries on the Canadian Forces contract ($46 million). Bell's income increased as a result of lower product development expenses related to new helicopter models and additional income on the V-22 program, partially offset by lower income related to the decreased revenues. Cessna's revenues increased primarily as a result of the higher sales of business jets and utility turboprop aircraft. Its income increased as a result of the higher revenues, partially offset by higher product development and selling and administrative expenses due to the introduction and support of new products.

The Automotive segment's revenues and income increased $42 million (5%) and $7 million (10%), respectively. Despite overall lower North American automotive production and the impact of a strike at certain General Motors' plants in the first quarter 1996, revenues increased as a result of improved volume of light trucks at Chrysler as well as a ramp-up in sales at Textron's Saltillo, Mexico facility. Income increased as a result of the higher revenues and improved operating performance.

The Industrial segment's revenues and income increased $301 million (43%) and $25 million (30%), respectively. These increases were due principally to higher sales in the fastening systems business ($264 million), reflecting the acquisitions of Elco Industries, Friedr. Boesner GmbH, and Textron Industries S.A. In addition, income increased at E-Z-GO as a result of higher sales of golf cars and better operating performance, while revenues and income decreased at Speidel, due to lower retail demand for certain products.

The Systems and Components segment's revenues and income decreased $52 million (10%) and $4 million (10%), respectively. The decrease in revenues was principally due to reduced shipments on certain U.S. Government and commercial aerospace contracts.

The Finance segment's revenues increased $69 million (7%), while income increased $12 million (7%).  AFS' revenues increased  $61 million,  primarily  as  a result of an increase  in  yields  on finance receivables (18.59% in the first half 1996 vs. 17.88% in the  first half 1995) and an increase in earned premiums in both the  finance-related  and the independent insurance  operations.
Its income increased $8 million due to those factors, a decrease in  the average cost of borrowed funds (6.95% in the first  half
1996  vs.  7.41%  in  the first half 1995) and  an  increase  in investment  income  due to a higher level  of  invested  assets.
This favorable impact was partially offset by an increase in the ratio of net credit losses to average finance receivables (2.64%
in  the first half 1996 vs. 1.89% in the first half 1995) and an increase  in  the ratio of insurance losses to earned  insurance
premiums  in AFS' independent insurance operations.   Throughout
the first six months of 1996, economic conditions have continued
to  burden  the  consumer finance customer  and,  as  a  result, receivable volume has been negatively affected and delinquencies and  net  credit  losses  have remained higher  than  historical norms.  TFC's income increased $4 million on higher revenues  of
$8   million  ,  due  to  a  higher  level  of  average  finance receivables  ($3.019 billion in the first half 1996  vs.  $2.804 billion  in the first half 1995), higher fee income, principally due to increased arrangement fee income and late charges, and  a decrease
***************************************************************************
                                                                        16.
Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)

in  the average cost of borrowed funds (6.24%  in  the
first  half  1996  vs.  6.68% in the first  half  1995).   These
favorable factors were partially offset by a higher provision for loan losses, principally due to higher charge-offs in the equipment portfolio and reserve strengthening.

Corporate expenses and other - net increased $15 million, due principally to the reclassification of certain nondebt related expense from the interest expense line ($11 million) and a pretax charge related to the early redemption of debt ($2 million). Interest expense - net for the Textron Parent Company Borrowing Group decreased $27 million due to the reclassification, a lower average cost of borrowing and lower average debt, due in part to the payment of debt from the proceeds from the sale of preferred securities in February 1996.

***************************************************************************
                                                                    17.
                  PART II.   OTHER INFORMATION



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At Textron's annual meeting of shareholders held on April 24, 1996, the following items were voted upon:

        1. The following persons were elected to serve as directors in Class III for three year terms expiring in 1999 and received the votes listed. There were no abstentions or broker non-votes applicable to the election of directors:

            Name                  For               Withheld
            H. Jesse Arnelle      70,607,265        3,028,683
            Brian H. Rowe         70,632,670        3,003,278
            Sam F. Segnar         70,566,159        3,069,789
            Jean H. Sisco         70,492,241        3,143,707
            Martin D. Walker      70,673,894        2,962,054


            The following directors have terms of office which continued after the meeting: Lewis B. Campbell, R. Stuart Dickson, Paul E. Gagne, James F. Hardymon, John
            D. Macomber, Barbara Scott Preiskel, John W. Snow and Thomas B. Wheeler.

         2. The appointment of Ernst & Young LLP as Textron's
            independent auditors for     1996 was ratified  by  the
            following vote:

            For           Against      Abstain      Broker Non-Votes
            72,872,608    441,195      322,145             0

         3. A  shareholder resolution recommending  that
            all future non-employee directors not be granted pension benefits and that current non-employee directors voluntarily relinquish their pension benefits was defeated by the following vote:

            For           Against      Abstain       Broker Non-Votes
            27,667,951    39,363,499   1,893,135     4,711,363

*****************************************************************************
                                                                         18.

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

             27   Financial  Data Schedule (filed electronically only)

        (b)  Reports on Form 8-K

             During the quarter ended June 29, 1996, Textron filed the following reports on Form 8-K:

             (i) Current Report on Form 8-K filed with the Securities and Exchange Commission dated May 2, 1996, reporting, under Item 5 (Other Events) and
             Item 7 (Exhibits), (a) information regarding the proposed sale to Provident Companies, Inc. of all the outstanding shares of The Paul Revere Corporation, 83% of which are owned by Textron, and
             (b) that Textron had restated its financial statements for each of the previous three fiscal years to reflect The Paul Revere Corporation as a discontinued operation.

             (ii)  Current  Report on Form 8-K/A filed  with  the
             Securities  and Exchange Commission  dated  May  17,
             1996,  amending  the above mentioned Current  Report
             on   Form  8-K  to  revise  certain  financial  data
             included therein.
***************************************************************************

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TEXTRON INC.

Date:   August 12, 1996                s/R. L. Yates
                                       R. L. Yates
                                       Vice President and Controller
                                       (principal accounting officer)
***************************************************************************

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

***************************************************************************