Form 10-Q
period 1996-09-28
TEXTRON INC
filed 1996-11-12
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                 _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934
    For the fiscal quarter ended September 28, 1996
    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES AND  EXCHANGE ACT OF 1934

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

                                                  Yes  X No


        Common stock outstanding at October 26, 1996 - 82,686,000 shares




Item 1.   FINANCIAL STATEMENTS

                                  TEXTRON INC.
                  Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)

                                                          Three Months Ended                  Nine Months Ended
                                                    September 28,      September 30,    September 28,       September 30,
                                                       1996              1995              1996               1995
Revenues
Manufacturing sales                               $  1,722         $ 1,558           $  5,289            $  4,763
Finance revenues                                       526             499              1,557               1,461
    Total revenues                                   2,248           2,057              6,846               6,224
Costs and expenses
Cost of sales                                        1,395           1,276              4,308               3,905
Selling and administrative                             335             310              1,008                 918
Interest                                               183             197                549                 608
Provision for losses on collection of
  finance receivables, less recoveries                  59              42                 166                120

Other                                                   69              59                208                 166
    Total costs and expenses                         2,041           1,884              6,239               5,717
Income from continuing operations before
  income taxes and distributions on
  preferred securities of subsidiary trust             207             173                607                 507
Income taxes                                          (81)            (69)              (237)               (201)
Distributions on preferred securities of
  subsidiary trust, net of income taxes                (6)               -               (16)                   -
Income from continuing operations                      120             104                354                 306
Discontinued operation, net of income
  taxes:
  Income from operations                                 -              18                 16                  46
  Estimated loss on disposal                         (155)               -              (245)                   -
                                                     (155)              18              (229)                  46
Net income (loss)                                 $   (35)         $   122            $   125             $   352
Per common share:
  Income from continuing operations               $    1.40        $    1.20         $    4.10            $  3.52
  Discontinued operation                              (1.81)             .21             (2.65)               .53
  Net income (loss)                               $    (.41)       $    1.41         $    1.45           $   4.05
Average shares outstanding*                       85,790,000       86,692,000        86,296,000          86,857,000
Dividends per share:
  $2.08 Preferred stock, Series A                      $.52            $.52              $1.56              $1.56
  $1.40 Preferred stock, Series B                      $.35            $.35              $1.05              $1.05
  Common stock                                         $.44            $.39              $1.32              $1.17

* Average shares outstanding assume full conversion of preferred stock and exercise of options.
See notes to consolidated financial statements.
Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                     Consolidated Balance Sheet (unaudited)

(In millions)                                                           September 28,           December 30,
                                                                             1996                   1995
Assets
Cash                                                                   $    169              $     84
Investments                                                                 789                   778
Receivables - net:
  Finance                                                                 9,510                 9,362
  Commercial and U.S. Government                                            859                   777
                                                                         10,369                10,139
Inventories                                                               1,303                 1,284
Property, plant and equipment, less accumulated
  depreciation of $1,633 and $1,585                                       1,473                 1,373
Goodwill, less accumulated amortization of $390 and
  $347                                                                    1,590                 1,491
Investment in discontinued operation, less estimated net
  loss on disposal in 1996                                                  799                 1,161
Other (including net prepaid income taxes)                                1,543                 1,384
 Total assets                                                          $ 18,035              $ 17,694
Liabilities and shareholders' equity
Liabilities
Accounts payable                                                       $    759              $    684
Accrued postretirement benefits other than pensions                         827                   919
Other accrued liabilities (including income taxes)                        2,660                 2,468
Debt:
  Textron Parent Company Borrowing Group                                  1,704                 1,774
  Finance subsidiaries                                                    8,515                 8,437
                                                                         10,219                10,211
  Total liabilities                                                      14,465                14,282
Textron-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely Textron
  junior subordinated debt securities                                       483                     -
Shareholders' equity
Capital stock:
  Preferred stock                                                            14                    15
  Common stock*                                                              12                    12
Capital surplus                                                             776                   750
Retained earnings                                                         2,878                 2,864
Other (primarily currency translation and securities valuation
  adjustments)                                                              (8)                   129
                                                                          3,672                 3,770
  Less cost of treasury shares                                              585                   358
  Total shareholders' equity                                              3,087                 3,412
  Total liabilities and shareholders' equity                           $ 18,035              $ 17,694

*Common shares outstanding                                             82,825,000             84,935,000

                 See notes to consolidated financial statements.


Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Consolidated Statement of Cash Flows (unaudited)
                                  (In millions)
                                                                                          Nine Months Ended
                                                                                   September 28,      September 30,
                                                                                        1996               1995
 Cash flows from operating activities:
 Income from continuing operations                                                  $  354              $  306
 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization                                                      286                 252
    Provision for losses on receivables                                                168                 125
    Changes in assets and liabilities excluding those related to acquisitions and divestitures:
        Increase in commercial and U.S. Government receivables                         (8)                (89)
        Increase in inventories                                                      (150)                (32)
        Increase (decrease) in other assets                                          (105)                  68
        Increase (decrease) in accounts payable                                       (16)                   7
        Increase (decrease) in accrued liabilities                                     176                (88)
    Other - net                                                                       (83)                  54
    Cash provided by operating activities of continuing operations                     622                 603
    Cash provided by operating activities of discontinued operation                    382                 334
    Net cash provided by operating activities                                        1,004                 937
 Cash flows from investing activities:
 Purchases of investments                                                            (204)               (155)
 Proceeds from disposition of investments                                              143                  61
 Maturities and calls of investments                                                    41                  43
 Finance receivables:
  Originated or purchased                                                           (4,874)             (4,703)
  Repaid or sold                                                                     4,657               4,199
 Cash used in acquisitions                                                           (172)                (40)
 Proceeds from sale of business                                                        180                   -
 Capital expenditures                                                                (215)               (195)
 Other investing activities - net                                                     (25)                  15
    Cash used by investing activities of continuing operations                       (469)               (775)
    Cash used by investing activities of discontinued operation                      (405)               (355)
    Net cash used by investing activities                                            (874)              (1,130)
 Cash flows from financing activities:
 Increase (decrease) in short-term debt                                                230                (46)
 Proceeds from issuance of long-term debt                                            1,222               2,347
 Principal payments on long-term debt                                               (1,648)             (1,917)
 Issuance of Textron-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely Textron junior subordinated debt securities          483                   -
 Proceeds from exercise of stock options                                                29                  32
 Purchases of Textron common stock                                                   (239)                (93)
 Purchases of Textron common stock from Paul Revere                                   (34)                (22)
 Dividends paid                                                                      (111)               (100)
    Cash provided (used) by financing activities of continuing operations             (68)                 201
    Cash provided by financing activities of discontinued operation                      8                  21
    Net cash provided (used) by financing activities                                  (60)                 222
 Net increase in cash                                                                   70                  29
 Elimination of cash flow of discontinued operation                                     15                   -
 Cash at beginning of period                                                            84                  49
 Cash at end of period                                                              $  169              $   78

See notes to consolidated financial statements.

                                  TEXTRON INC.
             Notes to Consolidated Financial Statements (unaudited)

Note 1:   Basis of presentation

          The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 30, 1995 and Current Report on Form 8-K/A dated May 17, 1996. The financial statements reflect all adjustments (consisting only of normal recurring adjustments, and the recording of the estimated loss on disposal of Paul Revere) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at September 28, 1996, and its consolidated results of operations for each of the respective three and nine month periods ended September 28, 1996 and September 30, 1995 and consolidated cash flows for each of the nine month periods ended September 28, 1996 and September 30, 1995. The results of operations for the nine months ended September 28, 1996 are not necessarily indicative of results for the full year. Textron has restated its financial statements for prior periods as presented herein to treat Paul Revere, an 83.3% owned subsidiary, as a discontinued operation.

          Discontinued operation

          On April 29, 1996, Textron announced that The Paul Revere Corporation, an 83.3% owned subsidiary, had entered into an agreement with Provident Companies, Inc. whereby Provident will acquire all of the outstanding shares of Paul Revere's common stock. For its Paul Revere shares, Textron would receive approximately $20 per share in cash and $6 per share in Provident common stock. (The number of shares of Provident common stock to be received will be determined in accordance with an exchange ratio based upon closing prices of Provident common stock prior to the closing of the transaction, subject to certain limitations.)

          On November 6, 1996, Textron announced certain modifications to this agreement. Based on the $41 5/8 closing price of Provident's stock on November 8, 1996, Textron would own approximately 5.9 million of Provident shares had the closing occurred on that date. Under the revised agreement, Textron agreed to provide additional capital to Paul Revere, the amount of which will depend upon a final determination of the required levels of Paul Revere's statutory reserves, subject to certain limits. Textron also agreed to grant certain other concessions to Provident.

          As a result of the revised agreement, Textron recorded in its financial statements an additional loss from discontinued operation in the third quarter of 1996 of $155 million. The total loss of $245 million for the nine months ended September 28, 1996 is net of Textron's share of Paul Revere's estimated net loss for the period April 1996 through the expected closing date (approximately $165 million).

          The transaction remains subject to the regulatory review process relating to the joint proxy/prospectus being prepared for the required vote of the shareholders of Provident and Paul Revere, and remains subject to the approval of the Commonwealth of Massachusetts Division of Insurance. The transaction is targeted to close early in the first quarter of 1997.

          Paul Revere's revenues for the three month periods ended September 30, 1996 and September 30, 1995 were $398 million and $368 million, respectively, and for the nine month periods ended on those dates were $1.2 billion and $1.1 billion, respectively.

Note 2:   Inventories

                                                          September 28,    December 30,
                                                              1996             1995
                                                                  (In millions)
          Finished goods                                   $ 371             $ 352
          Work in process                                    825               911
          Raw materials                                      273               217
                                                           1,469             1,480
          Less progress payments and customer deposits       166               196
                                                           $1,303            $1,284


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

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 5:   Financial information by borrowing group (continued)
TEXTRON PARENT COMPANY BORROWING GROUP
(unaudited) (In millions)

                                                       Three Months Ended                   Nine Months Ended
                                                  September 28,      September 30,    September 28,       September 30,
Statement of Income                                    1996              1995              1996               1995
Sales                                              $1,722          $1,558             $5,289              $4,763
Costs and expenses
Cost of sales                                       1,395           1,276              4,308               3,905
Selling and administrative                            182             159                548                 474
Interest                                               36              46                111                 148
  Total costs and expenses                          1,613           1,481              4,967               4,527
                                                      109              77                322                 236
Pretax income of finance subsidiaries                  98              96                285                 271
Income from continuing operations before
  income taxes and distributions on preferred
  securities of subsidiary trust                      207             173                607                 507
Income taxes                                         (81)            (69)              (237)               (201)
Distributions on preferred securities of sub-
  sidiary trust, net of income taxes                  (6)               -               (16)                   -
Income from continuing operations                     120             104                354                 306
Discontinued operation, net of income taxes:
  Income from operations                                -              18                 16                  46
  Estimated loss on disposal                        (155)               -              (245)                   -
                                                    (155)              18              (229)                  46
Net income (loss)                                  $ (35)          $  122             $  125              $  352

                                                                        September 28,           December 30,
Balance Sheet                                                                1996                   1995
Assets
Cash                                                                    $ 127                  $  56
Receivables - net                                                         859                    777
Inventories                                                             1,303                  1,284
Investments in finance subsidiaries                                     1,554                  1,475
Property, plant and equipment - net                                     1,395                  1,297
Goodwill, less accumulated amortization of $267 and $233                1,450                  1,344
Investment in discontinued operation, less estimated net loss on          799                  1,161
  disposal in 1996
Other (including net prepaid income taxes)                              1,311                  1,177
  Total assets                                                          $8,798                 $8,571
Liabilities and shareholders' equity
Accounts payable and accrued liabilities (including income taxes)       $3,524                 $3,385
Debt                                                                    1,704                  1,774
Textron-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt
  securities                                                              483                      -
Shareholders' equity                                                    3,087                  3,412
  Total liabilities and shareholders' equity                            $8,798                 $8,571

Item 1.  FINANCIAL STATEMENTS (Continued)
Note 5:  Financial information by borrowing group (continued)
TEXTRON PARENT COMPANY BORROWING GROUP
(unaudited) (In millions)

                                                                                   Nine Months Ended
                                                                        September 28,           September 30,
Statement of Cash Flows                                                      1996                   1995
Cash flows from operating activities:
Income from continuing operations                                       $ 354                  $ 306
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Undistributed earnings of finance subsidiaries                      (80)                   (78)
     Depreciation and amortization                                        188                    165
     Deferred income taxes                                                (8)                     24
     Changes in assets and liabilities excluding those related to acquisitions and divestitures:
        Increase in receivables                                           (8)                   (89)
        Increase in inventories                                         (150)                   (32)
        Decrease (increase) in other assets                              (95)                     41
        Increase (decrease) in accounts payable and accrued
         liabilities                                                      137                   (64)
     Other - net                                                            3                     53
        Net cash provided by operating activities                         341                    326
Cash flows from investing activities:
Capital expenditures                                                    (197)                  (180)
Cash used in acquisitions                                               (172)                      -
Proceeds from sale of business                                            180                      -
Other investing activities - net                                         (24)                   (13)
        Net cash used by investing activities                           (213)                  (193)
Cash flows from financing activities:
Decrease in short-term debt                                              (46)                    (1)
Proceeds from issuance of long-term debt                                  808                    810
Principal payments on long-term debt                                    (947)                  (722)
Issuance of Textron-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior
  subordinated debt securities                                            483                      -
Proceeds from exercise of stock options                                   29                      32
Purchases of Textron common stock                                       (239)                   (93)
Purchases of Textron common stock from Paul Revere                       (34)                   (22)
Dividends paid                                                          (111)                  (100)
        Net cash used by financing activities                            (57)                   (96)
Net increase in cash                                                       71                     37
Cash at beginning of period                                                56                     20
Cash at end of period                                                   $ 127                  $  57

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 5:   Financial information by borrowing group (continued)
FINANCE SUBSIDIARIES
(unaudited) (In millions)

                                                          Three Months Ended                  Nine Months Ended
                                                  September 30,      September 30,    September 30,       September 30,
Statement of Income                                    1996              1995              1996               1995
Revenues                                            $ 526           $   499            $1,557              $1,461
Costs and expenses
Selling and administrative                            153              151               460                 444
Interest                                              147              151               438                 460
Provision for losses on collection of
  finance receivables, less recoveries                 59               42               166                 120

Other                                                  69               59               208                 166
   Total costs and expenses                           428              403             1,272               1,190
Income before income taxes                             98               96               285                 271
Income taxes                                         (38)             (38)             (112)               (106)
Net income                                         $   60          $    58            $  173              $  165

                                                                        September 30,           December 31,
Balance Sheet                                                                1996                   1995
Assets
Cash                                                                   $   42                 $   28
Investments                                                               779                    771
Finance receivables - net                                               9,514                  9,370
Other                                                                     689                    657
   Total assets                                                        $11,024                $10,826
Liabilities and equity
Accounts payable and accrued liabilities (including income
  taxes)                                                               $  955                 $  914
Debt                                                                    8,515                  8,437
Equity                                                                  1,554                  1,475
   Total liabilities and equity                                        $11,024                $10,826

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                     Revenues and Income by Business Segment
                                  (In millions)

                                                          Three Months Ended                  Nine Months Ended
                                                  September 28,      September 30,    September 28,       September 30,
                                                       1996              1995              1996               1995
REVENUES
MANUFACTURING:
  Aircraft                                         $  610          $  609                 $    1,858      $1,786
  Automotive                                          365             349                      1,229       1,171
  Industrial                                          518             324                      1,521       1,026
  Systems and Components                              229             276                      681           780
                                                    1,722           1,558                      5,289       4,763

FINANCE                                               526             499                     1,557        1,461
Total revenues                                     $2,248          $2,057                 $    6,846      $6,224
INCOME
MANUFACTURING:
  Aircraft                                         $   69          $   66                 $    188        $  171
  Automotive                                           28              26                      108            99
  Industrial                                           53              36                      162           120
  Systems and Components                               23              24                      61             66
                                                      173             152                      519           456

FINANCE                                                98              96                      285           271

Segment operating income                              271             248                      804           727
Corporate expenses and other - net                   (28)           (29)                       (86)          (72)
Interest expense - net                               (36)            (46)                      (111)       (148)
Income from continuing operations
  before income taxes and
  distributions on preferred
  securities of subsidiary trust                   $  207          $  173                 $    607        $  507

Financial Condition

Textron Parent Company Borrowing Group: During the nine months ended September 28, 1996, the Textron Parent Company Borrowing Group's operating activities provided cash of $341 million versus $326 million during the corresponding period of 1995. Operating cash flows for 1996 were affected by income from continuing operations partially offset by inventory buildups at the Aircraft divisions related to the Citation X aircraft and certain helicopter models. The Group's debt decreased as cash provided by operations, the issuance of preferred securities, and the sale of Textron Aerostructures exceeded cash used for (a) financing acquisitions, (b) repurchases of Textron common stock, (c) capital expenditures, and (d) payments of dividends.

During the nine months ended September 30, 1995, the Group's operating activities provided cash of $326 million versus $357 million during the corresponding period of 1994. The decrease in 1995 was principally due to an increase in receivables and inventory due principally to increased business and a decrease in accrued liabilities due to increased tax payments, partially offset by reductions in cash value of company-owned life insurance (approximately $90 million).

On February 1, 1996, a new shelf registration statement became effective, covering, in addition to the remaining unused $211 million of unsecured debt securities previously registered, an aggregate amount of $800 million of (a) debt issuable by Textron and (b) preferred securities issuable by entities formed by Textron on behalf of which Textron would provide certain guarantees. On February 9, 1996, a trust sponsored by Textron issued $500 million of such preferred securities, the proceeds of which were invested by the trust in Textron's newly issued 7.92% Junior Subordinated Deferrable Interest Debentures, due 2045. The proceeds from the issuance of the debentures were initially used by Textron for the repayment of long-term borrowings. Textron had $511 million available at September 28,1996 under its shelf registration statements filed with the Securities and Exchange Commission.

The Textron Parent Company Borrowing Group's credit facilities not used or reserved as support for outstanding commercial paper or bank borrowings at September 28,1996 were $880 million.

In July 1996, Textron entered into a five year multi-currency credit agreement with 14 banks for $350 million to be used for its foreign operations, of which $60 million was available at September 28, 1996.

Of the Textron Parent Company Borrowing Group's $602 million principal notional amount of interest rate exchange agreements outstanding at December 30, 1995, $140 million subsequently expired through September 28,1996.

During the nine months ended September 28, 1996, Textron acquired (a) Xact Products, Inc., a precision-formed metal parts manufacturer based in Michigan,
(b) Valois Industries (which has been re-named Textron Industries, S.A.), a Paris-based manufacturer of engineered fastening systems, (c) Klauke, a German manufacturer of electrical connectors, sleeves, and battery-powered tools for the utility and electrical contracting markets, (d) the UK-based washer systems business of Valeo Wiper Systems Ltd, a division of France-based Valeo S.A., and
(e) The Bunton Company, a Louisville, Kentucky-based manufacturer of rotary lawn-care equipment for commercial markets for an aggregate of approximately $315 million.

On September 9, 1996, Textron sold its Aerostructures division for $180 million in cash plus a subordinated note. The transaction resulted in no book gain or loss to Textron. Proceeds from the sale will be used to finance acquisitions and repurchase Textron common shares.

On November 6, 1996, Textron announced that the April 1996 agreement with Provident Companies, Inc. has been revised. As a result of modifications relating to capital and other considerations under the revised agreement,
Textron   will  provide  additional  capital  to  Paul  Revere  upon   a   final
determination of the required levels of Paul Revere's statutory reserves, subject to certain limits. See Note 1 to the consolidated financial statements for additional information.

On   November  7,  1996,  Textron announced that  it  has  signed  a  definitive agreement to acquire Bonn, Germany-based Kautex Werke Reinold Hagen AG, a supplier of blow-molded plastic automotive systems and components. Textron will acquire the worldwide Kautex Group from Klockner-Werke AG for approximately $300 million in cash. The transaction, which is subject to European Commission, U.S. and Canadian regulatory approvals, is expected to be completed in early 1997.

Textron has approximately two million shares remaining under a prior five million share repurchase program authorization. In September 1996, Textron's Board of Directors authorized the repurchase of an additional five million shares of common stock under its shares repurchase program.

Management believes that the Textron Parent Company Borrowing Group will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations --including dividends received from Textron's finance operations-- will continue to be more than sufficient to meet its operating needs and to finance growth.

Finance subsidiaries: The finance subsidiaries paid dividends of $93 million and $87 million to the Textron Parent Company Borrowing Group during the nine month periods ended September 30, 1996 and September 30, 1995, respectively.

During the nine months ended September 30, 1996, the finance subsidiaries had $246 million of interest rate exchange agreements expire and $368 million of interest rate exchange agreements go into effect. The new agreements, which have a weighted average original term of 2.1 years and expire through 1999, had the effect of fixing the rate of interest at approximately 7.83% on $368 million of variable rate borrowings at September 30, 1996.

Results of Operations - Three months ended September 28, 1996 vs. Three months ended September 30, 1995

Textron reported third quarter 1996 earnings per share from continuing operations of $1.40 per share, up 17% from the 1995 amount of $1.20. Income from continuing operations in 1996 of $120 million was up from $104 million for 1995. Revenues increased 9% to $2.2 billion in 1996 from $2.1 billion in 1995.

On November 6, 1996, Textron announced that the April 1996 agreement with Provident Companies, Inc. has been revised. As a result of the revised agreement, Textron recorded in its financial statements an additional loss from discontinued operation in the third quarter of 1996 of $155 million ($1.81 loss per share). See Note 1 to the consolidated financial statements for additional information.

The Aircraft segment's revenues approximated 1995's level, while income increased $3 million (5%). Bell Helicopter's revenues and income decreased, primarily as a result of lower sales of military helicopters to the U.S. Government ($32 million) and lower revenues on the V-22 program ($36 million). These decreases were partially offset by higher commercial helicopter sales ($12 million). Cessna's revenues and income increased primarily as a result of higher sales of business jets and utility turboprop aircraft.

The Automotive segment's revenues and income increased $16 million (5%) and $2 million (8%), respectively, due primarily to higher overall North American automotive production, particularly from the improved volume of light trucks at Chrysler.

The Industrial segment's revenues increased $194 million (60%) and income increased $17 million (47%). These increases were due principally to higher sales in the fastening systems business ($170 million), reflecting the acquisitions of Elco Industries, Friedr. Boesner GmbH, and Textron Industries, S.A. In addition, income increased at E-Z-GO as a result of higher sales of golf cars and improved operating performance.

The Systems and Components segment's revenues and income decreased $47 million (17%) and $1 million (4%), respectively. The decreases were principally due to reduced shipments on certain U.S. Government and commercial aerospace contracts and the impact of the divestiture of the Textron Aerostructures division as of September 6, 1996.

The Finance segment's revenues increased $27 million (5%), while income increased $2 million (2%). AFS' revenues increased $21 million, primarily as a result of an increase in yields on finance receivables, an increase in earned premiums in both the finance-related and the independent insurance operations, and an increase in capital gains, due primarily to a higher volume of sales in the bond investment portfolio. Its income was equal to 1995's level due to those factors and a decrease in the average cost of borrowed funds, partially offset by an increase in the ratio of net credit losses to average finance receivables and an increase in the ratio of insurance losses to earned insurance premiums in AFS' insurance operations. TFC's income increased $2 million on higher revenues of $6 million, due to a higher level of finance receivables and higher fee income, principally due to increased arrangement fee income and higher prepayment and late charges income, and a decrease in the average cost of borrowed funds, partially offset by a higher provision for loan losses, principally due to higher charge-offs in the equipment portfolio.

Corporate expenses and other - net approximated 1995's level, as lower expenses were partially offset by the reclassification of certain nondebt related expenses from the interest expense line ($4 million). Interest expense - net for the Textron Parent Company Borrowing Group decreased $10 million due to the reclassification and lower average debt, due principally to the payment of debt with the proceeds from the issuance of preferred securities in February 1996.

Results of Operations - Nine months ended September 28, 1996 vs. Nine months ended September 30, 1995

Earnings per share from continuing operations for the nine months were $4.10 per share, up 16% from the 1995 amount of $3.52. Income from continuing operations in 1996 of $354 million was up from $306 million for 1995. Revenues increased 10% to $6.8 billion in 1996 from $6.2 billion in 1995.

As a result of the revised agreement with Provident Companies, Inc., Textron recorded in its financial statements an additional loss from discontinued operation in the third quarter of 1996 of $155 million or a total loss of $245 million ($2.65 loss per share) for the nine months ended September 28, 1996. See Note 1 to the consolidated financial statements for additional information.

The Aircraft segment's revenues and income increased $72 million (4%) and $17 million (10%), respectively. Bell Helicopter's revenues decreased primarily as a result of lower sales of military helicopters to the U.S. Government ($108 million) and lower revenues on the V-22 program ($48 million), partially offset by higher domestic and international helicopter sales, including increased deliveries on the Canadian Forces contract ($58 million). Bell's income approximated 1995's level as additional income on the V-22 program and lower product development expenses related to new helicopter models offset the impact of the lower revenues. Cessna's revenues increased primarily as a result of higher sales of business jets and utility turboprop aircraft. Its income increased as a result of the higher revenues, partially offset by higher product development and selling and administrative expenses due to the introduction and support of new products.

The Automotive segment's revenues and income increased $58 million (5%) and $9 million (9%), respectively. Despite the impact of a strike at certain General Motors' plants in the first quarter 1996, revenues increased as a result of improved volume of light trucks at Chrysler as well as a ramp-up in sales at Textron's Saltillo, Mexico facility. Income increased as a result of the higher revenues and improved operating performance.

The Industrial segment's revenues and income increased $495 million (48%) and $42 million (35%), respectively. These increases were due principally to higher sales in the fastening systems business ($434 million), reflecting the acquisitions of Elco Industries, Friedr. Boesner GmbH and Textron Industries, S.A. In addition, income increased at E-Z-GO as a result of higher sales of golf cars and better operating performance.

The Systems and Components segment's revenues and income decreased $99 million (13%) and $5 million (8%), respectively. The decreases were principally due to reduced shipments on certain U.S. Government and commercial aerospace contracts and the impact of the divestiture of the Textron Aerostructures division as of September 6, 1996.

The Finance segment's revenues increased $96 million (7%), while income increased $14 million (5%). AFS' revenues increased $82 million, primarily as a result of an increase in yields on finance receivables (18.58% in the first nine months of 1996 vs. 18.04% in the first nine months of 1995), an increase in earned premiums in both the finance-related and the independent insurance operations and an increase in capital gains, due primarily to a higher volume of sales in the bond investment portfolio. Its income increased $8 million due to those factors, a decrease in the average cost of borrowed funds (6.93% in the first nine months of 1996 vs. 7.35% in the first nine months of 1995) and an increase in investment income due to a higher level of invested assets. This favorable impact was partially offset by an increase in the ratio of net credit losses to average finance receivables (2.74% in the first nine months of 1996 vs. 1.99% in the first nine months of 1995) and an increase in the ratio of insurance losses to earned insurance premiums in AFS' independent insurance operations. The proliferation of credit cards and the resulting increase in the level of consumer debt has not only overburdened the consumer, resulting in higher delinquencies and charge-offs, but has provided the consumer an alternate source of funds, thereby negatively effecting AFS' receivable growth. TFC's income increased $6 million on higher revenues of $14 million , due to a higher level of finance receivables ($3.022 billion in the first nine months of 1996 vs. $2.815 billion in the first nine months of 1995) and higher fee income, principally due to increased arrangement fee income and higher late charges and prepayment income, and a decrease in the average cost of borrowed funds, partially offset by a higher provision for loan losses, principally due to higher charge-offs in the equipment portfolio.

Corporate expenses and other - net increased $14 million, due principally to the reclassification of certain nondebt related expenses from the interest expense line ($18 million). Interest expense - net for the Textron Parent Company Borrowing Group decreased $37 million due to the reclassification and lower average debt, due in part to the payment of debt with the proceeds from the issuance of preferred securities in February 1996.

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

             27  Financial Data Schedule (filed electronically only)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 28, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TEXTRON INC.

Date:     November 12, 1996                    s/R. L. Yates
                                               R. L. Yates
                                               Vice President and Controller
                                               (principal accounting officer)


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