Form 10-K
period 1996-12-28
TEXTRON INC
filed 1997-03-14
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 28, 1996
                  Commission File Number 1-5480
                        Textron Inc.

      (Exact name of registrant as specified in charter)

            Delaware                                 05-0315468
   state or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)
              40 Westminster Street, Providence, R.I. 02903
                               (401) 421-2800
       (Address and telephone number of principal executive offices)
                           ______________
Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange on
         Title of Class                        Which Registered

Common Stock - par value $.125; (83,027,315  New York Stock Exchange
  shares outstanding at February 28, 1997)   Pacific Stock Exchange
  Preferred Stock Purchase Rights            Chicago Stock Exchange

$2.08 Cumulative Convertible Preferred       New York Stock Exchange
  Stock, Series A  - no par value

$1.40 Convertible Preferred Dividend Stock,  New York Stock Exchange
   Series B (preferred only as to
   dividends) - no par value

8.75% Debentures due July 1, 2022            New York Stock Exchange

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

          The aggregate market value of voting stock held by non-affiliates of the registrant is $8,252,124,965 as of February 28, 1997.

            Portions of Textron's Annual Report to Shareholders for the fiscal year ended December 28, 1996 are incorporated by reference in Parts I and II of this Report. Portions of Textron's Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 1997 are incorporated by reference in Part III of this Report.

                              PART I


ITEM 1. BUSINESS OF TEXTRON*

            Textron is a global multi-industry company with operations in five business segments - Aircraft, Automotive, Industrial, Systems and Components, and Finance. A listing of the Divisions within each business segment, including a description of the product lines of each Division, is incorporated herein by reference to pages 54 and 55 of Textron's 1996 Annual Report to Shareholders. Financial information by business segment and geographic area is incorporated herein by reference to pages 23 and 51 of Textron's 1996 Annual Report to Shareholders. Additional information regarding each business segment and Textron in general is set forth below.

Business Segments
      Aircraft. The Aircraft segment consists of Bell Helicopter Textron, The Cessna Aircraft Company and Textron Lycoming. Based on unit sales, Bell is the largest supplier of helicopters, spare parts and helicopter-related services in the world. Since it was founded in 1946, Bell has delivered over 33,000 aircraft to military and civilian customers in over 120 countries. Bell has three military and six civilian helicopter models in current production. Its aircraft are turbine powered, and range in size from the five-place Bell Model 206 series to the Bell Model 412EP aircraft, which carries up to fifteen people.

     Bell's military business includes both U.S. Government and non-U.S. Government customers. There are more helicopters manufactured by Bell in field service in the inventory of the U.S. Government than manufactured by any other helicopter company. Currently, Bell is supplying advanced military helicopters, spare parts and product support to the U.S. and Canadian Governments and to the governments of several countries in the Pacific Rim, Middle East and Europe. Military sales to non-U.S. customers are made only with the concurrence of the U.S. Government.

      Bell is also a leading supplier of commercially-certified helicopters to charter, offshore, utility, corporate, police, fire, rescue and emergency medical helicopter operators. Bell's non-U.S. Government business (including non-U.S. military customers) typically represents 40% to 60% of its annual sales. In 1996, such sales accounted for approximately 60% of Bell's business.

____________________
* Reference herein to "Textron" includes Textron Inc., its divisions and subsidiaries. A Textron "Division" is an operating unit which may be comprised of an unincorporated division of Textron, a subsidiary of Textron, or an unincorporated division of a subsidiary.

      Bell is teamed with the Helicopter Division of the Boeing Company ("Boeing Helicopters") in the development of the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to utilize the benefits of both helicopters and fixed-wing aircraft. Production of V-22 aircraft was started in 1996 upon award of a contract for the first four aircraft. In 1996, Bell and Boeing Helicopters entered into a joint venture to develop a commercial tiltrotor aircraft designated the Model 609. First delivery of this nine-place aircraft is scheduled for 2001.

      In 1996, Bell was also awarded a development contract to upgrade the U.S. Marines' fleet of AH-1W and UH-1N helicopters.

      Bell introduced two new civilian helicopter models in 1996: the single-engine Bell Model 407 (a light helicopter), and the twin-engine intermediate size Bell Model 430. Other commercial products and product improvements continue to be developed.

      In the light and medium helicopter market, Bell has two major U.S. competitors and one major European competitor. Certain of its competitors are substantially larger and more diversified aircraft manufacturers. Bell markets its products worldwide through its own sales force as well as through independent representatives. Price, financing terms, aircraft performance, reliability and product support are significant factors in the sale of helicopters. Bell has developed the world's largest distribution system to sell and support helicopters, serving customers in over 120 countries. Revenues of Bell accounted for approximately 16%, 18% and 16% of Textron's total revenues in 1996, 1995 and 1994, respectively.

      The Cessna Aircraft Company is, based on unit sales, the world's largest manufacturer of light and mid-size business jets and single-engine utility turboprop aircraft. Cessna designs, manufactures and sells general aviation aircraft, aircraft propellers, and related accessories worldwide. Based on units shipped by manufacturers, Cessna's 1996 share of all manufacturers' worldwide sales of light and mid-size jets was approximately 54%.

      Cessna currently has two major product lines, Citation business jets and single-engine turboprop Caravans. In addition, Cessna has reentered the business of manufacturing single-engine piston aircraft, and began deliveries in January 1997.

      Cessna currently produces a family of Citation business jets ranging from the CitationJet to the Citation X. The Citation X is the world's fastest business jet with a maximum operating speed of Mach .92. Certification was completed and customer deliveries of the Citation X began in 1996. In addition, deliveries of the new Citation Bravo and Citation Excel business jets will commence in 1997 and 1998, respectively.

      The Cessna Caravan is the world's best selling utility turboprop. The delivery of the 850th Caravan will occur in early 1997. Caravan deliveries have averaged over 75 aircraft per year since the Caravan's first delivery in 1985. Caravans are used in the United States primarily to carry overnight express package shipments. International uses of Caravans include commuter airlines, relief flights, tourism and freight.

      Cessna markets its products worldwide primarily through its own sales force as well as through a network of authorized independent sales representatives. Cessna has four major competitors for its business jet products, two U.S. and two foreign. Cessna's aircraft compete with other aircraft that vary in size, speed, range, capacity, handling characteristics, and price. Reliability and product support are significant factors in the sale of these aircraft. Cessna provides its business jet operators with factory-direct customer support offering 24 hour a day service and maintenance. More than 40% of the worldwide Citation fleet of more than 2,400 aircraft receive service through Cessna-owned service centers. Cessna Caravan and piston customers receive product support through independently owned service stations and 24 hour spare parts support through Cessna. Revenues of Cessna accounted for approximately 12%, 10% and 10% of Textron's total revenues in 1996, 1995 and 1994, respectively.

     Textron Lycoming, formerly reported as part of the Systems and Components segment, is the world leader in the design, manufacture and overhaul of reciprocating piston aircraft engines serving the worldwide general aviation market. Textron Lycoming sells new products directly to general aviation airframe manufacturers, including Piper Aircraft, Robinson Helicopter, and SOCATA, a division of Aerospatiale, and is the exclusive supplier of engines for Cessna's new product line of single engine aircraft. Aftermarket sales are made to the more than 180,000 existing owners of Textron Lycoming products through a worldwide network of independently owned distributors.

     Textron Lycoming's McCauley Propeller Systems unit is a leader in the general aviation industry. McCauley provides new propellers directly to original equipment manufacturers ("OEMs") and sells parts for service and repairs worldwide through independently-owned distributors. The new Cessna single-engine piston aircraft will use McCauley propellers exclusively.

      Automotive. The Automotive segment, organized under an umbrella organization called Textron Automotive Company ("TAC"), consists of the Textron Automotive Trim Operations, CWC Castings, Kautex, McCord Winn, Micromatic and Randall. These operations sell primarily to automotive OEMs and their suppliers operating in North America and Europe and, to a lesser extent, in Latin America and
Asia.   TAC  is  headquartered in Troy, Michigan and
has over 45 facilities located in the United States, Belgium, Brazil, Canada, China, the Czech Republic, Germany, Mexico, the Netherlands,Portugal, Spain, and the United Kingdom.

      Through its Textron Automotive Trim Operations, TAC is a leading worldwide supplier of automotive interior and exterior plastic components. Interior trim products include instrument panels, door and sidewall trim, airbag doors, consoles, trim components, armrests and headliner systems. During 1996, TAC assumed 100% ownership of Textron Automotive B.V., its former joint venture in the Netherlands for the manufacture of instrument panels and, beginning in 1998, door trim. In addition, TAC's trim facilities manufacture exterior decorative components including painted bumpers and fascia, body side moldings and claddings, fender liners, decorative wheel trim, signal lighting and structural composite bumper beams. Revenues of the Textron
Automotive Trim Operations accounted for 15%, 15% and 16% of Textron's total revenues in 1996, 1995 and 1994, respectively.

      On January 7, 1997, Textron completed the acquisition of Kautex Werke Reinold Hagen AG of Bonn, Germany and the assets of its North American affiliate, Kautex North America, Inc. (collectively "Kautex"). Kautex is a leading manufacturer of blow-molded plastic fuel tank systems and other blow-molded plastic technical parts for OEMs throughout Europe, North America and Brazil. Kautex also manufactures a broad selection of blow-molded plastic containers for a variety of industrial and consumer applications. Kautex's sales in 1996 were approximately $500 million from fifteen plants located close to automotive customers in Germany, Belgium, Brazil, Canada, China, the Czech Republic, Portugal, Spain, the United Kingdom and the United States.

     TAC's other operations manufacture and sell a broad variety of functional components. CWC Castings designs and manufactures engine camshafts and vibration damper components for OEMs and the aftermarket. McCord Winn manufactures seating comfort systems, windshield washer systems and armatures for precision DC motors. In 1996, McCord Winn expanded its washer systems business with the acquisition of Valeo Wiper Systems Limited in Wales (U.K.). Micromatic manufactures machine tools used in the production of automobile engines for precision bore and surface finishing, and spline and gear production. Randall produces fuel filler systems.

     More than 70 vehicle models currently carry parts made by TAC, including Chrysler's Jeep Grand Cherokee, Voyager and Caravan minivans, Ford's Lincoln Town Car and Windstar and Aerostar mini-vans, and GM's Cadillac Seville, Corvette and the Venture, Silhouette and Sintra mini-vans.

       TAC's manufacturing operations are supported by a staff of research and design specialists at TAC's Automotive Technology Center. These specialists have developed new processes and products, many of which are patented, that allow TAC to offer its customers technology driven products and processes. In the plastics and coatings area, TAC is a recognized leader in alternative skin materials (including non-PVC materials), spray urethane and cloth integration, energy management foam  (including
impact and knee bolsters), the development of modular integrated assemblies and vertical body panels, and High Crystalline Polypropylene material for complete mold-in-color interior components. CWC Castings is a leader in the design and manufacture of automotive castings. It has developed a selective austempering heat treatment process for ductile camshafts as well as a vacuum casting system for hollow steel camshafts. McCord Winn is working with OEMs worldwide to develop advanced technologies in areas such as "intelligent" comfort seating systems, brushless motors and carbon commutation for flexible fuel applications. Micromatic machine tools are used for cylindrical form generation and surface finishing.

      In the automotive business, there is often a long lead time from the time a supplier is selected to supply components on a new car model to the time the supplier can begin shipping production parts. During this period, the supplier incurs engineering and development costs. Until recently, the OEMs reimbursed the supplier for these costs as incurred. Within the last few years, the OEMs have begun to require that these costs be recovered in the piece prices charged by the suppliers as the goods are shipped. In addition, automotive OEMs often require "just-in-time" delivery, so the manufacturer has to both plan shipments in advance and hold inventory.

       Automotive OEMs and their suppliers are the principal customers of TAC. The only customers, the loss of which would have a material adverse effect on TAC, are the U.S. and Europe-based automotive OEMs and their first-tier suppliers. However, because of the broad range of products sold to such customers, it is unlikely that such customers would cease all purchases from TAC.

      Each of TAC's businesses faces competition from a number of other manufacturers based primarily on price, quality, reputation and delivery. Although TAC is one of the largest manufacturers offering its range of products and services, it faces strong competition in all of its market segments. Because of the diversity of products and services offered, no single company is a competitor in all market segments. In certain markets, TAC also competes for business with the OEMs' own operations.


      Industrial.  The Industrial segment consists of  three  major
product  groups:   Fastening Systems, Golf and Turf-Care  Products,
and Engineered Products and Components.

      The Fastening Systems Group consists of the Avdel, Camcar, Elco, Textron Aerospace Fasteners (formerly, "Cherry"), Textron Industries (France) and Textron Fastening Systems-Germany Divisions. The Fastening Systems Group manufactures and sells fasteners, fastening systems and installation tools to the aerospace, appliance, automotive, construction, do-it-yourself, electronics, general industrial and transportation markets. Sales are made to a wide range of customers, including OEMs, distributors and consumers. Fasteners manufactured by the Group include rivets, threaded and non-threaded fasteners, cold-formed components, metal stampings, plastic components, and assemblies which  incorporate
such products. Textron acquired Valois Industries (now renamed Textron Industries, S.A.S.), a France-based manufacturer of engineered fastening systems, in April 1996. The German operations of Valois and Boesner (acquired in 1995) were combined to form Textron Fastening Systems-Germany. In 1996, Textron also acquired Xact Products, a Michigan-based manufacturer of metal stampings, which is now part of the Elco operation. In addition, in 1996 certain of Randall's metal stampings operations (previously included in the Automotive segment) were combined with Elco.

      Although the Fastening Systems Group is one of the largest manufacturers of its products and services, there are hundreds of competitors of the Fastening Systems Group ranging from small proprietorships to large multinational companies. As is the case with all Divisions of the Industrial segment, competition is based primarily on price, quality, reputation and delivery. In addition, larger customers of fastening systems tend to procure products and services from the larger suppliers, except for "niche" products which may be sourced from smaller companies. Only the loss of the major OEM automotive customers and their first-tier suppliers would have a material adverse effect on the Fastening Systems Group. However, because of the broad range of products sold to such customers, it is unlikely that such customers will cease all purchases from the Fastening Systems Group.

      The Golf and Turf-Care Products Group consists of the E-Z-GO Division, which manufactures and sells electric and gasoline powered golf cars and multipurpose utility vehicles, and the Jacobsen Division, which manufactures and sells professional mowing and turf maintenance equipment. In 1996, Jacobsen acquired The Bunton Company, a leading manufacturer of commercial lawn mowers. The customers of the Golf and Turf-Care Products Group consist primarily of golf courses, resort communities and commercial and industrial users such as airports and factories. Sales are made directly through factory branches, through a network of distributors and to end-users. Many sales of golf and turf-care equipment (both at the distributor and end-user level) are financed through Textron Financial Corporation, both for marketing purposes and as an additional source of revenue to Textron.

      The Engineered Products and Components Group consists of Divisions manufacturing a wide range of products, including double enveloping worm gear speed reducers, gear motors and gear sets (Cone Drive); powered equipment, electrical test instruments and hand tools (Greenlee); and watch attachments and fashion jewelry (Speidel). In 1996, Greenlee purchased Gustae Klauke GmbH & Co. KG (Remschied), a Germany-based manufacturer of electrical connectors, and its related companies. Products of these Divisions are sold to a wide variety of customers, including OEMs, distributors and end-users. Also included in the Engineered Products and Components Group is HR Textron ("HRT"), formerly reported as part of the Systems and Components segment. HRT designs and manufactures control systems and components for aircraft, armored vehicles, and commercial applications. Its aerospace and defense products are marketed directly to the U.S. Government and OEMs and, in the aftermarket, both directly and through service centers. In January 1997, Textron acquired Zurich, Switzerland-based Maag Pump Systems AG and Milan, Italy-based Maag Italia S.p.A., manufacturers of gears, gear pumps and gear systems.

      Systems and Components. The Systems and Components segment consists of four Divisions which serve both commercial and military customers, primarily in aerospace markets, with an extensive offering of systems, subsystems, components, materials and services.

       Fuel Systems Textron ("FST") designs, manufactures and overhauls gas turbine engine injection and metering devices, fuel distribution valves, and afterburner fuel injection systems for commercial and military aircraft, and industrial, marine, and vehicular markets. OEM sales are made directly to engine manufacturers with aftermarket overhaul and repair services sold directly to domestic end users and through a distributor for international customers. FST invests in the design and development of innovative, proprietary products, with on-site engineering support at customer facilities and an advanced product development facility to extend the customers' own design activities.

      Textron Marine & Land Systems ("TM&LS") is a world leader in the design and construction of advanced technology air cushion vehicles, surface effect ships, high performance search and rescue vessels, light armored combat vehicles, and suspension systems. TM&LS has products operating in over 35 countries. These products are marketed directly in the United States and through sales representatives and distributors internationally. In 1996, deliveries commenced for the Engineering/Manufacturing/Development phase of the U.S. Army's Armored Security Vehicle as a prelude to full production. In addition, a new contract for the development of a Service Life Extension Program for the Landing Craft Air Cushion (LCAC) was received, and the U.S. Coast Guard exercised an option for an additional 20 Motor Lifeboats under an existing production contract.

      Textron Systems is a leading supplier of "smart" munitions, airborne surveillance systems, and automatic aircraft landing systems to the U.S. Department of Defense. Textron Systems also supplies a number of key components and specialty materials for critical defense needs, including infrared detectors, high strength composites, reentry systems and materials, and high power lasers. Once exclusively a supplier to the Department of Defense, Textron Systems now applies its technologies to non-defense markets. Current commercial products include advanced composites for automotive, industrial, sporting goods and aircraft manufacturers; laser ultrasonic systems for industrial control; infrared sensors for medical and industrial applications; fire protection and insulating materials for oil and chemical companies worldwide; and unique decorative materials for automotive and other markets. While Textron Systems sells most of its products directly to its customers, it also sells some products through sales representatives and distributors.

      Turbine Engine Components Textron ("TECT") is one of the world's largest independent suppliers of internal components for gas turbine engines for aircraft and industrial applications. Its products include fan and compressor blades, vanes, shafts, disks, rotors, blisks and other rotating components; the forgings from which those products are machined; and stationary components of turbine engines, such as frames, diffusers, and air collectors. TECT manufactures its products to the specifications of its customers, and most of its sales are made directly to its customers.

      The principal competitive factors affecting sales of the products of the Systems and Components segment are price, quality, customer service, performance, reliability, reputation and existing product base.

      In September 1996, Textron Aerostructures, which designs and manufactures structural assemblies for aircraft and space vehicles, was sold to The Carlyle Group.

      Finance.   The  Finance segment consists  of  Avco  Financial
Services ("AFS") and Textron Financial Corporation ("TFC").

      AFS is primarily engaged in consumer finance and insurance activities. AFS's finance operations mainly involve loans made by the Avco Financial Services Group, consisting of consumer loans which are unsecured or secured by personal property, real estate loans secured by real property, and retail installment contracts, principally covering personal property. AFS's insurance business consists primarily of the sale of credit life, credit disability and casualty insurance, offered through the Avco Insurance Services Group, a significant part of which is directly related to AFS's finance activities. AFS's consumer finance and insurance activities are conducted through its more than 1,200 branch offices located in the United States, Australia, Canada, Hong Kong, New Zealand, Spain and the United Kingdom. In 1996, AFS acquired Tuckahoe Leasing, Inc., a Canadian provider of equipment financing, and Insurex Canada Inc., a provider of insurance premium financing.

      AFS's loan business is regulated by laws that, among other things, can limit maximum charges for loans and the maximum amount and term thereof. Such laws also require disclosure to customers of the interest rate and other basic terms of most credit transactions and give customers a limited right to cancel certain loans and retail installment contracts without penalty. The insurance business is subject to licensing and regulation by state authorities.

      The consumer finance business is highly competitive, with price and service being the principal competitive factors. AFS's competitors include not only other companies operating under consumer loan laws, but also other types of lending institutions not so regulated and usually not limited in the size of their loans, such as companies which finance the sale of their own merchandise or the merchandise of others, industrial banks, the personal loan departments of commercial banks and credit unions. AFS's strongest competition is from commercial banks and credit unions. The interest rates charged by these lenders are usually lower than the rates charged by AFS. AFS's insurance businesses, to the extent not related to AFS's finance activities, compete with many other insurance companies offering similar products. Revenues of AFS accounted for approximately 19%, 20% and 17% of Textron's total revenues in 1996, 1995 and 1994, respectively.

      TFC is a diversified commercial finance company specializing in aircraft, golf and equipment financing and revolving credit arrangements. TFC provides commercial financing for a wide range of customers, including those who purchase or lease Textron products and certain suppliers to Textron Divisions. TFC presently offers its services primarily in the United States and, to a lesser extent, in Europe and Canada, through its 11 business units. Each TFC business unit has a discrete market focus and specific profit objectives and is staffed to provide responsive services to its market. TFC's activities are subject to a variety of federal and state regulations.

      The businesses in which TFC operates are highly competitive. TFC is subject to competition from various types of financing institutions, including banks, leasing companies, insurance companies, independent finance companies associated with manufacturers and finance companies that are subsidiaries of banking institutions. Competition within the commercial finance industry is primarily focused on price and service.

Finance Receivables

The following table presents the Finance segment's outstanding finance receivables by country:


                                      December 31,
                                  1996            1995
                                     (In millions)

United States                    $7,096           $6,750
Canada                            1,079            1,013
Australia                         1,067            1,026
United Kingdom                      692              632
Other countries                     488              473

                                $10,422           $9,894


     At December 31, 1996, finance receivables in the United States represented 68% of Textron's total finance receivables outstanding. At such date, no receivables outstanding in any one state other than California exceeded 8% of the United States portfolio. In California, outstanding receivables represented 15% of the United States portfolio and 10% of the consolidated portfolio.

      The following table presents accruing loans on which one or more installments were more than 60 days past due on a contractual basis (expressed as a percentage of the related gross receivables outstanding):

Years ended              Consumer     Commercial      Total
December, 31               loans        loans         loans

 1996                      3.25%        0.21%         2.32%

 1995                      2.89%        0.24%         2.10%


      The  following  table  shows gross and  net  write-offs,  the percentages which those amounts bear to average finance receivables, and the amount of the provision for losses charged to income:




                            Gross write-offs     Recoveries             Net write-offs
                            Percentage              from                   Precentage    Provision
                            of average           receivables               of average    for losses
                            finance               previously               finance
                   amount   receivables           written off   amount     receivables

Years ended
December 31,
(In millions)

   1996
        Consumer   $230        3.3%                  $36          $194         2.8%          $203
        Commercial   30        1.0%                    3            27         0.9%            27
                   $260        2.6%                  $39          $221         2.2%          $230

   1995
        Consumer   $177        2.6%                  $33          $144         2.1%          $149
        Commercial   25        0.9%                    4            21         0.7%            20
                   $202        2.1%                  $37          $165         1.7%          $169

   1994
        Consumer   $142        2.5%                  $28          $114         2.0%          $136
        Commercial   27        1.0%                    3            24         0.4%            26
                   $169        2.0%                  $31          $138         1.6%          $162


Backlog
     Information regarding Textron's backlog of government and commercial orders at the end of the past two fiscal years is contained on page 30 of Textron's 1996 Annual Report to Shareholders, which page is incorporated herein by reference.

     Approximately 37% of Textron's total backlog at December 28, 1996, represents orders which are not expected to be filled within the 1997 fiscal year. At December 28, 1996, approximately 95% of the total government backlog of $2.2 billion was funded.

Government Contracts

     In 1996, 24% and 50% of the revenues of the Aircraft and the Systems and Components segments, respectively, constituting in the aggregate 10% of Textron's consolidated revenues, were generated by or resulted from contracts with the U.S. Government. U.S. Government business is subject to competition, changes in procurement policies and regulations, the continuing availability of Congressional appropriations, world events, and the size and timing of programs in which Textron may participate.

     A substantial portion of Textron's government contracts are fixed-price or fixed-price incentive contracts. Contracts that contain incentive pricing terms provide for upward or downward adjustments in the prices paid by the U.S. Government upon completion of the contract or any agreed portion thereof, based on cost or other performance factors. U.S. Government contracts generally may be terminated in whole or in part at the convenience of the U.S. Government or if the contractor is in default. Upon termination of a contract for the convenience of the U.S. Government, the contractor is normally entitled to reimbursement for allowable costs incurred (up to a maximum equal to the con tract price) and an allowance for profit or adjustment for loss if the contractor would have incurred a loss had the entire contract been completed. If, however, a contract is terminated for default:
(i) the contractor is paid such amount as may be agreed upon for manufacturing materials and partially completed products accepted by the U.S. Government; (ii) the U.S. Government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contract; and (iii) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

Research and Development

      Information regarding Textron's research and development expenditures is contained on page 47 of Textron's 1996 Annual Report to Shareholders, which page is incorporated herein by reference.

Patents and Trademarks

     Textron owns, or is licensed under, a number of patents and trademarks throughout the world relating to products and methods of manufacturing. Patents and trademarks have been of value in the past and are expected to be of value in the future; however, the loss of any single patent or group of patents would not, in the opinion of Textron, materially affect the conduct of its business.

Environmental Considerations

      Textron's operations are subject to numerous laws and regulations designed to protect the environment. Compliance with such laws and expenditures for environmental control facilities have not had, and are not expected to have, a material effect on capital expenditures, earnings or the competitive position of Textron. Additional information regarding environmental matters is contained on pages 30 and 50 of Textron's 1996 Annual Report to Shareholders, which pages are incorporated herein by reference.

Employees

      At  December  28,  1996,  Textron  had  approximately  57,000 employees.

Recent Development

     On February 26, 1997, Textron's Board of Directors declared a two-for-one split of Textron common stock in the form of a stock dividend, subject to shareholder approval of an increase in
Textron's authorized number of common shares from 250 million to 500 million shares. If the increase is approved at Textron's Annual Meeting on April 23, 1997, the new shares will be distributed on June 1, 1997, to shareholders of record on the close of business on May 9, 1997.

ITEM 2.     PROPERTIES

     At December 28, 1996, Textron operated a total of 142 plants located throughout the United States and 30 plants outside the United States. Of the total of 172 plants, Textron owned 113 and the balance were leased. In the aggregate, the total manufacturing space was approximately 30 million square feet.

      In addition, Textron owns or leases offices, warehouse and other space at various locations throughout the United States and outside the United States. Textron also owns or leases such machinery and equipment as are necessary in the operation of its Divisions. Textron considers the productive capacity of the plants operated by each of its business segments to be adequate. In general, the plants and machinery are in good condition, are considered to be adequate for the uses to which they are being put, and are substantially in regular use.

ITEM 3.   LEGAL PROCEEDINGS

     Lawsuits and other proceedings are pending or threatened against Textron and its subsidiaries. Some allege violations of federal government procurement regulations, involve environmental matters, or are or purport to be class actions. Some seek compensatory, treble or punitive damages in substantial amounts; fines, penalties or restitution; or remediation of contamination. Under federal government procurement regulations, some could result in suspension or debarment of Textron or its subsidiaries from U.S. Government contracting for a period of time. On the basis of information presently available, Textron believes that any liability for these suits and proceedings would not have a material effect on Textron's net income or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Textron's security holders during the last quarter of the period covered by this Report.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of Textron as of February 28, 1997. Unless otherwise indicated, the employer is Textron.



Name                   Age                  Position

James F. Hardymon      62        Chairman since 1993, and  Chief
                                 Executive  Officer since  1992;
                                 formerly  President,  1989   to
                                 1993;   and   Chief   Operating
                                 Officer,    1989    to    1991;
                                 Director since 1989.

Lewis B. Campbell      50        President  and Chief  Operating
                                 Officer  since  1994;  formerly
                                 Executive  Vice  President  and
                                 Chief  Operating Officer,  1992
                                 to   1993;  Vice  President  of
                                 General  Motors (1988 to  1992)
                                 and  General Manager of its GMC
                                 Truck  Division (1991 to 1992);
                                 Director since 1994.

Mary L. Howell         44        Executive    Vice    President,
                                 Government   and  International
                                 since   1995;  formerly  Senior
                                 Vice  President Government  and
                                 International  Relations,  1993
                                 to    1995;    Vice   President
                                 Government  Affairs,  1985   to
                                 1993.

Wayne W. Juchatz       50        Executive  Vice  President  and
                                 General  Counsel  since   1995;
                                 formerly     Executive     Vice
                                 President  and General  Counsel
                                 of    R.J.   Reynolds   Tobacco
                                 Company,  1994 to 1995;  Senior
                                 Vice     President,     General
                                 Counsel and Secretary of   R.J.
                                 Reynolds Tobacco Company,  1987
                                 to 1994.

Stephen L. Key         53        Executive  Vice  President  and
                                 Chief  Financial Officer  since
                                 1995;  formerly Executive  Vice
                                 President  and Chief  Financial
                                 Officer of ConAgra, Inc.,  1992
                                 to  1995;  Managing Partner  of
                                 the New York office of Ernst  &
                                 Young  (formerly Arthur Young),
                                 1988 to 1992.

William F. Wayland     61        Executive     Vice    President
                                 Administration and Chief  Human
                                 Resources  Officer since  1993;
                                 formerly

                                 Executive Vice President Human
                                 Resources, 1989 to 1993.

Herbert L. Henkel      48        President,  Textron  Industrial
                                 Products  since 1995;  formerly
                                 Group  Vice President,  Textron
                                 Inc.,  1993 to 1995;  President
                                 of    the    Greenlee   Textron
                                 Division, 1987 to 1993.

Richard A. Watson      52        Senior   Vice   President   and
                                 Treasurer  since October  1995;
                                 formerly      Senior       Vice
                                 President, Financial  Services,
                                 August  1995  to October  1995;
                                 Group  Vice President, 1990  to
                                 August 1995.

Frederick K. Butler    45        Vice  President  and  Secretary
                                 since  January  1997;  formerly
                                 Group      General      Counsel
                                 Financial  Services,  1995   to
                                 1996;     Assistant     General
                                 Counsel,  1994  to  1995;  Vice
                                 President  and General  Counsel
                                 of   Paul   Revere   Investment
                                 Management  Company,  1993   to
                                 1994;        Senior        Vice
                                 President/Law    of     Textron
                                 Investment Management  Company,
                                 1991 to 1993.

Peter B. S. Ellis      43        Vice     President    Strategic
                                 Planning  since 1995;  formerly
                                 Managing              Director,
                                 Telecommunications Practice  of
                                 Arthur  D.  Little, Inc.,  1991
                                 to 1995.

Douglas A. Fahlbeck    51        Vice   President  Mergers   and
                                 Acquisitions    since     1995;
                                 formerly     Executive     Vice
                                 President  and Chief  Financial
                                 Officer  of  Textron  Financial
                                 Corporation,  1994   to   1995;
                                 Senior   Vice   President   and
                                 Chief   Financial  Officer   of
                                 Textron  Financial Corporation,
                                 1985 to 1994.

Arnold M. Friedman     54        Vice   President   and   Deputy
                                 General Counsel since 1984.

William B. Gauld       43        Vice     President    Corporate
                                 Information   Management    and
                                 Chief    Information    Officer
                                 since   1995;  formerly   Staff
                                 Vice    President,    Corporate
                                 Information   Management    and
                                 Chief    Information   Officer,
                                 1994     to     1995;     Chief
                                 Information Officer of  General
                                 Electric            (Electrical
                                 Distribution    and     Control
                                 business)   1992    to    1994;
                                 Manager, Manufacturing  Systems
                                 of       General       Electric
                                 (Appliances), 1989 to 1992.

Carol J. Grant         43        Vice  President Human Resources
                                 since  January  1997;  formerly
                                 Vice    President   and   Chief
                                 Executive  Officer   of   NYNEX
                                 (Rhode     Island     Strategic
                                 Business   Unit),    1993    to
                                 January  1997;  Vice  President
                                 Public       Affairs        and
                                 Communications   of   NYNEX   -
                                 Rhode Island, 1991 to 1993.

Gregory E. Hudson      50        Vice   President  Taxes   since
                                 1987.

William P. Janovitz    54        Vice     President    Financial
                                 Management since January  1997;
                                 formerly     Vice     President
                                 Financial  Reporting,  1995  to
                                 January  1997;  Vice  President
                                 and Controller, 1983 to 1995.

Mary F. Lovejoy        41        Vice  President  Communications
                                 and  Investor  Relations  since
                                 September  1996; formerly  Vice
                                 President  Investor  Relations,
                                 1995    to   September    1996;
                                 Director       of      Investor
                                 Relations,  1993 to 1995;  Vice
                                 President  and Senior Corporate
                                 Banker  of  The First  National
                                 Bank   of  Chicago,   1991   to
                                 1993.

John W. Mayers, Jr.    43        Vice  President Risk Management
                                 and   Insurance  since  January
                                 1997;  formerly  Director  Risk
                                 Management and Insurance,  1993
                                 to  January 1997; Treasurer  of
                                 Textron  Financial Corporation,
                                 1990 to 1993.

Frank W. McNally       57        Vice     President     Employee
                                 Relations  and  Benefits  since
                                 1995;   formerly   Staff   Vice
                                 President,  Employee  Relations
                                 and  Benefits,  1993  to  1995;
                                 Staff  Vice President  Employee
                                 Relations,   1992   to    1993;
                                 Director,  Employee  Relations,
                                 1991 to 1992.
Gero K. H. Meyersiek   49        Vice   President  International
                                 since  February 1996;  formerly
                                 Vice   President   of   Textron
                                 International  Inc.,  1995   to
                                 February  1996; Vice President,
                                 International          Business
                                 Development  of  GE   Financial
                                 Services, 1991 to 1994.

Freda M. Peters        55        Vice     President    Executive
                                 Development and Human  Resource
                                 Policy  and  Compliance   since
                                 January      1997;     formerly
                                 Director
                                 Management/Organization
                                 Development,   July   1996   to
                                 January  1997; Vice  President,
                                 Human   Resources  of   Branson
                                 Ultrasonics         Corporation
                                 (subsidiary     of      Emerson
                                 Electric  Company),   1985   to
                                 July 1996.

Daniel L. Shaffer      60        Vice   President   Audit    and
                                 Business  Ethics  since   1994;
                                 formerly      President      of
                                 Textron's    Aircraft    Engine
                                 Components  Division,  1992  to
                                 1994;  Vice  President  Finance
                                 of    the    Textron    Systems
                                 Division, 1984 to 1992.

Richard F. Smith       57        Vice    President    Government
                                 Affairs   since  August   1995;
                                 Staff       Vice      President
                                 Government Affairs, March  1995
                                 to    August   1995;   Director
                                 Government  Affairs,  1985   to
                                 March 1995.

Richard L. Yates       46        Vice  President and  Controller
                                 since  1995; formerly Executive
                                 Vice      President,      Chief
                                 Financial      Officer      and
                                 Treasurer of Paul Revere,  1994
                                 to     1995;    Senior     Vice
                                 President,   Chief    Financial
                                 Officer  and Treasurer of  Paul
                                 Revere, 1991 to 1994.

John F. Zugschwert     63        Vice    President    Government
                                 Marketing  since  1995;   Staff
                                 Vice    President,   Washington
                                 Operations, 1993 to 1995;  Vice
                                 President,           Washington
                                 Operations  of Bell  Helicopter
                                 Textron, 1991 to 1993.


      No family relationship exists between any of the individuals named above.


                              PART II

ITEM 5.     MARKETS FOR THE REGISTRANT'S COMMON
            EQUITY AND RELATED STOCKHOLDER MATTERS

     Textron's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges. Additional information regarding "Markets for the Registrant's Common Equity and Related Stockholder Matters" is contained on pages 52 and 53 and on the inside back cover of Textron's 1996 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

    Information regarding "Selected Financial Data" is contained in the Selected Financial Information on page 53 of Textron's 1996 Annual Report to Shareholders, which page is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 24 through 30 of Textron's 1996 Annual Report to Shareholders, which pages are incorporated herein by reference.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                              PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding Textron's directors is contained on pages 2 through 7 and page 10 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1997, which pages are incorporated herein by reference.

     Information regarding Textron's executive officers is included on pages 14 through 17 of Part I of this Report.


ITEM 11.      EXECUTIVE COMPENSATION

     Information regarding "Executive Compensation" is contained on pages 10 through 20 and pages 23 through 26 of Textron's Proxy
Statement for the Annual Meeting of Shareholders to be held on April 23, 1997, which pages are incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management" is contained on pages 9 and 10 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1997, which pages are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is contained on pages 19 and 20 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1997, which pages are incorporated herein by reference.

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

    Exhibits
    3.1A       Restated   Certificate  of  Incorporation   of
               Textron as filed March 24, 1988. Incorporated by reference to Exhibit 3.1 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

    3.1B       Amendment   to  Certificate  of  Designations,
               Preferences   and   Rights  of   Series   C   Junior
               Participating  Preferred Stock as  filed  March  20,
               1996.

    3.2        By-Laws of Textron, restated December 10, 1992.
               Incorporated   by  reference  to  Exhibit   3.2   to
               Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

    NOTE:      Exhibits   10.1   through  10.20   below   are
               management   contracts   or   compensatory    plans,
               contracts or agreements.

    10.1       Annual  Incentive Compensation Plan For Textron
               Employees.   Incorporated by  reference  to  Exhibit
               10.1 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.2       Deferred   Income   Plan   For   Textron   Key
               Executives.   Incorporated by reference  to  Exhibit
               10.2 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.3       Severance  Plan  For  Textron  Key  Executives.
               Incorporated  by  reference  to  Exhibit   10.3   to
               Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.4       Special  Benefits for Textron  Key  Executives.
               Incorporated  by  reference  to  Exhibit   10.4   to
               Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.5 Supplemental Benefits Plan For Textron Key Executives with Market Square Profit Sharing Plan Schedule. Incorporated by reference to Exhibit 10.5 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.6       Supplemental  Retirement Plan For  Textron  Key
               Executives.   Incorporated by reference  to  Exhibit
               10.6 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.7       Survivor   Benefit  Plan   For   Textron   Key
               Executives.   Incorporated by reference  to  Exhibit
               10.7 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

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

    10.13A Pension Plan for Directors as amended by a First Amendment (discontinued as of September 30,
               1996). Incorporated by reference to Exhibit 10.14 to Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

    10.13B Second Amendment to Pension Plan for Directors (discontinued as of September 30, 1996). Incorporated by reference to Exhibit 10.16(b) to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990.

    10.14      Deferred   Income   Plan   for   Non-Employee
               Directors.

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

    10.16B     Retention Award granted to Lewis B. Campbell on
               December  14,  1995.  Incorporated by  reference  to
               Exhibit 10.16B to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.17      Employment Agreement between Textron  and  Mary
               L. Howell dated May 4, 1993. Incorporated by reference to Exhibit 10.11 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

    10.18      Employment Agreement between Textron and  Wayne
               W. Juchatz dated November 1, 1995. Incorporated by reference to Exhibit 10.18 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.19      Employment   Agreement  between  Textron   and
               Stephen L. Key dated November 1, 1995. Incorporated by reference to Exhibit 10.19 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.20      Employment   Agreement  between  Textron   and
               William F. Wayland dated January 1, 1989. Incorporated by reference to Exhibit 10.12 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.

    10.21A     Credit  Agreement dated as of November 1,  1993
               among  Textron,  the  Lenders  listed  therein   and
               Bankers   Trust  Company  as  Administrative   Agent
               ("Credit Agreement").  Incorporated by reference  to
               Exhibit 10.20A to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

    10.21B     First Amendment dated as of October 30, 1994 to
               Credit  Agreement.   Incorporated  by  reference  to
               Exhibit 10.22B to Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

    10.21C Second Amendment to Credit Agreement dated as of July 1, 1995. Incorporated by reference to Exhibit (b) (3) to Schedule 14D-1 filed by Textron on September 19, 1995.

    10.21D     Third Amendment to Credit Agreement dated as of
               July 1, 1996.

    12.1 Computation of ratio of income to combined fixed charges and preferred stock dividends of the Parent Group.

    12.2       Computation  of  ratio of  income  to  combined
               fixed  charges  and  preferred  stock  dividends  of
               Textron    Inc.    including   all    majority-owned
               subsidiaries.

    13         A portion (pages 23 and following) of Textron's
               1996 Annual Report to Shareholders. Except for pages or items specifically incorporated by reference herein, such portion of Textron's 1996 Annual Report to Shareholders is furnished for the information of the Commission and is not filed as part of this Report.

    21         Certain   subsidiaries  of   Textron.    Other
               subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

    23         Consent of Independent Auditors.

    24.1       Power of attorney.

    24.2 Certified copy of a resolution of the Board of Directors of Textron.

    27         Financial Data Schedule.

    (b) Reports on Form 8-K
         During the quarter ended December 28, 1996, Textron filed with the Securities and Exchange Commission a report on Form 8-K dated November 8, 1996, reporting, under Item 5 (Other Events) and Item 7 (Exhibits), information regarding the sale to Provident Companies, Inc. of all the outstanding shares of The Paul Revere Corporation, 83% of which are owned by Textron.

                              SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 1997.

    TEXTRON INC.
    Registrant

    By: /s/ Michael D. Cahn
         Michael D. Cahn
         Attorney-in-fact

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 14th day of March, 1997, by the following persons on behalf of the registrant and in the capacities indicated:


    NAME                                      TITLE


      *                                        Chairman and Chief
James F. Hardymon                              Executive Officer,
                                               Director  (principal
                                               executive officer)


      *                                        President and  Chief
Lewis B. Campbell                              Operating Officer, Director


      *                                        Director
H. Jesse Arnelle


      *                                        Director
Teresa Beck

      *                                        Director
R. Stuart Dickson


      *                                        Director
Paul E. Gagne


      *                                        Director
John D. Macomber


      *                                        Director
Dana G. Mead


      *                                        Director
Barbara Scott Preiskel


      *                                        Director
Brian H. Rowe


      *                                        Director
Sam F. Segnar


      *                                        Director
Jean Head Sisco

      *                                        Director
John W. Snow


      *                                        Director
Martin D. Walker


      *                                        Director
Thomas B. Wheeler


      *                                        Executive Vice President and
Stephen L. Key                                 Chief Financial Officer
                                               (principal financial officer)


      *                                        Vice President and Controller
Richard L. Yates                               (principal accounting officer)



*By:/s/ Michael D. Cahn
    Michael D. Cahn
    Attorney-in-fact

                            TEXTRON INC.
                   INDEX TO FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULES
                            Item 14(a)

                                                    Form    Annual Report
Textron Inc.                                        10-K   to Shareholders

Report of Independent Auditors                                   31

Consolidated Statement of Income for each of the                 32
three years in the period ended December 28, 1996

Consolidated Balance Sheet at December 28, 1996 and              34
December 30, 1995

Consolidated Statement of Cash Flows for each of                 36
the three years in the period ended December 28,
1996

Consolidated Statement of Changes in Shareholders'               38
Equity for each of the three years in the period ended December 28, 1996

Notes to Consolidated Financial Statements                      39-51

Revenues and Income by Business Segment                          23

Supplementary Information (Unaudited):

Quarterly Financial Information 1996 and 1995                    52

Financial Statement Schedules for each of the three years in the period ended December 28, 1996

    I   Condensed financial information of           27
        registrant

   II   Valuation and qualifying accounts            28












All other schedules are omitted because the conditions requiring the filing thereof do not exist or because the information required is included in the financial statements and notes thereto.

                            TEXTRON INC.

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

 For each of the three years in the period ended December 28, 1996


      Financial information of the Registrant is omitted because condensed financial information of the Parent Group, which includes the Registrant and all of its majority-owned subsidiaries other than its finance subsidiaries (Finance Group), is shown on pages 32 through 37 of Textron's 1996 Annual Report to Shareholders. Management believes that the disclosure of financial information on the basis of the Parent Group results in a more meaningful presentation, since this group constitutes the Registrant's basic borrowing entity and the only restrictions on net assets of Textron's subsidiaries relate to its Finance Group. The Registrant's investment in its Finance Group is shown on pages 34 and 35 of Textron's 1996 Annual Report to Shareholders under the caption "Investments in Finance Group."

      The Parent Group received dividends of $124 million, $117 million and $106 million from its Finance Group in 1996, 1995 and 1994, respectively. The portion of the net assets of Textron's Finance Group available for cash dividends and other payments to the Parent Group is restricted by the terms of lending agreements and insurance statutory requirements. As of December 28, 1996, approximately $473 million of their net assets of $1.6 billion was available to be transferred to the Parent Group pursuant to these restrictions.

      The Parent Group's credit agreements contain provisions requiring it to maintain a minimum level of shareholders' equity and a minimum interest coverage ratio. For additional information concerning the Parent Group's long-term debt, see Note 9 to the consolidated financial statements appearing on pages 43 and 44 of Textron's 1996 Annual Report to Shareholders.

       For information concerning Textron-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Textron Junior Subordinated Debt Securities, see Note 11 to the consolidated financial statements appearing on page 45 of Textron's 1996 Annual Report to Shareholders.

                           TEXTRON INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 For each of the three years in the period ended December 28, 1996
                           (In millions)

Allowance for credit losses

Changes in the allowance for credit losses for the years indicated were as follows:


                                                1996   1995   1994
Balance of the allowance for credit losses
at the beginning of the year                    $270   $250   $225

Add - charged to income:
        Consumer                                 203    149    136
        Commercial                                27     20     26
                                                 230    169    162
Deduct - balances charged off:
 Gross charge offs:

        Consumer                                (230)  (177)  (142)
        Commercial                               (30)   (25)   (27)
                                                (260)  (202)  (169)

 Recoveries:
        Consumer                                  36     33     28
        Commercial                                 3      4      3
                                                  39     37     31
 Net charge offs                                (221)  (165)  (138)

Other                                             14     16      1

Balance of the allowance for credit losses
at the end of the year                          $293   $270   $250

Balance of the allowance for credit losses at the end of the year applicable to:

Consumer                                        $218   $195   $181
Commercial                                        75     75     69
                                                $293   $270   $250

                          TEXTRON INC.

                        Index of Exhibits
                   Annual Report on Form 10-K
           for the Fiscal Year Ended December 28, 1996



    Exhibits  Description

    3.1A Restated Certificate of Incorporation of Textron as filed March 24, 1988. Incorporated by reference to Exhibit 3.1 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

    3.1B       Amendment  to  Certificate  of  Designations,
               Preferences   and  Rights  of  Series   C   Junior
               Participating Preferred Stock as filed  March  20,
               1996.

    3.2        By-Laws  of  Textron, restated  December  10,
               1992. Incorporated by reference to Exhibit 3.2 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

    NOTE:      Exhibits   10.1  through  10.20  below   are
               management   contracts  or   compensatory   plans,
               contracts or agreements.

    10.1       Annual   Incentive  Compensation  Plan   For
               Textron  Employees.  Incorporated by reference  to
               Exhibit 10.1 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.2       Deferred   Income  Plan  For   Textron   Key
               Executives.  Incorporated by reference to  Exhibit
               10.2 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.3       Severance  Plan  For Textron Key  Executives.
               Incorporated by reference to Exhibit 10.3 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.4       Special  Benefits for Textron Key Executives.
               Incorporated by reference to Exhibit 10.4 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.5 Supplemental Benefits Plan For Textron Key Executives with Market Square Profit Sharing Plan Schedule. Incorporated by reference to Exhibit
               10.5 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.6       Supplemental Retirement Plan For Textron  Key
               Executives.  Incorporated by reference to  Exhibit
               10.6 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.7       Survivor   Benefit  Plan  For  Textron   Key
               Executives.  Incorporated by reference to  Exhibit
               10.7 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

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

    10.13A Pension Plan for Directors as amended by a First Amendment (discontinued as of September 30,
               1996). Incorporated by reference to Exhibit 10.14 to Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

    10.13B     Second   Amendment  to  Pension   Plan   for
               Directors (discontinued as of September 30, 1996). Incorporated by reference to Exhibit 10.16(b) to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990.

    10.14      Deferred   Income   Plan  for   Non-Employee
               Directors.

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

    10.16B Retention Award granted to Lewis B. Campbell on December 14, 1995. Incorporated by reference to Exhibit 10.16B to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.17      Employment Agreement between Textron and Mary
               L. Howell dated May 4, 1993. Incorporated by reference to Exhibit 10.11 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

    10.18      Employment  Agreement  between  Textron  and
               Wayne W. Juchatz dated November 1, 1995. Incorporated by reference to Exhibit 10.18 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.19 Employment Agreement between Textron and Stephen L. Key dated November 1, 1995. Incorporated by reference to Exhibit 10.19 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.20 Employment Agreement between Textron and William F. Wayland dated January 1, 1989. Incorporated by reference to Exhibit 10.12 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.

    10.21A Credit Agreement dated as of November 1, 1993 among Textron, the Lenders listed therein and Bankers Trust Company as Administrative Agent ("Credit Agreement"). Incorporated by reference to Exhibit 10.20A to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

    10.21B     First Amendment dated as of October 30,  1994
               to Credit Agreement.  Incorporated by reference to
               Exhibit 10.22B to Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

    10.21C Second Amendment to Credit Agreement dated as of July 1, 1995. Incorporated by reference to Exhibit (b) (3) to Schedule 14D-1 filed by Textron on September 19, 1995.

    10.21D Third Amendment to Credit Agreement dated as of July 1, 1996.

    12.1 Computation of ratio of income to combined fixed charges and preferred stock dividends of the Parent Group.

    12.2       Computation  of ratio of income  to  combined
               fixed  charges  and preferred stock  dividends  of
               Textron    Inc.   including   all   majority-owned
               subsidiaries.

    13         A   portion  (pages  23  and  following)  of
               Textron's  1996  Annual  Report  to  Shareholders.
               Except for pages or items specifically incorporated by reference herein, such portion of Textron's 1996 Annual Report to Shareholders is furnished for the information of the Commission and is not filed as part of this Report.

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