Form 10-Q
period 1997-03-29
TEXTRON INC
filed 1997-05-13
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                 _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934
    For the fiscal quarter ended March 29, 1997
    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES AND  EXCHANGE ACT OF 1934

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


                                                  Yes  X No



         Common stock outstanding at April 26, 1997  - 82,505,000 shares


                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                  TEXTRON INC.
             Condensed Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)

                                                                                  Three months ended
                                                                          March 29,           March 30,
                                                                             1997               1996
Revenues
Manufacturing sales                                                    $ 2,021               $  1,700
Finance revenues                                                           530                    514
   Total revenues                                                        2,551                  2,214
Costs and expenses
Cost of sales                                                            1,656                  1,393
Selling and administrative                                                 362                    331
Interest                                                                   183                    183
Provision for losses on collection of finance receivables                   64                     53
Other                                                                       70                     70
   Total costs and expenses                                              2,335                  2,030
Income from continuing operations before income taxes and
  distributions on preferred securities of subsidiary trust                216                    184
Income taxes                                                              (85)                   (72)
Distributions on preferred securities of subsidiary trust, net
  of income taxes                                                          (6)                    (3)
Income from continuing operations                                          125                    109
Discontinued operation, net of income taxes                                  -                   (74)
Net income                                                             $   125               $     35
Per common share*:
  Income from continuing operations                                    $    .73               $     .63
  Discontinued operation                                                     -                    (.43)
  Net income                                                           $    .73                $     .20
Average shares outstanding*                                           170,454,000             173,360,000

Dividends per share:
  $2.08 Preferred stock, Series A                                         $ .52                 $  .52
  $1.40 Preferred stock, Series B                                         $ .35                 $  .35
  Common stock*                                                           $ .25                 $  .22

*Reflects  the  effect of the two-for-one stock split in the  form  of  a  stock dividend payable May 30, 1997 to shareholders of record on May 9, 1997.
See notes to consolidated financial statements.
Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Condensed Consolidated Balance Sheet (unaudited)
                              (Dollars in millions)
                                                                            March 29,         December 28,
                                                                             1997               1996
Assets
Cash                                                                   $    140              $     47
Investments                                                               1,057                   820
Receivables - net:
  Finance                                                                10,074                 9,856
  Commercial and U.S. government                                            975                   882
                                                                         11,049                10,738
Inventories                                                               1,373                 1,192
Investment in discontinued operation                                          -                   770
Property, plant, and equipment, less accumulated
  depreciation of $1,758 and $1,664                                       1,701                 1,539
Goodwill, less accumulated amortization of $412 and
  $404                                                                    1,801                 1,609
Other (including net prepaid income taxes)                                1,568                 1,520
Total assets                                                           $ 18,689              $ 18,235
Liabilities and shareholders' equity
Liabilities
Accounts payable                                                       $    900              $    850
Accrued postretirement benefits other than pensions                         820                   817
Other accrued liabilities (including income taxes)                        2,708                 2,556
Debt:
  Parent Group                                                            1,464                 1,507
  Finance Group                                                           9,099                 8,839
                                                                         10,563                10,346
  Total liabilities                                                      14,991                14,569
Textron - obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Textron junior subordinated debt securities                        483                   483
Shareholders' equity
Capital stock:
  Preferred stock                                                            14                    14
  Common stock*                                                              12                    12
Capital surplus                                                             811                   793
Retained earnings                                                         3,053                 2,969
Other                                                                      (28)                     7
                                                                          3,862                 3,795
  Less cost of treasury shares                                              647                   612
  Total shareholders' equity                                              3,215                 3,183
  Total liabilities and shareholders' equity                           $ 18,689              $ 18,235

*Common shares outstanding before stock split                          83,091,000            82,809,000

                 See notes to consolidated financial statements.
Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                  (In millions)

                                                                                 Three Months Ended
                                                                          March 29,           March 30,
                                                                             1997               1996
Cash flows from operating activities:
Income from continuing operations                                       $  125                 $ 109
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization                                          102                    92
    Provision for losses on receivables                                     66                    54
    Changes in assets and liabilities excluding those related to acquisitions and divestitures:
        Increase in commercial and U.S. government receivables             (8)                  (31)
        Increase in inventories                                          (138)                  (82)
        Increase in other assets                                           (8)                  (27)
        Increase (decrease) in accounts payable                             14                  (18)
        Decrease in accrued liabilities                                   (23)                   (1)
    Other - net                                                           (25)                     3
    Net cash provided by operating activities                              105                    99
Cash flows from investing activities:
Purchases of investments                                                  (50)                  (34)
Proceeds from disposition of investments                                    34                    12
Maturities and calls of investments                                          9                    10
Finance receivables:
  Originated or purchased                                               (1,776)                (1,461)
  Repaid or sold                                                         1,582                 1,432
Cash used in acquisitions                                                (348)                   (3)
Cash received from dispositions                                            571                     -
Capital expenditures                                                      (88)                  (52)
Other investing activities - net                                            13                   (1)
    Net cash used by investing activities                                 (53)                  (97)
Cash flows from financing activities:
Increase in short-term debt                                                240                   130
Proceeds from issuance of long-term debt                                   798                   456
Principal payments on long-term debt                                     (966)                 (955)
Issuance of Textron-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior
  subordinated debt securities                                               -                   483
Proceeds from exercise of stock options                                     16                    18
Purchases of Textron common stock                                          (6)                 (110)
Dividends paid                                                            (41)                  (37)
    Net cash provided (used) by financing activities                        41                  (15)
Net increase (decrease) in cash                                             93                  (13)
Cash at beginning of period                                                 47                    84
Cash at end of period                                                   $  140                 $  71

See notes to consolidated financial statements.
                                  TEXTRON INC.
             Notes to Consolidated Financial Statements (unaudited)

Note 1:   Basis of presentation

          The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 28, 1996. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at March 29, 1997, and its consolidated results of operations and cash flows for each of the respective three month periods ended March 29, 1997 and March 30, 1996. Textron completed the sale of Paul Revere to Provident Companies, Inc. on March 27, 1997. See Management's Discussion and Analysis for additional information.

Note 2:   Stock split in the form of a stock dividend

                                        At Textron's Annual Meeting on April 23,
          1997, Textron's shareholders approved an increase in the authorized number of common shares from 250 to 500 million in connection with a two-for-one stock split of Textron common stock to be effected in the form of a stock dividend. The new shares will be distributed on May 30, 1997 to shareholders of record on the close of business on May 9, 1997. Average shares outstanding and per share amounts have been restated to reflect the stock split for all periods presented.

Note 3:   Earnings per Share

                                          In   February   1997,  the   Financial
          Accounting Standards Board issued Statement No. 128, "Earnings per Share," (FAS 128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. FAS 128 will require the presentation of "Basic" and "Diluted" EPS. On a proforma basis, Diluted EPS calculated in accordance with FAS 128 does not differ significantly from EPS as currently reported for the quarter ended March 29, 1997. The Basic EPS calculation does not consider the potential effects of potentially dilutive securities and on a proforma basis, is approximately $.02 per share higher then Diluted EPS for the first quarter of 1997 (post-split).

Note 4:   Inventories

                                                                        March 29,     December 28,
                                                                          1997            1996
                                                                               (In millions)
          Finished goods                                             $    408            $   364
          Work in process                                                 825                769
          Raw materials                                                   297                259
                                                                        1,530              1,392
          Less progress payments and customer deposits                    157                200
                                                                     $  1,373            $ 1,192

Note 5:   Textron-obligated  mandatorily  redeemable  preferred  securities   of
          subsidiary trust holding solely Textron junior subordinated debt securities

          In 1996, a trust sponsored and wholly-owned by Textron issued preferred securities to the public (for $500 million) and shares of its common securities to Textron (for $15.5 million), the proceeds of which were invested by the trust in $515.5 million aggregate principal amount of Textron's newly issued 7.92% Junior Subordinated Deferrable Interest Debentures, due 2045. The debentures are the sole asset of the trust. The amounts due to the trust under the debentures and the related income statement amounts have been eliminated in Textron's consolidated financial statements.

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

Note 6:   Contingencies

          Lawsuits  and  other  proceedings are pending  or  threatened  against
          Textron and its subsidiaries. Some allege violations of federal government procurement regulations, involve environmental matters, or are or purport to be class actions. Some seek compensatory, treble or punitive damages in substantial amounts; fines, penalties or restitution; or remediation of contamination. Under federal government procurement regulations, some could result in suspension or debarment of Textron or its subsidiaries from U.S. government contracting for a period of time. On the basis of information presently available, Textron believes that these suits and proceedings will not have a material effect on Textron's net income or financial condition.

Note 7:   Financial information by borrowing group

          Textron consists of two borrowing groups - the Textron Parent Company Borrowing Group (Parent Group) and Textron's finance subsidiaries (Finance Group). The Parent Group consists of all entities of Textron (primarily manufacturing) other than its wholly-owned finance subsidiaries. The Finance Group consists of Avco Financial Services
          (AFS) and Textron Financial Corporation (TFC). Summarized financial information for the Parent Group includes the Finance Group on a one-line basis under the equity method of accounting.


Item 1    FINANCIAL STATEMENTS (Continued)
Note 7:   Financial information by borrowing group (continued)

PARENT GROUP
(unaudited) (In millions)
                                                                                  Three Months Ended
                                                                          March 29,             March 30,
Condensed Statement of Income                                                1997                 1996
Sales                                                                   $   2,021              $  1,700
Costs and expenses
Cost of sales                                                               1,656                 1,393
Selling and administrative                                                    206                   177
Interest                                                                       39                    38
  Total costs and expenses                                                  1,901                 1,608
                                                                              120                    92
Pretax income of Finance Group                                                 96                    92
Income from continuing operations before income taxes and
  distribution on preferred securities of subsidiary trust                    216                   184
Income taxes                                                                 (85)                  (72)
Distributions on preferred securities of subsidiary trust, net of
  income taxes                                                                (6)                   (3)
Income from continuing operations                                             125                   109
Discontinued operation, net of income taxes                                     -                  (74)
Net income                                                              $     125              $     35

                                                                          March 29,          December 28,
Condensed Balance Sheet                                                      1997                1996
Assets
Cash                                                                    $       88             $       24
Receivables - net                                                              975                    882
Inventories                                                                  1,373                  1,192
Investments in Finance Group                                                 1,595                  1,600
Investment in discontinued operation                                             -                    770
Property, plant and equipment - net                                          1,615                  1,454
Goodwill                                                                     1,648                  1,466
Other assets (including net prepaid income taxes)                            1,568                  1,269
  Total assets                                                          $    8,862             $    8,657
Liabilities and shareholders' equity
Accounts payable and accrued liabilities (including income taxes)       $    3,700             $    3,484
Debt                                                                         1,464                  1,507
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt
  securities                                                                   483                    483
Shareholders' equity                                                         3,215                  3,183
  Total liabilities and shareholders' equity                            $    8,862             $    8,657

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 7:   Financial information by borrowing group (continued)

PARENT GROUP (continued)
(Unaudited) (In millions)
                                                                                 Three Months Ended
                                                                          March 29,            March 30,
Condensed Statement of Cash Flows                                            1997                1996
Cash flows from operating activities:
Income from continuing operations                                       $       125            $      109
Adjustments to reconcile income from continuing operations to net cash provided (used) by operating activities:
    Undistributed earnings of Finance Group                                    (11)                  (26)
    Depreciation and amortization                                                70                    60
    Changes in assets and liabilities excluding those related to acquisitions and divestitures:
       Increase in receivables                                                  (8)                  (31)
       Increase in inventories                                                (138)                  (82)
       Increase in other assets                                                (25)                  (56)
       Increase (decrease) in accounts payable and accrued
          liabilities                                                           (6)                     6
    Other - net                                                                 (8)                    11
      Net cash used by operating activities                                     (1)                   (9)
Cash flows from investing activities:
Capital expenditures                                                           (81)                  (47)
Cash used in acquisitions                                                     (324)                   (3)
Cash received from dispositions                                                 571                     -
Other investing activities - net                                                 14                     7
      Net cash provided (used) by investing activities                          180                  (43)
Cash flows from financing activities:
Increase (decrease) in short-term debt                                            8                   (5)
Proceeds from issuance of long-term debt                                        690                   328
Principal payments on long-term debt                                          (781)                 (630)
Issuance of Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior
  subordinated debt securities                                                    -                   483
Proceeds from exercise of stock options                                          16                    18
Purchases of Textron common stock                                               (6)                 (110)
Dividends paid                                                                 (42)                  (37)
      Net cash provided (used) by financing activities                        (115)                    47
Net increase (decrease) in cash                                                  64                   (5)
Cash at beginning of period                                                      24                    56
Cash at end of period                                                   $        88            $       51

Item 1    FINANCIAL STATEMENTS (Continued)
Note 7:   Financial information by borrowing group (continued)

FINANCE GROUP
(unaudited) (In millions)
                                                                                  Three Months Ended
                                                                          March 31,            March 31,
Condensed Statement of Income                                                1997                1996
Revenues                                                               $        530           $       514
Costs and expenses
Selling and administrative                                                      156                   154
Interest                                                                        144                   145
Provision for losses on collection of finance receivables                        64                    53
Other                                                                            70                    70
    Total costs and expenses                                                    434                   422
Income before income taxes                                                       96                    92
Income taxes                                                                   (37)                  (36)
Net income                                                             $         59                    56

                                                                          March 31,          December 31,
Condensed Balance Sheet                                                      1997                1996
Assets
Cash                                                                   $         52           $        23
Investments                                                                     808                   814
Finance receivables - net                                                    10,076                 9,860
Other                                                                           750                   712
    Total assets                                                       $     11,686           $    11,409
Liabilities and equity
Accounts payable and accrued liabilities (including income
  taxes)                                                               $        992           $       970
Debt                                                                          9,099                 8,839
Equity                                                                        1,595                 1,600
    Total liabilities and equity                                       $     11,686           $    11,409

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                     Revenues and Income by Business Segment
                                  (In millions)

                                                                                  Three Months Ended
                                                                          March 29,               March 30,
                                                                             1997                   1996
REVENUES
MANUFACTURING:
  Aircraft                                                              $      706             $     654
  Automotive                                                                   557                   405
  Industrial                                                                   620                   477
  Systems and Components                                                       138                   164
                                                                             2,021                 1,700
FINANCE                                                                        530                   514
Total revenues                                                          $    2,551             $   2,214
INCOME
MANUFACTURING:
  Aircraft                                                              $       64             $      56
  Automotive                                                                    50                    37
  Industrial                                                                    67                    54
  Systems and Components                                                        11                    11
                                                                               192                   158
FINANCE                                                                         96                    92
Segment operating income                                                       288                   250
Corporate expenses and other - net                                            (33)                  (28)
Interest expense - net                                                        (39)                  (38)
Income from continuing operations before income
  taxes and distributions on preferred securities of
  subsidiary trust                                                      $      216             $     184


Financial Condition

Parent Group: During the three months ended March 29, 1997, the Parent Group's cash flows used in operating activities were approximately the same as they were in the corresponding period of 1996. Operating cash flows for 1997 were affected by income from continuing operations offset by inventory buildup at Cessna on the Citation X, Bravo and Single Engine programs. The Group's debt decreased by $43 million principally as a result of cash from the sale of Paul Revere ($571 million) exceeding cash used for (a) acquisitions ($324 million),
(b) capital expenditures ($81 million), and (c) payments of dividends ($42 million).

The  Parent  Group's  credit  facilities not used or  reserved  as  support  for outstanding commercial paper or bank borrowings at March 29, 1997 were $1.2 billion. Textron had $511 million available at March 29,1997 under its shelf registration statements filed with the Securities and Exchange Commission.

At March 29, 1997, approximately 35% and 32% of total foreign currency borrowings of $496 million under Textron's multi-currency credit agreements were denominated in Deutsche marks and French francs, respectively.

On March 27, 1997, Textron completed the sale of its 83.3% owned subsidiary, The Paul Revere Corporation, to Provident Companies, Inc. Net proceeds to Textron after adjustments and contingent payments were approximately $800 million (including shares of Provident common stock valued at $245 million). Proceeds will be used to finance acquisitions, repurchase Textron common shares and reduce debt.

In the first quarter of 1997, the Parent Group acquired the Germany-based Kautex Group, a worldwide supplier of blow-molded plastic fuel tanks and other automotive components and systems and Switzerland-based Maag Pump Systems AG and Italy-based Maag Italia S.p.A., manufacturers of gears, gear pumps and gear systems for an aggregate of approximately $390 million.

Management believes that the Parent Group will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations --including dividends received from Textron's Finance Group-- will continue to be more than sufficient to meet its operating needs and to finance growth.

Finance Group: The Finance Group paid dividends of $48 million and $30 million to the Parent Group during the three month periods ended March 29, 1997 and March 30, 1996, respectively.

During the three months ended March 29, 1997, the Finance Group had $157 million of interest rate exchange agreements expire and $48 million of interest rate exchange agreements go into effect. The new agreements, which have a weighted average original term of 2.8 years and expire through 2000, had the effect of fixing the rate of interest at approximately 7.0% on $48 million of variable rate borrowings at March 29, 1997.

Results of Operations - Three months ended March 29, 1997 vs. Three months ended March 30, 1996

Textron reported first quarter 1997 earnings per share from continuing operations of $0.73 per share, up 16% from first quarter 1996 earnings per share from continuing operations of $0.63. Income from continuing operations in 1997 of $125 million was up 15% from the 1996 amount of $109 million. Revenues increased 15% to $2.6 billion in 1997 from $2.2 billion in 1996. Net income in the first quarter 1997 was $125 million vs $35 million in 1996, which reflected the impact of a $74 million loss from a discontinued operation.

The Aircraft segment's revenues and income increased $52 million (8%) and $8 million (14%), respectively, due to stronger results at Cessna Aircraft. Cessna's revenues and income increased due to higher sales of business jets, including the recently introduced Citation X and Citation Bravo. Bell Helicopter's revenues and income were slightly below last year as a result of lower revenues on the V-22 program ($46 million), partially offset by higher domestic and international commercial helicopter sales ($27 million), primarily its new model 407.

The Automotive segment's revenues increased $152 million (38%), primarily as a result of the first quarter 1997 acquisition of Kautex and the 1996 acquisitions of Valeo Wiper Systems and the remaining 50% of a joint venture in Born, Netherlands. Stronger light truck sales to U.S. OEMs also contributed to the improved results. Income increased $13 million (35%), primarily as a result of the higher sales.

Excluding the impact of the 1997 acquisition of Kautex, automotive sales are expected to be lower in 1997 than in 1996 as a result of the timing of replacement business and customer launches beginning in the second quarter 1997. In addition, second quarter 1997 income will be lower than last year's second quarter reflecting the impact of a strike at a U.S. OEM plant.

The Industrial segment's revenues and income increased $143 million (30%) and $13 million (24%), respectively. These increases were due principally to higher sales in the fastening systems business ($108 million), including the second quarter 1996 acquisition of Textron Industries. In addition, results benefited from the first quarter 1997 acquisition of Maag Pump Systems and Maag Italia S.p.A., and higher sales and improved performance at E-Z-GO.

The Systems and Components segment's revenues decreased $26 million (16%), reflecting the third quarter 1996 divestiture of Textron Aerostructures. This revenue decrease was partially offset by an increase in demand for aerospace components at Turbine Engine Components. Income remained unchanged as the benefit of the higher revenues and improved performance at Turbine Engine Components was partially offset by startup costs on a new program at Textron Systems.

The Finance segment's revenues increased $16 million (3%), while income increased $4 million (4%). AFS' revenues increased $13 million, primarily as a result of an increase in average finance receivables ($7.179 billion in the first quarter 1997 vs $6.821 billion in the first quarter 1996), partially offset by a decrease in yields on finance receivables (18.08% in the first quarter 1997 vs 18.56% in the first quarter 1996). Income increased $3 million, due to those factors, a decrease in the average cost of borrowed funds (6.62% in first quarter 1997 vs 7.01% in the first quarter 1996) and a decrease in the ratio of insurance losses to earned insurance premiums. This favorable impact was partially offset by an increase in the provision for losses, resulting from the higher level of net credit losses to average finance receivables (3.06% in the first quarter 1997 vs 2.61% in the first quarter 1996). The general proliferation of credit cards has provided the consumer with an alternative source of funds, and as a result the increase in consumer debt in the U.S. and Canada has continued to burden the consumer finance customer, resulting in higher delinquencies and charge-offs. TFC's income increased by $1 million on higher revenues of $3 million, due to a higher level of average finance receivables ($3.139 billion in the first quarter 1997 vs $2.974 billion in the first quarter 1996) and higher other income, due principally to increases in arrangement fee income, partially offset by lower yields of finance receivables (9.84% in the first quarter 1997 vs 10.00% in the first quarter 1996), primarily on floating rate receivables. The income increase reflected the higher revenues in 1997 and a provision for real estate owned valuation allowance in 1996.

Corporate expenses and other - net increased $5 million, due to litigation expenses related to a divested operation. Interest expense - net for the Parent Group approximated last year's level. A decreased average cost of borrowing was offset by a higher level of average borrowing, primarily related to acquisitions.
                           PART II.  OTHER INFORMATION


Item 5.      OTHER INFORMATION

             On February 26, Textron's Board of Directors declared a two-for-one split of Textron common stock in the form of a stock dividend, subject to shareholder approval of an increase in Textron's authorized number of common shares from 250 million to 500 million. Textron's shareholders approved this increase on April 23, 1997. Pursuant to the Board's action, Textron will, on May 30, 1997, distribute to Textron shareholders one additional share of Textron Common Stock for every share of Textron Common Stock owned at the close of business on May 9, 1997.

             Effective May 10, 1997, the number of shares of Common Stock issuable upon conversion of shares of Textron's outstanding
             Series A and Series B Preferred Stock is increased proportionately to reflect the two-for-one Common Stock split. Equitable adjustments also will be made by Textron under its employee benefit plans to reflect the split. Also, pursuant to Textron's shareholder rights plan, each share of Textron Common Stock will be accompanied by one-half of a preferred stock purchase right ("Right") instead of a full Right, but the exercise price of one full Right will be unchanged.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits

              3     Restated Certificate of Incorporation of Textron Inc.

             12.1 Computation of ratio of income to combined fixed charges and preferred securities dividends of the Parent Group

             12.2 Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries

             27     Financial Data Schedule (filed electronically only)

        (b)  Reports on Form 8-K

             During the quarter ended March 29, 1997, Textron filed the following reports on Form 8-K:

             (i) Current Report on Form 8-K filed with Securities and Exchange Commission dated March 28, 1997, filing, under Item 5 (Other Events) information concerning the completion of the sale of Textron's 83%-owned subsidiary, The Paul Revere Corporation, to Provident Companies, Inc. and under Item 7 (Financial Statements and Exhibits) a copy of a press release announcing the completion of such sale.

             (ii) Current Report on Form 8-K/A filed with Securities and Exchange Commission dated April 4, 1997, amending the above mentioned Current Report to report, under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits) additional information concerning the completion of the sale of Textron's 83%-owned subsidiary, The Paul Revere Corporation, to Provident Companies, Inc.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TEXTRON INC.

Date:     May 12, 1997             s/R. L. Yates
                                   R. L. Yates
                                   Vice President and Controller
                                   (principal accounting officer)

                                LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:



                                  Name of Exhibit

3         Restated Certificate of Incorporation of Textron Inc.

12.1 Computation of ratio of income to combined fixed charges and preferred securities dividends of the Parent Group

12.2 Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries

27        Financial Data Schedule (filed electronically only)