Form 10-Q
period 1997-06-28
TEXTRON INC
filed 1997-08-05
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                 _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal quarter ended June 28, 1997
       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


                                                  Yes  X   No



         Common stock outstanding at July 26, 1997 - 164,988,000 shares


                         PART I.  FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                                  TEXTRON INC.
             Condensed Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)
                                                            Three Months Ended                 Six Months Ended
                                                          June 28,        June 29,         June 28,        June 29,
                                                            1997            1996             1997            1996
Revenues
Manufacturing sales                                      $2,117          $1,867          $4,138           $3,567
Finance revenues                                           550             517           1,080            1,031
    Total revenues                                       2,667           2,384           5,218            4,598
Costs and expenses
Cost of sales                                            1,730           1,520           3,386            2,913
Selling and administrative                                 380             342             742              673
Interest                                                   180             183             363              366
Provision for losses on collection of finance
  receivables                                               63              54             127              107
Other                                                       67              69             137              139
    Total costs and expenses                             2,420           2,168           4,755            4,198
Income from continuing operations before
  income taxes and distributions on
  preferred securities of subsidiary trust                 247             216             463              400
Income taxes                                              (95)            (84)           (180)            (156)
Distributions on preferred securities of
  subsidiary trust, net of income taxes                    (7)             (7)            (13)             (10)
Income from continuing operations                          145             125             270              234
Discontinued operation, net of income taxes                  -               -               -             (74)
Net income                                               $ 145           $ 125           $ 270            $ 160
Per common share*:
  Income from continuing operations                      $   .85         $  .72          $  1.58          $ 1.35
  Discontinued operation                                      -              -                -            (0.43)
  Net income                                             $   .85         $  .72          $  1.58          $  .92
Average shares outstanding*                          170,405,000     173,150,000      170,695,000     173,194,000
Dividends per share:
  $2.08 Preferred stock, Series A                        $  .52          $  .52          $ 1.04           $ 1.04
  $1.40 Preferred stock, Series B                        $  .35          $  .35          $  .70           $  .70
  Common stock*                                          $  .25          $  .22          $  .50           $  .44

*Reflects the effect of the two-for-one stock split in the form of a stock dividend paid May 30, 1997 to shareholders of record on May 9, 1997.

See notes to condensed  consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Condensed Consolidated Balance Sheet (unaudited)
                              (Dollars in millions)
                                                             June 28,          December 28,
                                                                1997                1996
Assets
Cash                                                           $ 161       $     47
Investments                                                      838            820
Receivables - net:
  Finance                                                        10,268       9,856
  Commercial and U.S. government                                 1,028          882
                                                                 11,296      10,738
Inventories                                                      1,416        1,192
Investment in discontinued operation                             -              770
Property, plant, and equipment, less accumulated
  depreciation of $1,802 and $1,664                              1,681        1,539
Goodwill, less accumulated amortization of $427 and
  $404                                                           1,777        1,609
Other (including net prepaid income taxes)                       1,626        1,520
Total assets                                                   $ 18,795    $ 18,235
Liabilities and shareholders' equity
Liabilities
Accounts payable                                               $ 883       $    850
Accrued postretirement benefits other than pensions              816            817
Other accrued liabilities (including income taxes)               2,765        2,556
Debt:
  Parent Group                                                   1,295        1,507
  Finance Group                                                  9,333        8,839
                                                                 10,628      10,346
  Total liabilities                                              15,092      14,569
Textron - obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Textron junior subordinated debt securities             483            483
Shareholders' equity
Capital stock:
  Preferred stock                                                14              14
  Common stock*                                                  24              12
Capital surplus                                                  813            793
Retained earnings                                                3,157        2,969
Other                                                            (35)             7
                                                                 3,973        3,795
  Less cost of treasury shares                                   753            612
  Total shareholders' equity                                     3,220        3,183
  Total liabilities and shareholders' equity                   $ 18,795    $ 18,235
*Common shares outstanding                                  164,887,000** 82,809,000
** Reflects the effect of the two-for-one stock split in the form of a stock dividend paid May 30, 1997 to shareholders of record on May 9, 1997.
See notes to condensed consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                  (In millions)

                                                                 Six Months Ended
                                                           June 28,            June 29,
                                                             1997                1996
Cash flows from operating activities:
Income from continuing operations                        $  270              $  234
Adjustments to reconcile income from continuing
  operations to net cash provided by
  operating activities:
    Depreciation and amortization                           210                 189
    Provision for losses on receivables                     129                 109
    Changes in assets and liabilities excluding
    those related to acquisitions and divestitures:
        Increase in commercial and U.S. government
          receivables                                      (61)                 (1)
        Increase in inventories                           (171)               (113)
        Increase in other assets                           (66)                (49)
        Increase (decrease) in accounts payable               1                (11)
        Increase in accrued liabilities                      27                  84
    Other - net                                            (29)                (31)
    Net cash provided by operating activities               310                 411
Cash flows from investing activities:
Purchases of investments                                  (126)                (71)
Proceeds from disposition of investments                    311                  30
Maturities and calls of investments                          34                  27
Finance receivables:
  Originated or purchased                                (3,777)             (3,221)
  Repaid or sold                                          3,349               3,027
Cash used in acquisitions                                 (367)               (111)
Cash received from disposition of business                  571                   -
Capital expenditures                                      (156)               (128)
Other investing activities - net                             21                (25)
    Net cash used by investing activities                 (140)               (472)
Cash flows from financing activities:
Increase in short-term debt                                 229                 463
Proceeds from issuance of long-term debt                  1,377                 867
Principal payments on long-term debt                     (1,494)             (1,452)
Issuance of Textron-obligated mandatorily
  redeemable preferred securities of subsidiary
  trust holding solely Textron junior
  subordinated debt securities                                -                 483
Proceeds from exercise of stock options                      27                  25
Purchases of Textron common stock                         (112)               (117)
Purchases of Textron common stock from Paul Revere            -                (34)
Dividends paid                                             (83)                (74)
    Net cash provided (used) by financing activities       (56)                 161
Net increase in cash                                        114                 100
Cash at beginning of period                                  47                  84
Cash at end of period                                    $  161              $  184

See notes to condensed consolidated financial statements.

                                  TEXTRON INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:   Basis of presentation

          The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 28, 1996. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at June 28, 1997, and its consolidated results of operations for each of the respective three and six month periods ended June 28, 1997 and June 29, 1996 and consolidated cash flows for each of the six month periods ended June 28, 1997 and June 29, 1996. The results of operations for the six months ended June 28, 1997 are not necessarily indicative of results for the full year. Textron completed the sale of Paul Revere to Provident Companies, Inc. on March 27, 1997. See Management's Discussion and Analysis for additional information.

Note 2:   Stock split in the form of a stock dividend

          At Textron's Annual Meeting on April 23, 1997, Textron's shareholders approved an increase in the authorized number of common shares from 250 million to 500 million in connection with a two-for-one stock split of Textron common stock to be effected in the form of a stock dividend. The new shares were distributed on May 30, 1997 to shareholders of record on the close of business on May 9, 1997. Average shares outstanding and per share amounts have been restated to reflect the stock split for all periods presented.

Note 3:   Earnings per Share

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," (FAS 128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. FAS 128 will require the presentation of "Basic" and "Diluted" EPS. On a pro forma basis, Diluted EPS calculated in accordance with FAS 128 does not differ significantly from EPS as currently reported for the quarter and six month periods ended June 28, 1997. The Basic EPS calculation does not consider the potential effects of potentially dilutive securities and on a pro forma basis, is approximately $.03 and $.05 per share higher than Diluted EPS for the second quarter and six month periods ended June 28, 1997, respectively.

Note 4:   Inventories
                                            June 28,    December 28,
                                              1997          1996
                                                (In millions)
          Finished goods                     $311         $364
          Work in process                     811          769
          Raw materials                       430          259
                                             1,552        1,392
          Less progress payments and
            customer deposits                 136          200
                                           $1,416       $1,192

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

PARENT GROUP
(unaudited) (In millions)
                                                            Three Months Ended                 Six Months Ended
                                                          June 28,        June 29,         June 28,        June 29,
Condensed Statement of Income                               1997            1996             1997            1996
Sales                                                    $2,117          $1,867          $4,138           $3,567
Costs and expenses
Cost of sales                                            1,730           1,520           3,386            2,913
Selling and administrative                                 211             189             417              366
Interest                                                    30              37              69               75
  Total costs and expenses                               1,971           1,746           3,872            3,354
                                                           146             121             266              213
Pretax income on Finance Group                             101              95             197              187
Income from continuing operations
  before income taxes and
  distributions on preferred securities
  of subsidiary trust                                      247             216             463              400
Income taxes                                              (95)            (84)           (180)            (156)
Distributions on preferred securities
  of subsidiary trust, net of income
  taxes                                                    (7)             (7)            (13)             (10)
Income from continuing operations                          145             125             270              234
Discontinued operations, net of income
  taxes                                                      -               -               -             (74)
Net income                                               $ 145           $ 125           $ 270            $ 160

                                                           June 28,         December 28,
Condensed Balance Sheet                                      1997               1996
Assets
Cash                                                     $ 106              $  24
Receivables - net                                        1,028                882
Inventories                                              1,416              1,192
Investments in Finance Group                             1,621              1,600
Investment in discontinued operation                         -                770
Property, plant and equipment - net                      1,591              1,454
Goodwill                                                 1,617              1,466
Other assets (including net prepaid income taxes)        1,345              1,269
  Total assets                                           $8,724             $8,657
Liabilities and shareholders' equity
Accounts payable and accrued liabilities (including
  income taxes)                                          $3,726             $3,484
Debt                                                     1,295              1,507
Textron - obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  Textron junior subordinated debt securities              483                483
Shareholders' equity                                     3,220              3,183
  Total liabilities and shareholders' equity             $8,724             $8,657

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 7:   Financial information by borrowing group (continued)

PARENT GROUP (continued)
(Unaudited) (In millions)
                                                                 Six Months Ended
                                                           June 28,            June 29,
Condensed Statement of Cash Flows                            1997                1996
Cash flows from operating activities:
Income from continuing operations                        $270                $234
Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
    Undistributed earnings of Finance Group              (40)                (49)
    Depreciation and amortization                         144                 125
    Changes in assets and liabilities excluding those
     related to acquisitions and divestitures:
       Increase in receivables                           (61)                 (1)
       Increase in inventories                           (171)               (113)
       Increase in other assets                          (52)                (55)
       Increase in accounts payable and accrued
          liabilities                                      22                  91
    Other - net                                            12                  13
      Net cash provided by operating activities           124                 245
Cash flows from investing activities:
Capital expenditures                                     (140)               (117)
Cash used in acquisitions                                (324)               (111)
Cash received from disposition of business                571                   -
Proceeds from disposition of investment                   245                   -
Other investing activities - net                           16                (18)
      Net cash provided (used) by investing
        activities                                        368                (246)
Cash flows from financing activities:
Increase (decrease) in short-term debt                     14                (38)
Proceeds from issuance of long-term debt                  876                 666
Principal payments on long-term debt                     (1,132)             (806)
Issuance of Textron - obligated mandatorily
  redeemable preferred securities of subsidiary
  trust holding solely Textron junior subordinated
  debt securities                                           -                 483
Proceeds from exercise of stock options                    27                  25
Purchases of Textron common stock                        (112)               (117)
Purchase of Textron common stock from Paul Revere           -                (34)
Dividends paid                                           (83)                (74)
      Net cash provided (used) by financing
        activities                                       (410)                105
Net increase in cash                                       82                 104
Cash at beginning of period                                24                  56
Cash at end of period                                    $106                $160

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 7:   Financial information by borrowing group (continued)

FINANCE GROUP
(unaudited) (In millions)
                                                             Three Months Ended                Six Months Ended
                                                          June 30,        June 30,         June 30,        June 30,
Condensed Statement of Income                               1997            1996             1997            1996
Revenues                                                 $ 550           $ 517           $1,080           $1,031
Costs and expenses
Selling and administrative                                 169             153             325              307
Interest                                                   150             146             294              291
Provision for losses on collection of
  finance receivables                                       63              54             127              107
Other                                                       67              69             137              139
    Total costs and expenses                               449             422             883              844
Income before income taxes                                 101              95             197              187
Income taxes                                              (39)            (38)            (76)             (74)
Net income                                               $  62           $  57           $ 121            $ 113

                                                           June 30,         December 31,
Condensed Balance Sheet                                      1997               1996
Assets
Cash                                                    $   55             $  23
Investments                                                831               814
Finance receivables - net                               10,271             9,860
Other                                                      766               712
    Total assets                                        $11,923            $11,409
Liabilities and equity
Accounts payable and accrued liabilities
  (including income taxes)                              $  969             $ 970
Debt                                                     9,333             8,839
Equity                                                   1,621             1,600
    Total liabilities and equity                        $11,923            $11,409

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                     Revenues and Income by Business Segment
                                  (In millions)
                                                             Three Months Ended                Six Months Ended
                                                          June 28,        June 29,         June 28,        June 29,
                                                            1997            1996             1997            1996
REVENUES
MANUFACTURING:
  Aircraft                                               $ 782           $ 649           $1,488           $1,303
  Automotive                                               523             439           1,080              844
  Industrial                                               660             604           1,280            1,081
  Systems and Components                                   152             175             290              339
                                                         2,117           1,867           4,138            3,567
FINANCE                                                    550             517           1,080            1,031
Total revenues                                           $2,667          $2,384          $5,218           $4,598
INCOME
MANUFACTURING:
  Aircraft                                               $  81           $  67           $ 145            $ 123
  Automotive                                                33              41              83               78
  Industrial                                                76              64             143              118
  Systems and Components                                    16              16              27               27
                                                           206             188             398              346
FINANCE                                                    101              95             197              187
Segment operating income                                   307             283             595              533
Corporate expenses and other - net                        (30)            (30)            (63)             (58)
Interest expense - net                                    (30)            (37)            (69)             (75)
Income from continuing operations
  before income taxes and
  distributions on preferred
  securities of subsidiary trust                         $ 247           $ 216           $ 463            $ 400

Financial Condition

Parent Group: During the six months ended June 28, 1997, the Parent Group's operating activities provided cash of $124 million versus $245 million during the corresponding period of 1996. Operating cash flows for 1997 were affected by income from continuing operations offset by inventory builds associated with new Aircraft products and higher receivable balances.

The Group's debt decreased by $212 million. On March 27, 1997, Textron completed the sale of its 83.3% owned subsidiary, The Paul Revere Corporation, to
Provident Companies, Inc. Net proceeds to Textron after adjustments and contingent payments were approximately $800 million (which included shares of Provident common stock subsequently sold in May for $245 million). These proceeds exceeded cash used for (a) acquisitions ($324 million), (b) capital expenditures ($140 million), (c) purchases of Textron common stock ($112 million), and (d) payments of dividends ($83 million). Its ratio of debt to total capital was 26% at June 28, 1997, down from 29% at December 28, 1996.

The  Parent  Group's  credit  facilities not used or  reserved  as  support  for outstanding commercial paper or bank borrowings at June 28, 1997 were $1.4 billion. Textron had $511 million available at June 28, 1997 under its shelf registration statements filed with the Securities and Exchange Commission.

At June 28, 1997, approximately 37% and 28% of total foreign currency borrowings
of   $496   million  under  Textron's  multi-currency  credit  agreements   were
denominated in Deutsche marks and French francs, respectively.

In the first half of 1997, the Parent Group acquired the Germany-based Kautex Group, a worldwide supplier of blow-molded plastic fuel tanks and other automotive components and systems and Switzerland-based Maag Pump Systems AG and Italy-based Maag Italia S.p.A., manufacturers of gears, gear pumps and gear systems for an aggregate cost of approximately $390 million. Textron also announced an agreement to sell its Speidel division to Hermann Hirsch USA, Inc.,
an   affiliate  of  Austria-based Hirsch  Armbaender  Ges.m.b.H.    The
transaction is expected to close on December 31, 1997.

Management believes that the Parent Group will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations --including dividends received from Textron's Finance Group-- will continue to be more than sufficient to meet its operating needs and to finance growth.

Finance Group: The Finance Group paid dividends of $81 million and $64 million to the Parent Group during the six month periods ended June 28, 1997 and June 29, 1996, respectively.

During the six months ended June 30, 1997, Avco Financial Services (AFS) issued $451 million of unsecured debt securities, including $136 million under its shelf registration statements. AFS had $947 million and $507 million available at June 30, 1997 for unsecured debt securities under its shelf registration statements with the Securities and Exchange Commission and Canadian provincial security exchanges, respectively.

During the first half of 1997, the Finance Group had $291 million of interest rate exchange agreements expire and $405 million of interest rate exchange agreements go into effect. The new agreements, which have a weighted average original term of 2.3 years and expire through 2000, had the effect of fixing the rate of interest at approximately 6.7% on $405 million of variable rate borrowings at June 30, 1997.

Textron Financial Corporation (TFC) issued $50 million medium-term notes on June 30, 1997 under its $500 million medium-term note facility under Rule 144A of the Securities Act of 1933, as amended. TFC had $242 million available under this facility at June 30, 1997.

Results of Operations - Three months ended June 28, 1997 vs. Three months ended June 29, 1996

Textron reported second quarter 1997 earnings per share from continuing operations of $0.85 per share, up 18% from second quarter 1996 earnings per share from continuing operations of $0.72. Income from continuing operations in 1997 of $145 million was up 16% from the 1996 amount of $125 million. Revenues increased 12% to $2.7 billion in 1997 from $2.4 billion in 1996.

The Aircraft segment's revenues and income increased $133 million (20%) and $14 million (21%), respectively. Bell Helicopter's revenues and income increased primarily as a result of higher commercial and U.S. Government aircraft sales ($56 million). Cessna's revenues increased as a result of higher sales of its recently introduced new business jets -- the Citation X and the Bravo. Its income increased as a result of the higher revenues, partially offset by an increased level of expenses due to the introduction and support of new products.

The Automotive segment's revenues increased $84 million (19%), reflecting the first quarter 1997 acquisition of Kautex and the 1996 acquisitions of Valeo
Wiper Systems and the remaining 50% of a joint venture in Born, Netherlands. The benefit of the higher sales from the acquisitions was partially offset by the unfavorable impact of a strike at a Chrysler engine plant and the timing of replacement business and new model launches. Income decreased $8 million (20%), reflecting the above factors and a decision to begin a restructuring effort to improve overall automotive margins.

The Industrial segment's revenues and income increased $56 million (9%) and $12 million (19%), respectively. These increases were due principally to higher sales and improved performance in the fastening systems and the golf and turf-care businesses. In addition, results benefited from the first quarter 1997 acquisitions of Maag Pump Systems and Maag Italia S.p.A. and the third quarter 1996 acquisition of Klauke.

The Systems and Components segment's revenues decreased $23 million (13%), reflecting the third quarter 1996 divestiture of Textron Aerostructures. This revenue decrease was partially offset by higher revenues on the sensor fuzed weapon contract and an increase in demand for aerospace components. Income remained unchanged as the benefit of the higher revenues was offset by the impact of the Aerostructures divestiture and lower performance in marine and land systems products.

The Finance segment's revenues increased $33 million (6%), while income increased $6 million (6%). AFS' revenues and income increased $25 million and $2 million, respectively. Revenues in its finance and related insurance business increased $21 million, primarily as a result of an increase in average finance receivables, partially offset by a decrease in yields on finance receivables. Income decreased $4 million, due primarily to an increase in the provision for losses resulting from a higher level of net credit losses to average finance receivables, partially offset by the benefit of the higher revenues and a decrease in the average cost of borrowed funds. In AFS' nonfinance-related insurance business, revenues increased $4 million and income increased $6 million, due primarily to higher premiums earned and investment income, as well as improved underwriting expenses, principally lower insurance loss ratios. TFC's revenues increased $8 million, due to increases in syndication fee income and a higher level of average finance receivables. Its income increased $4 million, due to the higher revenues and a lower provision for loan losses related to the real estate portfolio, partially offset by growth in businesses with higher operating expense ratios.

Interest Expense - Net for the Parent Group decreased $7 million due to a lower level of average debt, resulting from the payment of debt with proceeds from the divestiture of Paul Revere, partially offset by the incremental debt associated with acquisitions.

Results of Operations - Six months ended June 28, 1997 vs. Six months ended June 29, 1996

Textron reported first half 1997 earnings per share from continuing operations of $1.58 per share, up 17% from first half 1996 earnings per share from continuing operations of $1.35. Income from continuing operations in 1997 of $270 million was up 15% from the 1996 amount of $234 million. Revenues increased 13% to $5.2 billion in 1997 from $4.6 billion in 1996. Net income in the first half 1997 was $270 million versus $160 million in 1996, which reflected the impact of a $74 million loss from a discontinued operation.

The Aircraft segment's revenues and income increased $185 million (14%) and $22 million (18%), respectively. Bell Helicopter's revenues and income increased primarily as a result of higher commercial and U.S. Government aircraft sales ($79 million), partially offset by lower revenues on the V-22 program ($57 million). Cessna's revenues increased as a result of higher sales of its recently introduced new business jets --the Citation X and the Bravo. Its income increased as a result of the higher revenues, partially offset by an increased level of expenses due to the introduction and support of new products.

The Automotive segment's revenues increased $236 million (28%), reflecting the first quarter 1997 acquisition of Kautex and the 1996 acquisitions of Valeo
Wiper Systems and the remaining 50% of a joint venture in Born, Netherlands. The benefit of the higher sales from the acquisitions was partially offset by the unfavorable impact in the second quarter 1997 of a strike at a Chrysler engine plant and the timing of replacement business and new model launches. Income increased $5 million (6%), reflecting the above factors and the impact of the restructuring effort which began in the second quarter 1997.

Second half automotive sales, excluding the Kautex acquisition, are expected to be lower in 1997 than in 1996 as a result of the timing of replacement business and new model launches. Total segment margins in the second half are expected to continue at a lower level than last year primarily as a result of the lower sales described above, lower margins attributable to the Kautex acquisition and the impact of the restructuring effort.

The Industrial segment's revenues and income increased $199 million (18%) and $25 million (21%), respectively. These increases were due primarily to higher sales in fastening systems ($120 million), including the second quarter 1996 acquisition of Textron Industries. In addition, results benefited from the first quarter 1997 acquisitions of Maag Pump Systems and Maag Italia, S.p.A, the third quarter 1996 acquisition of Klauke, and higher sales and improved performance in the golf and turf-care businesses.

The Systems and Components segment's revenues decreased $49 million (14%), reflecting the third quarter 1996 divestiture of Textron Aerostructures. This revenue decrease was partially offset by higher revenues on the sensor fuzed weapon contract and an increase in demand for aerospace components. Income remained unchanged as the benefit of the higher revenues was offset by the impact of the Aerostructures divestiture and lower performance in marine and land systems products.

The Finance segment's revenues increased $49 million (5%), while income increased $10 million (5%). AFS' revenues and income increased $38 million and $5 million, respectively. Revenues in its finance and related insurance business increased $28 million, primarily as a result of an increase in average finance receivables ($7.322 billion in the first half 1997 versus $6.823 billion in the first half 1996), partially offset by a decrease in yields on finance receivables (17.99% in the first half 1997 vs. 18.59% in the first half 1996). Income decreased $5 million, due primarily to an increase in the provision for losses resulting from a higher level of net credit losses to average finance receivables (2.98% in the first half 1997 vs. 2.64% in the first half 1996), partially offset by the benefit of the higher revenues and a decrease in the average cost of borrowed funds (6.48% in the first half 1997 vs. 6.95% in the first half 1996). The general proliferation of credit cards has provided the consumer with an alternative source of funds, and as a result the increase in consumer debt in the U.S. and Canada has continued to burden the finance consumer, resulting in higher delinquencies and charge-offs. In AFS' nonfinance-related insurance business, revenues and income both increased $10 million, due primarily to higher premiums earned and investment income, as well as improved underwriting expenses, principally lower insurance loss ratios. TFC's revenues increased $11 million, due to a higher level of average finance receivables ($3.173 billion in the first half 1997 vs. $3.019 billion in the first half
1996), and increases in syndication fee income, partially offset by lower yields of finance receivables (9.94% in the first half 1997 vs. 10.03% in the first half 1996), primarily on floating rate receivables. Its income increased $5 million, due to the higher revenues and a lower provision for loan losses related to the real estate portfolio, partially offset by growth in businesses with higher operating expense ratios.

Corporate expenses and other - net increased $5 million, due to first quarter 1997 litigation expenses related to a divested operation. Interest Expense-net for the Parent Group decreased $6 million due to a lower level of average debt, resulting from the payment of debt with proceeds from the divestiture of Paul Revere, partially offset by the incremental debt associated with acquisitions.

                          PART II.   OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At Textron's annual meeting of shareholders held on April 23, 1997, the following items were voted upon:

1.     The   following  persons  were  elected  to  serve   as
       directors  in Class I for three year terms expiring  in 2000  and
       received the votes listed.   There  were  no abstentions  or
       broker  non-votes  applicable  to  the election of directors:

                         Name                       For                 Withheld
               Teresa Beck                74,404,822                   557,598
               Lewis B. Campbell          74,404,045                   558,375
               R. Stuart Dickson          74,393,859                   568,561
               John D. Macomber           74,387,147                   575,273
               John W. Snow               74,402,952                   559,468

       The  following directors have terms of office which continued  after the
       meeting:   H. Jesse Arnelle, Paul E. Gagne, James F.  Hardymon, Dana  G.
       Mead, Barbara Scott Preiskel, Brian H. Rowe, Sam F. Segnar, Jean Head Sisco, Martin D. Walker and Thomas B. Wheeler.

2. An amendment of Article Fourth of Textron's Restated Certificate of Incorporation to increase the number of authorized shares of Textron common stock to 500 million was approved by the following vote:

              For             Against          Abstain        Broker Non-Votes

           71,979,770         2,658,677         323,973                0

3.   An   amendment  to  Textron's  1994  Long-Term  Incentive  Plan  was
     approved by the following vote:

               For             Against           Abstain       Broker Non-Votes

           71,694,654         2,481,407          786,359               0

4. The appointment of Ernst & Young LLP as Textron's independent auditors for 1997 was ratified by the following vote:

             For             Against           Abstain       Broker Non-Votes

         74,458,561          232,423           271,436               0

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               10 Employment Agreement between Textron Inc. and John D. Butler dated June 10, 1997

               12.1 Computation of ratio of income to fixed charges and preferred securities dividends of the Parent Group.

               12.2 Computation of ratio of income to fixed charges and preferred securities dividends of
                     Textron Inc. including all majority-owned subsidiaries.

               27  Financial Data Schedule (filed electronically only)

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the second quarter ended June 28, 1997.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TEXTRON INC.

Date:  August 5, 1997               s/R. L. Yates
                                      R. L. Yates
                                      Vice President and Controller
                                      (principal accounting officer)

                                LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:





                                   Name of Exhibit

10         Employment Agreement between Textron Inc. and John D. Butler dated June 10, 1997

12.1       Computation of ratio of income to combined fixed charges and preferred securities dividends of the Parent Group

12.2       Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries

27         Financial Data Schedule (filed electronically only)