Form 10-Q
period 1997-09-27
TEXTRON INC
filed 1997-11-07
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                 _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934
    For the fiscal quarter ended September 27, 1997
    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES AND  EXCHANGE ACT OF 1934

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


                                                  Yes  X   No



        Common stock outstanding at October 25, 1997 - 164,322,000 shares


                         PART I.  FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                                  TEXTRON INC.
             Condensed Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)
                                                            Three Months Ended                Nine Months Ended
                                                       September 27,   September 28,    September 27,   September 28,
                                                            1997            1996             1997            1996
Revenues
Manufacturing sales                                     $ 1,950         $1,722           $6,088          $5,289
Finance revenues                                            558            526            1,638           1,557
    Total revenues                                        2,508          2,248            7,726           6,846
Costs and expenses
Cost of sales                                             1,589          1,395            4,975           4,308
Selling and administrative                                  372            335            1,114           1,008
Interest                                                    183            183              546             549
Provision for losses on collection of finance
  receivables                                                63             59              190             166
Other                                                        71             69              208             208
    Total costs and expenses                              2,278          2,041            7,033           6,239
Income from continuing operations before
  income taxes and distributions on
  preferred securities of subsidiary trust                  230            207              693             607
Income taxes                                               (86)           (81)            (266)           (237)
Distributions on preferred securities of
  subsidiary trust, net of income taxes                     (6)            (6)             (19)            (16)
Income from continuing operations                           138            120              408             354
Discontinued operation, net of income
  taxes                                                       -          (155)                -           (229)
Net income                                              $   138         $ (35)           $  408          $  125
Per common share*:
  Income from continuing operations                      $   .81         $  .70          $  2.39          $ 2.05
  Discontinued operation                                      -            (.90)              -            (1.33)
  Net income                                             $   .81         $ (.20)         $  2.39          $  .72
Average shares outstanding*                            170,412,000     171,580,000      170,419,000     172,592,000
Dividends per share:
  $2.08 Preferred stock, Series A                        $   .52         $  .52          $  1.56          $ 1.56
  $1.40 Preferred stock, Series B                        $   .35         $  .35          $  1.05          $ 1.05
  Common stock*                                          $   .25         $  .22          $   .75          $  .66

*Reflects the effect of the two-for-one stock split in the form of a stock dividend paid May 30, 1997 to shareholders of record on May 9, 1997.

See notes to condensed  consolidated financial statements.
Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Condensed Consolidated Balance Sheet (unaudited)
                              (Dollars in millions)
                                                          September 27,      December 28,
                                                             1997              1996
Assets
Cash                                                     $    89           $     47
Investments                                                  845                820
Receivables - net:
  Finance                                                  9,877              9,856
  Commercial and U.S. government                           1,015                882
                                                          10,892             10,738
Inventories                                                1,435              1,192
Investment in discontinued operation                           -                770
Property, plant, and equipment, less accumulated
  depreciation of $1,803 and $1,664                        1,713              1,539
Goodwill, less accumulated amortization of $442 and
  $404                                                     1,773              1,609
Other (including net prepaid income taxes)                 1,770              1,520
Total assets                                             $18,517           $ 18,235
Liabilities and shareholders' equity
Liabilities
Accounts payable                                         $   866           $    850
Accrued postretirement benefits other than pensions          806                817
Other accrued liabilities (including income taxes)         2,764              2,556
Debt:
  Parent Group                                             1,317              1,507
  Finance Group                                            8,992              8,839
                                                          10,309             10,346
  Total liabilities                                       14,745             14,569
Textron - obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Textron junior subordinated debt securities         483                483
Shareholders' equity
Capital stock:
  Preferred stock                                             13                 14
  Common stock*                                               24                 12
Capital surplus                                              825                793
Retained earnings                                          3,253              2,969
Other                                                       (56)                  7
                                                           4,059              3,795
  Less cost of treasury shares                               770                612
  Total shareholders' equity                               3,289              3,183
  Total liabilities and shareholders' equity             $18,517           $ 18,235
*Common shares outstanding                             164,852,000**       82,809,000
** Reflects the effect of the two-for-one stock split in the form of a stock dividend paid May 30, 1997 to shareholders of record on May 9, 1997.

See notes to condensed consolidated financial statements.
Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                  (In millions)
                                                                Nine Months Ended
                                                        September 27,       September 28,
                                                             1997                1996
Cash flows from operating activities:
Income from continuing operations                        $  408              $  354
Adjustments  to  reconcile  income  from   continuing
operations to net cash provided by operating activities:
    Depreciation and amortization                           316                 286
    Provision for losses on receivables                     192                 168
    Changes in assets and liabilities excluding those
      related to acquisitions and divestitures:
        Increase in commercial and U.S. government
          receivables                                      (60)                 (8)
        Increase in inventories                           (187)               (150)
        Increase in other assets                          (150)               (105)
        Decrease in accounts payable                       (18)                (16)
        Increase in accrued liabilities                      13                 176
    Other - net                                            (58)                (83)
    Net cash provided by operating activities               456                 622
Cash flows from investing activities:
Purchases of investments                                  (178)               (204)
Proceeds from disposition of investments                    336                 143
Maturities and calls of investments                          56                  41
Finance receivables:
  Originated or purchased                                (5,674)             (4,874)
  Repaid or sold                                          5,093               4,657
  Proceeds from sale of securitized assets                  373                   -
Cash used in acquisitions                                 (398)               (172)
Cash received from disposition of business                  571                 180
Capital expenditures                                      (254)               (215)
Other investing activities - net                             31                (25)
    Net cash used by investing activities                  (44)               (469)
Cash flows from financing activities:
Increase in short-term debt                                 120                 230
Proceeds from issuance of long-term debt                  1,604               1,222
Principal payments on long-term debt                     (1,872)             (1,648)
Issuance of Textron-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Textron junior subordinated debt securities          -                 483
Proceeds from exercise of stock options                      32                  29
Purchases of Textron common stock                         (130)               (239)
Purchases of Textron common stock from Paul Revere            -                (34)
Dividends paid                                            (124)               (111)
    Net cash used by financing activities                 (370)                (68)
Net increase in cash                                         42                  85
Cash at beginning of period                                  47                  84
Cash at end of period                                    $   89              $  169

See notes to condensed consolidated financial statements.
                                  TEXTRON INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:   Basis of presentation

          The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 28, 1996. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at September 27, 1997, and its consolidated results of operations for each of the respective three and nine month periods ended September 27, 1997 and September 28, 1996 and consolidated cash flows for each of the nine month periods ended September 27, 1997 and September 28, 1996. The results of operations for the nine months ended September 27, 1997 are not necessarily indicative of results for the full year. Textron completed the sale of Paul Revere to Provident Companies, Inc. on March 27, 1997. See Management's Discussion and Analysis for additional information.

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

Note 3:   Earnings per Share

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," (FAS 128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. FAS 128 will require the presentation of "Basic" and "Diluted" EPS. The Basic EPS calculation does not consider the potential effects of potentially dilutive securities and on a pro forma basis, is approximately $.03 and $.08 per share higher than Diluted EPS for the three and nine month periods ended September 27, 1997, respectively. On a pro forma basis, Diluted EPS calculated in accordance with FAS 128 does not differ significantly from EPS as currently reported for the three and nine month periods ended September 27, 1997.
Note 4:   Inventories

                                            September 27,     December 28,
                                                 1997             1996
                                                     (In millions)
          Finished goods                         $ 434           $  364
          Work in process                          800              769
          Raw materials                            350              259
                                                 1,584            1,392
          Less progress payments and customer
            deposits                               149              200
                                                 $1,435          $1,192

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

PARENT GROUP
(unaudited) (In millions)
                                                            Three Months Ended                Nine Months Ended
                                                       September 27,   September 28,    September 27,   September 28,
Condensed Statement of Income                               1997            1996             1997            1996
Sales                                                   $1,950          $1,722           $6,088          $5,289
Costs and expenses
Cost of sales                                            1,589           1,395            4,975           4,308
Selling and administrative                                 203             182              620             548
Interest                                                    32              36              101             111
  Total costs and expenses                               1,824           1,613            5,696           4,967
                                                           126             109              392             322
Pretax income on Finance Group                             104              98              301             285
Income from continuing operations
  before income taxes and
  distributions on preferred securities
  of subsidiary trust                                      230             207              693             607
Income taxes                                              (86)            (81)            (266)           (237)
Distributions on preferred securities
  of subsidiary trust, net of income
  taxes                                                    (6)             (6)             (19)            (16)
Income from continuing operations                          138             120              408             354
Discontinued operations, net of income
  taxes                                                      -           (155)                -           (229)
Net income                                              $  138          $ (35)           $  408          $  125

                                                        September 27,       December 28,
Condensed Balance Sheet                                      1997               1996
Assets
Cash                                                    $   61             $   24
Receivables - net                                        1,015                882
Inventories                                              1,435              1,192
Investments in Finance Group                             1,617              1,600
Investment in discontinued operation                         -                770
Property, plant and equipment - net                      1,614              1,454
Goodwill                                                 1,616              1,466
Other assets (including net prepaid income taxes)        1,436              1,269
  Total assets                                          $8,794             $8,657
Liabilities and shareholders' equity
Accounts payable and accrued liabilities (including
  income taxes)                                         $3,705             $3,484
Debt                                                     1,317              1,507
Textron - obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  Textron junior subordinated debt securities              483                483
Shareholders' equity                                     3,289              3,183
  Total liabilities and shareholders' equity            $8,794             $8,657

Item 1.  FINANCIAL STATEMENTS (Continued)
Note 7:  Financial information by borrowing group (continued)

PARENT GROUP
(unaudited) (In millions)
                                                                 Nine Months Ended
                                                        September 27,      September 28,
Condensed Statement of Cash Flows                            1997               1996
Cash flows from operating activities:
Income from continuing operations                        $ 408              $ 354
Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
     Undistributed earnings of Finance Group              (46)               (80)
     Depreciation and amortization                         215                188
     Changes in assets and liabilities excluding
      those related to acquisitions and
      divestitures:
        Increase in receivables                           (60)                (8)
        Increase in inventories                          (187)              (150)
        Increase in other assets                         (138)               (95)
        (Decrease) increase in accounts payable and
         accrued liabilities                               (1)                137
     Other - net                                             6                (5)
        Net cash provided by operating activities          197                341
Cash flows from investing activities:
Capital expenditures                                     (222)              (197)
Cash used in acquisitions                                (355)              (172)
Cash received from disposition of businesses               571                180
Proceeds from disposition of investments                   251                  -
Other investing activities - net                            20               (24)
        Net cash provided (used) by investing
          activities                                       265              (213)
Cash flows from financing activities:
Increase (decrease) in short-term debt                      11               (46)
Proceeds from issuance of long-term debt                 1,085                808
Principal payments on long-term debt                     (1,299)            (947)
Issuance of Textron-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Textron junior subordinated debt securities         -                483
Proceeds from exercise of stock options                     32                29
Purchases of Textron common stock                        (130)              (239)
Purchases of Textron common stock from Paul Revere           -               (34)
Dividends paid                                           (124)              (111)
        Net cash used by financing activities            (425)               (57)
Net increase in cash                                        37                 71
Cash at beginning of period                                 24                 56
Cash at end of period                                    $  61              $ 127

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 7:   Financial information by borrowing group (continued)

FINANCE GROUP
(unaudited) (In millions)

                                                            Three Months Ended                Nine Months Ended
                                                       September 30,   September 30,    September 30,   September 30,
Condensed Statement of Income                               1997            1996             1997            1996
Revenues                                                $  558          $  526          $1,638           $1,557
Costs and expenses
Selling and administrative                                 169             153             494              460
Interest                                                   151             147             445              438
Provision for losses on collection of
  finance receivables                                       63              59             190              166
Other                                                       71              69             208              208
    Total costs and expenses                               454             428           1,337            1,272
Income before income taxes                                 104              98             301              285
Income taxes                                              (39)            (38)           (115)            (112)
Net income                                              $   65          $   60          $  186           $  173


                                                        September 30,       December 31,
Condensed Balance Sheet                                      1997               1996
Assets
Cash                                                    $    28            $    23
Investments                                                 845                814
Finance receivables - net                                 9,880              9,860
Other                                                       825                712
    Total assets                                        $11,578            $11,409
Liabilities and equity
Accounts payable and accrued liabilities (including
  income taxes)                                         $   969            $   970
Debt                                                      8,992              8,839
Equity                                                    1,617              1,600
    Total liabilities and equity                        $11,578            $11,409

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                     Revenues and Income by Business Segment
                                  (In millions)

                                                             Three Months Ended               Nine Months Ended
                                                       September 27,   September 28,    September 27,   September 28,
                                                            1997            1996             1997            1996
REVENUES
MANUFACTURING:
  Aircraft                                               $ 752           $ 638           $2,240          $1,941
  Automotive                                               464             355           1,544            1,199
  Industrial                                               584             554           1,864            1,635
  Systems and Components                                   150             175             440              514
                                                         1,950           1,722           6,088            5,289
FINANCE                                                    558             526           1,638            1,557
Total revenues                                           $2,508          $2,248          $7,726          $6,846
INCOME
MANUFACTURING:
  Aircraft                                               $  84           $  69           $ 229           $  192
  Automotive                                                28              27             111              105
  Industrial                                                65              58             208              176
  Systems and Components                                    17              19              44               46
                                                           194             173             592              519
FINANCE                                                    104              98             301              285
Segment operating income                                   298             271             893              804
Corporate expenses and other - net                        (36)            (28)            (99)             (86)
Interest expense - net                                    (32)            (36)           (101)            (111)
Income from continuing operations
  before income taxes and
  distributions on preferred
  securities of subsidiary trust                         $ 230           $ 207           $ 693           $  607



Financial Condition

Parent Group: During the nine months ended September 27, 1997, the Parent Group's operating activities provided cash of $197 million versus $341 million during the corresponding period of 1996. Operating cash flows for 1997 were affected by income from continuing operations offset by inventory builds associated with new Aircraft products, higher receivable balances, and the timing of prepaid expenses and customer tooling costs.

The Group's debt decreased by $190 million. On March 27, 1997, Textron completed the sale of its 83.3% owned subsidiary, The Paul Revere Corporation, to
Provident Companies, Inc. Net proceeds to Textron after adjustments and contingent payments were approximately $800 million (which included shares of Provident common stock subsequently sold in May for $245 million). Cash provided by operating activities and the proceeds from the sale of Paul Revere were primarily used for (a) acquisitions ($355 million), (b) capital expenditures ($222 million), (c) purchases of Textron common stock ($130 million), and (d) payments of dividends ($124 million). Its ratio of debt to total capital was 26% at September 27, 1997, down from 29% at December 28, 1996.

The Parent Group's credit facilities not used or reserved as support for outstanding commercial paper or bank borrowings at September 27, 1997 were $1.3 billion. Textron had $511 million available at September 27, 1997 under its shelf registration statements filed with the Securities and Exchange Commission.

At September 27, 1997, approximately 37% and 28% of total foreign currency borrowings of $482 million under Textron's multi-currency credit agreements were denominated in Deutsche marks and French francs, respectively.

During the nine months ended September 27, 1997, the Parent Group acquired the Germany-based Kautex Group, a worldwide supplier of blow-molded plastic fuel tanks and other automotive components and systems and Switzerland-based Maag Pump Systems AG and Italy-based Maag Italia S.p.A., manufacturers of gears, gear pumps and gear systems for an aggregate cost of approximately $390 million. Several smaller acquisitions aggregating approximately $30 million also closed during the period.

Management believes that the Parent Group will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations --including dividends received from Textron's Finance Group-- will continue to be more than sufficient to meet its operating needs and to finance growth.

Finance Group: The Finance Group paid dividends of $140 million and $93 million to the Parent Group during the nine month periods ended September 27, 1997 and September 28, 1996, respectively.

During the nine months ended September 30, 1997, Avco Financial Services (AFS) issued $469 million of unsecured debt securities, including $155 million under its shelf registration statements. AFS had $947 million and $488 million available at September 30, 1997 for unsecured debt securities under its shelf registration statements with the Securities and Exchange Commission and Canadian provincial security exchanges, respectively.

During the nine months ended September 30, 1997, the Finance Group had $390 million of interest rate exchange agreements expire and $519 million of interest rate exchange agreements go into effect. The new agreements, which have a weighted average original term of 2.5 years and expire through 2002, had the effect of fixing the rate of interest at approximately 6.7% on $519 million of variable rate borrowings at September 30, 1997.

Textron Financial Corporation (TFC) issued $50 million medium-term notes during the nine months ended September 30, 1997 under its $500 million medium-term note facility under Rule 144A of the Securities Act of 1933, as amended. TFC had $242 million available under this facility at September 30, 1997.

Results of Operations - Three months ended September 27, 1997 vs. Three months ended September 28, 1996

Textron reported third quarter 1997 earnings per share from continuing operations of $0.81 per share, up 16% from third quarter 1996 earnings per share from continuing operations of $0.70. Income from continuing operations in 1997 of $138 million was up 15% from the 1996 amount of $120 million. Revenues increased 12% to $2.5 billion in 1997 from $2.2 billion in 1996. Net income in 1997 was $138 million versus a net loss of $35 million in 1996, which reflected the impact of a $155 million loss from a discontinued operation.

The Aircraft segment's revenues and income increased $114 million (18%) and $15 million (22%), respectively, due primarily to higher results at Cessna Aircraft. Cessna's revenues increased as a result of higher sales of business jets, including its recently introduced Citation X and Citation Bravo. Its income increased from the higher revenues, partially offset by an increased level of expenses due to the introduction and support of new products. Bell Helicopter's revenues were slightly below last year and income approximated last year's level. Higher sales of U.S. Government aircraft and commercial spares aggregated $29 million, while lower revenues on the V-22 program and lower foreign military and commercial aircraft sales aggregated $37 million.

The Automotive segment's revenues increased $109 million (31%), reflecting the first quarter 1997 acquisition of Kautex. Income increased $1 million (4%), reflecting the increased revenues, offset by the impact of new model launches and a restructuring effort which began in the second quarter of 1997.

The Industrial segment's revenues and income increased $30 million (5%) and $7 million (12%), respectively. These increases were due principally to the first quarter 1997 acquisitions of Maag Pump Systems and Maag Italia S.p.A., and the third quarter 1997 acquisition of Burkland Holding, Inc. In addition, higher revenues and income in the fastening systems and contractor tool businesses were partially offset by lower performance in the golf and turf-care business.

The Systems and Components segment's revenues and income decreased $25 million (14%) and $2 million (11%), respectively, reflecting the third quarter 1996 divestiture of Textron Aerostructures and lower revenues in marine and land systems products. These revenue and income decreases were partially offset by an increase in demand for aerospace components and higher revenues on the sensor fuzed weapon contract.

The Finance segment's revenues increased $32 million (6%), while income increased $6 million (6%). AFS' revenues and income increased $23 million and $1 million, respectively. Revenues in its finance and related insurance business increased $19 million, due to an increase in investment and other income, and an increase in average finance receivables reflecting the benefit of the acquisition of approximately $580 million of consumer and commercial receivables in late 1996 and the first half of 1997. The increase in investment and other income was primarily attributable to an $8 million gain on the sale of certain underperforming branches. The benefit of these revenue increases were partially offset by lower yields on finance receivables (reflecting both decreases in yields on finance receivables and the impact of an increase in lower-yielding commercial receivables), and a decrease in capital gains. Income increased $1 million due to the benefit of the higher revenues and a decrease in the average cost of borrowed funds, partially offset by higher operating expenses related to international expansion and the start-up of centralized sales processing centers in the U.S. and Canada.

In AFS' nonrelated insurance business, revenues increased $4 million, due primarily to higher premiums earned, partially offset by a decrease in capital gains. Its income equaled last year's level, due to the higher revenues and a decrease in underwriting expenses (primarily insurance losses) in relation to premiums earned, partially offset by a decrease in capital gains.

TFC's revenues increased $9 million, due to a higher level of average receivables and an increase in other income, due primarily to a gain from the securitization of $401 million of Textron-related receivables. Its income increased $5 million, due to the higher revenues and a lower provision for loan losses related to the equipment portfolio, partially offset by an increase in the average cost of borrowed funds and growth in businesses with higher operating expense ratios.

Corporate  expenses  and  other - net  increased $8  million,  due  to  expenses
related   to  organizational  changes  and  higher  support  costs  related   to
international expansion.

Interest expense - net for the Parent Group decreased $4 million due to a lower level of average debt, resulting from the payment of debt with proceeds from the divestiture of Paul Revere, partially offset by the incremental debt associated with acquisitions and share repurchases.

Results of Operations - Nine months ended September 27, 1997 vs. Nine months ended September 28, 1996

Earnings per share from continuing operations for the nine months were $2.39 per share, up 17% from the 1996 amount of $2.05. Income from continuing operations in 1997 of $408 million was up 15% from $354 million for 1996. Revenues increased 13% to $7.7 billion in 1997 from $6.8 billion in 1996. Net income in 1997 was $408 million versus $125 million in 1996, which reflected the impact of a $229 million loss from a discontinued operation.

The Aircraft segment's revenues and income increased $299 million (15%) and $37 million (19%), respectively. Cessna Aircraft's revenues increased as a result of higher sales of business jets, including its recently introduced Citation X and Citation Bravo. Its income increased from the higher revenues, partially offset by an increased level of expenses due to the introduction and support of new products. Bell Helicopter's revenues and income increased primarily as a result of higher commercial and U.S. Government aircraft sales ($117 million), partially offset by lower revenues on the V-22 program ($71 million) and foreign military programs ($26 million).

The Automotive segment's revenues increased $345 million (29%), reflecting the first quarter 1997 acquisition of Kautex and the 1996 acquisitions of Valeo
Wiper Systems and the remaining 50% of a joint venture in Born, Netherlands. The benefit of the higher sales from the acquisitions was partially offset by the unfavorable impact of a strike at a Chrysler engine plant in the second quarter 1997 and the timing of replacement business and new model launches. Income increased $6 million (6%), reflecting the above factors and the impact of a restructuring effort which began in the second quarter 1997.

Fourth quarter automotive sales, excluding the Kautex acquisition, are expected to be lower in 1997 than in 1996 as a result of the timing of replacement business and new model launches. Total segment margins in the fourth quarter are expected to continue at a lower level than last year primarily as a result of the lower sales described above, lower margins attributable to the Kautex acquisition and the impact of the restructuring effort.

The Industrial segment's revenues and income increased $229 million (14%) and $32 million (18%), respectively. These increases were due primarily to higher sales in fastening systems ($125 million), including the second quarter 1996 acquisition of Textron Industries. In addition, results benefited from the 1997 acquisitions of Maag Pump Systems, Maag Italia, S.p.A., and Burkland Holding, Inc., the third quarter 1996 acquisition of Klauke, and higher sales and improved performance in the contractor tool and golf and turf-care businesses.

The Systems and Components segment's revenues and income decreased $74 million (14%) and $2 million (4%), respectively, reflecting the third quarter 1996 divestiture of Textron Aerostructures and lower revenues in marine and land systems products. These revenue and income decreases were partially offset by an increase in demand for aerospace components and higher revenues on the sensor fuzed weapon contract.

The Finance segment's revenues increased $81 million (5%), while income increased $16 million (6%). AFS' revenues and income increased $61 million and $6 million, respectively. Revenues in its finance and related insurance business increased $48 million, due to an increase in investment and other income, and an increase in average finance receivables ($7.376 billion for the first nine months of 1997 vs $6.845 billion for the first nine months of 1996), reflecting the benefit of the acquisition of approximately $580 million of consumer and commercial receivables in late 1996 and the first half of 1997. The increase in investment and other income was primarily attributable to an $11 million gain on the sale of certain underperforming branches. The benefit of these revenue increases were partially offset by a decrease in yields on finance receivables (17.93% for the first nine months of 1997 vs 18.58% for the first nine months of
1996), reflecting both decreases in yields on finance receivables and the impact of an increase in lower-yielding commercial receivables. Income decreased $4 million, due primarily to an increase in the provision for losses resulting from a higher level of net credit losses to average finance receivables (2.96% for the first nine months of 1997 vs 2.74% for the first nine months of 1996), partially offset by the benefit of the higher revenues, a decrease in the average cost of borrowed funds (6.45% for the first nine months of 1997 vs 6.93% for the first nine months of 1996), and a decrease in the ratio of insurance losses to earned premiums.

The general proliferation of credit cards has provided the consumer with an alternative source of funds, and as a result, the increase in consumer debt has continued to burden the finance customer, resulting in higher delinquencies and charge-offs. This is particularly true in the U.S. where charge-offs have increased and receivables outstanding have decreased. In order to make better use of its capital resources, AFS has undertaken a strategic review of its U.S. operations. This review, which encompasses underperforming branches, started in June 1997 and will take 12 to 18 months. When it is determined that underperforming branches will not meet certain profitability standards, they will be sold. It is not anticipated that these actions will result in any losses.

In AFS' non-related insurance business, revenues increased $13 million, due primarily to higher premiums earned, partially offset by a decrease in capital gains. Income increased $10 million, due to the higher revenues and a decrease in underwriting expenses (primarily insurance losses) in relation to premiums earned.

TFC's revenues increased $20 million, due to a higher level of average receivables ($3.194 billion in the first nine months of 1997 vs. $3.023 billion in the first nine months of 1996), and increases in other income, due primarily to the securitization of $401 million of Textron-related receivables and increased syndication fee income, partially offset by lower yields of receivables (9.96% in the first nine months of 1997 vs. 10.03% in the first nine months of 1996), primarily on floating rate receivables. Its income increased $10 million, due to the higher revenues and a lower provision for loan losses related to the real estate portfolio, partially offset by growth in businesses with higher operating expense ratios.

Corporate expenses and other - net increased $13 million, due to first quarter 1997 litigation expenses related to a divested operation and higher third quarter 1997 expenses related to organizational changes and higher support costs related to international expansion.

Interest expense-net for the Parent Group decreased $10 million due to a lower level of average debt, resulting from the payment of debt with proceeds from the divestiture of Paul Revere, partially offset by the incremental debt associated with acquisitions and share repurchases.

                          PART II.   OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

             12.1  Computation   of  ratio  of  income  to  fixed  charges   and
                    preferred securities dividends of the Parent Group.

             12.2  Computation   of  ratio  of  income  to  fixed  charges   and
                    preferred securities and dividends of Textron Inc. including all majority-owned subsidiaries.

             27    Financial Data Schedule (filed electronically only)

        (b) Reports on Form 8-K

             During the quarter ended September 27, 1997, Textron filed the following report on Form 8-K:

             Current Report on Form 8-K filed with the Securities and Exchange Commission dated August 8, 1997, reporting under Item 5 (Other Events) and filing under Item 7 (Exhibits) (a) the consent of Cravath, Swaine & Moore, special tax counsel to Textron, to the filing of the opinion set forth in full under the caption, "United States Tax Considerations" in the Prospectus Supplement dated August 8, 1997 (relating to Medium-Term Notes Series D of Textron) to the Prospectus dated February 1, 1996, included in Registration Statement No. 33-63227, (b) the Form of Distribution Agreement for Medium-Term Senior Securities, (c) the Form of Fixed Interest Rate Medium-Term Senior Securities and (d) the Form of Floating Interest Rate Medium-Term Senior Securities.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TEXTRON INC.

Date:   November 7, 1997           s/R. L. Yates
                                   R. L. Yates
                                   Vice President and Controller
                                   (principal accounting officer)

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