Form 10-K
period 1998-01-03
TEXTRON INC
filed 1998-03-16
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 3, 1998
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

Common Stock - par value $.125; (163,142,742 shares   New York Stock Exchange
  outstanding at March 6, 1998);                      Pacific Stock Exchange
Preferred Stock Purchase Rights                       Chicago Stock Exchange

$2.08 Cumulative Convertible Preferred Stock,         New York Stock Exchange
  Series A - no par value

$1.40 Convertible Preferred Dividend Stock, Series B  New York Stock Exchange
  (preferred only as to dividends) - no par value

8.75% Debentures due July 1, 2022                     New York Stock Exchange

7.92% Trust Preferred Securities of Subsidiary Trust New York Stock Exchange (and Textron Guaranty with respect thereto)

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.     Yes X.     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant is $12,025,454,250 as of March 6, 1998.

     Portions of Textron's Annual Report to
Shareholders for the fiscal year ended January 3, 1998
are incorporated by reference in Parts I and II of this
Report.    Portions of Textron's Proxy Statement for its
Annual Meeting of Shareholders to be held on April 22, 1998 are incorporated by reference in Part III of this Report.

                              PART I


ITEM 1. BUSINESS OF TEXTRON

           Textron is a global multi-industry company with operations in four business segments - Aircraft, Automotive, Industrial and Finance. Included within the business segments are operations that are unincorporated divisions of Textron and others that are separately incorporated subsidiaries. A listing of the operations within each business segment, including a description of the product lines of each business segment, is incorporated herein by reference to pages 58 and 59 of Textron's 1997 Annual Report to Shareholders. Financial information by business segment and geographic area is incorporated herein by reference to pages 24 and 55 of Textron's 1997 Annual Report to Shareholders. Additional information regarding each business segment and Textron in general is set forth below.

Business Segments
      Aircraft. The Aircraft segment consists of Bell Helicopter Textron and The Cessna Aircraft Company. Textron Lycoming was included in the Aircraft segment's 1997 financial results, but was transferred for operational purposes to the Industrial segment in January 1998, and its business is described under Industrial below.

       Based on unit sales, Bell is the largest supplier of helicopters, spare parts and helicopter-related services in the world. Since it was founded in 1946, Bell has delivered over 33,000 aircraft to military and civilian customers. Bell has three military and six civilian helicopter models in current production. Its aircraft are turbine powered, and range in size from the five-place Bell Model 206 series to the Bell Model 412EP aircraft, which carries up to fifteen people. Revenues of Bell accounted for approximately 15%, 16%, and 18% of Textron's total revenues in 1997, 1996 and 1995, respectively.

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

      Bell  is  also  a  leading  supplier  of  commercially
certified helicopters to charter, offshore, utility, corporate, police, fire, rescue and emergency medical helicopter operators. Bell's non-U.S. Government business (including non-U.S. military customers) typically represents 40% to 60% of its annual sales. In 1997, such sales accounted for approximately 60% of Bell's business.

<page 2>

      Bell is teamed with the Helicopter Division of The Boeing Company ("Boeing Helicopters") in the development of the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to utilize the benefits of both helicopters and fixed-wing aircraft. Production of V-22 aircraft was started in 1996 upon award of a contract for the first four aircraft. In 1996, Bell and Boeing Helicopters entered into a joint venture to develop a commercial tiltrotor aircraft designated the Model
609. In February 1998, Bell and Boeing announced that the joint venture will be dissolved and Bell will assume complete control of the Model 609 program, although Boeing will continue to work as a major program subcontractor.

     In February 1998, Textron's Board of Directors approved a plan to acquire a substantial portion of Boeing's commercial helicopter business. Under the terms of the proposed sale, Bell will acquire the Boeing MD 500 and MD 600 series product lines, assuming responsibility for the manufacture, marketing and services/support of these single engine, turbine-powered light helicopters. Boeing's MD Explorer helicopter line is not included in the proposed sale, but Bell has agreed to provide spare parts and support for the MD Explorer after the sale is completed. The proposed sale is subject to satisfactory due diligence and governmental approvals.

      Bell is developing a new light twin engine helicopter, designated the Model 427, in collaboration with Samsung Aerospace Industries Ltd. of South Korea. The first delivery of this eight place aircraft is scheduled for the first quarter of 1999.

     In the light and medium helicopter market, Bell has two major U.S. competitors (including Boeing)
and one major European  competitor.
Certain of its competitors are substantially larger and more diversified aircraft manufacturers. Bell markets its products worldwide through its own sales force and through independent representatives. Price, financing terms, aircraft performance, reliability and product support are significant factors in the sale of helicopters. Bell has developed the world's largest distribution system to sell and support helicopters, serving customers in over 120 countries.

     Based on unit sales, The Cessna Aircraft Company is the world's largest manufacturer of light and mid-size business jets, single engine utility turboprop aircraft, and single engine piston aircraft. Cessna also designs, manufactures and sells general aviation aircraft propellers and related accessories worldwide. Cessna currently has three major aircraft product lines: Citation business jets, single engine turboprop Caravans and Cessna single engine piston aircraft. Revenues of Cessna accounted for approximately 14%, 12% and 10% of Textron's total revenues in 1997, 1996 and 1995, respectively.

     Cessna currently produces a family of Citation business jets including the CitationJet, the Citation Bravo, the Citation Ultra, the Citation VII, and the Citation X. The Citation X is the world's fastest business jet with a maximum operating speed of Mach .92. Cessna placed 28 Citation Xs in service in 1997. Certification was completed and

<page 3>

customer deliveries of the Citation Bravo began in 1997.
Cessna is scheduled to certify and begin deliveries of the Citation Excel business jet in 1998.

      The Cessna Caravan is the world's best selling utility turboprop. More than 850 Caravans have been sold by Cessna since the first Caravan was delivered in 1985. Caravans are offered in four distinct models including the Grand Caravan, Super Cargomaster, Caravan Floatplane, and the Caravan 675. Caravans are used in the United States primarily to carry overnight express package shipments. International uses of Caravans include commuter flights, relief flights, tourism and freight.

      Cessna re-entered the single engine piston aircraft market in 1996. In 1997, Cessna made deliveries of the 172 Skyhawk and the 182 Skylane, which are four-place single engine piston aircraft. In 1998, Cessna is scheduled to certify and begin deliveries of two six-place aircraft models, the 206 Stationair and the T206 Turbo Stationair.

     Cessna markets its products worldwide primarily through its own sales force as well as through a network of authorized independent sales representatives. Cessna has four major competitors for its business jet products, two U.S. and two foreign. Cessna's aircraft compete with other aircraft that vary in size, speed, range, capacity, handling characteristics, and price. Reliability and product support are significant factors in the sale of these aircraft. The Citation family of aircraft is supported by ten Cessna owned and operated Citation Service Centers, along with Authorized Service Stations in more than 15 countries throughout the world.

     Cessna provides its business jet operators with factory-direct customer support offering 24 hour a day service and maintenance. More than 40% of the worldwide Citation fleet of more than 2,500 aircraft receive service through Cessna-owned service centers. Cessna Caravan and piston customers receive product support through independently owned service stations and 24 hour a day spare parts support through Cessna.

      Cessna's McCauley Propeller Systems unit provides new propellers directly to original equipment manufacturers ("OEMs") and spare parts for service and repairs worldwide. All new Cessna single engine piston aircraft built in 1997 used McCauley propellers.

     Automotive. The Automotive segment, organized under an umbrella organization called Textron Automotive Company ("TAC"), consists of Textron Automotive Trim Operations, CWC Castings Textron, Kautex Textron, McCord Winn Textron, Micromatic Textron and Randall Textron. These operations sell primarily to automotive OEMs and their suppliers operating in North America and Europe, and, to a lesser extent, South America and Asia. TAC is headquartered in Troy, Michigan and has over fifty facilities located in the United States, Argentina, Belgium, Brazil, Canada, China, Czech Republic, Germany, Mexico, the Netherlands, Portugal, Spain, and the United Kingdom.

<page 4>

      Through its Textron Automotive Trim Operations, TAC is a leading worldwide supplier of automotive interior and exterior plastic components. Interior trim products include instrument panels, door and sidewall trim, airbag doors, consoles, trim components, armrests and headliner systems. In addition, TAC's Trim facilities manufacture exterior decorative components including painted bumpers and fascia, body side moldings and claddings, fender liners, decorative wheel trim, signal lighting and structural composite bumper beams. Many of these products are shipped just-in-time as fully integrated systems. Revenues of Textron Automotive Trim Operations accounted for 13%, 15% and 15% of Textron's total revenues in 1997, 1996 and 1995 respectively.

      In January 1997, Textron completed the acquisition of Kautex Werke Reinold Hagen AG of Bonn, Germany and the
assets of its North American affiliate, Kautex North America, Inc. (collectively "Kautex"). Kautex is a leading manufacturer of blow-molded plastic fuel tank systems and other blow-molded technical parts for OEMs throughout Europe, North America, Brazil and Argentina. Kautex supplies Volkswagen in China through a joint venture with Changchun Junzilan Industrial Group. Kautex established a manufacturing plant in Puebla, Mexico in 1997. This facility will supply all of Volkswagen's and Chrysler's plastic fuel tank requirements for their Mexican production.

      CWC Castings designs and manufactures engine camshafts and vibration damper components for OEMs and the aftermarket. In July 1997, Textron acquired Kaywood Products Corporation, a manufacturer of precision machined parts and components for assembled camshafts. Kaywood operates as the Kaywood Products operation of CWC.

      McCord Winn manufactures seating comfort systems, windshield and headlamp washer systems, and armatures for precision DC motors. In September 1997, Textron acquired the General Rubber Goods division of Pirelli Tyres Limited, based in Burton-on-Trent, England, a manufacturer of seat comfort systems products for automotive and home/office applications. The combination makes McCord Winn Textron a leader in both the North American and European automotive seat comfort markets. In September 1997, McCord introduced its ASCTecTM, (Active Surface Control Technology) seating comfort system, which blends microprocessor-based electronics and a pneumatically-controlled air support system. Potential applications include automobiles, airline seating, office/home furniture and bedding products.

       Micromatic manufactures machine tools used for precision bore and surface finishing of automobile engines. In addition, Micromatic produces equipment for spline rolling and gear production. Randall produces fuel filler systems.

      More than 70 models currently carry parts made by TAC including Chrysler's Jeep Grand Cherokee, Voyager and Caravan mini-vans; Ford's Mondeo, Lincoln Town Car and Windstar mini-van; General Motors' Cadillac Seville, newly restyled Corvette, and Venture, Transport, Silhouette and Sintra mini-vans; and Volkswagen's new concept

<page 5>

Beetle.   TAC continues  its strong position on Chrysler's
LH series of cars that were redesigned for the 1998 model year.

       TAC's manufacturing operations are supported by a staff of research and design specialists at TAC's Automotive Technology Center. These specialists have developed new processes and products, many of which are patented, that allow TAC to offer its customers technology driven products and processes. In the plastics and coatings area, TAC is a recognized leader in alternative skin materials (including non-PVC materials), spray urethane and cloth integration, energy management foam (including head impact and knee bolsters), the development of modular integrated assemblies and vertical body panels, and High Crystalline Polypropylene material for complete mold-in-color interior components. CWC Castings is a leader in the design and manufacture of automotive castings. It has developed a selective austempering heat treatment process for ductile camshafts. McCord Winn is working with OEMs worldwide to develop advanced technologies in areas such as "intelligent" comfort seating systems, brushless motors and carbon commutation for flexible fuel applications. Micromatic machine tools are used for cylindrical form generation and surface finishing.

      In the automotive business, there is often a long lead time from the time a supplier is selected to supply components on a new car model to the time the supplier can begin shipping production parts. During this period, the supplier incurs engineering and development costs. Until recently, the OEMs reimbursed the supplier for these costs as incurred. Within the last few years, the OEMs have begun to require that these costs be recovered in the piece prices charged by the suppliers as the goods are shipped. In addition, automotive OEMs often require "just-in-time" delivery, requiring the manufacturer to plan shipments in advance and hold inventory.

      Automotive OEMs and their suppliers are the principal customers of TAC. The loss of the U.S. and Europe-based automotive OEM customers and their first-tier suppliers would have a material adverse effect on TAC. However, because of the broad range of products sold to such customers, it is unlikely that they would cease all purchases from TAC.

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

      Industrial. The Industrial segment consists of four major product groups: Fastening Systems, Golf and Turf Care Equipment, Fluid and Power Systems and Industrial Components. The Fluid and Power Systems group and

<page 6>

Industrial Components group consist of operations that previously constituted the Engineered Products group and the Systems and Components segment.

      Textron Fastening Systems ("TFS") manufactures and sells fasteners, fastening systems and installation tools to the aerospace, appliance, automotive, business equipment, construction, do-it-yourself, general industrial and transportation markets. TFS sells to a wide range of customers throughout the world, including OEMs, distributors and consumers. Fasteners manufactured by TFS include rivets, threaded and non-threaded fasteners, cold-formed components, metal stampings, plastic components and assemblies that incorporate such products. Revenues of TFS accounted for approximately 14%, 15% and 9% of Textron's total revenues in 1997, 1996 and 1995, respectively.

      In August 1997, Textron formed Textron Logistics Corporation ("TLC") by combining certain existing fastener operations. TLC provides full-range fastener inventory management programs for OEMs and for retailers (such as Sears and Home Depot), supplying TFS products and products from other sources, thus offering its customers the ability to obtain all of their fastener requirements from a single source. In December 1997, Textron acquired Brazaco Mapri Industrias Metalurgicas S.A. ("Mapri"), the largest manufacturer of fasteners in Brazil, which is the primary supplier to automotive OEMs in Brazil such as Fiat, Ford, General Motors, Mercedes, and Volkswagen. Mapri, which will operate as a unit of the Camcar operation of TFS, will also serve as a lower-cost supplier of fasteners for the other TFS operations.

     Although TFS is one of the world's largest providers of fastener products and services, there are hundreds of competitors of TFS, ranging from small proprietorships to large multi-national companies. Competition is based primarily on price, quality, reputation and delivery. In addition, larger customers of fastening systems tend to procure products and services from the larger suppliers, except for "niche" products which may be sourced from smaller companies. Only the loss of the major OEM automotive customers and their first-tier suppliers would have a material adverse effect on TFS. However, because of the broad range of products sold to such customers, it is unlikely that they will cease all purchases from TFS.

     The Golf and Turf Care Equipment group consists of E-Z-GO Textron, which manufactures and sells electric powered and gasoline powered golf cars and multipurpose utility vehicles, Jacobsen Textron, which manufactures and sells professional mowing and turf maintenance equipment, and Ransomes plc, a multi-national engineering group that specializes in the design, manufacture and marketing of grass care machinery and specialized industrial vehicles. Textron acquired Ransomes in January 1998.

     The customers of the Golf and Turf Care Equipment group consist primarily of golf courses, resort communities and commercial and industrial users such as airports and factories. Sales are made directly through factory branches, through a network of distributors and directly to end-users. Many sales of golf and turf care

<page 7>

equipment (both
at the distributor and end-user level) are financed through Textron Financial Corporation, both for marketing purposes and as an additional source of revenue to Textron.

     There are two major competitors and a number of smaller competitors for golf cars, multipurpose utility vehicles and turf maintenance equipment for golf courses. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

      The Fluid and Power Systems group consists of Cone Drive Textron, HR Textron, Maag Pump Systems Textron (Switzerland) and Textron Systems. The Fluid and Power Systems group operations face competition from other manufacturers based primarily on price, quality, product support, performance, delivery and reputation.

     Cone Drive, which includes Textron Industrial SpA (formerly Maag Italia), designs and manufactures double enveloping worm gear speed reducers, gear motors and gear sets, including gear systems primarily for railroad applications. Maag Pump Systems manufactures gears, gear pumps and gear systems. In December 1997, Textron acquired the assets of Vernon Engineering Company Limited, the long-standing distributor of the products of Maag Pump Systems in the U.K. Cone Drive and Maag Pump Systems sell their
products   to  a  variety  of  customers,  including   OEMs,
distributors and end-users.

     HR Textron designs and manufacturers control systems and components for aircraft, armored vehicles and commercial applications. HR Textron is in the process of diversifying its business base by adapting aerospace technology to servovalves used in industrial and automotive applications. HR Textron's aerospace and defense products are marketed directly to the U.S. Government and OEMs and, in the aftermarket, both directly and through service centers.

     Textron Systems manufactures "smart" munitions, airborne surveillance systems, automatic aircraft landing systems and advanced composite materials for the U.S. Department of Defense. Once exclusively a supplier to the Department of Defense, Textron Systems now applies its technologies to non-defense and international markets. Current commercial products include laser ultrasonic systems for industrial control, infrared sensors for medical, industrial and agribusiness applications, and fire protection and insulating materials for oil and chemical companies. While Textron Systems sells most of its products directly to customers, it also sells some products through a growing, global network of sales representatives and distributors.

      The Industrial Components group consists of Fuel Systems Textron, Greenlee Textron, Textron Lycoming, Textron Marine & Land Systems and Turbine Engine Components Textron, each of which is a leading company in its industry. Products of this group are sold to a wide variety of customers, including OEMs, distributors and end users, including the military. The principal competitive factors affecting sales of the products of the Industrial Components

<page 8>

group are price, quality, customer service, performance, reliability, reputation and existing product base. The Speidel operation, a manufacturer of watch attachments and fashion jewelry, was sold to Herman Hirsch USA, Inc. at the end of 1997.

     Fuel Systems designs, manufactures and overhauls gas turbine engine injection and metering devices, fuel distribution valves, and afterburner fuel injection systems for commercial and military aircraft, and industrial, marine, and vehicular markets. Fuel Systems invests in the design and development of innovative, proprietary products, with on-site engineering support at customer facilities and an advanced product development facility to extend the customers' own design activities.

      Greenlee is a worldwide market leader in powered equipment, electrical test instruments and hand tools. The principal applications of these products are electrical construction and maintenance, power generation, transmission and distribution, telecommunications, electronics, plumbing and the mechanical trades.

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

      Textron Marine & Land Systems is a world leader in the design and construction of advanced technology air cushion vehicles, surface effect ships, high performance search and rescue vessels, Cadillac Gage light armored combat vehicles, suspension systems, turrets and artillery systems. Textron Marine & Land Systems has products operating in over 35 countries.

     Turbine Engine Components is one of the world's largest independent suppliers of internal components for gas turbine engines for aircraft and industrial applications. Its products include fan and compressor blades, vanes, shafts, disks, rotors, blisks and other rotating components; the forgings from which those products are machined; and stationary components of turbine engines, such as frames, diffusers, and air collectors. Turbine Engine Components manufacturers its products to the specifications of its customers.

       Finance. The Finance segment consists of Avco Financial Services ("AFS") and Textron Financial Corporation ("TFC"). AFS is engaged in consumer finance, insurance services related to consumer finance, and commercial finance. TFC is engaged in commercial finance.

<page 9>

      AFS's consumer finance activities consist primarily of the following: (i) loans which are unsecured or secured by personal property for relatively small amounts and short periods; (ii) real estate loans secured by real property for larger amounts and for considerably longer periods; (iii) auto financing of pre-owned autos; and (iv) retail installment contracts, principally covering personal property. AFS, through various insurance subsidiaries, also offers a variety of insurance products to its consumer loan customers and to consumer loan customers of unrelated financial institutions. AFS's insurance products include credit life, credit disability and casualty insurance.

     AFS's consumer loan business is conducted through a network of branch offices. At December 31, 1997, AFS operated approximately 1,200 consumer finance offices located in the United States, Australia, Australia, Canada, Hong Kong, India, Ireland, New Zealand, Spain, Sweden and the United Kingdom. Revenues of AFS's consumer lending business (including insurance products sold to its loan customers) accounted for approximately 14%, 16% and 17% of Textron's total revenues in 1997, 1996 and 1995, respectively.

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

      AFS's consumer finance business is regulated by laws that, among other things, can limit maximum charges for loans and the maximum amount and term thereof. Such laws also require disclosure to customers of the interest rate and other basic terms of most credit transactions and give customers a limited right to cancel certain loans and retail installment contracts without penalty. AFS's insurance business is subject to licensing and regulation by state authorities.

       AFS's commercial business focuses primarily on equipment leasing and inventory financing outside the United States. During 1996 and 1997, AFS acquired or opened commercial financing operations in Australia, Canada, France, India, and the United Kingdom. These operations were added to AFS's commercial businesses already being conducted in Australia and Hong Kong. AFS's commercial business portfolio grew to over $900 million at December 31, 1997, from approximately $300 million at December 31, 1996.

       TFC is a diversified commercial finance company specializing in aircraft finance, golf finance, vendor and
middle   market  equipment  finance,  and  revolving  credit
arrangements.   TFC originates and syndicates a wide variety of

<page 10>

secured loan and lease transactions, selectively invests in leveraged lease transactions and provides third-party portfolio servicing. TFC provides commercial financing for a wide range of customers, including those who purchase or lease Textron products and certain suppliers to Textron operations. TFC presently offers its services primarily in the United States and, to a lesser extent, in Europe and Canada. Each TFC business unit has a discrete market focus and specific profit objectives and is staffed to provide responsive services to its market.

      The commercial finance businesses in which AFS and TFC operate are highly competitive. AFS and TFC are subject to competition from various types of financing institutions, including banks, leasing companies, insurance companies, independent finance companies associated with manufacturers and finance companies that are subsidiaries of banking institutions. Competition within the commercial finance industry is primarily focused on price and service.

Finance Receivables

The following table presents the Finance segment's outstanding finance receivables by country:


                            December 31,
                           1997     1996
                           (In millions)

United States            $6,626   $6,925
Canada                    1,239    1,079
Australia                 1,174    1,067
United Kingdom              857      692
Other countries             916      659

                        $10,812   $10,422



     At December 31, 1997, finance receivables in the United States represented 61% of Textron's total finance receivables outstanding. At such date, no receivables outstanding in any one state other than California exceeded 8% of the United States portfolio. In California, outstanding receivables represented 15% of the United States portfolio and 9% of the consolidated portfolio.

<page 11>

      The following table presents accruing commercial loans and all consumer loans on which one or more installments were more than 60 days past due on a contractual basis (expressed as a percentage of the related gross receivables outstanding):

Years ended          Consumer*  Commercial  Total
December 31            loans      loans     loans
 1997                  3.42%      0.37%     2.30%

 1996                  3.25%      0.21%     2.32%


     *Excludes commercial loans that are subject to recourse to other Textron operating units.

     The following table shows gross and net write-offs, the percentages whichthat those amounts bear to average finance receivables, and the amount of the provision for losses charged to income:

                  Gross write-offs     Recoveries     net write-offs
                          Percentage     from               Percentage
                          of average   receivables          of average
Years ended                 finance    previously             finance    Provision
December 31,      Amount  receivables  written off  Amount  receivables  for losses
(In millions)
    1997
        Consumer     267    3.9%               48     219        3.2%      229
        Commercial    32    0.9%               10      22        0.6%       27
                     299    2.8%               58     241        2.3%      256

    1996
        Consumer    $230    3.3%              $36    $194        2.8%     $203
        Commercial    30    1.0%                3      27        0.9%       27
                    $260    2.6%              $39    $221        2.2%     $230

    1995
        Consumer    $177    2.6%              $33    $144        2.1%     $149
        Commercial    25    0.9%                4      21        0.7%       20
                    $202    2.1%              $37    $165        1.7%     $169

<page 12>

Backlog
     Information regarding Textron's backlog of government and commercial orders at the end of the past two fiscal years is contained on page 32 of Textron's 1997 Annual Report to Shareholders, which page is incorporated herein by reference.

     Approximately 39% of Textron's total backlog of $6.3 billion at January 3, 1998, represents orders which are not expected to be filled within the 1998 fiscal year. At January 3, 1998, approximately 96% of the total government backlog of $2.2 billion was funded.

Government Contracts
    In 1997, 20% and 14% of the revenues of the Aircraft and the Industrial segments, respectively, constituting in the aggregate 10% of Textron's consolidated revenues, were generated by or resulted from contracts with the U.S. Government. U.S. Government business is subject to competition, changes in procurement policies and regulations, the continuing availability of Congressional appropriations, world events, and the size and timing of programs in which Textron may participate.

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

Research and Development
    Information regarding Textron's research and development
expenditures  is  contained on page  51  of  Textron's  1997
Annual Report to Shareholders, which page is incorporated herein by reference.

<page 13>

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

Environmental Considerations
     Textron's operations are subject to numerous laws and regulations designed to protect the environment. Compliance with such laws and expenditures for environmental control facilities have not had, and are not expected to have, a material effect on capital expenditures, earnings or the competitive position of Textron. Additional information regarding environmental matters is contained on pages 31 and 54 of Textron's 1997 Annual Report to
Shareholders,  which  pages  are  incorporated   herein   by
reference.

Employees
     At  January  3, 1998, Textron had approximately  64,000
employees.


ITEM 2.     PROPERTIES
     At January 3, 1998, Textron operated a total of 139 plants located throughout the United States and 45 plants outside the United States. Of the total of 184 plants,
Textron owned 114 and the balance were leased. In the aggregate, the total manufacturing space was approximately 34 million square feet.

      In addition, Textron owns or leases offices, warehouse and other space at various locations throughout the United States and outside the United States. Textron considers the productive capacity of the plants operated by each of its business segments to be adequate. In general, Textron's facilities are in good condition, are considered to be adequate for the uses to which they are being put, and are substantially in regular use.

ITEM 3.   LEGAL PROCEEDINGS
      Textron is subject to a number of lawsuits, investigations and claims arising out of the conduct of its business, including those relating to commercial transactions, government contracts, product liability, and environmental, safety and health matters. Some seek compensatory, treble or punitive damages in substantial amounts; fines, penalties or restitution; or remediation of contamination; and someand some are or purport to be class actions. Under federal government procurement regulations, some could result in suspension or debarment of Textron or its subsidiaries from U.S. Government contracting for a period of time. On the basis of information presently available, Textron believes

<page 14>

that any liability for these suits and proceedings would not have a material effect on Textron's net income or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to a vote of Textron's security holders during the last quarter of the period covered by this Report.


EXECUTIVE OFFICERS OF THE REGISTRANT

        The  following table sets forth certain  information
concerning  the executive officers of Textron  as  of  March
6,  1998.   Unless  otherwise  indicated,  the  employer  is
Textron.



Name                   Age                  Position

James F. Hardymon      63        Chairman since 1993, and  Chief
                                 Executive  Officer since  1992;
                                 formerly  President,  1989   to
                                 1993; Director since 1989.

Lewis B. Campbell      51        President  and Chief  Operating
                                 Officer  since  1994;  formerly
                                 Executive  Vice  President  and
                                 Chief  Operating Officer,  1992
                                 to 1993; Director since 1994.

John D. Butler                   Executive     Vice    President
                       50        Administration and Chief  Human
                                 Resources  Officer  since  July
                                 1997;  formerly Vice  President
                                 Personnel  of  General   Motors
                                 International        Operations
                                 (Zurich, Switzerland), 1993  to
                                 June 1997.

Mary L. Howell         45        Executive     Vice    President
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

Wayne W. Juchatz       51        Executive  Vice  President  and
                                 General  Counsel  since   1995;
                                 formerly     Executive     Vice
                                 President  and General  Counsel
                                 of    R.J.   Reynolds   Tobacco
                                 Company,  1994 to 1995;  Senior
                                 Vice     President,     General
                                 Counsel and Secretary of   R.J.
                                 Reynolds Tobacco Company,  1987
                                 to 1994.

Stephen L. Key         54        Executive  Vice  President  and
                                 Chief  Financial Officer  since
                                 1995;  formerly Executive  Vice
                                 President  and Chief  Financial
                                 Officer of ConAgra, Inc.,  1992
                                 to 1995.
<page 15>

Herbert L. Henkel      49        President,  Textron  Industrial
                                 Products  since 1995;  formerly
                                 Group    Vice   President    of
                                 Textron  Inc.,  1993  to  1995;
                                 President   of   the   Greenlee
                                 Textron   Division,   1987   to
                                 1993.

Edward C. Arditte                Vice  President  and  Treasurer
                       42        since  May 1997; formerly  Vice
                                 President Finance and  Business
                                 Development     of      Textron
                                 Fastening Systems, 1995 to  May
                                 1997;       Vice      President
                                 Communications     and     Risk
                                 Management  of  Textron   Inc.,
                                 1994  to  1995; Vice  President
                                 Investor  Relations  and   Risk
                                 Management, 1993 to 1994.

Frederick K. Butler    46        Vice  President  and  Secretary
                                 since  January  1997;  formerly
                                 Group      General      Counsel
                                 Financial  Services,  1995   to
                                 1996;     Assistant     General
                                 Counsel,  1994  to  1995;  Vice
                                 President  and General  Counsel
                                 of   Paul   Revere   Investment
                                 Management  Company,  1993   to
                                 1994;        Senior        Vice
                                 President/Law    of     Textron
                                 Investment Management  Company,
                                 1991 to 1993.

Peter B. S. Ellis      44        Vice     President    Strategic
                                 Planning  since 1995;  formerly
                                 Managing               Director
                                 Telecommunications Practice  of
                                 Arthur  D.  Little, Inc.,  1991
                                 to 1995.

Douglas A. Fahlbeck    52        Vice   President  Mergers   and
                                 Acquisitions    since     1995;
                                 formerly     Executive     Vice
                                 President  and Chief  Financial
                                 Officer  of  Textron  Financial
                                 Corporation,  1994   to   1995;
                                 Senior   Vice   President   and
                                 Chief   Financial  Officer   of
                                 Textron  Financial Corporation,
                                 1985 to 1994.

Arnold M. Friedman     55        Vice   President   and   Deputy
                                 General Counsel since 1984.

William B. Gauld       44        Vice     President    Corporate
                                 Information   Management    and
                                 Chief    Information    Officer
                                 since   1995;  formerly   Staff
                                 Vice    President,    Corporate
                                 Information   Management    and
                                 Chief    Information   Officer,
                                 1994     to     1995;     Chief
                                 Information Officer of  General
                                 Electric            (Electrical
                                 Distribution    and     Control
                                 business) 1992 to 1994.

Carol J. Grant         44        Vice  President Human Resources
                                 since  February 1997;  formerly
                                 Vice  President of NYNEX (Rhode
                                 Island    Strategic    Business
                                 Unit),  1993  to January  1997;
                                 Vice  President Public  Affairs
                                 and  Communications of NYNEX  -
                                 Rhode Island, 1991 to 1993.

Gregory E. Hudson      51        Vice   President  Taxes   since
                                 1987.

<page 16>

William P. Janovitz    55        Vice     President    Financial
                                 Management since January  1997;
                                 formerly     Vice     President
                                 Financial  Reporting,  1995  to
                                 January  1997;  Vice  President
                                 and Controller, 1983 to 1995.

Mary F. Lovejoy        42        Vice  President  Communications
                                 and  Investor  Relations  since
                                 1996;  formerly Vice  President
                                 Investor  Relations,  1995   to
                                 1996;     Director     Investor
                                 Relations,  1993 to 1995;  Vice
                                 President  and Senior Corporate
                                 Banker  of  The First  National
                                 Bank   of  Chicago,   1991   to
                                 1993.

John W. Mayers, Jr.    44        Vice  President Risk Management
                                 since  January  1997;  formerly
                                 Director Risk Management,  1993
                                 to     January    1997;    Vice
                                 President   and  Treasurer   of
                                 Textron  Financial Corporation,
                                 1990 to 1993.

Frank W. McNally       58        Vice     President     Employee
                                 Relations  and  Benefits  since
                                 1995;   formerly   Staff   Vice
                                 President,  Employee  Relations
                                 and  Benefits,  1993  to  1995;
                                 Staff  Vice President  Employee
                                 Relations, 1992 to 1993.
Gero K. H. Meyersiek   50        Vice   President  International
                                 since   1996;   formerly   Vice
                                 President      of       Textron
                                 International  Inc.,  1995   to
                                 1996;       Vice      President
                                 International          Business
                                 Development  of  GE   Financial
                                 Services, 1991 to 1994.

Freda M. Peters        56        Vice     President    Executive
                                 Development and Human  Resource
                                 Policy  and  Compliance   since
                                 February     1997;     formerly
                                 Director
                                 Management/Organization
                                 Development,  1996  to  January
                                 1997;   Vice  President   Human
                                 Resources      of       Branson
                                 Ultrasonics         Corporation
                                 (subsidiary     of      Emerson
                                 Electric  Company),   1985   to
                                 1996.

Daniel L. Shaffer      61        Vice   President   Audit    and
                                 Business  Ethics  since   1994;
                                 formerly      President      of
                                 Textron's    Aircraft    Engine
                                 Components  Division,  1992  to
                                 1994.

Richard F. Smith       58        Vice    President    Government
                                 Affairs  since  1995;  formerly
                                 Staff       Vice      President
                                 Government Affairs, March  1995
                                 to    August   1995;   Director
                                 Government  Affairs,  1985   to
                                 March 1995.

Richard L. Yates       47        Vice  President and  Controller
                                 since  1995; formerly Executive
                                 Vice      President,      Chief
                                 Financial      Officer      and
                                 Treasurer  of The  Paul  Revere
                                 Corporation,  1993   to   1995;
                                 Senior  Vice  President,  Chief
                                 Financial      Officer      and
                                 Treasurer  of The  Paul  Revere
                                 Corporation, 1991 to 1993.

<page 17>

John F. Zugschwert     64        Vice    President    Government
                                 Marketing since 1995;  formerly
                                 Staff       Vice      President
                                 Government Marketing,  1993  to
                                 1995;       Vice      President
                                 Washington Operations  of  Bell
                                 Helicopter  Textron,  1991   to
                                 1993.


      Textron's Board of Directors has approved a management succession plan in which Mr. Campbell will become chief executive officer on July 1, 1998. Mr. Hardymon will remain chairman of Textron's Board of Directors until his retirement at year-end 1999 at age 65.

                              PART II

ITEM 5.     MARKETS FOR THE REGISTRANT'S COMMON
            EQUITY AND RELATED STOCKHOLDER MATTERS

     Textron's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges. At January 3, 1998, there were approximately 24,000 holders of Textron Common Stock. The information on the price range of Textron's Common Stock and dividends paid per share appearing under "Common Stock Information" on page 56 of Textron's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

     The  information  appearing under  "Selected  Financial
Information" on page 57 of Textron's 1997 Annual  Report  to
Shareholders is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis," appearing on pages 25 through 32 of Textron's 1997 Annual Report to
Shareholders, is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary information contained in Textron's 1997 Annual report to Shareholders and the Financial Statement schedules, as listed in the accompanying Index to Financial Statements and Financial Statement Schedules, are incorporated herein by reference.

<page 18>


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                              PART III

ITEM  10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under "Nominees for Director" on pages 2 through 6 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998, is incorporated herein by reference.

     Information regarding Textron's executive officers is included on pages 15 through 18 of Part I of this Report.


ITEM 11.      EXECUTIVE COMPENSATION

      The information appearing under "Report of the Organization and Compensation Committee on Executive Compensation, Executive Compensation and Performance Graph" on pages 10 through 20 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998, is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management," on pages 8 through 10 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998, is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under "Transactions with Management" on page 19 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998, is incorporated herein by reference.

<page 19>

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

    Exhibits
    3.1 Restated Certificate of Incorporation of Textron as filed January 29, 1998.
    3.2        By-Laws  of  Textron, restated  December
               10,  1992.   Incorporated  by  reference   to
               Exhibit 3.2 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
    NOTE: Exhibits 10.1 through 10.21B below are management contracts or compensatory plans, contracts or agreements.
    10.1 Annual Incentive Compensation Plan For Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
    10.2 Deferred Income Plan For Textron Key Executives. Incorporated by reference to
               Exhibit 10.2 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
    10.3       Severance   Plan   For   Textron   Key
               Executives.   Incorporated  by  reference  to
               Exhibit 10.3 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
    10.4       Special   Benefits  for   Textron   Key
               Executives.   Incorporated  by  reference  to
               Exhibit 10.4 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
    10.5       Supplemental Benefits Plan  For  Textron
               Key Executives with Market Square Profit Sharing Plan Schedule. Incorporated by reference to Exhibit 10.5 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
    10.6       Supplemental Retirement Plan For Textron
               Key Executives.  Incorporated by reference to
               Exhibit 10.6 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
    10.7 Survivor Benefit Plan For Textron Key Executives. Incorporated by reference to
               Exhibit 10.7 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
    10.8A Textron 1987 Long-Term Incentive Plan ("1987 Plan"). Incorporated by reference to
               Exhibit 10.6 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.
    10.8B      First   Amendment   to   1987    Plan.
               Incorporated by reference to Exhibit 10.6(b) to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
<page 20>

    10.9A Textron 1990 Long-Term Incentive Plan ("1990 Plan"). Incorporated by reference to
               Exhibit 10.7 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.
    10.9B      First   Amendment   to   1990    Plan.
               Incorporated by reference to Exhibit 10.7(c) to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
    10.9C      Second   Amendment   to   1990   Plan.
               Incorporated by reference to Exhibit 10.7(c) to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
    10.10 Textron 1994 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.
    10.11      Form  of  Indemnity  Agreement  between
               Textron   and  its  directors  and  executive
               officers.    Incorporated  by  reference   to
               Exhibit A to Textron's Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.
    10.12A     Pension Plan for Directors as amended by
               a   First  Amendment  (discontinued   as   of
               September   30,   1996).    Incorporated   by
               reference   to  Exhibit  10.14  to  Textron's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
    10.12B Second Amendment to Pension Plan for Directors (discontinued as of September 30,
               1996). Incorporated by reference to Exhibit 10.16(b) to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
    10.13      Deferred  Income  Plan for  Non-Employee
               Directors.   Incorporated  by  reference   to
               Exhibit 10.14 to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.
    10.14A     Employment Agreement between Textron and
               James  F.  Hardymon dated November  24,  1989
               ("Employment  Agreement").   Incorporated  by
               reference to Exhibit 10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.
    10.14B     Amendment dated as of December 15, 1994,
               to  Employment  Agreement.   Incorporated  by
               reference to Exhibit 10.10B to Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
    10.15A     Employment   Agreement  between  Textron   and
               Lewis B. Campbell dated September 22, 1992. Incorporated by reference to Exhibit 10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
    10.15B Retention Award granted to Lewis B. Campbell on December 14, 1995. Incorporated by reference to Exhibit 10.16B to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
    10.16      Employment Agreement  between
               Textron  and  John D. Butler dated  June  10,
               1997.   Incorporated by reference to  Exhibit
               10 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997.
<page 21>

    10.17      Retention Award granted to Herbert L. Henkel
               on December 12, 1996.
    10.18      Employment Agreement between Textron and
               Mary   L.   Howell   dated   May   4,   1993.
               Incorporated by reference to Exhibit 10.11 to
               Textron's Annual Report on Form 10-K for  the
               fiscal year ended January 1, 1994.
    10.19A     Employment   Agreement   between
               Textron and Wayne W.  Juchatz dated  November
               1,   1995.   Incorporated  by  reference   to
               Exhibit  10.18 to Textron's Annual Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.19B     Description  of  modified  pension arrangement.
    10.20A     Employment Agreement  between
               Textron and Stephen L. Key dated November  1,
               1995.   Incorporated by reference to  Exhibit
               10.19 to Textron's Annual Report on Form 10-K
               for the fiscal year ended December 30, 1995.
    10.20B     Description  of  stock  equivalent grant.
    10.21A     Employment   Agreement   between
               Textron  and William F. Wayland dated January
               1,  1989  ("WFW Agreement"). Incorporated  by
               reference   to  Exhibit  10.12  to  Textron's
               Annual  Report  on Form 10-K for  the  fiscal
               year ended December 30, 1989.
    10.21B     Supplement to WFW Agreement  dated May 1, 1997.
    10.22A     Credit Agreement dated as of November 1,
               1993,   among  Textron,  the  Lenders  listed
               therein  and Bankers Trust Company  as  Admin
               istrative    Agent   ("Credit    Agreement").
               Incorporated  by reference to Exhibit  10.20A
               to  Textron's Annual Report on Form 10-K  for
               the fiscal year ended January 1, 1994.
    10.22B     First Amendment dated as of October  30,
               1994,  to Credit Agreement.  Incorporated  by
               reference  to  Exhibit  10.22B  to  Textron's
               Annual  Report  on Form 10-K for  the  fiscal
               year ended December 31, 1994.
    10.22C     Second  Amendment  to  Credit  Agreement
               dated  as  of July 1, 1995.  Incorporated  by
               reference to Exhibit (b) (3) to Schedule 14D-
               1 filed by Textron on September 19, 1995.
    10.22D     Third  Amendment  to  Credit  Agreement
               dated  as  of July 1, 1996.  Incorporated  by
               reference  to  Exhibit  10.21D  to  Textron's
               Annual  Report  on Form 10-K for  the  fiscal
               year ended December 28, 1996.
    12.1       Computation  of  ratio  of  income   to
               combined  fixed  charges and preferred  stock
               dividends of the Parent Group.
    12.2       Computation  of  ratio  of  income   to
               combined  fixed  charges and preferred  stock
               dividends  of  Textron  Inc.  including   all
               majority-owned subsidiaries.
    13         A  portion (pages 24 through 59)  of
               Textron's 1997 Annual Report to Shareholders.
    21         Certain  subsidiaries of  Textron.
               Other  subsidiaries, which considered in  the
               aggregate  do  not constitute  a  significant
               subsidiary, are omitted from such list.
    23         Consent of Independent Auditors.
<page 22>

    24.1       Power of attorney.
    24.2       Certified copy of a resolution of  the  Board
               of Directors of Textron.
    27         Financial Data Schedule.

    (b) Reports on Form 8-K
        No reports on Form 8-K were filed during the quarter ended January 3, 1998.

<page 23>
                         SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March 1998.

TEXTRON INC.
Registrant

By: /s/Michael D. Cahn
    Michael D. Cahn
    Attorney-in-fact

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below on this 16th day of March 1998, by the following persons on behalf of the registrant and in the capacities indicated:


       NAME                                  TITLE


           *                       Chairman and Chief Executive Officer,
James F. Hardymon                  Director (principal executive officer)


           *                       President and Chief Operating Officer,
Lewis B. Campbell                  Director


           *                       Director
H. Jesse Arnelle


           *                       Director
Teresa Beck

<page 24>

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

<page 25>

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



*By:    /s/Michael D. Cahn
    Michael D. Cahn
    Attorney-in-fact

<page 26>

                         TEXTRON INC.
                INDEX TO FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULES
                         Item 14(a)




                                                    Form    Annual Report
Textron Inc.                                        10-K   to Shareholders

Report of Independent Auditors                                   33

Consolidated Statement of Income for each of the                 34
three years in the period ended January 3, 1998

Consolidated Balance Sheet at January 3, 1998                    36

Consolidated Statement of Cash Flows for each of                 38
the three years in the period ended January 3,
1998

Consolidated Statement of Changes in Shareholders'               40
Equity for each of the three years in the period ended January 3, 1998

Notes to Consolidated Financial Statements                      41-55

Revenues and Income by Business Segment                          24

Supplementary Information (Unaudited):

   Quarterly Financial Information 1997 and 1996                 56

Financial Statement Schedules for each of the three years in the period ended January 3, 1998

    I   Condensed financial information of              28
        registrant

   II   Valuation and qualifying accounts               29











All other schedules are omitted because the conditions requiring the filing thereof do not exist or because the information required is included in the financial statements and notes thereto.

<page 27>



                         TEXTRON INC.

 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

 For each of the three years in the period ended January 3, 1998


      Financial information of the Registrant is omitted because condensed financial information of the Parent Group, which includes the Registrant and all of its majority-owned subsidiaries other than its finance subsidiaries (Finance Group), is shown on pages 34 through 39 of Textron's 1997 Annual Report to Shareholders. Management believes that the disclosure of financial information on the basis of the Parent Group results in a more meaningful presentation, since this group constitutes the Registrant's basic borrowing entity and the only restrictions on net assets of Textron's subsidiaries relate to its Finance Group. The Registrant's investment in its Finance Group is shown on pages 36 and 37 of Textron's 1997 Annual Report to
Shareholders  under  the  caption  "Investments  in  Finance
Group."

      The Parent Group received dividends of $221 million, $124 million and $117 million from its Finance Group in 1997, 1996 and 1995, respectively. The portion of the net assets of Textron's Finance Group available for cash dividends and other payments to the Parent Group is restricted by the terms of lending agreements and insurance statutory requirements. As of January 3, 1998, approximately $475 million of their net assets of $1.6 billion was available to be transferred to the Parent Group pursuant to these restrictions.

     The Parent Group's credit agreements contain provisions requiring it to maintain a minimum level of shareholders'
equity and a minimum interest coverage ratio. For additional information concerning the Parent Group's long-term debt, see Note 9 to the consolidated financial statements appearing on pages 46 and 47 of Textron's 1997 Annual Report to Shareholders.

        For information concerning Textron-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Textron Junior Subordinated Debt Securities, see Note 11 to the consolidated financial statements appearing on page 48 of Textron's 1997 Annual Report to Shareholders.

<page 28>

                        TEXTRON INC.

       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 For each of the three years in the period ended January 3,
                            1998
                        (In millions)

Allowance for credit losses

Changes in the allowance for credit losses for the years indicated were as follows:


                                                  1997      1996     1995

Balance of the allowance for
credit losses at the
beginning of the year                             $293      $270     $250

Add - charged to income:
        Consumer                                   229       203      149
        Commercial                                  27        27       20
                                                   256       230      169
Deduct - balances
charged off:
   Gross charge offs:
        Consumer                                  (267)     (230)    (177)
        Commercial                                 (32)      (30)     (25)
                                                  (299)     (260)    (202)

   Recoveries:
        Consumer                                    48        36       33
        Commercial                                  10         3        4
                                                    58        39       37
   Net charge offs                                (241)     (221)    (165)

Other                                                7        14       16

Balance of the allowance for
credit losses at the end of
the year                                          $315      $293     $270


Balance of the allowance for
credit losses at the end of
the year applicable to:

Consumer                                          $236      $218      $195
Commercial                                          79        75        75
                                                  $315      $293      $270
<page 29>

                        EXHIBIT LIST



    Exhibits
    3.1        Restated Certificate of Incorporation of
               Textron as filed January 29, 1998.
    3.2        By-Laws  of  Textron, restated  December
               10,  1992.   Incorporated  by  reference   to
               Exhibit  3.2  to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended  January
               2, 1993.
    NOTE:      Exhibits  10.1 through 10.21B below  are
               management  contracts or compensatory  plans,
               contracts or agreements.
    10.1       Annual  Incentive Compensation Plan  For
               Textron Employees.  Incorporated by reference
               to Exhibit 10.1 to Textron's Annual Report on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.2       Deferred  Income Plan  For  Textron  Key
               Executives.   Incorporated  by  reference  to
               Exhibit  10.2 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.3       Severance   Plan   For   Textron   Key
               Executives.   Incorporated  by  reference  to
               Exhibit  10.3 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.4       Special   Benefits  for   Textron   Key
               Executives.   Incorporated  by  reference  to
               Exhibit  10.4 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.5       Supplemental Benefits Plan  For  Textron
               Key  Executives  with  Market  Square  Profit
               Sharing   Plan  Schedule.   Incorporated   by
               reference to Exhibit 10.5 to Textron's Annual
               Report on Form 10-K for the fiscal year ended
               December 30, 1995.
    10.6       Supplemental Retirement Plan For Textron
               Key Executives.  Incorporated by reference to
               Exhibit  10.6 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.7       Survivor  Benefit Plan For  Textron  Key
               Executives.   Incorporated  by  reference  to
               Exhibit  10.7 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.8A      Textron  1987  Long-Term Incentive  Plan
               ("1987 Plan").  Incorporated by reference  to
               Exhibit  10.6 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1989.
    10.8B      First   Amendment   to   1987    Plan.
               Incorporated by reference to Exhibit  10.6(b)
               to  Textron's Annual Report on Form 10-K  for
               the fiscal year ended December 28, 1991.
    10.9A      Textron  1990  Long-Term Incentive  Plan
               ("1990 Plan").  Incorporated by reference  to
               Exhibit  10.7 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1989.
    10.9B      First   Amendment   to   1990    Plan.
               Incorporated by reference to Exhibit  10.7(c)
               to  Textron's Annual Report on Form 10-K  for
               the fiscal year ended December 28, 1991.
    10.9C      Second   Amendment   to   1990   Plan.
               Incorporated by reference to Exhibit  10.7(c)
               to  Textron's Annual Report on Form 10-K  for
               the fiscal year ended January 2, 1993.
    10.10      Textron  1994 Long-Term Incentive  Plan.
               Incorporated  by reference to Exhibit  10  to
               Textron's Quarterly Report on Form  10-Q  for
               the fiscal quarter ended July 2, 1994.
    10.11      Form  of  Indemnity  Agreement  between
               Textron   and  its  directors  and  executive
               officers.    Incorporated  by  reference   to
               Exhibit  A  to Textron's Proxy Statement  for
               its  Annual Meeting of Shareholders on  April
               29, 1987.
    10.12A     Pension Plan for Directors as amended by
               a   First  Amendment  (discontinued   as   of
               September   30,   1996).    Incorporated   by
               reference   to  Exhibit  10.14  to  Textron's
               Annual  Report  on Form 10-K for  the  fiscal
               year ended December 31, 1988.
    10.12B     Second  Amendment to  Pension  Plan  for
               Directors  (discontinued as of September  30,
               1996).   Incorporated by reference to Exhibit
               10.16(b) to Textron's Annual Report  on  Form
               10-K  for the fiscal year ended December  29,
               1990.
    10.13      Deferred  Income  Plan for  Non-Employee
               Directors.   Incorporated  by  reference   to
               Exhibit  10.14 to Textron's Annual Report  on
               Form  10-K for the fiscal year ended December
               28, 1996.
    10.14A     Employment Agreement between Textron and
               James  F.  Hardymon dated November  24,  1989
               ("Employment  Agreement").   Incorporated  by
               reference to Exhibit 10.9 to Textron's Annual
               Report on Form 10-K for the fiscal year ended
               December 30, 1989.
    10.14B     Amendment dated as of December 15, 1994,
               to  Employment  Agreement.   Incorporated  by
               reference  to  Exhibit  10.10B  to  Textron's
               Annual  Report  on Form 10-K for  the  fiscal
               year ended December 31, 1994.
    10.15A     Employment   Agreement  between  Textron   and
               Lewis  B. Campbell dated September 22,  1992.
               Incorporated by reference to Exhibit 10.9  to
               Textron's Annual Report on Form 10-K for  the
               fiscal year ended January 2, 1993.
    10.15B     Retention  Award  granted  to  Lewis  B.
               Campbell  on December 14, 1995.  Incorporated
               by  reference to Exhibit 10.16B to  Textron's
               Annual  Report  on Form 10-K for  the  fiscal
               year ended December 30, 1995.
    10.16      Employment Agreement  between
               Textron  and  John D. Butler dated  June  10,
               1997.   Incorporated by reference to  Exhibit
               10 to Textron's Quarterly Report on Form 10-Q
               for the fiscal quarter ended June 28, 1997.
    10.17      Retention Award granted to Herbert L. Henkel
               on December 12, 1996.
    10.18      Employment Agreement between Textron and
               Mary   L.   Howell   dated   May   4,   1993.
               Incorporated by reference to Exhibit 10.11 to
               Textron's Annual Report on Form 10-K for  the
               fiscal year ended January 1, 1994.
    10.19A     Employment   Agreement   between
               Textron and Wayne W.  Juchatz dated  November
               1,   1995.   Incorporated  by  reference   to
               Exhibit  10.18 to Textron's Annual Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.19B     Description  of  modified  pension
               arrangement.
    10.20A     Employment   Agreement
               between  Textron  and Stephen  L.  Key  dated
               November  1, 1995.  Incorporated by reference
               to  Exhibit 10.19 to Textron's Annual  Report
               on  Form  10-K  for  the  fiscal  year  ended
               December 30, 1995.
    10.20B     Description  of  stock  equivalent grant
    10.21A     Employment   Agreement   between
               Textron  and William F. Wayland dated January
               1,  1989  ("WFW Agreement"). Incorporated  by
               reference   to  Exhibit  10.12  to  Textron's
               Annual  Report  on Form 10-K for  the  fiscal
               year ended December 30, 1989.
    10.21B     Supplement to WFW Agreement dated May 1,1997.
    10.22A     Credit Agreement dated as of November 1,
               1993,   among  Textron,  the  Lenders  listed
               therein  and Bankers Trust Company  as  Admin
               istrative    Agent   ("Credit    Agreement").
               Incorporated  by reference to Exhibit  10.20A
               to  Textron's Annual Report on Form 10-K  for
               the fiscal year ended January 1, 1994.
    10.22B     First Amendment dated as of October  30,
               1994,  to Credit Agreement.  Incorporated  by
               reference  to  Exhibit  10.22B  to  Textron's
               Annual  Report  on Form 10-K for  the  fiscal
               year ended December 31, 1994.
    10.22C     Second  Amendment  to  Credit  Agreement
               dated  as  of July 1, 1995.  Incorporated  by
               reference to Exhibit (b) (3) to Schedule 14D-
               1 filed by Textron on September 19, 1995.
    10.22D     Third  Amendment  to  Credit  Agreement
               dated  as  of July 1, 1996.  Incorporated  by
               reference  to  Exhibit  10.21D  to  Textron's
               Annual  Report  on Form 10-K for  the  fiscal
               year ended December 28, 1996.
    12.1       Computation  of  ratio  of  income   to
               combined  fixed  charges and preferred  stock
               dividends of the Parent Group.
    12.2       Computation  of  ratio  of  income   to
               combined  fixed  charges and preferred  stock
               dividends  of  Textron  Inc.  including   all
               majority-owned subsidiaries.

    13         A portion (pages 24 through 59) of Textron's
               1997 Annual Report to Shareholders.
    21         Certain  subsidiaries of  Textron.
               Other  subsidiaries, which considered in  the
               aggregate  do  not constitute  a  significant
               subsidiary, are omitted from such list.
    23         Consent of Independent Auditors.
    24.1       Power of attorney.
    24.2       Certified copy of a resolution of  the  Board
               of Directors of Textron.
    27         Financial Data Schedule.