Form 10-Q
period 1998-04-04
TEXTRON INC
filed 1998-05-15
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                 _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934
    For the fiscal quarter ended April 4, 1998
    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES AND  EXCHANGE ACT OF 1934

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


                                                  Yes  X No



          Common stock outstanding at May 2, 1998  - 163,612,000 shares


                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                  TEXTRON INC.
             Condensed Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)
                                                                  Three months ended
                                                           April 4,                March 29,
                                                             1998                     1997
Revenues
Manufacturing sales                                     $ 2,167                      $    2,021
Finance revenues                                            551                           530
   Total revenues                                         2,718                           2,551
Costs and expenses
Cost of sales                                             1,765                           1,656
Selling and administrative                                  389                           362
Interest                                                    189                           183
Provision   for  losses  on  collection  of   finance        63                           64
receivables
Other                                                        73                           70
   Total costs and expenses                               2,479                           2,335
Income before income taxes and distributions
  on preferred securities of subsidiary trust               239                           216
Income taxes                                               (91)                           (85)
Distributions  on preferred securities of  subsidiary
trust, net of income taxes                                  (6)                           (6)
Net income                                              $   142                      $    125
Earnings per common share:
  Basic                                                 $    .87                 $     .75
  Diluted                                                    .85                       .73
Average shares outstanding:
  Basic                                                                         165,897,000
                                                       162,809,000
  Diluted                                                                       170,388,000
                                                       167,155,000
Dividends per share:
  $2.08 Preferred stock, Series A                          $ .52                   $  .52
  $1.40 Preferred stock, Series B                          $ .35                   $  .35
  Common stock                                             $ .285                  $  .25

See notes to condensed consolidated financial statements.
Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Condensed Consolidated Balance Sheet (unaudited)
                              (Dollars in millions)
                                                             April 4,           January 3,
                                                             1998                1998
Assets
Cash                                                    $     30                $    87
Investments                                                  909                     844
Receivables - net:
  Finance                                                 10,303                     10,226
  Commercial and U.S. government                           1,050                     920
                                                          11,353                     11,146
Inventories                                                1,568                     1,349
Property, plant, and equipment, less accumulated
  depreciation of $1,852 and $1,827                        1,925                     1,860
Goodwill, less accumulated amortization of $479 and
  $465                                                     1,917                     1,753
Other (including net prepaid income taxes)                 1,794                     1,571
Total assets                                            $ 19,496                $    18,610
Liabilities and shareholders' equity
Liabilities
Accounts payable                                        $    964                $    963
Accrued postretirement benefits other than pensions          795                     799
Other accrued liabilities (including income taxes)         2,785                     2,641
Debt:
  Parent Group                                             1,706                     1,221
  Finance Group                                            9,401                     9,275
                                                          11,107                     10,496
  Total liabilities                                       15,651                     14,899
Textron - obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Textron junior subordinated debt securities         483                483
Shareholders' equity
Capital stock:
  Preferred stock                                             13                     13
  Common stock                                                24                     24
Capital surplus                                              865                     830
Retained earnings                                          3,457                     3,362
Accumulated other comprehensive income                      (58)                     (62)
                                                           4,301                     4,167
  Less cost of treasury shares                               939                     939
  Total shareholders' equity                               3,362                     3,228
  Total liabilities and shareholders' equity            $ 19,496                $    18,610

Common shares outstanding                               163,361,000
                                                                           162,343,000

See notes to condensed consolidated financial statements.
Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                  (In millions)

                                                                Three Months Ended
                                                           April 4,           March 29,
                                                             1998                1997
Cash flows from operating activities:
Net income                                               $  142              $  125
Adjustments  to  reconcile net  income  to  net  cash
provided by operating activities:
  Depreciation                                               70                  60
  Amortization                                               46                  42
  Provision for losses on receivables                        65                  66
   Changes in assets and liabilities excluding  those
     related to acquisitions and divestitures:
       Increase  in  commercial and  U.S.  government      (90)                 (8)
        receivables
      Increase in inventories                             (156)               (138)
      Increase in other assets                            (143)                 (8)
      Increase (decrease) in accounts payable              (14)                  14
      Increase (decrease) in accrued liabilities            111                 (1)
  Other - net                                                 5                (25)
  Net cash provided by operating activities                  36                 127
Cash flows from investing activities:
Purchases of investments                                  (215)                (50)
Proceeds from disposition of investments                    130                  34
Maturities and calls of investments                          24                   9
Finance receivables:
  Originated or purchased                                (2,170)             (1,776)
  Repaid or sold                                          2,105               1,582
Cash used in acquisitions                                 (227)               (348)
Cash received from dispositions                               -                 549
Capital expenditures                                       (86)                (88)
Other investing activities - net                            (7)                  13
    Net cash used by investing activities                 (446)                (75)
Cash flows from financing activities:
Increase (decrease) in short-term debt                    (101)                 240
Proceeds from issuance of long-term debt                  1,416                 798
Principal payments on long-term debt                      (944)               (966)
Proceeds from exercise of stock options                      30                  16
Purchases of Textron common stock                             -                 (6)
Dividends paid                                             (48)                (41)
    Net cash provided by financing activities               353                  41
Net increase (decrease) in cash                            (57)                  93
Cash at beginning of period                                  87                  47
Cash at end of period                                    $   30              $  140

See notes to condensed consolidated financial statements.
                                  TEXTRON INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:   Basis of presentation

          The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended January 3, 1998. The financial statements reflect all adjustments (consisting only of normal recurring adjustments)
          which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at April 4, 1998, and its consolidated results of operations and cash flows for each of the respective three month periods ended April 4, 1998 and March 29, 1997. Business segment data has been reclassified to reflect the transfer of Lycoming from the Aircraft segment to the Industrial segment.

Note 2:   Earnings per Share

          In 1997, Textron adopted FAS 128 "Earnings Per Share." FAS 128 requires companies to present basic and diluted earnings per share amounts. The dilutive effect of convertible preferred stock and stock options was 4,436,000 and 4,491,000 shares for the three month periods ending April 4, 1998 and March 29, 1997, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 3:   Inventories

                                                                     April 4,          January 3,
                                                                       1998               1998
                                                                           (In millions)
          Finished goods                                          $  458              $  454
          Work in process                                            865                 675
          Raw materials                                              420                 366
                                                                   1,743               1,495
          Less progress payments and customer deposits               175                 146
                                                                  $1,568              $1,349


Note 4:   Textron-obligated  mandatorily  redeemable  preferred  securities   of
          subsidiary trust holding solely Textron junior subordinated debt securities

                                        In 1996, a trust sponsored and wholly-
          owned by Textron issued preferred securities to the public (for $500 million) and shares of its common securities to Textron (for $15.5 million), the proceeds of which were invested by the trust in $515.5 million aggregate principal amount of Textron's newly issued 7.92% Junior Subordinated Deferrable Interest Debentures, due 2045. The debentures are the sole asset of the trust. The amounts due to the trust under the debentures and the related income statement amounts have been eliminated in Textron's consolidated financial statements.



        Note 4: Textron-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities (Continued)

          The preferred securities accrue and pay cash distributions quarterly at a rate of 7.92% per annum. Textron has guaranteed, on a subordinated basis, distributions and other payments due on the preferred securities. The guarantee, when taken together with Textron's obligations under the debentures and in the indenture pursuant to which the debentures were issued and Textron's obligations under the Amended and Restated Declaration of Trust governing the trust, provides a full and unconditional guarantee of amounts due on the preferred securities.

          The preferred securities are mandatorily redeemable upon the maturity of the debentures on March 31, 2045, or earlier to the extent of any redemption by Textron of any debentures. The redemption price in either such case will be $25 per share plus accrued and unpaid distributions to the date fixed for redemption.

Note 5:   Contingencies

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

Note 6:   Comprehensive Income

                                          In  1998,  Textron  adopted  FAS  130,
          "Reporting Comprehensive Income." FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on Textron's net income or shareholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

                                         During  the first quarter of  1998  and
          1997, total comprehensive income amounted to $146 million and $90 million, respectively.




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

Item 1    FINANCIAL STATEMENTS (Continued)
Note 7:   Financial information by borrowing group (continued)

PARENT GROUP
(unaudited) (In millions)

                                                               Three Months Ended
                                                           April 4,          March 29,
Condensed Statement of Income                                1998               1997
Sales                                                    $2,167                $    2,021
Costs and expenses
Cost of sales                                            1,765                      1,656
Selling and administrative                                 221                      206
Interest                                                    36                      39
  Total costs and expenses                               2,022                      1,901
                                                           145                      120
Pretax income of Finance Group                              94                      96
Income  before  income  taxes  and  distribution   on
preferred securities of subsidiary trust                   239                      216
Income taxes                                              (91)                      (85)
Distributions  on preferred securities of  subsidiary
trust, net of income                                       (6)                      (6)
  taxes
Net income                                               $ 142                 $    125

                                                           April 4,          January 3,
Condensed Balance Sheet                                      1998               1998
Assets
Cash                                                     $   7              $  30
Receivables - net                                        1,050                920
Inventories                                              1,568              1,349
Investments in Finance Group                             1,606              1,620
Property, plant and equipment - net                      1,825              1,761
Goodwill                                                 1,733              1,567
Other assets (including net prepaid income taxes)        1,517              1,311
  Total assets                                           $9,306             $8,558
Liabilities and shareholders' equity
Accounts  payable and accrued liabilities  (including    $3,755             $3,626
income taxes)
Debt                                                     1,706              1,221
Textron  - obligated mandatorily redeemable preferred
securities of
   subsidiary  trust  holding solely  Textron  junior      483                483
subordinated debt
  securities
Shareholders' equity                                     3,362              3,228
  Total liabilities and shareholders' equity             $9,306             $8,558

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 7:   Financial information by borrowing group (continued)

PARENT GROUP (continued)
(Unaudited) (In millions)

                                                                Three Months Ended
                                                           April 4,           March 29,
Condensed Statement of Cash Flows                            1998                1997
Cash flows from operating activities:
Net income                                               $142                   $    125
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
     Earnings  of Finance Group (greater  than)  less
      than distributions to Parent Group                    44                        (11)
     Depreciation                                           64                        55
     Amortization                                           16                        15
     Changes in assets and liabilities excluding those
related to acquisitions and divestitures:
       Increase in receivables                           (90)                        (8)
       Increase in inventories                           (156)                       (138)
       Increase in other assets                          (149)                       (25)
       Increase  in  accounts  payable  and  accrued      71                        16
liabilities
    Other - net                                            32                        (8)
        Net   cash   provided  (used)  by   operating    (26)                        21
activities
Cash flows from investing activities:
Capital expenditures                                     (82)                        (81)
Cash used in acquisitions                                (210)                       (324)
Cash received from dispositions                             -                        549
Other investing activities - net                            7                        14
        Net   cash   provided  (used)  by   investing    (285)                       158
activities
Cash flows from financing activities:
Increase in short-term debt                                23                        8
Proceeds from issuance of long-term debt                  645                        690
Principal payments on long-term debt                     (339)                       (781)
Proceeds from exercise of stock options                    30                        16
Purchases of Textron common stock                           -                        (6)
Dividends paid                                           (48)                        (42)
Contributions paid to Finance Group                      (23)                        -
        Net   cash   provided  (used)  by   financing     288                        (115)
activities
Net increase (decrease) in cash                          (23)                        64
Cash at beginning of period                                30                        24
Cash at end of period                                    $  7                   $    88

Item 1    FINANCIAL STATEMENTS (Continued)
Note 7:   Financial information by borrowing group (continued)

FINANCE GROUP
(unaudited) (In millions)

                                                               Three Months Ended
Condensed Statement of Income                          March 31,          March 31,
Revenues                                                $  551                 $    530
Costs and expenses
Selling and administrative                                 168                      156
Interest                                                   153                      144
Provision for losses on collection of finance               63                      64
receivables
Other                                                       73                      70
    Total costs and expenses                               457                      434
Income before income taxes                                  94                      96
Income taxes                                              (36)                      (37)
Net income                                              $   58                 $    59
<\TABLE\


Condensed Balance Sheet                                   March 31,         December 31,
                                                             1998               1997
Assets
Cash                                                    $   23                 $    57
Investments                                                909                      844
Finance receivables - net                               10,303                      10,226
Other                                                      820                      783
    Total assets                                        $12,055                $    11,910
Liabilities and equity
Accounts payable and accrued liabilities (including
income                                                  $1,048                 $    1,015
  taxes)
Debt                                                     9,401                      9,275
Equity                                                   1,606                      1,620
    Total liabilities and equity                        $12,055                $    11,910

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                     Revenues and Income by Business Segment
                                  (In millions)
                                                                 Three Months Ended
                                                           April 4,             March 29,
                                                             1998                  1997
REVENUES
MANUFACTURING:
  Aircraft                                               $ 656                    $    679
  Automotive                                               618                         557
  Industrial                                               893                         785
                                                         2,167                         2,021
FINANCE                                                    551                         530
Total revenues                                           $2,718                   $    2,551
INCOME
MANUFACTURING:
  Aircraft                                               $  61                    $    60
  Automotive                                                56                         50
  Industrial                                                95                         82
                                                           212                         192
FINANCE                                                     94                         96
Segment operating income                                   306                         288
Corporate expenses and other - net                        (31)                         (33)
Interest expense - net                                    (36)                         (39)
Income before income taxes and distributions on
  preferred securities of subsidiary trust               $ 239                    $    216


Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and the Parent Group detailing the changes in cash balances are on pages 4 and 10, respectively. The Parent Group's operating cash flow includes dividends received from the Finance Group of $102 million and $48 million during the first quarters of 1998 and 1997, respectively.

The Parent Group's debt to total capital ratio was 31% at April 4, 1998, up from 25% at year end. The Parent Group has credit facilities outstanding at April 4, 1998 aggregating $2.0 billion, $1.1 billion of which was not used or reserved as support for outstanding commercial paper or bank borrowings. At March 31, 1998, the Finance Group had credit facilities outstanding of approximately $5.4 billion, $750 million of which was available at quarter end. The Parent Group and the Finance Group had $311 million and $616 million, respectively, available at quarter end under their shelf registration statements with the Securities and Exchange Commission and, for the Finance Group, the Canadian Provincial Security Exchange. During the three months ended March 31, 1998, the Finance Group issued $471 million of unsecured debt securities, including $406 million under its shelf registration statements. In the first quarter, the Finance Group increased its medium-term note facility by $750 million and issued $300 million medium-term notes under this facility. The Finance Group had $542 million available under the facility at March 31, 1998.

In the first quarter, Textron acquired the capital stock of Ransomes PLC, a UK-based manufacturer of commercial turf-care machinery, and Sukosim, a German fastener manufacturer. The cost of these acquisitions was approximately $290 million which includes notes issued for approximately $80 million, plus the assumption of debt.

In the first quarter, the Finance Group had $83 million of interest rate exchange agreements expire and $50 million of interest rate exchange agreements go into effect. The new agreements, which have a weighted average original term of 3.2 years and expire through 2002, had the effect of fixing the rate of interest at approximately 7.2% on $50 million of variable rate borrowings at March 31, 1998. Also, during the first quarter, the Parent Group terminated $275 million of fixed-pay interest rate exchange agreements.

Management believes that the Parent Group will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations -- including dividends received from Textron's Finance Group -- will continue to be more than sufficient to meet its operating needs and to finance growth.

Results of Operations - Three months ended April 4, 1998 vs Three months ended March 29, 1997

Diluted earnings per share in the first quarter 1998 were $0.85 per share, up 16% from the 1997 amount of $0.73. Net income in 1998 of $142 million was up 14% from $125 million for 1997. Revenues increased 7% to $2.7 billion in 1998 from $2.6 billion in 1997.

The Aircraft segment's revenues decreased $23 million (3%), while income increased $1 million (2%), due to higher results at Cessna Aircraft. Cessna's revenues and income increased as a result of higher sales of business jets and single engine aircraft. Bell Helicopter's revenues and income decreased due to lower commercial helicopter sales ($89 million), reflecting the completion in 1997 of the three-year contract for model 412 helicopters with the Canadian Forces, partially offset by higher revenues on the six-year contract to upgrade Huey and Cobra helicopters for the U.S. Marines ($14 million). The impact of a favorable profit adjustment on the V-22 EMD contract in 1997 was offset by a lower level of product development expense in 1998.

The Automotive segment's revenues increased $61 million (11%), while income increased $6 million (12%). These revenue and income increases were due to higher volume at Kautex associated with capacity expansion in North America, and higher sales and improved performance in the Trim operations, reflecting increased production of models with Textron content, primarily at Chrysler.

The Industrial segment's revenues and income increased $108 million (14%) and $13 million (16%), respectively, reflecting the contribution from acquisitions, principally Ransomes PLC., and internal growth combined with ongoing margin improvement. Internal growth was driven by continued strength in the fastening systems, aerospace components and contractor tools businesses. These benefits were partially offset by the fourth quarter 1997 divestiture of Speidel.

The Finance segment's revenues increased $21 million (4%), while income decreased $2 million (2%). AFS' revenues increased $18 million, while income decreased $3 million. Revenues in its finance and related insurance business increased $11 million, due to an increase in average finance receivables ($7.683 billion in the first quarter 1998 vs $7.179 billion in the first quarter 1997), reflecting the benefit of the acquisition of $534 million of commercial receivables during 1997, and a gain of $4 million on the sale of certain underperforming branches in 1998. The benefit of these revenue increases was partially offset by a decrease in yields on finance receivables (17.18% in the first quarter 1998 vs 18.08% in the first quarter 1997), reflecting both decreases in yields on consumer finance receivables and the impact of an increase in lower-yielding commercial receivables. Income decreased $6 million, due primarily to the lower yields on finance receivables and a slight increase in the average cost of borrowed funds (6.55% in the first quarter 1998 vs 6.49% in the first quarter 1997), partially offset by the benefit of the revenue increases and a decrease in the provision for losses resulting from a decrease in the ratio of net credit losses to average finance receivables (2.86% in the first quarter 1998 vs 3.06% in the first quarter 1997). The decrease in the net credit losses to average finance receivables was attributable to the impact of the increase in commercial receivables, which have a lower loss ratio, partially offset by a slight increase in the loss ratio for the consumer finance business (3.20% in the first quarter 1998 vs 3.17% in the first quarter 1997). Delinquencies and charge-offs remain at higher than historical levels. AFS continued to reconfigure its branch network in the U.S. and sold nine additional underperforming branches in the first quarter.

In AFS' nonrelated insurance business, revenues increased $7 million and income increased $3 million, due primarily to higher premiums earned and an increase in investment income, reflecting a higher level of invested assets and capital gains.

TFC's revenues increased $3 million, due to an increase in other income, and higher yields on receivables (10.10% in the first quarter 1998 vs 9.84% in the first quarter 1997), partially offset by a lower level of average receivables ($3.059 billion in the first quarter 1998 vs $3.139 billion in the first quarter
1997), due primarily to the securitization of $401 million of Textron-related receivables in the third quarter of 1997. The increase in other income is due primarily to servicing fees related to securitized receivables, an increase in fee-based services and higher prepayment income, partially offset by lower arrangement fee income. Its income increased $1 million, due to the higher revenues and a lower provision for losses, partially offset by growth in businesses with higher operating expense ratios.

Corporate expenses and other -net decreased $2 million due primarily to 1997 litigation costs related to a divested operation. Interest expense-net for the Parent Group decreased $3 million, due to lower average debt, resulting from the payment of debt with proceeds in 1997 from the divestiture of Paul Revere, partially offset by the incremental debt associated with acquisitions. Income taxes -the current quarter's effective income tax rate of 38.1% was lower than the corresponding prior year rate of 39.4%, due primarily to lower state income taxes and an increase in tax benefits on export sales.

Forward-looking Information: Certain statements in this Report, and other oral and written statements made by Textron from time to time, are forward-looking statements, including those that discuss strategies, goals, outlook or other non-
historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (i) continued market demand for the types of products and services produced and sold by Textron, (ii) changes in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, (iii) the level of sales by original equipment manufacturers of vehicles for which Textron supplies parts, (iv) the successful integration of companies acquired by Textron, and (v) changes in consumer debt levels.
                           PART II.  OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             10.1 364-Day Credit Agreement dated as of April 1, 1998, among Textron Inc., the Banks listed therein and Morgan Guaranty Trust Company of New York as Administrative Agent

             10.2 5-Year Credit Agreement dated as of April 1, 1998, among Textron Inc., the Banks listed therein and Morgan Guaranty Trust Company of New York as Administrative Agent

             12.1 Computation of ratio of income to combined fixed charges and preferred securities dividends of the Parent Group

             12.2 Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries

             27    Financial Data Schedule (filed electronically only)

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended April 4, 1998.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TEXTRON INC.

Date:  May 14, 1998                 s/R. L. Yates
                                    R. L. Yates
                                    Vice President and
                                    Controller (principal accounting
                                    officer)


                           LIST OF EXHIBITS

10.1 364-Day Credit Agreement dated as of April 1, 1998, among Textron Inc., the Banks listed therein and Morgan Guaranty Trust Company of New York as Administrative Agent.

10.2     5-Year Credit Agreement dated as of April 1, 1998, among
         Textron Inc., the Banks listed therein and Morgan Guaranty Trust Company of New York as Administrative Agent.

12.1 Computation of ratio of income to combined fixed charges and preferred securities dividends of the Parent Group.

12.2 Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries.

27       Financial Data Schedule (filed electronically only).