Form 10-Q
period 1998-07-04
TEXTRON INC
filed 1998-08-10
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                 _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934
    For the fiscal quarter ended July 4, 1998
    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES AND  EXCHANGE ACT OF 1934

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


                                                  Yes  X   No



         Common stock outstanding at August 1, 1998 - 163,880,000 shares


                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                  TEXTRON INC.
             Condensed Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)

                                                                     Three Months Ended                 Six Months Ended
                                                          July 4,         June 28,         July 4,         June 28,
                                                            1998            1997             1998            1997
Revenues
Manufacturing sales                                     $ 2,393         $2,117         $4,560            $4,138
Finance revenues                                            560            550          1,111             1,080

    Total revenues                                        2,953          2,667          5,671             5,218

Costs and expenses
Cost of sales                                             1,947          1,730          3,712             3,386
Selling and administrative                                  409            380             798              742
Gain on sale of division                                   (97)              -             (97)               -
Special charges                                              87              -             87                 -
Interest                                                    191            180             380              363
Provision for losses on collection of
  finance receivables                                        64             63             127              127
Other                                                        66             67             139              137
    Total costs and expenses                              2,667          2,420           5,146            4,755
Income before income taxes and
  distributions on preferred securities
  of subsidiary trust                                       286            247             525              463
Income taxes                                              (115)           (95)            (206)            (180)
Distributions on preferred securities of
  subsidiary trust, net of income taxes                     (7)            (7)             (13)            (13)
Net income                                              $   164         $  145           $  306          $  270
Earnings per common share:
  Basic                                                  $  1.00         $  .88          $  1.87          $ 1.63
  Diluted                                                $   .98         $  .86          $  1.83          $ 1.59
Average shares outstanding:
  Basic                                                163,613,000     165,173,000      163,189,000     165,442,000
  Diluted                                              168,027,000     169,797,000      167,541,000     169,993,000
Dividends per share:
  $2.08 Preferred stock, Series A                        $   .52         $  .52          $  1.04          $ 1.04
  $1.40 Preferred stock, Series B                        $   .35         $  .35          $   .70          $  .70
  Common stock                                           $   .285        $  .25          $   .57          $  .50

See notes to condensed  consolidated financial statements.
Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Condensed Consolidated Balance Sheet (unaudited)
                              (Dollars in millions)
                                                             July 4,            January 3,
                                                             1998                1998
Assets
Cash                                                    $    132                $    87
Investments                                                  883                     844
Receivables - net:
  Finance                                                 10,456                  10,226
  Commercial and U.S. government                           1,077                     920
                                                          11,533                  11,146
Inventories                                                1,602                   1,349
Property, plant, and equipment, less accumulated
  depreciation of $1,917 and $1,827                        2,016                   1,860
Goodwill, less accumulated amortization of $495 and
  $465                                                     1,986                   1,753
Other (including net prepaid income taxes)                 1,827                   1,571
Total assets                                            $ 19,979                $ 18,610
Liabilities and shareholders' equity
Liabilities
Accounts payable                                        $    985                $    963
Accrued postretirement benefits other than pensions          804                     799
Other accrued liabilities (including income taxes)         2,840                   2,641
Debt:
  Parent Group                                             1,873                   1,221
  Finance Group                                            9,532                   9,275
                                                          11,405                  10,496
  Total liabilities                                       16,034                  14,899
Textron - obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Textron junior subordinated debt securities         483                     483
Shareholders' equity
Capital stock:
  Preferred stock                                             13                      13
  Common stock                                                24                      24
Capital surplus                                              881                     830
Retained earnings                                          3,575                   3,362
Accumulated other comprehensive income                      (92)                     (62)
                                                           4,401                   4,167
  Less cost of treasury shares                               939                     939
  Total shareholders' equity                               3,462                   3,228
  Total liabilities and shareholders' equity            $ 19,979                $ 18,610

Common shares outstanding                               163,772,000        162,343,000

See notes to condensed consolidated financial statements.
Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                  (In millions)
                                                                 Six Months Ended
                                                           July 4,             June 28,
                                                             1998                1997
Cash flows from operating activities:
Net income                                               $  306              $  270
Adjustments to reconcile net income to net cash
provided by
  operating activities:
    Depreciation                                            145                 127
    Amortization                                             88                  83
    Gain on sale of division                               (97)                   -
    Special charges                                          87                   -
    Provision for losses on receivables                     129                 129
    Changes in assets and liabilities excluding those
      related to acquisitions and divestitures:
       Increase in commercial and U.S. government         (113)                (61)
         receivables
       Increase in inventories                            (198)               (171)
       Increase in other assets                           (127)                (66)
       Increase (decrease) in accounts payable             (40)                   1
       Increase in accrued liabilities                      184                  27
  Other - net                                              (69)                (29)
  Net cash provided by operating activities                 295                 310
Cash flows from investing activities:
Purchases of investments                                  (264)               (126)
Proceeds from disposition of investments                    157                 311
Maturities and calls of investments                          67                  34
Finance receivables:
  Originated or purchased                                (5,302)             (3,777)
  Repaid or sold                                          4,886               3,349
Cash used in acquisitions                                 (441)               (367)
Cash received from dispositions                             160                 571
Capital expenditures                                      (207)               (156)
Other investing activities - net                              9                  21
    Net cash used by investing activities                 (935)               (140)
Cash flows from financing activities:
Increase (decrease) in short-term debt                      900               (246)
Proceeds from issuance of long-term debt                  1,126                 778
Principal payments on long-term debt                     (1,286)              (420)
Proceeds from exercise of stock options                      39                  27
Purchases of Textron common stock                             -               (112)
Dividends paid                                             (94)                (83)
    Net cash provided (used) by financing activities        685                (56)
Net increase in cash                                         45                 114
Cash at beginning of period                                  87                  47
Cash at end of period                                    $  132              $  161

See notes to condensed consolidated financial statements.
                                  TEXTRON INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:   Basis of presentation

          The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended January 3, 1998. The financial statements reflect all adjustments (consisting only of normal recurring adjustments)
          which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at July 4, 1998, and its consolidated results of operations for each of the respective three and six month periods ended July 4, 1998 and June 28, 1997 and consolidated cash flows for each of the six month periods ended July 4, 1998 and June 28, 1997. The results of operations for the six months ended July 4, 1998 are not necessarily indicative of results for the full year. Business segment data has been reclassified to reflect the transfer of Lycoming from the Aircraft segment to the Industrial segment.

Note 2:   Earnings per Share

          In 1997, Textron adopted FAS 128 "Earnings Per Share." FAS 128 requires companies to present basic and diluted earnings per share amounts. The dilutive effect of convertible preferred stock and stock options was 4,352,000 and 4,551,000 shares for the six month periods ending July 4, 1998 and June 28, 1997, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 3:   Inventories

                                                       July 4,      January 3,
                                                        1998           1998
                                                           (In millions)
          Finished goods                              $  475          $  454
          Work in process                                855             675
          Raw materials                                  425             366
                                                       1,755           1,495
          Less progress payments and customer            153             146
          deposits
                                                      $1,602          $1,349


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

          During the first six months of 1998 and
          1997, comprehensive income amounted to $276 million and $228 million, respectively.

Note 7:   New Accounting Pronouncements

          In June 1997, the Financial Accounting Standards Board issued FAS 131 "Disclosures about Segments of an Enterprise and Related Information." FAS 131 requires public companies to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements of fiscal years beginning after December 15, 1997. Textron is evaluating the impact of this statement on future reporting.

          In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that companies capitalize certain internal-use software once certain criteria are met. This statement is effective for financial statements of fiscal years beginning after December 15, 1998. Textron is evaluating the impact of this statement on future reporting.

          In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 will require all costs of start-up activities, including organization costs, to be expensed as incurred. This statement is effective for financial statements of fiscal years beginning after December 15, 1998. SOP 98-5 will not have a material effect on Textron's net income and financial condition.

          In June 1998, the Financial Accounting Standards Board issued FAS 133 "Accounting for Derivative Instruments and Hedging Activities." FAS 133 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. Textron is evaluating the impact of this statement on future reporting.


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

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 8:   Financial information by borrowing group (continued)

PARENT GROUP
(unaudited) (In millions)
                                                            Three Months Ended                 Six Months Ended
                                                          July 4,         June 28,         July 4,         June 28,
Condensed Statement of Income                               1998            1997             1998            1997
Sales                                                   $2,393          $2,117           $4,560          $4,138
Costs and expenses
Cost of sales                                            1,947           1,730            3,712           3,386
Selling and administrative                                 234             211              455             417
Gain on sale of division                                  (97)               -             (97)               -
Special charges                                             87               -               87               -
Interest                                                    40              30               76              69
  Total costs and expenses                               2,211           1,971            4,233           3,872
                                                           182             146              327             266
Pretax income on Finance Group                             104             101              198             197
Income before income taxes and
  distributions on preferred
  securities of subsidiary trust                           286             247              525             463
Income taxes                                             (115)            (95)            (206)           (180)
Distributions on preferred securities
  of subsidiary trust, net of income
  taxes                                                    (7)             (7)             (13)            (13)
Net income                                              $  164          $  145           $  306          $  270

                                                           July 4,           January 3,
Condensed Balance Sheet                                      1998               1998
Assets
Cash                                                    $   77             $   30
Receivables - net                                        1,077                920
Inventories                                              1,602              1,349
Investments in Finance Group                             1,617              1,620
Property, plant and equipment - net                      1,917              1,761
Goodwill                                                 1,807              1,567
Other assets (including net prepaid income taxes)        1,595              1,311
  Total assets                                          $9,692             $8,558
Liabilities and shareholders' equity
Accounts payable and accrued liabilities (including
income                                                  $3,874             $3,626
  taxes)
Debt                                                     1,873              1,221
Textron - obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  Textron junior subordinated debt securities              483                483
Shareholders' equity                                     3,462              3,228
  Total liabilities and shareholders' equity            $9,692             $8,558

Item 1.  FINANCIAL STATEMENTS (Continued)
Note 8:  Financial information by borrowing group (continued)

PARENT GROUP
(unaudited) (In millions)
                                                                 Six Months Ended
                                                           July 4,            June 28,
Condensed Statement of Cash Flows                            1998               1997
Cash flows from operating activities:
Net income                                               $ 306                 $    270
Adjustments to reconcile net income to cash provided
  by operating activities:
     Earnings of Finance Group (greater than) less
      than distributions to Parent Group                    13                      (40)
     Depreciation                                          132                      116
     Amortization                                           30                      28
     Gain on sale of division                             (97)                      -
     Special charges                                        87                      -
     Changes in assets and liabilities excluding
      those related to acquisitions and divestitures:
        Increase in receivables                          (113)                      (61)
        Increase in inventories                          (198)                      (171)
        Increase in other assets                         (188)                      (52)
        Increase in accounts payable and accrued           109                      22
         liabilities
     Other - net                                             2                      12
        Net cash provided by operating activities           83                      124
Cash flows from investing activities:
Capital expenditures                                     (191)                      (140)
Cash used in acquisitions                                (424)                      (324)
Cash received from disposition of businesses               160                      571
Proceeds from disposition of investments                     -                      245
Other investing activities - net                            22                      16
        Net cash provided (used) by investing
          activities                                     (433)                      368
Cash flows from financing activities:
Increase (decrease) in short-term debt                     548                      (461)
Proceeds from issuance of long-term debt                   107                      277
Principal payments on long-term debt                     (180)                      (58)
Proceeds from exercise of stock options                     39                      27
Purchases of Textron common stock                            -                      (112)
Dividends paid                                            (94)                      (83)
Contributions paid to Finance Group                       (23)                      -
        Net cash provided (used) by financing
          activities                                       397                      (410)
Net increase in cash                                        47                      82
Cash at beginning of period                                 30                      24
Cash at end of period                                    $  77                 $    106

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 8:   Financial information by borrowing group (continued)

FINANCE GROUP
(unaudited) (In millions)

                                                            Three Months Ended                 Six Months Ended
                                                          June 30,        June 30,         June 30,        June 30,
Condensed Statement of Income                               1998            1997             1998            1997
Revenues                                                $  560          $  550          $1,111           $1,080
Costs and expenses
Selling and administrative                                 175             169             343              325
Interest                                                   151             150             304              294
Provision for losses on collection of
  finance receivables                                       64              63             127              127
Other                                                       66              67             139              137
    Total costs and expenses                               456             449             913              883
Income before income taxes                                 104             101             198              197
Income taxes                                              (40)            (39)            (76)             (76)
Net income                                              $   64          $   62          $  122           $  121


                                                           June 30,         December 31,
Condensed Balance Sheet                                      1998               1997
Assets
Cash                                                    $    55            $    57
Investments                                                 883                844
Finance receivables - net                                10,456             10,226
Other                                                       803                783
    Total assets                                        $12,197            $11,910
Liabilities and equity
Accounts payable and accrued liabilities (including
income (taxes)                                          $ 1,048            $ 1,015
Debt                                                      9,532              9,275
Equity                                                    1,617              1,620
    Total liabilities and equity                        $12,197            $11,910

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                     Revenues and Income by Business Segment
                                  (In millions)

                                                             Three Months Ended                Six Months Ended
                                                          July 4,         June 28,         July 4,         June 28,
                                                            1998            1997             1998            1997
REVENUES
  Aircraft                                               $ 858           $ 755          $1,514           $1,434
  Automotive                                               583             523          1,201             1,080
  Industrial                                               952             839          1,845             1,624
  Finance                                                  560             550          1,111             1,080
Total revenues                                           $2,953          $2,667         $5,671           $5,218
INCOME
  Aircraft                                               $  91           $  79          $ 152            $  139
  Automotive                                                43              33             99                83
  Industrial                                               108              94            203               176
  Finance                                                  104             101            198               197
                                                           346             307            652               595
Gain on sale of division*                                   97               -             97                 -
Special charges*                                          (87)               -           (87)                 -
Segment income                                             356             307            662               595
Corporate expenses and other - net                        (30)            (30)           (61)              (63)
Interest expense - net                                    (40)            (30)           (76)              (69)
Income before income taxes
  and distributions on
  preferred securities of
  subsidiary trust                                       $ 286           $ 247          $ 525            $  463

*Special charges include restructuring charges of $10 million for the Aircraft segment, $25 million for the Automotive segment and $52 million for the Industrial segment. The gain on sale of division relates to the Industrial segment.




Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and the Parent Group detailing the changes in cash balances are on pages 4 and 9, respectively. The Parent Group's operating cash flow includes dividends received from the Finance Group of $135 million and $81 million during the first six months of 1998 and 1997, respectively.

The Parent Group's debt to total capital ratio was 32% at July 4, 1998, up from 25% at year end. The Parent Group has credit facilities outstanding at July 4, 1998 aggregating $2.0 billion, $895 million of which was not used or reserved as support for outstanding commercial paper or bank borrowings. At June 30, 1998, the Finance Group had credit facilities outstanding of approximately $5.4 billion, $88 million of which was available at quarter end. The Parent Group and the Finance Group had $311 million and $607 million, respectively, available at quarter end under their shelf registration statement with the Securities and Exchange Commission and, for the Finance Group, the Canadian Provincial Security Exchanges. During the six months ended June 30, 1998, the Finance Group issued $719 million of unsecured debt securities, including $406 million under its shelf registration statements. In the first six months of 1998, the Finance
Group increased its medium-term note facility by $750 million and issued $300 million medium-term notes under this facility. The Finance Group had $542 million available under the facility at June 30, 1998.

In the first quarter, Textron acquired the capital stock of Ransomes PLC, a UK-based manufacturer of commercial turf-care machinery, and Sukosim, a German fastener manufacturer. The cost of these acquisitions was approximately $290 million (including notes issued for approximately $80 million), plus the assumption of debt. In the second quarter, Textron acquired Peiner, a German-based fastener company, and Ring Screw Works, a Michigan-based supplier of specialty threaded fasteners to the automotive industry. The cost of these acquisitions was approximately $200 million, plus the assumption of debt.

In the first six months of 1998, the Finance Group had $267 million of interest rate exchange agreements expire and $198 million of interest rate exchange agreements go into effect. The new agreements, which have a weighted average original term of 2.9 years and expire through 2002, had the effect of fixing the rate of interest at approximately 6.5% on $198 million of variable rate borrowings at June 30, 1998. Also, during the first six months, the Parent Group terminated $275 million of fixed-pay interest rate exchange agreements.

In the second quarter of 1998, Textron announced that it is reviewing its strategic alternatives for its consumer finance subsidiary, Avco Financial Services (AFS). This review will include evaluation of a sale, spin-off, or other disposition of AFS, and is targeted for completion in the third quarter of 1998.

Management believes that the Parent Group will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations -- including dividends received from Textron's Finance Group -- will continue to be more than sufficient to meet its operating needs and to finance growth.

Results of Operations - Three months ended July 4, 1998 vs Three months ended June 28, 1997

Diluted earnings per share in the second quarter 1998 were $0.98 per share, up 14% from the 1997 amount of $0.86. Net income in 1998 of $164 million was up 13% from $145 million for 1997. Revenues increased 11% to $3.0 billion in 1998 from $2.7 billion in 1997. During the second quarter, Textron recorded a gain on sale of a division and special charges. On an after-tax basis, the net of these two transactions had no impact on earnings per share.

Gain On Sale of Division -Fuel Systems Textron was sold to Woodward Governor Company for $160 million in cash on June 15, 1998, at a pretax gain of $97 million ($54 million after-tax, or $0.32 per diluted share).

Special Charges - To enhance the competitiveness and profitability of its core businesses, Textron recorded a pretax charge of $87 million in the second quarter ($54 million after-tax or $0.32 per diluted share). This charge was recorded to cover asset impairments ($28 million), severance costs ($40 million), and other exit-related costs ($9 million) associated with its decision to exit several small, non-strategic product lines in Automotive and the former Systems and Components divisions which did not meet Textron's return criteria, and to realign certain operations in the Industrial segment. The pretax charges recorded in the Automotive and Industrial segments were $25 million and $52 million, respectively, and also included the cost of a litigation settlement of $10 million in the Aircraft segment.

The Aircraft segment's revenues increased $103 million (14%) and income before special charges increased $12 million (15%). Cessna's revenues and income increased as a result of higher sales of business jets, single engine aircraft and Caravans. Bell's revenues increased due to higher commercial helicopter and spares sales ($62 million) as well as increased revenues on the V-22 program and other U.S. Government programs, primarily the Huey and Cobra upgrade contract ($44 million). These higher revenues were partially offset by the completion in 1997 of the three-year contract for model 412 helicopters with the Canadian Forces ($44 million) and lower foreign military sales ($31 million). Bell's income, however, decreased due to a change in product mix, primarily resulting in lower margins on U.S. Government contracts.

The Automotive segment's revenues increased $60 million (11%), while income before special charges increased $10 million (30%). The revenue increase was due to higher volume at Kautex associated with capacity expansion in North
America and higher sales in the Trim operations, due primarily to increased Chrysler production, which was depressed in 1997 by a strike at Chrysler. These revenue increases were partially offset by the impact of a strike at General Motors in 1998. Income increased due to the higher sales and improved performance at Trim.

The Industrial segment's revenues increased $113 million (14%) and income before special charges increased $14 million (15%). These increases reflected the contribution from acquisitions, principally Ransomes PLC, Sukosim, and Ring Screw Works, and internal growth combined with ongoing margin improvement. Internal growth was driven by continued strength in the fluid & power systems and industrial components businesses. These benefits were partially offset by the fourth quarter 1997 divestiture of Speidel, the impact of a one-month strike at Textron's Jacobsen plant and a strike at General Motors in 1998.

The Finance segment's revenues increased $10 million (2%), while income increased $3 million (3%). AFS' revenues and income increased $9 million, and $3 million, respectively. Revenues in its finance and related insurance business increased $9 million, due to a gain of $10 million on the sale of its centralized real estate receivable portfolio, an increase in average finance receivables, primarily in its commercial finance operations. The benefit of these revenue increases was partially offset by a decrease in yields on finance receivables, reflecting decreases in yields on both consumer and commercial finance receivables and the impact of an increase in lower-yielding commercial receivables. Income increased $6 million, due primarily to the benefit of the higher revenues, a decrease in the ratio of insurance losses to earned premiums, and an improvement in the ratio of net credit losses to average finance receivables for both the consumer and commercial finance portfolios.

In AFS' nonrelated insurance business, revenues approximated last year's level while income decreased $3 million, due to an increase in underwriting expenses, primarily insurance losses.

TFC's revenues increased $1 million, due to higher yields on receivables and an increase in other income, partially offset by a lower level of average receivables, due primarily to the securitization of $401 million of Textron-related receivables in the third quarter of 1997. The increase in other income was due primarily to portfolio servicing income. Its income equaled last year's level, as the benefit of the higher revenues and a lower provision for losses was offset by growth in businesses with higher operating expense ratios.

Interest expense-net for the Parent Group increased $10 million, due to higher average debt, resulting from the incremental debt associated with acquisitions. Income taxes - the current quarter's effective income tax rate of 40.2% was higher than the corresponding prior year rate of 38.5%, due primarily to the nontax deductibility of goodwill related to the divestiture of Fuel Systems Textron.

Results of Operations - Six months ended July 4, 1998 vs Six months ended June 28, 1997

Diluted earnings per share in the first half of 1998 were $1.83 per share, up 15% from the 1997 amount of $1.59. Net income in 1998 of $306 million was up 13% from $270 million for 1997. Revenues increased 9% to $5.7 billion in 1998 from $5.2 billion in 1997.

The Aircraft segment's revenues increased $80 million (6%) and income before special charges increased $13 million (9%). Cessna's revenues and income increased as a result of higher sales of business jets and single engine aircraft. Bell's revenues and income decreased, due primarily to the completion in 1997 of the Canadian Forces contract ($99 million). The benefit of higher commercial helicopter and spares sales ($33 million) and increased revenues on the V-22 program and Huey and Cobra upgrade contracts ($54 million) was offset by lower revenues ($26 million) and margins on other U.S. government contracts and lower foreign military sales ($35 million). In addition, the impact of a favorable profit adjustment on the V-22 EMD contract in 1997 was offset by a lower level of product development expense in 1998.

The Automotive segment's revenues increased $121 million (11%), while income before special charges increased $16 million (19%). The revenue increase was due to higher volume at Kautex associated with capacity expansion in North
America and higher sales in the Trim operations, due primarily to increased Chrysler production, which was depressed in 1997 by a strike at Chrysler. These revenue increases were partially offset by the impact of a strike at General Motors in 1998. Income increased due to the higher sales and improved performance at Trim.

The Industrial segment's revenues increased $221 million (14%) and income before special charges increased $27 million (15%). These increases reflected the contribution from acquisitions, principally Ransomes PLC, Sukosim, and Ring Screw Works, and internal growth combined with ongoing margin improvement. Internal growth was driven by continued strength in the fastening systems, fluid & power systems and industrial components businesses. These benefits were partially offset by the fourth quarter 1997 divestiture of Speidel, the impact of a one-month strike at Textron's Jacobsen plant and a strike at General Motors in 1998.

The Finance segment's revenues increased $31 million (3%), while income increased $1 million. AFS' revenues increased $27 million, while income equaled last year's level. Revenues in its finance and related insurance business increased $19 million, due to an increase in average finance receivables ($7.646 billion in the first half 1998 vs $7.322 billion in the first half 1997), primarily in its commercial finance operations, a gain of $10 million on the sale of its centralized real estate receivable portfolio, and higher gains from the sale of certain underperforming branches ($8 million in the first half 1998 vs $3 million in the first half 1997). The benefit of these revenue increases was partially offset by a decrease in yields on finance receivables (17.33% in the first half 1998 vs 17.99% in the first half 1997), reflecting decreases in yields on both consumer and commercial finance receivables and the impact of an increase in lower-yielding commercial receivables. Income equaled last year's level, as the benefit of the higher revenues and an improvement in the ratio of net credit losses to average finance receivables (2.78% in the first half 1998 vs 2.98% in the first half 1997) was offset by the lower yields on finance receivables. The decrease in the net credit losses to average finance receivables was primarily attributable to the increase in commercial receivables, which have a lower loss ratio.

In AFS' nonrelated insurance business, revenues increased $8 million due primarily to higher premiums earned and an increase in investment income. Income equaled last year's level, as the benefit of the higher revenues was offset by an increase in underwriting expenses, primarily insurance losses.

TFC's revenues increased $4 million, due to an increase in other income, and higher yields on receivables (10.13% in the first half 1998 vs 9.94% in the first half 1997), partially offset by a lower level of average receivables
($3.129  billion  in the first half 1998 vs $3.173 billion  in  the  first  half
1997), due primarily to the securitization of $401 million of Textron-related receivables in the third quarter of 1997. The increase in other income is due primarily to higher prepayment income, portfolio servicing income, and residual income. Its income increased $1 million as the benefit of the higher revenues and a lower provision for losses was offset by growth in businesses with higher operating expense ratios.

Corporate expenses and other -net decreased $2 million due primarily to 1997 litigation costs related to a divested operation. Interest expense-net for the Parent Group increased $7 million, due to higher average debt, resulting from the incremental debt associated with acquisitions, partially offset by the payment of debt with proceeds in 1997 from the divestiture of Paul Revere. Income taxes - the effective income tax rate of 39.2% for the first half of 1998 was higher than the corresponding prior year rate of 38.9%, due primarily to the nontax deductibility of goodwill related to the divestiture of Fuel Systems Textron.



                        *     *     *      *     *     *

FORWARD-LOOKING INFORMATION: CERTAIN STATEMENTS IN THIS REPORT, AND OTHER ORAL AND WRITTEN STATEMENTS MADE BY TEXTRON FROM TIME TO TIME, ARE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE THAT DISCUSS STRATEGIES, GOALS, OUTLOOK OR OTHER NON-HISTORICAL MATTERS; OR PROJECT REVENUES, INCOME, RETURNS OR OTHER
FINANCIAL MEASURES.    THESE  FORWARD-LOOKING  STATEMENTS  ARE  SUBJECT   TO
RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE STATEMENTS, INCLUDING THE FOLLOWING:
(I) CONTINUED MARKET DEMAND FOR THE TYPES OF PRODUCTS AND SERVICES PRODUCED AND SOLD BY TEXTRON, (II) CHANGES IN WORLDWIDE ECONOMIC AND POLITICAL
CONDITIONS AND ASSOCIATED IMPACT ON INTEREST  AND  FOREIGN  EXCHANGE RATES,
(III) THE LEVEL  OF  SALES  BY  ORIGINAL EQUIPMENT MANUFACTURERS OF VEHICLES
FOR WHICH TEXTRON SUPPLIES PARTS, (IV) THE SUCCESSFUL INTEGRATION OF COMPANIES ACQUIRED BY TEXTRON, AND (V) CHANGES IN CONSUMER DEBT LEVELS.





Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's most recent annual report filed on Form 10-K (Management's Discussion and Analysis on pages 25 through 32 of Textron's Annual Report to shareholders, incorporated by reference to the Form 10-K). There has been no material change in this information.

                          PART II.   OTHER INFORMATION



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At Textron's annual meeting of shareholders held on April 22, 1998, the following items were voted upon:

        1. The following persons were elected to serve as directors in Class II for three year terms expiring in 2001 and received the votes listed.

                     Name                 For              Withheld

            Paul E. Gagne          135,497,850             1,979,923
            James F. Hardymon      135,506,165             1,971,608
            Dana G. Mead           135,539,871             1,937,902
            Thomas B. Wheeler      134,609,274             2,868,499

            The following directors have terms of office which continued after the meeting: H. Jesse Arnelle, Teresa Beck, Lewis B. Campbell, R. Stuart Dickson, John D. Macomber, Brian H. Rowe, Sam F. Segnar, Jean Head Sisco, John W. Snow, and Martin D. Walker.

        2. The appointment of Ernst & Young LLP as Textron's independent auditors for 1998 was ratified by the following vote:

                For        Against      Abstain       Broker Non-Votes

            136,306,523    631,326      539,924              0

        3. A shareholder proposal requesting that the Board of Directors provide a report on Textron's foreign military sales was rejected by the following vote:

                For        Against      Abstain       Broker Non-Votes

             6,275,041   115,128,060   3,490,317         12,584,355

        4. A shareholder proposal regarding executive compensation was rejected by the following vote:

                For        Against      Abstain       Broker Non-Votes

             12,263,414   110,271,249    2,343,275         12,599,835


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

             27 Financial Data Schedule (filed electronically only)

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the second quarter ended July 4, 1998


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TEXTRON INC.

Date:  August 10, 1998              s/R. L. Yates
                                    R. L. Yates
                                    Vice President and
                                    Controller
                                    (principal accounting
                                    officer)

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