Form 10-Q
period 1998-10-03
TEXTRON INC
filed 1998-11-12
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                 _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934
    For the fiscal quarter ended October 3, 1998
    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES AND  EXCHANGE ACT OF 1934

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


                                                  Yes  X   No



        Common stock outstanding at October 31, 1998 - 158,438,000 shares


                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                  TEXTRON INC.
             Condensed Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)
                                                            Three Months Ended                Nine Months Ended
                                                         October 3,    September 27,      October 3,    September 27,
                                                            1998            1997             1998            1997
Revenues
Manufacturing sales                                     $ 2,253        $ 1,950           $ 6,813         $ 6,088
Finance revenues                                             99             92               275             264
    Total revenues                                        2,352          2,042             7,088           6,352
Costs and expenses
Cost of sales                                             1,833          1,589             5,545           4,975
Selling and administrative                                  249            221               742             670
Gain on sale of division                                      -              -              (97)               -
Special charges                                               -              -                87               -
Interest                                                     80             72               232             218
Provision for losses on collection of
  finance receivables                                         6              5                16              17
    Total costs and expenses                              2,168          1,887             6,525           5,880
Income from continuing operations
  before income taxes and
  distributions on preferred securities
  of subsidiary trust                                       184            155               563             472
Income taxes                                               (70)           (58)             (221)           (182)
Distributions on preferred securities of
  subsidiary trust, net of income taxes                     (6)            (6)              (19)            (19)
Income from continuing operations                           108             91                   323         271
Income from discontinued operation,
  net of income taxes                                        34             47                   125         137
Net income                                              $   142         $  138           $   448         $   408
Earning per share:
Basic:
  Income from continuing operations                     $    .67        $   .55          $   1.99        $   1.64
  Income from discontinued operations                        .20            .28               .76            0.82
Net income                                              $    .87        $   .83          $   2.75        $   2.46
Diluted:
  Income from continuing operations                     $    .65        $   .54          $   1.94        $   1.60
  Income from discontinued operations                        .20            .27               .74             .80
Net income                                              $    .85        $   .81          $   2.68        $   2.40
Average shares outstanding:
  Basic                                                162,156,000     164,912,000      162,718,000     165,286,000
  Diluted                                              166,116,000     169,675,000      166,927,000     169,909,000
Dividends per share:
  $2.08 Preferred stock, Series A                        $   .52         $  .52          $   1.56         $ 1.56
  $1.40 Preferred stock, Series B                        $   .35         $  .35          $   1.05         $ 1.05
  Common stock                                           $   .285        $  .25          $    .855        $  .75

See notes to condensed  consolidated financial statements.
Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Condensed Consolidated Balance Sheet (unaudited)
                              (Dollars in millions)
                                                            October 3,      January 3,
                                                             1998              1998
Assets
Parent Group:
Cash                                                    $     57           $    30
Commercial and U.S. government receivables                 1,102                920
Inventories                                                1,650              1,349
Investment in discontinued operation                       1,193              1,214
Other current assets                                         300                185
  Total Parent Group current assets                        4,302              3,698
Property, plant, and equipment, less accumulated
  depreciation of $1,829 and $1,676                        1,994              1,761
Goodwill, less accumulated amortization of $371 and
  $329                                                     1,847              1,567
Other                                                      1,265              1,126
 Total Parent Group assets                                 9,408              8,152
Finance Group:
Cash                                                           3                 13
Finance receivables - net                                  3,011              2,993
Other assets                                                 212                172
 Total Finance Group assets                                3,226              3,178
 Total Company assets                                   $ 12,634           $ 11,330
Liabilities and shareholders' equity
Liabilities
Parent Group:
Current portion of long-term debt and short-term debt   $  1,232           $    476
Accounts payable                                             837                812
Accrued liabilities                                        1,070                853
 Total Parent Group current liabilities                    3,139              2,141
Accrued postretirement benefits other than pensions          769                766
Other liabilities                                          1,283              1,195
Long-term debt                                               876                745
  Total Parent Group liabilities                           6,067              4,847
Finance Group:
Other liabilities                                            183                 88
Deferred income taxes                                        313                319
Debt                                                       2,301              2,365
  Total Finance Group liabilities                          2,797              2,772
  Total Company liabilities                                8,864              7,619
Textron - obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Textron junior subordinated debt securities         483                483
Shareholders' equity
Capital stock:
  Preferred stock                                             13                 13
  Common stock                                                24                 24
Capital surplus                                              888                830
Retained earnings                                          3,671              3,362
Accumulated other comprehensive income                      (89)               (62)
                                                           4,507              4,167
  Less cost of treasury shares                             1,220                939
  Total shareholders' equity                               3,287              3,228
  Total liabilities and shareholders' equity            $ 12,634        $    11,330

Common shares outstanding                               159,769,000     162,343,000

See notes to condensed consolidated financial statements.
Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                  (In millions)
                                                                Nine Months Ended
                                                          October 3,     September 27,
                                                             1998             1997
Cash flows from operating activities:
Income from continuing operations                        $  323              $  271
Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
    Depreciation                                            205                 176
    Amortization                                             56                  47
    Provision for losses on receivables                      17                  19
    Special charges                                          87                   -
    Gain on sale of business                               (97)                   -
    Dividends received from discontinued operation          140                  75
    Changes in assets and liabilities excluding those
      related to acquisitions and divestitures:
       Increase in commercial and U.S. government
          receivables                                     (131)                (60)
       Increase in inventories                            (224)               (187)
       Increase in other assets                           (143)               (136)
       Decrease in accounts payable                        (12)                (21)
       Increase in accrued liabilities                      224                  52
  Other - net                                              (15)                   4
  Net cash provided by operating activities                 430                 240
Cash flows from investing activities:
Proceeds from disposition of investments                      -                 251
Finance receivables:
  Originated or purchased                                (2,899)             (1,928)
  Repaid or sold                                          2,613               1,753
 Proceeds from sale of securitized assets                   260                 373
Cash used in acquisitions                                 (458)               (355)
Cash received from dispositions                             160                 549
Capital expenditures                                      (302)               (227)
Other investing activities - net                             17                  30
    Net cash provided (used) by investing activities      (609)                 446
Cash flows from financing activities:
Parent Group:
 Increase (decrease) in short-term debt                     745               (128)
 Proceeds from issuance of long-term debt                     7                  16
 Principal payments on long-term debt                     (100)                (91)
Finance Group:
 Decrease in short-term debt                              (112)               (134)
 Proceeds from issuance of long-term debt                   361                  50
 Principal payments on long-term debt                     (330)               (145)
Proceeds from exercise of stock options                      44                  32
Purchases of Textron common stock                         (281)               (130)
Dividends paid                                            (138)               (124)
    Net cash provided (used) by financing activities        196               (654)
Net increase in cash                                         17                  32
Cash at beginning of period                                  43                  31
Cash at end of period                                    $   60              $   63

See notes to condensed consolidated financial statements.
                                  TEXTRON INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)


Note 1:   Basis of presentation

          The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K and the restated financial statements included on Form 8-K dated October 6, 1998 for the year ended January 3, 1998. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at October 3, 1998, and its consolidated results of operations for each of the respective three and nine month periods ended October 3, 1998 and September 27, 1997 and consolidated cash flows for each of the nine month periods ended October 3, 1998 and September 27, 1997. The results of operations for the nine months ended October 3, 1998 are not necessarily indicative of results for the full year. Business segment data has been reclassified to reflect the transfer of Lycoming from the Aircraft segment to the Industrial segment.

Note 2:   Discontinued Operation

          On August 11, 1998, Textron announced that it had reached an agreement to sell Avco Financial Services (AFS) to Associates First Capital Corporation for $3.9 billion in cash. This transaction is subject to regulatory approvals and it is expected to close by the end of 1998 or early 1999. AFS has been presented herein as a discontinued operation.

          Summarized operating results of AFS are represented below:

                                       Three months ended              Nine months ended
                                    October 3,  September 27,       October 3,     September 27,
                                      1998           1997             1998            1997
                                                      (In millions)
          Revenues                 $ 461        $ 463                  $1,391          $1,366
          Cost and expenses          407          388                   1,190           1,145
          Income before income
            taxes                     54           75                     201             221
          Income taxes              (20)         (28)                    (76)            (84)
          Net income               $  34        $  47                   $ 125           $ 137

          Presented below is a summary of AFS' financial position at October 3, 1998 and January 3, 1998:

                                                   October 3,     January 3,
                                                      1998         1998
                                                       (In millions)
          Assets:
           Investments                            $ 933            $ 844
           Finance receivables - net              7,438            7,234
           Other                                    657              654
           Total assets                           $9,028           $8,732
          Liabilities:
           Accounts payable                       $ 100            $ 123
           Accrued liabilities, including
              income taxes                          388              485
           Debt                                   7,347            6,910
           Total equity                           1,193            1,214
           Total liabilities and equity           $9,028           $8,732

Note 3:   Earnings per Share

          In 1997, Textron adopted FAS 128 "Earnings Per Share." FAS 128 requires companies to present basic and diluted earnings per share amounts. The dilutive effect of convertible preferred stock and stock options was 4,209,000 and 4,623,000 shares for the nine month periods ending October 3, 1998 and September 27, 1997, respectively. Income available to common shareholders used to calculate basic and diluted earnings per share approximated net income for both periods.

Note 4:   Inventories

                                                 October 3,     January 3,
                                                   1998          1998
                                                    (In millions)
          Finished goods                         $ 479         $  454
          Work in process                          904            675
          Raw materials                            442            366
                                                 1,825          1,495
          Less progress payments and customer
            deposits                               175            146
                                                 $1,650        $1,349

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

Note 7:   Comprehensive Income

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

          During the first nine months of 1998 and 1997, total comprehensive income amounted to $421 million and $345 million, respectively. For the three month period ending October 3, 1998 and September 27, 1997 total comprehensive income amounted to $145 million and $117 million, respectively.

Note 8:   New Accounting Pronouncements

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

          Textron is evaluating the potential impact of these pronouncements on future reporting.

Note 9:   Financial information by borrowing group

          Textron consists of two borrowing groups - the Textron Parent Company Borrowing Group (Parent Group) and Textron's commercial finance subsidiary (Finance Group). The Parent Group consists of all entities of Textron (primarily manufacturing) other than its wholly-owned commercial finance subsidiary. The Finance Group consists of Textron Financial Corporation (TFC). Summarized financial information (Statement of Income and Statement of Cash Flows) for the Parent Group reflects the Finance Group on a one-line basis under the equity method of accounting.

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 9:   Financial information by borrowing group (continued)

PARENT GROUP
(unaudited) (In millions)
                                                            Three Months Ended                Nine Months Ended
                                                         October 3,    September 27,      October 3,    September 27,
Condensed Statement of Income                               1998            1997             1998            1997
Sales                                                   $2,253          $1,950           $6,813          $6,088
Costs and expenses
Cost of sales                                            1,833           1,589            5,545           4,975
Selling and administrative                                 229             203              684             620
Gain on sale of division                                     -               -             (97)               -
Special charges                                              -               -               87               -
Interest                                                    40              32              116             101
  Total costs and expenses                               2,102           1,824            6,335           5,696
                                                           151             126              478             392
Pretax income on Finance Group                              33              29               85              80
Income from continuing operations
  before income taxes and
  distributions on preferred
  securities of subsidiary trust                           184             155              563             472
Income taxes                                              (70)            (58)            (221)           (182)
Distributions on preferred securities
  of subsidiary trust, net of income
  taxes                                                    (6)             (6)             (19)            (19)
Income from continuing operations                          108              91              323             271
Income from discontinued operation
  net of income taxes                                       34              47              125             137
Net income                                              $  142          $  138           $  448          $  408

Item 1.  FINANCIAL STATEMENTS (Continued)
Note 9:  Financial information by borrowing group (continued)

PARENT GROUP
(unaudited) (In millions)
                                                                 Nine Months Ended
                                                          October 3,       September 27,
Condensed Statement of Cash Flows                            1998               1997
Cash flows from operating activities:
Income from continuing operations                        $ 323              $  271
Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
     Earnings of Finance Group greater than
      distributions to Parent Group                          -                  15
     Depreciation                                          203                 174
     Amortization                                           51                  41
     Gain on sale of division                             (97)                   -
     Special charges                                        87                   -
     Dividends received from discontinued operation        140                  75
     Changes in assets and liabilities excluding
      those related to acquisitions and
      divestitures:
        Increase in receivables                          (131)                (60)
        Increase in inventories                          (224)               (187)
        Increase in other assets                         (172)               (138)
        Increase in accounts payable and accrued
          liabilities                                      143                  21
     Other - net                                           (1)                   7
        Net cash provided by operating activities          322                 219
Cash flows from investing activities:
Capital expenditures                                     (293)               (222)
Cash used in acquisitions                                (443)               (355)
Cash received from disposition of businesses               160                 549
Proceeds from disposition of investments                     -                 251
Other investing activities - net                            27                  20
        Net cash provided (used) by investing activities (549)                 243
Cash flows from financing activities:
Increase (decrease) in short-term debt                     745               (128)
Proceeds from issuance of long-term debt                     7                  16
Principal payments on long-term debt                     (100)                (91)
Proceeds from exercise of stock options                     44                  32
Purchases of Textron common stock                        (281)               (130)
Dividends paid                                           (138)               (124)
Contributions paid to Finance Group                       (23)                   -
        Net cash provided (used) by financing              254               (425)
activities
Net increase in cash                                        27                  37
Cash at beginning of period                                 30                  24
Cash at end of period                                    $  57              $   61

Item 1.   FINANCIAL STATEMENTS (Continued)
Note 9:   Financial information by borrowing group (continued)

FINANCE GROUP
(unaudited) (In millions)

                                                            Three Months Ended                Nine Months Ended
                                                       September 30,   September 30,    September 30,   September 30,
Condensed Statement of Income                               1998            1997             1998            1997
Revenues                                                $   99          $   92          $  275           $  264
Costs and expenses
Selling and administrative                                  20              18              58               50
Interest                                                    40              40             116              117
Provision for losses on collection of
  finance receivables                                        6               5              16               17
    Total costs and expenses                                66              63             190              184
Income before income taxes                                  33              29              85               80
Income taxes                                              (13)            (10)            (33)             (30)
Net income                                              $   20          $   19          $   52           $   50

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                     Revenues and Income by Business Segment
                                  (In millions)

                                                            Three Months Ended                Nine Months Ended
                                                         October 3,    September 27,      October 3,    September 27,
                                                            1998            1997             1998            1997
REVENUES
  Aircraft                                               $ 826           $ 725          $2,340           $2,159
  Automotive                                               534             464          1,735             1,544
  Industrial                                               893             761          2,738             2,385
  Finance                                                   99              92            275               264
Total revenues                                           $2,352          $2,042         $7,088           $6,352
INCOME
  Aircraft                                               $  91           $  79          $ 243            $  218
  Automotive                                                29              28            128               111
  Industrial                                               103              87            306               263
  Finance                                                   33              29             85                80
                                                           256             223            762               672
Gain on sale of division*                                    -               -             97                 -
Special charges*                                             -               -           (87)                 -
Segment income                                             256             223            772               672
Corporate expenses and other - net                        (32)            (36)           (93)              (99)
Interest expense - net                                    (40)            (32)          (116)             (101)
Income from continuing
  operations before income taxes
  and distributions on preferred
  securities of subsidiary trust                         $ 184           $ 155          $ 563            $  472

*Special charges include restructuring charges of $10 million for the Aircraft segment, $25 million for the Automotive segment and $52 million for the Industrial segment. The gain on sale of division relates to the Industrial segment.


Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and the Parent Group detailing the changes in cash balances are on pages 4 and 10, respectively. The Parent Group's operating cash flow includes dividends received from the Finance Group of $52 million and $65 million during the first nine months of 1998 and 1997, respectively, and dividends received from AFS of $140 million and $75 million, respectively.

The Parent Group's debt to total capital ratio was 36% at October 3, 1998, up from 25% at year end. In the third quarter, the Parent Group entered into credit agreements with six banks for an aggregate of $990 million. The termination date is March 31, 1999. The Parent Group has credit facilities outstanding at October 3, 1998 aggregating $2.8 billion, $1.6 billion of which was not used or reserved as support for outstanding commercial paper or bank borrowings. At September 30, 1998, the Finance Group had credit facilities outstanding of approximately $1.2 billion, $319 million of which was available at quarter end. The Parent Group had $311 million available at quarter end under their shelf registration statement with the Securities and Exchange. In the first nine months of 1998, the Finance Group increased its medium-term note facility by $750 million and issued $300 million medium-term notes under this facility. The Finance Group had $542 million available under the facility at September 30, 1998.

During the first nine months of 1998, Textron's Parent Group acquired six companies:

  - Ransomes PLC - A UK-based manufacturer of commercial turf care machinery;
  - Sukosim - a German-based fastener manufacturer;
  - Peiner - a German-based fastener company;
  - Ring   Screw  Works  -  a  Michigan-based  supplier  of  specialty  threaded fasteners to the automotive industry;
  - Datacom Technologies - a Washington-based manufacturer of cable test instruments, and
  - Midland   Industrial  Plastics  -  a  UK-based  manufacturer  of  automotive interior and exterior trim.

The total cost of these acquisitions was approximately $590 million, including notes issued for approximately $150 million, plus the assumption of debt.

Early in the fourth quarter, Textron completed the acquisition of the entire issued capital stock of David Brown Group PLC for approximately $326 million, plus the assumption of debt. David Brown Group PLC is a UK-based designer and manufacturer of industrial gears and mechanical and hydraulic transmission systems.

In the first nine months of 1998, the Finance Group had $50 million of interest rate exchange agreements expire. Also, during the first nine months, the Parent Group terminated $275 million of fixed-pay interest rate exchange agreements.

On August 11, 1998, Textron announced that its Board of Directors had authorized a new 25 million share repurchase program that supersedes the 8 million shares that remained under its previous authorization. Approximately 4.2 million shares were repurchased in the third quarter.

Management believes that the Parent Group will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations -- including dividends received from Textron's Finance Group -- and expected proceeds from the sale of AFS, will continue to be more than sufficient to meet its operating needs and to finance growth.

Year 2000 Readiness Disclosure

Introduction

Much of the world's computer hardware and software is not designed to process date information after 1999. This is largely because computer programs have historically used only two digits to identify the year in a date, but problems related to processing of date information also may arise because some software assigns special meaning to certain dates. This Year 2000 problem could, if uncorrected, cause computers and other equipment used and manufactured by Textron and Textron's suppliers and customers to fail to operate properly.

Year 2000 Program

In early 1997, Textron began a company-wide program (the "Program") to assess the possible vulnerability of Textron to the Year 2000 problem and to minimize the effect of the problem on Textron's operations. The Program is centrally directed from the Year 2000 Program Office at Textron's corporate headquarters and is executed at each Textron business unit. The Program addresses five "Major Elements" at the corporate headquarters and each business unit:

     - Business Systems: management information systems and personal computer applications, including the computing environments that support them.
     - Factory and Facilities Equipment: equipment that uses a computer to control its operation either for producing an end-product or providing services.
     - End-Products: software products, delivered either alone or as a component of another product, that are supplied to Textron customers.
     - Suppliers: assurance that those who sell goods and services to Textron will not interrupt Textron operations due to the Year 2000 problem.
     - Customers: assurance that those who buy goods and services from Textron will not interrupt Textron operations due to the Year 2000 problem.

For each of the Major Elements, the Program measures five "Readiness Levels":


     Level I)              Management  has  become  aware  of  the   issue.    An
                           inventory  is being taken of the Items that  the  Year
                           2000 problem may affect.

     Level II)             The  inventory of Year 2000 items has been  completed.
                           The  priority of each Item is being assessed.  Actions
                           are  being planned to assure that each Item  is  ready
                           for  the Year 2000.  Resources are being committed  to
                           do the work.

     Level III)            Planning  has been completed.  The prescribed  actions
                           are  being performed, including testing to verify that
                           the  actions  are effective.  Suppliers and  customers
                           are   being  surveyed  and  their  progress  is  being
                           tracked.

     Level IV)             Items critical to operations have been remediated  and
                           have  been  put  in  normal  operation.   Surveys   of
                           critical  suppliers and customers have been completed.
                           Core business systems continue to be tested. Follow-up
                           checking  of  suppliers and customers is  in  process.
                           Contingency  plans  are  being  prepared.   Audits  to
                           verify readiness are being performed.  Remediation  of
                           Items  that  are  important  to  operations,  but  not
                           critical, is being performed.

     Level V)              Systems  critical  to  operations  have  been  tested.
                           Audits  and  associated corrective actions  have  been
                           completed.   Contingency plans  have  been  completed.
                           Follow-up checking of suppliers and customers has been
                           completed. In all material respects, Textron is  ready
                           for Year 2000.

Based on information currently available, Textron estimates that it will substantially reach Readiness Level IV by December 31, 1998, and achieve full Readiness Level IV by June 30, 1999. Textron estimates that it will substantially reach Readiness Level V by June 30, 1999, and achieve full Readiness Level V by September 30, 1999. Textron intends to have independent parties complete an assessment of the implementation of the Program at the corporate headquarters and each business unit by March 31, 1999.

The Readiness Level of the Major Elements Items that have been inventoried as of September 1, 1998, is shown in the following table. Major Element inventories are under continuous review, and additional Items may be identified in the future. For the Major Elements of "Suppliers" and "Customers" the indicated Readiness Level refers to Textron's progress in reviewing the readiness of customers and suppliers, and not to Textron's assessment of their readiness.


Major Element                         Percent of Identified Major Element Items
                                                 at Readiness Level
                                       II          III          IV           V

Business Systems                       4%           27%          33%         36%
Factory and Facilities Equipment       5%           22%          27%         46%
End-Products                           1%           3%           1%          96%
Suppliers                              16%          37%          23%         24%
Customers                              20%          33%          19%         27%

Year 2000 Costs

The total cost of the Year 2000 Program for continuing operations is estimated to be approximately $125 million. Approximately $70 million is for modifications to existing Items and other program expenses and $55 million is for replacement systems which have been or are expected to be capitalized in accordance with Company policy. Through August 31, 1998, total expenditures were $72 million. The estimated future cost to complete the Program is expected to be approximately $53 million including approximately $19 million for replacement systems. Funds for the Program are provided from special project appropriations totaling approximately $24 million and from normal operating and capital budgets. The Year 2000 Program has delayed certain other Textron information management projects. Delay of these projects is not expected to have an adverse impact on Textron.

Risks and Contingency Plans

Year 2000 issues have the potential, if not remediated, to severely disrupt Textron's business operations and to adversely affect Textron's financial condition. The Year 2000 Program is expected to significantly reduce Textron's exposure to these issues, particularly with respect to Textron's Business Systems, Factory & Facilities Equipment, and End-Products. However, it is possible that unanticipated problems may arise in the course of Textron's implementation of the Year 2000 Program. In addition, while monitoring of Year 2000 readiness by Textron's suppliers and customers is a major part of the Year 2000 Program, Textron has very limited ability to ensure Year 2000 readiness by such parties. Textron could also be affected by failure of government agencies, in the U.S. and elsewhere, to maintain governmental services that are essential to Textron's operations. Textron is developing contingency plans to cover situations in which Year 2000 problems arise despite Textron's efforts. Such plans are expected to be substantially ready by June 30, 1999.

Forward-looking statements contained in this report relating to Year 2000 issues, including expectations of readiness, possible effects on Textron and similar matters, are subject to the risks described in this section.

Results of Operations - Three months ended October 3, 1998 vs Three months ended September 27, 1997

Diluted earnings per share from continuing operations in the third quarter 1998 were $0.65 per share, up 20% from the 1997 amount of $0.54. Income from continuing operations in 1998 of $108 million was up 19% from $91 million in 1997. Revenues increased 15% to $2.4 billion in 1998 from $2.0 billion in 1997. Net income was $142 million versus $138 million in 1997.

In August, 1998, Textron announced that it had reached an agreement to sell Avco Financial Services (AFS) to Associates First Capital Corporation for $3.9 billion in cash. This transaction is subject to regulatory approvals and it is expected to close by the end of 1998 or early 1999. Textron has restated its financial statements as presented herein to treat AFS as a discontinued operation. See Note 2 to the condensed consolidated financial statements for additional information.

The Aircraft segment's revenues and income increased $101 million (14%) and $12 million (15%), respectively, due to higher results at Cessna Aircraft. Cessna's revenues and income increased as a result of higher sales of business jets and single engine aircraft. Bell Helicopter's revenues decreased, due primarily to the completion in 1997 of the three-year contract for model 412 helicopters with the Canadian Forces ($43 million) and lower commercial helicopter and spares sales ($10 million), partially offset by higher revenues on the V-22 program and Huey and Cobra upgrade contracts ($45 million). Bell's income decreased as a result of the lower sales, partially offset by favorable contract adjustments in 1998 related to the V-22 program.

The Automotive segment's revenues increased $70 million (15%), while income increased $1 million (4%). The revenue increase was due to higher volume at Kautex associated with capacity expansion in North America, higher sales at the Trim operations, due primarily to increased Chrysler production, and the contribution from acquisitions. These revenue increases were partially offset by the impact of a strike at General Motors in 1998. The increase in income reflected the above factors, partially offset by new product development costs and the impact of the introduction of a major replacement program with significant additional content.

The Industrial segment's revenues increased $132 million (17%) and income increased $16 million (18%). These increases reflected the contribution from acquisitions, primarily Ransomes PLC., Ring Screw Works and Sukosim, and internal growth combined with ongoing margin improvement. Internal growth was driven primarily by continued strength in the Fluid & Power Systems business. These benefits were partially offset by the divestitures of Speidel in the fourth quarter 1997 and Fuel Systems in the second quarter 1998 and the impact of a strike at General Motors on the Fastening Systems business.

The Finance segment's revenues increased $7 million (8%), while income increased $4 million (14%). The results benefited from higher average yields on receivables and higher other income, reflecting increases in residual income, syndication income and portfolio servicing income. These benefits were partially offset by a higher provision for losses and higher expenses related to an acquisition of a receivable factoring company, growth in managed receivables, and growth in businesses with higher operating expense ratios. Both years included a gain of approximately $3 million on the securitization of Textron-related receivables.

Corporate expenses and other - net decreased $4 million, due primarily to 1997 expenses related to organizational changes and higher support costs related to international expansion.

Interest expense - net for the Parent Group increased $8 million, due to higher average debt resulting from the incremental debt associated with acquisitions and share repurchases.

Income taxes - the current quarter's effective income tax rate of 38.0% was slightly higher than the corresponding prior year rate of 37.4%.

Discontinued operation - Income from discontinued operations of $34 million was $13 million lower than 1997's income from discontinued operation of $47 million. The decrease was due primarily to (a) a gain in 1997 on the sale of underperforming branches in the U.S., (b) lower earnings in Hong Kong due to a weakening economy and (c) an increase in the provision for loan losses in the U.S., due to higher growth in consumer finance receivables.

Results of Operations - Nine months ended October 3, 1998 vs Nine months ended September 27, 1997

Diluted earnings per share from continuing operations for the first nine months were $1.94 per share, up 21% from the 1997 amount of $1.60. Income from continuing operations in 1998 of $323 million was up 19% from $271 million in 1997. Revenues increased 12% to $7.1 billion in 1998 from $6.4 billion in 1997. Net income was $448 million versus $408 million in 1997.

The Aircraft segment's revenues increased $181 million (8%) and income before special charges increased $25 million (11%), due to higher results at Cessna Aircraft. Cessna's revenues and income increased as a result of higher sales of business jets, single engine aircraft and Caravans. Bell Helicopter's revenues decreased, due primarily to the completion in 1997 of the Canadian Forces contract ($142 million). These lower revenues were partially offset by higher commercial helicopter and spares sales ($23 million) and higher revenues to the U.S. Government ($21 million) as increased revenues on the V-22 program and Huey and Cobra upgrade contracts ($99 million) more than offset lower foreign military sales ($40 million) and lower revenues on other U.S. Government contracts ($38 million). Bell's income decreased due to the lower sales, and a change in product mix, primarily resulting from lower margins on U.S. Government contracts. This unfavorable impact was partially offset by a lower level of product development expense in 1998.

The Automotive segment's revenues increased $191 million (12%), while income before special charges increased $17 million (15%). The revenue increase was due to higher volume at Kautex associated with capacity expansion in North America, higher sales at the Trim operations, due primarily to increased Chrysler production (which was depressed in 1997 by a strike at Chrysler in the second quarter of 1997), and the contribution from acquisitions. These revenue increases were partially offset by the impact of a strike at General Motors in 1998. The increase in income reflected the above factors, partially offset by new product development costs and the impact of the introduction of a major replacement program with significant additional content.

The Industrial segment's revenues and income before special charges increased $353 million (15%) and $43 million (16%), respectively. These increases reflected the contribution from acquisitions, primarily Ransomes PLC., Ring Screw Works and Sukosim, and internal growth combined with ongoing margin improvement. Internal growth was driven by continued strength in the Fastening
Systems  and  Fluid & Power Systems businesses.  These benefits  were  partially offset by the divestitures of Speidel in the fourth quarter 1997 and Fuel Systems in the second quarter 1998, the impact of a strike at General Motors and a one-month strike at Textron's Jacobsen plant in 1998. Margins, although slightly higher than last year, were adversely impacted by the lower margins of acquisitions, the divestitures of higher margin businesses and unfavorable contract adjustments related to marine and land systems products.

The Finance segment's revenues increased $11 million (4%), as a result of higher average yields on receivables (10.10% in the first nine months of 1998 vs. 9.96% in the first nine months of 1997) and higher other income, reflecting increases in residual income, prepayment income, syndication income and portfolio servicing income, partially offset by a lower level of average receivables ($3.173 billion in the first nine months of 1998 vs. $3.194 billion in the first nine months of 1997). Its income increased $5 million (6%) as the benefit of the higher revenues and a lower provision for losses were partially offset by higher expenses related to an acquisition of a receivable factoring company, growth in managed receivables and growth in businesses with higher operating expense ratios. Both years included a gain of approximately $3 million on the securitization of Textron-related receivables.

Gain on sale of division

Fuel Systems Textron was sold to Woodward Governor Company for $160 million in cash in June 1998, at a pretax gain of $97 million ($54 million after-tax, or $0.32 per diluted share).

Special charges:

To enhance the competitiveness and profitability of its core businesses, Textron recorded a pretax charge of $87 million in the second quarter 1998 ($54 million after-tax or $0.32 per diluted share). This charge was recorded to cover asset impairments ($28 million), severance costs ($40 million), and other exit-related costs ($9 million) associated with its decision to exit several small, nonstrategic product lines in Automotive and the former Systems and Components divisions which did not meet Textron's return criteria, and to realign certain operations in the Industrial segment. The pretax charges recorded in the Automotive and Industrial segments were $25 million and $52 million, respectively, and also included the cost of a litigation settlement of $10 million in the Aircraft segment.

Corporate expenses and other - net decreased $6 million due primarily to first quarter 1997 litigation expenses related to a divested operation and higher third quarter 1997 expenses related to organizational changes and higher support costs related to international expansion.

Interest expense - net for the Parent Group increased $15 million, due to higher average debt resulting from the incremental debt associated with acquisitions and share repurchases, partially offset by the payment of debt with proceeds in 1997 from the divestiture of Paul Revere.

Income taxes - the effective income tax rate of 39.3% for the nine months was higher than the corresponding prior year rate of 38.6%, due primarily to the nontax deductibility of goodwill related to the divestiture of Fuel Systems Textron partially offset by the favorable resolution of certain matters with taxing authorities.

Discontinued operation - Income from discontinued operations of $125 million was $12 million lower than 1997's income from discontinued operation of $137 million. The decrease was due primarily to (a) weakness in the U.S. Finance business, (b) lower earnings in Hong Kong due to a weakening economy and (c) the unfavorable impact of foreign exchange rates primarily in Australia and Canada, partially offset by (d) the benefits of a gain from the sale of the centralized real estate portfolio and higher capital gains.

                        *     *     *      *     *     *

Forward-looking Information: Certain statements in this Report, and other oral and written statements made by Textron from time to time, are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other
financial measures.    These  forward-looking  statements  are  subject
to   risks   and uncertainties  that  may cause actual results to differ materially  from  those contained  in  the  statements, including the following:
(i) continued market demand for the types of products and services produced and sold by Textron, (ii)changes in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, (iii) the level of sales by original equipment manufacturers of vehicles for which Textron supplies parts, (iv) the successful integration of companies acquired by Textron.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's most recent Restated Financial Statements and Restated Financial Information filed on Form 8-K (dated 10/6/98) Exhibit 99.1 pages 3 through 9. There has been no material change in this information.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On September 30, 1998, the Director of the Water Division of Region 5 of United States Environmental Protection Agency in Chicago, Illinois, issued an administrative Complaint alleging that Textron's CWC Castings Division violated the Clean Water Act. The Complaint alleges that CWC exceeded wastewater discharge limits contained in the sewer permit for its Muskegon, Michigan, facility and that its sampling protocol did not conform to applicable federal regulations. The Complaint proposes a penalty of $137,000. Textron has filed an Answer to the Complaint in which it contests the allegations and the appropriateness of the amount of the proposed penalty and requests a hearing.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          10.1      Asset Purchase Agreement Among Textron Inc.,
                    Avco Financial Services, Inc. and Associates
                    First Capital Corporation dated as of August
                    11, 1998

          10.2      Employment Agreement between Textron and John
                    D. Butler dated July 23, 1998

          10.3      Employment Agreement between Textron and Lewis
                    B. Campbell dated July 23, 1998

          10.4      Employment Agreement between Textron and
                    Herbert L. Henkel dated August 12, 1998

          10.5      Employment Agreement between Textron and Mary
                    L. Howell dated July 23, 1998

          10.6      Employment Agreement between Textron and Wayne
                    W. Juchatz dated July 23, 1998

          10.7      Employment Agreement between Textron and
                    Stephen L. Key dated July 23, 1998

          12.1 Computation of ratio of income to combined fixed charges and preferred securities dividends of the Parent Group

          12.2 Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries

          27 Financial Data Schedule (filed electronically only)

      (b) Reports on Form 8-K

          During the quarter ended October 3, 1998, Textron filed the following reports on Form 8-K:

          Current Report on Form 8-K filed with the Securities and Exchange Commission dated August 11, 1998, reporting under Item 5 (Other Events) and filing under Item 7 (Exhibits) a press release announcing that Textron reached an agreement to sell its Avco Financial Services, Inc. unit ("AFS") to Associates First Capital Corporation for $3.9 billion in cash.

          Current Report on Form 8-K filed with the Securities and Exchange Commission dated October 6, 1998, reporting under Item 5 (Other Events) and filing under Item 7 (Exhibits) restated financial statements to reflect AFS as a discontinued operation.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TEXTRON INC.

Date:  November 12, 1998            s/R. L. Yates
                                    R. L. Yates
                                    Vice President and
                                    Controller
                                    (principal accounting
                                    officer)



                                LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:


                                 Name of Exhibit

10.1   Asset Purchase Agreement Among Textron Inc., Avco Financial Services,
       Inc. and Associates First Capital Corporation dated as of August 11, 1998

10.2   Employment Agreement between Textron and John D. Butler dated July 23, 1998

10.3   Employment Agreement between Textron and Lewis B. Campbell dated July 23, 1998

10.4   Employment Agreement between Textron and Herbert L. Henkel dated August 12, 1998

10.5   Employment Agreement between Textron and Mary L. Howell dated July 23, 1998

10.6   Employment Agreement between Textron and Wayne W. Juchatz dated July 23, 1998

10.7   Employment Agreement between Textron and Stephen L. Key dated July 23, 1998

12.1 Computation of ratio of income to combined fixed charges and preferred securities dividends of the Parent Group

12.2 Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries

27  Financial Data Schedule (filed electronically only)
