Form 10-Q/A
period 1998-10-03
TEXTRON INC
filed 1998-12-17
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                      _________________

                         FORM 10-Q/A

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal quarter ended October 3, 1998
     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number 1-5480

                    _____________________
                        TEXTRON INC.



      (Exact name of registrant as specified in charter)
                    _____________________

        Delaware                             05-0315468
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

        40 Westminster Street, Providence, R.I. 02903
                       (401) 421-2800

     (Address and telephone number of principal executive offices)
                    _____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  X  No__


Common stock outstanding at October 31, 1998 - 158,438,000 shares

      The purpose of this Amendment is to file a complete version of Exhibit 10.1 (Asset Purchase Agreement among Textron Inc., Avco Financial Services, Inc. and Associates First Capital Corporation dated as of August 11, 1998), which previously was filed with certain sections redacted.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TEXTRON INC.

Date: December 17, 1998            /s/R. L. Yates
                                   R.L. Yates
                                   Vice President and Controller
                                   (principal accounting officer)

                      INDEX TO EXHIBITS



10.1 Asset  Purchase  Agreement  Among  Textron  Inc.,  Avco
     Financial  Services, Inc. and Associates First  Capital
     Corporation dated as of August 11, 1998*

10.2 Employment Agreement between Textron and John D. Butler dated July 23, 1998**

10.3 Employment  Agreement  between  Textron  and  Lewis  B.
     Campbell dated July 23, 1998**

10.4 Employment  Agreement between Textron  and  Herbert  L.
     Henkel dated August 12, 1998**

10.5 Employment Agreement between Textron and Mary L. Howell dated July 23, 1998**

10.6 Employment  Agreement  between  Textron  and  Wayne  W.
     Juchatz dated July 23, 1998**

10.7 Employment Agreement between Textron and Stephen L. Key dated July 23, 1998**

12.1 Computation of ratio of income to combined fixed charges and preferred securities dividends of the Parent Group**

12.2 Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron
     Inc. including all majority-owned subsidiaries**

27   Financial Data Schedule (filed electronically only)**


*    Filed herewith
**   Previously filed