Form 10-K
period 1999-01-02
TEXTRON INC
filed 1999-03-15
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 2, 1999
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

Common Stock - par value $.125 (151,598,791 shares    New York Stock Exchange
  outstanding at February 26, 1999);                  Pacific Stock Exchange
Preferred Stock Purchase Rights                       Chicago Stock Exchange

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.     Yes [x].     No     .
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
          The aggregate market value of voting stock held by non-affiliates of the registrant is $11,893,857,775 as of February 26, 1999.
            Portions of Textron's Annual Report to Shareholders for the fiscal year ended January 2, 1999, are incorporated by reference in Parts I and II of this Report. Portions of Textron's Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 1999, are incorporated by reference in Part III of this Report.

                              PART I


ITEM 1. BUSINESS OF TEXTRON

           Textron is a global multi-industry company with operations in four business segments - Aircraft, Automotive, Industrial and Finance. Included within the business segments are operations that are unincorporated divisions of Textron and others that are separately incorporated subsidiaries. A listing of the operations within each business segment, including a description of the product lines of each business segment, is incorporated herein by reference to pages 60 through 62 of Textron's 1998 Annual Report to Shareholders. Financial information by business segment and geographic area is incorporated herein by reference to pages 22, 54 and 55 of Textron's 1998 Annual Report to Shareholders. Additional information regarding each business segment and Textron in general is set forth below.

Business Segments
      Aircraft.   The  Aircraft  segment  consists  of  Bell
Helicopter Textron and The Cessna Aircraft Company.

       Based on unit sales, Bell is the largest supplier of helicopters, spare parts and helicopter-related services in the world. Since it was founded in 1946, Bell has delivered over 34,000 aircraft to military and civilian customers. Bell has three military and seven civilian helicopter models in current production. Its aircraft are turbine powered, and range in size from the five-place Bell Model 206 series to the Bell Model 412EP aircraft, which carries up to fifteen people. Revenues of Bell accounted for approximately 15%, 18% and 20% of Textron's total revenues in 1998, 1997 and 1996, respectively.

      Bell supplies advanced military helicopters, spare parts and product support to the U.S. Government and to military customers outside the U.S. There are more helicopters manufactured by Bell in the inventory of the U.S. Government than are manufactured by any other helicopter company. Military sales to non-U.S. customers are made only with the concurrence of the U.S. Government.

      Bell  is  also  a  leading  supplier  of  commercially
certified helicopters to charter, offshore, utility, corporate, police, fire, rescue and emergency medical helicopter operators. Bell's non-U.S. Government business (including non-U.S. military customers) typically represents 40% to 60% of its annual sales. In 1998, such sales accounted for approximately 55% of Bell's business.

      Bell is teamed with The Boeing Company ("Boeing") in the development of the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to utilize the benefits of both helicopters and fixed-wing aircraft. Deliveries of the V-22 to the U.S. Marine Corps are scheduled to begin in 1999.

     In 1996, Bell and Boeing entered into a joint venture to develop a commercial tiltrotor aircraft designated as the Model 609. This joint venture was dissolved in February 1998, and Bell assumed control of the Model 609 program. In November 1998, Bell entered into a new joint venture with Agusta, Italy's leading helicopter manufacturer. The new joint venture with Agusta will engage in the design, manufacture, sale and customer support of the civil tiltrotor aircraft, now designated as the BA609, and a new medium twin-engine helicopter, in the 5 to 6 metric ton class, to be designated the AB139.

      Bell is developing a new light twin-engine helicopter, designated the Model 427, in collaboration with Samsung Aerospace Industries Ltd. of South Korea. The first delivery of this eight-place aircraft is scheduled for 1999.

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

     Based on unit sales, The Cessna Aircraft Company is the world's largest manufacturer of light and mid-size business jets, single engine utility turboprop aircraft, and single engine piston aircraft. Cessna also designs, manufactures and sells general aviation aircraft propellers and related accessories worldwide. Cessna currently has three major aircraft product lines: Citation business jets, single engine turboprop Caravans and Cessna single engine piston aircraft. Revenues of Cessna accounted for approximately 18%, 17% and 14% of Textron's total revenues in 1998, 1997 and 1996, respectively.

      The family of business jets currently produced by Cessna includes the CitationJet, the Bravo, the Ultra, the Excel, the Citation VII, and the Citation X. The Citation X is the world's fastest business jet with a maximum operating speed of Mach .92. In 1998, certification of the Excel was completed and customer deliveries began. Cessna is developing four new Citation models, to be called the Citation CJ1, the Citation CJ2, the Ultra Encore and the Citation Sovereign.

      The Cessna Caravan is the world's best selling utility turboprop. More than 1,000 Caravans have been sold by Cessna since the first Caravan was delivered in 1985. Caravans are offered in four distinct models including the Grand Caravan, the Super Cargomaster, the Caravan Floatplane, and the Caravan 675. Caravans are used in the U.S. primarily to carry overnight express package shipments. International uses of Caravans include commuter flights, relief flights, tourism and freight.

      Cessna re-entered the single engine piston aircraft market in 1996. In 1998, Cessna made deliveries of five models in this product line: the four-place 172 Skyhawk, 172 Skyhawk SP and 182 Skylane, and the six-place 206 Stationair and T206 Turbo Stationair.

     Cessna markets its products worldwide primarily through its own sales force as well as through a network of authorized independent sales representatives. Cessna has two U.S. and two foreign major competitors for its business jet products. Cessna's aircraft compete with other aircraft that vary in size, speed, range, capacity, handling characteristics, and price. Reliability and product support are significant factors in the sale of these aircraft. The Citation family of aircraft is supported by ten Citation Service Centers owned and operated by Cessna, along with authorized independent service stations and centers in more than 15 countries throughout the world.

     Cessna provides its business jet operators with factory-direct customer support offering 24 hour a day service and
maintenance.    Cessna  Caravan  and  single-engine   piston
customers receive product support through independently owned service stations and 24 hour a day spare parts support through Cessna.

      Cessna's McCauley Propeller Systems unit provides new propellers directly to original equipment manufacturers ("OEMs") and spare parts for service and repairs worldwide. All new Cessna single-engine piston aircraft built in 1998 used McCauley propellers.

     Automotive. The Automotive segment, organized under an umbrella organization called Textron Automotive Company ("TAC"), consists of Textron Automotive Trim Operations, CWC Castings Textron, Kautex Textron, McCord Winn Textron and Micromatic Textron. These operations sell primarily to automotive OEMs and their suppliers operating in North America and Europe, and, to a lesser extent, South America and Asia. TAC is headquartered in Troy, Michigan and has over fifty facilities located in the U.S., Argentina,
Belgium, Brazil, Canada, China, the Czech Republic, Germany, Mexico, the Netherlands, Portugal, Spain, and the United Kingdom.

      Through its Textron Automotive Trim Operations, TAC is a leading worldwide supplier of automotive interior and exterior plastic components. Interior trim products include instrument panels, door and sidewall trim, airbag doors, consoles, armrests, package trays and other trim components. In addition, TAC's Trim facilities manufacture exterior decorative components including painted bumpers, fascia, body side moldings and claddings, fender liners, decorative wheel trim, signal lighting and structural composite bumper beams. Many of these products are shipped just-in-time as fully integrated systems. In August 1998, Textron acquired Gerald Bloom Holdings, a U.K. company that, through its Midland Industrial Plastics Limited subsidiary, manufactures interior and exterior trim including door panels, instrument panels, package shelves and truck liners. Revenues of Textron Automotive Trim Operations accounted for 15%, 16% and 18% of Textron's total revenues in 1998, 1997 and 1996 respectively.

     Kautex is a leading manufacturer of blow-molded plastic fuel tank systems and other blow-molded parts for OEMs throughout Europe, North America and South America. Kautex supplies Volkswagen in China through a joint venture with Changchun Junzilan Industrial Group. Kautex's manufacturing plant in Puebla, Mexico supplies all of Volkswagen's and DaimlerChrysler's plastic fuel tank requirements for their Mexican production. Kautex produces fuel filler systems in its North American operations.

      CWC Castings designs and manufactures engine camshafts and vibration damper components for OEMs and the aftermarket. Through its Kaywood Products operation, CWC manufactures precision machined parts and components for assembled camshafts.

      McCord Winn manufactures seating comfort systems, windshield and headlamp washer systems, and armatures for precision DC motors. In 1998, McCord established a manufacturing base in Buenos Aires, Argentina, to produce washer system components for South American OEM customers. McCord's ASCTecT (Active Surface Control Technology) seating comfort system, which blends microprocessor-based electronics and a pneumatically-controlled air support system, has generated broad potential automotive and consumer applications. McCord continues to expand applications of its new RitecT product, an innovative integration of automotive cooling system components including the fan shroud and windshield washer and coolant reservoirs. A production program with DaimlerChrysler will launch in 1999, and other RitecT development programs are in progress.

       Micromatic  manufactures  machine  tools   used   for
precision bore and surface finishing of automobile  engines.
In   addition,  Micromatic  produces  equipment  for  spline
rolling and gear production.

      More than 100 models currently carry parts made by TAC including DaimlerChrysler's Jeep Grand Cherokee, Voyager and Caravan mini-vans; Ford's Mondeo, Lincoln Town Car and Windstar mini-van; General Motors' Cadillac Seville, Cadillac De Ville, Corvette, and Venture, Transport, Silhouette and Sintra mini-vans; BMW's 5 series and 8 series; Mitsubishi's Galant; and VW/Audi's Golf, Passat, Polo, T4, Beetle and A4. TAC continues its strong position on DaimlerChrysler's LH series of cars that were redesigned for the 1998 model year.

       TAC's manufacturing operations are supported by a staff of research and design specialists at TAC's Automotive Technology Center. These specialists have developed new processes and products, many of which are patented, that allow TAC to offer its customers technology-driven products and processes. In the plastics and coatings area, TAC is a recognized leader in interior surface material (including TAC's proprietary PVC-free TPU product line), seamless passenger airbag door technology, structural molded instrument panel systems, integrated modular assemblies, and molded-in-color interior and exterior components. CWC Castings is a leader in the design and manufacture of automotive castings. It has developed a selective austempering heat treatment process for ductile camshafts. McCord

Winn is working with OEMs worldwide to develop advanced technologies in areas such as "intelligent" comfort seating systems, brushless motors and carbon commutation for flexible fuel applications. Micromatic machine tools are used for cylindrical form generation and surface finishing.

      In the automotive business, there is often a long lead time from the time a supplier is selected to supply components on a new car model to the time the supplier can begin shipping production parts. During this period, the supplier incurs engineering and development costs. The OEMs reimburse the supplier for these costs as incurred or in the piece prices charged by the suppliers as the goods are shipped. In addition, automotive OEMs often require "just-in-time" delivery, requiring the supplier to plan shipments in advance and hold inventory.

      Automotive OEMs and their suppliers are the principal customers of TAC. The loss of the U.S. and Europe-based automotive OEM customers and their first-tier suppliers would have a material adverse effect on TAC. However, because of the broad range of products sold to such customers, it is unlikely that they would cease all purchases from TAC.

      Each of TAC's businesses faces competition from a number of other manufacturers based primarily on price, quality, reputation and delivery. Although TAC is one of the largest manufacturers offering its range of products and services, it faces strong competition in all of its market segments. Because of the diversity of products and services offered, no single company is a competitor in all market segments. In certain markets, TAC also competes for business with the OEMs' own operations. TAC is under continual pressure from the OEMs to reduce costs and prices on an annual basis.

      Industrial. The Industrial segment consists of four major product groups: Fastening Systems; Golf, Turf Care and
Specialty  Products; Fluid and Power Systems; and Industrial
Components.

      Textron Fastening Systems ("TFS") manufactures and sells fasteners, fastening systems and installation tools to the aerospace, appliance, automotive, business equipment, construction, do-it-yourself and general industrial markets. TFS sells to a wide range of customers throughout the world, including OEMs, distributors and consumers. Fasteners manufactured by TFS include rivets, threaded and non-threaded fasteners, cold-formed components, metal stampings, plastic components and assemblies that incorporate such products. In addition, Textron Logistics Corporation, created from the combination of certain fastener operations, provides fastener inventory management programs supplying a full range of TFS products and products from other manufacturers, thus offering its customers the ability to obtain all of their fastener requirements from a single source. Revenues of TFS accounted for approximately 18%, 17% and 18% of Textron's total revenues in 1998, 1997 and 1996, respectively.

       In March 1998, Textron acquired the Sukosim Verbindungselemente Group, a manufacturer of threaded fasteners and specialty stamped components for European automotive and construction industries. Sukosim is a world leader in "next generation" stamping technology that can form, in the same process, engineered fasteners with internal threading, attached clips and locking washers. In May 1998, Textron acquired Ring Screw Works, a supplier of specialty threaded fasteners and inventory management to the automotive industry. Also in May 1998, Textron acquired Peiner Umformtechnik GmbH, a German fastener manufacturer with special expertise in hot forging (a process not previously used by TFS to any significant extent), which enables the manufacture of larger products. Peiner's customers are in the automotive, distribution, mining and machine tool industries.

       In December 1998, Textron formed a joint venture with Taiwan-based San Shing Hardware Works Company, Ltd., Taiwan's largest fastener manufacturer. TFS holds an 80%
interest  in  the  joint company, called  Textron  Fastening
Systems/Tri-Star Corp.

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

      The Golf, Turf Care and Specialty Products group consists of E-Z-GO Textron, which manufactures and sells electric-powered and gasoline-powered golf cars and multipurpose utility vehicles, and Textron Turf Care and Specialty Products, which designs, manufactures and sells professional mowing and turf maintenance equipment, grass care machinery and specialized industrial vehicles, under the trade names Bobcat, Brouwer, Bunton, Cushman, Jacobsen, Ransomes, Ryan and Steiner. Textron acquired Ransomes in January 1998.

     The customers of the Golf, Turf Care and Specialty Products group consist primarily of golf courses, resort communities and commercial and industrial users such as airports and factories. Sales are made directly through factory branches, through a network of distributors and directly to end-users. Many sales of golf and turf care equipment and specialty vehicles (both at the distributor and end-user level) are financed through Textron Financial Corporation, both for marketing purposes and as an additional source of revenue to Textron.

     There are two major competitors and a number of smaller competitors for golf cars, multipurpose utility vehicles and turf maintenance equipment for golf courses. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

      The Fluid and Power Systems group consists of Motion Control Products, Power Transmission Products, Fluid
Handling Products and Textron Systems. Textron acquired David Brown in October 1998 and reorganized the Fluid and Power Systems group, as more fully described below, in January 1999. David Brown has operations in 23 countries and sales worldwide. The Fluid and Power Systems group operations face competition from other manufacturers based primarily on price, quality, product support, performance, delivery and reputation.

     The Motion Control Products businesses, HR Textron and David Brown Hydraulics, design and manufacture control systems and components for aircraft, armored vehicles and commercial applications. HR Textron is in the process of diversifying its business base by adapting aerospace technology to servovalves used in industrial and automotive applications. HR Textron's aerospace and defense products are marketed directly to the U.S. Government, other governments and OEMs and, in the aftermarket, both directly and through service centers.

     The Power Transmission Products businesses consist of Textron Industrial Gears and David Brown Mobile Equipment Drives. Textron Industrial Gears designs and manufactures industrial gears, double enveloping worm gear speed reducers, gear motors and gear sets, including gear systems primarily for railroad applications, under the David Brown, Cone Drive and Textron Industrial S.p.A. trade names. David Brown Mobile Equipment Drives designs and manufactures mechanical and hydraulic transmission systems. These products are sold to a variety of customers, including OEMs, distributors and end-users.

     The Fluid and Handling Products businesses, David Brown Union Pumps and Maag Pump Systems, design and manufacture industrial pumps for oil, gas and petrochemical industries, and gears, gear pumps and gear systems. These products are sold to OEMs, distributors and end-users.

     Textron Systems is a supplier of sensors, software and electronics, and advanced materials for defense and industrial markets. It manufactures "smart" weapons, airborne surveillance systems, automatic aircraft landing systems and advanced composite materials for the U.S. Department of Defense. Current commercial products include laser, ultrasonic and infrared sensor systems for agricultural and industrial monitoring and control and advanced materials such as fire protection and insulating materials for oil and chemical companies. While Textron Systems sells most of its products directly to customers, it also sells an increasing number of products through a growing, global network of sales representatives and distributors.

      The Industrial Components group consists of Greenlee Textron, Textron Lycoming, Textron Marine & Land Systems and Turbine Engine Components Textron, each of which is a leading company in its industry. Products of this group are sold to a wide variety of customers, including OEMs, distributors and end-users. The principal competitive factors affecting sales of the products of the Industrial Components group are price, quality, customer service, performance, reliability, reputation and existing product base. Textron sold its Fuel Systems Textron operation in June 1998.

      Greenlee is a worldwide market leader in powered equipment, electrical test instruments and hand tools. The principal applications of these products are electrical construction and maintenance, power generation, transmission and distribution, telecommunications, electronics, plumbing and the mechanical trades. In August 1998, Greenlee acquired Datacom Technologies, Inc., which designs and manufactures certification and verification products for the installation and management of information technology networks.

     Textron Lycoming is the world leader in the design, manufacture and overhaul of reciprocating piston aircraft engines serving the worldwide general aviation market.
Textron Lycoming sells new products directly to general aviation airframe manufacturers, including Piper Aircraft, Robinson Helicopter, and SOCATA, a division of Aerospatiale, and is the exclusive supplier of engines for Cessna's new product line of single-engine aircraft. Aftermarket sales are made to the more than 180,000 existing owners of Textron Lycoming products through a worldwide network of independently owned distributors.

      Textron Marine & Land Systems is a world leader in the design and construction of advanced technology air cushion vehicles and a major supplier of high performance search and rescue vessels, armored vehicles, suspension systems, turrets and artillery systems. Textron Marine & Land Systems has products operating in over 35 countries.

     Turbine Engine Components is one of the world's largest independent suppliers of internal components for gas turbine engines for aircraft and industrial applications. Its products include fan and compressor blades, vanes, shafts, disks, rotors, blisks and other rotating components and the forgings from which those products are machined. Turbine Engine Components manufacturers its products to the specifications of its customers.

      Finance. The Finance segment consists of Textron Financial Corporation ("TFC"). On January 6, 1999, Textron sold substantially all the assets of Avco Financial Services, Inc. ("AFS"), its consumer lending operation, to Associates First Capital Corporation for $3.9 billion in cash. Textron's financial statements have been restated to reflect AFS as a discontinued operation.

       TFC is a diversified commercial finance company specializing in aircraft finance, golf finance, equipment finance and revolving credit arrangements. TFC originates and syndicates a wide variety of secured loan and lease transactions, selectively invests in leveraged lease transactions and provides asset management, insurance products and third-party portfolio servicing. TFC provides commercial financing for a wide range of customers, including those who purchase or lease Textron products and certain suppliers to Textron operations. TFC presently offers its services primarily in the U.S. and, to a lesser extent, in South America and Canada. Each TFC business unit has a discrete market focus and specific profit objectives and is staffed to provide responsive services to its market.

       Information  concerning  TFC's  Finance   Receivables
appears on pages 41 and 42 of Textron's 1998 Annual Report to Shareholders, which page is incorporated herein by reference.

      In February 1998, Textron acquired Systran Financial Services. Systran provides accounts receivable financing and other financial services to the trucking industry and is expanding into other industries. Systran's customers range in size from start-up companies to multi-million dollar operations. In December 1998, Textron acquired Business Leasing Group ("BLG") from NationsCredit Commercial Corporation. BLG, which specializes in commercial loans under $50,000, is being merged into TFC's existing businesses.

     The commercial finance businesses in which TFC operates are highly competitive. TFC is subject to competition from various types of financing institutions, including banks, leasing companies, insurance companies, independent finance companies associated with manufacturers, and finance companies that are subsidiaries of banking institutions. Competition within the commercial finance industry is primarily focused on price and service.

Backlog
     Information regarding Textron's backlog of government and commercial orders at the end of the past two fiscal years is contained on page 31 of Textron's 1998 Annual Report to Shareholders, which page is incorporated herein by reference.

     Approximately 43% of Textron's total backlog of $7.7 billion at January 2, 1999, represents orders which are not expected to be filled within the 1999 fiscal year. At January 2, 1999, approximately 97% of the total government backlog of $2.1 billion was funded.

Government Contracts
    In 1998, 20% and 12% of the revenues of the Aircraft and Industrial segments, respectively, constituting in the aggregate 11% of Textron's consolidated revenues, were generated by or resulted from contracts with the U.S. Government. U.S. Government business is subject to competition, changes in procurement policies and regulations, the continuing availability of Congressional appropriations, world events, and the size and timing of programs in which Textron may participate.

     A substantial portion of Textron's government contracts are fixed-price or fixed-price incentive contracts. Contracts that contain incentive pricing terms provide for upward or downward adjustments in the prices paid by the
U.S. Government upon completion of the contract or any agreed portion thereof, based on cost or other performance factors. U.S. Government contracts generally may be terminated in whole or in part at the convenience of the U.S. Government or if the contractor is in default. Upon termination of a contract for the convenience of the U.S. Government, the contractor is normally entitled (up to a maximum equal to the contract price) to reimbursement for allowable costs incurred and an allowance for profit or adjustment for loss if the contractor would have incurred a loss had the entire contract been completed. If, however, a contract is terminated for default: (a) the contractor is paid such amount as may be agreed upon for manufacturing materials and partially completed products accepted by the U.S. Government; (b) the U.S. Government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contract; and (c) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

Research and Development
    Information regarding Textron's research and development
expenditures  is  contained on page  49  of  Textron's  1998
Annual Report to Shareholders, which page is incorporated herein by reference.

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

Environmental Considerations
     Textron's operations are subject to numerous laws and regulations designed to protect the environment. Compliance with such laws and expenditures for environmental control facilities have not had, and are not expected to have, a material effect on capital expenditures, earnings or the competitive position of Textron. Additional information regarding environmental matters is contained on pages 29 and 53 of Textron's 1998 Annual Report to
Shareholders,  which  pages  are  incorporated   herein   by
reference.

Employees
     At  January  2, 1999, Textron had approximately  64,000
employees.

ITEM 2.     PROPERTIES
     At January 2, 1999, Textron operated a total of 160 plants located throughout the U.S. and 108 plants outside the U.S. Of the total of 268 plants, Textron owned 147 and the balance were leased. In the aggregate, the total manufacturing space was approximately 35 million square feet.

      In addition, Textron owns or leases offices, warehouse and other space at various locations throughout the U.S. and outside the U.S. Textron considers the productive capacity of the plants operated by each of its business segments to be adequate. In general, Textron's facilities are in good condition, are considered to be adequate for the uses to which they are being put, and are substantially in regular use.

ITEM 3.   LEGAL PROCEEDINGS
      Textron is subject to a number of lawsuits, investigations and claims arising out of the conduct of its business, including those relating to commercial transactions, government contracts, product liability, and environmental, safety and health matters. Some seek compensatory, treble or punitive damages in substantial amounts; fines, penalties or restitution; or remediation of contamination. and someSome are or purport to be class actions. Under federal government procurement regulations, some could result in suspension or debarment of Textron or its subsidiaries from U.S. Government contracting for a period of time. On the basis of information presently available, Textron believes that any liability for these suits and proceedings would not have a material effect on Textron's net income or financial condition.

ITEM  4.      SUBMISSION OF MATTERS TO A  VOTE  OF  SECURITY
HOLDERS
     No matters were submitted to a vote of Textron's security holders during the last quarter of the period covered by this Report.


EXECUTIVE OFFICERS OF THE REGISTRANT

        The  following table sets forth certain  information
concerning  the  executive  officers  and  other   corporate
officers  of  Textron  as  of March 15,  1999.   Unless
otherwise indicated, the employer is Textron.

Executive Officers:



Name                   Age                  Position


Lewis B. Campbell      52        Chairman  and  Chief  Executive
                                 officer  since  February  1999;
                                 formerly  President  and  Chief
                                 Executive  Officer,  July  1998
                                 to   February  1999;  President
                                 and  Chief  Operating  Officer,
                                 1994  to  July  1998;  Director
                                 since 1994.

John A. Janitz         56        President  and Chief  Operating
                                 Officer  since  March  1999;
                                 formerly Chairman, President and
                                 Chief

                                 Executive Officer, Textron
                                 Automotive Company,  1996
                                 to March 1999; Executive Vice
                                 President and General Manager of
                                 TRW Inc.'s Occupant Restraint
                                 Group, 1990 to 1996.  Appointed
                                 Director effective March 25, 1999.

John D. Butler     51            Executive     Vice    President
                                 Administration and Chief  Human
                                 Resources     Officer     since
                                 January      1999;     formerly
                                 Executive  Vice  President  and
                                 Chief  Human Resources  Officer,
                                 1997  to  December  1998;  Vice
                                 President Personnel of  General
                                 Motors            International
                                 Operations             (Zurich,
                                 Switzerland), 1993 to 1997.

Mary L. Howell     46            Executive     Vice    President
                                 Government,      International,
                                 Communications   and   Investor
                                 Relations   since  July   1998;
                                 formerly     Executive     Vice
                                 President    Government     and
                                 International,  1995  to   July
                                 1998;   Senior  Vice  President
                                 Government   and  International
                                 Relations, 1993 to 1995;

Wayne W. Juchatz   52            Executive  Vice  President  and
                                 General  Counsel  since   1995;
                                 formerly     Executive     Vice
                                 President  and General  Counsel
                                 of    R.J.   Reynolds   Tobacco
                                 Company,  1994 to 1995;  Senior
                                 Vice     President,     General
                                 Counsel and Secretary of   R.J.
                                 Reynolds Tobacco Company,  1987
                                 to 1994.

Stephen L. Key     55            Executive  Vice  President  and
                                 Chief  Financial Officer  since
                                 1995;  formerly Executive  Vice
                                 President  and Chief  Financial
                                 Officer of ConAgra, Inc.,  1992
Other Corporate                  to 1995.
Officers:

Edward C. Arditte  43            Vice  President  and  Treasurer
                                 since   1997;   formerly   Vice
                                 President Finance and  Business
                                 Development     of      Textron
                                 Fastening  Systems,   1995   to
                                 1997;       Vice      President
                                 Communications     and     Risk
                                 Management  of  Textron   Inc.,
                                 1994  to  1995; Vice  President
                                 Investor  Relations  and   Risk
                                 Management, 1993 to 1994.

Frederick K. Butler 47           Vice  President Business Ethics
                                 and  Corporate Secretary  since
                                 January  1999;  formerly   Vice
                                 President  and  Secretary  1997
                                 to  1998; Group General Counsel
                                 Financial  Services,  1995   to
                                 1996;     Assistant     General
                                 Counsel,  1994  to  1995;  Vice
                                 President  and General  Counsel
                                 of   Paul   Revere   Investment
                                 Management  Company,  1993   to
                                 1994.

John R. Curran      43           Vice     President,    Business
                                 Development          Industrial
                                 Products  Segment  since   July
                                 1998;     formerly    Director,
                                 Business     Development     of
                                 Textron   Industrial  Products,
                                 1995  to  June  1998;  Director
                                 Tax  Planning  and  Senior  Tax
                                 Counsel, 1994 to 1995.

Peter B. S. Ellis   45           Vice President Strategy and
                                 Business Development since March
                                 1999; formerly Vice President
                                 Strategic Planning, 1995 to March
                                 1999; Managing       Director
                                 Telecommunications Practice  of
                                 Arthur  D.  Little, Inc.,  1991
                                 to 1995.

Douglas A. Fahlbeck    53        Vice President and Assistant
                                 Controller since March 1999;
                                 formerly Vice   President  Mergers
                                 and Acquisitions, 1995 to March 1999;
                                 Executive     Vice
                                 President  and Chief  Financial
                                 Officer  of  Textron  Financial
                                 Corporation,  1994   to   1995;
                                 Senior   Vice   President   and
                                 Chief   Financial  Officer   of
                                 Textron  Financial Corporation,
                                 1985 to 1994.

Arnold M. Friedman     56        Vice   President   and   Deputy
                                 General Counsel since 1984.

William B. Gauld       45        Vice     President    Corporate
                                 Information   Management    and
                                 Chief    Information    Officer
                                 since   1995;  formerly   Staff
                                 Vice    President,    Corporate
                                 Information   Management    and
                                 Chief    Information   Officer,
                                 1994     to     1995;     Chief
                                 Information Officer of  General
                                 Electric            (Electrical
                                 Distribution    and     Control
                                 business), 1992 to 1994.

Carol J. Grant         45        Vice  President Human Resources
                                 since   1997;   formerly   Vice
                                 President   of   NYNEX   (Rhode
                                 Island    Strategic    Business
                                 Unit), 1993 to 1997.

Gregory E. Hudson      52        Vice   President  Taxes   since
                                 1987.

William P. Janovitz    56        Vice     President    Financial
                                 Management     since      1997;
                                 formerly     Vice     President
                                 Financial  Reporting,  1995  to
                                 1997;   Vice   President    and
                                 Controller, 1983 to 1995.

Barbara B. Kacir       57        Vice   President   and   Deputy
                                 General  Counsel -  Litigation,
                                 July  1998 to present; formerly
                                 Deputy   General   Counsel    -
                                 Litigation, 1995 to July  1998;
                                 Partner,  Jones, Day, Reavis  &
                                 Pogue, 1980 to 1995.

Mary F. Lovejoy        43        Vice  President  Communications
                                 and  Investor  Relations  since
                                 1996;  formerly Vice  President
                                 Investor  Relations,  1995   to
                                 1996;     Director     Investor
                                 Relations, 1993 to 1995.

Frank W. McNally       59        Vice     President     Employee
                                 Relations  and  Benefits  since
                                 1995;   formerly   Staff   Vice
                                 President,  Employee  Relations
                                 and Benefits, 1993 to 1995.
Gero K. H. Meyersiek   51        Vice   President  International
                                 since   1996;   formerly   Vice
                                 President      of       Textron
                                 International  Inc.,  1995   to
                                 1996;       Vice      President
                                 International          Business
                                 Development  of  GE   Financial
                                 Services, 1991 to 1994.

Freda M. Peters        57        Vice     President    Executive
                                 Development and Human

                                 Resource
                                 Policy  and  Compliance   since
                                 February     1997;     formerly
                                 Director
                                 Management/Organization
                                 Development,  1996   to   1997;
                                 Vice  President Human Resources
                                 of      Branson     Ultrasonics
                                 Corporation   (subsidiary    of
                                 Emerson    Electric   Company),
                                 1985 to 1996.

Daniel L. Shaffer      62        Vice   President  Audit   since
                                 January  1999;  formerly   Vice
                                 President  Audit  and  Business
                                 Ethics,  1994 to January  1999;
                                 President      of     Textron's
                                 Aircraft    Engine   Components
                                 Division, 1992 to 1994.

Richard F. Smith       59        Vice    President    Government
                                 Affairs  since  1995;  formerly
                                 Staff       Vice      President
                                 Government Affairs, March  1995
                                 to    August   1995;   Director
                                 Government  Affairs,  1985   to
                                 March 1995.

Richard L. Yates       48        Vice  President and  Controller
                                 since  1995; formerly Executive
                                 Vice      President,      Chief
                                 Financial      Officer      and
                                 Treasurer  of The  Paul  Revere
                                 Corporation, 1993 to 1995.

John F. Zugschwert     65        Vice    President    Government
                                 Marketing since 1995;  formerly
                                 Staff       Vice      President
                                 Government Marketing,  1993  to
                                 1995.



                              PART II

ITEM 5.     MARKETS FOR THE REGISTRANT'S COMMON
             EQUITY AND RELATED STOCKHOLDER MATTERS

     Textron's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges. At January 2, 1999, there were approximately 23,000 holders of Textron Common Stock. The information on the price range of Textron's Common Stock and dividends paid per share appearing under "Common Stock Information" on page 56 of Textron's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

     The  information  appearing under  "Selected  Financial
Information" on page 57 of Textron's 1998 Annual  Report  to
Shareholders is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis," appearing on pages 23 through 32 of Textron's 1998 Annual Report to
Shareholders, is incorporated herein by reference.

ITEM  7A.   QUANTITATIVE AND QUALITATIVE  DISCLOSURES  ABOUT
MARKET RISKS

     "Quantitative Risks Measures," appearing on page 29  of
Textron's   1998   Annual   Report   to   Shareholders,   is
incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary information contained in Textron's 1998 Annual Report to Shareholders and the Financial Statement Schedules, as listed in the accompanying Index to Financial Statements and Financial Statement Schedules, are incorporated herein by reference.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                              PART III

ITEM  10.      DIRECTORS  AND  EXECUTIVE  OFFICERS  OF   THE
REGISTRANT

     The information appearing under "Nominees for Director" and "Directors Continuing in Office" on pages 2 through 6 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999, is incorporated herein by reference.

     Information regarding Textron's executive officers is included on pages 12 through 15 of Part I of this Report.

ITEM 11.      EXECUTIVE COMPENSATION

      The information appearing under "Report of the Organization and Compensation Committee on Executive Compensation, Executive Compensation and Performance Graph" on pages 11 through 16 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999, is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management," on pages 9 through 11 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999, is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under "Transactions with Management" on page 23 of Textron's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999, is incorporated herein by reference.

                              PART IV

ITEM  14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND
REPORTS ON FORM 8-K

    (a) Financial Statements and Schedules
     The consolidated financial statements, supplementary information and financial statement schedules listed in the accompanying Index to Financial Statements and Financial
Statement Schedules are filed as part of this Report.

    Exhibits
    3.1 Restated Certificate of Incorporation of Textron as filed January 29, 1998. Incorporated by reference to Exhibit 3.1 to Textron's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.
    3.2        By-Laws of Textron.
    NOTE Exhibits 10.1 through 10.18 below are management contracts or compensatory plans, contracts or agreements.
    10.1 Annual Incentive Compensation Plan For Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.2A      Deferred  Income Plan  For  Textron  Key
               Executives.   Incorporated  by  reference  to
               Exhibit  10.2 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.2B      Amendments  to Deferred Income  Plan  for
               Textron Key Executives.
    10.3       Special   Benefits  for   Textron   Key
               Executives.   Incorporated  by  reference  to
               Exhibit  10.4 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.4A      Supplemental Benefits Plan  For  Textron
               Key  Executives  with  Market  Square  Profit
               Sharing   Plan  Schedule.   Incorporated   by
               reference to Exhibit 10.5 to Textron's Annual
               Report on Form 10-K for the fiscal year ended
               December 30, 1995.
    10.4B      Amendments to Supplemental Benefits  Plan
               for Textron Key Executives.
    10.5A      Supplemental Retirement Plan For Textron
               Key Executives.  Incorporated by reference to
               Exhibit  10.6 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.5B      Amendment  to  Supplemental  Retirement
               Plan for Textron Key Executives.
    10.6       Survivor  Benefit Plan For  Textron  Key
               Executives.   Incorporated  by  reference  to
               Exhibit  10.7 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.7A      Textron  1987  Long-Term Incentive  Plan
               ("1987 Plan").  Incorporated by reference  to
               Exhibit  10.6 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1989.
    10.7B      First   Amendment   to   1987    Plan.
               Incorporated by reference to Exhibit  10.6(b)
               to  Textron's Annual Report on Form 10-K  for
               the fiscal year ended December 28, 1991.
    10.8A      Textron  1990  Long-Term Incentive  Plan
               ("1990 Plan").  Incorporated by reference  to
               Exhibit  10.7 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1989.
    10.8B      First   Amendment   to   1990    Plan.
               Incorporated by reference to Exhibit  10.7(c)
               to  Textron's Annual Report on Form 10-K  for
               the fiscal year ended December 28, 1991.
    10.8C      Second   Amendment   to   1990   Plan.
               Incorporated by reference to Exhibit  10.7(c)
               to  Textron's Annual Report on Form 10-K  for
               the fiscal year ended January 2, 1993.
    10.9A      Textron  1994  Long-Term Incentive  Plan
               ("1994 Plan").  Incorporated by reference  to
               Exhibit  10 to Textron's Quarterly Report  on
               Form  10-Q for the fiscal quarter ended  July
               2, 1994.
    10.9B      Amendment to 1994 Plan.
    10.10      Form  of  Indemnity  Agreement  between
               Textron   and  its  directors  and  executive
               officers.    Incorporated  by  reference   to
               Exhibit A to Textron's Proxy Statement for its Annual Meeting of Shareholders on April
               29, 1987.

    10.11      Deferred  Income  Plan for  Non-Employee
               Directors.   Incorporated  by  reference   to
               Exhibit  10.14 to Textron's Annual Report  on
               Form  10-K for the fiscal year ended December
               28, 1996.
    10.12      Employment Agreement  between
               Textron  and  John D. Butler dated  July  23,
               1998.   Incorporated by reference to  Exhibit
               10.2 to Textron's Quarterly Report on Form 10-
               Q  for  the  fiscal quarter ended October  3,
               1998.
    10.13A     Employment   Agreement  between  Textron   and
               Lewis   B.  Campbell  dated  July  23,  1998.
               Incorporated by reference to Exhibit 10.3  to
               Textron's Quarterly Report on Form  10-Q  for
               the fiscal quarter ended October 3, 1998.
    10.13B     Retention  Award  granted  to  Lewis  B.
               Campbell  on December 14, 1995.  Incorporated
               by  reference to Exhibit 10.16B to  Textron's
               Annual  Report  on Form 10-K for  the  fiscal
               year ended December 30, 1995.
    10.14A     Employment Agreement between Textron and
               James  F.  Hardymon dated November  24,  1989
               ("Employment  Agreement").   Incorporated  by
               reference to Exhibit 10.9 to Textron's Annual
               Report on Form 10-K for the fiscal year ended
               December 30, 1989.
    10.14B     Amendment dated as of December 15, 1994,
               to  Employment  Agreement.   Incorporated  by
               reference  to  Exhibit  10.10B  to  Textron's
               Annual  Report  on Form 10-K for  the  fiscal
               year ended December 31, 1994.
    10.14C     Letter  Agreement  between  Textron  and
               James  F.  Hardymon dated as of November  16,
               1998.
    10.15A     Employment Agreement between Textron and
               Herbert  L.  Henkel dated  August  12,  1998.
               Incorporated by reference to Exhibit 10.4  to
               Textron's Quarterly Report on Form  10-Q  for
               the fiscal quarter ended October 3, 1998.
    10.15B     Retention Award  granted
               to  Herbert L. Henkel on December  12,  1996.
               Incorporated by reference to Exhibit 10.17 to
               Textron's  Annual Report for the fiscal  year
               ended January 3, 1998.
    10.16      Employment Agreement between Textron and
               Mary   L.   Howell  dated  July   23,   1998.
               Incorporated by reference to Exhibit 10.5  to
               Textron's Quarterly Report on Form  10-Q  for
               the fiscal quarter ended October 3, 1998.
    10.17      Employment   Agreement   between
               Textron and Wayne W.  Juchatz dated July  23,
               1998.   Incorporated by reference to  Exhibit
               10.6 to Textron's Quarterly Report on Form 10-
               Q  for  the  fiscal quarter ended October  3,
               1998.
    10.18      Employment   Agreement
               between Textron and Stephen L. Key dated July
               23,  1998.   Incorporated  by  reference   to
               Exhibit 10.7 to Textron's Quarterly Report on
               Form   10-Q  for  the  fiscal  quarter  ended
               October 3, 1998.
    10.19      5-Year Credit Agreement dated as of
               April  1,  1998,  among  Textron,  the  Banks
               listed  therein  and  Morgan  Guaranty  Trust
               Company of New York as Administrative  Agent.
               Incorporated
               by reference to Exhibit 10.2  to
               Textron's Quarterly Report on Form  10-Q  for
               the fiscal quarter ended April 4, 1998.
    12.1       Computation  of  ratio  of  income   to
               combined  fixed  charges and preferred  stock
               dividends of Textron Manufacturing.
    12.2       Computation  of  ratio  of  income   to
               combined  fixed  charges and preferred  stock
               dividends  of  Textron  Inc.  including   all
               majority-owned subsidiaries.
    13         A portion (pages 22 through 57 and pages
               60 through 62) of Textron's 1998 Annual Report to
               Shareholders.
    21         Certain  subsidiaries of  Textron.
               Other  subsidiaries, which considered in  the
               aggregate  do  not constitute  a  significant
               subsidiary, are omitted from such list.
    23         Consent of Independent Auditors.
    24.1       Power of attorney.
    24.2       Certified copy of a resolution of  the  Board
               of Directors of Textron.
    27         Financial Data Schedule (filed electronically
               only).

    (b)  Reports on Form 8-K
         During the quarter ended January 2, 1999, Textron filed the following report on Form 8-K with the Securities and Exchange Commission:
         Current Report on Form 8-K dated October 6, 1998, reporting under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) that Textron had restated its financial statements to reflect its Avco Financial Services, Inc. unit as a discontinued operation.

                         SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March 1999.

TEXTRON INC.
Registrant

By: /s/Michael D. Cahn
    Michael D. Cahn
    Attorney-in-fact

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below on this 15th day of March 1999, by the following persons on behalf of the registrant and in the capacities indicated:


      NAME                                 TITLE


         *                        Chairman and Chief Executive Officer,
Lewis B. Campbell                 Director



         *                         Director
H. Jesse Arnelle


         *                         Director
Teresa Beck


         *                         Director
R. Stuart Dickson

         *                         Director
Lawrence K. Fish


         *                         Director
Joe T. Ford


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



*By:/s/Michael D. Cahn
    Michael D. Cahn
    Attorney-in-fact

                         TEXTRON INC.
                INDEX TO FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULES
                         Item 14(a)




                                                    Form    Annual Report
Textron Inc.                                        10-K   to Shareholders

Report of Independent Auditors                                   33

Consolidated Statement of Income for each of the                 34
three years in the period ended January 2, 1999

Consolidated Balance Sheet at January 2, 1999                    35

Consolidated Statement of Cash Flows for each of                 36
the three years in the period ended January 2,
1999

Consolidated Statement of Changes in Shareholders'               38
Equity for each of the three years in the period ended January 2, 1999

Notes to Consolidated Financial Statements                      39-53

Revenues and Income by Business Segment                          22

Supplementary Information (Unaudited):                           54

Quarterly Financial Information 1998 and 1997                    56

Financial Statement Schedule for each of the three years in the period ended January 2, 1999

    I   Condensed financial information of           25
        registrant













All other schedules are omitted because the conditions requiring the filing thereof do not exist or because the information required is included in the financial statements and notes thereto.

                        TEXTRON INC.

 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

 For each of the three years in the period ended January 2,
                            1999


     Financial information of the Registrant is omitted because condensed financial information of Textron Manufacturing, which includes the Registrant and all of its majority-owned subsidiaries other than its finance subsidiaries (Textron Finance) is shown on pages 34 through 37 of Textron's 1998 Annual Report to Shareholders. Management believes that the disclosure of financial information on the basis of Textron Manufacturing results in a more meaningful presentation, since this group constitutes the Registrant's basic borrowing entity and the only restrictions on net assets of Textron's subsidiaries relate to Textron Finance. The Registrant's investment in Textron Finance is $473 million in 1998 and $406 million in 1997.

     Textron Manufacturing received dividends of $62 million, $74 million and $29 million from Textron Finance in 1998, 1997 and 1996, respectively. Lending agreements limit Textron Finance's net assets available for cash dividends and other payments to Textron Manufacturing to approximately $169 million of Textron Finance's net assets of $473 million at year-end 1998.

     Textron Manufacturing's credit agreements contain provisions requiring it to maintain a minimum level of shareholders' equity and a minimum interest coverage ratio. For additional information concerning Textron Manufacturing's long-term debt, see Note 7 to the consolidated financial statements appearing on pages 43 and 44 of Textron's 1998 Annual Report to Shareholders.

     For information concerning Textron-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Textron Junior Subordinated Debt Securities, see Note 9 to the consolidated financial statements appearing on page 46 of Textron's 1998 Annual Report to Shareholders.

                      List of  Exhibits

    3.1        Restated Certificate of Incorporation of
               Textron   as   filed   January   29,    1998.
               Incorporated by reference to Exhibit  3.1  to
               Textron's Annual Report on Form 10-K for  the
               fiscal year ended January 3, 1998.
    3.2        By-Laws of Textron.
    NOTE:      Exhibits  10.1 through 10.18  below  are
               management  contracts or compensatory  plans,
               contracts or agreements.
    10.1       Annual  Incentive Compensation Plan  For
               Textron Employees.  Incorporated by reference
               to Exhibit 10.1 to Textron's Annual Report on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.2A      Deferred  Income Plan  For  Textron  Key
               Executives.   Incorporated  by  reference  to
               Exhibit  10.2 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.2B      Amendments  to Deferred Income  Plan  for
               Textron Key Executives.
    10.3       Special   Benefits  for   Textron   Key
               Executives.   Incorporated  by  reference  to
               Exhibit  10.4 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.4A      Supplemental Benefits Plan  For  Textron
               Key  Executives  with  Market  Square  Profit
               Sharing   Plan  Schedule.   Incorporated   by
               reference to Exhibit 10.5 to Textron's Annual
               Report on Form 10-K for the fiscal year ended
               December 30, 1995.
    10.4B      Amendments to Supplemental Benefits  Plan
               for Textron Key Executives.
    10.5A      Supplemental Retirement Plan For Textron
               Key Executives.  Incorporated by reference to
               Exhibit  10.6 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.5B      Amendment  to  Supplemental  Retirement
               Plan for Textron Key Executives.
    10.6       Survivor  Benefit Plan For  Textron  Key
               Executives.   Incorporated  by  reference  to
               Exhibit  10.7 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1995.
    10.7A      Textron  1987  Long-Term Incentive  Plan
               ("1987 Plan").  Incorporated by reference  to
               Exhibit  10.6 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1989.
    10.7B      First   Amendment   to   1987    Plan.
               Incorporated by reference to Exhibit  10.6(b)
               to  Textron's Annual Report on Form 10-K  for
               the fiscal year ended December 28, 1991.
    10.8A      Textron  1990  Long-Term Incentive  Plan
               ("1990 Plan").  Incorporated by reference  to
               Exhibit  10.7 to Textron's Annual  Report  on
               Form  10-K for the fiscal year ended December
               30, 1989.
    10.8B      First   Amendment   to   1990    Plan.
               Incorporated by reference to Exhibit  10.7(c)
               to  Textron's Annual Report on Form 10-K  for
               the fiscal year ended December 28, 1991.
    10.8C      Second   Amendment   to   1990   Plan.
               Incorporated by reference to Exhibit  10.7(c)
               to  Textron's Annual Report on Form 10-K  for
               the fiscal year ended January 2, 1993.
    10.9A      Textron  1994  Long-Term Incentive  Plan
               ("1994 Plan").  Incorporated by reference  to
               Exhibit  10 to Textron's Quarterly Report  on
               Form  10-Q for the fiscal quarter ended  July
               2, 1994.
    10.9B      Amendment to 1994 Plan.
    10.10      Form  of  Indemnity  Agreement  between
               Textron   and  its  directors  and  executive
               officers.    Incorporated  by  reference   to
               Exhibit  A  to Textron's Proxy Statement  for
               its  Annual Meeting of Shareholders on  April
               29, 1987.
    10.11      Deferred  Income  Plan for  Non-Employee
               Directors.   Incorporated  by  reference   to
               Exhibit  10.14 to Textron's Annual Report  on
               Form  10-K for the fiscal year ended December
               28, 1996.
    10.12      Employment Agreement  between
               Textron  and  John D. Butler dated  July  23,
               1998.   Incorporated by reference to  Exhibit
               10.2 to Textron's Quarterly Report on Form 10-
               Q  for  the  fiscal quarter ended October  3,
               1998.
    10.13A     Employment   Agreement  between  Textron   and
               Lewis   B.  Campbell  dated  July  23,  1998.
               Incorporated by reference to Exhibit 10.3  to
               Textron's Quarterly Report on Form  10-Q  for
               the fiscal quarter ended October 3, 1998.
    10.13B     Retention  Award  granted  to  Lewis  B.
               Campbell  on December 14, 1995.  Incorporated
               by  reference to Exhibit 10.16B to  Textron's
               Annual  Report  on Form 10-K for  the  fiscal
               year ended December 30, 1995.
    10.14A     Employment Agreement between Textron and
               James  F.  Hardymon dated November  24,  1989
               ("Employment  Agreement").   Incorporated  by
               reference to Exhibit 10.9 to Textron's Annual
               Report on Form 10-K for the fiscal year ended
               December 30, 1989.
    10.14B     Amendment dated as of December 15, 1994,
               to  Employment  Agreement.   Incorporated  by
               reference  to  Exhibit  10.10B  to  Textron's
               Annual  Report  on Form 10-K for  the  fiscal
               year ended December 31, 1994.
    10.14C     Letter  Agreement  between  Textron  and
               James  F.  Hardymon dated as of November  16,
               1998.
    10.15A     Employment Agreement between Textron and
               Herbert  L.  Henkel dated  August  12,  1998.
               Incorporated by reference to Exhibit 10.4  to
               Textron's Quarterly Report on Form  10-Q  for
               the fiscal quarter ended October 3, 1998.
    10.15B     Retention Award  granted
               to  Herbert L. Henkel on December  12,  1996.
               Incorporated by reference to Exhibit 10.17 to
               Textron's  Annual Report for the fiscal  year
               ended January 3, 1998.
    10.16      Employment Agreement between Textron and
               Mary   L.   Howell  dated  July   23,   1998.
               Incorporated by reference to Exhibit 10.5  to
               Textron's Quarterly Report on Form  10-Q  for
               the fiscal quarter ended October 3, 1998.
    10.17      Employment   Agreement   between
               Textron and Wayne W.  Juchatz dated July  23,
               1998.   Incorporated by reference to  Exhibit
               10.6 to Textron's Quarterly Report on Form 10-
               Q  for  the  fiscal quarter ended October  3,
               1998.
    10.18      Employment   Agreement
               between Textron and Stephen L. Key dated July
               23,  1998.   Incorporated  by  reference   to
               Exhibit 10.7 to Textron's Quarterly Report on
               Form   10-Q  for  the  fiscal  quarter  ended
               October 3, 1998.
    10.19      5-Year Credit Agreement dated as of
               April  1,  1998,  among  Textron,  the  Banks
               listed  therein  and  Morgan  Guaranty  Trust
               Company of New York as Administrative  Agent.
               Incorporated by reference to Exhibit 10.2  to
               Textron's Quarterly Report on Form  10-Q  for
               the fiscal quarter ended April 4, 1998.
    12.1       Computation  of  ratio  of  income   to
               combined  fixed  charges and preferred  stock
               dividends of Textron Manufacturing.
    12.2       Computation  of  ratio  of  income   to
               combined  fixed  charges and preferred  stock
               dividends  of  Textron  Inc.  including   all
               majority-owned subsidiaries.
    13         A portion (pages 22 through 57 and pages
               60 through 62) of Textron's 1998 Annual Report to
               Shareholders.
    21         Certain  subsidiaries of  Textron.
               Other  subsidiaries, which considered in  the
               aggregate  do  not constitute  a  significant
               subsidiary, are omitted from such list.
    23         Consent of Independent Auditors.
    24.1       Power of attorney.
    24.2       Certified copy of a resolution of  the  Board
               of Directors of Textron.
    27         Financial Data Schedule (filed electronically
               only).