Form 10-Q
period 1999-04-03
TEXTRON INC
filed 1999-05-12
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                 _______________

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES  EXCHANGE ACT OF 1934
       For the fiscal quarter ended April 3, 1999
       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES AND  EXCHANGE ACT OF 1934

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


                                                  Yes  X No



          Common stock outstanding at May 1, 1999  - 150,782,000 shares


                         PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                  TEXTRON INC.
             Condensed Consolidated Statement of Income (unaudited)
                 (Dollars in millions except per share amounts)
                                                                         Three months ended
                                                                  April 3,                April 4,
                                                                    1999                    1998
Textron Manufacturing
Revenues                                                          $   2,653             $   2,167
Cost and Expenses
Cost of sales                                                         2,236                 1,765
Selling and administrative                                              204                   224
Interest expense                                                         13                    33
Interest income                                                        (16)                     -
  Total costs and expenses                                            2,437                 2,022
Manufacturing income                                                    216                   145
Textron Finance
Revenues                                                                 96                    85
Costs and Expenses
Interest                                                                 41                    37
Selling and administrative                                               23                    18
Provision for losses on collection of finance
  receivables                                                             6                     5
  Total costs and expenses                                               70                    60
Finance income                                                           26                    25
Total Company
Income from continuing operations before income
  taxes and distributions on preferred securities
  of subsidiary trust                                                   242                   170
Income taxes                                                           (91)                  (65)
Distributions on preferred securities of subsidiary
  trust, net of income taxes                                            (6)                   (6)
Income from continuing operations                                       145                    99
Discontinued operations, net of income taxes:
  Income from operations                                                  -                    43
  Gain on disposal                                                    1,615                     -
                                                                      1,615                    43
Income before extraordinary loss                                      1,760                   142
Extraordinary loss from debt retirement, net of
  income taxes                                                         (43)                     -
Net income                                                        $   1,717             $     142
Per common share:
Basic:
  Income from continuing operations                                $    .95              $     .60
  Discontinued operations, net of income taxes                        10.59                    .27
  Extraordinary loss from debt retirement, net of
    income taxes                                                       (.28)                     -
Net income                                                         $  11.26              $     .87
Diluted:
  Income from continuing operations                                $    .93              $     .59
  Discontinued operations, net of income taxes                        10.34                    .26
  Extraordinary loss from debt retirement, net of
    income taxes                                                       (.27)                     -
Net income                                                         $  11.00              $     .85
Average shares outstanding:
  Basic                                                          152,517,000          162,809,000
  Diluted                                                        156,112,000          167,155,000
Dividends per share:
  $2.08 Preferred stock, Series A                                  $     .52             $     .52
  $1.40 Preferred stock, Series B                                  $     .35             $     .35
  Common stock                                                     $     .325            $     .285

See notes to the condensed consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
                Condensed Consolidated Balance Sheet (unaudited)
                              (Dollars in millions)
                                                                   April 3,             January 2,
                                                                   1999                  1999
Assets
Textron Manufacturing
Cash and cash equivalents                                        $     390             $     31
Commercial and U.S. government receivables - net                     1,253                1,160
Inventories                                                          1,700                1,640
Investment in discontinued operations                                    -                1,176
Note receivable due from Textron Finance (Note 10)                     730                    -
Other current assets                                                   313                  348
    Total current assets                                             4,386                4,355
Property, plant, and equipment, less accumulated
  depreciation of $1,940 and $1,874                                  2,150                2,185
Goodwill, less accumulated amortization of $404 and
  $388                                                               2,060                2,119
Other (including net deferred income taxes)                          1,362                1,277
    Total Textron Manufacturing assets                               9,958                9,936
Textron Finance
Cash                                                                    23                   22
Finance receivables - net                                            3,754                3,528
Other assets                                                           243                  235
    Total Textron Finance assets                                     4,020                3,785
    Total assets                                                 $  13,978             $ 13,721
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt            $     181             $  1,735
Accounts payable                                                       933                1,010
Income taxes payable                                                 1,017                   76
Other accrued liabilities                                            1,121                1,098
    Total current liabilities                                        3,252                3,919
Accrued postretirement benefits other than pensions                    759                  762
Other liabilities                                                    1,286                1,367
Long-term debt                                                         313                  880
    Total Textron Manufacturing liabilities                          5,610                6,928
Textron Finance
Other liabilities                                                      193                  162
Deferred income taxes                                                  327                  322
Note payable due to Textron Manufacturing (Note 10)                    730                    -
Debt                                                                 2,284                2,829
    Total Textron Finance liabilities                                3,534                3,313
    Total liabilities                                                9,144               10,241
Textron - obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Textron junior subordinated debt securities                   483                  483
Shareholders' equity
Capital stock:
  Preferred stock                                                       12                   13
  Common stock                                                          24                   24
Capital surplus                                                        961                  931
Retained earnings                                                    5,454                3,786
Accumulated other comprehensive income (loss)                         (79)                 (96)
                                                                     6,372                4,658
  Less cost of treasury shares                                       2,021                1,661
  Total shareholders' equity                                         4,351                2,997
  Total liabilities and shareholders' equity                     $  13,978             $ 13,721
Common shares outstanding                                       150,753,000          154,742,000

See notes to condensed consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

                                  TEXTRON INC.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                  (In millions)
                                                                 Three Months Ended
                                                           April 3,             April 4,
                                                             1999                 1998
Cash flows from operating activities:
Income from continuing operations                          $   145                 $   99
Adjustments to reconcile income from continuing
  operations to net cash provided (used)
  by operating activities:
   Depreciation                                                 81                     65
   Amortization                                                 18                     17
   Provision for losses on receivables                           7                      7
   Dividends from discontinued operation                         -                     90
    Changes in assets and liabilities excluding
      those related to acquisitions and
      divestitures:
        (Increase) in commercial and U.S.
          government receivables                              (68)                   (88)
        (Increase) in inventories                             (30)                  (154)
        (Increase) in other assets                            (99)                  (123)
        Increase (decrease) in accounts payable                  1                   (13)
        (Decrease) increase in accrued
          liabilities                                         (66)                    118
  Other - net                                                   10                     21
  Net cash (used) provided by operating activities             (1)                     39
Cash flows from investing activities:
Finance receivables:
  Originated or purchased                                    (955)                  (801)
  Repaid or sold                                               792                    749
Cash used in acquisitions                                     (52)                  (227)
Net proceeds from dispositions                               3,845                      -
Capital expenditures                                          (98)                   (82)
Other investing activities - net                                12                    (5)
    Net cash provided (used) by investing
     activities                                              3,544                  (366)
Cash flows from financing activities:
Increase (decrease) in short-term debt                     (2,245)                    350
Proceeds from issuance of long-term debt                       200                    300
Principal payments and retirements on
  long-term debt                                             (700)                  (329)
Proceeds from exercise of stock options                         26                     30
Purchases of Textron common stock                            (373)                      -
Dividends paid                                                (91)                   (47)
    Net cash (used) provided by financing activities       (3,183)                    304
Net increase (decrease) in cash                                360                   (23)
Cash and cash equivalents at beginning of period                53                     43
Cash and cash equivalents at end of period                 $   413                 $   20

See notes to condensed consolidated financial statements.

                                  TEXTRON INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:   Basis of presentation

          The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended January 2, 1999. The financial statements reflect all adjustments (consisting only of normal recurring adjustments)
          which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at April 3, 1999, and its consolidated results of operations and cash flows for each of the respective three month periods ended April 3, 1999 and April 4, 1998. Certain prior year balances have been reclassified to conform to the current year presentation. Consistent with prior periods, Textron Finance's first quarter ended on March 31, 1999.

Note 2:   Disposition

          On August 11, 1998, Textron announced that it had reached an agreement to sell Avco Financial Services (AFS) to Associates First Capital Corporation for $3.9 billion in cash. The sale was completed on January 6, 1999. Net after-tax proceeds were approximately $2.9 billion, resulting in an after-tax gain of $1.6 billion. Textron has presented AFS as a discontinued operation in these financial statements.

Note 3:   Extraordinary Loss from Debt Retirement

          During the first quarter of 1999, Textron retired $168 million of 6.625% debentures originally due 2007, $165 million of 8.75% debentures originally due 2022, $146 million of medium term notes with interest rates ranging from 9.375% to 10.01% and other debt totaling $74 million with interest rates ranging from 3.5% to 10.04% for a total of $553 million. As a result of these transactions, Textron recorded an after-tax loss of $43 million, which has been reflected in the condensed consolidated statement of income as an extraordinary item.

Note 4:   Earnings per Share

          FAS 128 requires companies to present basic and diluted earnings per share amounts. The dilutive effect of stock options was 3,595,000 and 4,346,000 shares for the three month periods ending April 3, 1999 and April 4, 1998, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 5:   Cash and Cash Equivalents

          Cash and cash equivalents consist of cash and short-term, highly liquid securities with original maturities of ninety days or less.

Note 6:   Inventories

                                                    April 3,        January 2,
                                                      1999             1999
                                                          (In millions)
          Finished goods                            $   529          $    483
          Work in process                               942               878
          Raw materials                                 454               454
                                                      1,925             1,815
          Less progress payments and customer
            deposits                                    225               175
                                                    $ 1,700          $  1,640


Note 7:   Textron-obligated  mandatorily  redeemable  preferred  securities   of
          subsidiary trust holding solely Textron junior subordinated debt securities

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

Note 8:   Contingencies

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

Note 9:   Comprehensive Income

          During the first quarter of 1999 and 1998, total comprehensive income amounted to $1,734 million and $146 million, respectively.

Note 10:  Intercompany Financing

          Textron Manufacturing has entered into a promissory note agreement with Textron Finance, whereby Textron Finance can borrow up to $1.25 billion from Textron Manufacturing. As of April 3, 1999, the amount outstanding under this agreement is $730 million. The maximum amount outstanding under this agreement during the first quarter was $1.0 billion. The amounts outstanding under this agreement are due on demand and the interest rate is at a rate equivalent to the Federal Reserve Banks' A2/P2 commercial paper rate on the date the funds are drawn down upon. The amount of interest expense/income earned by Textron Finance and Textron Manufacturing, respectively, was approximately $9 million for the three months ending April 3, 1999. Amounts outstanding under this agreement as of April 3, 1999 have not been eliminated and, therefore, are included in total assets and total liabilities on the condensed consolidated balance sheet. Textron Finance's operating income included interest expense incurred under this agreement.

Note 11:  Restructuring Charges

          To enhance the competitiveness and profitability of its core businesses, Textron recorded a pretax charge of $87 million in 1998 ($54 million after-tax or $.32 per diluted share). This charge was recorded based on the decision to exit several small, nonstrategic product lines in Automotive and the former Systems and Components divisions which did not meet Textron return criteria, and to realign certain operations in the Industrial segment. The pretax charges associated with the Automotive and Industrial segments were $25 million and $52 million, respectively. The charge also included the cost of a litigation settlement of $10 million related to the Aircraft segment. Severance costs for approximately 1,800 personnel were included in special charges and are based on established policies and practices. The provision does not include costs associated with the transfer of equipment and personnel, inventory obsolescence, or other normal operating costs associated with the realignment actions. Approximately 815 personnel had been terminated by April 3, 1999. Most of the remaining terminations are expected to be completed by the end of 1999.

          The following table summarizes the spending associated with the 1998 programs (excluding the litigation settlement):

                                       Asset        Severance
                                    impairments       costs        Other       Total
          Initial charge               $  28        $    40        $   9     $   77
          Utilized                      (28)           (11)          (1)       (40)
          Balance April 3, 1999        $   -        $    29        $   8     $   37

Note 12:  Accounting for Internal Use Software

          In 1999, Textron adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that companies capitalize certain internal-use software once certain criteria are met. SOP 98-1 has not had a material effect on Textron's net income and financial condition.

Note 13:  Cost of Start-Up Activities

          In 1999, Textron adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires all costs of start-up activities, including organization costs, to be expensed as incurred. SOP 98-5 has not had a material effect on Textron's net income and financial condition.

Note 14:  New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued FAS 133 "Accounting for Derivative Instruments and Hedging Activities." FAS 133 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. Textron is evaluating the potential impact of this pronouncement on future reporting.

Note 15:  Financial information by borrowing group

          Textron consists of two borrowing groups - the Textron Parent Company Borrowing Group (Textron Manufacturing) and Textron's finance subsidiaries (Textron Finance). Textron Manufacturing consists of all entities of Textron (primarily manufacturing) other than its wholly-owned finance subsidiaries. Textron Finance consists of Textron Financial Corporation (TFC). Textron Manufacturing's cash flow statement includes Textron Finance under the equity method of accounting.

Item 1.   FINANCIAL STATEMENTS (Continued)

Note 15:  Financial information by borrowing group (continued)


Textron Manufacturing
(Unaudited) (In millions)

                                                               Three Months Ended
                                                           April 3,            April 4,
Condensed Statement of Cash Flows                            1999                1998
Cash flows from operating activities:
Income from continuing operations                         $    145            $     99
Adjustments to reconcile income from continuing
  operations to net cash used by operating
  activities:
    Earnings of Textron Finance greater than
     distributions to Textron Manufacturing                    (5)                 (3)
    Dividends received from discontinued operation               -                  90
    Depreciation                                                78                  64
    Amortization                                                17                  16
    Changes in assets and liabilities excluding
     those related to acquisitions and
     divestitures:
       (Increase) in receivables                              (68)                (88)
       (Increase) in inventories                              (30)               (154)
       (Increase) in other assets                             (96)               (149)
       (Decrease) increase in accounts payable
          and accrued liabilities                             (96)                  76
    Other - net                                                  3                  22
      Net cash used by operating activities                   (52)                (27)
Cash flows from investing activities:
Capital expenditures                                          (95)                (82)
Cash used in acquisitions                                        -               (210)
Note receivable due from Textron Finance                     (730)                   -
Net proceeds from dispositions                               3,845                   -
Other investing activities - net                                14                   7
      Net cash provided (used) by investing
        activities                                           3,034               (285)
Cash flows from financing activities:
(Decrease) increase in short-term debt                     (1,542)                 374
Principal payments and retirements on long-term
  debt                                                       (635)                (45)
Proceeds from exercise of stock options                         26                  30
Purchases of Textron common stock                            (373)                   -
Dividends paid                                                (91)                (47)
Contributions paid to Textron Finance                          (8)                (23)
      Net cash (used) provided by financing
        activities                                         (2,623)                 289
Net increase (decrease) in cash                                359                (23)
Cash and cash equivalents at beginning of period                31                  30
Cash and cash equivalents at end of period                $    390            $      7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  TEXTRON INC.
                     Revenues and Income by Business Segment
                                  (In millions)
                                                                 Three Months Ended
                                                           April 3,              April 4,
                                                             1999                  1998
REVENUES
MANUFACTURING:
  Aircraft                                                 $   827              $    656
  Automotive                                                   734                   618
  Industrial                                                 1,092                   893
                                                             2,653                 2,167
FINANCE                                                         96                    85
Total revenues                                             $ 2,749              $  2,252
OPERATING INCOME
MANUFACTURING:
  Aircraft                                                 $    67              $     61
  Automotive                                                    62                    56
  Industrial                                                   122                    95
                                                               251                   212
FINANCE                                                         26                    25
Segment operating income                                       277                   237
Corporate expenses and other - net                            (38)                  (34)
Interest income (expense) - net                                  3                  (33)
Income  from continuing operations before
  income taxes and distributions on preferred
  securities of subsidiary trust                           $   242              $    170


Liquidity and Capital Resources

The  Statements  of  Cash  Flows  for Textron  Inc.  and  Textron  Manufacturing
detailing the changes in cash balances are on pages 4 and 9, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $11 million and $12 million during the first three months of 1999 and 1998, respectively. Dividend payments to shareholders for the first quarter 1999 includes two payments as opposed to the first quarter 1998 when one payment was made. Dividend payments to shareholders in the first quarter 1999 amounted to $91 million, an increase of $44 million over first quarter 1998.

On January 6, 1999 Textron completed its sale of Avco Financial Services to Associates First Capital Corporation for $3.9 billion in cash. Net after-tax proceeds were approximately $2.9 billion, resulting in an after-tax gain of $1.6 billion.

Proceeds from the AFS disposition have already had a significant short-term impact on Textron's capital structure. Textron determined the potential incremental benefits that it could earn from investing the AFS proceeds (within the Company's established investment policies) versus the interest cost avoidance from the retirement of borrowings and determined that the latter provided the greatest value to shareholders. Therefore, as more fully described below, Textron has started to utilize the proceeds to repay long-term and short-term borrowings, as well as, repurchase shares and fund new acquisitions.

During the first quarter of 1999, Textron retired a total of $553 million of long-term high coupon debt. As a result, Textron recorded an after-tax loss of $43 million. In addition, interest rate exchange agreements designated as hedges of the retired borrowings were also terminated in the amount of $479 million.

Textron Manufacturing has entered into a promissory note agreement with Textron Finance, whereby Textron Finance can borrow up to $1.25 billion from Textron Manufacturing. As of April 3, 1999, the amount outstanding under this agreement is $730 million. Textron Finance utilized the proceeds received under this agreement to fund working capital needs as an alternative to incurring new third party indebtedness.

Textron Manufacturing's debt to total capital ratio was 9% at April 3, 1999, down from 43% at year end. Textron Manufacturing has credit facilities outstanding at April 3, 1999 aggregating $1.3 billion, $1.2 billion of which was not used or reserved as support for outstanding commercial paper or bank borrowings. During the first quarter, Textron Manufacturing cancelled $1.5 billion of credit facilities. At March 31, 1999, Textron Finance had credit facilities outstanding of approximately $2.5 billion including the credit facility with Textron Manufacturing, $1.1 billion of which was available at quarter end. Textron Manufacturing had $311 million available at quarter end under its shelf registration statement with the Securities and Exchange Commission. During the first quarter of 1999, Textron Finance issued $200 million under its medium-term note facility. Textron Finance had $272 million available under the facility at March 31, 1999.

During the first quarter of 1999, Textron Inc. repurchased 4.8 million shares of common stock under its Board authorized share repurchase program at an aggregate cost of $363 million.

In April 1999, Textron acquired LCI Corporation International's Fluid Systems Division, a North Carolina-based manufacturer and assembler of gear pumps, filtration systems and accessory equipment for the polymer, extrusion and industrial pump industry, and Flexalloy, an Ohio-based distributor and provider of vendor managed inventory services for the North American fastener market.

Management believes that Textron Manufacturing will continue to have adequate access to credit markets and that its credit facilities, cash flows from operations -- including dividends received from Textron Finance -- and proceeds from the sale of AFS, will continue to be more than sufficient to meet its operating needs and to finance growth.

Quantitative Risk Measures

Textron has used a sensitivity analysis to quantify the market risk inherent in its financial instruments. Financial instruments held by the Company that are subject to market risk (interest rate risk and foreign exchange rate risk) include finance receivables (excluding lease receivables), debt, interest rate exchange agreements, foreign exchange contracts and currency swaps.

Presented below is a sensitivity analysis of the fair value of Textron's financial instruments for April 3, 1999 and January 2, 1999. This analysis has been presented for the first quarter in order to outline the change in the composition of Textron's financial instruments resulting from the utilization of the AFS sale proceeds. The following table illustrates the hypothetical change in the fair value of the Company's financial instruments at April 3, 1999 and year-end assuming a 10% decrease in interest rates and a 10% strengthening in exchange rates against the U.S. dollar. The estimated fair value of the financial instruments was determined by discounted cash flow analysis and by independent investment bankers. This sensitivity analysis is most likely not indicative of actual results in the future.

                                              April 3, 1999                               January 2, 1999
                                                           Hypothetical                                  Hypothetical
                                 Carrying      Fair           Change          Carrying       Fair           Change
(In millions)                     Value        Value       In Fair Value       Value         Value       In Fair Value
Interest Rate Risk
Textron Manufacturing:
Debt                             $  494      $  521           $    7          $2,615       $ 2,706          $  27
 Interest rate exchange
   agreements                         -           1              (4)               -          (11)           (18)
Textron Finance:
 Finance receivables              2,978       3,026               29           2,774         2,837             28
 Debt                             2,284       2,285               14           2,829         2,836             12
 Interest rate exchange
   agreements                         -           1                -               -             1              1
Foreign Exchange Rate Risk
Textron Manufacturing:
 Debt                               244         252               25             319           334             33
 Foreign exchange contracts           -           2             (22)               -             9           (23)
 Currency swaps                    (22)        (29)              100              14            10             84


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

Textron has substantially reached Readiness Level IV. Based on information currently available, Textron estimates that it will achieve full Readiness Level IV by June 30, 1999, except for four projects that are on-schedule and are expected to be complete by August 31, 1999. Textron estimates that it will substantially reach Readiness Level V by June 30, 1999, and achieve full Readiness Level V by September 30, 1999. Textron is having a combination of independent parties and Textron personnel complete an assessment of the implementation of the Program at the corporate headquarters and each business unit. As of mid-April 1999, twenty-four of thirty planned assessments are complete.

The Readiness Level of the Major Elements items that have been inventoried as of January 31, 1999 is shown in the following table. Major Element inventories are under continuous review and additional items may be identified in the future. For the Major Elements of "Suppliers" and "Customers" the indicated Readiness Level refers to Textron's progress in reviewing the readiness of customers and suppliers, and not to Textron's assessment of their readiness.

Major Element                    Percent of Identified Major Element Items
                                             at Readiness Level
                                   II           III        IV          V

Business Systems                   1%           8%         38%        53%
Factory and Facilities
 Equipment                         1%          11%         26%        62%
End-Products                       0%           1%          1%        98%
Suppliers                          1%          10%         75%        14%
Customers                          4%          41%         51%         4%

Year 2000 Costs

The total cost of the Year 2000 Program for continuing operations is estimated to be approximately $115 million. Approximately $61 million is for modifications to existing items and other program expenses and $54 million is for replacement systems which have been or are expected to be capitalized in accordance with Company policy. Through April 3, 1999, total expenditures were $86 million. The estimated future cost to complete the Program is expected to be approximately $29 million including approximately $11 million for replacement systems. Funds for the Program are provided from special project appropriations totaling approximately $24 million and from normal operating and capital budgets. The Year 2000 Program has delayed certain other Textron information management projects. Delay of these projects is not expected to have an adverse impact on Textron.

Risks and Contingency Plans

Year 2000 issues have the potential, if not remediated, to severely disrupt Textron's business operations and to adversely affect Textron's financial condition. The Year 2000 Program is expected to significantly reduce Textron's exposure to these issues, particularly with respect to Textron's Business Systems, Factory & Facilities Equipment, and End-Products. However, it is possible that unanticipated problems may arise in the course of Textron's implementation of the Year 2000 Program. In addition, while monitoring of Year 2000 readiness by Textron's suppliers and customers is a major part of the Year 2000 Program, Textron has very limited ability to ensure Year 2000 readiness by such parties. Textron could also be affected by failure of government agencies, in the U.S. and elsewhere, to maintain governmental services that are essential to Textron's operations. Textron cannot identify all possible scenarios. However, the most reasonably likely worst case scenario would be the inability of third parties, including utilities, to deliver supplies and services that are critical to Textron's operations and that could not quickly be replaced by other suppliers or internally. In such situation, operations at the affected Textron facilities could be interrupted, with adverse effects on Textron's financial results.

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

Results of Operations - Three months ended April 3, 1999 vs Three months ended April 4, 1998

Diluted earnings per share from continuing operations in the first quarter 1999 were $0.93 per share, up 58% from the 1998 amount of $0.59. Income from continuing operations in 1999 of $145 million was up 46% from $99 million in 1998. Revenues increased 22% to $2.7 billion in 1999 from $2.3 billion in 1998.

In August, 1998, Textron announced that it had reached an agreement to sell Avco Financial Services (AFS) to Associates First Capital Corporation for $3.9 billion in cash. The sale of AFS was completed on January 6, 1999 and a gain of $1.62 billion on the sale of AFS was recorded in the first quarter 1999.
Textron also recorded an extraordinary loss of $43 million on the early retirement of debt in the first quarter 1999. Net income, including the gain and extraordinary loss, was $1.717 billion vs $142 million in 1998.

The Aircraft segment's revenues and income increased $171 million (26%) and $6 million (10%), respectively, due to higher results at Cessna Aircraft. Cessna's revenues increased $116 million mainly as a result of higher sales of business jets, primarily the Citation X and the recently introduced Citation Excel. Its income increased as a result of the higher business jet sales, partially offset by lower margins on increased fleet sales, costs associated with the ramp-up in production of new aircraft and increased product development expense related to the Citation CJ2 - a larger, faster version of the CitationJet.

Bell Helicopter's revenues increased $55 million, driven by an increase in U. S. government revenues, primarily on the V-22 contract and the Huey and Cobra upgrade contracts as well as higher foreign military sales. However, income for Bell decreased due to higher product development expense for the BA 609 commercial tiltrotor aircraft and a change in product mix, reflecting lower margins on commercial aircraft and spares sales. This unfavorable impact was partially offset by the higher U. S. government revenues and the recognition into income ($9 million) of cash received in the fourth quarter of 1998 on the formation of a joint venture on the 609 program.

The Automotive segment's revenues increased $116 million (19%), while income increased $6 million (11%). The increase in revenue reflected higher volume at Kautex associated with capacity expansion in North America, higher sales at Trim and the contribution from the Midland Industrial Plastics acquisition. Income for the quarter increased due to the contribution from higher organic sales, as well as improved performance at Trim. These benefits were partially offset by customer price reductions. The margin decline reflected the impact of the acquisition and a higher proportion of lower margin Kautex sales.

The Industrial segment's revenues and income increased $199 million (22%) and $27 million (28%), respectively. These increases reflect the contribution from acquisitions, primarily David Brown, Ring Screw Works, Ransomes, Sukosim and Peiner, and internal growth combined with ongoing margin improvement. Internal growth was driven by higher sales in the Golf and Turf and Fluid & Power Systems businesses. These benefits were partially offset by the divestiture of Fuel Systems in the second quarter of 1998 and lower organic sales in Textron Fastening Systems and Industrial Components.

The Finance segment's revenues increased $11 million (13%), while income increased $1 million (4%). Revenues increased due to a higher level of average receivables and an increase in syndication and portfolio servicing income, partially offset by lower yields on receivables. Income increased as the benefit of higher revenues was partially offset by higher expenses related to growth in the service and fee-related business, businesses with higher operating expense ratios, and a higher provision for loan losses related to the real estate portfolio.

Interest income and expense - net for Textron manufacturing decreased $36 million as a result of the proceeds received in January 1999 from the divestiture of AFS. Interest income increased $16 million, as a result of our net investment position, while interest expense decreased $20 million due to a lower level of average debt, resulting from the payment of debt with the AFS proceeds.

Income taxes - the current quarter's effective income tax rate of 37.6% was lower than the corresponding prior year rate of 38.2%.

Forward-looking Information: Certain statements in this Report, and other oral and written statements made by Textron from time to time, are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other
financial measures.   These   forward-looking  statements  are  subject   to
risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent which Textron is able to successfully integrate acquisitions, (b) changes in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, (c) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers, (d) the extent to which the Company is able to successfully develop, introduce, and launch new products and enter new markets, (e) the level of government funding for Textron products and (f) Textron's ability to complete Year 2000 conversion without unexpected complications and the ability of its suppliers and customers to successfully modify their own programs. For the Aircraft Segment: (a) the timing of certifications of new aircraft products and (b) the occurrence of a severe downturn in the U.S. economy that discourages businesses from purchasing business jets. For the Automotive Segment: (a) the level of consumer demand for the vehicle models for which Textron supplies parts to automotive original equipment manufacturers ("OEM's") and (b) the ability to offset, through cost reductions, pricing pressure brought by automotive OEM customers. For the Industrial Segment: the ability of Textron Fastening Systems to offset, through cost reductions, pricing pressure brought by automotive OEM customers. For the Finance Segment: (a) the level of sales of Textron products for which TFC offers financing and (b) the ability of TFC to maintain credit quality and control costs when entering new markets.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See   the  Company's  Management  Discussion  and  Analysis  "Quantitative  Risk
Measures" section on page 12 for updated information.

                           PART II.  OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

            On April 7, 1999, the U.S. Environmental Protection Agency informed Textron's Bell Helicopter susbsidiary that it was proposing a penalty of $253,000 for alleged violations of the Clean Air Act and the Resource Conservation and Recovery Act relating to operations at one of Bell's plants in Fort Worth, Texas. These alleged violations involve past record keeping, reporting and maintenance of certain controls. Bell is negotiating a resolution of this matter with the EPA.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits

                    12.1 Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing

                    12.2 Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries

                    27 Financial Data Schedule (filed electronically only)

            (b)    Reports on Form 8-K

                   On January 6, 1999, Textron filed a report on Form 8-K, reporting under Item 2 (Acquisition or Disposition of Assets) that it had completed the sale of substantially all the assets of its Avco Financial Services, Inc. unit and filing under Item 7 (Exhibits) the Asset Purchase Agreement, as amended, related to such sale.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TEXTRON INC.

Date:  May 12, 1999                    s/R. L. Yates
                                       R. L. Yates
                                       Vice President and Controller
                                       (principal accounting officer)




                                LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:



                                    Name of Exhibit

12.1 Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing

12.2 Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries

27        Financial Data Schedule (filed electronically only)