Form 10-Q
period 1999-07-03
TEXTRON INC
filed 1999-08-12
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended July 3, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5480

_______________

TEXTRON INC.

(Exact name of registrant as specified in its charter)

_______________

Delaware (State or other jurisdiction of incorporation or organization)	05-0315468 (I.R.S. Employer Identification No.)

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

Yes X No

Common stock outstanding at July 31, 1998 - 150,180,000 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.

Condensed Consolidated Statement of Income (unaudited)

(Dollars in millions except per share amounts)
	Three months ended		Six months ended
	July 3, 1999	July 4, 1998	July 3, 1999	July 4, 1998
Textron Manufacturing
Revenues	$2,783	$2,393	$5,436	$4,560
Cost and Expenses
Cost of sales	2,221	1,948	4,457	3,713
Selling and administrative	327	237	531	461
Gain on sale of division	-	(97)	-	(97)
Special charges	2	87	2	87
Interest expense	3	36	16	69
Interest income	(6)	-	(22)	-
Total costs and expenses	2,547	2,211	4,984	4,233
Manufacturing income	236	182	452	327
Textron Finance
Revenues	104	91	200	176
Costs and Expenses
Interest	49	39	90	76
Selling and administrative	19	20	42	38
Provision for losses on collection of finance receivables	6	5	12	10
Total costs and expenses	74	64	144	124
Finance income	30	27	56	52
Total Company
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trust	266	209	508	379
Income taxes	(97)	(86)	(188)	(151)
Distributions on preferred securities of subsidiary trust, net of income taxes	(7)	(7)	(13)	(13)
Income from continuing operations	162	116	307	215
Discontinued operations, net of income taxes:
Income from operations	-	48	-	91
Gain on disposal	-	-	1,615	-
	-	48	1,615	91
Income before extraordinary loss	162	164	1,922	306
Extraordinary loss from debt retirement, net of income taxes	-	-	(43)	-
Net income	$162	$164	$1,879	$306
Per common share:
Basic:
Income from continuing operations	$1.08	$.71	$2.03	$1.32
Discontinued operations, net of income taxes	-	.29	10.64	.55
Extraordinary loss from debt retirement, net of income taxes	-	-	(.28)	-
Net income	$1.08	$1.00	$12.39	$1.87
Diluted:
Income from continuing operations	$1.05	$.70	$1.98	$1.29
Discontinued operations, net of income taxes	-	.28	10.40	.54
Extraordinary loss from debt retirement, net of income taxes	-	-	(.27)	-
Net income	$1.05	$.98	$12.11	$1.83
Average shares outstanding:
Basic	150,512,000	163,613,000	151,623,000	163,189,000
Diluted	154,096,000	168,027,000	155,230,000	167,541,000
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.04	$1.04
$1.40 Preferred stock, Series B	$.35	$.35	$.70	$.70
Common stock	$.325	$.285	$.65	$.57

See notes to the condensed consolidated financial statements.

Item 1. FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheet (unaudited)
(Dollars in millions)

	July 3, 1999	January 2, 1999
Assets
Textron Manufacturing
Cash and cash equivalents	$246	$31
Commercial and U.S. government receivables - net	1,372	1,160
Inventories	1,828	1,640
Investment in discontinued operations	-	1,176
Other current assets	319	348
Total current assets	3,765	4,355
Property, plant, and equipment, less accumulated depreciation of $2,009 and $1,874	2,294	2,185
Goodwill, less accumulated amortization of $422 and $388	2,205	2,119
Other (including net deferred income taxes)	1,391	1,277
Total Textron Manufacturing assets	9,655	9,936
Textron Finance
Cash	12	22
Finance receivables - net	3,900	3,528
Other assets	251	235
Total Textron Finance assets	4,163	3,785
Total assets	$13,818	$13,721
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$218	$1,735
Accounts payable	1,069	1,010
Income taxes payable	529	76
Other accrued liabilities	1,089	1,098
Total current liabilities	2,905	3,919
Accrued postretirement benefits other than pensions	755	762
Other liabilities	1,339	1,367
Long-term debt	292	880
Total Textron Manufacturing liabilities	5,291	6,928
Textron Finance
Other liabilities	186	162
Deferred income taxes	330	322
Debt	3,151	2,829
Total Textron Finance liabilities	3,667	3,313
Total liabilities	8,958	10,241
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities	483	483
Shareholders' equity
Capital stock:
Preferred stock	12	13
Common stock	24	24
Capital surplus	982	931
Retained earnings	5,567	3,786
Accumulated other comprehensive income (loss)	(86)	(96)
	6,499	4,658
Less cost of treasury shares	2,122	1,661
Total shareholders' equity	4,377	2,997
Total liabilities and shareholders' equity	$13,818	$13,721
Common shares outstanding	150,109,000	154,742,000

See notes to condensed consolidated financial statements

Item 1. FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	July 3, 1999	July 4, 1998
Cash flows from operating activities:
Income from continuing operations	$307	$215
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	167	137
Amortization	40	31
Gain on sale of division	-	(97)
Special charges	2	87
Provision for losses on receivables	12	12
Dividends from discontinued operations	-	115
Deferred income taxes	35	11
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
(Increase) in commercial and U.S. government receivables	(84)	(113)
(Increase) in inventories	(103)	(198)
(Increase) in other assets	(151)	(126)
Increase (decrease) in accounts payable	12	(53)
(Decrease) increase in accrued liabilities	(114)	189
Other - net	5	(27)
Net cash provided by operating activities	128	183
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(2,130)	(1,857)
Repaid or sold	1,838	1,741
Cash used in acquisitions	(295)	(441)
Investments in joint ventures	(41)	-
Net proceeds from dispositions	3,376	160
Capital expenditures	(222)	(196)
Other investing activities - net	17	11
Net cash provided (used) by investing activities	2,543	(582)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(1,717)	561
Proceeds from issuance of long-term debt	660	310
Principal payments and retirements on long-term debt	(834)	(361)
Proceeds from exercise of stock options	43	39
Purchases of Textron common stock	(478)	-
Dividends paid	(140)	(93)
Net cash (used) provided by financing activities	(2,466)	456
Net increase in cash and cash equivalents	205	57
Cash and cash equivalents at beginning of period	53	43
Cash and cash equivalents at end of period	$258	$100

See notes to condensed consolidated financial statements.

TEXTRON INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Basis of presentation

The financial statements should be read in conjunction with the financial statements
included in Textron's Annual Report on Form 10-K for the year ended January     2,
1999. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair
presentation of Textron's consolidated financial position at July     3, 1999, and its
consolidated results of operations and cash flows for each of the respective three and
six month periods ended July     3, 1999 and July     4, 1998. Certain prior year balances
have been reclassified to conform to the current year presentation. Consistent with
prior periods, Textron Finance's second quarter ended on June     30, 1999.

Note 2: Disposition

On August     11, 1998, Textron announced that it had reached an agreement to sell
Avco Financial Services (AFS) to Associates First Capital Corporation for $3.9
billion in cash. The sale was completed on January     6, 1999. Net after-tax proceeds
are expected to approximate $2.9 billion, resulting in an after-tax gain of $1.6 billion. Textron has presented AFS as a discontinued operation in these financial statements.

Note 3: Extraordinary Loss from Debt Retirement

During the first quarter of 1999, Textron retired $168 million of 6.625% debentures originally due 2007, $165 million of 8.75% debentures originally due 2022, $146 million of medium term notes with interest rates ranging from 9.375% to 10.01%
and other debt totaling $74 million with interest rates ranging from 3.5% to 10.04%.
As a result of these transactions, Textron recorded an after-tax loss of $43 million, which has been reflected in the condensed consolidated statement of income as an extraordinary item.

Note 4: Earnings per Share

FAS 128 requires companies to present basic and diluted earnings per share amounts. The dilutive effect of stock options was 3,607,000 and 4,352,000 shares
for the six month periods ending July     3, 1999 and July     4, 1998, respectively.
Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 5: Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid securities with original maturities of ninety days or less.

Note 6: Inventories
	July 3, 1999	January 2, 1999
	(In millions)
Finished goods	$608	$483
Work in process	994	878
Raw materials	450	454
	2,052	1,815
Less progress payments and customer deposits	224	175
	$1,828	$1,640

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

Note 9: Comprehensive Income

During the first six months of 1999 and 1998, total comprehensive income amounted to $1,889 million and $276 million, respectively. For the three month period ended
July 3, 1999 and July 4, 1998, total comprehensive income amounted to $155 million and $130 million, respectively.

Note 10: Intercompany Financing

In the first quarter of 1999, Textron Manufacturing entered into a promissory note agreement with Textron Finance, whereby Textron Finance could borrow up to
$1.25 billion from Textron Manufacturing. The maximum amount outstanding under this agreement during the first six months of 1999 was $1.0 billion. The amount of interest expense/income incurred/earned by Textron Finance and Textron
Manufacturing, respectively, was approximately $6 million and $15 million for the
three and six month periods ending July     3, 1999. Textron Finance's operating
income includes interest expense incurred under this agreement. As of July 3, 1999, there were no amounts outstanding under this agreement and the agreement was cancelled.

Note 11: Special Charges

In the second quarter of 1999, the Company reassessed the remaining actions anticipated in the 1998 program and determined that certain projects should be delayed or cancelled while other provisions were no longer necessary. Specifically, provisions for severance and exit costs associated with the decision to exit certain automotive product lines were no longer required due to a decision to build different products in a plant originally anticipated to be closed. In the Industrial Segment, certain cost reduction programs in the Fluid and Power Group have been suspended as a result of management's evaluation of the opportunities presented by the David
Brown acquisition. Some smaller programs have been delayed as the Company re-
examines strategic alternatives. Others were completed at costs less than originally anticipated.

Concurrently, the Company initiated a series of new cost reduction efforts in the
Industrial Segment designed to significantly reduce headcount from levels at the beginning of the year. Significant actions include the downsizing of an underperforming plant in Europe and targeted headcount reductions across most
Industrial divisions. Headcount reductions were also effected at Bell Helicopter.

As a result of the above, in the second quarter the Company reversed approximately
$24 million of reserves no longer deemed necessary for the 1998 programs and recorded severance accruals of approximately $21 million and recorded a charge
related to asset impairment of $5 million. As of July     3, 1999, approximately 1,400
people had been terminated under these severance programs. The Company continues to evaluate additional programs and expects cost reduction efforts to continue over the next year. Additional charges may be required in the future when such programs become finalized.

The following table summarizes the spending associated with 1998 and 1999 programs:

(In millions)	Asset impairments	Severance & other	Total
Balance January 1, 1999	$-	$40	$40
Utilized first quarter of 1999	-	(3)	(3)
No longer required	-	(24)	(24)
1999 Programs	5	21	26
Utilized second quarter of 1999	(5)	(6)	(11)
Balance July 3, 1999	$-	$28	$28

Note 12: New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued FAS     133
"Accounting for Derivative Instruments and Hedging Activities." FAS     133 requires
an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. In June 1999, the FASB issued FAS 137 which deferred the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after
June 15, 2000. Textron is evaluating the potential impact of this pronouncement on future reporting.

At its March 24, 1999 meeting, the Emerging Issues Task Force (EITF) added to its agenda an issue addressing whether pre-production engineering costs are capitalizable fixed asset costs, start-up costs within the scope of SOP 98-5, or research and development costs within the scope of FASB Statement No. 2. At its
July     22, 1999 meeting, the EITF did not reach a consensus.

At July 3, 1999, other assets includes approximately $83 million of customer engineering costs for which customer reimbursement is anticipated.

Note 13: Financial information by borrowing group

Textron's financings are conducted through two borrowing groups, Textron Finance and Textron Manufacturing. This framework is designed to enhance the Company's borrowing power by separating the Finance segment, which is a borrowing unit of a specialized business nature. Textron Finance consists of Textron Financial
Corporation consolidated with its subsidiaries, which are the entities through which
Textron operates its Finance segment. Textron Finance finances its operations by borrowing from its own group of external creditors. Textron Manufacturing is
Textron Inc., the parent company, consolidated with the entities which operate in the
Aircraft, Automotive and Industrial business segments.

Item 1. FINANCIAL STATEMENTS (Continued)

Note 13: Financial information by borrowing group (continued)

Textron Manufacturing
(unaudited) (In millions)

	Six Months Ended
Condensed Statement of Cash Flows	July 3, 1999	July 4, 1998
Cash flows from operating activities:
Income from continuing operations	$307	$215
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance Group greater than distributions to Parent Group	(16)	(11)
Depreciation	161	132
Amortization	38	30
Gain on sale of division	-	(97)
Special charges	2	87
Dividends received from discontinued operation	-	115
Deferred taxes	27	12
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
(Increase) in receivables	(84)	(113)
(Increase) in inventories	(103)	(198)
(Increase) in other assets	(144)	(188)
(Increase) decrease in accounts payable and accrued liabilities	(127)	109
Other - net	5	(11)
Net cash provided by operating activities	66	82
Cash flows from investing activities:
Capital expenditures	(217)	(191)
Cash used in acquisitions	(242)	(424)
Investments in joint ventures	(41)	-
Net proceeds from dispositions	3,376	160
Other investing activities - net	21	22
Net cash provided (used) by investing activities	2,897	(433)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(1,526)	524
Proceeds from issuance of long-term debt	-	9
Principal payments and retirements on long-term debt	(639)	(58)
Proceeds from exercise of stock options	43	39
Purchases of Textron common stock	(478)	-
Dividends paid	(140)	(93)
Contributions paid to Finance Group	(8)	(23)
Net cash (used) provided by financing activities	(2,748)	398
Net increase in cash and cash equivalents	215	47
Cash and cash equivalents at beginning of period	31	30
Cash and cash equivalents at end of period	$246	$77

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TEXTRON INC.
Revenues and Income by Business Segment
(In millions)

	Three Months Ended		Six Months Ended
	July 3, 1999	July 4, 1998	July 3, 1999	July 4, 1998
REVENUES
MANUFACTURING:
Aircraft	$885	$858	$1,712	$1,514
Automotive	757	583	1,491	1,201
Industrial	1,141	952	2,233	1,845
	2,783	2,393	5,436	4,560
FINANCE	104	91	200	176
Total revenues	$2,887	$2,484	$5,636	$4,736
INCOME
MANUFACTURING:
Aircraft	$75	$91	$142	$152
Automotive	62	43	124	99
Industrial	133	108	255	203
	270	242	521	454
FINANCE	30	27	56	52
	300	269	577	506
Gain on sale of division	-	97	-	97
Special charges *	(2)	(87)	(2)	(87)
Segment income	298	279	575	516
Corporate expenses and other - net	(35)	(34)	(73)	(68)
Interest income (expense) - net	3	(36)	6	(69)
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trust	$266	$209	$508	$379

  The July 3, 1999 special charges include special charges of $26 million primarily for the
  Industrial Segment and a reversal of $24 million of reserves no longer deemed necessary for the 1998 programs ($8 million Automotive segment, $16 million Industrial segment).

The July 4, 1998 special charges include special charges of $10 million for the Aircraft segment, $25 million for the Automotive segment and $52 million for the Industrial segment.
The gain on sale of division relates to the Industrial segment.

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 9, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $19 million and $21 million during the first six months of 1999 and 1998, respectively. Dividend payments to shareholders for the first six months of 1999 includes three payments as opposed to the first six months of 1998 when two payments were made. Dividend payments to shareholders for the first six months of 1999 amounted to $140 million, an increase of $47 million over the first six months of 1998.

On January     6, 1999 Textron completed its sale of Avco Financial Services to Associates First
Capital Corporation for $3.9 billion in cash. Net after-tax proceeds will approximate $2.9 billion, resulting in an after-tax gain of $1.6 billion.

During the first quarter of 1999, Textron retired $553 million of long-term high coupon debt and terminated $479 million of interest rate exchange agreements designated as hedges of the retired borrowings. As a result, Textron recorded, as an extraordinary item, an after-tax loss of $43 million.

Textron typically finances foreign acquisitions with domestic borrowings. Such borrowings are typically converted synthetically into foreign currency borrowings by means of foreign currency exchange agreements. Under the terms of the agreements, Textron is obligated to make floating rate foreign currency interest payments to the counterparties, and the counterparties, in turn, are obligated to make floating rate US dollar interest payments to Textron. These payments are recorded as an adjustment to interest expense. In June 1999, Textron entered into fixed rate interest rate exchange agreements to fix the interest rate on the above-noted foreign currency exchange agreements and other floating rate debt. The purpose of the fixed rate interest rate exchange agreements, which all mature by March 21, 2000, is to insulate Textron against higher floating rate interest rates around year end 1999. The fixed rate interest rate exchange agreements have the following notional principal amounts: $323 million in euros; $352 million in British Pound sterling; and, $437 million in US dollars.

Textron Manufacturing's debt to total capital ratio was 9% at July     3, 1999, down from 43% at
year end.

A summary of credit line facilities is as follows:

Credit Facilities
	Textron Manufacturing		Textron Finance
(in millions)	January 2, 1999	July 3, 1999	December 31, 1998	June 30, 1999
Total lines	$2,755	$1,273	$1,200	$1,200
Amount available	1,084	1,129	114	16

At July 3, 1999, Textron had $311 million available under its shelf registration statement with the Securities and Exchange Commission. Early in the third quarter Textron issued $300 million of 6-3/8% senior notes which mature in 2004. The proceeds from the sale of notes will be used for general corporate purposes. On August 5, Textron filed a shelf registration statement with the Securities and Exchange Commission registering up to $2 billion in common stock, preferred stock and debt securities of Textron and preferred securities of trusts sponsored by Textron.

During the first six months of 1999, Textron Finance increased its medium-term note facility by
$250 million and issued $605 million under the facility. $25 million was available under the
facility at June     30, 1999.

During the first six months of 1999, Textron repurchased 6.1 million shares of common stock under its Board authorized share repurchase program at an aggregate cost of $460 million.

During the first half of 1999, Textron acquired six companies and commenced two joint ventures. The total cost of the acquisitions and investment in joint ventures was approximately
$335 million. The following is a brief description of these acquisitions and joint ventures:

  Flexalloy, Inc., a provider of vendor managed inventory services for the North American fastener market;

  LCI Corporation International's Fluid Systems Division, a manufacturer and assembler of gear pumps, filtration systems and accessory equipment for the polymer, extrusion and industrial pump industry.

  Energy Manufacturing Inc. and Williams Machine & Tool Co., manufacturers of welded hydraulic cylinders, valves, pumps and reservoirs for the agriculture, construction, waste handling and truck equipment industries, and other industries utilizing hoist and material handling technology.

  Alstom Gears, a UK based leading supplier of components, systems and services to the energy and transport infrastructure markets.

  Textron Finance acquired an amusement park and carnival receivable portfolio from
  Southern Capital Corporation.

  A joint venture was entered with Breed Technologies, Inc. and Italy-based Magneti Marelli
  S.p.A. The joint venture was formed to design, develop and manufacture instrument panels, bumpers, and exterior and interior trim for Fiat.

  The Textron Fastening Systems/Tri-Star Corp. Limited., joint venture was formed in 1998 with Taiwan-based San Shing Hardware Works Company to manufacture internally threaded nuts. The joint venture commenced operations in 1999.

On July 9, 1999 Textron Finance purchased a specialty finance company, RFC Capital
Corporation, that serves the commercial customers in the telecommunications industry.

Management believes that Textron will continue to have adequate access to credit markets and that its credit facilities, cash flows from operations and proceeds from the sale of AFS, will continue to be more than sufficient to meet its operating needs and to finance growth.

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

Level V)

Systems critical to operations have been tested. Audits and associated corrective actions have been completed. Contingency plans have been completed. Follow-up checking of suppliers and customers is continuing. In all material respects, Textron is ready for Year 2000.

Textron has substantially reached Readiness Level V. Based on information currently available,
Textron estimates that it will achieve full Readiness Level V by September 30, 1999. In addition, Textron has reached full Readiness Level IV, except for fifteen projects that are expected to be complete by September 30, 1999. Textron has had a combination of independent parties and Textron personnel complete an assessment of the implementation of the Program at the corporate headquarters and each business unit. As of June 30, 1999, twenty-nine of thirty planned assessments are complete and the last one is expected to be complete in July.

The Readiness Level of the Major Elements items that have been inventoried as of June 30, 1999 is shown in the following table. Major Element inventories are under continuous review and additional items may be identified in the future. For the Major Elements of "Suppliers" and
"Customers" the indicated Readiness Level refers to Textron's progress in reviewing the readiness of customers and suppliers, and not to Textron's assessment of their readiness.

Major Element	Percent of Identified Major Element Items at Readiness Level
	II	III	IV	V

Business Systems	0%	1%	9%	90%
Factory and Facilities Equipment	0%	0%	5%	95%
End-Products	0%	0%	0%	100%
Suppliers	0%	2%	21%	77%
Customers	0%	11%	37%	52%

Year 2000 Costs

The total cost of the Year 2000 Program for continuing operations is estimated to be approximately $118 million. Approximately $62 million is for modifications to existing items and other program expenses and $56 million is for replacement systems which have been or are expected to be capitalized in accordance with Company policy. Through July 3, 1999, total expenditures were $95 million. The estimated future cost to complete the Program is expected to be approximately $23 million including approximately $9 million for replacement systems.
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

Contingency plans to cover situations in which Year 2000 problems arise despite Textron's efforts are substantially ready. Textron is monitoring the Year 2000 readiness of critical suppliers and has identified qualified alternate suppliers that can be substituted if necessary.
Also, Textron is prepared to increase certain inventories prior to the end of 1999 if necessary to assure timely deliveries to critical customers. Textron has established procedures to curtail and, if necessary, shut down production at operations affected by disruptions in services provided by utilities. Textron is preparing facilities, procedures and alternate utility sources to support critical communications if there are disruptions in normal communications services.

Forward-looking statements contained in this report relating to Year 2000 issues, including expectations of readiness, possible effects on Textron and similar matters, are subject to the risks described in this section.

Results of Operations - Three months ended July 3, 1999 vs Three months ended July 4, 1998

Diluted earnings per share from continuing operations in the second quarter of 1999 were $1.05 per share, up 50% from the 1998 amount of $0.70. Income from continuing operations in 1999 of $162 million was up 40% from $116 million in 1998. Revenues increased 16% to $2.9 billion in 1999 from $2.5 billion in 1998. Net income was $162 million vs $164 million in 1998, which included $48 million from a discontinued operation.

The Aircraft segment's revenues increased $27 million (3%), while income decreased $16 million (18%). Cessna Aircraft's revenues increased $76 million as a result of higher sales of business jets, primarily the Citation Excel, and higher single engine aircraft sales. Its income decreased slightly as the contribution from the higher sales was more than offset by lower margins on increased international sales, higher manufacturing costs associated with the ramp-up in production of new aircraft, and increased new product development expense related to the
Citation CJ2. Bell Helicopter's revenues decreased $49 million due to lower commercial and U.
S. Government helicopter sales, partially offset by higher U. S. Government revenues on the V-
22 production contract and the Huey and Cobra upgrade contracts. Bell's income decreased due to the lower revenues, a change in product mix reflecting lower margins on commercial and U.
S. Government helicopter sales, and higher expenses related to new product development. This unfavorable impact was partially offset by the recognition into income ($9 million) of cash received in the fourth quarter of 1998 on the formation of a joint venture on the 609 program.

The Automotive segment's revenues increased $174 million (30%), while income increased $19 million (44%). The increase in revenues was due primarily to higher volume at Kautex associated with capacity expansion in North America and higher sales at Trim, reflecting increased DaimlerChrysler and General Motors production. The increase in revenues also reflected the benefit of acquisitions. Despite customer price reductions, income increased due to the contribution from higher organic sales and improved performance at Trim and Kautex.

The Industrial segment's revenues and income increased $189 million (20%) and $25 million
(23%), respectively. These increases reflected the contribution from acquisitions, primarily
David Brown, Ring Screw Works and Flexalloy, and higher organic sales in the Golf and Turf business, combined with ongoing margin improvement. In addition, second quarter 1998 results were depressed by a one-month strike at Textron's Jacobsen plant and a strike at General Motors.
These benefits were partially offset by the divestiture of Fuel Systems in the second quarter 1998 and lower organic sales in the Fluid & Power Systems Group.

The Finance segment's revenues increased $13 million (14%), while income increased $3 million (11%). Revenues increased due to a higher level of average receivables and an increase in servicing fee income, partially offset by lower yields on receivables and a decrease in operating lease revenues. Income increased as the benefit of higher revenues more than offset higher expenses related to growth in the service and fee-related business and a higher provision for loan losses related to the equipment finance portfolio.

Special charges (credits) - in the second quarter of 1999, Textron reassessed the remaining actions anticipated in the special charge recorded in the second quarter of 1998 and determined that certain projects should be delayed or canceled while other provisions were no longer necessary. Specifically, provisions for severance and exit costs associated with the decision to exit certain automotive product lines were no longer required due to a decision to build different products in a plant originally anticipated to be closed. In the Industrial Segment, certain cost reduction programs in the Fluid and Power Systems Group have been suspended as a result of management's evaluation of the opportunities presented by the David Brown acquisition. Some smaller programs have been delayed as Textron re-examines strategic alternatives. Others were completed at costs less than originally anticipated.

Concurrently, Textron initiated a series of new cost reduction efforts in the Industrial Segment designed to significantly reduce headcount from levels at the beginning of the year. Significant actions include the downsizing of an underperforming plant in Europe and targeted headcount reductions across all Industrial divisions. Headcount reductions were also effected at Bell
Helicopter.

As a result of the above, in the second quarter Textron reversed approximately $24 million of reserves no longer deemed necessary for the 1998 programs and recorded a provision of approximately $21 million for severance and write downs of approximately $5 million for impaired assets. Textron continues to evaluate additional programs and expects cost reduction efforts to continue over the next year. Additional charges may be required in the future when such programs become finalized.

Interest income and expense - net for Textron manufacturing decreased $39 million as a result of the proceeds received in January 1999 from the divestiture of Avco Financial Services.
Interest income increased $6 million, as a result of Textron's net investment position, while interest expense decreased $33 million due to a lower level of average debt, resulting from the pay down of debt with the Avco Financial Services proceeds.

Income taxes - the current quarter's effective income tax rate of 36.5% was lower than the corresponding prior year rate of 41.1%, due primarily to the nontax deductibility of goodwill related to the second quarter 1998 divestiture of Fuel Systems Textron and the benefit of tax planning initiatives that are being realized in 1999.

Results of Operations - Six months ended July 3, 1999 vs Six months ended July 4, 1998

Diluted earnings per share from continuing operations in the first half of 1999 were $1.98 per share, up 53% from the 1998 amount of $1.29. Income from continuing operations in 1999 of
$307 million was up 43% from $215 million in 1998. Revenues increased 19% to $5.6 billion in
1999 from $4.7 billion in 1998.

In August, 1998, Textron announced that it had reached an agreement to sell Avco Financial
Services (AFS) to Associates First Capital Corporation for $3.9 billion in cash. The sale of AFS was completed on January 6, 1999 and a gain of $1.62 billion on the sale of AFS was recorded in the first quarter 1999. Textron also recorded an extraordinary loss of $43 million on the early retirement of debt in the first quarter 1999. Net income, including the gain and extraordinary loss, was $1.88 billion vs $306 million in 1998, which included $91 million from a discontinued
operation.

The Aircraft segment's revenues increased $198 million (13%) while income decreased $10 million (7%). Cessna's revenues increased $192 million as a result of higher sales of business jets, primarily the Citation Excel and the Citation X, and higher single engine aircraft sales. Its income increased as a result of the higher sales, partially offset by lower margins on increased fleet and international sales, higher manufacturing costs associated with the ramp-up in production of new aircraft and increased new product development expense related to the
Citation CJ2. Bell Helicopter's revenues increased $6 million, due primarily to higher revenues on the V-22 production contract and the Huey and Cobra upgrade contracts, partially offset by lower commercial and U. S. Government helicopter sales. Bell's income decreased due primarily to a change in product mix reflecting lower margins on commercial and U. S.
Government helicopter sales and higher expenses related to new product development. This unfavorable impact was partially offset by the recognition into income ($18 million) of cash received in the fourth quarter of 1998 on the formation of a joint venture on the 609 program.

The Automotive segment's revenues increased $290 million (24%), while income increased $25 million (25%). The increase in revenues was due primarily to higher volume at Kautex associated with capacity expansion in North America and higher sales at Trim, reflecting increased DaimlerChrysler and General Motors production. The increase in revenues also reflected the benefit of acquisitions. Despite customer price reductions, income increased due to the contribution from higher organic sales and improved performance at Trim and Kautex.

The Industrial segment's revenues and income increased $388 million (21%) and $52 million
(26%), respectively. These increases reflected the contribution from acquisitions, primarily
David Brown, Ring Screw Works, Ransomes, Sukosim and Flexalloy, and higher organic sales in the Golf and Turf and Fluid & Power Systems businesses, combined with ongoing margin improvement. In addition, 1998 results were depressed by a one-month strike at Textron's
Jacobsen plant and a strike at General Motors. These benefits were partially offset by the divestiture of Fuel Systems in the second quarter 1998 and lower organic sales in Textron
Fastening Systems and Industrial Components.

The Finance segment's revenues increased $24 million (14%), while income increased $4 million (8%). Revenues increased due to a higher level of average receivables and an increase in servicing fee and syndication income, partially offset by lower yields on receivables and a decrease in operating lease revenues. Income increased as the benefit of higher revenues more than offset higher expenses related to growth in the service and fee-related business and a higher provision for loan losses related to the equipment finance portfolio.

Interest income and expense - net for Textron manufacturing decreased $75 million as a result of the proceeds received in January 1999 from the divestiture of Avco Financial Services.
Interest income increased $22 million, as a result of Textron's net investment position, while interest expense decreased $53 million due to a lower level of average debt, resulting from the pay down of debt with the Avco Financial Services proceeds.

Income taxes - the effective income tax rate of 37.0% for the first half of 1999 was lower than the corresponding prior year rate of 39.8%, due primarily to the nontax deductibility of goodwill related to the second quarter 1998 divestiture of Fuel Systems Textron and the benefit of tax planning initiatives that are being realized in 1999.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in the Quantitative Risk Measure information disclosed in
the April     3, 1999 Form 10-Q.

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

Textron Automotive's Rantoul, IL plant is the subject of an enforcement action before the U.S. Environmental Protection Agency, Region V (Chicago), in connection with the plant's air permits. The plant is alleged to have exceeded the allowable volatile organic compound content limit contained in its permits with respect to certain coatings used in its painting operations. The EPA has indicated that it may propose a civil penalty in the amount of $187,000.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Textron's annual meeting of shareholders held on April 28, 1999, the following items were voted upon:
	1.	The following persons were elected to serve as directors in Class III for three year terms expiring in 2002 and received the votes listed.
		Name	For	Withheld
		H. Jesse Arnelle	128,514,141	2,505,428
		John D. Macomber	128,745,998	2,273,571
		Brian H. Rowe	128,689,318	2,330,251
		Sam F. Segnar	128,737,680	2,281,889
		Martin D. Walker	128,712,437	2,307,132

The following directors have terms of office which continued after the meeting:
Teresa Beck, Lewis B. Campbell, R. Stuart Dickson, Lawrence K. Fish, Joe T.
Ford, Paul E. Gagné, John A. Janitz, Dana G. Mead, Jean Head Sisco and
Thomas B. Wheeler.

	2.	The adoption of the Textron 1999 Long-Term Incentive Plan was approved by the following vote:
		For	Against	Abstain	Broker Non-Votes
		119,487,881	8,278,978	1,637,856	1,614,854
	3.	The appointment of Ernst & Young LLP as Textron's independent auditors for 1999 was ratified by the following vote:
		For	Against	Abstain	Broker Non-Votes
		128,480,078	488,362	2,051,129	0
	4.	A shareholder proposal regarding Textron's foreign military sales was rejected by the following vote:
		For	Against	Abstain	Broker Non-Votes
		6,148,449	105,088,843	5,879,736	13,902,541
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits
		10.1	Amendment to Annual Incentive Compensation Plan for Textron Employees.
		10.2	Amendment to Deferred Income Plan for Textron Key Executives.
		10.3	Amendment to Supplemental Benefits Plan for Textron Key Executives.
		10.4	Amendment to Supplemental Retirement Plan for Textron Key Executives.
		10.5	Amendment to Survivor Benefit Plan for Textron Key Executives.
		10.6	Amendment to 1994 Long Term Incentive Plan for Textron Employees.
		12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing.
		12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries.
		27	Financial Data Schedule (filed electronically only)
	(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the second quarter ended July 3, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	August 12, 1999	s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
10.1	Amendment to Annual Incentive Compensation Plan for Textron Employees.
10.2	Amendment to Deferred Income Plan for Textron Key Executives.
10.3	Amendment to Supplemental Benefits Plan for Textron Key Executives.
10.4	Amendment to Supplemental Retirement Plan for Textron Key Executives.
10.5	Amendment to Survivor Benefit Plan for Textron Key Executives.
10.6	Amendment to 1994 Long Term Incentive Plan for Textron Employees.
12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing
12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries
27	Financial Data Schedule (filed electronically only)