Form 10-Q/A
period 1999-07-03
TEXTRON INC
filed 1999-08-13
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

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

Yes X No

Common stock outstanding at July 31, 1999 - 150,180,000 shares

The purpose of this amendment is to correct a typographical error on the cover page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	August 13, 1999	s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)