Form 10-Q
period 1999-10-02
TEXTRON INC
filed 1999-11-08
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended October 2, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at October 30, 1999 - 148,741,000 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Condensed Consolidated Statement of Income (unaudited)
(Dollars in millions except per share amounts)
	Three months ended		Nine months ended
	October 2, 1999	October 3, 1998	October 2, 1999	October 3, 1998
Textron Manufacturing
Revenues	$2,587	$2,253	$8,023	$6,813
Cost and Expenses
Cost of sales	2,108	1,833	6,565	5,545
Selling and administrative	271	232	802	694
Gain on sale of division	-	-	-	(97)
Special charges/(credits)	(3)	-	(1)	87
Interest expense	11	37	27	106
Interest income	(4)	-	(26)	-
Total costs and expenses	2,383	2,102	7,367	6,335
Manufacturing income	204	151	656	478
Textron Finance
Revenues	122	99	322	275
Costs and Expenses
Interest	45	40	135	116
Selling and administrative	29	20	71	58
Provision for losses on collection of finance receivables	10	6	22	16
Total costs and expenses	84	66	228	190
Finance income	38	33	94	85
Total Company
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trust	242	184	750	563
Income taxes	(90)	(70)	(278)	(221)
Distributions on preferred securities of subsidiary trust, net of income taxes	(6)	(6)	(19)	(19)
Income from continuing operations	146	108	453	323
Discontinued operations, net of income taxes:
Income from operations	-	34	-	125
Gain on disposal	-	-	1,615	-
	-	34	1,615	125
Income before extraordinary loss	146	142	2,068	448
Extraordinary loss from debt retirement, net of income taxes	-	-	(43)	-
Net income	$146	$142	$2,025	$448
Per common share:
Basic:
Income from continuing operations	$.97	$.67	$3.00	$1.99
Discontinued operations, net of income taxes	-	.20	10.68	.76
Extraordinary loss from debt retirement, net of income taxes	-	-	(.28)	-
Net income	$.97	$.87	$13.40	$2.75
Diluted:
Income from continuing operations	$.95	$.65	$2.93	$1.94
Discontinued operations, net of income taxes	-	.20	10.44	.74
Extraordinary loss from debt retirement, net of income taxes	-	-	(.27)	-
Net income	$.95	$.85	$13.10	$2.68
Average shares outstanding:
Basic	150,069,000	162,156,000	151,153,000	162,718,000
Diluted	153,406,000	166,116,000	154,654,000	166,927,000
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.56	$1.56
$1.40 Preferred stock, Series B	$.35	$.35	$1.05	$1.05
Common stock	$.325	$.25	$.975	$.855

See notes to the condensed consolidated financial statements.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheet (unaudited)
(Dollars in millions)

	October 2, 1999	January 2, 1999
Assets
Textron Manufacturing
Cash and cash equivalents	$356	$31
Commercial and U.S. government receivables - net	1,388	1,160
Inventories	1,968	1,640
Other current assets	309	348
Investment in discontinued operations	-	1,176
Total current assets	4,021	4,355
Property, plant, and equipment, less accumulated depreciation of $2,011 and $1,874	2,389	2,185
Goodwill, less accumulated amortization of $473 and $388	2,587	2,119
Other (including net deferred income taxes)	1,418	1,277
Total Textron Manufacturing assets	10,415	9,936
Textron Finance
Cash	54	22
Finance receivables - net	4,334	3,528
Other assets	295	235
Total Textron Finance assets	4,683	3,785
Total assets	$15,098	$13,721
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$194	$1,735
Accounts payable	1,104	1,010
Income taxes payable	361	76
Other accrued liabilities	1,215	1,098
Total current liabilities	2,874	3,919
Accrued postretirement benefits other than pensions	745	762
Other liabilities	1,307	1,367
Long-term debt	1,095	880
Total Textron Manufacturing liabilities	6,021	6,928
Textron Finance
Other liabilities	216	162
Deferred income taxes	337	322
Debt	3,603	2,829
Total Textron Finance liabilities	4,156	3,313
Total liabilities	10,177	10,241
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities	483	483
Shareholders' equity
Capital stock:
Preferred stock	12	13
Common stock	24	24
Capital surplus	991	931
Retained earnings	5,665	3,786
Accumulated other comprehensive income (loss)	(86)	(96)
	6,606	4,658
Less cost of treasury shares	2,168	1,661
Total shareholders' equity	4,438	2,997
Total liabilities and shareholders' equity	$15,098	$13,721
Common shares outstanding	149,714,000	154,742,000

See notes to condensed consolidated financial statements

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In millions)
	Nine Months Ended
	October 2, 1999	October 3, 1998
Cash flows from operating activities:
Income from continuing operations	$453	$323
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	255	205
Amortization	63	56
Gain on sale of division	-	(97)
Special charges/(credits)	(1)	87
Provision for losses on receivables	23	17
Dividends from discontinued operations	-	140
Deferred income taxes	43	(33)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
(Increase) in commercial and U.S. government receivables	(36)	(131)
(Increase) in inventories	(139)	(224)
(Increase) in other assets	(134)	(143)
Increase (decrease) in accounts payable	36	(12)
(Decrease) increase in accrued liabilities	(57)	224
Other - net	(3)	18
Net cash provided by operating activities	503	430
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(3,455)	(2,899)
Repaid or sold	2,808	2,613
Proceeds from sale of securitized assets	-	260
Cash used in acquisitions	(692)	(458)
Investments in joint ventures	(41)	-
Net proceeds from dispositions	3,155	160
Capital expenditures	(350)	(302)
Other investing activities - net	45	17
Net cash provided (used) by investing activities	1,470	(609)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(1,802)	633
Proceeds from issuance of long-term debt	1,962	368
Principal payments and retirements on long-term debt	(1,123)	(430)
Proceeds from exercise of stock options	47	44
Purchases of Textron common stock	(512)	(281)
Dividends paid	(188)	(138)
Net cash (used) provided by financing activities	(1,616)	196
Net increase in cash and cash equivalents	357	17
Cash and cash equivalents at beginning of period	53	43
Cash and cash equivalents at end of period	$410	$60

See notes to condensed consolidated financial statements.

TEXTRON INC.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:   Basis of presentation

The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended January 2,
1999. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at October 2, 1999, and its consolidated results of operations and cash flows for each of the respective three and nine month periods ended October 2, 1999 and October 3, 1998. Certain prior year balances have been reclassified to conform to the current year presentation.
Consistent with prior periods, Textron Finance's third quarter ended on
September 30, 1999.

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

Note 4:   Earnings per Share

FAS 128 requires companies to present basic and diluted earnings per share amounts. The dilutive effect of convertible preferred shares and stock options was
3,337,000 and 3,960,000 shares for the three month periods ended October 2, 1999 and October 3, 1998 and 3,501,000 and 4,209,000 shares for the nine month periods ending October 2, 1999 and October 3, 1998, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for all periods.

Note 5:   Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid securities with original maturities of ninety days or less.

Note 6:   Inventories
	October 2, 1999	January 2, 1999
	(In millions)
Finished goods	$659	$483
Work in process	1,046	878
Raw materials	489	454
	2,194	1,815
Less progress payments and customer deposits	226	175
	$1,968	$1,640
Note 7:	Textron-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities

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

Note 9:   Comprehensive Income

During the first nine months of 1999 and 1998, total comprehensive income amounted to $2,035 million and $421 million, respectively. For the three month period ended October 2, 1999 and October 3, 1998, total comprehensive income amounted to $146 million and $145 million, respectively.

Note 10:   Intercompany Financing

In the first quarter of 1999, Textron Manufacturing entered into a promissory note agreement with Textron Finance, whereby Textron Finance could borrow up to
$1.25 billion from Textron Manufacturing. The maximum amount outstanding under this agreement during the first nine months of 1999 was $1.0 billion. The amount of interest expense/income incurred/earned by Textron Finance and Textron
Manufacturing, respectively, was approximately $15 million for the nine month period ending October 2, 1999. Textron Finance's operating income includes interest expense incurred under this agreement. This agreement was cancelled during the second quarter of 1999.

Note 11:   Special Charges/(Credits)

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

As a result of the above, in the second quarter the Company reversed approximately
$24 million of reserves no longer deemed necessary for the 1998 program and recorded severance accruals of approximately $21 million and recorded a charge related to asset impairment of $5 million.

In the third quarter, Textron recorded additional restructuring charges for the
Industrial segment, primarily for severance and asset impairment associated with the announced closing of seven facilities. The Company continues to evaluate additional programs and expects cost reduction efforts to continue over the next year. Additional charges may be required in the future when such programs become finalized. As of October 2, 1999, approximately 1,500 employees had been terminated under these severance programs.

The following table summarizes the activity associated with 1998 and 1999 programs:

(In millions)	Asset impairments	Severance & other	Total
Balance January 1, 1999	$-	$40	$40
Utilized first half of 1999	-	(3)	(3)
No longer required	-	(24)	(24)
Second quarter programs	5	21	26
Utilized third quarter of 1999	(5)	(6)	(11)
Third quarter programs	9	7	16
Utilized third quarter 1999	(9)	(6)	(15)
Balance October 2, 1999	$-	$29	$29

Included in special charges/(credits) is a gain of $19 million as a result of shares granted to Textron from Manulife Financial Corp.'s initial public offering on their demutualization of the Manufacturers Life Insurance Company.

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

At the September 23, 1999 meeting, the EITF reached a consensus on Issue 99-5,
"Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements."
The Issue addresses pre-production costs incurred by original equipment manufacturers (OEM) suppliers (e.g., automotive manufacturers) to perform certain services related to the design and development of the parts they will supply to the
OEM as well as the design and development costs to build molds, dies and other tools that will be used in producing the parts. The consensus generally requires all design and development costs for products to be sold under long term supply arrangements to be expensed unless there is a contractual guarantee that provides for specific required payments for design and development costs.

The Task Force concluded that the provisions of this consensus should be applied prospectively for costs incurred after December 31, 1999 with the option to elect adoption through a cumulative effect of change in accounting principle. At October
2, 1999, other assets includes approximately $87 million of customer engineering costs for which customer reimbursement is anticipated but not contractually guaranteed. Textron expects to comply with the provisions of this consensus by writing-off all capitalized customer engineering costs that would not qualify for capitalization as a cumulative effect of change in accounting principle in the first quarter of fiscal 2000.

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

Item 1.   FINANCIAL STATEMENTS (Continued)

Note 13:  Financial information by borrowing group (continued)

Textron Manufacturing
(unaudited) (In millions)

	Nine Months Ended
Condensed Statement of Cash Flows	October 2, 1999	October 3, 1998
Cash flows from operating activities:
Income from continuing operations	$454	$323
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance Group greater than distributions to Parent Group	(22)	-
Depreciation	246	203
Amortization	59	51
Gain on sale of division	-	(97)
Special charges/(credits)	(1)	87
Dividends received from discontinued operation	-	140
Deferred taxes	27	(27)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
(Increase) in receivables	(36)	(131)
(Increase) in inventories	(139)	(224)
(Increase) in other assets	(123)	(172)
(Increase) decrease in accounts payable and accrued liabilities	(58)	143
Other - net	4	26
Net cash provided by operating activities	411	322
Cash flows from investing activities:
Capital expenditures	(343)	(293)
Cash used in acquisitions	(588)	(443)
Investments in joint ventures	(41)	-
Net proceeds from dispositions	3,150	160
Other investing activities - net	42	27
Net cash provided (used) by investing activities	2,220	(549)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(1,555)	745
Proceeds from issuance of long-term debt	794	7
Principal payments and retirements on long-term debt	(858)	(100)
Proceeds from exercise of stock options	47	44
Purchases of Textron common stock	(512)	(281)
Dividends paid	(188)	(138)
Contributions paid to Finance Group	(34)	(23)
Net cash (used) provided by financing activities	(2,306)	254
Net increase in cash and cash equivalents	325	27
Cash and cash equivalents at beginning of period	31	30
Cash and cash equivalents at end of period	$356	$57
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TEXTRON INC.
Revenues and Income by Business Segment
(In millions)

	Three Months Ended		Nine Months Ended
	October 2, 1999	October 3, 1998	October 2, 1999	October 3, 1998
REVENUES
MANUFACTURING:
Aircraft	$899	$826	$2,611	$2,340
Automotive	662	534	2,153	1,735
Industrial	1,026	893	3,259	2,738
	2,587	2,253	8,023	6,813
FINANCE	122	99	322	275
Total revenues	$2,709	$2,352	$8,345	$7,088
INCOME
MANUFACTURING:
Aircraft	$91	$91	$233	$243
Automotive	38	29	162	128
Industrial	116	103	371	306
	245	223	766	677
FINANCE	38	33	94	85
	283	256	860	762
Gain on sale of division	-	-	-	97
Special (charges)/credits *	3	-	1	(87)
Segment income	286	256	861	772
Corporate expenses and other - net	(37)	(35)	(110)	(103)
Interest income	4	-	26	-
Interest expense	(11)	(37)	(27)	(106)
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trust	$242	$184	$750	$563

  The third quarter results reflected a gain of $19 million as a result of shares granted to
  Textron from Manulife Financial Corp.'s initial public offering on their demutualization of
  Manufacturers Life Insurance Company. This benefit was offset by additional restructuring reserves for the Industrial segment ($16M). Year to date 1999 special (charges)/credits also include ($26) million primarily for the Industrial segment and a reversal of $24 million of reserves no longer deemed necessary for the 1998 program ($8 million Automotive segment,
  $16 million Industrial segment).

The October 3, 1998 special (charges)/credits consist of ($10) million for the Aircraft segment, ($25) million for the Automotive segment and $(52) million for the Industrial segment. The gain on sale of division relates to the Industrial segment.

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 10, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $36 million and $52 million during the first nine months of 1999 and 1998, respectively. Dividend payments to shareholders for the first nine months of 1999 include four payments as opposed to the first nine months of 1998 when three payments were made. Dividend payments to shareholders for the first nine months of
1999 amounted to $188 million, an increase of $50 million over the first nine months of 1998.

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

Textron typically finances foreign acquisitions with domestic borrowings. In most cases, such borrowings are converted synthetically into foreign currency borrowings by means of foreign currency exchange agreements. Under the terms of the agreements, Textron is obligated to make floating rate foreign currency interest payments to the counterparties, and the counterparties, in turn, are obligated to make floating rate US dollar interest payments to Textron. These payments are recorded as an adjustment to interest expense. In June 1999, Textron entered into fixed rate interest rate exchange agreements to fix the interest rate on the above-noted foreign currency exchange agreements and other floating rate debt. The purpose of the fixed rate interest rate exchange agreements, which all mature by March 21, 2000, is to insulate Textron against potentially higher interest rates around year end 1999. The fixed rate interest rate exchange agreements have the following notional principal amounts: $323 million in euros; $352 million in British Pound sterling; and, $437 million in US dollars.

Textron Manufacturing's debt to total capital ratio was 21% at October 2, 1999, down from 43%
at year end.

A summary of credit line facilities is as follows:

Credit Facilities
	Textron Manufacturing		Textron Finance
(in millions)	January 2, 1999	October 2, 1999	December 31, 1998	September 30, 1999
Total lines	$2,755	$1,266	$1,200	$1,200
Amount available	1,084	1,161	114	365

Early in the third quarter, Textron issued $300 million of 6-3/8% senior notes which mature in
2004. The proceeds from the sale of notes will be used for general corporate purposes. Textron entered into two $300 million interest rate swaps in connection with these notes. The first swap effectively converts the fixed rate notes to floating rate. The second swap is to insulate Textron against potentially higher floating rate interest rates around year end 1999. On August 5,
Textron filed a shelf registration statement with the Securities and Exchange Commission registering up to $2 billion in common stock, preferred stock and debt securities of Textron and preferred securities of trusts sponsored by Textron. During the third quarter Textron issued $500 million of 6.75% senior notes due 2002 under this registration. At October 2, 1999, Textron had
$1.5 billion available under its shelf registration statement.

During the first nine months of 1999, Textron Finance increased its medium-term note facility by
$1 billion and issued $1.4 billion under the facility. Remaining under this facility at September
30, 1999 was $92 million.

During the first nine months of 1999, Textron repurchased 6.5 million shares of common stock under its Board authorized share repurchase program at an aggregate cost of $505 million.

During the first nine months of 1999, Textron acquired 10 companies and commenced two joint ventures. The largest of these acquisitions were Flexalloy Inc., a provider of vendor managed inventory services for the North American fastener markets, and Omniquip International, Inc., a leading manufacturer of light construction equipment including telescopic material handlers, aerial work platforms and skid steer loaders. The total cost of the acquisitions and investments in joint ventures was approximately $947 million.

Management believes that Textron will continue to have adequate access to credit markets and that its credit facilities, cash flows from operations and proceeds from the sale of AFS, will continue to be more than sufficient to meet its operating needs and to finance growth.

Quantitative Risk Measures

Textron has used a sensitivity analysis to quantify the market risk inherent in its financial instruments. Financial instruments held by the Company that are subject to market risk (interest rate risk and foreign exchange rate risk) include finance receivables (excluding lease receivables), debt (excluding capital lease obligations), interest rate exchange agreements, foreign exchange contracts and currency swaps.

Presented below is a sensitivity analysis of the fair value of Textron's financial instruments for
October 2, 1999 and January 2, 1999. The following table illustrates the hypothetical change in the fair value of the Company's financial instruments at October 2, 1999 and year-end assuming a 10% decrease in interest rates and a 10% strengthening in exchange rates against the U.S.
dollar. The estimated fair value of the financial instruments was determined by discounted cash flow analysis and by independent investment bankers. This sensitivity analysis is most likely not indicative of actual results in the future.

	October 2, 1999			January 2, 1999
(In millions)	Carrying Value	Fair Value	Hypothetical Change In Fair Value	Carrying Value	Fair Value	Hypothetical Change In Fair Value
Interest Rate Risk
Textron Manufacturing:
Debt	$1,266	$1,269	$22	$2,615	$2,706	$27
Interest rate exchange agreements	-	2	(11)	-	(11)	(18)
Textron Finance:
Finance receivables	3,457	3,515	34	2,774	2,837	28
Debt	3,603	3,610	23	2,829	2,836	12
Interest rate exchange agreements	-	-	1	-	1	1
Foreign Exchange Rate Risk
Textron Manufacturing:
Debt	206	207	21	319	334	33
Foreign exchange contracts	-	(5)	(11)	-	9	(23)
Currency swaps	(15)	(5)	105	14	10	84

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

For systems critical to operations, Textron has fully reached Readiness Level V, except for assessments and corrective actions at two business units that were acquired during the second quarter of 1999.
Textron has had a combination of independent parties and Textron personnel complete an assessment of the implementation of the Program at the corporate headquarters and each business unit. Except as previously noted, all assessments are complete.

The Readiness Level of the Major Elements items that have been inventoried as of October 2,
1999 is shown in the following table. Major Element inventories are under continuous review and additional items may be identified in the future. For the Major Elements of "Suppliers" and
"Customers" the indicated Readiness Level refers to Textron's progress in reviewing the readiness of customers and suppliers, and not to Textron's assessment of their readiness.

Major Element	Percent of Identified Major Element Items at Readiness Level
	III	IV	V

Business Systems	0%	1%	99%
Factory and Facilities Equipment	0%	0%	100%
End-Products	0%	0%	100%
Suppliers	0%	6%	94%
Customers	8%	21%	71%

Year 2000 Costs

The total cost of the Year 2000 Program for continuing operations is estimated to be approximately $113 million. Approximately $59 million is for modifications to existing items and other program expenses and $54 million is for replacement systems which have been or are expected to be capitalized in accordance with Company policy. Through October 2, 1999, total expenditures were $102 million. The estimated future cost to complete the Program is expected to be approximately $11 million including approximately $3 million for replacement systems.
These future costs relate to assessments and corrections at two business units acquired in the second quarter of 1999, the planned remediation of items that are not critical to operations, follow-up checking of vendors and customers and continued review of contingency plans. The
Company anticipates incurring costs related to remediation of these non-critical items during the remainder of fiscal 1999 as well as in fiscal 2000. Funds for the Program have been provided from special project appropriations and from normal operating and capital budgets. The Year
2000 Program has delayed certain other Textron information management projects. Delay of these projects is not expected to have an adverse impact on Textron.

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

Results of Operations - Three months ended October 2, 1999 vs Three months ended
October 3, 1998

Diluted earnings per share from continuing operations in the third quarter of 1999 were $0.95 per share, up 46% from the 1998 amount of $0.65. Income from continuing operations in 1999 of
$146 million was up 35% from $108 million in 1998. Revenues increased 15% to $2.7 billion in
1999 from $2.4 billion in 1998. Net income was $146 million vs $142 million in 1998, which included $34 million from a discontinued operation.

The Aircraft segment's revenues increased $73 million (9%), while income was unchanged.
Cessna Aircraft's revenues increased $33 million as a result of higher sales of business jets, primarily the Citation Excel and the Citation X, and higher single engine aircraft sales. Its income decreased as the contribution from the higher sales was more than offset by increased manufacturing costs associated with the ramp-up in production of new aircraft, higher warranty expense and increased new product development expense related to the Citation CJ2. Bell
Helicopter's revenues increased $40 million due to higher revenues on the Huey and Cobra upgrade and V-22 production contracts and higher foreign military sales. Bell's income increased due primarily to a change in product mix reflecting sales of higher margin commercial aircraft and the recognition into income ($10 million) of cash received in the fourth quarter of
1998 on the formation of a joint venture on the 609 program. These benefits were partially offset by favorable contract adjustments in 1998 related to the Bell-Boeing V-22 Engineering,
Manufacturing and Development contract and higher expense related to new product development.

The Automotive segment's revenues increased $128 million (24%), while income increased $9 million (31%). The increase in revenues was due primarily to higher North American market penetration by Kautex and higher sales at Trim, reflecting increased production at
DaimlerChrysler, Ford and General Motors, which was depressed in 1998 by a strike. The increase in revenues also reflected the benefit of the Midland Industrial Plastics acquisition and the Textron Breed Automotive S.r.l. joint venture. Despite customer price reductions, income increased due to the contribution from higher organic sales and improved performance at Trim and Kautex.

The Industrial segment's revenues and income increased $133 million (15%) and $13 million
(13%), respectively. These increases reflected the contribution from acquisitions, primarily
David Brown and Flexalloy, and organic growth at Greenlee, E-Z-GO and Fastening Systems
Americas. These factors were partially offset by lower sales at Fastening Systems Europe and the remaining businesses, reflecting weaker demand, adverse foreign exchange impact and the timing of scheduled shipments. Overall margins approximated last year's level as the impact of lower margin acquisitions was offset by the gain on the sale of a product line.

The Finance segment's revenues increased $23 million (23%), while income increased $5 million (15%). Revenues increased due to a higher level of average receivables and a higher yield, partially offset by a decrease in syndication income and operating lease revenues. Income increased as the benefit of higher revenues more than offset higher expenses related to growth in managed receivables and a higher provision for loan losses related to the revolving credit and term loans and leases portfolios. Included in 1999 results is a gain on the sale of an investment of $4.7 million; 1998 included a gain on portfolio securitization of $3.4 million.

Special charges (credits) - in the third quarter, Textron recorded additional restructuring charges for the Industrial segment ($16 million), primarily for asset impairment ($9 million) and severance ($7 million) associated with the announced closure of seven facilities. In addition, the company recorded a gain of $19 million as a result of shares granted to Textron from Manulife
Financial Corp.'s initial public offering on their demutualization of Manufacturers Life Insurance
Company.

Corporate expenses and other - net increased to $37 million in the third quarter of 1999, compared to $35 million in third quarter of 1998. Included in the third quarter 1999 expenses is a $3 million contribution to the Textron Charitable Trust. Year to date contribution expense totals $6 million. There was no contribution to the Textron Charitable Trust for the first nine months of 1998.

Interest income and expense - net for Textron Manufacturing decreased $30 million as a result of the proceeds received in January 1999 from the divestiture of Avco Financial Services.
Interest income increased $4 million, as a result of Textron's net investment position, while interest expense decreased $26 million due to a lower level of average debt, resulting from the pay down of debt with the Avco Financial Services proceeds.

Income taxes - the current quarter's effective income tax rate of 37.2% was lower than the corresponding prior year rate of 38.0%, due primarily to the benefit of tax planning initiatives that are being realized in 1999.

Results of Operations - Nine months ended October 2, 1999 vs Nine months ended
October 3, 1998

Diluted earnings per share from continuing operations for the first nine months of 1999 were
$2.93 per share, up 51% from the 1998 amount of $1.94. Income from continuing operations in
1999 of $453 million was up 40% from $323 million in 1998. Revenues increased 18% to $8.3 billion in 1999 from $7.1 billion in 1998.

In August, 1998, Textron announced that it had reached an agreement to sell Avco Financial
Services (AFS) to Associates First Capital Corporation for $3.9 billion in cash. The sale of AFS was completed on January 6, 1999 and a gain of $1.62 billion on the sale of AFS was recorded in the first quarter 1999. Textron also recorded an extraordinary loss of $43 million on the early retirement of debt in the first quarter 1999. Net income, including the gain and extraordinary loss, was $2.03 billion vs. $448 million in 1998, which included $125 million from a discontinued operation.

The Aircraft segment's revenues increased $271 million (12%) while income decreased $10 million (4%). Cessna's revenues increased $225 million as a result of higher sales of business jets, primarily the Citation Excel and the Citation X, and higher single engine aircraft sales. Its income decreased slightly as the contribution from the higher sales was more than offset by increased manufacturing costs associated with the ramp-up in production of new aircraft, lower margins on increased fleet sales, higher warranty expense and increased new product development expense related to the Citation CJ2. Bell Helicopter's revenues increased $46 million, due primarily to higher revenues on the V-22 production contract and the Huey and
Cobra upgrade contracts and higher foreign military sales, partially offset by lower commercial and U. S. Government helicopter sales. Bell's income decreased slightly due primarily to favorable contract adjustments in 1998 related to the Bell-Boeing V-22 Engineering,
Manufacturing and Development contract, a change in product mix, reflecting lower margin
U. S. Government business and higher expense related to new product development. This unfavorable impact was partially offset by the recognition into income ($28 million) of cash received in the fourth quarter of 1998 on the formation of a joint venture on the 609 program.

The Automotive segment's revenues increased $418 million (24%), while income increased $34 million (27%). The increase in revenues was due primarily to higher North American market penetration by Kautex and higher sales at Trim, reflecting increased production at
DaimlerChrysler, Ford and General Motors, which was depressed in 1998 by a strike. The increase in revenues also reflected the benefit of the Midland Industrial Plastics acquisition and the Textron Breed Automotive S.r.l. joint venture. Despite customer price reductions, income increased due to the contribution from higher organic sales and improved performance at Trim and Kautex.

The Industrial segment's revenues and income increased $521 million (19%) and $65 million
(21%), respectively. These increases reflected the contribution from acquisitions, primarily
David Brown, Flexalloy, Ring Screw Works, Ransomes and Sukosim, and higher organic growth at Greenlee and E-Z-Go. In addition, 1998 results were depressed by a one-month strike at
Textron's Jacobsen plant and a strike at General Motors. These benefits were partially offset by the divestiture of Fuel Systems in the second quarter 1998 and lower sales at Fastening Systems
Europe and the remaining businesses, reflecting weaker demand and adverse foreign exchange impact. Overall margins approximated last year's level as the impact of lower margin acquisitions was offset by the gain on the sale of a product line.

The Finance segment's revenues increased $47 million (17%), while income increased $9 million (11%). Revenues increased due to a higher level of average receivables and an increase in servicing fee income, partially offset by lower yields on receivables and a decrease in operating lease revenues. Income increased as the benefit of higher revenues more than offset higher expenses related to growth in managed receivables and a higher provision for loan losses related to the revolving credit and term loans and leases portfolios. Included in the 1999 results is a gain on the sale of investment of $4.7 million; 1998 included a gain on portfolio securitization of $3.4 million.

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

As a result of the above, in the second quarter Textron reversed approximately $24 million of reserves no longer deemed necessary for the 1998 program and recorded a provision of approximately $21 million for severance and write downs of approximately $5 million for impaired assets.

In the third quarter, Textron recorded additional restructuring charges for the Industrial segment
($16 million), primarily for asset impairment ($9 million) and severance ($7 million) associated with the announced closure of seven facilities. In addition, the Company recorded a gain of $19 million as a result of shares granted to Textron from Manulife Financial Corp.'s initial public offering on their demutualization of Manufacturers Life Insurance Company. Textron continues to evaluate additional programs and expects cost reduction efforts to continue over the next year.
Additional charges may be required in the future when such programs become finalized.

Interest income and expense - net for Textron Manufacturing decreased $105 million as a result of the proceeds received in January 1999 from the divestiture of Avco Financial Services.
Interest income increased $26 million, as a result of Textron's net investment position, while interest expense decreased $79 million due to a lower level of average debt, resulting from the pay down of debt with the Avco Financial Services proceeds.

Income taxes - the effective income tax rate of 37.1% for the first nine months of 1999 was lower than the corresponding prior year rate of 39.3%, due primarily to the nontax deductibility of goodwill related to the second quarter 1998 divestiture of Fuel Systems Textron and the benefit of tax planning initiatives that are being realized in 1999.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's Management Discussion and Analysis "Quantitative Risk Measures" section on page 13 for updated information.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The previously reported proceeding brought by the U.S. Environmental
Protection Agency alleging violations of the Clean Air Act and the Resource
Conservation and Recovery Act at one of Bell Helicopter Textron's plants in
Fort Worth, Texas, was settled on September 28, 1999, by Bell paying a penalty of $175,000. The previously reported enforcement action brought by the U.S. EPA in connection with air permits at Textron Automotive's Rantoul,
Illinois, plant was settled on September 29, 1999, by Textron Automotive paying a penalty of $80,500.

On August 13, 1999, Kautex Textron's Wilmington Ohio plant had an order issued to it by the Ohio Environmental Protection Agency seeking a $210,000 fine in connection with air emissions relating to its magni-coating line. The order alleges failure to capture certain fugitive emissions, failure to file a particular permit, failure on certain occasions to operate the incinerator controlling emissions at a specified temperature and failure to maintain and submit certain required records and reports. Kautex challenges certain of the order's findings and is negotiating the resolution of this matter with the Ohio
EPA.

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
No reports on Form 8-K were filed during the third quarter ended October 2, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	November 8, 1999	s/R. L. Yates
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