Form 10-K405
period 2000-01-01
TEXTRON INC
filed 2000-03-17
CIK 217346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 1, 2000
         Commission File Number 1-5480

                                  TEXTRON INC.
               (Exact name of registrant as specified in charter)

          Delaware                                              05-0315468
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  40 Westminster Street, Providence, R.I. 02903
                                 (401) 421-2800
          (Address and telephone number of principal executive offices)
                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                    Name of Each Exchange on
                    TITLE OF CLASS                                           Which
                    --------------                                        Registered
                                                                    ------------------------

CommonStock - par value 12 1/2(cent) (146,644,476 shares             New York Stock Exchange
     outstanding at February 25, 2000);                              Pacific Stock Exchange
Preferred Stock Purchase Rights                                      Chicago Stock Exchange

$2.08 Cumulative Convertible Preferred Stock,                        New York Stock Exchange
     Series A - no par value

$1.40 Convertible Preferred Dividend Stock, Series B                 New York Stock Exchange
     (preferred only as to dividends) - no par value

8 3/4% Debentures due July 1, 2022                                   New York Stock Exchange

7.92% Trust Preferred Securities of Subsidiary Trust                 New York Stock Exchange
(and Textron Guaranty with respect thereto)

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].
          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
          The aggregate market value of voting stock held by non-affiliates of the registrant is $8,786,671,897 as of February 25, 2000.
          Portions of Textron's Annual Report to Shareholders for the fiscal year ended January 1, 2000, are incorporated by reference in Parts I and II of this Report. Portions of Textron's Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2000, are incorporated by reference in Part III of this Report.

                                     PART I


ITEM 1.        BUSINESS OF TEXTRON

          We are a global multi-industry company with operations in four business segments - Aircraft, Automotive, Industrial and Finance. Our products include commercial and military helicopters, light and mid-size business jets, plastic fuel tanks, automotive trim products, golf cars and utility vehicles, turf-care equipment, industrial pumps and gears, engineered fastening systems and solutions, and other industrial products. We also are a leading commercial finance company for select markets. Our business segments include operations that are unincorporated divisions of Textron Inc. or its subsidiaries and others that are separately incorporated subsidiaries.

BUSINESS SEGMENTS

        This section contains a description of the business done by each of our business segments. Financial information by business segment and geographic area appears on pages 28, 60 and 61 of our 1999 Annual Report to Shareholders. Those pages of our Annual Report to Shareholders are incorporated by reference into this Annual Report on Form 10-K.

         AIRCRAFT SEGMENT. Our Aircraft segment consists of Bell Helicopter Textron Inc. and The Cessna Aircraft Company.

Bell Helicopter Textron
         Based on unit sales, Bell is the largest supplier of helicopters, spare parts and helicopter-related services in the world. Since Bell was founded in 1946, it has delivered over 34,000 aircraft to military and civilian customers. Bell currently manufactures four military and six civilian helicopter models. Current Bell aircraft are turbine powered and range in size from the five-place Bell Model 206 series to the Bell Model 412EP aircraft, which carries up to fifteen people. Bell's revenues accounted for approximately 13%, 15% and 18% of our total revenues in 1999, 1998 and 1997.

         Bell supplies advanced military helicopters, spare parts and product support to the U.S. Government and to military customers outside the U.S. There are more helicopters manufactured by Bell in the inventory of the U.S. Government than are manufactured by any other helicopter company. Bell makes military sales to non-U.S. customers only with the concurrence of the U.S. Government.

         Bell is also a leading supplier of commercially certified helicopters to charter, offshore, utility, corporate, police, fire, rescue and emergency medical helicopter operators. Bell's non-U.S. Government business (including non-U.S. military customers) typically represents 50% to 65% of its annual sales.

         Bell is teamed with The Boeing Company in the development of the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to utilize the benefits of both helicopters and fixed-wing aircraft. Deliveries of the V-22 to the U.S. Marine Corps began in 1999.

         In 1996, Bell and Boeing entered into a joint venture to develop a commercial tiltrotor aircraft designated as the Model 609. This joint venture was dissolved in February 1998, and Bell assumed control of the Model 609 program. In November 1998, Bell entered into a new joint venture with Agusta, Italy's leading helicopter manufacturer. The new joint venture will engage in the design, manufacture, sale and customer support of the commercial tiltrotor aircraft, now designated as the BA609, and a new medium twin-engine helicopter, in the 5 to 6 metric ton class, to be designated the AB139.

         Bell has developed a new light twin-engine helicopter, designated the Model 427, in collaboration with Samsung Aerospace Industries Ltd. of South Korea. Bell has begun manufacturing the Model 427 and will begin deliveries in 2000.

         In July 1999, we acquired Edwards & Associates, Inc., a leading company in the manufacture, sale and assembly of helicopter customization kits and accessories and the sale of used Bell helicopters.

         In the light and medium helicopter market segments, Bell has two major U.S. competitors and one major European competitor. Some of its competitors are substantially larger and more diversified aircraft manufacturers. Bell markets its products around the world through its own sales force and through independent representatives. Price, financing terms, aircraft performance, reliability and product support are significant factors in the sale of helicopters. Bell has developed the world's largest distribution system to sell and support helicopters, serving customers in over 120 countries.

The Cessna Aircraft Company
         Based on unit sales, Cessna is the world's largest manufacturer of light and mid-size business jets, single engine utility turboprop aircraft, and single engine piston aircraft. Cessna also designs, manufactures and sells general aviation aircraft propellers and related accessories worldwide. Cessna currently has three major aircraft product lines: Citation business jets, single engine turboprop Caravans and Cessna single engine piston aircraft. Cessna's revenues accounted for approximately 19%, 18% and 17% of our total revenues in 1999, 1998 and 1997.

         The family of business jets currently produced by Cessna includes the CitationJet, the Citation Bravo, the Citation Ultra, the Citation Excel, the Citation VII, and the Citation X. The Citation X is the world's fastest business jet with a maximum operating speed of Mach .92. In 1999, Cessna delivered its 3,000th business jet. Cessna is developing four new Citation models, to be called the Citation CJ1, the Citation CJ2, the Ultra Encore and the Citation Sovereign.

         The Cessna Caravan is the world's best selling utility turboprop. More than 1,100 Caravans have been sold by Cessna since the first Caravan was delivered in 1985. Caravans are offered in four distinct models: the Grand Caravan, the Super Cargomaster, the Caravan Floatplane and the Caravan 675. Caravans are used in the U.S. primarily to carry overnight express package shipments. International uses of Caravans include commuter flights, humanitarian flights, tourism and freight.

         Cessna re-entered the single engine piston aircraft market in 1996 and now has five models in this product line: the four-place 172 Skyhawk, 172 Skyhawk SP and 182 Skylane, and the six-place 206 Stationair and T206 Turbo Stationair. In 1999, Cessna delivered its 2,000th single engine piston aircraft since production was restarted.

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

         Cessna's McCauley Propeller Systems unit provides new propellers directly to original equipment manufacturers and spare parts for service and repairs worldwide. All new Cessna single engine piston aircraft built in 1998 and 1999 used McCauley propellers.

         AUTOMOTIVE SEGMENT. Our Automotive segment, organized under an umbrella organization called Textron Automotive Company Inc., consists of Textron Automotive Trim, CWC Textron, Kautex Textron, McCord Winn Textron and Micromatic Textron. Some of our Automotive operations are unincorporated divisions of Textron Inc. or its subsidiaries and others are separately incorporated subsidiaries. These operations sell primarily to automotive original equipment manufacturers and their suppliers operating in North America and Europe, and, to a lesser extent, South America and Asia. Textron Automotive is headquartered in Troy, Michigan and has over sixty manufacturing facilities located in Argentina, Belgium, Brazil, Canada, China, the Czech Republic, Germany, India, Italy, Mexico, the Netherlands, Portugal, Spain, the United Kingdom and the U.S.

         Through its Textron Automotive Trim operations, Textron Automotive is a leading worldwide supplier of automotive interior and exterior plastic components and systems. Interior trim products include instrument panels, door and sidewall trim, airbag doors, consoles, armrests, package trays and other trim components. In addition, Textron Automotive's Trim facilities manufacture exterior decorative components including painted bumpers, fascia, body side moldings and claddings, fender liners, decorative wheel trim, signal lighting and structural composite bumper beams. Many of these products are shipped just-in-time as fully integrated systems. Revenues of Textron Automotive Trim Operations accounted for 16%, 15% and 16% of our total revenues in 1999, 1998 and 1997.

         In May 1999, Textron Automotive formed a joint venture in Italy with Gallino Plasturgia S.r.l., a wholly-owned subsidiary of BREED Technologies, Inc., and Magneti Marelli S.p.A. The joint venture, Textron Breed Automotive S.r.l., has six manufacturing and administrative facilities in Italy and manufactures automotive plastic parts, including instrument panels, bumpers, and exterior and interior trim parts for sale to original equipment manufacturers such as Fiat Auto. The automotive parts manufactured by Textron Breed Automotive will also be incorporated into interior cockpit modules assembled by a second joint venture, Magneti Marelli Integra S.p.A, between Textron Breed Automotive and Magneti Marelli.

         CWC Textron designs and manufactures engine camshafts and vibration damper components for original equipment manufacturers and the aftermarket. Through its Kaywood Products operation, CWC manufactures precision machined parts and components for assembled camshafts.

         Kautex Textron is a leading manufacturer of blow-molded plastic fuel tank systems and other blow-molded parts for original equipment manufacturers throughout Europe, North America, South America and parts of Asia. Kautex supplies Volkswagen in China through a joint venture with Changchun Junzilan Industrial Group. Kautex's manufacturing plant in Puebla, Mexico supplies all of Volkswagen's and DaimlerChrysler's plastic fuel tank requirements for their Mexican production. Kautex produces plastic fuel tanks and metal fuel filler systems in its North American operations.

         McCord Winn Textron manufactures seating comfort systems, windshield and headlamp washer systems, and armatures for precision direct current motors. McCord Winn's ASCTec (Active Surface Control Technology) seating comfort system, which blends microprocessor-based electronics and a pneumatically-controlled air support system, has generated broad potential automotive and consumer applications. McCord Winn continues to expand applications of its new RITec (Reservoir Integrated Technology) product, an innovative integration of automotive cooling system components including the fan shroud and windshield washer and coolant reservoirs. McCord Winn launched a RITec production program with DaimlerChrysler in 1999, and other RITec development programs are in progress.

         Micromatic Textron manufactures machine tools used for precision bore and surface finishing of automobile engines. In addition, Micromatic produces equipment for spline rolling and gear production. In April 1999, Micromatic acquired the assets of Bates Technologies, Inc. an Indiana manufacturer of honing products, including stones, abrasives and tooling, for the automotive and other industries.

         More than 100 models currently contain parts made by Textron Automotive including DaimlerChrysler's Jeep Grand Cherokee, Voyager and Caravan mini-vans; Ford's Mondeo, Lincoln Town Car and Windstar mini-van; General Motors' Cadillac Seville, Cadillac De Ville, Corvette, and Venture, Transport, Silhouette and Sintra mini-vans; BMW's 5 series and 8 series; Mitsubishi's Galant; Fiat's Punto and Bravo/Brava; and VW/Audi's Golf, Passat, Polo, T4, Beetle and A4. Textron Automotive continues its strong position on DaimlerChrysler's LH series of cars.

          Textron Automotive's manufacturing operations are supported by a staff of research and design specialists at its Automotive Technology Center. These specialists have developed new processes and products, many of which are patented, that allow Textron Automotive to offer its customers technology-driven products and processes. In the plastics and coatings area, Textron Automotive is a recognized leader in interior surface material (including Textron Automotive's proprietary PVC-free thermoplastic polyurethane product line), seamless passenger airbag door technology, structural molded instrument panel systems, integrated modular assemblies, and molded-in-color interior and exterior components. CWC Castings is a leader in the design and manufacture of automotive castings. It has developed a selective austempering heat treatment process for ductile camshafts. McCord Winn is working with original equipment manufacturers world-wide to develop advanced technologies in areas such as "intelligent" comfort seating systems, brushless motors and carbon commutation for flexible fuel applications.

         In the automotive business, there is often a long lead time from the time a supplier is selected to supply components on a new model to the time the supplier can begin shipping production parts. During this period, the supplier incurs engineering and development costs. The original equipment manufacturers reimburse the supplier for these costs as incurred or in the piece prices charged by the suppliers as the goods are shipped. In addition, automotive original equipment manufacturers often demand just-in-time delivery, requiring the supplier to plan shipments in advance and hold inventory.

         Automotive original equipment manufacturers and their suppliers are the principal customers of Textron Automotive. The loss of U.S. and Europe-based automotive original equipment manufacturers and their first-tier suppliers would have a material adverse effect on Textron Automotive. However, because of the broad range of products sold to such customers, it is unlikely that they would cease all purchases from Textron Automotive.

         Each of Textron Automotive's businesses faces competition from a number of other manufacturers based primarily on price, quality, reputation and delivery. Although Textron Automotive is one of the largest manufacturers offering its range of products and services, it faces strong competition in all of its market segments. Because of the diversity of products and services offered, no single company is a competitor in all market segments. In certain markets, Textron Automotive also competes for business with the original equipment manufacturers' own operations. Textron Automotive is under continual pressure from the original equipment manufacturers to reduce costs and prices on an annual basis.

         INDUSTRIAL SEGMENT. Our Industrial segment consists of Textron Fastening Systems and Textron Industrial Products, and includes some operations that are divisions of Textron Inc. or its subsidiaries and others that are separately incorporated subsidiaries.

Textron Fastening Systems
         Textron Fastening Systems (TFS) manufactures and sells fasteners, fastening systems, engineered assemblies and installation tools to the aerospace, appliance, automotive, business equipment, telecommunications, electronics, medical, construction, do-it-yourself and general industrial markets. TFS sells to a wide range of customers throughout the world, including original equipment manufacturers, distributors and consumers. Fasteners manufactured by TFS include rivets, threaded and non-threaded fasteners, cold-formed components, metal stampings, plastic components and assemblies that incorporate such products. TFS provides value-added products, services and solutions that simplify manufacturing processes and maximize efficiencies resulting in lower total system costs to the customer. In addition, TFS provides fastener inventory management programs supplying a full range of TFS products and products from other manufacturers, thus offering its customers the ability to obtain all of their fastener requirements from a single source. Revenues of TFS accounted for approximately 18%, 18% and 17% of our total revenues in 1999, 1998 and 1997.

         In April 1999, we acquired Flexalloy, Inc., one of the largest North American providers of vendor managed inventory for fasteners and other related products. Flexalloy provides approximately 300 customers with value-added services complementary to TFS's existing products, including inventory management systems, sourcing and purchasing expertise, just-in-time delivery capabilities, fastener engineering, quality assurance testing, and kitting and assembly services. Our existing vendor managed inventory operation, Textron Logistics, was combined with Flexalloy to create one of the leading non-automotive vendor managed inventory providers, with particular emphasis on truck manufacturers and retail establishments. TFS continues to provide vendor managed inventory services to General Motors, Ford, DaimlerChrysler and to U.S. operations of non-U.S. auto makers.

          In May 1999, Textron Fastening Systems/Tri-Star Corp., our Taiwanese joint venture with Taiwan-based San Shing Hardware Works Company, Ltd., Taiwan's largest fastener manufacturer, commenced operations. We hold an 80% interest in the joint venture company, which will initially manufacture bolts for the automotive, electronics and appliance industries and will, thereafter, serve as a low-cost manufacturing site for a broad range of TFS products.

         In August 1999, we acquired the assets of Aylesbury Automation Limited, a U.K.-based manufacturer of self-piercing and cold-forged rivets, and automation systems for a variety of applications including automotive and electronics. Aylesbury's key product lines include self-piercing rivets sold under the brand name Fastriv, and automation systems which include delivery systems for installing Fastriv rivets, vibratory parts feeders, rotary tables and elevators for use in various industrial processes, as well as standard, automated rivet setting machines. Self-piercing rivet technology provides a stronger solution for fastening dissimilar metals than can be achieved with welding or traditional fasteners.

         In October 1999, we acquired InteSys Technologies, Inc., an Arizona-based provider of plastic and metal engineered assemblies for the telecommunications, automotive, computer/business machines, medical and general consumer industries. InteSys provides innovative, state-of-the-art design, plastic injection molding and assembly to customers such as Nokia, Alco, Bosch, Hewlett Packard, IBM, Motorola and General Motors.

         In December 1999, we acquired Optical Boring Company and a 70% interest in Cam Tooling LLC (to augment the 30% interest we already owned). Optical Boring and Cam Tooling are engaged in the proprietary design and manufacture of fastener tooling, specializing in critical part carbide and steel dies, anti-crossthread dies, die assemblies, hex punch pins and segmented punch assemblies, paint scraper forming inserts and extrusion tooling.

         Although TFS is one of the world's largest providers of fastener products and services, there are hundreds of competitors of TFS, ranging from small proprietorships to large multi-national companies. Competition is based primarily on price, quality, reputation and delivery. In addition, larger customers of fastening systems tend to procure products and services from the larger suppliers, except for "niche" products that may be sourced from smaller companies. Only the loss of a customer that is a major original equipment manufacturer would have a material adverse effect on TFS. However, because of the broad range of products sold to such customers, it is unlikely that these customers will cease all purchases from TFS.

Textron Industrial Products
         Textron Industrial Products is comprised of the following groups:
Textron Fluid and Power Systems; Textron Golf, Turf Care and Specialty Products; Greenlee Textron; OmniQuip Textron; and Textron Industrial Components.

         TEXTRON FLUID AND POWER SYSTEMS
         Our Fluid and Power Systems group consists of Textron Motion Control, Textron Power Transmission, Textron Fluid Handling and Textron Systems. These operations face competition from other manufacturers based primarily on price, quality, product support, performance, delivery and reputation.

         Our Textron Motion Control businesses, HR Textron and David Brown Hydraulics, design and manufacture control systems and components for aircraft, armored vehicles and commercial applications. These businesses are in the process of diversifying their business base by adapting aerospace technology to servovalves used in industrial and automotive applications. Aerospace and defense products are marketed directly to the U.S. Government, other governments and original equipment manufacturers and, in the aftermarket, both directly and through service centers. In June 1999, we acquired Energy Mfg. Co., Inc. and Williams Machine

& Tool Co., each manufacturers of mobile hydraulic cylinders and hydraulic valves, pumps and reservoirs for the truck hoist market.

         Our Textron Power Transmission businesses are Textron Industrial Gears and David Brown Mobile Equipment Drives. Textron Industrial Gears designs and manufactures industrial gears, double enveloping worm gear speed reducers, gear motors and gear sets, including gear systems primarily for railroad applications, under the David Brown, Cone Drive and Textron Industrial S.p.A. trade names. In December 1999, we acquired AB Benzlers, a Swedish manufacturer of helical, worm and environmental gears, speed reducers, screw jacks and frequency inverters, and its European, Asian and Australian distribution subsidiaries. David Brown Mobile Equipment Drives designs and manufactures mechanical and hydraulic transmission systems. These products are sold to a variety of customers, including original equipment manufacturers, distributors and end-users.

         Our Textron Fluid and Handling businesses, David Brown Union Pumps and Maag Pump Systems, design and manufacture industrial pumps for oil, gas and petrochemical industries, and gears, gear pumps and gear systems. These products are sold to original equipment manufacturers, distributors and end-users. In March 1999, we acquired the Fluid Systems Division of LCI Corporation International, which designs and manufactures polymer filtration products and systems, including pumping products, screen changers, static mixers and heat exchangers. This operation has been added to Maag Pump Systems. In December 1999, we acquired KSB Annecy SAS, a French manufacturer of pumps for the oil, gas and nuclear industries that we renamed David Brown Guinard Pumps SAS.

         Textron Systems is a supplier of sensors, software and electronics, and advanced materials for defense and industrial markets. It manufactures "smart" weapons, airborne surveillance systems, automatic aircraft landing systems and advanced composite materials for the U.S. Department of Defense. Current commercial products include laser, ultrasonic and infrared sensor systems for agricultural and industrial monitoring and control. While Textron Systems sells most of its products directly to customers, it also sells an increasing number of products through a growing, global network of sales representatives and distributors.

         TEXTRON GOLF, TURF CARE AND SPECIALTY PRODUCTS
         Our Golf, Turf Care and Specialty Products group consists of E-Z-GO Textron and Textron Turf Care and Specialty Products. E-Z-GO Textron designs, manufactures and sells electric-powered and gasoline-powered golf cars and multipurpose utility vehicles. Textron Turf Care and Specialty Products designs, manufactures and sells professional turf maintenance equipment, lawn care machinery and specialized industrial vehicles under the trade names Bob-Cat, Brouwer, Bunton, Cushman, Jacobsen, Ransomes, Ryan and Steiner.

         The customers of our Golf, Turf Care and Specialty Products group consist primarily of golf courses, resort communities, and commercial and industrial users such as airports, factories and professional lawn care services. Sales are made through a network of distributors and directly to end-users. Many sales of golf and turf care equipment and specialty vehicles (both at the distributor and end-user level) are financed through Textron Financial Corporation, both for marketing purposes and as an additional source of revenue to Textron.

         Our Golf, Turf Care and Specialty Products group has two major competitors for golf cars, two major competitors for professional turf maintenance equipment, and a number of smaller competitors for multipurpose utility vehicles and professional lawn care machinery. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

         GREENLEE TEXTRON
         Our Greenlee Textron group consists of Greenlee Textron and several operations reporting through Greenlee, including Datacom Technologies, Fairmont and Klauke. These businesses manufacture powered equipment, electrical test instruments, hand and hydraulic powered tools, electrical connectors and certification and verification products for information technology networks. The products are principally used in electrical construction and maintenance, telecommunications, electronics, plumbing, and power generation and transmission. In October 1999, we acquired Progressive Electronics, which designs and manufactures test and measurement equipment for the telecommunications, electrical, electronic, voice/data, HVAC, security alarm and irrigation industries. In December 1999, we acquired Rifocs Corp., which manufactures fiber optic test and measurement instruments and components for industrial, commercial and aerospace defense technologies. Our Greenlee Textron group faces competition from numerous other manufacturers based primarily on price, quality, performance, reliability, delivery and reputation.

         OMNIQUIP TEXTRON
         We acquired OmniQuip International, Inc. in September 1999. OmniQuip produces telescopic material handlers, aerial work platforms and compact construction equipment under the trade names SkyTrak, Lull and Snorkel. It has 16 facilities located in the U.S., U.K., Australia and New Zealand employing approximately 1,700 people. Large national equipment rental fleets account for more than 50% of sales. Remaining sales are to end-users through independent distributors and rental centers. End-users are usually construction sub-contractors such as masons, framers, steel erectors and roofers. OmniQuip competes in a fragmented market against a variety of manufacturers. Competition is based primarily on price, quality, product support, performance, delivery and reputation.

         TEXTRON INDUSTRIAL COMPONENTS
         Our Industrial Components group consists of Textron Lycoming, Textron Marine & Land Systems and Turbine Engine Components Textron, each of which is a leading company in its industry. Products of this group are sold to a wide variety of customers, including original equipment manufacturers, the U.S. and foreign governments, distributors and end-users. The principal competitive factors affecting sales of the products of the Textron Industrial Components group are price, quality, customer service, performance, reliability, reputation and existing product base.

         Textron Lycoming is the world leader in the design, manufacture and overhaul of reciprocating piston aircraft engines serving the world-wide general aviation market. Textron Lycoming sells new products directly to general aviation airframe manufacturers, including Piper Aircraft, Robinson Helicopter, and SOCATA, a division of Aerospatiale, and is the exclusive supplier of engines for Cessna's new product line of single-engine aircraft. Aftermarket sales are made to the more than 180,000 existing owners of Textron Lycoming products through a world-wide network of independently owned distributors.

         Textron Marine & Land Systems is a world leader in the design and construction of advanced technology, specialty marine and land systems. Textron Marine & Land Systems manufactures high performance hovercraft, such as air cushion landing craft and search and rescue vessels, and the Cadillac Gage family of armored vehicles and turrets, with products operating in over 35 countries.

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

         FINANCE SEGMENT. Our Finance segment consists of Textron Financial Corporation (TFC) and its subsidiaries. TFC is a diversified commercial finance company with core operations in three active segments: term loans and leases, revolving credit and specialty finance. Term lending and leasing activity is focused in aircraft, equipment and golf finance. Revolving credit products consist primarily of dealer inventory finance, asset-based lending and factoring, and working capital loans. Specialty finance operations include broadcast media finance, franchise finance, resort receivables finance and structured investment grade transactions. TFC's other financial services and products include transaction syndications, equipment appraisal and management, portfolio servicing and insurance brokerage.

         TFC's financing activities are confined almost exclusively to commercial markets and to lease and secured lending products. TFC's services are offered primarily in North America and, to a minor extent, in South America, Europe and Australia. However, TFC does finance Textron products, principally Bell helicopters and Cessna aircraft, world-wide.

         In March 1999, we acquired a specialized equipment financing portfolio from Southern Capital Corporation. In July 1999, we acquired RFC Capital, a revolving credit finance company serving commercial customers in the telecommunications industry. In October 1999, we acquired the aircraft and franchise finance divisions of Green Tree Financial Servicing Corporation. In November 1999, we acquired Litchfield Financial Corporation, a commercial finance company specializing in financing arrangements for vacation interval sales, land lot sales and other receivables-oriented transactions.

         The commercial finance businesses in which TFC operates are highly competitive. TFC is subject to competition from various types of financing institutions, including banks, leasing companies, insurance companies, commercial finance companies and finance companies that are subsidiaries of banking institutions. Competition within the commercial finance industry is primarily focused on price, terms and service.

BACKLOG
        Information regarding Textron's backlog of government and commercial orders at the end of the past two fiscal years is contained on page 37 of Textron's 1999 Annual Report to Shareholders, which page is incorporated herein by reference.

        Approximately 49% of Textron's total backlog of $9.1 billion at January 1, 2000, represents orders which are not expected to be filled within the 2000 fiscal year. At January 1, 2000, approximately 98% of the total government backlog of $2.0 billion was funded.

GOVERNMENT CONTRACTS
        In 1999, 23% of the revenues of our Aircraft segment and 9% of the revenues of our Industrial segment, constituting in the aggregate 11% of our consolidated revenues, were generated by or resulted from contracts with the U.S. Government. U.S. Government business is subject to competition, changes in procurement policies and regulations, the continuing availability of Congressional appropriations, world events, and the size and timing of programs in which Textron may participate.

        Our contracts with the U.S. Government generally may be terminated in whole or in part at the convenience of the U.S. Government or if we are in default. If the U.S. Government terminates a contract for convenience, we normally will be entitled (up to a maximum equal to the contract price) to reimbursement for allowable costs incurred, increased or decreased by our expected profit or loss had the contract been completed. If, however, the U.S. Government terminates a contract for default: (a) we will be paid an agreed-upon amount for manufacturing materials and partially completed products accepted by the U.S. Government; (b) the U.S. Government will not be liable for our costs with respect to unaccepted items and will be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; and (c) we might be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

RESEARCH AND DEVELOPMENT
        Information regarding our research and development expenditures is contained on page 55 of our 1999 Annual Report to Shareholders. This page is incorporated herein by reference into this Annual Report on Form 10-K.

PATENTS AND TRADEMARKS
        We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents have been of value in the past and are expected to be of value in the future. However, the loss of any single patent or group of patents would not, in our opinion, materially affect the conduct of our business.

         We also own trademarks, trade names and service marks that are important to our business. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K: Textron, Textron Automotive Company, Textron Automotive Trim, Textron Fastening Systems, Textron Golf, Turf Care and Specialty Products, Textron Fluid and Power Systems, Textron Industrial Components, Textron Marine & Land Systems, Textron Financial Corporation, AB139, BA609, Bell Helicopter Textron, Bell Model 206, Bell Model 412EP, Bell Model 427, V-22 Osprey, The Cessna Aircraft Company, Cessna Caravan, 172 Skyhawk, 172 Skyhawk SP, 182 Skyhawk, 206 Stationair, T206 Turbo Stationair, Cessna Citation, CitationJet, Citation Bravo, Citation Ultra, Citation Excel, Citation VII, Citation X, Citation CJ1, Citation CJ2, Citation Encore, Citation Sovereign, McCauley Propeller, CWC, Kautex Textron, McCord Winn Textron, Micromatic Textron, Kaywood Products, ASCTec, RITec, Cam Tooling, Fastriv, Flexalloy, InteSys, Optical Boring, Tri-Star Corp., Bob-Cat, Brouwer, Bunton, Cushman, E-Z-GO, Jacobsen, Ransomes, Ryan, Steiner, AB Benzlers, Cone Drive, David Brown, David Brown Guinard Pumps, David Brown Hydraulics, David Brown Mobile Equipment Drives, David Brown Union Pumps, HR Textron, Maag Pump Systems, Textron Industrial S.p.A., Textron Motion Control, Textron Power Transmission, Textron Fluid Handling, Textron Systems, Lull, OmniQuip Textron, Sky Trak, Snorkel, Cadillac Gage, Textron Lycoming, Datacom, Fairmont, Greenlee Textron, Klauke, Progressive Electronics, Rifocs, RFC Capital, Litchfield Financial Corporation and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates, or joint ventures.

ENVIRONMENTAL CONSIDERATIONS
        Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental control facilities have not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained on pages 36 and 53 of our 1999 Annual Report to Shareholders. These pages are incorporated by reference into this Annual Report on Form 10-K.

EMPLOYEES
        At January 1, 2000, we had approximately 68,000 employees.

ITEM 2.     PROPERTIES
        At January 1, 2000, we operated a total of 204 plants located throughout the U.S. and 126 plants outside the U.S. Of the total of 330 plants, we owned 171 and the balance were leased. In the aggregate, the total manufacturing space was approximately 38 million square feet.

         In addition, we own or lease offices, warehouse and other space at various locations throughout the U.S. and outside the U.S. We consider the productive capacity of the plants operated by each of our business segments to be adequate. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put, and are substantially in regular use.


ITEM 3.     LEGAL PROCEEDINGS

        We are subject to legal proceedings arising out of the conduct of our business. These proceedings include claims arising from private transactions, government contracts, product liability, and environmental, safety and health matters. Some of these legal proceedings seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, we believe that these suits and proceedings will not have a material effect on our net income or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        No matters were submitted to a vote of our security holders during the last quarter of the period covered by this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information concerning our executive officers as of March 15, 2000. Unless otherwise indicated, the employer is Textron Inc.

NAME                              AGE                                      POSITION
----                              ---                                      --------

Lewis B. Campbell                 53       Chairman and Chief Executive Officer since February 1999; formerly
                                           President and Chief Executive Officer, July 1998 to February 1999;
                                           President and Chief Operating Officer, 1994 to July 1998; Director since
                                           1994.

John A. Janitz                    57       President and Chief Operating Officer since March 1999; formerly
                                           Chairman, President and Chief Executive Officer, Textron Automotive
                                           Company, 1996 to March 1999; Executive Vice President and General
                                           Manager of TRW Inc.'s Occupant Restraint Group, 1990 to 1996.  Appointed
                                           Director effective March 25, 1999.

John D. Butler                    52       Executive Vice President Administration and Chief Human Resources
                                           Officer since January 1999; formerly Executive Vice President and Chief
                                           Human Resources Officer, 1997 to December 1998; Vice President Personnel
                                           of General Motors International Operations (Zurich, Switzerland), 1993
                                           to 1997.

Mary L. Howell                    47       Executive Vice President Government, International, Communications and
                                           Investor Relations since July 1998; formerly Executive Vice President
                                           Government and International, 1995 to July 1998; Senior Vice President
                                           Government and International Relations, 1993 to 1995.

Stephen L. Key                    56       Executive Vice President and Chief Financial Officer since 1995;
                                           formerly Executive Vice President and Chief Financial Officer of
                                           ConAgra, Inc., 1992 to 1995.

Terrence O'Donnell                56       Executive Vice President and General Counsel since March 2000; Partner,
                                           Williams & Connolly since 1992.


                                     PART II

ITEM 5.     MARKETS FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

        Our Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges. At January 1, 2000, there were approximately 22,000 holders of Textron Common Stock. The information on the price range of Textron's Common Stock and dividends paid per share appearing under "Common Stock Information" on page 62 of our 1999 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

        On December 16, 1999, we issued 432,288 shares of Textron Common Stock in exchange for all the outstanding shares of Rifocs Corp. This issuance of Textron Common Stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act because it did not involve a public offering.

ITEM 6.     SELECTED FINANCIAL DATA

        The information appearing under "Selected Financial Information" on page 63 of our 1999 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        "Management's Discussion and Analysis," appearing on pages 29 through 38 of our 1999 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        "Quantitative Risks Measures," appearing on page 36 of our 1999 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary information contained in our 1999 Annual Report to Shareholders and the Financial Statement Schedules, as listed in the Index to Financial Statements and Financial Statement Schedules attached to this Annual Report on Form 10-K, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information appearing under "Nominees for Director" and "Directors Continuing in Office" on pages 3 through 6 of the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2000, is incorporated by reference into this Annual Report on Form 10-K.

        Information regarding Textron's executive officers is included on page 18 of Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information appearing under "Report of the Organization and Compensation Committee on Executive Compensation, Executive Compensation and Performance Graph" on pages 11 through 21 of the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2000, is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information appearing under "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management," on page 10 of the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2000, is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing under "Transactions with Management" on page 20 of the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2000, is incorporated by reference into this Annual Report on Form 10-K.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

        (a)    FINANCIAL STATEMENTS AND SCHEDULES
        The consolidated financial statements, supplementary information and financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this Report.

        EXHIBITS
        3.1 Restated Certificate of Incorporation of Textron as filed January 29, 1998. Incorporated by reference to
                           Exhibit 3.1 to Textron's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.
        3.2                By-Laws of Textron.
        NOTE: Exhibits 10.1 through 10.17 below are management contracts or compensatory plans, contracts or agreements.
        10.1A Annual Incentive Compensation Plan For Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

        10.1B Amendment to Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to
                           Exhibit 10.1 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.
        10.2A              Deferred Income Plan for Textron Key Executives.
                           Incorporated by reference to Exhibit 10.2 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
        10.2B Amendments to Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2B to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.
        10.2C Amendment to Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.
        10.2D              Amendment to Deferred Income Plan for Textron Key
                           Executives.
        10.3               Special Benefits for Textron Key Executives.
                           Incorporated by reference to Exhibit 10.4 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
        10.4A Supplemental Benefits Plan For Textron Key Executives with Market Square Profit Sharing Plan Schedule. Incorporated by reference to Exhibit 10.5 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
        10.4B Amendments to Supplemental Benefits Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.4B to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.
        10.4C Amendment to Supplemental Benefits Plan for Textron Key Executives. Incorporated by reference to Exhibit
                           10.3 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.
        10.4D              Amendment to Supplemental Benefits Plan for Textron
                           Key Executives.
        10.5A Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit
                           10.6 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
        10.5B Amendment to Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.5B to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

        10.5C              Amendment to Supplemental Retirement Plan for Textron
                           Key Executives. Incorporated by reference to Exhibit
                           10.4 to Textron's Quarterly Report on Form 10-Q for
                           the fiscal quarter ended July 3, 1999.
        10.5D              Amendment to Supplemental Retirement Plan for Textron
                           Key Executives.
        10.6A              Survivor Benefit Plan For Textron Key Executives.
                           Incorporated by reference to Exhibit 10.7 to
                           Textron's Annual Report on Form 10-K for the fiscal
                           year ended December 30, 1995.
        10.6B              Amendment to Survivor Benefit Plan for Textron Key
                           Executives. Incorporated by reference to Exhibit 10.5
                           to Textron's Quarterly Report on Form 10-Q for the
                           fiscal quarter ended July 3, 1999.
        10.7A              Textron 1990 Long-Term Incentive Plan ("1990 Plan").
                           Incorporated by reference to Exhibit 10.7 to
                           Textron's Annual Report on Form 10-K for the fiscal
                           year ended December 30, 1989.
        10.7B              First Amendment to 1990 Plan. Incorporated by
                           reference to Exhibit 10.7(c) to Textron's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 28, 1991.
        10.7C              Second Amendment to 1990 Plan. Incorporated by
                           reference to Exhibit 10.7(c) to Textron's Annual
                           Report on Form 10-K for the fiscal year ended January
                           2, 1993.
        10.8A              Textron 1994 Long-Term Incentive Plan ("1994 Plan").
                           Incorporated by reference to Exhibit 10 to Textron's
                           Quarterly Report on Form 10-Q for the fiscal quarter
                           ended July 2, 1994.
        10.8B              Amendment to 1994 Plan. Incorporated by reference to
                           Exhibit 10.9B to Textron's Annual Report on Form 10-K
                           for the fiscal year ended January 2, 1999.
        10.8C              Amendment to 1994 Plan. Incorporated by reference to
                           Exhibit 10.6 to Textron's Quarterly Report on Form
                           10-Q for the fiscal quarter ended July 3, 1999.
        10.8D              Amendment to 1994 Plan.
        10.9               Textron 1999 Long Term Incentive Plan
        10.10              Form of Indemnity Agreement between Textron and its
                           directors and executive officers. Incorporated by reference to Exhibit A to Textron's

                           Proxy Statement for its Annual Meeting of
                           Shareholders on April 29, 1987.
        10.11              Deferred Income Plan for Non-Employee Directors.
        10.12              Employment Agreement between Textron and John D.
                           Butler dated July 23, 1998. Incorporated by reference to Exhibit 10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.
        10.13A             Employment Agreement between Textron and Lewis B.
                           Campbell dated July 23, 1998. Incorporated by reference to Exhibit 10.3 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.
        10.13B Retention Award granted to Lewis B. Campbell on December 14, 1995. Incorporated by reference to
                           Exhibit 10.16B to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
        10.13C             Retention Award granted to Lewis B. Campbell on
                           June 1, 1999.
        10.14              Employment Agreement between Textron and Mary L.
                           Howell dated July 23, 1998. Incorporated by reference to Exhibit 10.5 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.
        10.15              Employment Agreement between Textron and John A.
                           Janitz dated May 25, 1999.
        10.16              Employment Agreement between Textron and Wayne W.
                           Juchatz dated July 23, 1998. Incorporated by reference to Exhibit 10.6 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.
        10.17              Employment Agreement between Textron and Stephen L.
                           Key dated July 23, 1998. Incorporated by reference to
                           Exhibit 10.7 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.
        10.18 5-Year Credit Agreement dated as of April 1, 1998, among Textron, the Banks listed therein and Morgan Guaranty Trust Company of New York as Administrative Agent. Incorporated by reference to Exhibit 10.2 to

                           Textron's Quarterly Report on Form 10-Q for the
                           fiscal quarter ended April 4, 1998.
        12.1               Computation of ratio of income to combined fixed
                           charges and preferred stock dividends of Textron
                           Manufacturing.
        12.2               Computation of ratio of income to combined fixed
                           charges and preferred stock dividends of Textron Inc.
                           including all majority-owned subsidiaries.
        13                 A portion (pages 28 through 63 and pages 66 through
                           68) of Textron's 1999 Annual Report to Shareholders.
        21                 Certain subsidiaries of Textron.  Other subsidiaries,
                           which considered in the aggregate do not constitute a
                           significant subsidiary, are omitted from such list.
        23                 Consent of Independent Auditors.
        24.1               Power of attorney.
        24.2               Certified copy of a resolution of the Board of
                           Directors of Textron.
        27                 Financial Data Schedule (filed electronically only).

        (b)      REPORTS ON FORM 8-K
                 No reports on Form 8-K were filed during the quarter ended January 1, 2000.

                                   SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March 2000.

                                           TEXTRON INC.
                                           Registrant

                                           By:     /s/Michael D. Cahn
                                                   ------------------
                                                   Michael D. Cahn
                                                   Attorney-in-fact

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 17th day of March 2000, by the following persons on behalf of the registrant and in the capacities indicated:

        NAME                                         TITLE
        ----                                         -----


          *                      Chairman and Chief Executive Officer, Director
---------------------
Lewis B. Campbell


          *                      President and Chief Operating Officer, Director
---------------------
John A. Janitz


          *                      Director
---------------------
H. Jesse Arnelle

          *                      Director
---------------------
Teresa Beck


          *                      Director
---------------------
R. Stuart Dickson


          *                      Director
---------------------
Lawrence K. Fish


          *                      Director
---------------------
Joe T. Ford


          *                      Director
---------------------
Paul E. Gagne


          *                      Director
---------------------
John D. Macomber


          *                      Director
---------------------
Brian H. Rowe


          *                      Director
---------------------
Sam F. Segnar

                                 Director
---------------------
Jean Head Sisco


          *                      Director
---------------------
Martin D. Walker


          *                      Director
---------------------
Thomas B. Wheeler


          *                      Executive Vice President and
---------------------            Chief Financial Officer
Stephen L. Key                   (principal financial officer)


          *                      Vice President and Controller
---------------------            (principal accounting officer)
Richard L. Yates



*By: /s/ Michael D. Cahn
     Michael D. Cahn
     Attorney-in-fact

                                  TEXTRON INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   ITEM 14(a)



                                                                         Form          Annual Report to
TEXTRON INC.                                                             10-K            Shareholders
------------                                                             ----          ----------------

    Report of Independent Auditors                                                             39

    Consolidated Statement of Income for each of the three years                               40
        in the period ended January 1, 2000

    Consolidated Balance Sheet at January 1, 2000                                              41

    Consolidated Statement of Cash Flows for each of the three                                 42
        years in the period ended January 1, 2000

    Consolidated Statement of Changes in Shareholders' Equity                                  44
        for each of the three years in the period ended January
        1, 2000

    Notes to Consolidated Financial Statements                                                 45-61

    Revenues and Income by Business Segment                                                    28

    Supplementary Information (Unaudited):

         Quarterly Financial Information 1999 and 1998                                         62

    Financial Statement Schedule for each of the three years in the period ended January 1, 2000

         I    Condensed financial information of registrant               30









All other schedules are omitted because the conditions requiring the filing thereof do not exist or because the information required is included in the financial statements and notes thereto.

                                  TEXTRON INC.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

         For each of the three years in the period ended January 1, 2000


         Financial information of the Registrant is omitted because condensed financial information of Textron Manufacturing, which includes the Registrant and all of its majority-owned subsidiaries other than its finance subsidiaries (Textron Finance) is shown on pages 40 through 44 of Textron's 1999 Annual Report to Shareholders. Management believes that the disclosure of financial information on the basis of Textron Manufacturing results in a more meaningful presentation, since this group constitutes the Registrant's basic borrowing entity and the only restrictions on net assets of Textron's subsidiaries relate to Textron Finance. The Registrant's investment in Textron Finance is $869 million in 1999 and $473 million in 1998.

         Textron Manufacturing received dividends of $36 million, $62 million and $74 million from Textron Finance in 1999, 1998 and 1997, respectively. Lending agreements limit Textron Finance's net assets available for cash dividends and other payments to Textron Manufacturing to approximately $332 million of Textron Finance's net assets of $869 million at year-end 1999.

         Textron Manufacturing's credit agreements contain provisions requiring it to maintain a minimum level of shareholders' equity and a minimum interest coverage ratio. For additional information concerning Textron Manufacturing's long-term debt, see Note 7 to the consolidated financial statements appearing on pages 49 and 50 of Textron's 1999 Annual Report to Shareholders.

         For information concerning Textron-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Textron Junior Subordinated Debt Securities, see Note 10 to the consolidated financial statements appearing on page 53 of Textron's 1999 Annual Report to Shareholders.

        EXHIBITS                         EXHIBIT INDEX


          3.1 Restated Certificate of Incorporation of Textron as filed January 29, 1998. Incorporated by reference to Exhibit 3.1 to Textron's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

          3.2       By-Laws of Textron.

          NOTE: Exhibits 10.1 through 10.17 below are management contracts or compensatory plans, contracts or agreements.

          10.1A Annual Incentive Compensation Plan For Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

          10.1B Amendment to Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

          10.2A Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

          10.2B Amendments to Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2B to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

          10.2C Amendment to Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

          10.2D     Amendment to Deferred Income Plan for Textron Key
                    Executives.

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

          10.4B Amendments to Supplemental Benefits Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.4B to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

          10.4C Amendment to Supplemental Benefits Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.3 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

          10.4D Amendment to Supplemental Benefits Plan for Textron Key Executives.

          10.5A Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.6 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

          10.5B Amendment to Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.5B to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

          10.5C Amendment to Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.4 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

          10.5D Amendment to Supplemental Retirement Plan for Textron Key Executives.

          10.6A Survivor Benefit Plan For Textron Key Executives. Incorporated by reference to Exhibit 10.7 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

          10.6B Amendment to Survivor Benefit Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.5 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

          10.7A Textron 1990 Long-Term Incentive Plan ("1990 Plan"). Incorporated by reference to Exhibit 10.7 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.

          10.7B     First Amendment to 1990 Plan. Incorporated by reference to
                    Exhibit 10.7(c) to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

          10.7C     Second Amendment to 1990 Plan. Incorporated by reference to
                    Exhibit 10.7(c) to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

          10.8A Textron 1994 Long-Term Incentive Plan ("1994 Plan"). Incorporated by reference to Exhibit 10 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.

          10.8B Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.9B to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

          10.8C     Amendment to 1994 Plan. Incorporated by reference to Exhibit
                    10.6 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

          10.8D     Amendment to 1994 Plan.

          10.9      Textron 1999 Long Term Incentive Plan

          10.10 Form of Indemnity Agreement between Textron and its directors and executive officers. Incorporated by reference to Exhibit A to Textron's Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.

          10.11     Deferred Income Plan for Non-Employee Directors

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

          10.13B Retention Award granted to Lewis B. Campbell on December 14, 1995. Incorporated by reference to Exhibit 10.16B to Textron's

                    Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

          10.13C    Retention Award granted to Lewis B. Campbell on June 1,
                    1999.

          10.14 Employment Agreement between Textron and Mary L. Howell dated July 23, 1998. Incorporated by reference to Exhibit
                    10.5 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

          10.15 Employment Agreement between Textron and John A. Janitz dated May 25, 1999.

          10.16 Employment Agreement between Textron and Wayne W. Juchatz dated July 23, 1998. Incorporated by reference to Exhibit
                    10.6 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

          10.17 Employment Agreement between Textron and Stephen L. Key dated July 23, 1998. Incorporated by reference to Exhibit
                    10.7 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

          10.18 5-Year Credit Agreement dated as of April 1, 1998, among Textron, the Banks listed therein and Morgan Guaranty Trust Company of New York as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1998.

          12.1 Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Manufacturing.

          12.2 Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Inc. including all majority-owned subsidiaries.

          13 A portion (pages 28 through 63 and pages 66 through 68) of Textron's 1999 Annual Report to Shareholders.

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