Form 10-Q
period 2000-04-01
TEXTRON INC
filed 2000-05-12
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended April 1, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 1-5480

_______________

TEXTRON INC.

(Exact name of registrant as specified in its charter)

_______________

Delaware	05-0315468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes X No

Common stock outstanding at April 29, 2000 - 144,198,000 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Condensed Consolidated Statements of Income (unaudited)
(Dollars in millions, except per share amounts)
	Three months ended
	April 1, 2000	April 3, 1999
Revenues
Manufacturing sales	$3,085	$2,653
Finance revenues	152	96
Total revenues	3,237	2,749
Cost and expenses
Cost of sales	2,533	2,179
Selling and administrative	332	284
Interest, net	109	38
Provision for losses on collection of finance receivables	6	6
Total costs and expenses	2,980	2,507
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	257	242
Income taxes	(92)	(91)
Distribution on preferred securities of subsidiary trusts, net of income taxes	(7)	(6)
Income from continuing operations	158	145
Gain on disposal of discontinued operations, net of income taxes	-	1,615
Income before extraordinary loss and cumulative effect of change in accounting principle	158	1,760
Extraordinary loss from debt retirement, net of income taxes	-	(43)
Cumulative effect of change in accounting principle, net of income taxes	(59)	-
Net income	$99	$1,717
Per common share:
Basic:
Income from continuing operations	$1.08	$.95
Discontinued operations, net of income taxes	-	10.59
Extraordinary loss from debt retirement, net of income taxes	-	(.28)
Cumulative effect of change in accounting principle, net of income taxes	(.41)	-
Net income	$.67	$11.26
Diluted:
Income from continuing operations	$1.06	$.93
Gain on disposal of discontinued operations, net of income taxes	-	10.34
Extraordinary loss from debt retirement, net of income taxes	-	(.27)
Cumulative effect of change in accounting principle, net of income taxes	(.40)	-
Net income	$.66	$11.00
Average shares outstanding:
Basic	146,281,000	152,517,000
Diluted	148,818,000	156,112,000
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52
$1.40 Preferred stock, Series B	$.35	$.35
Common stock	$.325	$.325

See notes to the condensed consolidated financial statements.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	April 1, 2000	January 1, 2000
Assets
Textron Manufacturing
Cash and cash equivalents	$130	$192
Commercial and U.S. government receivables - net	1,499	1,363
Inventories	2,030	1,859
Other current assets	333	321
Total current assets	3,992	3,735
Property, plant, and equipment, less accumulated depreciation of $2,127 and $2,069	2,480	2,484
Goodwill, less accumulated amortization of $482 and $459	2,789	2,807
Other (including net deferred income taxes)	1,503	1,378
Total Textron Manufacturing assets	10,764	10,404
Textron Finance
Cash	4	17
Finance receivables - net	5,675	5,487
Other assets (including net goodwill of $223 and $211)	474	485
Total Textron Finance assets	6,153	5,989
Total assets	$16,917	$16,393
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$863	$688
Accounts payable	1,229	1,262
Income taxes payable	228	87
Other accrued liabilities	1,267	1,219
Total current liabilities	3,587	3,256
Accrued postretirement benefits other than pensions	735	741
Other liabilities	1,186	1,336
Long-term debt	1,343	1,079
Total Textron Manufacturing liabilities	6,851	6,412
Textron Finance
Other liabilities	228	234
Deferred income taxes	287	307
Debt	4,717	4,551
Total Textron Finance liabilities	5,232	5,092
Total liabilities	12,083	11,504
Textron Finance - mandatorily redeemable preferred securities of Finance subsidiary holding debentures	28	29
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities	484	483
Shareholders' equity
Capital stock:
Preferred stock	12	12
Common stock	24	24
Capital surplus	1,016	1,009
Retained earnings	5,868	5,817
Accumulated other comprehensive loss	(73)	(98)
	6,847	6,764
Less cost of treasury shares	2,525	2,387
Total shareholders' equity	4,322	4,377
Total liabilities and shareholders' equity	$16,917	$16,393
Common shares outstanding	144,792,000	147,002,000

See notes to condensed consolidated financial statements.

Item 1. FINANCIAL STATEMENTS (Continued)

 TEXTRON INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)
	Three Months Ended
	April 1, 2000	April 3, 1999
Cash flows from operating activities:
Income from continuing operations	$158	$145
Adjustments to reconcile income from continuing operations to net cash used by operating activities:
Depreciation	94	81
Amortization	27	18
Provision for losses on receivables	7	7
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Increase in commercial and U.S. government receivables	(136)	(68)
Increase in inventories	(170)	(30)
Increase in other assets	(59)	(99)
(Decrease) increase in accounts payable	(56)	1
Increase (decrease) in accrued liabilities	65	(66)
Other - net	2	10
Net cash used by operating activities	(68)	(1)
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(1,599)	(955)
Repaid or sold	1,378	792
Cash used in acquisitions	(19)	(52)
Net proceeds from dispositions	-	3,845
Capital expenditures	(119)	(98)
Purchase of marketable securities	(109)	-
Other investing activities - net	20	12
Net cash (used) provided by investing activities	(448)	3,544
Cash flows from financing activities:
Increase (decrease) in short-term debt	434	(2,245)
Proceeds from issuance of long-term debt	595	200
Principal payments and retirements on long-term debt	(395)	(700)
Proceeds from exercise of stock options	5	26
Purchases of Textron common stock	(150)	(373)
Dividends paid	(48)	(91)
Net cash provided (used) by financing activities	441	(3,183)
Net increase (decrease) in cash and cash equivalents	(75)	360
Cash and cash equivalents at beginning of period	209	53
Cash and cash equivalents at end of period	$134	$413

See notes to condensed consolidated financial statements.

TEXTRON INC.
Notes to Condensed Consolidated Financial Statements (unaudited)

 Note 1:     Basis of Presentation

The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended January 1, 2000. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at April 1, 2000, and its consolidated results of operations and cash flows for each of the respective three month periods ended April 1, 2000 and April 3, 1999. Certain prior year balances have been reclassified to conform to the current year's presentation. Consistent with prior periods, Textron Finance's first quarter ended on March 31, 2000.

Note 2:     Earnings per Share

The dilutive effect of convertible preferred shares and stock options was 2,537,000 and 3,595,000 shares for the three month periods ending April 1, 2000 and April 3, 1999, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 3:     Inventories
	April 1, 2000	January 1, 2000
	(In millions)
Finished goods	$714	$608
Work in process	1,064	970
Raw materials	469	489
	2,247	2,067
Less progress payments and customer deposits	217	208
	$2,030	$1,859

Note 4:     Investments in Marketable Securities

Investments in marketable securities, a component of other assets, are classified as available-for-sale and are recorded at their fair value. Unrealized gains and losses on these securities, net of related income taxes, are included in stockholders' equity as a component of accumulated other comprehensive loss. At April 1, 2000, the Company's investments consisted of equity securities, with total unrealized gains of $38 million included in accumulated other comprehensive income, a component of equity. As of April 29, 2000, the market value of the Company's portfolio of equity securities had declined $64 million from April 1, 2000.

Note 5:	Textron Finance Mandatorily Redeemable Preferred Securities of Finance Subsidiary Holding Debentures

Litchfield Financial Corporation (Litchfield, a subsidiary of Textron Financial Corporation) was acquired by Textron Financial Corporation during 1999. Prior to the acquisition, a trust sponsored and wholly-owned by Litchfield issued Series A Preferred Securities to the public (for $26 million), the proceeds of which were invested by the trust in $26 million aggregate principal amount of Litchfield's newly issued 10% Series A Junior Subordinated Debentures (Series A Debentures), due 2029. The debentures are the sole asset of the trust. The preferred securities were recorded by Textron Financial Corporation at fair value as of the acquisition date. The amounts due to the trust under the subordinated debentures and the related income statement amounts have been eliminated in Textron's consolidated financial statements.

The preferred securities accrue and pay cash distributions quarterly at a rate of 10% per annum. The trust's obligation under the Series A Preferred Securities are fully and unconditionally guaranteed by Litchfield. The trust will redeem all of the outstanding Series A Preferred Securities when the Series A Debentures are paid at maturity on June 30, 2029, or otherwise become due. Litchfield will have the right to redeem 100% of the principal plus accrued and unpaid interest on or after June 30, 2004.

Note 6:	Textron-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Textron Junior Subordinated Debt Securities

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

Note 7:     Contingencies

Textron is subject to legal proceedings arising out of the conduct of its business. These proceedings include claims arising from private transactions, government contracts, product liability, and environmental, safety and health matters. Some of these legal proceedings seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in Textron's suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, Textron believes that these suits and proceedings will not have a material effect on Textron's net income or financial condition.

Note 8:     Comprehensive Income

During the first quarter of 2000 and 1999, total comprehensive income amounted to $124 million and $1,734 million, respectively.

Note 9:     Special (Credits)/Charges

To enhance competitiveness and profitability of its core business, Textron recorded pre-tax charges related to certain restructuring activities in 1999 and 1998. The charges included asset impairments, severance costs, and other exit related costs associated with cost reduction programs. Textron continues to evaluate additional programs and expects cost reduction efforts to continue. Additional charges may be required in the future when such programs become finalized. As of April 1, 2000, approximately 1,900 employees had been terminated under these severance programs.

The following table summarizes the spending associated with the 1999 and 1998 programs:

	Asset impairments	Severance costs	Total
Balance January 1, 2000	$-	$22	$22
Utilized	-	(4)	(4)
Balance April 1, 2000	$-	$18	$18

Note 10:     Pre-production Costs

Customer engineering and tooling project costs for which customer reimbursement is anticipated were capitalized and classified in other assets. Effective January 2, 2000, Textron adopted Emerging Issues Tax Force Issue 99-5 "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" (EITF 99-5). This consensus requires that all design and development costs for products sold under long-term supply arrangements be expensed unless there is a contractual guarantee that provides for specific required payments for these costs. Textron has reported a Cumulative Effect of Change in Accounting Principle of $59 million (net of tax), or approximately $0.40 per diluted share in the first quarter of 2000 related to the adoption of this consensus.

Pro forma income from continuing operations, net income before cumulative effect of change in accounting principle and related diluted earnings per common share amounts as if the provisions of EITF 99-5 had been applied during all periods presented are as follows:

	Three months ended
	April 1, 2000		April 3, 1999
	(In millions)
	As Reported	As Adjusted	As Reported	As Adjusted
Income from continuing operations	$158	$158	$145	$142
Net income before cumulative change in accounting principle	99	99	1,717	1,715
Diluted earnings per common share:
Income from continuing operations	$1.06	$1.06	$0.93	$0.91
Net income before cumulative effect of change in accounting principle	1.06	1.06	11.00	10.99

Note 11:     New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued FAS 133 "Accounting for Derivative Instruments and Hedging Activities." FAS 133 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. In June 1999, the FASB issued FAS 137, which deferred the effective date of FAS 133 to all fiscal quarters of years beginning after June 15, 2000. Textron is evaluating the potential impact of this pronouncement on future reporting.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues and is effective for the second quarter of 2000. The Company is currently assessing the impact SAB 101 will have on the Company's results of operations.

Note 12:     Financial Information by Borrowing Group

Textron's financings are conducted through two borrowing groups, Textron Finance and Textron Manufacturing. This framework is designed to enhance the Company's borrowing power by separating the Finance segment, which is a borrowing unit of a specialized business nature. Textron Finance consists of Textron Financial Corporation consolidated with its subsidiaries, which are the entities through which Textron operates its Finance segment. Textron Finance finances its operations by borrowing from its own group of external creditors. Textron Manufacturing is Textron Inc., the parent company consolidated with the entities which operate in the Aircraft, Automotive and Industrial business segments.

Item 1.     FINANCIAL STATEMENTS (Continued)

Note 13:     Financial information by borrowing group (continued)

Textron Manufacturing
(Unaudited) (In millions)

	Three Months Ended
Condensed Statements of Cash Flows	April 1, 2000	April 3, 1999
Cash flows from operating activities:
Income from continuing operations	$158	$145
Adjustments to reconcile income from continuing operations to net cash used by operating activities:
Earnings of Textron Finance greater than distributions to Textron Manufacturing	(23)	(5)
Depreciation	90	78
Amortization	23	17
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Increase in receivables	(136)	(68)
Increase in inventories	(170)	(30)
Increase in other assets	(50)	(96)
Increase (decrease) in accounts payable and accrued liabilities	18	(96)
Other - net	3	3
Net cash used by operating activities	(87)	(52)
Cash flows from investing activities:
Capital expenditures	(116)	(95)
Cash used in acquisitions	(19)	-
Purchases of marketable securities	(109)	-
Note receivable due from Textron Finance	-	(730)
Net proceeds from dispositions	-	3,845
Other investing activities - net	11	14
Net cash (used) provided by investing activities	(233)	3,034
Cash flows from financing activities:
Increase (decrease) in short-term debt	189	(1,542)
Proceeds from issuance of long-term debt	289	-
Principal payments and retirements on long-term debt	(27)	(635)
Proceeds from exercise of stock options	5	26
Purchases of Textron common stock	(150)	(373)
Dividends paid	(48)	(91)
Contributions paid to Textron Finance	-	(8)
Net cash provided (used) by financing activities	258	(2,623)
Net increase (decrease) in cash and cash equivalents	(62)	359
Cash and cash equivalents at beginning of period	192	31
Cash and cash equivalents at end of period	$130	$390

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TEXTRON INC.
Revenues and Income by Business Segment
(In millions)

	Three Months Ended
	April 1, 2000	April 3, 1999
REVENUES
MANUFACTURING:
Aircraft	$903	$827
Automotive	848	734
Industrial	1,334	1,092
	3,085	2,653
FINANCE	152	96
Total revenues	$3,237	$2,749
SEGMENT OPERATING INCOME*
MANUFACTURING:
Aircraft	$78	$67
Automotive	82	62
Industrial	135	122
	295	251
FINANCE	41	26
Segment operating income	336	277
Corporate expenses and other - net	(46)	(38)
Interest income	-	16
Interest expense	(33)	(13)
Income from continuing operations before income taxes and distributions on preferred securities of manufacturing subsidiary trust	$257	$242

*Segment operating income excludes Textron Manufacturing interest expense, corporate expenses, special (credits)/charges, and gains or losses from the disposition of businesses. The Finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust as part of operating income.

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 10, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $2 million and $11 million during the first three months of 2000 and 1999, respectively. Dividend payments to shareholders for the first quarter 2000 include one payment as opposed to the first quarter 1999 when two payments were made. Dividend payments to shareholders in the first quarter 2000 amounted to $48 million, a decrease of $43 million from first quarter 1999.

Textron Manufacturing's debt to total capital ratio was 32 % at April 1, 2000 up from 27% at year end. The increase is consistent with Textron's financial target of maintaining its debt to capital ratio in the low to mid-30% range.

During the first quarter of 2000, Textron Manufacturing reduced its multi-currency credit facility by approximately $34 million. A summary of credit line facilities is as follows:

Credit Facilities
	Textron Manufacturing		Textron Finance
(in millions)	April 1, 2000	January 1, 2000	March 31, 2000	January 1, 2000
Total lines	$1,305	$1,346	$1,200	$1,200
Amount available	505	797	-	196

Historically, Textron has financed foreign acquisitions with domestic borrowings and utilized foreign currency exchange agreements to synthetically convert these into foreign currency borrowings. These synthetic foreign currency borrowings naturally offset exposures to foreign exchange risk for assets and earnings in the same foreign currency. At year-end 1999, Textron began to utilize actual foreign currency borrowings in addition to synthetically converted U.S. borrowings for these purposes. In the first quarter of 2000 Textron Manufacturing established a two billion Euro Medium-Term Note facility (EMTN), which provides for the issuance of debt securities denominated in the Euro or other currencies. In March 2000, Textron issued approximately $292 million U.S. dollar-equivalent of Euro-denominated, 5 5/8% medium-term notes which mature in 2005. The proceeds from the sale of these notes were used to reduce existing short-term debt and for general corporate purposes. At April 1, 2000, Textron Manufacturing had $1.5 billion available under its existing shelf registration statement filed with the Securities Exchange Commission and approximately $1.7 billion U.S. dollar-equivalent available under the EMTN. Subsequent to the first quarter of 2000, Textron issued approximately $238 million U.S. dollar-equivalent of British Pound Sterling-denominated, 6 5/8% notes under the EMTN which mature in 2020. The proceeds from the sale of these notes were used to reduce existing short-term debt.

During the first quarter of 2000, Textron Finance increased its medium-term note facility by $95 million and issued $210 million of one year variable rate notes. The related proceeds were used to refinance maturing commercial paper. Textron Finance has fully utilized this facility as of March 31, 2000. At March 31, 2000, Textron Finance had $2 billion available under its shelf registration statement. Subsequent to the first quarter of 2000, Textron Finance issued $750 million in variable rate notes under this facility, the proceeds of which were used to refinance maturing commercial paper.

On February 23, 2000, Textron announced that its Board of Directors had authorized a new ten-million share repurchase program. This program supercedes the 4.8 million shares that remained under its previous authorization. During the first quarter of 2000, Textron Inc. repurchased 2.4 million shares of common stock at an aggregate cost of $139 million.

During the first quarter of 2000, Textron Manufacturing acquired 4 companies at a total cost of $20 million. Also in the first quarter of 2000, Textron purchased approximately $100 million of Safeguard Scientifics Inc. common stock as part of a strategic alliance with the internet holding and operating company. Under the alliance, Textron will work with Safeguard partner companies to develop and execute global e-commerce strategies. As a result of this alliance, during the first quarter of 2000 Textron has invested approximately $8 million in the common stock of a certain Safeguard partner company, and could make similar investments in future periods.

Management believes that Textron will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations will continue to be more than sufficient to meet its operating needs and to finance growth.

Quantitative Risk Measures

Textron has used a sensitivity analysis to quantify the market risk inherent in its financial instruments. Financial instruments held by the Company that are subject to market risk (interest rate risk, foreign exchange rate risk, and equity price risk) include finance receivables (excluding lease receivables), investments in marketable securities, debt, interest rate exchange agreements, foreign exchange contracts and currency swaps.

Presented below is a sensitivity analysis of the fair value of Textron's financial instruments for April 1, 2000 and January 1, 2000. The table illustrates the hypothetical change in the fair value of the Company's financial instruments at April 1, 2000 and year-end assuming a 10% decrease in interest rates, a 10% strengthening in exchange rates against the U.S. dollar and a 10% decrease in the quoted market prices of its investments in marketable equity securities. The estimated fair value of the financial instruments was determined by discounted cash flow analysis, by independent investment bankers and from quoted market prices for publicly traded equity securities. This sensitivity analysis is most likely not indicative of actual results in the future.

	April 1, 2000			January 1, 2000
(In millions)	Carrying Value	Fair Value	Hypothetical Change In Fair Value	Carrying Value	Fair Value	Hypothetical Change In Fair Value
Interest Rate Risk
Textron Manufacturing:
Debt	$2,182	$2,180	$27	$1,745	$1,740	$22
Interest rate exchange agreements	-	11	(11)	-	7	(10)
Textron Finance:
Finance receivables	4,920	4,938	62	4,647	4,665	57
Debt	4,717	4,700	35	4,551	4,535	38
Interest rate exchange agreements	-	(4)	1	-	(2)	1
Foreign Exchange Rate Risk
Textron Manufacturing:
Debt	789	789	79	285	286	23
Foreign exchange contracts	-	(7)	(21)	-	(6)	(22)
Currency swaps	(18)	(17)	30	(21)	(25)	88
Interest rate exchange agreements	-	-	-	-	1	-
Textron Finance:
Foreign exchange contracts	-	-	(1)	-	-	-
Equity Price Risk
Textron Manufacturing:
Available for sale securities	171	171	(17)	-	-	-

Results of Operations - Three months ended April 1, 2000 vs Three months ended April 3, 1999

Diluted earnings per share from continuing operations in the first quarter 2000 were $1.06 per share, up 14% from the 1999 amount of $0.93. Income from continuing operations in 2000 of $158 million was up 9% from $145 million in 1999. Revenues increased 18% to $3.2 billion in 2000 from $2.7 billion in 1999.

As previously disclosed in the 1999 Annual Report of the Company, Textron implemented the Emerging Issues Task Force consensus on Issue 99-5 "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." As a result of this, in the first quarter 2000, Textron reported a Cumulative Effect of Change in Accounting Principle charge of $59 million (net of tax) related to the adoption of this consensus. The effect of this change in accounting on future results will not have a significant impact on income from continuing operations in the affected segments (principally Automotive).

Textron completed the sale of Avco Financial Services, Inc. (AFS) to Associates First Capital Corporation for $3.9 billion in cash on January 6, 1999 and a gain of $1.62 billion on the sale of AFS was recorded in the first quarter 1999. Textron also recorded an extraordinary loss of $43 million (net of tax) on the early retirement of debt in the first quarter 1999. Net income, (including the cumulative effect (net of tax) of change in accounting principle in 2000) was $99 million as compared to 1999 net income of $1.717 billion, which included the gain on the sale of AFS and the extraordinary loss.

The Aircraft segment's revenues and income increased $76 million (9%) and $11 million (16%), respectively, achieving a 50 basis point improvement in operating margin.

Cessna's revenues increased $77 million due to higher sales of business jets, primarily the Citation Excel and Citation Bravo, higher single-engine piston aircraft sales and increased spares and service revenues. Income increased as a result of the higher sales, improved operating performance and a lower mix of fleet sales.

Bell Helicopter's revenues were essentially unchanged as higher revenues on the V-22 production contract and the Huey and Cobra upgrade contracts, higher foreign military sales and higher military spares sales were offset by lower sales of commercial and military helicopters, and lower V-22 spares sales. Bell's income decreased slightly due primarily to higher product development expense related to the BA 609 commercial tiltrotor aircraft and the Bell 427 helicopter, and lower recognition into income ($7 million in 2000 vs. $9 million in 1999) of cash received in the fourth quarter 1998 on the formation of a joint venture on the BA 609 program. These unfavorable factors were partially offset by lower selling and administrative expense.

The Automotive segment's revenues increased $114 million (16%), while income increased $20 million (32%). The increase in revenues was driven by higher sales at Trim, due to the new GM Malibu cockpit program, higher sales on DaimlerChrysler car and truck platforms, and the benefit of the Textron Breed Automotive S.r.l. joint venture. Despite customer price reductions, income increased due to the contribution from the higher sales and improved operating performance at all Textron Automotive businesses, particularly at Kautex. The improved operating performance resulted in a 130 basis point improvement in operating margin.

The Industrial segment's revenues and income increased $242 million (22%) and $13 million (11%), respectively.

Textron Fastening Systems revenues increased $84 million (17%), reflecting the contribution from the Flexalloy and InteSys acquisitions and higher organic sales in Commercial Solutions. This increase was partially offset by lower sales at Automotive Solutions, reflecting the unfavorable impact of foreign exchange in its European operations, and customer pricing pressures. Income decreased as the benefit of higher sales was more than offset by unfavorable operating performance at certain plants in North America and the foreign exchange impact.

Textron Industrial Products revenues increased $158 million (27%) as a result of the contribution from acquisitions, primarily OmniQuip, KSB Annecy, Benzlers, Energy & Williams, Progressive Electronics and Rifocs, and higher organic sales at Golf, Turf Care And Specialty Products, Greenlee and Motion Control Products. Income increased as a result of the contribution from acquisitions and the higher sales and improved margins at Golf, Turf Care And Specialty Products and Motion Control Products. These benefits were partially offset by lower revenues at Textron Systems due to a change in contract mix and reduced customer requirements, and lower customer demand at Turbine Engine Components and Fluid Handling Products.

The Finance segment's revenues increased $56 million (58%) due to a higher level of average receivables, reflecting both acquisitive and organic growth, and higher syndication and other income. Income increased $15 million (58%) as the benefit of higher revenues was partially offset by higher expenses related to growth in managed receivables. Net interest margin was also adversely impacted by a delay in re-pricing short-term loans as a result of increases in the prime rate.

Corporate expenses and other - net increased $8 million due primarily to the impact of organizational changes and costs associated with strategic and e-business initiatives.

Interest income and expense - net for Textron manufacturing increased $36 million from the first quarter of 1999 due to the re-leveraging that occurred following the divestiture of AFS. Interest expense increased $20 million due to a higher level of average debt as a result of acquisitions and share repurchases. In 1999, Textron realized interest income of $16 million as a result of its net investment position.

Income taxes - the current quarter's effective income tax rate of 36.2% was lower than the corresponding prior year rate of 37.6%, due primarily to the benefit of tax planning initiatives that are being realized in 2000.

Forward-looking Information: Certain statements in this Report, and other oral and written statements made by Textron from time to time, are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent which Textron is able to successfully integrate acquisitions, (b) changes in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, (c) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers, (d) the extent to which the Company is able to successfully develop, introduce, and launch new products and enter new markets, (e) the level of government funding for Textron products and (f) successful implementation of e-procurement strategies. For the Aircraft Segment: (a) the timing of certifications of new aircraft products and (b) the occurrence of a severe downturn in the U.S. economy that discourages businesses from purchasing business jets. For the Automotive Segment: (a) the level of consumer demand for the vehicle models for which Textron supplies parts to automotive original equipment manufacturers ("OEM's") and (b) the ability to offset, through cost reductions, pricing pressure brought by automotive OEM customers. For the Industrial Segment: the ability of Textron Fastening Systems to offset, through cost reductions, pricing pressure brought by automotive OEM customers. For the Finance Segment: (a) the level of sales of Textron products for which Textron Financial Corporation offers financing and (b) the ability of Textron Financial Corporation to maintain credit quality and control costs when entering new markets.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's Management Discussion and Analysis "Quantitative Risk Measures" section on page 12 for updated information.

PART II. OTHER INFORMATION
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits
4.1

Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank, Atlanta (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-88509)

4.2

Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's Registration Statement on Form 10 (No. 0-27559)

4.3

Long-term debt instruments of Textron and its consolidated subsidiaries with principal amounts not exceeding 10% of Textron's total consolidated assets are not filed as exhibits to this Report. Textron will furnish a copy of those agreements to the Commission upon request

		12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing
		12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries
		27	Financial Data Schedule (filed electronically only)
	(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended April 1, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	May 12, 2000	s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit

4.1

Indenture dated as of December 9, 1999, between Textron Financial Corporation and
SunTrust Bank, Atlanta (including form of debt securities). Incorporated by reference to
Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation's Registration
Statement on Form S-3 (No. 333-88509)

4.2

Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron
Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial
Corporation's Registration Statement on Form 10 (No. 0-27559)

4.3

Long-term debt instruments of Textron and its consolidated subsidiaries with principal amounts not exceeding 10% of Textron's total consolidated assets are not filed as exhibits to this Report. Textron will furnish a copy of those agreements to the Commission upon request

12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing

12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries

27	Financial Data Schedule (filed electronically only)