Form 10-Q
period 2000-07-01
TEXTRON INC
filed 2000-08-14
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended July 1, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at July 29, 2000 - 143,425,000 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Condensed Consolidated Statements of Income (unaudited)
(Dollars in millions, except per share amounts)
	Three months ended		Six months ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
Revenues
Manufacturing revenues	$3,052	$2,783	$6,137	$5,436
Finance revenues	170	104	322	200
Total revenues	3,222	2,887	6,459	5,636
Cost and expenses
Cost of sales	2,459	2,221	4,992	4,457
Selling and administrative	340	346	672	573
Interest, net	123	46	232	84
Special charges	-	2	-	2
Provision for losses on collection of finance receivables	9	6	15	12
Total costs and expenses	2,931	2,621	5,911	5,128
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	291	266	548	508
Income taxes	(105)	(97)	(197)	(188)
Distribution on preferred securities of subsidiary trusts, net of income taxes	(7)	(7)	(14)	(13)
Income from continuing operations	179	162	337	307
Gain on disposal of discontinued operations, net of income taxes	-	-	-	1,615
Income before extraordinary loss and cumulative effect of change in accounting principle	179	162	337	1,922
Extraordinary loss from debt retirement, net of income taxes	-	-	-	(43)
Cumulative effect of change in accounting principle, net of income taxes	-	-	(59)	-
Net income	$179	$162	$278	$1,879
Per common share:
Basic:
Income from continuing operations	$1.25	$1.08	$2.32	$2.03
Gain on disposal of discontinued operations, net of income taxes	-	-	-	10.64
Extraordinary loss from debt retirement, net of income taxes	-	-	-	(.28)
Cumulative effect of change in accounting principle, net of income taxes	-	-	(.41)	-
Net income	$1.25	$1.08	$1.91	$12.39
Diluted:
Income from continuing operations	$1.23	$1.05	$2.29	$1.98
Gain on disposal of discontinued operations, net of income taxes	-	-	-	10.40
Extraordinary loss from debt retirement, net of income taxes	-	-	-	(.27)
Cumulative effect of change in accounting principle, net of income taxes	-	-	(.41)	-
Net income	$1.23	$1.05	$1.88	$12.11
Average shares outstanding:
Basic	143,981,000	150,512,000	145,185,000	151,623,000
Diluted	146,304,000	154,096,000	147,630,000	155,230,000
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.04	$1.04
$1.40 Preferred stock, Series B	$.35	$.35	$.70	$.70
Common stock	$.325	$.325	$.65	$.65

See notes to the condensed consolidated financial statements.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	July 1, 2000	January 1, 2000
Assets

Textron Manufacturing
Cash and cash equivalents	$202	$192
Commercial and U.S. government receivables - net	1,484	1,363
Inventories	2,083	1,859
Other current assets	317	321
Total current assets	4,086	3,735
Property, plant, and equipment, less accumulated depreciation of $2,178 and $2,049	2,529	2,484
Goodwill, less accumulated amortization of $504 and $459	2,764	2,807
Other (including net deferred income taxes)	1,472	1,378
Total Textron Manufacturing assets	10,851	10,404
Textron Finance
Cash	28	17
Finance receivables - net	6,015	5,465
Other assets (including net goodwill of $220 and $211)	519	507
Total Textron Finance assets	6,562	5,989
Total assets	$17,413	$16,393
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$862	$688
Accounts payable	1,194	1,262
Income taxes payable	95	87
Other accrued liabilities	1,354	1,219
Total current liabilities	3,505	3,256
Accrued postretirement benefits other than pensions	728	741
Other liabilities	1,246	1,336
Long-term debt	1,526	1,079
Total Textron Manufacturing liabilities	7,005	6,412
Textron Finance
Other liabilities	226	234
Deferred income taxes	285	307
Debt	5,111	4,551
Total Textron Finance liabilities	5,622	5,092
Total liabilities	12,627	11,504
Textron Finance - mandatorily redeemable preferred securities of Finance subsidiary holding debentures	28	29
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities	484	483
Shareholders' equity
Capital stock:
Preferred stock	12	12
Common stock	24	24
Capital surplus	1,019	1,009
Retained earnings	6,001	5,817
Accumulated other comprehensive loss	(163)	(98)
	6,893	6,764
Less cost of treasury shares	2,619	2,387
Total shareholders' equity	4,274	4,377
Total liabilities and shareholders' equity	$17,413	$16,393
Common shares outstanding	143,399,000	147,002,000

See notes to condensed consolidated financial statements.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)
	Six Months Ended
	July 1, 2000	July 3, 1999
Cash flows from operating activities:
Income from continuing operations	$337	$307
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	192	167
Amortization	55	40
Special charges	-	2
Provision for losses on receivables	17	12
Deferred income taxes	(27)	35
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Increase in commercial and U.S. government receivables	(102)	(83)
Increase in inventories	(220)	(101)
Increase in other assets	(17)	(151)
(Decrease) increase in accounts payable	(109)	14
Increase (decrease) in accrued liabilities	39	(110)
Other - net	(4)	5
Net cash provided by operating activities	161	137
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(3,540)	(2,130)
Repaid or sold	2,960	1,838
Cash used in acquisitions	(55)	(295)
Investments in joint ventures	-	(41)
Net proceeds from dispositions	-	3,376
Capital expenditures	(246)	(222)
Cash used to purchase investments	(134)	-
Other investing activities - net	10	17
Net cash (used) provided by investing activities	(1,005)	2,543
Cash flows from financing activities:
Increase (decrease) in short-term debt	52	(1,726)
Proceeds from issuance of long-term debt	1,796	660
Principal payments and retirements on long-term debt	(648)	(834)
Proceeds from exercise of stock options	8	43
Purchases of Textron common stock	(247)	(478)
Dividends paid	(96)	(140)
Net cash provided (used) by financing activities	865	(2,475)
Net increase in cash and cash equivalents	21	205
Cash and cash equivalents at beginning of period	209	53
Cash and cash equivalents at end of period	$230	$258

See notes to condensed consolidated financial statements.

TEXTRON INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:     Basis of Presentation

The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended January 1, 2000. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at July 1, 2000, and its consolidated results of operations and cash flows for each of the respective three and six month periods ended July 1, 2000 and July 3, 1999. Certain prior year balances have been reclassified to conform to the current year presentation. Consistent with prior periods, Textron Finance's second quarter ended on June 30, 2000.

Note 2:     Earnings per Share

The dilutive effect of convertible preferred shares and stock options was 2,445,000 and 3,607,000 shares for the six month periods ending July 1, 2000 and July 3, 1999, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 3:     Inventories
	July 1, 2000	January 1, 2000
	(In millions)
Finished goods	$727	$608
Work in process	1,133	970
Raw materials	456	489
	2,316	2,067
Less progress payments and customer deposits	233	208
	$2,083	$1,859

Note 4:     Investments in Marketable Securities

Investments in marketable securities, a component of other assets, are classified as available-for-sale and are recorded at their fair value. Unrealized gains and losses on these securities, net of related income taxes, are included in stockholders' equity as a component of accumulated other comprehensive income (loss). At July 1, 2000, the Company's investments consisted of equity securities, with a total tax effected net unrealized loss of $17 million included in accumulated other comprehensive loss.

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

Note 8:     Comprehensive Income

During the first six months of 2000 and 1999, total comprehensive income amounted to $213 million and $1,889 million, respectively. For the three month periods ended July 1, 2000 and July 3, 1999, total comprehensive income amounted to $89 million and $155 million, respectively.

Note 9:     Special Charges

To enhance competitiveness and profitability of its core business, Textron recorded pre-tax charges related to certain restructuring activities in 1999 and 1998. The charges included asset impairments, severance costs, and other exit related costs associated with cost reduction programs. Textron continues to evaluate additional programs and expects cost reduction efforts to continue. Additional charges may be required in the future when such programs become finalized. As of July 1, 2000, approximately 2,200 employees had been terminated under these severance programs.

During the first six months of 2000, Textron utilized $10 million of the $22 million reserve for severance and other costs relating to restructuring. As of July 1, 2000, the remaining reserve for these programs is $12 million.

Note 10:     Pre-production Costs

Customer engineering and tooling project costs for which customer reimbursement is anticipated were capitalized and classified in other assets. Effective January 2, 2000, Textron adopted Emerging Issues Tax Force Issue 99-5 "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" (EITF 99-5). This consensus requires that all design and development costs for products sold under long-term supply arrangements be expensed unless there is a contractual guarantee that provides for specific required payments for these costs. Textron has reported a Cumulative Effect of Change in Accounting Principle of $59 million (net of tax), or approximately $0.41 per diluted share in the first quarter of 2000 related to the adoption of this consensus.

Pro forma income from continuing operations, net income and related diluted earnings per common share amounts as if the provisions of EITF 99-5 had been applied during the three and six month periods ended July 3, 1999 are as follows:

	Three Months Ended July 3, 1999	Six Months Ended July 3, 1999
	(In millions, except per share data)
Income from continuing operations
As reported	$162	$307
Pro forma	159	302
Income from continuing operations per diluted share
As reported	$1.05	$1.98
Pro forma	1.03	1.95
Net income
As reported	$162	$1,879
Pro forma	159	1,874
Net income per diluted share
As reported	$1.05	$12.11
Pro forma	1.03	12.08

Note 11:     New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued FAS 133 "Accounting for Derivative Instruments and Hedging Activities." FAS 133 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. In June 1999, the FASB issued FAS 137, which deferred the effective date of FAS 133 to all fiscal quarters of years beginning after June 15, 2000. In June 2000, the FASB issued FAS 138 which addressed issues causing implementation difficulties with FAS 133 and also amended the accounting and reporting standards of FAS 133 for certain derivative instruments and hedging activities. Textron is evaluating the potential impact of these pronouncements on future reporting.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. In June 2000, the SEC issued SAB 101B which delayed the implementation date of SAB 101 until no later than the fourth quarter of 2000. The Company is currently assessing the impact SAB 101 will have on the Company's results of operations.

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

Item 1. FINANCIAL STATEMENTS (Continued)

Note 12: Financial Information by Borrowing Group (continued)

Textron Manufacturing
(unaudited) (In millions)

	Six Months Ended
Condensed Statements of Cash Flows	July 1, 2000	July 3, 1999
Cash flows from operating activities:
Income from continuing operations	$337	$307
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance Group greater than distributions to Parent Group	(43)	(16)
Depreciation	184	161
Amortization	48	38
Special charges	-	2
Deferred income taxes	(7)	27
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Increase in receivables	(102)	(83)
Increase in inventories	(220)	(101)
Increase in other assets	(24)	(144)
Decrease in accounts payable and accrued liabilities	(60)	(121)
Other - net	(1)	5
Net cash provided by operating activities	112	75
Cash flows from investing activities:
Capital expenditures	(240)	(217)
Cash used in acquisitions	(55)	(242)
Investments in joint ventures	-	(41)
Net proceeds from dispositions	-	3,376
Cash used to purchase investments	(134)	-
Other investing activities - net	24	21
Net cash (used) provided by investing activities	(405)	2,897
Cash flows from financing activities:
Increase (decrease) in short-term debt	168	(1,535)
Proceeds from issuance of long-term debt	516	-
Principal payments and retirements on long-term debt	(46)	(639)
Proceeds from exercise of stock options	8	43
Purchases of Textron common stock	(247)	(478)
Dividends paid	(96)	(140)
Contributions paid to Finance Group	-	(8)
Net cash (used) provided by financing activities	303	(2,757)
Net increase in cash and cash equivalents	10	215
Cash and cash equivalents at beginning of period	192	31
Cash and cash equivalents at end of period	$202	$246

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

TEXTRON INC.
Revenues and Income by Business Segment
(In millions)

	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
REVENUES
MANUFACTURING:
Aircraft	$958	$885	$1,861	$1,712
Automotive	777	757	1,625	1,491
Industrial	1,317	1,141	2,651	2,233
	3,052	2,783	6,137	5,436
FINANCE	170	104	322	200
Total revenues	$3,222	$2,887	$6,459	$5,636
SEGMENT OPERATING INCOME*
MANUFACTURING:
Aircraft	$107	$75	$185	$142
Automotive	73	62	155	124
Industrial	148	133	283	255
	328	270	623	521
FINANCE	44	30	85	56
Segment operating income	372	300	708	577
Special (charges)/credits	-	(2)	-	(2)
Segment income	372	298	708	575
Corporate expenses and other - net	(41)	(35)	(87)	(73)
Interest income	-	6	-	22
Interest expense	(41)	(3)	(74)	(16)
Income from continuing operations before income taxes and distributions on preferred securities of manufacturing subsidiary trust	$290	$266	$547	$508

*Segment operating income excludes Textron Manufacturing interest expense, corporate expenses, special (credits)/charges, and gains or losses from the disposition of businesses. The Finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust as part of operating income.

The July 3, 1999 special charges include special charges of $26 million primarily for the Industrial segment and reversal of $24 million of reserve no longer deemed necessary for the 1998 programs ($8 million Automotive segment, $16 million Industrial segment).

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 10, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $10 million and $19 million during the first six months of 2000 and 1999, respectively. Dividend payments to shareholders for the first six months of 2000 include two payments as opposed to the first six months of 1999 when three payments were made. Dividend payments to shareholders for the first six months of 2000 amounted to $96 million, a decrease of $44 million over the first six months of 1999.

Textron Manufacturing's debt to total capital ratio was 33% at July 1, 2000 up from 27% at year end. The increase is consistent with Textron's financial target of maintaining its debt to capital ratio in the low to mid-30% range.

During the first six months of 2000, Textron Manufacturing reduced its multi-currency credit facility by approximately $34 million. A summary of credit line facilities is as follows:

Credit Facilities
	Textron Manufacturing		Textron Finance
(in millions)	July 1, 2000	January 1, 2000	June 30, 2000	January 1, 2000
Total lines	$1,277	$1,346	$1,200	$1,200
Amount available	519	797	61	196

Historically, Textron has generally financed foreign acquisitions with domestic borrowings and utilized foreign currency exchange agreements to synthetically convert these into foreign currency borrowings. These synthetic foreign currency borrowings naturally offset exposures to foreign exchange risk for assets and earnings in the same foreign currency. At year-end 1999, Textron began to utilize actual foreign currency borrowings in addition to synthetically converted U.S. borrowings for these purposes. In the first quarter of 2000 Textron Manufacturing established a two billion Euro Medium-Term Note facility (EMTN), which provides for the issuance of debt securities denominated in the Euro or other currencies. In March 2000, Textron issued 300 million Euro-denominated ($281 million U.S. dollar-equivalent as of July 1, 2000) 5 5/8% medium-term notes which mature in 2005. The proceeds from the sale of these notes were used to reduce existing short-term debt and for general corporate purposes. In the second quarter of 2000, Textron issued 150 million British Pound Sterling-denominated ($227 million U.S. dollar-equivalent as of July 1, 2000) 6 5/8% notes under the EMTN which mature in 2020. The proceeds from the sale of these notes were used to reduce existing short-term debt. At July 1, 2000, Textron Manufacturing had $1.5 billion available under its existing shelf registration statement filed with the Securities Exchange Commission and approximately $1.4 billion U.S. dollar-equivalent available under the EMTN.

During the first six months of 2000, Textron Finance increased its medium-term note facility by $300 million and issued $415 million of one year variable rate notes. The related proceeds were used to refinance maturing commercial paper. The medium-term note facility was fully utilized as of July 1, 2000. Textron Finance also issued a $40 million variable rate note through a private placement which matures in 2004. In April 2000, Textron Finance issued $750 million in variable rate notes under its shelf registration statement facility of which $275 million matures in 2001 and $475 million matures in 2002. The proceeds from these notes were used to refinance maturing commercial paper and terminate $220 million of other variable rate debt, which was prepaid at par. At July 1, 2000, $1.3 billion was available under the shelf registration statement.

In April 2000, Textron Finance entered into interest rate exchange agreements with an aggregate notional amount of $150 million to fix the interest rate on $150 million of the new notes issued under the shelf registration statement. Further, Textron Finance entered into basis swaps against the remaining $600 million of new debt to convert the related variable interest rate payments from LIBOR-based payments to Prime-based payments. The objective of these basis swaps is to lock in desired spreads between floating rate receivables indexed to the Prime rate and floating rate liabilities indexed to LIBOR.

Additionally, during the second quarter Textron Finance terminated fixed-pay interest rate exchange agreements with an aggregate notional amount of $150 million that were hedging existing variable rate debt. Textron Finance also entered interest rate exchange agreements with an aggregate notional amount of $200 million to fix interest rate payments on expected issuances of debt and $400 million to fix expected cash flows associated with certain finance receivables.

On February 23, 2000, Textron announced that its Board of Directors had authorized a new ten-million share repurchase program. This program superceded the 4.8 million shares that remained under its previous authorization. During the first six months of 2000, Textron Inc. repurchased 3.9 million shares of common stock at an aggregate cost of $233 million.

During the first six months of 2000, Textron Manufacturing acquired 9 companies at a total cost of $93 million including debt assumed of $36 million. Also in the first quarter of 2000, Textron purchased approximately $100 million of Safeguard Scientifics Inc. common stock as part of a strategic alliance with this internet holding and operating company. Under the alliance, Textron will work with Safeguard partner companies to develop and execute global e-commerce strategies. As a result of this alliance, during the first six months of 2000 Textron has invested approximately $8 million in the common stock of a Safeguard partner company, and could make similar investments in future periods. In June 2000, Textron purchased $25 million of EqualFooting.com, Inc. convertible preferred stock in support of the Company's e-commerce initiative. Management believes that Textron will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations will continue to be more than sufficient to meet its operating needs and to finance growth.

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

Presented below is a sensitivity analysis of the fair value of Textron's financial instruments for July 1, 2000 and January 1, 2000. The table illustrates the hypothetical change in the fair value of the Company's financial instruments at July 1, 2000 and year-end assuming a 10% decrease in interest rates, a 10% strengthening in exchange rates against the U.S. dollar and a 10% decrease in the quoted market prices of its investments in marketable equity securities. The estimated fair value of the financial instruments was determined by discounted cash flow analysis, by independent investment bankers and from quoted market prices for publicly traded equity securities. This sensitivity analysis is most likely not indicative of actual results in the future.

	July 1, 2000			January 1, 2000
(In millions)	Carrying Value	Fair Value	Hypothetical Change In Fair Value	Carrying Value	Fair Value	Hypothetical Change In Fair Value
Interest Rate Risk
Textron Manufacturing:
Debt	$2,388	$2,415	$38	$1,745	$1,740	$22
Interest rate exchange agreements	-	9	(10)	-	7	(10)
Textron Finance:
Finance receivables	5,223	5,249	53	4,647	4,665	57
Debt	5,111	5,091	35	4,551	4,535	38
Interest rate exchange agreements	-	3	18	-	(2)	1
Foreign Exchange Rate Risk
Textron Manufacturing:
Debt	1,142	1,180	96	285	286	23
Foreign exchange contracts	(2)	(3)	(17)	-	(6)	(22)
Currency swaps	-	-	2	(21)	(25)	88
Interest rate exchange agreements	-	-	-	-	1	-
Textron Finance:
Foreign exchange contracts	-	-	5	-	-	-
Equity Price Risk
Textron Manufacturing:
Available for sale securities	86	86	(9)	-	-	-

Results of Operations - Three months ended July 1, 2000 vs. Three months ended July 3, 1999

Diluted earnings per share from continuing operations in the second quarter 2000 were $1.23 per share, up 17% from the 1999 amount of $1.05. Income from continuing operations in 2000 of $179 million was up 10% from $162 million in 1999. Revenues increased 12% to $3.2 billion in 2000 from $2.9 billion in 1999.

The Aircraft segment's revenues and income increased $73 million (8%) and $32 million (43%), respectively, achieving a 270 basis point improvement in operating margin.

Cessna's revenues increased $86 million due to higher sales of business jets, primarily the Citation Excel and Citation Bravo, higher Caravan sales, and increased spares and service revenues. Income increased as a result of the higher sales and improved operating performance.

Bell Helicopter's revenues decreased $13 million as higher revenues on the V-22 production contract and the Huey and Cobra upgrade contracts, higher foreign military sales and increased military spares sales were offset by lower sales of commercial and other military helicopters and lower V-22 spares sales. Bell's income increased due to improved margins and lower product development costs, primarily as a result of the contribution from a new supplier on the BA 609 fuselage. This favorable impact was partially offset by the impact of the lower revenues and a lower recognition into income ($8 million in 2000 vs. $10 million in 1999) of cash received in the fourth quarter of 1998 on the formation of a joint venture on the BA 609 program.

The Automotive segment's revenues increased $20 million (3%), while income increased $11 million (18%) and operating margin increased 120 basis points. The increase in revenues was driven by higher sales at Trim, due to the contribution from the Plascar acquisition, the Breed Automotive S.r.l. joint venture and increased volume with General Motors, primarily the new GM Malibu cockpit program. The higher revenues were partially offset by lower builds on other platforms at Trim, customer price reductions and the unfavorable impact of foreign exchange at Kautex. Income increased due to the contribution from the higher revenues and improved operating performance.

The Industrial segment's revenues and income increased $176 million (15%) and $15 million (11%), respectively.

Textron Fastening Systems revenues increased $12 million (2%), reflecting the contribution from acquisitions, primarily InteSys. This increase in revenues was partially offset by lower sales at Automotive Solutions, reflecting the unfavorable impact of foreign exchange in its European operations and customer price reductions, and reduced customer requirements related to the heavy truck business at Supply Chain Solutions. Income decreased as the benefit from acquisitions and improved operating performance in Commercial Solutions was more than offset by unfavorable operating performance at certain plants in North America, lower volume at Supply Chain Solutions and the foreign exchange impact.

Textron Industrial Products revenues increased $164 million (28%) as a result of the contribution from acquisitions, primarily OmniQuip, and higher organic sales at Greenlee, Motion Control Products and Textron Lycoming. This increase in revenues was partially offset by lower revenues at Textron Systems due to a change in contract mix and reduced customer requirements, and lower demand at Fluid Handling Products, Turbine Engine Components and Power Transmission Products. Income increased primarily as a result of the contribution from acquisitions and improved margins at Motion Control Products and Textron Lycoming.

The Finance segment's revenues increased $66 million (63%) due to a higher level of average receivables, reflecting both acquisitive and organic growth, a higher yield on receivables, and higher syndication and other income. Income increased $14 million (47%) as the benefit of higher revenues was partially offset by higher expenses related to growth in managed receivables and a higher provision for loan losses related to the growth in receivables. Net interest margin was also adversely impacted by a delay in re-pricing short-term loans as a result of increases in the prime rate.

Corporate expenses and other - net increased $6 million due primarily to the impact of costs associated with strategic and e-business initiatives.

Interest income and expense - net for Textron manufacturing increased $44 million from the second quarter 1999, due to the re-leveraging that occurred following the divestiture of Avco Financial Services (AFS). Interest expense increased $38 million due to a higher level of average debt as a result of acquisitions and share repurchases. In 1999, Textron realized interest income of $6 million as a result of its net investment position.

Income taxes - the current quarter's effective income tax rate of 35.9% was lower than the corresponding prior year rate of 36.5%, which reflected the cumulative benefit of a reduction in the 1999 annual effective tax rate from 37.5% at the end of the first quarter to 37.0% for the six months. The decrease in the 2000 tax rate was primarily due to the benefit of tax planning initiatives that are being realized in 2000.

Results of Operations - Six months ended July 1, 2000 vs. Six months ended July 3, 1999

Diluted earnings per share from continuing operations in the first half 2000 were $2.29 per share, up 16% from the 1999 amount of $1.98. Income from continuing operations in 2000 of $337 million was up 10% from $307 million in 1999. Revenues increased 15% to $6.5 billion in 2000 from $5.6 billion in 1999.

As previously disclosed in the 1999 Annual Report of the Company, Textron implemented the Emerging Issues Task Force consensus on Issue 99-5 "Accounting for Pre-Production Costs Related to Long Term Supply Arrangements." As a result of this, in the first quarter 2000, Textron reported a Cumulative Effect of Change in Accounting Principle charge of $59 million (net of tax) related to the adoption of this consensus. The effect of this change in accounting on future results will not have a significant impact on income from continuing operations in the affected segments, principally Automotive.

Textron completed the sale of AFS to Associates First Capital Corporation for $3.9 billion in cash on January 6, 1999 and a gain of $1.62 billion on the sale of AFS was recorded in the first quarter 1999. Textron also recorded an extraordinary loss of $43 million (net of tax) on the early retirement of debt in the first quarter 1999. Net income, (including the cumulative effect (net of tax) of change in accounting principle in 2000) was $278 million as compared to 1999 net income of $1.879 billion, which included the gain on the sale of AFS and the extraordinary loss.

The Aircraft segment's The Aircraft segment's revenues and income increased $149 million (9%) and $43 million (30%), respectively, achieving a 160 basis point improvement in operating margin.

Cessna's revenues increased $163 million due to higher sales of business jets, primarily the Citation Excel and Citation Bravo, higher Caravan sales and increased spares and service revenues. Income increased as a result of the higher sales and improved operating performance.

Bell Helicopter's revenues decreased $14 million as higher revenues on the V-22 production contract and the Huey and Cobra upgrade contracts, higher foreign military sales and increased military spares sales, were offset by lower sales of commercial and other military helicopters and lower V-22 spares sales. Bell's income increased due to improved margins and lower selling and administrative expense. This favorable impact was partially offset by the impact of the lower revenues, higher product development expense related to the BA 609 commercial tiltrotor aircraft (net of the benefit of the contribution from a new supplier for the BA 609 fuselage in the second quarter) and the Bell 427 helicopter, and lower recognition into income ($15 million in 2000 vs. $19 million in 1999) of cash received in the fourth quarter of 1998 on the formation of a joint venture on the BA 609 program.

The Automotive segment's revenues increased $134 million (9%), while income increased $31 million (25%) and operating margin increased 120 basis points. The increase in revenues was driven by higher sales at Trim, due to the new GM Malibu cockpit program, and the benefit of the Textron Breed Automotive S.r.l. joint venture and the Plascar acquisition. The higher revenues were partially offset by customer price reductions and the unfavorable impact of foreign exchange at Kautex. Income increased due to the contribution from the higher revenues and improved operating performance.

The Industrial segment's revenues and income increased $418 million (19%), and $28 million (11%), respectively.

Textron Fastening Systems revenues increased $95 million (9%), reflecting the contribution from acquisitions, primarily InteSys and Flexalloy. This increase in revenues was partially offset by lower sales at Automotive Solutions, reflecting the unfavorable impact of foreign exchange in its European operations and customer price reductions, and reduced customer requirements related to the heavy truck business at Supply Chain Solutions. Income decreased as the benefit from acquisitions was more than offset by unfavorable performance at certain plants in North America, lower volume at Supply Chain Solutions and the foreign exchange impact.

Textron Industrial Products revenues increased $323 million (27%) as a result of the contribution from acquisitions, primarily OmniQuip, and higher organic sales at Motion Control Products, Greenlee, Golf, Turf Care And Specialty Products and Textron Lycoming. This increase in revenues was partially offset by lower revenues at Textron Systems due to a change in contract mix and reduced customer requirements, and lower demand at Fluid Handling Products, Turbine Engine Components and Power Transmission Products. Income increased primarily as a result of the contribution from acquisitions and improved margins at Motion Control Products and Textron Lycoming.

The Finance segment's revenues increased $122 million (61%) due to a higher level of average receivables, reflecting both acquisitive and organic growth, a higher yield on receivables, and higher syndication and other income. Income increased $29 million (52%) as the benefit of higher revenues was partially offset by higher expenses related to growth in managed receivables and a higher provision for loan losses related to the growth in receivables. Net interest margin was also adversely impacted by a delay in re-pricing short-term loans as a result of increases in the prime rate.

Corporate expenses and other - net increased $14 million due primarily to the impact of organizational changes in the first quarter and costs associated with strategic and e-business initiatives in the first half.

Interest income and expense - net for Textron manufacturing increased $80 million from the first half of 1999, due to the re-leveraging that occurred following the divestiture of AFS. Interest expense increased $58 million due to a higher level of average debt as a result of acquisitions and share repurchases. In 1999, Textron realized interest income of $22 million as a result of its net investment position.

Income taxes - the effective income tax rate of 36.0% for the first half 2000 was lower than the corresponding prior year rate of 37.0%, due primarily to the benefit of tax planning initiatives that are being realized in 2000.

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

On May 12, 2000, the Massachusetts Water Resources Authority (MWRA) issued a Notice of Violation (NOV) to Textron Systems Corporation (TSC) relating to industrial discharges to the MWRA sewer system from TSC's Wilmington, Massachusetts facility. The NOV, which seeks a civil administrative penalty, alleges a failure to obtain a permit for certain discharges, discharge reporting violations, and violations of discharge limits. The penalty assessed for the NOV may exceed $100,000.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Textron's annual meeting of shareholders held on April 26, 2000, the following items were voted upon:
1.	The following persons were elected to serve as directors in Class I for three year terms expiring in 2003 and received the votes listed.
Name	For	Withheld
Teresa Beck	127,538,248	2,179,523
Lewis B. Campbell	127,540,389	2,177,382
R. Stuart Dickson	127,613,452	2,104,319
Lawrence K. Fish	127,551,873	2,165,898
Joe T. Ford	127,563,550	2,154,221

The following directors have terms of office which continued after the meeting: H. Jesse Arnelle, Paul Gagné, John A. Janitz, John D. Macomber, Brian H. Rowe, Sam F. Segnar, Martin D. Walker, and Thomas B. Wheeler.

2.	The appointment of Ernst & Young LLP as Textron's independent auditors for 2000 was ratified by the following vote:
For	Against	Abstain	Broker Non-Votes
128,165,262	829,116	723,393	0
3.	A shareholder proposal regarding Textron's foreign military sales was rejected by the following vote:
For	Against	Abstain	Broker Non-Votes
7,143,557	102,766,670	6,261,712	13,545,832
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits

4.1

Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank, Atlanta (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-88509)

4.2

Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's Registration Statement on Form 10 (No. 0-27559)

10.1
Employment Agreement between Textron and Terrence O'Donnell dated March 10, 2000.

10.2
Employment Agreement between Textron and Kenneth C. Bohlen dated July 18, 2000

12.1
Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing.

12.2
Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries.

27
Financial Data Schedule (filed electronically only)
	(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the second quarter ended July 1, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	August 11, 2000	s/R. L. Yates
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

10.1	Employment Agreement between Textron and Terrence O'Donnell dated March 10, 2000
10.2	Employment Agreement between Textron and Kenneth C. Bohlen dated July 18, 2000
12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing
12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries
27	Financial Data Schedule (filed electronically only)