Form 10-Q
period 2000-09-30
TEXTRON INC
filed 2000-11-13
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at October 28, 2000 - 142,247,000 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Condensed Consolidated Statements of Income (unaudited)
(Dollars in millions, except per share amounts)
	Three Months Ended - - - - - - - - - - - - - - - - - - - -		Nine Months Ended - - - - - - - - - - - - - - - - - - - -
	September 30, 2000 - - - - - - - - - -	October 2, 1999 - - - - - - - - - -	September 30, 2000 - - - - - - - - - -	October 2, 1999 - - - - - - - - - -
Revenues
Manufacturing revenues	$2,950	$2,587	$9,087	$8,023
Finance revenues	184 - - - - - - - - - -	122 - - - - - - - - - -	506 - - - - - - - - - -	322 - - - - - - - - - -
Total revenues	3,134 - - - - - - - - - -	2,709 - - - - - - - - - -	9,593 - - - - - - - - - -	8,345 - - - - - - - - - -
Cost and expenses
Cost of sales	2,399	2,108	7,391	6,565
Selling and administrative	335	300	1,007	873
Interest, net	132	52	364	136
Special charges/(credits)	-	(3)	-	(1)
Provision for losses on collection of finance receivables	11 - - - - - - - - - -	10 - - - - - - - - - -	26 - - - - - - - - - -	22 - - - - - - - - - -
Total costs and expenses	2,877 - - - - - - - - - -	2,467 - - - - - - - - - -	8,788 - - - - - - - - - -	7,595 - - - - - - - - - -
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	257	242	805	750
Income taxes	(93)	(90)	(290)	(278)
Distribution on preferred securities of subsidiary trusts, net of income taxes	(6) - - - - - - - - - -	(6) - - - - - - - - - -	(20) - - - - - - - - - -	(19) - - - - - - - - - -
Income from continuing operations	158 - - - - - - - - - -	146 - - - - - - - - - -	495 - - - - - - - - - -	453 - - - - - - - - - -
Gain on disposal of discontinued operations, net of income taxes	- - - - - - - - - - -	- - - - - - - - - - -	- - - - - - - - - - -	1,615 - - - - - - - - - -
Income before extraordinary loss and cumulative effect of change in accounting principle	158	146	495	2,068
Extraordinary loss from debt retirement, net of income taxes	-	-	-	(43)
Cumulative effect of change in accounting principle, net of income taxes	- - - - - - - - - - -	- - - - - - - - - - -	(59) - - - - - - - - - -	- - - - - - - - - - -
Net income	$158 = = = = = = =	$146 = = = = = = =	$436 = = = = = = =	$2,025 = = = = = = =
Per common share:
Basic:
Income from continuing operations	$1.10	$.97	$3.42	$3.00
Gain on disposal of discontinued operations, net of income taxes	-	-	-	10.68
Extraordinary loss from debt retirement, net of income taxes	-	-	-	(.28)
Cumulative effect of change in accounting principle, net of income taxes	- - - - - - - - - - -	- - - - - - - - - - -	(.41) - - - - - - - - - -	- - - - - - - - - - -
Net income	$1.10 = = = = = = =	$.97 = = = = = = =	$3.01 = = = = = = =	$13.40 = = = = = = =
Diluted:
Income from continuing operations	$1.08	$.95	$3.37	$2.93
Gain on disposal of discontinued operations, net of income taxes	-	-	-	10.44
Extraordinary loss from debt retirement, net of income taxes	-	-	-	(.27)
Cumulative effect of change in accounting principle, net of income taxes	- - - - - - - - - - -	- - - - - - - - - - -	(.40) - - - - - - - - - -	- - - - - - - - - - -
Net income	$1.08 = = = = = = =	$.95 = = = = = = =	$2.97 = = = = = = =	$13.10 = = = = = = =
Average shares outstanding:
Basic	143,185,000	150,069,000	144,568,000	151,153,000
Diluted	145,325,000 - - - - - - - - - -	153,406,000 - - - - - - - - - -	146,911,000 - - - - - - - - - -	154,654,000 - - - - - - - - - -
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.56	$1.56
$1.40 Preferred stock, Series B	$.35	$.35	$1.05	$1.05
Common stock	$.325	$.325	$.975	$.975

See notes to the condensed consolidated financial statements.

3.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	September 30, 2000 - - - - - - - - - - - -	January 1, 2000 - - - - - - - - - - - -
Assets

Textron Manufacturing
Cash and cash equivalents	$134	$192
Commercial and U.S. government receivables - net	1,482	1,363
Inventories	2,032	1,859
Other current assets	302 - - - - - - - - - - - -	321 - - - - - - - - - - - -
Total current assets	3,950 - - - - - - - - - - - -	3,735 - - - - - - - - - - - -
Property, plant, and equipment, less accumulated depreciation of $2,219 and $2,049	2,507	2,484
Goodwill, less accumulated amortization of $525 and $459	2,725	2,807
Other (including net deferred income taxes)	1,478 - - - - - - - - - - - -	1,378 - - - - - - - - - - - -
Total Textron Manufacturing assets	10,660 - - - - - - - - - - - -	10,404 - - - - - - - - - - - -
Textron Finance
Cash	10	17
Finance receivables - net	5,501	5,465
Other assets (including net goodwill of $221 and $211)	605 - - - - - - - - - - - -	507 - - - - - - - - - - - -
Total Textron Finance assets	6,116 - - - - - - - - - - - -	5,989 - - - - - - - - - - - -
Total assets	$16,776 = = = = = = = = =	$16,393 = = = = = = = = =
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$825	$688
Accounts payable	1,128	1,262
Income taxes payable	67	87
Other accrued liabilities	1,367 - - - - - - - - - - - -	1,219 - - - - - - - - - - - -
Total current liabilities	3,387 - - - - - - - - - - - -	3,256 - - - - - - - - - - - -
Accrued postretirement benefits other than pensions	721	741
Other liabilities	1,216	1,336
Long-term debt	1,457 - - - - - - - - - - - -	1,079 - - - - - - - - - - - -
Total Textron Manufacturing liabilities	6,781 - - - - - - - - - - - -	6,412 - - - - - - - - - - - -
Textron Finance
Other liabilities	233	234
Deferred income taxes	283	307
Debt	4,670 - - - - - - - - - - - -	4,551 - - - - - - - - - - - -
Total Textron Finance liabilities	5,186 - - - - - - - - - - - -	5,092 - - - - - - - - - - - -
Total liabilities	11,967 - - - - - - - - - - - -	11,504 - - - - - - - - - - - -
Textron Finance - obligated mandatorily redeemable preferred securities of Finance subsidiary holding solely junior subordinated debentures	28 - - - - - - - - - - - -	29 - - - - - - - - - - - -
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities	484 - - - - - - - - - - - -	483 - - - - - - - - - - - -
Shareholders' equity
Capital stock:
Preferred stock	12	12
Common stock	24	24
Capital surplus	1,023	1,009
Retained earnings	6,111	5,817
Accumulated other comprehensive loss	(212) - - - - - - - - - - - -	(98) - - - - - - - - - - - -
	6,958	6,764
Less cost of treasury shares	2,661 - - - - - - - - - - - -	2,387 - - - - - - - - - - - -
Total shareholders' equity	4,297 - - - - - - - - - - - -	4,377 - - - - - - - - - - - -
Total liabilities and shareholders' equity	$16,776 - - - - - - - - - - - -	$16,393 - - - - - - - - - - - -
Common shares outstanding	142,597,000 = = = = = = = = =	147,002,000 = = = = = = = = =

See notes to condensed consolidated financial statements.

4.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)
	Nine Months Ended - - - - - - - - - - - - - - - - - - - - - - - - - -
	September 30, 2000 - - - - - - - - - - -	October 2, 1999 - - - - - - - - - - -
Cash flows from operating activities:
Income from continuing operations	$495	$453
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	286	255
Amortization	84	63
Special charges/(credits)	-	(1)
Provision for losses on receivables	27	23
Deferred income taxes	9	43
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Increase in commercial and U.S. government receivables	(90)	(36)
Increase in inventories	(160)	(139)
Increase in other assets	(41)	(134)
(Decrease) increase in accounts payable	(130)	36
Decrease in accrued liabilities	(82)	(57)
Other - net	(17) - - - - - - - - - - -	(3) - - - - - - - - - - -
Net cash provided by operating activities	381 - - - - - - - - - - -	503 - - - - - - - - - - -
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(5,247)	(3,455)
Repaid or sold	3,956	2,808
Proceeds from sale of securitized assets	1,102	-
Cash used in acquisitions	(84)	(733)
Net proceeds from dispositions	-	3,155
Capital expenditures	(358)	(350)
Cash used to purchase investments	(134)	-
Other investing activities - net	21 - - - - - - - - - - -	45 - - - - - - - - - - -
Net cash (used) provided by investing activities	(744) - - - - - - - - - - -	1,470 - - - - - - - - - - -
Cash flows from financing activities:
Decrease in short-term debt	(190)	(1,802)
Proceeds from issuance of long-term debt	1,891	1,962
Principal payments and retirements on long-term debt	(987)	(1,123)
Proceeds from exercise of stock options	11	47
Purchases of Textron common stock	(284)	(512)
Dividends paid	(143) - - - - - - - - - - -	(188) - - - - - - - - - - -
Net cash provided (used) by financing activities	298 - - - - - - - - - - -	(1,616) - - - - - - - - - - -
Net (decrease) increase in cash and cash equivalents	(65)	357
Cash and cash equivalents at beginning of period	209 - - - - - - - - - - -	53 - - - - - - - - - - -
Cash and cash equivalents at end of period	$144 = = = = = = = =	$410 = = = = = = = =

See notes to condensed consolidated financial statements.

5.

TEXTRON INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:     Basis of Presentation

The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended January 1, 2000. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at September 30, 2000, and its consolidated results of operations and cash flows for each of the respective three and nine month periods ended September 30, 2000 and October 2, 1999. Certain prior year balances have been reclassified to conform to the current year presentation.

Note 2:     Earnings per Share

The dilutive effect of convertible preferred shares and stock options was 2,140,000 and 3,337,000 for the three month periods ended September 30, 2000 and October 2, 1999 and 2,343,000 and 3,501,000 shares for the nine month periods ended September 30, 2000 and October 2, 1999, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 3:     Inventories
	September 30, 2000 - - - - - - - - - -	January 1, 2000 - - - - - - - - -
	(In millions)
Finished goods	$652	$608
Work in process	1,092	970
Raw materials	510 - - - - - - - - -	489 - - - - - - - - -
	2,254	2,067
Less progress payments and customer deposits	222 - - - - - - - - -	208 - - - - - - - - -
	$2,032 = = = = = = =	$1,859 = = = = = = =

Note 4:     Investments in Marketable Securities

Investments in marketable securities, a component of other assets, are classified as available-for-sale and are recorded at their fair value. Unrealized gains and losses on these securities, net of related income taxes, are included in stockholders' equity as a component of accumulated other comprehensive income (loss). At September 30, 2000, the Company's investments consisted of equity securities, with a total tax effected net unrealized loss of approximately $37 million included in accumulated other comprehensive loss. As of October 28, 2000, the total tax effected net unrealized loss of the Company's portfolio of equity securities had increased to approximately $46 million from September 30, 2000.

6.

Note 5:	Textron Finance - Obligated Mandatorily Redeemable Preferred Securities of Finance Subsidiary Holding Solely Junior Subordinated Debentures

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

7.

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

Note 8:     Comprehensive Income

During the first nine months of 2000 and 1999, total comprehensive income amounted to $322 million and $2,035 million, respectively. For the three month periods ended September 30, 2000 and October 2, 1999, total comprehensive income amounted to $109 million and $146 million, respectively.

Note 9:     Special Charges/(Credits)

To enhance competitiveness and profitability of its core business, Textron recorded pre-tax charges related to certain restructuring activities in 1999 and 1998. The charges included asset impairments, severance costs, and other exit related costs associated with cost reduction programs. As of September 30, 2000, approximately 2,700 employees had been terminated under these severance programs. During the first nine months of 2000, Textron utilized $16 million of the $22 million beginning of year reserve for severance and other costs relating to restructuring. As of September 30, 2000, the remaining reserve for these programs is $6 million.

On October 19, 2000, Textron announced that the Company is currently developing and evaluating additional cost reduction programs. Non-recurring charges are anticipated to be incurred in future quarters as such programs become finalized.

8.

Note 10:     Pre-production Costs

Prior to fiscal year 2000, customer engineering and tooling project costs for which customer reimbursement was anticipated were capitalized and classified in other assets. Effective January 2, 2000, Textron adopted Emerging Issues Tax Force (EITF) Issue No. 99-5 "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". This consensus requires that all design and development costs for products sold under long-term supply arrangements be expensed unless there is a contractual guarantee that provides for specific required payments for these costs. Textron has reported a Cumulative Effect of Change in Accounting Principle of $59 million (net of tax), or approximately $0.41 per diluted share in the first quarter of 2000 related to the adoption of this consensus.

Pro forma income from continuing operations, net income and related diluted earnings per common share amounts as if the provisions of EITF 99-5 had been applied during the three and nine month periods ended October 2, 1999 are as follows:

	Three Months Ended October 2, 1999 -- - - - - - - - - -	Nine Months Ended October 2, 1999 -- - - - - - - - - - -
	(In millions, except per share data)
Income from continuing operations
As reported	$146	$453
Pro forma	143 = = = = = = =	445 = = = = = = =
Income from continuing operations per diluted share
As reported	$0.95	$2.93
Pro forma	0.93 = = = = = = =	2.88 = = = = = = =
Net income
As reported	$146	$2,025
Pro forma	143 = = = = = = =	2,017 = = = = = = =
Net income per diluted share
As reported	$0.95	$13.10
Pro forma	0.93 = = = = = = =	13.05 = = = = = = =

9.

Note 11:     Financial Information by Borrowing Group

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

10.

Note 11: Financial Information by Borrowing Group (continued)

Textron Manufacturing
(unaudited) (In millions)

	Nine Months Ended - - - - - - - - - - - - - - - - - - - - - - - -
Condensed Statements of Cash Flows	September 30, 2000 - - - - - - - - - -	October 2, 1999 - - - - - - - - -
Cash flows from operating activities:
Income from continuing operations	$495	$453
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance Group greater than distributions to Parent Group	(30)	(22)
Depreciation	274	246
Amortization	73	59
Special charges/(credits)	-	(1)
Deferred income taxes	26	27
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Increase in receivables	(90)	(36)
Increase in inventories	(160)	(139)
Increase in other assets	(42)	(123)
Decrease in accounts payable and accrued liabilities	(209)	(58)
Other - net	(5) - - - - - - - - -	5 - - - - - - - - -
Net cash provided by operating activities	332 - - - - - - - - -	411 - - - - - - - - -
Cash flows from investing activities:
Capital expenditures	(350)	(343)
Cash used in acquisitions	(80)	(588)
Investments in joint ventures	(4)	(41)
Net proceeds from dispositions	-	3,150
Cash used to purchase investments	(134)	-
Other investing activities - net	27 - - - - - - - - -	42 - - - - - - - - -
Net cash (used) provided by investing activities	(541) - - - - - - - - -	2,220 - - - - - - - - -
Cash flows from financing activities:
Increase (decrease) in short-term debt	145	(1,555)
Proceeds from issuance of long-term debt	515	794
Principal payments and retirements on long-term debt	(91)	(858)
Proceeds from exercise of stock options	11	47
Purchases of Textron common stock	(284)	(512)
Dividends paid	(143)	(188)
Contributions paid to Finance Group	(2) - - - - - - - - -	(34) - - - - - - - - -
Net cash provided (used) by financing activities	151 - - - - - - - - -	(2,306) - - - - - - - - -
Net (decrease) increase in cash and cash equivalents	(58)	325
Cash and cash equivalents at beginning of period	192 - - - - - - - - -	31 - - - - - - - - -
Cash and cash equivalents at end of period	$134 = = = = = = =	$356 = = = = = = =

11.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TEXTRON INC.
Revenues and Income by Business Segment
(In millions)

	Three Months Ended - - - - - - - - - - - - - - - - - - - - - -		Nine Months Ended - - - - - - - - - - - - - - - - - - - - - -
	September 30, 2000 - - - - - - - - -	October 2, 1999 - - - - - - - - -	September 30, 2000 - - - - - - - - -	October 2, 1999 - - - - - - -
REVENUES
MANUFACTURING:
Aircraft	$1,097	$899	$2,958	$2,611
Automotive	669	662	2,294	2,153
Industrial	1,184 - - - - - - - - -	1,026 - - - - - - - - -	3,835 - - - - - - - - -	3,259 - - - - - - -
	2,950	2,587	9,087	8,023
FINANCE	184 - - - - - - - - -	122 - - - - - - - - -	506 - - - - - - - - -	322 - - - - - - -
Total revenues	$3,134 = = = = = = =	$2,709 = = = = = = =	$9,593 = = = = = = =	$8,345 = = = = = =
SEGMENT OPERATING INCOME (a)
MANUFACTURING:
Aircraft	$127	$91	$312	$233
Automotive	43	38	198	162
Industrial	114 - - - - - - - - -	116 - - - - - - - - -	397 - - - - - - - - -	371 - - - - - - -
	284	245	907	766
FINANCE	49 - - - - - - - - -	38 - - - - - - - - -	134 - - - - - - - - -	94 - - - - - - -
Segment operating income	333	283	1,401	860
Special (charges)/credits (b)	- - - - - - - - - -	3 - - - - - - - - -	- - - - - - - - - -	1 - - - - - - -
Segment income	333	286	1,401	861
Corporate expenses and other - net (b)	(34)	(37)	(121)	(110)
Interest income	-	4	-	26
Interest expense	(42) - - - - - - - - -	(11) - - - - - - - - -	(116) - - - - - - - - -	(27) - - - - - - -
Income from continuing operations before income taxes and distributions on preferred securities of manufacturing subsidiary trust	$257 = = = = = = =	$242 = = = = = = =	$804 = = = = = = =	$750 = = = = = =
(a)

Segment operating income excludes Textron Manufacturing interest expense, corporate expenses, special (credits)/charges, and gains or losses from the disposition of businesses. The Finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust as part of operating income.

(b)

The third quarter 1999 results reflected a gain of $19 million as a result of shares granted to Textron from Manulife Financial Corp.'s initial public offering on their demutualization of Manufacturers' Life Insurance Company. This benefit was offset by additional restructuring reserves for the Industrial segment ($16M) and a contribution of Manulife shares to the Textron Charitable Trust ($3M), which is reflected in Corporate expenses and other - net. Year to date 1999 special (charges)/credits also include ($26 million) primarily for the Industrial segment and a reversal of $24 million of reserves no longer deemed necessary for the 1998 restructuring program ($8 Million Automotive segment, $16 million Industrial segment).

12.

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 10, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $53 million and $36 million during the first nine months of 2000 and 1999, respectively. Dividend payments to shareholders for the first nine months of 2000 include three payments as opposed to the first nine months of 1999 when four payments were made. Dividend payments to shareholders for the first nine months of 2000 amounted to $143 million, a decrease of $45 million over the first nine months of 1999.

Textron Manufacturing's debt to total capital ratio was 32% at September 30, 2000 up from 27% at year end. The increase is consistent with Textron's financial target of maintaining its debt to capital ratio in the low to mid-30% range.

During the first nine months of 2000, Textron Manufacturing reduced its multi-currency credit facility by approximately $34 million while Textron Finance increased its committed credit lines by $200 million. A summary of credit line facilities is as follows:

Credit Facilities
	Textron Manufacturing - - - - - - - - - - - - - - - - - - - - -		Textron Finance - - - - - - - - - - - - - - - - - - - - -
(in millions)	September 30, 2000 - - - - - - - - - -	January 1, 2000 - - - - - - - - - -	September 30, 2000 - - - - - - - - - -	January 1, 2000 - - - - - - - - - -
Total lines	$1,299	$1,346	$1,400	$1,200
Amount available	699 = = = = = = =	797 = = = = = = =	450 = = = = = = =	196 = = = = = = =

In July 2000, £20 million British Pound Sterling ($30 million U.S. dollar equivalent) notes were redeemed at par with general corporate funds. In August 2000, Textron issued $200 million of Extendible Commercial Notes (ECNs). These ECNs provide an alternate source of liquidity to the existing commercial paper program without requiring Textron to obtain additional bank credit in support of these obligations. At September 30, 2000 $150 million of these ECNs were outstanding with an average initial interest yield of 6.75% and initial redemption dates in October and November 2000. Textron may choose to extend the maturity of these ECNs for up to 390 days from issuance. If Textron exercises this option, the ECNs will bear LIBOR-based interest commensurate with Textron's short-term debt credit ratings. Subsequent to exercising its extension option, the ECNs are redeemable by Textron at the principal amount plus any accrued and unpaid interest.

Historically, Textron has generally financed foreign acquisitions with domestic borrowings and utilized foreign currency exchange agreements to synthetically convert these into foreign currency borrowings. These synthetic foreign currency borrowings naturally offset exposures to foreign exchange risk for assets and earnings in the same foreign currency. At year-end 1999, Textron began to utilize actual foreign currency borrowings in addition to synthetically converted U.S. borrowings for these purposes. In the first quarter of 2000 Textron Manufacturing established a two billion Euro Medium-Term Note facility (EMTN), which provides for the issuance of debt securities denominated in the Euro or other currencies. In March 2000, Textron issued 300 million Euro-denominated ($262 million U.S. dollar-equivalent as of September 30, 2000) 5.63% medium-term notes which mature in 2005. The proceeds from the sale of these notes were used to reduce existing short-term debt and for general corporate purposes. In the second quarter of 2000, Textron issued 150 million British Pound Sterling-denominated ($216 million U.S. dollar-equivalent as of September 30, 2000) 6.63% notes under the

13.

EMTN which mature in 2020. The proceeds from the sale of these notes were used to reduce existing short-term debt. At September 30, 2000, Textron Manufacturing had $1.5 billion available under its existing shelf registration statement filed with the Securities Exchange Commission and approximately $1.3 billion U.S. dollar-equivalent available under the EMTN.

During the first nine months of 2000, Textron Finance increased its medium-term note facility by $300 million and issued $415 million of one year variable rate notes. The related proceeds were used to refinance maturing commercial paper. The medium-term note facility was fully utilized as of September 30, 2000. Textron Finance also issued a $40 million variable rate note and a 50 million Canadian dollar-denominated ($33 million U.S. dollar-equivalent as of September 30, 2000) note through private placements which mature in 2004 and 2003, respectively. In April 2000, Textron Finance issued $750 million in variable rate notes under its shelf registration statement facility of which $275 million matures in 2001 and $475 million matures in 2002. The proceeds from these notes were used to refinance maturing commercial paper and terminate $220 million of other variable rate debt, which was prepaid at par. At September 30, 2000, $1.25 billion was available under the shelf registration statement.

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

In August and September 2000, Textron Finance securitized approximately $210 million of captive golf finance receivables (captive receivables) and $482 million of independent aircraft finance receivables, respectively. In connection with the securitizations, Textron Finance terminated $300 million notional interest rate exchange agreements that were entered in the second quarter of fiscal 2000 to hedge the cash receipts associated with the securitization. These securitizations provided Textron Finance with an alternate source of financing while maintaining desired debt to capital ratios. Textron Finance utilized the proceeds from the securitization to retire commercial paper.

Textron Finance anticipates additional asset securitizations in the fourth quarter of fiscal 2000 and has entered $100 million aggregate notional forward starting interest rate exchange agreements to hedge cash receipts of these future transactions. Textron Finance has also entered forward starting interest rate exchange agreements with an aggregate notional amount of $200 million to fix interest rate payments on debt expected to be issued in the first quarter of fiscal 2001.

On February 23, 2000, Textron announced that its Board of Directors had authorized a new ten-million share repurchase program. This program superceded the 4.8 million shares that remained under its previous authorization. During the first nine months of 2000, Textron Inc. repurchased 4.8 million shares of common stock at an aggregate cost of $275 million.

During the first nine months of 2000, Textron Manufacturing acquired 11 companies, acquired remaining minority interests of two entities and entered into one joint venture at a total cost of $120

14.

million including debt assumed of $36 million. Also in the first quarter of 2000, Textron purchased approximately $100 million of Safeguard Scientifics Inc. common stock as part of a strategic alliance with this internet holding and operating company. Under the alliance, Textron will work with Safeguard partner companies to develop and execute global e-commerce strategies. As a result of this alliance, during the first nine months of 2000 Textron has invested approximately $8 million in the common stock of a Safeguard partner company, and could make similar investments in future periods. In the second quarter of 2000, Textron purchased $25 million of EqualFooting.com, Inc. convertible preferred stock in support of the Company's e-commerce initiative. Management believes that Textron will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations will continue to be more than sufficient to meet its operating needs and to finance growth.

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

Presented below is a sensitivity analysis of the fair value of Textron's financial instruments for September 30, 2000 and January 1, 2000. The table illustrates the hypothetical change in the fair value of the Company's financial instruments at September 30, 2000 and year-end assuming a 10% decrease in interest rates, a 10% strengthening in exchange rates against the U.S. dollar and a 10% decrease in the quoted market prices of its investments in marketable equity securities. The estimated fair value of the financial instruments was determined by discounted cash flow analysis, by independent investment bankers and from quoted market prices for publicly traded equity securities. This sensitivity analysis is most likely not indicative of actual results in the future.

15.
	September 30, 2000 - - - - - - - - - - - - - - - - - - - - - - -			January 1, 2000 - - - - - - - - - - - - - - - - - - - - - - -
(In millions)	Carrying Value - - - - - -	Fair Value - - - - -	Hypothetical Change In Fair Value - - - - - - - - -	Carrying Value - - - - - -	Fair Value - - - - -	Hypothetical Change In Fair Value - - - - - - - - -
Interest Rate Risk
Textron Manufacturing:
Debt	$2,259	$2,320	$35	$1,745	$1,740	$22
Interest rate exchange agreements	-	3	(10)	-	7	(10)
Textron Finance:
Finance receivables	4,843	4,854	45	4,647	4,665	57
Debt	4,670	4,668	34	4,551	4,535	38
Interest rate exchange agreements	-	9	11	-	(2)	1
Foreign Exchange Rate Risk
Textron Manufacturing:
Debt	1,103	1,148	115	285	286	23
Foreign exchange contracts	(3)	(4)	(18)	-	(6)	(22)
Currency swaps	(1)	(1)	7	(21)	(25)	88
Interest rate exchange agreements	-	-	-	-	1	-
Textron Finance:
Debt	33	33	3	-	-	-
Foreign exchange contracts	-	-	3	-	-	-
Equity Price Risk
Textron Manufacturing:
Available for sale securities	51 - - - - - -	51 - - - - -	(5) - - - - - - - - -	- - - - - - -	- - - - - -	- - - - - - - - - -

Results of Operations - Three months ended September 30, 2000 vs. Three months ended October 2, 1999

Diluted earnings per share from continuing operations in the third quarter 2000 were $1.08 per share, up 14% from the 1999 amount of $0.95. Segment operating income in 2000 of $333 million was up 18% from $283 million in 1999, as a result of continued improved financial results in Aircraft, Automotive and Finance. Additionally, segment operating income benefited from higher income related to pension benefits, reflecting a higher than expected return on plan assets and revised actuarial estimates. Income from continuing operations in 2000 of $158 million was up 8% from $146 million in 1999. Revenues increased 16% to $3.1 billion in 2000 from $2.7 billion in 1999.

16.

On October 19 2000, Textron announced that the Company is currently developing a plan for cost improvement activities through a restructuring. The plan is expected to result in closing and consolidating a number of manufacturing facilities, primarily within its Industrial segment.

Textron expects to finalize the restructuring plan in the fourth quarter and incur non-recurring charges over the next four to five quarters as actions are implemented. Textron estimates these charges, exclusive of any associated goodwill write-downs and before the effects of taxes will be about $200 million in aggregate.

The Aircraft segment's revenues and income increased $198 million (22%) and $36 million (40%) respectively, achieving a 150 basis point improvement in operating margin.

  Cessna's revenues increased $163 million due to higher sales of business jets, primarily the Citation Excel and the Citation Bravo, and increased spares and service revenues. Income increased as a result of the higher sales and improved operating performance.

  Bell Helicopter's revenues increased $35 million as a result of higher sales of commercial helicopters and spares and higher foreign military sales. Bell's income increased due to the higher revenues, higher income related to pension benefits and lower product development costs, primarily due to lower spending on the Bell 427 helicopter, which took first delivery during the third quarter. This favorable impact was partially offset by the lower recognition into income ($7 million in 2000 vs. $9 million in 1999) of cash received in the fourth quarter of 1998 on the formation of a joint venture on the BA 609 program.

The Automotive segment's revenues increased $7 million (1%), while income increased $5 million (13%) and operating margin increased 70 basis points. Revenues increased due to the contribution from the Plascar acquisition and increased sales volume at Kautex. The higher revenues were partially offset by lower DaimlerChrysler volume at Trim, customer price reductions and the unfavorable impact of foreign exchange at Kautex's European operations. Income increased due primarily to the higher sales and improved operating performance at Trim, which was partially offset by the negative impact of higher petroleum-based resin prices and engineering and design expense.

The Industrial segment's revenues increased $158 million (15%) while income decreased $2 million (2%).

  Textron Fastening Systems revenues increased $7 million (1%), reflecting the contribution from acquisitions, primarily InteSys Technologies. This increase in revenues was partially offset by an unfavorable impact of foreign exchange in its European operations and lower volumes in the automotive and heavy truck industries. Income increased due to improved operating performance in Commercial Solutions and the benefit from acquisitions, partially offset by lower sales and unfavorable operating performance related to the heavy truck fastener business.

  Textron Industrial Products revenues increased $151 million (28%) as a result of the contribution from acquisitions, primarily OmniQuip, and higher organic sales at Golf and Turf Care, Greenlee, Motion Control Products and Textron Marine and Land Systems. This increase in revenues was partially offset by lower revenues, primarily at Textron Systems, due to a change in contract mix and reduced customer requirements, and lower demand at Fluid Handling Products, Turbine Engine

17.

Components and Power Transmission Products. Income decreased in Industrial Products primarily as a result of a loss during the third quarter 2000 at OmniQuip and a gain on the sale of a product line in the third quarter 1999, which was partially offset by the benefit from other acquisitions and higher income related to pension benefits.

The Finance segment's revenues increased $62 million (51%) due to a higher level of average receivables, reflecting a balance of both acquisitive and organic growth, a higher interest rate environment, and higher syndication and securitization income. Income increased $11 million (29%) as the benefit of the higher revenues was partially offset by higher expenses related to growth in managed receivables and a higher provision for loan losses related to the growth in receivables. Net interest margin was lower primarily due to competitive pricing pressures.

Corporate expenses and other-net decreased $3 million due primarily to higher income related to pension benefits.

Interest income and expense - net for Textron manufacturing increased $35 million from the third quarter 1999, due to the re-leveraging that occurred following the divestiture of Avco Financial Services (AFS). Interest expense increased $31 million due to a higher level of average debt as a result of acquisitions and share repurchases. In 1999, Textron realized interest income of $4 million as a result of its net investment position.

Income taxes - the current quarter's effective income tax rate of 36.2% was lower than the corresponding prior year rate of 37.2%, due primarily to the benefit of tax planning initiatives that are being realized in 2000.

Results of Operations - Nine months ended September 30, 2000 vs. Nine months ended October 2, 1999

Diluted earnings per share from continuing operations for the first nine months of 2000 were $3.37 per share, up 15% from the 1999 amount of $2.93. Segment operating income in 2000 of $1.041 billion increased 21% from $860 million in 1999, as a result of continued improved financial results across all segments. Additionally, segment operating income benefited from higher income related to pension benefits, reflecting a higher than expected return on plan assets and revised actuarial estimates. Income from continuing operations in 2000 of $495 million was up 9% from $453 million in 1999. Revenues increased 15% to $9.6 billion in 2000 from $8.3 billion in 1999.

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

Textron completed the sale of AFS to Associates First Capital Corporation for $3.9 billion in cash on January 6, 1999 and a gain of $1.62 billion on the sale of AFS was recorded in the first quarter 1999. Textron also recorded an extraordinary loss of $43 million (net of tax) on the early retirement of debt in the first quarter 1999. Net income, (including the cumulative effect (net of tax) of change in accounting principle in 2000) was $436 million as compared to 1999 net income of $2.025 billion, which included the gain on the sale of AFS and the extraordinary loss.

18.

The Aircraft segment's revenues and income increased $347 million (13%) and $79 million (34%), respectively, achieving a 160 basis point improvement in operating margin.

  Cessna's revenues increased $326 million due to higher sales of business jets, primarily the Citation Excel and the Citation Bravo, higher Caravan sales and increased spares and service revenues. Income increased as a result of the higher sales and improved operating performance.

  Bell Helicopter's revenues increased $21 million as higher revenues on the V-22 production contract and the Huey and Cobra upgrade contracts, higher foreign military sales and increased military spares sales were partially offset by lower sales of commercial and other military helicopters and lower V-22 spares sales. Bell's income increased due to the higher revenues, improved margins and higher income related to pension benefits. This favorable impact was partially offset by the lower recognition into income ($22 million in 2000 vs. $28 million in 1999) of cash received in the fourth quarter of 1998 on the formation of a joint venture on the BA 609 program. Product development expense for the first nine months of 2000 approximated last year's level as higher spending on the BA 609 commercial tiltrotor aircraft (net of the benefit of the contribution from a new supplier for the BA 609 fuselage) and the Bell 427 helicopter was offset by lower spending on other programs.

The Automotive segment's revenues increased $141 million (7%), while income increased $36 million (22%) and operating margin increased 110 basis points. The increase in revenues was driven by higher sales at Trim, due to the new GM Malibu cockpit program and the benefit of the Plascar acquisition and the Textron Breed Automotive S.r.l. joint venture, and increased sales volume at Kautex. The higher revenues were partially offset by the unfavorable impact of foreign exchange at Kautex's European operations, lower DaimlerChrysler volume at Trim and customer price reductions. Income increased due to the contribution from the higher revenues and improved operating performance at Trim and Kautex.

The Industrial segment's revenues and income increased $576 million (18%), and $26 million (7%), respectively.

  Textron Fastening Systems revenues increased $102 million (7%), reflecting the contribution from acquisitions, primarily InteSys Technologies and Flexalloy. This increase in revenues was partially offset by the unfavorable impact of foreign exchange in its European operations and customer price reductions, and lower volume in the heavy truck business. Income decreased as the benefit from acquisitions and improved operating performance at Commercial Solutions was more than offset by lower sales and unfavorable operating performance at certain automotive fastener plants in North America, lower sales and unfavorable operating performance related to the heavy truck fastener business and the foreign exchange impact.

  Textron Industrial Products revenues increased $474 million (28%) as a result of the contribution from acquisitions, primarily OmniQuip, and higher organic sales at Textron Marine and Land Systems, Golf and Turf Care, Motion Control Products, Greenlee and Textron Lycoming. This increase in revenues was partially offset by lower revenues at Textron Systems, due to a change in contract mix and reduced customer requirements, and lower demand at Fluid Handling Products, Turbine Engine Components and Power Transmission Products. Income increased primarily as a result of the contribution from acquisitions, higher income related to pension benefits and improved margins at Motion Control Products, Textron Marine and Land Systems and Textron Systems

19.

Division. This increase in income was partially offset by a gain on the sale of a product line in the third quarter 1999.

The Finance segment's revenues increased $184 million (57%) due to a higher level of average receivables, reflecting a balance of both acquisitive and organic growth, a higher interest rate environment, and higher syndication and securitization income. Income increased $40 million (43%) as the benefit of the higher revenues was partially offset by higher expenses related to growth in managed receivables and a higher provision for loan losses related to the growth in receivables. Net interest margin was also adversely impacted by a delay in re-pricing short-term loans as a result of increases in the prime rate.

Corporate expenses and other - net increased $11 million due primarily to the impact of organizational changes in the first quarter and costs associated with strategic and e-business initiatives in the first nine months, partially offset by higher income related to pension benefits.

Interest income and expense - net for Textron manufacturing increased $115 million from the first nine months of 1999, due to the re-leveraging that occurred following the divestiture of AFS. Interest expense increased $89 million due to a higher level of average debt as a result of acquisitions and share repurchases. In 1999, Textron realized interest income of $26 million as a result of its net investment position.

Income taxes - the effective income tax rate of 36.1% for the first nine months of 2000 was lower than the corresponding prior year rate of 37.1%, due primarily to the benefit of tax planning initiatives that are being realized in 2000.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS 133 to all fiscal quarters of years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 which addressed issues causing implementation difficulties with SFAS 133 and also amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities. Textron is performing a comprehensive review of its derivative instruments and is considering the potential effect of applying the SFAS 133 criteria to these instruments. Textron has not yet finalized this evaluation of derivatives and as such has not determined whether these Statements will have an impact on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. In June 2000, the SEC issued SAB 101B which delayed the implementation date of SAB 101 until no later than the fourth quarter of 2000. Based upon Textron's current assessment, the adoption of this SAB will not have a material effect on the results of operations or financial position of the Company.

In July 2000, the EITF reached a consensus on Issue No. 99-19, "Reporting Revenue Gross as a Principle versus Net as an Agent". The consensus provides guidance as to whether a company should

20.

recognize revenue based on (a) the gross amount billed to the customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained because it has earned a commission. This consensus is effective for the fourth quarter of 2000. Textron is in the process of determining the effects that Issue No. 99-19 will have on the statement of income.

In September 2000, the FASB issued SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". SFAS 140 revises criteria for accounting for securitizations, other financial-asset and collateral transfers and extinguishments of liabilities. SFAS 140 also introduces new disclosure requirements related to securitizations, collateral and retained interests in securitized financial assets. The provisions for accounting for collateral by secured parties and the new disclosure requirements are effective in the fourth quarter of fiscal 2000. The provisions of SFAS 140 related to the transfers and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. Textron is evaluating the potential impact of adopting SFAS 140 on its consolidated financial statements.

Forward-looking Information: Certain statements in this release are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to implement and complete restructuring activities (b) the extent which Textron is able to successfully integrate acquisitions, (c) changes in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers, (e) the extent to which the Company is able to successfully develop, introduce, and launch new products and enter new markets, (f) the level of government funding for Textron products, and (g) successful implementation of e-procurement strategies. For the Aircraft Segment: (a) the timing of certifications of new aircraft products (b) the occurrence of a severe downturn in the U.S. economy that discourages businesses from purchasing business jets and (c) final contract negotiations for foreign government programs. For the Automotive Segment: (a) the level of consumer demand for the vehicle models for which Textron supplies parts to automotive original equipment manufacturers ("OEM's") and (b) the ability to offset, through cost reductions, raw material price increases and pricing pressure brought by automotive OEM customers. For the Industrial Segment: (a) the ability of Textron Fastening Systems to offset, through cost reductions, pricing pressure brought by automotive OEM customers and (b) improved sales at OmniQuip. For the Finance Segment: (a) the level of sales of Textron products for which Textron Financial Corporation offers financing and (b) the ability of Textron Financial Corporation to maintain credit quality and control costs when entering new markets.

21.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's Management Discussion and Analysis "Quantitative Risk Measures" section on page 14 for updated information.

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
No reports on Form 8-K were filed during the third quarter ended September 30, 2000.

22.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	November 13, 2000	s/R. L. Yates
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