Form 10-K
period 2000-12-30
TEXTRON INC
filed 2001-03-14
CIK 217346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 30, 2000
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

                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
  Title of Class                                             Which Registered
  --------------                                        ------------------------

Common Stock - par value 12 1/2(cent)                    New York Stock Exchange
  (140,723,761 shares outstanding at March 3, 2001);     Pacific Stock Exchange
Preferred Stock Purchase Rights                          Chicago Stock Exchange

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| . No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant is $7,574,922,778 as of March 3, 2001.

     Portions of Textron's Annual Report to Shareholders for the fiscal year ended December 30, 2000, are incorporated by reference in Parts I and II of this Report. Portions of Textron's Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2001, are incorporated by reference in Part III of this Report.

                                     PART I


ITEM 1.   BUSINESS OF TEXTRON

     We are a global multi-industry company with operations in five business segments - Aircraft, Automotive, Fastening Systems, Industrial Products and Finance. Our business segments include operations that are unincorporated divisions of Textron Inc. or its subsidiaries and others that are separately incorporated subsidiaries.

BUSINESS SEGMENTS

     This section contains a description of the business of each of our segments. Financial information by business segment and geographic area appears on pages 20, 57 and 58 of our 2000 Annual Report to Shareholders. Those pages of our Annual Report to Shareholders are incorporated by reference into this Annual Report on Form 10-K.

     AIRCRAFT SEGMENT. Our Aircraft segment consists of Bell Helicopter Textron and Cessna Aircraft Company.

Bell Helicopter Textron

     Bell is one of the largest supplier of helicopters, spare parts and helicopter-related services in the world. Founded in 1946, Bell has delivered over 34,000 aircraft to military and civilian customers. Bell currently manufactures four military and six civilian helicopter models. Bell's revenues accounted for approximately 12%, 13% and 14% of our total revenues in 2000, 1999 and 1998.

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

     Bell is teamed with The Boeing Company in the development and production of the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to utilize the benefits of both helicopters and fixed-wing aircraft. Through the end of 2000, 19 complete V-22 aircraft have been manufactured under contract with the Department of Defense. The decision on full rate production of the V-22 is under consideration at the Department of Defense. Bell is also teamed with Agusta, Italy's leading helicopter manufacturer, for the design, manufacture, sale and customer support of a commercial tiltrotor, the BA609, and a new medium twin-engine helicopter, the AB139.

     Bell has developed a new light twin-engine helicopter, designated the Model 427, in collaboration with Korean Aerospace Industries, LTD of South Korea. Bell is currently manufacturing the Model 427 and began deliveries in 2000.

     In the light and medium helicopter market segments, Bell has two major U.S. competitors and one major European competitor. Some of its competitors are substantially larger and more diversified aircraft manufacturers. Bell markets its products around the world through its own sales force and through independent representatives. Price, financing terms, aircraft performance, reliability and product support are significant factors in the sale of helicopters. Bell has developed the world's largest distribution system to sell and support helicopters, serving customers in over 100 countries.

Cessna Aircraft Company

     Based on unit sales, Cessna is the world's largest manufacturer of light and mid-size business jets, single engine utility turboprop aircraft, and single engine piston aircraft. Cessna currently has three major aircraft product lines:
Citation business jets, single engine turboprop Caravans and Cessna single engine piston aircraft. Cessna's revenues accounted for approximately 21%, 21% and 20% of our total revenues in 2000, 1999 and 1998.

     The family of business jets currently produced by Cessna includes the Citation CJ1, Citation CJ2, the Citation Bravo, the Citation Encore, the Citation Excel, and the Citation X. The Citation X is the world's fastest business jet with a maximum operating speed of Mach .92. In 2000, Cessna delivered its 3200th business jet. Under development is the mid-size Citation Sovereign. First customer delivery of this model is scheduled for early 2004.

     The Cessna Caravan is the world's best selling utility turboprop. More than 1,200 Caravans have been sold by Cessna since the first Caravan was delivered in 1985. Caravans are offered in four models: the Grand Caravan, the Super Cargomaster, the Caravan Floatplane and the Caravan 675. Caravans are used in the U.S. primarily to carry overnight express package shipments. International uses of Caravans include commuter flights, humanitarian flights, tourism and freight.

     Cessna now has six models in its single engine piston product line: the four-place 172 Skyhawk, 172 Skyhawk SP, 182 Skylane and Turbo 182 Skylane, and the six-place 206 Stationair and T206 Turbo Stationair. In 2000, Cessna delivered its 3000th single engine piston aircraft since production was restarted in 1997.

     Cessna markets its products worldwide primarily through its own sales force as well as through a network of authorized independent sales representatives. Cessna has one U.S. and three major foreign competitors for its business jet products. Cessna's aircraft compete with other aircraft that vary in size, speed, range, capacity, handling characteristics, and price. Reliability and product support are significant factors in the sale of these aircraft. The Citation family of aircraft is supported by ten Citation Service Centers owned and operated by Cessna, along with authorized independent service stations and centers in more than 15 countries throughout the world.

     Cessna provides its business jet operators with factory-direct customer support offering 24 hour a day service and maintenance. Cessna Caravan and single-engine piston customers receive product support through independently owned service stations and 24 hour a day spare parts support through Cessna.

     In 2000, Cessna entered the business jet fractional ownership market through a Joint Venture Agreement with TAG Aviation S.A., a worldwide aircraft management and charter enterprise. This program, called CitationShares, offers shares of Citation aircraft in the eastern United States.

     AUTOMOTIVE SEGMENT. Our Automotive segment, organized under an umbrella organization called Textron Automotive Company Inc., consists of Textron Automotive Trim, CWC Textron and Kautex Textron. Some of our Automotive operations are unincorporated divisions of Textron Inc. or its subsidiaries and others are separately incorporated subsidiaries. These operations sell primarily to automotive original equipment manufacturers and their suppliers operating in North America and Europe, and, to a lesser extent, South America and Asia. Textron Automotive is headquartered in Troy, Michigan and has over sixty manufacturing facilities located in Argentina, Belgium, Brazil, Canada, China, the Czech Republic, Germany, India, Italy, Mexico, the Netherlands, Portugal, Spain, the United Kingdom and the U.S.

     Through its Textron Automotive Trim operations, Textron Automotive is a leading worldwide supplier of automotive interior and exterior plastic components and systems. Interior trim products include instrument panels, door and sidewall trim, airbag doors, consoles, armrests, package trays and other trim components. In addition, Textron Automotive's Trim facilities manufacture exterior decorative components including painted bumpers, fascia, body side moldings and claddings, fender liners, signal lighting and structural composite bumper beams. Many of these products are shipped just-in-time as fully integrated systems. Revenues of Textron Automotive Trim operations accounted for 14%, 15%, and 15% of our total revenues in 2000, 1999 and 1998.

     In June 2000, we acquired a 56.6% interest in Plascar Industria e Comerico Ltda. and integrated it into our Textron Automotive Trim operations. Plascar, based in Brazil, is the leading supplier of instrument panels and automotive trim products to global automotive manufacturers producing vehicles in South America. The remaining 43.3% of Plascar's equity continues to be publicly traded on Brazilian stock exchanges in the form of preferential shares.

     In September 2000, Textron Automotive purchased the interest of Gallino Plasturgia S.r.l., a subsidiary of Breed Technologies, Inc., in Textron Breed Automotive S.r.l., a joint venture Textron Automotive formed in Italy in 1999 with Gallino and Magneti Marelli S.p.A. This purchase increased Textron's ownership in the joint venture to 90%. The joint venture, which was subsequently renamed Textron Automotive Italia S.r.l., has six manufacturing and administrative facilities in Italy and manufactures automotive plastic parts, including instrument panels, bumpers, and exterior and interior trim parts for sale to original equipment manufacturers such as Fiat Auto.

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

     Kautex's McCord Winn Textron operation manufactures windshield and headlamp washer systems and continues to expand applications of its RITec (Reservoir Integrated Technology) product, an innovative integration of automotive cooling system components including the fan shroud and windshield washer and coolant reservoirs. McCord Winn launched a RITec production program with DaimlerChrysler in 1999, and other RITec development programs are in progress. We sold McCord Winn's seating comfort business in December 2000.

     More than 100 models currently contain parts made by Textron Automotive including DaimlerChrysler's Jeep Grand Cherokee and Voyager and Caravan mini-vans; Ford's Mondeo, Lincoln Town Car and Windstar mini-van; General Motors' Cadillac Seville and De Ville, Chevrolet Malibu, Monte Carlo, Corvette and Impala, and the Venture, Transport and Silhouette mini-vans; BMW's 5 series and 8 series; Toyota's Camry and Avalon; Mitsubishi's Galant and Eclipse; Fiat's Punto and Bravo/Brava; and VW/Audi's Golf, Passat, Polo, T4, Beetle and A4. Textron Automotive continues its strong position on DaimlerChrysler's LH series of cars.

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

     In the automotive business, there is often a long lead time from the time a supplier is selected to supply components on a new model to the time the supplier can begin shipping production parts. During this period, the supplier incurs engineering and development costs. The original equipment manufacturer reimburses the supplier for these costs as incurred or in the piece prices charged by the suppliers as the goods are shipped. In addition, automotive original equipment manufacturers often demand just-in-time delivery, requiring the supplier to plan shipments in advance and hold inventory.

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

     FASTENING SYSTEMS SEGMENT. Our Fastening Systems segment, Textron Fastening Systems (TFS), manufactures and sells fasteners, fastening systems, engineered assemblies and installation tools to the aerospace, automotive, business equipment, construction, consumer goods, electronics, electrical equipment, industrial equipment, medical, non-automotive transportation, and telecommunications markets. TFS consists of three groups: Automotive Solutions, Commercial Solutions and Advanced Solutions. Some of our TFS operations are unincorporated divisions of Textron Inc. or its subsidiaries and others are separately incorporated subsidiaries. TFS also has non-controlling ownership interests in a number of other companies. TFS is headquartered in Troy, Michigan, and has facilities located in the following 19 countries: Australia, Austria, Brazil, Canada, China, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, Malaysia, Mexico, Singapore, Spain, Taiwan, the U.K. and the U.S.

     TFS sells to a wide range of customers throughout the world, including original equipment manufacturers, contract producers, component manufacturers, distributors and retail stores. Products manufactured by TFS include rivets, threaded and non-threaded fasteners, cold-formed components, metal stampings, clips, cage nuts, plastic components, and engineered and laser weld assemblies that incorporate such products. TFS provides value-added products, services and solutions that simplify manufacturing processes and maximize efficiencies resulting in lower total system costs to the customer. Revenues of TFS accounted for approximately 16%, 18% and 18% of our total revenues in 2000, 1999 and 1998.

     Through its Automotive Solutions group, TFS is a leading supplier of engineered fasteners, components and value added services to North American, South American and European automotive original equipment manufacturers and their suppliers. TFS Automotive Solutions produces cold formed components, clips, cage nuts, engineered and laser weld assemblies, metal stampings, engineered threaded fasteners, blind fastening systems, injection molded plastic components, and precision fine blanked products under a variety of brand names including Boesner, BSK, Camcar, Elco, Ring Screw, Sukosim, Valmex and VBF. TFS Automotive Solutions provides a wide range of design and engineering services for its global customers. The TFS Automotive Solutions plant provider program gives manufacturers a single source for the procurement, inventory and delivery of a broad range of products, including tooling, required for the final assembly of their products.

     TFS Commercial Solutions is a major global manufacturer and distributor of fasteners and fastening solutions for non-automotive markets. TFS Commercial Solutions produces engineered threaded fasteners, blind fastening systems and installations tools, cold formed components, aerospace fasteners, construction fasteners and tooling under a variety of brand names including Avdel, Camcar, Cherry and Elco. TFS Commercial Solutions provides its customers with supply chain management services through global vendor managed inventory programs, warehouse and JIT (just-in-time) programs, and sourcing. TFS Commercial Solutions offers a wide range of design and engineering services to its customers and is a licensor of various patented fastening technologies including Torx and Torx Plus.

     TFS Advanced Solutions is a major supplier of plastic molded components and engineered assemblies to wireless telecommunications and computing manufacturers, as well as the automotive and medical industries. TFS Advanced Solutions offers its customers a wide range of services including precision injection molding manufacturing, CAD/CAM tool design and fabrication, high quality plastic painting, optical quality lens manufacturing, in-mold decorating and automated assembly. Advanced Solutions' "Internet Manufacturing" process allows us to produce individualized cell phone covers based on designs downloaded by consumers to a website and then uploaded to Advanced Solutions for production.

     In May 2000, we acquired the assets of Karl Oelschlager GmbH & Co., a Stuttgart, Germany based manufacturer of metal stamped parts and engineered assemblies for automotive and industrial applications. Oehlschlager's proprietary laser welding technology permits the combination of stamped metal parts with cold-formed products, thereby increasing an assembly's overall strength and durability at a lower cost and weight than traditional welding processes.

     In June 2000, we acquired Advantage Molding & Decorating, Inc., an Illinois-based company, and three affiliated companies. Advantage supplies injection-molded parts, tooling, and pad-printed designs, and manufactures highly decorative lenses for use in the wireless telecommunications industry.

     In August 2000, we acquired Rego Mold & Tool, Co. Inc., an Illinois producer of primary tooling and plastic injection molded components for the wireless telecommunications market and other industries. The Rego acquisition enhances the mold-making capabilities of TFS Advanced Solutions for both internal use and external customers.

     Although TFS is one of the world's largest providers of fastener products, engineered assemblies and services, TFS has hundreds of competitors, ranging from small proprietorships to large multi-national companies. Competition is based primarily on price, quality, reputation and delivery. In addition, larger customers of fastening systems and engineered assemblies tend to procure products and services from the larger suppliers, except for "niche" products that may be sourced from smaller companies. In the wireless telecommunications industry, a major market for Advanced Solutions, product life cycles are relatively short and subject to rapid technological change. Only the loss of a customer that is a major original equipment manufacturer would have a material adverse effect on TFS. However, because of the broad range of products sold to such customers, it is unlikely that these customers will cease all purchases from TFS.

     INDUSTRIAL PRODUCTS SEGMENT. Our Industrial Products segment, Textron Industrial Products, is comprised of the following groups: Greenlee Textron; Textron Golf, Turf & Specialty Products; Textron Fluid and Power Systems; Textron Systems; OmniQuip Textron; and Textron Industrial Components.

     GREENLEE TEXTRON

     Our Greenlee Textron group consists of Greenlee Textron and several operations reporting through Greenlee, including Fairmont Klauke, Progressive Electronics, Rifocs Corporation, Chesilvale Electronics, and IMAP. These businesses manufacture powered equipment, electrical test instruments, hand and hydraulic powered tools, electrical connectors, and certification and verification products for information technology networks. The products are principally used in electrical construction and maintenance, telecommunications, electronics, and plumbing industries.

     Our Greenlee Textron group is developing products and services for the data, signal and voice market to leverage its strong relationship with the installation services community. Greenlee's entry into this fast-growing market was facilitated with the acquisitions of Datacom Technologies in 1998 and Progressive Electronics and Rifocs Corporation in 1999. We further expanded this business by acquiring IMAP and Chesilvale Electronics in March 2000. IMAP produces a cable management software solution that incorporates both voice and data connection management while Chesilvale Electronics manufactures test equipment and measurement instruments for both digital and analog networks. In January 2001, we acquired Tempo Research Corporation, which produces advanced measurement and test equipment for the telecommunications and cable television industries. Our Greenlee Textron group faces competition from numerous manufacturers based primarily on price, quality, performance, reliability, delivery and reputation.

     TEXTRON GOLF, TURF & SPECIALTY PRODUCTS

     Our Golf, Turf & Specialty Products group designs, manufactures and sells golf cars powered by electric and internal combustion engines, multipurpose utility vehicles, professional turf maintenance equipment, lawn care machinery and specialized industrial vehicles. Major brand names include E-Z-GO, Ransomes, Jacobsen, Cushman, Ryan, Steiner, Brouwer, Bunton and Bob-Cat.

     The industrial customers of our Golf, Turf and Specialty Products group consist primarily of golf courses, resort communities and municipalities, as well as commercial and industrial users such as airports, factories and professional lawn care services. The group also manufacturers off-road utility vehicles and golf cars for the consumer market. Sales are made through a network of distributors and directly to end-users. Many golf and turf-care equipment sales (both at the distributor and end-user level) are financed through Textron Financial Corporation as an additional source of revenue to Textron and for marketing purposes.

     Textron's Golf, Turf and Specialty Products business has two major competitors for golf cars, two major competitors for professional turf maintenance equipment, and a number of smaller competitors for multipurpose utility vehicles and professional lawn care machinery. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

     TEXTRON FLUID AND POWER SYSTEMS

     Our Fluid and Power group consists of Textron Motion Control, Textron Power Transmission and Textron Fluid Handling Products. These operations face competition from other manufacturers based primarily on price, quality, product support, performance, delivery and reputation.

     Textron's Motion Control business consists of David Brown Hydraulics, Williams Machine & Tool, Energy Manufacturing, and Micromatic Textron. Textron Motion Control designs and manufactures control systems, components and tooling for mobile equipment, automotive, factory and machine automation applications. In October 2000, we transferred the Micromatic Textron business, which manufacturers proprietary machine tools, components and assembly systems, from Textron's Automotive Segment to Textron Motion Control.

     Our Textron Power Transmission business offers products under the brand names David Brown, Cone Drive, and Benzlers. We design and manufacture industrial gears, double enveloping worm gear speed reducers, frequency inverters, mechanical and hydraulic transmission systems, gear motors and gear sets. These products are sold to a variety of customers, including original equipment manufacturers (OEMs), distributors and end-users.

     Our Textron Fluid Handling Products business, which includes David Brown Union Pumps, Maag Pump Systems and David Brown Guinard Pumps SAS, designs and manufactures industrial pumps for oil, gas, petrochemical and polymer industries. These products are sold to OEMs, distributors and end-users.

     TEXTRON SYSTEMS

     Textron Systems, a supplier of sensors, software and electronics for defense, aerospace, and industrial markets, manufactures "smart" weapons, airborne and ground-based surveillance systems, automatic aircraft landing systems, and aircraft and missile control actuators and valves. While Textron Systems sells most of its products directly to customers, it also sells an increasing number of products through a growing, global network of sales representatives and distributors. Formerly part of the Fluid and Power Group, Textron Systems is now managed as a separate business unit, and the defense and aerospace related product lines of the Textron Industrial Motion Control business have been merged into Textron Systems.

     In 2001, Textron Marine & Land Systems, formerly part of the Textron Industrial Components group, became part of the Textron Systems group. Textron Marine & Land Systems designs and manufactures specialty marine and land systems. Products include high performance hovercraft, such as air cushion landing craft, search and rescue vessels, and the Cadillac Gage family of armored vehicles and turrets, which has products operating in over 35 countries.

     OMNIQUIP TEXTRON

     OmniQuip produces telescopic material handlers, aerial work platforms and compact construction equipment under the trade names SkyTrak, Lull, Snorkel and Scat Trak. It has 16 facilities located in the U.S., U.K., Australia and New Zealand and employs approximately 1,700 people. Large national equipment rental fleets account for approximately 50 percent of sales. Remaining sales are to end-users through independent distributors and rental centers. The majority of our sales occur in the second quarter; the first and fourth quarters are traditionally soft. End-users are usually construction sub-contractors such as masons, framers, steel erectors and roofers. OmniQuip competes in a fragmented market against a variety of manufacturers. Competition is based primarily on price, quality, product support, performance, delivery and reputation.

     TEXTRON INDUSTRIAL COMPONENTS

     Our Industrial Components group consists of Textron Lycoming and Turbine Engine Components Textron. The group's product lines are sold to a wide variety of customers, including OEMs, the U.S. and foreign governments, distributors and end-users. The principal competitive factors affecting the group's sales include price, quality, customer service, performance, reliability, reputation and existing product base.

     Textron Lycoming is the world leader in the design, manufacture and overhaul of reciprocating piston aircraft engines for the global general aviation market. Textron Lycoming sells new products directly to general aviation airframe manufacturers, including Piper Aircraft, Robinson Helicopter, and SOCATA, a division of Aerospatiale. Textron Lycoming is also the exclusive supplier of engines for Cessna's product line of single-engine aircraft. Aftermarket sales are made to the more than 180,000 existing owners of Textron Lycoming products through a worldwide network of independently owned distributors.

     Turbine Engine Components is one of the world's largest independent suppliers of internal components for aircraft gas turbine engines. Its product lines include fan and compressor blades, vanes, shafts, disks, rotors, and other rotating components, and the forgings from which those products are machined. Turbine Engine Components manufacturers its products to the specifications of its customers.

     FINANCE SEGMENT. Our Finance segment consists of Textron Financial Corporation and its subsidiaries. Textron Financial is a diversified commercial finance company with core operations in four segments: small business, middle markets, specialty finance, and structured capital. The small business segment is focused in aircraft financing, equipment financing through vendor relationships, factoring, and SBA (Small Business Administration) financing. The middle markets segment focuses on dealer inventory financing, asset-based lending, and franchise finance. The specialty finance segment includes media finance and inventory and notes receivable financing for developers of vacation interval resorts, residential homesites (primarily for manufactured housing) and recreational land lots. The structured capital segment originates and manages a portfolio of leveraged lease transactions. The segment also originates factoring arrangements and working capital loans in the telecommunications industry, establishes financing programs with specialty financial services companies, and participates in investment grade and near investment grade structured secured term and revolving credit facilities. Textron Financial's other financial services and products include transaction syndications, equipment appraisal and management, portfolio servicing and insurance brokerage.

     Textron Financial's financing activities are confined almost exclusively to commercial markets and to lease and secured lending products. Textron Financial's services are offered primarily in North America. However, Textron Financial does finance Textron products worldwide, principally Bell helicopters and Cessna aircraft in South America.

     The commercial finance businesses in which Textron Financial operates are highly fragmented and extremely competitive. Textron Financial is subject to competition from various types of financing institutions, including banks, leasing companies, insurance companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry is primarily focused on price, terms, structure and service.

BACKLOG

     Information regarding our backlog of government and commercial orders at the end of the past two fiscal years is contained on page 31 of our 2000 Annual Report to Shareholders, which page is incorporated herein by reference.

     Approximately 46% of our total backlog of $9.9 billion at December 30, 2000, represents orders which are not expected to be filled within our 2001 fiscal year. At December 30, 2000, approximately 96% of the total government backlog of $1.4 billion was funded.

U.S. GOVERNMENT CONTRACTS

     In 2000, 20% of the revenues of our Aircraft segment and 13% of the revenues of our Industrial Products segment, constituting in the aggregate 10% of our consolidated revenues, were generated by or resulted from contracts with the U.S. Government. U.S. Government business is subject to competition, changes in procurement policies and regulations, the continuing availability of Congressional appropriations, world events, and the size and timing of programs in which Textron may participate.

     Our contracts with the U.S. Government generally may be terminated in whole or in part at the convenience of the U.S. Government or if we are in default. If the U.S. Government terminates a contract for convenience, we normally will be entitled (up to a maximum equal to the contract price) to reimbursement for allowable costs incurred, increased or decreased by our expected profit or loss had the contract been completed. If, however, the U.S. Government terminates a contract for default, generally: (a) we will be paid an agreed-upon amount for manufacturing materials and partially completed products accepted by the U.S. Government; (b) the U.S. Government will not be liable for our costs with respect to unaccepted items and will be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; and (c) we might be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

RESEARCH AND DEVELOPMENT

     Information regarding our research and development expenditures is contained on pages 50 and 51 of our 2000 Annual Report to Shareholders. This page is incorporated herein by reference into this Annual Report on Form 10-K.

PATENTS AND TRADEMARKS

     We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents have been of value in the past and are expected to be of value in the future. However, the loss of any single patent or group of patents would not, in our opinion, materially affect the conduct of our business.

     We also own trademarks, trade names and service marks that are important to our business. Some of these trademarks, trade names and service marks are used in this Annual

Report on Form 10-K: AB139; Advantage Molding & Decorating; ASCTec; Avdel; BA609; Bell Helicopter Textron; Bell Model 427; Benzlers; Bob-Cat; Boesner; Brouwer; BSK; Bunton; Cadillac Gage; Cam Tooling; Camcar; Caravan 675; Caravan Floatplane; Cessna Aircraft Company; Cessna Caravan; Cherry; Chesilvale Electronics; Citation Bravo; Citation CJ1; Citation CJ2; Citation Encore; Citation Excel; CitationShares; Citation X; Cone Drive; Cushman; CWC; Datacom; David Brown Guinard Pumps; David Brown Hydraulics; David Brown Union Pumps; Elco; E-Z-GO; Fairmont Klauke; Grand Caravan; Greenlee Textron; IMAP; Jacobsen; Karl Oelschlager GmbH & Co.; Kautex Textron; Kaywood Products, Lull; Maag Pump Systems; McCord Winn Textron; Micromatic Textron; OmniQuip Textron; Progressive Electronics; Ransomes; Rego Mold & Tool, Rifocs; Ring Screw; RITec; Ryan; Scat Trak; 172 Skyhawk; 172 Skyhawk SP; 182 Skylane; Sky Trak; Snorkel; 206 Stationair; Steiner; Sukosim; Super Cargomaster; T206 Turbo Stationair; Tempo Research Corporation; Textron; Textron Automotive Company; Textron Automotive Trim; Textron Fastening Systems; Textron Financial Corporation; Textron Fluid and Power Systems; Textron Fluid Handling Products; Textron Golf, Turf and Specialty Products; Textron Industrial Components; Textron Industrial Motion Control; Textron Lycoming; Textron Marine & Land Systems; Textron Power Transmission; Textron Systems; TFS Advanced Solutions; TFS Automotive Solutions; TFS Commercial Solutions; Torx; Torx Plus; Turbine Engine Components Textron; Turbo 182 Skylane; V-22 Osprey; Valmex; VBX; Williams Machine & Tool and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates, or joint ventures.

ENVIRONMENTAL CONSIDERATIONS

     Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental control facilities have not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained on pages 31 and 56 of our 2000 Annual Report to Shareholders. These pages are incorporated by reference into this Annual Report on Form 10-K.

EMPLOYEES

     At December 30, 2000, we had approximately 71,000 employees.

ITEM 2. PROPERTIES

     At December 30, 2000, we operated a total of 211 plants located throughout the U.S. and 128 plants outside the U.S. Of the total of 339 plants, we owned 173 and the balance were leased. In the aggregate, the total manufacturing space was approximately 41 million square feet.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers as of March 15, 2001. Unless otherwise indicated, the employer is Textron Inc.

Name                              Age                                      Position
----                              ---                                      --------

Lewis B. Campbell                 54       Chairman and Chief Executive Officer since 1999; formerly
                                           President and Chief Executive Officer, 1998 to 1999; President
                                           and Chief Operating Officer, 1994 to July 1998; Director since
                                           1994.

John A. Janitz                    58       President and Chief Operating Officer since 1999; formerly Chairman,
                                           President and Chief Executive Officer, Textron Automotive Company, 1996
                                           to 1999; Executive Vice President and General Manager of TRW Inc.'s
                                           Occupant Restraint Group, 1990 to 1996. Director since 1999.

Kenneth C. Bohlen                 48       Executive Vice President and Chief Innovation Officer since April 2000.
                                           Formerly, Senior Vice President and Chief Information Officer, 1999 to
                                           April 2000; Vice President and Chief Information Officer of AlliedSignal
                                           Aerospace, 1999 to 2000; Vice President Supply Chain AlliedSignal
                                           Engines, 1998 to 1999; Vice President SixSigma and Chief Information
                                           Officer AlliedSignal Engines, 1997 to 1998; Director of Supply Chain
                                           Management, AlliedSignal, Inc. 1996 to 1997.

John D. Butler                     53      Executive Vice President Administration and Chief Human Resources
                                           Officer since 1999; formerly Executive Vice President and Chief Human
                                           Resources Officer, 1997 to 1998; Vice President Personnel of General
                                           Motors International Operations (Zurich, Switzerland), 1990 to 1997.

Mary L. Howell                    48       Executive Vice President Government, Strategy Development and
                                           International, Communications and Investor Relations since October 2000;
                                           formerly Vice President Government, International, Communications and
                                           Investor Relations 1998 to October 2000; formerly Executive Vice
                                           President Government and International, 1995 to July 1998; Senior Vice
                                           President Government and International Relations, 1993 to 1995.

Theodore R. French                46      Executive Vice President and Chief Financial Officer since December
                                          2000. Formerly, President, Financial Services and Chief Financial
                                          Officer, CNH Global N.V. and its predecessor, Case Corporation, 1992 to
                                          December 2000.

Terrence O'Donnell                57       Executive Vice President and General Counsel since March 2000; Partner,
                                           Williams & Connolly, since 1992.

                                     PART II

ITEM 5.  MARKETS FOR THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges. At December 30, 2000, there were approximately 21,000 holders of Textron Common Stock. The information on the price range of Textron's Common Stock and dividends paid per share appearing under "Common Stock Information" on page 59 of our 2000 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The information appearing under "Selected Financial Information" on page 60 of our 2000 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis," appearing on pages 21 through 32 of our 2000 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISKS

     "Quantitative Risks Measures," appearing on page 30 of our 2000 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary information contained in our 2000 Annual Report to Shareholders and the Financial Statement Schedules, as listed in the Index to Financial Statements and Financial Statement Schedules attached to this Annual Report on Form 10-K, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under "Nominees for Director," "Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3 through 6 and page 11 of the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2001, is incorporated by reference into this Annual Report on Form 10-K.

     Information regarding Textron's executive officers is included on page 18 of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing under "Report of the Organization and Compensation Committee on Executive Compensation, Executive Compensation and Performance Graph" on pages 12 through 16 of the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2001, is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management," on pages 9 and 10 of the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2001, is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

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

     3.2           By-Laws of Textron. Incorporated by reference to Exhibit 3.2 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

     4.1           Indenture dated as of December 9, 1999, between Textron
                    Financial Corporation and Sun Trust Bank, Atlanta (including form of debt securities). Incorporated by reference to
                    Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-88509).

    4.2 Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's Registration Statement on Form 10.

    NOTE: Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

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

    10.2D Amendment to Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2D to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    10.3 Special Benefits for Textron Key Executives. Incorporated by reference to Exhibit 10.4 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.4 Supplemental Benefits Plan For Textron Key Executives with Market Square Profit Sharing Plan Schedule.

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

    10.5D Amendment to Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.5D to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

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

    10.8D Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.8D to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    10.9 Textron 1999 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    10.10 Form of Indemnity Agreement between Textron and its directors and executive officers. Incorporated by reference to Exhibit A to Textron's Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.

    10.11           Deferred Income Plan for Non-Employee Directors.
                    Incorporated by reference to Exhibit 10.11 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    10.12 Employment Agreement between Textron and Kenneth C. Bohlen dated July 18, 2000. Incorporated by reference to Exhibit
                    10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

    10.13 Employment Agreement between Textron and John D. Butler dated July 23, 1998. Incorporated by reference to Exhibit
                    10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

    10.14A Employment Agreement between Textron and Lewis B. Campbell dated July 23, 1998. Incorporated by reference to Exhibit
                    10.3 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

    10.14B Retention Award granted to Lewis B. Campbell on December 14, 1995. Incorporated by reference to Exhibit 10.16B to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.14C Retention Award granted to Lewis B. Campbell on June 1, 1999. Incorporated by Reference to Exhibit 10.13C to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    10.14D Retention Award granted to Lewis B. Campbell on January 1, 2001, and revision of vesting schedule for the Retention Award granted on June 1, 1999.

    10.15A Employment Agreement between Textron and Theodore R. French dated December 21, 2000.

    10.15B          Retention Award granted to Theodore R. French on January 1,
                    2001.

    10.16 Employment Agreement between Textron and Mary L. Howell dated July 23, 1998. Incorporated by reference to Exhibit
                    10.5 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

    10.17 Employment Agreement between Textron and John A. Janitz dated May 25, 1999. Incorporated by reference to Exhibit
                    10.15 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    10.18 5-Year Credit Agreement dated as of April, 1998, among Textron, the Banks listed therein and Morgan Guaranty Trust Company of New York as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1998.

    10.18A Employment Agreement between Textron and Stephen L. Key dated July 23, 1998. Incorporated by reference to Exhibit
                    10.7 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

    10.18B Amendment dated December 21, 2000, to Employment Agreement between Textron and Stephen L. Key.

    10.19 Employment Agreement between Textron and Terrence O'Donnell dated March 10, 2000. Incorporated by reference to Exhibit
                    10.1 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

    12.1 Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Manufacturing.

    12.2 Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Inc. including all majority-owned subsidiaries.

    13 A portion (pages 20 through 60) of Textron's 2000 Annual Report to Shareholders.

    21 Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

    23              Consent of Independent Auditors.

    24.1            Power of attorney.

    24.2 Certified copy of a resolution of the Board of Directors of Textron.

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended December 30, 2000.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March 2001.

                                           TEXTRON INC.
                                           Registrant

                                           By: /s/ Michael D. Cahn
                                               ------------------------------
                                               Michael D. Cahn

                                               Attorney-in-fact

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 14th day of March 2001, by the following persons on behalf of the registrant and in the capacities indicated:

        Name                                       Title
        ----                                       -----

         *                       Chairman and Chief Executive Officer, Director
----------------------------
Lewis B. Campbell


         *                       President and Chief Operating Officer, Director
----------------------------
John A. Janitz


         *                       Director
----------------------------
H. Jesse Arnelle


         *                       Director
----------------------------
Teresa Beck


         *                       Director
----------------------------
R. Stuart Dickson


         *                       Director
----------------------------
Lawrence K. Fish


         *                       Director
----------------------------
Joe T. Ford

         *                       Director
----------------------------
Paul E. Gagne


         *                       Director
----------------------------
John D. Macomber


         *                       Director
----------------------------
Lord Powell of Bayswater KCMG


         *                       Director
----------------------------
Brian H. Rowe



         *                       Director
----------------------------
Sam F. Segnar


         *                       Director
----------------------------
Martin D. Walker


         *                       Director
----------------------------
Thomas B. Wheeler


         *                       Executive Vice President and
----------------------------     Chief Financial Officer
Theodore R. French               (principal financial officer)

         *                            Vice President and Controller
----------------------------          (principal accounting officer)
Richard L. Yates



*By:  /s/ Michael D. Cahn
----------------------------
      Michael D. Cahn
      Attorney-in-fact

                                  TEXTRON INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   ITEM 14(a)


                                                                      Form          Annual Report to
Textron Inc.                                                          10-K            Shareholders
------------                                                          ----            ------------
 Report of Independent Auditors                                                             33

 Consolidated Statements of Income for each of the years in                                 34
     the three-year period ended December 30, 2000

 Consolidated Balance Sheets at December 30, 2000 and January                               35
     1, 2000

 Statements of Cash Flows for each of the years                                             36
     in the three-year period ended December 30, 2000

 Consolidated Statements of Changes in Shareholders' Equity                                 38
     for each of the years in the three-year period ended
     December 30, 2000

 Notes to Consolidated Financial Statements                                               39-58

 Revenues and Profit by Business Segment                                                    20

 Supplementary Information (Unaudited):

      Quarterly Financial Information 2000 and 1999                                         59

 Financial Statement Schedule for each of the years in the three-year period ended December 30, 2000

      I    Condensed financial information of registrant                31



All other schedules are omitted because the conditions requiring the filing thereof do not exist or because the information required is included in the financial statements and notes thereto.

                                  TEXTRON INC.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

     For each of the years in the three-year period ended December 30, 2000


     Financial information of the Registrant is omitted because condensed financial information of Textron Manufacturing, which includes the Registrant and all of its majority-owned subsidiaries other than its finance subsidiaries (Textron Finance), is shown on pages 34 through 38 of Textron's 2000 Annual Report to Shareholders. Management believes that the disclosure of financial information on the basis of Textron Manufacturing results in a more meaningful presentation, since this group constitutes the Registrant's basic borrowing entity and the only restrictions on net assets of Textron's subsidiaries relate to Textron Finance. The Registrant's investment in Textron Finance is $910 million in 2000 and $868 million in 1999.

     Textron Manufacturing received dividends of $82 million, $36 million and $62 million from Textron Finance in 2000, 1999, and 1998, respectively. Lending agreements limit Textron Finance's net assets available for cash dividends and other payments to Textron Manufacturing to approximately $351 million of Textron Finance's net assets of $910 million at year-end 2000.

     Textron Manufacturing's credit agreements contain provisions requiring it to maintain a minimum level of shareholders' equity and a minimum interest coverage ratio. For additional information concerning Textron Manufacturing's long-term debt, see Note 8 to the consolidated financial statements appearing on pages 45 and 46 of Textron's 2000 Annual Report to Shareholders.

     For information concerning Textron-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Textron Junior Subordinated Debt Securities, see Note 11 to the consolidated financial statements appearing on page 48 of Textron's 2000 Annual Report to Shareholders.

     EXHIBITS

     3.1           Restated Certificate of Incorporation of Textron as filed
                    January 29, 1998. Incorporated by reference to Exhibit 3.1 to Textron's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     3.2           By-Laws of Textron. Incorporated by reference to Exhibit 3.2 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

     4.1           Indenture dated as of December 9, 1999, between Textron
                    Financial Corporation and Sun Trust Bank, Atlanta (including form of debt securities). Incorporated by reference to
                    Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-88509).



    4.2 Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's Registration Statement on Form 10.

    NOTE: Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

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

    10.2D Amendment to Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2D to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    10.3 Special Benefits for Textron Key Executives. Incorporated by reference to Exhibit 10.4 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.4 Supplemental Benefits Plan For Textron Key Executives with Market Square Profit Sharing Plan Schedule.

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

    10.5D Amendment to Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.5D to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

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

    10.8D Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.8D to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    10.9 Textron 1999 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    10.10 Form of Indemnity Agreement between Textron and its directors and executive officers. Incorporated by reference to Exhibit A to Textron's Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.

    10.11           Deferred Income Plan for Non-Employee Directors.
                    Incorporated by reference to Exhibit 10.11 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    10.12 Employment Agreement between Textron and Kenneth C. Bohlen dated July 18, 2000. Incorporated by reference to Exhibit
                    10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

    10.13 Employment Agreement between Textron and John D. Butler dated July 23, 1998. Incorporated by reference to Exhibit
                    10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

    10.14A Employment Agreement between Textron and Lewis B. Campbell dated July 23, 1998. Incorporated by reference to Exhibit
                    10.3 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

    10.14B Retention Award granted to Lewis B. Campbell on December 14, 1995. Incorporated by reference to Exhibit 10.16B to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

    10.14C Retention Award granted to Lewis B. Campbell on June 1, 1999. Incorporated by Reference to Exhibit 10.13C to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    10.14D Retention Award granted to Lewis B. Campbell on January 1, 2001, and revision of vesting schedule for the Retention Award granted on June 1, 1999.

    10.15A Employment Agreement between Textron and Theodore R. French dated December 21, 2000.

    10.15B          Retention Award granted to Theodore R. French on January 1,
                    2001.

    10.16 Employment Agreement between Textron and Mary L. Howell dated July 23, 1998. Incorporated by reference to Exhibit
                    10.5 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

    10.17 Employment Agreement between Textron and John A. Janitz dated May 25, 1999. Incorporated by reference to Exhibit
                    10.15 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

    10.18 5-Year Credit Agreement dated as of April, 1998, among Textron, the Banks listed therein and Morgan Guaranty Trust Company of New York as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1998.

    10.18A Employment Agreement between Textron and Stephen L. Key dated July 23, 1998. Incorporated by reference to Exhibit
                    10.7 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

    10.18B Amendment dated December 21, 2000, to Employment Agreement between Textron and Stephen L. Key.

    10.19 Employment Agreement between Textron and Terrence O'Donnell dated March 10, 2000. Incorporated by reference to Exhibit
                    10.1 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

    12.1 Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Manufacturing.

    12.2 Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Inc. including all majority-owned subsidiaries.

    13 A portion (pages 20 through 60) of Textron's 2000 Annual Report to Shareholders.

    21 Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

    23              Consent of Independent Auditors.

    24.1            Power of attorney.

    24.2 Certified copy of a resolution of the Board of Directors of Textron.