Form 10-Q
period 2001-03-31
TEXTRON INC
filed 2001-05-09
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended March 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at April 28, 2001 - 141,004,000 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

 TEXTRON INC.
Condensed Consolidated Statements of Income (unaudited)
(Dollars in millions, except per share amounts)

	Three months ended
	March 31, 2001	April 1, 2000
Revenues
Manufacturing sales	$2,869	$3,141
Finance revenues	171	152
Total revenues	3,040	3,293
Cost and expenses
Cost of sales	2,313	2,575
Selling and administrative	367	346
Interest, net	122	109
Provision for losses on collection of finance receivables	11	6
Special charges, net	42	-
Total costs and expenses	2,855	3,036
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	185	257
Income taxes	(66)	(93)
Distribution on preferred securities of subsidiary trusts, net of income taxes	(6)	(6)
Income from continuing operations before cumulative effect of change in accounting principle	113	158
Cumulative effect of change in accounting principle, net of income taxes	-	(59)
Net income	$113	$99
Per common share:
Basic:
Income from continuing operations	$.80	$1.08
Cumulative effect of change in accounting principle, net of income taxes	-	(.41)
Net income	$.80	$.67
Diluted:
Income from continuing operations	$.79	$1.06
Cumulative effect of change in accounting principle, net of income taxes	-	(.40)
Net income	$.79	$.66
Average shares outstanding:
Basic	140,733,000	146,281,000
Diluted	142,752,000	148,818,000
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52
$1.40 Preferred stock, Series B	$.35	$.35
Common stock	$.325	$.325

See notes to the condensed consolidated financial statements.

3.

Item 1. FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	March 31, 2001	December 30, 2000
Assets
Textron Manufacturing
Cash and cash equivalents	$205	$282
Commercial and U.S. government receivables - net	1,517	1,318
Inventories	2,066	1,871
Other current assets	514	443
Total current assets	4,302	3,914
Property, plant, and equipment, less accumulated depreciation of $2,356 and $2,294	2,551	2,568
Intangibles, net	2,449	2,340
Other (including net deferred income taxes)	1,443	1,417
Total Textron Manufacturing assets	10,745	10,239
Textron Finance
Cash	8	7
Finance receivables - net	5,323	5,473
Other assets (including net intangibles of $214 and $217)	716	651
Total Textron Finance assets	6,047	6,131
Total assets	$16,792	$16,370
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$1,180	$615
Accounts payable	1,184	1,200
Income taxes payable	122	77
Other accrued liabilities	1,288	1,371
Total current liabilities	3,774	3,263
Accrued postretirement benefits other than pensions	709	715
Other liabilities	1,226	1,224
Long-term debt	1,465	1,469
Total Textron Manufacturing liabilities	7,174	6,671
Textron Finance
Other liabilities	250	211
Deferred income taxes	319	315
Debt	4,529	4,667
Total Textron Finance liabilities	5,098	5,193
Total liabilities	12,272	11,864
Textron Finance - obligated mandatorily redeemable preferred securities of Finance subsidiary holding solely junior subordinated debentures	28	28
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities	484	484
Shareholders' equity
Capital stock:
Preferred stock	12	12
Common stock	24	24
Capital surplus	1,044	1,026
Retained earnings	5,915	5,848
Accumulated other comprehensive loss	(220)	(172)
	6,775	6,738
Less cost of treasury shares	2,767	2,744
Total shareholders' equity	4,008	3,994
Total liabilities and shareholders' equity	$16,792	$16,370
Common shares outstanding	140,916,000	140,933,000

See notes to condensed consolidated financial statements.

4.

Item 1. FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended
	March 31, 2001	April 1, 2000
Cash flows from operating activities:
Income from continuing operations	$113	$158
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation	98	94
Amortization	29	27
Provision for losses on receivables	12	7
Deferred income taxes	13	(48)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Increase in commercial and U.S. government receivables	(199)	(136)
Increase in inventories	(190)	(170)
Increase in other assets	(137)	(59)
Increase (decrease) in accounts payable	24	(8)
(Decrease) increase in accrued liabilities	(23)	65
Other - net	5	2
Net cash used in operating activities	(255)	(68)
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(1,861)	(1,628)
Repaid or sold	1,259	1,408
Proceeds on receivables sales and securitization sales	695	-
Cash used in acquisitions	(158)	(19)
Capital expenditures	(123)	(119)
Cash used to purchase investment securities	-	(109)
Other investing activities - net	4	19
Net cash used in investing activities	(184)	(448)
Cash flows from financing activities:
Increase in short-term debt	573	434
Proceeds from issuance of long-term debt	359	595
Principal payments and retirements on long-term debt	(494)	(395)
Proceeds from exercise of stock options	13	5
Purchases of Textron common stock	(42)	(150)
Dividends paid	(46)	(48)
Net cash provided by financing activities	363	441
Net decrease in cash and cash equivalents	(76)	(75)
Cash and cash equivalents at beginning of period	289	209
Cash and cash equivalents at end of period	$213	$134

See notes to condensed consolidated financial statements.

5.

TEXTRON INC.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:       Basis of Presentation

The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 30, 2000. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at March 31, 2001, and its consolidated results of operations and cash flows for each of the respective three month periods ended March 31, 2001 and April 1, 2000. Certain prior year balances have been reclassified to conform to current year presentation.

Note 2:       Earnings per Share

The dilutive effect of convertible preferred shares and stock options was 2,019,000 and 2,537,000 shares for the three month periods ending March 31, 2001 and April 1, 2000, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 3:       Inventories
(In millions)	March 31, 2001	December 30, 2000
Finished goods	$841	$727
Work in process	1,044	930
Raw materials	440	454
	2,325	2,111
Less progress payments and customer deposits	259	240
	$2,066	$1,871
Note 4:	Textron Finance-Obligated Mandatorily Redeemable Preferred Securities of Finance Subsidiary Holding Solely Junior Subordinated Debentures

Litchfield Financial Corporation (Litchfield, a subsidiary of Textron Financial Corporation) was acquired by Textron Financial Corporation during 1999. Prior to the acquisition, a trust sponsored and wholly-owned by Litchfield issued Series A Preferred Securities to the public (for $26 million), the proceeds of which were invested by the trust in $26 million aggregate principal amount of Litchfield's newly issued 10% Series A Junior Subordinated Debentures (Series A Debentures), due 2029. The debentures are the sole asset of the trust. The preferred securities were recorded by Textron Financial Corporation at fair value of $29 million as of the acquisition date. The amounts due to the trust under the subordinated debentures and the related income statement amounts have been eliminated in Textron's consolidated financial statements.

6.

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

In 1996, a trust sponsored and wholly-owned by Textron issued preferred securities to the public (for $500 million) and shares of its common securities to Textron (for $15.5 million), the proceeds of which were invested by the trust in $515.5 million aggregate principal amount of Textron's newly issued 7.92% Junior Subordinated Deferrable Interest Debentures, due 2045. The debentures are the sole asset of the trust. The proceeds from the issuance of the debentures were used by Textron for the repayment of long-term borrowings and for general corporate purposes. The amounts due to the trust under the debentures and the related income statement amounts have been eliminated in Textron's consolidated financial statements.

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

Note 6:      Contingencies

Textron is subject to legal proceedings arising out of the conduct of the Company's business. These proceedings include claims arising from private transactions, government contracts, product liability, and environmental, safety and health matters. Some of these legal proceedings seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in Textron's suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, Textron believes that these suits and proceedings will not have a material effect on the Company's financial position or results of operations.

7.

Note 7:      Accumulated Other Comprehensive Loss and Comprehensive Income

Accumulated other comprehensive loss is as follows:

	Three Months Ended
(In millions)	March 31, 2001	April 1, 2000
Beginning of period	$(172)	$(98)
Currency translation adjustment, net of taxes	(41)	(13)
Net unrealized gains (losses) on securities, net of taxes	(3)	38
Reclassification adjustment for realized losses in net income	3	-
Termination of hedge contracts, net of taxes	10	-
Net deferred loss on hedge contracts, net of taxes	(2)	-
Cumulative effect of change in accounting principle due to SFAS 133, net of taxes	(15)	-
Other comprehensive income (loss)	(48)	25
End of period	$(220)	$(73)

Comprehensive income is summarized below:

	Three Months Ended
(In millions)	March 31, 2001	April 1, 2000
Net income	$113	$99
Other comprehensive income (loss)	(48)	25
Comprehensive income	$65	$124

Note 8:      Special Charges, Net

During the fourth quarter of 2000, the Company approved and committed to a restructuring program based upon targeted cost reductions in the Automotive, Fastening Systems and Industrial Products segments. The 2000-2001 program includes the consolidation of facilities, rationalization of certain product lines, outsourcing of non-core production activity, divestiture of non-core businesses and streamlining of sales and administrative overhead. Restructuring costs of $39 million recorded in earnings during the first quarter of 2001 includes $29 million of accrued severance-related benefits, outplacement services and certain other exit costs ($12 million for the Automotive segment, $9 million for the Fastening Systems segment, and $8 million for the Industrial Products segment) and $10 million for asset impairment, primarily in the Fastening Systems segment.

Facility consolidations will occur primarily in the United States and Europe. The Company anticipates incurring additional restructuring charges as it completes and commits to additional activities within Automotive, Fastening Systems and Industrial Products segments. The Company expects to fund the cash

8.

requirements of its restructuring activities with cash flow from operations and additional borrowings under its existing credit facilities.

Under the current 2000 - 2001 restructuring program, Textron has reduced its workforce by 1,900 employees through March 31, 2001 which, by segment, was 450 in Automotive, 650 in Fastening Systems and 800 in Industrial Products.

Accruable restructuring costs recorded in earnings have been included in special charges, net on the consolidated statement of income. An analysis of Textron's 2000 - 2001 restructuring related special charges and reserve accounts is summarized below:

(In millions)	Asset Impairments	Severance Costs	Facilities & Other	Total
Balance December 30, 2000	$-	$14	$1	$15
Additions	10	27	2	39
Utilized	(10)	(4)	-	(14)
Balance March 31, 2001	$-	$37	$3	$40

The specific restructuring measures and associated estimated costs are based on the Company's best judgment under prevailing circumstances. The Company believes that the restructuring reserve balance of $40 million is adequate to carry out the restructuring activities formally identified and committed to as of March 31, 2001 and anticipates that all actions related to these liabilities will be completed within a twelve month period.

During the first quarter of 2001, the Company also incurred and recognized costs of $3 million associated with the restructuring that were not accruable when the actions were initiated. These expenses which consist of plant rearrangement, machinery and equipment relocation, employee replacement and relocation costs are included in segment profit.

In addition to the restructuring costs discussed above, the Company recorded a $3 million impairment charge in the first quarter of 2001 related to the Company's e-business investment securities. This charge is included in special charges, net on the consolidated statement of income.

Note 9:      New Accounting Pronouncements

Effective December 31, 2000, Textron adopted Statement of Financial Accounting Standards (SFAS) No. 133. "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 as of December 31, 2000 was not material to the Company's financial statements. Textron is exposed to market risk, primarily changes in interest rates, currency exchange rates and securities pricing. To manage the volatility relating to these exposures, Textron nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, Textron enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices.

9.

Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Textron does not hold or issue derivative financial instruments for trading or speculative purposes.

Interest Rate Hedging
Textron Manufacturing's policy is to manage interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost efficient manner, from time to time, Textron Manufacturing will enter into interest rate exchange agreements (swaps), to agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. At December 31, 2000, Textron Manufacturing had swaps with a fair value of $8 million designated as fair value hedges of underlying fixed rate debt obligations and recorded as a reduction of debt. The mark-to-market values of both the fair value hedge instruments and underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the interest expense component of the statement of income. All existing fair value hedges are 100% effective. As a result, there is no current impact to earnings due to hedge ineffectiveness. Non-qualifying instruments are also recorded on the balance sheet at fair value, but the impact was not material to the income statement. In March 2001, Textron Manufacturing terminated all outstanding interest rate swaps and received a payment of $15 million which is being amortized into income over the remaining life of the original hedged debt.

Textron Finance's strategy is to match interest-sensitive assets with interest-sensitive liabilities to limit exposure to changes in interest rates. As part of managing this matching strategy, Textron Finance has entered into interest rate exchange agreements, including basis swaps, to lock-in desired spreads between certain interest-earning assets and certain interest-bearing liabilities. Textron Finance has both cash flow and fair value hedges. For cash flow hedges, during the first quarter of 2001, Textron Finance recorded a charge of $3 million, net of a $2 million tax benefit, to accumulated other comprehensive loss and no impact to statement of income. For fair value hedges, at March 31, 2001, Textron Finance had interest exchange agreements with a fair value liability of $8 million designated as fair value hedges of a fixed rate receivable portfolio. The fair value hedges are highly effective and therefore, there was an immaterial net impact to earnings due to hedge ineffectiveness.

Currency Rate Hedging
Textron manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Textron's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of its products and other assets and liabilities created in the normal course of business. The Company primarily utilizes forward exchange contracts and purchased options whose maturities are less than eighteen months. Textron also enters into certain foreign currency derivative instruments that do not meet hedge accounting criteria which are primarily intended to protect against exposure related to intercompany financing transactions and income from

10.

 international operations. The fair value of these instruments at March 31, 2001 was $1 million and the net impact of the related gains and losses on selling and administrative expense was not material during the quarter. In addition, Textron utilizes purchased foreign currency options and forward exchange contracts which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. The fair value of these instruments at March 31, 2001 was a $8 million liability. Gains and losses on these instruments are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. The earnings impact is reported in net sales, cost of sales, or selling and administrative expenses, to match the underlying transaction being hedged. Hedging activity for qualifying cash flow hedges is currently fair valued at $3 million of after-tax loss (the majority of the amount currently deferred in accumulated other comprehensive loss) and is expected to be reclassified to earnings in the next twelve months. The change in the time value of options excluded from the hedge effectiveness test and charged to earnings in the current quarter was not material. Gains on discontinued hedges totaled $0.1 million during the quarter ended March 31, 2001.

Net Investment Hedging
Textron generally hedges its net investment position in major currencies and generates foreign currency interest payments, which offset other transactional exposures in these currencies. To accomplish this, the Company borrows directly in foreign currency and designates a portion of foreign currency debt as a hedge of net investments. In addition, certain currency interest rate swaps are designated as hedges of the Textron's related foreign net investments. Currency effects of these hedges which are reflected in the currency translation section of other comprehensive loss, produced a $9 million after-tax gain during the quarter, leaving an accumulated net balance of $70 million related to gains and losses on derivative transactions.

Stock-based Compensation Hedging
Textron's policy is to manage the expense related to stock-based compensation awards using cash settlement forward contracts on its common stock. The use of these forward contracts modifies the Company's compensation expense exposure to changes in the stock price with the intent to reduce potential variability. The fair value of these instruments at March 31, 2001 was an $18 million asset. Gains and losses on these instruments are recorded as an adjustment to compensation expense when the award is charged to expense.

In September 2000, the FASB issued SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". SFAS 140 revises criteria for accounting for securitizations, other financial-asset and collateral transfers and extinguishments of liabilities. The Statement also introduces new disclosure requirements related to securitizations, collateral and retained interests in securitized financial assets. Textron adopted these new disclosure requirements in the fourth quarter of 2000, as required by Statement. The provisions of SFAS 140 related to the transfers and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. Based upon current activities, the

11.

adoption of this statement will not have a material effect on the Company's results of operations or financial position.

Note 10:     Financial Information by Borrowing Group

Textron's financings are conducted through two borrowing groups, Textron Finance and Textron Manufacturing. This framework is designed to enhance the Company's borrowing power by separating the Finance segment, which is a borrowing unit of a specialized business nature. Textron Finance consists of Textron Financial Corporation consolidated with its subsidiaries, which are the entities through which Textron operates its Finance segment. Textron Finance's operations are financed by borrowing from its own group of external creditors. Textron Manufacturing is Textron Inc., the parent company, consolidated with the entities, which operate in the Aircraft, Automotive, Fastening Systems and Industrial Products business segments.

12.

Item 1. FINANCIAL STATEMENTS (Continued)

Note 10: Financial Information by Borrowing Group (continued)

Textron Manufacturing
(Unaudited) (In millions)

	Three Months Ended
Condensed Statements of Cash Flows	March 31, 2001	April 1, 2000
Cash flows from operating activities:
Income from continuing operations	$113	$158
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Earnings of Textron Finance greater than distributions to Textron Manufacturing	(13)	(23)
Depreciation	93	90
Amortization	25	23
Deferred income taxes	7	(28)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Increase in receivables	(199)	(136)
Increase in inventories	(190)	(170)
Increase in other assets	(116)	(22)
(Decrease) increase in accounts payable and accrued liabilities	(32)	18
Other - net	15	3
Net cash used in operating activities	(297)	(87)
Cash flows from investing activities:
Capital expenditures	(120)	(116)
Cash used in acquisitions	(158)	(19)
Purchases of marketable securities	-	(109)
Other investing activities - net	1	11
Net cash used in investing activities	(277)	(233)
Cash flows from financing activities:
Increase in short-term debt	597	189
Proceeds from issuance of long-term debt	2	289
Principal payments and retirements on long-term debt	(25)	(27)
Proceeds from exercise of stock options	13	5
Purchases of Textron common stock	(42)	(150)
Dividends paid	(46)	(48)
Contributions paid to Textron Finance	(2)	-
Net cash provided by financing activities	497	258
Net decrease in cash and cash equivalents	(77)	(62)
Cash and cash equivalents at beginning of period	282	192
Cash and cash equivalents at end of period	$205	$130

13.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

TEXTRON INC.
Revenues and Income by Business Segment
(In millions)

	Three Months Ended
	March 31, 2001	April 1, 2000
REVENUES
MANUFACTURING:
Aircraft	$986	$959
Automotive	677	838
Fastening Systems	501	584
Industrial Products	705	760
	2,869	3,141
FINANCE	171	152
Total revenues	$3,040	$3,293
SEGMENT OPERATING PROFIT*
MANUFACTURING:
Aircraft	$98	$78
Automotive	60	81
Fastening Systems	38	47
Industrial Products	71	89
	267	295
FINANCE	46	41
Segment profit	313	336
Special charges, net	(42)	-
Segment operating income	271	336
Corporate expenses and other, net	(42)	(46)
Interest expense	(44)	(33)
Income from continuing operations before income taxes and distributions on preferred securities of manufacturing subsidiary trust	$185	$257

*Segment profit represents the measurement used by Textron to evaluate performance for decision making purposes. Segment profit for manufacturing segments does not include interest, certain corporate expenses, special charges and gains and losses from the disposition of significant business units. The measurement for the Finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust.

14.

Results of operations - Three months ended March 31, 2001 vs. Three months ended April 1, 2000

Diluted earnings per share from continuing operations in the first quarter 2001 were $0.79 per share, compared to $1.06 in the first quarter 2000. Income from continuing operations in the first quarter 2001 was $113 million, compared to $158 million in the first quarter 2000. Revenues decreased 8% to $3.0 billion in the first quarter 2001 from $3.3 billion in 2000, reflecting the significant fall-off in the North American automotive production and softening orders in certain industrial markets. During the quarter, Textron recorded $45 million, or $0.21 per share after income taxes, of special charges, including $3 million of restructuring-related expenses within the segment results.

Net income for the first quarter 2001 was $113 million, compared to net income of $99 million in the first quarter 2000. Net income for the first quarter 2000 included the cumulative effect of change in accounting principle of $59 million (net of tax) for the adoption of EITF consensus on Issue 99-5 "Accounting for Pre-Production Costs Related to Long Term Supply Arrangements".

The Aircraft segment's revenues and profit increased $27 million (3%) and $20 million (26%), respectively, achieving a 180 basis point improvement in margin.

  Cessna's revenue increased $27 million due to higher sales of business jets, primarily the Citation Encore, the Citation CJ2 and the Citation CJ1. Profit increased as a result of the higher sales and improved operating performance, partially offset by higher engineering expense related to the overeign business jet.

  Bell Helicopter's revenues were unchanged as higher sales of kits used to modernize older model Huey helicopters and higher sales of commercial spares offset lower revenues on the H-1 upgrade contracts and lower foreign military sales. Bell's profit increased due to higher commercial sales and lower product development expense, primarily due to lower spending on the model 427 helicopter and the BA609 tiltrotor aircraft, partially offset by lower profit on U.S. Government business and lower income from a joint venture partner related to the BA609 program.

The Department of Defense has been investigating the December 2000 mishap of a V-22 tiltrotor aircraft. An Independent Review Panel (the Panel), chartered by the Secretary of Defense, has concluded that the mishap was not a result of the tiltrotor technology, but caused by a series of events including a ruptured hydraulic line and an anomaly in the control logic of the aircraft's computer software. These factors are in the process of being resolved. The Panel has recommended, after a thorough investigation, that the V-22 program should continue, but production should be temporarily reduced to a minimum sustaining level until both the aircraft design and manufacturing processes mature. Although the V-22 program is subject to further government review, Textron expects the low rate production to continue for one to two years and that upon completing the development maturity phase, full rate production will be approved.

The Automotive segment's revenues decreased $161 million (19%), while profit (after $1 million of nonrecurring restructuring expense) decreased $21 million (26%).

  Trim revenues decreased $151 million primarily due to North American automotive OEM production decreases, compared to record levels for the industry in the first quarter 2000, and

15.

customer price reductions. These revenue decreases were partially offset by the contribution from acquisitions, primarily Plascar. Profit decreased, primarily due to the lower sales and customer price reductions. This unfavorable impact was partially offset by restructuring benefits, other significant cost containment activities and the settlement of outstanding customer claims.

  Fuel Systems and Functional Components revenues decreased $10 million primarily as a result of the unfavorable impact of foreign exchange, the divestiture of the seating comfort business in 2000 and customer price reductions. Strong European sales mitigated the negative impact from reduced North American volumes. Profit increased, primarily due to improved operating performance and cost containment efforts, which more than offset customer price reductions.

The Fastening Systems segment's revenue decreased $83 million (14%), while profit decreased $9 million (19%). The revenue and profit decreases were primarily due to North American heavy truck and automotive production decreases, the unfavorable impact of foreign exchange in its European operations, lower cell phone volumes and customer price reductions, partially offset by the contribution from acquisitions. The unfavorable profit impact from the lower sales was partially offset by restructuring benefits and other cost reduction activities in the Automotive Solutions and Commercial Solutions groups.

The Industrial Products segment's revenues decreased $55 million (7%), while profit (after $2 million of restructuring-related expenses) decreased $18 million (20%). Revenues decreased as a result of lower sales at OmniQuip, due to a decline in the light construction equipment market, and lower demand at Power Transmission Products and Turbine Engine Components. These revenue decreases were partially offset by higher revenues at Golf & Turf and the contribution from the acquisition of Tempo Research Corporation. Profit decreased primarily as a result of a loss at OmniQuip, with the impact of lower sales at other businesses largely offset by the benefit of restructuring actions and higher income related to retirement benefits.

The Finance segment's revenues and profit increased $19 million (13%) and $5 million (12%), respectively. Revenues increased due to a higher level of average receivables ($5.582 billion in 2001 vs. $5.568 billion in 2000) and higher syndication and securitization income. Profit increased as the benefit of the higher revenues was partially offset by higher expenses related to the growth in managed receivables and a higher provision for loan losses.

Special charges, net for the first quarter 2001 included $29 million of accruable restructuring expense associated with reducing overhead and closing, consolidating and downsizing manufacturing facilities in the Automotive ($12 million), Fastening Systems ($9 million) and Industrial Products ($8 million) segments. In conjunction with the restructuring efforts, Textron recorded a $10 million write-down for fixed asset impairment in Fastening Systems ($8 million) and Industrial Products ($2 million).

The Automotive restructuring costs consisted substantially of a segment-wide headcount reduction while the Fastening Systems and Industrial Products charges were spread across a number of facility consolidation and downsizing projects. As of March 31, 2001, Textron's workforce has been reduced by approximately 1,900 employees under the restructuring program.

The Company expects to incur restructuring charges over the next three to four quarters as the restructuring efforts are implemented. The total cash cost of the program, before savings, is expected to

16.

 be between $140 and $160 million, which will be incurred primarily during 2001. Ongoing annualized savings are expected to be at least $125 million, beginning in 2002, with $100 million realized in 2001. Substantially all planned actions will be executed within a twelve month period, with an estimated net reduction in the global workforce of over 3,600.

Textron recorded a pre-tax charge of $3 million to write-down e-business investments during the first quarter of 2001 which is included in special charges, net.

Corporate expenses and other - net decreased $4 million, due primarily to the impact of organizational changes made during the first quarter 2000.

Interest income and expense - increased $11 million, due to a higher level of average debt as a result of acquisitions and share repurchases.

Income taxes - The effective tax rate was 35.2% for the first quarter 2001 compared to the 36.2% in the first quarter 2000. This reduction is primarily due to the benefit of tax planning initiatives being realized in 2001.

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 12, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $15 million and $2 million during the first three months of 2001 and 2000, respectively. Dividend payments to shareholders for the first three months of 2001 amounted to $46 million, a decrease of $2 million over the first three months of 2000.

Textron Manufacturing's debt to total capital ratio was 37% at March 31, 2001 up from 32% at year end. The increase is a result of negative cash flows from operations and cash used for acquisitions. During the next two quarters the ratio is expected to trend back to the low to mid-30% range, consistent with Textron's financial target ratio.

During the first three months of 2001, Textron Manufacturing increased its credit facility by approximately $200 million. A summary of credit line facilities is as follows:

Credit Facilities
	Textron Manufacturing		Textron Finance
(In millions)	March 31, 2001	December 30, 2000	March 31, 2001	December 30, 2000
Total lines	$1,411	$1,280	$1,400	$1,400
Amount available	514	767	485	444

At March 31, 2001, Textron Manufacturing had $1.5 billion available under its existing shelf registration statement filed with the SEC.

During the first quarter of 2001, Textron Manufacturing's Euro Medium-Term Note facility expired.

During the first quarter of 2001, Textron Manufacturing terminated interest rate swaps with a notional value of $388 million, of which $352 million were designated as hedges of outstanding debt. Textron

17.

Manufacturing received a cash payment of $17 million including outstanding interest due. The gain on the swaps designed as hedges will be amortized over the remaining life of the underlying debt.

Textron Finance filed a Form S-3 registration statement with the Securities and Exchange Commission in 1999. Under this shelf registration, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion and has established a medium-term note (MTN) program of $1.125 billion within the facility. In March 2001, under the MTN program, Textron Finance issued $300 million of fixed rate notes maturing in 2004. The proceeds from the issuance were used to refinance maturing commercial paper and prepay $100 million of fixed rate debt, which was prepayable at par. At March 31, 2001, Textron Finance had $950 million available under the shelf registration.

Textron Finance had principal-basis interest rate exchange agreements with an aggregate notional amount of $715 million that matured in the first quarter of 2001. These agreements were locking in desired spreads between floating rate receivables indexed to Prime rate and floating rate liabilities indexed to LIBOR. In addition, Textron Finance terminated $200 million of forward-starting fixed rate interest rate exchange agreements that had been entered into to fix interest rates on debt expected to be issued during the first quarter of 2001.

During the first quarter, Textron Finance securitized approximately $543 million of floorplan finance receivables and $56 million of captive golf and turf finance receivables generating total securitization gains of approximately $5 million. These securitizations provided Textron Finance with an alternate source of financing while maintaining desired debt-to-capital ratios. Textron Finance utilized the proceeds from the securitizations to retire commercial paper. Textron Finance anticipates that it will enter into additional securitization transactions during the remainder of 2001.

Under Textron's share repurchase program, 475,000 shares of common stock were repurchased by the Company during the first three months of 2001 at an aggregate cost of $23 million.

During the first quarter of 2001, Textron Manufacturing acquired Tempo Research Corporation to further expand its growing presence in the data-signal-voice test and installation equipment market and Wil-man Polymer Filtration GmbH, a designer and engineer of screencharges for the extrusion industry. Total cost of these acquisitions was $158 million.

Management believes that Textron will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations will continue to be more than sufficient to meet its operating needs and to finance growth.

Quantitative Risk Measures

Textron has used a sensitivity analysis to quantify the market risk inherent in its financial instruments. Financial instruments held by the Company that are subject to market risk (interest rate risk, foreign exchange rate risk, and equity price risk) include finance receivables (excluding lease receivables), debt (excluding lease obligations), interest rate exchange agreements, foreign exchange contracts, currency swaps, marketable equity securities and marketable security price forward contracts.

Presented below is a sensitivity analysis of the fair value of Textron's financial instruments for March 31, 2001 and December 30, 2000. The table illustrates the hypothetical change in the fair value of the Company's financial instruments at March 31, 2001 and year-end assuming a 10% decrease in

18.

interest rates, a 10% strengthening in exchange rates against the U.S. dollar and a 10% decrease in the quoted market prices of its investments in marketable equity securities. The estimated fair value of the financial instruments was determined by discounted cash flow analysis, by independent investment bankers and from quoted market prices for publicly traded equity securities. This sensitivity analysis is most likely not indicative of actual results in the future.

	March 31, 2001			December 30, 2000
(In millions)	Carrying Value	Fair Value	Hypothetical Change In Fair Value	Carrying Value	Fair Value	Hypothetical Change In Fair Value
Interest Rate Risk
Textron Manufacturing:
Debt	$2,623	$2,679	$28	$2,061	$2,105	$31
Interest rate exchange agreements	-	-	-	-	(8)	(9)
Textron Finance:
Finance receivables	4,621	4,705	17	4,767	4,840	31
Interest rate exchange agreements	(8)	(8)	(5)	-	(6)	(5)
Debt	4,529	4,563	34	4,667	4,688	33
Interest rate exchange agreements	2	2	2	-	17	10
Foreign Exchange Rate Risk
Textron Manufacturing:
Debt	1,090	1,100	110	1,101	1,113	111
Foreign exchange contracts	(6)	(6)	(3)	(1)	(1)	(15)
Textron Finance:
Debt	32	32	3	32	32	5
Foreign exchange contracts	-	-	(2)	-	-	(2)
Currency swaps	(1)	(1)	-	-	1	1
Equity Price Risk
Textron Manufacturing:
Available for sale securities	14	14	(1)	16	16	(2)
Marketable security price forward contracts	18	18	(12)	(26)	(26)	(8)

New Accounting Pronouncements

Effective December 31, 2000, Textron adopted Statement of Financial Accounting Standards (SFAS) No. 133. "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 as of December 31, 2000 was not material to the Company's financial statements. Textron is exposed to market risk, primarily changes in interest rates, currency exchange rates and securities pricing. To

19.

manage the volatility relating to these exposures, Textron nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, Textron enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Textron does not hold or issue derivative financial instruments for trading or speculative purposes.

In September 2000, the FASB issued SFAS 140 "Accounting for Transfers and Servicing of Financial assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". SFAS 140 revises criteria for accounting for securitizations, other financial-asset and collateral transfers and extinguishments of liabilities. The Statement also introduces new disclosure requirements related to securitizations, collateral and retained interests in securitized financial assets. Textron adopted these new disclosure requirements in the fourth quarter of 2000, as required by statement. The provisions of SFAS 140 related to the transfers and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. Based upon current activities, the adoption of this Statement will not have a material effect on the Company's results of operations or financial position.

Forward-looking Information: Certain statements in this report and other oral and written statements made by Textron from time to time, are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to implement and complete its restructuring plans, (b) the extent to which Textron is able to successfully integrate recent acquisitions, (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates, (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers, (e) government funding and program approvals affecting products being developed or sold under government programs, (f) successful implementation of supply chain and e-procurement strategies, (g) the timing of certifications of new aircraft products, (h) the occurrence of a severe downturn in the economies in which Textron operates that could reduce demand for its products, (i) the level of consumer demand for the vehicle models for which Textron supplies parts to automotive original equipment manufacturers ("OEMs"), (j) Textron's ability to offset, through cost reductions, raw material price increases and pricing pressure brought by OEM customers, and (k) Textron Financial Corporation's ability to maintain credit quality and control costs when entering new markets.

20.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's Management Discussion and Analysis "Quantitative Risk Measures" section on page 17 for updated information.

PART II. OTHER INFORMATION
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits
4.1

Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta), (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-88509)

4.2

Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's Registration Statement on Form 10 (No. 0-27559)

		12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing
		12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries
	(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 2001.

21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	May 8, 2001	s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit

4.1

Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-88509)

4.2

Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's Registration Statement on Form 10 (No. 0-27559)

12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing

12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries