Form 10-Q
period 2001-06-30
TEXTRON INC
filed 2001-08-01
CIK 217346

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

_______________

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended June 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at July 25, 2001 - 141,177,000 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Condensed Consolidated Statements of Income (unaudited)
(Dollars in millions, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Revenues
Manufacturing revenues	$3,124	$3,107	$5,993	$6,248
Finance revenues	164	170	335	322
Total revenues	3,288	3,277	6,328	6,570
Costs and expenses
Cost of sales	2,524	2,493	4,837	5,068
Selling and administrative	402	361	769	707
Interest, net	110	124	232	233
Provision for losses on collection of finance receivables	12	9	23	15
Special charges, net	35	-	77	-
Total costs and expenses	3,083	2,987	5,938	6,023
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	205	290	390	547
Income taxes	(72)	(104)	(138)	(197)
Distribution on preferred securities of subsidiary trusts, net of income taxes	(7)	(7)	(13)	(13)
Income from continuing operations before cumulative effect of change in accounting principle	126	179	239	337
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(59)
Net income	$126	$179	$239	$278
Per common share:
Basic:
Income from continuing operations	$.89	$1.25	$1.69	$2.32
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(.41)
Net income	$.89	$1.25	$1.69	$1.91
Diluted:
Income from continuing operations	$.88	$1.23	$1.67	$2.29
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(.41)
Net income	$.88	$1.23	$1.67	$1.88
Average shares outstanding:
Basic	141,055,000	143,981,000	140,891,000	145,185,000
Diluted	143,411,000	146,304,000	143,060,000	147,630,000
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.04	$1.04
$1.40 Preferred stock, Series B	$.35	$.35	$.70	$.70
Common stock	$.325	$.325	$.65	$.65

See notes to the condensed consolidated financial statements.

3.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	June 30, 2001	December 30, 2000
Assets
Textron Manufacturing
Cash and cash equivalents	$219	$282
Commercial and U.S. government receivables, net	1,524	1,318
Inventories	2,079	1,871
Other current assets	487	443
Total current assets	4,309	3,914
Property, plant, and equipment, less accumulated depreciation of $2,376 and $2,264	2,552	2,568
Intangibles, net	2,421	2,340
Other (including net deferred income taxes)	1,483	1,417
Total Textron Manufacturing assets	10,765	10,239
Textron Finance
Cash	24	7
Finance receivables, net	5,917	5,473
Other assets (including net intangibles of $211 and $217)	723	651
Total Textron Finance assets	6,664	6,131
Total assets	$17,429	$16,370
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$1,172	$615
Accounts payable	1,159	1,200
Income taxes payable	105	77
Other accrued liabilities	1,334	1,371
Total current liabilities	3,770	3,263
Accrued postretirement benefits other than pensions	704	715
Other liabilities	1,237	1,224
Long-term debt	1,449	1,469
Total Textron Manufacturing liabilities	7,160	6,671
Textron Finance
Other liabilities	293	211
Deferred income taxes	317	315
Debt	5,063	4,667
Total Textron Finance liabilities	5,673	5,193
Total liabilities	12,833	11,864
Textron Finance - mandatorily redeemable preferred securities of Finance subsidiary holding debentures	28	28
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities	485	484
Shareholders' equity
Capital stock:
Preferred stock	11	12
Common stock	25	24
Capital surplus	1,055	1,026
Retained earnings	5,995	5,848
Accumulated other comprehensive loss	(236)	(172)
	6,850	6,738
Less cost of treasury shares	2,767	2,744
Total shareholders' equity	4,083	3,994
Total liabilities and shareholders' equity	$17,429	$16,370
Common shares outstanding	141,172,000	140,933,000

   See notes to condensed consolidated financial statements.

4.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)
	Six Months Ended
	June 30, 2001	July 1, 2000
Cash flows from operating activities:
Income from continuing operations	$239	$337
Adjustments to reconcile income from continuing operations to net cash (used) provided by operating activities:
Depreciation	203	192
Amortization	59	55
Special charges, net	77	-
Provision for losses on receivables	24	17
Deferred income taxes	26	(27)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Increase in commercial and U.S. government receivables	(204)	(102)
Increase in inventories	(210)	(220)
Increase in other assets	(153)	(17)
Decrease in accounts payable	(35)	(109)
(Decrease) increase in accrued liabilities	(55)	39
Other, net	8	(4)
Net cash (used) provided by operating activities	(21)	161
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(3,655)	(3,537)
Repaid	2,790	2,623
Proceeds from receivable sales, including securitizations	818	333
Cash used in acquisitions	(550)	(55)
Capital expenditures	(273)	(246)
Cash used to purchase investment securities	-	(134)
Other investing activities, net	12	11
Net cash used by investing activities	(858)	(1,005)
Cash flows from financing activities:
Increase in short-term debt	1,041	52
Proceeds from issuance of long-term debt	611	1,796
Principal payments and retirements on long-term debt	(706)	(648)
Proceeds from exercise of stock options	21	8
Purchases of Textron common stock	(42)	(247)
Dividends paid	(92)	(96)
Net cash provided by financing activities	833	865
Net (decrease) increase in cash and cash equivalents	(46)	21
Cash and cash equivalents at beginning of period	289	209
Cash and cash equivalents at end of period	$243	$230

See notes to condensed consolidated financial statements.

5.

TEXTRON INC.
 Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:       Basis of Presentation

The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 30, 2000. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at June 30, 2001, and its consolidated results of operations and cash flows for each of the respective three and six month periods ended June 30, 2001 and July 1, 2000. Certain prior year balances have been reclassified to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2:       Earnings per Share

The dilutive effect of convertible preferred shares and stock options was 2,356,000 and 2,323,000 for the three month periods ended June 30, 2001 and July 1, 2000 and 2,169,000 and 2,445,000 shares for the six month periods ended June 30, 2001 and July 1, 2000, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 3:       Inventories
		June 30, 2001	December 30, 2000
		(In millions)
	Finished goods	$881	$727
	Work in process	1,022	930
	Raw materials	436	454
		2,339	2,111
	Less progress payments and customer deposits	260	240
		$2,079	$1,871

Note 4:	Textron Finance-Obligated Mandatorily Redeemable Preferred Securities of Finance Subsidiary Holding Solely Junior Subordinated Debentures

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

Note 6:       Contingencies

Textron is subject to legal proceedings arising out of the conduct of the Company's business. These proceedings include claims arising from private transactions, government contracts, product liability, and environmental, safety and health matters. Some of these legal proceedings seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in Textron's suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, Textron believes that these suits and proceedings will not have a material effect on the Company's results of operations or financial position.

7.

Note 7:       Accumulated Other Comprehensive Loss and Comprehensive Income

The components of accumulated other comprehensive loss are as follows:

	Six Months Ended
(In millions)	June 30, 2001	July 1, 2000
Beginning of period	$(172)	$(98)
Currency translation adjustment, net of taxes	(47)	(48)
Transition adjustment due to change in accounting for derivative instruments and hedging activities, net of taxes	(15)	-
Reclassification adjustment for realized losses in net income	2	-
Net deferred loss on hedge contracts, net of taxes	(1)	-
Securities valuation adjustment	(1)	-
Net unrealized losses on securities, net of taxes	(2)	(17)
Other comprehensive loss	(64)	(65)
End of period	$(236)	$(163)

Comprehensive income is summarized below:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net income	$126	$179	$239	$278
Other comprehensive loss	(2)	(90)	(64)	(65)
Comprehensive income	$124	$89	$175	$213

Note 8:       Special Charges, Net

During the fourth quarter of 2000, the Company approved and committed to a restructuring program based upon targeted cost reductions primarily in the Automotive, Fastening Systems and Industrial Products segments. The program includes corporate and segment workforce reductions, consolidation of facilities, rationalization of certain product lines, outsourcing of non-core production activity, and streamlining of sales and administrative overhead.

In the second quarter of 2001, Textron recorded restructuring costs of $35 million in special charges, net. These restructuring costs included $24 million of accrued severance and related benefits ($10 million for the Fastening Systems segment, $10 million for the Industrial Products segment, $2 million for the Finance segment and $2 million for Corporate) and $11 million for asset impairment, primarily in the Fastening Systems segment. The asset impairment charge of $11 million included fixed asset write-downs of $10 million and an impairment charge to goodwill of $1 million.

8.

Facility consolidations will occur primarily in the United States and Europe. The Company anticipates incurring additional restructuring charges as it completes and commits to additional activities primarily within Automotive, Fastening Systems and Industrial Products segments. The Company expects to fund the cash requirements of its restructuring activities with cash flow from operations and additional borrowings under its existing credit facilities.

Under the current restructuring program, Textron has reduced its workforce by 3,400 employees through June 30, 2001 which, by segment, was 510 in Automotive, 1,100 in Fastening Systems, 1,710 in Industrial Products, and 80 in the Finance segment and Corporate.

Accruable restructuring costs recorded in earnings have been included in special charges, net on the consolidated statement of income. An analysis of Textron's special charges for restructuring and reserve accounts is summarized below:

(In millions)	Asset Impairments	Severance Costs	Facilities & Other	Total
Balance December 30, 2000	$-	$14	$1	$15
Additions	21	51	2	74
Utilized	(21)	(20)	-	(41)
Balance June 30, 2001	$-	$45	$3	$48

The specific restructuring measures and associated estimated costs are based on the Company's best judgment under prevailing circumstances. The Company believes that the restructuring reserve balance of $48 million is adequate to carry out the restructuring activities formally identified and committed to as of June 30, 2001 and anticipates that all actions related to these liabilities will be completed within a twelve-month period.

The Company also incurred and recognized costs of $13 million and $16 million for the three and six month periods ended June 30, 2001, respectively, associated with the restructuring that were not accruable when the restructuring projects were initiated. These expenses consist of costs for outsourcing certain operations in the aircraft segment, plant rearrangement, machinery and equipment relocation, employee replacement and relocation costs, and are included in segment profit.

In addition to the restructuring costs discussed above, the Company recorded a $3 million impairment charge in the first quarter of 2001 related to the Company's e-business investment securities. This charge is included in special charges, net on the consolidated statement of income.

Note 9:       Derivative Instruments and Hedging Activities

Effective December 31, 2000, Textron adopted Statement of Financial Accounting Standards (SFAS) No. 133. "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative transition adjustment to decrease other comprehensive income by approximately $15 million, net of tax, to recognize the fair value of cash flow hedges as of the date of adoption. The cumulative effect of adoption was not material to the Company's consolidated statement of income. Textron is exposed to market risk, primarily changes in interest rates, currency exchange rates and securities pricing. To manage the volatility relating to these exposures, Textron nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, Textron enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Textron does not hold or issue derivative financial instruments for trading or speculative purposes.

9.

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

Textron Finance's strategy is to match interest-sensitive assets with interest-sensitive liabilities to limit exposure to changes in interest rates. As part of managing this matching strategy, Textron Finance has entered into interest rate exchange agreements, including basis swaps, to lock in desired spreads between certain interest-earning assets and certain interest-bearing liabilities. Textron Finance has both cash flow and fair value hedges. For cash flow hedges, during the first six months of 2001, Textron Finance recorded a charge of $1 million, net of a $0.5 million tax benefit, to accumulated other comprehensive loss and no impact to the statement of income. For fair value hedges, at June 30, 2001, Textron Finance had interest exchange agreements with a fair value liability of $5.4 million designated as fair value hedges of a fixed rate receivable portfolio. The fair value hedges are highly effective and therefore, there was an immaterial net impact to earnings due to hedge ineffectiveness.

10.

Currency Rate Hedging

Textron manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Textron's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of its products and other assets and liabilities created in the normal course of business. The Company primarily utilizes forward exchange contracts and purchased options whose maturities are less than eighteen months. Textron also enters into certain foreign currency derivative instruments that do not meet hedge accounting criteria which are primarily intended to protect against exposure related to intercompany financing transactions and income from international operations. The fair value of these instruments at June 30, 2001 was $1 million and the net impact of the related gains and losses on selling and administrative expense was not material during the quarter. In addition, Textron utilizes purchased foreign currency options and forward exchange contracts which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. The fair value of these instruments at June 30, 2001 was a $3 million liability. Gains and losses on these instruments are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. The earnings impact is reported in net sales, cost of sales, or selling and administrative expenses, to match the underlying transaction being hedged. Hedging activity for qualifying cash flow hedges is $2 million of after-tax loss reported as accumulated other comprehensive income at June 30, 2001 and is expected to be reclassified to earnings in the next twelve months. Gains on discontinued hedges totaled $0.1 million during the quarter ended June 30, 2001.

Net Investment Hedging

Textron generally hedges its net investment position in major currencies and generates foreign currency interest payments, which offset other transactional exposures in these currencies. To accomplish this, the Company borrows directly in foreign currency and designates a portion of foreign currency debt as a hedge of net investments. In addition, certain currency forwards are designated as hedges of the Textron's related foreign net investments. Currency effects of these hedges which are reflected in the currency translation section of other comprehensive loss, produced a $19 million after-tax gain during 2001, leaving an accumulated net balance of $47 million related to gains and losses on hedging transactions.

Stock-based Compensation Hedging

Textron's policy is to manage the expense related to stock-based compensation awards using cash settlement forward contracts on its common stock. The use of these forward contracts modifies the Company's compensation expense exposure to changes in the stock price with the intent to reduce potential variability. The fair value of these instruments at June 30, 2001 was an $17 million asset. Gains and losses on these instruments are recorded as an adjustment to compensation expense when the award is charged to expense. At June 30, 2001, there is $2 million gain (net of tax of $1 million) deferred in other comprehensive income.

11.

Note 10:     New Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". SFAS 140 revises criteria for accounting for securitizations, other financial-asset and collateral transfers and extinguishments of liabilities. The Statement also introduced new disclosure requirements related to securitizations, collateral and retained interests in securitized financial assets. Textron adopted these new disclosure requirements in the fourth quarter of 2000, as required by Statement. Textron also adopted the provisions of SFAS 140 related to the transfers and servicing of financial assets and extinguishments of liabilities effective April 1, 2001. The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this Statement on December 30, 2001. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this Statement. Also under this Statement, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. Textron is evaluating the potential impact of adopting these pronouncements on the results of operations and financial position of the Company.

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

12.

Item 1. FINANCIAL STATEMENTS (Continued)

Note 11: Financial Information by Borrowing Group (continued)

Textron Manufacturing
(unaudited) (In millions)

	Six Months Ended
Condensed Statements of Cash Flows	June 30, 2001	July 1, 2000
Cash flows from operating activities:
Income from continuing operations	$239	$337
Adjustments to reconcile income from continuing operations to net cash (used) provided by operating activities:
Earnings of Textron Finance greater than distributions to Textron Manufacturing	(23)	(43)
Depreciation	194	184
Amortization	49	48
Special charges/(credits)	77	-
Deferred income taxes	16	(7)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Increase in commercial and U.S. government receivables	(204)	(102)
Increase in inventories	(210)	(220)
Increase in other assets	(133)	(24)
Decrease in accounts payable and accrued liabilities	(89)	(60)
Other - net	26	(1)
Net cash (used) provided by operating activities	(58)	112
Cash flows from investing activities:
Capital expenditures	(267)	(240)
Cash used in acquisitions	(163)	(55)
Cash used to purchase investments	-	(134)
Other investing activities - net	15	24
Net cash used by investing activities	(415)	(405)
Cash flows from financing activities:
Increase in short-term debt	599	168
Proceeds from issuance of long-term debt	2	516
Principal payments and retirements on long-term debt	(33)	(46)
Proceeds from exercise of stock options	21	8
Purchases of Textron common stock	(42)	(247)
Dividends paid	(92)	(96)
Contributions paid to Textron Finance	(45)	-
Net cash provided by financing activities	410	303
Net (decrease) increase in cash and cash equivalents	(63)	10
Cash and cash equivalents at beginning of period	282	192
Cash and cash equivalents at end of period	$219	$202

13.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TEXTRON INC.
Revenues and Income by Business Segment
(In millions)

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
REVENUES
MANUFACTURING:
Aircraft	$1,223	$1,013	$2,209	$1,972
Automotive	716	761	1,393	1,599
Fastening Systems	479	562	980	1,146
Industrial Products	706	771	1,411	1,531
	3,124	3,107	5,993	6,248
FINANCE	164	170	335	322
Total revenues	$3,288	$3,277	$6,328	$6,570
SEGMENT OPERATING PROFIT*
MANUFACTURING:
Aircraft	$112	$107	$210	$185
Automotive	61	69	121	150
Fastening Systems	28	51	66	98
Industrial Products	78	101	149	190
	279	328	546	623
FINANCE	40	44	86	85
Segment profit	319	372	632	708
Special charges, net	(35)	-	(77)	-
Segment operating income	284	372	555	708
Corporate expenses and other - net	(39)	(41)	(81)	(87)
Interest expense, net	(40)	(41)	(84)	(74)
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	$205	$290	$390	$547
*

Segment profit represents the measurement used by Textron to evaluate performance for decision making purposes. Segment profit for manufacturing segments does not include interest, certain corporate expenses, special charges and gains and losses from the disposition of significant business units. The measurement for the Finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust.

14.

Item 2.  Results of operations - Three months ended June 30, 2001 vs. Three months ended July 1, 2000

Revenues of $3.3 billion approximated last year's level, as higher aircraft revenues were essentially offset by the significant fall-off in North American automotive production and softening orders in certain industrial and telecommunication markets. Net income for the second quarter 2001 was $126 million, compared to net income of $179 million in the second quarter 2000. Diluted earnings per share from continuing operations in the second quarter 2001 were $0.88 per share, compared to $1.23 in the second quarter 2000.

The Aircraft segment's revenues increased $210 million, while profit (after $8 million of restructuring-related expenses) increased $5 million.

  Cessna's revenues increased $146 million primarily due to higher sales of business jets, primarily the Citation Encore, the Citation Excel and the Citation CJ2. Profit increased as a result of the higher sales and improved operating performance, partially offset by higher engineering expense related to the Sovereign business jet, consistent with planned spending for the program.

  Bell Helicopter's revenues increased $64 million due to higher revenue on the V-22 tiltrotor aircraft production contract and higher sales of commercial helicopters, partially offset by lower foreign military sales and lower revenues on the H-1 upgrade contracts. Bell's profit decreased primarily due to restructuring-related expenses associated with outsourcing certain operations, higher net product development expense related to the BA609 commercial tiltrotor aircraft, an unfavorable profit adjustment related to an international contract and lower income from a joint venture partner related to the BA609 program, partially offset by the benefit of higher sales of commercial helicopters and a favorable mix of commercial spares.

The Department of Defense has submitted a revised fiscal 2001 budget for the V-22 program, reducing the appropriation by a net $395 million, consisting of a reduction in production with an increase in research and development. This decision appears to be consistent with the recommendation of an Independent Review Panel chaired by the Secretary of Defense after the December 2000 mishap of a V-22 aircraft. The appropriation covers Lot V production which had been slated for full-rate production and which will now continue to be produced in a low rate production phase. While the exact rate of production has not yet been determined, a public announcement of this rate is expected in the next few months.

The Automotive segment's revenues decreased $45 million, while profit (after $1 million of restructuring-related expenses) decreased $8 million.

  Trim revenues decreased $35 million primarily due to North American automotive OEM production decreases and customer price reductions, partially offset by the contribution from acquisitions. Profit decreased primarily due to customer price reductions and the lower sales volume, partially offset by the benefit of restructuring and other cost containment activities.

15.

  Fuel Systems and Functional Components revenues decreased $10 million primarily as a result of the divestiture of a non-core product line in 2000, customer price reductions and the unfavorable impact of foreign exchange, partially offset by higher volume. Profit increased primarily due to the benefit of cost reduction activities and a $7 million gain on the sale of a small product line, partially offset by customer price reductions.

The Fastening Systems segment's revenues decreased $83 million, while profit (after $2 million of restructuring-related expenses) decreased $23 million. The revenue and profit decreases were primarily due to lower volume in most businesses, customer price reductions and the unfavorable impact of foreign exchange in its European operations, partially offset by the contribution from acquisitions. The unfavorable profit impact from the lower sales and a $7 million customer warranty issue was partially offset by the benefit of restructuring and other cost reduction activities.

The Industrial Products segment's revenues decreased $65 million, while profit (after $2 million of restructuring-related expenses) decreased $23 million. Revenues decreased primarily as a result of lower sales at OmniQuip, due to a decline in the light construction equipment market, and lower demand at Power Transmission Products, partially offset by higher revenues at Textron Systems and Fluid Handling Products and the contribution from the acquisition of Tempo Research Corporation. Profit decreased primarily as a result of a loss at OmniQuip, with the impact of lower sales at other businesses partially offset by the benefit of restructuring activities, higher income related to retirement benefits, a $5 million gain on the sale of a small product line at Textron Systems and the benefit from acquisitions.

The Finance segment's revenues and profit decreased $6 million and $4 million, respectively. Revenues decreased due to a lower average yield reflecting the lower interest rate environment and a lower level of average receivables ($5.712 billion in 2001 vs. $5.910 billion in 2000), partially offset by higher net syndication and securitization income. Profit decreased primarily due to the lower revenues, higher expenses related to growth in managed receivables and new initiatives, and a higher provision for loan losses as a result of higher charge-offs.

Special charges, net, and other restructuring-related expense for the second quarter 2001 included $24 million of accruable restructuring expense associated a) with reducing overhead and closing, consolidating and downsizing manufacturing facilities, b) corporate and segment personnel reductions and c) consolidating operations and exiting non-core product lines in the Finance segment. These expenses were incurred in Fastening Systems ($10 million), Industrial Products ($10 million), Finance ($2 million) and at Corporate ($2 million). In conjunction with the restructuring efforts, Textron recorded write-downs for fixed asset impairment and goodwill of $11 million in Fastening Systems ($7 million, including $1 million of goodwill), Industrial Products ($2 million) and Automotive ($2 million). The Company also incurred costs associated with the restructuring of $13 million during the quarter.  These costs were not accruable when the restructuring projects were initiated and have been charged to segment profit.

Income Taxes - The effective tax rate was 35.1% for the second quarter 2001 compared to 35.9% in the second quarter 2000. This reduction is primarily due to the benefit of tax planning initiatives being realized in 2001.

16.

Results of operations - Six months ended June 30, 2001 vs. Six months ended July 1, 2000

Revenues decreased to $6.3 billion from $6.6 billion in the first half of 2000, reflecting the significant fall-off in North American automotive production and softening orders in certain industrial and telecommunication markets, partially offset by higher aircraft revenues. Income from continuing operations in the first half of 2001 was $239 million, compared to $337 million in the first half of 2000. Diluted earnings per share from continuing operations in the first half of 2001 were $1.67 per share, compared to $2.29 in the first half of 2000.

Net income for the first half of 2001 was $239 million, compared to net income of $278 million in the first half of 2000. Net income for the first half of 2000 included the cumulative effect of a change in accounting principle of $59 million (net of tax) for the adoption of EITF consensus on Issue 99-5 "Accounting for Pre-Production Costs Related to Long Term Supply Arrangements".

The Aircraft segment's revenues increased $237 million, while profit (after $8 million of restructuring-related expenses) increased $25 million.

  Cessna's revenues increased $173 million due to higher sales of business jets, primarily the Citation Encore, the Citation Excel and the Citation CJ2. Profit increased as a result of the higher sales and improved operating performance, partially offset by higher engineering expense related to the Sovereign business jet, consistent with planned spending for the program.

  Bell Helicopter's revenues increased $64 billion due to higher revenue on the V-22 tiltrotor aircraft production contract, higher sales of commercial helicopters, and higher sales of kits used to modernize older model Huey helicopters, partially offset by lower revenues on the H-1 upgrade contracts and lower foreign military sales. Bell's profit decreased primarily due to restructuring-related expenses, an unfavorable profit adjustment related to an international contract in the second quarter and lower income from a joint venture partner related to the BA609 program, partially offset by the benefit of higher sales of commercial helicopters and Huey kits and a favorable mix of commercial spares.

The Automotive segment's revenues decreased $206 million, while profit (after $2 million of restructuring-related expenses) decreased $29 million.

  Trim revenues decreased $186 million primarily due to North American automotive OEM production decreases and customer price reductions, partially offset by the contribution from acquisitions. Profit decreased primarily due to the lower sales volume and customer price reductions, partially offset by the benefit of restructuring and other cost containment activities, and the settlement of outstanding customer claims in the first quarter.

17.

  Fuel Systems and Functional Components revenues decreased $20 million primarily as a result of the divestiture of a non-core product line in 2000, the unfavorable impact of foreign exchange and customer price reductions, partially offset by higher sales volume. Strong European sales mitigated the negative impact from reduced North American volumes. Profit increased primarily due to the benefit of cost reduction and restructuring activities, a $7 million gain on the sale of a small product line and the higher sales, partially offset by customer price reductions.

The Fastening Systems segment's revenues decreased $166 million, while profit (after $2 million of restructuring-related expenses) decreased $32 million. The revenue and profit decreases were primarily due to lower volume in most businesses, the unfavorable impact of foreign exchange in its European operations and customer price reductions, partially offset by the contribution from acquisitions. The unfavorable profit impact from the lower sales and a $7 million customer warranty issue was partially offset by the benefit of restructuring and other cost reduction activities.

The Industrial Products segment's revenues decreased $120 million, while profit (after $4 million of restructuring-related expenses) decreased $41 million. Revenues decreased primarily as a result of lower sales at OmniQuip, due to a decline in the light construction equipment market, and lower demand at Power Transmission Products, partially offset by the contribution from the acquisition of Tempo Research Corporation and higher revenues at Textron Systems, Golf and Turf and Fluid Handling Products. Profit decreased primarily as a result of a loss at OmniQuip, with the impact of lower sales at other businesses partially offset by the benefit of restructuring activities, higher income related to retirement benefits, a $5 million gain on the sale of a small product line at Textron Systems and the benefit from acquisitions.

The Finance segment's revenues and profit increased $13 million and $1 million, respectively. Revenues increased primarily due to higher net syndication and securitization income, partially offset by a decline in average yields, reflecting the lower interest rate environment. Profit increased due to the benefit of the higher revenues, partially offset by higher expenses related to growth in managed receivables and new initiatives, and a higher provision for loan losses as a result of higher charge-offs.

Special charges, net, and other restructuring-related expense for the first half of 2001 included $53 million of accruable restructuring expense associated with a) reducing overhead and closing, consolidating and downsizing manufacturing facilities, b) corporate and segment personnel reductions, and c) consolidating operations and exiting non-core product lines in the Finance segment. These expenses were incurred in Fastening Systems ($19 million), Industrial Products ($18 million), Automotive ($12 million), Finance ($2 million) and at Corporate ($2 million). In conjunction with the restructuring efforts, Textron recorded write-downs for fixed asset impairment and goodwill of $21 million in Fastening Systems ($15 million, including $1 million of goodwill), Industrial Products ($4 million) and Automotive ($2 million). Additionally, Textron recorded a pre-tax charge of $3 million to write-down e-business investments during the first quarter 2001. The Company also incurred costs associated with the restructuring of $16 million in the first half of 2001.  These costs were not accruable when the restructuring projects were initiated and have been charged to segment profit.

Under the restructuring program, Textron's workforce has been reduced by approximately 3,400 employees through June 30, 2001. Through the consolidations, Textron is closing 52 facilities, including 28 manufacturing plants, representing over two million square feet of manufacturing floor space.

18.

The Company expects to incur restructuring charges over the next few quarters as the restructuring efforts are implemented and executed. The total pre-tax cash cost of the program, before savings, is expected to be between $140 and $160 million, which will be incurred primarily during 2001. Ongoing annualized savings are expected to be at least $150 million, beginning in 2002, with at least $100 million realized in 2001. Substantially all planned actions will be executed within a twelve month period, with an estimated net reduction in the global workforce of over 5,000.

Corporate expenses and other - net decreased $6 million, due primarily to the impact of organizational changes made in 2000.

Interest expense, net - increased $10 million due to a higher level of average debt as a result of acquisitions and share repurchases, partially offset by the benefit of a lower interest rate environment.

Income Taxes - The effective tax rate was 35.4% for the first half of 2001 compared to 36.0% in the first half of 2000. This reduction was primarily due to the benefit of tax planning initiatives being realized in 2001.

Outlook - As a result of the continued economic weakness affecting North American automotive production and certain industrial and telecommunication markets, Textron now expects its earnings before special charges and restructuring-related expenses to be significantly lower than last year's levels on a comparable basis for both the third quarter and the full year.

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 12, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $30 million and $10 million during the first six months of 2001 and 2000, respectively. Dividend payments to shareholders for the first six months of 2001 amounted to $92 million, a decrease of $4 million over the first six months of 2000.

Textron Manufacturing's debt to total capital ratio was 36% at June 30, 2001 up from 32% at year end. The increase is a result of negative cash flows from operations and cash used for acquisitions. During the next two quarters the ratio is expected to trend back to the low to mid-30% range, consistent with Textron's financial target ratio.

During the first six months of 2001, Textron Manufacturing increased its credit facility by approximately $300 million. For liquidity purposes, Textron Financial has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. Textron Financial has bank line of credit agreements of $1.4 billion, of which $600 million will expire in 2001 and $800 million will expire in 2003. As of July 26, 2001, Textron Financial has received commitments to increase the credit agreement to $1.5 billion by extending the one-year line for an additional year in the amount of $500 million, and the multi-year line until 2006 in the amount of $1 billion. While none of Textron Financial's total lines of credit were used, those not reserved as support for commercial paper were $13 million at June 30, 2001, as compared to $444 million at December 30, 2000. A summary of credit line facilities is as follows:

19.

Credit Facilities
	Textron Manufacturing		Textron Finance
(in millions)	June 30, 2001	December 30, 2000	June 30, 2001	December 30, 2000
Total lines	$1,439	$1,280	$1,400	$1,400
Amount available	557	767	13	444

At June 30, 2001, Textron Manufacturing had $1.5 billion available under its existing shelf registration statement filed with the SEC. During the first quarter of 2001, Textron Manufacturing's Euro Medium-Term Note facility expired.

Textron Finance filed a Form S-3 registration statement with the Securities and Exchange Commission in 1999. Under this shelf registration, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion and has established a medium-term note (MTN) program of $1.125 billion within the facility. In the first six months of 2001, Textron Financial issued $300 million of fixed notes and $250 million of floating notes under this facility maturing in 2004 and 2003, respectively. The proceeds from the issuances were used to refinance maturing commercial paper and prepay $100 million of fixed rate debt, which was prepayable at par. At June 30, 2001, Textron Finance had $700 million available under the this facility.

During the first six months of 2001, Textron Finance securitized $543 million of floorplan finance receivables (on a revolving basis), $224 million of captive golf and turf finance receivables, $98 million of franchise finance receivables, and $26 million of land finance receivables. Securitization gains for the first six months were $14 million. These securitizations provided Textron Finance with an alternate source of financing while maintaining desired debt-to-capital ratios. Textron Finance utilized the proceeds from the securitizations to retire commercial paper. Textron Finance anticipates that it will enter into additional securitization transactions during the remainder of 2001.

Under Textron's share repurchase program, 475,000 shares of common stock were repurchased by the Company during the first six months of 2001 at an aggregate cost of $23 million.

During the first six months of 2001, Textron Manufacturing acquired Tempo Research Corporation to further expand its growing presence in the data-signal-voice test and installation equipment market and Wil-man Polymer Filtration GmbH, a designer and engineer of screencharges for the extrusion industry. Total cost of these acquisitions was $163 million. Subsequent to June 30, 2001, Textron Manufacturing acquired two data-signal-voice test equipment companies, Industrial Technologies, Inc. and Opto-Electronics Inc. at a cost of $45 million. In June 2001, Textron Financial acquired the small business lending portfolio of STI Credit Corporation at a cost of $387 million. Textron Manufacturing contributed $40 million to Textron Finance for this acquisition.

Management believes that Textron will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations will continue to be more than sufficient to meet its operating needs and to finance growth.

20.

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

There has been no significant change in the Company's exposure to market risk during the first six months of 2001. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report incorporated by reference in Form 10-K for the calendar year 2000.

21.

PART II. OTHER INFORMATION
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Textron's annual meeting of shareholders held on April 25, 2001 the following items were voted upon:

1.	The following persons were elected to serve as directors in Class II for three year terms expiring in 2004 and received the votes listed.

Name	For	Withheld
Paul E. Gagné	119,349,655	5,055,703
John A. Janitz	119,584,572	4,820,786
Lord Powell of Bayswater KCMG	118,975,530	5,429,828
Thomas B. Wheeler	119,903,129	4,502,229

The following directors have terms of office which continued after the meeting: H. Jesse Arnelle, Teresa Beck, Lewis B. Campbell, R. Stuart Dickson, Lawrence K. Fish, Joe T. Ford, John D. Macomber, Brian H. Rowe, Sam F. Segnar, and Martin D. Walker.

2.	An amendment to the Textron 1999 Long-Term Incentive Plan was approved by the following vote:

For	Against	Abstain	Broker Non-Votes

106,047,417	16,587,495	1,770,446	0

3.	The appointment of Ernst & Young LLP as Textron's independent auditors for 2001 was ratified by the following vote:

For	Against	Abstain	Broker Non-Votes
119,377,024	3,260,289	1,768,045	0

4.	A shareholder proposal regarding Textron's military sales was rejected by the following vote:

For	Against	Abstain	Broker Non-Votes
8,951,614	94,421,928	4,703,549	16,287,640

22.

PART II. OTHER INFORMATION (continued)
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits

	4.1	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-88509).

	4.2	Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's Registration Statement on Form 10 (No. 0-27559).

	12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing.

	12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter ended June 30, 2001.

23.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	August 1, 2001	s/R. L. Yates
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

4.2

Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's Registration Statement on Form 10 (No. 0-27559).

12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing

12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries