Form 10-Q
period 2001-09-29
TEXTRON INC
filed 2001-11-02
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 29, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at October 27, 2001 - 141,253,000 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in millions, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Revenues
Manufacturing revenues	$2,632	$3,024	$8,625	$9,272
Finance revenues	178	184	513	506
Total revenues	2,810	3,208	9,138	9,778
Costs and expenses
Cost of sales	2,385	2,450	7,222	7,519
Selling and administrative	355	358	1,124	1,065
Interest, net	108	132	340	364
Provision for losses on collection of finance receivables	20	11	43	26
Special charges, net	338	-	415	-
Gain on sale of division	(3)	-	(3)	-
Total costs and expenses	3,203	2,951	9,141	8,974
Income (loss) from operations before income taxes and distributions on preferred securities of subsidiary trusts	(393)	257	(3)	804
Benefit (provision) for income taxes	69	(93)	(69)	(290)
Distribution on preferred securities of subsidiary trusts, net of income taxes	(6)	(6)	(19)	(19)
Income (loss) from operations before cumulative effect of change in accounting principle	(330)	158	(91)	495
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(59)
Net income (loss)	$(330)	$158	$(91)	$436
Per common share:
Basic:
Income (loss) from operations	$(2.34)	$1.10	$(.65)	$3.42
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(.41)
Net income (loss)	$(2.34)	$1.10	$(.65)	$3.01
Diluted:
Income (loss) from operations	$(2.34)	$1.08	$(.65)	$3.37
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(.40)
Net income (loss)	$(2.34)	$1.08	$(.65)	$2.97
Average shares outstanding:
Basic	141,196,000	143,185,000	140,985,000	144,568,000
Diluted	141,196,000	145,325,000	140,985,000	146,911,000
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.56	$1.56
$1.40 Preferred stock, Series B	$.35	$.35	$1.05	$1.05
Common stock	$.325	$.325	$.975	$.975

See notes to the condensed consolidated financial statements.

3.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	September 29, 2001	December 30, 2000
Assets
Textron Manufacturing
Cash and cash equivalents	$261	$282
Commercial and U.S. government receivables, less allowance for doubtful accounts of $62 and $58	1,500	1,318
Inventories	2,018	1,871
Other current assets	443	443
Total current assets	4,222	3,914
Property, plant, and equipment, less accumulated depreciation of $2,309 and $2,264	2,560	2,568
Intangibles, net	2,183	2,340
Other (including net deferred income taxes)	1,548	1,417
Total Textron Manufacturing assets	10,513	10,239
Textron Finance
Cash	38	7
Finance receivables, less allowance for doubtful accounts of $136 and $116	5,780	5,473
Other assets (including net intangibles of $208 and $217)	807	651
Total Textron Finance assets	6,625	6,131
Total assets	$17,138	$16,370
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$1,353	$615
Accounts payable	1,117	1,200
Income taxes payable	65	77
Other accrued liabilities	1,401	1,371
Total current liabilities	3,936	3,263
Accrued postretirement benefits other than pensions	695	715
Other liabilities	1,181	1,224
Long-term debt	1,475	1,469
Total Textron Manufacturing liabilities	7,287	6,671
Textron Finance
Other liabilities	391	211
Deferred income taxes	331	315
Debt	4,886	4,667
Total Textron Finance liabilities	5,608	5,193
Total liabilities	12,895	11,864
Textron Finance - mandatorily redeemable preferred securities of Finance subsidiary holding debentures	28	28
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities	485	484
Shareholders' equity
Capital stock:
Preferred stock	11	12
Common stock	25	24
Capital surplus	1,059	1,026
Retained earnings	5,618	5,848
Accumulated other comprehensive loss	(214)	(172)
	6,499	6,738
Less cost of treasury shares	2,769	2,744
Total shareholders' equity	3,730	3,994
Total liabilities and shareholders' equity	$17,138	$16,370
Common shares outstanding	141,227,000	140,933,000

See notes to condensed consolidated financial statements.

4.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)
	Nine Months Ended
	September 29, 2001	September 30, 2000
Cash flows from operating activities:
Income (loss) from operations	$(91)	$495
Adjustments to reconcile income (loss) from operations to net cash (used) provided by operating activities:
Depreciation	300	286
Amortization	91	84
Special charges, net	415	-
Provision for losses on receivables	46	27
Deferred income taxes	(35)	9
Gain on sale of division	(3)	-
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Increase in commercial and U.S. government receivables	(186)	(90)
Increase in inventories	(149)	(160)
Increase in other assets	(144)	(41)
Decrease in accounts payable	(75)	(130)
Decrease increase in accrued liabilities	(47)	(82)
Other, net	(13)	(17)
Net cash provided by operating activities	109	381
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(5,677)	(5,153)
Repaid	4,345	3,883
Proceeds from receivable sales, including securitizations	1,230	1,081
Cash used in acquisitions	(596)	(84)
Capital expenditures	(399)	(358)
Net proceeds from disposition	41	-
Cash proceeds from sale of investments	6	-
Cash used to purchase investment securities	-	(134)
Other investing activities, net	6	21
Net cash used by investing activities	(1,044)	(744)
Cash flows from financing activities:
Increase (decrease) in short-term debt	778	(190)
Proceeds from issuance of long-term debt	1,082	1,891
Principal payments and retirements on long-term debt	(757)	(987)
Proceeds from exercise of stock options	24	11
Purchases of Textron common stock	(44)	(284)
Dividends paid	(138)	(143)
Net cash provided by financing activities	945	298
Net increase (decrease) in cash and cash equivalents	10	(65)
Cash and cash equivalents at beginning of period	289	209
Cash and cash equivalents at end of period	$299	$144

See notes to condensed consolidated financial statements.

5.

TEXTRON INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:       Basis of Presentation

The financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 30, 2000. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at September 29, 2001, and its consolidated results of operations and cash flows for each of the respective three and nine month periods ended September 29, 2001 and September 30, 2000. Certain prior year balances have been reclassified to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Business segment data has been reclassified to reflect the transfer of management responsibility of one division previously reported in the Fastening System segment to the Industrial Products segment.

Note 2:       Disposition

On August 7, 2001, Textron entered into an agreement to sell the Automotive Trim business to Collins & Aikman Products Company (C&A), a subsidiary of Collins & Aikman Corporation, subject to financing. Market conditions subsequent to the September 11 terrorist attacks have required C&A to explore alternative financing arrangements. The Company is currently in negotiations with C&A in an effort to close the transaction in the fourth quarter 2001.

Note 3:       Earnings per Share

The diluted share base excludes potentially dilutive convertible preferred shares and stock options of 2,070,000 for the three months ended September 29, 2001 and 2,108,000 for the nine months ended September 29, 2001. These shares were excluded due to their antidilutive effect resulting from the loss from operations. The dilutive effect of convertible preferred shares and stock options was 2,140,000 and 2,343,000 for the three and nine months ended September 30, 2000, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

6.

Note 4:     Inventories
	September 29, 2001	December 30, 2000
	(In millions)
Finished goods	$871	$727
Work in process	952	930
Raw materials	424	454
	2,247	2,111
Less progress payments and customer deposits	229	240
	$2,018	$1,871
Note 5:	Textron Finance-Obligated Mandatorily Redeemable Preferred Securities of Finance Subsidiary Holding Solely Junior Subordinated Debentures

Litchfield Financial Corporation (Litchfield, a subsidiary of Textron Financial Corporation) was acquired by Textron Financial Corporation during 1999. Prior to the acquisition, a trust sponsored and wholly-owned by Litchfield issued Series A Preferred Securities to the public (for $26 million), the proceeds of which were invested by the trust in $26 million aggregate principal amount of Litchfield's newly issued 10% Series A Junior Subordinated Debentures (Series A Debentures), due 2029. The debentures are the sole asset of the trust. The preferred securities were recorded by Textron Financial Corporation at fair value of $29 million as of the acquisition date. The amounts due to the trust under the subordinated debentures and the related statement of operations amounts have been eliminated in Textron's consolidated financial statements.

The preferred securities accrue and pay cash distributions quarterly at a rate of 10% per annum. The trust's obligation under the Series A Preferred Securities are fully and unconditionally guaranteed by Litchfield. The trust will redeem all of the outstanding Series A Preferred Securities when the Series A Debentures are paid at maturity on June 30, 2029, or otherwise become due. Litchfield will have the right to redeem 100% of the principal plus accrued and unpaid interest on or after June 30, 2004. As a result of its acquisition of Litchfield, Textron Financial Corporation has agreed to make payments to the holders of the Preferred Securities, when due, to the extent not paid by or on behalf of the trust or subsidiary.

Note 6:	Textron-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Textron Junior Subordinated Debt Securities

In 1996, a trust sponsored and wholly-owned by Textron issued preferred securities to the public (for $500 million) and shares of its common securities to Textron (for $15.5 million), the proceeds of which were invested by the trust in $515.5 million aggregate principal amount of Textron's newly issued 7.92% Junior Subordinated Deferrable Interest Debentures, due 2045. The debentures are the sole asset of the trust. The proceeds from the issuance of the debentures

7.

were used by Textron for the repayment of long-term borrowings and for general corporate purposes. The amounts due to the trust under the debentures and the related statement of operations amounts have been eliminated in Textron's consolidated financial statements.

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

Cessna is a defendant in an action filed in June 1991 in the Circuit Court in and for Escambia County, Florida, brought by James M. Cassoutt, Cindy I. Cassoutt and Judy L. Kealey, for injuries incurred in a 1989 crash of a Cessna 185 aircraft. Plaintiffs claim that the crash was the result of a defective seat rail system. In mid-August, a jury returned verdicts against Cessna for $80 million in compensatory damages and $400 million in punitive damages. Cessna has filed a combined motion with the trial court for a directed verdict in favor of Cessna or, in the alternative, for a new trial or an order drastically reducing the amounts awarded by the jury. While the ultimate outcome of litigation cannot be assured, Textron's management believes it is probable that the verdict will be reversed or substantially reduced and that its reserves are adequate to cover any remaining award that is not covered by insurance.

  8.

Note 8:       Accumulated Other Comprehensive Loss and Comprehensive Income (Loss)

The components of accumulated other comprehensive loss are as follows:

	Nine Months Ended
(In millions)	September 29, 2001	September 30, 2000
Beginning of period	$(172)	$(98)
Currency translation adjustment, net of taxes	(21)	(77)
Transition adjustment due to change in accounting for derivative instruments and hedging activities, net of taxes	(15)	-
Net deferred loss on hedge contracts, net of taxes	(16)	-
Amortization of deferred loss on terminated hedge contracts, net of taxes	2	-
Net deferred gain on interest-only securities, net of taxes	8	-
Reclassification adjustment for realized losses in net income	6	-
Net unrealized losses on securities, net of taxes	(6)	(37)
Other comprehensive loss	(42)	(114)
End of period	$(214)	$(212)

Comprehensive income (loss) is summarized below:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000
Net income (loss)	$(330)	$158	$(91)	$436
Other comprehensive income (loss)	22	(49)	(42)	(114)
Comprehensive income (loss)	$(308)	$109	$(133)	$322

9.

Note 9:       Special Charges, Net

Goodwill and Intangible Assets
During the third quarter of 2001, certain long-lived asset impairment indicators were identified for OmniQuip which caused the Company to perform an impairment review. Key impairment indicators included OmniQuip's operating performance against plan even after execution of restructuring efforts to improve operating efficiencies and streamline operations. Additionally, the strategic review process completed in August 2001 confirmed that the economic and market conditions combined with the saturation of light construction equipment handlers in the market have negatively impacted the projected results for the foreseeable future. The undiscounted cash flow projections performed were less than the carrying amount of OmniQuip's long-lived assets indicating that there was an impairment. The Company then used a discounted pre-tax cash flow calculation in determining the fair value of the long-lived assets utilizing the multi-year forecast to project future cash flows and a risk-based rate of 11%. The calculation resulted in a third quarter impairment charge in the Industrial Products segment of $317 million, including goodwill of $306 million and other intangible assets of $11 million. The cash flow projections used in performing the review of OmniQuip were based on management's best estimate of future results. Actual results could differ materially from those estimates.

Textron continues to address and execute strategic initiatives to enhance the overall profitability of OmniQuip. Through September 29, 2001, OmniQuip's workforce has been reduced by over 650 employees, along with the closure of two administrative offices, one plant and a warehouse. Under a pre-announced project, OmniQuip is also in the process of closing an additional plant. As of September 29, 2001, remaining OmniQuip long-lived assets of $107 million are deemed recoverable.

Restructuring
During the fourth quarter of 2000, the Company approved and committed to a restructuring program based upon targeted cost reductions primarily in the Automotive, Fastening Systems and Industrial Products segments. The program includes corporate and segment workforce reductions, consolidation of facilities, rationalization of certain product lines, outsourcing of non-core production activity, and streamlining of sales and administrative overhead. Facility consolidations are occurring primarily in the United States and Europe.

In the third quarter of 2001, Textron recorded restructuring costs of $11 million in special charges, net. These restructuring costs included $10 million of accrued severance and related benefits ($6 million for the Industrial Products segment, $3 million for the Fastening Systems segment and $1 million for the Finance segment) and $4 million for fixed asset impairment charges, primarily in the Fastening Systems segment.

The Company will incur additional restructuring charges as it completes and commits to expanded activities primarily within Automotive, Fastening Systems

10.

and Industrial Products segments, including a further workforce reduction of approximately 2,500 which should be substantially completed by the end of 2002. The Company expects to fund the cash requirements of its restructuring activities with cash flow from operations and borrowings.

Under the current restructuring program, Textron has reduced its workforce by 4,400 employees through September 29, 2001 which, by segment, was 2,000 in Industrial Products, and 1,400 in Fastening Systems, 600 in Automotive, 200 in Aircraft, and 200 in the Finance segment and Corporate. The Company expects a total reduction of 7,300 employees, excluding Textron Automotive Trim, representing approximately 12% of Textron's global workforce since the restructuring was first announced in October 2000.

Accruable restructuring costs recorded in earnings have been included in special charges, net on the consolidated statement of operations. An analysis of Textron's special charges for restructuring and related reserve accounts is summarized below:

(In millions)	Asset Impairments	Severance Costs	Facilities & Other	Total
Balance, December 30, 2000	$-	$14	$1	$15
Additions	24	56	7	87
Utilized	(24)	(42)	(2)	(68)
Balance, September 29, 2001	$-	$28	$6	$34

The specific restructuring measures and associated estimated costs are based on the Company's best judgment under prevailing circumstances. The Company believes that the restructuring reserve balance of $34 million is adequate to carry out the restructuring activities formally identified and committed to as of September 29, 2001 and anticipates that all actions related to these liabilities will be completed within a twelve-month period.

The Company also incurred and recognized costs of $14 million and $27 million for the three and nine month periods ended September 29, 2001, respectively, associated with the restructuring that were not accruable when the restructuring projects were initiated. These expenses consist of costs for outsourcing certain operations in the aircraft segment, plant rearrangement, machinery and equipment relocation, employee replacement and relocation costs, and are included in segment profit.

E-business Investment

During the third quarter of 2001, the Company wrote down its investment in e-business securities by $6 million. E-business security write-downs totaled $9 million for the nine months ended September 29, 2001, and were included in special charges, net on the consolidated statement of operations.

11.

Note 10:     Derivative Instruments and Hedging Activities

Effective December 31, 2000, Textron adopted Statement of Financial Accounting Standards (SFAS) No. 133. "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative transition adjustment to decrease other comprehensive income by approximately $15 million, net of tax, to recognize the fair value of cash flow hedges as of the date of adoption. The cumulative effect of adoption was not material to the Company's consolidated statement of operations. Textron is exposed to market risk, primarily from changes in interest rates, currency exchange rates and securities pricing. To manage the volatility relating to these exposures, Textron nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, Textron enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Textron does not hold or issue derivative financial instruments for trading or speculative purposes.

Interest Rate Hedging
Textron Manufacturing's policy is to manage interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost efficient manner, from time to time, Textron Manufacturing will enter into interest rate exchange agreements (swaps), to agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. At December 31, 2000, Textron Manufacturing had swaps with a fair value of $8 million designated as fair value hedges of underlying fixed rate debt obligations which was recorded as a reduction of debt. The mark-to-market values of both the fair value hedge instruments and underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the interest expense component of the statement of operations. All existing fair value hedges are 100% effective. As a result, there is no current impact to earnings due to hedge ineffectiveness. Non-qualifying instruments are also recorded on the balance sheet at fair value, but the impact was not material to the statement of operations. In March 2001, Textron Manufacturing terminated all outstanding interest rate swaps and received a payment of $15 million which is being amortized into income over the remaining life of the original hedged debt.

Textron Finance's strategy is to match interest-sensitive assets with interest-sensitive liabilities to limit exposure to changes in interest rates. As part of managing this matching strategy, Textron Finance has entered into interest rate exchange agreements, including basis swaps, to lock in desired spreads between certain interest-earning assets and certain interest-bearing liabilities. Textron Finance has both cash flow and fair value hedges. For cash flow hedges, during

12.

the first nine months of 2001, Textron Finance recorded a charge of $8 million, net of taxes, to accumulated other comprehensive loss with no impact to the statement of operations. For fair value hedges at September 29, 2001, Textron Finance had interest exchange agreements with a fair value liability of $10 million designated as fair value hedges of a fixed rate receivable portfolio and debt. The fair value hedges are highly effective and therefore, there was an immaterial net impact to earnings due to hedge ineffectiveness.

Currency Rate Hedging
 Textron manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of Textron's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of its products and other assets and liabilities created in the normal course of business. The Company primarily utilizes forward exchange contracts and purchased options with maturities of less than eighteen months. Textron also enters into certain foreign currency derivative instruments that do not meet hedge accounting criteria, and are primarily intended to protect against exposure related to intercompany financing transactions and income from international operations. The fair value of these instruments at September 29, 2001 was $1 million and the net impact of the related gains and losses on selling and administrative expense was not material for the three and nine months ended September 29, 2001. In addition, Textron utilizes purchased foreign currency options and forward exchange contracts which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. The fair value of these instruments at September 29, 2001 was a $6 million liability. Gains and losses on these instruments are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. The earnings impact is reported in net sales, cost of sales, or selling and administrative expenses, to match the underlying transaction being hedged. At September 29, 2001, $5 million of after-tax loss was reported in accumulated other comprehensive loss from qualifying cash flow hedges. This lossis expected to be reclassified to earnings in the next twelve months.

Net Investment Hedging
Textron generally hedges its net investment position in major currencies and generates foreign currency interest payments, which offset other transactional exposures in these currencies. To accomplish this, the Company borrows directly in foreign currency and designates a portion of foreign currency debt as a hedge of net investments. In addition, certain currency forwards are designated as hedges of the Textron's related foreign net investments. Currency effects of these hedges which are reflected in the currency translation section of other comprehensive loss, produced a $5 million after-tax loss during 2001, leaving an accumulated net balance of $22 million related to gains and losses on hedging transactions.

13.

Stock-based Compensation Hedging
 Textron manages the expense related to stock-based compensation awards using cash settlement forward contracts on its common stock. The use of these forward contracts modifies the Company's compensation expense exposure to changes in the stock price with the intent to reduce potential variability. The fair value of these instruments at September 29, 2001 was a $30 million liability. Gains and losses on these instruments are recorded as an adjustment to compensation expense when the award is charged to expense. At September 29, 2001, a $6 million after-tax loss is deferred in accumulated other comprehensive loss.

Note 11:     New Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". SFAS 140 revises criteria for accounting for securitizations, other financial-asset and collateral transfers and extinguishments of liabilities. The Statement also introduced new disclosure requirements related to securitizations, collateral and retained interests in securitized financial assets. Textron adopted these new disclosure requirements in the fourth quarter of 2000, as required by the Statement. Textron also adopted the provisions of SFAS 140 related to the transfers and servicing of financial assets and extinguishments of liabilities effective April 1, 2001. The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured similar to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS 144 also

14.

broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this Statement will not have a material effect on the Company's results of operations or financial position.

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

15.

Item 1. FINANCIAL STATEMENTS (Continued)

Note 12: Financial Information by Borrowing Group (continued)

Textron Manufacturing
(unaudited) (In millions)

	Nine Months Ended
Condensed Statements of Cash Flows	September 29, 2001	September 30, 2000
Cash flows from operating activities:
Income (loss) from operations	$(91)	$495
Adjustments to reconcile income (loss) from operations to net cash (used) provided by operating activities:
Earnings of Textron Finance greater than distributions to Textron Manufacturing	(42)	(30)
Depreciation	286	274
Amortization	75	73
Special charges, net	415	-
Deferred income taxes	(57)	26
Gain on sale of division	(3)	-
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Increase in commercial and U.S. government receivables	(186)	(90)
Increase in inventories	(149)	(160)
Increase in other assets	(147)	(42)
Decrease in accounts payable and accrued liabilities	(162)	(209)
Other, net	49	(5)
Net cash (used) provided by operating activities	(12)	332
Cash flows from investing activities:
Capital expenditures	(388)	(350)
Cash used in acquisitions	(209)	(80)
Net proceeds from dispositions	41	-
Cash proceeds from sale of investments	6	-
Investment in joint ventures	-	(4)
Cash used to purchase investments	-	(134)
Other investing activities, net	10	27
Net cash used by investing activities	(540)	(541)
Cash flows from financing activities:
Increase in short-term debt	787	145
Proceeds from issuance of long-term debt	1	515
Principal payments and retirements on long-term debt	(52)	(91)
Proceeds from exercise of stock options	24	11
Purchases of Textron common stock	(44)	(284)
Dividends paid	(138)	(143)
Contributions paid to Textron Finance	(47)	(2)
Net cash provided by financing activities	531	151
Net decrease in cash and cash equivalents	(21)	(58)
Cash and cash equivalents at beginning of period	282	192
Cash and cash equivalents at end of period	$261	$134

16.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TEXTRON INC.
Revenues and Income (Loss) by Business Segment
(In millions)

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
REVENUES
MANUFACTURING:
Aircraft	$1,064	$1,171	$3,273	$3,143
Automotive	579	654	1,972	2,253
Fastening Systems	389	469	1,306	1,546
Industrial Products	600	730	2,074	2,330
	2,632	3,024	8,625	9,272
FINANCE	178	184	513	506
Total revenues	$2,810	$3,208	$9,138	$9,778
SEGMENT OPERATING PROFIT*
MANUFACTURING:
Aircraft	$(31)	$127	$179	$312
Automotive	14	40	135	190
Fastening Systems	1	46	69	138
Industrial Products	(16)	71	131	267
	(32)	284	514	907
FINANCE	48	49	134	134
Segment profit	16	333	648	1,041
Special charges, net	(338)	-	(415)	-
Segment operating income (loss)	(322)	333	233	1,041
Gain on sale of division	3	-	3	-
Corporate expenses and other, net	(33)	(34)	(114)	(121)
Interest expense, net	(41)	(42)	(125)	(116)
Income (loss) from operations before income taxes and distributions on preferred securities of subsidiary trusts	$(393)	$257	$(3)	$804
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

Results of operations - Three months ended September 29, 2001 vs. Three months ended September 30, 2000

Revenues decreased to $2.8 billion in the third quarter 2001 from $3.2 billion in the third quarter 2000, primarily due to softening sales in most short-cycle businesses, pricing pressures and delayed deliveries in the Aircraft segment as a result of flight restrictions related to the September 11 terrorist attacks. Textron reported a net loss of $330 million, reflecting special charges and restructuring-related expenses, including a write-down of goodwill and intangibles related to its OmniQuip business, compared to net income of $158 million in 2000. Operating results were negatively impacted by lower sales volumes, pricing pressures and the economic disruptions resulting from the terrorist actions, as well as reduced profitability expectations or losses on certain military contracts and commercial helicopter programs at Bell Helicopter, manufacturing inefficiencies resulting from the shut-down of certain facilities at Golf and Turf in an effort to reduce inventory levels, and a write-down of used inventories at Cessna and Golf and Turf to reflect lower prices prevailing in their current markets. These negative factors were partially offset by the benefit of restructuring and other cost reduction activities. Diluted earnings per share in the third quarter 2001 was a loss of $2.34 per share compared to income of $1.08 per share in the third quarter 2000.

Textron reorganized management responsibility for one of its divisions previously reported in the Fastening Systems segment to the Industrial Products segment. Prior periods have been restated to reflect this change.

The Aircraft segment's revenues decreased $107 million, while recording a loss (after $1 million of restructuring-related expenses) of $31 million, a decrease in profit of $158 million compared to the third quarter 2000.

  Cessna's revenues decreased $78 million due to lower sales of single engine piston aircraft driven by the slower economy, and delayed deliveries of business jets and Caravans following the September 11 tragedy. Specifically, shipments and flight tests were suspended while there was a complete prohibition on flying. A continued prohibition for most internationally-registered general aviation aircraft also prevented production flight test activities and delivery to non-U.S. customers. Profit decreased as a result of the lower sales, a write-down of used aircraft inventory to reflect lower prices in the current market slowdown, and higher engineering expense for planned program spending related to the Sovereign business jet, partially offset by improved operating performance.

  Bell Helicopter's revenues decreased $29 million due to lower sales of commercial helicopters and spares and lower foreign military sales, partially offset by higher revenue on the V-22 tiltrotor aircraft production contract. Bell's profit decreased primarily due to reduced profitability expectations or losses on certain development and production contracts including the V-22 contract, the H-1 upgrade contracts and the Model 412 and Model 427 commercial helicopters. The reduced profitability expectations and contract losses were based on third quarter 2001 program reviews, and reflect the classification of several matters including extended development schedules and planned design changes on a number of programs. Profit also decreased due to lower income related to retirement plans and lower income from a joint venture partner related to the BA609 program.

The Department of Defense has approved continued low rate production for the V-22 to allow time for incorporation of the Independent Review Panel's recommendations to make specific changes to

18.

the software and hydraulic systems. While the exact rate of production has not yet been determined, it is expected that the quantity of aircraft in the Lot V production contract will be decreased from 16 to 11. A firm contract is expected by December 2001.

The Automotive segment's revenues decreased $75 million, while profit (after $2 million of restructuring-related expenses) decreased $26 million.

  Trim revenues decreased $59 million primarily due to North American automotive OEM production decreases, customer price reductions and the unfavorable impact of foreign exchange. Profit decreased primarily due to the lower sales volume and customer price reductions, partially offset by the benefit of restructuring and other cost containment activities.

  Fuel Systems and Functional Components revenues decreased $16 million primarily as a result of the divestiture of non-core product lines in the fourth quarter of 2000 and the first half of 2001, customer price reductions and lower volume. Profit decreased primarily due to customer price reductions, the lower volume and lower income related to retirement plans, partially offset by the benefit of cost reduction activities.

The Fastening Systems segment's revenues decreased $80 million, while profit (after $3 million of restructuring-related expenses) decreased $45 million. The revenue and profit decreases were primarily due to lower volume in most businesses, customer price reductions and the unfavorable impact of foreign exchange in its European operations. The unfavorable profit impact from the lower sales, operating inefficiencies, customer price reductions and a loss on the divestiture of a non-core product line was partially offset by the benefit of restructuring and other cost reduction activities.

The Industrial Products segment's revenues decreased $130 million, while recording a loss (after $5 million of restructuring-related expenses) of $16 million, for a decrease in profit of $87 million compared to the third quarter 2000. Revenues decreased primarily due to lower sales in most of the segment's businesses due to softening demand from the depressed economy, with the largest decrease in Golf and Turf, along with reduced sales due to the divestiture of a division, partially offset by the contribution from acquisitions. Profit decreased primarily due to the decline in sales volume in most of the businesses, a decrease in profit at Golf and Turf and lower income related to retirement plans, partially offset by the benefit of segment restructuring activities. The decrease in Golf and Turf profit was primarily due to manufacturing inefficiencies resulting from the shut-down of certain facilities in an effort to reduce inventory levels, the impact of higher rebates to stimulate retail sales and a write-down of used golf car and other inventories.

The Finance segment's revenues and profit decreased $6 million and $1 million, respectively. Revenues decreased due to a lower average yield reflecting the lower interest rate environment. Interest margin increased reflecting higher fee income and higher average finance receivables. While the higher interest margin more than offset the impact of the decrease in revenue, profit decreased primarily due to a higher provision for loan losses as a result of higher charge-offs.

Special charges, net, and other restructuring-related expense for the third quarter 2001 included goodwill and intangible asset impairment write-downs of $318 million, primarily related to OmniQuip, and accruable restructuring expense of $10 million associated a) with reducing overhead and closing, consolidating and downsizing manufacturing facilities and b) reducing segment personnel. These expenses were incurred at Industrial Products ($6 million), Fastening Systems ($3 million) and Finance

19.

($1 million). In conjunction with the restructuring efforts, Textron recorded write-downs for fixed asset impairment of $4 million primarily in Fastening Systems. During the third quarter, Textron recorded e-business investment write-downs of $6 million which were included in special charges, net. The Company also incurred costs associated with the restructuring of $11 million during the quarter. These costs were not accruable when the restructuring projects were initiated and have been included in segment profit.

Interest expense, net - decreased $1 million as a higher level of average debt primarily as a result of lower cash flow from operations and acquisitions, was more than offset by the benefit of a lower interest rate environment.

Income Taxes - The effective tax rate was 17.6% for the third quarter 2001 compared to 36.2% in the third quarter 2000. This decrease is primarily due to the impact of the non-tax deductibility of goodwill written off during the third quarter 2001. Excluding the impact of the goodwill write-off, the tax rate was 35.2% compared to the 36.2% in the third quarter 2000. This reduction is due to the benefit of tax planning initiatives being realized in 2001.

Results of operations - Nine months ended September 29, 2001 vs. Nine months ended September 30, 2000

Revenues decreased to $9.1 billion in the first nine months of 2001 from $9.8 billion in the first nine months of 2000, primarily due to softening sales in most short-cycle businesses, pricing pressures and delayed deliveries in the Aircraft segment as a result of flight restrictions related to the September 11 terrorist attacks. Textron reported a net loss of $91 million in the first nine months of 2001, reflecting special charges and restructuring-related expenses, including a write-down of goodwill and intangibles related to its OmniQuip business, compared to net income of $436 million in the first nine months of 2000. Net income for the first nine months of 2000 included the cumulative effect of a change in accounting principle of $59 million (net of tax) for the adoption of EITF consensus on Issue 99-5 "Accounting for Pre-Production Costs Related to Long Term Supply Arrangements". Diluted earnings per share for the first nine months of 2001 was a loss of $0.65 per share compared to income of $2.97 per share for the first nine months of 2000, which included the cumulative effect of the change in accounting principle of $0.40 per share (net of tax).

Operating results were negatively impacted by lower sales volumes, pricing pressures, and the economic disruptions resulting from the terrorist actions, as well as reduced profitability expectations or losses on certain military contracts and commercial helicopter programs at Bell Helicopter, decreases in profit at OmniQuip and Golf and Turf which were primarily due to manufacturing inefficiencies resulting from the shut-down of certain facilities in an effort to reduce inventory levels, and a write-down of used inventories at Cessna and Golf and Turf to reflect lower prices prevailing in their current markets. These negative factors were partially offset by the benefit of restructuring and other cost reduction activities.

The Aircraft segment's revenues increased $130 million, while profit (after $9 million of restructuring-related expenses) decreased $133 million.

  Cessna's revenues increased $95 million due to higher sales of business jets, primarily the Citation Encore, the Citation CJ2 and the Citation Excel, despite the impact in the third quarter of the flight prohibitions imposed following the September 11 terrorist attacks. Shipments and flight tests in the

20.

third quarter were suspended while there was a complete prohibition on flying. A continued prohibition for most internationally-registered general aviation aircraft also prevented production flight test activities and delivery to non-U.S. customers. Profit increased as the benefit of the higher sales and improved operating performance was partially offset by higher engineering expense for planned program spending related to the Sovereign business jet, and a write-down of used aircraft inventory to reflect lower prices in the current market slowdown.

  Bell Helicopter's revenues increased $35 million due to higher revenue on the V-22 tiltrotor aircraft production contract, higher sales of commercial helicopters and spares and higher sales of kits used to modernize older model Huey helicopters, partially offset by lower foreign military sales and lower revenues on the H-1 upgrade contracts. Bell's profit decreased primarily due to reduced profitability expectations or losses on certain development and production contracts including the V-22 contract, the H-1 upgrade contracts and the Model 412 and the Model 427 commercial helicopters. The reduced profitability expectations and losses were based on third quarter 2001 program reviews, and reflect the clarification of several matters including extended development schedules and planned design changes on a number of programs. Profit also decreased due to restructuring-related expenses and lower income from a joint venture partner related to the BA609 program.

The Automotive segment's revenues decreased $281 million, while profit (after $4 million of restructuring-related expenses) decreased $55 million.

  Trim revenues decreased $245 million primarily due to North American automotive OEM production decreases, customer price reductions and the unfavorable impact of foreign exchange, partially offset by the contribution from acquisitions. Profit decreased primarily due to the lower sales volume and customer price reductions, partially offset by the benefit of restructuring and other cost containment activities, and the settlement of outstanding customer claims in the first quarter.

  Fuel Systems and Functional Components revenues decreased $36 million primarily as a result of the divestiture of non-core product lines in the fourth quarter of 2000 and the first half of 2001, the unfavorable impact of foreign exchange and customer price reductions, partially offset by higher sales volume. Strong European sales mitigated the negative impact from reduced North American volumes. Profit increased primarily due to the benefit of cost reduction and restructuring activities and a $7 million gain on the sale of a small product line, partially offset by customer price reductions, the divestiture of the non-core product lines and the unfavorable impact of foreign exchange.

The Fastening Systems segment's revenues decreased $240 million, while profit (after $5 million of restructuring-related expenses) decreased $69 million. The revenue and profit decreases were primarily due to lower volume in most businesses, the unfavorable impact of foreign exchange in its European operations and customer price reductions, partially offset by the contribution from acquisitions. The unfavorable profit impact from the lower sales, customer price reductions, a customer warranty issue and a loss on the divestiture of a non-core product line was partially offset by the benefit of restructuring and other cost reduction activities.

The Industrial Products segment's revenues decreased $256 million, while profit (after $9 million of restructuring-related expenses) decreased $136 million. Revenues decreased primarily due to lower sales in most of the segment's businesses due to softening demand from the depressed economy, along with reduced sales due to the divestiture of a division, partially offset by the contribution from

21.

acquisitions. Profit decreased primarily due to the decline in sales volume in most of the businesses and decreases in profit at OmniQuip and Golf and Turf, partially offset by the benefit of restructuring activities, a $5 million gain on the divestiture of a small product line, higher income related to retirement plans and the benefit from acquisitions. The decreases in profit at OmniQuip and Golf and Turf were primarily due to manufacturing inefficiencies resulting from the shut-down of certain facilities in an effort to reduce inventory levels, the impact of higher rebates at Golf and Turf to stimulate retail sales and a write-down of used golf car and other inventories.

The Finance segment's revenues increased $7 million while profit was unchanged from a year ago. Revenues increased primarily due to higher net syndication and securitization income, partially offset by a decline in average yields, reflecting the lower interest rate environment. Interest margin increased reflecting higher fee income. Despite the higher interest margin, profit was unchanged due to a higher provision for loan losses as a result of higher charge-offs.

Special charges, net, and other restructuring-related expense for the first nine months of 2001 included goodwill and intangible asset impairment write-downs of $319 million, primarily related to OmniQuip, and accruable restructuring expense of $63 million associated with a) reducing overhead and closing, consolidating and downsizing manufacturing facilities, b) reducing corporate and segment personnel, and c) consolidating operations and exiting non-core product lines in the Finance segment. These expenses were incurred in Industrial Products ($24 million), Fastening Systems ($22 million), Automotive ($12 million), Finance ($3 million) and at Corporate ($2 million). In conjunction with the restructuring efforts, Textron recorded write-downs for fixed asset impairment of $24 million in Fastening Systems ($18 million), Industrial Products ($4 million) and Automotive ($2 million). During the first nine months of 2001, Textron recorded e-business investment write-downs of $9 million which were included in special charges, net. The Company also incurred costs associated with the restructuring of $27 million in the first nine months of 2001. These costs were not accruable when the restructuring projects were initiated and have been included in segment profit.

Under the restructuring program, Textron's workforce has been reduced by approximately 4,400 employees through September 29, 2001 which, by segment, was 2,000 in Industrial Products, 1,400 in Fastening Systems, 600 in Automotive, 200 in Aircraft and 200 in Finance and Corporate. Through the consolidations, Textron is closing 54 facilities, including 29 manufacturing plants representing over 2.3 million square feet of manufacturing floor space.

Textron has expanded its restructuring program and expects to incur additional special charges and restructuring-related expenses, excluding goodwill write-downs, of $125 million in addition to the previously announced $200 million. The expanded program, which includes a further workforce reduction of approximately 2,500, should be substantially completed by the end of 2002. Excluding restructuring projects at Textron Automotive Trim, which is scheduled to be sold to Collins & Aikman under a previously announced definitive agreement, restructuring savings are expected to be $120 million in 2001, $200 million in 2002 and $225 million in 2003. Also excluding Textron Automotive Trim, the company expects a total reduction of 7,300 employees, representing approximately 12% of Textron's global workforce since the restructuring was first announced in October 2000.

Corporate expenses and other, net decreased $7 million, due primarily to the impact of organizational changes made in 2000.

22.

Interest expense, net - increased $9 million due to a higher level of average debt primarily as a result of lower cash flow from operations and acquisitions, partially offset by the benefit of a lower interest rate environment.

Income taxes - The effective tax rate was impacted by the non-tax deductibility goodwill written off in the third quarter of 2001. Excluding the tax impact of this write-off, the effective tax rate for the first nine months of 2001 was 35.2% compared to 36.1% in the first nine months of 2000. This reduction is due to the benefit of tax planning initiatives being realized in 2001.

Outlook - As a result of the continued economic weakness affecting most of Textron's short- cycle businesses, the Company expects its earnings before special charges and restructuring-related expenses to be significantly lower than last year's levels on a comparable basis for both the fourth quarter and the full year.

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 15, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $41 million and $53 million during the first nine months of 2001 and 2000, respectively. Dividend payments to shareholders for the first nine months of 2001 amounted to $138 million, a decrease of $5 million over the first nine months of 2000.

Textron Manufacturing's debt (net of cash) to total capital ratio was 38% at September 29, 2001 up from 29% at year end. The increase is a result of negative free cash flows from operations, cash used for acquisitions and restructuring activities, and non-cash special charges. The ratio is expected to trend back to the mid-30% range, consistent with Textron's financial target ratio, by year end. Textron Manufacturing's leverage is expected to further improve upon the sale of the Automotive Trim business.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. During the first nine months of 2001, Textron Manufacturing increased its primary committed credit facilities by $300 million to $1.3 billion. These primary facilities remain undrawn. Of Textron Manufacturing's $1.6 billion total lines of credit, those not reserved as support for commercial paper were $440 million at September 29, 2001, compared to $767 million at December 30, 2000. Textron Finance has bank line of credit agreements of $1.5 billion, of which $500 million will expire in 2002 and $1 billion will expire in 2006. None of Textron Finance's lines of credit were used at September 29, 2001 or at December 30, 2000. Unused lines of credit not reserved as support for commercial paper were $603 million at September 29, 2001, compared to $444 million at December 30, 2000.

At September 29, 2001, Textron Manufacturing had $1.5 billion available under its existing shelf registration statement filed with the SEC. During the first quarter of 2001, Textron Manufacturing's Euro Medium-Term Note facility expired. It is anticipated that this facility will be reactivated by year end.

Under an existing shelf registration statement filed with the SEC, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion and has established a medium-term note program of $1.125 billion within the facility. In the first nine months of 2001, Textron Finance issued $300 million of fixed rate notes and $550 million of floating rate notes under this facility maturing in 2004 and 2003, respectively. The proceeds from the issuances were used to

23.

refinance maturing commercial paper and prepay $100 million of fixed rate debt at par. At September 29, 2001, Textron Finance had $400 million available under this facility.

During the first nine months of 2001, Textron Finance securitized $545 million of floorplan finance receivables (on a revolving basis), $325 million of aircraft finance receivables, $159 million of captive golf and turf finance receivables, $99 million of franchise finance receivables and $26 million of land finance receivables. Securitization gains for the first nine months of 2001 were $32 million including $12 million related to revolving floorplan securitizations. These securitizations provided Textron Finance with an alternate source of financing while maintaining desired debt-to-capital ratios. Textron Finance used the proceeds from the securitizations to retire commercial paper. Textron Finance anticipates that it will enter into additional securitization transactions during the remainder of 2001.

Under Textron's February 23, 2000 share repurchase program, 475,000 shares of common stock were repurchased by the Company during the first nine months of 2001 at an aggregate cost of $23 million. On August 7, 2001, Textron announced that its Board of Directors had authorized a new 12 million share repurchase program. This program supersedes the 3.2 million shares that remained under the previous authorization. Under this new program, 50,000 shares of common stock were purchased during September 2001 at an aggregate cost of $2 million.

During the first nine months of 2001, Textron Manufacturing acquired four companies at a total cost of $209 million. In June 2001, Textron Finance acquired the small business lending portfolio of STI Credit Corporation at a cost of $387 million. Textron Manufacturing contributed $40 million to Textron Finance for this acquisition. During the third quarter of 2001, Turbine Engine Components Textron was sold for $41 million in cash proceeds.

In September 2001, S&P affirmed its ratings on Textron Manufacturing (A/A-1) and Textron Finance (A-/A-2) and revised its outlook from stable to negative. Fitch also affirmed its ratings on Textron Manufacturing (A/F-1) and Textron Finance (A/F-1) and revised its outlook from stable to negative. Also in September, Moody's placed Textron Manufacturing (A-2/Prime-1) and Textron Finance (A-2/Prime-1) under review for possible downgrade. Management believes that Textron Manufacturing and Textron Finance will continue to have adequate access to credit markets and that their credit facilities and cash flows from operations will continue to be more than sufficient to meet their operating needs and to finance growth.

24.

Forward-looking Information: Certain statements in this release and other oral and written statements made by Textron from time to time, are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans (b) the extent to which Textron is able to successfully integrate acquisitions, (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates, (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers, (e) government funding and program approvals affecting products being developed or sold under government programs, (f) cost and delivery performance under various program and development contracts, (g) successful implementation of supply chain and e-procurement strategies, (h) the timing of certifications of new aircraft products, (i) the occurrence of further downturns in customer markets to which Textron products are sold or supplied, (j) Textron's ability to offset, through cost reductions, raw material price increases and pricing pressure brought by OEM customers, (k) Textron Financial's ability to maintain credit quality and control costs and (l) the completion of the previously-announced sale of Textron's Automotive Trim unit.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the first nine months of 2001. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report incorporated by reference in Form 10-K for the calendar year 2000.

25.

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

Cessna is a defendant in an action filed in June 1991 in the Circuit Court in and for Escambia County, Florida, brought by James M. Cassoutt, Cindy I. Cassoutt and Judy L. Kealey, for injuries incurred in a 1989 crash of a Cessna 185 aircraft. Plaintiffs claim that the crash was the result of a defective seat rail system. In mid-August, a jury returned verdicts against Cessna for $80 million in compensatory damages and $400 million in punitive damages. Cessna has filed a combined motion with the trial court for a directed verdict in favor of Cessna or, in the alternative, for a new trial or an order drastically reducing the amounts awarded by the jury. While the ultimate outcome of litigation cannot be assured, Textron's management believes it is probable that the verdict will be reversed or substantially reduced and that its reserves are adequate to cover any remaining award that is not covered by insurance.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits
2.1

Purchase Agreement dated as of August 7, 2001 by and among Textron Inc., Collins & Aikman Corporation and Collins & Aikman Products Co., including Exhibit 1 (Certificate of Designation of the 15% Series A Redeemable Preferred Stock, the 16% Series B Redeemable Preferred Stock and the 16% Series C Redeemable Preferred Stock) and Exhibit 7 (Asset Purchase Agreement dated as of August 7 by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc.).

NOTE:

The Table of Contents of the Purchase Agreement listed as Exhibit 2.1 contains a list briefly identifying the contents of all omitted schedules and exhibits. Textron will supplementally furnish a copy of any omitted schedule or exhibit to the Commission upon request.

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
No reports on Form 8-K were filed during the third quarter ended September 29, 2001.

26.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	November 2, 2001	s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
2.1

Purchase Agreement dated as of August 7, 2001 by and among Textron Inc., Collins & Aikman Corporation and Collins & Aikman Products Co., including Exhibit 1 (Certificate of Designation of the 15% Series A Redeemable Preferred Stock, the 16% Series B Redeemable Preferred Stock and the 16% Series C Redeemable Preferred Stock) and Exhibit 7 (Asset Purchase Agreement dated as of August 7 by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc.).

NOTE:

The Table of Contents of the Purchase Agreement listed as Exhibit 2.1 contains a list briefly identifying the contents of all omitted schedules and exhibits. Textron will supplementally furnish a copy of any omitted schedule or exhibit to the Commission upon request.

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