Form 10-K405
period 2001-12-29
TEXTRON INC
filed 2002-03-14
CIK 217346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 29, 2001
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

                               -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
              Title of Class                                Which Registered
              --------------                            ------------------------

Common Stock - par value 12 1/2(cent)(140,033,068        New York Stock Exchange
  shares outstanding at March 1, 2002);                  Pacific Stock Exchange
Preferred Stock Purchase Rights                          Chicago Stock Exchange

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No | |.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant is $6,796,294,628 as of March 1, 2002.

     Portions of Textron's Annual Report to Shareholders for the fiscal year ended December 29, 2001, are incorporated by reference in Parts I and II of this Report. Portions of Textron's Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2002, are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1.   BUSINESS OF TEXTRON

     We are a global multi-industry company with operations in five business segments - Aircraft, Fastening Systems, Industrial Components, Industrial Products and Finance. As explained below under "Business Segments," we reorganized our segments effective with the first quarter of 2002. Prior to this reorganization, our operations were conducted through Aircraft, Automotive, Fastening Systems, Industrial Products and Finance segments. Our business segments include operations that are unincorporated divisions of Textron Inc. or its subsidiaries and others that are separately incorporated subsidiaries.

BUSINESS SEGMENTS

SEGMENT CHANGES

     Through the end of 2001, we conducted operations through our Aircraft, Automotive, Fastening Systems, Industrial Products and Finance segments. In December 2001, we sold our Automotive Trim operations to Collins & Aikman Products Co. and consequently reorganized our segments effective with the first quarter of 2002.

     Our Aircraft segment continues to include Bell Helicopter and Cessna Aircraft, but now also includes Lycoming, which previously was part of our Industrial Products segment. Our new Industrial Components segment includes Textron Power Transmission and Textron Fluid Handling Products, both formerly part of our Industrial Products segment, and Kautex, formerly part of our Automotive segment. In addition, Kautex has assumed responsibility for CWC, formerly part of our Automotive segment, and Micromatic, formerly part of our Industrial Products segment. Our Industrial Products segment now is comprised of Greenlee, Golf and Turf, OmniQuip, Tempo and Textron Systems. Our Fastening Systems and Finance segments were unaffected by the segment reorganization. Our Automotive segment has been eliminated.

     Financial information for our previous business segments appears on pages 18, 58 and 59 of our 2001 Annual Report to Shareholders. Financial information by geographic area appears on page 59 of our 2001 Annual Report to Shareholders. Those pages of our 2001 Annual Report to Shareholders are incorporated by reference into this Annual Report on Form 10-K.

     Set forth below is a description of the business of each of our new segments.

AIRCRAFT SEGMENT

Bell Helicopter

     Bell is one of the largest supplier of helicopters, spare parts and helicopter-related services in the world. Bell currently manufactures four military and six civilian helicopter models. Bell's revenues accounted for approximately 13%, 12% and 13% of our total revenues in 2001, 2000 and 1999.

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

     Bell is teamed with The Boeing Company in the development and production of the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to utilize the benefits of both helicopters and fixed-wing aircraft. On December 21, 2001, the Department of Defense signed an Acquisition Decision Memorandum that authorizes the V-22 program to proceed with continued low rate production. The Memorandum requires additional flight testing to ensure that the V-22 can be deployed as a safe, reliable and operationally suitable aircraft.

         Bell is a member of Bell/Agusta Aerospace Company, L.L.C., a joint venture with Agusta, Italy's leading helicopter manufacturer, for the design, manufacture, sale and customer support of a commercial tiltrotor, the BA609, and a new medium twin-engine helicopter, the AB139. Bell expects deliveries of the AB139 to begin in early 2003.

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

Cessna Aircraft Company

     Based on unit sales, Cessna is the world's largest manufacturer of general aviation aircraft. Cessna currently has four major product lines: Citation business jets, single engine turboprop Caravans, Cessna single engine piston aircraft and after-market services. Cessna's revenues accounted for approximately 25%, 21% and 21% of our total revenues in 2001, 2000, and 1999, respectively.

     The family of business jets currently produced by Cessna includes the Citation CJ1, Citation CJ2, the Citation Bravo, the Citation Encore, the Citation Excel, and the Citation X. The Citation X is the world's fastest business jet with a maximum operating speed of Mach .92. By the end of 2001, Cessna had delivered its 3,562nd business jet. Under development is the mid-size Citation Sovereign. First customer delivery of this model is scheduled for late 2004.

     The Cessna Caravan is the world's best selling utility turboprop. More than 1,276 Caravans have been sold by Cessna since the first Caravan was delivered in 1985. Caravans are offered in four models: the Grand Caravan, the Super Cargomaster, the Caravan Floatplane and the Caravan 675. Caravans are used in the U.S. primarily to carry overnight express package shipments. International uses of Caravans include commuter flights, humanitarian flights, tourism and freight.

     Cessna now has six models in its single engine piston product line: the four-place 172 Skyhawk, 172 Skyhawk SP, 182 Skylane and Turbo 182 Skylane, and the six-place 206

Stationair and T206 Turbo Stationair. By the end of 2001, Cessna had delivered 3,737 single engine piston aircraft since production was restarted in 1997.

     Reliability and product support are significant factors in the sale of these aircraft. The Citation family of aircraft is supported by ten Citation Service Centers owned and operated by Cessna, along with authorized independent service stations and centers in more than 15 countries throughout the world. The Cessna-owned Service Centers provide customers 24 hour a day service and maintenance. Cessna Caravan and single-engine piston customers receive product support through independently owned service stations and 24 hour a day spare parts support through Cessna.

     Cessna markets its products worldwide primarily through its own sales force, as well as through a network of authorized independent sales representatives, depending upon the product line. Cessna has one U.S. and three major foreign competitors for its business jet products. Cessna's aircraft compete with other aircraft that vary in size, speed, range, capacity, handling characteristics, and price.

     Cessna engages in the business jet fractional ownership market through a joint venture with TAG Aviation S.A., a worldwide aircraft management and charter enterprise. This program, called CitationShares, offers shares of Citation aircraft in the eastern United States.

Lycoming

     Lycoming is the world leader in the design, manufacture and overhaul of reciprocating piston aircraft engines for the global general aviation market. In July 2001, Lycoming delivered its 300,000th horizontally opposed engine. Lycoming sells new products directly to general aviation airframe manufacturers, including The New Piper Aircraft, Robinson Helicopter, and EADS SOCATA, a division of Aerospatiale. Lycoming is also the exclusive supplier of engines for Cessna's product line of new single-engine aircraft. Aftermarket sales are made to the more than 180,000 existing owners of Lycoming products through a worldwide network of independently owned distributors.

FASTENING SYSTEMS SEGMENT

     Our Fastening Systems segment, Textron Fastening Systems (TFS), manufactures and sells fasteners, fastening systems, engineered assemblies and automation equipment to the aerospace, automotive, business equipment, construction, consumer goods, electronics, electrical equipment, industrial equipment, medical, non-automotive transportation, and telecommunications markets. Some of our TFS operations are unincorporated divisions of Textron Inc. or its subsidiaries and others are separately incorporated subsidiaries. TFS also has non-controlling ownership interests in three other companies. TFS is headquartered in Troy, Michigan, and has facilities located in the following 18 countries: Australia, Austria, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Malaysia, Mexico, Singapore, Spain, Taiwan, the U.K. and the U.S.

     TFS is a major global supplier and distributor of engineered fasteners, components and value added services to original equipment manufacturers, contract producers, component manufacturers and distributors. TFS provides value-added products, services and solutions that simplify manufacturing processes and maximize efficiencies resulting in lower total system costs to the customer. Revenues of TFS accounted for approximately 14%, 15%, and 18% of our total revenues in 2001, 2000 and 1999.

     TFS produces engineered threaded fasteners, blind fastening systems and installation tools, aerospace fasteners, construction fasteners and tooling, cold formed components, clips, cage nuts, engineered and laser weld assemblies, metal stampings, blind fastening systems, injection molded plastic components, and precision fine blanked products. These products are produced and sold under a variety of brand names including Avdel, Boesner, BSK, Camcar, Cherry, Elco, Ring Screw, Sukosim, Valmex and VBF to both automotive and non-automotive customers. TFS also provides its customers with supply chain management services through global vendor managed inventory programs, plant provider programs, warehouse and JIT (just-in-time) programs, and sourcing. TFS offers a wide range of design and engineering services to its customers and is a licensor of various fastening technologies including Torx and Torx Plus.

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

INDUSTRIAL PRODUCTS SEGMENT

Greenlee

     Our Greenlee group consists of Greenlee, Fairmont and Klauke. These businesses manufacture powered equipment, electrical test instruments, hand and hydraulic powered tools and electrical connectors. The products are principally used in electrical construction and maintenance, telecommunications and plumbing industries, and are distributed through a global network of sales representatives and distributors. Our Greenlee group faces competition from numerous manufacturers based primarily on price, quality, performance, reliability, delivery and reputation.

Textron Golf, Turf and Specialty Products

     Our Golf, Turf and Specialty Products group designs, manufactures and sells golf cars powered by electric and internal combustion engines, multipurpose utility vehicles, professional turf maintenance equipment, lawn care machinery and specialized industrial vehicles. Major brand names include E-Z-GO, Ransomes, Jacobsen, Cushman, Ryan, Steiner, Brouwer, Bunton and Bob-Cat.

     The commercial customers of our Golf, Turf and Specialty Products group consist primarily of golf courses, resort communities and municipalities, as well as commercial and industrial users such as airports, factories and professional lawn care services. The group also manufactures off-road utility vehicles and golf cars for the consumer market. Sales are made through a network of distributors and directly to end-users. Many golf and turf-care equipment sales (both at the distributor and end-user level) are financed through Textron Financial Corporation as an additional source of revenue to Textron and for marketing purposes.

     Textron's Golf, Turf and Specialty Products business has two major competitors for golf cars, two major competitors for professional turf maintenance equipment, and a number of smaller competitors for multipurpose utility vehicles and professional lawn care machinery. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

OmniQuip

     OmniQuip produces telescopic material handlers and aerial work platforms under the trade names SkyTrak, Lull and Snorkel, and has facilities in the U.S., U.K., Australia and New Zealand. OmniQuip divested its compact construction business and the associated Scat Trak trade name in 2001.

     Large national equipment rental fleets account for approximately 30 percent of OmniQuip's sales. Remaining sales are through independent distributors and rental centers. The majority of OmniQuip's sales occur in the second quarter; the first and fourth quarters are traditionally soft. End-users are usually construction sub-contractors such as masons, framers, steel erectors and roofers. OmniQuip competes in a fragmented market against a variety of manufacturers. Competition is based primarily on price, quality, product support, performance, delivery and reputation.

Tempo

     Our Tempo group supplies test and measurement equipment to the data, signal and voice market. Textron initially developed a substantial presence in this market within the Greenlee group and, in 2001, Tempo became a separate group in recognition of the group's significant growth. In January 2001, we acquired Tempo Research Corporation, which produces advanced measurement and test equipment for the telecommunications and cable television industries. In July 2001, we acquired Industrial Technology, Inc. and Opto-Electronics Inc., both leaders in the telecommunications test and measurement industry. Also in 2001, InteSys Technologies was transferred from Textron's Fastening Systems segment to the Tempo group. InteSys is a leading supplier of components and assemblies for telecommunications and other markets.

     Tempo products are distributed through a global network of distributors and sales representatives and directly to original equipment manufacturers. The Tempo group faces competition from numerous manufacturers based primarily on price, quality, performance, reliability, delivery and reputation.

Textron Systems

     Textron Systems, a primary supplier to the defense and aerospace markets, manufactures "smart" weapons, airborne and ground-based surveillance systems, aircraft landing systems, hovercraft, search and rescue vessels, armored vehicles and turrets, and aircraft and missile control actuators, valves and related components. While Textron Systems sells most of its products directly to U.S. customers, it also sells an increasing number of products through a growing, global network of sales representatives and distributors. Now operating in over thirty-five countries, Textron Systems' products continue to receive high level of global interest.

     Actuation products for the aerospace, defense and industrial markets are sold under trade names of HR Textron and APCO. Specialty marine, land vehicle, and turret products are sold under trade names of Textron Marine & Land Systems and Cadillac Gage. Weapons, surveillance, and landing systems are sold under the Textron Systems name.

INDUSTRIAL COMPONENTS SEGMENT

Textron Power Transmission

     Textron Power Transmission offers products under the brand names David Brown, Cone Drive, and Benzlers. Textron Power Transmission designs and manufactures industrial gears, double enveloping worm gear speed reducers, mechanical and hydraulic transmission systems, gear motors and gear sets. These products are sold to a variety of customers, including original equipment manufacturers, distributors and end-users. Textron Power Transmission faces competition from other manufacturers based primarily on price, quality, product support, delivery and reputation.

Textron Fluid Handling Products

     Our Textron Fluid Handling Products business, which includes David Brown Union Pumps, David Brown Hydraulics, Maag Pump Systems, and David Brown Guinard Pumps SAS, designs and manufactures industrial pumps for oil, gas, petrochemical and polymer industries. These products are sold to original equipment manufacturers, distributors and end-users. Textron Fluid Handling Products faces competition from other manufacturers based primarily on price, quality, product support, performance, delivery and reputation.

Kautex

     Kautex is a leading manufacturer of blow-molded plastic fuel tank systems and other blow-molded plastic parts for original equipment manufacturers throughout Europe, North America, South America and parts of Asia. In 2001, Kautex established a majority-owned joint venture in Hiroshima, Japan, to manufacture plastic fuel tanks for Mazda, and production began in early 2002. In Germany, Kautex produces plastic containers and sheeting for household and industrial uses. In North America, Kautex also produces metal fuel filler systems in addition to plastic fuel tanks.

     Kautex also manufactures windshield and headlamp washer systems and continues to expand applications of its RITec (Reservoir Integrated Technology) product, an innovative integration of automotive cooling system components including the fan shroud and windshield washer and coolant reservoirs.

     In early 2002, Kautex assumed responsibility for CWC and Micromatic. CWC designs and manufactures engine camshafts and vibration damper components for North American automotive original equipment manufacturers and the aftermarket. Micromatic manufactures automatic assembly machines and systems, perishable tools and abrasives, and hydraulic components for the North American automotive and industrial markets.

FINANCE SEGMENT

     Our Finance segment consists of Textron Financial Corporation and its subsidiaries. Textron Financial is a diversified commercial finance company with core operations in four segments: aircraft finance, revolving credit, specialty finance, and structured capital. The aircraft finance business segment is focused on financing Cessna aircraft, Bell helicopters and other general aviation aircraft. The revolving credit segment specializes in dealer floorplan financing, asset based lending and small business financing. The specialty finance segment includes golf course and equipment finance, financing for developers of vacation interval resorts and residential and recreational land lots, franchise finance, and media finance. The structured capital segment includes leveraged lease transactions and investment grade and near investment grade structured secured term and revolving credit facilities. This segment also originates factoring arrangements and working capital loans in the telecommunications, trucking, and specialty financial services industries. Textron Financial's other financial services and products include transaction syndications, equipment appraisal and disposition, portfolio servicing and insurance brokerage.

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial's services are offered primarily in North America. However, Textron Financial does finance Textron products worldwide, principally Bell helicopters and Cessna aircraft in South America.

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

BACKLOG

     Information regarding our backlog of government and commercial orders at the end of the past two fiscal years is contained on page 31 of our 2001 Annual Report to Shareholders. This page is incorporated by reference into this Annual Report on Form 10-K.

     Approximately 40% of our total backlog of $7.5 billion at December 29, 2001, represents orders which are not expected to be filled within our 2002 fiscal year. At December 29, 2001, approximately 97% of the total government backlog of $1 billion was funded.

U.S. GOVERNMENT CONTRACTS

     In 2001, 18% of the revenues of our Aircraft segment and 15% of the revenues of our Industrial Products segment, constituting in the aggregate 10% of our consolidated revenues, were generated by or resulted from contracts with the U.S. Government. U.S. Government business is subject to competition, changes in procurement policies and regulations, the continuing availability of Congressional appropriations, world events, and the size and timing of programs in which Textron may participate.

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

RESEARCH AND DEVELOPMENT

     Information regarding our research and development expenditures is contained on page 58 of our 2001 Annual Report to Shareholders. These pages are incorporated by reference into this Annual Report on Form 10-K.

PATENTS AND TRADEMARKS

     We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents have been of value in the past and are expected to be of value in the future. However, the loss of any single patent or group of patents would not, in our opinion, materially affect the conduct of our business.

     We also own trademarks, trade names and service marks that are important to our business. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K: AB139; Avdel; BA609; Bell Helicopter; Bell Model 427; Benzlers; Bob-Cat; Boesner; Brouwer; BSK; Bunton; Cadillac Gage; Camcar; Caravan 675; Caravan Floatplane; Cessna; Cessna Aircraft Company; Cessna Caravan; Cherry; Citation Bravo; Citation CJ1; Citation CJ2; Citation Encore; Citation Excel; CitationShares; Citation X; Cone Drive; Cushman; CWC; David Brown; David Brown Guinard Pumps; David Brown Hydraulics; David Brown Union Pumps; Elco; E-Z-GO; Fairmont; Greenlee; HR Textron; Industrial Technology, Inc.; InteSys Technologies; Jacobsen; Kautex; Kaywood Products, Klauke; Lull; Lycoming; Maag Pump Systems; McCord Winn; Micromatic; OmniQuip; Opto-Electronics; Ransomes; Ring Screw; RITec; Ryan; 172 Skyhawk; 172 Skyhawk SP; 182 Skylane; Sky Trak; Snorkel; 206 Stationair; Steiner; Sukosim; Super Cargomaster; T206 Turbo Stationair; Tempo; Tempo Research Corporation; Textron; Textron Fastening Systems; Textron Financial Corporation; Textron Fluid Handling Products; Textron Golf, Turf and Specialty Products; Textron Marine & Land Systems; Textron Power Transmission; Textron Systems; Torx; Torx Plus; Turbo 182 Skylane; V-22 Osprey; Valmex; VBF; and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates, or joint ventures.

ENVIRONMENTAL CONSIDERATIONS

     Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental control facilities have not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained on pages 31 and 57 of our 2001 Annual Report to Shareholders. These pages are incorporated by reference into this Annual Report on Form 10-K.

EMPLOYEES

     At December 29, 2001, we had approximately 51,000 employees.

ITEM 2.   PROPERTIES

     At December 29, 2001, we operated a total of 158 plants located throughout the U.S. and 103 plants outside the U.S. Of the total of 261 plants, we owned 133 and the balance were leased. In the aggregate, the total manufacturing space was approximately 31 million square feet.

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

ITEM 3.   LEGAL PROCEEDINGS

     On February 28, 2002, Cessna completed the settlement of the previously reported action brought against Cessna in the Circuit Court in and for Escambia County, Florida, by James M. Cassoutt, Cindy I. Cassoutt and Judy L. Kealey, for injuries incurred in a 1989 crash of a Cessna 185 aircraft. The amount of the settlement in excess of that which will be paid by Cessna's insurance carriers will be covered by our pre-existing product liability reserves.

     On May 12, 2000, the Massachusetts Water Resources Authority issued a Notice of Violation to Textron Systems relating to industrial discharges to the Authority's sewer system from our Wilmington, Massachusetts, facility. The Notice of Violation, which seeks a civil administrative penalty, alleges a failure to obtain a permit for certain discharges, discharge reporting violations, and violations of discharge limits. The penalty assessed for the Notice of Violation is expected to exceed $100,000.

     On November 1, 2001, Cone Drive Operations, Inc., a subsidiary of Textron, received a notice from the Michigan Department of Environmental Quality that the Department intends to fine Cone Drive's Traverse City, Michigan, plant in connection with groundwater contamination discharging to a surface body in excess of Michigan criteria. Resolution of this matter may cost in excess of $100,000.

     We are subject to actual and threatened legal proceedings arising out of the conduct of our business. These proceedings include claims arising from private transactions, government contracts, product liability, employment and environmental, safety and health matters. Some of these legal proceedings seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, we believe that these legal proceedings will not have a material effect on our financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the last quarter of the period covered by this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers as of March 14, 2002. Unless otherwise indicated, the employer is Textron Inc.

Name                     Age                     Position
----                     ---                     --------

Lewis B. Campbell        55        Chairman, President and Chief Executive
                                   Officer since September 2001. Formerly,
                                   Chairman and Chief Executive Officer 1999 to
                                   September 2001; President and Chief Executive
                                   Officer, 1998 to 1999; President and Chief
                                   Operating Officer, 1994 to 1998; Director since 1994.

Kenneth C. Bohlen        49        Executive Vice President and Chief Innovation
                                   Officer since 2000. Formerly, Senior Vice
                                   President and Chief Information Officer, 1999 to 2000; Vice President and Chief Information
                                   Officer, AlliedSignal Aerospace, 1999 to
                                   2000; Vice President Supply Chain,
                                   AlliedSignal Engines, 1998 to 1999; Vice
                                   President SixSigma and Chief Information
                                   Officer, AlliedSignal Engines, 1997 to 1998;
                                   Director of Supply Chain Management,
                                   AlliedSignal, Inc. 1996 to 1997.

John D. Butler           54        Executive Vice President Administration and
                                   Chief Human Resources Officer since 1999.
                                   Formerly, Executive Vice President and Chief
                                   Human Resources Officer, 1997 to 1998; Vice
                                   President Personnel, General Motors
                                   International Operations (Zurich,
                                   Switzerland), 1990 to 1997.

Theodore R. French       47        Executive Vice President and Chief Financial
                                   Officer since 2000. Formerly, President,
                                   Financial Services and Chief Financial
                                   Officer, CNH Global N.V. and its predecessor,
                                   Case Corporation, 1992 to 2000.

Mary L. Howell           49        Executive Vice President Government, Strategy
                                   Development and International, Communications and Investor Relations, since 2000. Formerly,
                                   Executive Vice President Government,
                                   International, Communications and Investor
                                   Relations 1998 to 2000; Executive Vice
                                   President Government and International, 1995 to 1998.

Terrence O'Donnell       58        Executive Vice President and General Counsel
                                   since 2000; Partner, Williams & Connolly, since 1992.

                                     PART II

ITEM 5.   MARKETS FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Our Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges. At December 29, 2001, there were approximately 21,000 holders of Textron Common Stock. The information on the price range of Textron's Common Stock and dividends paid per share appearing under "Common Stock Information" on page 60 of our 2001 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

     The information appearing under "Selected Financial Information" on page 61 of our 2001 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis," appearing on pages 19 through 32 of our 2001 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     "Quantitative Risks Measures," appearing on page 30 of our 2001 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated January 24, 2002, and supplementary information contained in our 2001 Annual Report to Shareholders and the Financial Statement Schedules, as listed in the Index to Financial Statements and Financial Statement Schedules attached to this Annual Report on Form 10-K, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under "Nominees for Director" and "Directors Continuing in Office" on pages 3 through 6 of the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2002, is incorporated by reference into this Annual Report on Form 10-K.

     Information regarding Textron's executive officers is included on page 15 of Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under "Report of the Organization and Compensation Committee on Executive Compensation," "Executive Compensation" and "Performance Graph" on pages 12 through 21 of the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2002, is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management," on pages 9 and 10 of the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2002, is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under "Transactions with Management" on page 20 of the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2002, is incorporated by reference into this Annual Report on Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

a)   FINANCIAL STATEMENTS AND SCHEDULES

     The consolidated financial statements, supplementary information and financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this Report.

     EXHIBITS

       2.1 Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and among Textron Inc., Collins & Aikman Corporation and Collins & Aikman Products Co., including Exhibit 1 (Certificate of Designation of the Series A Redeemable Preferred Stock, the Series B Redeemable Preferred Stock and the Series C Redeemable Preferred Stock) and Exhibit 7 (Asset Purchase Agreement dated as of August 7, 2001, as amended and restated November 30, 2001, by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc.). Incorporated by reference to Textron's Current Report on Form 8-K filed on January 4, 2002.

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

       4.2 Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to
               Exhibit 4.2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-88509)

       4.3 Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to
               Exhibit 10.1 to Textron Financial Corporation's Registration Statement on Form 10.

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

      10.2     Deferred Income Plan for Textron Key Executives.

      10.3 Special Benefits for Textron Key Executives. Incorporated by reference to Exhibit 10.4 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

      10.4 Supplemental Benefits Plan for Textron Key Executives with Market Square Profit Sharing Plan Schedule. Incorporated by reference to
               Exhibit 10.4 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

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

      10.9A Textron 1999 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

      10.9B    Amendment to 1999 Plan.

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

      10.14D Retention Award granted to Lewis B. Campbell on January 1, 2001, and revision of vesting schedule for the Retention Award granted on June 1, 1999. Incorporated by reference to Exhibit 10.14D to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

      10.14E   Amendments to Retention Awards granted to Lewis B. Campbell.

      10.15A Employment Agreement between Textron and Theodore R. French dated December 21, 2000. Incorporated by reference to Exhibit 10.15A to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

      10.15B Retention Award granted to Theodore R. French on January 1, 2001. Incorporated by reference to Exhibit 10.15B to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

      10.16 Employment Agreement between Textron and Mary L. Howell dated July 23, 1998. Incorporated by reference to Exhibit 10.5 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

      10.17 Employment Agreement between Textron and Terrence O'Donnell dated March 10, 2000. Incorporated by reference to Exhibit 10.1 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

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

      13 A portion (pages 18 through 61) of Textron's 2001 Annual Report to Shareholders.

      21 Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

      23       Consent of Independent Auditors.

      24.1     Power of attorney.

      24.2 Certified copy of a resolution of the Board of Directors of Textron.


     (b)  REPORTS ON FORM 8-K

          The following reports on Form 8-K were filed during the quarter ended December 29, 2001:

          Current reports on Form 8-K (Items 5 and 7), filed on November 9, 2001, and November 19, 2001, to file certain exhibits to a Registration Statement on Form S-3.

          Current report on Form 8-K (Item 5), filed on December 3, 2001, to report that Textron will proceed with the sale of its Automotive Trim business on revised terms.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March 2002.


                                              TEXTRON INC.
                                              Registrant


                                              By: /s/ Michael D. Cahn
                                                  ------------------------------
                                                  Michael D. Cahn
                                                  Attorney-in-fact

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 14th day of March 2002, by the following persons on behalf of the registrant and in the capacities indicated:

        NAME                                          TITLE
        ----                                          -----

         *                      Chairman, President and Chief Executive Officer,
-------------------------       Director
Lewis. B. Campbell

         *                      Director
-------------------------
H. Jesse Arnelle

         *                      Director
-------------------------
Teresa Beck

         *                      Director
-------------------------
R. Stuart Dickson

         *                      Director
-------------------------
Lawrence K. Fish


         *                      Director
-------------------------
Joe T. Ford

         *                      Director
-------------------------
Paul E. Gagne

         *                      Director
-------------------------
John D. Macomber


         *                      Director
-------------------------
Lord Powell of Bayswater KCMG


         *                      Director
-------------------------
Brian H. Rowe


         *                      Director
-------------------------
Sam F. Segnar


         *                      Director
-------------------------
Martin D. Walker


         *                      Director
-------------------------
Thomas B. Wheeler


         *                      Executive Vice President and
-------------------------       Chief Financial Officer
Theodore R. French              (principal financial officer)



        *                       Vice President and Controller
-------------------------       (principal accounting officer)
Richard L. Yates

*By: /s/ Michael D. Cahn
     ----------------------------
     Michael D. Cahn
     Attorney-in-fact

                                  TEXTRON INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   ITEM 14(a)

                                                           2001 Annual Report to
                                                              Shareholders Page
                                                           ---------------------

Report of Independent Auditors                                       33

Consolidated Statements of Income for each of the years in           34
    the three-year period ended December 29, 2001

Consolidated Balance Sheets at December 29, 2001 and                 35
    December 30, 2000

Statements of Cash Flows for each of the years in the                36
    three-year period ended December 29, 2001

Consolidated Statements of Changes in Shareholders' Equity           38
    for each of the years in the three-year period ended
    December 29, 2001

Notes to Consolidated Financial Statements                           39

Business Segment Data                                                18

Supplementary Information (Unaudited):

     Quarterly Data for 2001 and 2000                                60


All schedules are omitted because the conditions requiring the filing thereof do not exist or because the information required is included in the financial statements and notes thereto.

     EXHIBITS

       2.1 Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and among Textron Inc., Collins & Aikman Corporation and Collins & Aikman Products Co., including Exhibit 1 (Certificate of Designation of the Series A Redeemable Preferred Stock, the Series B Redeemable Preferred Stock and the Series C Redeemable Preferred Stock) and Exhibit 7 (Asset Purchase Agreement dated as of August 7, 2001, as amended and restated November 30, 2001, by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc.). Incorporated by reference to Textron's Current Report on Form 8-K filed on January 4, 2002.

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

       4.2 Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to
               Exhibit 4.2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-88509)

       4.3 Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to
               Exhibit 10.1 to Textron Financial Corporation's Registration Statement on Form 10.

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

      10.2     Deferred Income Plan for Textron Key Executives.

      10.3 Special Benefits for Textron Key Executives. Incorporated by reference to Exhibit 10.4 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

      10.4 Supplemental Benefits Plan for Textron Key Executives with Market Square Profit Sharing Plan Schedule. Incorporated by reference to
               Exhibit 10.4 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

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

      10.9A Textron 1999 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

      10.9B    Amendment to 1999 Plan.

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

      10.14D Retention Award granted to Lewis B. Campbell on January 1, 2001, and revision of vesting schedule for the Retention Award granted on June 1, 1999. Incorporated by reference to Exhibit 10.14D to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

      10.14E   Amendments to Retention Awards granted to Lewis B. Campbell.

      10.15A Employment Agreement between Textron and Theodore R. French dated December 21, 2000. Incorporated by reference to Exhibit 10.15A to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

      10.15B Retention Award granted to Theodore R. French on January 1, 2001. Incorporated by reference to Exhibit 10.15B to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

      10.16 Employment Agreement between Textron and Mary L. Howell dated July 23, 1998. Incorporated by reference to Exhibit 10.5 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

      10.17 Employment Agreement between Textron and Terrence O'Donnell dated March 10, 2000. Incorporated by reference to Exhibit 10.1 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

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

      13 A portion (pages 18 through 61) of Textron's 2001 Annual Report to Shareholders.

      21 Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

      23       Consent of Independent Auditors.

      24.1     Power of attorney.

      24.2 Certified copy of a resolution of the Board of Directors of Textron.