Form 10-K405/A
period 2001-12-29
TEXTRON INC
filed 2002-03-15
CIK 217346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] AMENDMENT N0. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                      Name of Each Exchange on
                    Title of Class                                        Which Registered
                    --------------                                    ------------------------
Common Stock - par value 12 1/2(cent)(140,033,068 shares              New York Stock Exchange
      outstanding at March 1, 2002);                                  Pacific Stock Exchange
Preferred Stock Purchase Rights                                       Chicago Stock Exchange

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

     This Amendment No. 1 to the Textron Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (the "Form 10-K") is being filed for the purpose of correcting a typographical error in the version filed electronically with the Securities and Exchange Commission. In Item 14(a) of the Form 10-K,
Exhibit 4.2 should be incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-72676) instead of to Exhibit 4.2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-88509). No other changes are being made by means of this filing.

     The registrant hereby amends Item 14 of the Form 10-K as follows:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following exhibit replaces Exhibit 4.2 in the previously filed version of this Annual Report on Form 10-K.

     EXHIBIT
     -------

       4.2 Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to
               Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-72676).

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

DATE:  March 15, 2002