Form 10-Q
period 2002-03-30
TEXTRON INC
filed 2002-05-07
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended March 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at April 27, 2002 - 139,898,000 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Condensed Consolidated Statements of Income (unaudited)
(Dollars in millions, except per share amounts)
	Three months ended
	March 30, 2002	March 31, 2001
Revenues
Manufacturing sales	$2,273	$2,869
Finance revenues	145	171
Total revenues	2,418	3,040
Costs, expenses and other
Cost of sales	1,879	2,313
Selling and administrative	330	367
Interest, net	77	122
Provision for losses on finance receivables	30	11
Special charges	10	42
Total costs, expenses and other	2,326	2,855
Income from operations before income taxes and distributions on preferred securities of subsidiary trusts	92	185
Income taxes	(29)	(66)
Distribution on preferred securities of subsidiary trusts, net of income taxes	(6)	(6)
Net income	$57	$113
Per common share:
Basic	$.41	$.80
Diluted	$.40	$.79
Average shares outstanding:
Basic	140,403,000	140,733,000
Diluted	141,961,000	142,752,000
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52
$1.40 Preferred stock, Series B	$.35	$.35
Common stock	$.325	$.325

See notes to the condensed consolidated financial statements.

3.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	March 30, 2002	December 29, 2001
Assets
Textron Manufacturing
Cash and cash equivalents	$343	$241
Commercial and U.S. Government receivables, less allowance for doubtful accounts of $55 and $54	1,147	1,149
Inventories	1,836	1,727
Due from Textron Finance	-	510
Other current assets	486	390
Total current assets	3,812	4,017
Property, plant, and equipment, less accumulated depreciation of $1,960 and $1,929	1,991	2,044
Goodwill	1,854	1,821
Intangibles, net	90	144
Other assets	1,600	1,562
Total Textron Manufacturing assets	9,347	9,588
Textron Finance
Cash	37	19
Finance receivables, net	5,614	5,492
Goodwill	205	204
Other assets	824	749
Total Textron Finance assets	6,680	6,464
Total assets	$16,027	$16,052
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$627	$673
Accounts payable	891	994
Other accrued liabilities	1,346	1,408
Total current liabilities	2,864	3,075
Accrued postretirement benefits other than pensions	619	623
Other liabilities	1,191	1,219
Long-term debt	1,280	1,261
Total Textron Manufacturing liabilities	5,954	6,178
Textron Finance
Other liabilities	370	372
Deferred income taxes	361	357
Due to Textron Manufacturing	-	510
Debt	4,949	4,188
Total Textron Finance liabilities	5,680	5,427
Total liabilities	11,634	11,605
Textron Finance - obligated mandatorily redeemable preferred securities of Finance subsidiary holding solely junior subordinated debentures	27	28
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities	485	485
Shareholders' equity
Capital stock:
Preferred stock	11	11
Common stock	25	25
Capital surplus	1,073	1,064
Retained earnings	5,841	5,829
Accumulated other comprehensive loss	(237)	(223)
	6,713	6,706
Less cost of treasury shares	2,832	2,772
Total shareholders' equity	3,881	3,934
Total liabilities and shareholders' equity	$16,027	$16,052
Common shares outstanding	140,305,000	141,251,000

See notes to the condensed consolidated financial statements.

4.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)
	Three Months Ended
	March 30, 2002	March 31, 2001
Cash flows from operating activities:
Net income	$57	$113
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	84	98
Amortization	7	29
Provision for losses on finance receivables	30	11
Special charges	10	42
Deferred income taxes	25	13
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(2)	(199)
Inventories	(112)	(190)
Other assets	(103)	(141)
Accounts payable	(129)	24
Other accrued liabilities	(74)	(52)
Other, net	-	(3)
Net cash used in operating activities	(207)	(255)
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(1,890)	(1,861)
Repaid	1,537	1,259
Proceeds on receivables sales and securitization sales	190	695
Capital expenditures	(68)	(123)
Cash used in acquisitions	-	(158)
Net proceeds from dispositions	(45)	-
Proceeds from sale of fixed assets	26	-
Other investing activities, net	(6)	4
Net cash used in investing activities	(256)	(184)
Cash flows from financing activities:
Increase in short-term debt	711	573
Proceeds from issuance of long-term debt	407	359
Principal payments and retirements on long-term debt	(438)	(494)
Proceeds from exercise of stock options	16	13
Purchases of Textron common stock	(67)	(42)
Dividends paid	(46)	(46)
Net cash provided by financing activities	583	363
Net increase (decrease) in cash and cash equivalents	120	(76)
Cash and cash equivalents at beginning of period	260	289
Cash and cash equivalents at end of period	$380	$213
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred to acquire fixed assets	$30	$-

See notes to the condensed consolidated financial statements.

5.

TEXTRON INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:     Basis of Presentation

The condensed consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 29, 2001. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at March 30, 2002, and its consolidated results of operations and cash flows for each of the respective three month periods ended March 30, 2002 and March 31, 2001. In January 2002, management responsibility for certain divisions was reorganized to reflect the sale of the Automotive Trim business in December 2001. In connection with this change, Textron has reorganized under the following new segments: Aircraft, Fastening Systems, Industrial Products, Industrial Components and Finance. All prior period data has been appropriately reclassified.

Note 2:     Inventories
(In millions)	March 30, 2002	December 29, 2001
Finished goods	$857	$719
Work in process	860	856
Raw materials	351	377
	2,068	1,952
Less progress payments and customer deposits	232	225
	$1,836	$1,727

Note 3:     Goodwill and Other Intangible Assets

On December 30, 2001, Textron adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives, and requires an annual review for impairment. Upon adoption, Textron discontinued the amortization of goodwill. Management is currently in the process of conducting the first step of the impairment reviews for all of its goodwill and expects to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of this standard. Although more analysis is necessary, a preliminary review indicates that goodwill related to Textron's telecommunication and certain industrial businesses may be impaired due to the effect of the new accounting rules which require an assessment of impairment based on the current fair value of these businesses. Textron's aggregate goodwill related to its telecommunications and these industrial businesses is approximately $400 million and $250 million, respectively. Management will begin the measurement process to determine the impairment loss in the second quarter of 2002, and in accordance with the provisions of the standard, will complete this process no later than the end of 2002.

6.

Textron also adopted the remaining provisions of SFAS No. 141, "Business Combinations" on December 30, 2001. For goodwill and intangible assets reported in connection with acquisitions made prior to July 1, 2001, these provisions broaden the criteria for recording intangible assets separate from goodwill and require that certain intangible assets that do not meet the new criteria, such as workforce, be reclassified into goodwill. Upon adoption of these provisions, intangible assets totaling $42 million, net of taxes, were reclassified into goodwill within the Industrial Products segment. Goodwill totaled $668 million in Industrial Products, $469 million in Fastening Systems, $395 million in Industrial Components, $322 million in Aircraft and $205 million in Finance at March 30, 2002.

Intangible assets as of March 30, 2002 are comprised of the following:

(in millions)	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Trademarks	$61	$3
Patents	17	4
Non-compete	11	5
Other	14	1
	$103	$13

Amortization expense for the three months ended March 30, 2002 totaled $3 million and is expected to be approximately $10 million, $9 million, $6 million, $6 million and $4 million for fiscal years 2002, 2003, 2004, 2005 and 2006, respectively.

The pro forma impact of discontinuing the amortization of goodwill is presented below:

	Three months ended
(in millions, except per share data)	March 30, 2002	March 31, 2001

Reported net income	$57	$113
Add back: amortization, net of taxes	-	22
Adjusted net income	$57	$135

Basic earnings per share:
Reported earnings per share - basic	$.41	$.80
Add back: amortization, net of taxes	-	.16
Adjusted earnings per share - basic	$.41	$.96

Diluted earnings per share:
Reported earnings per share - diluted	$.40	$.79
Add back: amortization, net of taxes	-	.15
Adjusted earnings per share - diluted	$.40	$.94

7.
Note 4:	Textron Finance-Obligated Mandatorily Redeemable Preferred Securities of Finance Subsidiary Holding Solely Junior Subordinated Debentures

Litchfield Financial Corporation (Litchfield, a subsidiary of Textron Financial Corporation) was acquired by Textron Financial Corporation during 1999. Prior to the acquisition, a trust sponsored and wholly-owned by Litchfield issued $26 million of Series A Preferred Securities to the public. The trust subsequently invested the proceeds in $26 million aggregate principal amount of Litchfield's newly issued 10% Series A Junior Subordinated Debentures, due 2029. The debentures are the sole asset of the trust. The preferred securities were recorded by Textron Financial Corporation at the fair value of $29 million as of the acquisition date. The amounts due to the trust under the debentures and the related income statement amounts have been eliminated in Textron's consolidated financial statements.

The preferred securities accrue and pay cash distributions quarterly at a rate of 10% per annum. The trust's obligation under the preferred securities are fully and unconditionally guaranteed by Litchfield. The trust will redeem all of the outstanding preferred securities when the debentures are paid at maturity on June 30, 2029, or otherwise become due. Litchfield will have the right to redeem 100% of the principal plus accrued and unpaid interest on or after June 30, 2004. As a result of its acquisition of Litchfield, Textron Financial Corporation has agreed to make payments to the holders of the Preferred Securities, when due, to the extent not paid by or on behalf of the trust or subsidiary.

Note 5:	Textron-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Textron Junior Subordinated Debt Securities

In 1996, a trust sponsored and wholly-owned by Textron issued preferred securities to the public (for $500 million) and shares of its common securities to Textron (for $15.5 million), the proceeds of which were invested by the trust in $515.5 million aggregate principal amount of Textron's newly issued 7.92% Junior Subordinated Deferrable Interest Debentures, due 2045. The debentures are the sole asset of the trust and are callable at Textron's sole discretion. The proceeds from the issuance of the debentures were used by Textron for the repayment of long-term borrowings and for general corporate purposes. The amounts due to the trust under the debentures and the related income statement amounts have been eliminated in Textron's consolidated financial statements.

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

8.

Note 6:     Contingencies

Textron is subject to legal proceedings and other claims arising out of the conduct of Textron's business, including proceedings and claims relating to private transactions, government contracts, production partners, product liability, employment, and environmental, safety and health matters. Some of these legal proceedings and claims seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in Textron's suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, Textron believes that these proceedings and claims will not have a material effect on Textron's financial position or results of operations.

Note 7:      Accumulated Other Comprehensive Loss and Comprehensive Income

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	Three Months Ended
(In millions)	March 30, 2002	March 31, 2001
Beginning of period	$(223)	$(172)
Currency translation adjustment	(15)	(41)
Transition adjustment due to change in accounting for derivative instruments and hedging activities	-	(15)
Net deferred gain (loss) on hedge contracts	9	(2)
Pension liability adjustment	(4)	-
Reclassification adjustment for realized losses in net income	-	3
Termination of hedge contracts	-	10
Net unrealized losses on securities	(4)	(3)
Other comprehensive loss	(14)	(48)
End of period	$(237)	$(220)

Comprehensive income is summarized below:

	Three Months Ended
(In millions)	March 30, 2002	March 31, 2001
Net income	$57	$113
Other comprehensive loss	(14)	(48)
Comprehensive income	$43	$65

9.

Note 8:     Earnings per Share

The dilutive effect of convertible preferred shares and stock options was 1,558,000 and 2,019,000 shares for the three month periods ending March 30, 2002 and March 31, 2001, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 9:     Special Charges

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. The program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and streamlining of sales and administrative overhead.

During 2001, Textron committed to expanded restructuring activities primarily within the Fastening Systems and Industrial Products segments. These additional restructuring activities include a further workforce reduction of approximately 1,900 which should be substantially completed by the end of 2002.

In the first quarter of 2002 and 2001, Textron recorded restructuring costs of $10 million and $39 million, respectively, in special charges. In 2002, these restructuring costs included $8 million of severance and related benefits and certain other exit costs ($4 million in Aircraft and $4 million in Fastening Systems) and $2 million for fixed asset impairment charges, primarily in Industrial Products. In 2001, restructuring costs included $29 million of severance and related benefits and certain other exit costs ($16 million in Industrial Components, $8 million in Fastening Systems and $5 million in Industrial Products) and $10 million for fixed asset impairment charges ($8 million in Fastening Systems and $2 million in Industrial Components).

Under this restructuring program, excluding Automotive Trim, Textron has reduced its workforce by approximately 5,400 employees through March 30, 2002 and has closed 53 facilities, including 24 manufacturing plants. Textron expects a total reduction of approximately 7,300 employees, excluding Automotive Trim, representing approximately 12% of Textron's global workforce since the restructuring was first announced.

10.

Restructuring costs and related asset impairment charges recorded in earnings have been included in special charges on the consolidated statement of income. An analysis of Textron's special charges for restructuring and related reserve accounts is summarized below:

(In millions)	Asset Impairments	Severance Costs	Facilities & Other	Total
Balance December 29, 2001	$-	$31	$3	$34
Additions	2	6	2	10
Utilized	(2)	(12)	(1)	(15)
Balance March 30, 2002	$-	$25	$4	$29

The specific restructuring measures and associated estimated costs are based on Textron's best judgment under prevailing circumstances. Textron believes that the restructuring reserve balance of $29 million is adequate to carry out the restructuring activities formally identified and committed to as of March 30, 2002 and anticipates that all actions related to these liabilities will be completed within a twelve-month period.

Textron also incurred costs related to the restructuring of $4 million and $3 million for the three-month periods ended March 30, 2002 and March 31, 2001, respectively, that have not been included in special charges. These expenses consist of costs for outsourcing certain operations in the Aircraft segment, plant rearrangement, machinery and equipment relocation, employee replacement and relocation costs, and are included in segment profit.

In addition to the restructuring costs discussed above, Textron recorded a $3 million impairment charge in the first quarter of 2001 related to the Company's e-business investment securities.

Note 10:     Financial Information by Borrowing Group

Textron's financings are conducted through two borrowing groups, Textron Finance and Textron Manufacturing. This framework is designed to enhance Textron's borrowing power by separating the Finance segment, which is a borrowing unit of a specialized business nature. Textron Finance consists of Textron Financial Corporation consolidated with its subsidiaries, which are the entities through which Textron operates its Finance segment. Textron Finance's operations are financed primarily by borrowing from its own group of external creditors. Textron Manufacturing is Textron Inc., the parent company, consolidated with the entities that operate in the Aircraft, Fastening Systems, Industrial Products and Industrial Components business segments.

11.

Note 10:     Financial Information by Borrowing Group (continued)

Textron Manufacturing
(Unaudited) (In millions)

	Three Months Ended
Condensed Statements of Cash Flows	March 30, 2002	March 31, 2001
Cash flows from operating activities:
Net income	$57	$113
Adjustments to reconcile net income to net cash used in operating activities:
Earnings of Textron Finance less than (greater than) distributions to Textron Manufacturing	41	(13)
Depreciation	77	93
Amortization	4	25
Special charges	10	42
Deferred income taxes	21	7
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(2)	(199)
Inventories	(112)	(190)
Other assets	(115)	(118)
Accounts payable	(104)	(19)
Other accrued liabilities	(66)	(42)
Other, net	8	4
Net cash used in operating activities	(181)	(297)
Cash flows from investing activities:
Capital expenditures	(61)	(120)
Cash used in acquisitions	-	(158)
Net proceeds from dispositions	(45)	-
Proceeds from sale of fixed assets	24	-
Due from Textron Finance	510	-
Other investing activities, net	-	1
Net cash provided (used) in investing activities	428	(277)
Cash flows from financing activities:
Increase (decrease) in short-term debt	(45)	597
Proceeds from issuance of long-term debt	-	2
Principal payments and retirements on long-term debt	(1)	(25)
Proceeds from exercise of stock options	16	13
Purchases of Textron common stock	(67)	(42)
Dividends paid	(46)	(46)
Contributions paid to Textron Finance	(2)	(2)
Net cash (used) provided by financing activities	(145)	497
Net increase (decrease) in cash and cash equivalents	102	(77)
Cash and cash equivalents at beginning of period	241	282
Cash and cash equivalents at end of period	$343	$205
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred to acquire fixed assets	$30	$-

12.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TEXTRON INC.
Revenues and Income by Business Segment
(In millions)

	Three Months Ended
	March 30, 2002	March 31, 2001
REVENUES
MANUFACTURING:
Aircraft	$1,047	$1,022
Fastening Systems	396	466
Industrial Products	468	549
Industrial Components	362	832
	2,273	2,869
FINANCE	145	171
Total revenues	$2,418	$3,040
SEGMENT OPERATING PROFIT*
MANUFACTURING:
Aircraft	$79	$107
Fastening Systems	8	42
Industrial Products	30	60
Industrial Components	22	79
	139	288
FINANCE	22	49
Segment profit	161	337
Special charges	(10)	(42)
Segment operating income	151	295
Goodwill amortization**	-	(24)
Corporate expenses and other, net	(29)	(42)
Interest expense, net	(30)	(44)
Income from operations before income taxes and distributions on preferred securities of subsidiary trusts	$92	$185

*Segment profit represents a measurement used by Textron to evaluate operating performance. Segment profit for manufacturing segments does not include interest, certain corporate expenses, special charges and gains and losses from the disposition of significant business units. The measurement for the Finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust, and excludes special charges.

 **Pursuant to SFAS No. 142, beginning on December 30, 2001, goodwill is no longer amortized. To reflect the adoption of this statement and the fact that the Company does not include amortization of goodwill in its internal evaluation of segment performance, the Company has recast its segment data for comparability by reclassifying goodwill amortization out of segment profit in prior periods.

13.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                        OPERATIONS  (continued)

Results of operations - Three months ended March 30, 2002 vs. Three months ended March 31, 2001

Revenues decreased to $2.4 billion in the first quarter 2002 from $3.0 billion in the first quarter 2001, primarily due to the divestitures of Automotive Trim (Trim), Turbine Engine Components Textron (TECT) and a number of other businesses and soft sales across most of Textron's segments, partially offset by higher sales in the Aircraft segment. Net income was $57 million in the first quarter 2002, compared to $113 million in the first quarter 2001. Diluted earnings per share were $0.40 in the first quarter 2002 compared to $0.79 in the first quarter 2001.

In January 2002, Textron reorganized management responsibility for several divisions which were previously reported in the Automotive and Industrial Products segments into the newly created Industrial Components segment. The Industrial Components segment includes the Fluid and Power divisions, the former Automotive divisions and TECT. In addition, management responsibility for Textron Lycoming was transferred to the Aircraft segment.

Effective December 30, 2001, Textron adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". Under this statement, goodwill and certain assets with indefinite lives are no longer amortized and must be tested for impairment annually. Textron also adopted the remaining provisions of SFAS No. 141, "Business Combinations", on December 30, 2001, which requires intangible assets that do not meet the new criteria set by this statement to be classified as goodwill upon adoption. Amortization will continue to be recorded on other intangible assets not classified as goodwill. In the first quarter 2001, pro forma net income excluding amortization of goodwill was $135 million, or $0.94 per diluted share. To reflect the adoption of SFAS No. 142 and the fact that the Company does not include amortization of goodwill in its internal evaluation of segment performance, the Company has recast its segment data for comparability by reclassifying goodwill amortization from segment profit in prior periods.

Segment profit of $161 million in the first quarter 2002 decreased from $337 million in the first quarter 2001 primarily due to the divestitures of Trim and TECT and the lower sales volumes, partially offset by the benefit of restructuring activities.

Textron anticipates its primary markets will remain sluggish under the current economic conditions. To strengthen operating efficiencies and better align its operations with current economic and market conditions in its manufacturing businesses, Textron expects to continue to incur restructuring charges from its previously announced program throughout 2002.

The Aircraft segment's revenues increased $25 million, while profit decreased $28 million.

  Cessna's revenues increased $56 million primarily due to a shift to higher priced aircraft models and higher pricing on Citation business jets, higher used aircraft sales volume and increased spare part and service revenue. This was partially offset by lower sales of single engine piston aircraft that have been affected by the weak economy. Profit increased as a result of the higher revenues for business jets, partially offset by a write-down of used aircraft inventory to reflect lower prices in the current weak used aircraft market.

14.

  Textron Lycoming's revenues decreased $10 million as a result of lower OEM volumes of piston aircraft engines. Profit decreased primarily due to lower volume and a higher warranty reserve.

  Bell Helicopter's revenues decreased $21 million primarily due to lower foreign military sales, lower commercial aircraft sales and lower sales of kits used to modernize older model Huey helicopters. These decreases were partially offset by higher revenue on the V-22 program and higher spare part and service revenue. Bell's profit decreased primarily due to increased reserves for international receivables, an unfavorable mix of commercial sales, lower margins on the V-22 contract, the lower sales of Huey kits and the lower foreign military sales, and lower income from a joint venture partner related to the BA609 commercial tiltrotor program. These decreases were partially offset by the lower product development expense primarily related to the BA609 program and the benefit of higher spare part and service revenue.

As authorized by an Acquisition Decision Memorandum signed by the Department of Defense in December 2001, the V-22 program continues to proceed at low-rate production levels. Under the low-rate production, Textron continues to manufacture aircraft which will subsequently be modified for engineering changes required by the Department of Defense. Management expects to finalize contracts by June 2002 for the next two lots which include twenty aircraft. Under the current schedule, the V-22 is scheduled to return to flight in the second quarter of 2002 for extensive flight testing which is a prerequisite for returning to operational use.

The delays experienced in the V-22 program have also slowed the development and certification of the BA609 civil tiltrotor aircraft. Management believes that the V-22 should lead tiltrotor technology into the marketplace and is currently working with its joint venture partner, suppliers and customers in the BA609 program to adjust the planned program arrangements and schedule for these delays.

Textron's H-1 program involves a major upgrade to remanufacture certain U.S. Marine Corp helicopters to an advanced configuration featuring common avionics and flight dynamics. After some prototype design issues were encountered, Textron has re-estimated the projected cost for the remainder of the program and has submitted the re-baselined program to the Government for approval. During the first quarter of 2002, a modification agreement was reached for the H-1 program which establishes a new budget baseline. On May 2, 2002, this program was certified by the Department of Defense in accordance with the Nunn-McCurdy Act.

The Fastening Systems segment's revenues and profit decreased $70 million and $34 million, respectively. The revenue decrease was primarily due to lower volumes, the unfavorable impact of foreign exchange in its European operations and customer price reductions. Profit decreased primarily due to the lower sales, manufacturing inefficiencies associated with smaller production lots and customer price reductions, partially offset by the benefit of restructuring and other cost reduction activities.

15.

The Industrial Products segment's revenues and profit decreased $81 million and $30 million, respectively. Revenues decreased in most of the segment's businesses primarily due to depressed markets and the divestiture of non-core product lines during 2001, partially offset by higher revenues in the aerospace and defense business. Profit decreased primarily due to the lower volumes and an increase in reserves for receivables, partially offset by the benefit of restructuring activities.

The Industrial Components segment's revenues and profit decreased $470 million and $57 million, respectively. The divestitures of Trim and TECT as well as several small product lines in 2001 contributed $439 million and $38 million to the decreases in revenues and profit, respectively. Excluding the divestitures, revenues decreased $31 million and profit decreased $19 million. Revenues decreased primarily due to depressed market demand, the unfavorable impact of foreign exchange and lower pricing. Profit decreased primarily due to the decline in volume and lower pricing, partially offset by the benefit of restructuring activities.

The Finance segment's revenues and profit decreased $26 million and $27 million, respectively. Revenues decreased due to a lower average yield reflecting the lower interest rate environment, partially offset by higher pricing and higher fee income. Profit decreased primarily due to a higher provision for losses and higher operating expenses, partially offset by the higher interest margin. The increase in the provision for losses reflects higher net charge-offs and an increase in the allowance for losses reflecting the growth in nonperforming assets primarily related to increases in syndicated bank loans in the structured capital group, media finance in the specialty finance group and the highly collateralized aircraft finance group, partially offset by decreases in other portfolios. Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets. Higher operating expenses were primarily related to growth in managed receivables, higher expenses in service-related operations and higher legal and collection expenses.

Special charges and other costs related to restructuring for the first quarter 2002 were $10 million and $4 million, respectively, compared to $42 million and $3 million, respectively, in the first quarter 2001. Special charges in the first quarter 2002 included $8 million in restructuring expense and $2 million in fixed asset impairment write-downs. In the first quarter 2001, special charges included $29 million in restructuring expense, $10 million in fixed asset impairment write-downs and a $3 million write-down of e-business investments.

Textron's restructuring program continues to strengthen operating efficiencies and improve the alignment of the company's operations with current economic and market conditions. In the first quarter 2002, restructuring expenses of $8 million associated with reducing overhead, and closing, consolidating and downsizing manufacturing facilities were incurred in Aircraft ($4 million) and Fastening Systems ($4 million). In conjunction with its restructuring efforts, Textron recorded write-downs for fixed asset impairment of $2 million primarily in Industrial Products.

In the first quarter 2001, restructuring expenses of $29 million associated with reducing overhead and closing, consolidating and downsizing manufacturing facilities were incurred in Industrial Components ($16 million), Fastening Systems ($8 million) and Industrial Products ($5 million). In conjunction with these restructuring efforts, Textron recorded fixed asset impairment write-downs of $10 million in Fastening Systems ($8 million) and Industrial Components ($2 million).

16.

Under the restructuring program, exclusive of Trim, Textron has reduced its workforce by approximately 5,400 employees through March 30, 2002, including approximately 1,800 in Industrial Products, 1,800 in Fastening Systems, 900 in Industrial Components, 700 in Aircraft and 200 in Finance and Corporate. An additional workforce reduction of approximately 1,900 should be substantially completed by the end of 2002. Textron expects a total reduction of approximately 7,300 employees, excluding Trim, representing approximately 12% of its global workforce since the restructuring was first announced. Through the consolidations, Textron is closing 65 facilities, including 31 manufacturing plants representing over 2.2 million square feet of manufacturing floor space. As of March 30, 2002, 53 facilities, including 24 manufacturing plants, have been closed primarily in the Industrial Products, Industrial Components and Fastening Systems segments.

Textron expects to incur total special charges and costs related to restructuring, excluding goodwill and e-business write-downs and Trim, of approximately $325 million, of which $162 million has been incurred as of March 30, 2002. Restructuring savings were $53 million for the first quarter 2002 and are expected to be at least $225 million in 2002 and $250 million in 2003.

Corporate expenses and other, net decreased $13 million, primarily due to a favorable adjustment to incentive compensation accruals and royalty income in 2002 related to the Trim divestiture.

Interest expense, net - decreased $14 million due to a lower level of average debt primarily as a result of the pay down of debt with the proceeds from the Trim divestiture and the benefit of a lower interest rate environment.

Income Taxes - The effective tax rate for the first quarter 2002 was 31.5% compared to 35.2% in the first quarter 2001. The decrease is primarily due to the elimination of goodwill amortization under SFAS No. 142, which is primarily a non-tax deductible expense, and a favorable change in the tax law related to the deductibility of dividends paid on company stock held by an employee stock ownership plan. These were partially offset by decreases in the tax benefits related to export sales and R&D credits.

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 11, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $55 million and $15 million during the first quarter of 2002 and 2001, respectively. Dividend payments to shareholders for the first quarter of 2002 and 2001 amounted to $46 million.

Textron Manufacturing's debt (net of cash) to total capital ratio was 26% at March 30, 2002 down from 28% at year end. This ratio is consistent with Textron Manufacturing's financial target of a debt to capital ratio in the high 20% range.

17.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. As of March 30, 2002, Textron Manufacturing had $1.6 billion in primary committed credit facilities. These primary facilities were undrawn at March 30, 2002, and unused lines of credit not reserved as support for commercial paper were $1.561 billion. Effective April 1, 2002, Textron Manufacturing entered into a new primary revolving credit facility for $1.5 billion, of which $500 million will expire in April 2003 and $1 billion will expire in 2007. Under this revised facility, Textron Manufacturing has retained substantially the same financial covenants, but is no longer subject to a material adverse condition clause at every borrowing. Textron Finance has bank line of credit agreements of $1.5 billion, of which $500 million will expire in 2002 and $1 billion will expire in 2006. None of these lines of credit were used at March 30, 2002. Unused lines of credit not reserved as support for commercial paper were $89 million at March 30, 2002 compared to $875 million at December 29, 2001. The decrease in Textron Finance's unused lines of credit is attributable to the paydown and termination of the short-term revolving note agreement with Textron Manufacturing. While the $500 million facility includes a one year term out option, Textron Finance expects to negotiate and extend the maturity of the facility in 2002.

Under a shelf registration statement filed with the SEC, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion. In the first quarter of 2002, Textron Finance issued $249 million of fixed-rate notes and $158 million of floating-rate notes under this facility that mature in 2003 through 2007. The proceeds from the issuances were used to refinance maturing commercial paper and long-term debt at par. At March 30, 2002, Textron Finance had $2.6 billion available under this facility and Textron Manufacturing had $1.2 billion available under its existing shelf registration statement filed with the SEC.

During the first quarter of 2002, Textron Finance received proceeds from securitizations of $132 million of small business finance receivables (on a revolving basis), $38 million of captive golf and turf finance receivables, $10 million of resort receivables and $5 million of land finance receivables. These securitizations provided Textron Finance with an alternate source of funding while maintaining desired debt-to-capital ratios. Textron Finance used the proceeds from the securitizations to retire commercial paper. In connection with these securitizations, Textron Finance is obligated to repurchase a certain class of loans within a $175 million revolving securitization conduit if Textron Finance's credit rating drops below BBB. Such loans amounted to $33 million at March 30, 2002. Textron Finance anticipates that it will enter into additional securitization transactions during the remainder of 2002.

During the fourth quarter of 2001, certain of Textron's commercial paper and long-term debt credit ratings were downgraded by one of the three rating agencies that rate Textron's credit facilities. Although Textron's borrowing spreads have increased as a result of the downgrades, Textron has continued to have access to the commercial paper, long-term debt and securitization markets. Further downgrades in Textron's ratings could increase borrowing spreads or limit its access to the commercial paper, long-term debt and securitization markets. In addition, Textron's revolving bank line of credit agreements contain certain financial covenants with which Textron must comply in order to maintain its ability to borrow under the facilities. Textron was in full compliance with such covenants at March 30, 2002. Textron believes that it has adequate credit facilities and access to credit markets to meet its long-term financing needs.

18.

Under its Board authorized share repurchase program, Textron repurchased 1,452,500 shares of common stock during the first quarter of 2002 at an aggregate cost of $61 million. Textron used $67 million in cash to purchase its common stock during the quarter. Textron utilized the proceeds of the sale of the Automotive Trim business for these repurchases.

Management believes that Textron will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations will continue to be more than sufficient to meet its operating needs and to finance growth.

Forward-looking Information: Certain statements in this release and other oral and written statements made by Textron from time to time, are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans (b) changes in worldwide economic and political conditions that impact interest and foreign exchange rates, (c) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers, (d) government funding and program approvals affecting products being developed or sold under government programs, (e) cost and delivery performance under various program and development contracts, (f) successful implementation of supply chain and other cost-reduction programs, (g) the timing of certifications of new aircraft products, (h) the occurrence of further downturns in customer markets to which Textron products are sold or supplied, (i) Textron's ability to offset, through cost reductions, raw material price increases and pricing pressure brought by original equipment manufacturer customers and (j) Textron Financial's ability to maintain credit quality and control costs.

19.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in Textron's exposure to market risk during the first quarter of 2002. For discussion of Textron's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in Textron's Annual Report incorporated by reference in Form 10-K for the calendar year 2001.

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

On April 26, 2002, a lawsuit was filed in the United States District Court in Rhode Island on behalf of Joel Rosen, who claims to be a Textron shareholder, suing on his own behalf and on behalf of a proposed class of Textron shareholders, against Textron and certain present and former officers of Textron and Bell Helicopter. The lawsuit alleges that the defendants violated antifraud provisions of the federal securities laws by making material misrepresentations or omissions between October 19, 2000 and September 26, 2001, in connection with Bell Helicopter's V-22 and H-1 programs. The plaintiff seeks unspecified compensatory damages. Textron believes this lawsuit is without merit and intends to defend it vigorously.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 4, 2002, Textron issued 12,003 shares of its common stock to Theodore R. French, its Executive Vice President and Chief Financial Officer, pursuant to a Retention Award previously granted to Mr. French. The issuance of these shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits

	10.1	Restricted Stock Equivalent Award granted to John Butler on January 15, 2002

	10.2	Restricted Stock Equivalent Award granted to Mary L. Howell on January 15, 2002

	10.3	Restricted Stock Equivalent Award granted to Terrence O'Donnell on January 15, 2002

	10.4	5-Year Credit Agreement dated as of April 1, 2002

	10.5	364-Day Credit Agreement dated as of April 1, 2002

	12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing

20.
	12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries

NOTE

Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

(b)	Reports on Form 8-K

On January 4, 2002, Textron filed a Current Report on Form 8-K (Items 2 and 7), reporting the completion of the sale of its Automotive Trim business to Collins & Aikman Products Co. and providing pro forma financial information illustrating the estimated effects of the sale.

21.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	May 7, 2002	s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit

10.1	Restricted Stock Equivalent Award granted to John Butler on January 15, 2002

10.2	Restricted Stock Equivalent Award granted to Mary L. Howell on January 15, 2002

10.3	Restricted Stock Equivalent Award granted to Terrence O'Donnell on January 15, 2002

10.4	5-Year Credit Agreement dated as of April 1, 2002

10.5	364-Day Credit Agreement dated as of April 1, 2002

12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing

12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries