Form 10-Q
period 2002-06-29
TEXTRON INC
filed 2002-08-12
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended June 29, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at July 27, 2002 - 138,121,000 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Condensed Consolidated Statements of Income (unaudited)
(Dollars in millions, except per share amounts)
	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30 2001
Revenues
Manufacturing revenues	$2,676	$3,124	$4,949	$5,993
Finance revenues	148	164	293	335
Total revenues	2,824	3,288	5,242	6,328
Costs, expenses and other
Cost of sales	2,175	2,524	4,054	4,837
Selling and administrative	375	402	705	769
Interest, net	73	110	150	232
Provision for losses on finance receivables	25	12	55	23
Special charges	26	35	36	77
Gain on sale of division	(25)	-	(25)	-
Total costs, expenses and other	2,649	3,083	4,975	5,938
Income from operations before income taxes and distributions on preferred securities of subsidiary trusts	175	205	267	390
Income taxes	(63)	(72)	(92)	(138)
Distribution on preferred securities of subsidiary trusts, net of income taxes	(7)	(7)	(13)	(13)
Income before cumulative effect of change in accounting principle	105	126	162	239
Cumulative effect of change in accounting principle, net of income taxes	-	-	(488)	-
Net income (loss)	$105	$126	$(326)	$239
Per common share:
Basic:
Income from operations	$.75	$.89	$1.16	$1.69
Cumulative effect of change in accounting principle, net of income taxes	-	-	(3.49)	-
Net income (loss)	$.75	$.89	$(2.33)	$1.69
Diluted:
Income from operations	$.74	$.88	$1.14	$1.67
Cumulative effect of change in accounting principle, net of income taxes	-	-	(3.44)	-
Net income (loss)	$.74	$.88	$(2.30)	$1.67
Average shares outstanding:
Basic	139,486,000	141,055,000	139,893,000	140,891,000
Diluted	141,599,000	143,411,000	141,682,000	143,060,000
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.04	$1.04
$1.40 Preferred stock, Series B	$.35	$.35	$.70	$.70
Common stock	$.325	$.325	$.65	$.65

See notes to the condensed consolidated financial statements.

3.

Item 1.   FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	June 29, 2002	December 29, 2001
Assets
Textron Manufacturing
Cash and cash equivalents	$595	$241
Commercial and U.S. Government receivables, less allowance for doubtful accounts of $58 and $54	1,293	1,149
Inventories	1,779	1,727
Due from Textron Finance	-	510
Other current assets	437	390
Total current assets	4,104	4,017
Property, plant, and equipment, less accumulated depreciation of $2,067 and $1,929	2,014	2,044
Goodwill	1,355	1,821
Intangibles, net	87	144
Other assets	1,637	1,562
Total Textron Manufacturing assets	9,197	9,588
Textron Finance
Cash	21	19
Finance receivables, net	5,836	5,492
Goodwill	180	204
Other assets	758	749
Total Textron Finance assets	6,795	6,464
Total assets	$15,992	$16,052
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$537	$673
Accounts payable	974	994
Other accrued liabilities	1,322	1,408
Total current liabilities	2,833	3,075
Accrued postretirement benefits other than pensions	615	623
Other liabilities	1,150	1,219
Long-term debt	1,671	1,261
Total Textron Manufacturing liabilities	6,269	6,178
Textron Finance
Other liabilities	377	372
Deferred income taxes	383	357
Due to Textron Manufacturing	-	510
Debt	5,037	4,188
Total Textron Finance liabilities	5,797	5,427
Total liabilities	12,066	11,605
Textron Finance - obligated mandatorily redeemable preferred securities of Finance subsidiary holding solely junior subordinated debentures	27	28
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities	485	485
Shareholders' equity
Capital stock:
Preferred stock	11	11
Common stock	25	25
Capital surplus	1,076	1,064
Retained earnings	5,413	5,829
Accumulated other comprehensive loss	(180)	(223)
	6,345	6,706
Less cost of treasury shares	2,931	2,772
Total shareholders' equity	3,414	3,934
Total liabilities and shareholders' equity	$15,992	$16,052
Common shares outstanding	138,301,000	141,251,000

See notes to condensed consolidated financial statements.

4.

Item 1.   FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)
	Six Months Ended
	June 29, 2002	June 30, 2001
Cash flows from operating activities:
Net (loss) income	$(326)	$239
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle, net of income taxes	488	-
Depreciation	159	203
Amortization	15	59
Special charges	36	77
Provision for losses on finance receivables	55	23
Deferred income taxes	16	26
Gain on sale of division	(25)	-
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(142)	(204)
Inventories	(52)	(210)
Other assets	(92)	(153)
Accounts payable	(57)	(35)
Other accrued liabilities	(38)	(55)
Other, net	8	9
Net cash provided (used) by operating activities	45	(21)
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(4,301)	(3,655)
Repaid	3,633	2,790
Proceeds from receivable sales and securitization sales	356	818
Cash used in acquisitions	-	(550)
Capital expenditures	(146)	(273)
Net proceeds from disposition	39	-
Proceeds from sale of fixed assets	26	11
Other investing activities, net	25	1
Net cash used by investing activities	(368)	(858)
Cash flows from financing activities:
Increase in short-term debt	149	1,041
Proceeds from issuance of long-term debt	1,596	611
Principal payments and retirements on long-term debt	(784)	(706)
Proceeds from exercise of stock options	19	21
Purchases of Textron common stock	(164)	(42)
Dividends paid	(137)	(92)
Net cash provided by financing activities	679	833
Net increase (decrease) in cash and cash equivalents	356	(46)
Cash and cash equivalents at beginning of period	260	289
Cash and cash equivalents at end of period	$616	$243
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred to finance future construction	$79	$-
Capital expenditures financed through capital leases	$9	$-

See notes to condensed consolidated financial statements.

5.

Item 1.   FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 29, 2001. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at June 29, 2002, and its consolidated results of operations and cash flows for each of the respective three and six month periods ended June 29, 2002 and June 30, 2001. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In January 2002, management responsibility for certain divisions was reorganized to reflect the sale of the Automotive Trim business in December 2001. In connection with this change, Textron has reorganized under the following new segments: Aircraft, Fastening Systems, Industrial Products, Industrial Components and Finance. All prior period data has been appropriately reclassified.

Textron accounts for its interest in unconsolidated joint ventures and subsidiaries under the equity method of accounting. For the three and six month periods ended June 29, 2002, Textron's equity in income (loss) from unconsolidated joint ventures and subsidiaries totaled $(2) million and $(3) million, respectively. For the three and six month periods ended June 30, 2001, Textron's equity in income (loss) from unconsolidated joint ventures and subsidiaries totaled $(4) million and $(7) million, respectively.

Note 2. Inventories
(In millions)	June 29, 2002	December 29, 2001
Finished goods	$856	$719
Work in process	802	856
Raw materials	335	377
	1,993	1,952
Less progress payments and customer deposits	214	225
	$1,779	$1,727

Note 3. Goodwill and Other Intangible Assets

On December 30, 2001, Textron adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives, and requires an annual review for impairment. Upon adoption, Textron discontinued the amortization of goodwill. Goodwill amortization expense for the three and six months ended June 30, 2001 was $22 million and $44 million, respectively, net of income taxes.

Under SFAS No. 142, Textron was required to test all existing goodwill for impairment as of December 30, 2001, on a "reporting unit" basis. The reporting unit represents the operating segment unless, at businesses one level below that operating segment (a "component"), discrete financial information is prepared and is reviewed by segment management, in which case such component is the reporting unit. In certain instances, components of an operating segment have been aggregated and deemed a single reporting unit based on similar economic characteristics of the components. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values were primarily established using a discounted cash flow methodology. When available, comparative market multiples were used to corroborate discounted cash flow results.

6.

As a result of this impairment review of goodwill, Textron recorded an after-tax transitional impairment charge of $488 million ($561 million, pre-tax), which is reported in the caption "Cumulative effect of change in accounting principle, net of income taxes". The after-tax impairment charge relates to the following segments: $274 million in Industrial Products; $111 million in Industrial Components; $88 million in Fastening Systems; and $15 million in Finance. For Industrial Products, the primary factor resulting in the impairment charge was the difficult economic environment in the telecommunication industry which has experienced a significant decline in demand. This decline has resulted in lower sales and operating margins than originally anticipated with the acquisitions of InteSys and Tempo businesses. For Industrial Components and Fastening Systems, the primary factor was the decline in demand in certain industries in which these segments operate due to the economic slowdown. The Finance segment's impairment charge is in its franchise finance division and is primarily the result of decreasing loan volumes and an unfavorable securitization market. No impairment charge was appropriate for these segments under the previous goodwill impairment accounting standard, which Textron applied based on undiscounted cash flows.

A summary of changes in goodwill during the six months ended June 29, 2002 is as follows:

(In millions)	Balance December 29, 2001	Reclassification of Intangible Assets	Transitional Impairment Charge	Foreign Currency Translation	Balance June 29, 2002
Aircraft	$322	$-	$-	$-	$322
Fastening Systems	473	-	(100)	12	385
Industrial Products	646	42	(326)	1	363
Industrial Components	380	-	(111)	16	285
Finance	204	-	(24)	-	180
Total	$2,025	$42	$(561)	$29	$1,535

Textron also adopted the remaining provisions of SFAS No. 141, "Business Combinations" on December 30, 2001. For goodwill and intangible assets reported in connection with acquisitions made prior to July 1, 2001, these provisions broaden the criteria for recording intangible assets separate from goodwill and require that certain intangible assets that do not meet the new criteria, such as assembled workforce and customer base, be reclassified into goodwill. Upon adoption of these provisions, intangible assets totaling $42 million, net of related deferred taxes, were reclassified into goodwill within the Industrial Products segment.

7.

The effect on earnings of the transitional impairment charge and of excluding goodwill amortization expense is presented below:

	Three months ended		Six months ended
(In millions, except per share data)	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Reported income before cumulative effect of change in accounting principle	$105	$126	$162	$239
Add back: amortization, net of income taxes	-	22	-	44
Adjusted net earnings before cumulative effect of change in accounting principle	105	148	162	283
Cumulative effect of change in accounting principle, net of income taxes	-	-	(488)	-
Adjusted net income (loss)	$105	$148	$(326)	$283

Basic earnings per share:
Reported earnings per share before cumulative effect of change in accounting principle	$.75	$.89	$1.16	$1.69
Add back: amortization, net of income taxes	-	.16	-	.32
Adjusted net earnings before cumulative effect of change in accounting principle	.75	1.05	1.16	2.01
Cumulative effect of change in accounting principle, net of income taxes	-	-	(3.49)	-
Adjusted earnings (loss) per share - basic	$.75	$1.05	$(2.33)	$2.01

Diluted earnings per share:
Reported earnings per share before cumulative effect of change in accounting principle	$.74	$.88	$1.14	$1.67
Add back: amortization, net of income taxes	-	.16	-	.31
Adjusted net earnings before cumulative effect of change in accounting principle	.74	1.04	1.14	1.98
Cumulative effect of change in accounting principle, net of income taxes	-	-	(3.44)	-
Adjusted earnings (loss) per share - diluted	$.74	$1.04	$(2.30)	$1.98

For the three months ended March 30, 2002, the net loss after adjustment for the retroactive cumulative effect of change in accounting principle was $431 million, resulting in diluted loss per share of $3.04 and basic loss per share of $3.07.

All of Textron's acquired intangible assets are subject to amortization and are comprised of the following as of June 29, 2002:

(Dollars in millions)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	30	$61	$4	$57
Patents	8	17	5	12
Non-compete	3	11	6	5
Other	5	14	1	13
		$103	$16	$87

8.

Amortization expense for the three and six months ended June 29, 2002 totaled $3 million and $6 million, respectively, and is expected to be approximately $5 million for the remainder of 2002. Amortization expense for fiscal years 2003, 2004, 2005, 2006, and 2007 is estimated to be approximately $10 million, $6 million, $6 million, $4 million and $4 million, respectively.

Note 4. Textron Finance-Obligated Mandatorily Redeemable Preferred Securities of Finance Subsidiary Holding Solely Junior Subordinated Debentures

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

Note 5. Textron-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Textron Junior Subordinated Debt Securities

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

9.

Note 6. Contingencies

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

Note 7. Accumulated Other Comprehensive Loss and Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of related income taxes, are as follows:

	Six Months Ended
(In millions)	June 29, 2002	June 30, 2001
Beginning of period	$(223)	$(172)
Currency translation adjustment	32	(47)
Transition adjustment due to change in accounting for derivative instruments and hedging activities	-	(15)
Net deferred gain (loss) on hedge contracts	16	(1)
Pension liability adjustment	(4)	-
Other, net	(1)	(1)
Other comprehensive income (loss)	43	(64)
End of period	$(180)	$(236)

Comprehensive income (loss) is summarized below:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net income (loss)	$105	$126	$(326)	$239
Other comprehensive income (loss)	57	(16)	43	(64)
Comprehensive income (loss)	$162	$110	$(283)	$175

Note 8. Earnings per Share

The dilutive effect of convertible preferred shares and stock options was 2,113,000 and 2,356,000 shares for the three month periods ending June 29, 2002 and June 30, 2001 and 1,789,000 and 2,169,000 shares for the six month period ended June 29, 2002 and June 30, 2001, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

10.

Note 9. Gain on Sale of Division

Pursuant to a settlement of post-closing obligations under the purchase and sale agreement for the sale of the Trim division, during the second quarter of 2002, Textron received $110 million from Collins & Aikman Products Company (C&A), resulting in an additional gain of $25 million, $9 million, net of income taxes. The proceeds included $95 million for the repurchase of $126 million of face value of C&A preferred shares and $15 million to settle all other matters under the purchase and sale agreement. In addition, the fair value of the C&A common stock was revised following C&A's recapitalization through a share offering in the quarter. Textron also received $5 million for accumulated preferred dividends in the second quarter of 2002.

Note 10. Special Charges

Special charges are comprised of the following:

	Restructuring Expense		Fixed Asset	Intangible and
	Severance	Facility and	Impairment	Investment
(In millions)	Costs	Other	Write-Downs	Write-Downs	Total
Three Months Ended June 29, 2002
Aircraft	$ 5	$ -	$ 2	$ -	$ 7
Fastening Systems	-	1	1	-	2
Industrial Products	3	1	7	-	11
Industrial Components	5	-	-	-	5
Finance	-	-	-	-	-
Corporate	1	-	-	-	1
	$14	$ 2	$10	$ -	$26
Three Months Ended June 30, 2001
Aircraft	$ -	$ -	$ -	$ -	$-
Fastening Systems	10	-	6	1	17
Industrial Products	6	-	2	-	8
Industrial Components	4	-	2	-	6
Finance	2	-	-	-	2
Corporate	2	-	-	-	2
	$24	$ -	$ 10	$ 1	$35
Six Months Ended June 29, 2002
Aircraft	$ 9	$ -	$ 2	$ -	$11
Fastening Systems	4	1	1	-	6
Industrial Products	2	2	9	-	13
Industrial Components	4	1	-	-	5
Finance	-	-	-	-	-
Corporate	1	-	-	-	1
	$20	$ 4	$12	$ -	$36
Six Months Ended June 30, 2001
Aircraft	$ -	$ -	$ -	$ -	$-
Fastening Systems	17	1	14	1	33
Industrial Products	11	-	2	-	13
Industrial Components	20	-	4	-	24
Finance	1	1	-	-	2
Corporate	2	-	-	3	5
	$51	$ 2	$20	$ 4	$77

11.

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was further expanded in 2001 and is expected to be substantially completed within the next twelve months. The program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and streamlining of sales and administrative overhead.

Under this restructuring program, excluding Automotive Trim, Textron has reduced its workforce by approximately 5,900 employees through June 29, 2002 and has closed 60 facilities, including 28 manufacturing plants. Textron expects a total reduction of at least 7,500 employees, excluding Automotive Trim, representing approximately 13% of Textron's global workforce since the restructuring was first announced.

Restructuring costs and related asset impairment charges recorded in earnings have been included in special charges on the consolidated statement of income.

An analysis of Textron's special charges for restructuring and related reserve accounts is summarized below:

(In millions)	Asset Impairments	Severance Costs	Facilities & Other	Total
Balance December 29, 2001	$ -	$ 31	$ 3	$ 34
Additions	12	24	5	41
Reserves deemed unnecessary	-	(4)	(1)	(5)
Non-cash utilization	(12)	-	-	(12)
Cash paid	-	(26)	(1)	(27)
Balance June 29, 2002	$ -	$ 25	$ 6	$ 31

Severance costs are generally paid on a monthly basis over the severance period granted to each employee or on a lump sum basis when required. Facilities and other costs represent lease termination costs and facility and plant clean-up costs. Lease termination costs are generally paid upon exiting the facility or over the remaining lease term and facility and plant clean-up costs are paid in accordance with normal payment terms.

The specific restructuring measures and associated estimated costs are based on Textron's best judgment under prevailing circumstances. Textron believes that the restructuring reserve balance of $31 million is adequate to carry out the restructuring activities formally identified and committed to as of June 29, 2002 and anticipates that all actions related to these liabilities will be completed within a twelve-month period.

12.

Textron also incurred costs related to the restructuring that have not been included in special charges. These expenses primarily consist of costs for outsourcing certain operations, plant rearrangement, machinery and equipment relocation, employee replacement and relocation costs, and are included in segment profit only as incurred. Costs related to these restructuring items are reflected in the consolidated statement of income as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Cost of sales	$1	$11	$3	$12
Selling and administrative expenses	2	2	4	4
Total	$3	$13	$7	$16

Note 11. Financial Information by Borrowing Group

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

13.

Note 11: Financial Information by Borrowing Group (continued)

Textron Manufacturing
(unaudited) (In millions)
	Six Months Ended
Condensed Statements of Cash Flows	June 29, 2002	June 30, 2001
Cash flows from operating activities:
Net (loss) income	$(326)	$239
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Earnings of Textron Finance less than (greater than) distributions to Textron Manufacturing	36	(28)
Cumulative effect of change in accounting principle, net of income taxes	488	-
Depreciation	145	194
Amortization	10	49
Special charges	36	77
Deferred income taxes	(10)	16
Gain on sale of division	(25)	-
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. government receivables	(142)	(204)
Inventories	(52)	(210)
Other assets	(98)	(133)
Accounts payable	(19)	(43)
Other accrued liabilities	(25)	(46)
Other - net	12	26
Net cash provided (used) by operating activities	30	(63)
Cash flows from investing activities:
Capital expenditures	(133)	(267)
Cash used in acquisitions	-	(163)
Net proceeds from dispositions	39	-
Proceeds from sale of fixed assets	26	11
Due from Textron Finance	510	-
Other investing activities - net	(1)	4
Net cash provided (used) by investing activities	441	(415)
Cash flows from financing activities:
Increase (decrease) in short-term debt	(134)	599
Proceeds from issuance of long-term debt	301	2
Principal payments and retirements on long-term debt	(2)	(33)
Proceeds from exercise of stock options	19	21
Purchases of Textron common stock	(164)	(42)
Dividends paid	(137)	(92)
Contributions paid to Textron Finance	-	(40)
Net cash (used) provided by financing activities	(117)	415
Net increase (decrease) in cash and cash equivalents	354	(63)
Cash and cash equivalents at beginning of period	241	282
Cash and cash equivalents at end of period	$595	$219
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred to finance future construction	$79	$-
Capital expenditure financed through capital leases	$9	$-

14.

Note 12: Segment Information
	Three Months Ended		Six Months Ended
(In millions)	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
REVENUES
MANUFACTURING:
Aircraft	$1,323	$1,258	$2,370	$2,280
Fastening Systems	431	451	827	917
Industrial Products	505	541	973	1,090
Industrial Components	417	874	779	1,706
	2,676	3,124	4,949	5,993
FINANCE	148	164	293	335
Total revenues	$2,824	$3,288	$5,242	$6,328
SEGMENT OPERATING PROFIT*
MANUFACTURING:
Aircraft	$147	$120	$226	$227
Fastening Systems	20	35	28	77
Industrial Products	12	65	42	125
Industrial Components	24	81	46	160
	203	301	342	589
FINANCE	29	43	51	92
Segment profit	232	344	393	681
Special charges	(26)	(35)	(36)	(77)
Segment operating income	206	309	357	604
Gain on sale of division	25	-	25	-
Goodwill amortization**	-	(25)	-	(49)
Corporate expenses and other - net	(31)	(39)	(60)	(81)
Interest expense, net	(25)	(40)	(55)	(84)
Income from operations before income taxes and distributions on preferred securities of subsidiary trusts	$175	$205	$267	$390
*

Segment profit represents a measurement used by Textron to evaluate operating performance. Segment profit for manufacturing segments does not include interest, certain corporate expenses, special charges and gains and losses from the disposition of significant business units. The measurement for the Finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust, and excludes special charges.

**

Pursuant to SFAS No. 142, beginning on December 30, 2001, goodwill is no longer amortized. To reflect the adoption of this Statement and the fact that the Company does not include amortization of goodwill in its internal evaluation of segment performance, the Company has recast its segment data for comparability by reclassifying goodwill amortization out of segment profit in prior periods.

15.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations - Three months ended June 29, 2002 vs. Three months ended June 30, 2001

Revenues decreased to $2.8 billion in the second quarter 2002 from $3.3 billion in the second quarter 2001, primarily due to the divestitures of Automotive Trim (Trim), Turbine Engine Components Textron (TECT) and a number of other businesses that contributed $504 million to the decrease and softer sales in several of Textron's segments, partially offset by higher sales in the Aircraft segment, as more fully discussed below. Net income was $105 million in the second quarter 2002, compared to $126 million in the second quarter 2001. Diluted earnings per share were $0.74 in the second quarter 2002, compared to $0.88 in the second quarter 2001. These results included an after-tax gain of $9 million in the second quarter 2002 from transactions related to the divestiture of Trim.

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

Effective December 30, 2001, Textron adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under this Statement, goodwill and certain assets with indefinite lives are no longer amortized and must be tested for impairment annually. Textron also adopted the remaining provisions of SFAS No. 141 "Business Combinations" on December 30, 2001, which requires intangible assets that do not meet the new criteria set by this Statement to be classified as goodwill upon adoption. Amortization will continue to be recorded on other intangible assets not classified as goodwill. In the second quarter 2001, pro forma net income excluding amortization of goodwill was $148 million, or $1.04 per diluted share. To reflect the adoption of SFAS No. 142 and the fact that the Company does not include amortization of goodwill in its internal evaluation of segment performance, the Company has recast its segment data for comparability by reclassifying goodwill amortization from segment profit in prior periods.

During the second quarter 2002, Textron recorded an after-tax transitional goodwill impairment charge of $488 million, which is reported in the caption "Cumulative effect of change in accounting principle, net of income taxes" retroactive to the beginning of fiscal year 2002. This after-tax charge relates to the following segments: $274 million in Industrial Products; $111 million in Industrial Components; $88 million in Fastening Systems; and $15 million in Finance. For Industrial Products, the primary factor resulting in the impairment charge was the difficult economic environment in the telecommunication industry which has experienced a significant decline in demand. This decline has resulted in lower sales and operating margins than originally anticipated with the acquisitions of the InteSys and Tempo businesses. For Industrial Components and Fastening Systems, the primary factor was the decline in demand in certain industries in which these segments operate due to the economic slowdown. The Finance segment's impairment charge is in its franchise finance division and is primarily the result of decreasing loan volumes and an unfavorable securitization market. No impairment charge was appropriate for these segments under the previous goodwill impairment accounting standard, which Textron applied based on undiscounted cash flows.

16.

Segment profit of $232 million in the second quarter 2002 decreased $112 million from $344 million in the second quarter 2001 primarily due to a reduced contribution related to sales volume, the divestitures of Trim and TECT, which contributed $41 million to the decrease, an increase in reserves for receivables and inventory and low volume manufacturing inefficiencies, partially offset by the benefit of restructuring activities, as more fully discussed below. Segment profit represents a measurement used by Textron to evaluate operating performance. Segment profit for manufacturing segments does not include interest, certain corporate expenses, special charges and gains and losses from the disposition of significant business units. The measurement for the Finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust, and excludes special charges. For a reconciliation of segment profit to income from operations before income taxes and distributions on preferred securities of subsidiary trusts, see Note 12 of Textron's financial statements.

The Aircraft segment's revenues and profit increased $65 million and $27 million, respectively.

  Cessna's revenues increased $61 million primarily due to higher used aircraft sales volume of $44 million, higher Citation business jet volume of $31 million, higher pricing of $17 million (net of $6 million in lower resale prices for trade-in aircraft) and higher spare parts and service sales of $5 million. These were partially offset by $34 million in lower sales volume of single engine piston aircraft and engines that have been affected by the weak economy. Profit increased $24 million primarily as a result of the higher pricing of $17 million, a benefit of $8 million from the changes in sales volume and a favorable mix, and lower engineering expenses of $6 million, partially offset by start-up costs of $7 million related to the new Sovereign business jet.

  Bell Helicopter's revenues increased $4 million as higher revenues of $25 million from the U.S. Government, primarily on the V-22 program and the H-1 upgrade contracts, were partially offset by lower commercial sales of $13 million and lower foreign military sales of $8 million. Sales in the commercial business primarily reflected lower commercial aircraft sales of $41 million, partially offset by higher commercial spares and service sales of $23 million and higher sales of kits used to modernize older model Huey helicopters of $9 million. Bell's profit increased $3 million primarily as a result of 2001 expenses of $8 million associated with outsourcing certain operations and higher profit of $6 million in its U.S. Government business, primarily on the V-22 contract, partially offset by lower profit of $14 million in its commercial business.

The lower profit of $14 million in Bell's commercial business primarily reflected reduced pricing of $15 million related to one commercial helicopter model. Additionally, profit was lower due to a reduced contribution of $5 million from the lower commercial aircraft sales, increased costs of $3 million as a result of production line changes, higher warranty expense of $3 million, lower income of $3 million from a joint venture partner related to the BA609 program, costs of $2 million required to reconfigure two test aircraft and other cost increases of $5 million. These decreases in profit were partially offset by lower product development expenses of $11 million associated with the BA609 program and a benefit of $8 million related to the higher sales of commercial spares and service and Huey kits.

17.

As authorized by an Acquisition Decision Memorandum signed by the Department of Defense in December 2001, the V-22 program continues to proceed at low-rate production levels. Under the low-rate production, Textron continues to manufacture aircraft which will subsequently be modified for engineering changes required by the Department of Defense. On August 1, 2002, Bell was awarded a modification to its contract for the next two lots, totaling twenty aircraft. The V-22 returned to flight operations on May 29, 2002 for extensive flight testing which is a prerequisite for returning to operational use.

The delays experienced in the V-22 program have also slowed the development and certification of the BA609 civil tiltrotor aircraft. Management believes that the V-22 should lead tiltrotor technology into the marketplace and is currently working with its joint venture partner, suppliers and customers in the BA609 program to adjust the planned program arrangements and schedule for these delays.

The Fastening Systems segment's revenues and profit decreased $20 million and $15 million, respectively. The revenue decrease was primarily due to the divestiture of non-core product lines of $13 million, customer price reductions of $8 million and lower sales volume of $6 million from depressed markets, partially offset by the favorable impact of foreign exchange of $7 million in its European operations. Profit decreased primarily due to low volume manufacturing inefficiencies, customer price reductions of $8 million and a reduced contribution of $4 million from lower sales, partially offset by the benefit of $7 million from restructuring activities and the favorable impact of a $7 million customer warranty issue in the second quarter 2001.

The Industrial Products segment's revenues and profit decreased $36 million and $53 million, respectively. Revenues decreased in most of the segment's businesses primarily due to lower sales volume of $54 million from depressed markets and the divestiture of non-core product lines of $7 million during 2001, partially offset by higher revenues of $22 million in the aerospace and defense business. Profit decreased primarily due to a reduced contribution of $32 million from lower sales volume, an increase of $28 million in reserves for receivables and inventory and the nonrecurring impact of a gain of $5 million on the sale of a product line in 2001, partially offset by the benefit of $12 million from restructuring activities and higher contribution of $3 million from the higher aerospace and defense revenues.

The Industrial Components segment's revenues and profit decreased $457 million and $57 million, respectively. The divestitures of Trim and TECT as well as several small product lines in 2001 contributed $484 million and $41 million to the decreases in revenues and profit, respectively. Excluding the divestitures, revenues increased $27 million while profit decreased $16 million. The revenue increase was primarily due to higher volume of $47 million at Kautex as a result of new product launches and a stronger automotive market, partially offset by lower volume of $17 million in the other industrial businesses as a result of soft markets and $7 million of customer price reductions. Excluding the divestitures, the profit decrease was primarily due to low volume manufacturing inefficiencies, the nonrecurring impact of a gain of $7 million on the sale of a product line in 2001 and customer price reductions of $7 million, partially offset by the benefit of $5 million from restructuring activities. Despite the higher sales, contribution margin was essentially unchanged as a result of product mix.

18.

The Finance segment's revenues and profit decreased $16 million and $14 million, respectively. Revenues decreased primarily due to lower finance charges of $24 million from a lower average yield (7.6% in the second quarter 2002 compared to 9.5% in the second quarter 2001) reflecting a lower interest rate environment, partially offset by higher fee income of $6 million and higher operating lease revenue of $2 million. Profit decreased primarily due to a higher provision for loan losses of $13 million and higher operating expenses of $8 million, partially offset by higher interest margin of $6 million. The increase in the provision for losses reflected higher net charge-offs of $11 million, primarily related to small business finance revolving credit loans and exited businesses due to continued weak economic conditions, and the strengthening of the allowance for losses. Although management believes it has made adequate provision for anticipated losses, realization of finance assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses of such assets. The current economic conditions will likely put continued pressure on the performance of all finance receivable portfolios. Higher operating expenses were primarily due to higher legal and collection expenses of $5 million and higher expenses of $2 million related to growth in managed receivables.

Special charges and other costs related to restructuring for the second quarter 2002 were $26 million and $3 million, respectively, compared to $35 million and $13 million, respectively, in the second quarter 2001. The table below summarizes the special charges which include restructuring expenses associated a) with reducing overhead, and closing, consolidating and downsizing manufacturing facilities, b) corporate personnel reductions and c) consolidating operations and exiting non-core product lines.

	Three Month Period Ended June 29, 2002
	Restructuring Expense		Fixed Asset	Intangible and
	Severance	Facility and	Impairment	Investment
(In millions)	Costs	Other	Write-Downs	Write-Downs	Total
Aircraft	$ 5	$ -	$ 2	$ -	$ 7
Fastening Systems	-	1	1	-	2
Industrial Products	3	1	7	-	11
Industrial Components	5	-	-	-	5
Finance	-	-	-	-	-
Corporate	1	-	-	-	1
	$14	$ 2	$10	$ -	$26
	Three Month Period Ended June 30, 2001
Aircraft	$ -	$ -	$ -	$ -	$ -
Fastening Systems	10	-	6	1	17
Industrial Products	6	-	2	-	8
Industrial Components	4	-	2	-	6
Finance	2	-	-	-	2
Corporate	2	-	-	-	2
	$24	$ -	$10	$ 1	$35

Costs related to restructuring of $3 million in the second quarter 2002 and $13 million in the second quarter 2001 are included in segment profit. For the second quarter 2002, costs related to restructuring totaled $1 million each for Fastening Systems, Industrial Products and Industrial Components. For the second quarter 2001, costs related to restructuring totaled $8 million for Aircraft, $3 million for Industrial Components, $1 million for Fastening Systems, and $1 million for Industrial Products.

19.

Under the restructuring program (exclusive of Trim) Textron has reduced its workforce by approximately 5,900 employees through June 29, 2002, including approximately 2,100 in Industrial Products, 1,800 in Fastening Systems, 1,100 in Industrial Components, 700 in Aircraft and 200 in Finance and Corporate. The remaining workforce reduction of at least 1,600 employees should be substantially completed within the next twelve months. Textron expects a total reduction of at least 7,500, excluding Trim, representing approximately 13% of its global workforce since the restructuring was first announced. Through the consolidations, Textron is closing 80 facilities, including 36 manufacturing plants representing over 3.8 million square feet of manufacturing floor space. As of June 29, 2002, 60 facilities, including 28 manufacturing plants, have been closed primarily in the Industrial Components, Industrial Products and Fastening Systems segments.

Textron expects to incur total special charges and costs related to this restructuring program, excluding goodwill and e-business write-downs and Trim, of approximately $325 million, of which $191 million has been incurred as of June 29, 2002. Restructuring savings were $111 million for the first half 2002 and are expected to be at least $225 million in 2002 and $250 million in 2003.

Corporate expenses and other, net decreased $8 million, primarily due to the timing of expenditures related to transformation initiatives of $5 million and royalty income of $4 million in 2002 related to the divestiture of Trim.

Interest expense, net - decreased $15 million primarily due to the benefit of $9 million as a result of a lower level of average debt primarily as a result of the pay down of debt with the proceeds from the divestiture of Trim and the benefit of a lower interest rate environment and the receipt of $5 million for accumulated interest on the preferred shares that Collins & Aikman repurchased.

Income Taxes - The effective tax rate for the second quarter 2002 increased to 36.0% primarily due to the tax impact of the gain related to the divestiture of Trim. Excluding the impact of the gain, the effective tax rate was 31.5% compared to 35.2% in the second quarter 2001. The 3.7% decrease is primarily due to a decrease of 2.7% in the effective tax rate from the elimination of goodwill amortization under SFAS No. 142, which is primarily a non-tax deductible expense, and a favorable change in the tax law related to the deductibility of dividends paid on company stock held by an employee stock ownership plan that reduced the effective tax rate by 2.8% (1.5% of this reduction represents a nonrecurring benefit upon implementation of the new tax law). These were partially offset by an increase in the foreign tax rate of 2.3%.

Results of operations - Six months ended June 29, 2002 vs. Six months ended June 30, 2001

Revenues decreased to $5.2 billion in the first half 2002 from $6.3 billion in the first half 2001, primarily due to the divestitures of Trim, TECT and a number of other businesses that contributed $962 million to the decrease and softer sales in most of Textron's segments, partially offset by higher sales in the Aircraft segment, as more fully discussed below. Income before cumulative effect of change in accounting principle, net of income taxes, was $162 million for the first half 2002, compared to $239 million in the first half 2001. Diluted earnings per share before cumulative effect of change in accounting principle, net of income taxes, were $1.14 in the first half 2002, compared to $1.67 in the first half 2001.

Textron recorded a net loss of $326 million in the first half of 2002, compared to net income of $239 million in the first half 2001. Net income for the first half 2002 included the cumulative effect of a change in accounting principle, net of income taxes of $488 million. In the first half 2001, pro forma net income excluding amortization of goodwill was $283 million, or $1.98 per diluted share.

20.

Segment profit of $393 million in the first half 2002 decreased $288 million from $681 million in the first half 2001 primarily due to a reduced contribution related to lower sales volume, the divestitures of Trim and TECT, which contributed $79 million to the decrease, an increase in reserves for receivables and inventory, and low volume manufacturing inefficiencies, partially offset by the benefit of restructuring activities, as more fully discussed below.

The Aircraft segment's revenues increased $90 million, while profit decreased $1 million.

  Cessna's revenues increased $107 million primarily due to higher used aircraft sales volume of $64 million, higher Citation business jet volume of $57 million, higher pricing of $36 million (net of $12 million in lower resale prices for trade-in aircraft) and higher spare parts and service sales of $9 million. These were partially offset by $54 million in lower sales volume of single engine piston aircraft and engines that have been affected by the weak economy. Profit increased $19 million primarily as a result of the higher pricing of $36 million, a benefit of $10 million from the changes in sales volume and a favorable mix and lower engineering expenses of $5 million, partially offset by start-up costs of $8 million related to the new Sovereign business jet, an increase in reserves for inventory of $7 million (including a write-down of $5 million for used aircraft valuations), a higher warranty reserve of $5 million related to piston aircraft engines, higher LIFO expense of $4 million and the impact of higher overhead rates.

  Bell Helicopter's revenues decreased $17 million as higher revenues of $34 million from the U.S. Government, primarily on the V-22 program and the H-1 upgrade contracts, were more than offset by lower foreign military sales of $26 million and lower commercial sales of $25 million. Sales in the commercial business primarily reflected lower commercial aircraft sales of $45 million, partially offset by higher commercial spares and service sales of $32 million. Bell's profit decreased $20 million primarily as a result of lower profit of $30 million in its commercial business, partially offset by 2001 expenses of $8 million associated with outsourcing certain operations and higher profit of $2 million in its U.S. Government business.

The lower profit of $30 million in its commercial business primarily reflected reduced pricing of $15 million related to one commercial helicopter model, increased reserves for international receivables of $10 million, a reduced contribution of $8 million from the lower commercial aircraft sales, lower income of $5 million from a joint venture partner related to the BA609 program, increased costs of $3 million as a result of production line changes, higher warranty expense of $3 million, costs of $2 million required to reconfigure two test aircraft and other cost increases of $5 million. These decreases in profit were partially offset by lower product development expenses of $18 million associated with the BA609 program and a benefit of $8 million related to the higher commercial spares and service sales.

The Fastening Systems segment's revenues and profit decreased $90 million and $49 million, respectively. The revenue decrease was primarily due to lower sales volume of $47 million from depressed markets, the divestiture of non-core product lines of $24 million, customer price reductions of $16 million and the unfavorable impact of foreign exchange of $3 million in its European operations. Profit decreased primarily due to low volume manufacturing inefficiencies, a reduced contribution of $23 million from the lower sales and customer price reductions of $16 million, partially offset by the benefit of $17 million from restructuring activities and the favorable impact of a $7 million customer warranty issue in the second quarter 2001.

21.

The Industrial Products segment's revenues and profit decreased $117 million and $83 million, respectively. Revenues decreased in most of the segment's businesses primarily due to lower sales of $147 million from depressed markets and the divestiture of non-core product lines of $15 million during 2001, partially offset by higher revenues of $35 million in the aerospace and defense business and higher pricing of $8 million. Profit decreased primarily due to a reduced contribution of $79 million from the lower sales volume, an increase of $37 million in reserves for receivables and inventory and the nonrecurring impact of a gain of $5 million on the sale of a product line in 2001, partially offset by the benefit of $29 million from restructuring activities, higher pricing of $8 million, higher contribution of $5 million from the higher aerospace and defense revenues and the favorable impact of $5 million from losses recorded in 2001 related to divested product lines.

The Industrial Components segment's revenues and profit decreased $927 million and $114 million, respectively. The divestiture of Trim and TECT as well as several small product lines in 2001 contributed $923 million and $79 million to the decreases in revenue and profit, respectively. Excluding the divestitures, revenues and profit decreased $4 million and $35 million, respectively. The revenue decrease was primarily due to lower volume of $37 million in the industrial businesses as a result of soft markets, customer price reductions of $14 million and the unfavorable impact of foreign exchange of $8 million, partially offset by higher sales volume of $53 million at Kautex primarily as a result of new product launches and a stronger automotive market. Excluding the divestitures, the profit decrease was primarily due to low volume manufacturing inefficiencies, customer price reductions of $14 million, a reduced contribution of $7 million from changes in sales volume and the nonrecurring impact of a gain of $7 million on the sale of a product line in 2001, partially offset by the benefit of $13 million from restructuring activities.

The Finance segment's revenues and profit decreased $42 million and $41 million, respectively. Revenues decreased primarily due to lower finance charges of $58 million from a lower average yield (7.7% in the first half 2002 compared to 9.8% in the first half 2001) reflecting a lower interest rate environment, partially offset by higher fee income of $11 million and higher operating lease revenue of $5 million. Profit decreased primarily due to a higher provision for loan losses of $33 million and higher operating expenses of $20 million, partially offset by higher interest margin of $11 million. The increase in the provision for losses reflects higher net charge-offs of $23 million, and the strengthening of the allowance for losses. Higher net charge-offs were primarily related to exited businesses, structured capital loans, small business finance revolving credit loans, and aircraft finance loans. During the first half of 2002, nonperforming assets increased $70 million to 3.06% of finance assets from 2.13% at December 29, 2001. This increase included a $37 million increase in syndicated bank loans and a $32 million increase in highly-collateralized aircraft loans. Nonperforming assets include non-accrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. Higher operating expenses were primarily related to higher legal and collection expenses of $8 million, higher expenses of $6 million related to growth in managed receivables and higher operating lease depreciation of $3 million.

22.

Special charges and other costs related to restructuring for the first half 2002 were $36 million and $7 million, respectively, compared to $77 million and $16 million, respectively, in the first half 2001. The table below summarizes the special charges which include restructuring expenses associated a) with reducing overhead, and closing, consolidating and downsizing manufacturing facilities, b) corporate personnel reductions and c) consolidating operations and exiting non-core product lines.

	Six Month Period Ended June 29, 2002
	Restructuring		Fixed Asset	Intangible and
	Severance	Facility and	Impairment	Investment
(In millions)	Costs	Other	Write-Downs	Write-Downs	Total
Aircraft	$ 9	$ -	$ 2	$ -	$11
Fastening Systems	4	1	1	-	6
Industrial Products	2	2	9	-	13
Industrial Components	4	1	-	-	5
Finance	-	-	-	-	-
Corporate	1	-	-	-	1
	$20	$ 4	$12	$ -	$36
	Six Month Period Ended June 30, 2001
Aircraft	$ -	$ -	$ -	$ -	$ -
Fastening Systems	17	1	14	1	33
Industrial Products	11	-	2	-	13
Industrial Components	20	-	4	-	24
Finance	1	1	-	-	2
Corporate	2	-	-	3	5
	$51	$2	$20	$ 4	$77

Costs related to restructuring of $7 million in the first half of 2002 and $16 million in the first half of 2001 are included in segment profit. For the first half of 2002, costs related to restructuring totaled $3 million for Fastening Systems, $2 million for Industrial Products and $2 million for Industrial Components. For the first half of 2001, costs related to restructuring totaled $8 million for Aircraft, $4 million for Industrial Components, $3 million for Industrial Products and $1 million for Fastening Systems.

Corporate expenses and other, net decreased $21 million primarily due to royalties of $7 million in 2002 related to the Trim divestiture, a favorable adjustment to incentive compensation accruals of $5 million and the timing of expenditures of $4 million related to transformation initiatives.

Interest expense, net - decreased $29 million primarily due to the benefit of $20 million as a result of a lower level of average debt primarily as a result of the pay down of debt with the proceeds from the divestiture of Trim and the benefit of a lower interest rate environment and the receipt of $5 million for accumulated interest on the preferred shares that Collins & Aikman repurchased.

23.

Income Taxes - The effective income tax rate for the first half 2002 increased to 34.5% primarily due to the tax impact of the gain in the second quarter 2002 related to the divestiture of Trim. Excluding the impact of this adjustment, the effective tax rate for the first half 2002 was 31.5% compared to 35.2% in the first half 2001. The 3.7% decrease is primarily due to a decrease of 2.7% in the effective tax rate from the elimination of goodwill and certain other intangible asset amortization under SFAS No. 142, which is primarily a non-tax deductible expense, and a favorable change in the tax law related to the deductibility of dividends paid on company stock held by an employee stock ownership plan that reduced the effective tax rate by 2.8% (1.5% of this reduction represents a nonrecurring benefit upon implementation of the new tax law). These were partially offset by an increase in the foreign tax rate of 2.3%.

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 13, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $58 million and $30 million for the first six months of 2002 and 2001, respectively, net of capital contributions related to the preferred dividends of $5 million for each six month period. Dividend payments to shareholders for the first half of 2002 included the payment due on July 1, 2002 along with two other payments, as opposed to only two payments made in the first half of 2001. Dividend payments to shareholders for the first six months of 2002 amounted to $137 million, an increase of $45 million over the first six months of 2001.

Textron Manufacturing's debt (net of cash) to total capital ratio was 29% at June 29, 2002 up slightly from 28% at year end. This ratio is consistent with Textron Manufacturing's financial target ratio.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. As of June 29, 2002, Textron Manufacturing had no outstanding commercial paper and its primary committed credit facilities of $1.5 billion were undrawn. During the second quarter of 2002, Textron Manufacturing entered into a new primary revolving credit facility for $1.5 billion, of which $500 million will expire in 2003 and $1 billion will expire in 2007. Under this revised facility, Textron Manufacturing has retained substantially the same financial covenants, but is no longer subject to a material adverse condition clause at every borrowing. Textron Finance has bank line of credit agreements of $1.5 billion, of which $500 million will expire in 2003 and $1 billion will expire in 2006. None of these lines of credit were used at June 29, 2002. Unused lines of credit not reserved as support for commercial paper were $557 million at June 29, 2002 compared to $875 million at December 29, 2001. The decrease in Textron Finance's unused lines of credit is attributable to the paydown and termination of the short-term revolving note agreement with Textron Manufacturing.

During the second quarter of 2002, Textron Manufacturing issued $300 million in notes under Textron Inc.'s existing shelf registration filed with the SEC, leaving $900 million available under this registration statement. The proceeds from the issuances are expected to be used for general corporate purposes.

Under a shelf registration statement filed with the SEC, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion. Under this facility, Textron Finance issued $1.2 billion of term notes in the first six months of 2002, primarily in the U.S. and Canadian markets, that mature in 2003 through 2007. The proceeds from the issuances were used to refinance maturing commercial paper and long-term debt at par. At June 29, 2002, Textron Finance had $1.8 billion available under this facility.

24.

During the first six months of 2002, Textron Finance received net proceeds from securitizations of $169 million of small business finance receivables (on a revolving basis), $75 million of floorplan finance receivables (on a revolving basis), $38 million of captive golf and turf finance receivables, $45 million of resort receivables and $5 million of land finance receivables. These securitizations provided Textron Finance with an alternate source of funding while maintaining desired debt-to-capital ratios. Textron Finance used the proceeds from the securitizations to retire commercial paper. In connection with a $220 million revolving securitization, Textron Finance is obligated to repurchase a certain class of loans if Textron Finance's credit rating drops below BBB. Such loans amounted to $41 million at June 29, 2002. Textron Finance has no other repurchase obligations in connection with any other securitization transactions. Textron Finance anticipates that it will enter into additional securitization transactions during the remainder of 2002.

During the fourth quarter of 2001, certain of Textron's commercial paper and long-term debt credit ratings were downgraded by one of the three rating agencies that rate Textron's credit facilities. Although Textron's borrowing spreads have increased as a result of the downgrades, Textron continues to have access to the commercial paper, long-term debt and securitization markets. Further downgrades in Textron's ratings could increase borrowing spreads or limit its access to the commercial paper, long-term debt and securitization markets. In addition, Textron's revolving bank line of credit agreements contain certain financial covenants with which Textron must comply in order to maintain its ability to borrow under the facilities. Textron was in full compliance with such covenants at June 29, 2002. Textron believes that it has adequate credit facilities and access to credit markets to meet its long-term financing needs.

During the second quarter of 2002, Textron Manufacturing renegotiated the terms of the equity forward contract in Textron stock that is intended to hedge the earnings and cash volatility of compensation granted in Textron stock. The new strike price is $49.09 for 2,262,667 shares. Textron Manufacturing's exposure under this hedge is approximately $5 million at June 29, 2002.

Under its Board authorized share repurchase program, Textron repurchased 3,534,500 shares of common stock during the first six months of 2002 at an aggregate cost of $160 million. Taking into consideration minor timing differences in settlement, Textron used $164 million in cash to purchase its common stock during the first six months of 2002. Textron utilized the proceeds of the sale of the Automotive Trim business for these repurchases.

During the second quarter 2002, Textron received $115 million in proceeds from C&A related to the sale of the Trim division, as discussed more fully in Note 9 of Textron's financial statements. The proceeds were utilized for general corporate purposes. As of June 29, 2002, Textron held 7.2 million shares of C&A common stock with a carrying value of $9 per share. Subsequent to June 29, 2002, the market price of C&A common stock experienced a decline to below $4 per share.

Management believes that Textron will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations will continue to be more than sufficient to meet its operating needs and to finance growth.

25.

Forward-looking Information: Certain statements in this release and other oral and written statements made by Textron from time to time, are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans, (b) changes in worldwide economic and political conditions that impact interest and foreign exchange rates, (c) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers, (d) government funding and program approvals affecting products being developed or sold under government programs, (e) cost and delivery performance under various program and development contracts, (f) successful implementation of supply chain and other cost reduction programs, (g) the timing of certifications of new aircraft products, (h) the occurrence of further downturns in customer markets to which Textron products are sold or supplied, (i) Textron's ability to offset, through cost reductions, raw material price increases and pricing pressure brought by original equipment manufacturer customers, (j) the availability and cost of insurance, (k) pension plan income falling below current forecasts, and (l) Textron Financial's ability to maintain credit quality and control costs.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Textron's exposure to market risk during the first six months of 2002. For discussion of the Textron's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report incorporated by reference in Form 10-K for the calendar year 2001.

26.

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

Textron has received notice of a purported class action that was filed on July 26, 2002, naming Textron, the Textron Savings Plan and the Plan's trustee as defendants. The complaint, which was filed in federal district court in Rhode Island and which has not been served on any of the defendants, alleges breach of certain fiduciary duties under ERISA, based on the amount of Plan assets invested in Textron stock during 2000 and 2001. The plaintiff, Linda Lalonde, alleges that she participated in Textron's employee benefit plans during the applicable period; she claims to sue on her own behalf and on behalf of the employee benefit plans and their participants and beneficiaries during 2000 and 2001. Textron believes this lawsuit is without merit and intends to defend it vigorously.

As previously reported, on April 26, 2002, a lawsuit was filed in the United States District Court in Rhode Island on behalf of Joel Rosen, who claims to be a Textron shareholder, suing on his own behalf and on behalf of a proposed class of Textron shareholders, against Textron and certain present and former officers of Textron and Bell Helicopter. The lawsuit alleges that the defendants violated antifraud provisions of the federal securities laws by making material misrepresentations or omissions between October 19, 2000, and September 26, 2001, in connection with Bell Helicopter's V-22 and H-1 programs. The plaintiff seeks unspecified compensatory damages. An identical complaint was subsequently filed by another Textron shareholder. Motions have been filed to consolidate these two suits, and petitions have been filed by two parties seeking to be named lead plaintiff. Textron believes these lawsuits are without merit and intends to defend them vigorously.

As previously reported, on May 12, 2000, the Massachusetts Water Resources Authority issued a Notice of Violation to Textron Systems relating to industrial discharges to the Authority's sewer system from the Textron Systems Wilmington, Massachusetts, facility. On May 17, 2002, Textron Systems resolved this matter by entering into a consent agreement providing for a penalty of $328,000 and requiring that Textron Systems (1) file quarterly reports with the MWRA identifying regulated processes and anticipated changes to those processes, (2) maintain its treatment systems properly and (3) pay certain stipulated penalties for future discharge violations.

27.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Textron's annual meeting of shareholders held on April 24, 2002 the following items were voted upon:
1.	The following persons were elected to serve as directors in Class II for three year terms expiring in 2004 and received the votes listed.
Name	For	Withheld
H. Jesse Arnelle	117,694,619	5,043,414
Paul E. Gagné	117,748,250	4,989,783
Brian H. Rowe	117,879,167	4,858,866
Martin D. Walker	117,821,068	4,916,965
Thomas B. Wheeler	117,849,879	4,888,154

The following directors have terms of office which continued after the meeting: Teresa Beck, Lewis B. Campbell, R. Stuart Dickson, Lawrence K. Fish, Joe T. Ford, John D. Macomber, Lord Powell of Bayswater KCMG, and Sam F. Segnar.

2.	An amendment to the Textron 1999 Long-Term Incentive Plan was approved by the following vote:
For	Against	Abstain	Broker Non-Votes
106,064,928	14,508,242	2,164,863	0
3.	The appointment of Ernst & Young LLP as Textron's independent auditors for 2002 was ratified by the following vote:
For	Against	Abstain	Broker Non-Votes
116,825,890	4,510,842	1,401,301	0
4.	A shareholder proposal regarding Textron's military sales was rejected by the following vote:
For	Against	Abstain	Broker Non-Votes
8,926,620	92,492,058	4,816,233	16,503,122

28.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits
		10.1	Amendment to Textron 1999 Long Term Incentive Plan
		10.2	5-Year Credit Agreement dated as of April 1, 2002. Incorporated by reference to Exhibit 10.4 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002
		10.3	364-Day Credit Agreement dated as of April 1, 2002. Incorporated by reference to Exhibit 10.5 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002
		12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing.
		12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries.
		99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
NOTE:

Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to Commission upon request.

	(b)	Reports on Form 8-K
On May 23, 2002, Textron filed a current report on Form 8-K (Items 5 and 7) to file certain exhibit to a Registration Statement on Form S-3.

29.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	August 12, 2002	s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
10.1	Amendment to Textron 1999 Long-Term Incentive Plan
10.2	5-Year Credit Agreement dated as of April 1, 2002. Incorporated by reference to Exhibit 10.4 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002
10.3	364-Day Credit Agreement dated as of April 1, 2002. Incorporated by reference to Exhibit 10.5 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002
12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing
12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002