Form 10-Q
period 2002-09-28
TEXTRON INC
filed 2002-11-08
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 28, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at October 26, 2002 - 137,470,000 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Condensed Consolidated Statements of Income (unaudited)
(Dollars in millions, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Revenues
Manufacturing revenues	$2,398	$2,632	$7,347	$8,625
Finance revenues	156	178	449	513
Total revenues	2,554	2,810	7,796	9,138
Costs, expenses and other
Cost of sales	1,981	2,385	6,035	7,222
Selling and administrative	324	355	1,029	1,124
Interest, net	80	108	230	340
Provision for losses on finance receivables	45	20	100	43
Special charges	28	338	64	415
Gain on sale of division	-	(3)	(25)	(3)
Total costs, expenses and other	2,458	3,203	7,433	9,141
Income (loss) from operations before income taxes and distributions on preferred securities of subsidiary trusts	96	(393)	363	(3)
Income taxes	(19)	69	(111)	(69)
Distribution on preferred securities of subsidiary trusts, net of income taxes	(6)	(6)	(19)	(19)
Income (loss) before cumulative effect of change in accounting principle	71	(330)	233	(91)
Cumulative effect of change in accounting principle, net of income taxes	-	-	(488)	-
Net income (loss)	$71	$(330)	$(255)	$(91)
Per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$.51	$(2.34)	$1.67	$(.65)
Cumulative effect of change in accounting principle, net of income taxes	-	-	(3.50)	-
Net income (loss)	$.51	$(2.34)	$(1.83)	$(.65)
Diluted:
Income (loss) before cumulative effect of change in accounting principle	$.51	$(2.34)	$1.66	$(.65)
Cumulative effect of change in accounting principle, net of income taxes	-	-	(3.47)	-
Net income (loss)	$.51	$(2.34)	$(1.81)	$(.65)
Average shares outstanding:
Basic	137,848,000	141,196,000	139,234,000	140,985,000
Diluted	139,145,000	141,196,000	140,820,000	140,985,000
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.56	$1.56
$1.40 Preferred stock, Series B	$.35	$.35	$1.05	$1.05
Common stock	$.325	$.325	$.975	$.975

See notes to the condensed consolidated financial statements.

3.

Item 1.   FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	September 28, 2002	December 29, 2001
Assets
Textron Manufacturing
Cash and cash equivalents	$184	$241
Commercial and U.S. Government receivables, less allowance for doubtful accounts of $64 and $54	1,325	1,149
Inventories	1,773	1,727
Due from Textron Finance	-	510
Other current assets	434	390
Total current assets	3,716	4,017
Property, plant, and equipment, less accumulated depreciation of $2,122 and $1,929	1,979	2,044
Goodwill	1,356	1,821
Intangibles, net	84	144
Other assets	1,638	1,562
Total Textron Manufacturing assets	8,773	9,588
Textron Finance
Cash	19	19
Finance receivables, net	6,092	5,492
Goodwill	181	204
Other assets	737	749
Total Textron Finance assets	7,029	6,464
Total assets	$15,802	$16,052
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$216	$673
Accounts payable	889	994
Other accrued liabilities	1,378	1,408
Total current liabilities	2,483	3,075
Accrued postretirement benefits other than pensions	612	623
Other liabilities	1,150	1,219
Long-term debt	1,663	1,261
Total Textron Manufacturing liabilities	5,908	6,178
Textron Finance
Other liabilities	396	372
Deferred income taxes	406	357
Due to Textron Manufacturing	-	510
Debt	5,212	4,188
Total Textron Finance liabilities	6,014	5,427
Total liabilities	11,922	11,605
Textron Finance - obligated mandatorily redeemable preferred securities of Finance subsidiary holding solely junior subordinated debentures	27	28
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities	485	485
Shareholders' equity
Capital stock:
Preferred stock	11	11
Common stock	25	25
Capital surplus	1,077	1,064
Retained earnings	5,439	5,829
Accumulated other comprehensive loss	(215)	(223)
	6,337	6,706
Less cost of treasury shares	2,969	2,772
Total shareholders' equity	3,368	3,934
Total liabilities and shareholders' equity	$15,802	$16,052
Common shares outstanding	137,345,000	141,251,000

See notes to condensed consolidated financial statements.

4.

Item 1.   FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)
	Nine Months Ended
	September 28, 2002	September 29, 2001
Cash flows from operating activities:
Net loss	$(255)	$(91)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of income taxes	488	-
Depreciation	245	300
Amortization	22	91
Special charges	64	415
Provision for losses on finance receivables	100	43
Deferred income taxes	50	(35)
Gain on sale of division	(25)	(3)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(174)	(186)
Inventories	(44)	(149)
Other assets	(126)	(144)
Accounts payable	(71)	(75)
Other accrued liabilities	(70)	(47)
Other, net	(18)	(10)
Net cash provided by operating activities	186	109
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(6,679)	(5,677)
Repaid	5,653	4,345
Proceeds from receivable sales and securitization sales	441	1,230
Cash used in acquisitions	(2)	(596)
Capital expenditures	(210)	(399)
Net proceeds from dispositions	39	41
Proceeds from sale of fixed assets	42	21
Proceeds from sale of investments	-	6
Other investing activities, net	22	(15)
Net cash used by investing activities	(694)	(1,044)
Cash flows from financing activities:
Increase in short-term debt	623	778
Proceeds from issuance of long-term debt	1,682	1,082
Principal payments and retirements on long-term debt	(1,533)	(757)
Proceeds from exercise of stock options	20	24
Purchases of Textron common stock	(204)	(44)
Dividends paid	(137)	(138)
Net cash provided by financing activities	451	945
Net increase (decrease) in cash and cash equivalents	(57)	10
Cash and cash equivalents at beginning of period	260	289
Cash and cash equivalents at end of period	$203	$299
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred to finance future construction	$79	$-
Capital expenditures financed through capital leases	$11	$-

See notes to condensed consolidated financial statements.

5.

Item 1.   FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 29, 2001. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at September 28, 2002, and its consolidated results of operations and cash flows for each of the respective three and nine month periods ended September 28, 2002 and September 29, 2001. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In January 2002, management responsibility for certain divisions was reorganized to reflect the sale of the Automotive Trim business in December 2001. In connection with this change, Textron has reorganized under the following new segments: Aircraft, Fastening Systems, Industrial Products, Industrial Components and Finance. All prior period data has been appropriately reclassified.

Textron accounts for its interest in unconsolidated joint ventures and subsidiaries under the equity method of accounting. For the three and nine months ended September 28, 2002, Textron's loss from unconsolidated joint ventures and subsidiaries totaled $3 million and $6 million, respectively. For the three and nine months ended September 29, 2001, Textron's loss from unconsolidated joint ventures and subsidiaries totaled $3 million and $11 million, respectively.

Note 2. Inventories
(In millions)	September 28, 2002	December 29, 2001
Finished goods	$873	$719
Work in process	786	856
Raw materials	319	377
	1,978	1,952
Less progress payments and customer deposits	205	225
	$1,773	$1,727

Note 3. Goodwill and Other Intangible Assets

On December 30, 2001, Textron adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives, and requires an annual review for impairment. Upon adoption, Textron discontinued the amortization of goodwill. Goodwill amortization expense for the three and nine months ended September 29, 2001 was $23 million and $67 million, respectively, net of income taxes.

6.

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

A summary of changes in goodwill during the nine months ended September 28, 2002 is as follows:

(In millions)	Balance December 29, 2001	Reclassification of Intangible Assets	Transitional Impairment Charge	Foreign Currency Translation	Balance September 28, 2002
Aircraft	$322	$-	$-	$-	$322
Fastening Systems	473	-	(100)	11	384
Industrial Products	646	41	(326)	2	363
Industrial Components	380	-	(111)	18	287
Finance	204	1	(24)	-	181
Total	$2,025	$42	$(561)	$31	$1,537

Textron also adopted the remaining provisions of SFAS No. 141, "Business Combinations" on December 30, 2001. For goodwill and intangible assets reported in connection with acquisitions made prior to July 1, 2001, these provisions broaden the criteria for recording intangible assets separate from goodwill and require that certain intangible assets that do not meet the new criteria, such as assembled workforce and customer base, be reclassified into goodwill. Upon adoption of these provisions, intangible assets totaling $42 million, net of related deferred taxes, were reclassified into goodwill within the Industrial Products and Finance segments.

7.

The effect on net income of the transitional impairment charge and of excluding goodwill amortization expense is presented below:

	Three months ended		Nine months ended
(In millions, except per share data)	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

Income (loss) before cumulative effect of change in accounting principle	$71	$(330)	$233	$(91)
Add back: amortization, net of income taxes	-	23	-	67
Adjusted net income (loss) before cumulative effect of change in accounting principle	71	(307)	233	(24)
Cumulative effect of change in accounting principle, net of income taxes	-	-	(488)	-
Adjusted net income (loss)	$71	$(307)	$(255)	$(24)
Basic earnings per share:
Income (loss) per share before cumulative effect of change in accounting principle	$.51	$(2.34)	$1.67	$(.65)
Add back: amortization, net of income taxes	-	.16	-	.48
Adjusted net income (loss) before cumulative effect of change in accounting principle	.51	(2.18)	1.67	(.17)
Cumulative effect of change in accounting principle, net of income taxes	-	-	(3.50)	-
Adjusted income (loss) per share - basic	$.51	$(2.18)	$(1.83)	$(.17)
Diluted earnings per share:
Income (loss) per share before cumulative effect of change in accounting principle	$.51	$(2.34)	$1.66	$(.65)
Add back: amortization, net of income taxes	-	.16	-	.48
Adjusted net income (loss) before cumulative effect of change in accounting principle	.51	(2.18)	1.66	(.17)
Cumulative effect of change in accounting principle, net of income taxes	-	-	(3.47)	-
Adjusted income (loss) per share - diluted	$.51	$(2.18)	$(1.81)	$(.17)

All of Textron's acquired intangible assets are subject to amortization and are comprised of the following as of September 28, 2002:

(Dollars in millions)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	30	$61	$4	$57
Patents	8	17	5	12
Non-compete	3	10	7	3
Other	5	14	2	12
		$102	$18	$84

8.

Amortization expense for the three and nine months ended September 28, 2002 totaled $2 million and $8 million, respectively, and is expected to be approximately $3 million for the fourth quarter of 2002. Amortization expense for fiscal years 2003, 2004, 2005, 2006, and 2007 is estimated to be approximately $10 million, $6 million, $6 million, $4 million and $4 million, respectively.

Note 4. Textron Finance-Obligated Mandatorily Redeemable Preferred Securities of Finance Subsidiary Trust Holding Solely Junior Subordinated Debentures

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

Note 6. Commitments and Contingencies

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

In August 2002, Lycoming recalled approximately 950 airplane engines to replace potentially faulty crankshafts manufactured by a third party supplier. In conjunction with a Federal Aviation Administration (FAA) directive, aircraft with these engines have been grounded. After detecting a potentially defective crankshaft in an aircraft beyond the group included in the August recall, Lycoming and the FAA mandated inspection of all turbocharged aircraft with engines that use this specific component. This precautionary measure applies to an additional 736 engines, which will be tested in the field within the next 50 hours of operation or within six months, whichever comes first. Lycoming anticipates that only a portion of the crankshafts in the additional engines will need to be replaced. Lycoming has initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. Lycoming also initiated a program for the inspection and possible replacement of potentially defective zinc-plated bolts manufactured by a third party supplier for use in certain aircraft engines. Textron recorded a total net charge of $31 million in its Aircraft segment related to these matters during the third quarter of 2002. Textron's reserves for the recall, inspection and customer care program are based on management's best estimate as of September 28, 2002. Actual costs could vary depending upon the actual experience of the program, as well as recoveries from third parties.

10.

Note 7. Accumulated Other Comprehensive Loss and Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of related income taxes, are as follows:

	Nine Months Ended
(In millions)	September 28, 2002	September 29, 2001
Beginning of period	$(223)	$(172)
Currency translation adjustment	35	(21)
Transition adjustment due to change in accounting for derivative instruments and hedging activities	-	(15)
Net deferred loss on hedge contracts	(5)	(16)
Pension liability adjustment	(4)	-
Securities valuation adjustment	(25)	-
Other, net	7	10
Other comprehensive income (loss)	8	(42)
End of period	$(215)	$(214)

Comprehensive income (loss) is summarized below:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001
Net income (loss)	$71	$(330)	$(255)	$(91)
Other comprehensive income (loss)	(35)	22	8	(42)
Comprehensive income (loss)	$36	$(308)	$(247)	$(133)

Note 8. Earnings per Share

The dilutive effect of convertible preferred shares and stock options was 1,297,000 shares for the three months ended September 28, 2002 and 1,586,000 shares for the nine months ended September 28, 2002. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods. The diluted shares base excludes potentially dilutive convertible preferred shares and stock options of 2,070,000 for the three months ended September 29, 2001 and 2,108,000 for the nine months ended September 29, 2001. These shares were excluded due to their antidilutive effect resulting from the net loss for each respective period.

Note 9. Income Taxes

During the three months ended September 28, 2002, the effective tax rate was lower primarily due to the $12 million impact of a tax refund as a result of the settlement of a prior year tax dispute.

11.

Note 10. Gain on Sale of Division

Pursuant to a settlement of post-closing obligations under the purchase and sale agreement for the sale of the Trim division, during the second quarter of 2002, Textron received $110 million from Collins & Aikman Products Company (C&A), resulting in an additional gain of $25 million ($9 million, net of income taxes). The proceeds included $95 million for the repurchase of $126 million of face value of C&A preferred shares and $15 million to settle all other matters under the purchase and sale agreement. In addition, the fair value of the C&A common stock was revised following C&A's recapitalization through a share offering in the second quarter of 2002. Textron also received $5 million for accumulated preferred dividends in the second quarter of 2002.

Note 11. Special Charges

Special charges are comprised of the following:

	Restructuring Expense		Fixed Asset	Intangible and
	Severance	Facility and	Impairment	Investment
(In millions)	Costs	Other	Write-Downs	Write-Downs	Total
Three Months Ended September 28, 2002
Aircraft	$ 3	$ -	$ -	$ -	$13
Fastening Systems	1	-	2	-	3
Industrial Products	11	-	-	-	11
Industrial Components	-	-	1	-	1
Finance	-	-	-	-	-
Corporate	-	-	-	-	-
	$25	$ -	$ 3	$ -	$28
Three Months Ended September 29, 2001
Aircraft	$ 1	$ -	$ -	$ -	$ 1
Fastening Systems	2	1	4	1	8
Industrial Products	3	-	-	317	320
Industrial Components	2	-	-	-	2
Finance	1	-	-	-	1
Corporate	-	-	-	6	6
	$ 9	$ 1	$ 4	$ 24	$338
Nine Months Ended September 28, 2002
Aircraft	$ 22	$ -	$ 2	$ -	$ 24
Fastening Systems	5	1	3	-	9
Industrial Products	13	2	9	-	24
Industrial Components	4	1	1	-	6
Finance	-	-	-	-	-
Corporate	1	-	-	-	1
	$45	$ 4	$ 15	$ -	$ 64
Nine Months Ended September 29, 2001
Aircraft	$ 1	$ -	$ -	$ -	$ 1
Fastening Systems	19	2	18	2	41
Industrial Products	14	-	2	317	333
Industrial Components	22	-	4	-	26
Finance	2	1	-	-	3
Corporate	2	-	-	9	11
	$ 60	$ 3	$ 24	$ 328	$ 415

12.

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions which was expanded in 2001. In October 2002, Textron announced a further expansion of its restructuring program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron's restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and streamlining of sales and administrative overhead.

Under this restructuring program, excluding Automotive Trim, Textron has reduced its workforce by approximately 6,400 employees through September 28, 2002 and has closed 65 facilities, including 29 manufacturing plants. Textron expects a total reduction of at least 9,500 employees, excluding Automotive Trim, representing approximately 16% of its global workforce since the restructuring was first announced.

Restructuring costs and related asset impairment charges recorded in earnings have been included in special charges on the consolidated statement of income. An analysis of Textron's special charges for restructuring and related reserve accounts is summarized below:

(In millions)	Asset Impairments	Severance Costs	Facilities & Other	Total
Balance December 29, 2001	$ -	$ 31	$ 3	$ 34
Additions	15	51	5	71
Reserves deemed unnecessary	-	(6)	(1)	(7)
Non-cash utilization	(15)	-	-	(15)
Cash paid	-	(40)	(3)	(43)
Balance September 28, 2002	$ -	$ 36	$ 4	$ 40

Severance costs are generally paid on a monthly basis over the severance period granted to each employee or on a lump sum basis when required. Severance costs include outplacement costs which are paid in accordance with normal payment terms. Facilities and other costs represent lease termination costs and facility and plant clean-up costs. Lease termination costs are generally paid upon exiting the facility or over the remaining lease term and facility and plant clean-up costs are paid in accordance with normal payment terms.

The specific restructuring measures and associated estimated costs are based on Textron's best judgment under prevailing circumstances. Textron believes that the restructuring reserve balance of $40 million is adequate to carry out the restructuring activities formally identified and committed to as of September 28, 2002 and anticipates that all actions specifically related to these liabilities will be completed within a twelve-month period.

13.

Textron also incurred costs related to the restructuring that have not been included in special charges and are included in segment profit only as incurred. These expenses primarily consist of costs for outsourcing certain operations, plant rearrangement, machinery and equipment relocation, employee replacement and relocation costs. Costs related to these restructuring items are reflected in the consolidated statement of income as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001
Cost of sales	$2	$7	$5	$19
Selling and administrative expenses	4	4	8	8
Total	$6	$11	$13	$27

Note 12. New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement will not have a material effect on Textron's results of operations or financial position.

Note 13. Financial Information by Borrowing Group

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

14.

Note 13: Financial Information by Borrowing Group (continued)
Textron Manufacturing (unaudited) (In millions)	Nine Months Ended
Condensed Statements of Cash Flows	Sept. 28, 2002	Sept. 29, 2001
Cash flows from operating activities:
Net loss	$(255)	$(91)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Earnings before cumulative effect of change in accounting principle of Textron Finance less than (greater than) distributions to Textron Manufacturing	8	(49)
Cumulative effect of change in accounting principle, net of income taxes	488	-
Depreciation	224	286
Amortization	15	75
Special charges	64	415
Deferred income taxes	3	(57)
Gain on sale of division	(25)	(3)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. government receivables	(174)	(186)
Inventories	(44)	(149)
Other assets	(123)	(147)
Accounts payable	(103)	(80)
Other accrued liabilities	(21)	(82)
Other, net	15	49
Net cash provided (used) by operating activities	72	(19)
Cash flows from investing activities:
Capital expenditures	(197)	(388)
Cash used in acquisitions	(2)	(209)
Net proceeds from dispositions	39	41
Proceeds from sale of fixed assets	42	21
Proceeds from sale of investments	-	6
Due from Textron Finance	510	-
Other investing activities, net	-	(11)
Net cash provided (used) by investing activities	392	(540)
Cash flows from financing activities:
Increase in short-term debt	43	787
Proceeds from issuance of long-term debt	302	1
Principal payments and retirements on long-term debt	(543)	(52)
Proceeds from exercise of stock options	20	24
Purchases of Textron common stock	(204)	(44)
Dividends paid	(137)	(138)
Contributions paid to Textron Finance	(2)	(40)
Net cash (used) provided by financing activities	(521)	538
Net decrease in cash and cash equivalents	(57)	(21)
Cash and cash equivalents at beginning of period	241	282
Cash and cash equivalents at end of period	$184	$261
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred to finance future construction	$79	$-
Capital expenditures financed through capital leases	$11	$-

15.

Note 14: Segment Information
	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
REVENUES
MANUFACTURING:
Aircraft	$1,156	$1,096	$3,526	$3,376
Fastening Systems	411	389	1,238	1,306
Industrial Products	432	434	1,405	1,524
Industrial Components	399	713	1,178	2,419
	2,398	2,632	7,347	8,625
FINANCE	156	178	449	513
Total revenues	$2,554	$2,810	$7,796	$9,138
SEGMENT OPERATING PROFIT*
MANUFACTURING:
Aircraft	$90	$(25)	$316	$202
Fastening Systems	21	5	49	82
Industrial Products	21	(12)	63	113
Industrial Components	29	23	75	183
	161	(9)	503	580
FINANCE	19	51	70	143
Segment profit	180	42	573	723
Special charges	(28)	(338)	(64)	(415)
Segment operating income	152	(296)	509	308
Gain on sale of division	-	3	25	3
Goodwill amortization**	-	(26)	-	(75)
Corporate expenses and other, net	(26)	(33)	(86)	(114)
Interest expense, net	(30)	(41)	(85)	(125)
Income (loss) from operations before income taxes and distributions on preferred securities of subsidiary trusts	$96	$(393)	$363	$(3)
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

Results of operations - Three months ended September 28, 2002 vs. Three months ended September 29, 2001

Revenues decreased to $2.6 billion in the third quarter of 2002 from $2.8 billion in the third quarter of 2001, primarily due to the divestitures of Automotive Trim (Trim), Turbine Engine Components Textron (TECT) and a number of other businesses that contributed $371 million to the decrease and lower revenue in the Finance segment, partially offset by higher organic sales in most other segments, as more fully discussed in the segment commentary that follows. Net income was $71 million in the third quarter of 2002, compared to a loss of $330 million in the third quarter of 2001. Diluted earnings per share were $0.51 in the third quarter of 2002, compared to a loss of $2.34 in the third quarter of 2001.

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

Effective December 30, 2001, Textron adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under this Statement, goodwill and certain assets with indefinite lives are no longer amortized and must be tested for impairment annually. Textron also adopted the remaining provisions of SFAS No. 141 "Business Combinations" on December 30, 2001, which requires intangible assets that do not meet the new criteria set by this Statement to be classified as goodwill upon adoption. Amortization will continue to be recorded on other intangible assets not classified as goodwill. In the third quarter of 2001, the reported pro forma net loss excluding amortization of goodwill was $307 million, or $2.18 per diluted share. To reflect the adoption of SFAS No. 142 and the fact that the Company does not include amortization of goodwill in its internal evaluation of segment performance, the Company has recast its segment data for comparability by reclassifying goodwill amortization from segment profit in prior periods.

Segment profit of $180 million in the third quarter of 2002 increased $138 million from $42 million in the third quarter of 2001 primarily due to unfavorable 2001 profit adjustments at Bell Helicopter, improved performance, higher pricing, the contribution from higher organic sales, and the benefit of restructuring activities. These increases were partially offset by lower results in the Finance segment and the cost related to the recall, inspection and customer care program in the Aircraft Segment. The preceding items are discussed more fully in the segment commentary that follows. Segment profit represents a measurement used by Textron to evaluate operating performance. Segment profit for manufacturing segments does not include interest, certain corporate expenses, special charges and gains and losses from the disposition of significant business units. The measurement for the Finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust, and excludes special charges. For a reconciliation of segment profit to income (loss) from operations before income taxes and distributions on preferred securities of subsidiary trusts, see Note 14 of Textron's financial statements.

17.

The Aircraft segment's revenues and profit increased $60 million and $115 million, respectively.

  Cessna's revenues increased $43 million primarily due to higher pricing of $31 million (including $13 million related to the expiration of lower introductory pricing on certain business jet models and $6 million of lower trade-in allowances for used aircraft), higher Caravan sales of $16 million, higher used aircraft sales volume of $13 million and higher spare parts and service sales of $6 million. These increases were partially offset by $21 million in lower sales volume of single engine piston aircraft and aircraft engines that have been affected by the weak economy. Profit decreased $6 million from the third quarter of 2001 as pricing of $31 million and the benefit of $16 million from the increase in sales volume and a favorable mix were fully offset by the cost of $31 million related to the recall, inspection and customer care program at the Lycoming aircraft engine business, a higher net write-down of $8 million for used aircraft valuations and start-up costs of $4 million related to the new Sovereign business jet.

In August 2002, Lycoming recalled approximately 950 airplane engines to replace potentially faulty crankshafts manufactured by a third party supplier. In conjunction with a Federal Aviation Administration (FAA) directive, aircraft with these engines have been grounded. After detecting a potentially defective crankshaft in an aircraft beyond the group included in the August recall, Lycoming and the FAA mandated inspection of all turbocharged aircraft with engines that use this specific component. This precautionary measure applies to an additional 736 engines, which will be tested in the field within the next 50 hours of operation or within six months, whichever comes first. Lycoming anticipates that only a portion of the crankshafts in the additional engines will need to be replaced. Lycoming has initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. Lycoming also initiated a program for the inspection and possible replacement of potentially defective zinc-plated bolts manufactured by a third party supplier for use in certain aircraft engines. Textron recorded a total net charge of $31 million related to these matters during the third quarter of 2002. Textron's reserves for the recall, inspection and customer care program are based on management's best estimate as of September 28, 2002. Actual costs could vary depending upon the actual experience of the program, as well as recoveries from third parties.

  Bell Helicopter's revenues increased $17 million as higher revenue of $33 million from the U.S. Government, primarily on the V-22 program, was partially offset by lower commercial sales of $16 million. Sales in the commercial business primarily reflected lower commercial aircraft sales of $19 million and lower sales of $7 million for kits used to modernize older model Huey helicopters, partially offset by higher foreign military sales of $9 million and higher commercial spares and service sales of $3 million. Bell's profit increased $121 million primarily as a result of unfavorable 2001 profit adjustments of $115 million including $95 million related to reduced profitability expectations or losses on certain development and production contracts and $20 million related primarily to receivable and inventory reserve increases. Excluding the 2001 profit adjustments, profit increased $6 million due to higher profit of $4 million in the U. S. Government business and $2 million in the commercial helicopter business. The profit increase for the commercial helicopter business primarily reflected improved contribution of $8 million from higher spares and service sales and lower engineering expense of $7 million, primarily associated with the BA609 program, partially offset by reduced pricing of $5 million related to one commercial helicopter model, increased costs of $3 million on a foreign military contract and lower income of $3 million from Bell's joint venture in the BA609 program.

18.

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

The Fastening Systems segment's revenues and profit increased $22 million and $16 million, respectively. The revenue increase was primarily due to higher sales volume of $27 million and the favorable impact of $6 million from foreign exchange, partially offset by customer price reductions of $7 million and the divestiture of non-core product lines of $3 million. Profit increased primarily due to the contribution of $10 million from the higher sales volume, the benefit of $7 million from restructuring activities and the impact of a $4 million loss on the sale of a non-core product line in the third quarter of 2001, partially offset by customer price reductions of $7 million.

The Industrial Products segment's revenues decreased $2 million while profit increased $33 million. Revenues decreased in most of the segment's businesses primarily due to lower sales volume of $31 million from depressed markets and the divestiture of non-core product lines of $3 million during 2001, partially offset by higher revenue of $27 million in the golf car and turf care business and higher pricing of $4 million. Profit increased primarily due to improved cost performance including a $10 million benefit from restructuring activities and higher pricing of $4 million, partially offset by the impact of an unfavorable sales mix of $11 million.

The Industrial Components segment's revenues decreased $314 million, while profit increased $6 million. Revenues and profit declined $364 million and $8 million, respectively, due to the divestitures of Trim, TECT and several small product lines in 2001. Excluding the divestitures, revenues increased $50 million and profit increased $14 million. The revenue increase was primarily due to higher volume of $55 million at Kautex as a result of new product launches and a stronger automotive market and the favorable impact of $11 million of foreign exchange, partially offset by lower volume of $10 million in the other industrial businesses as a result of soft markets and $5 million of customer price reductions. Excluding the divestitures, the profit increase was primarily due to the contribution of $6 million from the higher sales, improved performance at Kautex and the benefit of $3 million from restructuring activities, partially offset by customer price reductions of $5 million.

19.

The Finance segment's revenues and profit decreased $22 million and $32 million, respectively. Revenues decreased primarily due to a lower average yield of $22 million (7.6% in the third quarter of 2002 compared to 9.1% in the third quarter of 2001) reflecting the lower interest rate environment. Profit decreased primarily due to a higher provision for loan losses of $24 million and lower interest margin of $5 million primarily as a result of higher relative borrowing costs. The increase in the provision for losses reflects higher net charge-offs of $26 million in syndicated bank loans, primarily in the telecommunications industry, franchise finance and aircraft finance. Although management believes it has made adequate provision for anticipated losses, realization of finance assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses of such assets. The current economic conditions will likely put continued pressure on the performance of all finance receivable portfolios.

Special charges and other costs related to restructuring for the third quarter of 2002 were $28 million and $6 million, respectively, compared to $338 million and $11 million, respectively, in the third quarter of 2001. The table below summarizes the special charges which include restructuring expenses associated a) with reducing overhead, and closing, consolidating and downsizing manufacturing facilities, b) corporate personnel reductions and c) outsourcing, consolidating operations and exiting non-core product lines.

	Three Months Ended September 28, 2002
	Restructuring Expense		Fixed Asset	Intangible and
	Severance	Facility and	Impairment	Investment
(In millions)	Costs	Other	Write-Downs	Write-Downs	Total
Aircraft	$ 13	$ -	$ -	$ -	$ 13
Fastening Systems	1	-	2	-	3
Industrial Products	11	-	-	-	11
Industrial Components	-	-	1	-	1
Finance	-	-	-	-	-
Corporate	-	-	-	-	-
	$ 25	$ -	$ 3	$ -	$ 28
	Three Months Ended September 29, 2001
Aircraft	$ 1	$ -	$ -	$ -	$ 1
Fastening Systems	2	1	4	1	8
Industrial Products	3	-	-	317	320
Industrial Components	2	-	-	-	2
Finance	1	-	-	-	1
Corporate	-	-	-	6	6
	$ 9	$ 1	$ 4	$ 324	$ 338

20.

Costs related to restructuring of $6 million in the third quarter of 2002 and $11 million in the third quarter of 2001 are included in segment profit as incurred. For the third quarter of 2002, costs related to restructuring totaled $3 million each for Aircraft and Industrial Products. For the third quarter of 2001, costs related to restructuring totaled $4 million for Industrial Components, $3 million each for Fastening Systems and Industrial Products and $1 million for Aircraft.

In October 2002, Textron announced an expansion of its restructuring program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. The expanded restructuring program, which will include further reductions of about 2,000 employees, is expected to result in additional special charges and costs related to restructuring of about $150 million and should be substantially completed by the end of 2004. The special charges will be taken as each project is formally identified and committed to and the costs related to restructuring will be recorded as incurred. The $150 million in costs will be in addition to the $325 million previously announced, of which $225 million has been incurred as of September 28, 2002. Textron's restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and streamlining of sales and administrative overhead. Restructuring savings were $177 million for the first nine months of 2002 and are expected to be at least $250 million in 2002, $325 million in 2003 and $400 million in 2004.

Under the restructuring program, excluding Trim, Textron has reduced its workforce by approximately 6,400 employees through September 28, 2002, including approximately 2,200 in Industrial Products, 1,800 in Fastening Systems, 1,200 in Industrial Components, 1,000 in Aircraft and 200 in Finance and Corporate. Textron expects a total reduction of at least 9,500, excluding Trim, representing approximately 16% of its global workforce since the restructuring was first announced. Through the consolidations, Textron has approved the closing of 91 facilities, including 42 manufacturing plants representing over 3.5 million square feet of manufacturing floor space. As of September 28, 2002, 65 facilities, including 29 manufacturing plants, have been closed primarily in the Industrial Components, Industrial Products and Fastening Systems segments.

Corporate expenses and other, net decreased $7 million primarily due to lower costs of $5 million as a result of organizational changes made in the third quarter of 2001, higher income of $4 million related to retirement plans and royalty income of $3 million in 2002 related to the divestiture of Trim, partially offset by an increase of $4 million in product liability reserves related to discontinued operations.

Interest expense, net decreased $11 million primarily due to a lower level of average debt primarily as a result of the pay down of debt with the proceeds from the divestiture of Trim and the benefit of a lower interest rate environment.

21.

Income taxes - The effective tax rate for the third quarter of 2002 decreased to 19.8% primarily due to the $12 million impact of a tax refund as a result of the settlement of a prior year tax dispute. Excluding the impact of the refund, the effective tax rate was 31.5% compared to 35.2% in the third quarter of 2001 excluding the impact of the goodwill write-off. The 3.7% decrease is primarily due to a decrease of 4.9% in the effective tax rate from the elimination of goodwill amortization under SFAS No. 142, which is primarily a non-tax deductible expense, and a favorable change in the tax law related to the deductibility of dividends paid on company stock held by an employee stock ownership plan that reduced the effective tax rate by 2.8% (1.6% of this reduction represents a nonrecurring benefit upon implementation of the new tax law). These were partially offset by an increase in the foreign tax rate of 2.4% and a lower R&D credit of 1.1%.

Results of operations - Nine months ended September 28, 2002 vs. Nine months ended September 29, 2001

Revenues decreased to $7.8 billion in the first nine months of 2002 from $9.1 billion in the first nine months of 2001, primarily due to the divestitures of Trim, TECT and a number of other businesses that contributed $1.3 billion to the decrease and softer sales in most of Textron's segments, partially offset by higher sales in the Aircraft segment, as more fully discussed in the segment commentary that follows. Income before cumulative effect of change in accounting principle, net of income taxes, was $233 million for the first nine months of 2002, compared to a loss of $91 million for the first nine months of 2001. Diluted earnings per share before cumulative effect of change in accounting principle, net of income taxes, were $1.66, compared to a loss of $0.65 for the first nine months of 2001.

Textron recorded a net loss of $255 million in the first nine months of 2002, compared to a net loss of $91 million in the first nine months of 2001. The net loss for the first nine months of 2002 included the cumulative effect of a change in accounting principle, net of income taxes, of $488 million. In the first nine months of 2001, the pro forma net loss excluding amortization of goodwill was $24 million, or $0.17 per diluted share.

During the second quarter of 2002, Textron recorded an after-tax transitional goodwill impairment charge of $488 million, which is reported in the caption "Cumulative effect of change in accounting principle, net of income taxes" retroactive to the beginning of fiscal year 2002. This after-tax charge relates to the following segments: $274 million in Industrial Products; $111 million in Industrial Components; $88 million in Fastening Systems; and $15 million in Finance. For Industrial Products, the primary factor resulting in the impairment charge was the difficult economic environment in the telecommunication industry which has experienced a significant decline in demand. This decline has resulted in lower sales and operating margins than originally anticipated with the acquisitions of the InteSys and Tempo businesses. For Industrial Components and Fastening Systems, the primary factor was the decline in demand in certain industries in which these segments operate due to the economic slowdown. The Finance segment's impairment charge was in its franchise finance division and was primarily the result of decreasing loan volumes and an unfavorable securitization market. No impairment charge was appropriate for these segments under the previous goodwill impairment accounting standard, which Textron applied based on undiscounted cash flows.

22.

Segment profit of $573 million in the first nine months of 2002 decreased $150 million from $723 million in the first nine months of 2001 primarily due to an unfavorable mix, the divestitures of Trim and TECT, which contributed $87 million to the decrease, lower results in the Finance segment, low volume manufacturing inefficiencies, an increase in reserves for receivables and inventory and the cost related to the recall, inspection and customer care program at the aircraft engine business. These decreases were partially offset by unfavorable 2001 profit adjustments at Bell Helicopter, the benefit of restructuring activities and higher pricing. The preceding items are discussed more fully in the segment commentary that follows.

The Aircraft segment's revenues and profit increased $150 million and $114 million, respectively.

  Cessna's revenues increased $150 million primarily due to higher used aircraft sales volume of $77 million, higher pricing of $68 million (including $40 million related to the expiration of lower introductory pricing on certain business jet models), higher Citation business jet volume of $61 million, higher spare parts and service sales of $15 million and higher Caravan sales of $10 million. These increases were partially offset by $75 million in lower sales volume of single engine piston aircraft and aircraft engines that have been affected by the weak economy. Profit increased $13 million primarily as a result of pricing of $68 million, a benefit of $26 million from the changes in sales volume and a favorable mix and lower engineering expenses of $4 million, partially offset by the cost of $36 million related to the recall, inspection and customer care program at the Lycoming aircraft engine business (as more fully described in the Aircraft segment commentary on page 17), a higher net write-down of $13 million for used aircraft valuations, start-up costs of $12 million related to the new Sovereign business jet, higher LIFO expense of $8 million and the impact of higher overhead rates.

  Bell Helicopter's revenues were unchanged as higher revenue of $67 million from the U.S. Government, primarily on the V-22 program, was offset by lower commercial sales of $67 million. Sales in the commercial business primarily reflected lower commercial aircraft sales of $64 million, lower foreign military sales of $17 million and lower sales of $8 million for kits used to modernize older model Huey helicopters, partially offset by higher commercial spares and service sales of $35 million. Bell's profit increased $101 million primarily as a result of unfavorable 2001 profit adjustments of $124 million including $104 million related to reduced profitability expectations or losses on certain development and production contracts and $20 million related primarily to receivable and inventory reserve increases. Excluding the 2001 profit adjustments, profit decreased $23 million as a result of lower profit of $36 million in the commercial helicopter business, partially offset by 2001 expenses of $8 million associated with outsourcing certain operations and higher profit of $5 million in the U.S. Government business. Lower profit of $36 million in the commercial helicopter business primarily reflected reduced pricing of $20 million related to one commercial helicopter model, a lower contribution of $18 million from the decrease in commercial helicopter sales, increased production and warranty costs of $14 million, increased reserves for receivables of $10 million, lower income of $8 million from a joint venture partner related to the BA609 program and increased costs of $7 million on a foreign military contract, partially offset by lower engineering expense of $25 million primarily associated with the BA609 program and a benefit of $16 million related to the higher spares and service sales.

23.

The Fastening Systems segment's revenues and profit decreased $68 million and $33 million, respectively. The revenue decrease was primarily due to the divestiture of non-core product lines of $28 million, customer price reductions of $23 million and lower sales volume of $20 million from depressed markets, partially offset by the favorable impact of foreign exchange of $3 million in its European operations. Profit decreased primarily due to low volume manufacturing inefficiencies, customer price reductions of $23 million and a reduced contribution of $13 million from the lower sales, partially offset by the benefit of $24 million from restructuring activities, the favorable impact of a $7 million customer warranty issue in the second quarter of 2001 and the impact of a $6 million loss on the sale of non-core product lines in 2001.

The Industrial Products segment's revenues and profit decreased $119 million and $50 million, respectively. Revenues decreased in most of the segment's businesses primarily due to lower sales of $144 million from depressed markets and the divestiture of non-core product lines of $18 million during 2001, partially offset by higher revenues of $27 million in the aerospace and defense business and higher pricing of $12 million. Profit decreased primarily due to a reduced contribution of $86 million from the lower sales volume and an unfavorable mix, a $39 million increase in receivables and inventory reserves and the nonrecurring impact of a gain of $5 million on the sale of a product line in 2001, partially offset by improved cost performance, including the benefit of $39 million from restructuring activities, higher pricing of $12 million and the favorable impact of $7 million from losses recorded in 2001 related to divested product lines.

The Industrial Components segment's revenues and profit decreased $1.241 billion and $108 million, respectively. Revenues and profit declined $1.287 billion and $86 million, respectively, due to the divestitures of Trim, TECT and several small product lines in 2001. Excluding the divestitures, revenues increased $46 million while profit decreased $22 million. The revenue increase was primarily due to higher sales volume of $108 million at Kautex, primarily as a result of new product launches and a stronger automotive market, and the favorable impact of foreign exchange of $3 million, partially offset by lower volume of $47 million in the industrial businesses as a result of soft markets and customer price reductions of $18 million. Excluding the divestitures, the profit decrease was primarily due to low volume manufacturing inefficiencies, customer price reductions of $18 million and the nonrecurring impact of a gain of $7 million on the sale of a product line in 2001, partially offset by the benefit of $16 million from restructuring activities.

The Finance segment's revenues and profit decreased $64 million and $73 million, respectively. Revenues decreased primarily due to a lower average yield of $80 million (7.6% in the first nine months of 2002 compared to 9.6% in the first nine months of 2001) reflecting the lower interest rate environment, partially offset by higher fee income of $10 million and higher operating lease revenue of $6 million. Profit decreased primarily due to a higher provision for loan losses of $56 million and higher operating expenses of $23 million, partially offset by higher interest margin of $6 million. The increase in the provision for losses reflects higher net charge-offs of $48 million and the strengthening of the allowance for losses on receivables. Higher net charge-offs were primarily related to syndicated bank loans, small business finance, aircraft finance and liquidating portfolios. The increase in operating expenses was primarily related to higher legal and collection expenses of $10 million, higher expenses of $8 million related to growth in managed receivables and higher operating lease depreciation of $5 million.

24.

The Finance segment's nonperforming assets include non-accrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. During the first nine months of 2002, nonperforming assets increased $72 million to 2.98% of finance assets from 2.13% at December 29, 2001. The significant components of this increase include $37 million in highly-collateralized aircraft loans, $17 million in media finance, $17 million in resort finance and $14 million in syndicated bank loans. The increases in net charge-offs and nonperforming assets in syndicated bank loans are primarily related to the telecommunications industry, which has experienced economic weakness. The allowance for losses on receivables as a percentage of nonaccrual finance receivables was 92% at September 28, 2002, compared to 126% at December 29, 2001. The decrease in the percentage reflects management's assessment of the adequacy of collateral values supporting the increase in nonaccrual finance receivables at September 28, 2002. The current economic conditions will likely put continued pressure on the performance of all finance receivable portfolios.

Special charges and other costs related to restructuring for the first nine months of 2002 were $64 million and $13 million, respectively, compared to $415 million and $27 million, respectively, in the first nine months of 2001. The table below summarizes the special charges which include restructuring expenses associated a) with reducing overhead, and closing, consolidating and downsizing manufacturing facilities, b) corporate personnel reductions and c) outsourcing, consolidating operations and exiting non-core product lines.

25.

	Nine Months Ended September 28, 2002
	Restructuring		Fixed Asset	Intangible and
	Severance	Facility and	Impairment	Investment
(In millions)	Costs	Other	Write-Downs	Write-Downs	Total
Aircraft	$ 22	$ -	$ 2	$ -	$ 24
Fastening Systems	5	1	3	-	9
Industrial Products	13	2	9	-	24
Industrial Components	4	1	1	-	6
Finance	-	-	-	-	-
Corporate	1	-	-	-	1
	$ 45	$ 4	$ 15	$ -	$ 64
	Nine Months Ended September 29, 2001
Aircraft	$ 1	$ -	$ -	$ -	$ 1
Fastening Systems	19	2	18	2	41
Industrial Products	14	-	2	317	333
Industrial Components	22	-	4	-	26
Finance	2	1	-	-	3
Corporate	2	-	-	9	11
	$ 60	$ 3	$ 24	$ 328	$ 415

Costs related to restructuring of $13 million in the first nine months of 2002 and $27 million in the first nine months of 2001 are included in segment profit as incurred. For the first nine months of 2002, costs related to restructuring totaled $5 million for Industrial Products, $3 million each for Aircraft, and Fastening Systems and $2 million for Industrial Components. For the first nine months of 2001, costs related to restructuring totaled $9 million for Aircraft, $8 million for Industrial Components, $6 million for Industrial Products and $4 million for Fastening Systems.

Corporate expenses and other, net decreased $28 million primarily due to royalties of $10 million in 2002 related to the Trim divestiture, a favorable adjustment to incentive compensation accruals of $5 million, lower costs of $5 million as a result of organizational changes made in the third quarter of 2001 and higher income of $4 million related to retirement plans, partially offset by an increase of $7 million in product liability reserves related to discontinued operations.

Interest expense, net decreased $40 million primarily due to the benefit of $31 million as a result of a lower level of average debt primarily from the pay down of debt with the proceeds from the divestiture of Trim and the benefit of a lower interest rate environment and the receipt of $5 million for accumulated interest on the preferred shares that C&A repurchased.

26.

Income taxes - The effective income tax rate for the first nine months of 2002 decreased to 30.6% primarily due to the $12 million impact of a tax refund as a result of the settlement of a prior year tax dispute, partially offset by the impact of a gain in the second quarter of 2002 related to the divestiture of Trim. Excluding the impact of these adjustments, the effective tax rate for the first nine months of 2002 was 31.5% compared to 35.2% in the first nine months of 2001. The 3.7% decrease is primarily due to a decrease of 4.9% in the effective tax rate from the elimination of goodwill and certain other intangible asset amortization under SFAS No. 142, which is primarily a non-tax deductible expense, and a favorable change in the tax law related to the deductibility of dividends paid on company stock held by an employee stock ownership plan that reduced the effective tax rate by 2.8% (1.6% of this reduction represents a nonrecurring benefit upon implementation of the new tax law). These were partially offset by an increase in the foreign tax rate of 2.4% and a lower R&D credit of 1.1%.

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 14, respectively. Textron Manufacturing's operating cash flow includes net dividends received from Textron Finance of $53 million and $34 million for the first nine months of 2002 and 2001, respectively. The increase was due to excess capital at Textron Finance that resulted from slower than anticipated receivable growth in 2002 and the return of capital to Textron Manufacturing associated with the sale of a finance receivable portfolio. Dividend payments to shareholders for the first nine months of 2002 amounted to $137 million.

Textron Manufacturing's debt (net of cash) to total capital ratio was 31% at September 28, 2002 an increase from 28% at year end. The ratio is expected to trend back to the high-20% range, consistent with Textron's financial target ratio.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. None of these lines of credit were used at September 28, 2002. Of Textron Manufacturing's $1.5 billion total lines of credit, those not reserved as support for commercial paper totaled $1.3 billion at September 28, 2002. During the second quarter of 2002, Textron Manufacturing entered into a new primary revolving credit facility for $1.5 billion, of which $500 million will expire in 2003 and $1 billion will expire in 2007. Under this revised facility, Textron Manufacturing has retained substantially the same financial covenants, but is no longer subject to a material adverse condition clause at every borrowing. Textron Finance has bank lines of credit of $1.5 billion, of which $500 million expires in 2003 and $1.0 billion expires in 2006. Unused lines of credit not reserved as support for commercial paper were $270 million at September 28, 2002 compared to $875 million at December 29, 2001. The decrease in Textron Finance's unreserved portion of the unused lines of credit is mostly attributable to the pay down and termination of the short-term revolving note agreement with Textron Manufacturing that provided temporary use of cash proceeds from the sale of the Automotive Trim business. Both $500 million facilities include one-year term out options that effectively extend their expiration into 2004.

27.

During the second quarter of 2002, Textron Manufacturing issued $300 million in notes under Textron Inc.'s existing shelf registration filed with the SEC, leaving $900 million available under this registration statement. The proceeds from the issuances are expected to be used for general corporate purposes. During the third quarter of 2002, Textron Manufacturing paid off $500 million of maturing notes with a combination of cash and the proceeds from commercial paper issuances.

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion. Under this facility, Textron Finance issued $1.2 billion of term notes in the first nine months of 2002, primarily in the U.S. and Canadian markets, that mature in 2003 through 2007. The proceeds from the issuances were used to refinance maturing commercial paper and long-term debt. At September 28, 2002, Textron Finance had $1.8 billion available under this facility.

During the first nine months of 2002, Textron Finance received net proceeds from the securitizations of $185 million of small business finance receivables (on a revolving basis), $112 million of resort finance receivables, $75 million of distribution finance receivables (on a revolving basis), and $38 million of golf equipment receivables. These securitizations provided Textron Finance with an alternate source of liquidity. Textron Finance used the proceeds from the securitizations to retire commercial paper. In connection with the outstanding $238 million revolving securitization of small business finance receivables, Textron Finance is obligated to repurchase a certain class of loans if Textron Finance's credit rating drops below BBB. Such loans amounted to $43 million at September 28, 2002. Textron Finance has no other repurchase obligations in connection with any other securitization transactions. Textron Finance anticipates that it will enter into additional securitization transactions during the remainder of 2002.

During the fourth quarter of 2001, certain of Textron's commercial paper and long-term debt credit ratings were downgraded by one of the three rating agencies that rate Textron's credit facilities. Although Textron's borrowing spreads have increased as a result of the downgrades, Textron continues to have access to the commercial paper, long-term debt and securitization markets. Further downgrades in Textron's ratings could increase borrowing spreads or limit its access to these markets. In addition, Textron's revolving bank line of credit agreements contain certain financial covenants with which Textron must comply in order to maintain its ability to borrow under the facilities. Textron was in full compliance with such covenants at September 28, 2002. Textron believes that it has adequate credit facilities and access to credit markets to meet its long-term financing needs.

During the second quarter of 2002, Textron Manufacturing renegotiated the terms of the equity forward contract in Textron stock that is intended to hedge the earnings and cash volatility of compensation granted in Textron stock. The new strike price is $49.09 for 2,262,667 shares. Textron Manufacturing's exposure under this hedge is approximately $32 million at September 28, 2002.

28.

Under its Board authorized share repurchase program, Textron repurchased 4,535,000 shares of common stock during the first nine months of 2002 at an aggregate cost of $198 million. Taking into consideration minor timing differences in settlement, Textron used $204 million in cash to purchase its common stock during the first nine months of 2002. Textron utilized the proceeds of the sale of the Trim division for these repurchases.

During the second quarter 2002, Textron received $115 million in proceeds from C&A related to the sale of the Trim division, as discussed more fully in Note 10 of Textron's financial statements. The proceeds were utilized for general corporate purposes, including the paying down of debt. As of September 28, 2002, Textron held 7.2 million shares of C&A common stock with a gross carrying value of $65 million, or $9 per share. As of September 28, 2002, the market value of C&A common stock had dropped to $3.70 per share, and Textron recognized an unrealized loss of $25 million, net of taxes, as a component of accumulated other comprehensive loss. Textron will continue to review these shares for impairment based on the duration of the market decline and the financial health and prospects of C&A. During October 2002, the market value of these shares has fluctuated between $2.55 and $3.65 per share. Should it be determined that the decline in the market value of these shares is other than temporary, any unrealized loss as of the date of such determination will be recognized and charged to income.

Management believes that Textron will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations will continue to be more than sufficient to meet its operating needs and to finance growth.

Forward-looking Information: Certain statements in this release and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans, (b) changes in worldwide economic and political conditions that impact interest and foreign exchange rates, (c) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers, (d) government funding and program approvals affecting products being developed or sold under government programs, (e) cost and delivery performance under various program and development contracts, (f) the adequacy of cost estimates for various customer care programs including servicing warranties, (g) successful implementation of supply chain and other cost reduction programs, (h) the timing of certifications of new aircraft products, (i) the occurrence of further downturns in customer markets to which Textron products are sold or supplied, (j) Textron's ability to offset, through cost reductions, raw material price increases and pricing pressure brought by original equipment manufacturer customers, (k) the availability and cost of insurance, (l) pension plan income falling below current forecasts, (m) Textron Financial's ability to maintain credit quality and control costs; and (n) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies.

29.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in Textron's exposure to market risk during the first nine months of 2002. For discussion of Textron's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in Textron's Annual Report incorporated by reference in Form 10-K for the calendar year 2001.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
 Within the 90 days prior to the date of this report, Textron carried out an evaluation, under the supervision and with the participation of Textron's management, including its Chairman, President and Chief Executive Officer (the "CEO") and its Executive Vice President and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of Textron's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")). Based upon that evaluation, the CEO and CFO concluded that the Textron's disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by Textron in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to Textron's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
 There have been no significant changes in Textron's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

30.

30.

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

As previously reported, on April 26, 2002, a lawsuit was filed in the United States District Court in Rhode Island on behalf of Joel Rosen, who claims to be a Textron shareholder, suing on his own behalf and on behalf of a proposed class of Textron shareholders, against Textron and certain present and former officers of Textron and Bell Helicopter. The lawsuit alleges that the defendants violated antifraud provisions of the federal securities laws by making material representations or omissions between October 19, 2000, and September 26, 2001, in connection with Bell Helicopter's V-22 and H-1 programs. The plaintiff seeks unspecified compensatory damages. An identical complaint was subsequently filed by another Textron shareholder. On September 26, 2002, the Court consolidated the two cases and appointed as lead plaintiff three affiliated pension funds for International Brotherhood of Teamsters, Local 710 (referred to as "Local 710 Pension Fund.") The parties have agreed to a schedule that requires plaintiff to file any amended complaint by mid-November. Textron believes this lawsuit is without merit and intends to defend it vigorously.

As previously reported, on November 1, 2001, Cone Drive Operations, Inc., a subsidiary of Textron, received a notice from the Michigan Department of Environmental Quality (MDEQ) relating to groundwater contamination discharging from Cone Drive's Traverse City, Michigan plant in excess of MDEQ surface water protection criteria. On August 15, 2002, Cone Drive resolved this matter by entering into an amendment to an existing consent order with the MDEQ. The amended consent order requires Cone Drive to pay a fine of $145,000, contribute $20,000 for area watershed protection, and undertake additional investigatory and remedial measures.

31.

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
On July 31, 2002, Textron filed a current report on Form 8-K (Item 9) to furnish a Regulation FD disclosure.

32.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	November 8, 2002	s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)

33.

CERTIFICATIONS

I, Lewis B. Campbell, Chairman, President and Chief Executive Officer of Textron Inc. (the "Company") certify that:

  I have reviewed this quarterly report on Form 10-Q of Textron Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  valuated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	s/Lewis B. Campbell
Lewis B. Campbell
Chairman, President and Chief Executive Officer

34.

I, Ted R. French, Executive Vice President and Chief Financial Officer of Textron Inc. (the "Company") certify that:

  I have reviewed this quarterly report on Form 10-Q of Textron Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	s/Ted R. French
Ted R. French
Executive Vice President and Chief Financial Officer

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