Form 10-K
period 2002-12-28
TEXTRON INC
filed 2003-02-27
CIK 217346

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 28, 2002
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

                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                              Name of Each Exchange on
     Title of Class                                               Which Registered
     --------------                                               ----------------
Common Stock - par value 12 1/2(cent)(135,966,744 shares       New York Stock Exchange
      outstanding at February 15, 2003);                       Pacific Stock Exchange
Preferred Stock Purchase Rights                                Chicago Stock Exchange

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes [X]. No [ ].

         The aggregate market value of voting stock held by non-affiliates of the registrant is $5,098,198,494 as of February 15, 2003.

         Portions of Textron's Annual Report to Shareholders for the fiscal year ended December 28, 2002, are incorporated by reference in Parts I and II of this Report. Portions of Textron's Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2003, are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1.     BUSINESS OF TEXTRON

BUSINESS SEGMENTS

         We are a global multi-industry company with operations in five business segments - Aircraft, Fastening Systems, Industrial Components, Industrial Products and Finance. Our business segments include operations that are unincorporated divisions of Textron Inc. or its subsidiaries and others that are separately incorporated subsidiaries.

AIRCRAFT SEGMENT

Bell Helicopter

         Bell is one of the largest suppliers of helicopters, tiltrotors, spare parts and helicopter-related services in the world. Bell manufactures military and commercial helicopters and military tiltrotors. A commercial tiltrotor model is also in development. Bell's revenues accounted for approximately 15%, 13% and 12% of our total revenues in 2002, 2001 and 2000.

         Bell supplies advanced military helicopters and support (including spare parts, support equipment, technical data, trainers, pilots and maintenance training, component repairs, aircraft modifications, contractor maintenance and field and product support engineering services) to the U.S. Government and to military customers outside the U.S. Bell is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company, the only supplier of tiltrotors. Bell makes military sales to non-U.S. customers only with the concurrence of the U.S. State Department.

         Bell is teamed with The Boeing Company to develop, produce and provide life cycle support for the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. In December 2001, the Department of Defense signed an Acquisition Decision Memorandum allowing the V-22 program to proceed at low-rate production levels and requiring additional flight testing. In May 2002, the V-22 returned to flight as part of this test program. In August 2002, Bell was awarded a modification to its contract for the next two lots, totaling twenty aircraft.

         Bell is engaged in the engineering and manufacturing development stage of the H-1 upgrade program for the U.S. Marine Corps. This program will produce an advanced attack and a utility model helicopter, the AH-1Z and UH-1Y, which are uniquely designed to have 84% parts commonality.

         Bell is also a leading supplier of commercially certified helicopters to corporate, offshore, utility, charter, police, fire, rescue and emergency medical helicopter operators.

         Bell is a member of Bell/Agusta Aerospace Company, L.L.C., a joint venture with Agusta, Italy's leading helicopter manufacturer, for the design, manufacture, sale and customer support of a commercial tiltrotor, the BA609, and a new medium twin-engine helicopter, the AB139. BA609 development is progressing with ground run testing having commenced in December 2002. AB139 certification is expected in late 2003 or early 2004 with deliveries beginning immediately thereafter. The AB139 was recommended by Integrated Coast Guard Systems to be the new helicopter solution for the U.S. Coast Guard's Deepwater Program.

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

Cessna Aircraft Company

         Based on unit sales, Cessna is the world's largest manufacturer of general aviation aircraft. Cessna currently has four major product lines:
Citation business jets, single engine turboprop Caravans, Cessna single engine piston aircraft and after-market services. Cessna's revenues accounted for approximately 31%, 26% and 23% of our total revenues in 2002, 2001 and 2000.

         The family of business jets currently produced by Cessna includes the Citation CJ1, Citation CJ2, Citation Bravo, Citation Encore, Citation Excel, and Citation X. The Citation X is the world's fastest business jet with a maximum operating speed of Mach .92. By the end of 2002, Cessna had delivered its 3,868th business jet. Under development are the mid-size Citation Sovereign, the light-size Citation CJ3 and entry-level Citation Mustang. First customer deliveries of the Citation Sovereign and Citation CJ3 are scheduled in early and late 2004, respectively. First customer deliveries of the Citation Mustang are anticipated in the fourth quarter 2006.

         The Cessna Caravan is the world's best selling utility turboprop. More than 1,356 Caravans have been sold by Cessna since the first Caravan was delivered in 1985. Caravans are offered in four models: the Grand Caravan, the Super Cargomaster, the Caravan Floatplane and the Caravan 675. Caravans are used in the U.S. primarily to carry overnight express package shipments. International uses of Caravans include humanitarian flights, tourism and freight.

         Cessna now has six models in its single engine piston product line: the four-place 172 Skyhawk, 172 Skyhawk SP, 182 Skylane and Turbo 182 Skylane, and the six-place 206 Stationair and T206 Turbo Stationair. By the end of 2002, Cessna had delivered 4,327 single engine piston aircraft since deliveries were restarted in 1997.

         Reliability and product support are significant factors in the sale of these aircraft. The Citation family of aircraft is supported by 11 Citation Service Centers owned and operated by Cessna, along with authorized independent service stations and centers in more than 16 countries throughout the world. The Cessna-owned Service Centers provide customers 24 hour a day service and maintenance. Cessna Caravan and single engine piston customers receive product support through independently owned service stations and 24 hour a day spare parts support through Cessna.

         Cessna markets its products worldwide primarily through its own sales force, as well as through a network of authorized independent sales representatives, depending upon the product line. Cessna has several competitors in the business jet market. Cessna's aircraft compete with other aircraft that vary in size, speed, range, capacity, handling characteristics, and price.

         Cessna engages in the business jet fractional ownership market through a joint venture with TAG Aviation S.A., a worldwide aircraft management and charter enterprise. This program, called CitationShares, offers shares of Citation aircraft primarily in the eastern United States.

         Cessna's results include the Lycoming engine business. Lycoming is the world leader in the design, manufacture and overhaul of reciprocating piston aircraft engines for the global general aviation market. Lycoming has delivered more than 300,000 horizontally opposed engines. Lycoming sells new products directly to general aviation airframe manufacturers, including The New Piper Aircraft, Robinson Helicopter, and EADS SOCATA, a division of Aerospatiale. Lycoming is also the exclusive supplier of engines for Cessna's product line of new single engine aircraft. Aftermarket sales are made to the more than 180,000 existing owners of Lycoming products through a worldwide network of independently owned distributors.

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

         TFS is a major global supplier and distributor of engineered fasteners, components and services to original equipment manufacturers, contract producers, component manufacturers and distributors. TFS provides products, services and solutions that simplify manufacturing processes and maximize efficiencies resulting in lower total system costs to the customer. Revenues of TFS accounted for approximately 16%, 14% and 15% of our total revenues in 2002, 2001 and 2000.

         TFS produces engineered threaded fasteners, blind fastening installation tools, aerospace fasteners, construction fasteners and tooling, cold formed components, clips, cage nuts, engineered and laser weld assemblies, metal stampings, blind fastening systems, and precision fine blanked products. These products are produced and sold under a variety of brand names including Avdel, Boesner, BSK, Camcar, Cherry, Elco, Ring Screw, Sukosim, Valmex and VBF. TFS also provides its customers with supply chain management services through global vendor managed inventory programs, plant provider programs, warehouse and JIT (just-in-time) programs, and sourcing. TFS offers a wide range of design and engineering services to its customers, and derives a portion of its revenue from licensing selected intellectual property assets to third parties.

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

INDUSTRIAL PRODUCTS SEGMENT

E-Z-Go

         E-Z-Go designs, manufactures and sells golf cars and off-road utility vehicles powered by electric and internal combustion engines under the E-Z-Go name, as well as multipurpose utility vehicles under the E-Z-Go and Cushman brand names.

         E-Z-Go's commercial customers consist primarily of golf courses, resort communities and municipalities, as well as commercial and industrial users such as airports and factories. E-Z-Go's off-road utility vehicles and golf cars are also sold into the consumer market. Sales are made through a network of distributors and directly to end-users. Many of E-Z-Go's sales are financed through Textron Financial Corporation.

         E-Z-Go has two major competitors for golf cars, and a number of smaller competitors for utility vehicles. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

Greenlee

         Our Greenlee group consists of Greenlee and Klauke. These businesses manufacture powered equipment, electrical test instruments, hand and hydraulic powered tools and electrical connectors under the Greenlee, Fairmont and Klauke brand names. The products are principally used in electrical construction and maintenance, telecommunications and plumbing industries, and are distributed through a global network of sales representatives and distributors. Our Greenlee group faces competition from numerous manufacturers based primarily on price, quality, performance, reliability, delivery and reputation.

Jacobsen

         Jacobsen designs, manufactures and sells professional turf maintenance equipment, lawn care machinery and specialized industrial vehicles. Major brand names include Ransomes, Jacobsen, Cushman, Ryan, Steiner, Brouwer, Bunton and Bob-Cat.

         Jacobsen's commercial customers consist primarily of golf courses, resort communities and municipalities, as well as commercial and industrial users such as airports, factories and professional lawn care services. Sales are made through a network of distributors and directly to end-users. Many sales are financed through Textron Financial Corporation as an additional source of revenue to Textron and for marketing purposes.

         Jacobsen has two major competitors for professional turf maintenance equipment, and a number of smaller competitors for specialized industrial vehicles and professional lawn care machinery. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

OmniQuip

         OmniQuip produces telescopic material handlers under the trade names SkyTrak and Lull. OmniQuip divested its Snorkel aerial work platform product line in December 2002.

         Large national equipment rental fleets account for approximately 17% of OmniQuip's sales. Remaining sales are through independent distributors and rental centers. End-users are usually construction sub-contractors such as masons, framers, steel erectors and roofers. OmniQuip competes in a fragmented market against a variety of manufacturers. Competition is based primarily on price, quality, product support, performance, delivery and reputation.

Tempo

         Our Tempo group supplies test and measurement equipment to the data, signal and voice market. InteSys Technologies, a leading source of injection-molded components and assemblies for telecommunications and other markets, also is part of the Tempo group.

         Tempo and InteSys products are distributed through a global network of distributors and sales representatives and directly to original equipment manufacturers. The Tempo group faces competition from numerous manufacturers based primarily on price, quality, performance, reliability, delivery and reputation.

Textron Systems

         Textron Systems, a primary supplier to the defense and aerospace markets, manufactures "smart" weapons, airborne and ground-based surveillance systems, aircraft landing systems, hovercraft, search and rescue vessels, armored vehicles and turrets, and aircraft and missile control actuators, valves and related components. While Textron Systems sells most of its products directly to U.S. customers, it also sells an increasing number of products through a growing, global network of sales representatives and distributors. Textron Systems operates in over thirty-five countries.

         Actuation products for the aerospace, defense and industrial markets are sold under trade names of HR Textron and APCO. Specialty marine, land vehicle, and turret products are sold under trade names of Textron Marine & Land Systems and Cadillac Gage. Weapons, surveillance, and landing systems are sold under the Textron Systems name.

INDUSTRIAL COMPONENTS SEGMENT

Kautex

         Kautex is a leading manufacturer of blow-molded fuel systems and other blow-molded parts for automobile original equipment manufacturers and other industrial customers throughout Europe, North America, South America and parts of Asia. In 2001, Kautex established a majority-owned joint venture in Hiroshima, Japan, to manufacture fuel systems for Mazda, and production began in early 2002. In 2002, Kautex established a wholly owned subsidiary in Shanghai, China, and has begun to supply the General Motors joint venture in Shanghai. In Germany, Kautex produces containers and sheeting for household and industrial uses. In North America, Kautex also produces metal fuel filler systems.

         Kautex also manufactures windshield and headlamp washer systems, engine camshafts and vibration damper components, automatic assembly machines and systems, perishable tools and abrasives, and hydraulic components for the North American industrial markets. Revenues of Kautex accounted for approximately 12%, 9% and 9% of our total revenue in 2002, 2001 and 2000.

         Kautex has a number of competitors worldwide, some of whom are owned by the automotive original equipment manufacturers that comprise Kautex's targeted customer base. Competition is typically based on a number of factors including price, quality, reputation, prior experience and available manufacturing capacity.

Textron Fluid Handling Products

         Our Textron Fluid Handling Products business, which includes David Brown Union Pumps, David Brown Hydraulics, Maag Pump Systems, and David Brown Guinard Pumps, designs and manufactures industrial pumps for oil, gas, petrochemical and polymer industries. These products are sold to original equipment manufacturers, distributors and end-users. Textron

Fluid Handling Products faces competition from other manufacturers based primarily on price, quality, product support, performance, delivery and reputation.

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

FINANCE SEGMENT

         Our Finance segment consists of Textron Financial Corporation and its subsidiaries. Textron Financial Corporation is a diversified commercial finance company with core operations in six segments:

- Aircraft Finance provides financing for new and used Cessna business jets and piston-engine airplanes, Bell helicopters, and other general aviation aircraft;

- Resort Finance extends loans to developers of vacation interval resorts and recreational and residential land lots, secured primarily by notes receivable and interval and land lot inventory;

- Distribution Finance offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products;

- Golf Finance makes mortgage loans for the acquisition and refinancing of golf courses and provides term financing for E-Z-GO Golf Cars and Textron Turf Care equipment;

- Asset-Based Lending pursues two types of lending secured primarily by accounts receivable and inventory: general purpose asset-based lending, which provides asset-based loans to smaller middle-market companies that manufacture or distribute finished goods, and specialty asset-based lending, which factors freight bills and utility service receivables, and extends asset-based loans to small niche-oriented finance companies; and

- Structured Capital engages in tax-oriented, long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

         Textron Financial Corporation's other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing. Some of these ancillary services are offered through Asset Control LLC and TBS Business Services, Inc.

         Textron Financial Corporation's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial Corporation's services are offered primarily in North America. However, Textron Financial Corporation does finance Textron products worldwide, principally Bell helicopters and Cessna aircraft. Of the $1.2 billion of Textron's sales that were financed by Textron Financial Corporation in 2002, $104 million were operating leases.

         Textron Financial Corporation's nonperforming assets include nonaccrual finance receivables and repossessed assets with the exception of certain finance receivables for which Textron Financial Corporation has recourse to Textron. While Textron Financial Corporation does not classify these accounts as nonperforming assets, these accounts are evaluated for collectibility, and any allowance for loan losses deemed necessary is established at the manufacturing level. During 2002, nonperforming assets increased $84 million to 3.33% ($218 million) of finance assets from 2.13% ($134 million) at December 29, 2001. The significant components of this increase include $35 million in resort finance, $21 million in aircraft finance, $17 million in media finance and $12 million in franchise finance. Textron Financial Corporation estimates that nonperforming assets will generally be in the range of 2% to 4% of finance assets depending on economic conditions. Textron Financial Corporation expects modest improvements in portfolio quality as it liquidates certain portfolios. However, a prolonged economic downturn could have a negative effect on the overall portfolio quality. The allowance for losses on receivables as a percentage of nonaccrual finance receivables was 92% at December 28, 2002, compared to 126% at December 29, 2001. The decrease in the percentage represents an increase in nonaccrual finance receivables at December 28, 2002, supported by strong collateral.

         The commercial finance businesses in which Textron Financial Corporation operates are highly fragmented and extremely competitive. Textron Financial Corporation is subject to competition from various types of financing institutions, including banks, leasing companies, insurance companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry is primarily focused on price, terms, structure and service.

BACKLOG

         Information regarding our backlog of government and commercial orders at the end of the past two fiscal years is contained on page 33 of our 2002 Annual Report to Shareholders. This page is incorporated by reference into this Annual Report on Form 10-K.

         Approximately 55% of our total backlog of $7.7 billion at December 28, 2002, represents orders which are not expected to be filled within our 2003 fiscal year. At December 28, 2002, approximately 95% of the total government backlog of $1.6 billion was funded.

U.S. GOVERNMENT CONTRACTS

         In 2002, 18% of the revenues of our Aircraft segment and 24% of the revenues of our Industrial Products segment, constituting in the aggregate 13% of our consolidated revenues, were generated by or resulted from contracts with the U.S. Government. U.S. Government business is subject to competition, changes in procurement policies and regulations, the continuing availability of Congressional appropriations, world events, and the size and timing of programs in which Textron may participate.

         Our contracts with the U.S. Government generally may be terminated in whole or in part at the convenience of the U.S. Government or if we are in default. If, the U.S. Government terminates a contract for convenience, we normally will be entitled to payment for unreimbursed costs of performance under the contract plus profit on those costs, adjusted to reflect any rate of loss had the contract been completed, plus termination costs. If, however, the U.S. Government terminates a contract for default, generally: (a) we will be paid an agreed-upon amount for manufacturing materials and partially completed products accepted by the U.S. Government; (b) the U.S. Government will not be liable for our costs with respect to unaccepted items and will be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; and (c) we might be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

RESEARCH AND DEVELOPMENT

         Information regarding our research and development expenditures is contained on page 66 of our 2002 Annual Report to Shareholders. This page is incorporated by reference into this Annual Report on Form 10-K.

PATENTS AND TRADEMARKS

         We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents have been of value in the past and are expected to be of value in the future. However, the loss of any single patent or group of patents would not, in our opinion, materially affect the conduct of our business.

         We also own trademarks, trade names and service marks that are important to our business. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K: AB139; Avdel; BA609; Bell Helicopter; Benzlers; Bob-Cat; Boesner; Brouwer; BSK; Bunton; Cadillac Gage; Camcar; Caravan 675; Caravan Floatplane; Cessna; Cessna Aircraft Company; Cessna Caravan; Cherry; Citation Bravo; Citation CJ1; Citation CJ2; Citation CJ3; Citation Encore; Citation Excel; Citation Mustang; CitationShares; Citation Sovereign; Citation X; Cone Drive; Cushman; CWC; David Brown; David Brown Guinard Pumps; David Brown Hydraulics; David Brown Union Pumps; Elco; E-Z-GO; Fairmont; Grand Caravan; Greenlee; HR Textron; InteSys Technologies; Jacobsen; Kautex; Klauke; Lull; Lycoming; Maag Pump Systems; Micromatic; OmniQuip; Ransomes; Ring Screw; RITec; Ryan; 172 Skyhawk; 172 Skyhawk SP; 182 Skylane; Sky Trak; 206 Stationair; Steiner; Sukosim; Super Cargomaster; T206 Turbo Stationair; Tempo; Textron; Textron Fastening Systems; Textron Financial Corporation; Textron Fluid Handling Products; Textron Golf, Turf and Specialty Products; Textron Marine & Land Systems; Textron Power Transmission; Textron Systems; Turbo 182 Skylane; V-22 Osprey; Valmex; VBF; and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates, or joint ventures.

ENVIRONMENTAL CONSIDERATIONS

         Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental control facilities have not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained on page 33 of our 2002 Annual Report to Shareholders. This page is incorporated by reference into this Annual Report on Form 10-K.

EMPLOYEES

         At December 28, 2002, we had approximately 49,000 employees.

AVAILABLE INFORMATION

         We make available free of charge on our Internet website
(http://www.Textron.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

FORWARD-LOOKING INFORMATION

         Certain statements in this Annual Report on Form 10-K and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs;
(c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers; (e) government funding and program approvals affecting products being developed or sold under government programs; (f) cost and delivery performance under various program and development contracts; (g) the adequacy of cost estimates for various customer care programs including servicing warranties; (h) the ability to control costs and successful implementation of various cost reduction programs; (i) the timing of certifications of new aircraft products; (j) the occurrence of further downturns in customer markets to which Textron products are sold or supplied or where Textron Financial offers financing; (k) Textron's ability to offset, through cost reductions, raw material price increases and pricing pressure brought by original equipment manufacturer customers; (l) the availability and cost of insurance; (m) pension plan income falling below current forecasts; (n) Textron Financial's ability to maintain portfolio credit quality; (o) Textron Financial's access to debt financing at competitive rates; and (p) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies.

ITEM 2.     PROPERTIES

         At December 28, 2002, we operated a total of 142 plants located throughout the U.S. and 103 plants outside the U.S. Of the total of 245 plants, we owned 121 and the balance were leased. In the aggregate, the total manufacturing space was approximately 31 million square feet.

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

ITEM 3.   LEGAL PROCEEDINGS

         On April 26, 2002, a lawsuit was filed in the United States District Court in Rhode Island on behalf of Joel Rosen, who claims to be a Textron shareholder, suing on his own behalf and on behalf of a purported class of Textron shareholders. The defendants are Textron and certain present and former officers of Textron and Bell Helicopter. The lawsuit alleged that the defendants violated the federal securities laws by making material misrepresentations or omissions between October 19, 2000, and September 26, 2001, in connection with Bell Helicopter's V-22 and H-1 programs. The complaint sought unspecified compensatory damages. An identical complaint was subsequently filed by another Textron shareholder. On September 26, 2002, the Court consolidated the two cases and appointed as lead plaintiff three affiliated pension funds for International Brotherhood of Teamsters, Local 710 (referred to as "Local 710 Pension Fund.") A consolidated amended complaint was filed on December 13, 2002. The amended complaint is substantially similar to the original complaint, alleging that the defendants failed to make certain accounting adjustments in response to alleged problems with Bell Helicopter's V-22 and H-1 programs; in addition, plaintiffs allege that the company failed to timely write down certain assets of its OmniQuip unit. The amended complaint seeks unspecified compensatory damages. Textron believes the lawsuit is without merit and intends to defend it vigorously.

         On July 26, 2002, a purported class action lawsuit was filed in the United States District Court in Rhode Island by Linda Lalande, who claims to have been a participant in the Textron Savings Plan between January 1, 2000 and December 31, 2001. The complaint named Textron, the Textron Savings Plan and the Plan's trustee as defendants. The complaint alleged breach of certain fiduciary duties under ERISA, based on the amount of Plan assets invested in Textron stock during 2000 and 2001. An identical lawsuit was subsequently filed by another individual who also alleged that she has participated in a Textron savings plan during the applicable period. On December 27, 2002, a consolidated amended complaint was filed that is substantively the same as the earlier filed complaints. The amended complaint seeks equitable relief and compensatory damages on behalf of various Textron benefit plans and the participants and beneficiaries of those plans during 2000 and 2001, to compensate for alleged losses relating to

Textron stock held as an asset of those plans. Textron believes this lawsuit is without merit and intends to defend it vigorously.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning our executive officers as of February 27, 2003. Unless otherwise indicated, the employer is Textron Inc.

Name                              Age                                  Position
----                              ---                                  --------
Lewis B. Campbell                 56       Chairman, President and Chief Executive Officer since September 2001.
                                           Formerly, Chairman and Chief Executive Officer 1999 to September 2001;
                                           President and Chief Executive Officer, 1998 to 1999; President and Chief
                                           Operating Officer, 1994 to 1998; Director since 1994.

John D. Butler                    55       Executive Vice President Administration and Chief Human Resources
                                           Officer since 1999. Formerly, Executive Vice President and Chief Human
                                           Resources Officer, 1997 to 1998.

Ted R. French                     48       Executive Vice President and Chief Financial Officer since 2000.
                                           Formerly, President, Financial Services and Chief Financial Officer, CNH
                                           Global N.V. and its predecessor, Case Corporation, 1992 to 2000.

Mary L. Howell                    50       Executive Vice President Government, Strategy Development and
                                           International, Communications and Investor Relations, since 2000.
                                           Formerly, Executive Vice President Government, International,
                                           Communications and Investor Relations 1998 to 2000; Executive Vice
                                           President Government and International, 1995 to 1998.

Steven R. Loranger                51       Executive Vice President and Chief Operating Officer since November,
                                           2002. Formerly, President and Chief Executive Officer of Honeywell
                                           Engines, Systems and Services, 2001 to November 2002; President and
                                           Chief Executive Officer of Honeywell Engines and Systems 1999 to 2001;
                                           President and Chief Executive Officer Allied Signal Engines, 1997 to
                                           1999.

Terrence O'Donnell                58       Executive Vice President and General Counsel since 2000; Partner,
                                           Williams & Connolly, since 1992.

                                     PART II

ITEM 5.     MARKETS FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         Our Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges. At December 28, 2002, there were approximately 20,000 holders of Textron Common Stock. The information on the price range of Textron's Common Stock and dividends paid per share appearing under "Common Stock Information" on page 68 of our 2002 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 6.     SELECTED FINANCIAL DATA

         The information appearing under "Selected Financial Information" on page 69 of our 2002 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis," appearing on pages 19 through 34 of our 2002 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         "Quantitative Risks Measures," appearing on page 32 of our 2002 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated January 23, 2003, and supplementary information contained in our 2002 Annual Report to Shareholders and the Financial Statement Schedules, as listed in the Index to Financial Statements and Financial Statement Schedules attached to this Annual Report on Form 10-K, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing under "Nominees for Director" and "Directors Continuing in Office" in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2003, is incorporated by reference into this Annual Report on Form 10-K.

         Information regarding Textron's executive officers is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

         The information appearing under "Report of the Organization and Compensation Committee on Executive Compensation," "Executive Compensation" and "Performance Graph" in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2003, is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under "Security Ownership of Certain Beneficial Holders," "Security Ownership of Management," and "Equity Compensation Plan Information" in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2003, is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under "Transactions with Management" in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2003, is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.    CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (our "CEO") and our Executive Vice President and Chief Financial Officer (our "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         Changes in Internal Controls

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

         10.2 Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2 to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

         10.3 Supplemental Benefits Plan for Textron Key Executives with Market Square Profit Sharing Plan Schedule. Incorporated by reference to Exhibit 10.4 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

         10.4A Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.6 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

         10.4B Amendment to Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.5B to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

         10.4C Amendment to Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.4 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

         10.4D Amendment to Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.5D to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

         10.5A Survivor Benefit Plan For Textron Key Executives. Incorporated by reference to Exhibit 10.7 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

         10.5B Amendment to Survivor Benefit Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.5 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

         10.6A Textron 1990 Long-Term Incentive Plan ("1990 Plan"). Incorporated by reference to Exhibit 10.7 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.

         10.6B    First Amendment to 1990 Plan. Incorporated by reference to
                  Exhibit 10.7(c) to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

         10.6C    Second Amendment to 1990 Plan. Incorporated by reference to
                  Exhibit 10.7(c) to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

         10.7A Textron 1994 Long-Term Incentive Plan ("1994 Plan"). Incorporated by reference to Exhibit 10 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.

         10.7B Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.9B to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

         10.7C    Amendment to 1994 Plan. Incorporated by reference to Exhibit
                  10.6 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

         10.7D Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.8D to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

         10.8A Textron 1999 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

         10.8B Amendment to 1999 Plan. Incorporated by reference to Exhibit 10.9B to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

         10.9 Form of Indemnity Agreement between Textron and its directors and executive officers. Incorporated by reference to Exhibit A to Textron's Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.

         10.10    Deferred Income Plan for Non-Employee Directors.

         10.11 Employment Agreement between Textron and Kenneth C. Bohlen dated July 18, 2000. Incorporated by reference to Exhibit 10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

         10.12A Employment Agreement between Textron and John D. Butler dated July 23, 1998. Incorporated by reference to Exhibit 10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

         10.12B Restricted Stock Equivalent Award granted to John Butler on January 15, 2002. Incorporated by reference to Exhibit 10.1 of Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

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

         10.13D Retention Award granted to Lewis B. Campbell on January 1, 2001, and revision of vesting schedule for the Retention Award granted on June 1, 1999. Incorporated by reference to Exhibit 10.14D to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

         10.13E Amendments to Retention Awards granted to Lewis B. Campbell. Incorporated by reference to Exhibit 10.14D to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

         10.14A Employment Agreement between Textron and Theodore R. French dated December 21, 2000. Incorporated by reference to Exhibit 10.15A to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

         10.14B Retention Award granted to Theodore R. French on January 1, 2001. Incorporated by reference to Exhibit 10.15B to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

         10.15A Employment Agreement between Textron and Mary L. Howell dated July 23, 1998. Incorporated by reference to Exhibit 10.5 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

         10.15B Restricted Stock Equivalent Award granted to Mary L. Howell on January 15, 2002. Incorporated by reference to Exhibit 10.2 of Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

         10.16A Employment Agreement between Textron and Terrence O'Donnell dated March 10, 2000. Incorporated by reference to Exhibit
                  10.1 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

         10.16B Restricted Stock Equivalent Award granted to Terrence O'Donnell on January 15, 2002. Incorporated by reference to
                  Exhibit 10.3 of Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

         10.17    Director Stock Awards

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

         13 A portion (pages 18 through 69) of Textron's 2002 Annual Report to Shareholders.

         21 Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

         23       Consent of Independent Auditors.

         24       Power of attorney.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)       REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended December 28, 2002.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2003.

                                           TEXTRON INC.

                                           Registrant

                                           By:  s/Ted R. French
                                                ---------------
                                                Ted R. French
                                                Executive Vice President
                                                and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 27th day of February 2003, by the following persons on behalf of the registrant and in the capacities indicated:

              NAME                                                   TITLE
              ----                                                   -----
s/Lewis B. Campbell                              Chairman, President and Chief Executive Officer,
-----------------------------------
Lewis B. Campbell                                Director

        *                                        Director
-----------------------------------
H. Jesse Arnelle

        *                                        Director
-----------------------------------
Teresa Beck

        *                                        Director
-----------------------------------
R. Stuart Dickson

        *                                        Director
-----------------------------------
Lawrence K. Fish

        *                                        Director
-----------------------------------
Joe T. Ford

        *                                        Director
-----------------------------------
Paul E. Gagne

        *                                        Director
-----------------------------------
John D. Macomber

        *                                        Director
-----------------------------------
Lord Powell of Bayswater KCMG

     NAME                                                TITLE
     ----                                                -----
        *                                        Director
-----------------------------------
Brian H. Rowe

        *                                        Director
-----------------------------------
Sam F. Segnar

        *                                        Director
-----------------------------------
Martin D. Walker

        *                                        Director
-----------------------------------
Thomas B. Wheeler

s/Ted R. French                                  Executive Vice President and
-----------------------------------              Chief Financial Officer
Ted R. French                                    (principal financial officer)

s/Richard L. Yates                               Vice President and Controller
-----------------------------------              (principal accounting officer)
Richard L. Yates

*By: s/Michael D. Cahn
     --------------------------
     Michael D. Cahn
     Attorney-in-fact

                                CERTIFICATIONS

I, Lewis B. Campbell, Chairman, President and Chief Executive Officer of Textron Inc. (the "Company") certify that:

1.   I have reviewed this annual report on Form 10-K of Textron Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003                  s/Lewis B. Campbell
                                         ---------------------------------------
                                         Lewis B. Campbell
                                         Chairman, President and Chief Executive
                                            Officer

I, Ted R. French, Executive Vice President and Chief Financial Officer of Textron Inc. (the "Company") certify that:

1.   I have reviewed this annual report on Form 10-K of Textron Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003                       s/Ted R. French
                                              ---------------------------------
                                              Ted R. French
                                              Executive Vice President and Chief
                                                 Financial Officer

                                  TEXTRON INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   ITEM 15(a)

                                                                                2002 ANNUAL REPORT TO
                                                                                  SHAREHOLDERS PAGE
                                                                                ---------------------
Report of Independent Auditors                                                           35

Consolidated Statements of Operations for each of the years                              36
  in the three-year period ended December 28, 2002

Consolidated Balance Sheets at December 28, 2002 and                                     37
  December 29, 2001

Statements of Cash Flows for each of the years in the                                    38
  three-year period ended December 28, 2002

Consolidated Statements of Changes in Shareholders' Equity                               40
  for each of the years in the three-year period ended December 28, 2002

Notes to Consolidated Financial Statements                                               41

Business Segment Data                                                                    18

Supplementary Information (Unaudited):

Quarterly Data for 2002 and 2001                                                         68

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

         10.2 Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2 to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

         10.3 Supplemental Benefits Plan for Textron Key Executives with Market Square Profit Sharing Plan Schedule. Incorporated by reference to Exhibit 10.4 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

         10.4A Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.6 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

         10.4B Amendment to Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.5B to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

         10.4C Amendment to Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.4 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

         10.4D Amendment to Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.5D to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

         10.5A Survivor Benefit Plan For Textron Key Executives. Incorporated by reference to Exhibit 10.7 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

         10.5B Amendment to Survivor Benefit Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.5 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

         10.6A Textron 1990 Long-Term Incentive Plan ("1990 Plan"). Incorporated by reference to Exhibit 10.7 to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 1989.

         10.6B    First Amendment to 1990 Plan. Incorporated by reference to
                  Exhibit 10.7(c) to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

         10.6C    Second Amendment to 1990 Plan. Incorporated by reference to
                  Exhibit 10.7(c) to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

         10.7A Textron 1994 Long-Term Incentive Plan ("1994 Plan"). Incorporated by reference to Exhibit 10 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.

         10.7B Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.9B to Textron's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

         10.7C    Amendment to 1994 Plan. Incorporated by reference to Exhibit
                  10.6 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

         10.7D Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.8D to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

         10.8A Textron 1999 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.9 to Textron's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

         10.8B Amendment to 1999 Plan. Incorporated by reference to Exhibit 10.9B to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

         10.9 Form of Indemnity Agreement between Textron and its directors and executive officers. Incorporated by reference to

                  Exhibit A to Textron's Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.

         10.10    Deferred Income Plan for Non-Employee Directors.

         10.11 Employment Agreement between Textron and Kenneth C. Bohlen dated July 18, 2000. Incorporated by reference to Exhibit 10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

         10.12A Employment Agreement between Textron and John D. Butler dated July 23, 1998. Incorporated by reference to Exhibit 10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

         10.12B Restricted Stock Equivalent Award granted to John Butler on January 15, 2002. Incorporated by reference to Exhibit 10.1 of Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

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

         10.13D Retention Award granted to Lewis B. Campbell on January 1, 2001, and revision of vesting schedule for the Retention Award granted on June 1, 1999. Incorporated by reference to Exhibit 10.14D to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

         10.13E Amendments to Retention Awards granted to Lewis B. Campbell. Incorporated by reference to Exhibit 10.14D to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

         10.14A Employment Agreement between Textron and Theodore R. French dated December 21, 2000. Incorporated by reference to Exhibit 10.15A to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

         10.14B Retention Award granted to Theodore R. French on January 1, 2001. Incorporated by reference to Exhibit 10.15B to Textron's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

         10.15A Employment Agreement between Textron and Mary L. Howell dated July 23, 1998. Incorporated by reference to Exhibit 10.5 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

         10.15B Restricted Stock Equivalent Award granted to Mary L. Howell on January 15, 2002. Incorporated by reference to Exhibit 10.2 of Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

         10.16A Employment Agreement between Textron and Terrence O'Donnell dated March 10, 2000. Incorporated by reference to Exhibit
                  10.1 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

         10.16B Restricted Stock Equivalent Award granted to Terrence O'Donnell on January 15, 2002. Incorporated by reference to
                  Exhibit 10.3 of Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

         10.17    Director Stock Awards

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

         13 A portion (pages 18 through 69) of Textron's 2002 Annual Report to Shareholders.

         21 Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

         23       Consent of Independent Auditors.

         24       Power of attorney.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002