Form 10-K/A
period 2002-12-28
TEXTRON INC
filed 2003-03-10
CIK 217346

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                               AMENDMENT NO. 1

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


                  40 Westminster Street, Providence, R.I. 02903
                                 (401) 421-2800
          (Address and telephone number of principal executive offices)
                             ----------------------

Securities registered pursuant to Section 12(b) of the Act:


                                                                                       Name of Each Exchange on
Title of Class                                                                            Which Registered

CommonStock - par value 12-1/2(cent) (135,966,744 shares                               New York Stock Exchange
outstanding at February 15, 2003);                                                     Pacific Stock Exchange

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

8-3/4% Debentures due July 1, 2022                                                     New York Stock Exchange

7.92% Trust Preferred Securities of Subsidiary Trust                                   New York Stock Exchange
(and Textron Guaranty with respect thereto)

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No[ ] .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes [X]. No[ ].

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

                               EXPLANATORY NOTE

        This Form 10-K/A is being filed solely to correct typographical and transpositional errors in the last paragraph of page 66 in Exhibit 13 of Textron's Annual Report on Form 10-K for the year ended December 28, 2002 filed with the Securities and Exchange Commission on February 27, 2003. No other changes are being made by means of this filing.

      The registrant hereby amends Item 14 of the Form 10-K as follows:

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following exhibit replaces Exhibit 13 in the previously filed version of this Annual Report on Form 10-K:

      Exhibit

      13 A portion (pages 18 through 69) of Textron's 2002 Annual Report to Shareholders

      The following additional exhibits are filed herewith:

      23.1  Consent of Independent Auditors

      99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TEXTRON INC.

                                             Registrant

                                             By:     /s/Ted R. French
                                                     ---------------------------
                                                     Ted R. French
                                                     Executive Vice President
                                                     and Chief Financial Officer

DATE:  March 10, 2003

                                 CERTIFICATIONS

I, Lewis B. Campbell, Chairman, President and Chief Executive Officer of Textron Inc. (the "Company") certify that:

1.    I have reviewed this annual report on Form 10-K/A of Textron Inc.;

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


Date: March 10, 2003                     /s/Lewis B. Campbell
                                         ---------------------------------------
                                         Lewis B. Campbell
                                         Chairman, President and Chief Executive
                                           Officer

I, Ted R. French, Executive Vice President and Chief Financial Officer of Textron Inc. (the "Company") certify that:

1.    I have reviewed this annual report on Form 10-K/A of Textron Inc.;

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



Date:  March 10, 2003                         /s/Ted R. French
                                              ----------------------------------
                                              Ted R. French
                                              Executive Vice President and Chief
                                                Financial Officer

                                 EXHIBIT LIST


Exhibit

      13 A portion (pages 18 through 69) of Textron's 2002 Annual Report to Shareholders

      The following additional exhibits are filed herewith:

      23.1  Consent of Independent Auditors

      99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002