Form 10-Q
period 2003-03-29
TEXTRON INC
filed 2003-05-06
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended March 29, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at April 26, 2003 - 135,095,085 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in millions, except per share amounts)
	Three months ended
	March 29, 2003	March 30, 2002
Revenues
Manufacturing revenues	$2,306	$2,273
Finance revenues	151	145
Total revenues	2,457	2,418
Costs, expenses and other
Cost of sales	1,905	1,877
Selling and administrative	335	328
Interest, net	70	77
Provision for losses on finance receivables	30	30
Special charges	28	14
Gain on sale of business	(15)	-
Total costs, expenses and other	2,353	2,326
Income from operations before income taxes and distributions on preferred securities of subsidiary trusts	104	92
Income taxes	(32)	(29)
Distribution on preferred securities of subsidiary trusts, net of income taxes	(6)	(6)
Income before cumulative effect of change in accounting principle	66	57
Cumulative effect of change in accounting principle, net of income taxes	-	(488)
Net income (loss)	$66	$(431)
Per common share:
Basic:
Income before cumulative effect of change in accounting principle	$.48	$.41
Cumulative effect of change in accounting principle, net of income taxes	-	(3.48)
Net income (loss)	$.48	$(3.07)
Diluted:
Income before cumulative effect of change in accounting principle	$.48	$.40
Cumulative effect of change in accounting principle, net of income taxes	-	(3.44)
Net income (loss)	$.48	$(3.04)
Average shares outstanding (in thousands):
Basic	135,991	140,403
Diluted	137,059	141,961
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52
$1.40 Preferred stock, Series B	$.35	$.35
Common stock	$.325	$.325

See notes to the condensed consolidated financial statements.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)

	March 29, 2003	December 28, 2002
Assets
Textron Manufacturing
Cash and cash equivalents	$452	$286
Commercial and U.S. Government receivables (less allowance for doubtful accounts of $67 and $63)	1,323	1,180
Inventories	1,755	1,611
Income taxes receivable	18	247
Other current assets	537	563
Total current assets	4,085	3,887
Property, plant, and equipment, less accumulated depreciation of $2,245 and $2,188	1,937	1,981
Goodwill	1,373	1,368
Other intangible assets, net	81	83
Other assets	1,527	1,532
Total Textron Manufacturing assets	9,003	8,851
Textron Finance
Cash	5	21
Finance receivables, net	6,228	5,589
Goodwill	181	181
Other assets	862	863
Total Textron Finance assets	7,276	6,654
Total assets	$16,279	$15,505
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$230	$25
Accounts payable	880	877
Accrued liabilities	1,349	1,337
Total current liabilities	2,459	2,239
Accrued postretirement benefits other than pensions	612	611
Other liabilities	1,352	1,444
Long-term debt	1,688	1,686
Total Textron Manufacturing liabilities	6,111	5,980
Textron Finance
Other liabilities	449	369
Deferred income taxes	418	398
Debt	5,376	4,840
Total Textron Finance liabilities	6,243	5,607
Total liabilities	12,354	11,587
Textron Finance - obligated mandatorily redeemable preferred securities of Finance subsidiary holding solely junior subordinated debentures	27	27
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities	485	485
Shareholders' equity
Capital stock:
Preferred stock	11	11
Common stock	25	25
Capital surplus	1,078	1,080
Retained earnings	5,547	5,526
Accumulated other comprehensive loss	(211)	(225)
	6,450	6,417
Less cost of treasury shares	3,037	3,011
Total shareholders' equity	3,413	3,406
Total liabilities and shareholders' equity	$16,279	$15,505
Common shares outstanding (in thousands)	135,780	136,500

See notes to the condensed consolidated financial statements.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)
	Three Months Ended
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Income before cumulative effect of change in accounting principle	$66	$57
Adjustments to reconcile income to net cash provided (used) by operating activities:
Depreciation	85	84
Amortization	6	7
Gain on sale of businesses	(15)	-
Provision for losses on finance receivables	30	30
Special charges	28	14
Deferred income taxes	18	25
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(142)	(2)
Inventories	(136)	(112)
Other assets	154	(103)
Accounts payable	17	(129)
Accrued liabilities	(124)	(78)
Other - net	16	-
Net cash provided (used) by operating activities	3	(207)
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(2,118)	(1,890)
Repaid	1,586	1,537
Proceeds on receivables sales and securitization sales	2	190
Capital expenditures	(49)	(68)
Net proceeds from dispositions	124	(45)
Proceeds on sale of fixed assets	9	26
Other investing activities - net	43	(6)
Net cash used by investing activities	(403)	(256)
Cash flows from financing activities:
Increase in short-term debt	549	711
Proceeds from issuance of long-term debt	200	407
Principal payments and retirements on long-term debt	(112)	(438)
Proceeds from exercise of stock options	2	16
Purchases of Textron common stock	(44)	(67)
Dividends paid	(45)	(46)
Net cash provided by financing activities	550	583
Net increase in cash and cash equivalents	150	120
Cash and cash equivalents at beginning of period	307	260
Cash and cash equivalents at end of period	$457	$380
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred to finance future construction	$-	$30
Capital expenditures financed through capital leases	$1	$-

See notes to the condensed consolidated financial statements.

TEXTRON INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 28, 2002. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at March 29, 2003, and its consolidated results of operations and cash flows for each of the respective three-month periods ended March 29, 2003 and March 30, 2002. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

Textron accounts for its interest in unconsolidated joint ventures under the equity method of accounting. At March 29, 2003 and December 28, 2002, other assets includes $24 million and $35 million, respectively, attributable to investments in unconsolidated joint ventures. Since Textron's equity in income (loss) from these joint ventures is not material, this amount is reported in cost of sales rather than as a separate line item. Textron's loss from unconsolidated joint ventures totaled $3 million and $1 million for the three months ended March 29, 2003 and March 30, 2002, respectively.

With the implementation of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" in 2002, a transitional goodwill impairment charge of $488 million was taken in the second quarter and retroactively recorded in the first quarter. This charge is included in the caption "Cumulative effect of change in accounting principle, net of income taxes." This retroactive restatement reduced basic and diluted earnings per share by $3.48 and $3.44, respectively, for the first quarter of 2002. See Note 4 for further discussion.

Textron's financings are conducted through two borrowing groups, Textron Finance and Textron Manufacturing. This framework is designed to enhance Textron's borrowing power by separating the Finance segment. Textron Finance consists of Textron Financial Corporation consolidated with its subsidiaries, which are the entities through which Textron operates its Finance segment. Textron Finance finances its operations by borrowing from its own group of external creditors. Textron Manufacturing is Textron Inc., the parent company, consolidated with the entities that operate in the Aircraft, Fastening Systems, Industrial Products and Industrial Components business segments.

Note 2: Inventories

(In millions)	March 29, 2003	December 28, 2002
Finished goods	$898	$777
Work in process	796	811
Raw materials	212	209
	1,906	1,797
Less progress payments and customer deposits	151	186
	$1,755	$1,611

Note 3: Disposition

In January 2003, Textron sold its 50% interest in an Italian automotive joint venture to Collins & Aikman Corporation for a $12 million after-tax gain.

Note 4: Goodwill and Other Intangible Assets

On December 30, 2001, Textron adopted SFAS No. 142 which required companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. All existing goodwill as of December 30, 2001 was required to be tested for impairment on a reporting unit basis with the adoption of this standard. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values were primarily established using a discounted cash flow methodology. When available, comparative market multiples were used to corroborate discounted cash flow results.

Upon adoption, Textron recorded an after-tax transitional impairment charge of $488 million ($561 million, pre-tax), which is reported in the caption "Cumulative effect of change in accounting principle, net of income taxes" in the first quarter of 2002. This after-tax charge related to the following segments: $274 million in Industrial Products; $111 million in Industrial Components; $88 million in Fastening Systems; and $15 million in Finance. For Industrial Products, the primary factor resulting in the impairment charge was the difficult economic environment in the telecommunication industry due to a significant decline in demand. For Industrial Components and Fastening Systems, the primary factor was the decline in demand in certain industries in which these segments operate due to the economic slowdown. The Finance segment's impairment charge related to the franchise finance division and was primarily the result of decreasing loan volumes and an unfavorable securitization market.

As of March 29, 2003, goodwill totaled $391 million in Fastening Systems, $363 million in Industrial Products, $322 million in Aircraft, $297 million in Industrial Components and $181 million in Finance.

All of Textron's acquired intangible assets are subject to amortization and are comprised of the following as of March 29, 2003:

(Dollars in millions)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	30	$61	$6	$55
Patents	9	21	7	14
Non-compete	3	10	8	2
Other	5	13	3	10
		$105	$24	$81

Amortization expense for the three months ended March 29, 2003 totaled $3 million and is expected to be approximately $8 million for the remainder of 2003. Amortization expense for fiscal years 2004, 2005, 2006, 2007, and 2008 is estimated to be approximately $6 million, $6 million, $4 million, $4 million and $4 million, respectively.

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

During 2002, the Lycoming aircraft engine business, in conjunction with the Federal Aviation Administration, recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a third party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. As of March 29, 2003, this program was substantially complete. It is possible, however, that additional engines outside of the current recall could potentially be affected. Accordingly, Textron will continue to monitor the performance of the crankshafts previously supplied by the third party to ensure that the current recall, inspection, repair, and customer care program adequately covers all engines with potentially faulty crankshafts. Lycoming also continued its program for the inspection and replacement of potentially defective zinc-plated bolts manufactured by a third party supplier for use in certain aircraft engines. Textron's reserves for the recall, inspection, replacement, repair, and customer care program were increased by $5 million during the first quarter of 2003 based on management's best estimates. Actual costs could vary depending upon the actual experience of the program, recoveries received from third parties or an expansion of the existing program.

On a periodic basis, Bell Helicopter's overhead cost rates are audited by the Defense Contract Audit Agency (DCAA). In 1998, Bell received a payment of $100 million from its joint venture partner, the Agusta Division of Finmeccanica S.p.A., now AgustaWestland NV (Agusta), as consideration for Agusta's access to Bell's worldwide marketing and distribution network for the Agusta 139 model and for the opportunity to participate with Bell in the BA609 project. Bell notified the government of the payment and the basis on which it was made in a timely manner. In November 2001, a DCAA audit report recommended that the payment from Agusta should be credited against Bell's overhead costs, retroactive to 1998. At the request of the cognizant contracting officer at the Defense Contract Management Agency (DCMA), Bell responded to the audit report. The DCMA contracting officer took the issue under advisement. On April 17, 2003, the DCMA sent Bell an "initial finding" letter requesting Bell to respond to the finding. The initial finding indicates the contracting officer's preliminary agreement with the audit report, and begins a contractual process that could potentially lead to a government claim against the company if the contracting officer makes a final decision in agreement with the audit report. Management believes that it has no obligation to credit any portion of the $100 million payment to Bell's overhead pools and intends to contest the initial finding, as well as any claim that may be asserted by the government.

Note 8: Accumulated Other Comprehensive Loss and Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	Three Months Ended
(In millions)	March 29, 2003	March 30, 2002
Beginning of period	$(225)	$(223)
Currency translation adjustment	19	(15)
Net deferred gain (loss) on hedge contracts	(5)	9
Pension liability adjustment	-	(4)
Net unrealized losses on securities	-	(4)
Other comprehensive income (loss)	14	(14)
End of period	$(211)	$(237)

Comprehensive income (loss) is summarized below:

	Three Months Ended
(In millions)	March 29, 2003	March 30, 2002
Net income (loss)	$66	$(431)
Other comprehensive income (loss)	14	(14)
Comprehensive income (loss)	$80	$(445)

Note 9: Earnings per Share

The dilutive effect of convertible preferred shares and stock options was approximately 1,068,000 and 1,558,000 shares for the three months ended March 29, 2003 and March 30, 2002, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 10: Special Charges

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001 and in October 2002, Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron's restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and streamlining of sales and administrative overhead. Under this restructuring program, Textron has reduced its workforce by approximately 8,600 employees and has closed 82 facilities, including 36 manufacturing plants, primarily in the Industrial Products, Industrial Components and Fastening Systems segments. Textron expects a total reduction of about 10,000 employees, representing approximately 17% of its global workforce since the restructuring was first announced. Approximately 700 employees from the Automotive Trim division (Trim) that was sold in December 2001 were also terminated under this program.

Textron recorded $28 million and $14 million in special charges in the first quarter of 2003 and 2002, respectively, related to its restructuring program which are summarized below for the applicable segments:

2003 (In millions)	Severance Costs	Contract Terminations	Fixed Asset Write-downs	Other Associated Costs	Total
Aircraft	$4	$-	$-	$-	$4
Fastening Systems	4	-	-	-	4
Industrial Products	5	(1)	-	3	7
Industrial Components	4	-	6	1	11
Corporate	2	-	-	-	2
	$19	$(1)	$6	$4	$28
2002
Aircraft	$4	$-	$-	$-	$4
Fastening Systems	4	-	-	2	6
Industrial Products	-	-	2	1	3
Industrial Components	-	-	-	1	1
Corporate	-	-	-	-	-
	$8	$-	$2	$4	$14

As of March 29, 2003, $300 million has been incurred (including $11 million related to Trim), with $85 million in Industrial Products, $76 million in Fastening Systems, $74 million in Industrial Components, $52 million in Aircraft, $3 million in Finance and $10 million in Corporate. Costs incurred through March 29, 2003 include $169 million in severance costs, $62 million in asset impairment charges, $9 million in contract termination costs and $60 million in other associated costs.

Textron estimates that approximately $186 million in additional program costs will be incurred through 2004 primarily in the industrial businesses. This estimate includes amounts for projects that have not been formally approved and initiated as of March 29, 2003. For projects that have been formally approved and initiated as of March 29, 2003, Textron expects to incur approximately $33 million in additional severance costs, $23 million in other associated costs and $2 million in contract termination costs. As plans are formalized and approved for specific restructuring projects, management anticipates that certain long-lived assets may become impaired since the assets to be disposed of will then be evaluated on a held for sale basis or based on reduced useful lives. Long-lived assets that meet the held for sale criteria established by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" are measured at the lower of the carrying amount or fair value less costs to sell, once all the criteria have been met. For long-lived assets that do not meet the held for sale criteria but will be disposed of under an approved plan, the estimated remaining undiscounted cash flows for assets will be compared to the carrying amount and, if less, an impairment charge will be taken based on the excess of the carrying amount over the respective fair value at that time.

Textron adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" as of the beginning of fiscal 2003 for projects initiated after December 28, 2002. Previously, certain costs related to restructuring that were not accruable under the prior standard were recorded in segment profit as incurred. With the adoption of this Statement, all restructuring and related costs for which this Statement applies have been aggregated and recorded in special charges. Prior period amounts have been reclassified to conform to this presentation.

An analysis of the restructuring program and related reserve accounts is summarized below:

(In millions)	Severance Costs	Contract Terminations	Other Associated Costs	Asset Impairments	Total
Balance at December 28, 2002	$24	$4	$-	$-	$28
Additions	19	-	4	6	29
Reserves deemed unnecessary	-	(1)	-	-	(1)
Non-cash utilization	-	-	-	(6)	(6)
Cash Paid	(12)	(2)	(4)	-	(18)
Balance at March 29, 2003	$31	$1	$-	$-	$32

Severance costs are generally paid on a monthly basis over the severance period granted to each employee or on a lump sum basis when required. Severance costs include outplacement costs, which are paid in accordance with normal payment terms. Contract termination costs are generally paid upon exiting the facility or over the remaining lease term. Other associated costs primarily include outsourcing certain operations, plant rearrangement, machinery and equipment relocation and employee replacement and relocation costs, which are paid in accordance with normal payment terms.

The specific restructuring measures and associated estimated costs are based on Textron's best judgment under prevailing circumstances. Textron believes that the restructuring reserve balance of $32 million is adequate to cover the costs presently accruable for accounting purposes relating to activities formally identified and committed to under approved plans as of March 29, 2003 and anticipates that all actions related to these liabilities will be completed within a twelve-month period.

Note 11: Stock-Based Compensation

The following table illustrates the effect on net income and earnings per share if Textron had applied the fair-value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation" to stock-based employee compensation.

	Three months ended
(Dollars in millions, except per share data)	March 29, 2003	March 30, 2002
Net income (loss), as reported	$66	$(431)
Add back: Stock-based employee compensation
expense included in reported net income (loss)*	4	2
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards*	(8)	(9)
Pro forma net income (loss)	$62	$(438)
Income (loss) per share:
Basic - as reported	$.48	$(3.07)
Basic - pro forma	$.46	$(3.12)
Diluted - as reported	$.48	$(3.04)
Diluted - pro forma	$.45	$(3.09)

* Net of related cash settlement forward income or expense and related tax effects

Note 12: New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the impact of the adoption of FIN 46 and does not anticipate that it will have a material effect on Textron's results of operations or financial position.

Note 13: Textron Manufacturing Condensed Statement of Cash Flows

The Condensed Statement of Cash Flows for Textron Manufacturing, which includes distributions received from Textron Finance but excludes the net income of Textron Finance, is provided on page 13. Textron's Condensed Consolidated Statement of Cash Flows is provided on page 4.

Note 13:     Textron Manufacturing Condensed Statements of Cash Flows (continued)

(Unaudited) (In millions)

	Three Months Ended
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Income before cumulative effect of change in accounting principle	$66	$57
Adjustments to reconcile income to net cash used by operating activities:
Earnings of Textron Finance less than distributions to Textron Manufacturing	19	39
Depreciation	76	77
Amortization	4	4
Gain on sale of business	(15)	-
Special charges	28	14
Deferred income taxes	-	21
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(142)	(2)
Inventories	(136)	(112)
Other assets	156	(115)
Accounts payable	(6)	(104)
Other accrued liabilities	(108)	(70)
Other, net	17	8
Net cash used by operating activities	(41)	(183)
Cash flows from investing activities:
Capital expenditures	(44)	(61)
Net proceeds from dispositions	124	(45)
Proceeds from sale of fixed assets	9	24
Due from Textron Finance	-	510
Net cash provided by investing activities	89	428
Cash flows from financing activities:
Increase (decrease) in short-term debt	208	(45)
Principal payments and retirements on long-term debt	(3)	(1)
Proceeds from exercise of stock options	2	16
Purchases of Textron common stock	(44)	(67)
Dividends paid	(45)	(46)
Net cash provided (used) by financing activities	118	(143)
Net increase in cash and cash equivalents	166	102
Cash and cash equivalents at beginning of period	286	241
Cash and cash equivalents at end of period	$452	$343
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred to acquire fixed assets	$-	$30
Capital expenditures financed through capital leases	$1	$-

Note 14:     Segment Information
	Three Months Ended
(In millions)	March 29, 2003	March 30, 2002
REVENUES
MANUFACTURING:
Aircraft	$998	$1,047
Fastening Systems	429	396
Industrial Products	430	468
Industrial Components	449	362
	2,306	2,273
FINANCE	151	145
Total revenues	$2,457	$2,418
SEGMENT OPERATING PROFIT*
MANUFACTURING:
Aircraft	$75	$79
Fastening Systems	18	10
Industrial Products	24	31
Industrial Components	33	23
	150	143
FINANCE	23	22
Segment profit	173	165
Special charges**	(28)	(14)
Segment operating income	145	151
Gain on sale of business	15	-
Corporate expenses and other, net	(32)	(29)
Interest expense, net	(24)	(30)
Income from operations before income taxes and distributions on preferred securities of subsidiary trusts	$104	$92

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

**Textron adopted SFAS No. 146 as of the beginning of fiscal 2003 for projects initiated after December 28, 2002. Previously, certain costs related to restructuring that were not accruable under the prior standard were recorded in segment profit as incurred. With the adoption of this Statement, all restructuring and related costs for which this Statement applies have been aggregated and recorded in special charges. Prior period amounts have been reclassified to conform to this presentation.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations - Three months ended March 29, 2003 vs. Three months ended March 30, 2002

Revenues increased to $2.46 billion in the first quarter of 2003 from $2.42 billion in 2002 as higher revenue in Industrial Components, Fastening Systems and Finance offset lower revenue in Aircraft and Industrial Products. These items are more fully discussed in the segment commentary that follows. Income before the cumulative effect of change in accounting principle, net of income taxes, was $66 million for the first quarter of 2003, compared to $57 million for 2002. Diluted earnings per share before the cumulative effect of change in accounting principle, net of income taxes, were $0.48 in the first quarter of 2003 and $0.40 in 2002. Net income was $66 million, or $0.48 per share, for the first quarter of 2003 compared to a net loss of $431 million, or $3.04 per share, for 2002, which included the impact of the change in accounting principle. During the first quarter of 2003, Textron recognized pre-tax special charges of $28 million and a pre-tax gain of $15 million on the sale of an interest in an Italian automotive joint venture to Collins & Aikman. In the first quarter of 2002, Textron recognized pre-tax special charges of $14 million and recorded a cumulative effect of change in accounting principle, net of income taxes, of $488 million.

Segment profit of $173 million in the first quarter of 2003 increased $8 million from $165 million in the first quarter of 2002 primarily due to improved cost performance, including the benefit of restructuring activities, and higher pricing, partially offset by the impact of lower volume in higher margin businesses and lower income related to retirement plans. The preceding items are discussed more fully in the segment commentary that follows.

At this time, there are no indications that the weakened economy has begun to recover. Textron anticipates that its markets will remain sluggish during 2003. Total revenues are expected to be down primarily as a result of lower jet deliveries at Cessna Aircraft. In March, Textron reduced its estimate of business jet deliveries from 220 to between 180 and 195, as a result of one of Cessna's largest customers significantly reducing the number of jets it plans to purchase as well as lower non-fleet sales. To strengthen operating efficiencies and better align its operations with current economic and market conditions, Textron will continue to incur restructuring charges from its previously announced program through 2004.

The Aircraft segment's revenues and profit decreased $49 million and $4 million, respectively.

  Cessna Aircraft's revenues decreased $89 million primarily due to lower volume of Citation business jets of $82 million and lower used aircraft sales of $31 million. These decreases were partially offset by higher pricing of $20 million. Profit decreased $20 million as the benefit of higher pricing of $20 million and cost reduction initiatives of $19 million, were more than offset by the reduced margin of $39 million from lower sales volume and inflation of $20 million.

During 2002, the Lycoming aircraft engine business, in conjunction with the Federal Aviation Administration, recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a third party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. As of March 29, 2003, this program was substantially complete. It is possible, however, that additional engines outside of the current recall could potentially be affected. Accordingly, Textron will continue to monitor the performance of the crankshafts previously supplied by the third party to ensure that the current recall, inspection, repair, and customer care program adequately covers all engines with potentially faulty crankshafts. Lycoming also continued its program for the inspection and replacement of potentially defective zinc-plated bolts manufactured by a third party supplier for use in certain aircraft engines. Textron's reserves for the recall, inspection, replacement, repair, and customer care program were increased by $5 million during the first quarter of 2003 based on management's best estimates. Actual costs could vary depending upon the actual experience of the program, recoveries received from third parties or an expansion of the existing program.

  Bell Helicopter's revenues increased $40 million due to higher commercial revenues of $42 million, partially offset by lower U. S. Government revenue of $2 million. Commercial revenues increased primarily due to higher foreign military sales of $39 million and higher commercial aircraft sales of $5 million, partially offset by lower commercial spares and service sales of $3 million. U. S. Government revenue decreased as higher revenue of $12 million on the V-22 program was more than offset by lower revenue of $14 million from other U.S. Government programs. Bell's profit increased $16 million primarily due to lower charges for international receivables of $10 million and improved profitability of $6 million on the V-22.

The Fastening Systems segment's revenues and profit increased $33 million and $8 million, respectively. Revenue increased primarily due to the favorable impact of $22 million from foreign exchange and $11 million from higher sales volume. Profit increased primarily due to improved cost performance of $15 million and foreign exchange of $2 million, partially offset by inflation of $7 million and an unfavorable sales mix of $2 million.

The Industrial Products segment's revenues and profit decreased $38 million and $7 million, respectively. Revenues decreased primarily due to lower sales volume of $52 million, primarily in the golf car and turf care businesses, partially offset by higher revenue of $6 million in the aerospace and defense business and $6 million in higher pricing. Profit decreased primarily due to the lower sales volume and unfavorable mix of $21 million and inflation of $7 million, partially offset by improved cost performance of $13 million and higher pricing of $6 million.

The Industrial Components segment's revenues and profit increased $87 million and $10 million, respectively. Revenue increased due to higher volume of $54 million at Kautex and the Fluid and Power businesses, and the favorable impact of $38 million of foreign exchange, partially offset by $5 million of price reductions. Profit increased primarily due to the contribution of $8 million from the higher volume and $10 million from improved cost performance, partially offset by price reductions of $5 million.

The Finance segment's revenues and profit increased $6 million and $1 million, respectively. The increase in revenues was primarily due to higher average finance receivables ($5.9 billion in 2003, compared to $5.6 billion in 2002). Profit increased primarily due to higher interest margin of $7 million, as a result of the higher average finance receivables, higher pricing and lower borrowing cost, partially offset by higher legal and collection expenses of $4 million.

The Finance segment's nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. In the first quarter of 2003, nonperforming assets as a percent of finance assets decreased to 3.23% from 3.33% at December 28, 2002, while nonperforming assets increased $11 million from December 28, 2002, including a $15 million increase in resort finance assets. Textron Finance estimates that nonperforming assets will generally be in the range of 2-4% of finance assets depending on economic conditions. Textron Finance expects modest improvements in portfolio quality as it liquidates certain portfolios. However, a prolonged economic downturn could have a negative effect on the overall portfolio quality. The allowance for losses on receivables as a percentage of nonaccrual finance receivables was 94% as of the first quarter of 2003, compared to 92% at December 28, 2002.

Special Charges of $28 million and $14 million were recorded by Textron in the first quarter of 2003 and 2002, respectively, related to its restructuring program which are summarized below for the applicable segments:

2003 (In millions)	Severance Costs	Contract Terminations	Fixed Asset Write-downs	Other Associated Costs	Total
Aircraft	$4	$-	$-	$-	$4
Fastening Systems	4	-	-	-	4
Industrial Products	5	(1)	-	3	7
Industrial Components	4	-	6	1	11
Corporate	2	-	-	-	2
	$19	$(1)	$6	$4	$28
2002
Aircraft	$4	$-	$-	$-	$4
Fastening Systems	4	-	-	2	6
Industrial Products	-	-	2	1	3
Industrial Components	-	-	-	1	1
Corporate	-	-	-	-	-
	$8	$-	$2	$4	$14

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001 and in October 2002, Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron's restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and streamlining of sales and administrative overhead. Under this restructuring program, Textron has reduced its workforce by approximately 8,600 employees and has closed 82 facilities, including 36 manufacturing plants, primarily in the Industrial Products, Industrial Components and Fastening Systems segments. As of March 29, 2003, workforce reductions totaled 2,700 employees in Industrial Products, 2,100 employees in Fastening Systems, 2,000 employees in Industrial Components, 1,600 employees in Aircraft and 200 employees at Finance and Corporate. Textron expects a total reduction of about 10,000 employees, excluding approximately 700 Trim employees, representing approximately 17% of its global workforce since the restructuring was first announced.

As of March 29, 2003, $300 million has been incurred (including $11 million related to Trim), with $85 million in Industrial Products, $76 million in Fastening Systems, $74 million in Industrial Components, $52 million in Aircraft, $3 million in Finance and $10 million in Corporate. Costs incurred through March 29, 2003 include $169 million in severance costs, $62 million in asset impairment charges, $9 million in contract termination costs and $60 million in other associated costs.

Textron estimates that approximately $186 million in additional program costs will be incurred through 2004 primarily in the industrial businesses. This estimate includes amounts for projects that have not been formally approved and initiated as of March 29, 2003. For projects that have been formally approved and initiated as of March 29, 2003, Textron expects to incur approximately $33 million in additional severance costs, $23 million in other associated costs and $2 million in contract termination costs. As plans are formalized and approved for specific restructuring projects, management anticipates that certain long-lived assets may become impaired since the assets to be disposed of will then be evaluated on a held for sale basis or based on reduced useful lives. Long-lived assets that meet the held for sale criteria established by SFAS No. 144 are measured at the lower of the carrying amount or fair value less costs to sell once all the criteria have been met. For long-lived assets that do not meet the held for sale criteria but will be disposed of under an approved plan, the estimated remaining undiscounted cash flows for assets will be compared to the carrying amount and, if less, an impairment charge will be taken based on the excess of the carrying amount over the respective fair value at that time.

Textron adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" as of the beginning of fiscal 2003 for projects initiated after December 28, 2002. Previously certain costs related to restructuring that were not accruable under the prior standard were recorded in segment profit as incurred. With the adoption of this Statement, all restructuring and related costs for which this Statement applies have been aggregated and recorded in special charges. Prior period amounts have been reclassified to conform to this presentation.

Interest expense, net decreased $6 million primarily due to a lower interest rate environment.

Income taxes - The effective tax rate for the first quarter 2003 was 30.8% compared to the federal statutory income tax rate of 35.0%. The lower effective rate was primarily due to a benefit related to dividends paid on company stock held by an employee stock ownership plan of 1.5%, a benefit of 1.5% for the research and development credit, a benefit of 1.3% related to a foreign tax rate differential, 1.2% related to the benefit from export sales and a benefit related to nontaxable life insurance income of 1.2%, partially offset by the impact of 2.4% for state income taxes. The effective tax rate for the first quarter 2002 was 31.5% compared to the federal statutory income tax rate of 35.0%. The lower effective rate was primarily due to a benefit related to dividends paid on company stock held by an employee stock ownership plan of 2.7%, a benefit of 1.6% related to export sales, 1.2% for the research and development credit and a benefit related to nontaxable life insurance income of 1.0%, partially offset by the impact of 2.0% for state income taxes and a foreign tax rate differential of 1.6%.

Critical Accounting Policies

In the fourth quarter of 2002, a non-cash after-tax adjustment to equity through other comprehensive loss of $91 million was recorded to reflect additional minimum pension liabilities, primarily related to certain foreign pension plans. At December 28, 2002, Textron had a prepaid benefit cost of approximately $820 million relating to past contributions to our plans and the recognized market gains on pension assets from earlier periods, primarily on plans covering employees in the U.S. In the event that actual earnings on pension assets remain below the assumed rate of return of 8.9%, or if any other assumptions affecting the calculation of the plans' obligation change significantly, it is possible that the accumulated benefit obligation may exceed the actual plan assets for some of our plans at the end of 2003. For each plan affected, this would require a minimum pension liability adjustment to other comprehensive loss. The minimum pension liability charge to equity is calculated for each plan separately and equals the difference between the accumulated benefit obligation less the market value of the plan assets, plus the prepaid benefit cost, less unrecognized prior service costs, net of the income tax effect. This non-cash charge to equity is subject to annual evaluation, and will be affected by actual earnings on plan assets, contributions to the plans, and actual experience different from actuarial assumptions.

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 13, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $35 million and $55 million during the first quarter of 2003 and 2002, respectively. The decrease in 2003 was due to Textron Finance's retention of capital to support finance receivable growth. Textron Finance had total liabilities at March 29, 2003 of $6.2 billion of which approximately $2.8 billion of debt, $326 million of other liabilities and $48 million of deferred income taxes are payable within the next twelve months.

Textron Manufacturing's debt (net of cash) to total capital ratio was 27% at March 29, 2003 and year end. This ratio is consistent with Textron Manufacturing's financial target of a debt to capital ratio in the mid to high 20% range.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. None of these lines of credit were used at March 29, 2003. Textron Manufacturing has a primary revolving credit facility of $1.5 billion, of which $1 billion will expire in 2007. During March 2003, Textron Manufacturing renegotiated the $500 million line of credit agreement and extended its expiration to March 2004. Textron Finance has bank lines of credit of $1.5 billion, of which $500 million expires in the third quarter of 2003 and $1 billion expires in 2006. Both $500 million facilities include one-year term out options, effectively extending their expiration by one year. At March 29, 2003, the lines of credit not reserved as support for commercial paper were $1.44 billion for Textron Manufacturing and $258 million for Textron Finance. The decrease in the unreserved portion of Textron Finance's lines of credit, from the December 28, 2002 amount of $616 million, is principally attributable to growth in distribution finance and the liquidation of the small business finance revolving receivable securitization conduit through a receivables repurchase of $164 million.

Securitizations remain an important source of funding for Textron Finance. During the first quarter of 2003, Textron Finance continued to utilize a revolving securitization conduit to fund a portfolio of distribution finance receivables. Textron Finance did not enter into any term securitization transactions during the quarter. Cash collections on prior period securitization gains were $10 million in the first quarter of 2003. Textron Finance anticipates that it will enter into additional securitization transactions during the remainder of 2003.

Under a shelf registration statement filed with the Securities and Exchange Commission (SEC), Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion. Under this facility, Textron Finance issued $200 million of term notes during the first quarter of 2003 that mature in 2005. The proceeds from the issuances were used to refinance maturing commercial paper and long-term debt at par. At March 29, 2003, Textron Finance and Textron Manufacturing each had $900 million available under their existing shelf registration statements filed with the SEC.

During the first quarter of 2003, Fitch downgraded Textron's Manufacturing's and Textron Finance's long-term debt from an A rating to A- and their short-term debt from F1 to F2. In addition, Standard & Poor's placed Textron Manufacturing's short-term and long-term debt and Textron Finance's long-term debt on CreditWatch with negative implications. The economic environment and its potential impact on the financial performance from the aerospace and financial service industries were listed as contributing factors. While the actions of the rating agencies has caused our cost of capital to increase, it did not result in any loss of access to capital. Further downgrades in these ratings could increase borrowing spreads or limit access to the commercial paper, securitization and long-term debt markets. In addition, Textron Manufacturing's and Textron Finance's revolving bank line of credit agreements contain certain financial covenants that must be complied with in order to maintain the ability to borrow under the facilities. Textron Manufacturing and Textron Finance were in full compliance with such covenants at March 29, 2003, and both borrowing groups believe that they have adequate credit facilities and access to credit markets to meet their long-term financing needs.

Under its Board authorized share repurchase program, Textron repurchased 1,096,100 shares of common stock during the first quarter of 2003 at an aggregate cost of $41 million. Textron made payments of $44 million in cash to settle its common stock trades during the quarter. An additional 855,000 shares have been repurchased through April 26, 2003. Dividend payments to shareholders for the first quarter of 2003 and 2002 amounted to $45 million and $46 million, respectively.

During the first quarter of 2003, Textron Manufacturing received $108 million in cash related to the tax benefit realized upon the December 2002 sale of the Snorkel product line of the OmniQuip business unit and the capital stock of the OmniQuip Textron Inc. holding company. This cash benefit is included in the cash flow from investing activities along with the $15 million in cash received in January from the sale of Textron Manufacturing's 50% interest in an Italian automotive joint venture to Collins and Aikman Corporation.

Textron Manufacturing entered into a new one-year forward contract in Textron common stock in January 2003. The contract is intended to hedge the earnings and cash volatility of stock-based incentive compensation indexed to Textron stock. The forward contract requires annual cash settlement between the counterparties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. An interim cash settlement is also required if the stock price falls below $22.44. Textron Manufacturing's contract is for approximately 2.4 million shares with a strike price of $44.88 for an exposure of approximately $40 million at March 29, 2003.

Management believes that Textron will continue to have adequate access to credit markets and that its credit facilities and cash flows from operations will continue to be more than sufficient to meet its operating needs and to finance growth.

Foreign Exchange Risks

Textron's financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For the first quarter of 2003, the impact of foreign exchange rate changes from the first quarter of 2002 increased revenues by approximately $62 million (2.6%) and increased segment profit by approximately $5 million (3.1%).

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the impact of the adoption of FIN 46 and does not anticipate that it will have a material effect on Textron's results of operations or financial position.

Forward-looking Information: Certain statements in this release and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers; (e) government funding and program approvals affecting products being developed or sold under government programs; (f) cost and delivery performance under various program and development contracts; (g) the adequacy of cost estimates for various customer care programs including servicing warranties; (h) the ability to control costs and successful implementation of various cost reduction programs; (i) the timing of certifications of new aircraft products; (j) the occurrence of further downturns in customer markets to which Textron products are sold or supplied or where Textron Financial offers financing; (k) changes in aircraft delivery schedules or cancellation of orders (l) Textron's ability to offset, through cost reductions, raw material price increases and pricing pressure brought by original equipment manufacturer customers; (m) the availability and cost of insurance; (n) pension plan income falling below current forecasts; (o) Textron Financial's ability to maintain portfolio credit quality; (p) Textron Financial's access to debt financing at competitive rates; and (q) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in Textron's exposure to market risk during the first quarter of 2003. For discussion of Textron's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in Textron's Annual Report incorporated by reference in Form 10-K for the fiscal year 2002.

Item 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (the "CEO") and our Executive Vice President and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the CEO and CFO completed their evaluations.

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS
The following updates the information on legal proceedings previously reported in Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 2002:

As previously reported, two identical lawsuits purporting to be class actions were filed in 2002 in the United States District Court in Rhode Island against Textron and certain present and former officers of Textron and Bell Helicopter by Textron shareholders suing on their own behalf and on behalf of a purported class of Textron shareholders. The consolidated amended complaint alleges that the defendants failed to make certain accounting adjustments in response to alleged problems with Bell Helicopter's V-22 and H-1 programs and that the company failed to timely write down certain assets of its OmniQuip unit. Textron filed a Motion to Dismiss the consolidated amended complaint on March 26, 2003.

As previously reported, two identical lawsuits, purporting to be class actions on behalf of Textron benefit plans and participants and beneficiaries of those plans during 2000 and 2001, were filed in 2002 in the United States District Court in Rhode Island against Textron, the Textron Savings Plan and the Plan's trustee. The consolidated amended complaint alleges breach of certain fiduciary duties under ERISA, based on the amount of Plan assets invested in Textron stock during 2000 and 2001. Textron filed a Motion to Dismiss the consolidated amended complaint on January 24, 2003.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
	10.1	Employment Agreement between Textron Inc. and Steven R. Loranger
	10.2	5-Year Credit Agreement among Textron Inc., the banks listed therein and JPMorgan Chase Bank as Administrative Agent
	10.3	364-day Credit Agreement among Textron Inc., the banks listed therein and JPMorgan Chase Bank as Administrative Agent
	12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing
	12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries
	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 as of the Sarbanes-Oxley Act of 2002
	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 as of the Sarbanes-Oxley Act of 2002
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
On January 23, 2003, Textron filed a Report on Form 8-K incorporating, under Item 9, Textron's January 23, 2003, press release announcing Textron's fourth quarter and full year 2002 earnings.

On March 20, 2003, Textron filed a Report on Form 8-K incorporating, under Item 9, Textron's March 20, 2003, press release commenting on the outlook for business jet sales by its Cessna Aircraft business unit.

On March 28, 2003, Textron filed a Report on Form 8-K incorporating, under Item 9, Textron's March 27, 2003, press release updating Textron's earnings guidance.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TEXTRON INC.
Date:	May 6, 2003	s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)

26.

CERTIFICATIONS

I, Lewis B. Campbell, Chairman, President and Chief Executive Officer of Textron Inc. (the "Company") certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Textron Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	s/Lewis B. Campbell
Lewis B. Campbell
Chairman, President and Chief Executive Officer

I, Ted R. French, Executive Vice President and Chief Financial Officer of Textron Inc. (the "Company") certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Textron Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 6, 2003	s/Ted R. French
Ted R. French
Executive Vice President and Chief Financial Officer

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
10.1	Employment Agreement between Textron Inc. and Steven R. Loranger
10.2	5-Year Credit Agreement among Textron Inc., the banks listed therein and JPMorgan Chase Bank as Administrative Agent
10.3	364-day Credit Agreement among Textron Inc., the banks listed therein and JPMorgan Chase Bank as Administrative Agent
12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing
12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 as of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 as of the Sarbanes-Oxley Act of 2002
NOTE

Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to Commission upon request.