Form 10-Q
period 2003-06-28
TEXTRON INC
filed 2003-08-05
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended June 28, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at July 26, 2003 - 135,515,589 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Condensed Consolidated Statements of Income (unaudited)
(Dollars in millions, except per share amounts)
	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Revenues
Manufacturing revenues	$2,444	$2,676	$4,750	$4,949
Finance revenues	155	148	306	293
Total revenues	2,599	2,824	5,056	5,242
Costs, expenses and other
Cost of sales	2,008	2,174	3,913	4,051
Selling and administrative	331	373	666	701
Interest, net	70	73	140	150
Provision for losses on finance receivables	31	25	61	55
Special charges	54	29	82	43
Gain on sale of business, net	-	(25)	(15)	(25)
Total costs, expenses and other	2,494	2,649	4,847	4,975
Income from operations before income taxes and distributions on preferred securities of subsidiary trusts	105	175	209	267
Income taxes	(35)	(63)	(67)	(92)
Distribution on preferred securities of subsidiary trusts, net of income taxes	(7)	(7)	(13)	(13)
Income before cumulative effect of change in accounting principle	63	105	129	162
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(488)
Net income (loss)	$63	$105	$129	$(326)
Per common share:
Basic:
Income before cumulative effect of change in accounting principle	$.46	$.75	$.95	$1.16
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(3.49)
Net income (loss)	$.46	$.75	$.95	$(2.33)
Diluted:
Income before cumulative effect of change in accounting principle	$.46	$.74	$.94	$1.14
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(3.44)
Net income (loss)	$.46	$.74	$.94	$(2.30)
Average shares outstanding (in thousands):
Basic	135,380	139,486	135,672	139,893
Diluted	136,257	141,599	136,659	141,682
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.04	$1.04
$1.40 Preferred stock, Series B	$.35	$.35	$.70	$.70
Common stock	$.325	$.325	$.65	$.65

See notes to the condensed consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	June 28, 2003	December 28, 2002
Assets
Textron Manufacturing
Cash and cash equivalents	$325	$286
Commercial and U.S. Government receivables (less allowance for doubtful accounts of $61 and $63, respectively)	1,385	1,180
Inventories	1,626	1,611
Income taxes receivable	52	247
Other current assets	526	563
Total current assets	3,914	3,887
Property, plant, and equipment (less accumulated depreciation of $2,328 and $2,188, respectively)	1,961	1,981
Goodwill	1,394	1,368
Other intangible assets, net	65	83
Other assets	1,591	1,532
Total Textron Manufacturing assets	8,925	8,851
Textron Finance
Cash	46	21
Finance receivables, net	5,854	5,589
Goodwill	181	181
Other assets	920	863
Total Textron Finance assets	7,001	6,654
Total assets	$15,926	$15,505
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Obligated mandatorily redeemable preferred securities	$485	$-
Current portion of long-term debt and short-term debt	27	25
Accounts payable	795	877
Accrued liabilities	1,331	1,337
Total current liabilities	2,638	2,239
Accrued postretirement benefits other than pensions	608	611
Other liabilities	1,434	1,444
Long-term debt	1,746	1,686
Total Textron Manufacturing liabilities	6,426	5,980
Textron Finance
Other liabilities	502	369
Deferred income taxes	434	398
Debt	4,994	4,840
Total Textron Finance liabilities	5,930	5,607
Total liabilities	12,356	11,587
Textron Finance - obligated mandatorily redeemable preferred securities of Finance subsidiary holding solely junior subordinated debentures	27	27
Textron - obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Textron junior subordinated debt securities	-	485
Shareholders' equity
Capital stock:
Preferred stock	11	11
Common stock	25	25
Capital surplus	1,072	1,080
Retained earnings	5,566	5,526
Accumulated other comprehensive loss	(90)	(225)
	6,584	6,417
Less cost of treasury shares	3,041	3,011
Total shareholders' equity	3,543	3,406
Total liabilities and shareholders' equity	$15,926	$15,505
Common shares outstanding (in thousands)	135,400	136,500

See notes to the condensed consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)
	Six Months Ended
	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Income before cumulative effect of change in accounting principle	$129	$162
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation	169	159
Amortization	9	15
Provision for losses on finance receivables	61	55
Gain on sale of businesses, net	(15)	(25)
Special charges	82	43
Deferred income taxes	18	16
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(135)	(142)
Inventories	15	(52)
Other assets	94	(92)
Accounts payable	(112)	(64)
Other accrued liabilities	(89)	(38)
Other operating activities, net	10	(5)
Net cash provided by operating activities	236	32
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(4,615)	(4,301)
Repaid	4,002	3,633
Proceeds from receivable sales and securitization sales	450	356
Capital expenditures	(123)	(146)
Net proceeds from sales of businesses	125	39
Proceeds from sale of property, plant and equipment	78	58
Other investing activities, net	45	(7)
Net cash used by investing activities	(38)	(368)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(303)	149
Proceeds from issuance of long-term debt	814	1,596
Principal payments on long-term debt	(510)	(784)
Proceeds from exercise of stock options	3	19
Purchases of Textron common stock	(65)	(164)
Dividends paid	(89)	(137)
Net cash (used) provided by financing activities	(150)	679
Effect of exchange rate changes on cash and cash equivalents	16	13
Net increase in cash and cash equivalents	64	356
Cash and cash equivalents at beginning of period	307	260
Cash and cash equivalents at end of period	$371	$616
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred to finance future construction	$-	$79
Capital expenditures financed through capital leases	$4	$9

See notes to condensed consolidated financial statements.

TEXTRON INC.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 28, 2002. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at June 28, 2003, and its consolidated results of operations and cash flows for each of the respective three- and six-month periods ended June 28, 2003 and June 29, 2002. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

Textron reorganized its segments in the second quarter of 2003 in order to streamline its management structure. Under the new structure, Textron Systems and Textron Lycoming (Lycoming) have been combined with Bell Helicopter to form the new Bell segment and Cessna Aircraft is being reported separately as a new segment. The remaining Industrial Products and Industrial Components businesses have been combined to form the new Industrial segment. Textron now reports under the following segments: Bell, Cessna, Fastening Systems, Industrial and Finance. All prior period data has been appropriately reclassified.

Textron's financings are conducted through two borrowing groups: Textron Finance and Textron Manufacturing. This framework is designed to enhance Textron's borrowing power by separating the Finance segment. Textron Finance consists of Textron Financial Corporation consolidated with its subsidiaries, which are the entities through which Textron operates its Finance segment. Textron Finance finances its operations by borrowing from its own group of external creditors. Textron Manufacturing is Textron Inc., the parent company, consolidated with the entities that operate in the Bell, Cessna, Fastening Systems and Industrial business segments.

Textron accounts for its interests in unconsolidated joint ventures under the equity method of accounting. At June 28, 2003 and December 28, 2002, other assets includes $31 million and $35 million, respectively, attributable to investments in unconsolidated joint ventures. Since Textron's equity in income (loss) from these joint ventures is not material, this amount is reported in cost of sales rather than as a separate line item. Textron's loss from unconsolidated joint ventures totaled $1 million and $4 million for the three and six months ended June 28, 2003, and $2 million and $3 million for the three and six months ended June 29, 2002, respectively.

Note 2. Inventories
(In millions)	June 28, 2003	December 28, 2002
Finished goods	$802	$777
Work in process	738	811
Raw materials	233	209
	1,773	1,797
Less progress payments and customer deposits	147	186
	$1,626	$1,611

Note 3: Sale of Businesses

On July 7, 2003, Textron Inc. entered into an agreement to sell certain assets and liabilities related to its remaining product line within the OmniQuip business to JLG Industries, Inc. for $90 million in cash and a $10 million two-year note. This sale was consummated on August 1, 2003 and Textron will reclassify the aggregate financial results from this business and all the previously sold OmniQuip businesses as discontinued operations for accounting purposes in the third quarter of 2003.

As of June 28, 2003, the business did not meet all of the held for sale criteria as stipulated in Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." However, the price under negotiation indicated that book value of the business was greater than the current fair value. Accordingly, an impairment analysis, including the implications of SFAS No. 142 "Goodwill and Other Intangible Assets" was conducted. Based on this analysis, Textron recorded a charge relating to the remaining goodwill of $15 million along with $15 million of other intangible assets associated with this business in the second quarter of 2003. This charge is recorded in special charges and represents management's best estimate of the amount by which the previously recorded amount exceeded the fair value of Textron's remaining investment in the OmniQuip business.

In January 2003, Textron sold its 50% interest in an Italian automotive joint venture to Collins & Aikman Corporation for a $12 million after-tax gain.

Note 4. Goodwill and Other Intangible Assets

On December 30, 2001, Textron adopted SFAS No. 142 which required companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. All existing goodwill as of December 30, 2001 was required to be tested for impairment on a reporting unit basis. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values were primarily established using a discounted cash flow methodology. When available, comparative market multiples were used to corroborate discounted cash flow results.

With the implementation of SFAS No. 142 in 2002, an after-tax transitional impairment charge of $488 million ($561 million, pre-tax) was taken in the second quarter and retroactively recorded in the first quarter. This retroactive restatement reduced basic and diluted earnings per share by $3.49 and $3.44, respectively, for the first half of 2002. The after-tax charge is included in the caption "Cumulative effect of change in accounting principle, net of income taxes" and relates to the following segments: $385 million in Industrial, $88 million in Fastening Systems and $15 million in Finance. For the Industrial and Fastening Systems segments, the primary factor was the decline in demand in certain industries in which these segments operate, especially the telecommunications industry, due to the economic slow down. The Finance segment's impairment charge related to the franchise finance division and was primarily the result of decreasing loan volumes and an unfavorable securitization market.

In the second quarter 2003, Textron recorded an impairment charge in the Industrial segment of $15 million in goodwill and $15 million in other intangible assets related to the pending sale of the remaining OmniQuip business. See Note 3 for further discussion.

A summary of changes in goodwill is as follows:

(In millions)	Balance December 28, 2002	Impairment Charge	Foreign Currency Translation	Balance June 28, 2003
Bell	$101	$-	$-	$101
Cessna	306	-	-	306
Fastening Systems	390	-	18	408
Industrial	571	(15)	23	579
Finance	181	-	-	181
Total	$1,549	$(15)	41	$1,575

All of Textron's acquired intangible assets are subject to amortization and are comprised of the following as of June 28, 2003:

(Dollars in millions)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	28	$48	$6	$42
Patents	9	19	8	11
Non-compete	3	10	9	1
Other	5	15	4	11
Total		$92	$27	$65

Amortization expense for the three and six months ended June 28, 2003 totaled $3 million and $6 million, respectively, and is expected to be approximately $3 million for the remainder of 2003. Amortization expense for fiscal years 2004, 2005, 2006, 2007 and 2008 is estimated to be approximately $6 million, $4 million, $3 million, $3 million and $2 million, respectively. Amortization expense for the three and six months ended June 29, 2002 totaled $3 million and $6 million, respectively.

Note 5. Textron Finance-Obligated Mandatorily Redeemable Preferred Securities of Finance Subsidiary Holding Solely Junior Subordinated Debentures

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

The preferred securities accrue and pay cash distributions quarterly at a rate of 10% per annum. The trust's obligation under the preferred securities is fully and unconditionally guaranteed by Litchfield. The trust will redeem all of the outstanding preferred securities when the debentures are paid at maturity on June 30, 2029, or otherwise become due. Litchfield will have the right to redeem 100% of the principal plus accrued and unpaid interest on or after June 30, 2004. As a result of its acquisition of Litchfield, Textron Financial Corporation has agreed to make payments to the holders of the preferred securities, when due, to the extent not paid by or on behalf of the trust or subsidiary.

Note 6. Textron-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Textron Junior Subordinated Debt Securities

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

In June 2003, Textron announced that the trust would redeem all of the preferred securities at the par value of $25 per share, plus accrued and unpaid distributions up to the redemption date of July 17, 2003. The redemption was mandatory following Textron's call of the debentures held by the trust that were also redeemed in July. Upon the redemption, approximately $15 million in unamortized issuance costs were written off in the third quarter of 2003. The redemption liability as of June 28, 2003 has been classified under current liabilities to reflect the debenture call.

Note 7. Commitments and Contingencies

Textron is subject to legal proceedings and other claims arising out of the conduct of Textron's business, including proceedings and claims relating to private sector transactions; government contracts; production partners; product liability; employment; and environmental, safety, and health matters. Some of these legal proceedings and claims seek damages, fines, or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in Textron's suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, Textron believes that these proceedings and claims will not have a material effect on Textron's financial position or results of operations.

During 2002, the Lycoming aircraft engine business, in conjunction with the Federal Aviation Administration, recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a third party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program is substantially complete. It is possible, however, that additional engines outside of the current recall could potentially be affected. Accordingly, Textron has continued to monitor the performance of the crankshafts previously supplied by the third party to ensure that the current recall, inspection, repair, and customer care program adequately covers all engines with potentially faulty crankshafts. Lycoming also is continuing its program for the inspection and replacement of potentially defective zinc-plated bolts manufactured by a third party supplier for use in certain aircraft engines. Management believes that Textron's reserves are adequate based on the estimated remaining costs of the crankshaft and bolt programs. Actual costs could vary depending upon the actual experience of the programs, recoveries received from third parties, or expansion of the existing programs.

On a periodic basis, Bell Helicopter's overhead cost rates are audited by the Defense Contract Audit Agency (DCAA). In 1998, Bell received a payment of $100 million from its joint venture partner, the Agusta Division of Finmeccanica S.p.A., now AgustaWestland NV (Agusta), as consideration for Agusta's access to Bell's worldwide marketing and distribution network for the Agusta 139 model and for the opportunity to participate with Bell in the BA609 project. Bell notified the government of the payment and the basis on which it was made in a timely manner. In November 2001, a DCAA audit report recommended that the payment from Agusta should be credited against Bell's overhead costs, retroactive to 1998. At the request of the cognizant contracting officer at the Defense Contract Management Agency (DCMA), Bell responded to the audit report. The DCMA contracting officer took the issue under advisement. On April 17, 2003, the DCMA sent Bell an "initial finding" letter requesting Bell to respond to the finding. The initial finding indicates the contracting officer's preliminary agreement with the audit report and begins a contractual process that could potentially lead to a government claim against the company if the contracting officer makes a final decision in agreement with the audit report. Management believes that it has no obligation to credit any portion of the $100 million payment to Bell's overhead pools and intends to contest the initial finding, as well as any claim that may be asserted by the government.

Note 8. Accumulated Other Comprehensive Loss and Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of related income taxes, are as follows:

	Six Months Ended
(In millions)	June 28 2003	June 29, 2002
Beginning of period	$(225)	$(223)
Currency translation adjustment	100	32
Net deferred gain on hedge contracts	26	16
Pension liability adjustment	-	(4)
Amortization of deferred loss on terminated hedge contracts	1	1
Securities valuation adjustment	(5)	-
Net deferred gain (loss) on interest-only securities	13	(2)
Other comprehensive income	135	43
End of period	$(90)	$(180)

Comprehensive income (loss) is summarized below:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income (loss)	$63	$105	$129	$(326)
Other comprehensive income	121	57	135	43
Comprehensive income (loss)	$184	$162	$264	$(283)

Note 9. Earnings per Share

The dilutive effect of convertible preferred shares and stock options was approximately 877,000 and 2,113,000 shares for the three months ended June 28, 2003 and June 29, 2002, and approximately 987,000 and 1,789,000 shares for the six months ended June 28, 2003 and June 29, 2002, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 10. Special Charges

Textron recorded $54 million and $82 million in special charges for the three and six months ended June 28, 2003, respectively. Special charges for the three and six months ended June 29, 2002 were $29 million and $43 million, respectively. These charges are summarized below for the applicable segments:

	Restructuring Expense
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Write-downs	Other Associated Costs	Total	Goodwill and Intangible Impairments	Total Special Charges
Three Months Ended June 28, 2003
Bell	$-	$-	$-	$-	$-	$-	$-
Cessna	-	-	-	-	-	-	-
Fastening Systems	11	-	-	1	12	-	12
Industrial	3	-	3	5	11	30	41
Corporate	1	-	-	-	1	-	1
	$15	$-	$3	$6	$24	$30	$54
Three Months Ended June 29, 2002
Bell	$4	$-	$-	$-	$4	$-	$4
Cessna	2	-	2	-	4	-	4
Fastening Systems	-	1	1	1	3	-	3
Industrial	7	1	7	2	17	-	17
Corporate	1	-	-	-	1	-	1
	$14	$2	$10	$3	$29	$-	$29
Six Months Ended June 28, 2003
Bell	$-	$-	$-	$-	$-	$-	$-
Cessna	4	-	-	-	4	-	4
Fastening Systems	15	-	-	1	16	-	16
Industrial	12	(1)	9	9	29	30	59
Corporate	3	-	-	-	3	-	3
	$34	$(1)	$9	$10	$52	$30	$82
Six Months Ended June 29, 2002
Bell	$4	$-	$-	$1	$5	$-	$5
Cessna	6	-	2	-	8	-	8
Fastening Systems	4	1	1	3	9	-	9
Industrial	5	3	9	3	20	-	20
Corporate	1	-	-	-	1	-	1
	$20	$4	$12	$7	$43	$-	$43

See Notes 3 and 4 for discussion of the goodwill and other intangible asset impairment charge recorded in the second quarter 2003.

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001, and in October 2002, Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron's restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses, and streamlining of sales and administrative overhead. Under this restructuring program, Textron has reduced its workforce by approximately 9,400 employees and has closed 89 facilities, including 39 manufacturing plants, primarily in the Industrial and Fastening Systems segments. Textron expects a total reduction of about 10,000 employees, excluding approximately 700 Trim employees, representing approximately 17% of its global workforce since the restructuring was first announced.

As of June 28, 2003, $324 million has been incurred (including $11 million related to Trim), with $159 million in the Industrial segment, $89 million in the Fastening Systems segment, $28 million in the Bell segment, $34 million in the Cessna segment, $3 million in the Finance segment and $11 million at Corporate. Costs incurred through June 28, 2003 include $184 million in severance costs, $65 million in asset impairment charges, $9 million in contract termination costs and $66 million in other associated costs.

Textron estimates that approximately $162 million in additional program costs will be incurred primarily in the Fastening Systems and Industrial segments. In total, Textron estimates that the entire program will be approximately $486 million (including $11 million related to Trim) and will be substantially complete by 2004. This estimate includes amounts for projects that have not been formally approved and initiated as of June 28, 2003. For projects that have been formally approved and initiated as of June 28, 2003, Textron expects to incur approximately $30 million in additional severance costs, $19 million in other associated costs and $6 million in contract termination costs. In addition, management anticipates that certain long-lived assets may become impaired as plans are formalized and approved for specific restructuring projects. Once a plan is approved, the long-lived assets affected by the plan are evaluated to determine if the held for sale criteria established by SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" have been met. If all the criteria have been met, the assets are measured at the lower of the carrying amount or fair value less costs to sell. If the criteria have not been met, the estimated remaining undiscounted cash flows for the assets are compared to the carrying amount and, if less, an impairment charge is taken based on the excess of the carrying amount over the respective fair value at that time.

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

An analysis of the restructuring program and related reserve accounts is summarized below:

(In millions)	Severance Costs	Contract Terminations	Other Associated Costs	Asset Impairments	Total
Balance at December 28, 2002	$24	$4	$-	$-	$28
Additions	35	-	10	9	54
Reserves deemed unnecessary	(1)	(1)	-	-	(2)
Non-cash utilization	-	-	-	(9)	(9)
Cash Paid	(26)	-	(10)	-	(36)
Balance at June 28, 2003	$32	$3	$-	$-	$35

Severance costs are generally paid on a monthly basis over the severance period granted to each employee or on a lump sum basis when required. Severance costs include outplacement costs, which are paid in accordance with normal payment terms. Contract termination costs are generally paid upon exiting the facility or over the remaining lease term. Other associated costs primarily include outsourcing certain operations, plant rearrangement, machinery and equipment relocation, and employee replacement and relocation costs, which are paid in accordance with normal payment terms.

The specific restructuring measures and associated estimated costs are based on Textron's best judgment under prevailing circumstances. Textron believes that the restructuring reserve balance of $35 million is adequate to cover the costs presently accruable relating to activities formally identified and committed to under approved plans as of June 28, 2003, and anticipates that all actions related to these liabilities will be completed within a twelve-month period.

Note 11: Stock-Based Compensation

The following table illustrates the effect on net income and earnings per share if Textron had applied the fair-value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" to stock-based employee compensation.

	Three Months Ended		Six Months Ended
(Dollars in millions, except per share data)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income (loss), as reported	$63	$105	$129	$(326)
Add back: Stock-based employee
compensation expense included
in reported net income (loss)*	3	4	7	6
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards*	(5)	(12)	(13)	(21)
Pro forma net income (loss)	$61	$97	$123	$(341)
Income (loss) per share:
Basic - as reported	$.46	$.75	$.95	$(2.33)
Basic - pro forma	$.45	$.70	$.91	$(2.44)
Diluted - as reported	$.46	$.74	$.94	$(2.30)
Diluted - pro forma	$.45	$.69	$.90	$(2.41)

* Net of related cash settlement forward income or expense and related tax effects

Note 12: New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if none of the equity investors in the entity have the characteristics of a controlling financial interest and the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the impact of the adoption of FIN 46 and does not anticipate that it will have a material effect on Textron's results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amended SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management is currently evaluating the impact of the adoption of SFAS No. 149 and does not anticipate that it will have a material effect on Textron's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires that an issuer classify certain financial instruments as liabilities. Many of the instruments included within the Statement's scope, such as mandatorily redeemable shares, were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon the implementation, Textron will report its obligated mandatorily redeemable preferred securities as liabilities and all related expenses as a component of income from operations. See Notes 5 and 6 for further discussion.

In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It applies to all deliverables (products, services, rights to use assets, etc.) within contractually binding arrangements. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently evaluating the impact of the adoption of EITF 00-21 and does not anticipate that it will have a material effect on Textron's results of operations or financial position.

Note 13: Textron Manufacturing Condensed Statement of Cash Flows

The Condensed Statement of Cash Flows for Textron Manufacturing, which includes distributions received from Textron Finance but excludes the net income of Textron Finance, is provided on page 14. Textron's Condensed Consolidated Statement of Cash Flows is provided on page 4.

Note 13: Textron Manufacturing Condensed Statement of Cash Flows (continued)
(unaudited) (In millions)	Six Months Ended
	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Income before cumulative effect of change in accounting principle	$129	$162
Adjustments to reconcile income to net cash provided by operating activities:
Earnings of Textron Finance less than distributions to Textron Manufacturing	2	36
Depreciation	153	145
Amortization	4	10
Gain on sale of businesses, net	(15)	(25)
Special charges	82	43
Deferred income taxes	(4)	(10)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(135)	(142)
Inventories	15	(52)
Other assets	98	(98)
Accounts payable	(128)	(26)
Other accrued liabilities	(79)	(25)
Other operating activities, net	15	(1)
Net cash provided by operating activities	137	17
Cash flows from investing activities:
Capital expenditures	(114)	(133)
Net proceeds from sales of businesses	125	39
Proceeds from sale of property, plant and equipment	29	26
Due from Textron Finance	-	510
Other investing activities, net	-	(1)
Net cash provided by investing activities	40	441
Cash flows from financing activities:
Increase (decrease) in short-term debt	2	(134)
Proceeds from issuance of long-term debt	-	301
Principal payments on long-term debt	(5)	(2)
Proceeds from employee stock ownership plans	3	19
Purchases of Textron common stock	(65)	(164)
Dividends paid	(89)	(137)
Net cash used by financing activities	(154)	(117)
Effect of exchange rate changes on cash and cash equivalents	16	13
Net increase in cash and cash equivalents	39	354
Cash and cash equivalents at beginning of period	286	241
Cash and cash equivalents at end of period	$325	$595
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred to finance future construction	$-	$79
Capital expenditures financed through capital leases	$4	$9

Note 14: Segment Information

Textron reorganized its segments in the second quarter of 2003 in order to streamline its management structure. Under the new structure, Textron Systems and Lycoming have been combined with Bell Helicopter to form the new Bell segment and Cessna Aircraft is being reported separately as a new segment. The remaining Industrial Products and Industrial Components businesses have been combined to form the new Industrial segment. Textron now reports under the following segments: Bell, Cessna, Fastening Systems, Industrial and Finance. All prior period data has been appropriately reclassified.

Textron evaluates segment operating performance based on segment profit. Segment profit for manufacturing segments excludes interest, certain corporate expenses, special charges and gains and losses from the disposition of significant business units. The measurement for the Finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust, and excludes special charges.

A summary of operations by segment for the three- and six-month periods ended June 28, 2003 and June 29, 2002 is as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
REVENUES
MANUFACTURING:
Bell	$616	$593	$1,152	$1,084
Cessna	575	857	1,163	1,534
Fastening Systems	447	431	876	827
Industrial	806	795	1,559	1,504
	2,444	2,676	4,750	4,949
FINANCE	155	148	306	293
Total revenues	$2,599	$2,824	$5,056	$5,242
SEGMENT OPERATING PROFIT
MANUFACTURING:
Bell	$56	$45	$96	$69
Cessna	66	121	125	198
Fastening Systems	21	21	39	31
Industrial	42	19	75	51
	185	206	335	349
FINANCE	26	29	49	51
Segment profit	211	235	384	400
Special charges*	(54)	(29)	(82)	(43)
Segment operating income	157	206	302	357
Gain on sale of businesses, net	-	25	15	25
Corporate expenses and other - net	(30)	(31)	(62)	(60)
Interest expense, net	(22)	(25)	(46)	(55)
Income from operations before income taxes and distributions on preferred securities of subsidiary trusts	$105	$175	$209	$267

*     Textron adopted SFAS No. 146 as of the beginning of fiscal 2003 for projects initiated after December 28, 2002. Previously, certain costs related to restructuring that were not accruable under the prior standard were recorded in segment profit as incurred. With the adoption of this Statement, all restructuring and related costs for which this Statement applies have been aggregated and recorded in special charges. Prior period amounts have been reclassified to conform to this presentation.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations - Three months ended June 28, 2003 vs. Three months ended June 29, 2002

Revenues decreased to $2.6 billion in the second quarter of 2003 from $2.8 billion in 2002 primarily due to lower revenue at Cessna, partially offset by higher revenues at Bell, Fastening Systems, Industrial and Finance. Net income was $63 million, or $0.46 per share, for the second quarter of 2003 compared to $105 million, or $0.74 per share, for 2002. During the second quarter of 2003, Textron recognized pre-tax special charges of $54 million including $30 million related to a goodwill and other intangible assets impairment charge at OmniQuip. The second quarter of 2002 included special charges of $29 million and a pre-tax gain of $25 million from transactions related to the divestiture of Trim in 2001.

In June 2003, Textron reorganized its segments in order to streamline its management reporting structure. Under the new structure, Textron Systems and Lycoming have been combined with Bell Helicopter to form the new Bell segment and Cessna Aircraft has been reported separately as a new segment. The remaining Industrial Products and Industrial Components businesses have been combined to form the new Industrial segment. Textron now reports under the following segments: Bell, Cessna, Fastening Systems, Industrial and Finance.

Segment profit of $211 million in the second quarter of 2003 decreased $24 million from $235 million in the second quarter of 2002 primarily due to the impact of lower volume, inflation and lower income of $12 million related to retirement plans, partially offset by improved cost performance, including the benefit of restructuring activities, and higher pricing. The preceding items are discussed more fully in the segment commentary that follows.

At this time, there are no indications that the weakened economy has begun to recover. Textron anticipates that its markets will remain sluggish during 2003. Total revenues are expected to be down primarily as a result of lower jet deliveries at Cessna Aircraft, which are expected to be between 180 and 195, due to a reduction in the number of jets one of Cessna's largest customers plans to purchase as well as lower non-fleet sales. As a result, Cessna is realigning its cost to the lower production levels to partially mitigate the downward pressure on its margins in the second half. To strengthen operating efficiencies and better align its operations with current economic and market conditions, Textron will continue to incur restructuring charges from its previously announced program through 2004.

The Bell segment's revenues and profit increased $23 million and $11 million, respectively. Revenues increased due to higher commercial sales of $20 million and higher U. S. Government revenue of $16 million at Bell Helicopter, partially offset by lower sales of $10 million at Textron Systems and $3 million at Lycoming. At Bell Helicopter, commercial sales increased primarily due to higher foreign military sales of $24 million and higher commercial aircraft sales of $8 million, partially offset by lower commercial spares and service sales of $4 million. U. S. Government revenue increased primarily due to higher revenue of $19 million on the V-22 program and $15 million in higher spare parts and service sales, partially offset by lower revenue of $18 million on the Huey and Cobra upgrade contracts. Segment profit increased primarily due to lower pricing adjustments of $15 million and lower program related adjustments of $13 million recorded in 2002 in the commercial helicopter business. These increases were partially offset by lower profit of $7 million on the V-22 contract, primarily due to favorable program adjustments in the prior year as manufacturing cost estimates were finalized for certain production lots nearing completion, and increased costs and lower volume of $6 million at Lycoming.

During 2002, the Lycoming aircraft engine business, in conjunction with the Federal Aviation Administration, recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a third party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program is substantially complete. It is possible, however, that additional engines outside of the current recall could potentially be affected. Accordingly, Textron has continued to monitor the performance of the crankshafts previously supplied by the third party to ensure that the current recall, inspection, repair, and customer care program adequately covers all engines with potentially faulty crankshafts. Lycoming also is continuing its program for the inspection and replacement of potentially defective zinc-plated bolts manufactured by a third party supplier for use in certain aircraft engines. Management believes that Textron's reserves are adequate based on the estimated remaining costs of the crankshaft and bolt programs. Actual costs could vary depending upon the actual experience of the programs, recoveries received from third parties, or expansion of the existing programs.

The Cessna segment's revenues and profit decreased $282 million and $55 million, respectively. Revenues decreased primarily due to lower Citation business jet volume of $312 million, partially offset by higher pricing of $19 million (including a $4 million benefit from lower used aircraft overtrade allowances) and higher used aircraft sales of $17 million. Profit decreased primarily due to reduced margin of $102 million from lower sales volume and inflation of $11 million, partially offset by improved cost performance of $31 million and the higher pricing of $19 million.

The Fastening Systems segment's revenues increased $16 million while profit was unchanged. Revenue increased primarily due to the favorable impact of $30 million from foreign exchange, partially offset by $14 million from lower sales volume. Profit was unchanged as the impact of $8 million from lower sales volume and $7 million from inflation was primarily offset by $10 million of improved cost performance and $3 million of favorable foreign exchange.

The Industrial segment's revenues and profit increased $11 million and $23 million, respectively. Revenues increased primarily due to a favorable foreign exchange impact of $45 million and higher sales volume of $19 million at Kautex, partially offset by lower sales volume of $34 million at OmniQuip, including $17 million related to a product line that was exited in 2002, and $17 million at Golf and Turf. Profit increased primarily due to $43 million of improved cost performance and $11 million in lower expenses for bad debt and excess and obsolete inventory, partially offset by a reduced contribution of $15 million from the lower sales volume, inflation of $8 million and an unfavorable mix of $6 million.

The Finance segment's revenues increased $7 million while profit decreased $3 million. The increase in revenues was primarily due to higher average finance receivables ($6.3 billion in 2003, compared to $5.8 billion in 2002) primarily due to growth in the distribution finance business. Profit decreased due to a higher provision for loan losses of $6 million and higher operating expense of $4 million, including increased costs of $2 million related to growth in managed receivables, partially offset by higher interest margin of $7 million, due to the higher average finance receivables, higher pricing and lower borrowing cost. The increase in the provision for loan losses reflected higher net charge-offs of $13 million primarily related to aircraft finance, distribution finance, resort finance and liquidating portfolios.

Special Charges of $54 million and $29 million were recorded in the second quarter of 2003 and 2002, respectively, and are summarized below for the applicable segments:

	Restructuring Expense
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Write-downs	Other Associated Costs	Total	Goodwill and Intangible Impairments	Total Special Charges
2003
Bell	$-	$-	$-	$-	$-	$-	$-
Cessna	-	-	-	-	-	-	-
Fastening Systems	11	-	-	1	12	-	12
Industrial	3	-	3	5	11	30	41
Corporate	1	-	-	-	1	-	1
	$15	$-	$3	$6	$24	$30	$54
2002
Bell	$4	$-	$-	$-	$4	$-	$4
Cessna	2	-	2	-	4	-	4
Fastening Systems	-	1	1	1	3	-	3
Industrial	7	1	7	2	17	-	17
Corporate	1	-	-	-	1	-	1
	$14	$2	$10	$3	$29	$-	$29

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001, and in October 2002, Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron's restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses, and streamlining of sales and administrative overhead. Under this restructuring program, Textron has reduced its workforce by approximately 9,400 employees and has closed 89 facilities, including 39 manufacturing plants, primarily in the Industrial and Fastening Systems segments. As of June 28, 2003, workforce reductions totaled 4,800 employees in Industrial, 2,200 employees in Fastening Systems, 1,000 employees in Bell, 1,200 employees in Cessna, and 200 employees at Finance and Corporate. Textron expects a total reduction of about 10,000 employees, excluding approximately 700 Trim employees, representing approximately 17% of its global workforce since the restructuring was first announced.

As of June 28, 2003, $324 million has been incurred (including $11 million related to Trim), with $159 million in the Industrial segment, $89 million in the Fastening Systems segment, $28 million in the Bell segment, $34 million in the Cessna segment, $3 million in the Finance segment and $11 million at Corporate. Costs incurred through June 28, 2003 include $184 million in severance costs, $65 million in asset impairment charges, $9 million in contract termination costs and $66 million in other associated costs.

Textron estimates that approximately $162 million in additional program costs will be incurred primarily in the Fastening Systems and Industrial segments. In total, Textron estimates that the entire program will be approximately $486 million (including $11 million related to Trim) and will be substantially complete by 2004. This estimate includes amounts for projects that have not been formally approved and initiated as of June 28, 2003. For projects that have been formally approved and initiated as of June 28, 2003, Textron expects to incur approximately $30 million in additional severance costs, $19 million in other associated costs and $6 million in contract termination costs. In addition, management anticipates that certain long-lived assets may become impaired as plans are formalized and approved for specific restructuring projects. Once a plan is approved, the long-lived assets affected by the plan are evaluated to determine if the held for sale criteria established by SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" have been met. If all the criteria have been met, the assets are measured at the lower of the carrying amount or fair value less costs to sell. If the criteria have not been met, the estimated remaining undiscounted cash flows for the assets are compared to the carrying amount and, if less, an impairment charge is taken based on the excess of the carrying amount over the respective fair value at that time.

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

During the second quarter of 2003, Textron performed a long-lived asset impairment review based on indications that fair value had been established for OmniQuip during negotiations to sell the remaining part of the OmniQuip business. This impairment review determined that the book value of the business exceeded the fair value based on the current purchase price that the prospective acquirer was willing to pay for the business. The impairment calculation resulted in a second quarter charge in the Industrial segment of $30 million, including $15 million of goodwill and $15 million of other intangible assets.

On July 7, 2003, Textron Inc. entered into an agreement to sell certain assets and liabilities related to its remaining product line within the OmniQuip business to JLG Industries, Inc. for $90 million in cash and a $10 million two-year note. This sale was consummated on August 1, 2003 and Textron will reclassify the aggregate financial results from this business and all the previously sold OmniQuip businesses as discontinued operations for accounting purposes in the third quarter of 2003.

Interest expense, net decreased $3 million primarily due to a lower interest rate environment and a lower level of average debt, partially offset by a receipt of $5 million in 2002 for accumulated interest on the preferred shares that Collins & Aikman repurchased.

Income Taxes - The effective tax rate for the second quarter of 2003 was 33.3% compared to the federal statutory income tax rate of 35.0%. The lower effective rate was primarily due to a benefit of 2.1% related to dividends paid on company stock held by an employee stock ownership plan, a benefit of 1.5% for the research and development credit and a benefit of 1.4% from export sales, partially offset by the impact of 2.7% for state income taxes and a foreign tax rate differential of 1.7%. The effective tax rate for the second quarter of 2002 was 36.0% compared to the federal statutory income tax rate of 35.0%. The higher effective rate was primarily due to 4.1% for permanent items related to the divestiture of Trim and the impact of 1.9% for state income taxes, partially offset by a benefit of 2.8% related to dividends paid on company stock held by an employee stock ownership plan, a benefit of 1.5% from export sales and a benefit of 1.0% for the research and development.

Results of operations - Six months ended June 28, 2003 vs. Six months ended June 29, 2002

Revenues decreased to $5.1 billion in the first half of 2003 from $5.2 billion in 2002 primarily due to lower revenue at Cessna, partially offset higher revenues in the Bell, Fastening Systems, Industrial and Finance segments. These items are more fully discussed in the segment commentary that follows. Income before the cumulative effect of change in accounting principle, net of income taxes, was $129 million for the first half of 2003, compared to $162 million for 2002. Diluted earnings per share before the cumulative effect of change in accounting principle, net of income taxes, were $0.94 in the first half of 2003 and $1.14 in 2002. Net income was $129 million, or $0.94 per share, for the first half of 2003 compared to a net loss of $326 million, or $2.30 per share, for 2002, which included the impact of the change in accounting principle. During the first half of 2003, Textron recognized pre-tax special charges of $82 million (including $30 million related to a goodwill and other intangible assets impairment charge at OmniQuip) and a pre-tax gain of $15 million on the sale of its interest in an Italian automotive joint venture to Collins & Aikman. In the first half of 2002, Textron recognized pre-tax special charges of $43 million, a $25 million pre-tax gain from transactions related to the divestiture of Trim in 2001 and a cumulative effect of change in accounting principle, net of income taxes, of $488 million.

Segment profit of $384 million in the first half of 2003 decreased $16 million from $400 million in the first half of 2002 primarily due to the impact of lower sales volume, inflation and lower income of $25 million related to retirement plans, partially offset by improved cost performance, including the benefit of restructuring activities, and higher pricing. The preceding items are discussed more fully in the segment commentary that follows.

The Bell segment's revenues and profit increased $68 million and $27 million, respectively. Revenues increased due to higher commercial sales of $62 million and higher U. S. Government revenue of $14 million at Bell Helicopter, partially offset by lower sales of $5 million at Textron Systems and $3 million at Lycoming. At Bell Helicopter, commercial sales increased primarily due to higher foreign military sales of $63 million and higher commercial aircraft sales of $14 million, partially offset by lower commercial spares and service sales of $7 million and lower used aircraft sales of $4 million. U. S. Government revenue increased primarily due to higher revenue of $31 million on the V-22 program and $10 million of higher spare parts and service sales, partially offset by lower revenue of $22 million from the Huey and Cobra upgrade contracts. Segment profit increased primarily due to a pricing adjustment of $15 million recorded in 2002, lower program related adjustments of $8 million ($5 million in 2003 compared to $13 million in 2002) and lower expenses for bad debt of $8 million in the commercial helicopter business. The benefit of these items was partially offset by increased costs and lower volume of $8 million at Lycoming.

During 2002, the Lycoming aircraft engine business, in conjunction with the Federal Aviation Administration, recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a third party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program is substantially complete. It is possible, however, that additional engines outside of the current recall could potentially be affected. Accordingly, Textron has continued to monitor the performance of the crankshafts previously supplied by the third party to ensure that the current recall, inspection, repair, and customer care program adequately covers all engines with potentially faulty crankshafts. Lycoming also is continuing its program for the inspection and replacement of potentially defective zinc-plated bolts manufactured by a third party supplier for use in certain aircraft engines. During the first quarter of 2003, Textron increased its reserves for the recall, inspection, replacement, repair and customer care program by $5 million. Management believes that Textron's reserves are adequate based on the estimated remaining costs of the crankshaft and bolt programs. Actual costs could vary depending upon the actual experience of the programs, recoveries received from third parties, or expansion of the existing programs.

The Cessna segment's revenues and profit decreased $371 million and $73 million, respectively. Revenues decreased primarily due to lower volume of Citation business jets of $394 million and lower used aircraft sales of $14 million, partially offset by higher pricing of $38 million (including a $5 million benefit from lower used aircraft overtrade allowances) and higher spare parts and service sales of $17 million. Profit decreased primarily due to reduced margin of $142 million from lower sales volume and inflation of $31 million, partially offset by improved cost performance of $56 million and the higher pricing of $38 million.

The Fastening Systems segment's revenues and profit increased $49 million and $8 million, respectively. Revenue increased primarily due to the favorable impact of $52 million from foreign exchange. Profit increased primarily due to improved cost performance of $25 million and the favorable foreign exchange impact of $4 million, partially offset by inflation of $14 million and a lower contribution of $7 million as a result of lower volume and an unfavorable mix.

The Industrial segment's revenues and profit increased $55 million and $24 million, respectively. Revenues increased primarily due to a favorable foreign exchange impact of $85 million, higher sales volume of $70 million at Kautex and $12 million at Fluid and Power. These increases were partially offset by lower sales volume of $59 million at Golf and Turf, $43 million at OmniQuip, including $29 million related to an exited product line in 2002, and $8 million at Greenlee. Profit increased primarily due to $63 million of improved cost performance, $10 million in lower expenses for bad debt and excess and obsolete inventory, and $5 million of favorable foreign exchange, partially offset by a reduced contribution of $26 million from lower sales volume, inflation of $16 million and an unfavorable mix of $10 million.

The Finance segment's revenues increased $13 million while profit decreased $2 million. The increase in revenues was primarily due to higher average finance receivables ($6.1 billion in 2003, compared to $5.7 billion in 2002) principally due to growth in the distribution finance business. Profit decreased due to higher operating expenses of $10 million, including higher legal and collection expense of $4 million and increased costs of $2 million related to growth in managed receivables, and a higher provision for loan losses of $6 million. These decreases were partially offset by higher interest margin of $14 million, due to the higher average finance receivables, higher pricing and lower borrowing cost. The increase in the provision for loan losses reflected higher net charge-offs of $13 million primarily related to distribution finance, aircraft finance and resort finance.

The Finance segment's nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. In the first half of 2003, nonperforming assets as a percent of finance assets decreased to 3.21% from 3.33% at December 28, 2002, and nonperforming assets decreased $1 million from December 28, 2002. The $1 million decrease is primarily due to decreases in aircraft finance of $9 million, asset-based lending of $8 million and distribution finance of $5 million, partially offset by increases in liquidating portfolios of $12 million and resort finance of $8 million. Textron Finance estimates that nonperforming assets will generally be in the range of 2 to 4% of finance assets depending on economic conditions. The allowance for losses on receivables as a percentage of nonaccrual finance receivables was 83% as of the first half of 2003, compared to 92% at December 28, 2002. The decrease in the percentage represents an increase in nonaccrual loans that are supported by strong collateral values.

Special charges of $82 million and $43 million were recorded in the first half of 2003 and 2002, respectively, and are summarized below for the applicable segments:

	Restructuring Expense
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Write-downs	Other Associated Costs	Total	Goodwill and Intangible Impairments	Total Special Charges
2003
Bell	$-	$-	$-	$-	$-	$-	$-
Cessna	4	-	-	-	4	-	4
Fastening Systems	15	-	-	1	16	-	16
Industrial	12	(1)	9	9	29	30	59
Corporate	3	-	-	-	3	-	3
	$34	$(1)	$9	$10	$52	$30	$82
2002
Bell	$4	$-	$-	$1	$5	$-	$5
Cessna	6	-	2	-	8	-	8
Fastening Systems	4	1	1	3	9	-	9
Industrial	5	3	9	3	20	-	20
Corporate	1	-	-	-	1	-	1
	$20	$4	$12	$7	$43	$-	$43

Interest expense, net decreased $9 million primarily due to a lower interest rate environment and a lower level of average debt, partially offset by a receipt of $5 million in 2002 for accumulated interest on the preferred shares that Collins & Aikman repurchased.

Income Taxes - The effective tax rate for the first half of 2003 was 32.1% compared to the federal statutory income tax rate of 35.0%. The lower effective rate was primarily due to a benefit of 2.1% related to dividends paid on company stock held by an employee stock ownership plan, a benefit of 1.5% for the research and development credit and a benefit of 1.4% from export sales, partially offset by the impact of 2.7% for state income taxes. The effective tax rate for the first half of 2002 was 34.5% compared to the federal statutory income tax rate of 35.0%. The lower effective rate was primarily due to a benefit of 2.8% related to dividends paid on company stock held by an employee stock ownership plan and a benefit of 1.5% from export sales, partially offset by the impact of 1.9% for state income taxes and 1.3% for permanent items related to the divestiture of Trim.

Critical Accounting Policies

In the fourth quarter of 2002, a non-cash after-tax adjustment of $91 million was recorded to equity through other comprehensive loss to reflect additional minimum pension liabilities, primarily related to certain foreign pension plans. At December 28, 2002, Textron had a prepaid benefit cost of approximately $820 million relating to past contributions to its plans and the recognized market gains on pension assets from earlier periods, primarily on plans covering employees in the U.S. In the event that the long-term interest rates continue to fall below prior year levels resulting in a lower discount rate at year-end than the assumed rate of 6.75%, or if actual earnings on pension assets remain below the assumed rate of return of 8.9% or any other assumptions affecting the calculation of the plans' obligation change significantly, it is likely that the accumulated benefit obligation will exceed the actual plan assets for some of the plans at the end of 2003. For each plan affected, this would require a minimum pension liability adjustment to other comprehensive loss. The minimum pension liability charge to equity is calculated for each plan separately and equals the difference between the accumulated benefit obligation, less the market value of the plan assets, plus the prepaid benefit cost, less unrecognized prior service costs, net of the income tax effect. This non-cash charge to equity is subject to annual evaluation and will be affected by actual earnings on plan assets, contributions to the plans, and actual experience different from actuarial assumptions.

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 14, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $35 million and $53 million for the first six months of 2003 and 2002, respectively. The decrease in 2003 was due to Textron Finance's retention of capital to support finance receivable growth. Textron Finance had total liabilities at June 28, 2003 of $5.9 billion. Approximately $1.9 billion of debt, $376 million of other liabilities and $48 million of deferred income taxes are payable by Textron Finance within the next twelve months.

In June 2003, Textron announced that its subsidiary trust would redeem its mandatorily redeemable preferred securities at the par value of $25 per share, plus accrued and unpaid distributions up to the redemption date of July 17, 2003. The redemption was mandatory following Textron's call of the debentures held by the trust and the liability has been classified under current liabilities as of June 28, 2003. The redemption occurred as announced and was financed with available cash and commercial paper.

Textron has classified these preferred securities as non-debt capital for purposes of calculating leverage. At June 28, 2003, Textron Manufacturing's debt to capital (net of cash) ratio was 26% compared to 27% at year-end. Beginning in the third quarter of 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" requires the reclassification of mandatorily redeemable preferred securities to debt. Based on this reclassification, Textron's debt to capital target percentage has been revised to the mid-thirties. At June 28, 2003, if the $485 million in preferred securities were treated as debt, the debt to capital ratio would have been 35%.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. None of these lines of credit were used at June 28, 2003. Textron Manufacturing has primary revolving credit facilities of $1.5 billion, of which $1 billion will expire in 2007. During March 2003, Textron Manufacturing renegotiated its $500 million line of credit facility and extended its expiration to March 2004. Effective July 28, 2003, Textron Manufacturing amended its credit facilities to permit Textron Finance to borrow under the facilities. Textron Finance also has bank lines of credit of $1.5 billion. In July 2003, Textron Finance extended the expiration dates on these lines to 2004 for the $500 million facility and to 2008 for the $1 billion facility. Both $500 million facilities include one-year term out options, effectively extending their expirations by one year. At June 28, 2003, the lines of credit not reserved as support for commercial paper and letters of credit were $1.5 billion for Textron Manufacturing and $925 million for Textron Finance. The increase in the unreserved portion of Textron Finance's lines of credit from the December 28, 2002 amount of $616 million is principally attributable to the securitization of golf equipment receivables, the sale of franchise finance receivables and issuance of term notes, partially offset by the voluntary termination and liquidation of a revolving securitization conduit through a receivable purchase of $164 million and finance receivable growth.

Securitizations are an important source of funding for Textron Finance. During the first six months of 2003, Textron Finance received net proceeds of $225 million, $79 million, $38 million and $9 million from the securitizations of distribution finance receivables (on a revolving basis), golf equipment receivables, aircraft finance receivables and resort finance receivables, respectively. These securitizations provided Textron Finance with an alternate source of liquidity. Textron Finance used the proceeds from the securitizations to retire commercial paper. Cash collections on current and prior period securitization gains were $22 million and $26 million for the six months ended June 28, 2003 and June 29, 2002, respectively. Textron Finance anticipates that it will enter into additional securitization transactions during the remainder of 2003.

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $3.0 billion. Under this facility, Textron Finance issued $816 million of term notes during the first six months of 2003 that mature in 2005 and 2006. The proceeds from these issuances were used to refinance maturing commercial paper and long-term debt at par. At June 28, 2003, Textron Finance had $329 million available under this facility and Textron Manufacturing had $900 million available under its existing shelf registration statement filed with the SEC. On July 25, 2003, Textron Manufacturing issued $250 million of term notes under its facility with a coupon rate of 4.5% that mature in August 2010.

During the first quarter of 2003, Fitch downgraded Textron Manufacturing's and Textron Finance's long-term debt ratings from an A to A- and their short-term debt ratings from F1 to F2. In addition, Standard & Poor's placed both Textron Manufacturing's and Textron Finance's long-term ratings and Textron Manufacturing's short-term ratings on CreditWatch with negative implications. In the second quarter of 2003, Standard and Poor's affirmed Textron Finance's long-term A- rating and short-term A2 rating and downgraded Textron Manufacturing's long-term and short-term ratings to A- and A2, respectively. The economic environment and its potential impact on the financial performance from the aerospace and financial service industries were listed as contributing factors. Both Textron Manufacturing and Textron Finance were removed from CreditWatch and their outlook was upgraded to stable by Standard and Poor's. While the actions of the rating agencies have caused our cost of capital to increase, they have not resulted in any loss of access to capital.

Under its Board authorized share repurchase program, Textron repurchased 1,951,100 shares of common stock during the first six months of 2003 at an aggregate cost of $66 million. Textron made payments of $72 million in cash to settle its common stock trades during the first half of 2003. Dividend payments to shareholders for the first six months of 2003 and 2002 amounted to $89 million and $137 million, respectively. Dividend payments to shareholders for the first half of 2002 included the payment due on July 1, 2002 along with two other payments as opposed to only two payments made in the first half of 2003.

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

Textron Manufacturing entered into a new one-year forward contract in Textron common stock in January 2003. The contract is intended to hedge the earnings and cash volatility of stock-based incentive compensation indexed to Textron stock. The forward contract requires annual cash settlement between the counterparties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. An interim cash settlement is also required if the stock price falls below $22.44. Textron Manufacturing's contract is for approximately 2.4 million shares with a strike price of $44.88 for an exposure of approximately $16 million at June 28, 2003.

Management believes that Textron will continue to have adequate access to credit markets, and that its credit facilities and cash flows from operations will continue to be more than sufficient to meet its operating needs and to finance growth.

Foreign Exchange Risks

Textron's financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For the second quarter of 2003, the impact of foreign exchange rate changes from the second quarter of 2002 increased revenues by approximately $75 million (2.6%) and increased segment profit by approximately $4 million (1.9%). For the first six months of 2003, the impact of foreign exchange rate changes from the first six months of 2002 increased revenues by approximately $137 million (2.6%) and increased segment profit by approximately $9 million (2.3%).

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if none of the equity investors in the entity have the characteristics of a controlling financial interest and the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the impact of the adoption of FIN 46 and does not anticipate that it will have a material effect on Textron's results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amended SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management is currently evaluating the impact of the adoption of SFAS No. 149 and does not anticipate that it will have a material effect on Textron's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires that an issuer classify certain financial instruments as liabilities. Many of the instruments included within the Statement's scope, such as mandatorily redeemable shares, were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon the implementation, Textron will report its obligated mandatorily redeemable preferred securities as liabilities and all related expenses as a component of income from operations. See Notes 5 and 6 for further discussion.

In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It applies to all deliverables (products, services, rights to use assets, etc.) within contractually binding arrangements. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently evaluating the impact of the adoption of EITF 00-21 and does not anticipate that it will have a material effect on Textron's results of operations or financial position.

Forward-looking Information: Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers; (e) government funding and program approvals affecting products being developed or sold under government programs; (f) cost and delivery performance under various program and development contracts; (g) the adequacy of cost estimates for various customer care programs including servicing warranties; (h) the ability to control costs and successful implementation of various cost reduction programs; (i) the timing of certifications of new aircraft products; (j) the occurrence of further downturns in customer markets to which Textron products are sold or supplied or where Textron Financial offers financing; (k) changes in aircraft delivery schedules or cancellation of orders (l) Textron's ability to offset, through cost reductions, raw material price increases and pricing pressure brought by original equipment manufacturer customers; (m) the availability and cost of insurance; (n) pension plan income falling below current forecasts; (o) Textron Financial's ability to maintain portfolio credit quality; (p) Textron Financial's access to debt financing at competitive rates; and (q) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Textron's exposure to market risk during the first six months of 2003. For discussion of the Textron's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in Textron's Annual Report incorporated by reference in Form 10-K for the fiscal year 2002.

Item 4.     CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (the "CEO") and our Executive Vice President and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

As previously reported in Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, two identical lawsuits, purporting to be class actions on behalf of Textron benefit plans and participants and beneficiaries of those plans during 2000 and 2001, were filed in 2002 in the United States District Court in Rhode Island against Textron, the Textron Savings Plan and the Plan's trustee. The consolidated amended complaint alleges breach of certain fiduciary duties under ERISA, based on the amount of Plan assets invested in Textron stock during 2000 and 2001. Textron's Motion to Dismiss the consolidated amended complaint was granted on June 24, 2003. Plaintiffs filed a notice of appeal of the dismissal with the U.S. Court of Appeals for the First Circuit on July 23, 2003.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Textron's annual meeting of shareholders held on April 23, 2003 the following items were voted upon:
1.	The following persons were elected to serve as directors in Class II for three year terms expiring in 2006 and received the votes listed.
Name	For	Withheld
Teresa Beck	98,572,232	17,636,173
Lewis B. Campbell	100,665,569	15,542,836
Lawrence K. Fish	104,162,403	12,046,002
Joe T. Ford	104,261,951	11,946,454

The following directors have terms of office which continued after the meeting: H. Jesse Arnelle, R. Stuart Dickson, Paul E. Gagné, John D. Macomber, Lord Powell of Bayswater KCMG, Brian H. Rowe, Sam F. Segnar, Martin D. Walker, and Thomas B. Wheeler.

2.	An amendment to the Textron 1999 Long-Term Incentive Plan was approved by the following vote:
For	Against	Abstain	Broker Non-Votes
87,057,426	27,034,020	2,116,959	0
3.	The appointment of Ernst & Young LLP as Textron's independent auditors for 2003 was ratified by the following vote:
For	Against	Abstain	Broker Non-Votes
108,410,540	6,408,233	1,389,632	0
4.	A shareholder proposal regarding Textron's military sales was rejected by the following vote:
For	Against	Abstain	Broker Non-Votes
9,005,440	80,270,884	7,779,119	19,152,962

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits
		10	Amendment to the 1999 Long-Term Incentive Plan
		12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing
		12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries
		31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
		31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
		32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
		32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
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

On April 16, 2003, Textron submitted a Report on Form 8-K incorporating, under Items 9 and 12, Textron's April 16, 2003, press release announcing Textron's first quarter 2003 earnings. Such Report is not deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference herein or in any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	August 5, 2003	s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
10	Amendment to 1999 Long-Term Incentive Plan
12.1	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Manufacturing
12.2	Computation of ratio of income to combined fixed charges and preferred securities dividends of Textron Inc. including all majority-owned subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350