Form 10-Q
period 2003-09-27
TEXTRON INC
filed 2003-11-07
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 27, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at November 1, 2003 - 136,017,333 shares

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in millions, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Revenues
Manufacturing revenues	$2,095	$2,329	$6,742	$7,132
Finance revenues	148	156	454	449
Total revenues	2,243	2,485	7,196	7,581
Costs, expenses and other
Cost of sales	1,718	1,910	5,539	5,822
Selling and administrative	317	313	973	986
Interest, net	71	80	211	230
Provision for losses on finance receivables	25	45	86	100
Special charges	42	33	94	67
Gain on sale of business, net	-	-	(15)	(25)
Total costs, expenses and other	2,173	2,381	6,888	7,180
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	70	104	308	401
Income taxes	(23)	(23)	(95)	(124)
Distribution on preferred securities of subsidiary trusts, net of income taxes	-	(6)	(13)	(19)
Income from continuing operations	47	75	200	258
Loss from discontinued operations, net of income taxes	-	(4)	(24)	(25)
Income before cumulative effect of change in accounting principle	47	71	176	233
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(488)
Net income (loss)	$47	$71	$176	$(255)
Per common share:
Basic:
Income from continuing operations	$.35	$.55	$1.47	$1.85
Loss from discontinued operations, net of income taxes	-	(.04)	(.17)	(.18)
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(3.50)
Net income (loss)	$.35	$.51	$1.30	$(1.83)
Diluted:
Income from continuing operations	.34	$.55	$1.46	$1.83
Loss from discontinued operations, net of income taxes	-	(.04)	(.17)	(.17)
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(3.47)
Net income (loss)	$.34	$.51	$1.29	$(1.81)
Average shares outstanding (in thousands):
Basic	135,627	137,848	135,681	139,234
Diluted	136,828	139,145	136,761	140,820
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.56	$1.56
$1.40 Preferred stock, Series B	$.35	$.35	$1.05	$1.05
Common stock	$.325	$.325	$.975	$.975

See notes to the condensed consolidated financial statements.

2.

Item 1.   FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	September 27, 2003	December 28, 2002
Assets
Textron Manufacturing
Cash and cash equivalents	$190	$286
Commercial and U.S. Government receivables (less allowance for doubtful accounts of $60 and $48, respectively)	1,350	1,159
Inventories	1,525	1,566
Income taxes receivable	129	193
Other current assets	502	539
Assets of discontinued operations	-	237
Total current assets	3,696	3,980
Property, plant, and equipment (less accumulated depreciation of $2,345 and $2,171, respectively)	1,905	1,955
Goodwill	1,383	1,353
Other intangible assets, net	42	47
Other assets	1,618	1,525
Total Textron Manufacturing assets	8,644	8,860
Textron Finance
Cash	42	21
Finance receivables, net	5,827	5,589
Goodwill	181	181
Other assets	856	863
Total Textron Finance assets	6,906	6,654
Total assets	$15,550	$15,514
Liabilities and shareholders' equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$313	$25
Accounts payable	770	857
Accrued liabilities	1,354	1,324
Liabilities of discontinued operations	-	86
Total current liabilities	2,437	2,292
Accrued postretirement benefits other than pensions	598	611
Other liabilities	1,455	1,403
Long-term debt	1,661	1,683
Mandatorily redeemable preferred securities	-	485
Total Textron Manufacturing liabilities	6,151	6,474
Textron Finance
Other liabilities	461	369
Deferred income taxes	455	398
Debt	4,916	4,840
Obligated mandatorily redeemable preferred securities of Finance subsidiary holding solely junior subordinated debentures	27	27
Total Textron Finance liabilities	5,859	5,634
Total liabilities	12,010	12,108
Shareholders' equity
Capital stock:
Preferred stock	11	11
Common stock	25	25
Capital surplus	1,083	1,080
Retained earnings	5,569	5,526
Accumulated other comprehensive loss	(111)	(225)
	6,577	6,417
Less cost of treasury shares	3,037	3,011
Total shareholders' equity	3,540	3,406
Total liabilities and shareholders' equity	$15,550	$15,514
Common shares outstanding (in thousands)	135,769	136,500

See notes to the condensed consolidated financial statements.

3.

Item 1.   FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)
	Nine Months Ended
	September 27, 2003	September 28, 2002
Cash flows from operating activities:
Income from continuing operations	$200	$258
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation	247	240
Amortization	13	20
Provision for losses on finance receivables	86	100
Gain on sale of businesses, net	(15)	(25)
Special charges	94	67
Deferred income taxes	42	48
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(168)	(169)
Inventories	66	(74)
Other assets	42	(128)
Accounts payable	(116)	(69)
Other accrued liabilities	(61)	(87)
Other operating activities, net	25	(34)
Net cash provided by operating activities of continuing operations	455	147
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(7,421)	(6,679)
Repaid	6,485	5,653
Proceeds from receivable sales and securitization sales	538	441
Capital expenditures	(200)	(209)
Net proceeds from sales of businesses	17	39
Proceeds from sale of property, plant and equipment	105	77
Other investing activities, net	64	(16)
Net cash used by investing activities of continuing operations	(412)	(694)
Cash flows from financing activities:
Increase in short-term debt	213	623
Proceeds from issuance of long-term debt	1,261	1,682
Principal payments on long-term debt	(1,596)	(1,532)
Proceeds from exercise of stock options	12	20
Purchases of Textron common stock	(64)	(204)
Dividends paid	(133)	(137)
Other financing activities, net	(8)	-
Net cash (used) provided by financing activities of continuing operations	(315)	452
Effect of exchange rate changes on cash and cash equivalents	11	14
Net cash used by continuing operations	(261)	(81)
Net proceeds and cash provided by discontinued operations	186	24
Net decrease in cash and cash equivalents	(75)	(57)
Cash and cash equivalents at beginning of period	307	260
Cash and cash equivalents at end of period	$232	$203
Supplemental schedule of non-cash investing and financing activities of continuing operations:
Capital lease obligations incurred to finance future construction	$-	$79
Capital expenditures financed through capital leases	$11	$11

See notes to the condensed consolidated financial statements.

4.

TEXTRON INC.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 28, 2002. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at September 27, 2003, and its consolidated results of operations and cash flows for each of the respective three- and nine-month periods ended September 27, 2003 and September 28, 2002. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

On August 1, 2003, Textron sold its remaining OmniQuip business as disclosed in Note 10 "Dispositions". The OmniQuip business is accounted for as a discontinued operation under generally accepted accounting principles, and therefore, OmniQuip's results of operations and cash flows have been removed from Textron's results of continuing operations and cash flows for all periods presented. Prior period balance sheet amounts have been classified on separate lines as assets and liabilities of discontinued operations.

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

Textron accounts for its interests in unconsolidated joint ventures under the equity method of accounting. At September 27, 2003 and December 28, 2002, other assets includes $32 million and $35 million, respectively, attributable to investments in unconsolidated joint ventures. Since Textron's equity in income (loss) from these joint ventures is not material, this amount is reported in cost of sales rather than as a separate line item. Textron's loss from unconsolidated joint ventures totaled $2 million and $6 million for the three and nine months ended September 27 2003, and $3 million and $6 million for the three and nine months ended September 28, 2002, respectively.

Note 2. Revenue Recognition Policy for Multiple Element Arrangements

The Emerging Issues Task Force reached a consensus in May 2003 on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21) which became effective for revenue arrangements entered into in the third quarter of 2003. In an arrangement with multiple deliverables,

5.

EITF 00-21 provides guidance to determine (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. Textron adopted EITF 00-21 in the third quarter and amended its revenue recognition policy as described below. The adoption of EITF 00-21 did not have a material impact on Textron's results of operations or financial position.

When a sale arrangement involves multiple elements, such as sales of products that include customization services, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value, taking into consideration any performance, cancellation, termination, or refund type provisions. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting is met.

Note 3. Inventories
(In millions)	September 27, 2003	December 28, 2002
Finished goods	$761	$751
Work in process	691	810
Raw materials	205	191
	1,657	1,752
Less progress payments and customer deposits	132	186
	$1,525	$1,566

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

With the implementation of SFAS No. 142, an after-tax transitional impairment charge of $488 million ($561 million, pre-tax) was taken in the second quarter and retroactively recorded in the first quarter in 2002. This retroactive restatement reduced basic and diluted earnings per share by $3.50 and $3.47, respectively, for the nine months ended September 28, 2002. The after-tax charge is included in the caption "Cumulative effect of change in accounting principle, net of income taxes" and relates to the following segments: $385 million in Industrial, $88 million in Fastening Systems and $15 million in Finance. For the Industrial and Fastening Systems segments, the primary factor was the decline in demand in certain industries in which these segments operate, especially the telecommunications industry, due to the economic slow down. The Finance segment's impairment charge related to the franchise finance division and was primarily the result of decreasing loan volumes and an unfavorable securitization market.

6.

A summary of changes in goodwill is as follows:

(In millions)	Balance December 28, 2002	Foreign Currency Translation	Balance September 27, 2003
Bell	$101	$-	$101
Cessna	306	-	306
Fastening Systems	390	12	402
Industrial	556	18	574
Finance	181	-	181
Total	$1,534	$30	$1,564

All of Textron's acquired intangible assets are subject to amortization and are comprised of the following as of September 27, 2003:

(Dollars in millions)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	20	$28	$4	$24
Patents	8	12	5	7
Non-compete	3	10	9	1
Other	5	15	5	10
Total		$65	$23	$42

Amortization expense for the three and nine months ended September 27, 2003 totaled $3 million and $7 million, respectively, and is expected to be approximately $2 million for the remainder of 2003. Amortization expense for fiscal years 2004, 2005, 2006, 2007 and 2008 is estimated to be approximately $6 million, $4 million, $3 million, $3 million and $2 million, respectively. Amortization expense for the three and nine months ended September 28, 2002 totaled $2 million and $7 million, respectively.

Note 5. Mandatorily Redeemable Preferred Securities

On July 17, 2003, Textron redeemed its 7.92% Junior Subordinated Deferrable Interest Debentures due 2045. The debentures were held by Textron's wholly owned trust, and the proceeds from their redemption were used to redeem all of the $500 million Textron Capital I trust preferred securities with a 7.92% dividend yield. Upon the redemption, $15 million in unamortized issuance costs were written off and recorded in Special Charges.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" that became effective for Textron at the beginning of the third quarter of 2003. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. Financial instruments within its scope that were previously classified as equity, such as mandatorily redeemable shares, must be classified as a liability. Upon adoption, Textron Finance classified its obligated mandatorily redeemable preferred securities as a liability and the related distributions on preferred securities as interest expense.

Prior to Textron Finance's acquisition of Litchfield Financial Corporation ("Litchfield") in 1999, a trust, sponsored and wholly owned by Litchfield, issued to the public $26 million of mandatorily redeemable preferred securities. The trust subsequently invested the proceeds in $26 million aggregate principal amount of Litchfield 10% Series A Junior Subordinated Debentures, due 2029. The debentures are the sole asset of the trust. The preferred securities were recorded by Textron Finance at the fair value of $29

7.

million as of the acquisition date and the fair value adjustment is being amortized through 2004. The amounts due to the trust under the debentures and the related income statement amounts have been eliminated in Textron's consolidated financial statements.

The preferred securities accrue and pay cash distributions quarterly at a rate of 10% per annum. The trust's obligation under the preferred securities is fully and unconditionally guaranteed by Litchfield. The trust will redeem all of the outstanding preferred securities when the debentures are paid at maturity on June 30, 2029, or otherwise become due. Litchfield will have the right to redeem 100% of the principal plus accrued and unpaid interest on or after June 30, 2004. As a result of its acquisition of Litchfield, Textron Finance Corporation has agreed to make payments to the holders of the preferred securities, when due, to the extent not paid by or on behalf of the trust or subsidiary.

Note 6. Accumulated Other Comprehensive Loss and Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of related income taxes, are as follows:

	Nine Months Ended
(In millions)	September 27, 2003	September 28, 2002
Beginning of period	$(225)	$(223)
Currency translation adjustment	86	35
Net deferred gain (loss) on hedge contracts	27	(5)
Pension liability adjustment	-	(4)
Amortization of deferred loss on terminated hedge contracts	2	2
Securities valuation adjustment	(5)	(25)
Net deferred gain on interest-only securities	4	5
Other comprehensive income	114	8
End of period	$(111)	$(215)

Comprehensive income (loss) is summarized below:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net income (loss)	$47	$71	$176	$(255)
Other comprehensive income (loss)	(21)	(35)	114	8
Comprehensive income (loss)	$26	$36	$290	$(247)

Note 7. Earnings per Share

The dilutive effect of convertible preferred shares and stock options was approximately 1,201,000 and 1,297,000 shares for the three months ended September 27, 2003 and September 28, 2002, and approximately 1,080,000 and 1,586,000 shares for the nine months ended September 27, 2003 and September 28, 2002, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

8.

Note 8: Stock-Based Compensation

The following table illustrates the effect on net income and earnings per share if Textron had applied the fair-value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per share data)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net income (loss), as reported	$47	$71	$176	$(255)
Add back: Stock-based employee
compensation expense included
in reported net income (loss)*	3	3	10	9
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards*	(8)	(11)	(21)	(32)
Pro forma net income (loss)	$42	$63	$165	$(278)
Income (loss) per share:
Basic - as reported	$.35	$.51	$1.30	$(1.83)
Basic - pro forma	$.31	$.46	$1.21	$(2.00)
Diluted - as reported	$.34	$.51	$1.29	$(1.81)
Diluted - pro forma	$.31	$.45	$1.20	$(1.97)

* Net of related cash settlement forward income or expense and related tax effects

9.

Note 9. Special Charges

Textron recorded $42 million and $94 million in special charges for the three and nine months ended September 27, 2003, respectively, which include a $15 million charge for unamortized issuance costs written off upon the redemption of Textron's mandatorily redeemable preferred securities. Special charges for the three and nine months ended September 28, 2002 were $33 million and $67 million, respectively. These charges are summarized below for the applicable segments:

	Restructuring Expense
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Write-downs	Other Associated Costs	Total	Other Charges	Total Special Charges
Three Months Ended September 27, 2003
Bell	$2	$-	$-	$-	$2	$-	$2
Cessna	4	-	-	-	4	-	4
Fastening Systems	6	-	5	3	14	-	14
Industrial	1	-	2	4	7	-	7
Corporate	-	-	-	-	-	15	15
	$13	$-	$7	$7	$27	$15	$42
Three Months Ended September 28, 2002
Bell	$-	$-	$-	$-	$-	$-	$-
Cessna	13	-	-	3	16	-	16
Fastening Systems	1	-	2	-	3	-	3
Industrial	10	-	1	3	14	-	14
Corporate	-	-	-	-	-	-	-
	$24	$-	$3	$6	$33	$-	$33
Nine Months Ended September 27, 2003
Bell	$2	$-	$-	$-	$2	$-	$2
Cessna	8	-	-	-	8	-	8
Fastening Systems	21	-	5	4	30	-	30
Industrial	13	-	10	13	36	-	36
Corporate	3	-	-	-	3	15	18
	$47	$-	$15	$17	$79	$15	$94
Nine Months Ended September 28, 2002
Bell	$4	$-	$1	$1	$6	$-	$6
Cessna	19	-	2	2	23	-	23
Fastening Systems	5	1	3	3	12	-	12
Industrial	14	1	3	7	25	-	25
Corporate	1	-	-	-	1	-	1
	$43	$2	$9	$13	$67	$-	$67

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001, and in October 2002, Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron's restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses, and streamlining of sales and administrative overhead. Under this restructuring program for continuing operations, Textron has reduced its workforce by approximately 8,900 employees and has closed 82 facilities, including 37 manufacturing plants, primarily in the Industrial and Fastening Systems segments. Textron expects a total reduction of about 9,300 employees, excluding approximately

10.

700 Trim employees and 1,000 OmniQuip employees, representing approximately 16% of its global workforce since the restructuring was first announced.

As of September 27, 2003, $324 million has been incurred from continuing operations (including $11 million related to Trim), with $141 million in the Industrial segment, $101 million in the Fastening Systems segment, $30 million in the Bell segment, $38 million in the Cessna segment, $3 million in the Finance segment and $11 million at Corporate. Costs incurred through September 27, 2003 include $183 million in severance costs, $61 million in asset impairment charges, $9 million in contract termination costs and $71 million in other associated costs.

Textron estimates that approximately $135 million in additional program costs will be incurred primarily in the Fastening Systems and Industrial segments. In total, Textron estimates that the entire program for continuing operations will be approximately $486 million (including $11 million related to Trim) and will be substantially complete by 2004. This estimate includes amounts for projects that have not been formally approved and initiated as of September 27, 2003. For projects that have been formally approved and initiated as of September 27, 2003, Textron expects to incur approximately $18 million in additional severance costs, $15 million in other associated costs and $4 million in contract termination costs. In addition, management anticipates that certain long-lived assets may become impaired as plans are formalized and approved for specific restructuring projects. Once a plan is approved, the long-lived assets affected by the plan are evaluated to determine if the held for sale criteria established by SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" have been met. If all the criteria have been met, the assets are measured at the lower of the carrying amount or fair value less costs to sell. If the criteria have not been met, the estimated remaining undiscounted cash flows for the assets are compared to the carrying amount and, if less, an impairment charge is taken based on the excess of the carrying amount over the respective fair value at that time.

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

An analysis of the restructuring program and related reserve accounts is summarized below:

(In millions)	Severance Costs	Contract Terminations	Other Associated Costs	Asset Impairments	Total
Balance at December 28, 2002	$22	$3	$-	$-	$25
Additions	47	-	17	15	79
Non-cash utilization	-	-	-	(15)	(15)
Cash Paid	(40)	(1)	(17)	-	(58)
Balance at September 27, 2003	$29	$2	$-	$-	$31

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

11.

The specific restructuring measures and associated estimated costs are based on Textron's best judgment under prevailing circumstances. Textron believes that the restructuring reserve balance of $31 million is adequate to cover the costs presently accruable relating to activities formally identified and committed to under approved plans as of September 27, 2003, and anticipates that all actions related to these liabilities will be completed within a twelve-month period.

Note 10. Dispositions

On August 1, 2003, Textron Manufacturing consummated the sale of its remaining OmniQuip business to JLG Industries, Inc. for $90 million in cash and a $10 million unsecured subordinated promissory note due on the second anniversary of the closing date. In the second quarter of 2003, Textron Manufacturing recorded an impairment charge of $15 million in intangible assets and $15 million in goodwill based on the fair value implied by the sale price of OmniQuip under negotiation at that time. There was no further gain or loss recorded upon the consummation of the sale in the third quarter.

Textron Manufacturing has retained certain non-operating assets and liabilities of the OmniQuip business. These remaining assets and liabilities are included in Textron's Condensed Consolidated Balance Sheet as of September 27, 2003 and are comprised of assets amounting to approximately $31 million, including a $16 million income tax receivable and the $10 million note receivable due from JLG Industries, Inc., and liabilities of approximately $52 million. The liabilities retained include $43 million in reserves related to a recourse liability to cover potential losses on approximately $135 million in finance receivables held by Textron Finance. See Note 3 of Textron's Annual Report on Form 10-K for the year ended December 28, 2002 for further discussion on transactions between Textron's Manufacturing and Finance borrowing groups.

The major classes of assets and liabilities for the OmniQuip discontinued business as of December 28, 2002 were as follows:

(In millions)	December 28, 2002
Commercial receivables, net	$40
Inventories	45
Income taxes receivable	54
Other	15
Total current assets	154

Property, plant and equipment, net	26
Goodwill and other intangible assets, net	50
Other assets	7
Total long-term assets	83
Total assets	237
Accounts payable and accrued expenses	32
Other liabilities	54
Total liabilities	$86

Textron's Consolidated Statements of Operations and related footnote disclosures have been recast to reflect the OmniQuip division, previously included in the Industrial segment, as a discontinued operation for the periods presented. The amounts exclude general corporate overhead previously allocated to the division for segment reporting purposes.

12.

Operating results of the discontinued business are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Revenue	$20	$69	$123	$215
Income (loss) from discontinued operations before special charges	-	(7)	1	(28)
Special charges	-	(1)	(30)	(10)
Loss from discontinued operations	-	(8)	(29)	(38)
Income tax benefit	-	4	5	13
Loss from discontinued operations, net of income taxes	$-	$(4)	$(24)	$(25)

Prior to the sale of OmniQuip, approximately $27 million in restructuring costs related to OmniQuip were recorded in special charges since the inception of Textron's restructuring program.

In January 2003, Textron sold its 50% interest in an Italian automotive joint venture to Collins & Aikman Corporation for a $12 million after-tax gain.

Note 11. Commitments and Contingencies

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

During 2002, the Lycoming aircraft engine business, in conjunction with the Federal Aviation Administration, recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a third party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program is substantially complete. It is possible, however, that additional engines outside of the current recall could potentially be affected. Accordingly, Textron has continued to monitor the performance of the crankshafts previously supplied by the third party to ensure that the current recall, inspection, repair, and customer care program adequately covers all engines with potentially faulty crankshafts. Lycoming's program for the inspection and replacement of potentially defective zinc-plated bolts manufactured by a third party supplier for use in certain aircraft engines is substantially complete. Management believes that Textron's reserves are adequate based on the estimated remaining costs of these programs. Actual costs could vary depending upon the actual experience of the programs, recoveries received from third parties, or expansion of the existing programs.

13.

On a periodic basis, Bell Helicopter's overhead cost rates are audited by the Defense Contract Audit Agency (DCAA). In 1998, Bell received a payment of $100 million from its joint venture partner, the Agusta Division of Finmeccanica S.p.A., now AgustaWestland NV (Agusta), as consideration for Agusta's access to Bell's worldwide marketing and distribution network for the Agusta 139 model and for the opportunity to participate with Bell in the BA609 project. Bell notified the government of the payment and the basis on which it was made in a timely manner. In November 2001, a DCAA audit report recommended that the payment from Agusta should be credited against Bell's overhead costs, retroactive to 1998. At the request of the cognizant contracting officer at the Defense Contract Management Agency (DCMA), Bell responded to the audit report. The DCMA contracting officer took the issue under advisement. On April 17, 2003, the DCMA sent Bell an "initial finding" letter requesting Bell to respond to the finding. Bell responded to this letter in August 2003. The initial finding indicates the contracting officer's preliminary agreement with the audit report and begins a contractual process that could potentially lead to a government claim against the company if the contracting officer makes a final decision in agreement with the audit report. Management believes that it has no obligation to credit any portion of the $100 million payment to Bell's overhead pools and intends to contest the initial finding, as well as any claim that may be asserted by the government.

Note 12: New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if none of the equity investors in the entity have the characteristics of a controlling financial interest and the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Textron had not entered into any new arrangements with variable interest entities subsequent to January 31, 2003.

On October 8, 2003, the FASB deferred the implementation date for variable interest entities that existed prior to February 1, 2003 from the third quarter to the fourth quarter of 2003. With this deferral, and due to the recently issued and pending FASB staff positions, management is continuing to evaluate the impact of the adoption of FIN 46. Textron is party to various arrangements that are being evaluated from a FIN 46 perspective. At this time, based on the interpretations issued to date, management does not anticipate that adoption will have a material effect on Textron's results of operations or financial position.

Management has determined that CitationShares Holding LLC is a variable interest entity. While management does not believe Textron is the primary beneficiary, Textron's evaluation will be completed upon the adoption of FIN 46 in the fourth quarter of 2003. Textron acquired a 50% interest in CitationShares Holding LLC in July 2000. The remaining 50% interest is owned by TAG Aviation USA, Inc. The purpose of this venture is to sell fractional share interests in business jets. Textron has guaranteed one-half of the venture's debt and lease obligations up to a maximum of $70 million. At September 27, 2003, Textron's portion of the outstanding debt and operating lease commitments covered by this guarantee totaled $49 million. Textron would be required to make payments under these guarantees if the joint venture defaults under the related debt obligations.

Note 13: Textron Manufacturing Condensed Statement of Cash Flows

The Condensed Statement of Cash Flows for Textron Manufacturing, which includes distributions received from Textron Finance but excludes the net income of Textron Finance, is provided on page 15. Textron's Condensed Consolidated Statement of Cash Flows is provided on page 4.

14.

Note 13: Textron Manufacturing Condensed Statement of Cash Flows (continued)
(unaudited) (In millions)	Nine Months Ended
	September 27, 2003	September 28, 2002
Cash flows from operating activities:
Income from continuing operations	$200	$258
Adjustments to reconcile income to net cash provided by operating activities:
Earnings of Textron Finance (greater) less than distributions to Textron Manufacturing	(7)	8
Depreciation	223	219
Amortization	5	13
Special charges	94	67
Deferred income taxes	(3)	1
Gain on sale of businesses, net	(15)	(25)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(168)	(169)
Inventories	66	(74)
Other assets	45	(125)
Accounts payable	(111)	(101)
Other accrued liabilities	(61)	(38)
Other operating activities, net	32	(1)
Net cash provided by operating activities of continuing operations	300	33
Cash flows from investing activities:
Capital expenditures	(187)	(196)
Net proceeds from sales of businesses	17	39
Proceeds from sale of property, plant and equipment	41	41
Cash used in acquisitions	-	(2)
Due from Textron Finance	-	510
Net cash (used in) provided by investing activities of continuing operations	(129)	392
Cash flows from financing activities:
Increase (decrease) in short-term debt	(12)	43
Proceeds from issuance of long-term debt	247	302
Principal payments on long-term debt	(506)	(542)
Proceeds from employee stock ownership plans	12	20
Purchases of Textron common stock	(64)	(204)
Dividends paid	(133)	(137)
Contributions paid to Textron Finance, net	-	(2)
Other	(8)	-
Net cash used by financing activities of continuing operations	(464)	(520)
Effect of exchange rate changes on cash and cash equivalents	11	14
Net cash used in continuing operations	(282)	(81)
Net proceeds and cash provided by discontinued operations	186	24
Net decrease in cash and cash equivalents	(96)	(57)
Cash and cash equivalents at beginning of period	286	241
Cash and cash equivalents at end of period	$190	$184
Supplemental schedule of non-cash investing and financing activities of continuing operations:
Capital lease obligations incurred to finance future construction	$-	$79
Capital expenditures financed through capital leases	$11	$11

15.

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

Textron evaluates segment operating performance based on segment profit. Segment profit for manufacturing segments excludes interest, certain corporate expenses, special charges and gains and losses from the disposition of significant business units that do not meet the criteria for discontinued operations. The measurement for the Finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust, and excludes special charges.

A summary of continuing operations by segment for the three- and nine-month periods ended September 27, 2003 and September 28, 2002 is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
REVENUES
MANUFACTURING:
Bell	$521	$526	$1,673	$1,610
Cessna	516	745	1,679	2,279
Fastening Systems	404	411	1,280	1,238
Industrial	654	647	2,110	2,005
	2,095	2,329	6,742	7,132
FINANCE	148	156	454	449
Total revenues	$2,243	$2,485	$7,196	$7,581
SEGMENT OPERATING PROFIT
MANUFACTURING:
Bell	$69	$33	$165	$102
Cessna	31	84	156	282
Fastening Systems	10	21	49	52
Industrial	23	36	97	108
	133	174	467	544
FINANCE	24	19	73	70
Segment profit	157	193	540	614
Special charges*	(42)	(33)	(94)	(67)
Segment operating income	115	160	446	547
Gain on sale of businesses, net	-	-	15	25
Corporate expenses and other - net	(19)	(26)	(81)	(86)
Interest expense, net	(26)	(30)	(72)	(85)
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	$70	$104	$308	$401

*Textron adopted SFAS No. 146 as of the beginning of fiscal 2003 for projects initiated after December 28, 2002. Previously, certain costs related to restructuring that were not accruable under the prior standard were recorded in segment profit as incurred. With the adoption of this Statement, all restructuring and related costs for which this Statement applies have been aggregated and recorded in special charges. Prior period amounts have been reclassified to conform to this presentation.

16.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations - Three months ended September 27, 2003 vs. Three months ended September 28, 2002

Revenues decreased to $2.2 billion in the third quarter of 2003 from $2.5 billion in 2002 primarily due to lower volumes at all businesses, except Kautex and Textron Systems, partially offset by the favorable impact of foreign exchange at the Industrial and Fastening Systems segments. Income from continuing operations was $47 million for the third quarter of 2003 compared to $75 million for 2002. Diluted earnings per share from continuing operations for the third quarter were $0.34 in 2003 and $0.55 in 2002. Net income was $47 million, or $0.34 per diluted share, for the third quarter of 2003 compared to $71 million, or $0.51 per diluted share, for 2002 which included a $4 million loss from discontinued operations. During the third quarter of 2003, Textron recognized pre-tax special charges of $42 million, including $15 million of unamortized issuance costs written off upon the redemption of the $500 million Textron Capital I trust preferred securities. In the third quarter of 2002, Textron recognized pre-tax special charges of $33 million.

On August 1, 2003, Textron sold certain assets and liabilities related to its remaining OmniQuip business to JLG Industries, Inc. for $90 million in cash and a $10 million promissory note. Textron reclassified the aggregate financial results from this business and all the previously sold OmniQuip businesses as discontinued operations in the third quarter of 2003.

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

Segment profit of $157 million in the third quarter of 2003 decreased $36 million from $193 million in the third quarter of 2002 primarily due to the impact of lower volume, inflation and lower income of $19 million related to retirement plans, partially offset by improved cost performance, including the benefit of restructuring activities, and higher pricing. The preceding items are discussed more fully in the segment commentary that follows.

At this time, there are few indications that our end markets have begun to recover. Total revenues for 2003 are expected to be down primarily as a result of lower jet deliveries at Cessna Aircraft, which are now expected to be about 195, the high end of the previously reported range. Textron had previously lowered its estimated jet deliveries due to a reduction in the number of jets one of Cessna's largest customers plans to purchase as well as lower non-fleet sales. As a result, Cessna is realigning its cost to the lower production levels for 2004 to partially mitigate the downward pressure on its margins. To strengthen operating efficiencies and better align its operations with current economic and market conditions, Textron will continue to incur restructuring charges from its previously announced program and expects the program to be substantially complete by the end of 2004.

The Bell segment's revenues decreased $5 million while profit increased $36 million. Revenues decreased primarily due to lower revenue of $8 million at Bell Helicopter as lower commercial sales of $26 million were partially offset by higher U. S. Government revenue of $18 million. Commercial sales

17.

decreased primarily due to lower foreign military sales of $28 million and lower commercial aircraft sales of $10 million, partially offset by higher sales of $5 million for kits used to modernize older model Huey helicopters and higher spare parts and service sales of $4 million. U. S. Government revenue increased primarily due to higher revenue of $12 million from the V-22 program, $11 million from higher sales of training helicopters and $5 million from higher spare parts and service sales, partially offset by lower revenue of $12 million from the Huey and Cobra upgrade contracts. Segment profit increased primarily due to $31 million of cost recorded in 2002 related to the recall, inspection and customer care programs at the Lycoming aircraft engine business and higher profit of $9 million from Bell Helicopter's U. S. Government business reflecting higher revenues and favorable mix. These increases were partially offset by lower profit of $5 million in the commercial business primarily due to the lower contribution of $7 million from lower commercial aircraft sales, partially offset by lower pricing of $5 million in 2002.

The Cessna segment's revenues and profit decreased $229 million and $53 million, respectively. Revenues decreased primarily due to lower Citation business jet volume of $232 million, lower Caravan volume of $15 million and lower used aircraft volume of $13 million, partially offset by higher pricing of $17 million (including a $6 million benefit from lower used aircraft overtrade allowances) and $12 million in higher spare parts and service sales. Profit decreased primarily due to reduced margin of $80 million from lower sales volume and inflation of $13 million, partially offset by improved cost performance of $22 million and the higher pricing of $17 million.

The Fastening Systems segment's revenues and profit decreased $7 million and $11 million, respectively. Revenue decreased primarily due to lower sales volume of $34 million and customer price reductions of $3 million, substantially offset by a favorable foreign exchange impact of $32 million. Profit decreased primarily due to the lower contribution of $13 million from lower sales volume and unfavorable mix. Improved cost performance of $12 million and the favorable impact of foreign exchange of $2 million were essentially offset by inflation of $9 million and customer price reductions of $3 million.

The Industrial segment's revenues increased $7 million while profit decreased $13 million. Revenues increased primarily due to a favorable foreign exchange impact of $36 million and higher sales volume of $21 million at Kautex, partially offset by lower sales volume of $47 million in the other businesses, primarily at E-Z-GO and Jacobsen. Profit decreased primarily due to the lower contribution of $15 million from lower sales volume and unfavorable mix. Improved cost performance of $7 million and the favorable impact of foreign exchange of $4 million were essentially offset by inflation of $7 million and pricing of $2 million.

The Finance segment's revenues decreased $8 million while profit increased $5 million. The decrease in revenues was primarily due to lower average finance receivables ($6.0 billion in 2003, compared to $6.1 billion in 2002) and lower securitization gains of $3 million. Profit increased due to a lower provision for loan losses of $19 million, partially offset by higher operating expense of $9 million, including higher legal and collection expense of $6 million, and lower interest margin of $5 million. The decrease in the provision for loan losses reflects a declining rate of portfolio growth and an improvement in portfolio quality.

18.

Special Charges of $42 million and $33 million were recorded in the third quarter of 2003 and 2002, respectively, and are summarized below for the applicable segments:

	Restructuring Expense
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Write-downs	Other Associated Costs	Total	Other Charges	Total Special Charges
2003
Bell	$2	$-	$-	$-	$2	$-	$2
Cessna	4	-	-	-	4	-	4
Fastening Systems	6	-	5	3	14	-	14
Industrial	1	-	2	4	7	-	7
Corporate	-	-	-	-	-	15	15
	$13	$-	$7	$7	$27	$15	$42
2002
Bell	$-	$-	$-	$-	$-	$-	$-
Cessna	13	-	-	3	16	-	16
Fastening Systems	1	-	2	-	3	-	3
Industrial	10	-	1	3	14	-	14
Corporate	-	-	-	-	-	-	-
	$24	$-	$3	$6	$33	$-	$33

In the third quarter of 2003, special charges includes a $15 million charge for unamortized issuance costs written off upon the redemption of Textron's mandatorily redeemable preferred securities.

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001, and in October 2002, Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron's restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses, and streamlining of sales and administrative overhead. Under this restructuring program, Textron has reduced its workforce by approximately 8,900 employees and has closed 82 facilities, including 37 manufacturing plants, primarily in the Industrial and Fastening Systems segments. As of September 27, 2003, workforce reductions totaled 4,000 employees in Industrial, 2,400 employees in Fastening Systems, 1,200 employees in Cessna, 1,100 employees in Bell, and 200 employees at Finance and Corporate. Textron expects a total reduction of about 9,300 employees, excluding approximately 700 Trim employees and 1,000 OmniQuip employees, representing approximately 16% of its global workforce since the restructuring was first announced.

As of September 27, 2003, $324 million has been incurred from continuing operations (including $11 million related to Trim), with $141 million in the Industrial segment, $101 million in the Fastening Systems segment, $30 million in the Bell segment, $38 million in the Cessna segment, $3 million in the Finance segment and $11 million at Corporate. Costs incurred through September 27, 2003 include $183 million in severance costs, $61 million in asset impairment charges, $9 million in contract termination costs and $71 million in other associated costs.

19.

Textron estimates that approximately $135 million in additional program costs will be incurred primarily in the Fastening Systems and Industrial segments. In total, Textron estimates that the entire program for continuing operations will be approximately $486 million (including $11 million related to Trim) and will be substantially complete by 2004. This estimate includes amounts for projects that have not been formally approved and initiated as of September 27, 2003. For projects that have been formally approved and initiated as of September 27, 2003, Textron expects to incur approximately $18 million in additional severance costs, $15 million in other associated costs and $4 million in contract termination costs. In addition, management anticipates that certain long-lived assets may become impaired as plans are formalized and approved for specific restructuring projects. Once a plan is approved, the long-lived assets affected by the plan are evaluated to determine if the held for sale criteria established by SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" have been met. If all the criteria have been met, the assets are measured at the lower of the carrying amount or fair value less costs to sell. If the criteria have not been met, the estimated remaining undiscounted cash flows for the assets are compared to the carrying amount and, if less, an impairment charge is taken based on the excess of the carrying amount over the respective fair value at that time.

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

As of September 27, 2003, Textron held 6.75 million shares of Collins & Aikman (C&A) common stock at a book value of $3.79 per share. Since May 6, 2003, C&A common stock has traded below the book value recorded by Textron. During the third quarter of 2003, C&A common stock traded in the range of $2.09 to $3.34 per share. Textron will continue to review these shares for impairment based on the duration of the market decline and the financial health and prospects of C&A. Should it be determined that the decline in the market value of these shares is other than temporary, any unrealized loss as of the date of such determination will be recognized and charged to income.

Discontinued operations - On August 1, 2003, Textron sold certain assets and liabilities related to its remaining OmniQuip business to JLG Industries, Inc. OmniQuip revenues decreased $49 million primarily due to two additional months of revenue in 2002 compared to 2003, while the net loss of $4 million in 2002 improved to breakeven in 2003.

Corporate expenses and other, net decreased $7 million primarily due to lower expenses of $9 million related to divested businesses, partially offset by lower royalty income of $3 million due to the expiration of a royalty agreement related to the divestiture of Trim. The lower expenses for divested businesses were primarily due to the benefit of $4 million from a change in the retiree medical plan to cost sharing in 2003 and higher product liability expense of $4 million in 2002.

Interest expense, net for the Textron Manufacturing group decreased $4 million primarily due to lower interest rate environment and a lower level of average debt, partially offset by higher interest cost of $5 million upon the redemption of the $500 million Textron Capital I trust preferred securities in the third quarter of 2003.

20.

Income Taxes - The effective tax rate for the third quarter of 2003 was 32.9% compared to the federal statutory income tax rate of 35.0%. The lower effective rate was primarily due to a benefit of 2.2% related to dividends paid on company stock held by an employee stock ownership plan, a benefit of 1.5% from export sales and a foreign tax rate differential of 1.4%, partially offset by the impact of 2.3% for state income taxes. The effective tax rate for the third quarter of 2002 was 22.1% compared to the federal statutory income tax rate of 35.0%. The lower effective rate was primarily due to a benefit of 11.8% for the settlement of a tax court case, a benefit of 3.3% related to dividends paid on company stock held by an employee stock ownership plan, a benefit of 1.7% from export sales, partially offset by the impact of 2.0% for state income taxes and 1.3% for permanent items related to the divestiture of Trim.

Distribution on preferred securities of subsidiary trusts, net of income taxes decreased $6 million due to Textron redeeming the $500 million Textron Capital I trust preferred securities during the third quarter of 2003. The redemption was mandatory following Textron's call of its 7.92% Junior Subordinated Deferrable Interest Debentures, which were held by the trust and also redeemed during the third quarter.

Results of operations - Nine months ended September 27, 2003 vs. Nine months ended September 28, 2002

Revenues decreased to $7.2 billion in the first nine months of 2003 from $7.6 billion in 2002 primarily due to lower volume in all businesses except Kautex, Bell and Fluid and Power, partially offset by the favorable impact of foreign exchange in the Industrial and Fastening Systems segments and higher pricing. These items are more fully discussed in the segment commentary that follows. Income from continuing operations was $200 million for the first nine months of 2003, compared to $258 million for 2002. Diluted earnings per share from continuing operations for the first nine months were $1.46 in 2003 and $1.83 in 2002. Net income was $176 million, or $1.29 per diluted share, for the first nine months of 2003 compared to a net loss of $255 million, or $1.81 per diluted share, for 2002. Net income for 2003 included a $24 million loss from discontinued operations. Net income for 2002 included a $25 million loss from discontinued operations and a $488 million impact from a change in accounting principle. During the first nine months of 2003, Textron recognized pre-tax special charges of $94 million (including $15 million of unamortized issuance costs written off upon the redemption of the $500 million Textron Capital I trust preferred securities) and a pre-tax gain of $15 million on the sale of its interest in an Italian automotive joint venture to Collins & Aikman. In the first nine months of 2002, Textron recognized pre-tax special charges of $67 million and a $25 million pre-tax gain from transactions related to the divestiture of Trim in 2001.

Segment profit of $540 million in the first nine months of 2003 decreased $74 million from $614 million in the first nine months of 2002 primarily due to the impact of lower sales volume, inflation and lower income of $41 million related to retirement plans, partially offset by improved cost performance, including the benefit of restructuring activities, and higher pricing. The preceding items are discussed more fully in the segment commentary that follows.

The Bell segment's revenues and profit each increased $63 million. Revenues increased primarily due to higher commercial sales of $36 million and higher U. S. Government revenue of $32 million at Bell Helicopter. Commercial sales increased primarily due to higher foreign military sales of $35 million. U. S. Government revenue increased primarily due to higher revenue of $43 million from the V-22

21.

program, $15 million from higher spare parts and service sales and $11 million from higher sales of training helicopters, partially offset by lower revenue of $34 million from the Huey and Cobra upgrade contracts. Segment profit increased primarily due to $31 million of higher cost recorded in 2002 related to the recall, inspection and customer care programs at the Lycoming aircraft engine business, higher profit of $30 million in the commercial helicopter business and higher profit of $8 million from higher revenues and a favorable mix in Bell's U. S. Government business. The benefit of these items was partially offset by increased costs and lower sales of $11 million at Lycoming. Higher profit in the commercial business was primarily due to pricing adjustments of $20 million recorded in 2002, lower program related adjustments of $11 million ($5 million in 2003 compared to $16 million in 2002) and lower expenses for bad debt of $10 million, partially offset by income of $5 million in 2002 from a joint venture partner related to the BA609 program.

During 2002, the Lycoming aircraft engine business, in conjunction with the Federal Aviation Administration, recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a third party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program is substantially complete. It is possible, however, that additional engines outside of the current recall could potentially be affected. Accordingly, Textron has continued to monitor the performance of the crankshafts previously supplied by the third party to ensure that the current recall, inspection, repair, and customer care program adequately covers all engines with potentially faulty crankshafts. Lycoming's program for the inspection and replacement of potentially defective zinc-plated bolts manufactured by a third party supplier for use in certain aircraft engines is substantially complete. During the first quarter of 2003, Textron increased its reserves for the recall, inspection, replacement, repair and customer care program by $5 million. Management believes that Textron's reserves are adequate based on the estimated remaining costs of these programs. Actual costs could vary depending upon the actual experience of the programs, recoveries received from third parties, or expansion of the existing programs.

The Cessna segment's revenues and profit decreased $600 million and $126 million, respectively. Revenues decreased primarily due to lower Citation business jet volume of $625 million, lower used aircraft volume of $27 million and lower Caravan volume of $21 million, partially offset by higher pricing of $54 million (including a $11 million benefit from lower used aircraft overtrade allowances) and $30 million in higher spare parts and service sales. Profit decreased primarily due to reduced margin of $222 million from lower sales volume and inflation of $43 million, partially offset by improved cost performance of $78 million and the higher pricing of $54 million.

The Fastening Systems segment's revenues increased $42 million while profit decreased $3 million. Revenue increased primarily due to the favorable impact of $84 million from foreign exchange, partially offset by lower volume of $35 million and customer price reductions of $5 million. Profit decreased primarily due to inflation of $22 million, a lower contribution of $21 million as a result of lower volume and unfavorable mix and customer price reductions of $5 million, partially offset by improved cost performance of $37 million and the favorable foreign exchange impact of $6 million.

The Industrial segment's revenues increased $105 million while profit decreased $11 million. Revenues increased primarily due to a favorable foreign exchange impact of $121 million, higher sales volume of $91 million at Kautex and $9 million at Fluid and Power. These increases were partially

22.

offset by lower sales volume of $105 million primarily at E-Z-GO and Jacobsen. Profit decreased primarily due to a reduced contribution of $41 million from lower sales volume and unfavorable mix and inflation of $21 million, partially offset by $45 million of improved cost performance and $8 million of favorable foreign exchange.

The Finance segment's revenues and profit increased $5 million and $3 million, respectively. The increase in revenues was primarily due to higher average finance receivables ($6.1 billion in 2003, compared to $5.9 billion in 2002) principally due to growth in the distribution finance business and higher pricing of $6 million, partially offset by lower syndication and securitization gains of $9 million. Profit increased due to a lower provision for loan losses of $13 million and higher interest margin of $9 million. These increases were partially offset by higher operating expenses of $20 million, which includes both higher legal and collection expense of $10 million and increased costs of $5 million related to growth in managed receivables. The decrease in the provision for loan losses reflects a declining rate of portfolio growth and an improvement in portfolio quality.

The Finance segment's nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. In the first nine months of 2003, nonperforming assets as a percent of finance assets decreased to 2.9% from 3.3% at December 28, 2002, and nonperforming assets decreased $24 million from December 28, 2002. The $24 million decrease is primarily due to decreases in liquidating portfolios of $33 million, asset-based lending of $9 million, distribution finance of $6 million and aircraft finance of $4 million, partially offset by increases in resort finance of $17 million and small business finance of $7 million. Textron Finance estimates that nonperforming assets will generally be in the range of 2 to 4% of finance assets depending on economic conditions. The allowance for losses on receivables as a percentage of nonaccrual finance receivables was 83% as of the first nine months of 2003, compared to 92% at December 28, 2002. The decrease in the percentage reflects a $44 million decrease in nonaccrual loans with identified reserve requirements to $66 million at September 28, 2003 from $110 million at December 28, 2002.

23.

Special charges of $94 million and $67 million were recorded in the third quarter of 2003 and 2002, respectively, and are summarized below for the applicable segments:

	Restructuring Expense
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Write-downs	Other Associated Costs	Total	Other Charges	Total Special Charges
2003
Bell	$2	$-	$-	$-	$2	$-	$2
Cessna	8	-	-	-	8	-	8
Fastening Systems	21	-	5	4	30	-	30
Industrial	13	-	10	13	36	-	36
Corporate	3	-	-	-	3	15	18
	$47	$-	$15	$17	$79	$15	$94
2002
Bell	$4	$-	$1	$1	$6	$-	$6
Cessna	19	-	2	2	23	-	23
Fastening Systems	5	1	3	3	12	-	12
Industrial	14	1	3	7	25	-	25
Corporate	1	-	-	-	1	-	1
	$43	$2	$9	$13	$67	$-	$67

Discontinued operations - Revenues from the discontinued OmniQuip operations decreased $92 million in the first nine months of 2003 primarily due to two additional months of revenue in 2002 compared to 2003 due to the sale on August 1, 2003. The after-tax loss of $24 million in the first nine months of 2003 decreased $1 million from $25 million in 2002. The 2003 loss is due to an after-tax goodwill and other intangible asset impairment charge of $24 million, while the 2002 loss was due to operations and included $6 million of after-tax restructuring cost.

Corporate expenses and other, net decreased $5 million primarily due to lower expenses of $7 million related to divested businesses, partially offset by lower royalty income of $3 million due to the expiration of a royalty agreement related to the divestiture of Trim. The lower expenses for divested businesses were primarily due to higher product liability expense of $7 million in 2002 and the benefit of $4 million from a change in the retiree medical plan to cost sharing in 2003.

Interest expense, net for the Textron Manufacturing group decreased $13 million primarily due to a lower interest rate environment and a lower level of average debt, partially offset by a receipt of $5 million in 2002 for accumulated interest on the preferred shares that Collins & Aikman repurchased and higher interest costs of $5 million upon the redemption of the $500 million Textron Capital I trust preferred securities in the third quarter of 2003.

Income Taxes - The effective tax rate for the first nine months of 2003 was 30.8% compared to the federal statutory income tax rate of 35.0%. The lower effective rate was primarily due to a benefit of 2.2% related to dividends paid on company stock held by an employee stock ownership plan, a benefit of 1.5% from export sales and a foreign tax rate differential of 1.4%, partially offset by the impact of 2.3% for state income taxes. The effective tax rate for the first nine months of 2002 was 30.9% compared to the federal statutory income tax rate of 35.0%. The lower effective rate was primarily due to a benefit of 3.3% related to dividends paid on company stock held by an employee stock ownership

24.

plan, a benefit of 2.3% for the settlement of a tax court case and a benefit of 1.7% from export sales, partially offset by the impact of 2.0% for state income taxes and 1.3% for permanent items related to the divestiture of Trim.

Distribution on preferred securities of subsidiary trusts, net of income taxes decreased $6 million due to Textron redeeming the $500 million Textron Capital I trust preferred securities during the third quarter of 2003. The redemption was mandatory following Textron's call of its 7.92% Junior Subordinated Deferrable Interest Debentures, which were held by the trust and also redeemed during the third quarter.

Critical Accounting Policies

In the fourth quarter of 2002, a non-cash after-tax adjustment of $91 million was recorded to equity through other comprehensive loss (OCL) to reflect additional minimum pension liabilities, primarily related to certain foreign pension plans. At December 28, 2002, Textron had a prepaid benefit cost of approximately $820 million relating to past contributions to its plans and the recognized market gains on pension assets from earlier periods, primarily on plans covering employees in the U.S. In the event that the long-term market interest rates continue to fall below prior year levels resulting in a lower discount rate at year-end than the rate of 6.75% assumed at December 28, 2002, or if actual earnings on pension assets remain below the assumed rate of return of 8.9% or any other assumptions affecting the calculation of the plans' obligation change significantly, it is likely that the accumulated benefit obligation will exceed the actual plan assets for some of the plans at the end of 2003. For each plan affected, this would require a minimum pension liability adjustment to OCL. The minimum pension liability charge to equity is calculated for each plan separately and equals the difference between the accumulated benefit obligation, less the market value of the plan assets, plus the prepaid benefit cost, less unrecognized prior service costs, net of the income tax effect. This non-cash charge to equity is subject to annual evaluation and will be affected by actual earnings on plan assets, contributions to the plans, and actual experience different from actuarial assumptions. Based on current interest rates and rates of return, management expects the after-tax charge to OCL will not exceed $150 million for fiscal year 2003.

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and Textron Manufacturing detailing the changes in cash balances are on pages 4 and 15, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $49 million and $58 million for the third quarter of 2003 and 2002, respectively. The decrease in 2003 was due to Textron Finance's retention of capital to support finance receivable growth. Textron Finance had total liabilities at September 27, 2003 of $5.9 billion. Approximately $2.0 billion of debt, $348 million of other liabilities and $48 million of deferred income taxes are payable by Textron Finance within the next twelve months.

In June 2003, Textron announced that its subsidiary trust would redeem its mandatorily redeemable preferred securities at the par value of $25 per share, plus accrued and unpaid distributions up to the redemption date of July 17, 2003. The redemption was mandatory following Textron's call of the debentures held by the trust. The redemption occurred as announced and was financed with available cash and commercial paper.

25.

Textron adopted SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" in the third quarter of 2003. SFAS No. 150 requires the classification of mandatorily redeemable preferred securities to debt. Prior to the adoption of SFAS No. 150, Textron classified its preferred securities as non-debt capital for purposes of calculating leverage. Upon adoption, Textron has classified the preferred securities as debt in prior periods to conform to the current period presentation and has revised its debt to capital target percentage to the mid-thirties. At September 27, 2003, Textron Manufacturing's debt to capital (net of cash) ratio was 34% compared to 36% at year-end.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. None of these lines of credit were used at September 27, 2003. Textron Manufacturing has primary revolving credit facilities of $1.5 billion, of which $1 billion will expire in 2007. In the first quarter of 2003, Textron Manufacturing renegotiated its $500 million line of credit facility and extended its expiration to March 2004. In the third quarter, Textron Manufacturing amended its credit facilities to permit Textron Finance to borrow under the facilities. Textron Finance also has bank lines of credit of $1.5 billion of which $500 million expires in 2004 and $1.0 billion expires in 2008. Both $500 million facilities include one-year term out options, effectively extending their expirations by one year. At September 27, 2003, the lines of credit not reserved as support for commercial paper and letters of credit were $1.5 billion for Textron Manufacturing and $385 million for Textron Finance. The decrease in the unreserved portion of Textron Finance's lines of credit from the December 28, 2002 amount of $616 million is principally attributable to the maturity of term debt, the voluntary termination and liquidation of a revolving securitization conduit through a receivable repurchase and finance receivable growth, partially offset by the securitization of golf equipment receivables, the sale of franchise finance receivables and the issuance of term notes.

Securitizations are an important source of funding for Textron Finance. During the first nine months of 2003, Textron Finance received net proceeds of $225 million, $102 million, $47 million and $38 million from the securitizations of distribution finance receivables (on a revolving basis), golf equipment receivables, resort finance receivables and aircraft finance receivables, respectively. These securitizations provided Textron Finance with an alternate source of liquidity. Textron Finance used the proceeds from the securitizations to retire commercial paper. Cash collections on current and prior period securitization gains were $39 million and $26 million for the nine months ended September 27, 2003 and September 28, 2002, respectively. Textron Finance anticipates that it will enter into additional securitization transactions during the remainder of 2003.

During the third quarter of 2003, Textron Finance filed a shelf registration statement with the Securities and Exchange Commission, enabling the Company to issue public debt securities in one or more offerings up to a total maximum offering of $4 billion. At September 27, 2003, Textron Finance had $4 billion available under this facility. Under a shelf registration statement previously filed with the Securities and Exchange Commission, Textron Finance issued $816 million of term notes during the first nine months of 2003 that mature in 2005 and 2006.

In July 2003, Textron Manufacturing issued $250 million of term notes under a shelf registration statement previously filed with the Securities and Exchange Commission. These term notes have a coupon rate of 4.5% and mature in August 2010. At September 27, 2003, Textron Manufacturing had $650 million available under its shelf registration statement.

26.

During the first quarter of 2003, Fitch downgraded Textron Manufacturing's and Textron Finance's long-term debt ratings from an A to A- and their short-term debt ratings from F1 to F2 and affirmed their negative outlook for the ratings. In the second quarter of 2003, Standard and Poor's downgraded Textron Manufacturing's long-term and short-term ratings to A- and A2, respectively, and affirmed Textron Finance's long-term debt rating of A-. Standard and Poor's also upgraded their outlook from negative to stable for both borrowing groups. The economic environment and its potential impact on the financial performance from the aerospace and financial service industries were listed as contributing factors to the rating downgrade. The actions of the rating agencies have had minimal impact on our cost of capital and have not resulted in any loss of access to capital.

Under its Board authorized share repurchase program, Textron repurchased 1,951,100 shares of common stock during the first nine months of 2003 at an aggregate cost of $66 million. Textron made payments of $64 million in cash to settle its common stock trades during the first nine months of 2003. Dividend payments to shareholders for the first nine months of 2003 and 2002 amounted to $133 million and $137 million, respectively.

Textron Manufacturing entered into a new one-year forward contract in Textron common stock in January 2003. The contract is intended to hedge the earnings and cash volatility of stock-based incentive compensation indexed to Textron stock. The forward contract requires annual cash settlement between the counterparties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. An interim cash settlement is also required if the stock price falls below $22.44. Textron Manufacturing's contract is for approximately 2.1 million shares with a strike price of $44.88 for an exposure of approximately $10 million at September 27, 2003.

Management believes that Textron will continue to have adequate access to credit markets, and that its credit facilities and cash flows from operations will continue to be more than sufficient to meet its operating needs and to finance growth.

Foreign Exchange Risks

Textron's financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For the third quarter of 2003, the impact of foreign exchange rate changes from the third quarter of 2002 increased revenues by approximately $68 million (2.7%) and increased segment profit by approximately $6 million (2.9%). For the first nine months of 2003, the impact of foreign exchange rate changes from the first nine months of 2002 increased revenues by approximately $205 million (2.7%) and increased segment profit by approximately $15 million (2.4%).

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if none of the equity investors in the entity have the characteristics of a controlling financial interest and the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Textron had not entered into any new arrangements with variable interest entities subsequent to January 31, 2003.

27.

On October 8, 2003, the FASB deferred the implementation date for variable interest entities that existed prior to February 1, 2003 from the third quarter to the fourth quarter of 2003. With this deferral, and due to the recently issued and pending FASB staff positions, management is continuing to evaluate the impact of the adoption of FIN 46. Textron is party to various arrangements that are being evaluated from a FIN 46 perspective. At this time, based on the interpretations issued to date, management does not anticipate that adoption will have a material effect on Textron's results of operations or financial position.

In July 2000, Textron acquired a 50% interest in CitationShares Holding LLC. The remaining 50% interest is owned by TAG Aviation USA, Inc. The purpose of this venture is to sell fractional share interests in business jets. Textron has guaranteed one-half of the venture's debt and lease obligations up to a maximum of $70 million. At September 27, 2003, Textron's portion of the outstanding debt and operating lease commitments covered by this guarantee totaled $49 million. Textron would be required to make payments under these guarantees if the joint venture defaults under the related debt obligations.

Forward-looking Information: Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers; (e) government funding and program approvals affecting products being developed or sold under government programs; (f) cost and delivery performance under various program and development contracts; (g) the adequacy of cost estimates for various customer care programs including servicing warranties; (h) the ability to control costs and successful implementation of various cost reduction programs; (i) the timing of certifications of new aircraft products; (j) the occurrence of further downturns in customer markets to which Textron products are sold or supplied or where Textron Finance offers financing; (k) changes in aircraft delivery schedules or cancellation of orders; (l) Textron's ability to offset, through cost reductions, raw material price increases and pricing pressure brought by original equipment manufacturer customers; (m) the availability and cost of insurance; (n) pension plan income falling below current forecasts; (o) Textron Finance's ability to maintain portfolio credit quality; (p) Textron Finance's access to debt financing at competitive rates; and (q) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies.

28.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Textron's exposure to market risk during the third quarter of 2003. For discussion of the Textron's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in Textron's Annual Report incorporated by reference in Form 10-K for the fiscal year 2002.

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

There has been no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

29.

PART II. OTHER INFORMATION

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 23, 2003, Textron issued 1,000 shares of its Common Stock to Ivor J. Evans upon his joining Textron's Board of Directors pursuant to Textron's practice of issuing 1,000 shares of its Common Stock to each new non-employee Director. The sale or transfer of these shares is restricted, and the shares were not registered under the Securities Act of 1933 pursuant to the exemption afforded by section 4(2) of that Act for transactions by an issuer not involving any public offering.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits
4.1

Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta), (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-88509).

4.2

Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-108464).

10.1

364-Day Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent.  Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's Report on 8-K as filed on August 26, 2003.

10.2

Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent.  Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation's Report on 8-K as filed on August 26, 2003.

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
30.
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

On July 17, 2003, Textron submitted a Report on Form 8-K incorporating, under Items 9 and 12, Textron's July 17, 2003, press release announcing Textron's second quarter 2003 earnings. Such Report is not deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference herein or in any filing under the Securities Act of 1933 or the Exchange Act.

On July 25, 2003, Textron filed a Report on Form 8-K filing, under Items 5 and 7, certain exhibits to a Registration Statement on Form S-3.

31.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	November 7, 2003	s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)

32.

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

4.2

Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-108464).

10.1

364-Day Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent.  Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's Report on 8-K as filed on August 26, 2003.

10.2

Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent.  Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation's Report on 8-K as filed on August 26, 2003.

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