Form 10-K
period 2004-01-03
TEXTRON INC
filed 2004-02-27
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

Commission File Number 1-5480

Textron Inc.
(Exact name of registrant as specified in charter)

Delaware	05-0315468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Westminster Street, Providence, R.I. 02903

(401) 421-2800
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock — par value 12 1/2¢ (137,741,965 shares outstanding at February 13, 2004); Preferred Stock Purchase Rights	New York Stock Exchange Pacific Stock Exchange Chicago Stock Exchange
$2.08 Cumulative Convertible Preferred Stock, Series A — no par value	New York Stock Exchange
$1.40 Convertible Preferred Dividend Stock, Series B (preferred only as to dividends) — no par value	New York Stock Exchange
8 3/4% Debentures due July 1, 2022	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)     Yes ☑          No ☐

     The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of Textron’s most recently completed second fiscal quarter, June 27, 2003, was approximately $5,215,392,000. Textron has no non-voting common equity.

     Portions of Textron’s Annual Report to Shareholders for the fiscal year ended January 3, 2004, are incorporated by reference in Parts I and II of this Report. Portions of Textron’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2004, are incorporated by reference in Part III of this Report.

PART I

Item 1.     Business of Textron

Business Segments

      We are a global multi-industry company with operations in five business segments — Bell, Cessna, Fastening Systems, Industrial and Finance. Our business segments include operations that are unincorporated divisions of Textron Inc. or its subsidiaries and others that are separately incorporated subsidiaries.

Bell Segment

      The Bell segment is comprised of Bell Helicopter and Textron Systems.

Bell Helicopter

      Bell Helicopter is one of the largest suppliers of helicopters, tiltrotors, and helicopter-related spare parts and services in the world. Bell Helicopter manufactures for both military and commercial applications. A commercial tiltrotor model is also in development. Bell Helicopter’s revenues accounted for approximately 18%, 16% and 14% of our total revenues in 2003, 2002, and 2001, respectively.

      Bell Helicopter supplies advanced military helicopters and support (including spare parts, support equipment, technical data, trainers, pilot and maintenance training, component repairs, aircraft modifications, contractor maintenance and field and product support engineering services) to the U.S. Government and to military customers outside the U.S. Bell Helicopter is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company, the only supplier of military tiltrotors. Bell Helicopter makes sales to non-U.S. military customers only with the concurrence of the U.S. State Department.

      Bell Helicopter is teamed with The Boeing Company to develop, produce and provide life cycle support for the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. The Department of Defense continues to support the V-22 program via Acquisition Decision Memorandums that recorded the results of Defense Acquisition Board meetings in May and July 2003. Through Production Lot 8, the U.S. Government has procured seventy-six V-22 aircraft. An expanded V-22 flight test program is currently under way.

      Bell Helicopter is engaged in the engineering and manufacturing development stage of the H-1 upgrade program for the U.S. Marine Corps. This program will produce an advanced attack and a utility model helicopter, the AH-1Z and UH-1Y, which are uniquely designed to have 84% parts commonality, which meets the U.S. Government intent to reduce operational life cycle costs. In December 2003, Bell Helicopter received a contract from the U.S. Government to furnish six UH-1Y aircraft and three AH-1Z aircraft for Low Rate Initial Production (LRIP) Lot 1.

      Bell Helicopter is also a leading supplier of commercially certified helicopters to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue and emergency medical helicopter operators.

      Bell Helicopter is a member of Bell/ Agusta Aerospace Company, L.L.C., a joint venture with Agusta, a leading helicopter manufacturer based in Italy, for the design, manufacture, sale and customer support of a commercial tiltrotor, the BA609, and a new medium twin-engine helicopter, the AB139. BA609 development is progressing. Ground run testing of the BA609 commenced in December 2002 and the aircraft achieved its maiden flight on March 7, 2003, in helicopter mode. The aircraft is now undergoing manufacturing modification to add equipment and upgraded software for additional flight testing to be conducted beginning in the third quarter of 2004. The AB139 received IFR certification from the Italian airworthiness authorities in June 2003, and U.S. Federal Aviation Administration certification is planned for June 2004.

      Bell Helicopter supports helicopter operators by providing off-the-shelf spare parts from strategically located distribution centers throughout the world and real time technical services through an extensive network of technical personnel. Bell Helicopter also engineers, manufactures and distributes spare parts for helicopters made by other original equipment manufacturers.

      In the light and medium helicopter market segments, Bell Helicopter has two major U.S. competitors and one major European competitor. Bell Helicopter markets its products around the world through its own sales force and through independent representatives. Price, financing terms, aircraft performance, reliability and product support are significant factors in the sale of helicopters. Bell Helicopter has developed the world’s largest distribution system to sell and support helicopters, serving customers in over 100 countries.

Textron Systems

      Textron Systems is a primary supplier to the defense and aerospace markets. Textron Systems manufactures “smart” weapons, airborne and ground-based surveillance systems, aircraft landing systems, hovercraft, search and rescue vessels, armored vehicles and turrets, reciprocating piston aircraft engines, and aircraft and missile control actuators, valves and related components. Textron Systems is involved in supplying the U.S. Air Force with some of its premier smart weapons as prime contractor for the Sensor Fuzed Weapon (SFW) and is a subcontractor to The Boeing Company for tail actuation systems on the Joint Direct Attack Munition (JDAM). Textron Systems also holds a primary systems integrator role on the U.S. Army’s Future Combat System for unattended ground systems and sensors. While Textron Systems sells most of its products directly to U.S. customers, it also sells an increasing number of products in over 35 other countries through a growing, global network of sales representatives and distributors.

      Actuation products for the aerospace, defense and industrial markets are sold under trade names of HR Textron and APCO. Specialty marine, land vehicle, and turret products are sold under the trade names of Textron Marine & Land Systems and Cadillac Gage. Weapons, surveillance, and landing systems are sold under the Textron Systems name. Reciprocating piston aircraft engines are sold under the Lycoming name directly to general aviation airframe manufacturers and in the aftermarket through domestic and international distributors. Lycoming also is the exclusive supplier of engines for Cessna’s product line of new single engine aircraft.

Cessna Segment

      Based on unit sales, Cessna Aircraft Company is the world’s largest manufacturer of general aviation aircraft. Cessna currently has four major product lines: Citation business jets, single engine turboprop Caravans, Cessna single engine piston aircraft and after-market services. Cessna’s revenues accounted for approximately 23%, 31% and 25% of our total revenues in 2003, 2002 and 2001, respectively.

      The family of business jets currently produced by Cessna includes the Citation CJ1, Citation CJ2, Citation Bravo, Citation Encore, Citation Excel, and Citation X. The Citation X is the world’s fastest business jet with a maximum operating speed of Mach .92. By the end of 2003, Cessna had delivered its 4,064th business jet. Under development are the mid-size Citation Sovereign, the light-size Citation CJ3 and entry-level Citation Mustang. First customer deliveries are scheduled in early 2004 for the Citation Sovereign and late 2004 for the Citation CJ3. First customer deliveries of the Citation Mustang are anticipated in late 2006. In the second quarter of 2004, Cessna will begin deliveries of the XLS, which is a faster, longer-range, modernized version of the Excel, and the 2004 Citation X, which has an improved interior design.

      The Cessna Caravan is the world’s best selling utility turboprop. Through the end of 2003, more than 1,413 Caravans have been sold by Cessna since the first Caravan was delivered in 1985. Caravans are offered in four models: the Grand Caravan, the Super Cargomaster, the Caravan Floatplane and the

Caravan 675. Caravans are used in the U.S. primarily to carry overnight express package shipments. International uses of Caravans include humanitarian flights, tourism and freight.

      Cessna now has six models in its single engine piston product line: the four-place 172 Skyhawk, 172 Skyhawk SP, 182 Skylane and Turbo 182 Skylane, and the six-place 206 Stationair and T206 Turbo Stationair. By the end of 2003, Cessna had delivered 4,915 single engine piston aircraft since deliveries were restarted in 1997.

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

      Cessna markets its products worldwide primarily through its own sales force, as well as through a network of authorized independent sales representatives, depending upon the product line. Cessna has several competitors in the business jet market. Cessna’s aircraft compete with other aircraft that vary in size, speed, range, capacity, handling characteristics and price.

      Cessna engages in the business jet fractional ownership market through a joint venture with TAG Aviation S.A., a worldwide aircraft management and charter enterprise. This joint venture, called CitationShares, began in late 2000. Initially, it offered shares of Citation aircraft for operation east of the Rocky Mountains. It has now expanded to the entire contiguous United States.

Fastening Systems Segment

      Our Fastening Systems segment, Textron Fastening Systems (TFS), offers a full range of fastening technologies — which include fasteners, engineered assemblies and automation equipment — to global customers in the aerospace, automotive, computer, construction, electronics, electrical equipment, industrial equipment, non-automotive transportation, telecommunications and white good markets. Its customers are global and regional original equipment manufacturers, contract producers, component manufacturers and distributors. TFS provides products, services and solutions that simplify manufacturing processes and maximize efficiencies resulting in lower total system costs to its customers. Revenues of TFS accounted for approximately 18%, 16%, and 14% of our total revenues in 2003, 2002, and 2001, respectively.

      TFS is headquartered in Troy, Michigan, and has facilities located in the following 17 countries: Australia, Austria, Brazil, Canada, China, France, Germany, Italy, Japan, Korea, Malaysia, Mexico, Singapore, Spain, Taiwan, the U.K. and the U.S.

      During the past year, TFS has reorganized its previously separate businesses into one unified global operation. TFS also has migrated to the single global Textron Fastening Systems brand from its previous 27 product and business brands, although it also continues to use several of its older brands. This branding strategy is intended to provide clarity to TFS’s worldwide customers while preserving some of the product trade names that are well known to them.

      TFS produces engineered threaded fasteners, fastening automation and installation tools, cold formed components, engineered and laser welded assemblies, blind fastening systems and metal stampings. TFS’s Full Service Provider approach integrates its product offering with such supply chain management services as vendor managed inventory programs, plant provider programs and global sourcing. TFS provides a wide range of design and engineering services to its customers, and also derives a portion of its revenue from licensing selected intellectual property assets to third parties.

      TFS has hundreds of competitors in the global fastener market, in essentially three tiers: global multinationals with a global market presence, typically strong in a market or in one or more product lines; mid-sized regionals with some global activity but primarily focused on regional market; and small local firms with a limited range within a particular product category. Competition is based primarily on price, quality, delivery, service, support and reputation. In addition, larger customers of fastening systems and engineered assemblies primarily tend to procure products and services from the larger suppliers. TFS’s broad range of products and customers and markets reduces its risk of a business loss that would have a material adverse effect on Textron.

Industrial Segment

      The Industrial Segment is comprised of our E-Z-GO, Jacobsen, Kautex, and Tools & Components businesses. On August 1, 2003, Textron sold the OmniQuip telehandler business to JLG Industries, Inc., completing the divesture of all product lines of the OmniQuip business acquired by Textron in 1999.

E-Z-GO

      E-Z-GO designs, manufactures and sells golf cars and off-road utility vehicles powered by electric and internal combustion engines under the E-Z-Go name, as well as multipurpose utility vehicles under the E-Z-Go and Cushman brand names.

      E-Z-GO’s commercial customers consist primarily of golf courses, resort communities and municipalities, as well as commercial and industrial users such as airports and factories. E-Z-GO’s off-road utility vehicles and golf cars are also sold into the consumer market. Sales are made through a network of distributors and directly to end-users. Many of E-Z-GO’s sales are financed through Textron Financial Corporation.

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

      Jacobsen’s commercial customers consist primarily of golf courses, resort communities and municipalities, as well as commercial and industrial users such as airports, factories and professional lawn care services. Sales are made through a network of distributors and directly to end-users. Many sales are financed through Textron Financial Corporation.

      Jacobsen has two major competitors for professional turf maintenance equipment and a number of smaller competitors for specialized industrial vehicles and professional lawn care machinery. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

      Textron’s Energy and Williams business reports through the Jacobsen management structure. Energy and Williams designs and manufacturers hydraulic pumps, cylinders, and valves for a variety of agricultural and industrial equipment applications. Energy and Williams faces competition from a number of large and small competitors based primarily on price, quality, product support, performance, reliability and reputation.

     Kautex

      Kautex, headquartered in Bonn, Germany, is a leading global manufacturer of blow-molded fuel systems and other blow-molded parts for automobile original equipment manufacturers and other industrial customers throughout Europe, North America, South America and parts of Asia. Kautex manufactures fuel systems for Japanese OEMs through a majority-owned joint venture in Japan. Through a wholly owned subsidiary in Shanghai, China, Kautex supplies the growing Chinese market. In North America, Kautex also produces metal fuel systems and engine camshafts for the automotive market and automatic assembly machines and systems, perishable tools and abrasives, and hydraulic components for industrial markets. In Germany, Kautex produces plastic containers and sheeting for household and industrial uses. Kautex also manufactures windshield and headlamp washer systems.

      Revenues of Kautex accounted for approximately 15%, 12% and 9% of our total revenue in 2003, 2002 and 2001, respectively.

      Kautex has a number of competitors worldwide, some of whom are owned by the automotive original equipment manufacturers that comprise Kautex’s targeted customer base. Competition is typically based on a number of factors including price, quality, reputation, prior experience and available manufacturing capacity.

     Textron Tools & Components

      Textron Tools & Components includes our Greenlee and Fluid & Power businesses.

      Greenlee consists of Greenlee, Klauke, Tempo and InteSys. Greenlee, Klauke, and Tempo manufacture powered equipment, electrical test and measurement instruments, hand and hydraulic powered tools, and electrical and fiber optic connectors under the Greenlee, Fairmont, Klauke and Tempo brand names. The products are principally used in the electrical construction and maintenance, telecommunications and plumbing industries, and are distributed through a global network of sales representatives and distributors, and also directly to home improvement retailers and original equipment manufacturers. InteSys Technologies manufacturers injection-molded components and assemblies for telecommunications and other markets. The Greenlee businesses face competition from numerous manufacturers based primarily on price, quality, performance, reliability, delivery and reputation.

      Fluid & Power consists of four business units: Engineered Products, Hydrocarbon Processing Products, Polymer Systems and Standard Products. Engineered Products manufactures and designs industrial gears, mechanical and hydraulic transmission systems, gear motors, and gear sets under the David Brown brand name. Hydrocarbon Processing Products designs and manufactures industrial pumps for the oil, gas, petrochemical and desalinization industries under the David Brown Union Pump and David Brown Guinard Pump brands. Polymer Systems designs and manufactures industrial pumps, extrusion equipment and screen changers for the polymer industry under the Maag brand name. Standard Products designs and manufactures industrial gears and gear sets, double enveloping worm gear speed reducers, screwjacks and hydraulic products under the Benzlers, Cone Drive, Radicon and David Brown Hydraulics brands. These products are sold to a variety of customers, including original equipment manufacturers, governments, distributors and end-users. Fluid & Power faces competition from other manufacturers based primarily on price, quality, product support, performance, reliability, delivery and reputation.

     Finance Segment

      Our Finance segment consists of Textron Financial Corporation and its subsidiaries. Textron Financial Corporation is a diversified commercial finance company with core operations in six segments:

•	Aircraft Finance provides financing for new and used Cessna business jets and piston-engine airplanes, Bell helicopters, and other general aviation aircraft;

•	Asset-Based Lending provides asset-based loans to smaller middle-market companies that manufacture or distribute finished goods and provides factoring arrangements for freight companies and utility service providers;

•	Distribution Finance offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products;

•	Golf Finance makes mortgage loans for the acquisition and refinancing of golf courses and provides term financing for E-Z-Go golf cars and Jacobsen turf care equipment;

•	Resort Finance extends loans to developers of vacation interval resorts, secured primarily by notes receivable and interval inventory; and

•	Structured Capital engages in tax-oriented, long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

      Textron Financial Corporation’s other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing. Some of these ancillary services are offered through Asset Control LLC and TBS Business Services, Inc.

      Textron Financial Corporation’s financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial Corporation’s services are offered primarily in North America. However, Textron Financial Corporation finances Textron products worldwide, principally Bell helicopters and Cessna aircraft.

      In 2003, 2002 and 2001 Textron sales financed by Textron Financial Corporation were $0.8 billion, $1.1 billion and $1.3 billion, respectively. Textron also received proceeds in those years of $56 million, $104 million and $62 million from the sale of equipment from its manufacturing operations to Textron Financial for use under operating lease agreements.

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

      Textron Financial Corporation’s largest business risk is the collectibility of its finance receivable portfolio. During 2003, and excluding transactions for which Textron Financial Corporation has recourse to Textron (and for which allowance for loan losses are established at the manufacturing level), nonperforming assets, which include nonaccrual finance receivables and repossessed assets, decreased $52 million to 2.8% ($162 million) of finance assets from 3.4% ($214 million) at December 28, 2002. The most significant component of the decrease in 2003 relates to a $43 million decline in liquidating portfolios. Textron Financial Corporation estimates that nonperforming assets will generally be in the range of 2% to 4% of finance assets depending on economic conditions. The allowance for losses on receivables as a percentage of nonaccrual finance receivables was 78% at January 3, 2004, compared to 82% at December 28, 2002. The decrease in the percentage in 2003 reflects management’s assessment of the adequacy of collateral values supporting the changes in nonaccrual finance receivables.

Backlog

      Information regarding our backlog of government and commercial orders at the end of the past two fiscal years is contained on pages 19 through 21 of our 2003 Annual Report to Shareholders. These pages are incorporated by reference into this Annual Report on Form 10-K.

      Approximately 54% of our total backlog of $7.5 billion at January 3, 2004, represents orders which are not expected to be filled within our 2004 fiscal year. At January 3, 2004, approximately 93% of the total government backlog of $1.9 billion was funded.

U.S. Government Contracts

      In 2003, 14% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government. U.S. Government business is subject to competition, changes in procurement policies and regulations, the continuing availability of Congressional appropriations, world events, and the size and timing of programs in which Textron may participate.

      Our contracts with the U.S. Government generally may be terminated in whole or in part at the convenience of the U.S. Government or if we are in default. If the U.S. Government terminates a contract for convenience, we normally will be entitled to payment for unreimbursed costs of performance for work done under the contract plus profit on those costs, adjusted to reflect any rate of loss had the contract been completed, plus termination costs. If, however, the U.S. Government terminates a contract for default, generally: (a) we will be paid an agreed-upon amount for manufacturing materials delivered and accepted, for the protection and preservation of property, and for partially completed products accepted by the U.S. Government; (b) the U.S. Government will not be liable for our costs with respect to unaccepted items and will be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; and (c) we will be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

Research and Development

      Information regarding our research and development expenditures is contained on pages 66 through 67 of our 2003 Annual Report to Shareholders. These pages are incorporated by reference into this Annual Report on Form 10-K.

Patents and Trademarks

      We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents have been of value in the past and are expected to be of value in the future. However, the loss of any single patent or group of patents would not, in our opinion, materially affect the conduct of our business.

      We also own trademarks, trade names and service marks that are important to our business. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K including: APCO; AB139; BA609; Bell Helicopter; Benzlers; Bob-Cat; Boesner; Brouwer; BSK; Bunton; Cadillac Gage; Caravan 675; Caravan Floatplane; Cessna; Cessna Aircraft Company; Cessna Caravan; Citation Bravo; Citation CJ1; Citation CJ2; Citation CJ3; Citation Encore; Citation Excel; Citation Mustang; CitationShares; Citation Sovereign; Citation X; Citation XLS; Cone Drive; Cushman; David Brown; David Brown Guinard Pumps; David Brown Hydraulics; David Brown Union Pumps; Energy and Williams; E-Z-GO; Fairmont; Grand Caravan; Greenlee; HR Textron; InteSys Technologies; Jacobsen; Kautex; Klauke; Lycoming; Maag; Radicon; Ransomes; Ryan; 172 Skyhawk; 172 Skyhawk SP; 182 Skylane; 206 Stationair; Steiner; Super Cargomaster; T206 Turbo Stationair; Tempo; Textron; Textron Fastening Systems; Textron Financial Corporation; Textron Marine & Land Systems; Textron Systems; Turbo 182 Skylane; V-22 Osprey; these marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates, or joint ventures.

Environmental Considerations

      Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental control facilities have not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained on pages 31 through 32 of our 2003 Annual Report to Shareholders. These pages are incorporated by reference into this Annual Report on Form 10-K.

Employees

      At January 3, 2004, we had approximately 43,000 employees.

Available Information

      We make available free of charge on our Internet website (http://www.textron.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our corporate governance guidelines, business conduct guidelines and the charters of the Audit Committee, the Nominating and Corporate Governance Committee and the

Organization and Compensation Committee of our Board of Directors also are available on our website and are available in print to any shareholder upon request to our Corporate Secretary at 40 Westminster Street, Providence, Rhode Island 02903.

Forward-Looking Information

      Certain statements in this Annual Report on Form 10-K and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron’s customers or suppliers; (e) government funding and program approvals affecting products being developed or sold under government programs; (f) cost and delivery performance under various program and development contracts; (g) the adequacy of cost estimates for various customer care programs including servicing warranties; (h) the ability to control costs and successful implementation of various cost reduction programs; (i) the timing of certifications of new aircraft products; (j) the occurrence of further downturns in customer markets to which Textron products are sold or supplied or where Textron Financial Corporation offers financing; (k) changes in aircraft delivery schedules or cancellation of orders; (l) the impact of changes in tax legislation (including the expiration of “bonus depreciation” provisions scheduled to end in 2004); (m) Textron’s ability to offset, through cost reductions, raw material price increases and pricing pressure brought by original equipment manufacturer customers; (n) the availability and cost of insurance; (o) pension plan income falling below current forecasts; (p) Textron Financial Corporation’s ability to maintain portfolio credit quality; (q) Textron Financial Corporation’s access to debt financing at competitive rates; and (r) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies.

Item 2.     Properties

      On January 3, 2004, we operated a total of 119 plants located throughout the U.S. and 88 plants outside the U.S. Of the total of 207 plants, we owned 109 and the balance were leased. In the aggregate, the total manufacturing space was approximately 36.8 million square feet.

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

Item 3.     Legal Proceedings

      Two identical lawsuits purporting to be class actions were filed in 2002 in the United States District Court in Rhode Island against Textron and certain present and former officers of Textron and Bell Helicopter by Textron shareholders suing on their own behalf and on behalf of a purported class of Textron shareholders. A consolidated amended complaint alleges that the defendants failed to make certain accounting adjustments in response to alleged problems with Bell Helicopter’s V-22 and H-1 programs and that the company failed to timely write down certain assets of its OmniQuip unit. The complaint seeks unspecified compensatory damages. Textron filed a Motion to Dismiss the consolidated amended complaint on March 26, 2003, and that motion currently is pending. Textron believes the lawsuit is without merit and intends to continue to defend it vigorously.

      Two identical lawsuits, purporting to be class actions on behalf of Textron benefit plans and participants and beneficiaries of those plans during 2000 and 2001, were filed in 2002 in the United States District Court in Rhode Island against Textron, the Textron Savings Plan and the Plan’s trustee. A consolidated amended complaint alleges breach of certain fiduciary duties under ERISA, based on the amount of Plan assets invested in Textron stock during 2000 and 2001. The complaint seeks equitable relief and compensatory damages on behalf of various Textron benefit plans and the participants and beneficiaries of those plans during 2000 and 2001 to compensate for alleged losses relating to Textron stock held as an asset of those plans. Textron’s Motion to Dismiss the consolidated amended complaint was granted on June 24, 2003. Plaintiffs filed a notice of appeal of the dismissal with the U.S. Court of Appeals for the First Circuit on July 23, 2003, and that appeal currently is pending.

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

Executive Officers of the Registrant

      The following table sets forth certain information concerning our executive officers as of February 26, 2004. All of our executive officers are members of our Management Committee and Transformation Leadership Team.

Name	Age	Current Position with Textron Inc.

Lewis B. Campbell	57	Chairman, President and Chief Executive Officer; Director
John D. Butler	56	Executive Vice President Administration and Chief Human Resources Officer
Ted R. French	49	Executive Vice President and Chief Financial Officer
Mary L. Howell	51	Executive Vice President Government, Strategy Development and International, Communications and Investor Relations
Steven R. Loranger	52	Executive Vice President and Chief Operating Officer
Terrence O’Donnell	59	Executive Vice President and General Counsel

      Mr. Campbell joined Textron in September 1992 as Executive Vice President and Chief Operating Officer. He was named Chief Executive Officer in July 1998 and appointed Chairman of our Board of Directors in February 1999. Mr. Campbell served as President and Chief Operating Officer from January 1994 to July 1998, and reassumed the position of President in September 2001. Mr. Campbell has been a Director of Textron since January 1994, and is Chairman of our International Advisory Council.

      Mr. Butler joined Textron in July 1997 as Executive Vice President and Chief Human Resources Officer, and became Executive Vice President Administration and Chief Human Resources Officer in January 1999.

      Mr. French joined Textron in December 2000 as Executive Vice President and Chief Financial Officer of Textron Inc. and assumed the additional position of Chairman and Chief Executive Officer of Textron Financial Corporation in January 2004. Prior to joining Textron, Mr. French served as President, Financial Services and Chief Financial Officer for CNH Global NV, which was created through the 1999 merger of Case Corporation and New Holland NV. Prior to the merger, he spent 10 years with Case Corporation in various executive positions.

      Ms. Howell has been Executive Vice President Government, Strategy Development and International, Communications and Investor Relations since October 2000 and serves on our International Advisory Council. Ms. Howell joined Textron in 1980 and became an Executive Vice President in August 1995.

      Mr. Loranger joined Textron as Executive Vice President and Chief Operating Officer in October 2002. Prior to joining Textron, Mr. Loranger spent 21 years at Honeywell, most recently serving as President and Chief Executive Officer of Honeywell Engines, Systems and Services.

      Mr. O’Donnell joined Textron as Executive Vice President and General Counsel in March 2000. Mr. O’Donnell is a Senior Partner in the Washington, D.C.-based law firm of Williams & Connelly, which he first joined in 1977. From 1989 to 1992, he served as General Counsel of the Department of Defense.

PART II

Item 5.	Markets For the Registrant’s Common Equity and Related Stockholder Matters

      Our Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges. At January 3, 2004, there were approximately 19,000 holders of Textron Common Stock. The information on the price range of Textron’s Common Stock and dividends paid per share appearing under “Common Stock Information” on page 69 of our 2003 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

      On October 22, 2003, pursuant to our practice of issuing 1,000 shares of our Common Stock to each new non-employee Director, we issued 1,000 shares of our Common Stock to R. Kerry Clark upon his joining our Board of Directors. On January 2, 2004, 20,000 shares of a retention award previously granted to Ted R. French, our Executive Vice President and Chief Financial Officer, vested, resulting in the issuance of 10,850 shares of our common stock to him after withholding 9,150 shares for payment of the related tax liability. The issuances of these shares to Mr. Clark and Mr. French were not registered under the Securities Act of 1933 pursuant to the exemption afforded by section 4(2) of that Act for transactions by an issuer not involving any public offering. Other unregistered issuances of shares of our common stock during the fiscal year ended January 3, 2004, were reported in our previously filed Quarterly Reports on Form 10-Q.

Item 6.	Selected Financial Data

      The information appearing under “Selected Financial Information” on page 70 of our 2003 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      “Management’s Discussion and Analysis,” appearing on pages 16 through 33 of our 2003 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      “Quantitative Risk Measures,” appearing on page 31 of our 2003 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated January 29, 2004, and supplementary information contained in our 2003 Annual Report to Shareholders and the Financial Statement Schedules, as listed in the Index to Financial Statements and Financial Statement Schedules attached to this Annual Report on Form 10-K, are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      We have carried out an evaluation, under the supervision and the participation of our management, including our Chairman, President and Chief Executive Officer (our “CEO”) and our Executive Vice President and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

      There has been no change in our internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information appearing under “Audit Committee,” “Nominees for Director,” “Directors Continuing in Office,” “Corporate Governance,” “Code of Ethics” and “Section 16 Beneficial Ownership Reporting Compliance” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2004, is incorporated by reference into this Annual Report on Form 10-K.

      Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

      The information appearing under “Compensation of Directors,” “Report of the Organization and Compensation Committee on Executive Compensation,” “Executive Compensation” and “Performance Graph” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2004, is incorporated by reference into this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information appearing under Security Ownership of Certain Beneficial Holders,” “Security Ownership of Management,” and “Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2004, is incorporated by reference into this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

      The information appearing under “Transactions with Management and Others” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2004, is incorporated by reference into this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services.

      The information appearing under “Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2004, is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      a) Financial Statements and Schedules

      The consolidated financial statements, supplementary information and financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

Exhibits

3.1	Restated Certificate of Incorporation of Textron as filed January 29, 1998. Incorporated by reference to Exhibit 3.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998.
3.2	By-Laws of Textron. Incorporated by reference to Exhibit 3.2 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.
4.1	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).
4.2	Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-108464).
4.3	Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Registration Statement on Form 10.
NOTE:	Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.
NOTE:	Exhibits 10.1 through 10.16 below are management contracts or compensatory plans, contracts or agreements.
10.1A	Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
10.1B	Amendment to Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.
10.2	Deferred Income Plan for Textron Key Executives.
10.3	Supplemental Benefits Plan for Textron Key Executives, as amended.
10.4	Supplemental Retirement Plan for Textron Key Executives.
10.5	Survivor Benefit Plan For Textron Key Executives, as amended.

Exhibits

10.6A	Textron 1994 Long-Term Incentive Plan (“1994 Plan”). Incorporated by reference to Exhibit 10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.
10.6B	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.9B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999.
10.6C	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.6 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.
10.6D	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.8D to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.
10.7	Textron 1999 Long Term Incentive Plan (2003 Restatement). Incorporated by reference to Exhibit 10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2003.
10.8	Form of Indemnity Agreement between Textron and its directors and executive officers. Incorporated by reference to Exhibit A to Textron’s Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.
10.9	Deferred Income Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.
10.10A	Employment Agreement between Textron and John D. Butler dated July 23, 1998. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.
10.10B	Restricted Stock Equivalent Award granted to John Butler on January 15, 2002. Incorporated by reference to Exhibit 10.1 of Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.
10.11A	Employment Agreement between Textron and Lewis B. Campbell dated July 23, 1998. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.
10.11B	Retention Award granted to Lewis B. Campbell on December 14, 1995. Incorporated by reference to Exhibit 10.16B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
10.11C	Retention Award granted to Lewis B. Campbell on June 1, 1999. Incorporated by reference to Exhibit 10.13C to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.
10.11D	Retention Award granted to Lewis B. Campbell on January 1, 2001, and revision of vesting schedule for the Retention Award granted on June 1, 1999. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
10.11E	Amendments to Retention Awards granted to Lewis B. Campbell. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
10.12A	Employment Agreement between Textron and Ted R. French dated December 21, 2000. Incorporated by reference to Exhibit 10.15A to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
10.12B	Retention Award granted to Ted R. French on January 1, 2001. Incorporated by reference to Exhibit 10.15B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
10.13A	Employment Agreement between Textron and Mary L. Howell dated July 23, 1998. Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.
10.13B	Restricted Stock Equivalent Award granted to Mary L. Howell on January 15, 2002. Incorporated by reference to Exhibit 10.2 of Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.
10.14	Employment Agreement between Textron and Steven R. Loranger dated February 6, 2003. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.

Exhibits

10.15A	Employment Agreement between Textron and Terrence O’Donnell dated March 10, 2000. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.15B	Restricted Stock Equivalent Award granted to Terrence O’Donnell on January 15, 2002. Incorporated by reference to Exhibit 10.3 of Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.
10.16	Director Stock Awards. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.
10.17	5-Year Credit Agreement dated as of April 1, 2002, among Textron, the Banks listed therein and JPMorgan Chase Bank as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.
10.18	364-day Credit Agreement dated March 31, 2002, among Textron Inc., the Banks listed therein and JPMorgan Chase Bank as Administrative Agent. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.
10.19	Amendment to 5-Year Credit Agreement and 364-day Credit Agreement.
10.20	364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.
10.21	Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.
12.1	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Manufacturing.
12.2	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron including all majority-owned subsidiaries.
13	A portion (pages 15 through 70) of Textron’s 2003 Annual Report to Shareholders.
21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.
23	Consent of Independent Auditors.
24	Power of attorney.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350.

      b) Reports on Form 8-K

      On October 15, 2003, we submitted a Current Report on Form 8-K reporting historical results from 1998 through the second quarter of 2003 recast to reflect the sale of our OmniQuip business.

      On October 16, 2003, we submitted a Current Report on Form 8-K incorporating, under Items 9 and 12, our October 16, 2003, press release announcing our third quarter 2003 earnings.

      On December 17, 2003, we submitted a Current Report on Form 8-K incorporating, under Item 9, our December 16, 2003, press release announcing revised earnings estimates for 2003.

      The above Reports are not deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 and are not incorporated by reference herein or in any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2004.

TEXTRON INC.
Registrant

By:	/s/ TED R. FRENCH

Ted R. French
Executive Vice President
and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 27th day of February 2004, by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title

/s/ LEWIS B. CAMPBELL Lewis B. Campbell	Chairman, President and Chief Executive Officer, Director

* H. Jesse Arnelle	Director

* Kathleen M. Bader	Director

* Teresa Beck	Director

* R. Kerry Clark	Director

* R. Stuart Dickson	Director

* Ivor J. Evans	Director

* Lawrence K. Fish	Director

* Joe T. Ford	Director

* Paul E. Gagné	Director

Name		Title

* John D. Macomber		Director

* Lord Powell of Bayswater KCMG		Director

* Brian H. Rowe		Director

* Sam F. Segnar		Director

* Martin D. Walker		Director

* Thomas B. Wheeler		Director

/s/ TED R. FRENCH Ted R. French		Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ RICHARD L. YATES Richard L. Yates		Vice President and Controller (principal accounting officer)

*By:	/s/ MICHAEL D. CAHN Michael D. Cahn Attorney-in-fact

TEXTRON INC.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
Item 15(a)

2003 Annual Report
to Shareholders Page

Report of Independent Auditors	34
Consolidated Statements of Operations for each of the years in the three-year period ended January 3, 2004	35
Consolidated Balance Sheets at January 3, 2004 and December 28, 2002	36
Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended January 3, 2004	37
Statements of Cash Flows for each of the years in the three-year period ended January 3, 2004	38-39
Notes to Consolidated Financial Statements	40
Business Segment Data	15
Supplementary Information (Unaudited): Quarterly Data for 2003 and 2002	69

All schedules are omitted because the conditions requiring the filing thereof do not exist or because the information required is included in the financial statements and notes thereto.

EXHIBIT LIST

Exhibits

3.1	Restated Certificate of Incorporation of Textron as filed January 29, 1998. Incorporated by reference to Exhibit 3.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998.
3.2	By-Laws of Textron. Incorporated by reference to Exhibit 3.2 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.
4.1	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).
4.2	Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-108464).
4.3	Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Registration Statement on Form 10.
NOTE:	Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.
NOTE:	Exhibits 10.1 through 10.16 below are management contracts or compensatory plans, contracts or agreements.
10.1A	Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
10.1B	Amendment to Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.
10.2	Deferred Income Plan for Textron Key Executives.
10.3	Supplemental Benefits Plan for Textron Key Executives, as amended.
10.4	Supplemental Retirement Plan for Textron Key Executives.
10.5	Survivor Benefit Plan For Textron Key Executives, as amended.
10.6A	Textron 1994 Long-Term Incentive Plan (“1994 Plan”). Incorporated by reference to Exhibit 10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.
10.6B	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.9B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999.
10.6C	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.6 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.
10.6D	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.8D to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.
10.7	Textron 1999 Long Term Incentive Plan (2003 Restatement). Incorporated by reference to Exhibit 10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2003.
10.8	Form of Indemnity Agreement between Textron and its directors and executive officers. Incorporated by reference to Exhibit A to Textron’s Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.
10.9	Deferred Income Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.
10.10A	Employment Agreement between Textron and John D. Butler dated July 23, 1998. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

Exhibits

10.10B	Restricted Stock Equivalent Award granted to John Butler on January 15, 2002. Incorporated by reference to Exhibit 10.1 of Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.
10.11A	Employment Agreement between Textron and Lewis B. Campbell dated July 23, 1998. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.
10.11B	Retention Award granted to Lewis B. Campbell on December 14, 1995. Incorporated by reference to Exhibit 10.16B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
10.11C	Retention Award granted to Lewis B. Campbell on June 1, 1999. Incorporated by reference to Exhibit 10.13C to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.
10.11D	Retention Award granted to Lewis B. Campbell on January 1, 2001, and revision of vesting schedule for the Retention Award granted on June 1, 1999. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
10.11E	Amendments to Retention Awards granted to Lewis B. Campbell. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
10.12A	Employment Agreement between Textron and Ted R. French dated December 21, 2000. Incorporated by reference to Exhibit 10.15A to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
10.12B	Retention Award granted to Ted R. French on January 1, 2001. Incorporated by reference to Exhibit 10.15B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
10.13A	Employment Agreement between Textron and Mary L. Howell dated July 23, 1998. Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.
10.13B	Restricted Stock Equivalent Award granted to Mary L. Howell on January 15, 2002. Incorporated by reference to Exhibit 10.2 of Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.
10.14	Employment Agreement between Textron and Steven R. Loranger dated February 6, 2003. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.
10.15A	Employment Agreement between Textron and Terrence O’Donnell dated March 10, 2000. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.15B	Restricted Stock Equivalent Award granted to Terrence O’Donnell on January 15, 2002. Incorporated by reference to Exhibit 10.3 of Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.
10.16	Director Stock Awards. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.
10.17	5-Year Credit Agreement dated as of April 1, 2002, among Textron, the Banks listed therein and JPMorgan Chase Bank as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.
10.18	364-day Credit Agreement dated March 31, 2002, among Textron Inc., the Banks listed therein and JPMorgan Chase Bank as Administrative Agent. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.
10.19	Amendment to 5-Year Credit Agreement and 364-day Credit Agreement.
10.20	364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

Exhibits

10.21	Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.
12.1	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Manufacturing.
12.2	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron including all majority-owned subsidiaries.
13	A portion (pages 15 through 70) of Textron’s 2003 Annual Report to Shareholders.
21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.
23	Consent of Independent Auditors.
24	Power of attorney.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350.