Form 10-K/A
period 2004-01-03
TEXTRON INC
filed 2004-03-04
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
Form 10-K/A
 Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004
Commission File Number 1-5480
Textron Inc.
(Exact name of registrant as specified in charter)
Delaware	05-0315468
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
40 Westminster Street, Providence, R.I. 02903 (401) 421-2800 (Address and telephone number of principal executive offices)
______________

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock - par value 12½¢ (137,741,965 shares	New York Stock Exchange
outstanding at February 13, 2004);	Pacific Stock Exchange
Preferred Stock Purchase Rights	Chicago Stock Exchange

$2.08 Cumulative Convertible Preferred Stock,	New York Stock Exchange
Series A - no par value
$1.40 Convertible Preferred Dividend Stock, Series B	New York Stock Exchange
(preferred only as to dividends) - no par value

8¾% Debentures due July 1, 2022	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   X .     No _.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)     Yes   X .     No  _.

          The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of Textron's most recently completed second fiscal quarter, June 27, 2003, was approximately $5,215,392,000. Textron has no non-voting common equity.

          Portions of Textron's Annual Report to Shareholders for the fiscal year ended January 3, 2004, are incorporated by reference in Parts I and II of this Report. Portions of Textron's Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2004, are incorporated by reference in Part III of this Report.

EXPLANATORY NOTE

       This Form 10-K/A is being filed solely to correct errors in entries for 1999 and 2000 under "Total Assets" appearing in Selected Financial Information on page 70 of Exhibit 13 of Textron's Annual Report on Form 10-K for the year ended January 3, 2004, filed with the Securities and Exchange Commission on February 27, 2004. No other changes are being made by means of this filing.

       The registrant hereby amends Item 15 of the Form 10-K by the addition of the following:

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
The following additional exhibits are filed herewith:
Exhibits
13.1	Corrected page 70 of Textron's 2003 Annual Report to Shareholders.
31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

SIGNATURES

       Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
TEXTRON INC.

Registrant

By:	s/Ted R. French
Ted R. French Executive Vice President and Chief Financial Officer

DATE: March 4, 2004

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-K/A:

Name of Exhibit
13.1	Corrected page 70 of Textron's 2003 Annual Report to Shareholders
31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)