Form 10-Q
period 2004-04-03
TEXTRON INC
filed 2004-05-10
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended April 3, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at May 1, 2004 - 137,620,083 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in millions, except per share amounts)
	Three Months Ended
	April 3, 2004	March 29, 2003
Revenues
Manufacturing revenues	$2,220	$2,259
Finance revenues	134	140
Total revenues	2,354	2,399
Costs, expenses and other
Cost of sales	1,835	1,862
Selling and administrative	323	327
Interest, net	64	68
Provision for losses on finance receivables	20	24
Special charges	57	28
Gain on sale of business	-	(15)
Total costs, expenses and other	2,299	2,294
Income from operations before income taxes and distributions on preferred securities of subsidiary trusts	55	105
Income taxes	(18)	(33)
Distribution on preferred securities of subsidiary trusts, net of income taxes	-	(6)
Income from continuing operations	37	66
Loss from discontinued operations, net of income taxes	-	-
Net income	$37	$66
Per common share:
Basic:
Income from continuing operations	$.27	$.49
Loss from discontinued operations	-	(.01)
Net income	$.27	$.48
Diluted:
Income from continuing operations	$.26	$.49
Loss from discontinued operations	-	(.01)
Net income	$.26	$.48
Average shares outstanding (in thousands):
Basic	137,380	135,991
Diluted	140,229	137,059
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52
$1.40 Preferred stock, Series B	$.35	$.35
Common stock	$.325	$.325

See notes to the condensed consolidated financial statements.

3.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	April 3, 2004	January 3, 2004
Assets
Textron Manufacturing
Cash and cash equivalents	$607	$486
Commercial and U.S. Government receivables (less allowance for doubtful accounts of $63 and $66)	1,244	1,135
Inventories	1,567	1,439
Other current assets	444	532
Total current assets	3,862	3,592
Property, plant, and equipment, less accumulated depreciation of $2,499 and $2,448	1,904	1,925
Goodwill	1,419	1,420
Other intangible assets, net	38	40
Other assets	1,755	1,780
Total Textron Manufacturing assets	8,978	8,757
Textron Finance
Cash	82	357
Finance receivables, net	5,034	5,016
Goodwill	169	169
Other assets	798	791
Total Textron Finance assets	6,083	6,333
Total assets	$15,061	$15,090
Liabilities and Shareholders' Equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$700	$316
Accounts payable	874	702
Accrued liabilities	1,248	1,238
Total current liabilities	2,822	2,256
Accrued postretirement benefits other than pensions	583	590
Other liabilities	1,537	1,519
Long-term debt	1,344	1,711
Total Textron Manufacturing liabilities	6,286	6,076
Textron Finance
Other liabilities	479	501
Deferred income taxes	386	390
Debt	4,226	4,407
Junior subordinated debentures	26	26
Total Textron Finance liabilities	5,117	5,324
Total liabilities	11,403	11,400
Shareholders' equity
Capital stock:
Preferred stock	10	10
Common stock	25	25
Capital surplus	1,203	1,148
Retained earnings	5,601	5,606
Accumulated other comprehensive loss	(80)	(64)
	6,759	6,725
Less cost of treasury shares	3,101	3,035
Total shareholders' equity	3,658	3,690
Total liabilities and shareholders' equity	$15,061	$15,090
Common shares outstanding (in thousands)	137,189	137,238

See notes to the condensed consolidated financial statements.

4.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)
	Three Months Ended
	April 3, 2004	March 29, 2003
Cash flows from operating activities:
Net income	$37	$66
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	82	84
Amortization	3	5
Provision for losses on finance receivables	20	24
Gain on sale of business	-	(15)
Special charges	57	28
Deferred income taxes	(1)	18
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(110)	(126)
Inventories	(129)	(138)
Other assets	73	156
Accounts payable	166	12
Accrued liabilities	(99)	(128)
Other operating activities, net	7	16
Net cash provided by operating activities of continuing operations	106	2
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(2,332)	(1,799)
Repaid	2,180	1,448
Proceeds from receivables sales and securitization sales	174	2
Capital expenditures	(65)	(49)
Net proceeds from sale of business	-	15
Proceeds from sale of property, plant and equipment	12	9
Proceeds from sale of investments	38	1
Other investing activities, net	38	33
Net cash provided (used) by investing activities of continuing operations	45	(340)
Cash flows from financing activities:
Increase in short-term debt	289	549
Proceeds from issuance of long-term debt	45	200
Principal payments and retirements on long-term debt	(584)	(112)
Proceeds from stock option exercises	50	2
Purchases of Textron common stock	(70)	(44)
Dividends paid	(45)	(45)
Net cash (used) provided by financing activities of continuing operations	(315)	550
Effect of exchange rate changes in cash and cash equivalents	(1)	2
Net cash (used) provided by continuing operations	(165)	214
Net cash provided (used) by discontinued operations	11	(64)
Net (decrease) increase in cash and cash equivalents	(154)	150
Cash and cash equivalents at beginning of period	843	307
Cash and cash equivalents at end of period	$689	$457
Supplemental schedule of non-cash investing activities:
Capital expenditures financed through capital leases	$11	$1

See notes to the condensed consolidated financial statements.

5.

TEXTRON INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation and Summary of Certain Significant Accounting Policies

The condensed consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended January 3, 2004. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at April 3, 2004, and its consolidated results of operations and cash flows for each of the respective three-month periods ended April 3, 2004 and March 29, 2003. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

On August 1, 2003, Textron sold its remaining OmniQuip business, and in the fourth quarter of 2003, Textron Finance sold substantially all of its small business direct portfolio. These businesses are accounted for as discontinued operations under generally accepted accounting principles and the results of operations and cash flows have been removed from Textron's results of continuing operations and cash flows for all periods presented.

Textron's financings are conducted through two borrowing groups, Textron Finance and Textron Manufacturing. This framework is designed to enhance Textron's borrowing power by separating the Finance segment. Textron Finance consists of Textron Financial Corporation consolidated with its subsidiaries, which are the entities through which Textron operates its Finance segment. Textron Finance finances its operations by borrowing from its own group of external creditors. Textron Manufacturing is Textron Inc., the parent company, consolidated with the entities that operate in the Bell, Cessna, Fastening Systems and Industrial business segments. All significant intercompany transactions are eliminated.

Textron accounts for its interest in unconsolidated joint ventures under the equity method of accounting. At April 3, 2004 and January 3, 2004, other assets includes $33 million and $34 million, respectively, attributable to investments in unconsolidated joint ventures. Since Textron's equity in the losses of these joint ventures is not material, this amount is reported in cost of sales rather than as a separate line item. Textron's loss from unconsolidated joint ventures totaled $3 million for each of the three-month periods ended April 3, 2004 and March 29, 2003, respectively.

Summary of Certain Significant Accounting Policies

A summary of all of the significant accounting policies is provided in Textron's 2003 Annual Report.

Revenue Recognition
Revenue is generally recognized when products are delivered or services are performed. With respect to aircraft, delivery is upon completion of manufacturing, customer acceptance and the transfer of the risk and rewards of ownership.

When a sale arrangement involves multiple elements, such as sales of products that include customization services, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value, taking into consideration any performance, cancellation, termination or refund type provisions. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. The adoption of Emerging Issues Task Force (EITF) 00-21 "Revenue Arrangements with Multiple Deliverables" in the third quarter of 2003 did not have a material impact on Textron's results of operations or financial position.

6.

Revenue from certain qualifying noncancelable aircraft and other product lease contracts are accounted for as sales-type leases. The present value of all payments (net of executory costs and any guaranteed residual values) is recorded as revenue, and the related costs of the product are charged to cost of sales. Generally, these leases are financed through Textron Finance and the associated interest is recorded over the term of the lease agreement using the interest method. Lease financing transactions that do not qualify as sales-type leases are accounted for under the operating method wherein revenue is recorded as earned over the lease period.

Long-term Contracts
 Long-term contracts are accounted for under AICPA Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue under fixed-price contracts is generally recorded as deliveries are made under the units-of-delivery method. Certain long-term fixed-price contracts provide for periodic delivery after a lengthy period of time over which significant costs are incurred or require a significant amount of development effort in relation to total contract volume. Revenues under those contracts and all cost-reimbursement-type contracts are recorded as costs are incurred under the cost-to-cost method. Certain contracts are awarded with fixed-price incentive fees. Incentive fees are considered when estimating revenues and profit rates, and are recorded when these amounts are reasonably determined. Long-term contract profits are based on estimates of total sales value and costs at completion. Such estimates are reviewed and revised periodically throughout the contract life. Revisions to contract profits are recorded when the revisions to estimated sales value or costs are made. Estimated contract losses are recorded when identified.

Bell Helicopter has a joint venture with The Boeing Company to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government. The development contract and various production release contracts (i.e., lots) may run concurrently with multiple earlier lots still being produced as new lots are started. The development contract and the first three production lots are under cost-reimbursement-type contracts, while subsequent lots are under fixed-price incentive contracts. The first three lots under fixed-price incentive contracts have been accounted for under the cost-to-cost method, primarily as a result of the significant engineering effort required over a lengthy period of time during the initial development phase in relation to total contract volume. The production releases on the first six production lots include separately contracted modifications to meet the additional requirements of the U.S. Government's Blue Ribbon Panel. In 2003, the development effort was considered substantially complete for the new production releases beginning in 2003 and management believed a consistent production specification had been met as these units incorporate many of these modifications on the production line. Accordingly, revenue on the new production releases that began in 2003 is recognized under the units-of delivery method.

Finance Revenues
 Finance revenues include interest on finance receivables, which is recognized using the interest method to provide a constant rate of return over the terms of the receivables. Finance revenues also include direct loan origination costs and fees received, which are deferred and amortized over the contractual lives of the respective receivables using the interest method. Unamortized amounts are recognized in revenues when receivables are sold or pre-paid. Accrual of interest income is suspended for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Accrual of interest is resumed when the loan becomes contractually current, and suspended interest income is recognized at that time.

7.

Note 2: Inventories
(In millions)	April 3, 2004	January 3, 2004
Finished goods	$683	$688
Work in process	881	681
Raw materials	221	209
	1,785	1,578
Less progress payments and customer deposits	218	139
	$1,567	$1,439

Note 3: Goodwill and Other Intangible Assets

A summary of changes in goodwill is as follows:
(In millions)	Balance January 3, 2004	Foreign Currency Translation	Balance April 3, 2004
Bell	$101	$-	$101
Cessna	306	-	306
Fastening Systems	420	-	420
Industrial	593	(1)	592
Finance	169	-	169
Total	$1,589	$(1)	$1,588

All of Textron's acquired intangible assets are subject to amortization and are comprised of the following as of April 3, 2004:
(Dollars in millions)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	20	$28	$4	$24
Patents	8	12	6	6
Other	5	15	7	8
		$55	$17	$38

Amortization expense for the three months ended April 3, 2004 totaled $2 million and is expected to be approximately $4 million for the remainder of 2004. Amortization expense for fiscal years 2005, 2006, 2007, 2008 and 2009 is estimated to be approximately $4 million, $3 million, $3 million, $2 million and $2 million, respectively.

Note 4. Junior Subordinated Debentures

Litchfield Financial Corporation (Litchfield), a subsidiary of Textron Financial Corporation, was acquired in 1999. Prior to the acquisition, a trust, sponsored and wholly-owned by Litchfield, issued $26 million of mandatory redeemable preferred securities to the public. The preferred securities accrue and pay cash distributions quarterly at a rate of 10% per annum. The trust subsequently invested the proceeds in $26 million aggregate principal amount of Litchfield 10% Series A Junior Subordinated Debentures, due 2029. Litchfield has the right to redeem 100% of the principal plus accrued and unpaid interest on the junior subordinated debentures on or after June 30, 2004. To the extent that Litchfield redeems the junior subordinated debentures, or upon maturity of the debentures, the trust is required to redeem the preferred securities. The trust's obligation under the preferred securities is fully and unconditionally guaranteed by Litchfield. Textron Finance has agreed to make

8.

payments to the holders of the preferred securities, when due, to the extent not paid by or on behalf of the trust or subsidiary.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that an issuer classify certain financial instruments as liabilities. Many of the instruments included within the Statement's scope, such as mandatorily redeemable shares, were previously classified as equity. As required, Textron adopted this Statement when it became effective in July 2003 and reported Textron Financial's obligated mandatorily redeemable securities as a liability and related distributions on preferred securities prospectively as a component of interest expense. Subsequent to adoption, on November 7, 2003, the FASB issued FASB Staff Position (FSP) 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FSP 150-3 deferred the effective date of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests, including Textron Financial's obligated mandatorily redeemable preferred securities. FSP 150-3 states that entities that have already adopted SFAS No. 150 for instruments within the scope of its indefinite deferral shall reverse the effects of that adoption in the first fiscal period beginning after the date the FSP was issued.

The adoption of FSP 150-3 in the first quarter of 2004 would have required Textron to reclassify the obligated mandatorily redeemable securities back to equity; however, due to the simultaneous adoption of FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (See Note 12), this reclassification ultimately was not necessary. Prior to the adoption of FIN 46, the trust was consolidated in Textron's financial statements and the preferred securities of the trust were presented as a liability under the caption "Obligated mandatorily redeemable preferred securities of Finance subsidiary holding solely junior subordinated debentures" on Textron Finance's balance sheet at January 3, 2004. Under the provisions of FIN 46, the trust is a variable interest entity of which Litchfield is not the primary beneficiary. Accordingly, upon adoption of FIN 46, Textron deconsolidated the trust and presented its obligation to the trust as junior subordinated debentures on the balance sheet. Since the debentures are the sole asset of the trust, the deconsolidation had no impact on Textron's financial position or results of operations.

Note 5: Accumulated Other Comprehensive Loss and Comprehensive Income

The components of accumulated other comprehensive loss, net of related taxes, are as follows:
	Three Months Ended
(In millions)	April 3, 2004	March 29, 2003
Beginning of period	$ (64)	$(225)
Currency translation adjustment	(5)	19
Net deferred loss on hedge contracts	(4)	(4)
Net deferred loss on interest-only securities	(4)	(1)
Net unrealized losses on securities	(3)	-
Other comprehensive (loss) income	(16)	14
End of period	$ (80)	$(211)

9.

Comprehensive income is summarized below:
Three Months Ended
(In millions)	April 3, 2004	March 29, 2003
Net income	$ 37	$ 66
Other comprehensive (loss) income	(16)	14
Comprehensive income	$ 21	$ 80

Note 6: Earnings per Share

The dilutive effect of convertible preferred shares and stock options was approximately 2,849,000 and 1,068,000 shares for the three months ended April 3, 2004 and March 29, 2003, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 7: Stock-Based Compensation

The following table illustrates the effect on net income and earnings per share if Textron had applied the fair-value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation" to stock-based employee compensation.
Three Months Ended
(Dollars in millions, except per share data)	April 3, 2004	March 29, 2003
Net income, as reported	$ 37	$ 66
Add back: Stock-based employee compensation
expense included in reported net income*	3	4
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards*	(7)	(8)
Pro forma net income	$ 33	$ 62
Income per share:
Basic - as reported	$ .27	$ .48
Basic - pro forma	$ .24	$ .46
Diluted - as reported	$ .26	$ .48
Diluted - pro forma	$ .24	$ .45

* Net of related cash settlement forward income or expense and related tax effects

10.

Note 8. Pension Benefits and Postretirement Benefits Other Than Pensions

The components of net periodic benefit cost for the first quarter of 2004 and 2003 are as follows:
(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2004	2003	2004	2003
Service cost	$ 29	$ 27	$ 2	$ 1
Interest cost	72	69	10	11
Expected return on plan assets	(107)	(108)	-	-
Amortization of unrecognized transition asset	-	(1)	-	-
Amortization of prior service cost	4	4	(2)	-
Amortization of net gain	2	-	3	1
Net periodic benefit costs	$ -	$ (9)	$ 13	$ 13

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was enacted in December 2003 and allows for a two-year transitional period. The Act provides for discounts on prescription drug costs through the Medicare Program to eligible retirees (Medicare Part D) as well as a subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. The potential impact of the Act has not been included in Textron's estimate of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost for the first quarter of 2004. Textron will evaluate the impact of the Act, including assessing potential amendments to Textron's Retirement Plan, once additional regulatory clarification regarding actuarial equivalency has been received.

Note 9: Special Charges

Textron recorded $57 million and $28 million in special charges in the first quarter of 2004 and 2003, respectively, related to its restructuring program which are summarized below for the applicable segments:
	Restructuring Expenses
(In millions)	Severance Costs	Contractual Obligations	Fixed Asset Impairments	Other Associated Costs	Total	Gain on Sale of Investment	Total Special Charges
2004
Cessna	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Fastening Systems	13	-	2	3	18	-	18
Industrial	10	36	3	2	51	-	51
Corporate	-	-	-	-	-	(12)	(12)
	$ 23	$ 36	$ 5	$ 5	$69	$(12)	$ 57
2003
Cessna	$ 4	$ -	$ -	$ -	$ 4	$ -	$ 4
Fastening Systems	4	-	-	-	4	-	4
Industrial	9	(1)	6	4	18	-	18
Corporate	2	-	-	-	2	-	2
	$ 19	$ (1)	$ 6	$ 4	$28	$ -	$ 28

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001, and in October 2002, Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron's

11.

restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of noncore businesses, and streamlining of sales and administrative overhead. Under this restructuring program, Textron has reduced its workforce by approximately 9,800 employees and has closed 99 facilities, including 44 manufacturing plants, primarily in the Industrial and Fastening Systems segments. Textron expects a total reduction of about 10,000 employees, excluding approximately 700 Trim employees and 1,000 OmniQuip employees, representing approximately 18% of its global workforce since the restructuring was first announced.

As of April 3, 2004, $458 million of cost has been incurred relating to continuing operations (including $11 million related to Trim), with $205 million in the Industrial segment, $165 million in the Fastening Systems segment, $38 million in the Cessna segment, $30 million in the Bell segment, $9 million in the Finance segment and $11 million at Corporate. Costs incurred through April 3, 2004 include $232 million in severance costs, $101 million in asset impairment charges, $46 million in contract termination costs and $81 million in other associated costs, net of gains on sales of assets of $2 million.

Textron estimates that approximately $58 million in additional program costs will be incurred primarily in the Fastening Systems and Industrial segments. In total, Textron estimates that the entire program for continuing operations will be approximately $516 million (including $11 million related to Trim) and will be substantially complete by the end of 2004. This estimate includes amounts for projects that have not been formally approved and initiated as of April 3, 2004. For projects that have been formally approved and initiated as of April 3, 2004, Textron expects to incur approximately $25 million in additional severance costs, $15 million in other associated costs and $4 million in contract termination costs.

An analysis of the restructuring program and related reserve accounts is summarized below:
(In millions)	Severance Costs	Contractual Obligations	Fixed Asset Impairments	Other Associated Costs	Total
Balance at January 3, 2004	$ 32	$ 3	$ -	$ -	$ 35
Additions	24	36	5	5	70
Reserves deemed unnecessary	(1)	-	-	-	(1)
Non-cash utilization	-	-	(5)	-	(5)
Cash Paid	(19)	(1)	-	(5)	(25)
Balance at April 3, 2004	$ 36	$ 38	$ -	$ -	$ 74

The specific restructuring measures and associated estimated costs are based on Textron's best judgment under prevailing circumstances. Textron believes that the restructuring reserve balance of $74 million is adequate to cover the costs presently accruable for accounting purposes relating to activities formally identified and committed to under approved plans as of April 3, 2004 and anticipates that all actions related to these liabilities will be completed within a twelve-month period. Approximately $35 million of this reserve represents the present value of contractual obligations related to one lease that, under the terms of the lease, will be paid over the remaining lease term through March 2019.

During the first quarter of 2004, Textron sold its remaining investment in Collins & Aikman common stock for cash proceeds of $34 million, resulting in a pretax gain of $12 million that is included in special charges.

12.

Note 10: Transactions between Finance and Manufacturing Groups

A portion of Textron Finance's business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing's Bell, Cessna and Industrial segments. The related finance receivables are recorded on Textron Finance's balance sheet. For those receivables for which collection has been guaranteed by Textron Manufacturing, we have established reserves for losses on Textron Manufacturing's balance sheet that are recorded in other current or long-term liabilities. We establish these reserves for amounts that are potentially uncollectible or if the collateral values may be insufficient to cover the outstanding receivable. If an account is deemed uncollectible and the collateral is repossessed, Textron Finance will charge Textron Manufacturing for any deficiency. In some cases, the collateral is not repossessed by Textron Finance and the receivable is transferred to Textron Manufacturing's balance sheet for additional collection efforts. When this occurs, any related reserve previously established is transferred from Textron Manufacturing's other liabilities to its allowance for doubtful accounts to offset the transferred account receivable.

The activity in the reserves recorded by Textron Manufacturing for finance receivables held by Textron Finance with recourse is as follows:
	Three Months Ended
(In millions)	April 3, 2004	March 29, 2003
Balance at the beginning of the year	$ 64	$ 59
Provision for losses	-	3
Reclassifications to allowance for doubtful accounts	(1)	(2)
Charge-offs	-	(3)
Balance at the end of the first quarter	$ 63	$ 57

Note 11: Commitments and Contingencies

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

During 2002, the Lycoming aircraft engine business, in conjunction with the Federal Aviation Administration, recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a third-party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program is substantially complete. It is possible, however, that additional engines outside of the current recall could potentially be affected. Accordingly, Textron has continued to monitor the performance of the crankshafts previously supplied by the third party to ensure that the reserve adequately covers all engines with potentially faulty crankshafts. As of April 3, 2004, there are approximately $1 million of reserves remaining to cover the estimated costs to repair the few remaining engines that had not responded to the crankshaft recall notices and any additional claims under the customer care program. As all significant actions have been completed, management believes the crankshaft recall program is substantially complete; however, Textron also has reserves of $11 million for costs directly related to potential crankshaft issues that may not specifically be a part of the recall program. Lycoming's program for the inspection and replacement of potentially defective zinc-plated bolts manufactured by a third-party supplier for use in certain aircraft engines has been completed and there are no remaining reserves for this recall as of April 3, 2004.

13.

On a periodic basis, Bell Helicopter's overhead cost rates are audited by the Defense Contract Audit Agency (DCAA). In 1998, Bell received a payment of $100 million from its joint venture partner, the Agusta Division of Finmeccanica S.p.A., now AgustaWestland NV (Agusta), as consideration for Agusta's access to Bell's worldwide marketing and distribution network for the Agusta 139 model and for the opportunity to participate with Bell in the BA609 project. Bell notified the government of the payment and the basis on which it was made in a timely manner. In November 2001, a DCAA audit report recommended that the payment from Agusta should be credited against Bell's overhead costs, retroactive to 1998. At the request of the cognizant contracting officer at the Defense Contract Management Agency (DCMA), Bell responded to the audit report. The DCMA contracting officer took the issue under advisement. On April 17, 2003, the DCMA sent Bell an "initial finding" letter requesting Bell to respond to the finding. Bell responded to this letter in August 2003. The initial finding indicates the contracting officer's preliminary agreement with the audit report and begins a contractual process that could potentially lead to a government claim against the company if the contracting officer makes a final decision in agreement with the audit report. Management believes that it has no obligation to credit any portion of the $100 million payment to Bell's overhead pools. However, a proposed settlement has been discussed with the U.S. Government. The net financial statement impact of the proposed settlement is $8 million, which has been accrued as of April 3, 2004. Should Textron be unable to reach an acceptable settlement, management will continue to contest the initial finding, as well as any claim that may be asserted by the U.S. Government.

Note 12: Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46" or the "Interpretation"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Entities were previously consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

Subsequent to the original issuance of the Interpretation, the effective date for entities created or interests obtained prior to February 1, 2003 was deferred, and in December 2003, the FASB issued a revised version of FIN 46 that provided clarification of the original Interpretation and excluded certain operating entities from its scope. Public companies were required to apply the provisions of this Interpretation specifically to entities commonly referred to as special-purpose entities (SPE) in financial statement periods ending after December 15, 2003. The effective date for all other types of entities within the scope of the Interpretation is for financial statement periods ending after March 15, 2004.

Textron Manufacturing and Textron Finance adopted the revised FIN 46 in the first quarter of 2004. The adoption did not have a material impact on its results of operations or financial position. See Note 4 to the financial statements for the impact of the adoption on Textron Finance's junior subordinated debentures. In the normal course of business, Textron has entered into various joint venture agreements that qualify as operating businesses. The majority of these ventures meet the criteria for exclusion from the scope of FIN 46. As discussed below, Textron does participate in certain variable interest entities that it is not required to consolidate.

Textron entered into an agreement with Agusta Aerospace Corporation ("Agusta") in November 1998 to share certain costs and profits for the joint design, development, manufacture, marketing, sale, customer training and product support of Bell Agusta Aerospace's BA609, the commercial tiltrotor, and the AB139. These programs have been in the development stage, and only certain marketing and administrative costs are charged to the venture. Bell's share of the development costs are charged to Textron's earnings as a period expense. This venture is a variable interest entity as it relies on its partners to fund the development and provide services for substantially all of the venture's operations. Since Bell does not absorb more than half of this venture's expected losses or residual returns, it is not the primary beneficiary and cannot consolidate this venture. Bell is not obligated to continue funding this venture other than to execute existing contracts. As of March 31, 2004, this venture had total assets of $8 million and no debt.

14.

Bell Helicopter and The Boeing Company entered into a joint venture agreement in December 1995 to perform the V-22 EMD Contract and subsequent new production contracts for the performance of engineering studies, preliminary design, full-scale development and engineering and manufacturing development for the V-22 aircraft. This venture serves as a collaboration between the two companies to perform the work under the contracts equally and required no capital contribution to the joint venture entity. Bell Helicopter and The Boeing Company each have a 50% interest in this joint venture. The joint venture agreement provides that the partners share equally in the joint venture activities, including profits and losses. The profits on the fixed-price contracts are shared equally with profits determined based on the estimated profit at the inception of the contract. Cost over or underruns incurred by either partner during performance of fixed-price-type contracts are outside of the joint venture agreement and are recorded by the party incurring the cost. This venture is a variable interest entity as it relies on its partners to fund the activities and provide service outside of the venture based on the contracts entered into by the venture. Since Bell does not absorb more than half of this venture's expected losses or residual returns, it is not the primary beneficiary and cannot consolidate this venture. Bell is not obligated to continue funding this venture other than to execute existing contracts.

Note 13: Recently Issued Accounting Pronouncements

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. This Act introduced a prescription drug benefit under Medicare Part D along with a federal subsidy to sponsors of retiree health care benefit plans that provide a similar benefit. On January 12, 2004, the FASB issued FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," to address the accounting and disclosure implications resulting from the Act. FSP 106-1 is effective for financial statements for fiscal years ending after December 7, 2003 and provides a one-time election to delay reporting the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued. Textron has elected to defer accounting for the Act in accordance with this one-time election until authoritative guidance on the appropriate accounting is issued.

Note 14: Textron Manufacturing Condensed Statements of Cash Flows

The Condensed Statements of Cash Flows for Textron Manufacturing, which include distributions received from Textron Finance but exclude the net income of Textron Finance, are provided on page 15. Textron's Condensed Consolidated Statements of Cash Flows are provided on page 4.

15.

Note 14:     Textron Manufacturing Condensed Statements of Cash Flows (continued)
	Three Months Ended
(Unaudited) (In millions)	April 3, 2004	March 29, 2003
Cash flows from operating activities:
Net income	$37	$66
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Earnings of Textron Finance less than distributions to Textron Manufacturing	36	19
Depreciation	73	75
Amortization	1	3
Gain on sale of business	-	(15)
Special charges	57	28
Deferred income taxes	(1)	-
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(110)	(126)
Inventories	(129)	(138)
Other assets	68	158
Accounts payable	171	(11)
Accrued liabilities	(37)	(112)
Other operating activities, net	9	17
Net cash provided (used) by operating activities of continuing operations	175	(36)
Cash flows from investing activities:
Capital expenditures	(62)	(44)
Net proceeds from sale of business	-	15
Proceeds from sale of property, plant and equipment	12	9
Proceeds from the sale of investments	38	1
Net cash used by investing activities of continuing operations	(12)	(19)
Cash flows from financing activities:
Increase in short-term debt	15	208
Principal payments and retirements on long-term debt	(2)	(3)
Proceeds from stock option plans	50	2
Purchases of Textron common stock	(70)	(44)
Dividends paid	(45)	(45)
Net cash (used) provided by financing activities of continuing operations	(52)	118
Effect of exchange rate changes on cash and cash equivalents	(1)	2
Net cash provided by continuing operations	110	65
Net cash provided by discontinued operations	11	101
Net increase in cash and cash equivalents	121	166
Cash and cash equivalents at beginning of period	486	286
Cash and cash equivalents at end of period	$607	$452
Supplemental schedule of non-cash investing activities:
Capital expenditures financed through capital leases	$11	$1

16.

Note 15:     Segment Information

Textron reports under the following segments: Bell, Cessna, Fastening Systems, Industrial and Finance. Textron evaluates segment operating performance based on segment profit. Segment profit for manufacturing segments does not include interest, certain corporate expenses, special charges and gains and losses from the disposition of significant business units. The measurement for the Finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust, and excludes special charges.

A summary of continuing operations by segment for the three-month periods ended April 3, 2004 and March 29, 2003 is as follows:
	Three Months Ended
(In millions)	April 3, 2004	March 29, 2003
REVENUES
MANUFACTURING:
Bell	$507	$536
Cessna	418	588
Fastening Systems	497	429
Industrial	798	706
	2,220	2,259
FINANCE	134	140
Total revenues	$2,354	$2,399
SEGMENT OPERATING PROFIT
MANUFACTURING:
Bell	$52	$40
Cessna	22	59
Fastening Systems	20	18
Industrial	47	34
	141	151
FINANCE	31	23
Segment profit	172	174
Special charges	(57)	(28)
Segment operating income	115	146
Gain on sale of business	-	15
Corporate expenses and other, net	(35)	(32)
Interest expense, net	(25)	(24)
Income from operations before income taxes and distributions on preferred securities of subsidiary trusts	$55	$105

17.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Textron Inc. is a multi-industry company that leverages its global network of businesses to provide customers with innovative solutions and services in five business segments: Bell, Cessna, Fastening Systems, Industrial and Finance. Textron is known around the world for its powerful brands spanning the business jet, aerospace and defense, fastening systems, plastic fuel systems and golf car and turf-care markets, among others. During the first quarter, the economy showed signs of improvement in certain manufacturing markets with volume increases in the Fastening Systems and Industrial segments. While revenues in the commercial aircraft businesses were lower than in the first quarter of 2003, stronger commercial orders in the first quarter at Bell Helicopter and Cessna were encouraging. Overall, revenue and profit were down slightly compared to 2003.

Other factors affecting operating results in the first quarter of 2004 included approximately $10 million of lower profit at a North American Kautex plant, primarily due to increased costs from manufacturing inefficiencies; $9 million of lower pension income, primarily due to the negative return on pension assets in 2001 and 2002 and a lower discount rate; an $8 million reduction in revenue from the impact of a proposed settlement between Bell and the U.S. Government; $7 million of higher healthcare costs; and $5 million in increased costs across Textron as a result of higher costs for steel and steel components, net of surcharges.

During the first quarter, Textron was able to significantly mitigate the impact of lower revenue and the above factors primarily through its transformation initiatives, including integrated supply chain and restructuring cost reduction initiatives.

Consolidated Results of Continuing Operations

Revenues

Revenues were $2.35 billion in the first quarter of 2004, compared with $2.40 billion in 2003. The decrease was largely driven by lower Citation business jet volume of $208 million at Cessna, principally due to changes made to the production schedule in 2003 to reflect lower demand due to soft market conditions at that time. This decrease was partially offset by a favorable foreign exchange impact of $96 million in the Industrial and Fastening Systems segments and increased volume of $43 million and $26 million in the Fastening Systems and Industrial segments, respectively.

Segment Profit

Segment profit was $172 million in the first quarter of 2004, compared with $174 million in 2003. The decrease of $2 million was primarily due to lower profit of $37 million at Cessna largely due to lower business jet volume. This decrease was partially offset by higher profit of $13 million in the Industrial segment, primarily as a result of a lower fair market value adjustment of $4 million for used golf car inventory and improved customer credit performance of $2 million, $12 million in the Bell segment, primarily in its commercial helicopter business, and $8 million in the Finance segment, primarily due to a lower loan loss provision.

18.

Special Charges

Textron recorded special charges of $57 million in the first quarter of 2004, including $69 million of restructuring costs and a $12 million pre-tax gain on the sale of its remaining shares of Collins & Aikman (C&A) common stock for $34 million in cash. Special charges of $28 million in the first quarter of 2003 were related to restructuring.

Restructuring Program
To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001, and in October 2002, Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron's restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses, and streamlining of sales and administrative overhead. Under this restructuring program, Textron has reduced its workforce by approximately 9,800 employees and has closed 99 facilities, including 44 manufacturing plants, primarily in the Industrial and Fastening Systems segments. Textron expects a total reduction of about 10,000 employees, excluding approximately 700 Trim employees and 1,000 OmniQuip employees, representing approximately 18% of its global workforce since the restructuring was first announced.

As of April 3, 2004, $458 million of cost has been incurred relating to continuing operations (including $11 million related to Trim), consisting of $232 million in severance costs, $101 million in asset impairment charges, $46 million in contract termination costs and $81 million in other associated costs, net of gains on sales of assets of $2 million. Textron estimates that approximately $58 million in additional program costs will be incurred primarily in the Fastening Systems and Industrial segments. In total, Textron estimates that the entire program for continuing operations will be approximately $516 million (including $11 million related to Trim) and will be substantially complete by the end of 2004.

Net Income

Net income was $37 million in the first quarter of 2004, compared with $66 million in 2003 primarily due to the increase in restructuring charges. In addition, Textron recorded a $12 million pre-tax gain on the sale of its remaining shares of C&A common stock in the first quarter of 2004 and a pre-tax gain of $15 million on the sale of its remaining interest in an Italian automotive joint venture to C&A in the first quarter of 2003.

The following items are considered by management to affect the comparability of operating results to normal ongoing operations:
(In millions)	Q1 2004	Q1 2003
Restructuring	$ 69	$ 28
Gain on sale of investment	(12)	-
Gain on sale of business	-	(15)
	57	13
Income tax (benefit) on above items	(15)	(5)
	$ 42	$ 8

19.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:
	Q1 2004	Q1 2003
Federal statutory income tax rate	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	2.3	2.4
ESOP dividends	(1.9)	(1.5)
Foreign tax rate differential	(0.7)	(1.2)
Export sales benefit	(0.9)	(1.2)
Other, net	(0.8)	(2.0)
Effective income tax rate	33.0%	31.5%

The full year 2004 effective tax rate is now expected to be 32.6% as a result of a re-evaluation of the tax deductibility of certain restructuring costs associated with a number of foreign projects.

Outlook

We experienced improvements in manufacturing volume in certain non-aircraft businesses and stronger commercial aircraft orders in the first quarter, indicating a possible recovery in some of our end markets. At Cessna, the estimated sales of jets in 2004 have been increased to between 170 and 175 jets from the previous estimate of 165 to 170 jets. Total 2004 revenues for Textron are now expected to increase slightly compared to 2003. Overall segment profit and margins are expected to increase as a result of the impact from the higher volumes and continued benefits of restructuring and other cost reduction initiatives.

Segment Analysis

Bell Revenues
The Bell segment's revenues decreased $29 million in the first quarter of 2004 compared to 2003 due to lower foreign military sales volume of $22 million, primarily related to a production contract that was completed during the first quarter of 2004, and $19 million of lower commercial helicopter volume as a result of lower deliveries to corporate customers. These decreases were partially offset by higher shipments of $8 million in the aircraft engine business.

Revenues in the U.S. Government business were essentially flat as $19 million of higher military spares volume, due to increased demand and accelerated deliveries to support the war in Iraq, and $13 million in other sales increases, were partially offset by $16 million of lower air-launched weapon sales due to timing of deliveries, $8 million in lower revenue on the H-1 upgrade program, primarily due to a flight test delay, and an $8 million reduction in revenue as a result of a proposed settlement between Bell and the U.S. Government to resolve a potential claim. See Note 11 to the financial statement for details regarding the proposed settlement.

20.

Bell Segment Profit
Segment profit in the first quarter of 2004 was $12 million greater than in 2003 primarily due to higher profit of $8 million in the commercial helicopter business, principally as a result of a favorable sales mix, and the $5 million favorable impact of a nonrecurring 2003 charge related to a recall, inspection and customer care program at the aircraft engine business. Profit in the U.S. Government business decreased slightly as the favorable impact of higher spares volume of $4 million was more than offset by the impact of the proposed settlement with the U.S. Government.

Bell Backlog
Backlog at Bell Helicopter of $1.4 billion was essentially flat compared to the fourth quarter of 2003.

Cessna Revenues
The Cessna segment revenues decreased $170 million in the first quarter of 2004, primarily due to lower Citation business jet volume of $208 million, principally due to the actions taken during 2003 to adjust production schedules to decreased demand as a result of the soft market conditions at that time. Jet sales declined to 34 jets in the first quarter of 2004 from 50 jets in the first quarter of 2003. Since the business jet production cycle averages 9 to 12 months, the reduced production schedule in 2003 will continue to impact jet sales through the second quarter of 2004. The lower jet volume was partially offset by higher used aircraft volume of $28 million as the used jet market began to show signs of recovery, a $6 million benefit from lower used aircraft overtrade allowances and higher pricing of $5 million.

Cessna Segment Profit
Segment profit decreased $37 million in the first quarter of 2004, largely due to reduced margin of $58 million from lower volume, $13 million from inflation and $5 million from an unfavorable sales mix. These decreases were partially offset by improved cost performance of $19 million, a $3 million benefit due to the expiration of residual value guarantees in 2004 for which reserves had been previously established, compared to a $6 million increase in these reserves in 2003, a $6 million benefit from lower used aircraft overtrade allowances and $5 million of higher pricing. The benefit from lower used aircraft overtrade allowances was primarily due to fewer trade-ins and the stabilization of market values for used jets in 2004, in comparison to 2003 when market values were declining.

Cessna Backlog
Backlog of $4.8 billion was up $329 million from the fourth quarter of 2003. A significant portion of Cessna's backlog represents orders from fractional aircraft operators, including a major fractional jet customer and CitationShares.

Fastening Systems Revenues
The Fastening Systems segment's revenues increased $68 million in the first quarter of 2004, primarily due to higher volume of $43 million, largely due to improvements in several of its end markets, and a favorable foreign exchange impact of $32 million, reflecting a weak U.S. dollar.

Fastening Systems Segment Profit
Segment profit increased $2 million in the first quarter of 2004 due to $8 million of improved cost performance, the impact of the higher sales volume of $7 million and favorable foreign exchange of $3 million. These increases were partially offset by inflation of $13 million and lower pricing of $4 million. Inflation included $4 million of higher steel costs, net of customer surcharges.

During the first quarter of 2004, the increased global demand for steel increased prices significantly. Fastening Systems is a major supplier of steel fasteners and recently took action to impose surcharges on steel products to mitigate the impact of higher raw material cost.

21.

Industrial Revenues
The Industrial segment's revenues increased $92 million in the first quarter of 2004, primarily due to a favorable foreign exchange impact of $64 million and higher sales volume of $38 million at Kautex as a result of new product launches and growth primarily in its Asian markets.

Industrial Segment Profit
Segment profit increased $13 million in the first quarter of 2004 primarily due to $8 million of higher profit at E-Z-GO and a favorable foreign exchange impact of $5 million. The higher profit at E-Z-GO was principally due to a lower fair market value adjustment of $4 million for used golf car inventory and improved customer credit performance of $2 million. Lower profit of approximately $10 million at a North American Kautex plant, primarily due to increased costs from manufacturing inefficiencies, along with $6 million in inflation at Kautex, were fully offset by $18 million in improved cost performance at the remaining Kautex plants.

Finance Revenues
The Finance segment's revenues decreased $6 million in the first quarter of 2004. The decrease was primarily due to lower finance charges and discounts of $10 million from lower average finance receivables of $503 million as a result of continued liquidation of non-core assets. The decrease was partially offset by higher other income of $5 million primarily due to higher securitization gains of $9 million in the distribution finance and aircraft finance businesses.

Finance Segment Profit
Segment profit increased $8 million in the first quarter of 2004 primarily due to a lower provision for loan losses of $4 million and lower legal and collection expense of $3 million. These decreases reflect an improvement in portfolio performance.

Finance Portfolio Quality
The Finance segment's nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. Nonperforming assets remained relatively stable at $165 million in the first quarter of 2004, compared to $162 million at January 3, 2004, representing 2.9% and 2.8% of finance assets, respectively. The allowance for losses on receivables as a percentage of nonaccrual finance receivables was 78% at the end of the first quarter of 2004 and the end of 2003. Net charge-offs decreased $3 million primarily due to a $6 million decrease in asset-based lending mostly from a reduction in telecommunication industry losses, and a $5 million decrease at aircraft finance reflecting an improvement in general economic conditions and aircraft values, partially offset by a $9 million increase related to the sale of non-performing accounts in the resort finance and media businesses.

22.

Special Charges by Segment
Special charges were $57 million in the first quarter of 2004 and $28 million in the first quarter of 2003. In the first quarter of 2004, approximately $35 million of the contractual obligations represents the present value of one lease that, under the terms of the lease, will be paid over the remaining lease term through March 2019. Special charges are summarized below by segment:
	Restructuring Expense
(In millions)	Severance Costs	Contractual Obligations	Fixed Asset Impairments	Other Associated Costs	Total	Gain on Sale of Investment	Total Special Charges
Q1 2004
Cessna	$-	$-	$-	$-	$-	$-	$-
Fastening Systems	13	-	2	3	18	-	18
Industrial	10	36	3	2	51	-	51
Corporate	-	-	-	-	-	(12)	(12)
	$23	$36	$5	$5	$69	$(12)	$57
Q1 2003
Cessna	$4	$-	$-	$-	$4	$-	$4
Fastening Systems	4	-	-	-	4	-	4
Industrial	9	(1)	6	4	18	-	18
Corporate	2	-	-	-	2	-	2
	$19	$(1)	$6	$4	$28	$-	$28

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and for the independent borrowing group, Textron Manufacturing, are provided on pages 4 and 15, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $57 million and $35 million in the first quarter of 2004 and 2003, respectively. The increase in 2004 was primarily due to excess capital that resulted from the continued liquidation of non-core assets and increased profitability. At April 3, 2004, Textron Finance had $1.7 billion in debt, $404 million in other liabilities and $34 million of deferred income taxes that are due within the next twelve months.

Textron Manufacturing's debt (net of cash) to total capital ratio as of April 3, 2004 was 28.2%, compared with 29.5% at January 3, 2004.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. Textron Manufacturing has primary revolving credit facilities of $1.25 billion, of which $1.0 billion will expire in 2007. In the first quarter of 2004, Textron Manufacturing renegotiated its $500 million credit facility to reduce it to $250 million and extended the expiration to 2005. The $250 million facility includes a one-year term out option, effectively extending its expiration into 2006. Textron Finance also has bank lines of credit of $1.5 billion of which $500 million expires in 2004, and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2005. Neither Textron Manufacturing nor Textron Finance had used these lines of credit at April 3, 2004 or at March 29, 2003. During the first quarter of 2004, Textron Finance established an AUD 100 million facility that expires in 2005, of which AUD 69 million remained unused at April 3, 2004. At April 3, 2004, the lines of credit not reserved as support for commercial paper and letters of credit were $1.2 billion for Textron Manufacturing and $704 million for Textron Finance, compared to $1.5 billion and $966 million, respectively, at January 3, 2004.

23.

Operating Cash Flows
Cash provided by operating activities totaled $106 million and $2 million in the first quarter of 2004 and 2003, respectively. A significant portion of the increase in 2004 related to a $154 million increase in accounts payable due to production volume increase at the Cessna and Bell segments. This increase was partially offset by a decrease at Textron Finance primarily due to the timing of payments of accrued interest and other liabilities, principally an income tax payment of $60 million in the first quarter of 2004.

Investing Cash Flows
Cash provided (used) by investing activities totaled $45 million and $(340) million in the first quarter of 2004 and 2003, respectively. These cash flows largely resulted from the origination, purchase, repayment and sales, including securitizations, of finance receivables at Textron Finance. The cash provided by investing activities during the first quarter of 2004 was mostly due to higher collections on retained securitization interests of $34 million, and $22 million of higher collections on finance receivables and proceeds from sales, net of new finance receivables originations. The cash used in investing activities during the first quarter of 2003 was largely result of $349 million of higher new finance receivable originations, net of collections on finance receivables and proceeds from sales.

Capital Expenditures
Capital expenditures for Textron Manufacturing totaled $73 million and $45 million in the first quarter of 2004 and 2003, respectively. This includes expenditures purchased through capital leases of $11 million and $1 million, respectively.

Financing Cash Flows
Cash (used) provided by financing activities totaled $(315) million and $550 million in the first quarter of 2004 and 2003, respectively. This decrease of $865 million is primarily due to the $473 million increase in principal payments on long-term debt at Textron Finance and a $415 million decrease in short-term debt along with a decrease in proceeds from the issuance of long-term debt. This decrease in proceeds was largely due to cash provided by financing activities at Textron Finance during the first quarter of 2003. This cash was generated through the issuance of $200 million term-debt and a $349 million net increase in commercial paper, and was mostly used to fund finance asset growth.

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $4 billion. Under this registration statement, Textron Finance issued a $45 million term note during the first quarter of 2004. The proceeds from this issuance were used to refinance maturing debt. At April 3, 2004, Textron Finance had $3.6 billion available under this registration statement and Textron Manufacturing had $650 million available under its existing shelf registration statement.

Principal Payments on Long-Term Debt
In the first quarter of 2004 and 2003, Textron Manufacturing made principal payments of $2 million and $3 million, respectively. In the first quarter of 2004 and 2003, Textron Finance made principal payments of $582 million and $109 million, respectively. The increase in the first quarter of 2004 at Textron Finance largely reflected the use of cash proceeds generated from the sale of a portfolio in December 2003 to pay down maturing term debt.

24.

Stock Repurchases
In the first quarter of 2004 and 2003, Textron repurchased 1,287,000 and 1,096,000 shares of common stock, respectively, under its Board authorized share repurchase program for an aggregate cost of $70 million and $41 million, respectively. Proceeds from the exercise of stock options increased $48 million in 2004 as more options were exercised.

Dividends
Textron's Board of Directors approved a quarterly dividend per common share of $.325 in 2004 and in 2003. Dividend payments to shareholders totaled $45 million each in the first quarter of 2004 and 2003.

Off-Balance Sheet Arrangements
 Textron Manufacturing enters into a forward contract in Textron common stock on an annual basis. The contract is intended to hedge the earnings and cash volatility of stock-based incentive compensation indexed to Textron stock. The forward contract requires annual cash settlement between the counter parties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. A cash payment was received of approximately $26 million on January 22, 2004 upon the settlement of the contract held at year-end. As of April 3, 2004, the new contract was for approximately 2 million shares with a strike price of $57.51. The market price of the stock was $53.85 at April 3, 2004 resulting in a payable of $8 million.

Textron Finance sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet and the proceeds received are used to reduce the recorded debt levels. Despite the reduction in the recorded balance sheet position, Textron Finance generally retains a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. Textron Finance utilizes these off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $174 million in the first quarter of 2004, compared with no net proceeds in the first quarter of 2003.

Foreign Exchange Risks

Textron's financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For the first quarter of 2004, the impact of foreign exchange rate changes from the first quarter of 2003 increased revenues by approximately $96 million (4.0%) and increased segment profit by approximately $8 million (4.4%).

Recently Issued Accounting Pronouncements

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. This Act introduced a prescription drug benefit under Medicare Part D along with a federal subsidy to sponsors of retiree health care benefit plans that provide a similar benefit. On January 12, 2004, the FASB issued FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," to address the accounting and disclosure implications resulting from the Act. FSP 106-1 is effective for financial statements for fiscal years ending after December 7, 2003 and provides a one-time election to delay reporting the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued. Textron has elected to defer accounting for the Act in accordance with this one-time election until authoritative guidance on the appropriate accounting is issued.

Forward-looking Information: Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other

25.

financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers; (e) government funding and program approvals affecting products being developed or sold under government programs; (f) cost and delivery performance under various program and development contracts; (g) the adequacy of cost estimates for various customer care programs including servicing warranties; (h) the ability to control costs and successful implementation of various cost reduction programs; (i) the timing of certifications of new aircraft products; (j) the occurrence of further downturns in customer markets to which Textron products are sold or supplied or where Textron Finance offers financing; (k) changes in aircraft delivery schedules or cancellation of orders; (l) the impact of changes in tax legislation (including the expiration of "bonus depreciation" provisions scheduled to end in 2004); (m) Textron's ability to offset, through cost reductions, raw material price increases and pricing pressure brought by original equipment manufacturer customers; (n) the availability and cost of insurance; (o) pension plan income falling below current forecasts; (p) Textron Finance's ability to maintain portfolio credit quality; (q) Textron Finance's access to debt financing at competitive rates; and (r) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in Textron's exposure to market risk during the first quarter of 2004. For discussion of Textron's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in Textron's Annual Report incorporated by reference in Form 10-K for the fiscal year 2003.

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

26.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

As previously reported in Textron's Annual Report on Form 10-K for the fiscal year ended January 3, 2004, two identical lawsuits, purporting to be class actions on behalf of Textron benefit plans and participants and beneficiaries of those plans during 2000 and 2001, were filed in 2002 in the United States District Court in Rhode Island against Textron, the Textron Savings Plan and the Plan's trustee. A consolidated amended complaint alleges breach of certain fiduciary duties under ERISA, based on the amount of Plan assets invested in Textron stock during 2000 and 2001. The complaint seeks equitable relief and compensatory damages on behalf of various Textron benefit plans and the participants and beneficiaries of those plans during 2000 and 2001 to compensate for alleged losses relating to Textron stock held as an asset of those plans. Textron's Motion to Dismiss the consolidated amended complaint was granted on June 24, 2003. On May 7, 2004, the United States Court of Appeals for the First Circuit affirmed dismissal of all claims against the Plan's trustee and against the Plan itself, and also affirmed dismissal of certain other claims against Textron. However, the Court of Appeals ruled that plaintiffs should be permitted to attempt to develop their breach of fiduciary duty claims, and remanded those claims to the District Court. Textron is continuing to study the decision and intends to defend this action vigorously.
Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER REPURCHASES OF EQUITY SECURITIES*

	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 4, 2004 - February 7, 2004	282,273	$53.36	281,300	3,770,201
February 8, 2004 - March 6, 2004	703,486	$55.59	701,700	3,068,501
March 7, 2004 - April 3, 2004	304,000	$52.90	304,000	2,764,501
Total	1,289,759	$54.47	1,287,000

* Textron is authorized to repurchase up to 12 million shares of common stock under its current repurchase plan. This plan was announced on August 3, 2001 and has no expiration date.

On January 23, 2004 and March 1, 2004, Textron repurchased 973 and 1,786 shares, respectively, as payment of the exercise price of employee stock options.

On February 27, 2004, Textron issued 1,000 shares of its Common Stock to Kathleen M. Bader upon her joining Textron's Board of Directors pursuant to Textron's practice of issuing 1,000 shares of its Common Stock to each new non-employee Director. The sale or transfer of these shares is restricted, and the shares were not registered under the Securities Act of 1933 pursuant to the exemption afforded by section 4(2) of that Act for transactions by an issuer not involving any public offering.

27.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits
4.1

Indenture dated as of December 9, 1999, between Textron Financial Corporation and Sun Trust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-88509).

4.2

Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-108464).

		10.1	Amendment No. 2 to 364-day Credit Agreement among Textron Inc., the banks party thereto and JPMorgan Chase Bank as Administrative Agent.
		12.1	Computation of ratio of income to fixed charges of Textron Manufacturing
		12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
		31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
		31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
		32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
		32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
	(b)	Reports on Form 8-K
On January 29, 2004, Textron submitted a Report on Form 8-K incorporating, under Items 9 and 12, Textron's press release announcing Textron's fourth quarter and full year 2003 earnings.

28.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	May 10, 2004	s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)

29.

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
4.1

Indenture dated as of December 9, 1999, between Textron Financial Corporation and Sun Trust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-88509).

4.2

Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Textron Financial Corporation's Registration Statement on Form S-3 (No. 333-108464).

10.1	Amendment No. 2 to 364-day Credit Agreement among Textron Inc., the banks party thereto and JPMorgan Chase Bank as Administrative Agent.
12.1	Computation of ratio of income to fixed charges of Textron Manufacturing
12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350