Form 10-Q
period 2004-07-03
TEXTRON INC
filed 2004-08-10
CIK 217346

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended July 3, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Common stock outstanding at July 31, 2004 - 138,595,235 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (unaudited)
(Dollars in millions, except per share amounts)
	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Revenues
Manufacturing revenues	$2,410	$2,388	$4,630	$4,647
Finance revenues	137	142	271	282
Total revenues	2,547	2,530	4,901	4,929
Costs, expenses and other
Cost of sales	1,957	1,959	3,792	3,821
Selling and administrative	342	323	665	650
Interest, net	59	68	123	136
Provision for losses on finance receivables	14	26	34	50
Special charges	28	24	85	52
Gain on sale of businesses, net	(7)	-	(7)	(15)
Total costs, expenses and other	2,393	2,400	4,692	4,694
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	154	130	209	235
Income taxes	(54)	(38)	(72)	(71)
Distribution on preferred securities of subsidiary trusts, net of income taxes	-	(7)	-	(13)
Income from continuing operations	100	85	137	151
Loss from discontinued operations, net of income taxes	-	(22)	-	(22)
Net income	$100	$63	$137	$129
Per common share:
Basic:
Income from continuing operations	$.72	$.63	$.99	$1.12
Loss from discontinued operations	-	(.16)	-	(.17)
Net income	$.72	$.47	$.99	$.95
Diluted:
Income from continuing operations	$.71	$.62	$.97	$1.11
Loss from discontinued operations	-	(.16)	-	(.17)
Net income	$.71	$.46	$.97	$.94
Average shares outstanding (in thousands):
Basic	137,749	135,380	137,618	135,672
Diluted	140,287	136,257	140,316	136,659
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.04	$1.04
$1.40 Preferred stock, Series B	$.35	$.35	$.70	$.70
Common stock	$.325	$.325	$.65	$.65

See notes to the consolidated financial statements.

3.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	July 3, 2004	January 3, 2004
Assets
Textron Manufacturing
Cash and cash equivalents	$786	$486
Commercial and U.S. Government receivables (less allowance for doubtful accounts of $67 and $66)	1,247	1,135
Inventories	1,648	1,439
Other current assets	443	532
Total current assets	4,124	3,592
Property, plant, and equipment, less accumulated depreciation of $2,549 and $2,448	1,875	1,925
Goodwill	1,413	1,420
Other intangible assets, net	37	40
Other assets	1,769	1,780
Total Textron Manufacturing assets	9,218	8,757
Textron Finance
Cash	87	357
Finance receivables, net	5,250	5,016
Goodwill	169	169
Other assets	712	791
Total Textron Finance assets	6,218	6,333
Total assets	$15,436	$15,090
Liabilities and Shareholders' Equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$688	$316
Accounts payable	926	702
Accrued liabilities	1,364	1,238
Total current liabilities	2,978	2,256
Accrued postretirement benefits other than pensions	579	590
Other liabilities	1,554	1,519
Long-term debt	1,335	1,711
Total Textron Manufacturing liabilities	6,446	6,076
Textron Finance
Other liabilities	503	501
Deferred income taxes	406	390
Debt	4,330	4,407
Junior subordinated debentures	-	26
Total Textron Finance liabilities	5,239	5,324
Total liabilities	11,685	11,400
Shareholders' equity
Capital stock:
Preferred stock	10	10
Common stock	25	25
Capital surplus	1,256	1,148
Retained earnings	5,656	5,606
Accumulated other comprehensive loss	(99)	(64)
	6,848	6,725
Less cost of treasury shares	3,097	3,035
Total shareholders' equity	3,751	3,690
Total liabilities and shareholders' equity	$15,436	$15,090
Common shares outstanding (in thousands)	138,344	137,238

See notes to the consolidated financial statements.

4.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Consolidated Statements of Cash Flows (unaudited)
(In millions)
	Six Months Ended
	July 3, 2004	June 28, 2003
Cash flows from operating activities:
Income from continuing operations	$137	$151
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	164	166
Amortization	7	9
Provision for losses on finance receivables	34	50
Gain on sale of businesses	(7)	(15)
Special charges	85	52
Deferred income taxes	19	18
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(120)	(117)
Inventories	(183)	7
Other assets	38	100
Accounts payable	227	(119)
Accrued liabilities	(12)	(70)
Other operating activities, net	10	9
Net cash provided by operating activities of continuing operations	399	241
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(5,130)	(4,200)
Repaid	4,707	3,783
Proceeds from receivables sales and securitization sales	248	450
Capital expenditures	(130)	(123)
Cash acquired, net of cash used for acquisitions	6	-
Net proceeds from sale of businesses	19	16
Proceeds from sale of property, plant and equipment	27	78
Proceeds from sale of investments	38	1
Other investing activities, net	69	35
Net cash (used) provided by investing activities of continuing operations	(146)	40
Cash flows from financing activities:
Increase (decrease) in short-term debt	62	(303)
Proceeds from issuance of long-term debt	445	814
Principal payments and retirements on long-term debt and mandatorily redeemable preferred securities	(668)	(510)
Proceeds from stock option exercises	92	3
Purchases of Textron common stock	(71)	(65)
Dividends paid	(90)	(89)
Net cash used by financing activities of continuing operations	(230)	(150)
Effect of exchange rate changes on cash and cash equivalents	(3)	16
Net cash provided by continuing operations	20	147
Net cash provided (used) by discontinued operations	10	(83)
Net increase in cash and cash equivalents	30	64
Cash and cash equivalents at beginning of period	843	307
Cash and cash equivalents at end of period	$873	$371
Supplemental schedule of non-cash investing activities:
Capital expenditures financed through capital leases	$21	$4

See notes to the consolidated financial statements.

5.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation and Summary of Certain Significant Accounting Policies

The consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended January 3, 2004. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at July 3, 2004, and its consolidated results of operations and cash flows for each of the respective three- and six-month periods ended July 3, 2004 and June 28, 2003. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

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

Textron accounts for its interest in unconsolidated joint ventures under the equity method of accounting. At July 3, 2004 and January 3, 2004, other assets includes $21 million and $34 million, respectively, attributable to investments in unconsolidated joint ventures. Since Textron's equity in the losses of these joint ventures is not material, this amount is reported in cost of sales rather than as a separate line item. Textron's loss from unconsolidated joint ventures totaled $3 million and $6 million for the three and six months ended July 3, 2004, and $1 million and $4 million for the three and six months ended June 28, 2003, respectively.

Bell Helicopter has a joint venture with The Boeing Company ("Boeing") to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (the "V-22 Contracts"). Textron does not account for the joint venture under the equity method of accounting as the joint venture agreement creates contractual, rather than ownership, rights. Textron accounts for all of Bell Helicopter's rights and obligations under the specific requirements of the V-22 Contracts allocated to Bell Helicopter under the joint venture agreement. Revenues and cost of sales reflect Bell Helicopter's performance under the V-22 Contracts. All assets used in performance of the V-22 Contracts owned by Bell Helicopter, including inventory and unpaid receivables, and all liabilities arising from Bell Helicopter's obligations under the V-22 Contracts, are included in the balance sheet.

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

6.

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

The V-22 Contracts include the development contract and various production release contracts (i.e., lots) that may run concurrently with multiple earlier lots still being produced as new lots are started. The development contract and the first three production lots are under cost-reimbursement-type contracts, while subsequent lots are under fixed-price incentive contracts. The first three lots under fixed-price incentive contracts have been accounted for under the cost-to-cost method, primarily as a result of the significant engineering effort required over a lengthy period of time during the initial development phase in relation to total contract volume. The production releases on the first six production lots include separately contracted modifications to meet the additional requirements of the U.S. Government's Blue Ribbon Panel. In 2003, the development effort was considered substantially complete for the new production releases beginning in 2003 and management believed a consistent production specification had been met as these units incorporate many of these modifications on the production line. Accordingly, revenue on the new production releases that began in 2003 is recognized under the units-of-delivery method.

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

7.

Note 2: Acquisitions and Dispositions

Textron has a joint venture ("CitationShares") with TAG Aviation USA ("TAG") to sell fractional share interests in business jets. On June 30, 2004, Textron acquired an additional 25% interest in CitationShares from TAG for cash and the assumption of debt guarantees previously provided by TAG. Additional cash consideration may also be payable to TAG based on CitationShares' future operating results. TAG has the right to sell its remaining 25% interest to Textron in the years 2009 through 2011, and Textron has the right to purchase the remaining interest in 2010 or 2011, for an amount based on a multiple of earnings.

As a result of this transaction, Textron owns 75% of CitationShares and has consolidated its financial results prospectively as of June 30, 2004. Assets acquired of $47 million included $22 million of inventory, primarily Citation jets, and liabilities acquired of $59 million included $47 million of third-party debt that was immediately repaid. Additionally, CitationShares has approximately $31 million of operating lease obligations which Textron has fully guaranteed.

On May 20, 2004, Textron sold its Energy Manufacturing and Williams Machine and Tool business ("E&W"). There was no gain or loss on the sale, as the proceeds received approximated the book value, including goodwill.

On June 3, 2004, Textron sold its interest in two Brazilian-based joint ventures in the Industrial segment to its joint venture partner, and realized a gain of $7 million (approximately $1 million after-tax).

Note 3: Inventories
(In millions)	July 3, 2004	January 3, 2004
Finished goods	$705	$688
Work in process	1,070	681
Raw materials	218	209
	1,993	1,578
Less progress payments and customer deposits	345	139
	$1,648	$1,439

8.

Note 4: Goodwill and Other Intangible Assets

A summary of changes in goodwill is as follows:
(In millions)	Balance January 3, 2004	Acquisitions/ Dispositions	Foreign Currency Translation	Other	Balance July 3, 2004
Bell	$ 101	$ -	$ -	$ -	$ 101
Cessna	306	16	-	-	322
Fastening Systems	420	-	1	(1)	420
Industrial	593	(20)	(3)	-	570
Finance	169	-	-	-	169
Total	$1,589	$ (4)	$ (2)	$(1)	$1,582

All of Textron's acquired intangible assets are subject to amortization and are comprised of the following as of July 3, 2004:
(Dollars in millions)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	20	$28	$4	$24
Patents	8	12	7	5
Other	5	15	7	8
		$55	$18	$37

Amortization expense for the three and six months ended July 3, 2004 totaled $1 million and $3 million, respectively, and is expected to be approximately $3 million for the remainder of 2004. Amortization expense for the three and six months ended June 28, 2003 totaled $2 million and $4 million, respectively.

Note 5: Junior Subordinated Debentures

On June 30, 2004 Textron Financial Corporation redeemed all of its $26 million Litchfield 10% Series A Junior Subordinated Debentures, due 2029. The debentures were held by a trust sponsored and wholly-owned by Litchfield Financial Corporation, a subsidiary of Textron Financial Corporation. The proceeds from the redemption were used to redeem all of the $26 million Litchfield Capital Trust I 10% Series A Trust Preferred Securities at par value of $10 per share. There was no gain or loss on the redemption.

9.

Note 6: Accumulated Other Comprehensive Loss and Comprehensive Income

The components of accumulated other comprehensive loss, net of related taxes, are as follows:
	Six Months Ended
(In millions)	July 3, 2004	June 28, 2003
Beginning of period	$(64)	$(225)
Currency translation adjustment	(20)	100
Net deferred (loss) gain on hedge contracts	(6)	27
Net deferred (loss) gain on interest-only securities	(6)	13
Net unrealized losses on securities	(3)	(5)
Other comprehensive (loss) income	(35)	135
End of period	$(99)	$ (90)

Comprehensive income is summarized below:
	Three Months Ended		Six Months Ended
(In millions)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income	$100	$63	$137	$129
Other comprehensive (loss) income	(19)	121	(35)	135
Comprehensive income	$81	$184	$102	$264

Note 7: Earnings per Share

The dilutive effect of convertible preferred shares and stock options was approximately 2,538,000 and 877,000 shares for the three months ended July 3, 2004 and June 28, 2003, respectively, and approximately 2,698,000 and 987,000 shares for the six months ended July 3, 2004 and June 28, 2003, respectively. Income available to common shareholders used to calculate both basic and diluted earnings per share approximated net income for both periods.

10.

Note 8: Stock-Based Compensation

The following table illustrates the effect on net income and earnings per share if Textron had applied the fair-value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation" to stock-based employee compensation.
	Three Months Ended		Six Months Ended
(Dollars in millions, except per share data)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income, as reported	$100	$63	$137	$129
Add back: Stock-based employee compensation expense included in reported net income*	6	3	9	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*	(7)	(5)	(14)	(13)
Pro forma net income	$99	$61	$132	$123
Income per share:
Basic - as reported	$.72	$.47	$.99	$.95
Basic - pro forma	$.72	$.45	$.96	$.91
Diluted - as reported	$.71	$.46	$.97	$.94
Diluted - pro forma	$.70	$.45	$.94	$.90

* Net of related cash settlement forward income or expense and related tax effects.

Textron manages the expense related to stock-based compensation awards using cash settlement forward contracts on its common stock. The use of these forward contracts modifies compensation expense exposure to changes in the stock price with the intent to reduce potential variability. The fair value of these instruments at July 3, 2004 and January 3, 2004 was a receivable of $1 million and $25 million, respectively. Gains and losses on these instruments are recorded as an adjustment to compensation expense when the award is charged to expense. Cash received or paid on the contract settlement is included in cash flows from operating activities, consistent with the classification of the cash flows on the underlying hedged compensation expense.

Note 9: Pension Benefits and Postretirement Benefits Other Than Pensions

The components of net periodic benefit cost for the three months ended July 3, 2004 and June 28, 2003 are as follows:
(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2004	2003	2004	2003
Service cost	$ 29	$ 28	$ 2	$ 1
Interest cost	72	70	10	11
Expected return on plan assets	(107)	(108)	-	-
Amortization of unrecognized transition asset	-	(2)	-	-
Amortization of prior service cost	4	4	(2)	-
Amortization of net gain	2	-	3	1
Net periodic benefit costs	$ -	$ (8)	$ 13	$13

11.

The components of net periodic benefit cost for the six months ended July 3, 2004 and June 28, 2003 are as follows:
(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2004	2003	2004	2003
Service cost	$ 58	$ 55	$ 4	$ 2
Interest cost	144	139	20	22
Expected return on plan assets	(214)	(216)	-	-
Amortization of unrecognized transition asset	-	(3)	-	-
Amortization of prior service cost	8	8	(4)	-
Amortization of net gain	4	-	6	2
Net periodic benefit costs	$ -	$ (17)	$ 26	$ 26

As discussed in Note 14, in May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003" (the "Act") for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The FSP is effective for the third quarter of 2004. The net periodic benefit cost for postretirement benefits other than pensions for the three and six month periods ended July 3, 2004 and June 28, 2003 do not include the effect of any future subsidy under the Act.

12.

Note 10: Special Charges

Textron recorded $28 million and $85 million in special charges for the three and six months ended July 3, 2004, respectively. Special charges for the three and six months ended June 28, 2003 were $24 million and $52 million, respectively. These charges are summarized below for the applicable segments:
	Restructuring Expenses
(In millions)	Severance Costs	Contractual Obligations	Fixed Asset Impairments	Other Associated Costs	Total	Gain on Sale of Investment	Total Special Charges
Three Months Ended July 3, 2004
Cessna	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Fastening Systems	11	-	-	5	16	-	16
Industrial	1	-	10	1	12	-	12
Corporate	-	-	-	-	-	-	-
	$12	$ -	$10	$ 6	$28	$ -	$28
Three Months Ended June 28, 2003
Cessna	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Fastening Systems	11	-	-	1	12	-	12
Industrial	3	-	3	5	11	-	11
Corporate	1	-	-	-	1	-	1
	$15	$ -	$ 3	$ 6	$24	$ -	$24
Six Months Ended July 3, 2004
Cessna	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Fastening Systems	24	-	2	8	34	-	34
Industrial	11	36	13	3	63	-	63
Corporate	-	-	-	-	-	(12)	(12)
	$35	$36	$15	$11	$97	$(12)	$85
Six Months Ended June 28, 2003
Cessna	$ 4	$ -	$ -	$ -	$ 4	$ -	$ 4
Fastening Systems	15	-	-	1	16	-	16
Industrial	12	(1)	9	9	29	-	29
Corporate	3	-	-	-	3	-	3
	$34	$(1)	$ 9	$10	$52	$ -	$52

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001, and in October 2002, Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron's restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses, and streamlining of sales and administrative overhead. Under this restructuring program, Textron has reduced its workforce by approximately 10,000 employees and has closed 105 facilities, including 45 manufacturing plants, primarily in the Industrial and Fastening Systems segments. Textron expects a total reduction of about 10,000 employees, excluding approximately 700 Trim employees and 1,000 OmniQuip employees, representing approximately 18% of its global workforce since the restructuring was first announced.

As of July 3, 2004, $486 million of cost has been incurred relating to continuing operations (including $11 million related to Trim), with $217 million in the Industrial segment, $181 million in the Fastening Systems segment, $38 million in the Cessna segment, $30 million in the Bell segment, $9 million in the Finance segment and $11

13.

million at Corporate. Costs incurred through July 3, 2004 include $244 million in severance costs, $111 million in asset impairment charges, $46 million in contract termination costs and $87 million in other associated costs, net of gains on sales of assets of $2 million.

Textron estimates that approximately $50 million in additional program costs will be incurred primarily in the Fastening Systems and Industrial segments. In total, Textron estimates that the entire program for continuing operations will be approximately $536 million (including $11 million related to Trim) and will be substantially complete by the end of 2004. This estimate includes amounts for projects that have not been formally approved and initiated as of July 3, 2004. For projects that have been formally approved and initiated as of July 3, 2004, Textron expects to incur approximately $16 million in additional severance costs, $12 million in other associated costs and $5 million in contract termination costs.

An analysis of the restructuring program and related reserve accounts is summarized below:
(In millions)	Severance Costs	Contractual Obligations	Fixed Asset Impairments	Other Associated Costs	Total
Balance at January 3, 2004	$ 32	$3	$ -	$ -	$ 35
Additions	36	36	15	11	98
Reserves deemed unnecessary	(1)	-	-	-	(1)
Non-cash utilization	-	-	(15)	-	(15)
Cash Paid	(36)	(2)	-	(11)	(49)
Balance at July 3, 2004	$31	$37	$ -	$ -	$ 68

The specific restructuring measures and associated estimated costs are based on Textron's best judgment under prevailing circumstances. Textron believes that the restructuring reserve balance of $68 million is adequate to cover the costs presently accruable for accounting purposes relating to activities formally identified and committed to under approved plans as of July 3, 2004 and anticipates that all actions related to these liabilities will be completed within a twelve-month period. Approximately $35 million of this reserve represents the present value of contractual obligations related to one lease that, under the terms of the lease, will be paid over the remaining lease term through March 2019.

During the first quarter of 2004, Textron sold its remaining investment in Collins & Aikman common stock for cash proceeds of $34 million, resulting in a pre-tax gain of $12 million that is included in special charges.

Note 11: Transactions between Finance and Manufacturing Groups

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

14.

The activity in the reserves recorded by Textron Manufacturing for finance receivables held by Textron Finance with recourse is as follows:
	Six Months Ended
(In millions)	July 3, 2004	June 28, 2003
Balance at the beginning of the year	$ 64	$ 59
Provision for losses	9	6
Reclassifications to allowance for doubtful accounts	(12)	(3)
Charge-offs	(5)	(19)
Balance at the end of the second quarter	$ 56	$ 43

Note 12: Commitments and Contingencies

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

During 2002, the Lycoming aircraft engine business, in conjunction with the Federal Aviation Administration, recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a third-party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program is substantially complete. It is possible, however, that additional engines outside of the current recall could potentially be affected. Accordingly, Textron has continued to monitor the performance of the crankshafts previously supplied by the third party to ensure that the reserve adequately covers all engines with potentially faulty crankshafts. Textron has reserves of $11 million for costs directly related to potential crankshaft issues that may not specifically be a part of the recall program. Lycoming's program for the inspection and replacement of potentially defective zinc-plated bolts manufactured by a third-party supplier for use in certain aircraft engines has been completed and there are no remaining reserves for this recall as of July 3, 2004.

On a periodic basis, Bell Helicopter's overhead cost rates are audited by the Defense Contract Audit Agency (DCAA). In 1998, Bell received a payment of $100 million from its joint venture partner, the Agusta Division of Finmeccanica S.p.A., now AgustaWestland NV (Agusta), as consideration for Agusta's access to Bell's worldwide marketing and distribution network for the Agusta 139 model and for the opportunity to participate with Bell in the BA609 project. Bell notified the government of the payment and the basis on which it was made in a timely manner. In November 2001, a DCAA audit report recommended that the payment from Agusta should be credited against Bell's overhead costs, retroactive to 1998. At the request of the cognizant contracting officer at the Defense Contract Management Agency (DCMA), Bell responded to the audit report. The DCMA contracting officer took the issue under advisement. On April 17, 2003, the DCMA sent Bell an "initial finding" letter requesting Bell to respond to the finding. Bell responded to this letter in August 2003. The initial finding indicates the contracting officer's preliminary agreement with the audit report and begins a contractual process that could potentially lead to a government claim against the Company if the contracting officer makes a final decision in agreement with the audit report. Management believes that it has no obligation to credit any portion of the $100 million payment to Bell's overhead pools, however; Textron accrued $8 million in the first quarter of 2004 related to the net financial statement impact of a proposed settlement with the U.S. Government.

15.

Discussions between Bell and the U.S. Government related to a potential settlement have continued, and management has accrued for its best estimate of the net financial statement impact of a potential settlement. Should Textron be unable to reach an acceptable settlement, management will continue to contest the initial finding, as well as any claim that may be asserted by the U.S. Government.

Note 13: Variable Interest Entities

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

Textron entered into an agreement with Agusta Aerospace Corporation ("Agusta") in November 1998 to share certain costs and profits for the joint design, development, manufacture, marketing, sale, customer training and product support of Bell Agusta Aerospace's BA609, the commercial tiltrotor, and the AB139. These programs have been in the development stage, and only certain marketing and administrative costs are charged to the venture. Bell's share of the development costs are charged to Textron's earnings as a period expense. This venture is a variable interest entity as it relies on its partners to fund the development and provide services for substantially all of the venture's operations. Since Bell does not absorb more than half of this venture's expected losses or residual returns, it is not the primary beneficiary and cannot consolidate this venture. Bell is not obligated to continue funding this venture other than to execute existing contracts. As of July 3, 2004, this venture had total assets of $6 million and no debt.

Bell Helicopter and Boeing entered into a joint venture agreement in December 1995 to perform the V-22 EMD contract and subsequent new production contracts for the performance of engineering studies, preliminary design, full-scale development and engineering and manufacturing development for the V-22 aircraft. The contractual arrangement created under the joint venture agreement defines the collaboration between the two companies to perform the work under the contracts. The joint venture has no employees and owns no property as all venture functions are performed by either Bell Helicopter or Boeing. The work under the V-22 Contracts is allocated evenly between Bell Helicopter and Boeing.

Profits on cost-plus contracts are allocated equally between Bell Helicopter and Boeing. Profits on fixed price contracts are also shared equally with profits determined based on the estimated profit at the inception of the contract. Bell Helicopter and Boeing are each responsible for their own cost overruns, and are entitled to retain any cost underruns, on fixed-price contracts. Under the joint venture agreement, Bell Helicopter and Boeing are each responsible for 50% of any obligations arising from the performance of the V-22 Contracts.

16.

The agreement has been assessed under Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), and since Bell Helicopter does not absorb more than half of this venture's expected losses or residual returns, it is not the primary beneficiary and cannot consolidate this venture. As the joint venture establishes contractual rights rather than a legal entity, no capital contributions have been required and Bell Helicopter is not obligated to any future funding or requirements other than execution of existing contracts.

Note 14: Recently Issued Accounting Pronouncements

In May 2004, the FASB issued FSP 106-2, which provides guidance on the accounting effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), and as requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the "subsidy"). FSP 106-2 is effective for interim periods beginning after June 15, 2004, and provides a deferral election until such time when the effect of the subsidy on net periodic benefit cost can be fully evaluated. Textron has elected to defer accounting for the Act until the third quarter of 2004 when we anticipate that final guidelines on the eligibility rules for the subsidy will be available. Accordingly, net periodic benefit cost for the periods reported does not reflect any amount associated with the subsidy under the Act. Textron has initiated the process of determining the effect of the Act and the related subsidy on the net periodic benefit cost, and believes that the subsidy will not have a material impact on Textron's financial position or results of operations.

Note 15: Textron Manufacturing Statements of Cash Flows

The Statements of Cash Flows for Textron Manufacturing, which include distributions received from Textron Finance but exclude the net income of Textron Finance, are provided on page 17. Textron's Consolidated Statements of Cash Flows are provided on page 4.

17.

Note 15: Textron Manufacturing Statements of Cash Flows (Continued)
	Six Months Ended
(Unaudited) (In millions)	July 3, 2004	June 28, 2003
Cash flows from operating activities:
Income from continuing operations	$137	$151
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance less than distributions to Textron Manufacturing	22	2
Depreciation	146	150
Amortization	1	4
Gain on sale of businesses	(7)	(15)
Special charges	85	52
Deferred income taxes	(3)	(4)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(120)	(117)
Inventories	(183)	7
Other assets	36	104
Accounts payable	231	(135)
Accrued liabilities	85	(60)
Other operating activities, net	15	16
Net cash provided by operating activities of continuing operations	445	155
Cash flows from investing activities:
Capital expenditures	(125)	(114)
Cash acquired, net of cash used for acquisitions	6	-
Net proceeds from sale of businesses	19	16
Proceeds from sale of property, plant and equipment	27	29
Proceeds from the sale of investments	38	1
Net cash used by investing activities of continuing operations	(35)	(68)
Cash flows from financing activities:
Increase in short-term debt	4	2
Principal payments and retirements on long-term debt	(52)	(5)
Proceeds from stock option plans	92	3
Purchases of Textron common stock	(71)	(65)
Dividends paid	(90)	(89)
Net cash used by financing activities of continuing operations	(117)	(154)
Effect of exchange rate changes on cash and cash equivalents	(3)	16
Net cash provided (used) by continuing operations	290	(51)
Net cash provided by discontinued operations	10	90
Net increase in cash and cash equivalents	300	39
Cash and cash equivalents at beginning of period	486	286
Cash and cash equivalents at end of period	$786	$325
Supplemental schedule of non-cash investing activities:
Capital expenditures financed through capital leases	$21	$4

18.

Note 16: Segment Information

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

A summary of continuing operations by segment for the three- and six-month periods ended July 3, 2004 and June 28, 2003 is as follows:
	Three Months Ended		Six Months Ended
(In millions)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
REVENUES
MANUFACTURING:
Bell	$587	$616	$1,094	$1,152
Cessna	500	575	918	1,163
Fastening Systems	494	447	991	876
Industrial	829	750	1,627	1,456
	2,410	2,388	4,630	4,647
FINANCE	137	142	271	282
Total revenues	$2,547	$2,530	$4,901	$4,929
SEGMENT OPERATING PROFIT
MANUFACTURING:
Bell	$71	$56	$123	$96
Cessna	44	66	66	125
Fastening Systems	24	21	44	39
Industrial	61	40	108	74
	200	183	341	334
FINANCE	36	23	67	46
Segment profit	236	206	408	380
Special charges	(28)	(24)	(85)	(52)
Segment operating income	208	182	323	328
Gain on sale of businesses, net	7	-	7	15
Corporate expenses and other, net	(36)	(30)	(71)	(62)
Interest expense, net	(25)	(22)	(50)	(46)
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	$154	$130	$209	$235

19.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the second quarter, the economy continued to improve as most of Textron's end markets showed good growth or signs of solid recovery with volume increases in the Fastening Systems and Industrial segments. At Cessna and Bell, year-to-date orders for Citation business jets and commercial helicopters, respectively, are at least double what they were at this time last year.

Segment profit for the second quarter of 2004 increased due to cost improvements from enterprise management initiatives, higher pricing and improved credit quality, which more than offset other factors affecting operating results, including increased costs for steel and steel components, lower pension income and higher healthcare costs.

Consolidated Results of Continuing Operations

Revenues

Revenues were $2.55 billion in the second quarter of 2004, compared with $2.53 billion in 2003. The increase was largely driven by higher volume of $68 million and favorable foreign exchange of $57 million in the Fastening Systems and Industrial segments, partially offset by lower revenue of $54 million from the V-22 program at Bell and lower Citation business jet volume of $35 million at Cessna.

Revenues were $4.90 billion in the first half of 2004, compared with $4.93 billion in 2003. The decrease was largely driven by lower Citation business jet volume of $243 million at Cessna, principally due to production schedule changes in 2003 to reflect lower demand due to soft market conditions at that time, and lower revenue of $51 million from the V-22 program at Bell. These decreases were partially offset by favorable foreign exchange of $153 million and increased volume of $137 million in the Fastening Systems and Industrial segments.

Segment Profit

Segment profit was $236 million in the second quarter of 2004, compared with $206 million in 2003. The increase of $30 million was largely due to higher profit of $21 million in the Industrial segment, primarily as a result of improved cost performance of $33 million, $15 million in the Bell segment, mainly in its commercial helicopter business, and $13 million in the Finance segment, principally due to a lower loan loss provision. These increases were partially offset by lower profit of $22 million at Cessna largely due to lower business jet volume.

Segment profit was $408 million for the first half of 2004, compared with $380 million in 2003. The increase of $28 million was due to higher profit of $34 million in the Industrial segment, primarily as a result of improved cost performance of $55 million and a lower fair market value adjustment of $9 million for used golf car inventory, partially offset by unfavorable performance of $17 million at a North American Kautex plant. Segment profit also increased $27 million in the Bell segment, primarily in its commercial helicopter business, and $21 million in the Finance segment largely due to a lower loan loss provision. These increases were partially offset by lower profit of $59 million at Cessna largely due to lower business jet volume.

20.

Special Charges

Textron recorded special charges related to restructuring of $28 million and $24 million in the second quarter of 2004 and 2003, respectively. Special charges totaled $85 million and $52 million for the six months ended July 3, 2004 and June 28, 2003, respectively. The $85 million of special charges for the six months ended July 3, 2004 includes $97 million of restructuring costs and a $12 million pre-tax gain on the sale of Collins & Aikman (C&A) common stock for $34 million in cash. Special charges of $52 million for the six months ended June 28, 2003 were for restructuring.

Restructuring Program
To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001, and in October 2002, Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron's restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses, and streamlining of sales and administrative overhead. Under this restructuring program, Textron has reduced its workforce by approximately 10,000 employees and has closed 105 facilities, including 45 manufacturing plants, primarily in the Industrial and Fastening Systems segments. Textron expects a total reduction of about 10,000 employees, excluding approximately 700 Trim employees and 1,000 OmniQuip employees, representing approximately 18% of its global workforce since the restructuring was first announced.

As of July 3, 2004, $486 million of cost has been incurred relating to continuing operations (including $11 million related to Trim), consisting of $244 million in severance costs, $111 million in asset impairment charges, $46 million in contract termination costs and $87 million in other associated costs, net of gains on sales of assets of $2 million. Textron estimates that approximately $50 million in additional program costs will be incurred primarily in the Fastening Systems and Industrial segments. In total, Textron estimates that the entire program for continuing operations will be approximately $536 million (including $11 million related to Trim) and will be substantially complete by the end of 2004.

Income from Continuing Operations

Income from continuing operations was $100 million in the second quarter of 2004 compared with $85 million in 2003. The increase was primarily due to higher segment profit and a $7 million pre-tax gain on the sale of Textron's interest in two Brazilian-based joint ventures in the Industrial segment to its joint venture partner.

Income from continuing operations was $137 million in the first half of 2004, compared with $151 million in 2003, primarily due to the increase in restructuring charges. Textron also recorded a $12 million pre-tax gain on the sale of its remaining shares of C&A common stock in the first quarter of 2004 and a $7 million pre-tax gain on the sale of its interest in two Brazilian-based joint ventures in the Industrial segment in the second quarter of 2004 compared with a pre-tax gain of $15 million on the sale of its remaining interest in an Italian automotive joint venture to C&A in the first quarter of 2003.

21.

The following items are considered by management to affect the comparability of operating results to normal ongoing operations:
	Three Months Ended		Six Months Ended
(In millions)	July 3, 2004	June 28, 2003	July 3, 2004	June 28 2003
Restructuring	$28	$24	$97	$52
Gain on sale of investment	-	-	(12)	-
Gain on sale of businesses	(7)	-	(7)	(15)
	21	24	78	37
Income tax expense (benefit) on above items	1	(8)	(14)	(13)
	$22	$16	$64	$24

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:
	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	2.1	2.7	2.1	2.7
ESOP dividends	(1.7)	(2.0)	(1.7)	(2.0)
Foreign tax rate differential	(1.2)	(1.8)	(1.2)	(1.8)
Export sales benefit	(1.0)	(1.3)	(1.0)	(1.3)
Other, net	1.9	(3.4)	1.2	(2.4)
Effective income tax rate	35.1%	29.2%	34.4%	30.2%

Other, net includes the impact of Textron's sale of its interest in two Brazilian-based joint ventures in the Industrial segment during the second quarter of 2004 and the sale of its interest in an Italian automotive joint venture in the first quarter of 2003.

The full year 2004 effective tax rate is now expected to be approximately 33%.

Discontinued Operations

Discontinued operations in the second quarter and first half of 2003 resulted in a net loss of $22 million, primarily due to a pre-tax asset impairment charge of $30 million at OmniQuip.

Outlook

We experienced improvements in manufacturing volume in certain non-aircraft businesses and stronger commercial aircraft orders in the first half of 2004, reflecting good growth or signs of solid recovery in most of our end markets. At Cessna, the estimated sale of jets in 2004 has been increased to about 180 jets from the previous estimate of between 170 to 175 jets. Total 2004 revenues for Textron are now expected to increase more than 4% compared to 2003. Continued improvement is expected in overall segment profit and margins as a result of the impact from the higher volumes and the benefits of restructuring and other cost reduction initiatives.

On June 30, 2004, Textron acquired an additional 25% interest in CitationShares, its joint venture with TAG Aviation USA ("TAG"), for cash and the assumption of debt guarantees previously provided by TAG. As a result of this

22.

transaction, Textron owns 75% of CitationShares and has consolidated its financial results prospectively as of  June 30, 2004. CitationShares sells fractional share interests in business jets in addition to offering a non-equity jet card service. Due to the consolidation, Citation jet orders received from CitationShares, which amount to approximately $416 million at July 3, 2004, have been removed from Textron's backlog. The expected financial statement impact of this consolidation on full-year 2004 revenue is anticipated to be an increase of approximately $75 million, while the impact on segment profit is not anticipated to be material.

Segment Analysis

Bell Revenues

The Bell segment's revenues decreased $29 million in the second quarter of 2004 compared to 2003 due to lower revenue of $31 million in the U.S. Government business partially offset by higher sales volume of $2 million in the commercial business. U.S. Government revenues decreased due to lower revenue of $54 million on the V-22 program, partially offset by higher revenue of $14 million on the H-1 upgrade program and higher sales of $12 million for air-launched weapons. The lower V-22 revenue was primarily due to the decreasing development effort of $38 million and $20 million of lower effort on production lots three through six as these contracts near completion. Revenue for the development contracts and production lots through lot six is recognized as costs are incurred. For production lots that began in 2003 and all subsequent production lots, the policy is to recognize revenue on an as-delivered basis. This transition has resulted in lower overall V-22 production revenue as no units from these lots were delivered in the period. Commercial revenues increased modestly as higher foreign military sales of $44 million were largely offset by lower sales of $42 million of other commercial helicopters, primarily due to the allocation of seven model 412s to meet the foreign military deliveries. Additionally, $7 million of lower Huey II kit sales were offset by higher volume in the aircraft engine business.

The Bell segment's revenues decreased $58 million in the first half of 2004 compared to 2003 due to lower revenue of $30 million in the U.S. Government business and lower commercial sales of $28 million. U.S. Government sales decreased primarily due to lower revenue of $51 million on the V-22 program and an $8 million reduction in revenue recorded in the first quarter of 2004 as a result of a proposed settlement between Bell and the U.S. Government to resolve a potential claim. (See Note 12 to the financial statement for details regarding the proposed settlement.) These decreases were partially offset by $18 million of higher military spares volume to support the war in Iraq and higher H-1 revenue of $6 million. Commercial revenues decreased primarily due to lower helicopter sales to commercial customers of $60 million and lower Huey II kit sales of $6 million, partially offset by higher foreign military sales of $22 million and higher revenue of $13 million in the aircraft engine business.

Bell Segment Profit

Segment profit in the second quarter of 2004 was $15 million greater than in 2003 due to higher profit of $11 million in the commercial business and higher profit of $4 million in the U.S. Government business. Higher profit in the commercial business was primarily due to the $15 million impact of the higher foreign military sales volume and the favorable resolution of a $6 million warranty issue, partially offset by the $9 million impact of lower sales volume of other commercial helicopters. U.S. Government profit increased primarily due to the $3 million impact of higher volume and a favorable mix on air-launched weapons.

Segment profit in the first half of 2004 was $27 million greater than in 2003 primarily due to higher profit of $22 million in the commercial business and $5 million in the U.S. Government business. Commercial profit increased primarily due to the $16 million impact of the higher foreign military sales, the favorable resolution of a $6 million warranty issue and the $5 million favorable impact of a nonrecurring 2003 charge related to a recall, inspection and customer care program at the aircraft engine business. Profit in the U.S. Government business increased $7 million primarily due to the $7 million impact of higher volume and a favorable mix on air-launched weapons and $4 million of higher spares profit, partially offset by $8 million accrued in the first quarter for a proposed settlement between Bell and the U.S. Government to resolve a potential claim.

23.

Bell Backlog

Backlog at Bell Helicopter of $2.5 billion was up $1.1 billion from the first quarter of 2004. The increase was primarily due to signed contracts for production lots seven and eight for the V-22 program.

Cessna Revenues

The Cessna segment revenues decreased $75 million in the second quarter of 2004 compared to 2003, primarily due to lower used aircraft volume of $48 million, lower Citation business jet volume of $35 million, and lower single engine aircraft sales of $20 million. The lower business jet revenue was principally due to the actions taken during 2003 to adjust production schedules to decreased demand, while delayed certification of the Garmin 1000 avionics contributed to the lower sales of single engine aircraft. Jet sales declined to 36 jets in the second quarter of 2004 from 57 jets in the second quarter of 2003. Since the business jet production cycle averages 9 to 12 months, the reduced production schedule in 2003 continued to impact jet sales through the second quarter of 2004. The lower jet volume was partially offset by $11 million of higher pricing.

The Cessna segment revenues decreased $245 million in the first half of 2004 compared to 2003, primarily due to lower Citation business jet volume of $243 million, principally due to the actions taken during 2003 to adjust production schedules to decreased demand. Jet sales declined to 70 jets in the first half of 2004 from 107 jets in the first half of 2003. In addition, lower single engine aircraft sales of $22 million and lower used aircraft sales of $20 million, were partially offset by higher pricing of $16 million and an $8 million benefit from lower used aircraft overtrade allowances.

Cessna Segment Profit

Segment profit decreased $22 million in the second quarter of 2004 compared to 2003 largely due to reduced margin of $23 million from lower volume and $18 million from inflation. These decreases were partially offset by higher pricing of $11 million, lower used aircraft valuation adjustments of $6 million, improved cost performance of $5 million and a $4 million benefit due to prior year provisions for residual value guarantees. The decrease in used aircraft valuation adjustments was primarily due to the stabilization of market values for used jets in 2004, in comparison to 2003 when market values were declining.

Segment profit decreased $59 million in the first half of 2004 compared to 2003, largely due to reduced margin of $81 million from lower volume and $31 million from inflation. These decreases were partially offset by improved cost performance of $24 million, $16 million of higher pricing, a $13 million benefit related to prior year provisions for residual value guarantees, lower used aircraft valuation adjustments of $8 million and a $7 million benefit from lower used aircraft overtrade allowances. The benefit from lower used aircraft overtrade allowances and valuation adjustments were primarily due to fewer trade-ins and the stabilization of market values for used jets in 2004, in comparison to 2003 when market values were declining.

Cessna Backlog

Backlog from unaffiliated customers of $4.8 billion was up from $4.3 billion in the first quarter of 2004. A significant portion of Cessna's backlog represents orders from a major fractional shares aircraft operator.

24.

Fastening Systems Revenues

The Fastening Systems segment's revenues increased $47 million in the second quarter of 2004 compared to 2003, primarily due to higher volume of $23 million, largely due to improvements in several of its end markets and a favorable foreign exchange impact of $25 million.

The Fastening Systems segment's revenues increased $115 million in the first half of 2004 compared to 2003, primarily due to higher volume of $66 million, largely due to improvements in several of its end markets and a favorable foreign exchange impact of $57 million.

Fastening Systems Segment Profit

During the first half of 2004, an increase in the global demand for steel resulted in significantly higher prices for materials used in the manufacturing process at Fastening Systems, which is a major supplier of steel fasteners. As a result, Fastening Systems took action to raise prices and impose surcharges on its steel products to mitigate the impact of higher raw material costs.

Segment profit increased $3 million in the second quarter of 2004 compared to 2003 due to $12 million of improved cost performance, the impact of the higher sales volume of $4 million and favorable foreign exchange of $2 million. These increases were partially offset by inflation of $16 million. The impact of higher steel prices was $9 million ($4 million, net of price increases and surcharges to our customers) in the second quarter of 2004.

Segment profit increased $5 million in the first half of 2004 compared to 2003 due to $20 million of improved cost performance, the impact of the higher sales volume of $11 million and favorable foreign exchange of $5 million. These increases were partially offset by inflation of $29 million and lower pricing of $3 million. The impact of higher steel prices was $13 million ($7 million, net of price increases and surcharges to our customers) in the first half of 2004.

Industrial Revenues

The Industrial segment's revenues increased $79 million in the second quarter of 2004 compared to 2003, primarily due to higher sales volume of $45 million, a favorable foreign exchange impact of $32 million and higher pricing of $7 million. The higher sales volume primarily reflects increases at Kautex, largely due to new product launches and growth in its international markets, and to a lesser degree increases at E-Z-GO and Greenlee in North America.

The Industrial segment's revenues increased $171 million in the first half of 2004 compared to 2003, primarily due to a favorable foreign exchange impact of $96 million, higher sales volume of $72 million and higher pricing of $8 million. The higher sales volume primarily reflects increases at Kautex, largely due to new product launches and growth in its international markets, and to a lesser degree increases at E-Z-GO and Greenlee in North America.

Industrial Segment Profit

Segment profit increased $21 million in the second quarter of 2004 compared to 2003 primarily due to $27 million of improved cost performance, the $7 million impact of higher volume, higher pricing of $7 million, lower fair market value adjustments of $5 million for used golf cars and improved credit performance of $2 million. These increases were partially offset by inflation of $15 million, lower profit of $7 million at a North American Kautex plant due to increased cost from manufacturing inefficiencies, and higher warranty costs of $4 million at Kautex.

Segment profit increased $34 million in the first half of 2004 compared to 2003 primarily due to $55 million of improved cost performance, the $9 million impact of higher volume, higher pricing of $9 million, lower fair market value adjustments of $9 million for used golf cars and improved credit performance of $4 million. These increases were

25.

partially offset by inflation of $25 million, lower profit of $17 million at a North American Kautex plant due to increased cost from manufacturing inefficiencies, and higher warranty costs of $7 million at Kautex.

Finance Revenues

The Finance segment's revenues decreased $5 million in the second quarter of 2004 compared to 2003. The decrease was primarily due to lower finance charges and discounts of $19 million from lower average finance receivables of $712 million reflecting the continued liquidation of non-core assets. The decrease was partially offset by higher other income of $13 million primarily due to higher securitization and syndication gains of $8 million.

The Finance segment's revenues decreased $11 million in the first half of 2004 compared to 2003. The decrease was primarily due to lower finance charges and discounts of $29 million from lower average finance receivables of $602 million as a result of continued liquidation of non-core assets. The decrease was partially offset by higher other income of $18 million primarily due to higher securitization and syndication gains of $17 million.

Finance Segment Profit

Segment profit increased $13 million in the second quarter of 2004 compared to 2003 primarily due to a lower provision for loan losses of $12 million reflecting an improvement in portfolio performance, and improved net interest margin of $5 million, partially offset by higher operating expenses of $5 million principally due to higher legal and collections expense.

Segment profit increased $21 million in the first half of 2004 compared to 2003 primarily due to a lower provision for loan losses of $16 million reflecting an improvement in portfolio performance, and improved net interest margin of $4 million.

Finance Portfolio Quality

The Finance segment's nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. Nonperforming assets decreased to $148 million in the second quarter of 2004, compared to $162 million at January 3, 2004, representing 2.5% and 2.8% of finance assets, respectively. The allowance for losses on receivables as a percentage of nonaccrual finance receivables was 78.5% at the end of the second quarter of 2004 compared to 78.4% at the end of 2003. Net charge-offs decreased $6 million primarily due to a $16 million decrease in other non-core portfolios and a $3 million decrease at aircraft finance, reflecting an improvement in general economic conditions and aircraft values, partially offset by a $13 million increase in the resort finance business primarily related to two accounts for which reserves had been previously established.

26.

Special Charges by Segment

Special charges were $85 million and $52 million in the first half of 2004 and 2003, respectively, and are summarized below by segment:
	Restructuring Expenses
(In millions)	Severance Costs	Contractual Obligations	Fixed Asset Impairments	Other Associated Costs	Total	Gain on Sale of Investment	Total Special Charges
2004
Cessna	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Fastening Systems	24	-	2	8	34	-	34
Industrial	11	36	13	3	63	-	63
Corporate	-	-	-	-	-	(12)	(12)
	$35	$36	$15	$11	$97	$(12)	$ 85
2003
Cessna	$ 4	$ -	$ -	$ -	$ 4	$ -	$ 4
Fastening Systems	15	-	-	1	16	-	16
Industrial	12	(1)	9	9	29	-	29
Corporate	3	-	-	-	3	-	3
	$34	$(1)	$ 9	$10	$52	$ -	$52

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and for the independent borrowing group, Textron Manufacturing, are provided on pages 4 and 17, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $67 million and $35 million in the first half of 2004 and 2003, respectively. At July 3, 2004, Textron Finance had $1.7 billion in debt, $394 million in other liabilities and $34 million of deferred income taxes that are due within the next twelve months.

Textron Manufacturing's debt (net of cash) to total capital ratio as of July 3, 2004 was 24.8%, compared with 29.5% at January 3, 2004.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. Textron Manufacturing has primary revolving credit facilities of $1.25 billion, of which $1.0 billion will expire in 2007. In the first quarter of 2004, Textron Manufacturing renegotiated its $500 million credit facility to reduce it to $250 million and extended the expiration to 2005. The $250 million facility includes a one-year term out option, effectively extending its expiration into 2006. Textron Finance also has bank lines of credit of $1.5 billion of which $500 million was extended to 2005, effective July 26, 2004, and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2006. Neither Textron Manufacturing nor Textron Finance had used these lines of credit at July 3, 2004 or at June 28, 2003. During the first quarter of 2004, Textron Finance established an Australian dollar (AUD) 100 million facility that expires in 2005, of which AUD 74 million remained unused at July 3, 2004. At July 3, 2004, the lines of credit not reserved as support for commercial paper and letters of credit were $1.2 billion for Textron Manufacturing and $918 million for Textron Finance, compared to $1.5 billion and $966 million, respectively, at January 3, 2004.

Operating Cash Flows

Cash provided by operating activities of continuing operations totaled $399 million and $241 million in the first half of 2004 and 2003, respectively. A significant portion of the increase in 2004 related to a $511 million increase in Textron Manufacturing's accounts payable and accrued expenses, largely due to production volume increases at the Cessna and

27.

Bell segments, offset by an increase in inventories of $190 million, primarily due to increased production of new model aircraft. This increase was partially offset by a $132 million decrease at Textron Finance primarily due to the timing of payments of accrued interest and other liabilities, which included an income tax payment of $60 million in the first quarter of 2004.

Investing Cash Flows

Cash (used) provided by investing activities of continuing operations totaled $(146) million and $40 million in the first half of 2004 and 2003, respectively. These cash flows largely resulted from the origination, purchase, repayment and sales, including securitizations, of finance receivables at Textron Finance. The decrease in cash flows largely resulted from a decrease in proceeds from receivable sales, including securitizations. The reduction in proceeds is primarily attributable to the sale of a $95 million franchise portfolio in the first six months of 2003 as well as $75 million of higher utilization of the Distribution Finance conduit in 2003.

Capital Expenditures
Capital expenditures for Textron Manufacturing totaled $146 million and $118 million in the first half of 2004 and 2003, respectively. This includes assets purchased through capital leases of $21 million and $4 million, respectively.

Financing Cash Flows

Cash used by financing activities of continuing operations totaled $230 million and $150 million in the first half of 2004 and 2003, respectively. The increase principally reflects a net reduction of debt outstanding as a result of cash on-hand from the sale of discontinued operations at the end of 2003 by Textron Finance. In addition, on July 15, 2004, Textron Manufacturing paid off a $300 million 6.375% note using cash and proceeds from commercial paper issuances.

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $4 billion. Under this registration statement, Textron Finance issued a $45 million term note during the first quarter of 2004. The proceeds from this issuance were used to refinance maturing debt. At July 3, 2004, Textron Finance had $3.6 billion available under this registration statement. Under a shelf registration filed with the Securities and Exchange Commission that became effective August 4, 2004, Textron Manufacturing had $2 billion available.

Principal Payments on Long-Term Debt
In the first half of 2004 and 2003, Textron Manufacturing made principal payments of $52 million and $5 million, respectively. In the first half of 2004 and 2003, Textron Finance made principal payments of $616 million and $505 million, respectively. The increase in the first half of 2004 at Textron Manufacturing is the result of the repayment of $47 million of CitationShares' debt upon the acquisition of an additional 25% interest in CitationShares.

Stock Repurchases
In the first half of 2004 and 2003, Textron repurchased 1,302,600 and 1,951,100 shares of common stock, respectively, under its Board authorized share repurchase program for an aggregate cost of $71 million and $66 million, respectively. Proceeds from the exercise of stock options increased $89 million in the first half of 2004 as more options were exercised due to the increasing stock price.

Dividends
Textron's Board of Directors approved a quarterly dividend per common share of $.325 in the first and second quarters of 2004 and 2003. Dividend payments to shareholders totaled $90 million and $89 million in the first half of 2004 and 2003, respectively.

28.

Discontinued Operations Cash Flows

Cash provided (used) by discontinued operations totaled $10 million and $(83) million in the first half of 2004 and 2003, respectively. The net cash used by Textron Finance discontinued operations totaled $(173) million in the first half of 2003 and represents the operating and investing activities of the small business direct portfolio that was sold in December 2003. This is offset by the cash provided by Textron Manufacturing's discontinued operations of $90 million representing the operating and investing activities of the OmniQuip business that was sold in the third quarter of 2003.

Off-Balance Sheet Arrangements

Textron Manufacturing enters into a forward contract in Textron common stock on an annual basis. The contract is intended to hedge the earnings and cash volatility of stock-based incentive compensation indexed to Textron stock. The forward contract requires annual cash settlement between the counter parties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. A cash payment was received of approximately $26 million on January 22, 2004 upon the settlement of the contract held at year-end. As of July 3, 2004, the contract was for approximately 2 million shares with a strike price of $57.51. The market price of the stock was $58.09 at July 3, 2004 resulting in a receivable of $1 million.

Textron Finance sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet and the proceeds received are used to reduce the recorded debt levels. Despite the reduction in the recorded balance sheet position, Textron Finance generally retains a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. Textron Finance utilizes these off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $248 million in the first half of 2004, compared with $450 million proceeds in the first half of 2003.

Foreign Exchange Risks

Textron's financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For the first half of 2004, the impact of foreign exchange rate changes from the first half of 2003 increased revenues by approximately $153 million (3.1%) and increased segment profit by approximately $13 million (3.6%).

Recently Issued Accounting Pronouncements

In May 2004, the FASB issued FSP 106-2, which provides guidance on the accounting effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), and as requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the "subsidy"). FSP 106-2 is effective for interim periods beginning after June 15, 2004, and provides a deferral election until such time when the effect of the subsidy on net periodic benefit cost can be fully evaluated. Textron has elected to defer accounting for the Act until the third quarter of 2004 when we anticipate that final guidelines on the eligibility rules for the subsidy will be available. Accordingly, net periodic benefit cost for the periods reported does not reflect any amount associated with the subsidy under the Act. Textron has initiated the process of determining the effect of the Act and the related subsidy on the net periodic benefit cost, and believes that the subsidy will not have a material impact on Textron's financial position or results of operations.

Forward-looking Information: Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update

29.

or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers; (e) government funding and program approvals affecting products being developed or sold under government programs; (f) cost and delivery performance under various program and development contracts; (g) the adequacy of cost estimates for various customer care programs including servicing warranties; (h) the ability to control costs and successful implementation of various cost reduction programs; (i) the timing of certifications of new aircraft products; (j) the occurrence of downturns in customer markets to which Textron products are sold or supplied or where Textron Finance offers financing; (k) changes in aircraft delivery schedules or cancellation of orders; (l) the impact of changes in tax legislation (including the expiration of "bonus depreciation" provisions scheduled to end in 2004); (m) Textron's ability to offset, through cost reductions, raw material price increases and pricing pressure brought by original equipment manufacturer customers; (n) the availability and cost of insurance; (o) pension plan income falling below current forecasts; (p) Textron Finance's ability to maintain portfolio credit quality; (q) Textron Finance's access to debt financing at competitive rates; and (r) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies.

30.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in Textron's exposure to market risk during the first half of 2004. For discussion of Textron's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in Textron's Annual Report incorporated by reference in Form 10-K for the fiscal year 2003.

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

31.

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

As previously reported in Textron's Annual Report on Form 10-K for the fiscal year ended January 3, 2004, two identical lawsuits purporting to be class actions were filed in 2002 in the United States District Court in Rhode Island against Textron and certain present and former officers of Textron and Bell Helicopter by Textron shareholders suing on their own behalf and on behalf of a purported class of Textron shareholders. A consolidated amended complaint alleges that the defendants failed to make certain accounting adjustments in response to alleged problems with Bell Helicopter's V-22 and H-1 programs and that the company failed to timely write down certain assets of its OmniQuip unit. The complaint seeks unspecified compensatory damages. On June 15, 2004, the District Court ruled that plaintiffs could not maintain the claims that were based on allegations relating to the H-1 program or to OmniQuip, and also ruled that all claims against one of the individual defendants should be dismissed. The lawsuit will continue with respect to the remaining claims. Textron believes the lawsuit is without merit and intends to continue to defend it vigorously.

As previously reported in Textron's Annual Report on Form 10-K for the fiscal year ended January 3, 2004, two identical lawsuits, purporting to be class actions on behalf of Textron benefit plans and participants and beneficiaries of those plans during 2000 and 2001, were filed in 2002 in the United States District Court in Rhode Island against Textron, the Textron Savings Plan and the Plan's trustee. A consolidated amended complaint alleges breach of certain fiduciary duties under ERISA, based on the amount of Plan assets invested in Textron stock during 2000 and 2001. The complaint seeks equitable relief and compensatory damages on behalf of various Textron benefit plans and the participants and beneficiaries of those plans during 2000 and 2001 to compensate for alleged losses relating to Textron stock held as an asset of those plans. Textron's Motion to Dismiss the consolidated amended complaint was granted on June 24, 2003. On May 7, 2004, the United States Court of Appeals for the First Circuit affirmed dismissal of all claims against the Plan's trustee and against the Plan itself, and also affirmed dismissal of certain other claims against Textron. However, the Court of Appeals ruled that plaintiffs should be permitted to attempt to develop their breach of fiduciary duty claims, and remanded those claims to the District Court. On June 19, 2004, Textron filed a petition for rehearing en banc with the First Circuit Court of Appeals, and that petition is pending. Textron believes the lawsuit is without merit and intends to continue to defend it vigorously.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER REPURCHASES OF EQUITY SECURITIES*
	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 4, 2004 - May 8, 2004	-	$ -	-	2,764,501
May 9, 2004 - June 5, 2004	15,600	$53.16	15,600	2,748,901
June 6, 2004 - July 3, 2004	-	$ -	-	2,748,901
Total	15,600	$53.16	15,600

*Textron is authorized to repurchase up to 12 million shares of common stock under its current repurchase plan. This plan was announced on August 3, 2001 and has no expiration date.

32.
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	At Textron's annual meeting of shareholders held on April 28, 2004, the following items were voted upon:
	1.	The following persons were elected to serve as directors in Class II for three year terms expiring in 2007 and received the votes listed.
		Name	For		Withheld
		Kathleen M. Bader	110,813,114		6,474,661
		R. Kerry Clark	109,828,708		7,459,067
		Ivor J. Evans	111,031,515		6,256,260
		Lord Powell of Bayswater KCMG	110,794,390		6,493,385

The following directors have terms of office which continued after the meeting: H. Jesse Arnelle, Lewis B. Campbell, Lawrence K. Fish, Joe T. Ford, Paul E. Gagné, Brian H. Rowe, Martin D. Walker and Thomas B. Wheeler.

	2.	An amendment to the Textron 1999 Long-Term Incentive Plan was approved by the following vote:
		For	Against	Abstain	Broker Non-Votes
		76,322,258	22,771,333	1,564,993	0
	3.	A proposal to approve the director stock awards was approved by the following vote:
		For	Against	Abstain	Broker Non-Votes
		80,933,259	18,232,764	1,492,561	0
	4.	The appointment of Ernst & Young LLP as Textron's independent auditors for 2004 was ratified by the following vote:
		For	Against	Abstain	Broker Non-Votes
		111,766,197	4,389,799	1,131,779	0
	5.	A shareholder proposal regarding Textron's military sales was rejected by the following vote:
		For	Against	Abstain	Broker Non-Votes
		10,222,942	80,847,060	9,588,582	16,629,191
	6.	A shareholder proposal relating to Political Contributions was rejected by the following vote:
		For	Against	Abstain	Broker Non-Votes
		13,999,176	76,842,445	9,816,963	16,629,191
	7.	A shareholder proposal relating to Charitable Contributions was rejected by the following vote:
		For	Against	Abstain	Broker Non-Votes
		6,481,279	84,034,438	10,142,867	16,629,191

33.
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits
		10.1	Form of Non-Qualified Stock Option Agreement
		10.2	Form of Incentive Stock Option Agreement
		10.3	Form of Restricted Stock Grant Agreement
		12.1	Computation of ratio of income to fixed charges of Textron Manufacturing
		12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
		31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
		31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
		32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
		32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
	(b)	Reports on Form 8-K
On April 22, 2004, Textron submitted a Report on Form 8-K incorporating, under Items 7 and 12, Textron's press release announcing Textron's first quarter 2004 earnings.
On June 28, 2004, Textron submitted a Report on Form 8-K reporting, under Item 5, the resignation of Steven R. Loranger as Textron's Executive Vice President and Chief Operating Officer.

34.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	August 10, 2004	/s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)

35.

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
10.1	Form of Non-Qualified Stock Option Agreement
10.2	Form of Incentive Stock Option Agreement
10.3	Form of Restricted Stock Grant Agreement
12.1	Computation of ratio of income to fixed charges of Textron Manufacturing
12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350