Form 10-Q
period 2004-10-02
TEXTRON INC
filed 2004-11-09
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_______________

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended October 2, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No

Common stock outstanding at October 30, 2004 - 137,520,708 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (unaudited)
(Dollars in millions, except per share amounts)
	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Revenues
Manufacturing revenues	$2,440	$2,095	$7,070	$6,742
Finance revenues	129	136	400	418
Total revenues	2,569	2,231	7,470	7,160
Costs, expenses and other
Cost of sales	1,991	1,723	5,783	5,544
Selling and administrative	342	309	1,007	959
Interest, net	61	69	184	205
Provision for losses on finance receivables	14	18	48	68
Special charges	18	42	103	94
Gain on sale of businesses	-	-	(7)	(15)
Total costs, expenses and other	2,426	2,161	7,118	6,855
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	143	70	352	305
Income taxes	(40)	(23)	(112)	(94)
Distribution on preferred securities of subsidiary trusts, net of income taxes	-	-	-	(13)
Income from continuing operations	103	47	240	198
Loss from discontinued operations, net of income taxes	-	-	-	(22)
Net income	$103	$47	$240	$176
Per common share:
Basic:
Income from continuing operations	$.75	$.35	$1.74	$1.46
Loss from discontinued operations	-	-	-	(.16)
Net income	$.75	$.35	$1.74	$1.30
Diluted:
Income from continuing operations	$.73	$.34	$1.71	$1.45
Loss from discontinued operations	-	-	-	(.16)
Net income	$.73	$.34	$1.71	$1.29
Average shares outstanding (in thousands):
Basic	137,896	135,627	137,656	135,681
Diluted	140,618	136,828	140,378	136,761
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.56	$1.56
$1.40 Preferred stock, Series B	$.35	$.35	$1.05	$1.05
Common stock	$.325	$.325	$.975	$.975

See notes to the consolidated financial statements.

3.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	October 2, 2004	January 3, 2004
Assets
Textron Manufacturing
Cash and cash equivalents	$687	$486
Commercial and U.S. Government receivables (less allowance for doubtful accounts of $69 and $66)	1,143	1,135
Inventories	1,663	1,439
Other current assets	429	532
Total current assets	3,922	3,592
Property, plant, and equipment, less accumulated depreciation of $2,594 and $2,448	1,878	1,925
Goodwill	1,418	1,420
Other intangible assets, net	36	40
Other assets	1,754	1,780
Total Textron Manufacturing assets	9,008	8,757
Textron Finance
Cash	123	357
Finance receivables, net	5,519	5,016
Goodwill	169	169
Other assets	733	791
Total Textron Finance assets	6,544	6,333
Total assets	$15,552	$15,090
Liabilities and Shareholders' Equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$395	$316
Accounts payable	877	702
Accrued liabilities	1,461	1,238
Total current liabilities	2,733	2,256
Accrued postretirement benefits other than pensions	570	590
Other liabilities	1,591	1,519
Long-term debt	1,342	1,711
Total Textron Manufacturing liabilities	6,236	6,076
Textron Finance
Other liabilities	447	501
Deferred income taxes	450	390
Debt	4,648	4,407
Junior subordinated debentures	-	26
Total Textron Finance liabilities	5,545	5,324
Total liabilities	11,781	11,400
Shareholders' equity
Capital stock:
Preferred stock	10	10
Common stock	25	25
Capital surplus	1,320	1,148
Retained earnings	5,714	5,606
Accumulated other comprehensive loss	(65)	(64)
	7,004	6,725
Less cost of treasury shares	3,233	3,035
Total shareholders' equity	3,771	3,690
Total liabilities and shareholders' equity	$15,552	$15,090
Common shares outstanding (in thousands)	137,468	137,238

See notes to the consolidated financial statements.

4.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Consolidated Statements of Cash Flows (unaudited)
(In millions)
	Nine Months Ended
	October 2, 2004	September 27, 2003
Cash flows from operating activities:
Income from continuing operations	$240	$198
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	246	247
Amortization	11	13
Provision for losses on finance receivables	48	68
Gain on sale of businesses	(7)	(15)
Special charges	103	94
Deferred income taxes	24	42
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(6)	(168)
Inventories	(195)	66
Other assets	57	42
Accounts payable	179	(111)
Accrued liabilities	130	(66)
Other operating activities, net	18	24
Net cash provided by operating activities of continuing operations	848	434
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(7,862)	(6,913)
Repaid	6,870	6,179
Proceeds from receivable sales, including securitizations	302	538
Capital expenditures	(198)	(200)
Cash acquired, net of cash used for acquisitions	6	-
Net proceeds from sale of businesses	18	17
Proceeds from sale of property, plant and equipment	37	41
Proceeds from sale of investments	38	-
Other investing activities, net	88	117
Net cash used by investing activities of continuing operations	(701)	(221)
Cash flows from financing activities:
Increase in short-term debt	13	213
Proceeds from issuance of long-term debt	948	1,261
Principal payments and retirements of long-term debt and junior subordinated debentures	(979)	(1,596)
Proceeds from stock option exercises	145	12
Purchases of Textron common stock	(191)	(64)
Dividends paid	(135)	(133)
Other financing activities, net	-	(8)
Net cash used by financing activities of continuing operations	(199)	(315)
Effect of exchange rate changes on cash and cash equivalents	7	11
Net cash used by continuing operations	(45)	(91)
Net cash provided by discontinued operations	12	16
Net decrease in cash and cash equivalents	(33)	(75)
Cash and cash equivalents at beginning of period	843	307
Cash and cash equivalents at end of period	$810	$232
Supplemental schedule of non-cash investing activities:
Capital expenditures financed through capital leases	$38	$11

See notes to the consolidated financial statements.

5.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation and Summary of Certain Significant Accounting Policies

The consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended January 3, 2004. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron's consolidated financial position at October 2, 2004, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

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

Textron accounts for its interest in unconsolidated joint ventures under the equity method of accounting. At October 2, 2004 and January 3, 2004, other assets includes $15 million and $34 million, respectively, attributable to investments in unconsolidated joint ventures. Since Textron's equity in the losses of these joint ventures is not material, this amount is reported in cost of sales rather than as a separate line item. Textron's loss from unconsolidated joint ventures totaled $2 million and $8 million for the three and nine months ended October 2, 2004, and $2 million and $6 million for the three and nine months ended September 27, 2003, respectively.

Bell Helicopter has a joint venture with The Boeing Company ("Boeing") to provide engineering, development, test services and support related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (the "V-22 Contracts"). Textron does not account for the joint venture under the equity method of accounting as the joint venture agreement creates contractual, rather than ownership, rights. Textron accounts for all of Bell Helicopter's rights and obligations under the specific requirements of the V-22 Contracts allocated to Bell Helicopter under the joint venture agreement. Revenues and cost of sales reflect Bell Helicopter's performance under the V-22 Contracts. All assets used in performance of the V-22 Contracts owned by Bell Helicopter, including inventory and unpaid receivables, and all liabilities arising from Bell Helicopter's obligations under the V-22 Contracts, are included in the balance sheet.

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

6.

When a sale arrangement involves multiple elements, such as sales of products that include customization services, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value, taking into consideration any performance, cancellation, termination or refund type provisions. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. The adoption of Emerging Issues Task Force ("EITF") 00-21 "Revenue Arrangements with Multiple Deliverables" in the third quarter of 2003 did not have a material impact on Textron's results of operations or financial position.

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

Long-term Contracts
 Long-term contracts are accounted for under American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue under fixed-price contracts is generally recorded as deliveries are made under the units-of-delivery method. Certain long-term fixed-price contracts provide for periodic delivery after a lengthy period of time over which significant costs are incurred or require a significant amount of development effort in relation to total contract volume. Revenues under those contracts and all cost-reimbursement-type contracts are recorded as costs are incurred under the cost-to-cost method. Certain contracts are awarded with fixed-price incentive fees. Incentive fees are considered when estimating revenues and profit rates, and are recorded when these amounts are reasonably determined. Long-term contract profits are based on estimates of total sales value and costs at completion. Such estimates are reviewed and revised periodically throughout the contract life. Revisions to contract profits are recorded when the revisions to estimated sales value or costs are made. Estimated contract losses are recorded when identified.

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

7.

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

As a result of this transaction, Textron owns 75% of CitationShares and has consolidated its financial results prospectively as of June 30, 2004. Assets acquired of $47 million included $22 million of inventory, primarily Citation jets, and liabilities acquired of $59 million included $47 million of third-party debt that was immediately repaid. Additionally, CitationShares has approximately $31 million of operating lease obligations that Textron has fully guaranteed.

On May 20, 2004, Textron sold its Energy Manufacturing and Williams Machine and Tool business ("E&W") in the Industrial Segment. There was no gain or loss on the sale as the proceeds received approximated the book value, including goodwill.

On June 3, 2004, Textron sold its interest in two Brazilian-based joint ventures in the Industrial segment to its joint venture partner and realized a gain of $7 million (approximately $1 million after-tax).

Note 3: Inventories
(In millions)	October 2, 2004	January 3, 2004
Finished goods	$635	$688
Work in process	1,217	681
Raw materials	202	209
	2,054	1,578
Less progress payments and customer deposits	391	139
	$1,663	$1,439

Note 4: Goodwill and Other Intangible Assets

A summary of changes in goodwill is as follows:
(In millions)	Balance January 3, 2004	Acquisitions/ Dispositions	Foreign Currency Translation	Other	Balance October 2, 2004
Bell	$ 101	$ -	$ -	$ -	$ 101
Cessna	306	16	-	-	322
Fastening Systems	420	-	2	(1)	421
Industrial	593	(20)	1	-	574
Finance	169	-	-	-	169
Total	$1,589	$ (4)	$ 3	$(1)	$1,587

8.

All of Textron's acquired intangible assets are subject to amortization and are comprised of the following as of October 2, 2004:
(Dollars in millions)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	20	$28	$5	$23
Patents	8	12	7	5
Other	5	15	7	8
		$55	$19	$36

Amortization expense for the three and nine months ended October 2, 2004 totaled $1 million and $4 million, respectively, and is expected to be approximately $2 million in the fourth quarter of 2004. Amortization expense for the three and nine months ended September 27, 2003 totaled $3 million and $7 million, respectively.

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

Note 6: Accumulated Other Comprehensive Loss and Comprehensive Income

The components of accumulated other comprehensive loss, net of related taxes, are as follows:
	Nine Months Ended
(In millions)	October 2, 2004	September 27, 2003
Beginning of period	$(64)	$(225)
Currency translation adjustment	3	86
Net deferred gain on hedge contracts	3	29
Net unrealized loss on marketable equity securities	(4)	(5)
Net deferred (loss) gain on interest-only securities	(3)	4
Other comprehensive (loss) income	(1)	114
End of period	$(65)	$(111)

Comprehensive income is summarized below:
	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income	$103	$47	$240	$176
Other comprehensive income (loss)	34	(21)	(1)	114
Comprehensive income	$137	$26	$239	$290

9.

Note 7: Earnings per Share

The dilutive effect of convertible preferred shares and stock options was approximately 2,722,000 and 1,201,000 shares for the three months ended October 2, 2004 and September 27, 2003, respectively, and approximately 2,722,000 and 1,080,000 shares for the nine months ended October 2, 2004 and September 27, 2003, respectively. Income available to common shareholders, used to calculate both basic and diluted earnings per share, approximated net income for both periods.

Note 8: Stock-Based Compensation

The following table illustrates the effect on net income and earnings per share if Textron had applied the fair-value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting for Stock-Based Compensation" to stock-based employee compensation.
	Three Months Ended		Nine Months Ended
(Dollars in millions, except per share data)	October 2, 2004	Sept. 27, 2003	October 2, 2004	Sept. 27, 2003
Net income, as reported	$103	$47	$240	$176
Add back: Stock-based employee compensation expense included in reported net income*	5	3	14	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*	(6)	(8)	(20)	(21)
Pro forma net income	$102	$42	$234	$165
Income per share:
Basic - as reported	$.75	$.35	$1.74	$1.30
Basic - pro forma	$.74	$.31	$1.70	$1.21
Diluted - as reported	$.73	$.34	$1.71	$1.29
Diluted - pro forma	$.73	$.31	$1.67	$1.20

* Net of related cash settlement forward income or expense and related tax effects.

Textron manages the expense related to stock-based compensation awards using cash settlement forward contracts on its common stock. The use of these forward contracts modifies compensation expense exposure to changes in the stock price with the intent to reduce potential variability. The fair value of these instruments at October 2, 2004 and January 3, 2004 was a receivable of $15 million and $25 million, respectively. Gains and losses on these instruments are recorded as an adjustment to compensation expense when the award is charged to expense. Cash received or paid on the contract settlement is included in cash flows from operating activities, consistent with the classification of the cash flows on the underlying hedged compensation expense.

10.

Note 9: Pension Benefits and Postretirement Benefits Other Than Pensions

The components of net periodic benefit cost for the three months ended October 2, 2004 and September 27, 2003 are as follows:
(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2004	2003	2004	2003
Service cost	$ 28	$ 24	$ 2	$ 3
Interest cost	76	73	10	9
Expected return on plan assets	(108)	(108)	-	-
Amortization of unrecognized transition asset	-	(1)	-	-
Amortization of prior service cost	5	4	(3)	(5)
Amortization of net gain	2	1	1	-
Net periodic benefit costs (income)	$ 3	$ (7)	$ 10	$ 7

The components of net periodic benefit cost for the nine months ended October 2, 2004 and September 27, 2003 are as follows:
(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2004	2003	2004	2003
Service cost	$ 86	$ 79	$ 6	$ 5
Interest cost	220	212	30	31
Expected return on plan assets	(322)	(324)	-	-
Amortization of unrecognized transition asset	-	(4)	-	-
Amortization of prior service cost	13	12	(7)	(6)
Amortization of net gain	6	1	7	3
Net periodic benefit costs (income)	$ 3	$(24)	$36	$33

During the third quarter of 2004, Textron adopted FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act provides for a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide benefits that are at least actuarially equivalent to Medicare Part D. Textron has determined that the benefits it provides meet the equivalency tests as defined in the Act, and has included the effects of the subsidy as a reduction to the accumulated projected benefit obligation of approximately $50 million. The total impact of the subsidy on the net periodic benefit cost for postretirement benefits other than pensions in 2004 is approximately $7 million, of which $5 million was recorded in the third quarter.

11.

Note 10: Special Charges

Textron recorded $18 million and $103 million in special charges for the three and nine months ended October 2, 2004, respectively. Special charges for the three and nine months ended September 27, 2003 were $42 million and $94 million, respectively. These charges are summarized below for the applicable segments:
	Restructuring Expenses
(In millions)	Severance Costs	Contractual Obligations	Fixed Asset Impairments	Other Associated Costs	Total	Other Charges	Total Special Charges
Three Months Ended October 2, 2004
Bell	$-	$-	$(1)	$-	$(1)	$-	$(1)
Cessna	-	-	-	-	-	-	-
Fastening Systems	2	4	1	6	13	-	13
Industrial	4	1	(1)	2	6	-	6
Corporate	-	-	-	-	-	-	-
	$6	$5	$(1)	$8	$18	$-	$18
Three Months Ended September 27, 2003
Bell	$ 2	$-	$-	$-	$ 2	$ -	$ 2
Cessna	4	-	-	-	4	-	4
Fastening Systems	6	-	5	3	14	-	14
Industrial	1	-	2	4	7	-	7
Corporate	-	-	-	-	-	15	15
	$13	$-	$7	$7	$27	$15	$42
Nine Months Ended October 2, 2004
Bell	$ -	$ -	$(1)	$ -	$ (1)	$ -	$ (1)
Cessna	-	-	-	-	-	-	-
Fastening Systems	26	4	3	14	47	-	47
Industrial	15	37	12	5	69	-	69
Corporate	-	-	-	-	-	(12)	(12)
	$41	$41	$14	$19	$115	$(12)	$103
Nine Months Ended September 27, 2003
Bell	$ 2	$-	$ -	$ -	$ 2	$ -	$ 2
Cessna	8	-	-	-	8	-	8
Fastening Systems	21	-	5	4	30	-	30
Industrial	13	-	10	13	36	-	36
Corporate	3	-	-	-	3	15	18
	$47	$-	$15	$17	$79	$15	$94

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001, and in October 2002, Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron's restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses, and streamlining of sales and administrative overhead. Under this restructuring program, Textron has reduced its workforce by approximately 11,000 employees from continuing operations and has closed 112 facilities, including 50 manufacturing plants, primarily in the Industrial and Fastening Systems segments. Excluding approximately 700 Trim employees, Textron expects a total reduction of about 11,000 employees from continuing operations, representing approximately 19% of its global workforce since the restructuring was first announced.

12.

As of October 2, 2004, $504 million of cost has been incurred relating to continuing operations (including $11 million related to the divested Automotive Trim business ("Trim")), with $223 million in the Industrial segment, $194 million in the Fastening Systems segment, $38 million in the Cessna segment, $29 million in the Bell segment, $9 million in the Finance segment and $11 million at Corporate. Costs incurred through October 2, 2004 include $250 million in severance costs, $112 million in asset impairment charges, $51 million in contract termination costs and $95 million in other associated costs, net of gains on sales of assets of $4 million.

Textron estimates that approximately $62 million in additional program costs will be incurred primarily in the Fastening Systems and Industrial segments. In total, Textron estimates that the entire program cost for continuing operations will be within the range of $536 million to $561 million (including $11 million related to Trim) and will be substantially complete by the end of 2004. This estimate includes amounts for projects that have not been formally approved and initiated as of October 2, 2004. For projects that have been formally approved and initiated as of October 2, 2004, Textron expects to incur approximately $21 million in additional severance costs, $8 million in other associated costs and $2 million in contract termination costs.

An analysis of the restructuring program and related reserve accounts is summarized below:
(In millions)	Severance Costs	Contractual Obligations	Fixed Asset Impairments/ Gains	Other Associated Costs	Total
Balance at January 3, 2004	$32	$ 3	$ -	$ -	$35
Additions	43	41	18	19	121
Gains on sales of fixed assets	-	-	(4)	-	(4)
Reserves deemed unnecessary	(2)	-	-	-	(2)
Non-cash utilization	-	-	(14)	-	(14)
Cash Paid	(55)	(3)	-	(19)	(77)
Balance at October 2, 2004	$18	$41	$ -	$ -	$59

The specific restructuring measures and associated estimated costs are based on Textron's best judgment under prevailing circumstances. Textron believes that the restructuring reserve balance of $59 million is adequate to cover the costs presently accruable for accounting purposes relating to activities formally identified and committed to under approved plans as of October 2, 2004 and anticipates that actions related to these liabilities will be substantially complete by the end of 2004. Approximately $35 million of this reserve represents the present value of contractual obligations related to one lease that, under the terms of the lease, will be paid over the remaining lease term through March 2019.

During the first quarter of 2004, Textron sold its remaining investment in Collins & Aikman common stock for cash proceeds of $34 million, resulting in a pre-tax gain of $12 million that is included in special charges.

During the third quarter of 2003, Textron Manufacturing wrote-off $15 million in unamortized issuance costs to special charges upon the redemption of its 7.92% Junior Subordinated Deferrable Interest Debentures.

Note 11: Transactions between Finance and Manufacturing Groups

A portion of Textron Finance's business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing's Bell, Cessna and Industrial segments. The related finance receivables are recorded on Textron Finance's balance sheet. For those receivables for which collection has been guaranteed by Textron Manufacturing, reserves have been established for losses on Textron Manufacturing's balance sheet and are recorded in other current or long-term liabilities. These reserves are established for amounts that are potentially uncollectible, or if the collateral values may be insufficient to cover the outstanding receivable. If an account is deemed uncollectible and the collateral is repossessed, Textron

13.

Finance will charge Textron Manufacturing for any deficiency. In some cases, the collateral is not repossessed by Textron Finance and the receivable is transferred to Textron Manufacturing's balance sheet for additional collection efforts. When this occurs, any related reserve previously established is reclassified from Textron Manufacturing's other liabilities and is netted against either accounts receivable or notes receivable within other assets.

The activity in the reserves recorded by Textron Manufacturing for finance receivables held by Textron Finance with recourse (including reserves related to the discontinued operations of OmniQuip) is as follows:
	Nine Months Ended
(In millions)	October 2, 2004	September 27, 2003
Balance at the beginning of the year	$ 64	$ 59
Provision for losses	9	35
Reclassification from discontinued operations	-	21
Reclassifications to other assets	(14)	(3)
Charge-offs	(8)	(29)
Balance at the end of the third quarter	$ 51	$ 83

Note 12: Commitments, Contingencies and Uncertainties

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

During 2002, the Lycoming aircraft engine business, in conjunction with the Federal Aviation Administration, recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a third-party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program is substantially complete. It is possible, however, that additional engines outside the scope of this recall could potentially be affected. Accordingly, Textron has continued to monitor the performance of the crankshafts previously supplied by the third party to ensure that the reserve adequately covers all engines with potentially faulty crankshafts. Textron has reserves of $11 million for costs directly related to potential crankshaft issues that may not specifically be a part of the recall program. Lycoming's program for the inspection and replacement of potentially defective zinc-plated bolts manufactured by a third-party supplier for use in certain aircraft engines has been completed and there are no remaining reserves for this recall as of October 2, 2004.

On September 20, 2004, the third-party supplier of crankshafts utilized in Lycoming engines filed for bankruptcy protection and ceased delivering crankshafts to Lycoming. Management estimates that current crankshaft inventories on hand should be adequate to cover planned production requirements through early 2005. In conjunction with the Federal Aviation Administration, Lycoming is in the process of certifying a new supplier. Management estimates that production of crankshafts by the new supplier will begin in the first quarter of 2005. Based on forecasted production requirements, the transition to and/or certification of the new supplier is not expected to have a material impact on Textron's results of operations or financial position.

14.

On a periodic basis, Bell Helicopter's overhead cost rates are audited by the Defense Contract Audit Agency ("DCAA"). In 1998, Bell received a payment of $100 million from its joint venture partner, the Agusta Division of Finmeccanica S.p.A., now AgustaWestland NV ("Agusta"), as consideration for Agusta's access to Bell's worldwide marketing and distribution network for the Agusta 139 model and for the opportunity to participate with Bell in the BA609 project. Bell notified the U.S. Government of the payment and the basis on which it was made in a timely manner. In November 2001, a DCAA audit report recommended that the payment from Agusta should be credited against Bell's overhead costs, retroactive to 1998. At the request of the cognizant contracting officer at the Defense Contract Management Agency ("DCMA"), Bell responded to the audit report. The DCMA contracting officer took the issue under advisement. On April 17, 2003, the DCMA sent Bell an "initial finding" letter requesting Bell to respond to the finding. Bell responded to this letter in August 2003, and subsequently began discussions with the U.S. Government regarding the matter. In October 2004, Bell reached a tentative settlement with the U.S. Government for approximately $10 million which has been fully accrued as of October 2, 2004.

Note 13: Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46" or the "Interpretation"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Entities were previously consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

Subsequent to the original issuance of the Interpretation, the effective date for entities created or interests obtained prior to February 1, 2003 was deferred, and in December 2003, the FASB issued a revised version of FIN 46 that provided clarification of the original Interpretation and excluded certain operating entities from its scope. Public companies were required to apply the provisions of this Interpretation specifically to entities commonly referred to as special-purpose entities in financial statement periods ending after December 15, 2003. The effective date for all other types of entities within the scope of the Interpretation is for financial statement periods ending after March 15, 2004.

Textron Manufacturing and Textron Finance adopted the revised FIN 46 in the first quarter of 2004. The adoption did not have a material impact on its results of operations or financial position. In the normal course of business, Textron has entered into various joint venture agreements that qualify as operating businesses. The majority of these ventures meet the criteria for exclusion from the scope of FIN 46. As discussed below, Textron does participate in variable interest entities and other contractual arrangements that it is not required to consolidate.

Textron entered into an agreement with Agusta in November 1998 to share certain costs and profits for the joint design, development, manufacture, marketing, sale, customer training and product support of the commercial tiltrotor (the BA609) and the AB139. As of October 2, 2004, only certain marketing and administrative costs are charged to the venture, while development costs are recorded separately by the partners. Bell's share of the development costs are charged to Textron's earnings as a period expense. This venture is a variable interest entity as it relies on its partners to fund the development and provide services for substantially all of the venture's operations. Since Bell does not absorb more than half of this venture's expected losses or residual returns, it is not the primary beneficiary and cannot consolidate this venture. Bell is not obligated to continue funding this venture other than to execute existing contracts. As of October 2, 2004, this venture had total assets of approximately $5 million and no debt.

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

15.

perform the work under the contracts. The joint venture has no employees and owns no property as all venture functions are performed by either Bell Helicopter or Boeing. The work under the V-22 Contracts is allocated evenly between Bell Helicopter and Boeing.

Profits on cost-plus contracts are allocated equally between Bell Helicopter and Boeing. Profits on fixed price contracts are also shared equally with profits determined based on the estimated profit at the inception of the contract. Bell Helicopter and Boeing are each responsible for their own cost overruns, and are entitled to retain any cost underruns, on fixed-price contracts. Under the joint venture agreement, Bell Helicopter and Boeing are each responsible for 50% of any obligations arising from the performance of the V-22 Contracts. Bell Helicopter does not absorb more than half of this venture's expected losses or residual returns and is not obligated to any future funding or requirements other than execution of existing contracts. Since this joint venture establishes contractual rights rather than ownership rights, and is not a legal entity, FIN 46 is not applicable and the venture is not consolidated by Textron.

Note 14: Textron Manufacturing Statements of Cash Flows

The Statements of Cash Flows for Textron Manufacturing are provided on page 16 and includes cash flows from the manufacturing businesses along with distributions received from Textron Finance. Textron's Consolidated Statements of Cash Flows are provided on page 4.

16.

Note 14: Textron Manufacturing Statements of Cash Flows (Continued)
	Nine Months Ended
(Unaudited) (In millions)	October 2, 2004	September 27, 2003
Cash flows from operating activities:
Income from continuing operations	$240	$198
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance less (greater) than distributions to Textron Manufacturing	6	(5)
Depreciation	219	223
Amortization	3	5
Gain on sale of businesses	(7)	(15)
Special charges	103	94
Deferred income taxes	(2)	(3)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Commercial and U.S. Government receivables	(6)	(168)
Inventories	(195)	66
Other assets	45	45
Accounts payable	179	(111)
Accrued liabilities	196	(61)
Other operating activities, net	24	32
Net cash provided by operating activities of continuing operations	805	300
Cash flows from investing activities:
Capital expenditures	(190)	(187)
Cash acquired, net of cash used for acquisitions	6	-
Net proceeds from sale of businesses	18	17
Proceeds from sale of property, plant and equipment	37	41
Proceeds from the sale of investments	38	-
Net cash used by investing activities of continuing operations	(91)	(129)
Cash flows from financing activities:
Increase (decrease) in short-term debt	6	(12)
Proceeds from issuance of long-term debt	-	247
Principal payments and retirements of long-term debt	(355)	(506)
Proceeds from stock option plans	145	12
Purchases of Textron common stock	(191)	(64)
Dividends paid	(135)	(133)
Other financing activities, net	-	(8)
Net cash used by financing activities of continuing operations	(530)	(464)
Effect of exchange rate changes on cash and cash equivalents	5	11
Net cash provided (used) by continuing operations	189	(282)
Net cash provided by discontinued operations	12	186
Net increase (decrease) in cash and cash equivalents	201	(96)
Cash and cash equivalents at beginning of period	486	286
Cash and cash equivalents at end of period	$687	$190
Supplemental schedule of non-cash investing activities:
Capital expenditures financed through capital leases	$38	$11

17.

Note 15:     Segment Information

Textron has five reportable segments: Bell, Cessna, Fastening Systems, Industrial and Finance. Textron evaluates segment operating performance based on segment profit. Segment profit for manufacturing segments does not include interest, certain corporate expenses, special charges and gains and losses from the disposition of significant business units. The measurement for the Finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust, and excludes special charges.

A summary of continuing operations by segment for the three- and nine-month periods ended October 2, 2004 and September 27, 2003 is as follows:
	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
REVENUES
MANUFACTURING:
Bell	$570	$521	$1,664	$1,673
Cessna	699	516	1,617	1,679
Fastening Systems	454	404	1,445	1,280
Industrial	717	654	2,344	2,110
	2,440	2,095	7,070	6,742
FINANCE	129	136	400	418
Total revenues	$2,569	$2,231	$7,470	$7,160
SEGMENT OPERATING PROFIT
MANUFACTURING:
Bell	$59	$69	$182	$165
Cessna	82	31	148	156
Fastening Systems	1	10	45	49
Industrial	44	23	152	97
	186	133	527	467
FINANCE	28	24	95	70
Segment profit	214	157	622	537
Special charges	(18)	(42)	(103)	(94)
Segment operating income	196	115	519	443
Gain on sale of businesses	-	-	7	15
Corporate expenses and other, net	(30)	(19)	(101)	(81)
Interest expense, net	(23)	(26)	(73)	(72)
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	$143	$70	$352	$305

18.

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

During the third quarter, the economy continued to improve for most of Textron's end markets. Sales volumes in the manufacturing segments increased reflecting signs of solid recovery. Continued strength in orders for Citation business jets has sold out all planned production for 2004 deliveries at Cessna, and commercial helicopter orders at Bell have continued to be strong.

Segment profit for the third quarter of 2004 increased due to cost improvements from enterprise management initiatives, higher pricing and improved credit quality, which more than offset other factors affecting operating results, including increased costs for steel and steel components and lower pension income.

Consolidated Results of Continuing Operations

Revenues

Revenues were $2.6 billion in the third quarter of 2004, compared with $2.2 billion in 2003. The increase was largely driven by higher volume of $216 million in the Cessna, Industrial and Fastening Systems segments, favorable foreign exchange of $50 million in the Fastening Systems and Industrial segments, and $38 million related to the consolidation of CitationShares. Additionally, Bell segment revenues increased $49 million as $66 million of higher commercial revenue was partially offset by $17 million of lower U.S. Government revenue.

Revenues were $7.5 billion in the first nine months of 2004, compared with $7.2 billion in 2003. The increase was largely driven by favorable foreign exchange of $202 million and higher volume of $200 million in the Industrial and Fastening Systems segments, and $46 million of higher pricing in the manufacturing segments (including lower used aircraft overtrade allowances of $10 million at Cessna), partially offset by lower volume of $132 million at Cessna, principally due to production schedule changes in 2003 to reflect lower demand due to soft market conditions at that time, and lower revenue of $18 million in the Finance segment. Bell segment revenues decreased slightly as lower revenue of $47 million from the U.S. Government business was substantially offset by higher sales of $38 million in the commercial business.

Segment Profit

Segment profit was $214 million in the third quarter of 2004, compared with $157 million in 2003. The increase of $57 million was largely due to improved cost performance totaling $67 million, primarily at the Cessna and Industrial segments, a $53 million impact due to higher sales volume, over half of which was at Cessna, and $14 million of higher pricing in the manufacturing segments (including lower used aircraft overtrade allowances of $2 million at Cessna). These increases were partially offset by $71 million of inflation, including steel costs of $24 million.

Segment profit was $622 million for the first nine months of 2004, compared with $537 million in 2003. The increase of $85 million was due to improved cost performance totaling $222 million in the manufacturing segments and $46 million of higher pricing (including lower used aircraft overtrade allowances of $10 million at Cessna), partially offset by $166 million of inflation, including steel costs of $44 million.

19.

Special Charges

Special charges decreased to $18 million in the third quarter of 2004, compared with $42 million in the third quarter of 2003. This decrease was due to a $15 million charge in the third quarter of 2003 to write-off deferred issuance costs related to the redemption of Junior Subordinated Debentures and a $9 million decrease in restructuring costs.

Special charges increased to $103 million for the first nine months of 2004, compared with $94 million in 2003. This increase was primarily due to a $36 million increase in restructuring costs to $115 million for the first nine months of 2004, compared with $79 million in 2003. Restructuring costs increased largely due to a significant contract termination charge in the first quarter of 2004. This increase in restructuring costs was partially offset by a $12 million gain on the sale of Collins & Aikman common stock in 2004 and a $15 million charge in 2003 to write-off deferred issuance costs related to the redemption of Junior Subordinated Debentures.

Restructuring Program
To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001, and in October 2002, Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron's restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses, and streamlining of sales and administrative overhead. Under this restructuring program, Textron has reduced its workforce by approximately 11,000 employees from continuing operations and has closed 112 facilities, including 50 manufacturing plants, primarily in the Industrial and Fastening Systems segments. Excluding approximately 700 Trim employees, Textron expects a total reduction of about 11,000 employees from continuing operations, representing approximately 19% of its global workforce since the restructuring was first announced.

As of October 2, 2004, $504 million of cost has been incurred relating to continuing operations (including $11 million related to the divested Automotive Trim business ("Trim")), consisting of $250 million in severance costs, $112 million in asset impairment charges, $51 million in contract termination costs and $95 million in other associated costs, net of gains on sales of assets of $4 million. Textron estimates that approximately $62 million in additional program costs will be incurred primarily in the Fastening Systems and Industrial segments. In total, Textron estimates that the entire program cost for continuing operations will be within the range of $536 million to $561 million (including $11 million related to Trim) and will be substantially complete by the end of 2004.

Corporate Expenses and Other, Net

Corporate expenses and other, net were $30 million in the third quarter of 2004, compared with $19 million in 2003. The increase was primarily due to lower pension income of $3 million, increased spending on certain corporate initiatives of $2 million, a gain on life insurance settlements in 2003 of $2 million, higher directors and officers insurance premiums of $2 million and increased cost associated with implementation of the Sarbanes-Oxley Act of 2002 of $2 million.

Corporate expenses and other, net were $101 million for the first nine months of 2004, compared with $81 million in 2003. The increase was primarily due to lower royalty income of $7 million related to the Trim divestiture, higher directors and officers insurance premiums of $6 million, gains on life insurance settlements in 2003 of $5 million, increased cost associated with implementation of the Sarbanes-Oxley Act of 2002 of $3 million and increased cost related to certain corporate initiatives of $2 million.

20.

Income from Continuing Operations

Income from continuing operations was $103 million in the third quarter of 2004 compared with $47 million in 2003. The increase was primarily due to higher segment profit of $57 million, a $15 million charge to write off deferred issuance costs in 2003 and lower restructuring costs of $9 million, partially offset by higher corporate expenses and other, net of $11 million.

Income from continuing operations was $240 million in the first nine months of 2004, compared with $198 million in 2003. The increase was primarily due to the higher segment profit of $85 million, partially offset by increased corporate expenses and other, net of $20 million and higher special charges of $9 million.

The following items are considered by management to affect the comparability of operating results to normal ongoing operations:
	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Restructuring	$18	$27	$115	$79
Write-off of deferred issuance costs	-	15	-	15
Gain on sale of investment	-	-	(12)	-
Gain on sale of businesses	-	-	(7)	(15)
	18	42	96	79
Income tax benefit on above items	(4)	(8)	(18)	(21)
	$14	$34	$78	$58

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:
	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.9	2.3	1.9	2.3
ESOP dividends	(1.6)	(2.2)	(1.6)	(2.2)
Foreign tax rate differential	(2.6)	(1.4)	(2.6)	(1.4)
Export sales benefit	(1.1)	(1.5)	(1.1)	(1.5)
Other, net	(3.6)	0.7	0.2	(1.4)
Effective income tax rate	28.0%	32.9%	31.8%	30.8%

The full year 2004 effective income tax rate is expected to be approximately 31%.

Distributions on Preferred Securities of Subsidiary Trusts, Net of Income Taxes

In July 2003, Textron redeemed the $500 million Textron Capital I trust preferred securities. The redemption was mandatory following Textron's call of its 7.92% Junior Subordinated Deferrable Interest Debentures, which were held by the trust and also redeemed during the third quarter.

21.

Discontinued Operations

Discontinued operations for the first nine months of 2003 resulted in a net loss of $22 million, primarily due to a pre-tax asset impairment charge of $30 million at OmniQuip.

Outlook

Textron experienced continued improvements in sales volume in most of its businesses during the quarter, reflecting solid recovery in those end markets. Cessna has now sold out all planned production for Citation business jets in 2004 and has orders for over 80% of the 2005 delivery plan. Total 2004 revenues for Textron are expected to increase more than 4% compared with 2003 with total manufacturing margins continuing to improve due to the impact from the higher volumes and the benefits of restructuring and other cost reduction initiatives.

On June 30, 2004, Textron acquired an additional 25% interest in CitationShares, its joint venture with TAG Aviation USA ("TAG"), for cash and the assumption of debt guarantees previously provided by TAG. As a result of this transaction, Textron owns 75% of CitationShares and has consolidated its financial results prospectively as of June 30, 2004. CitationShares sells fractional share interests in business jets in addition to offering a non-equity jet card service. Due to the consolidation, Citation jet orders received from CitationShares, which amount to approximately $555 million at October 2, 2004, are excluded from Textron's backlog.

Segment Analysis

Bell Revenues

The Bell segment's revenues increased $49 million in the third quarter of 2004, compared with 2003, due to higher sales volume of $66 million in the commercial business, partially offset by lower revenue of $17 million in the U.S. Government business. Commercial revenues increased $53 million primarily due to higher sales volume of commercial helicopters, primarily the model 412, and $7 million of higher volume due to increased demand in the aircraft engine business. Government revenues decreased primarily due to lower revenue of $78 million on the V-22 program and lower sales of $10 million related to a contract for training aircraft completed in 2003. These decreases were partially offset by $37 million of higher air-launched weapon volume, $21 million of higher revenue on the H-1 upgrade program and $15 million in higher military spares volume. The lower V-22 revenue was primarily due to lower effort of $42 million on production lots three through six as these contracts near completion, and decreasing development activities of $28 million. Revenue for the development contracts and production lots one through six is recognized as costs are incurred. For production lots that began in 2003 and all subsequent production lots, Textron recognizes revenue on an as-delivered basis as discussed in Note 1 to the financial statements. This transition has resulted in lower overall V-22 production revenue as no units from these lots were delivered in the period.

The Bell segment's revenues decreased $9 million in the first nine months of 2004, compared with 2003, due to lower revenue of $47 million in the U.S. Government business, partially offset by higher commercial sales of $38 million. U.S. Government sales decreased primarily due to lower revenue of $129 million on the V-22 program, lower sales of $19 million related to a contract for training aircraft completed in 2003, and a $10 million reduction in revenue as a result of a tentative settlement with the U.S. Government (See Note 12 to the financial statements.) These decreases were partially offset by $33 million of higher military spares volume, increased sales of $33 million for air-launched weapons and higher H-1 revenue of $27 million. Commercial revenues increased primarily due to higher foreign military sales of $29 million and increased volume of $20 million in the aircraft engine business, partially offset by lower Huey II kit sales of $11 million.

22.

Bell Segment Profit

Segment profit decreased $10 million in the third quarter of 2004, compared with 2003, due to lower profit of $16 million in the U.S. Government business, partially offset by higher profit of $6 million in the commercial business. U.S. Government profit decreased primarily due to the $9 million impact of lower V-22 revenue and the $3 million impact of the lower training aircraft volume, partially offset by the $3 million impact of higher air-launched weapons sales. The higher commercial profit was primarily due to the $17 million impact of the higher commercial helicopter volume, partially offset by higher engineering expense of $4 million, $4 million of lower pension income and higher product liability insurance costs of $3 million.

Segment profit increased $17 million in the first nine months of 2004, compared with 2003, due to higher profit of $28 million in the commercial business, partially offset by $11 million in the U.S. Government business. Commercial profit increased primarily due to the $19 million benefit from higher commercial aircraft sales, the $17 million impact of the higher foreign military sales, the favorable resolution of a $6 million warranty issue and the $5 million favorable impact of a nonrecurring 2003 charge related to a recall, inspection and customer care program at the aircraft engine business. Profit in the U.S. Government business decreased primarily due to the $11 million impact of lower V-22 revenue and $10 million for a tentative settlement with the U.S. Government, partially offset by the $14 million impact of higher volume and a favorable mix on air-launched weapons and $5 million of higher spares profit.

Bell Backlog

Backlog at Bell Helicopter of $2.4 billion was down $51 million from the second quarter of 2004.

Cessna Revenues

The Cessna segment revenues increased $183 million in the third quarter of 2004, compared with 2003, primarily due to higher Citation business jet volume of $68 million, increased deliveries of $19 million for single engine aircraft, higher demand of $17 million for used aircraft and $8 million of higher pricing (including lower used aircraft overtrade allowances of $2 million). Additionally, sales increased $38 million as a result of the consolidation of CitationShares. During the third quarter, Citation jet deliveries increased to 47 jets, compared with 42 jets, in the third quarter of 2003. The increased deliveries of single engine aircraft in the third quarter were primarily the result of certification delays of the Garmin 1000 avionics in the second quarter.

The Cessna segment revenues decreased $62 million in the first nine months of 2004, compared with 2003, primarily due to lower Citation business jet volume of $175 million, principally due to the actions taken during 2003 to adjust production schedules to the decreased demand. This decrease was partially offset by the $38 million increase from the consolidation of CitationShares, $22 million of higher pricing and a $10 million benefit from lower used aircraft overtrade allowances. Jet deliveries were 117 in the first nine months of 2004, compared with 149 jets in the first nine months of 2003.

Cessna Segment Profit

Segment profit increased $51 million in the third quarter of 2004, compared with 2003, largely due to $33 million of improved cost performance, the $25 million benefit from the increased volume and $8 million of higher pricing (including lower used aircraft overtrade allowances of $2 million), partially offset by $16 million of inflation.

Segment profit decreased $8 million in the first nine months of 2004, compared with 2003, largely due to reduced margin of $57 million from lower volume and $47 million of inflation. These decreases were largely offset by improved cost performance of $57 million, $22 million of higher pricing, lower used aircraft valuation adjustments of $14 million, a $10 million benefit from lower used aircraft overtrade allowances and an $8 million benefit related to the expiration of prior year residual value guarantees. The benefit from lower used aircraft overtrade allowances and valuation adjustments were

23.

primarily due to fewer trade-ins and a stabilization in market values for used jets in 2004, in comparison with 2003 when market values were declining.

Cessna Backlog

Backlog from unaffiliated customers of $4.9 billion was up from $4.8 billion in the second quarter of 2004. A significant portion of Cessna's backlog represents orders from a major fractional shares aircraft operator.

Fastening Systems Revenues

During the first nine months of 2004, an increase in the global demand for steel resulted in significantly higher prices for materials used in the manufacturing process at Fastening Systems, a major supplier of steel fasteners. As a result, Fastening Systems took action to raise prices and impose surcharges on its steel products to mitigate the impact of higher raw material costs. There has been about a six-month lag between the cost increase and full implementation of the new pricing. These price increases for steel were partially offset by price concessions required to win new business and maintain existing customers.

The Fastening Systems segment revenues increased $50 million in the third quarter of 2004, compared with 2003, primarily due to higher volume of $27 million, largely due to improvements in its end markets, $17 million of favorable foreign exchange and the $6 million of higher pricing.

The Fastening Systems segment's revenues increased $165 million in the first nine months of 2004, compared with 2003, primarily due to higher volume of $93 million, largely due to improvements in many of its end markets, favorable foreign exchange of $74 million and $4 million of higher pricing.

Fastening Systems Segment Profit

Segment profit decreased $9 million in the third quarter of 2004, compared with 2003, primarily due to inflation of $28 million, partially offset by the $6 million of pricing, the $6 million contribution from the higher sales volume, $5 million of improved cost performance and $2 million of favorable foreign exchange. Overall improved cost performance of $18 million was partially offset by $13 million of launch costs related to plant consolidations. Inflation includes $18 million of higher steel prices, which were partially offset by $11 million in price increases and surcharges to customers.

Segment profit decreased $4 million in the first nine months of 2004, compared with 2003, primarily due to inflation of $57 million, partially offset by improved cost performance of $25 million, the impact of the higher sales volume of $17 million, favorable foreign exchange of $7 million and pricing of $3 million. Inflation includes $34 million of higher steel prices, which were partially offset by $18 million in price increases and surcharges to customers.

Industrial Revenues

The Industrial segment's revenues increased $63 million in the third quarter of 2004, compared with 2003, primarily due to higher sales volume in each of the divisions, except Fluid & Power, totaling $39 million and a favorable foreign exchange impact of $32 million, partially offset by $8 million related to the divesture of a non-core product line during the second quarter of 2004. The higher sales volume primarily reflects increased volume of $25 million at E-Z-GO and Jacobsen, and $12 million at Greenlee, largely due to growth in the electrical tools and instruments business.

The Industrial segment's revenues increased $234 million in the first nine months of 2004, compared with 2003, primarily due to a favorable foreign exchange impact of $128 million, higher sales volume of $107 million and higher pricing of $10 million, partially offset by $11 million related to the divesture of a non-core product line during the second quarter of 2004. The higher sales volume primarily reflects increases at Kautex, largely due to new product launches and growth in its international markets, and to a lesser degree increases at E-Z-GO and Greenlee in North America.

24.

Industrial Segment Profit

Segment profit increased $21 million in the third quarter of 2004, compared with 2003, primarily due to $19 million of improved cost performance, the $9 million impact of higher volume and $8 million in improved credit performance. These increases were partially offset by $16 million of inflation and the $3 million impact of the divestiture of a non-core product line.

Segment profit increased $55 million in the first nine months of 2004, compared with 2003, primarily due to $74 million of improved cost performance, the $18 million impact of higher volume, improved credit performance of $12 million, higher pricing of $10 million and lower fair market value adjustments of $9 million for used golf cars. These increases were partially offset by inflation of $41 million, lower profit of $19 million at a North American Kautex plant due to increased cost from manufacturing inefficiencies, and higher warranty costs of $7 million at Kautex.

Finance Revenues

Finance segment's revenues decreased $7 million in the third quarter of 2004, compared with 2003. The decrease was primarily due to lower finance charges and discounts of $6 million from lower average finance receivables of $135 million reflecting the continued liquidation of non-core assets.

The Finance segment's revenues decreased $18 million in the first nine months of 2004, compared with 2003. The decrease was primarily due to lower finance charges and discounts of $35 million from lower average finance receivables of $438 million as a result of continued liquidation of non-core assets. The decrease was partially offset by higher other income of $16 million, primarily due to higher securitization and syndication gains of $21 million.

Finance Segment Profit

Segment profit increased $4 million in the third quarter of 2004, compared with 2003, primarily due to a lower provision for loan losses of $4 million reflecting an improvement in portfolio quality.

Segment profit increased $25 million in the first nine months of 2004, compared with 2003, primarily due to a lower provision for loan losses of $20 million reflecting an improvement in portfolio quality.

Finance Portfolio Quality

The Finance segment's nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. Nonperforming assets decreased to $143 million in the third quarter of 2004, compared with $162 million at January 3, 2004 and $194 million at September 30, 2003, representing 2.29%, 2.80% and 2.94% of finance assets, respectively. The decrease from year-end reflected decreases of $6 million in aircraft finance, $5 million in golf finance and $5 million in liquidating portfolios, partially offset by a $3 million increase in the resort finance business, principally due to the land finance portfolio. The allowance for losses on receivables as a percentage of nonaccrual finance receivables was 76.7% at the end of the third quarter of 2004 compared with 78.4% at the end of 2003. Net charge-offs decreased $16 million and $25 million from the prior year three- and nine-month periods, primarily due to reduced charge-offs in non-core portfolios of $26 million and $37 million in the three- and nine-month periods. These decreases were partially offset by a $10 million and $28 million increase in the resort finance business in the three- and nine-month periods, respectively, primarily due to the charge-off of two accounts for which reserves had been previously provided.

25.

Special Charges by Segment

Special charges are summarized below by segment:
	Restructuring Expenses
(In millions)	Severance Costs	Contractual Obligations	Fixed Asset Impairments	Other Associated Costs	Total	Other Charges	Total Special Charges
Three Months Ended October 2, 2004
Bell	$ -	$ -	$ (1)	$ -	$ (1)	$ -	$ (1)
Cessna	-	-	-	-	-	-	-
Fastening Systems	2	4	1	6	13	-	13
Industrial	4	1	(1)	2	6	-	6
Corporate	-	-	-	-	-	-	-
	$ 6	$ 5	$ (1)	$ 8	$18	$ -	$18
Three Months Ended September 27, 2003
Bell	$ 2	$ -	$ -	$ -	$ 2	$ -	$ 2
Cessna	4	-	-	-	4	-	4
Fastening Systems	6	-	5	3	14	-	14
Industrial	1	-	2	4	7	-	7
Corporate	-	-	-	-	-	15	15
	$13	$ -	$ 7	$ 7	$ 27	$ 15	$42
Nine Months Ended October 2, 2004
Bell	$ -	$ -	$(1)	$ -	$(1)	$ -	$ (1)
Cessna	-	-	-	-	-	-	-
Fastening Systems	26	4	3	14	47	-	47
Industrial	15	37	12	5	69	-	69
Corporate	-	-	-	-	-	(12)	(12)
	$ 41	$ 41	$14	$19	$115	$(12)	$103
Nine Months Ended September 27, 2003
Bell	$ 2	$ -	$ -	$ -	$ 2	$ -	$ 2
Cessna	8	-	-	-	8	-	8
Fastening Systems	21	-	5	4	30	-	30
Industrial	13	-	10	13	36	-	36
Corporate	3	-	-	-	3	15	18
	$47	$ -	$15	$17	$79	$15	$94

Liquidity and Capital Resources

The Statements of Cash Flows for Textron Inc. and for the independent borrowing group, Textron Manufacturing, are provided on pages 4 and 16, respectively. Textron Manufacturing's operating cash flow includes dividends received from Textron Finance of $77 million and $49 million in the first nine months of 2004 and 2003, respectively. At October 2, 2004, Textron Finance had $1.7 billion in debt, $385 million in other liabilities and $57 million of deferred income taxes that are due within the next twelve months.

Textron Manufacturing's debt (net of cash) to total capital ratio as of October 2, 2004 was 21.8%, compared with 29.5% at January 3, 2004. Management targets a long-term debt-to-capital ratio in the mid-thirties for Textron Manufacturing.

The credit ratings for both borrowing groups are as follows: Standard & Poor's (A- long-term, A2 short-term, outlook stable), Moody's Investors Service (A3 long-term, P2 short-term, outlook stable) and Fitch Ratings (A- long-term, F2

26.

short-term, outlook stable). In August 2004, Moody's Investors Service and Fitch Ratings affirmed these long- and short-term debt ratings and upgraded their outlook to stable.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. Textron Manufacturing has primary revolving credit facilities of $1.25 billion, of which $1.0 billion will expire in 2007. In the first quarter of 2004, Textron Manufacturing renegotiated its $500 million credit facility to reduce it to $250 million and extended the expiration to March 2005. The $250 million facility includes a one-year term out option, effectively extending its expiration into 2006. Textron Finance also has bank lines of credit of $1.5 billion, of which $500 million expires in July 2005 and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2006. Neither Textron Manufacturing nor Textron Finance had used these lines of credit at October 2, 2004 or at January 3, 2004. During the first quarter of 2004, Textron Finance established an Australian dollar (AUD) 100 million committed credit facility that expires in 2005, of which AUD 85 million remained unused at October 2, 2004. At October 2, 2004, the lines of credit not reserved as support for commercial paper and letters of credit were $1.22 billion for Textron Manufacturing and $965 million for Textron Finance, compared to $1.5 billion and $966 million, respectively, at January 3, 2004.

Operating Cash Flows

Cash provided by operating activities of continuing operations totaled $848 million and $434 million for the first nine months of 2004 and 2003, respectively. Textron Manufacturing's cash flows for the first nine months of 2004 increased $505 million from the corresponding period in 2003, with income provided by continuing operations in 2004 representing a significant portion of the increase. Cash flows for the first nine months of 2004 include an $87 million increase in customer deposits primarily at Cessna and Bell, compared with a $36 million decrease in customer deposits in the corresponding period of 2003, primarily due to the delivery of aircraft at Bell. In addition, cash flows for the first nine months of 2003 were lower as a result of higher accounts receivable of $168 million at the end of the third quarter of 2003, reflecting the timing of collections and increases at Bell as efforts on the V-22 exceeded milestone payments. The increase at Textron Manufacturing was partially offset by a $63 million decrease at Textron Finance, primarily due to the timing of payments of accrued interest and other liabilities.

Investing Cash Flows

Cash used by investing activities of continuing operations totaled $701 million and $221 million in the first nine months of 2004 and 2003, respectively. The decrease in cash flows largely resulted from to an increase in finance receivable originations, net of cash collections, and a decrease in proceeds from receivable sales, including securitizations at Textron Finance. The reduction in proceeds is primarily attributable to franchise portfolio sales of $123 million in the first nine months of 2003 as well as a $75 million increase in the utilization of the distribution finance conduit in 2003 as compared to the corresponding period of 2004.

Financing Cash Flows

Cash used by financing activities of continuing operations totaled $199 million and $315 million in the first nine months of 2004 and 2003, respectively.

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $4 billion. Under this registration statement, Textron Finance issued $370 million of term notes during 2004. The proceeds from this issuance were used to refinance maturing debt. At October 2, 2004, Textron Finance had $3.3 billion available under this registration statement. Under a shelf registration statement filed with the Securities and Exchange Commission that became effective on August 4, 2004, Textron Manufacturing may issue public debt securities in one or more offerings up to a total maximum offering of $2 billion.

27.

Principal Payments and Retirements of Long-Term Debt and Junior Subordinated Debentures
In the first nine months of 2004 and 2003, Textron Manufacturing made principal payments of $355 million and $506 million, respectively. In 2003, these payments included the redemption of $500 million in Junior Subordinated Debentures, and in 2004, these payments included the settlement of a $300 million 6.375% note using cash and proceeds from commercial paper issuances. In the first nine months of 2004 and 2003, Textron Finance made principal payments of $624 million and $1.1 billion, respectively.

Stock Repurchases
In the first nine months of 2004 and 2003, Textron repurchased 3,531,100 and 1,951,100 shares of common stock, respectively, under its Board authorized share repurchase program for an aggregate cost of $210 million and $66 million, respectively. In October 2004, Textron's Board of Directors authorized a new 12-million-share repurchase program. This program supersedes Textron's previous authorization, under which less than one million shares remained.

Proceeds from the exercise of stock options increased $133 million to $145 million in the first nine months of 2004 as more options were exercised due to the increasing stock price.

Dividends
Textron's Board of Directors approved a quarterly dividend per common share of $.325 in each of the first three quarter of 2004 and 2003. Dividend payments to shareholders totaled $135 million and $133 million in the first nine months of 2004 and 2003, respectively. In October 2004, the Board of Directors authorized a $.10 per share increase in Textron's annualized common stock dividend, from $1.30 per share to $1.40 per share. The first increased dividend payment will be paid on January 3, 2005 to holders of record at the close of business on December 10, 2004.

Discontinued Operations Cash Flows

Cash provided by discontinued operations totaled $12 million and $16 for the first nine months of 2004 and 2003, respectively. In the first nine months of 2003, Textron Manufacturing had cash provided from the discontinued operations of OmniQuip of $186 million, which was partially offset by cash used by Textron Finance's discontinued small business direct portfolio totaling $170 million. Cash provided by Textron Manufacturing's discontinued operations included the proceeds from the sale of the OmniQuip business in the third quarter of 2003.

Off-Balance Sheet Arrangements

Textron Manufacturing enters into a forward contract in Textron common stock on an annual basis. The contract is intended to hedge the earnings and cash volatility of stock-based incentive compensation indexed to Textron stock. The forward contract requires annual cash settlement between the counter parties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. A cash payment was received of approximately $26 million on January 22, 2004 upon the settlement of the contract held at year-end. As of October 2, 2004, the contract was for approximately 2 million shares with a strike price of $57.51. The market price of the stock was $65.47 at October 2, 2004 resulting in a receivable of $15 million.

Textron Finance sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet and the proceeds received are used to reduce the recorded debt levels. Despite the reduction in the recorded balance sheet position, Textron Finance generally retains a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. Textron Finance utilizes these off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $302 million in the first nine months of 2004, compared with $538 million of proceeds in the corresponding period of 2003.

28.

Foreign Exchange Risks

Textron's financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For the first nine months of 2004, the impact of foreign exchange rate changes compared with 2003, increased revenues by approximately $202 million (2.8%) and increased segment profit by approximately $17 million (3.2%).

Critical Accounting Policies

At January 3, 2004, Textron had a prepaid benefit cost of approximately $892 million relating to past contributions to its plans and the recognized market gains on pension assets from earlier periods, primarily on plans covering employees in the U.S. In the event that the long-term market interest rates continue to fall below prior year levels resulting in a lower discount rate at year-end than the rate of 6.25% assumed at January 3, 2004, or if actual earnings on pension assets remain below the assumed rate of return of 8.9% or any other assumptions affecting the calculation of the plans' obligation change significantly, it is likely that the accumulated benefit obligation will exceed the actual plan assets for some of the plans at the end of 2004. For each plan affected, this would require a minimum pension liability adjustment to other comprehensive income. The minimum pension liability charge to equity is calculated for each plan separately and equals the difference between the accumulated benefit obligation, less the market value of the plan assets, plus the prepaid benefit cost, less unrecognized prior service costs, net of the income tax effect. This non-cash charge to equity is subject to annual evaluation and will be affected by actual earnings on plan assets, contributions to the plans, and actual experience different from actuarial assumptions. At October 2, 2004 and January 3, 2004, Textron's accrued minimum pension liability recorded in accumulated other comprehensive loss was $190 million ($132 million after-tax). Based on current interest rates and rates of return, management expects an additional after-tax charge to other comprehensive income could be up to $100 million for fiscal year 2004.

Forward-looking Information: Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers; (e) government funding and program approvals affecting products being developed or sold under government programs; (f) cost and delivery performance under various program and development contracts; (g) the adequacy of cost estimates for various customer care programs including servicing warranties; (h) the ability to control costs and successful implementation of various cost reduction programs; (i) the timing of certifications of new aircraft products; (j) the occurrence of slowdowns or downturns in customer markets to which Textron products are sold or supplied or where Textron Finance offers financing; (k) changes in aircraft delivery schedules or cancellation of orders; (l) the impact of changes in tax legislation; (m) the extent to which Textron is able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (n) Textron's ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (o) the availability and cost of insurance; (p) increases in pension expenses related to lower than expected asset performance or changes in discount rates; (q) Textron Finance's ability to maintain portfolio credit quality; (r) Textron Finance's access to debt financing at competitive rates; and (s) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies.

29.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in Textron's exposure to market risk during the first nine months of 2004. For discussion of Textron's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in Textron's Annual Report incorporated by reference in Form 10-K for the fiscal year 2003.

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

30.

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

As previously reported in Textron's Annual Report on Form 10-K for the fiscal year ended January 3, 2004, two identical lawsuits, purporting to be class actions on behalf of Textron benefit plans and participants and beneficiaries of those plans during 2000 and 2001, were filed in 2002 in the United States District Court in Rhode Island against Textron, the Textron Savings Plan and the Plan's trustee. A consolidated amended complaint alleges breach of certain fiduciary duties under ERISA, based on the amount of Plan assets invested in Textron stock during 2000 and 2001. The complaint seeks equitable relief and compensatory damages on behalf of various Textron benefit plans and the participants and beneficiaries of those plans during 2000 and 2001 to compensate for alleged losses relating to Textron stock held as an asset of those plans. Textron's Motion to Dismiss the consolidated amended complaint was granted on June 24, 2003. On May 7, 2004, the United States Court of Appeals for the First Circuit affirmed dismissal of all claims against the Plan's trustee and against the Plan itself, and also affirmed dismissal of certain other claims against Textron. However, the Court of Appeals ruled that plaintiffs should be permitted to attempt to develop their breach of fiduciary duty claims, and remanded those claims to the District Court. Textron's petition for rehearing en banc by the First Circuit Court of Appeals has been denied, and the matter has been sent back to the District Court for further proceedings. Textron believes the lawsuit is without merit and will continue to defend it vigorously.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASES OF EQUITY SECURITIES
	Total* Number of Shares Purchased	Average Price* Paid per Share (Excluding Commissions)	Total Number of** Shares Purchased as Part of Publicly Announced Plan	Maximum** Number of Shares that May Yet Be Purchased Under the Plan
July 4, 2004 - August 7, 2004	1,055,478	$61.46	1,053,600	1,695,301
August 8, 2004 - September 4, 2004	779,620	$63.17	774,900	920,401
September 5, 2004 - October 2, 2004	400,000	$63.73	400,000	520,401
Total	2,235,098	$62.46	2,228,500

*     In addition to repurchases under the repurchase plan, this column reflects the surrender of 6,598 shares of Textron common stock to pay the exercise price of employee stock options during the fiscal quarter ended October 2, 2004.

**     These shares were purchased pursuant to a plan authorizing the repurchase of up to 12 million shares of Textron common stock that had been announced on August 3, 2001, and had no expiration date. On October 21, 2004, Textron announced a new share repurchase plan under which Textron is authorized to repurchase up to 12 million shares of common stock. The new plan has no expiration date and supercedes the existing repurchase plan. No additional shares are eligible for repurchase under the previously existing plan, and as of October 21, 2004, 12 million shares are available for repurchase under the new plan.

31.
Item 6.	EXHIBITS
10.1

Amendment dated as of July 26, 2004, to the 364-day Credit Agreement dated as of July 28, 2003, among Textron Financial Corporation, the Banks party thereto, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

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

TEXTRON INC.
Date:	November 9, 2004	/s/R. L. Yates
R. L. Yates Vice President and Controller (principal accounting officer)

33.

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
10.1

Amendment dated as of July 26, 2004, to the 364-day Credit Agreement dated as of July 28, 2003, among Textron Financial Corporation, the Banks party thereto, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

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