Form 10-K
period 2005-01-01
TEXTRON INC
filed 2005-02-24
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

Commission File Number 1-5480

Textron Inc.

(Exact name of registrant as specified in charter)

Delaware	05-0315468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Westminster Street, Providence, R.I. 02903 (401) 421-2800
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock – par value 12 1/2¢ (135,156,872	New York Stock Exchange
shares outstanding at February 12, 2005);	Pacific Stock Exchange
Preferred Stock Purchase Rights	Chicago Stock Exchange

$2.08 Cumulative Convertible Preferred Stock,	New York Stock Exchange
Series A – no par value

$1.40 Convertible Preferred Dividend Stock, Series B	New York Stock Exchange
(preferred only as to dividends) – no par value

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes ☒.  No ☐.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of Textron’s most recently completed second fiscal quarter, July 3, 2004, was approximately $8,024,486,784. Textron has no non-voting common equity.

Portions of Textron’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2005, are incorporated by reference in Part III of this Report.

PART I

Item 1. Business of Textron

Textron Inc. is a global multi-industry company with more than 44,000 employees and operations in nearly 40 countries. Our business was founded in 1923 and reincorporated in Delaware on July 31, 1967. Today, we leverage our global network of aircraft, industrial and finance businesses to provide customers with innovative solutions and services.

Business Segments

We operate in five business segments – Bell, Cessna, Fastening Systems, Industrial and Finance. Our business segments include operations that are unincorporated divisions of Textron Inc. or its subsidiaries and others that are separately incorporated subsidiaries. A description of the business done and intended to be done by each of our business segments is set forth below. Financial information by business segment and geographic area appears in Note 18 of the consolidated financial statements on pages 67 through 69 of this Annual Report on Form 10-K.

Bell Segment	The Bell segment is composed of Bell Helicopter and Textron Systems.

Bell Helicopter

Bell Helicopter is one of the largest suppliers of helicopters, tiltrotors, and helicopter-related spare parts and services in the world.  Bell Helicopter manufactures for both military and commercial applications. Bell Helicopter’s revenues accounted for approximately 16%, 18% and 16% of our total revenues in 2004, 2003 and 2002, respectively.

Bell Helicopter supplies advanced military helicopters and support (including spare parts, support equipment, technical data, trainers, pilot and maintenance training, component repairs, aircraft modifications, contractor maintenance and field and product support engineering services) to the U.S. Government and to military customers outside the U.S. Bell Helicopter is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company, the only supplier of military tiltrotors. Bell Helicopter is teamed with The Boeing Company to develop, produce and support the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. Through Production Lot 9, the U.S. Government has issued contracts for 83 production V-22 aircraft. An expanded V-22 flight test program is ongoing in preparation for the Operational Evaluation (“OPEVAL”) that is scheduled to commence in the first half of 2005.

Bell Helicopter is nearing completion of the engineering and manufacturing development phase of the H-1 upgrade program for the U.S. Marine Corps. This program will produce an advanced attack and a utility model helicopter, the AH-1Z and UH-1Y, respectively, both of which are designed to have 84% parts commonality, which meets the U.S. Government’s intent to reduce operational life cycle costs. In December 2003, Bell Helicopter received a contract from the U.S. Government to furnish six UH-1Y aircraft and three AH-1Z aircraft for Low Rate Initial Production (“LRIP”) Lot 1. This contract includes an option to acquire additional aircraft for LRIP Lot 2, and this option may be exercised in early 2005.

Bell Helicopter is also a leading supplier of commercially certified helicopters to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue and emergency medical helicopter operators.

Bell Helicopter is a member of Bell/Agusta Aerospace Company, L.L.C., a joint venture with Agusta, a leading helicopter manufacturer based in Italy, for the design, manufacture, sale and customer support of a new medium twin-engine helicopter, the AB139, and a commercial tiltrotor, the BA609. The AB139 received IFR certification from the Italian airworthiness authorities in June 2003, and received U.S. Federal Aviation Administration certification in December 2004. Ground run testing of the BA609 commenced in December 2002 and the aircraft achieved its maiden flight on March 7, 2003, in helicopter mode. The aircraft is now undergoing manufacturing modification to add equipment and upgraded software for additional flight testing to be conducted beginning in 2005.

Bell Helicopter and AgustaWestland North America Inc. formed the AgustaWestlandBell Limited Liability Company (“AWB LLC”) in January 2004 for the joint design, development, manufacture, sale, customer training and product support of the US101 helicopter and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government. On January 28, 2005, Lockheed Martin, with AWB LLC as its principal subcontractor, was selected to design, develop, manufacture and support the Presidential helicopter for the U.S. Marine Corps Marine 1 Helicopter Squadron (VXX) Program. Bell Helicopter will assemble the production aircraft at its Assembly & Integration Center in Amarillo, Texas.

Bell’s helicopter business competes against a number of competitors based in the United States and other countries, and its spare parts business competes against numerous competitors around the world. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

Textron Systems

Textron Systems is a primary supplier to the defense and aerospace markets. Its principal strategy and focus are to address the emphasis being placed by the United States Department of Defense on network centric warfare and the leveraging of advances in information technology by focusing on the development and production of networked sensors, weapons and the associated algorithms and software. Textron Systems manufactures “smart” weapons, airborne and ground-based surveillance systems, aircraft landing systems, hovercraft, search and rescue vessels, armored vehicles and turrets, reciprocating piston aircraft engines, and aircraft and missile control actuators, valves and related components. Textron Systems is involved in supplying the U.S. Air Force with some of its premier smart weapons as prime contractor for the Sensor Fuzed Weapon (“SFW”) and is a subcontractor to The Boeing Company for tail actuation systems on the Joint Direct Attack Munition (“JDAM”). Textron Systems is a tier one supplier of unattended ground sensors and intelligent munitions systems for the U.S. Army’s Future Combat System. While Textron Systems sells most of its products directly to U.S. customers, it also sells an increasing number of products in over 35 other countries through a growing, global network of sales representatives and distributors.

Actuation products for the aerospace, defense and industrial markets are sold under trade names of HR Textron and APCO. Specialty marine, land vehicle, and turret products are sold under the trade names of Textron Marine & Land Systems and Cadillac Gage. The recognized need for armored vehicles for secure transport of United States and other armed forces has resulted in increased demand for the highly protected and cost effective vehicles offered by Textron Systems. Weapons, surveillance, and landing systems are sold under the Textron Systems name. Reciprocating piston aircraft engines are sold under the Lycoming name directly to general aviation airframe manufacturers and in the aftermarket through domestic and international distributors. Lycoming also is the exclusive supplier of engines for Cessna’s product line of new single engine aircraft.

Textron Systems competes against a number of competitors in the United States and other countries on the basis of technology, performance, price, quality and reliability, product support, installed base and reputation.

Cessna Segment

Based on unit sales, Cessna Aircraft Company is the world’s largest manufacturer of general aviation aircraft. Cessna currently has four major product lines: Citation business jets, single engine turboprop Caravans, Cessna single engine piston aircraft and after-market services. Revenues in the Cessna segment accounted for approximately 24%, 23% and 31% of our total revenues in 2004, 2003 and 2002, respectively.

The family of business jets currently produced by Cessna includes the Citation CJ1, Citation CJ2, Citation CJ3, Citation Bravo, Citation Encore, Citation XLS, Citation Sovereign and Citation X. The Citation X is the world’s fastest business jet with a maximum operating speed of Mach .92. By the end of 2004, Cessna had delivered its 4,250th business jet. Under development is the entry-level Citation Mustang, which will be built at Cessna’s plant in Independence, Kansas. First customer deliveries of the Citation CJ1+, an upgrade to the CJ1, are scheduled to commence in 2005, and customer deliveries of the Citation CJ2+, an upgrade to the CJ2, and the Mustang are scheduled to commence in 2006.

The Cessna Caravan is the world’s best selling utility turboprop. Through the end of 2004, more than 1,478 Caravans have been sold by Cessna since the first Caravan was delivered in 1985. Caravans are offered in four models: the Grand Caravan, the Super Cargomaster, the Caravan Floatplane and the Caravan 675. Caravans are used in the U.S. primarily to carry overnight express package shipments, and also are used for personal transportation. International uses of Caravans include commercial transportation, humanitarian flights, tourism and freight.

Cessna now has six models in its single engine piston product line: the four-place 172 Skyhawk, 172 Skyhawk SP, 182 Skylane and Turbo 182 Skylane, and the six-place 206 Stationair and T206 Turbo Stationair. In 2004, certification of the Garmin 1000 (“G1000”) avionics package was completed for all models other than the 172 Skyhawk, and aircraft deliveries commenced with the G1000 installed. Certification of the G1000 avionics package for the Skyhawk is expected in 2005. By the end of 2004, Cessna had delivered 5,582 single engine piston aircraft since deliveries were restarted in 1997, marking the delivery of the 150,000th single engine aircraft since Cessna aircraft production began. Reliability and product support are significant factors in the sale of these aircraft.

The Citation family of aircraft is currently supported by a total of 10 Citation Service Centers owned and operated by Cessna, along with authorized independent service stations and centers in more than 16 countries throughout the world. In 2004, Cessna opened new Citation Service Centers in Orlando, Florida, and Wichita, Kansas, increasing Cessna’s hangar capacity for aircraft service by 42%. The Wichita Citation Service Center is the world’s largest general aviation maintenance facility. The Cessna-owned Service Centers provide customers 24-hour service and maintenance. Cessna Caravan and single engine piston customers receive product support through independently owned service stations and 24-hour spare parts support through Cessna.

Cessna markets its products worldwide primarily through its own sales force, as well as through a network of authorized independent sales representatives, depending upon the product line. Cessna has several competitors in the business jet market. Cessna’s aircraft compete with other aircraft that vary in size, speed, range, capacity, handling characteristics and price.

Cessna engages in the business jet fractional ownership sales through a joint venture with TAG Aviation USA, Inc., a worldwide aircraft management and charter enterprise. This joint venture, called CitationShares, began in late 2000 and offers shares of Citation aircraft for operation in the entire contiguous United States. On June 30, 2004, Cessna acquired an additional 25% interest in CitationShares for a total ownership interest of 75%. CitationShares achieved Part 135 status and is currently offering its customers the ability to purchase jet aircraft charter time in advance through the Vector card program.

Fastening Systems Segment

Our Fastening Systems segment, Textron Fastening Systems (“TFS”), offers a full range of fastening technologies – which include fasteners, engineered assemblies and automation equipment – to global customers in the aerospace, automotive, computer, construction, electronics, electrical equipment, industrial equipment, non-automotive transportation, telecommunications and white good markets. Its customers are global and regional original equipment manufacturers, contract producers, component manufacturers and distributors. TFS provides products, services and solutions that simplify manufacturing processes and maximize efficiencies resulting in lower total system costs to its customers. Revenues of TFS accounted for approximately 19%, 18%, and 16% of our total revenues in 2004, 2003 and 2002, respectively.

TFS is headquartered in Troy, Michigan, and has facilities located in the following 17 countries: Australia, Austria, Brazil, Canada, China, France, Germany, Italy, Japan, Korea, Malaysia, Mexico, Singapore, Spain, Taiwan, the U.K. and the U.S.

TFS took significant steps in the completion of its global restructuring activity during 2004, including the consolidation of production from three plants in Michigan and Illinois, primarily into a refurbished 300,000 sq. ft. facility in Greenville, Mississippi. By October, the plant had begun production for customers.

Capping a sequence of new-product introductions, TFS launched the Intevia intelligent fastening technology through a license agreement with Telezygology Inc. (“TZ”), a wholly owned subsidiary of TZ Limited. The agreement provides TFS exclusive global rights to develop, commercialize and manufacture products using TZ-developed proprietary intelligent fastening technology.

TFS produces engineered threaded fasteners, fastening automation and installation tools, cold formed components, engineered and laser welded assemblies, blind fastening systems and metal stampings. TFS’ Full Service Provider approach integrates its product offering with supply chain management services such as vendor managed inventory programs, plant provider programs and global sourcing. TFS provides a wide range of design and engineering services to its customers, and also derives a portion of its revenue from licensing selected intellectual property assets to third parties.

TFS has hundreds of competitors in the global fastener market, in essentially three tiers: global multinationals with a global market presence, typically strong in a market or in one or more product lines; mid-sized regionals with some global activity but primarily focused on regional markets; and small local firms with a limited range within a particular product category. Competition is based primarily on price, quality, delivery, service, support and reputation. In addition, larger customers of fastening systems and engineered assemblies primarily tend to procure products and services from the larger suppliers. TFS’ broad range of products, customers and markets reduces its risk of a business loss that would have a material adverse effect on Textron.

Industrial Segment	The Industrial Segment is composed of our E-Z-GO, Jacobsen, Kautex, Greenlee and Fluid & Power businesses.

E-Z-GO

E-Z-GO designs, manufactures and sells golf cars and off-road utility vehicles powered by electric and internal combustion engines under the E-Z-GO name, as well as multipurpose utility vehicles under the E-Z-GO and Cushman brand names.

E-Z-GO’s commercial customers consist primarily of golf courses, resort communities and municipalities, as well as commercial and industrial users such as airports and factories. E-Z-GO’s off-road utility vehicles and golf cars are also sold into the consumer market. Sales are made through a network of distributors and directly to end users. Many of E-Z-GO’s sales are financed through Textron Financial Corporation.

E-Z-GO has two major competitors for golf cars and several other competitors for utility vehicles. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

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

Jacobsen has two major competitors for professional turf maintenance equipment and several other competitors for specialized industrial vehicles and professional lawn care machinery. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

Kautex

Kautex, headquartered in Bonn, Germany, is a leading global manufacturer of blow-molded fuel systems and other blow-molded parts for automobile original equipment manufacturers and other industrial customers. Kautex operates plants in all major markets around the world. Kautex is also a leading supplier of windshield and headlamp washer systems in the original equipment automobile market. In North America, Kautex also produces metal fuel fillers and engine camshafts for the automotive market and automatic assembly machines and systems, perishable tools and abrasives, and hydraulic components for industrial markets. In Germany, Kautex produces plastic containers and sheeting for household and industrial uses.

Revenues of Kautex accounted for approximately 15%, 15% and 12% of our total revenues in 2004, 2003 and 2002, respectively.

Kautex has a number of competitors worldwide, some of whom are owned by the automotive original equipment manufacturers that compose Kautex’s targeted customer base. Competition is typically based on a number of factors including price, quality, reputation, prior experience and available manufacturing capacity.

Greenlee

Greenlee consists of Greenlee, Klauke and Tempo. These companies manufacture powered equipment, electrical test and measurement instruments, hand and hydraulic powered tools, and electrical and fiber optic connectors under the Greenlee, Fairmont, Klauke and Tempo brand names. The products are principally used in the electrical construction and maintenance, telecommunications and plumbing industries, and are distributed through a global network of sales representatives and distributors, and also directly to home improvement retailers and original equipment manufacturers. The Greenlee businesses face competition from numerous manufacturers based primarily on price, quality, performance, reliability, delivery and reputation. On December 31, 2004, Textron entered into a joint venture, Rothenberger LLC, with Rothenberger AG to manufacture and sell plumbing tools in the U.S. and Canada. Through a series of transactions during 2004 and concluding in February 2005, Textron divested its InteSys Technologies business, a manufacturer of injection molded components and assemblies for telecommunications and other markets.

Fluid & Power

Fluid & Power consists of four business units: Engineered Products, Hydrocarbon Processing Products, Polymer Systems and Standard Products. Engineered Products designs and manufactures industrial gears, mechanical transmission systems, gear motors, and gear sets under the David Brown brand name. Hydrocarbon Processing Products designs and manufactures industrial pumps for the oil, gas, petrochemical and desalinization industries under the David Brown Union Pump and David Brown Guinard Pump brands. Polymer Systems designs and manufactures industrial pumps, extrusion equipment and screen changers for the polymer industry under the Maag brand name. Standard Products designs and manufactures industrial gears and gear sets, double enveloping worm gear speed reducers, screwjacks and hydraulic products under the Benzlers, Cone Drive, Radicon and David Brown Hydraulics brands. These products are sold to a variety of customers, including original equipment manufacturers, governments, distributors and end users. Fluid & Power faces competition from other manufacturers based primarily on price, quality, product support, performance, reliability, delivery and reputation.

Finance Segment		Our Finance segment consists of Textron Financial Corporation and its subsidiaries. Textron Financial Corporation is a diversified commercial finance company with core operations in six markets:

	•	Aircraft Finance provides financing for new and used Cessna business jets, Caravans and piston-engine airplanes, Bell helicopters and other general aviation aircraft;

	•	Asset-Based Lending provides asset-based loans to middle-market companies that manufacture or distribute finished goods and provides factoring arrangements for freight companies;

•

Distribution Finance offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products;

	•	Golf Finance makes mortgage loans for the acquisition and refinancing of golf courses and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment;

	•	Resort Finance extends loans to developers of vacation interval resorts, secured primarily by notes receivable and interval inventory; and

	•	Structured Capital engages in tax-oriented, long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

Textron Financial Corporation’s other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing offered through TBS Business Services, Inc.

Textron Financial Corporation’s financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial Corporation’s services are offered primarily in the United States and Canada. However, Textron Financial Corporation finances Textron products worldwide, principally Bell helicopters and Cessna aircraft.

In 2004, 2003 and 2002, Textron Financial Corporation paid Textron $0.9 billion, $0.9 billion and $1.0 billion, respectively, relating to the sale of manufactured products to third parties that were financed by Textron Financial Corporation. Textron also received proceeds in those years of $77 million, $56 million and $104 million from the sale of equipment from its manufacturing operations to Textron Financial for use under operating lease agreements.

The commercial finance environment in which Textron Financial Corporation operates is highly fragmented and extremely competitive. Textron Financial Corporation is subject to competition from various types of financing institutions, including banks, leasing companies, insurance companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry is primarily focused on price, terms, structure and service.

Textron Financial Corporation’s largest business risk is the collectibility of its finance receivable portfolio. See “Finance Portfolio Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 19 for a detailed discussion of the credit quality of this portfolio.

Backlog

U.S. Government backlog was $3.3 billion and $1.9 billion at the end of 2004 and 2003, respectively, including backlog at Bell Helicopter of $2.5 billion in 2004 and $1.2 billion in 2003. The increase in U.S. Government backlog is primarily related to approximately $1 billion of increased production contracts for the V-22. Approximately 97% of the 2004 backlog was funded at January 1, 2005. Unfunded backlog represents the award value of U.S. Government contracts received, generally related to cost-plus type contracts, in excess of the funding formally appropriated by the U.S. Government. The U.S. Government is obligated only up to the funded amount of the contract. Additional funding is appropriated as the contract progresses.

Commercial backlog from unaffiliated customers was $6.8 billion and $5.0 billion at the end of 2004 and 2003, respectively, including backlog at Cessna of $5.3 billion in 2004 and $3.9 billion in 2003. The increase in Cessna’s backlog is primarily related to increased orders for recently introduced Citation jet models, including XLS, CJ1+ and CJ2+ models. A significant portion of Cessna’s backlog represents orders from a major fractional jet customer. Orders from this fractional aircraft operator are included in backlog when the customer enters into a definitive master agreement and has established preliminary delivery dates for the aircraft. Preliminary delivery dates are subject to change through amendment to the master agreement. Final delivery dates are established approximately 12 to 18 months prior to delivery. Orders from other customers are included in backlog upon the customer entering into a definitive purchase order and receipt of required deposits.

The 2004 year-end backlog with the major fractional jet customer was approximately $1.3 billion. The major fractional jet customer also has an option to acquire 50 additional aircraft, which will be placed into backlog upon execution of a definitive master agreement and establishment of preliminary delivery dates. The remaining $4 billion of Cessna’s backlog at the end of 2004 is with other commercial customers covering a wide spectrum of industries. This backlog includes $0.6 billion in orders for the new Mustang aircraft that is scheduled to begin its first deliveries to customers in 2006.

Approximately 49% of our total backlog of $10.1 billion at January 1, 2005 represents orders which are not expected to be filled within our 2005 fiscal year.

U.S. Government Contracts

In 2004, 12% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government. U.S. Government business is subject to competition, changes in procurement policies and regulations, the continuing availability of Congressional appropriations, world events, and the size and timing of programs in which we may participate.

Our contracts with the U.S. Government generally may be terminated by the U.S. Government for convenience or default in whole or in part. If the U.S. Government terminates a contract for convenience, we normally will be entitled to payment for the cost of contract work performed before the effective date of termination plus reasonable profit on such work, adjusted to reflect any rate of loss had the contract been completed, plus reasonable costs of settlement of the work terminated. If, however, the U.S. Government terminates a contract for default, generally: (a) we will be paid the contract price for completed supplies delivered and accepted, an agreed upon amount for manufacturing materials delivered and accepted and for the protection and preservation of property, and for partially completed products accepted by the U.S. Government; (b) the U.S. Government will not be liable for our costs with respect to unaccepted items and will be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; and (c) we may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

Research and Development
Information regarding our research and development expenditures is contained in Note 17 to the consolidated financial statements on page 67 of this Annual Report on Form 10-K.

Patents and Trademarks

We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents have been of value in the past and are expected to be of value in the future. However, the loss of any single patent or group of patents would not, in our opinion, materially affect the conduct of our business.

We also own or license trademarks, trade names and service marks that are important to our business. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including : AB139; AB Benzlers; APCO; BA609; Bell Helicopter; Bob-Cat; Boesner; Brouwer; Brouwer RoboMax; Bunton; Cadillac Gage; Caravan 675; Caravan Floatplane; Cessna; Cessna Aircraft Company; Cessna Caravan; Cherry; Cherry Rivetless Nut Plate; Citation Bravo; Citation CJ1; Citation CJ1+; Citation CJ2; Citation CJ2+; Citation CJ3; Citation Encore; Citation Mustang; CitationShares; Citation Sovereign; Citation X; Citation XLS; Cone Drive; Cushman; David Brown; David Brown Guinard Pumps; David Brown Hydraulics; David Brown Union Pumps; E-Z-GO; Fairmont; Grand Caravan; Greenlee; HR Textron; Intevia; Jacobsen; Kautex; Klauke; Lycoming; M1117 Armored Security Vehicle; Maag; MagKnife; Maxibolt Plus; Radicon; Ransomes; Ryan; 172 Skyhawk; 172 Skyhawk SP; 182 Skylane; ST 4X4; 206 Stationair; Steiner; Super Cargomaster; T206 Turbo Stationair; Tempo; Textron; Textron Fastening Systems; Textron Financial Corporation; Textron Fluid & Power; Textron Marine & Land Systems; Textron Systems; Turbo 182 Skylane; V-22 Osprey; and Vector. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates, or joint ventures.

Environmental Considerations

Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental control facilities have not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 15 to the consolidated financial statements on pages 64 and 65 of this Annual Report on Form 10-K.

Employees
At January 1, 2005, we had approximately 44,000 employees.

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

Forward-Looking Information

Forward-looking Information: Certain statements in this report and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron’s customers or suppliers; (e) Textron’s ability to perform as anticipated and to control costs under contracts with the U.S. Government; (f) the U.S. Government’s ability to unilaterally modify or terminate its contracts with Textron for the Government’s convenience or for Textron’s failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar Textron as a contractor eligible to receive future contract awards; (g) changes in national or international funding priorities and government policies on the export and import of military and commercial products; (h) the adequacy of cost estimates for various customer care programs including servicing warranties; (i) the ability to control costs and successful implementation of various cost reduction programs; (j) the timing of certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied or where Textron Financial offers financing; (l) changes in aircraft delivery schedules or cancellation of orders; (m) the impact of changes in tax legislation; (n) the extent to which Textron is able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (o)Textron’s ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) Textron’s ability to realize full value of receivables and investments in securities; (q) the availability and cost of insurance; (r) increases in pension expenses related to lower than expected asset performance or changes in discount rates; (s) Textron Financial’s ability to maintain portfolio credit quality; (t) Textron Financial’s access to debt financing at competitive rates; (u) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (v) performance of acquisitions; and (w) the efficacy of research and development investments to develop new products.

Item 2. Properties

On January 1, 2005, we operated a total of 128 plants located throughout the U.S. and 86 plants outside the U.S. Of the total of 214 plants, we owned 128 and the balance were leased. In the aggregate, the total manufacturing space was approximately 29 million square feet.

In addition, we own or lease offices, warehouse and other space at various locations throughout the U.S. and outside the U.S. We consider the productive capacity of the plants operated by each of our business segments to be adequate. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put, and are substantially in regular use.

Item 3. Legal Proceedings

Two identical lawsuits purporting to be class actions were filed in 2002 in the United States District Court in Rhode Island against Textron and certain present and former officers of Textron and Bell Helicopter by Textron shareholders suing on their own behalf and on behalf of a purported class of Textron shareholders. A consolidated amended complaint alleges that the defendants failed to make certain accounting adjustments in response to alleged problems with Bell Helicopter’s V-22 and H-1 programs and that the company failed to timely write down certain assets of its OmniQuip unit. The complaint seeks unspecified compensatory damages. On June 15, 2004, the District Court ruled that the plaintiffs could not maintain the claims that were based on allegations relating to the H-1 program or to OmniQuip, and also ruled that all claims against one of the individual defendants should be dismissed. The lawsuit will continue with respect to the remaining claims. Textron believes the lawsuit is without merit and intends to continue to defend it vigorously.

Two identical lawsuits, purporting to be class actions on behalf of Textron benefit plans and participants and beneficiaries of those plans during 2000 and 2001, were filed in 2002 in the United States District Court in Rhode Island against Textron, the Textron Savings Plan and the Plan’s trustee. A consolidated amended complaint alleges breach of certain fiduciary duties under ERISA, based on the amount of Plan assets invested in Textron stock during 2000 and 2001. The complaint seeks equitable relief and compensatory damages on behalf of various Textron benefit plans and the participants and beneficiaries of those plans during 2000 and 2001 to compensate for alleged losses relating to Textron stock held as an asset of those plans. Textron’s Motion to Dismiss the consolidated amended complaint was granted on June 24, 2003. On May 7, 2004, the United States Court of Appeals for the First Circuit affirmed dismissal of all claims against the Plan’s trustee and against the Plan itself, and also affirmed dismissal of certain other claims against Textron. However, the Court of Appeals ruled that plaintiffs should be permitted to attempt to develop their breach of fiduciary duty claims, and remanded those claims to the District Court. Textron believes this lawsuit is without merit and intends to defend this action vigorously.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 25, 2005. All of our executive officers are members of our Management Committee and Transformation Leadership Team.

Name	Age	Current Position with Textron Inc.
Lewis B. Campbell	58	Chairman, President and Chief Executive Officer; Director
John D. Butler	57	Executive Vice President Administration and Chief Human Resources Officer
Ted R. French	50	Executive Vice President and Chief Financial Officer
Mary L. Howell	52	Executive Vice President Government, Strategy Development and International, Communications and Investor Relations
Terrence O’Donnell	60	Executive Vice President and General Counsel

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

Mr. O’Donnell joined Textron as Executive Vice President and General Counsel in March 2000. Mr. O’Donnell is a Senior Partner in the Washington, D.C.-based law firm of Williams & Connolly, which he first joined in 1977. From 1989 to 1992, he served as General Counsel of the Department of Defense.

PART II

Item 5. Markets for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our common stock is traded on the New York, Chicago and Pacific Stock Exchanges. At January 1, 2005, there were approximately 18,000 holders of Textron common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

2004	2003
High	Low	Dividends Per Share	High	Low	Dividends Per Share
First quarter	$58.28	$50.84	$0.325	$45.45	$26.85	$0.325
Second quarter	59.43	52.45	0.325	38.69	27.46	0.325
Third quarter	65.47	57.38	0.325	45.53	38.07	0.325
Fourth quarter	74.63	63.04	0.350	57.70	39.45	0.325

Issuer Repurchases of Equity Securities

Fourth Quarter	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Be Purchased Under the Plan
Month 1 (October 3, 2004 – November 6, 2004)	923,200	$68.26	923,200	11,076,800
Month 2 (November 7, 2004 – December 4, 2004)	959,200	$72.50	959,200	10,117,600
Month 3 (December 5, 2004 – January 1, 2005)	1,122,463	$73.03	1,121,100	**	8,996,500
Total	3,004,863	$71.39	3,003,500

*

On October 21, 2004, Textron’s Board of Directors authorized a new share repurchase plan under which Textron is authorized to repurchase up to 12 million shares of Textron common stock. Shares purchased since October 21, 2004 were purchased under this new plan. This new plan supercedes the previously existing plan. Prior to October 21, 2004, Textron was authorized to repurchase up to 12 million shares of Textron common stock under a plan that had been announced on August 3, 2001, and had no expiration date. Under this previously existing plan, there were no shares purchased during the period from October 3, 2004 through October 20, 2004, and no additional shares are eligible for repurchase.

**	Reflects the surrender of 1,363 shares of Textron common stock to pay the exercise price of employee stock options.

Item 6. Selected Financial Data

(Dollars in millions, except per share amounts and where otherwise noted)	2004	2003	2002	2001	2000
Revenues
Bell	$2,254	$2,348	$2,235	$2,243	$2,194
Cessna	2,473	2,299	3,175	3,043	2,814
Fastening Systems	1,924	1,737	1,650	1,679	1,996
Industrial	3,046	2,836	2,627	4,221	4,753
Finance	545	572	584	681	691
Total revenues	$10,242	$9,792	$10,271	$11,867	$12,448
Segment profit
Bell	$250	$234	$169	$93	$264
Cessna	267	199	376	344	300
Fastening Systems	53	66	72	70	192
Industrial	194	150	169	289	513
Finance	139	122	118	203	202
Total segment profit	903	771	904	999	1,471
Special charges	(131)	(152)	(131)	(141)	(483)
Total segment operating income	772	619	773	858	988
Gain on sale of businesses	—	15	25	342	—
Goodwill amortization	—	—	—	(86)	(83)
Corporate expenses and other, net	(149)	(119)	(114)	(152)	(164)
Interest expense, net	(95)	(98)	(108)	(162)	(152)
Income taxes	(155)	(112)	(176)	(287)	(295)
Distributions on preferred securities, net of income taxes	—	(13)	(26)	(26)	(26)
Income from continuing operations*	$373	$292	$374	$487	$268
Per share of common stock
Income from continuing operations – basic*	$2.72	$2.15	$2.69	$3.45	$1.86
Income from continuing operations – diluted*	$2.66	$2.13	$2.66	$3.40	$1.84
Dividends declared	$1.33	$1.30	$1.30	$1.30	$1.30
Book value at year-end	$26.91	$26.81	$24.87	$27.76	$28.24
Common stock price: High	$74.63	$57.70	$53.17	$59.89	$74.94
Low	$50.84	$26.85	$32.49	$31.65	$41.44
Year-end	$73.80	$57.19	$42.16	$42.40	$46.50
Common shares outstanding (In thousands):
Basic average	137,337	135,875	138,745	141,050	143,923
Diluted average**	140,169	137,217	140,252	142,937	146,150
Year-end	135,373	137,238	136,500	141,251	140,933
Financial position
Total assets	$15,875	$15,171	$15,672	$16,335	$16,370
Debt:
Textron Manufacturing	$1,791	$2,027	$1,708	$1,930	$2,080
Textron Finance	$4,783	$4,407	$4,840	$4,188	$4,667
Mandatorily redeemable preferred securities trusts:
Textron Manufacturing	$—	$—	$485	$485	$484
Textron Finance	$—	$26	$27	$28	$28
Shareholders’ equity	$3,652	$3,690	$3,406	$3,934	$3,994
Textron Manufacturing debt to total capital (net of cash)	25%	30%	36%	36%	36%
Investment data
Capital expenditures, including capital leases	$346	$323	$315	$523	$512
Depreciation	$338	$336	$330	$389	$372
Research and development	$594	$587	$583	$684	$721
Other data
Number of employees at year-end	44,000	42,000	47,000	50,000	68,000
Number of common shareholders at year-end	18,000	19,000	20,000	21,000	21,000

* Before cumulative effect of a change in accounting principle in 2002 and 2000

** Assumes full conversion of outstanding preferred stock and exercise of stock options

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Textron Inc. is a multi-industry company that leverages its global network of businesses to provide customers with innovative solutions and services in five business segments: Bell, Cessna, Fastening Systems, Industrial and Finance. Textron is known around the world for its powerful brands spanning the business jet, aerospace and defense, fastening systems, plastic fuel systems, golf car and turf-care markets, among others.

Economic conditions improved in 2004, with the majority of our end markets benefiting from the turnaround. Sales volumes in our manufacturing businesses reflected this recovery. Most notably, a steady flow of military orders at Bell resulted from increased spending in the defense sector, while Cessna saw a significant increase in new business jet orders as a result of improvements in the aircraft sector. In addition, our Finance segment experienced significant improvement in its portfolio credit quality with fewer charge-offs and a decrease in nonperforming assets.

Textron was, however, affected by commodity inflation in most of its businesses during 2004, including the sharp rise in steel prices which had an $81 million unfavorable impact, primarily in our Fastening Systems and Industrial segments. As a result of escalating steel prices, we took actions to raise prices and impose surcharges on many of our steel products, primarily in our Fastening Systems segment, to mitigate the impact of the higher material costs. While many of these actions were taken in 2004, we believe it will take a few quarters to determine what impact our pricing actions will have on our customers and volumes.

In addition to the higher commodity costs, pension expense increased $36 million. We were able to absorb the impact of these factors primarily as a result of our transformation strategy through ongoing cost-reduction initiatives, lean manufacturing, integrated supply chain and restructuring. We intend to continue to execute our transformation strategy and strengthen our portfolio through the divestiture of non-core businesses and strategic acquisitions to further position Textron to take advantage of the improved economic conditions.

Consolidated Results of Operations

2004 Revenues – $10.2 Billion	2004 Segment Profit* – $903 Million

*

Segment profit represents the measurement used by Textron to evaluate performance for decision-making purposes. Segment profit for manufacturing segments does not include interest expense, certain corporate expenses, special charges, and gains and losses from the disposition of significant business units. The measurement for the finance segment includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust, and excludes special charges.

Revenues

Revenues increased $450 million in 2004 primarily due to the favorable foreign exchange impact of $287 million, higher volume of $93 million in the manufacturing businesses, the additional revenue of $76 million from the consolidation of CitationShares and higher pricing of $45 million.

The decrease of $479 million in 2003 was primarily due to lower Citation business jet volume of $876 million at Cessna, due to a depressed market and the reduction of 2003 deliveries by a major fractional jet customer, and lower sales volume of $123 million at E-Z-GO and Jacobsen, due to a depressed golf market. These decreases were partially offset by a favorable foreign exchange impact of $313 million in the Industrial and Fastening Systems segments and increased volume of $131 million at Kautex.

Segment Profit

Segment profit increased $132 million in 2004 primarily due to $303 million in cost-reduction initiatives, a $77 million benefit from restructuring activities and $45 million of higher pricing. These increases were partially offset by inflation of $254 million.

The decrease of $133 million in 2003 was primarily due to lower profit of $177 million at Cessna and $52 million at E-Z-GO and Jacobsen largely due to lower sales. These decreases were partially offset by higher profit of $65 million at Bell primarily in its aircraft engine and commercial helicopter businesses due to certain costs incurred in 2002, as described in the Bell segment section.

Special Charges
Special charges are summarized below:

(In millions)	2004	2003	2002
Restructuring	$143	$137	$93
Unamortized issuance costs on preferred securities	—	15	—
Gain on sale of C&A common stock	(12)	—	—
C&A common stock impairment	—	—	38
Total special charges	$131	$152	$131

Restructuring Program

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001, and in October 2002 Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron’s restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses, and streamlining of sales and administrative overhead. Under this restructuring program, Textron has reduced its workforce by approximately 11,000 employees from continuing operations, representing approximately 19% of its global workforce since the restructuring was first announced. A total of 107 facilities have been closed under this program, including 45 manufacturing plants, primarily in the Industrial and Fastening Systems segments.

In total, Textron estimates that the entire program for continuing operations will be approximately $540 million (including $11 million related to the divested Automotive Trim business (“Trim”)). As of January 1, 2005, $519 million of cost has been incurred relating to continuing operations (including $11 million related to Trim), with $213 million in the Industrial segment, $219 million in the Fastening Systems segment, $38 million in the Cessna segment, $29 million in the Bell segment, $9 million in the Finance segment and $11 million at Corporate. Costs incurred through January 1, 2005 include $268 million in severance costs, $98 million in asset impairment charges (net of gains on the sale of fixed assets), $54 million in contract termination costs and $99 million in other associated costs.

Unamortized Issuance Costs

In July 2003, Textron redeemed its 7.92% Junior Subordinated Deferrable Interest Debentures due 2045. The debentures were held by Textron’s wholly owned trust, and the proceeds from their redemption were used to redeem all of the $500 million Textron Capital I trust preferred securities. Upon the redemption, $15 million of unamortized issuance costs were written off.

C&A Common Stock

During the second half of 2002, the Collins & Aikman Corporation common stock owned by Textron experienced a decline in market value. Textron acquired this stock as a result of the disposition of the Trim business to various operating subsidiaries of Collins & Aikman Corporation (collectively “C&A”). In December 2002, Moody’s Investor Services (“Moody’s”) lowered its liquidity rating of C&A. Due to this indicator and the extended length of time and extent to which the market value of the stock was less than the carrying value, Textron determined that the decline in the market value of the stock was other than temporary and wrote down its investment in the stock for a pre-tax loss of $38 million. Textron sold its remaining investment in C&A common stock for cash proceeds of $34 million and recorded a pre-tax gain of $12 million in the first quarter of 2004.

Corporate Expenses

Corporate expenses and other, net increased $30 million in 2004 primarily due to nonrecurring income in 2003 and increases in certain expenses in 2004. The nonrecurring income in 2003 included $7 million related to an expired royalty agreement and $7 million in proceeds from life insurance policies. In 2004, we also experienced higher premiums for Directors and Officers insurance of $6 million, provided $5 million in funding to Textron’s charitable trust and had $4 million in higher executive compensation primarily related to improved operating results.

Income from Continuing Operations

Fluctuations in income from continuing operations are primarily driven by segment profit changes as discussed above. In addition, Textron recorded certain items that affected the comparability of operating results in the last three years which are summarized in the table below:

(In millions)	2004	2003	2002
Special charges	$131	$152	$131
Gain on sale of businesses	—	(15)	(25)
	131	137	106
Income tax benefit on above items	(35)	(41)	(27)
	$96	$96	$79

Gain on sale of businesses includes a gain of $15 million on the sale of Textron’s remaining interest in an Italian automotive joint venture to C&A in 2003 and a $25 million gain in 2002 from transactions related to the divestiture of Trim.

Income Taxes
A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.6	2.3	1.8
Special foreign dividend	2.1	—	—
Permanent items from Trim divestiture	—	—	1.2
Favorable tax settlements	—	(3.1)	(2.1)
ESOP dividends	(1.6)	(2.2)	(3.1)
Foreign tax rate differential	(5.9)	(2.1)	(0.5)
Export sales benefit	(1.1)	(1.4)	(1.5)
Other, net	(0.7)	(1.6)	(0.2)
Effective income tax rate	29.4%	26.9%	30.6%

We expect our effective tax rate for 2005 will remain consistent with 2004.

Discontinued Operations

During the fourth quarter of 2004, Textron reached a final decision to sell the remainder of its InteSys operations. As a result of these actions, financial results of these businesses, net of income taxes, are now reported as discontinued operations. Discontinued operations also reflect the after-tax gain in the second quarter of 2004 from the sale of InteSys’ two Brazilian-based joint ventures. In the third quarter of 2003, Textron sold certain assets and liabilities related to its remaining OmniQuip business to JLG Industries, Inc. for $90 million in cash and a $10 million note that was paid in full in February 2004. In the fourth quarter of 2003, Textron Financial sold substantially all of its small business direct portfolio to MBNA America Bank, N.A. for $421 million in cash. The InteSys and OmniQuip businesses were previously reported within the Industrial segment and the small business direct portfolio was previously reported within the Finance segment.

Cumulative Effect of Change in Accounting Principle

During 2002, Textron recorded an after-tax transitional impairment charge of $488 million upon the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” as more fully discussed in Note 7 to the consolidated financial statements.

Outlook

We expect a modest increase in revenues in 2005 with higher revenue at Bell, Cessna and Finance, while the industrial businesses are expected to be relatively flat. At Bell, the expected revenue increase is primarily related to higher V-22 revenue from new production releases (recorded on an as-delivered basis), which is expected to more than offset lower engineering- and development-based revenues (recorded on a cost-incurred basis). At Cessna, we expect an increase in revenue due to higher sales of jets based on our current backlog. Overall segment profit and margins are expected to increase as Textron continues to realize the benefits of its cost-reduction initiatives and substantially completed restructuring program.

Textron’s commercial backlog from unaffiliated customers was $6.8 billion and $5.0 billion at the end of 2004 and 2003, respectively, and is primarily related to Cessna. U.S. Government backlog was $3.3 billion and $1.9 billion at the end of 2004 and 2003, respectively, which was substantially all in the Bell segment. See “Backlog” in Item 1. Business of Textron on page 6 for more information.

Segment Analysis

Bell	(Dollars in millions)	2004	2003	2002
	Revenues	$2,254	$2,348	$2,235
	Segment profit	$250	$234	$169
	Profit margin	11%	10%	8%
	Backlog	$3,775	$2,197	$1,815

Bell is a leading manufacturer of advanced military helicopters and tiltrotor aircraft for the U.S. Government and commercial helicopters for corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue and emergency medical customers. Additionally, Bell is a primary supplier of advanced weapon systems to meet the demanding needs of the aerospace and defense markets and the leading manufacturer of piston aircraft engines.

Bell Helicopter has two major programs with the U.S. Government – the V-22 and the H-1 Upgrade Program. The V-22 is the pioneer program for tiltrotor technology with a current requirement of 458 aircraft. Bell expects to receive authorization to proceed to full-rate production of the V-22 in 2005. The H-1 Upgrade Program is a major contract to remanufacture the U.S. Marine Corps’ fleet of AH-1W SuperCobra and UH-1N utility helicopters to an advanced configuration featuring common avionics and flight dynamics. Bell expects to receive authorization to proceed to full-rate production in 2006 for 100 UH-1N and 180 AH-1W helicopters. Bell currently has orders for six UH-1Y aircraft and three AH-1Z aircraft, and expects to begin deliveries in 2006.

Bell Helicopter continues to manufacture aircraft under the V-22 low-rate initial production releases that began prior to 2003. Revenues under those releases are recorded on a cost incurred basis primarily as a result of the significant engineering effort required over a lengthy period of time during the initial development phase in relation to total contract volume. Revenues for those releases are expected to decline through 2007 as the remaining effort is completed. The development effort was substantially complete for new production releases in 2003, and revenue on those releases will be recognized as units are delivered, which is expected to begin in 2005. Accordingly, during 2005, V-22 program revenues related to new production releases recorded on an as-delivered basis are expected to more than offset lower revenues associated with the diminishing development revenues recorded as costs are incurred.

During 2004, Bell Helicopter’s commercial business rebounded with increases in orders, deliveries and backlog. Bell continued to invest in commercial programs as evidenced by the significant progress made on the newly announced 429 light twin aircraft and other program upgrades in response to customer requests to improve speed, lower operating costs and reduce noise. In December 2004, the Bell/Agusta Aerospace Company, L.L.C. received U.S. Federal Aviation Administration certification of the AB139 helicopter.

Additionally, Textron Systems has received orders to deliver over 200 armored security vehicles (“ASV”) in 2005 with additional orders expected. Currently, production capacity is ramping up to meet these deliveries.

	Bell Revenues

The Bell segment’s revenues decreased $94 million in 2004, compared with 2003, due to lower revenue of $166 million in the U.S. Government business, partially offset by higher commercial sales of $72 million. U.S. Government sales decreased primarily due to lower revenue of $243 million on the V-22 program and lower sales of $30 million related to a contract for training aircraft completed in 2003. In addition, revenue was reduced by $11 million related to a final agreement with the U.S. Government to settle an overhead cost rate matter. These decreases in revenue were partially offset by $34 million of higher military spares volume, increased sales of $34 million for air-launched weapons and higher H-1 revenue of $34 million. Commercial revenues increased primarily due to higher foreign military sales of $64 million, increased volume in the aircraft engine business of $18 million and higher spares volume of $14 million. These increases were partially offset by lower Huey II kit sales of $16 million and lower sales of commercial aircraft of $6 million. The lower V-22 revenue was primarily due to lower effort of $170 million on production lots three through six as these contracts near completion and decreasing development activities of $98 million.

The Bell segment’s revenues increased $113 million in 2003, compared with 2002, due to higher U.S. Government revenue of $62 million primarily due to the ongoing development efforts on the V-22 program and higher foreign military sales volume of $35 million related to a contract that began shipments during the third quarter of 2002.

	Bell Segment Profit

Segment profit increased $16 million in 2004, compared with 2003, due to higher profit of $47 million in the commercial business, partially offset by the impact of lower revenue of $31 million in the U.S. Government business. Commercial profit increased primarily due to the $34 million impact of the higher foreign military sales, favorable cost performance in the commercial helicopter business of $31 million (including the favorable resolution of a $6 million warranty issue provided for in 2003), the $9 million benefit from a favorable mix of commercial aircraft and the $5 million favorable impact of a nonrecurring 2003 charge related to a recall, inspection and customer care program at the aircraft engine business, partially offset by higher engineering expenses of $28 million. Profit in the U.S. Government business decreased primarily due to the $20 million impact of lower V-22 revenue, an $11 million settlement with the U.S. Government and lower volume of training aircraft of $11 million, partially offset by the $10 million impact of higher volume of air-launched weapons.

Segment profit in 2003 was $65 million greater than in 2002 primarily because 2002 included $31 million of costs related to the recall, inspection and customer care programs at the aircraft engine business and higher profit of $22 million in the commercial helicopter business. The higher profit in the commercial helicopter business in 2003 was primarily due to lower receivable reserve provisions of $16 million and reduced pricing of $20 million in 2002 related to one commercial helicopter model.

	Bell Outlook

Bell’s revenues are expected to increase about 7% in 2005 largely due to higher V-22 and ASV deliveries. V-22 revenue is expected to increase as deliveries of new production releases (recorded on an as-delivered basis) are expected to more than offset lower engineering- and development-based revenues (recorded on a cost-incurred basis). Margins are expected to remain relatively consistent as a result of ramp up costs for V-22 production.

Cessna	(Dollars in millions)	2004	2003	2002
	Revenues	$2,473	$2,299	$3,175
	Segment profit	$267	$199	$376
	Profit margin	11%	9%	12%
	Backlog	$5,352	$3,947	$4,474

Cessna is a leading manufacturer of general aviation aircraft and the largest manufacturer of light and mid-sized business jets. Cessna provides dependable aircraft and premier service to corporate customers in over 75 countries. Cessna also participates in the fractional jet ownership business through its sales to a major fractional jet customer, as well as through CitationShares, Textron’s joint venture with Tag Aviation USA, Inc. During 2004, the economy strengthened after a prolonged downturn, leading to a significant increase in business jet and single engine aircraft orders. At the same time, Cessna also realized the benefit of its continued strategy of investment in new product development, receiving FAA certification for the Citation XLS, Sovereign and CJ3 business jets and introducing upgrades to the CJ1 and CJ2, the CJ1+ and the CJ2+.

	Cessna Revenues

The Cessna segment’s revenues increased $174 million in 2004, compared with 2003, primarily due the $76 million increase from the consolidation of CitationShares, $39 million of higher pricing and a $12 million benefit from lower used aircraft overtrade allowances. Citation business revenue jet deliveries were 179 in 2004, compared with 194 jets in 2003.

The Cessna segment’s revenues decreased $876 million in 2003, compared with 2002, due to lower Citation business jet volume (194 revenue jet deliveries in 2003, compared with 306 in 2002). Lower used aircraft volume of $87 million and lower Caravan volume of $32 million as a result of lower demand were essentially offset by higher spare parts and service volume of $48 million, higher pricing of $45 million related to the last remnants of introductory pricing on certain business jet models and a $27 million benefit from lower used aircraft overtrade allowances.

	Cessna Segment Profit

Segment profit increased $68 million in 2004, compared with 2003, largely due to $85 million of improved cost performance, $39 million of higher pricing, $18 million of lower used aircraft valuation adjustments, a $12 million benefit from lower used aircraft overtrade allowances and an $8 million benefit related to the expiration of prior year residual value guarantees, partially offset by

$70 million of inflation and the unfavorable impact of lower business jet volume and unfavorable mix of $20 million. The benefit from lower used aircraft overtrade allowances and valuation adjustments was primarily due to fewer trade-ins and a stabilization in market values for used jets in 2004.

Segment profit decreased $177 million in 2003, compared with 2002, primarily due to reduced margin of $305 million from lower sales volume and inflation of $67 million, partially offset by improved cost performance of $125 million and higher pricing of $45 million related to the last remnants of introductory pricing on certain business jet models and a $27 million benefit from lower used aircraft overtrade allowances.

	Cessna Outlook

We expect Cessna’s revenues to increase in 2005 due to higher sales of jets based on our current backlog. Margins are also expected to increase primarily as a result of the higher business jet volume. Cessna plans to continue its investment in new products such as the CJ1+, CJ2+ and Mustang, broadening its product line to take advantage of the improving business jet market.

Fastening Systems	(Dollars in millions)	2004	2003	2002
	Revenues	$1,924	$1,737	$1,650
	Segment profit	$53	$66	$72
	Profit margin	3%	4%	4%

Textron Fastening Systems is one of the world’s largest providers of integrated fastening systems solutions and offers a full range of fastening technologies, including fasteners, engineered assemblies and automation equipment. Major markets served include aerospace, automotive, computer, construction, electronics, electrical equipment, industrial equipment, non-automotive transportation, telecommunications and white good markets. These markets are highly competitive, and suppliers are often required to make price concessions to win new business and maintain existing customers. Consequently, significant cost reductions are required not only to offset inflation and price concessions, but also to improve margins.

During 2004, an increase in the global demand for steel resulted in significantly higher prices for materials used in the manufacturing process at Fastening Systems, a major supplier of steel fasteners. As a result, Fastening Systems took action to raise prices and impose surcharges on its steel products to mitigate the impact of higher raw material costs. There has been about a six-month lag between the increases in cost and full implementation of the new customer pricing programs. These price increases for steel have been partially offset by price concessions required to win new business and retain existing customers.

	Fastening Systems Revenues

The Fastening Systems segment’s revenues increased $187 million in 2004, compared with 2003, primarily due to favorable foreign exchange of $116 million, higher volume of $57 million, largely due to improvements in many of its end markets, and $20 million of higher pricing. The Fastening Systems segment’s revenues increased $87 million in 2003, compared with 2002, primarily due to a favorable foreign exchange impact of $128 million, reflecting a weak U.S. dollar, partially offset by higher pricing concessions of $13 million in 2003 and lower volume primarily in the European industrial markets.

	Fastening Systems Segment Profit

Segment profit decreased $13 million in 2004, compared with 2003, primarily due to inflation of $88 million, partially offset by improved cost performance of $35 million, pricing of $20 million, the impact of the higher sales volume of $10 million and favorable foreign exchange of $10 million. Inflation includes $62 million of higher steel prices, which were partially offset by $35 million in price increases and surcharges to customers. Segment profit in 2003 remained relatively flat with some deterioration, compared with 2002, reflecting the soft demand for the segment’s products and higher pricing concessions of $13 million.

	Fastening Systems Outlook

We expect revenues at Fastening Systems will remain relatively flat in 2005 with a slight improvement in profit margin as we begin to realize the full benefit of our substantially completed restructuring program and other process improvements.

Industrial	(Dollars in millions)	2004	2003	2002
	Revenues	$3,046	$2,836	$2,627
	Segment profit	$194	$150	$169
	Profit margin	6%	5%	6%

The Industrial segment is composed of five businesses, including E-Z-GO, Jacobsen, Kautex, Greenlee and Fluid & Power. Through these businesses, the segment provides its customers with innovative solutions and services, including golf cars and turf-care equipment, plastic fuel systems, wire and cable installation equipment, and industrial pumps and gears. These markets are highly competitive and price sensitive. Consequently, significant cost reductions are required not only to offset inflation and price concessions but also to improve margins.

	Industrial Revenues

The Industrial segment’s revenues increased $210 million in 2004, compared with 2003, primarily due to a favorable foreign exchange impact of $167 million and higher sales volume of $61 million, partially offset by $17 million related to the divestiture of a non-core product line during the second quarter of 2004. The higher sales volume primarily reflects an increase of $44 million at Kautex, largely due to new product launches and growth in its international markets, and to a lesser degree increases of $18 million and $12 million at E-Z-GO and Jacobsen, respectively.

The Industrial segment’s revenues increased $209 million in 2003, compared with 2002, primarily due to a favorable foreign exchange impact of $185 million and higher sales volume of $131 million at Kautex as a result of new product launches and a continued strong automotive market. These increases were partially offset by lower sales volume of $123 million at E-Z-GO and Jacobsen, reflecting reduced demand that was largely attributable to a depressed golf market.

	Industrial Segment Profit

Segment profit increased $44 million in 2004, compared with 2003, primarily due to $92 million of improved cost performance, improved credit performance of $16 million, the favorable foreign exchange impact of $13 million, the $10 million impact of higher volume and lower fair market value adjustments of $8 million for used golf cars. These increases were partially offset by inflation of $59 million and lower profit of $24 million at a North American Kautex plant due to increased costs from manufacturing inefficiencies.

Segment profit decreased $19 million in 2003, compared with 2002, primarily due to lower profit of $52 million at E-Z-GO and Jacobsen, due to lower sales as a result of the depressed golf market, the impact of adjusting production schedules to the lower demand and $12 million in higher bad debt provisions as a result of a financially weakened customer base. This decrease was partially offset by $33 million related to improved results in each of the other businesses primarily as a result of improved cost performance.

	Industrial Outlook

Industrial revenues are expected to remain flat in 2005, with slightly lower revenues at Kautex, as a result of model changeovers, expected to be offset with modest growth in the remaining businesses. Segment margins are forecasted to increase to about 7%, as the segment continues to realize the benefit of its substantially completed restructuring program and other process improvements.

Finance	(Dollars in millions)	2004	2003	2002
	Revenues	$545	$572	$584
	Segment profit	$139	$122	$118
	Profit margin	26%	21%	20%

The Finance segment is a diversified commercial finance business with core operations in aircraft finance, asset-based lending, distribution finance, golf finance, resort finance and structured capital. Its financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Within these core operations, this segment also provides financing programs for products manufactured by Textron. In 2004, management continued its focus on growing its core business while liquidating non-core assets.

	Finance Revenues

The Finance segment’s revenues decreased $27 million in 2004, compared with 2003. The decrease was primarily due to lower finance charges and discounts of $35 million, largely due to the continued liquidation of non-core assets resulting in lower average finance receivables of $269 million, and a reduction of discount earnings in the distribution finance business. The decrease was partially offset by higher securitization gains of $13 million, primarily due to improved yield, and $20 million from an increase in average finance receivables sold to the distribution finance revolving conduit, partially offset by a $6 million reduction in resort finance gains.

The Finance segment’s revenues decreased $12 million in 2003, compared with 2002, primarily due to lower finance charges and discounts of $9 million from lower average finance receivables and a decline in syndication income due to a nonrecurring gain in 2002 of $9 million on the sale of a franchise finance portfolio.

Finance Segment Profit

Segment profit increased $17 million in 2004, compared with 2003, primarily due to a $23 million decrease in the provision for loan losses, reflecting an improvement in portfolio quality, partially offset by lower net interest margin of $10 million.

Segment profit increased $4 million in 2003, compared with 2002, primarily due to a lower provision for loan losses of $30 million ($81 million in 2003 vs. $111 million in 2002), partially offset by higher operating expense of $26 million. The 27% decrease in the provision for loan losses reflects an improvement in portfolio quality as measured by improvements in nonperforming assets as discussed below and, to a lesser extent, declining portfolio growth. The higher operating expense includes $12 million in higher legal and collection expense primarily related to the continued resolution of nonperforming accounts and the accrual of settlement costs associated with litigation during 2003.

Finance Portfolio Quality
The following table presents information about the credit quality of the Finance segment’s portfolio:

(In millions, except for ratios)	2004	2003	2002
Provision for loan losses	$58	$81	$111
Nonperforming assets	$140	$162	$214
Ratio of nonperforming assets to total finance assets	2.18%	2.80%	3.41%
Allowance for losses on finance receivables recorded on balance sheet	$99	$119	$145
Ratio of allowance for losses on receivables to nonaccrual finance receivables	83.7%	78.4%	81.7%
Net charge-offs	$79	$117	$103
60+ days contractual delinquency as a percentage of finance receivables	1.47%	2.39%	2.86%

During the last two years, the Finance segment has experienced improvements in portfolio quality as indicated by improved credit quality measures and a lower provision for losses. The improvements in credit quality were evident through lower nonperforming asset levels and 60+ days contractual delinquency.

Textron Finance’s nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. Nonperforming assets for each of the last three year-ends by business are as follows:

(In millions)	2004	2003	2002
Resort finance	$53	$55	$45
Aircraft finance	12	26	34
Golf finance	26	22	15
Distribution finance	5	11	21
Asset-based lending	7	6	13
Other	37	42	86
Total nonperforming assets	$140	$162	$214

We believe that nonperforming assets will generally be in the range of 2% to 4% of finance assets depending on economic conditions. Textron Finance experienced significant improvement in total nonperforming assets with a $22 million decrease in 2004 and a $52 million decrease in 2003. The decrease in 2004 was primarily attributable to the core businesses, including $14 million in aircraft finance and $6 million in distribution finance, largely related to improved general economic conditions. Excluding an increase of $13 million in nonperforming assets related to one customer within its golf mortgage portfolio, the golf finance business experienced improvements of $7 million in its golf mortgage portfolio and $2 million in its golf equipment finance portfolio. The non-core businesses within the other line continued to decrease with a $5 million reduction in telecommunications, $10 million in media finance and $7 million in other liquidating portfolios, partially offset by a $22 million increase in franchise finance primarily related to one customer. These non-core businesses continue to compose a disproportionate amount of Textron Finance’s nonperforming assets accounting for 27% of total nonperforming assets, while composing only 7% of the total finance assets at January 1, 2005. Overall, we expect continued modest improvement as these portfolios liquidate.

	Finance Outlook
	In 2005, we expect the Finance segment’s profit to increase primarily as a result of improved interest margin due to higher average finance receivables and lower relative borrowing costs.

Special Charges	Special charges are more fully discussed on page 13 and are summarized below by segment:
by Segment

		Restructuring Expense
	(In millions)	Severance Costs	Contract Terminations	Fixed Asset Impairments	Other Associated Costs	Total	Other Charges	Total Special Charges
	2004
	Bell	$—	$—	$(1)	$—	$(1)	$—	$(1)
	Cessna	—	—	—	—	—	—	—
	Fastening Systems	37	7	9	19	72	—	72
	Industrial	28	37	1	6	72	—	72
	Finance	—	—	—	—	—	—	—
	Corporate	—	—	—	—	—	(12)	(12)
		$65	$44	$9	$25	$143	$(12)	$131
	2003
	Bell	$2	$—	$—	$—	$2	$—	$2
	Cessna	8	—	1	—	9	—	9
	Fastening Systems	34	—	34	7	75	—	75
	Industrial	17	2	10	13	42	—	42
	Finance	4	—	2	—	6	—	6
	Corporate	3	—	—	—	3	15	18
		$68	$2	$47	$20	$137	$15	$152
	2002
	Bell	$4	$—	$1	$1	$6	$—	$6
	Cessna	23	—	2	4	29	—	29
	Fastening Systems	12	2	4	4	22	—	22
	Industrial	14	2	6	13	35	—	35
	Finance	—	—	—	—	—	—	—
	Corporate	1	—	—	—	1	38	39
		$54	$4	$13	$22	$93	$38	$131

Liquidity & Capital Resources

Textron’s financings are conducted through two borrowing groups: Textron Manufacturing and Textron Finance. This framework is designed to enhance Textron’s borrowing power by separating the Finance segment. Textron Manufacturing consists of Textron Inc., the parent company, consolidated with the entities that operate in the Bell, Cessna, Fastening Systems and Industrial business segments, whose financial results are a reflection of the ability to manage and finance the development, production and delivery of tangible goods and services. Textron Finance consists of Textron’s wholly owned commercial finance subsidiary, Textron Financial Corporation, consolidated with its subsidiaries. The financial results of Textron Finance are a reflection of its ability to provide financial services in a competitive marketplace, at appropriate pricing, while managing the associated financial risks. The fundamental differences between each borrowing group’s activities result in different measures used by investors, rating agencies and analysts.

A portion of Textron Finance’s business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing’s Bell, Cessna and Industrial segments. The cash flows related to these captive financing activities are reflected as operating activities (by Textron Manufacturing) and as investing activities (by Textron Finance) based on each group’s operations. These captive financing transactions have been eliminated and cash from customers or from securitizations is recognized in operating activities within the consolidated statement of cash flows when received.

Textron Inc. provides a support agreement to Textron Finance that requires Textron Inc. to maintain 100% ownership of Textron Finance. The agreement also requires Textron Finance to maintain fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. Textron Finance’s bank agreements prohibit the termination of the support agreement.

Textron’s financial position continued to be strong at the end of 2004 and included cash and cash equivalents of $732 million, compared with $838 million at the end of 2003. During 2004, cash flows from operations were the primary source of funds for the operating needs, restructuring activities, dividends and capital expenditures. Management analyzes operating cash flows for Textron Manufacturing by tracking free cash flow, which is calculated using net cash provided by operating activities, adding back after-tax cash used for restructuring activities and proceeds on the sale of fixed assets, then subtracting capital expenditures, including those financed with capital leases.

Operating Cash Flows

(In millions)	2004	2003	2002
Consolidated	$949	$985	$676
Textron Manufacturing	$973	$691	$481
Textron Finance	$161	$242	$198

On a consolidated basis, operating cash flows have remained fairly consistent over the past two years.Textron Manufacturing’s operating cash flows have increased significantly over the past two years, reflecting improved operating performance and enterprise management initiatives. The $282 million increase in Textron Manufacturing’s operating cash flows is largely due to a decrease in working capital of $205 million in 2004, compared with a $65 million increase in working capital in 2003. A significant portion of this decrease was due to an increase in customer deposits in the Bell and Cessna segments largely due to an increase in orders for jets and commercial helicopters. Textron Manufacturing’s operating cash flows include after-tax cash used to finance Textron’s restructuring program totaling $67 million in 2004, $54 million in 2003 and $57 million in 2002. Operating cash flows in 2003 included a $109 million tax refund received in 2003.

Investing Cash Flows

(In millions)	2004	2003	2002
Consolidated	$(844)	$(65)	$(734)
Textron Manufacturing	$(202)	$(210)	$324
Textron Finance	$(756)	$272	$(1,008)

On a consolidated basis, investing cash flows are largely driven by Textron Finance. Textron Finance increased its use of cash for investing activities primarily due to a $768 million decrease in proceeds from the sale of finance receivables and securitizations and a $227 million increase in finance receivable originations, net of repayments. The reduction in proceeds from receivable sales was largely attributable to the sale of a small-ticket equipment portfolio in 2003 for $329 million, a $130 million increase in the utilization of the distribution finance conduit and franchise portfolio sales of $123 million in 2003. The significant increase in 2003 was primarily due to a $389 million decrease in finance receivable originations, net of repayments, $196 million in higher proceeds from finance receivable sales and a nonrecurring $510 million repayment in 2002 of an advance made to Textron Manufacturing.

Excluding the nonrecurring repayment in 2002 of an advance of $510 million from Textron Finance, Textron Manufacturing’s use of cash for investing activities has been fairly consistent and is largely driven by capital expenditures. Capital expenditures for Textron Manufacturing totaled $334 million in 2004, $306 million in 2003 and $298 million in 2002, including expenditures purchased through capital leases of $44 million in 2004, $26 million in 2003 and $23 million in 2002.

Textron Finance’s investing activities include $892 million, $886 million and $969 million in non-cash activity for finance receivables originated in connection with the sale of inventory in 2004, 2003 and 2002, respectively. Cash received from customers and securitizations related to the sale of inventory is also included within Textron Finance’s investing activities totaling $727 million, $972 million and $1,059 million, in 2004, 2003 and 2002, respectively. Within the consolidated statement of cash flows these amounts have been eliminated from investing activities and are recorded as a net amount in operating cash flows under the caption “Captive finance receivables, net.”

Financing Cash Flows

(In millions)	2004	2003	2002
Consolidated	$(276)	$(746)	$36
Textron Manufacturing	$(708)	$(469)	$(803)
Textron Finance	$361	$(354)	$786

On a consolidated basis, the changes in financing cash flows over the past few years are largely driven by changes in the cash flows for Textron Finance. The increase in cash provided by financing activities in 2004 at Textron Finance is primarily due to a net increase in commercial paper and other short-term debt to fund asset growth. The cash used in 2003 primarily relates to the pay-down of commercial paper and other short-term debt from the proceeds received from finance receivable sales. In addition, in 2003, under new and existing shelf registration statements, Textron Finance issued $1.2 billion of term notes, primarily in U.S. and Canadian markets. In 2002, Textron Finance issued $2.0 billion of term notes to refinance maturing term debt and to repay the 2001 advance of $510 million from Textron Manufacturing.

During 2004, Textron Manufacturing repaid a $300 million 6.375% note using cash and proceeds from commercial paper issuances. During 2003, Textron Manufacturing issued $250 million in term notes under Textron Inc.’s existing shelf registration filed with the Securities and Exchange Commission and used the proceeds for the redemption of $500 million in mandatorily redeemable preferred securities in July 2003.

Proceeds from the exercise of stock options increased $120 million to $187 million in 2004 as more options were exercised primarily due to the increasing stock price.

Principal Payments and Retirements of Long-Term Debt and Mandatorily Redeemable Preferred Securities

In 2004, 2003 and 2002, Textron Manufacturing made principal payments of $362 million, $508 million and $544 million, respectively. In 2004, 2003 and 2002, Textron Finance made principal payments on long-term debt of $1.3 billion, $1.4 billion and $1.7 billion, respectively.

Stock Repurchases

In October 2004, Textron’s Board of Directors authorized a new 12-million-share repurchase program. This program supercedes Textron’s previous authorization, under which less than one million shares remained. In 2004, 2003 and 2002, Textron repurchased approximately 6,396,000, 1,951,000 and 5,734,000 shares of common stock, respectively, under its Board authorized share repurchase programs for an aggregate cost of $415 million, $66 million and $248 million, respectively.

Dividends

In October 2004, the Board of Directors authorized a $0.10 per share increase in Textron’s annualized common stock dividend, from $1.30 per share to $1.40 per share. The first increased dividend payment was paid on January 3, 2005 to holders of record at the close of business on December 10, 2004, resulting in an annual dividend per common share of $1.325 in 2004, compared with $1.30 each in 2003 and 2002. Dividend payments to shareholders totaled $135 million, $222 million and $182 million in 2004, 2003 and 2002, respectively. The 2003 payments include an additional payment made for the fourth quarter dividend, which is typically paid in the following year.

Discontinued Operations Cash Flows

Net cash provided by discontinued operations for Textron Manufacturing includes the OmniQuip and InteSys businesses and totaled $32 million in 2004, $158 million in 2003 and $20 million in 2002. In 2003, Textron Manufacturing received a $90 million cash payment upon the sale of its remaining OmniQuip business and a $108 million tax refund related to the sale of the Snorkel product line and the capital stock of the OmniQuip Textron Inc. holding company.

Net cash provided by discontinued operations for Textron Finance includes the small business finance operation and totaled $175 million in 2003 and $27 million in 2002. In the fourth quarter of 2003, Textron Finance sold substantially all of its small business direct portfolio for $421 million in cash.

Capital Resources

Textron Manufacturing’s debt (net of cash) to total capital ratio as of January 1, 2005 was 25%, compared with 30% at January 3, 2004. Textron Manufacturing has established a long-term debt-to-capital ratio target in the mid-thirties. Consistent with the methodology used by members of the financial community, leverage of the manufacturing operations excludes the debt of Textron Finance. In turn, Textron Finance limits its borrowings to an amount, taking into account the risk profile of its assets, consistent with a single A credit rating. Surplus capital of Textron Finance is returned to Textron Inc.

Borrowings have historically been a secondary source of funds for Textron Manufacturing and, along with the collection of finance receivables, are a primary source of funds for Textron Finance. Both Textron Manufacturing and Textron Finance utilize a broad base of financial sources for their respective liquidity and capital needs. Our credit ratings are predominantly a function of our ability to generate operating cash flow and satisfy certain financial ratios. Since high-quality credit ratings provide us with access to a broad base of global investors at an attractive cost, we target a long-term A rating from the independent debt-rating agencies. As of January 1, 2005, our credit ratings are as follows:

				Fitch	Moody’s		Standard & Poor’s
Long-term:
Textron Manufacturing				A-	A3		A-
Textron Finance				A-	A3		A-
Short-term:
Textron Manufacturing				F2	P2		A2
Textron Finance				F2	P2		A2

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. None of these lines of credit were used at January 1, 2005 or at January 3, 2004. Textron Manufacturing has primary revolving credit facilities of $1.25 billion, of which $1.0 billion will expire in 2007 and $0.25 billion will expire in March 2005. Textron Manufacturing’s credit facilities permit Textron Finance to borrow under those facilities. Textron Finance also has bank lines of credit of $1.5 billion, of which $500 million expires in July 2005 and $1.0 billion expires in 2008. The facilities that expire in 2005 both include one-year term out options that effectively extend their expirations into 2006. At January 1, 2005, the lines of credit not reserved as support for commercial paper and letters of credit were $1.2 billion for Textron Manufacturing and $187 million for Textron Finance.

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $4.0 billion. Under this registration statement, Textron Finance issued $370 million of term notes during 2004. The proceeds from these issuances were used to refinance maturing debt. At January 1, 2005, Textron Finance had $3.3 billion available under this registration statement. Under a shelf registration statement filed with the Securities and Exchange Commission that became effective on August 4, 2004, Textron Manufacturing may issue public debt and other securities in one or more offerings up to a total maximum offering of $2.0 billion. At January 1, 2005, Textron Manufacturing had $2.0 billion available under this registration statement.

Contractual Obligations

The following table summarizes Textron Manufacturing’s known contractual obligations to make future payments or other consideration pursuant to certain contracts as of January 1, 2005, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payment Due by Period
	Less than					More than
(In millions)	1 Year	2 Years	3 Years	4 Years	5 Years	5 Years	Total
Textron Manufacturing:
Liabilities reflected in balance sheet:
Long-term debt	$427	$4	$34	$346	$—	$848	$1,659
Capital lease obligations	6	4	3	2	3	114	132
Pension benefits for unfunded plans	15	14	13	14	13	150	219
Postretirement benefits other than pensions	60	61	59	58	54	455	747
Other long-term liabilities	135	74	51	33	30	246	569
Liabilities not reflected in balance sheet:
Operating leases	70	55	37	28	28	127	345
Purchase obligations	1,412	132	35	7	—	12	1,598
Total Textron Manufacturing	$2,125	$344	$232	$488	$128	$1,952	$5,269

Long-term debt and capital lease obligations included in the table above do not include interest payments.

Textron maintains defined benefit pension plans and postretirement benefit plans other than pensions as discussed in Note 12 to the consolidated financial statements. Included in the table above are discounted estimated benefit payments to be made by Textron related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. Textron also expects to make contributions to its funded pension plans in the range of $30 million to $35 million per year over the next five years, which are not reflected in this table.

Other long-term liabilities primarily include undiscounted amounts on the consolidated balance sheet as of January 1, 2005 representing obligations under deferred compensation arrangements and estimated environmental remediation costs. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals. Timing of cash flows associated with environmental remediation costs are largely based on historical experience.

Operating leases represent undiscounted obligations under noncancelable leases.

Purchase obligations represent undiscounted obligations for which Textron is committed to purchase goods and services as of January 1, 2005. Textron’s ultimate liability for these obligations may be reduced based upon termination provisions included in certain purchase contracts, the costs incurred to date by vendors under these contracts or by recourse under firm contracts with the U.S. Government under normal termination clauses.

Effective January 2, 2005, Textron engaged a third-party service provider to assume oversight of its information technology infrastructure, including maintenance, operational oversight and purchases of hardware (the “IT Contract”). The IT Contract covers a ten-year period and is subject to variable pricing and quantity provisions for both purchases of computer hardware and system design modifications. Textron retains the right to approve significant design, equipment purchase and related decisions by the service provider. Textron has the ability to terminate the IT Contract prior to its full-term and would consequently be subject to variable termination fees that decline over time and do not exceed $70 million in 2005.

The following table summarizes Textron Finance’s known contractual obligations to make future payments. Due to the nature of finance companies, Textron Finance also has contractual cash receipts that will be received in the future. Textron Finance generally borrows funds at various contractual maturities to match the maturities of its finance receivables. The contractual payments and receipts as of January 1, 2005 are detailed below:

	Payment Due by Period
	Less than					More than
(In millions)	1 Year	2 Years	3 Years	4 Years	5 Years	5 Years	Total
Textron Finance:
Contractual payments:
Commercial paper and other short-term debt	$1,307	$—	$—	$—	$—	$—	$1,307
Term debt	656	985	983	42	542	268	3,476
Operating leases	5	5	4	4	2	3	23
Total contractual payments	1,968	990	987	46	544	271	4,806
Contractual receipts:
Finance receivables	2,303	683	526	516	397	1,412	5,837
Operating leases	27	19	16	12	10	24	108
Total contractual receipts	2,330	702	542	528	407	1,436	5,945
Cash	127	—	—	—	—	—	127
Total cash and contractual receipts	2,457	702	542	528	407	1,436	6,072
Net cash and contractual receipts (payments)	$489	$(288)	$(445)	$482	$(137)	$1,165	$1,266
Cumulative net cash and contractual receipts (payments)	$489	$201	$(244)	$238	$101	$1,266

Finance receivables are based on contractual cash flows. These amounts could differ due to prepayments, charge-offs and other factors. Contractual receipts and payments exclude finance charges and discounts from receivables, debt interest payments, proceeds from sale of operating lease equipment and other items.

As shown in the preceding table, cash collections from finance assets are expected to be sufficient to cover maturing debt and other contractual liabilities. At January 1, 2005, Textron Finance had $2.0 billion in debt and $399 million in other liabilities that are payable within the next twelve months.

At January 1, 2005, Textron Finance had unused commitments to fund new and existing customers under $1.0 billion of committed revolving lines of credit, compared with $1.1 billion at January 3, 2004. The decrease is largely related to the continued liquidation of the non-core syndicated bank loan portfolio in 2004. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements.

Off-Balance Sheet Arrangements

Textron has certain ventures where we have guaranteed debt up to an aggregate amount of approximately $18 million. Textron also has other guarantee arrangements as more fully discussed in Notes 4 and 16 to the consolidated financial statements.

Bell Helicopter has partnered with The Boeing Company in the development of the V-22 tiltrotor, with Agusta Aerospace Corporation in the development of the AB139 and BA609, and with AgustaWestland North America Inc. (“AWNA”) in the development of the US101. These agreements enable us to share expertise and costs, and ultimately the profits, with our partners. Bell and AWNA formed the AgustaWestlandBell Limited Liability Company (“AWB LLC”) for the joint design, development, manufacture, sale, customer training and product support of the US101 Helicopter.

Lockheed Martin, with AWB LLC as its principal subcontractor, has been selected to design, develop, manufacture and support the Presidential helicopter for the U.S. Marine Corps Marine 1 Helicopter Squadron (VXX) Program. Bell Helicopter has guaranteed to Lockheed Martin 49% of the performance of AWB LLC under subcontracts received by AWB LLC from Lockheed Martin as more fully discussed in Note 16 to the consolidated financial statements.

Textron Manufacturing enters into a forward contract in Textron common stock on an annual basis. The contract is intended to hedge the earnings and cash volatility of stock-based incentive compensation indexed to Textron stock. The forward contract requires annual cash settlement between the counter parties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. As of January 1, 2005, the contract was for approximately 2 million shares with a strike price of $57.51. The market price of the stock was $73.80 at January 1, 2005, resulting in a receivable of $31 million, compared with a receivable of $25 million at January 3, 2004.

Textron Finance sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet, and the proceeds received are used to reduce the recorded debt levels. Despite the reduction in the recorded balance sheet position, Textron Finance generally retains a subordinate interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. These retained interests are more fully discussed in the securitizations section of Note 4 to the consolidated financial statements. Textron Finance utilizes these off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $394 million and $765 million in 2004 and 2003, respectively. Textron Finance has used the proceeds from these arrangements to fund the origination of new finance receivables and to retire commercial paper.

Whole-loan finance receivable sales in which Textron Finance maintains a continuing interest differ from securitizations as loans are sold directly to investors and no portion of the sale proceeds is deferred. Limited credit enhancement is typically provided for these transactions in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk. Textron Finance has a contingent liability related to the sale of equipment lease rental streams in 2003 and 2001. The maximum liability at January 1, 2005 was $42 million, and in the event Textron Finance’s credit rating falls below BBB, it is required to pledge a related pool of equipment residuals that amount to $10 million. Textron Finance has valued this contingent liability based on assumptions for annual credit losses and prepayment rates of 0.25% and 7.50%, respectively. An instantaneous 20% adverse change in these rates would have an insignificant impact on the valuation of this contingent liability.

Termination of Textron Finance’s off-balance sheet financing arrangements would significantly reduce its short-term funding alternatives. While these arrangements do not contain provisions that require Textron Finance to repurchase significant balances of receivables previously sold, there are risks that could reduce the availability of these funding alternatives in the future. Potential barriers to the continued use of these arrangements include deterioration in finance receivable portfolio quality, downgrades in Textron Finance’s debt credit ratings and a reduction of new finance receivable originations in the businesses that utilize these funding arrangements. Textron Finance does not expect any of these factors to have a material impact on its liquidity or income from continuing operations.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make complex and subjective judgments in the selection and application of accounting policies. The accounting policies that we believe are most critical to the portrayal of Textron’s financial condition and results of operations, and that require management’s most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties, are listed below. This section should be read in conjunction with Note 1 to the consolidated financial statements, which includes other significant accounting policies.

Receivable and Inventory Reserves

We evaluate the collectibility of our commercial and finance receivables based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its short-term financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit scores, geographic economic conditions, etc.), we record a specific reserve for bad debts for amounts we estimate to be potentially uncollectible. Receivables are charged off when deemed uncollectible. For homogeneous loan pools and all other receivables, we recognize reserves for bad debts based on current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of underlying collateral, and general economic conditions and trends. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date when the collateral is repossessed or when no payment has been received for six months, unless we deem the receivable collectible.

Reserves on certain finance receivables are determined using estimates of related collateral values based on historical recovery rates and current market conditions. Management reviews the market conditions for used equipment and aircraft inventories on a periodic basis. A deterioration in market conditions resulting in lower recovery rates would result in lower estimated collateral values, increasing the amount of reserves required on related receivables and used inventories on hand. Based on current market conditions and recovery rates, we believe our reserves are adequate as of January 1, 2005.

Long-Term Contracts

We recognize revenue and profit as work on certain government long-term engineering, development and production contracts progresses using the contract method of accounting, which relies on estimates of the total contract cost and revenue. Estimated contract cost and revenue are based on current contract specifications, expected engineering requirements and the achievement of contract milestones, including product deliveries. Contract costs are typically incurred over a period of several years, and the estimation of these costs requires substantial judgments. The cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals. We update our projections of costs at least semiannually or when circumstances significantly change. Adjustments to projected costs are recognized in net earnings when determinable. Favorable changes in estimates result in additional profit recognition, while unfavorable changes in estimates result in the reversal of previously recognized earnings. Any anticipated losses on contracts are charged to earnings when identified. Earnings on long-term contracts could be reduced by a material amount resulting in a charge to income if (a) total estimated contract costs are significantly higher than expected due to changes in customer specifications prior to contract amendment, (b) total estimated contract costs are significantly higher than previously estimated due to cost overruns or inflation, (c) there is a change in engineering efforts required during the development stage of the contract or (d) we are unable to meet contract milestones.

Goodwill

We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. We completed our annual impairment test in the fourth quarter of 2004 using the estimates from our long-term strategic plans. No adjustment was required to the carrying value of our goodwill based on the analysis performed.

Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology using assumptions consistent with market participants. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are management’s best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost reductions. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different, potentially resulting in an impairment charge.

Securitized Transactions

Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. While the assets sold are no longer on our balance sheet, our retained interests are included in other assets. We may retain an interest in the transferred assets in the form of interest-only securities, subordinated certificates, cash reserve accounts, and servicing rights and obligations. Our retained interests are subordinate to other investors’ interests in the securitizations. Generally, we do not provide legal recourse to third-party investors that purchase interests in our securitizations beyond the credit enhancement inherent in the retained interest-only securities, subordinated certificates and cash reserve accounts. However, Textron Manufacturing has provided a guarantee on a limited basis to a certain securitization trust sponsored by a third-party financial institution that purchases timeshare note receivables from Textron Finance, as discussed more fully in Note 4 to the consolidated financial statements.

We estimate the fair value of the retained interests based on the present value of future cash flows expected using our best estimates of credit losses, prepayment speeds and discount rates commensurate with the risks involved. These assumptions are reviewed each quarter, and the retained interests are written down when the carrying value exceeds the fair value based on revised estimates and the decline is estimated to be other than temporary. Based on our sensitivity analysis, as discussed in Note 4 to the consolidated financial statements, a 20% adverse change in either the prepayment speed, expected credit losses or the residual cash flows discount rate would not result in a material charge to income.

Pension and Other Postretirement Benefits

We maintain various pension and postretirement plans for our employees globally. These plans include significant pension and postretirement benefit obligations which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and healthcare cost projections. These assumptions are evaluated and updated annually by management in consultation with outside actuaries and investment advisors. Other assumptions used include employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases.

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. For 2004, we have reduced the assumed expected long-term rate of return on plan assets used in calculating pension expense to 8.65% from 8.71% in 2003. While historical rates have exceeded 8.75%, the expected long-term rate of return assumption was lowered to reflect the generally expected moderation of long-term rates of return in the financial markets. Our qualified domestic plans compose over 80% of our total pension obligations. In 2004, the assumed rate of return for our qualified domestic plans was 8.9%. A 50-basis-point decrease in this long-term rate of return would result in a $20 million increase in pension expense.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits and changes as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and increases pension expense. In 2004, we decreased our weighted-average discount rate used in calculating pension expense to 6.14% in 2004 from 6.61% in 2003. For our qualified domestic plans, the assumed discount rate was 6.25% for 2004. A 50-basis-point decrease in this discount rate would result in a $10 million increase in pension expense.

The estimated accumulated benefit obligations for the pension plans exceeded the fair value of the plan assets at January 1, 2005 as a result of a reduction in the discount rate and changes in foreign exchange rates which more than offset the favorable impact of strong pension asset returns and the contributions made by us during 2004. Accordingly, we recorded a non-cash adjustment to shareholders’ equity for the minimum pension liability of $131 million, net of income taxes, in the fourth quarter of 2004.

The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2004 healthcare cost trend rate, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, was 11%. This rate is assumed to decrease to 5% by 2009 and then remain at that level. See Note 12 to the consolidated financial statements for the impact of a one-percentage-point change in the cost trend rate.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Based on the evaluation of available evidence, we recognized future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not that we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive loss, as appropriate.

In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in prior carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. See Note 13 to the consolidated financial statements for further detail.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Textron is required to adopt SFAS 123-R in the third quarter of fiscal 2005. Under SFAS 123-R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Management is evaluating the requirements of SFAS 123-R. Management believes the impact of adopting SFAS 123-Rwill result in additional expense of approximately $15 million, net of income taxes, for 2005. This estimate is subject to change based on a number of factors, including the actual number of stock option awards granted, changes in assumptions underlying the option value estimates, such as the risk-free interest rate, and tax deductions for employee disqualifying dispositions, if any.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risks

Textron’s financial results are affected by changes in U.S. and foreign interest rates. As part of managing this risk, Textron enters into interest rate exchange agreements to convert certain floating-rate debt to fixed-rate debt and vice versa. The overall objective of Textron’s interest rate risk management is to achieve a prudent balance between floating- and fixed-rate debt. Textron’s mix of floating- and fixed-rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluation of internal and external factors. The difference between the rates Textron Manufacturing received and the rates it paid on interest rate exchange agreements did not significantly impact interest expense in 2004, 2003 or 2002.

Within its Finance segment, Textron’s strategy of matching floating-rate assets with floating-rate liabilities limits its risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At January 1, 2005, floating-rate liabilities in excess of floating-rate assets were $421 million, net of $2.0 billion of interest rate exchange agreements on fixed-rate long-term debt and $168 million of interest rate exchange agreements on fixed-rate finance receivables. For Textron Finance, interest rate exchange agreements designated as hedges of debt had the effect of decreasing interest expense by $40 million, $43 million and $20 million in 2004, 2003 and 2002, respectively.

Foreign Exchange Risks

Textron’s financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For 2004, the impact of foreign exchange rate changes from 2003 increased revenues by approximately $287 million (2.9%) and increased segment profit by approximately $27 million (3.5%).

Textron Manufacturing manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset. During 2004, Textron Manufacturing primarily used borrowings denominated in Euro and British Pound Sterling for these purposes.

In addition, as part of managing its foreign currency transaction exposures, Textron Manufacturing enters into foreign currency forward exchange and option contracts. These contracts are generally used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign exchange contracts, foreign currency options and currency swaps was approximately $493 million at the end of 2004 and $519 million at the end of 2003.

Quantitative Risk Measures

Textron utilizes a sensitivity analysis to quantify the market risk inherent in its financial instruments. Financial instruments held by Textron that are subject to market risk (interest rate risk, foreign exchange rate risk and equity price risk) include finance receivables (excluding lease receivables), debt (excluding lease obligations), interest rate exchange agreements, foreign exchange contracts, marketable equity securities and marketable security price forward contracts.

Presented below is a sensitivity analysis of the fair value of Textron’s financial instruments entered into for purposes other than trading at year-end. The following table illustrates the sensitivity to a hypothetical change in the fair value of the financial instruments at year-end assuming a 10% decrease in interest rates, a 10% strengthening in exchange rates against the U.S. dollar and a 10% decrease in the quoted market prices of applicable marketable equity securities. The estimated fair value of the financial instruments was determined by discounted cash flow analysis and by independent investment bankers. This sensitivity analysis is most likely not indicative of actual results in the future.

	2004			2003
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% change
Interest Rate Risk
Textron Manufacturing:
Debt	$(1,791)	$(1,902)	$(34)	$(2,027)	$(2,177)	$(38)
Interest rate exchanges	(2)	(2)	4	(1)	(1)	5
Textron Finance:
Finance receivables	4,888	4,842	42	4,313	4,274	43
Interest rate exchanges — receivables	12	12	4	(15)	(15)	(6)
Debt	(4,783)	(4,864)	(66)	(4,407)	(4,552)	(48)
Interest rate exchanges — debt	3	3	10	22	22	7
Foreign Exchange Rate Risk
Textron Manufacturing:
Debt	(779)	(817)	(82)	(683)	(751)	(75)
Foreign currency exchange contracts	34	34	36	20	20	48
Equity Price Risk
Textron Manufacturing:
Available for sale securities	—	—	—	24	24	(2)
Marketable security price forward contracts	31	31	(14)	25	25	(12)

* Asset or (liability)

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Textron Inc. and the related reports of Textron’s independent registered public accounting firm thereon are included in this Annual Report on Form 10-K on the page indicated below.

Page

Report of Management	31

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	32

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule	33

Consolidated Statements of Operations for each of the years in the three-year period ended January 1, 2005	34

Consolidated Balance Sheets at January 1, 2005 and January 3, 2004	35

Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended January 1, 2005	36

Consolidated Statements of Cash Flows for each of the years in the three-year period ended January 1, 2005	37

Notes to Consolidated Financial Statements	39

Business Segment Data	67

Supplementary Information:

Quarterly Data for 2004 and 2003 (Unaudited)	70

Schedule II — Valuation and Qualifying Accounts	71

All other schedules are omitted either because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

Report of Management

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s best estimates and judgments. Management is also responsible for establishing and maintaining adequate internal control over financial reporting for Textron Inc., as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005.

The independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements of Textron Inc. and has issued an attestation report on our assessment of the effectiveness of Textron’s internal control over financial reporting as of January 1, 2005, as stated in its reports, which are included herein.

We conduct our business in accordance with the standards outlined in the Textron Business Conduct Guidelines, which is communicated to all employees. Honesty, integrity and high ethical standards are the core values of how we conduct business. Every Textron business prepares and carries out an annual Compliance Plan to ensure these values and standards are maintained. Our internal control structure is designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded and that transactions are properly executed and recorded. The internal control structure includes, among other things, established policies and procedures, an internal audit function, and the selection and training of qualified personnel. Textron’s management is responsible for implementing effective internal control systems and monitoring their effectiveness, as well as developing and executing an annual internal control plan.

The Audit Committee of our Board of Directors, on behalf of the shareholders, oversees management’s financial reporting responsibilities. The Audit Committee, comprised of five directors who are not officers or employees of Textron, meets regularly with the independent auditors, management and our internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the independent auditors and the internal auditors have free and full access to senior management and the Audit Committee.

/s/ Lewis B. Campbell	/s/ Ted R. French
Lewis B. Campbell	Ted R. French
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 16, 2005

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Textron Inc.

We have audited management’s assessment, included in the accompanying Report of Management, that Textron Inc. (the “Company”) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Textron’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Textron Inc. maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Textron Inc. as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended January 1, 2005. Textron Inc. and our report dated February 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts February 16, 2005

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule

To the Board of Directors and Shareholders of Textron Inc.

We have audited the accompanying consolidated balance sheets of Textron Inc. (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule contained on page 71. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Inc. at January 1, 2005 and January 3, 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Textron Inc.’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2005 expressed an unqualified opinion thereon.

As discussed in Note 7 to the consolidated financial statements, in 2002 Textron adopted Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and the remaining provisions of Financial Accounting Standards No. 141, “Business Combinations.”

As discussed in Note 10 to the consolidated financial statements, in 2003 Textron adopted Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

/s/ Ernst & Young LLP

Boston, Massachusetts February 16, 2005

Consolidated Statements of Operations

For each of the years in the three-year period ended January 1, 2005

(In millions, except per share amounts)	2004	2003	2002
Revenues
Manufacturing revenues	$9,697	$9,220	$9,687
Finance revenues	545	572	584
Total revenues	10,242	9,792	10,271
Costs, expenses and other
Cost of sales	7,894	7,595	7,893
Selling and administrative	1,383	1,287	1,286
Interest expense, net	248	275	299
Provision for losses on finance receivables	58	81	111
Special charges	131	152	131
Gain on sale of businesses	—	(15)	(25)
Total costs, expenses and other	9,714	9,375	9,695
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	528	417	576
Income taxes	(155)	(112)	(176)
Distributions on preferred securities of subsidiary trusts, net of income taxes	—	(13)	(26)
Income from continuing operations	373	292	374
Loss from discontinued operations, net of income taxes	(8)	(33)	(10)
Income before cumulative effect of change in accounting principle	365	259	364
Cumulative effect of change in accounting principle, net of income taxes	—	—	(488)
Net income (loss)	$365	$259	$(124)
Per common share:
Basic:
Income from continuing operations	$2.72	$2.15	$2.69
Loss from discontinued operations, net of income taxes	(.06)	(.24)	(.07)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(3.52)
Net income (loss)	$2.66	$1.91	$(.90)
Diluted:
Income from continuing operations	$2.66	$2.13	$2.66
Loss from discontinued operations, net of income taxes	(.05)	(.24)	(.06)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(3.48)
Net income (loss)	$2.61	$1.89	$(.88)

See notes to the consolidated financial statements.

Consolidated Balance Sheets

As of January 1, 2005 and January 3, 2004

(Dollars in millions, except share data)	2004	2003
Assets
Textron Manufacturing
Cash and cash equivalents	$605	$481
Accounts receivable, net	1,211	1,124
Inventories	1,742	1,503
Other current assets	581	525
Assets of discontinued operations	29	72
Total current assets	4,168	3,705
Property, plant and equipment, net	1,922	1,901
Goodwill	1,439	1,420
Other intangible assets, net	44	39
Other assets	1,564	1,773
Total Textron Manufacturing assets	9,137	8,838
Textron Finance
Cash	127	357
Finance receivables, net	5,738	5,016
Goodwill	169	169
Other assets	704	791
Total Textron Finance assets	6,738	6,333
Total assets	$15,875	$15,171
Liabilities and Shareholders’ Equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$433	$316
Accounts payable	719	689
Accrued liabilities	1,818	1,311
Liabilities of discontinued operations	5	21
Total current liabilities	2,975	2,337
Accrued postretirement benefits other than pensions	564	590
Other liabilities	1,623	1,519
Long-term debt	1,358	1,711
Total Textron Manufacturing liabilities	6,520	6,157
Textron Finance
Other liabilities	467	501
Deferred income taxes	453	390
Debt	4,783	4,407
Mandatorily redeemable preferred securities	—	26
Total Textron Finance liabilities	5,703	5,324
Total liabilities	12,223	11,481
Shareholders’ equity
Capital stock:
Preferred stock:
$2.08 Cumulative Convertible Preferred Stock, Series A (liquidation value $11)	4	4
$1.40 Convertible Preferred Dividend Stock, Series B (preferred only as to dividends)	6	6
Common stock (203,360,698 and 198,957,000 shares issued and 135,373,000 and 137,238,000 outstanding)	25	25
Capital surplus	1,369	1,148
Retained earnings	5,792	5,606
Accumulated other comprehensive loss	(97)	(64)
	7,099	6,725
Less cost of treasury shares	3,447	3,035
Total shareholders’ equity	3,652	3,690
Total liabilities and shareholders’ equity	$15,875	$15,171

See notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For each of the years in the three-year period ended January 1, 2005

	Shares Outstanding* (In thousands)			Dollars (In millions)
	2004	2003	2002	2004	2003	2002
$2.08 Preferred stock
Beginning balance	112	120	133	$4	$5	$5
Conversion to common stock	(7)	(8)	(13)	—	(1)	—
Ending balance	105	112	120	$4	$4	$5
$1.40 Preferred stock
Beginning balance	52	56	62	$6	$6	$6
Conversion to common stock	(2)	(4)	(6)	—	—	—
Ending balance	50	52	56	$6	$6	$6
Common stock
Beginning balance	137,238	136,500	141,251	$25	$25	$25
Purchases	(6,534)	(1,951)	(5,734)	—	—	—
Exercise of stock options	4,351	1,788	689	—	—	—
Conversion of preferred stock to common stock	41	48	79	—	—	—
Other issuances of common stock	277	853	215	—	—	—
Ending balance	135,373	137,238	136,500	$25	$25	$25
Capital surplus
Beginning balance				$1,148	$1,080	$1,064
Conversion of preferred stock to common stock				—	—	—
Exercise of stock options and other issuances				221	68	16
Ending balance				$1,369	$1,148	$1,080
Retained earnings
Beginning balance				$5,606	$5,526	$5,829
Net income (loss)				365	259	(124)
Dividends declared ($1.33, $1.30 and $1.30 per share, respectively)				(179)	(179)	(179)
Ending balance				$5,792	$5,606	$5,526
Treasury stock
Beginning balance				$3,035	$3,011	$2,772
Purchases of common stock				425	66	249
Issuance of common stock				(13)	(42)	(10)
Ending balance				$3,447	$3,035	$3,011
Accumulated other comprehensive loss
Beginning balance				$(64)	$(225)	$(223)
Currency translation adjustment				97	159	78
Deferred gains on hedge contracts				4	37	13
Unrealized (losses) gains on securities				(3)	—	2
Minimum pension liability adjustment				(131)	(35)	(95)
Other comprehensive (loss) income				(33)	161	(2)
Ending balance				$(97)	$(64)	$(225)
Comprehensive income (loss)
Net income (loss)				$365	$259	$(124)
Other comprehensive (loss) income				(33)	161	(2)
Comprehensive income (loss)				$332	$420	$(126)

*Shares issued at the end of 2004, 2003, 2002 and 2001, were as follows (In thousands): $2.08 Preferred 174; 181; 189 and 202 shares, respectively; $1.40 Preferred – 537; 540; 543 and 549 shares, respectively; Common – 203,361; 198,957; 197,110 and 196,337 shares, respectively.

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended January 1, 2005

	Consolidated
(In millions)	2004	2003	2002
Cash flows from operating activities:
Income from continuing operations	$373	$292	$374
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance greater than distributions	—	—	—
Depreciation	338	336	330
Amortization	15	18	26
Provision for losses on finance receivables	58	81	111
Gain on sale of businesses	—	(15)	(25)
Special charges	131	152	131
Non-cash gain on securitizations, net	2	(15)	(28)
Deferred income taxes	29	(41)	326
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(41)	82	(20)
Inventories	(222)	279	—
Other assets	6	(208)	(311)
Accounts payable	5	(201)	(160)
Accrued liabilities	340	95	(178)
Captive finance receivables, net	(105)	86	90
Other, net	20	44	10
Net cash provided by operating activities of continuing operations	949	985	676
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(9,725)	(8,938)	(7,905)
Repaid	8,762	8,137	6,703
Proceeds on receivables sales and securitization sales	264	846	658
Cash used in acquisitions	(5)	—	—
Net proceeds from sale of businesses	3	14	27
Capital expenditures	(302)	(297)	(292)
Proceeds on sale of property, plant and equipment	24	24	41
Proceeds on sale of investments	38	—	—
Due (from) to Textron (Finance) Manufacturing	—	—	—
Other investing activities, net	97	149	34
Net cash (used) provided by investing activities of continuing operations	(844)	(65)	(734)
Cash flows from financing activities:
Increase (decrease) in short-term debt	790	(321)	154
Proceeds from issuance of long-term debt	963	1,682	2,495
Principal payments and retirements of long-term debt and mandatorily redeemable preferred securities	(1,666)	(1,882)	(2,207)
Proceeds from employee stock ownership plans	187	67	24
Purchases of Textron common stock	(415)	(64)	(248)
Dividends paid	(135)	(222)	(182)
Dividends paid to Textron Manufacturing	—	—	—
Other financing activities, net	—	(8)	—
Net cash (used) provided by financing activities of continuing operations	(276)	(748)	36
Effect of exchange rate changes on cash and cash equivalents	33	32	17
Net cash (used) provided by continuing operations	(138)	204	(5)
Net cash provided by discontinued operations	32	333	47
Net (decrease) increase in cash and cash equivalents	(106)	537	42
Cash and cash equivalents at beginning of year	838	301	259
Cash and cash equivalents at end of year	$732	$838	$301
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred to finance future construction	$—	$—	$79
Capital expenditures financed through capital leases	$44	$26	$23

*Textron is segregated into two borrowing groups, Textron Manufacturing and Textron Finance, as described in Note 1 to the consolidated financial statements along with the principles of consolidation. Textron Manufacturing’s cash flows exclude the pre-tax income from Textron Finance in excess of dividends paid to Textron Manufacturing. All significant transactions between Textron Manufacturing and Textron Finance have been eliminated from the “Consolidated” column as discussed in Note 1 to the consolidated financial statements.

See notes to the consolidated financial statements.

	Textron Manufacturing*			Textron Finance*
(In millions)	2004	2003	2002	2004	2003	2002
Cash flows from operating activities:
Income from continuing operations	$373	$292	$374	$94	$79	$76
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance greater than distributions	(23)	(4)	(23)	—	—	—
Depreciation	302	302	303	36	34	27
Amortization	5	7	16	10	11	10
Provision for losses on finance receivables	—	—	—	58	81	111
Gain on sale of businesses	—	(15)	(25)	—	—	—
Special charges	131	146	131	—	6	—
Non-cash gain on securitizations, net	—	—	—	2	(15)	(28)
Deferred income taxes	(40)	(12)	268	69	(29)	58
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(41)	82	(20)	—	—	—
Inventories	(192)	257	55	—	—	—
Other assets	(17)	(223)	(312)	2	(4)	(14)
Accounts payable	5	(202)	(137)	—	1	(23)
Accrued liabilities	450	21	(159)	(110)	74	(19)
Captive finance receivables, net	—	—	—	—	—	—
Other, net	20	40	10	—	4	—
Net cash provided by operating activities of continuing operations	973	691	481	161	242	198
Cash flows from investing activities:
Finance receivables:
Originated or purchased	—	—	—	(10,617)	(9,824)	(8,874)
Repaid	—	—	—	9,359	8,793	7,454
Proceeds on receivables sales and securitization sales	—	—	—	394	1,162	966
Cash used in acquisitions	(5)	—	—	—	—	—
Net proceeds from sale of businesses	3	14	27	—	—	—
Capital expenditures	(290)	(280)	(275)	(12)	(17)	(17)
Proceeds on sale of property, plant and equipment	46	55	62	—	—	—
Proceeds on sale of investments	38	—	—	—	—	—
Due (from) to Textron (Finance) Manufacturing	—	—	510	—	—	(510)
Other investing activities, net	6	1	—	120	158	(27)
Net cash (used) provided by investing activities of continuing operations	(202)	(210)	324	(756)	272	(1,008)
Cash flows from financing activities:
Increase (decrease) in short-term debt	3	(10)	(156)	787	(311)	310
Proceeds from issuance of long-term debt	14	246	303	949	1,436	2,192
Principal payments and retirements of long-term debt and mandatorily redeemable preferred securities	(362)	(508)	(544)	(1,304)	(1,374)	(1,663)
Proceeds from employee stock ownership plans	187	67	24	—	—	—
Purchases of Textron common stock	(415)	(64)	(248)	—	—	—
Dividends paid	(135)	(222)	(182)	—	—	—
Dividends paid to Textron Manufacturing	—	30	—	(71)	(105)	(53)
Other financing activities, net	—	(8)	—	—	—	—
Net cash (used) provided by financing activities of continuing operations	(708)	(469)	(803)	361	(354)	786
Effect of exchange rate changes on cash and cash equivalents	29	31	18	4	1	(1)
Net cash (used) provided by continuing operations	92	43	20	(230)	161	(25)
Net cash provided by discontinued operations	32	158	20	—	175	27
Net (decrease) increase in cash and cash equivalents	124	201	40	(230)	336	2
Cash and cash equivalents at beginning of year	481	280	240	357	21	19
Cash and cash equivalents at end of year	$605	$481	$280	$127	$357	$21
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred to finance future construction	$—	$—	$79	$—	$—	$—
Capital expenditures financed through capital leases	$44	$26	$23	$—	$—	$—

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Nature of Operations

Textron Inc. (“Textron”) is a global, multi-industry company with manufacturing and finance operations primarily in North America, Western Europe, South America and Asia/Pacific. Textron’s principal markets are summarized below by segment:

Segment	Principal Markets
Bell	• Commercial and military helicopters and tiltrotors
• Defense and aerospace
• Piston aircraft engines

Cessna	• General aviation aircraft
• Business jets including fractional ownership
• Commercial transportation, humanitarian flights, tourism and freight

Fastening Systems	• Aerospace
• Automotive
• Computer, electronics, electrical and industrial equipment
• Construction
• Non-automotive transportation
• Telecommunications

Industrial	• Automotive original equipment manufacturers and other industrial suppliers
• Golf courses, resort communities and municipalities, and commercial and industrial users
• Original equipment manufacturers, governments, distributors and end users of fluid and power systems
• Electrical construction and maintenance, telecommunications and plumbing industries

Finance	• Secured commercial loans and leases

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements include the accounts of Textron Inc. and all of its majority-owned subsidiaries (more than 50%) along with entities that are required to be consolidated in accordance with Textron’s consolidation policy. This policy requires the consolidation of variable interest entities in which Textron is designated as the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as amended. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Variable interest entities are defined as entities with a level of invested equity insufficient to fund future activities to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. If an entity does not meet the definition of a variable interest entity under FIN 46, Textron accounts for the entity under the provisions of Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” which requires the consolidation of all majority-owned subsidiaries where the company has the ability to exercise control.

Textron’s financings are conducted through two borrowing groups: Textron Manufacturing and Textron Finance. This framework is designed to enhance Textron’s borrowing power by separating the Finance segment. To support creditors in evaluating the separate borrowing groups, Textron presents separate balance sheets and statements of cash flows for each borrowing group. Textron Manufacturing consists of Textron Inc., the parent company, consolidated with the entities that operate in the Bell, Cessna, Fastening Systems and Industrial business segments. Textron Finance consists of Textron’s wholly owned commercial finance subsidiary, Textron Financial Corporation, consolidated with its subsidiaries, which are the entities through which Textron operates its Finance segment. Textron Finance finances its operations by borrowing from its own group of external creditors. All significant intercompany transactions are eliminated, including retail and wholesale financing activities for inventory sold by Textron Manufacturing financed by Textron Finance.

Reclassifications

A portion of Textron Finance’s business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing’s Bell, Cessna and Industrial segments. The cash flows related to these captive financing activities are reflected as operating activities (by Textron Manufacturing) and as investing activities (by Textron Finance) based on each group’s operations. For example, when product is sold to a customer and financed by Textron Finance, Textron Finance records the origination of the finance receivable within investing activities as a cash outflow. Textron Manufacturing records the cash received from Textron Finance on the customer’s behalf within operating activities. Although cash is transferred between the businesses, there is no cash transaction for the consolidated group at the time of the original financing.

Historically, Textron’s consolidated statement of cash flows has presented a combination of the cash flows of both borrowing groups with no elimination of the captive financing activity. Based on recent views expressed by the staff of the Securities and Exchange Commission about this industry-wide practice followed by companies with captive finance companies, in 2004, management elected to change the consolidated classification of these cash flows. Accordingly, the captive financing transactions have been eliminated, and cash from customers and securitizations is recognized in operating activities within the consolidated statement of cash flows when received. Prior period amounts reported in the consolidated statement of cash flows have been reclassified to conform with this new presentation; however, the separate cash flow presentations of Textron Manufacturing and Textron Finance are unchanged.

The impact of the reclassification of these cash flows between investing and operating activities, on a consolidated basis, for the prior periods presented is as follows:

	Year Ended January 3, 2004		Year Ended December 28, 2002
(In millions)	As Reported	As Reclassified	As Reported	As Reclassified
Net cash provided by operating activities	$858	$985	$626	$676
Net cash provided (used) by investing activities	$62	$(65)	$(684)	$(734)

Certain other prior period amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these statements and accompanying notes. Some of the more significant estimates include inventory valuation, residual values of leased assets, allowance for credit losses on receivables, product liability, workers’ compensation, actuarial assumptions for the pension and postretirement plans, estimates of future cash flows associated with long-lived assets, environmental and warranty reserves, and amounts reported under long-term contracts. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcomes of these matters. Actual results could differ from such estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.

Revenue Recognition

Revenue is generally recognized when products are delivered or services are performed. With respect to aircraft, delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risk and rewards of ownership.

When a sale arrangement involves multiple elements, such as sales of products that include customization and other services, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value, taking into consideration any performance, cancellation, termination or refund type provisions. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met.

Revenue from certain qualifying noncancelable aircraft and other product lease contracts are accounted for as sales-type leases. The present value of all payments (net of executory costs and any guaranteed residual values) is recorded as revenue, and the related costs of the product are charged to cost of sales. Generally, these leases are financed through Textron Finance, and the associated interest is recorded over the term of the lease agreement using the interest method. Lease financing transactions that do not qualify as sales-type leases are accounted for under the operating method wherein revenue is recorded as earned over the lease period.

Aircraft sales with guaranteed minimum resale values are viewed as leases and are accounted for in accordance with Emerging Issues Task Force No. 95-1, “Revenue Recognition on Sales with a Guaranteed Minimum Resale Value.” To determine whether the transaction should be classified as an operating lease or as a sales-type lease, the minimum lease payments generally represent the difference between the proceeds upon the equipment’s initial transfer and the present value of the residual value guarantee to the purchaser as of the first exercise date of the guarantee. If residual value insurance is obtained, the present value of the residual value insurance is also included in the minimum lease payments. Textron assesses the market values of the aircraft using both industry publications as well as actual sales of used aircraft. For fixed-wing aircraft, specific information related to the individual aircraft such as hours and condition may be available, and market value assessments are appropriately adjusted accordingly. For rotor aircraft, the guarantee arrangements require certain physical condition minimums, and/or require the aircraft to be covered under an extended maintenance plan. Rotor aircraft fair value estimates are valued accordingly. Losses are recorded currently if the estimated market value of the aircraft at the exercise date is less than the guaranteed amount.

Long-Term Contracts

Long-term contracts are accounted for under American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue under fixed-price contracts is generally recorded as deliveries are made under the units-of-delivery method. Certain long-term fixed-price contracts provide for periodic delivery after a lengthy period of time over which significant costs are incurred or require a significant amount of development effort in relation to total contract volume. Revenues under those contracts and all cost-reimbursement-type contracts are recorded as costs are incurred under the cost-to-cost method. Certain contracts are awarded with fixed-price incentive fees. Incentive fees are considered when estimating revenues and profit rates and are recorded when these amounts are reasonably determined. Long-term contract profits are based on estimates of total sales value and costs at completion. Such estimates are reviewed and revised periodically throughout the contract life. Revisions to contract profits are recorded when the revisions to estimated sales value or costs are made. Estimated contract losses are recorded when identified.

Bell Helicopter has a joint venture with The Boeing Company (“Boeing”) to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (the “V-22 Contracts”). The V-22 Contracts include the development contract and various production release contracts (i.e., lots) that may run concurrently with multiple earlier lots still being produced as new lots are started. The development contract and the first three production lots are under cost-reimbursement-type contracts, while subsequent lots are under fixed-price incentive contracts. The first three lots under fixed-price incentive contracts have been accounted for under the cost-to-cost method, primarily as a result of the significant engineering effort required over a lengthy period of time during the initial development phase in relation to total contract volume. The production releases on the first six production lots include separately contracted modifications to meet the additional requirements of the U.S. Government’s Blue Ribbon Panel. In 2003, the development effort was considered substantially complete for the new production releases beginning in 2003 and management believed a consistent production specification had been met as these units incorporate many of these modifications on the production line. Accordingly, revenue on the new production releases that began in 2003 is recognized under the units-of-delivery method.

Finance Revenues

Finance revenues include interest on finance receivables, which is recognized using the interest method to provide a constant rate of return over the terms of the receivables. Finance revenues also include direct loan origination costs and fees received, which are deferred and amortized over the contractual lives of the respective receivables using the interest method. Unamortized amounts are recognized in revenues when receivables are sold or prepaid. Accrual of interest income is suspended for accounts that are contractually delinquent by more than three months unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Accrual of interest is resumed when the loan becomes contractually current, and suspended interest income is recognized at that time.

Losses on Finance Receivables

Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio. Management evaluates the allowance by examining current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of the underlying collateral and general economic conditions and trends. Finance receivables are charged off when they are deemed to be uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months unless management deems the receivable collectible.

Loan Impairment

Textron Finance periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that Textron Finance will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, Textron Finance identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates but which continue to accrue finance charges since full collection of principal and interest is not doubtful. Impairment is measured by comparing the fair value of a loan with its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, if the loan is collateral dependent, at the fair value of the collateral, less selling costs. If the fair value of the loan is less than its carrying amount, Textron Finance establishes a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may differ from actual results.

Securitized Transactions

Textron Finance sells or securitizes loans and leases and retains servicing responsibilities and subordinated interests, including interest-only securities, subordinated certificates and cash reserves, all of which are retained interests in the securitized receivables. These retained interests are subordinate to other investors’ interests in the securitizations. A gain or loss on the sale of finance receivables depends, in part, on the previous carrying amount of the finance receivables involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Retained interests are recorded at fair value as a component of other assets.

Textron Finance estimates fair value based on the present value of future expected cash flows using management’s best estimates of key assumptions: credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved. Textron Finance reviews the fair values of the retained interests quarterly using updated assumptions and compares such amounts with the carrying value of the retained interests. When the carrying value exceeds the fair value of the retained interests and the decline in fair value is determined to be other than temporary, the retained interest is written down to fair value. When a change in the fair value of the retained interest is deemed temporary, any unrealized gains or losses are included in shareholders’ equity as a component of accumulated other comprehensive loss.

Investments

Investments in marketable equity securities are classified as available for sale and are recorded at fair value as a component of other assets. Unrealized gains and losses on these securities, net of income taxes, are included in shareholders’ equity as a component of accumulated other comprehensive loss. Investments in non-marketable equity securities are accounted for under either the cost or equity method of accounting. Textron periodically reviews investment securities for impairment based on criteria that include the duration of the market value decline, Textron’s ability to hold to recovery, information regarding the market and industry trends for the investee’s business, the financial strength and specific prospects of the investee, and investment analyst reports, if available. If a decline in the fair value of an investment security is judged to be other than temporary, the cost basis is written down to fair value with a charge to earnings.

In the normal course of business, Textron has entered into various joint venture agreements that are not controlled by Textron, but where Textron has the ability to exercise significant influence over the operating and financial policies. Textron’s investments in these ventures are accounted for under the equity method of accounting. At January 1, 2005 and January 3, 2004, the investment in these unconsolidated joint ventures totaled $14 million and $26 million, respectively, and is included in other assets. Under the equity method, only Textron’s share of the ventures’ net earnings and losses is included in the consolidated statement of operations. The net loss totaled $11 million in 2004, $12 million in 2003 and $13 million in 2002. Since these losses are not considered material for separate presentation, they are included within cost of sales.

Textron’s joint venture agreement with Boeing creates contractual, rather than ownership, rights related to the V-22. Accordingly, Textron does not account for this joint venture under the equity method of accounting. Textron accounts for all of Bell Helicopter’s rights and obligations under the specific requirements of the V-22 Contracts allocated to Bell Helicopter under the joint venture agreement. Revenues and cost of sales reflect Bell Helicopter’s performance under the V-22 Contracts. All assets used in performance of the V-22 Contracts owned by Bell Helicopter, including inventory and unpaid receivables, and all liabilities arising from Bell Helicopter’s obligations under the V-22 Contracts, are included in the consolidated balance sheet.

Inventories

Inventories are carried at the lower of cost or estimated net realizable value. The cost of approximately 65% of inventories is determined using the last-in, first-out method. The cost of remaining inventories, other than those related to certain long-term contracts, is generally valued by the first-in, first-out method. Costs for commercial helicopters are determined on an average cost basis by model considering the expended and estimated costs for the current production release. Customer deposits are recorded against inventory when the right of offset exists. All other customer deposits are recorded as liabilities.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated primarily using the straight-line method. Land improvements and buildings are depreciated primarily over estimated lives ranging from 5 to 40 years, while machinery and equipment are depreciated primarily over 3 to 15 years. Expenditures for improvements that increase asset values and extend useful lives are capitalized.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management assesses the recoverability of the cost of the asset based on a review of projected undiscounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. If an asset is held for sale, management reviews its estimated fair value less cost to sell. Fair value is determined using pertinent market information, including appraisals or brokers’ estimates, and/or projected discounted cash flows.

Goodwill

Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of a reporting unit or indefinite-lived intangible asset might be impaired. The reporting unit represents the operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case such component is the reporting unit. In certain instances, components of an operating segment have been aggregated and deemed to be a single reporting unit based on similar economic characteristics of the components. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established primarily using a discounted cash flow methodology. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts. When available, comparative market multiples are used to corroborate discounted cash flow results.

Derivative Financial Instruments

Textron is exposed to market risk primarily from changes in interest rates, currency exchange rates and securities pricing. To manage the volatility relating to these exposures, Textron nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, Textron enters into various derivative transactions pursuant to Textron’s policies in areas such as counterparty exposure and hedging practices. All derivative instruments are reported on the balance sheet at fair value. Designation to support hedge accounting is performed on a specific exposure basis. Changes in fair value of financial instruments qualifying as fair value hedges are recorded in income, offset in part or in whole, by corresponding changes in the fair value of the underlying exposures being hedged. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive (loss) income, net of deferred taxes. Changes in fair value of derivatives not qualifying as hedges are reported in income. Textron does not hold or issue derivative financial instruments for trading or speculative purposes.

Foreign currency denominated assets and liabilities are translated into U.S. dollars with the adjustments from the currency rate changes recorded in the cumulative translation adjustment account in shareholders’ equity until the related foreign entity is sold or substantially liquidated. Foreign currency financing transactions, including currency swaps, are used to effectively hedge long-term investments in foreign operations with the same corresponding currency. Foreign currency gains and losses on the hedge of the long-term investments are recorded in the cumulative translation adjustment account in accumulated other comprehensive loss with the offset recorded as an adjustment to the non-U.S. dollar financing liability.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable and variable-rate receivables and debt approximate carrying value. The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using available market information and valuation methodologies, primarily discounted cash flow analysis or independent investment bankers. The estimated fair value of nonperforming loans included in finance receivables is based on discounted cash flow analyses using risk-adjusted interest rates or the fair value of the related collateral. Because considerable judgment is required in interpreting market data, the estimates are not necessarily indicative of the amounts that could be realized in a current market.

Stock-Based Compensation

Textron’s 1999 Long-Term Incentive Plan (“1999 Plan”) authorizes awards to key employees. The 1999 Plan and related awards are described more fully in Note 11. Stock-based compensation awards to employees under the 1999 Plan are accounted for using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost related to stock options awards is reflected in net income, as all options granted under the 1999 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  Employee compensation cost related to Textron’s performance share program and restricted stock awards is reflected in net income over the awards’ vesting period. Textron has entered into cash settlement forward contracts on its common stock to mitigate the impact of stock price fluctuations on compensation expense. The following table illustrates the effect on net income and earnings per share if Textron had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

(Dollars in millions, except per share data)	2004	2003	2002
Net income (loss), as reported	$365	$259	$(124)
Add back: Stock-based employee compensation expense included in reported net income (loss)*	20	14	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*	(26)	(29)	(40)
Pro forma net income (loss)	$359	$244	$(155)
Income (loss) per share:
Basic - as reported	$2.66	$1.91	$(0.90)
Basic - pro forma	$2.61	$1.80	$(1.12)
Diluted - as reported	$2.61	$1.89	$(0.88)
Diluted - pro forma	$2.56	$1.78	$(1.10)

* Net of related cash settlement forward income or expense and related tax effects

The compensation cost calculated under the fair value approach shown above is recognized over the vesting period of the stock options. The fair value of options granted after 1995 are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	2%	3%	3%
Expected volatility	37%	38%	36%
Risk-free interest rate	3%	3%	4%
Expected lives (years)	3.7	3.6	3.7

Under these assumptions, the weighted-average fair value of an option to purchase one share granted in 2004 was approximately $14 and approximately $10 in 2003 and in 2002.

Product and Environmental Liabilities

Product liability claims are accrued on the occurrence method based on insurance coverage and deductibles in effect at the date of the incident and management’s assessment of the probability of loss when reasonably estimable.

Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount is reasonably estimated. Textron’s environmental liabilities are undiscounted and do not take into consideration possible future insurance proceeds or significant amounts from claims against other third parties.

Research and Development Costs

Research and development costs not specifically covered by contracts and those related to Textron’s share of research and development activity in connection with cost sharing arrangements are charged to expense as incurred.  Research and development costs incurred under contracts with others are reported as cost of sales over the period that revenue is recognized, consistent with Textron’s contract accounting policy.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Textron is required to adopt SFAS 123-R in the third quarter of fiscal 2005. Under SFAS 123-R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Management is evaluating the requirements of SFAS 123-R. Management believes the impact of adopting SFAS 123-R will result in additional expense of approximately $15 million, net of income taxes, for 2005. This estimate is subject to change based on a number of factors, including the actual number of stock option awards granted, changes in assumptions underlying the option value estimates, such as the risk-free interest rate, and tax deductions for employee disqualifying dispositions, if any.

Note 2 Acquisitions and Dispositions

Acquisitions

Textron has a joint venture, CitationShares, with TAG Aviation USA, Inc. (“TAG”) to sell fractional share interests in business jets. On June 30, 2004, Textron acquired an additional 25% interest in CitationShares from TAG for cash and the assumption of debt guarantees previously provided by TAG. Additional cash consideration may also be payable to TAG based on CitationShares’ future operating results. TAG has the right to sell its remaining 25% interest to Textron in the years 2009 through 2011, and Textron has the right to purchase the remaining interest in 2010 or 2011, for an amount based on a multiple of earnings.

As a result of this transaction, Textron owns 75% of CitationShares and has consolidated its financial results prospectively as of June 30, 2004. Assets acquired of $47 million included $22 million of inventory, primarily Citation jets, and liabilities acquired of $59 million included $47 million of third-party debt that was immediately repaid. Additionally, CitationShares had approximately $31 million of operating lease obligations as of the acquisition date that Textron has fully guaranteed.

Discontinued Operations

During the fourth quarter of 2004, Textron reached a final decision to sell the remainder of its InteSys operations, and as a result, financial results of this business, net of income taxes, are now reported as discontinued operations. The carrying value of this business approximated fair value at the date of the decision to sell. Textron’s consolidated statements of operations and related footnote disclosures have been recast to reflect the InteSys business, previously included in the Industrial segment, as a discontinued operation for the periods presented. The amounts exclude general corporate overhead previously allocated to the business for reporting purposes. Textron uses a centralized approach to the cash management and financing of its operations, and accordingly, does not allocate debt or interest expense to its discontinued businesses.

The assets and liabilities of the InteSys discontinued business are as follows:

(In millions)	January 1, 2005		January 3, 2004
Accounts receivable, net	$12		$11
Inventories	2		9
Property, plant and equipment, net	—		24
Other assets	15		28
Total assets	$29		$72
Accounts payable and accrued liabilities	$4		$14
Other liabilities	1		7
Total liabilities	$5		$21

Discontinued operations also include the results of OmniQuip and the small business direct portfolio which were both sold in 2003. Operating results of the discontinued businesses are as follows:

(In millions)	2004	2003	2002
Revenue	$70	$236	$386
Income (loss) from discontinued operations before special charges	12	(6)	(66)
Special charges	(19)	(36)	(19)
Loss from discontinued operations	(7)	(42)	(85)
Income tax (expense) benefit	(1)	9	75
Loss from discontinued operations, net of income taxes	$(8)	$(33)	$(10)

Discontinued operations include a second quarter 2004 pre-tax gain of $7 million from the sale of InteSys’ interest in two Brazilian-based joint ventures. Prior to the disposition of these businesses, approximately $32 million and $27 million in restructuring costs related to InteSys and OmniQuip, respectively, were recorded in special charges since the inception of Textron’s restructuring program.

On August 1, 2003, Textron consummated the sale of its remaining OmniQuip business to JLG Industries, Inc. for $90 million in cash and a $10 million promissory note that was paid in full in February 2004. In the second quarter of 2003, Textron recorded $30 million in special charges for the impairment of $15 million in intangible assets and $15 million in goodwill based on the fair value implied by the sale price of OmniQuip under negotiation at that time. There was no further gain or loss recorded upon the consummation of the sale.

Textron Manufacturing has retained certain non-operating assets and liabilities of the OmniQuip business. These remaining assets and liabilities are included in the consolidated balance sheet as of January 1, 2005 and are composed of assets of approximately $3 million and liabilities of approximately $27 million. The liabilities retained include $22 million in reserves related to a recourse liability to cover potential losses on approximately $52 million in finance receivables held by Textron Finance. See Note 4 for further discussion on transactions between Textron’s Manufacturing and Finance borrowing groups.

Other Dispositions

During 2004, Textron sold its Energy Manufacturing and Williams Machine and Tool business in the Industrial segment. There was no gain or loss on the sale as the proceeds received approximated book value, including goodwill. During 2003, Textron sold its remaining 50% interest in an Italian joint venture to Collins & Aikman Corporation for a $12 million after-tax gain.

On December 19, 2003, Textron Finance sold its small business direct portfolio for $421 million in cash.  Based upon the terms of the transaction, no gain or loss was recorded. Textron Finance entered into a loss sharing agreement related to the sale, which requires Textron Finance to reimburse the purchaser for a portion of losses incurred on the portfolio above a predetermined level. Textron Finance originally recorded a liability of $14 million representing the estimated fair value of the guarantee, which expires in 2008. At January 1, 2005, the estimated fair value of the guarantee was a $13 million liability.

Textron completed the sale of its Automotive Trim business to various operating subsidiaries of Collins & Aikman Corporation (collectively “C&A”) in December 2001. The proceeds from the sale included 326,400 shares of non-marketable preferred stock of Collins & Aikman Products Company, a subsidiary of C&A, valued at $147 million. In addition to the proceeds received from C&A, prior to completing the sale, the Automotive Trim business entered into an $87 million lease agreement whereby equipment used by the business was retained by Textron and leased back to the business through Textron Finance.  See Note 4 to the consolidated financial statements under the caption “Transactions between Finance and Manufacturing Groups” for more details.  In addition, Textron guaranteed certain other operating lease payments transferred to C&A as described in Note 16 under the caption “Guarantees.”

The purchase and sale agreement provided for an adjustment to the selling price based on an audit of the closing balance sheet in 2002. Pursuant to the audit and final settlement of the post-closing obligations under the purchase and sale agreement, Textron received $110 million from C&A. The final negotiated settlement provided C&A the ability to repurchase a portion of its preferred stock in advance of the original terms, and C&A repurchased those preferred shares in June 2002. As of January 1, 2005, Textron had 200,000 shares remaining of the original preferred stock valued at $90 million. In conjunction with this transaction and following C&A’s recapitalization through a share offering, the carrying value of the C&A common stock held by Textron was revised. An additional gain of $25 million was recorded in 2002 upon the final settlement of the post-closing obligations and valuation of the common stock received from C&A. The C&A common stock was subsequently written down and sold as discussed in Note 14.

Note 3 Accounts Receivable

	Accounts receivable is composed of the following:

	(In millions)	January 1, 2005	January 3, 2004
	Commercial and customers	$1,055	$966
	U.S. Government contracts	220	224
		1,275	1,190
	Less allowance for doubtful accounts	64	66
		$1,211	$1,124

Unbillable receivables on U.S. Government contracts arise when the revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $133 million at January 1, 2005 and $126 million at January 3, 2004. Long-term contract receivables due from the U.S. Government do not include significant amounts billed but unpaid due to contractual retainage provisions or subject to collection uncertainty.

Note 4 Finance Receivables and Securitizations

	Finance Receivables

Textron Finance provides financial services primarily to the aircraft, golf, vacation interval resort, dealer floorplan and middle market industries under a variety of financing vehicles with various contractual maturities.

Installment contracts generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan. Finance leases include residual values expected to be realized at contractual maturity. Finance leases with no significant residual value at the end of the contractual term are classified as installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. Installment contracts and finance leases have initial terms ranging from two to 20 years and are primarily secured by the financed equipment.

Distribution finance receivables are generally secured by the inventory of the financed distributor and include floor plan financing for third party dealers for inventory sold by E-Z-GO and Jacobsen businesses. Revolving loans are secured by trade receivables, inventory, plant and equipment, pools of vacation interval notes receivables, pools of residential and recreational land loans, and the underlying property. Distribution finance and revolving loans generally mature within one to five years.

Golf course and resort mortgages are secured by real property and are generally limited to 75% or less of the property’s appraised market value at loan origination.  Golf course mortgages have initial terms ranging from five to seven years with amortization periods from 15 to 25 years. Resort mortgages generally represent construction and inventory loans with terms up to two years. Leveraged leases are secured by the ownership of the leased equipment and real property and have initial terms up to approximately 30 years.

The following table displays the contractual maturity of the finance receivables. It does not necessarily reflect future cash collections because of various factors, including the repayment or refinancing of receivables prior to contractual maturity:

	Contractual Maturities						Finance Receivables Outstanding
(In millions)	2005	2006	2007	2008	2009	Thereafter	2004	2003
Installment contracts	$226	$176	$159	$182	$142	$570	$1,455	$1,396
Distribution finance	1,020	6	—	—	—	—	1,026	778
Revolving loans	754	201	169	64	70	144	1,402	1,194
Finance leases	140	53	55	59	17	86	410	309
Golf course and resort mortgages	168	245	152	138	130	172	1,005	945
Leveraged leases	(5)	2	(9)	73	38	440	539	513
	$2,303	$683	$526	$516	$397	$1,412	5,837	5,135
Less allowance for credit losses							99	119
							$5,738	$5,016

Contractual maturities for finance leases classified as installment contracts include the minimum lease payments, net of the unearned income to be recognized over the life of the lease. Total minimum lease payments and unearned income related to these finance leases were $708 million and $136 million, respectively, at January 1, 2005, and $670 million and $99 million, respectively, at January 3, 2004. Minimum lease payments due under these contracts for each of the next five years are as follows: $137 million in 2005, $120 million in 2006, $101 million in 2007, $92 million in 2008 and $92 million in 2009.

Textron Finance’s net investment in finance leases, excluding leases classified as installment contracts, is provided below:

(In millions)						2004	2003
Total minimum lease payments receivable						$383	$287
Estimated residual values of leased equipment						205	188
						588	475
Less unearned income					(178)		(166)
Net investment in finance leases						$410	$309

Minimum lease payments due under finance leases for each of the next five years are as follows: $83 million in 2005, $54 million in 2006, $47 million in 2007, $29 million in 2008 and $10 million in 2009.

The net investment in leveraged leases was as follows:

(In millions)						2004	2003
Rental receivable, net of nonrecourse debt						$545	$457
Estimated residual values on leased assets						286	389
						831	846
Unearned income					(292)		(333)
Investment in leveraged leases						539	513
Deferred income taxes					(358)		(353)
Net investment in leveraged leases						$181	$160

Excluding receivables with recourse to Textron Manufacturing, at the end of 2004 and 2003 Textron Finance had nonaccrual finance receivables totaling $119 million and $152 million, respectively, of which $85 million and $99 million, respectively, were impaired. In addition, Textron Finance had impaired accrual finance receivables totaling $58 million at January 1, 2005 and $137 million at January 3, 2004. The allowance for losses on finance receivables related to impaired loans is determined using assumptions related to the fair market value of the underlying collateral, and totaled $16 million and $18 million at the end of 2004 and 2003, respectively. The average recorded investment in impaired loans during 2004 was $123 million, compared with $201 million in 2003. No interest income was recognized on these loans using the cash basis method.

Textron Finance manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. The total managed and serviced finance receivable portfolio, including owned finance receivables, was $9.3 billion at the end of 2004 and $8.8 billion at the end of 2003. Managed receivables include owned finance receivables and finance receivables sold in securitizations and private transactions where Textron Finance has retained some element of credit risk and continues to service the portfolio.

At January 1, 2005, Textron Finance’s receivables were primarily diversified geographically across the United States, along with 13% in other countries. The most significant collateral concentration was in general aviation aircraft, which accounted for 20% of managed receivables. Textron Finance also has industry concentrations in the golf and vacation interval industries, which each accounted for 18% and 14%, respectively, of managed receivables at January 1, 2005.

Transactions between Finance and Manufacturing Groups

A portion of Textron Finance’s business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing’s Bell, Cessna and Industrial segments. The captive finance receivables for these inventory sales included in Textron Finance’s balance sheet are composed of the following:

(In millions)	January 1, 2005	January 3, 2004
Installment contracts	$628	$627
Distribution finance	42	31
Finance leases	279	139
Total	$949	$797

Operating agreements specify that Textron Finance has recourse to Textron Manufacturing for outstanding balances from some of these transactions. For those receivables for which collection has been guaranteed by Textron Manufacturing, reserves have been established for losses on Textron Manufacturing’s balance sheet and are recorded in current or long-term liabilities. These reserves are established for amounts that are potentially uncollectible or if the collateral values may be insufficient to cover the outstanding receivable. If an account is deemed uncollectible and the collateral is repossessed, Textron Finance will charge Textron Manufacturing for any deficiency. In some cases, the collateral is not repossessed by Textron Finance, and the receivable is transferred to Textron Manufacturing’s balance sheet for additional collection efforts. When this occurs, any related reserve previously established is reclassified from Textron Manufacturing’s current or long-term liabilities and is netted against either accounts receivable or notes receivable within other assets.

In 2004, 2003 and 2002, Textron Finance paid Textron Manufacturing $0.9 billion, $0.9 billion and $1.0 billion, respectively, relating to the sale of manufactured products to third parties that were financed by Textron Finance, and $77 million, $56 million and $104 million, respectively, for the purchase of operating lease equipment. At the end of 2004 and 2003, the amounts guaranteed by Textron Manufacturing totaled $384 million and $467 million, respectively. In addition, at the end of 2004 and 2003, Textron Finance had recourse to Textron Manufacturing for a lease with C&A totaling $82 million and $87 million, respectively.

Included in the finance receivables guaranteed by Textron Manufacturing are past due loans of $31 million and $41 million at the end of 2004 and 2003, respectively, that meet the nonaccrual criteria but are not classified as nonaccrual by Textron Finance due to the guarantee. Textron Finance continues to recognize income on these loans. Concurrently, Textron Manufacturing is charged for their obligation to Textron Finance under the guarantee so that there are no net interest earnings for the loans on a consolidated basis. Textron Manufacturing has established reserves for losses related to these guarantees that are included in other current liabilities. Textron Manufacturing’s reserves for these recourse liabilities to Textron Finance totaled $48 million and $64 million at the end of 2004 and 2003, respectively.

Securitizations

Textron Finance received proceeds of $0.4 billion in 2004 and $0.7 billion in 2003 from the securitization and sale (with servicing rights retained) of finance receivables. Pre-tax gains from securitized trust sales were approximately $56 million in 2004, $43 million in 2003 and $45 million in 2002. At the end of 2004, $2.3 billion in securitized loans were outstanding, with $17 million in past due loans. Textron Finance has securitized certain receivables generated by Textron Manufacturing for which it has retained full recourse to Textron Manufacturing.

Textron Manufacturing provides a guarantee to a securitization trust sponsored by a third-party financial institution that purchases timeshare note receivables from Textron Finance. The guarantee requires Textron Manufacturing to make payments to the trust should the cash flows from the timeshare notes fall below a minimum level. The maximum potential payment required under the credit enhancement agreement is $31 million. At January 1, 2005, Textron has a fair value liability recorded of approximately $0.2 million that was established upon the sale of additional timeshare note receivables into the trust. Textron has not been required to make any payments to the trust under the credit enhancement agreement, and based on historical experience with the collateral in the trust, no additional liability is considered necessary.

Textron Finance retained subordinated interests in the trusts which are approximately 2% to 10% of the total trust. Servicing fees range from 75 to 150 basis points. During 2004, key economic assumptions used in measuring the retained interests at the date of each securitization included prepayment speeds ranging from 12.4% to 23.0%, weighted-average lives ranging from 0.3 to 3.3 years, expected credit losses ranging from 0.5% to 2.8%, and residual cash flows discount rates ranging from 5.0% to 7.3%. At January 1, 2005, key economic assumptions used in measuring these retained interests were as follows:

(Dollars in millions)	Aircraft Loans	Distribution Finance Receivables	Vacation Interval Loans
Carrying amount of retained interests in securitizations, net	$98	$121	$14
Weighted-average life (years)	2.4	0.3	2.0
Prepayment speed (annual rate)	23.0%	—	20.0%
Expected credit losses (annual rate)	0.2%	0.7%	3.7%
Residual cash flows discount rate	4.2%	4.8%	4.5%

Hypothetical adverse changes of 10% and 20% to either the prepayment speed, expected credit losses or residual cash flows discount rates assumptions would not have a material impact on the current fair value of the residual cash flows associated with the retained interests. These hypothetical sensitivities should be used with caution, as the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, a change in one factor may result in a change in another factor that may magnify or counteract the sensitivities losses. For example, increases in market interest rates may result in lower prepayments and increased credit losses.

Note 5 Inventories

(In millions)	January 1, 2005	January 3, 2004
Finished goods	$643	$686
Work in process	1,206	681
Raw materials	231	202
2,080	1,569
Less progress/milestone payments	338	66
$1,742	$1,503

Inventories aggregating $1.1 billion and $1.0 billion at the end of 2004 and 2003, respectively, were valued by the last-in, first-out (“LIFO”) method. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $238 million and $224 million higher at those respective dates. The remaining inventories, other than those related to certain long-term contracts, are valued primarily by the first-in, first-out (“FIFO”) method. Inventories related to long-term contracts, net of progress/milestone payments were $259 million at the end of 2004 and $137 million at the end of 2003.

Note 6 Property, Plant and Equipment, net

Property, plant and equipment, net for Textron Manufacturing is composed of the following:

(In millions)			January 1, 2005		January 3, 2004
Land and buildings			$1,210		$1,084
Machinery and equipment			3,364		3,256
			4,574		4,340
Less accumulated depreciation and amortization			2,652		2,439
			$1,922		$1,901

Note 7 Goodwill and Other Intangible Assets

On December 30, 2001, Textron adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which required companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. All existing goodwill as of December 30, 2001 was required to be tested for impairment on a reporting unit basis. With the implementation in 2002, an after-tax transitional impairment charge of $488 million ($561 million, a pre-tax) was taken in the second quarter and retroactively recorded in the first quarter. The after-tax charge is included in the caption “Cumulative effect of change in accounting principle, net of income taxes” and relates to the following segments: $385 million in Industrial, $88 million in Fastening Systems and $15 million in Finance. For the Industrial and Fastening Systems segments, the primary factor resulting in the impairment charge was the decline in demand in certain industries in which these segments operate, especially the telecommunications industry, due to the economic slowdown. The Finance segment’s impairment charge related to the franchise finance division and was primarily the result of decreasing loan volumes and an unfavorable securitization market. No impairment charge was appropriate for these segments under the previous goodwill impairment accounting standard, which Textron applied based on undiscounted cash flows.

Textron also adopted the remaining provisions of SFAS No. 141, “Business Combinations,” on December 30, 2001. These provisions broaden the criteria for recording intangible assets separate from goodwill and require that certain intangible assets that do not meet the new criteria, such as assembled workforce and customer base, be reclassified into goodwill. Upon adoption of these provisions, intangible assets totaling $37 million, net of related deferred taxes, were reclassified into goodwill within the Industrial and Finance segments.

Changes in goodwill are summarized below:

(In millions)	Bell	Cessna	Fastening Systems	Industrial	Finance	Total
Balance at December 29, 2001	$101	$306	$473	$931	$192	$2,003
Reclassification of intangible assets	—	—	—	36	1	37
Transitional impairment charge	—	—	(100)	(437)	(24)	(561)
Foreign currency translation	—	—	17	26	—	43
Balance at December 28, 2002	$101	$306	$390	$556	$169	$1,522
Foreign currency translation	—	—	30	37	—	67
Balance at January 3, 2004	$101	$306	$420	$593	$169	$1,589
Acquisitions/dispositions	—	16	—	(20)	—	(4)
Foreign currency translation	—	—	20	20	—	40
Other	—	—	(3)	(14)	—	(17)
Balance at January 1, 2005	$101	$322	$437	$579	$169	$1,608

All of Textron’s acquired intangible assets are subject to amortization and are composed of the following:

Weighted- Average Amortization Period (In years)	January 1, 2005	January 3, 2004
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	20	$28	$5	$23	$28	$4	$24
License	15	10	—	10	—	—	—
Patents	8	12	7	5	12	5	7
Other	5	13	7	6	12	4	8
$63	$19	$44	$52	$13	$39

Amortization expense totaled $6 million in 2004 and $9 million in both 2003 and 2002. Amortization expense for fiscal years 2005, 2006, 2007, 2008 and 2009 is estimated to be approximately $5 million, $4 million, $4 million, $3 million and $3 million, respectively.

Note 8 Debt and Credit Facilities

(In millions)	January 1, 2005	January 3, 2004
Textron Manufacturing:
Long-term senior debt:
Medium-term notes due 2010 to 2011 (average rate of 9.85%)	$17	$17
6.375% due 2004	—	300
5.625% due 2005	406	372
6.375% due 2008	300	300
4.50% due 2010	250	250
6.50% due 2012	300	300
6.625% due 2020	288	265
Other long-term debt (average rate of 6.1% and 6.5%, respectively)	230	223
Total debt	$1,791	$2,027
Current portion of long-term debt	(433)	(316)
Total long-term debt	$1,358	$1,711

Textron Manufacturing maintains credit facilities with various banks for both short- and long-term borrowings. Textron Manufacturing has primary revolving credit facilities of $1.25 billion, of which $1.0 billion will expire in 2007 and $250 million will expire in March 2005. The $250 million facility includes a one-year term out option that can effectively extend its expiration into 2006. Textron Manufacturing’s credit facilities permit Textron Finance to borrow under these facilities. At January 1, 2005 and January 3, 2004, none of the lines of credit were used or reserved as support for commercial paper. The weighted-average interest rates for these facilities in 2004 and 2003 were 1.7% and 1.3%, respectively.

(In millions)	January 1, 2005	January 3, 2004
Textron Finance:
Borrowings under or supported by credit facilities*	$1,307	$520
Fixed-rate debt at average rate of 4.95% and 6.36%, respectively	2,360	2,831
Variable-rate notes at average rate of 3.04% and 2.29%, respectively	1,116	1,056
Total Textron Finance debt	$4,783	$4,407

*      The weighted-average interest rates on these borrowings, before the effect of interest rate exchange agreements, were 2.4% and 1.3% at year-end 2004 and 2003, respectively. Weighted-average interest rates during the years 2004 and 2003 were 1.6% and 1.5%, respectively.

Textron Finance has committed bank lines of credit of $1.5 billion of which $500 million expires in July 2005 and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option that can effectively extend its expiration into 2006. Textron Finance’s lines of credit, not reserved as support for outstanding commercial paper or letters of credit at January 1, 2005, were $187 million. None of these lines of credit were used at January 1, 2005 or January 3, 2004. Lending agreements limit Textron Finance’s net assets available for dividends and other payments to Textron Manufacturing to approximately $451 million of Textron Finance’s net assets of $1.0 billion at the end of 2004. These lending agreements also contain various restrictive provisions regarding additional debt (not to exceed 800% of consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), creation of liens and the maintenance of a fixed charges coverage ratio (no less than 125%).

The following table shows required payments during the next five years on debt outstanding at the end of 2004. The payment schedule excludes amounts that are payable under or supported by long-term credit facilities:

(In millions)	2005	2006	2007	2008	2009
Textron Manufacturing	$433	$8	$37	$348	$3
Textron Finance	656	985	983	42	542
	$1,089	$993	$1,020	$390	$545

Textron Manufacturing has agreed to cause Textron Finance to maintain certain minimum levels of financial performance. No payments from Textron Manufacturing were necessary in 2004, 2003 or 2002 for Textron Finance to meet these standards.

Cash paid for interest by Textron Manufacturing totaled $109 million, $117 million and $125 million in 2004, 2003 and 2002, respectively, and included $4 million, $5 million and $8 million in 2004, 2003 and 2002, respectively, paid to Textron Finance. Cash paid for interest by Textron Finance totaled $157 million, $182 million and $196 million in 2004, 2003 and 2002, respectively.

Note 9 Derivatives and Other Financial Instruments

Fair Value Interest Rate Hedges

Textron Manufacturing’s policy is to manage interest cost using a mix of fixed- and variable-rate debt. To manage this mix in a cost efficient manner, Textron Manufacturing will enter into interest rate exchange agreements to agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. Since the critical terms of the debt and the interest rate exchange match and the other conditions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are met, the hedge is considered perfectly effective. The mark-to-market values of both the fair value hedge instruments and underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in interest expense. At January 1, 2005, Textron Manufacturing had $6 million of deferred gains related to discontinued hedges. The deferred gains are being amortized as an adjustment to interest expense over the remaining life of the underlying debt of 45 months. Textron Manufacturing has interest rate exchange agreements with a fair value liability of $2 million at January 1, 2005.

Textron Finance enters into interest rate exchange agreements in order to mitigate exposure to changes in the fair value of its fixed-rate portfolios of receivables and debt due to changes in interest rates. These agreements convert the fixed-rate cash flows to floating rates. At January 1, 2005, Textron Finance had interest exchange agreements with a fair value of $11 million designated as fair value hedges, compared with a fair value of $8 million at January 3, 2004.

Textron Finance utilizes foreign currency interest rate exchange agreements to hedge its exposure, in a Canadian dollar functional currency subsidiary, to changes in the fair value of $60 million U.S. dollar denominated fixed-rate debt as a result of changes in both foreign currency exchange rates and Canadian Banker’s Acceptance rates. At January 1, 2005, these instruments had a fair value liability of $6 million, compared with $1 million at January 3, 2004. Textron Finance’s fair value hedges are highly effective, resulting in an immaterial net impact to earnings due to hedge ineffectiveness.

Cash Flow Interest Rate Hedges

Textron Finance enters into interest rate exchange, cap and floor agreements to mitigate its exposure to variability in the cash flows received from its investments in interest-only securities resulting from securitizations, which is caused by fluctuations in interest rates. The combination of these instruments convert net residual floating-rate cash flows expected to be received by Textron

Finance as a result of the securitization trust’s assets, liabilities and derivative instruments to fixed-rate cash flows. Changes in the fair value of these instruments are recorded net of the tax effect in other comprehensive (loss) income. At January 1, 2005, these instruments had a fair value liability of $8 million, compared with $14 million at January 3, 2004. Textron Finance expects approximately $1 million of net tax deferred gains to be reclassified to earnings related to these hedge relationships in 2005.

Textron Finance utilizes foreign currency interest rate exchange agreements to hedge the exposure through March 2005, in a Canadian dollar functional currency subsidiary, to fluctuations in the cash flows to be received on $107 million of LIBOR based U.S. dollar variable rate notes receivable as a result of changes in both foreign currency exchange rates and LIBOR. At January 1, 2005, these instruments had a fair value of $42 million, compared with $26 million at January 3, 2004. Textron Finance expects approximately $0.3 million of net tax deferred gains to be reclassified to earnings related to these hedge relationships in 2005.

At January 1, 2005, Textron Finance had $6 million of net tax deferred losses recorded in other comprehensive (loss) income related to terminated forward starting interest rate exchange agreements. These agreements were executed to hedge the exposure to the variability in cash flows from anticipated future issuances of fixed-rate debt and were terminated upon issuance of the debt. Textron Finance is amortizing the deferred losses into interest expense over the remaining life of the hedged debt of 38 months and expects approximately $2 million, net of income taxes, in deferred losses to be reclassified to earnings in 2005.

For cash flow hedges, Textron Finance recorded an after-tax loss of $7 million in 2004, a gain of $12 million in 2003, and a loss of $4 million in 2002 to accumulated other comprehensive loss with no impact to the statement of operations. Textron Finance has not incurred or recognized any gains or losses in earnings as the result of the ineffectiveness or the exclusion from its assessment of hedge effectiveness of its cash flow hedges.

Textron had minimal exposure to loss from nonperformance by the counterparties to its interest rate exchange agreements at the end of 2004 and does not anticipate nonperformance by counterparties in the periodic settlements of amounts due. Textron currently minimizes this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of “A,” by continuously monitoring such credit ratings and by limiting exposure to any one financial institution. The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed Textron’s obligations to the counterparty.

Cash Flow Foreign Exchange Rate Hedges

Textron manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of Textron’s foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of its products, and other assets and liabilities created in the normal course of business. Textron primarily utilizes forward exchange contracts and purchased options with maturities of no more than 18 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. The fair value of these instruments at January 1, 2005 was a $32 million asset. At year-end 2004, $21 million of after-tax gain was reported in accumulated other comprehensive loss from qualifying cash flow hedges. This gain is generally expected to be reclassified to earnings in the next 12 months as the underlying transactions occur. Textron Manufacturing also enters into certain foreign currency derivative instruments that do not meet hedge accounting criteria, and are primarily intended to protect against exposure related to intercompany financing transactions and income from international operations. The fair value of these instruments at the end of 2004 and the net impact of the related gains and losses on selling and administrative expense in 2004 were not material.

Net Investment Hedging

Textron hedges its net investment position in major currencies and generates foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, Textron borrows directly in foreign currency and designates a portion of foreign currency debt as a hedge of net investments. In addition, certain currency forwards are designated as hedges of Textron’s related foreign net investments. Currency effects of these hedges, which are reflected in the cumulative translation adjustment account within other comprehensive (loss) income, produced a $32 million after-tax loss during 2004, leaving an accumulated net loss balance of $19 million.

Stock-Based Compensation Hedging

Textron manages the expense related to stock-based compensation awards using cash settlement forward contracts on its common stock. The use of these forward contracts modifies compensation expense exposure to changes in the stock price with the intent to reduce potential variability. The fair value of these instruments at January 1, 2005 and January 3, 2004 was a receivable of

$31 million and $25 million, respectively. Gains and losses on these instruments are recorded as an adjustment to compensation expense when the award is charged to expense. These contracts impacted net income by $28 million in 2004, $23 million in 2003 and $(3) million in 2002. Cash received or paid on the contract settlement is included in cash flows from operating activities, consistent with the classification of the cash flows on the underlying hedged compensation expense.

	Fair Values of Financial Instruments

	The carrying amounts and estimated fair values of Textron’s financial instruments that are not reflected in the financial statements at fair value are as follows:

		January 1, 2005		January 3, 2004
	(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	Textron Manufacturing:
	Debt	$(1,791)	$(1,902)	$(2,027)	$(2,177)
	Textron Finance:
	Finance receivables	$4,888	$4,842	$4,313	$4,274
	Debt	$(4,783)	$(4,864)	$(4,407)	$(4,552)

Finance receivables exclude the fair value of finance and leveraged leases totaling $949 million at January 1, 2005 and $822 million at January 3, 2004, as these leases are recorded at fair value in the consolidated balance sheet.

Note 10 Mandatorily Redeemable Preferred Securities

Textron adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” in the third quarter of 2003. Upon adoption, Textron Finance classified its obligated mandatorily redeemable preferred securities previously classified as equity as a liability.

In June 2004, Textron Financial Corporation redeemed all of its $26 million Litchfield 10% Series A Junior Subordinated Debentures, due 2029. The debentures were held by a trust sponsored and wholly owned by Litchfield Financial Corporation, a subsidiary of Textron Financial Corporation. The proceeds from the redemption were used to redeem all of the $26 million Litchfield Capital Trust I 10% Series A Trust Preferred Securities at par value of $10 per share. There was no gain or loss on the redemption.

In July 2003, Textron redeemed its 7.92% Junior Subordinated Deferrable Interest Debentures, due 2045. The debentures were held by Textron’s wholly owned trust, and the proceeds from their redemption were used to redeem all of the $500 million Textron Capital I trust preferred securities with a 7.92% dividend yield. Upon the redemption, $15 million in unamortized issuance costs were written off and recorded in special charges.

Note 11 Shareholders’ Equity

	Capital Stock

Textron has authorization for 15,000,000 shares of preferred stock and 500,000,000 shares of 12.5 cent per share par value common stock. Each share of $2.08 Preferred Stock ($23.63 approximate stated value) is convertible into 4.4 shares of common stock and can be redeemed by Textron for $50 per share. Each share of $1.40 Preferred Dividend Stock ($11.82 approximate stated value) is convertible into 3.6 shares of common stock and can be redeemed by Textron for $45 per share.

	Performance Share Units and Stock Options

Textron’s 1999 Long-Term Incentive Plan (the “1999 Plan”) authorizes awards to key employees of Textron in three forms: (a) options to purchase Textron shares, (b) performance share units and (c) restricted stock. Options to purchase Textron shares have a maximum term of ten years and vest ratably over a three-year period, beginning with the 2003 grants. Prior grants vested ratably over two years. Restricted stock grants vest one-third each in the third, fourth and fifth year following the grant. In 2004 and 2003, Textron’s shareholders approved amendments to the 1999 Plan to revise the maximum number of shares authorized to 17,500,000 options to purchase Textron shares, 2,000,000 performance units and 2,000,000 shares of restricted stock.

At the end of 2004, 5,196,760 stock options were available for future grant under the 1999 Plan, as amended. Stock option activity is summarized as follows:

	2004		2003		2002
(Shares in thousands)	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options		Weighted- Average Exercise Price
Outstanding at beginning of year	13,158	$49.24	14,140	$49.62	10,976		$53.50
Granted	1,532	54.07	1,905	39.67	5,135		41.29
Exercised	(4,363)	42.48	(1,797)	39.59	(696)		34.25
Canceled or expired	(1,066)	59.52	(1,090)	53.29	(1,275)		57.89
Outstanding at end of year	9,261	$52.05	13,158	$49.24	14,140		$49.62
Exercisable at end of year	7,176	$52.70	9,115	$53.02	9,043		$54.08

Stock options outstanding at the end of 2004 are summarized as follows:

(Shares in thousands)		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number		Weighted- Average Exercise Price
$27 - $41		3,509	7.22 Years	$39.89	2,745		$40.25
$42 - $57		3,227	6.95 Years	$49.82	1,917		$45.90
$58 - $95		2,525	4.27 Years	$71.44	2,514		$71.45
		9,261			7,176

In 2004 and 2003, Textron granted 459,000 and 408,000 shares, respectively, of restricted stock at a weighted-average grant price of $57.30 and $40.61, respectively.  There were no restricted shares granted in 2002.

Reserved Shares of Common Stock

At the end of 2004, common stock reserved for the subsequent conversion of preferred stock and shares reserved for the exercise of stock options were 2,698,000 and 9,261,000, respectively.

Preferred Stock Purchase Rights

Each outstanding share of Textron common stock has attached to it one-half of a preferred stock purchase right. One preferred stock purchase right entitles the holder to buy one one-hundredth of a share of Series C Junior Participating Preferred Stock at an exercise price of $250. The rights become exercisable only under certain circumstances related to a person or group acquiring or offering to acquire a substantial block of Textron’s common stock. In certain circumstances, holders may acquire Textron stock, or in some cases the stock of an acquiring entity, with a value equal to twice the exercise price. The rights expire in September 2005 but may be redeemed earlier for $0.05 per right.

Income per Common Share

A reconciliation of income from continuing operations and basic to diluted share amounts is presented below:

		2004	2003			2002
(Dollars in millions, shares in thousands)		Income	Average Shares	Income	Average Shares	Income	Average Shares
Income from continuing operations available to common shareholders		$373	137,337	$292	135,875	$374	138,745
Dilutive effect of convertible preferred stock and stock options		—	2,832	—	1,342	—	1,507
Available to common shareholders and assumed conversions		$373	140,169	$292	137,217	$374	140,252

Accumulated Other Comprehensive Loss

(In millions)	Currency Translation Adjustment	Unrealized Gains (Losses) on Securities	Pension Liability Adjustment	Deferred Gains (Losses) on Hedge Contracts	Total
Balance at December 29, 2001	$(190)	$1	$(2)	$(32)	$(223)
Other comprehensive income (loss), net of tax	78	2	(95)	13	(2)
Net unrealized losses, net of tax	—	(25)	—	—	(25)
Reclassification adjustment, net of tax	—	25	—	—	25
Balance at December 28, 2002	$(112)	$3	$(97)	$(19)	$(225)
Other comprehensive income (loss), net of tax	159	—	(35)	37	161
Balance at January 3, 2004	$47	$3	$(132)	$18	$(64)
Other comprehensive income (loss), net of tax	97	—	(131)	4	(30)
Reclassification adjustment, net of tax	—	(3)	—	—	(3)
Balance at January 1, 2005	$144	$—	$(263)	$22	$(97)

Included in other comprehensive income (loss) is an income tax (expense) benefit of $(22) million, $3 million and $55 million in 2004, 2003 and 2002, respectively.

Note 12 Pension Benefits and Postretirement Benefits Other Than Pensions

Textron has defined benefit and defined contribution pension plans that together cover substantially all employees. The costs of the defined contribution plans amounted to approximately $29 million in 2004, $22 million in 2003 and $44 million in 2002. Defined benefits under salaried plans are based on salary and years of service. Hourly plans generally provide benefits based on stated amounts for each year of service. Textron’s funding policy is consistent with federal law and regulations. Textron also offers healthcare and life insurance benefits for certain retired employees which are included in the “Postretirement Benefits Other Than Pensions” caption.

The components of Textron’s net periodic benefit costs (income) are as follows:

	Pension Benefits			Postretirement Benefits Other Than Pensions
(In millions)	2004	2003	2002	2004	2003	2002
Service cost	$119	$105	$99	$9	$7	$4
Interest cost	291	283	278	39	41	45
Expected return on plan assets	(431)	(432)	(454)	—	—	—
Amortization of unrecognized transition asset	1	(6)	(17)	—	—	—
Amortization of prior service cost	17	16	15	(10)	(8)	(4)
Amortization of net loss (gain)	7	2	(16)	9	4	3
Curtailments	—	—	(6)	(1)	—	1
Net periodic benefit costs (income)	$4	$(32)	$(101)	$46	$44	$49
Weighted-average assumptions used to determine net periodic benefit costs (income):
Discount rate	6.14%	6.61%	7.06%	6.25%	6.75%	7.25%
Expected long-term rate of return on plan assets	8.65%	8.71%	8.72%	—	—	—
Rate of compensation increase	4.20%	4.20%	4.50%	—	—	—

Obligations and Funded Status

The following summarizes the changes in the benefit obligation and in the fair value of plan assets and provides a reconciliation of the funded status to the amounts recognized in the balance sheet for the pension and postretirement benefit plans, along with the assumptions used to determine benefit obligations:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2004	2003	2004	2003
Change in benefit obligation:
Beginning balance	$4,813	$4,342	$681	$675
Service cost	119	105	9	7
Interest cost	291	283	39	41
Amendments	2	33	(1)	(41)
Plan participants’ contributions	4	4	7	6
Actuarial losses	452	277	40	68
Benefits paid	(296)	(297)	(78)	(76)
Foreign exchange rate changes	67	68	1	1
Curtailments	—	(2)	(3)	—
Ending balance	$5,452	$4,813	$695	$681
Change in fair value of plan assets:
Beginning balance	$4,583	$4,008	$—	$—
Actual return on plan assets	532	790	—	—
Employer contributions	45	29	—	—
Plan participants’ contributions	4	4	—	—
Benefits paid	(296)	(297)	—	—
Foreign exchange rate changes	50	49	—	—
Ending balance	$4,918	$4,583	$—	$—
Reconciliation of funded status:
Funded status	$(534)	$(230)	$(695)	$(681)
Unrecognized actuarial loss	1,209	839	168	137
Unrecognized prior service cost (benefit)	148	163	(37)	(46)
Unrecognized transition net asset	1	2	—	—
Net amount recognized	$824	$774	$(564)	$(590)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost asset	$836	$892	$—	$—
Accrued benefit liability	(376)	(312)	(564)	(590)
Intangible assets	59	4	—	—
Accumulated other comprehensive loss	305	190	—	—
Net amount recognized	$824	$774	$(564)	$(590)
Weighted-average assumptions used to determine benefit obligations at year-end:
Discount rate	5.67%	6.14%	5.75%	6.25%
Rate of compensation increase	4.50%	4.20%	—	—

Pension Benefits

The accumulated benefit obligation for all defined benefit pension plans was $5.0 billion at January 1, 2005 and $4.4 billion at January 3, 2004. Pension plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows at year-end:

(In millions)	2004	2003
Projected benefit obligation	$2,282	$798
Accumulated benefit obligation	$2,053	$716
Fair value of plan assets	$1,700	$417

In addition to the plans in the above table, Textron has plans with the projected benefit obligation in excess of plan assets as follows:

(In millions)	2004	2003
Projected benefit obligation	$67	$1,238
Accumulated benefit obligation	$44	$1,129
Fair value of plan assets	$44	$1,167

Textron’s pension assets are invested with the objective of achieving a total rate of return over the long term, sufficient to fund future pension obligations and to minimize future pension contributions. Textron is willing to tolerate a commensurate level of risk to achieve this objective based on the funded status of the plans and the long-term nature of Textron’s pension liability. Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers. All of the assets are managed by external investment managers, and the majority of the assets are actively managed. Where possible, investment managers are prohibited from owning Textron stock in the portfolios that they manage on behalf of Textron.

Asset allocation target ranges were established consistent with the investment objectives, and the assets are rebalanced periodically. The expected long-term rate of return on plan assets was determined based on a variety of considerations, including the established asset allocation targets and expectations for those asset classes, historical returns of the plans’ assets and the advice of outside advisors. At January 1, 2005, the target allocation range is 44%-70% for equity securities, 13%-33% for debt securities and 7%-13% for both real estate and for other assets.

Textron’s percentages of the fair value of total pension plan assets by major category are as follows:

Asset Category	January 1, 2005	January 3, 2004
Equity securities	59%	61%
Debt securities	24%	24%
Real estate	8%	7%
Other	9%	8%
Total	100%	100%

Other Postretirement Benefits

For measurement purposes, Textron has assumed an annual healthcare cost trend rate of 11% for covered healthcare benefits in 2005. The rate was assumed to decrease gradually to 5% in 2009 and remain at that level thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(In millions)		One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components		$5	$(4)
Effect on postretirement benefit obligations other than pensions		$59	$(51)

During the third quarter of 2004, Textron adopted FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act provides for a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide benefits that are at least actuarially equivalent to Medicare Part D. Textron has determined that the benefits it provides meet the equivalency tests as defined in the Act and has included the effects of the subsidy as a reduction to the accumulated projected benefit obligation of approximately $50 million. The total impact of the subsidy on the net periodic benefit cost for postretirement benefits other than pensions in 2004 is approximately $7 million.

Estimated Future Cash Flow Impact

In 2005, Textron expects to contribute in the range of $30 million to $35 million to fund its qualified pension plans and does not expect to contribute to its other postretirement benefit plans. The benefit payments provided below reflect expected future employee service, as appropriate, that are expected to be paid, net of estimated participant contributions. The benefit payments are based on the same assumptions used to measure Textron’s benefit obligation at the end of fiscal 2004. Pension benefit payments will primarily be made out of qualified pension trusts. Postretirement benefits other than pensions are paid out of Textron’s assets.

(In millions)	Pension Benefits	Post- retirement Benefits Other Than Pensions	Expected Medicare Part D Subsidy
2005	$292	$62	$—
2006	296	66	(4)
2007	301	68	(4)
2008	307	70	(5)
2009	314	70	(5)
2010 – 2014	1,678	324	(23)

Note 13 Income Taxes

Textron files a consolidated federal income tax return for all U.S. subsidiaries and separate returns for foreign subsidiaries. Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts is as follows:

(In millions)	2004	2003	2002
United States	$296	$253	$475
Foreign	232	164	101
Total	$528	$417	$576

Income tax expense for continuing operations is summarized as follows:

(In millions)	2004	2003	2002
Federal:
Current	$33	$40	$54
Deferred	61	8	82
State	13	15	15
Foreign	48	49	25
Income tax expense	$155	$112	$176

The following reconciles the federal statutory income tax rate to the effective income tax rate reflected in the consolidated statements of operations:
	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.6	2.3	1.8
Special foreign dividend	2.1	—	—
Permanent items from Trim divestiture	—	—	1.2
Favorable tax settlements	—	(3.1)	(2.1)
ESOP dividends	(1.6)	(2.2)	(3.1)
Foreign tax rate differential	(5.9)	(2.1)	(0.5)
Export sales benefit	(1.1)	(1.4)	(1.5)
Other, net	(0.7)	(1.6)	(0.2)
Effective income tax rate	29.4%	26.9%	30.6%

The tax effects of temporary differences that give rise to significant portions of Textron’s net deferred tax assets and liabilities were as follows:

(In millions)	January 1, 2005	January 3, 2004
Deferred tax assets:
Deferred revenue	$31	$15
Restructuring reserve	25	11
Warranty and product maintenance reserves	99	110
Self-insured liabilities, including environmental	98	90
Deferred compensation	166	156
Obligation for postretirement benefits	30	31
Investment securities	—	20
Allowance for credit losses	75	77
Amortization of goodwill and other intangibles	35	52
Loss carryforwards	91	52
Other, principally timing of other expense deductions	132	59
Total deferred tax assets	782	673
Valuation allowance for deferred tax assets	(155)	(74)
	$627	$599
Deferred tax liabilities:
Textron Finance transactions, principally leasing	$(505)	$(442)
Property, plant and equipment, principally depreciation	(130)	(113)
Inventory	(48)	(24)
Currency translation adjustment	(3)	(6)
Total deferred tax liabilities	(686)	(585)
Net deferred tax (liability) asset	$(59)	$14

At January 1, 2005 and January 3, 2004, Textron had non-U.S. net operating loss carryforwards for income tax purposes of $165 million and $162 million, respectively, of which $148 million and $140 million, respectively, can be carried forward indefinitely. The balance expires at various dates through 2013. At January 1, 2005, Textron had U.S. federal net operating loss carryforwards for income tax purposes of $64 million that expire in 2025.

A valuation allowance at January 1, 2005 and January 3, 2004 of $155 million and $74 million, respectively, has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of the deferred tax assets. The increase in the valuation allowance was primarily related to deferred tax assets resulting from minimum pension liability adjustments recorded in other comprehensive (loss) income in certain foreign jurisdictions.

The undistributed earnings of Textron’s foreign subsidiaries on which tax is not provided, which approximated $910 million at the end of 2004, are considered to be indefinitely reinvested.  If the earnings of foreign subsidiaries were distributed, taxes, net of foreign tax credits, would be increased by approximately $219 million in 2004.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law and includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. Textron intends to repatriate approximately $200 million in non-U.S. cash and has recognized a related tax expense of $11 million in the fourth quarter of 2004.  Textron is continuing to evaluate the effects of the AJCA and expects to complete this evaluation in 2005.  It is possible that Textron may repatriate an additional amount within the range of zero to $200 million in 2005, resulting in an income tax expense within the range of zero to $11 million.

Cash payments for taxes, net of tax refunds received, for Textron Manufacturing including discontinued operations totaled $(32) million in 2004, $(158) million in 2003 and $42 million in 2002. Cash payments for taxes, net of tax refunds, for Textron Finance totaled $61 million in 2004, $(6) million in 2003 and $(31) million in 2002.

Note 14 Special Charges

Special charges are summarized below for the applicable segments:

	Restructuring Expense
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Impairments	Other Associated Costs	Total	Other Charges	Total Special Charges
2004
Bell	$—	$—	$(1)	$—	$(1)	$—	$(1)
Cessna	—	—	—	—	—	—	—
Fastening Systems	37	7	9	19	72	—	72
Industrial	28	37	1	6	72	—	72
Finance	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	(12)	(12)
	$65	$44	$9	$25	$143	$(12)	$131
2003
Bell	$2	$—	$—	$—	$2	$—	$2
Cessna	8	—	1	—	9	—	9
Fastening Systems	34	—	34	7	75	—	75
Industrial	17	2	10	13	42	—	42
Finance	4	—	2	—	6	—	6
Corporate	3	—	—	—	3	15	18
	$68	$2	$47	$20	$137	$15	$152
2002
Bell	$4	$—	$1	$1	$6	$—	$6
Cessna	23	—	2	4	29	—	29
Fastening Systems	12	2	4	4	22	—	22
Industrial	14	2	6	13	35	—	35
Finance	—	—	—	—	—	—	—
Corporate	1	—	—	—	1	38	39
	$54	$4	$13	$22	$93	$38	$131

To improve returns at core businesses and to complete the integration of certain acquisitions, Textron approved and committed to a restructuring program in the fourth quarter of 2000 based upon targeted cost reductions. This program was expanded in 2001, and in October 2002 Textron announced a further expansion of the program as part of its strategic effort to improve operating efficiencies, primarily in its industrial businesses. Textron’s restructuring program includes corporate and segment direct and indirect workforce reductions, consolidation of facilities primarily in the United States and Europe, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses, and streamlining of sales and administrative overhead. Under this restructuring program, Textron has reduced its workforce by approximately 11,000 employees from continuing operations, representing approximately 19% of its global workforce since the restructuring was first announced. A total of 107 facilities have been closed under this program, including 45 manufacturing plants, primarily in the Industrial and Fastening Systems segments.

In total, Textron estimates that the entire program for continuing operations will be approximately $540 million (including $11 million related to the divested Automotive Trim business (“Trim”)). As of January 1, 2005, $519 million of cost has been incurred relating to continuing operations (including $11 million related to Trim), with $213 million in the Industrial segment, $219 million in the Fastening Systems segment, $38 million in the Cessna segment, $29 million in the Bell segment, $9 million in the Finance segment and $11 million at Corporate. Costs incurred through January 1, 2005 include $268 million in severance costs, $98 million in asset impairment charges (net of gains on the sale of fixed assets), $54 million in contract termination costs and $99 million in other associated costs.

An analysis of the restructuring program and related reserve account is summarized below:

(In millions)	Severance Costs	Contract Terminations	Other Associated Costs	Fixed Asset Impairments	Total
Balance at December 29, 2001	$28	$3	$—	$—	$31
Additions	60	5	22	13	100
Reserves deemed unnecessary	(6)	(1)	—	—	(7)
Non-cash utilization	—	—	—	(13)	(13)
Cash paid	(60)	(4)	(22)	—	(86)
Balance at December 28, 2002	$22	$3	$—	$—	$25
Additions	69	2	20	47	138
Reserves deemed unnecessary	(1)	—	—	—	(1)
Non-cash utilization	—	—	—	(47)	(47)
Cash paid	(58)	(2)	(20)	—	(80)
Balance at January 3, 2004	$32	$3	$—	$—	$35
Additions	67	44	25	13	149
Reserves deemed unnecessary	(2)	—	—	—	(2)
Gains on sale of fixed assets	—	—	—	(4)	(4)
Non-cash utilization	—	—	—	(9)	(9)
Cash paid	(66)	(4)	(25)	—	(95)
Balance at January 1, 2005	$31	$43	$—	$—	$74

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

The specific restructuring measures and associated estimated costs are based on Textron’s best judgment under prevailing circumstances. Textron believes that the restructuring reserve balance of $74 million is adequate to cover the costs presently accruable relating to activities formally identified and committed to under approved plans as of January 1, 2005 and anticipates that all actions related to these liabilities will be completed within a twelve-month period.

Other Charges

In July 2003, Textron redeemed its 7.92% Junior Subordinated Deferrable Interest Debentures due 2045. The debentures were held by Textron’s wholly owned trust, and the proceeds from their redemption were used to redeem all of the $500 million Textron Capital I trust preferred securities. Upon the redemption, $15 million of unamortized issuance costs were written off and recorded in special charges.

During the second half of 2002, the C&A common stock owned by Textron experienced a decline in market value. Textron acquired this stock as a result of the disposition of the Trim business. In December 2002, Moody’s lowered its liquidity rating of C&A. Due to this indicator and the extended length of time and extent to which the market value of the stock was less than the carrying value, Textron determined that the decline in the market value of the stock was other than temporary and wrote down its investment in the stock. The write-down resulted in a pre-tax loss of $38 million, which is included in special charges. Textron sold its remaining investment in C&A common stock for cash proceeds of $34 million and recorded a pre-tax gain of $12 million in the first quarter of 2004.

Note 15 Contingencies

Textron is subject to legal proceedings and other claims arising out of the conduct of Textron’s business, including proceedings and claims relating to private sector transactions; government contracts; production partners; product liability; employment; and environmental, safety, and health matters. Some of these legal proceedings and claims seek damages, fines, or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in Textron’s suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, Textron believes that these proceedings and claims will not have a material effect on Textron’s financial position or results of operations.

During 2002, the Lycoming aircraft engine business, in conjunction with the U.S. Federal Aviation Administration (“FAA”), recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a third-party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program is substantially complete. It is possible, however, that additional engines outside of the current recall could potentially be affected. Accordingly, Textron has continued to monitor the performance of the crankshafts previously supplied by the third-party to ensure that the reserve adequately covers all engines with potentially faulty crankshafts. Textron has reserves of $11 million for costs directly related to potential crankshaft issues that may not specifically be a part of the recall program.

In connection with the recall, the third-party supplier filed a lawsuit against Lycoming claiming that the supplier had been wrongly blamed for aircraft engine failures resulting from its crankshaft forging process and that Lycoming’s design was the cause of the engine failures. On February 14, 2005, a jury returned a verdict against Lycoming for $1.7 million in increased insurance costs and $2.7 million in expert fees. The following day the jury returned a verdict for $86 million in punitive damages. The court may also award attorneys’ fees, based upon a jury finding that $5.3 million in fees incurred by the supplier was reasonable. While the ultimate outcome of the litigation cannot be assured, management disagrees with the verdicts and believes that it is probable that they will be reversed through the appellate process.

On September 20, 2004, the third-party supplier filed for bankruptcy protection and ceased delivering crankshafts to Lycoming. Management estimates that current crankshaft inventories on hand should be adequate to cover planned production requirements through early 2005. In conjunction with the FAA, Lycoming is in the process of certifying a new supplier. The new supplier has begun manufacturing crankshafts pending completion of the certification process. Textron is working with the FAA and the supplier, and is not aware of any issues with the certification process at this time. Based on the current status of the certification process and the forecasted production requirements, the transition to the new supplier is not expected to have a material impact on Textron’s results of operations or financial position.

Environmental Remediation

As with other industrial enterprises engaged in similar businesses, Textron is involved in a number of remedial actions under various federal and state laws and regulations relating to the environment that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites on which hazardous wastes or materials were disposed or released. Expenditures to evaluate and remediate contaminated sites approximated $6 million, $6 million and $16 million in 2004, 2003 and 2002, respectively.

Textron’s accrued estimated environmental liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations and are subject to a number of factors and uncertainties. Accrued liabilities relate to disposal costs, U.S. Environmental Protection Agency oversight costs, legal fees, and operating and maintenance costs for both currently and formerly owned or operated facilities. Circumstances that can affect the reliability and precision of the accruals include the identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation, and the time period over which remediation may occur. Textron believes that any changes to the accruals that may result from these factors and uncertainties will not have a material effect on Textron’s financial position or results of operations. Based upon information currently available, Textron estimates potential environmental liabilities to be in the range of $41 million to $140 million. At the end of 2004, environmental reserves of approximately $69 million, of which $9 million are classified as current liabilities, have been established to address these specific estimated potential liabilities. Textron estimates that its accrued environmental remediation liabilities will likely be paid over the next five to ten years.

Note 16 Arrangements with Off-Balance Sheet Risk

Textron enters into arrangements with off-balance sheet risk in the normal course of business, as discussed below.

Guarantees

Textron has joint venture agreements with external financing arrangements for which Textron has guaranteed approximately $18 million in debt obligations. Textron would be required to make payments under these guarantees if a joint venture defaults under the debt agreements.

Bell Helicopter and AgustaWestland North America Inc. (“AWNA”) formed the AgustaWestlandBell Limited Liability Company (“AWB LLC”) in January 2004 for the joint design, development, manufacture, sale, customer training and product support of the US101 helicopter and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government. It is anticipated that AWB LLC will contract with either Bell Helicopter or AWNA for any workshare required under any US101 contracts received.

Bell Helicopter has guaranteed to Lockheed Martin, the prime contractor for the U.S. Marine Corps Marine 1 Helicopter Squadron (VXX) Program (“VXX Program”), the due and prompt performance of AWB LLC’s obligations under any subcontracts received from Lockheed Martin, not to exceed 49% of AWB LLC’s aggregate liability. AgustaWestland N.V., AWNA’s parent company, has guaranteed the remaining 51% to Lockheed Martin. Bell Helicopter and AgustaWestland N.V. have entered into cross-indemnification agreements in which each party indemnifies the other related to any payments required under these agreements that result from the indemnifying party’s workshare under any subcontracts received.

The maximum amount that Bell Helicopter could be required to pay related to this guarantee is dependent on the value of subcontracts received by AWB LLC from Lockheed Martin. As of January 1, 2005, AWB LLC had completed work under subcontracts received in 2004. On January 28, 2005, Lockheed Martin, with AWB LLC as its principal subcontractor, was selected to design, develop, manufacture and support the helicopters for the VXX Program; a subcontract for this effort is expected to be issued in the first quarter of 2005.

In the ordinary course of business, Textron enters into standby letters of credit and surety bonds with financial institutions, principally to guarantee payment or performance to certain third parties in accordance with specified terms and conditions. At January 1, 2005, there were $168 million of standby letters of credit outstanding and $81 million of surety bonds outstanding. Management knows of no event of default that would require Textron to satisfy these guarantees at the end of 2004.

Textron has a number of guaranteed minimum resale value contracts associated with certain past aircraft sales. These guarantees require Textron to make possible future payments to a customer in the event that the fair value of an aircraft falls below a minimum guaranteed amount or to stipulate a minimum trade-in value. The agreements generally include operating restrictions such as maximum usage over the guarantee period or minimum maintenance requirements. In addition, Textron has guaranteed the minimum resale value of certain customer-owned aircraft anticipated to be traded in upon completion of a model currently under development. Textron has recorded a $2 million liability related to the estimated fair value of the guarantee under these agreements.  The total amount of resale value guaranteed under these agreements at January 1, 2005 was approximately $33 million. Based on the estimated fair values of the guaranteed aircraft prevailing at January 1, 2005, there is no additional liability related to Textron’s obligation under these agreements. The guarantee contracts expire as follows: $2 million in 2005, $3 million in 2006, $2 million in 2008, $3 million in 2009, $2 million in 2010, $2 million in 2011 and $19 million in 2012.

Textron Finance sells receivables in whole-loan sales where limited credit enhancement is typically provided in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk. Textron Finance has a contingent liability related to the sale of equipment lease rental streams in 2003 and 2001. The maximum liability at January 1, 2005 was $42 million, and in the event Textron Finance’s credit rating falls below BBB, it is required to pledge a related pool of equipment residuals that amount to $10 million. Textron Finance has valued this contingent liability based on assumptions for annual credit losses and prepayment rates of 0.25% and 7.5%, respectively.

In connection with the sale of Trim, certain operating leases were transferred to C&A. Textron has guaranteed C&A’s payments under these operating leases up to an aggregate remaining amount of $13 million. Textron is required to make payments under these guarantees upon a default by C&A under the lease agreements. These guarantees expire along with the underlying lease agreements. Textron believes it has sufficient recourse against C&A under the indemnity provisions of the purchase and sale agreement should it be required to make any payments under these guarantees.

Variable Interest Entities

Textron entered into an agreement with Agusta Aerospace Corporation in November 1998 to share certain costs and profits for the joint design, development, manufacture, marketing, sale, customer training and product support of the commercial tiltrotor Model BA609 and the Model AB139. As of the end of 2004, only certain marketing and administrative costs are charged to the venture, while development costs are recorded separately by the partners. Bell’s share of the development costs are charged to Textron’s earnings as a period expense. This venture is a variable interest entity as it relies on its partners to fund the development and provide services for substantially all of the venture’s operations. Since Bell does not absorb more than half of this venture’s expected losses or residual returns, it is not the primary beneficiary and cannot consolidate this venture. Bell is not obligated to continue funding this venture other than to execute existing contracts. As of January 1, 2005, this venture had total assets of approximately $41 million and no debt.

Leases

Rental expense approximated $102 million, $105 million and $102 million in 2004, 2003 and 2002, respectively. Future minimum rental commitments for noncancelable operating leases in effect at the end of 2004 approximated $75 million for 2005, $60 million for 2006, $41 million for 2007, $32 million for 2008, $30 million for 2009 and a total of $130 million thereafter.

Loan Commitments

At January 1, 2005, Textron Finance had unused commitments to fund new and existing customers under $1.0 billion of committed revolving lines of credit, compared with $1.1 billion at January 3, 2004. Generally, interest rates on these commitments are not set until the loans are funded so Textron Finance is not exposed to interest rate changes. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements.

Note 17 Supplemental Financial Information

Accrued Liabilities

Textron Manufacturing’s accrued liabilities are composed of the following:

(In millions)	January 1, 2005	January 3, 2004
Customer deposits	$549	$253
Warranty and product maintenance contracts	282	304
Salaries, wages and employer taxes	281	254
Deferred revenue	114	95
Accrued interest	52	48
Dividends payable	48	2
Other	492	355
Total accrued liabilities	$1,818	$1,311

Warranty and Product Maintenance Contracts

Textron provides limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years. Textron estimates the costs that may be incurred under warranty programs and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect this liability include the number of products sold, historical and anticipated rates of warranty claims and cost per claim. Textron periodically assesses the adequacy of its recorded warranty and product maintenance liabilities and adjusts the amounts as necessary.

Changes in Textron’s warranty and product maintenance liability are as follows:

(In millions)	2004	2003	2002
Accrual at beginning of year	$304	$295	$251
Provision	147	150	165
Settlements	(152)	(151)	(156)
Adjustments to prior accrual estimates	(17)	10	35
Accrual at end of year	$282	$304	$295

For 2002, the adjustments to prior accrual estimates include $31 million in costs for the recall, inspection and customer care program at Lycoming described in Note 15.

Research and Development Costs

Company-funded and customer-funded research and development costs are as follows:

(In millions)	2004	2003	2002
Company-funded	$307	$255	$204
Customer-funded	283	332	379
Total research and development	$590	$587	$583

Customer-funded research and development costs are primarily related to U.S. Government contracts, including the V-22 and H-1 development contracts.

Note 18 Segment Reporting and Geographic Data

Textron has five reportable segments: Bell, Cessna, Fastening Systems, Industrial and Finance. See Note 1 for the principal markets, and Item 1. Business of Textron on pages 1 through 5 for products, of the segments.

Textron’s reportable segments are strategically aligned based on the manner in which Textron manages its various operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Textron evaluates segment performance based on segment profit. Segment profit for Textron Manufacturing excludes interest expense, certain corporate expenses, special charges, and gains and losses from the disposition of significant business units. Textron Finance includes interest income, interest expense and distributions on preferred securities of Finance subsidiary trust, and excludes special charges as part of segment profit. Provisions for losses on finance receivables involving the sale or lease of Textron products are recorded by the selling manufacturing division.

	Revenues			Segment Profit
(In millions)	2004	2003	2002	2004	2003	2002
Bell	$2,254	$2,348	$2,235	$250	$234	$169
Cessna	2,473	2,299	3,175	267	199	376
Fastening Systems	1,924	1,737	1,650	53	66	72
Industrial	3,046	2,836	2,627	194	150	169
Finance	545	572	584	139	122	118
	$10,242	$9,792	$10,271	903	771	904
Special charges				(131)	(152)	(131)
Segment operating income				772	619	773
Gain on sale of businesses				—	15	25
Corporate expenses and other, net				(149)	(119)	(114)
Interest expense, net				(95)	(98)	(108)
Income from continuing operations before income taxes and distributions on preferred securities				$528	$417	$576

	Assets			Property, Plant and Equipment Expenditures*
(In millions)	2004	2003	2002	2004	2003	2002
Bell	$1,674	$1,496	$1,556	$62	$50	$29
Cessna	1,751	1,622	1,823	98	99	92
Fastening Systems	1,585	1,464	1,451	52	34	43
Industrial	2,601	2,468	2,304	100	105	120
Finance	6,738	6,333	6,383	12	17	17
Corporate	1,497	1,716	1,580	22	18	14
Discontinued operations	29	72	575	—	4	3
	$15,875	$15,171	$15,672	$346	$327	$318

* Includes capital expenditures financed through capital leases

	Amortization			Depreciation
(In millions)	2004	2003	2002	2004	2003	2002
Bell	$2	$2	$1	$47	$52	$48
Cessna	—	—	—	71	75	78
Fastening Systems	—	—	4	73	76	70
Industrial	6	9	9	101	93	103
Finance	10	11	10	36	34	27
Corporate	(3)	(4)	2	10	6	4
	$15	$18	$26	$338	$336	$330

The following summarizes revenues by type of products:

Revenues
(In millions)	2004	2003	2002

Bell:
Rotor aircraft	$1,615	$1,755	$1,636
Other	639	593	599
Cessna: fixed-wing aircraft	2,473	2,299	3,175
Fastening Systems	1,924	1,737	1,650
Industrial:
Fuel systems and functional components	1,582	1,454	1,226
Golf and turf-care products	708	665	756
Fluid & Power	463	446	383
Other	293	271	262
Finance	545	572	584
$10,242	$9,792	$10,271

Revenues include sales to the U.S. Government of $1.3 billion in 2004, $1.4 billion in 2003 and $1.3 billion in 2002, primarily in the Bell segment.

Geographic Data

Presented below is selected financial information by geographic area of Textron’s operations:

Revenues*	Property, Plant and Equipment, net**
(In millions)	2004	2003	2002	2004	2003	2002
United States	$6,069	$6,093	$6,790	$1,283	$1,281	$1,384
Canada	348	364	383	71	74	63
Latin America and Mexico	509	466	511	32	34	27
Germany	866	822	611	252	231	198
Asia and Australia	670	471	396	66	54	41
United Kingdom	356	317	324	82	95	108
France	374	350	260	93	91	86
Other	1,050	909	996	84	88	72
$10,242	$9,792	$10,271	$1,963	$1,948	$1,979

* Revenues are attributed to countries based on the location of the customer
** Property, plant and equipment, net are based on the location of the asset.

Quarterly Data

	(Unaudited)	2004				2003
	(Dollars in millions, except per share amounts)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	Revenues
	Bell	$590	$570	$587	$507	$675	$521	$616	$536
	Cessna	856	699	500	418	620	516	575	588
	Fastening Systems	479	454	494	497	457	404	447	429
	Industrial	763	697	805	781	773	639	734	690
	Finance	145	129	137	134	154	136	142	140
	Total revenues	$2,833	$2,549	$2,523	$2,337	$2,679	$2,216	$2,514	$2,383
	Segment profit
	Bell	$68	$59	$71	$52	$69	$69	$56	$40
	Cessna	119	82	44	22	43	31	66	59
	Fastening Systems	8	1	24	20	17	10	21	18
	Industrial	47	42	57	48	44	26	43	37
	Finance	44	28	36	31	52	24	23	23
	Total segment profit	286	212	232	173	225	160	209	177
	Special charges	(46)	(16)	(17)	(52)	(63)	(41)	(21)	(27)
	Total segment operating income	240	196	215	121	162	119	188	150
	Gain on sale of businesses	—	—	—	—	—	—	—	15
	Corporate expenses and other, net	(48)	(30)	(36)	(35)	(38)	(19)	(30)	(32)
	Interest expense, net	(22)	(23)	(25)	(25)	(26)	(26)	(22)	(24)
	Income taxes	(48)	(42)	(45)	(20)	(12)	(25)	(41)	(34)
	Distribution on preferred securities of manufacturing subsidiary trust, net of income taxes	—	—	—	—	—	—	(7)	(6)
	Income from continuing operations	122	101	109	41	86	49	88	69
	Income (loss) from discontinued operations, net of income taxes	3	2	(9)	(4)	(3)	(2)	(25)	(3)
	Net income	$125	$103	$100	$37	$83	$47	$63	$66
	Earnings per common share
	Basic:
	Income from continuing operations	$0.90	$0.73	$0.79	$0.30	$0.63	$0.36	$0.65	$0.51
	Income (loss) from discontinued operations	0.02	0.02	(0.07)	(0.03)	(0.02)	(0.01)	(0.18)	(0.03)
	Net income	$0.92	$0.75	$0.72	$0.27	$0.61	$0.35	$0.47	$0.48
	Average shares outstanding (In thousands)	136,571	137,896	137,749	137,380	136,335	135,627	135,380	135,991
	Diluted:
	Income from continuing operations	$0.87	$0.72	$0.78	$0.29	$0.62	$0.36	$0.65	$0.50
	Income (loss) from discontinued operations	0.02	0.01	(0.07)	(0.03)	(0.02)	(0.02)	(0.19)	(0.02)
	Net income	$0.89	$0.73	$0.71	$0.26	$0.60	$0.34	$0.46	$0.48
	Average shares outstanding (In thousands)	139,704	140,618	140,287	140,229	138,326	136,828	136,257	137,059
	Segment profit margins
	Bell	11.5%	10.4%	12.1%	10.3%	10.2%	13.2%	9.1%	7.5%
	Cessna	13.9	11.7	8.8	5.3	6.9	6.0	11.5	10.0
	Fastening Systems	1.7	0.2	4.9	4.0	3.7	2.5	4.7	4.2
	Industrial	6.2	6.0	7.1	6.1	5.6	4.1	5.9	5.4
	Finance	30.3	21.7	26.3	23.1	33.8	17.6	16.2	16.4
	Segment profit margin	10.1	8.3	9.2	7.4	8.4	7.2	8.3	7.4
	Common stock information
Price range:	High	$74.63	$65.47	$59.43	$58.28	$57.70	$45.53	$38.69	$45.45
	Low	$63.04	$57.38	$52.45	$50.84	$39.45	$38.07	$27.46	$26.85
	Dividends per share	$0.350	$0.325	$0.325	$0.325	$0.325	$0.325	$0.325	$0.325

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Reserves

(In millions)	2004	2003	2002
Textron Manufacturing:
Balance at beginning of year	$66	$48	$50
Charged to costs and expenses	22	43	23
Deductions from reserves*	(24)	(25)	(25)
Balance at end of year	$64	$66	$48
Textron Finance:
Balance at beginning of year	$119	$145	$125
Charged to costs and expenses	58	81	111
Deduction from reserves*	(78)	(107)	(91)
Balance at end of year	$99	$119	$145

Textron Manufacturing’s Reserves for Recourse Liability to Textron Finance

(In millions)	2004	2003	2002
Balance at beginning of year	$64	$59	$60
Charged to costs and expenses	10	37	47
Reclassifications to other assets	(14)	(4)	(20)
Reclassification from discontinued operations line	—	21	—
Deductions from reserves*	(12)	(49)	(28)
Balance at end of year	$48	$64	$59

Textron Manufacturing’s Inventory FIFO Reserves

(In millions)	2004	2003	2002
Balance at beginning of year	$124	$139	$131
Charged to costs and expenses	38	52	81
Deductions from reserves*	(46)	(67)	(73)
Balance at end of year	$116	$124	$139

*	Represents uncollectible accounts written off (less recoveries), inventory disposals, acquisitions and translation adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures - We have carried out an evaluation, under the supervision and the participation of our management, including our Chairman, President and Chief Executive Officer (our “CEO”) and our Executive Vice President and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Report of Management – See page 31

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – See page 32.

Changes in Internal Controls – There has been no change in our internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information appearing under “Audit Committee,” “Nominees for Director,” “Directors Continuing in Office,” “Corporate Governance,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2005, is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information appearing under “Compensation of Directors,” “Report of the Organization and Compensation Committee on Executive Compensation,” “Executive Compensation” and “Performance Graph” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2005, is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under “Security Ownership of Certain Beneficial Holders,” “Security Ownership of Management,” and “Equity Compensation Plan Information ” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2005, is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information appearing under “Transactions with Management and Others” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2005, is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information appearing under “Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2005, is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement and Schedules

Financial Statements and Schedules – See Index on Page 30

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

10.1C

2005 Objectives for Executive Officers Under Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 99.1 to Textron’s Current Report on Form 8-K filed January 31, 2005.

10.2	Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.3	Supplemental Benefits Plan for Textron Key Executives, as amended. Incorporated by reference to Exhibit 10.3 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.4	Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.4 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.5	Survivor Benefit Plan For Textron Key Executives, as amended. Incorporated by reference to Exhibit 10.5 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.6A	Textron 1994 Long-Term Incentive Plan (“1994 Plan”). Incorporated by reference to Exhibit 10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.

10.6B	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.9B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

10.6C	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.6 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

10.6D	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.8D to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

10.7	Textron 1999 Long-Term Incentive Plan (2003 Restatement). Incorporated by reference to Exhibit 10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2003.

10.7A	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.7B	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.7C	Form of Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.7D

Performance Factors for Executive Officers for 2005 – 2007 Cycle for Performance Share Units Issued under the Textron 1999 Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.2 to Textron’s Current Report on Form 8- K filed January 31, 2005.

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

10.16	Director Stock Awards. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

10.17	CitationShares Director’s Evaluation Program.

10.18	Amendment to 13 plans to comply with the American Jobs Creation Act of 2004.

10.19

5-Year Credit Agreement dated as of April 1, 2002, among Textron, the Banks listed therein and JPMorgan Chase Bank as Administrative Agent (the “5-year Credit Agreement”) . Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.

10.20

364-day Credit Agreement dated March 31, 2003, among Textron Inc., the Banks listed therein and JPMorgan Chase Bank as Administrative Agent (the “364-day Credit Agreement”). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.

10.21	Amendment to the 5-Year Credit Agreement and the 364-day Credit Agreement. Incorporated by reference to Exhibit 10.19 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.22	Amendment No. 2 to the 364-day Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004.

10.23

364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.24

Amendment to 364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

10.25

Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.26	Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Confidential treatment has been requested for portions of this agreement.

12.1	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Manufacturing.

12.2	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron including all majority-owned subsidiaries.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February 2005.

TEXTRON INC.
Registrant

	By:	/s/Ted R. French
Ted R. French
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 24th day of February 2005, by the following persons on behalf of the registrant and in the capacities indicated:

Name		Title

	/s/Lewis B. Campbell	Chairman, President and Chief Executive Officer,
	Lewis B. Campbell	Director

	*	Director
H. Jesse Arnelle

	*	Director
Kathleen M. Bader

	*	Director
R. Kerry Clark

	*	Director
Ivor J. Evans

	*	Director
Lawrence K. Fish

	*	Director
Joe T. Ford

	*	Director
Paul E. Gagné

	*	Director
Lord Powell of Bayswater KCMG

	*	Director
Brian H. Rowe

	*	Director
Martin D. Walker

	*	Director
Thomas B. Wheeler

	/s/Ted R. French	Executive Vice President and
	Ted R. French	Chief Financial Officer
(principal financial officer)

	/s/Richard L. Yates	Senior Vice President and Controller
	Richard L. Yates	(principal accounting officer)

*By:	/s/Michael D. Cahn
Michael D. Cahn
Attorney-in-fact

Index to Exhibits

Exhibits	Description

3.1	Restated Certificate of Incorporation of Textron as filed January 29, 1998. Incorporated by reference to Exhibit 3.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

3.2	By-Laws of Textron. Incorporated by reference to Exhibit 3.2 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

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

10.1C

2005 Objectives for Executive Officers Under Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 99.1 to Textron’s Current Report on Form 8-K filed January 31, 2005.

10.2	Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.3	Supplemental Benefits Plan for Textron Key Executives, as amended. Incorporated by reference to Exhibit 10.3 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.4	Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.4 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.5	Survivor Benefit Plan For Textron Key Executives, as amended. Incorporated by reference to Exhibit 10.5 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.6A	Textron 1994 Long-Term Incentive Plan (“1994 Plan”). Incorporated by reference to Exhibit 10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.

10.6B	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.9B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

10.6C	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.6 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

10.6D	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.8D to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

10.7	Textron 1999 Long-Term Incentive Plan (2003 Restatement). Incorporated by reference to Exhibit 10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2003.

10.7A	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.7B	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.7C	Form of Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.7D

Performance Factors for Executive Officers for 2005 – 2007 Cycle for Performance Share Units Issued under the Textron 1999 Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.2 to Textron’s Current Report on Form 8- K filed January 31, 2005.

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

10.16	Director Stock Awards. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

10.17	CitationShares Director’s Evaluation Program.

10.18	Amendment to 13 plans to comply with the American Jobs Creation Act of 2004.

10.19

5-Year Credit Agreement dated as of April 1, 2002, among Textron, the Banks listed therein and JPMorgan Chase Bank as Administrative Agent (the “5-year Credit Agreement”) . Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.

10.20

364-day Credit Agreement dated March 31, 2003, among Textron Inc., the Banks listed therein and JPMorgan Chase Bank as Administrative Agent (the “364-day Credit Agreement”). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.

10.21	Amendment to the 5-Year Credit Agreement and the 364-day Credit Agreement. Incorporated by reference to Exhibit 10.19 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.22	Amendment No. 2 to the 364-day Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004.

10.23

364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.24

Amendment to 364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

10.25

Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.26	Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Confidential treatment has been requested for portions of this agreement.

12.1	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Manufacturing.

12.2	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron including all majority-owned subsidiaries.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350.