Form 10-Q
period 2005-04-02
TEXTRON INC
filed 2005-05-09
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended April 2, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5480

______________

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

Yes X No

Common stock outstanding at April 23, 2005 - 134,956,256 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (unaudited)
(Dollars in millions, except per share amounts)
	Three Months Ended
	April 2, 2005	April 3, 2004
Revenues
Manufacturing revenues	$2,650	$2,203
Finance revenues	141	134
Total revenues	2,791	2,337
Costs, expenses and other
Cost of sales	2,146	1,818
Selling and administrative	385	322
Interest expense, net	69	64
Provision for losses on finance receivables	12	20
Special charges	60	52
Total costs, expenses and other	2,672	2,276
Income from continuing operations before income taxes	119	61
Income taxes	(40)	(20)
Income from continuing operations	79	41
Income (loss) from discontinued operations, net of income taxes	47	(4)
Net income	$126	$37
Per common share:
Basic:
Income from continuing operations	$.58	$.30
Income (loss) from discontinued operations, net of income taxes	.35	(.03)
Net income	$.93	$.27
Diluted:
Income from continuing operations	$.57	$.29
Income (loss) from discontinued operations, net of income taxes	.34	(.03)
Net income	$.91	$.26
Average shares outstanding (in thousands):
Basic	135,127	137,380
Diluted	138,283	140,229
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52
$1.40 Preferred stock, Series B	$.35	$.35
Common stock	$.35	$.325

See Notes to the Consolidated Financial Statements.

3.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	April 2, 2005	January 1, 2005
Assets
Textron Manufacturing
Cash and cash equivalents	$496	$605
Accounts receivable, less allowance for doubtful accounts of $61 and $64	1,327	1,211
Inventories	1,833	1,742
Other current assets	574	581
Assets of discontinued operations	52	29
Total current assets	4,282	4,168
Property, plant and equipment, less accumulated depreciation and amortization of $2,684 and $2,652	1,873	1,922
Goodwill	1,424	1,439
Other intangible assets, net	43	44
Other assets	1,489	1,564
Total Textron Manufacturing assets	9,111	9,137
Textron Finance
Cash	64	127
Finance receivables, net	6,101	5,738
Goodwill	169	169
Other assets	640	704
Total Textron Finance assets	6,974	6,738
Total assets	$16,085	$15,875
Liabilities and Shareholders' Equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$24	$433
Accounts payable	885	719
Accrued liabilities	1,636	1,823
Total current liabilities	2,545	2,975
Accrued postretirement benefits other than pensions	564	564
Other liabilities	1,595	1,623
Long-term debt	1,718	1,358
Total Textron Manufacturing liabilities	6,422	6,520
Textron Finance
Other liabilities	464	467
Deferred income taxes	449	453
Debt	5,109	4,783
Total Textron Finance liabilities	6,022	5,703
Total liabilities	12,444	12,223
Shareholders' equity
Capital stock:
Preferred stock	10	10
Common stock	26	25
Capital surplus	1,434	1,369
Retained earnings	5,870	5,792
Accumulated other comprehensive loss	(135)	(97)
	7,205	7,099
Less cost of treasury shares	3,564	3,447
Total shareholders' equity	3,641	3,652
Total liabilities and shareholders' equity	$16,085	$15,875
Common shares outstanding (in thousands)	134,858	135,373

        See Notes to the Consolidated Financial Statements.

4.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Consolidated Statements of Cash Flows (unaudited)
(In millions)
	Three Months Ended
	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Income from continuing operations	$79	$41
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86	81
Amortization	4	3
Provision for losses on finance receivables	12	20
Special charges	60	52
Deferred income taxes	(1)	-
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(133)	(109)
Inventories	(109)	(161)
Other assets	61	75
Accounts payable	184	168
Accrued liabilities	(165)	(78)
Captive finance receivables, net	(52)	46
Other operating activities, net	18	8
Net cash provided by operating activities of continuing operations	44	146
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(2,278)	(2,201)
Repaid	1,902	2,056
Proceeds on receivable sales and securitization sales	32	121
Capital expenditures	(65)	(65)
Proceeds on sale of property, plant and equipment	-	12
Proceeds on sale of investments	-	38
Other investing activities, net	6	40
Net cash (used) provided by investing activities of continuing operations	(403)	1
Cash flows from financing activities:
Increase in short-term debt	288	289
Proceeds from issuance of long-term debt	799	45
Principal payments and retirements of long-term debt	(739)	(584)
Proceeds from employee stock ownership plans	47	50
Purchases of Textron common stock	(117)	(70)
Dividends paid	(95)	(45)
Net cash provided (used) by financing activities of continuing operations	183	(315)
Effect of exchange rate changes in cash and cash equivalents	(9)	(1)
Net cash used by continuing operations	(185)	(169)
Net cash provided by discontinued operations	13	16
Net decrease in cash and cash equivalents	(172)	(153)
Cash and cash equivalents at beginning of period	732	838
Cash and cash equivalents at end of period	$560	$685
Supplemental schedule of non-cash investing activities:
Capital expenditures financed through capital leases	$1	$11

See Notes to the Consolidated Financial Statements.

5.

TEXTRON INC.
 Notes to the Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

The consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended January 1, 2005. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of Textron's consolidated financial position at April 2, 2005, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Textron's financings are conducted through two borrowing groups: Textron Manufacturing and Textron Finance. This framework is designed to enhance Textron's borrowing power by separating the Finance segment. Textron Manufacturing consists of Textron Inc., the parent company, consolidated with the entities that operate in the Bell, Cessna, Fastening Systems and Industrial business segments. Textron Finance consists of Textron's wholly owned commercial finance subsidiary, Textron Financial Corporation, consolidated with its subsidiaries, which are the entities through which Textron operates its Finance segment. Textron Finance finances its operations by borrowing from its own group of external creditors. All significant intercompany transactions are eliminated, including retail and wholesale financing activities for inventory sold by Textron Manufacturing financed by Textron Finance.

Reclassifications
A portion of Textron Finance's business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing's Bell, Cessna and Industrial segments. The cash flows related to these captive financing activities are reflected as operating activities (by Textron Manufacturing) and as investing activities (by Textron Finance) based on each group's operations. Historically, Textron's consolidated statement of cash flows has presented a combination of the cash flows of both borrowing groups with no elimination of the captive financing activity. Based on recent views expressed by the staff of the Securities and Exchange Commission about this industry-wide practice followed by companies with captive finance companies, in the fourth quarter of 2004, management elected to change the consolidated classification of these cash flows. Accordingly, the captive financing transactions have been eliminated, and cash from customers and securitizations is recognized in operating activities within the consolidated statement of cash flows when received. Prior period amounts reported in the consolidated statement of cash flows have been reclassified to conform with this new presentation; however, the separate cash flow presentation of Textron Manufacturing provided on page 16 is unchanged.

The impact of the reclassification of these cash flows from continuing operations between investing and operating activities, on a consolidated basis, for the three months ended April 3, 2004 is as follows:
(In millions)	As Reported	As Reclassified
Net cash provided by operating activities	$102	$146
Net cash provided by investing activities	$ 45	$ 1

Certain other prior period amounts have been reclassified to conform with the current year presentation.

6.

Note 2: Dispositions

In February 2005, Textron sold the remainder of its InteSys operations, which were classified as discontinued operations during the fourth quarter of 2004. In connection with the transaction, Textron recorded an after-tax gain of approximately $47 million in the first quarter of 2005.

Note 3: Inventories
(In millions)	April 2, 2005	January 1, 2005
Finished goods	$670	$643
Work in process	1,384	1,206
Raw materials	220	231
	2,274	2,080
Less progress/milestone payments	441	338
	$1,833	$1,742

Note 4: Goodwill and Other Intangible Assets

Changes in goodwill are summarized below:
(In millions)	Balance January 1, 2005	Foreign Currency Translation	Balance April 2, 2005
Bell	$ 101	$ -	$ 101
Cessna	322	-	322
Fastening Systems	437	(8)	429
Industrial	579	(7)	572
Finance	169	-	169
Total	$1,608	$(15)	$1,593

All of Textron's acquired intangible assets are subject to amortization and are composed of the following as of April 2, 2005:
(Dollars in millions)	Weighted-Average Amortization Period (In years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	20	$28	$6	$22
License	15	10	-	10
Patents	8	12	7	5
Other	5	13	7	6
		$63	$20	$43

Amortization expense for the three months ended April 2, 2005 totaled $1 million and is expected to be approximately $4 million for the remainder of 2005. Amortization expense for the three months ended April 3, 2004 totaled $2 million.

7.

Note 5: Accumulated Other Comprehensive Loss and Comprehensive Income

The components of accumulated other comprehensive loss, net of related taxes, are as follows:
	Three Months Ended
(In millions)	April 2, 2005	April 3, 2004
Beginning of period	$ (97)	$(64)
Currency translation adjustment	(38)	(5)
Net deferred loss on hedge contracts	(1)	(4)
Net unrealized loss on marketable equity securities	-	(3)
Net deferred gain (loss) on interest-only securities	1	(4)
Other comprehensive loss	(38)	(16)
End of period	$(135)	$(80)

Other comprehensive loss includes a net income tax benefit of $8 million for the three months ended April 3, 2004. There was no net income tax impact included in other comprehensive loss for the three months ended April 2, 2005.

Comprehensive income is summarized below:
	Three Months Ended
(In millions)	April 2, 2005	April 3, 2004
Net income	$126	$37
Other comprehensive loss	(38)	(16)
Comprehensive income	$88	$21

Note 6: Earnings per Share

The dilutive effect of convertible preferred shares and stock options was approximately 3,156,000 and 2,849,000 shares for the three months ended April 2, 2005 and April 3, 2004, respectively. Income available to common shareholders, used to calculate both basic and diluted earnings per share, approximated net income for both periods.

Note 7. Share-Based Compensation

Summary of Share-Based Compensation Plans

Textron's 1999 Long-Term Incentive Plan (the "Plan") authorizes awards to key employees of Textron in the form of options to purchase Textron shares and restricted stock. Options to purchase Textron shares have a maximum term of ten years, and beginning with 2004 grants, vest ratably over a three-year period. Grants awarded prior to 2004 vested ratably over two years. Restricted stock grants vest one-third each in the third, fourth and fifth year following the grant. The maximum number of shares authorized under the Plan include 17.5 million options to purchase Textron shares and 2 million shares of restricted stock. Textron also provides share-based compensation awards payable in cash, including retention awards to certain executives and performance share units. Payouts under performance share units vary based on certain performance criteria measured over a three-year period. The performance share units vest at the end of three years.

8.

The Deferred Income Plan for Textron Key Executives (the "DIP") provides participants the opportunity to voluntarily defer up to 25% of their base salary and up to 100% of annual and long-term incentive compensation and other compensation. Elective deferrals may be put into either a stock unit account or an interest bearing account. Textron generally contributes a 10% premium on amounts deferred into the stock unit account. Executives that are eligible to participate in the DIP that have not achieved and/or maintained the required minimum stock ownership level are required to defer annual incentive compensation in excess of 100% of the executive's annual incentive target opportunity into a deferred stock unit account and are not entitled to the 10% premium contribution on the amount deferred. Participants cannot move amounts between the two accounts while actively employed by Textron, and cannot receive distributions until termination of employment.

Change in Accounting for Share-Based Compensation

Textron historically has accounted for share-based payments, including stock options issued under its Plan, using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123-R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes APB No. 25. SFAS No. 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the transition date for companies to the first fiscal year beginning after June 15, 2005, effectively delaying Textron's required adoption of SFAS No. 123-R until the first quarter of 2006.

Textron elected to adopt SFAS No. 123-R in the first quarter of 2005 using the modified prospective method. Under this transition method, compensation cost recognized in 2005 includes: a) compensation cost for all stock options and restricted stock granted prior to, but not yet vested as of January 1, 2005, based on the grant-date fair value estimated and recognized in accordance with the provisions of SFAS No. 123, and b) compensation cost for all stock options and restricted stock granted subsequent to January 1, 2005, and all share-based compensation awards accounted for as liabilities, based upon the measurement and recognition provisions of SFAS No. 123-R. For awards granted or modified in 2005 and prospectively, compensation costs for awards with only service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation costs for awards granted prior to 2005 are recognized using the attribution methods required under SFAS No. 123. Upon adoption, Textron re-measured its share-based compensation awards that are accounted for as liabilities at fair value. The cumulative effect of adoption upon this re-measurement resulted in an increase to net income of approximately $1 million in the first quarter of 2005, which is not considered to be material and is recorded in selling and administrative expense. The adoption had no effect on cash flow for the three months ended April 2, 2005.

The compensation cost that has been recorded in income for Textron's share-based compensation plans, net of taxes and hedge income or expense, was $9 million and $3 million for the three months ended April 2, 2005 and April 3, 2004, respectively, reflecting tax benefits of $4 million and $2 million. Share-based compensation costs have been reflected primarily in selling and administrative expenses. The expense recorded for the first quarter of 2005 includes attribution of the fair value of options issued during the quarter, as well as the portion of previously granted options for which the requisite service was rendered during the quarter, totaling approximately $3 million.

9.

The net impact of the adoption on the three months ended April 2, 2005 is as follows:
(In millions, except per share data)	Upon Adoption of SFAS No. 123-R	If SFAS No. 123-R had not been adopted

Income from continuing operations before income taxes	$119	$121
Net income	$126	$128
Basic earnings per share	$ .93	$ .95
Diluted earnings per share	$ .91	$ .93

Impact of SFAS No. 123-R Adoption on Prior Periods

No compensation expense related to stock option grants has been recorded in the consolidated statement of operations for the three months ended April 3, 2004, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if Textron had applied the fair-value recognition provisions required by SFAS No. 123-R for the three months ended April 3, 2004:
(In millions, except per share data)
Net income, as reported	$37
Add back: Stock-based employee compensation expense included in reported net income*	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*	(7)
Pro forma net income	$33
Income per share:
Basic - as reported	$.27
Basic - pro forma	$.24
Diluted - as reported	$.26
Diluted - pro forma	$.24

* Net of related taxes and hedge income or expense

Stock Options

The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. The fair values of options granted are estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on Textron common stock, historical volatilities and other factors. Textron uses historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life due to the increase in the vesting period from two to three years, which was effective beginning with the 2004 option grants.

10.

The assumptions used in Textron's Black-Scholes option-pricing model for awards issued during the respective periods are as follows:
	Three Months Ended
	April 2, 2005	April 3, 2004
Dividend yield	2%	2%
Expected volatility	25%	37%
Risk-free interest rate	4%	3%
Expected lives (years)	6.0	3.7

The following table summarizes information related to stock option activity for the respective periods:
	Three Months Ended
(In millions, except per share data)	April 2, 2005	April 3, 2004
Weighted-average fair value of options granted per share	$20	$14
Intrinsic value of options exercised	$25	$17
Cash received from option exercises	$47	$50
Actual tax benefit realized for tax deductions from option exercises	$ 8	$ 5

Stock option activity under the Plan during the three months ended April 2, 2005 is as follows:

	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of year	9,261	$52.05
Granted	1,201	76.12
Exercised	(959)	50.32
Canceled, expired or forfeited	(84)	56.06
Outstanding at end of quarter	9,419	$55.26	6.58	$191
Exercisable at end of quarter	6,767	$52.90	5.56	$154

Restricted Stock

The fair value of restricted stock is based on the trading price of Textron common stock on the date of grant, less required adjustments to reflect the fair value of the award as dividends are not paid or accrued until the restricted stock vests. The weighted-average grant-date fair value of restricted stock granted in the three months ended April 2, 2005 and April 3, 2004 was approximately $71 and $56 per share, respectively.

11.

Restricted stock activity under the Plan during the three months ended April 2, 2005 is as follows:
(Shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value

Outstanding at beginning of year, nonvested	867	$49.44
Granted	310	$71.21
Vested	-	-
Forfeited	-	-
Outstanding at end of quarter, nonvested	1,177	$55.18

Share-Based Compensation Awards Accounted for as Liabilities

The fair value of share-based compensation awards accounted for as liabilities include performance share units, retention awards and DIP stock unit awards. The fair value of these awards is based on the trading price of Textron common stock, less adjustments to reflect the fair value of the award as dividends are not paid or accrued until vested, re-measured at each reporting period date.

Share-Based Compensation Awards

The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:
Three Months Ended
(In millions)	April 2, 2005	April 3, 2004
Subject only to service conditions:
Value of shares, options or units vested	$ 8	$ 24
Intrinsic value of cash awards paid	$ 2	$ 4
Subject to performance vesting conditions:
Value of units vested	$ -	$ -
Intrinsic value of cash awards paid	$25	$11
Intrinsic value of amounts paid under DIP	$ 2	$ 2

As of April 2, 2005, $81 million represents the total compensation cost associated with unvested awards subject only to service conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately three years. As of April 2, 2005, $39 million represents the total compensation cost associated with unvested share-based compensation awards subject to performance vesting conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately two years.

12.

Note 8: Pension Benefits and Postretirement Benefits Other Than Pensions

The components of net periodic benefit cost for the three months ended April 2, 2005 and April 3, 2004 are as follows:
(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2005	2004	2005	2004
Service cost	$ 36	$ 29	$ 3	$ 2
Interest cost	75	72	10	10
Expected return on plan assets	(104)	(107)	-	-
Amortization of prior service cost	5	4	(2)	(2)
Amortization of net loss	9	2	3	3
Net periodic benefit cost	$ 21	$ -	$14	$13

Note 9: Special Charges

Special charges are summarized below for the applicable segments:
	Restructuring Expense
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Impairments	Other Associated Costs	Total	Other	Total Special Charges
Three Months Ended April 2, 2005
Fastening Systems	$-	$1	$1	$4	$6	$ -	$ 6
Industrial	1	-	-	1	2	-	2
Corporate	-	-	-	-	-	52	52
	$1	$1	$1	$5	$8	$52	$60
Three Months Ended April 3, 2004
Fastening Systems	$13	$ -	$2	$3	$18	$ -	$18
Industrial	9	36	(1)	2	46	-	46
Corporate	-	-	-	-	-	(12)	(12)
	$22	$36	$1	$5	$64	$(12)	$52

By the end of 2004, Textron had substantially completed its restructuring program to improve returns at core businesses and to complete the integration of certain acquisitions. Textron approved and committed to a restructuring program in the fourth quarter of 2000, and the program was expanded in 2001 and in 2002, as part of Textron's strategic effort to improve operating efficiencies. Textron's restructuring program has included corporate and segment direct and indirect workforce reductions, consolidation of facilities, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and streamlining of sales and administrative overhead. Since the program was first announced, Textron has reduced its workforce by approximately 11,000 employees from continuing operations, representing approximately 19% of its global workforce, and has closed 109 facilities. As this program winds down in 2005, Textron will continue to make cash payments against its restructuring reserves and expects to incur additional expenses of approximately $13 million, primarily in the Industrial and Fastening Systems segments.

13.

The total restructuring cost of this program for continuing operations is expected to be approximately $540 million, including $11 million related to the divested Automotive Trim business ("Trim"). As of April 2, 2005, total program costs incurred to date of $527 million have included $269 million in severance costs, $99 million in asset impairment charges (net of gains on the sale of fixed assets), $55 million in contract termination costs and $104 million in other associated costs. Total program costs incurred for continuing operations through April 2, 2005 include $225 million in the Fastening Systems segment, $215 million in the Industrial segment, $38 million in the Cessna segment, $29 million in the Bell segment, $9 million in the Finance segment and $11 million at Corporate.

An analysis of the restructuring program and related reserve account is summarized below:
(In millions)	Severance Costs	Contract Terminations	Other Associated Costs	Fixed Asset Impairments	Total
Balance at January 1, 2005	$31	$43	$ -	$ -	$74
Additions	1	1	5	1	8
Non-cash utilization	-	-	-	(1)	(1)
Cash paid	(3)	-	(5)	-	(8)
Balance at April 2, 2005	$29	$44	$ -	$ -	$73

The specific restructuring measures and associated estimated costs are based on Textron's best judgment under prevailing circumstances. Textron believes that the restructuring reserve balance of $73 million is adequate to cover the costs presently accruable and anticipates that all actions related to these liabilities will be substantially completed within a twelve-month period.

In connection with the sale of the Automotive Trim business in 2001, Textron acquired preferred stock in Collins & Aikman Products Co. In March 2005, Textron agreed to sell approximately 60 percent of its preferred stock in Collins & Aikman Products Co. to Heartland Industrial Partners, L.P. ("Heartland") for a combination of cash and other consideration with a total value of approximately $25 million. Heartland also has the option to purchase the remaining preferred shares for an aggregate price of $20 million. The closing date of the initial sale shall be on or before 45 days after the date Collins & Aikman Corporation ("C&A") files its Form 10-K for 2004, and the option to purchase the remaining shares expires 90 days after the filing. If the sale has not occurred before December 31, 2005, or Collins & Aikman Products Co. or C&A has an event of bankruptcy or insolvency, Heartland is entitled to terminate its obligation to purchase the shares. Textron recorded a pre-tax impairment charge of approximately $52 million in the first quarter of 2005 to write down the preferred shares to fair market value based on the value determined by the agreement and other market considerations.

During the first quarter of 2004, Textron sold its investment in C&A common stock for cash proceeds of $34 million and recorded a pre-tax gain of $12 million.

14.

Note 10: Commitments and Contingencies

Textron is subject to legal proceedings and other claims arising out of the conduct of Textron's business, including proceedings and claims relating to private sector transactions; government contracts; production partners; product liability; employment; and environmental, safety, and health matters. Some of these legal proceedings and claims seek damages, fines, or penalties in substantial amounts or remediation of environmental contamination. As a government contractor, Textron is subject to audits, reviews and investigations to determine whether its operations are being conducted in accordance with applicable regulatory requirements. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in Textron's suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, Textron believes that these proceedings and claims will not have a material effect on Textron's financial position or results of operations.

During 2002, the Lycoming aircraft engine business, in conjunction with the U.S. Federal Aviation Administration ("FAA"), recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a third-party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program is substantially complete. It is possible, however, that additional engines outside of the current recall could potentially be affected. Accordingly, Textron has continued to monitor the performance of the crankshafts previously supplied by the third-party to ensure that the reserve adequately covers all engines with potentially faulty crankshafts. Textron has reserves of $11 million for costs directly related to potential crankshaft issues that may not specifically be a part of the recall program.

In connection with the recall, the third-party supplier filed a lawsuit against Lycoming claiming that the supplier had been wrongly blamed for aircraft engine failures resulting from its crankshaft forging process and that Lycoming's design was the cause of the engine failures. In February 2005, a jury returned a verdict against Lycoming for $86 million in punitive damages, $2.7 million in expert fees and $1.7 million in increased insurance costs. The jury also found that the supplier's claim that it had incurred $5.3 million in attorneys' fees was reasonable. Judgment was entered on the verdict on March 29, 2005, awarding the supplier $9.7 million in alleged compensatory damages and attorneys' fees and $86 million in alleged punitive damages. While the ultimate outcome of the litigation cannot be assured, management strongly disagrees with the verdicts and believes that it is probable that they will be reversed through the appellate process.

On September 20, 2004, the third-party supplier filed for bankruptcy protection and ceased delivering crankshafts to Lycoming. In conjunction with the FAA, Lycoming is in the process of certifying a new supplier for its crankshaft models. During the first quarter of 2005, FAA approval was received for three of the six crankshaft models requiring certification and the new supplier began production of these crankshafts. Based on the current status of the certification process and the forecasted production requirements, the transition to the new supplier is not expected to have a material impact on Textron's results of operations or financial position.

In the first quarter of 2005, Bell Helicopter entered into two arrangements with commercial risk-sharing participants in the development of the Bell model 429M. The arrangements require cash and/or in-kind development contributions from the participants. Cash contributions totaling $20 million are due once the development effort reaches certain pre-determined milestones. At April 2, 2005, $6 million had been received. Of this amount, $2 million has been recorded in income based on the development activities incurred to date. Under these arrangements, the participants are entitled to fixed payments and discounts on future sales of model 429M aircraft. In addition, one of the participants will perform certain manufacturing functions for the model 429M aircraft.

15.

Note 11: Arrangements with Off-Balance Sheet Risk

Bell Helicopter and AgustaWestland North America Inc. ("AWNA") formed the AgustaWestlandBell Limited Liability Company ("AWB LLC") in January 2004 for the joint design, development, manufacture, sale, customer training and product support of the US101 helicopter and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government.

In March 2005, AWB LLC received a $1.2 billion cost reimbursement-type subcontract from Lockheed Martin for the System Design and Development ("SDD") phase of the U.S. Marine Corps Marine 1 Helicopter Squadron (VXX) Program. On March 11, 2005, Bell Helicopter guaranteed to Lockheed Martin the due and prompt performance by AWB LLC of all its obligations under this subcontract, provided that Bell Helicopter's liability under the guaranty shall not exceed 49% of AWB LLC's aggregate liability to Lockheed Martin under the subcontract. AgustaWestland N.V., AWNA's parent company, has guaranteed the remaining 51% to Lockheed Martin. Bell Helicopter and AgustaWestland N.V. have entered into cross-indemnification agreements in which each party indemnifies the other related to any payments required under these agreements that result from the indemnifying party's workshare under any subcontracts received.

For 2005, AWB LLC's maximum obligation is 20% of the total contract value, which equates to $232 million based on the current contract value of $1.2 billion. In 2006, AWB LLC's maximum obligation increases to 40%, or $464 million, and thereafter increases to 50%, or $580 million. Accordingly, the maximum amount of Bell Helicopter's liability under the guarantee will be $114 million in 2005, $227 million in 2006 and $284 million thereafter through completion.

As disclosed under the caption "Guarantees" in Note 16 to the Consolidated Financial Statements in Textron's 2004 Annual Report on Form 10-K, Textron has issued or is party to certain other guarantees. As of April 2, 2005, there has been no material change to these other guarantees.

Note 12: Textron Manufacturing Statements of Cash Flows

The Statements of Cash Flows for Textron Manufacturing are provided on page 16 and include cash flows from the manufacturing businesses along with distributions received from Textron Finance. Textron's Consolidated Statements of Cash Flows are provided on page 4, and exclude all significant intercompany transactions and captive financing transactions as is further discussed in Note 1 to the Consolidated Financial Statements.

16.

Note 12:     Textron Manufacturing Statements of Cash Flows (continued)
	Three Months Ended
(Unaudited) (In millions)	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Income from continuing operations	$79	$41
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of Textron Finance less than distributions to Textron Manufacturing	75	36
Depreciation	78	72
Amortization	2	1
Special charges	60	52
Deferred income taxes	1	-
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(133)	(109)
Inventories	(96)	(155)
Other assets	48	66
Accounts payable	175	173
Accrued liabilities	(181)	(16)
Other operating activities, net	16	10
Net cash provided by operating activities of continuing operations	124	171
Cash flows from investing activities:
Capital expenditures	(62)	(62)
Proceeds on sale of property, plant and equipment	2	12
Proceeds on the sale of investments	-	38
Other investing activities, net	2	-
Net cash used by investing activities of continuing operations	(58)	(12)
Cash flows from financing activities:
Increase in short-term debt	-	15
Proceeds from issuance of long-term debt	401	-
Principal payments and retirements on long-term debt	(415)	(2)
Proceeds from employee stock ownership plans	47	50
Purchases of Textron common stock	(117)	(70)
Dividends paid	(95)	(45)
Net cash used by financing activities of continuing operations	(179)	(52)
Effect of exchange rate changes on cash and cash equivalents	(9)	(1)
Net cash (used) provided by continuing operations	(122)	106
Net cash provided by discontinued operations	13	16
Net (decrease) increase in cash and cash equivalents	(109)	122
Cash and cash equivalents at beginning of period	605	481
Cash and cash equivalents at end of period	$496	$603
Supplemental schedule of non-cash investing activities:
Capital expenditures financed through capital leases	$1	$11

17.

Note 13:     Segment Information

Textron reports under the following segments: Bell, Cessna, Fastening Systems, Industrial and Finance. Textron evaluates segment operating performance based on segment profit. Segment profit for the Manufacturing segment does not include interest, certain corporate expenses, special charges and gains and losses from the disposition of significant business units. The measurement for the Finance segment includes both interest income and expense, and excludes special charges. Provisions for losses on finance receivables involving the sale or lease of Textron products are recorded by the selling manufacturing division when the Finance segment has recourse to the Manufacturing segment.

A summary of continuing operations by segment for the three-month periods ended April 2, 2005 and April 3, 2004 is as follows:
	Three Months Ended
(In millions)	April 2, 2005	April 3, 2004
REVENUES
MANUFACTURING:
Bell	$616	$507
Cessna	713	418
Fastening Systems	521	497
Industrial	800	781
	2,650	2,203
FINANCE	141	134
Total revenues	$2,791	$2,337
SEGMENT OPERATING PROFIT
MANUFACTURING:
Bell	$75	$52
Cessna	87	22
Fastening Systems	(6)	20
Industrial	55	48
	211	142
FINANCE	33	31
Segment profit	244	173
Special charges	(60)	(52)
Segment operating income	184	121
Corporate expenses and other, net	(41)	(35)
Interest expense, net	(24)	(25)
Income from continuing operations before income taxes	$119	$61

18.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Economic conditions continued to improve in the first quarter of 2005, as evidenced by strong revenue growth and order intake in most of our businesses. Backlog in the aircraft businesses increased to approximately $8.4 billion due to innovative new product offerings and continued economic improvements. Fastening Systems was able to reach new pricing agreements with its customers, which have allowed us to partially offset higher steel costs during the quarter. In addition, our Finance segment experienced significant improvement in portfolio credit quality with fewer charge-offs and a decrease in nonperforming assets.

Textron's transformation efforts continued to drive improved performance and have enabled us to overcome cost increases during the quarter related to inflation of $96 million (including a $41 million increase in steel costs), higher pension costs of $20 million and higher costs at our new Fastening Systems plant of approximately $15 million. We expect that continued execution of our transformation strategy through integrated supply chain and Textron Six Sigma, including Lean Manufacturing activities, will drive performance improvements and expand manufacturing margins.

Consolidated Results of Operations

Revenues

Revenues increased $454 million in the first quarter of 2005 primarily due to higher volume of $343 million in the commercial aircraft businesses due to increased deliveries of Citation business jets and helicopters, higher pricing of $57 million, favorable foreign exchange of $47 million and additional revenue from the consolidation of CitationShares of $40 million. In addition, the Finance segment's revenues increased by $7 million due to higher average finance receivables.

These increases were partially offset by lower volume in the Fastening Systems and Industrial segments of $30 million and lower U.S. Government revenue of $10 million.

Segment Profit

Segment profit increased $71 million in the first quarter of 2005 primarily due to the $97 million net impact of higher sales volume, mainly in the commercial aircraft businesses and $57 million from higher pricing, partially offset by inflation of $96 million.

Special Charges

Special charges are summarized below:
(In millions)	Q1 2005	Q1 2004
Restructuring	$ 8	$ 64
Gain on sale of investment	-	(12)
Investment impairment	52	-
Total special charges	$ 60	$ 52

19.

Restructuring Program
By the end of 2004, Textron had substantially completed its restructuring program to improve returns at core businesses and to complete the integration of certain acquisitions. Textron approved and committed to a restructuring program in the fourth quarter of 2000, and the program was expanded in 2001 and in 2002, as part of Textron's strategic effort to improve operating efficiencies. Textron's restructuring program has included corporate and segment direct and indirect workforce reductions, consolidation of facilities, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and streamlining of sales and administrative overhead. Since the program was first announced, Textron has reduced its workforce by approximately 11,000 employees from continuing operations, representing approximately 19% of its global workforce, and has closed 109 facilities. As this program winds down in 2005, Textron will continue to make cash payments against its restructuring reserves and expects to incur additional expenses of approximately $13 million, primarily in the Industrial and Fastening Systems segments.

The total restructuring cost of this program for continuing operations is expected to be approximately $540 million, including $11 million related to the divested Automotive Trim business ("Trim"). As of April 2, 2005, total program costs incurred to date of $527 million have included $269 million in severance costs, $99 million in asset impairment charges (net of gains on the sale of fixed assets), $55 million in contract termination costs and $104 million in other associated costs. Total program costs incurred for continuing operations through April 2, 2005 include $225 million in the Fastening Systems segment, $215 million in the Industrial Segment, $38 million in the Cessna segment, $29 million in the Bell segment, $9 million in the Finance segment and $11 million at Corporate.

Investment Impairment and Gain
In connection with the sale of the Automotive Trim business in 2001, Textron acquired preferred stock in Collins & Aikman Products Co. In March 2005, Textron agreed to sell approximately 60 percent of its preferred stock in Collins & Aikman Products Co. to Heartland Industrial Partners, L.P. ("Heartland") for a combination of cash and other consideration with a total value of approximately $25 million. Heartland also has the option to purchase the remaining preferred shares for an aggregate price of $20 million. The closing date of the initial sale shall be on or before 45 days after Collins & Aikman Corporation ("C&A") files its Form 10-K for 2004, and the option to purchase the remaining shares expires 90 days after the filing. If the sale has not occurred before December 31, 2005, or Collins & Aikman Products Co. or C&A has an event of bankruptcy or insolvency, Heartland is entitled to terminate its obligation to purchase the shares. Textron recorded a pre-tax impairment charge of approximately $52 million in the first quarter of 2005 to write down the preferred shares to fair market value based on the value determined by the agreement and other market considerations.

In the first quarter of 2004, Textron sold its investment in C&A common stock for cash proceeds of $34 million and recorded a pre-tax gain of $12 million.

Share-Based Compensation

During the first quarter of 2005, Textron elected to adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payments" ("SFAS No. 123-R"), using the modified prospective method. The adoption resulted in recognition of share-based compensation costs primarily related to stock options of approximately $2 million in the first quarter of 2005. For the full year, we expect to recognize share-based compensation costs related to stock options of approximately $13 million, after taxes.

20.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:
	Q1 2005	Q1 2004
Federal statutory income tax rate	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.1	2.2
C&A impairment valuation allowance	8.5	-
Foreign tax rate differential	(5.6)	(1.2)
ESOP dividends	(1.1)	(1.8)
Export sales benefit	(1.1)	(0.8)
Other, net	(3.2)	(0.6)
Effective income tax rate	33.6%	32.8%

The full year 2005 effective tax rate from continuing operations is expected to be in the range of 29% to 30%, excluding the possible impact of any additional repatriation as discussed below.

On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law and includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During the first quarter of 2005, Textron repatriated approximately $200 million in cash from foreign subsidiaries, for which the related tax expense of $11 million was recognized in the fourth quarter of 2004. Textron is continuing to evaluate the effects of the AJCA and expects to complete this evaluation in 2005. It is possible that Textron may repatriate an additional amount within the range of zero to $200 million in the remainder of 2005, resulting in an income tax expense within the range of zero to $11 million.

Discontinued Operations

In February 2005, Textron sold the remainder of its InteSys operations, which were classified as discontinued operations during the fourth quarter of 2004. In connection with the transaction, Textron recorded an after-tax gain of approximately $47 million in the first quarter of 2005.

Outlook

We expect continued strength in orders and revenues for 2005 in most of our businesses. At Bell, the expected annual revenue increase in 2005 over 2004 is primarily related to higher V-22 revenue from new production releases (recorded on an as-delivered basis), which is expected to more than offset lower engineering- and development-based revenues (recorded on a cost-incurred basis). At Cessna, we expect an increase in 2005 annual revenue over 2004 due to higher sales of jets based on our current backlog. At Fastening Systems, we expect that the new customer pricing agreements that were effective in the first quarter of 2005 will allow us to offset higher steel costs throughout the year based on current steel prices. Overall segment profit and margins for the year are expected to increase as Textron continues to realize the benefits of its transformation initiatives and continued investment in new product development.

21.
Segment Analysis

Bell Revenues

The Bell segment's revenues increased $109 million in the first quarter of 2005, compared with 2004, primarily due to higher commercial volume of $116 million, partially offset by lower revenue of $10 million in the U.S. Government businesses. Commercial revenues increased primarily due to higher international military sales of $90 million (largely due to increased model 412 deliveries), higher volume of commercial spares of $11 million and higher commercial aircraft volume of $10 million. The lower U.S. Government revenue was primarily due to lower V-22 revenue of $77 million, partially offset by higher air-launched weapons sales of $33 million and increased demand for military spares of $9 million. The lower V-22 revenue reflects the transition between the diminishing effort required to complete production lots three through six (where revenue is recognized as costs are incurred) and subsequent production releases (where revenue will be recognized as units are delivered).

Bell Segment Profit

Segment profit increased $23 million in the first quarter of 2005, compared with 2004, due to higher profit of $30 million in the commercial businesses, partially offset by lower profit of $7 million in the U.S. Government businesses. Commercial profit increased primarily due to the $42 million impact of higher international military sales volume and $7 million of higher volume and favorable mix of commercial spares, partially offset by $15 million in higher selling and administrative expenses (largely due to higher commissions related to higher commercial sales volume), and $8 million in higher engineering expense, mainly on the model 429 program. Profit in the U.S. Government businesses decreased primarily due to lower V-22 profit of $9 million.

Bell Backlog

Backlog at Bell Helicopter of $2.9 billion at the end of the first quarter of 2005 was essentially flat compared with year-end.

Cessna Revenues

The Cessna segment's revenues increased $295 million in the first quarter of 2005, compared with 2004, primarily due to higher Citation business jet volume of $238 million, an increase related to the consolidation of CitationShares of $40 million, higher Caravan volume of $32 million and higher pricing of $13 million. These increases were partially offset by lower used aircraft sales of $41 million. Citation business jet customer deliveries were 55 in the first quarter of 2005, compared with 34 jets in the first quarter of 2004.

Cessna Segment Profit

Segment profit increased $65 million in the first quarter of 2005, compared with 2004, largely due to the $81 million impact from higher overall volume and $13 million of higher pricing, partially offset by $22 million of inflation.

Cessna Backlog

Cessna's backlog was $5.5 billion at the end of the first quarter of 2005, compared with $5.3 billion as of year-end 2004.

22.

Fastening Systems Revenues

The Fastening Systems segment's revenues increased $24 million in the first quarter of 2005, compared with 2004, primarily due to higher pricing related to steel surcharges of $27 million and favorable foreign exchange of $18 million, partially offset by lower volume of $20 million, largely the result of soft demand in the automotive market.

Fastening Systems Segment Profit

Segment profit decreased $26 million in the first quarter of 2005, compared with 2004, primarily due to inflation of $42 million (including $33 million in higher steel prices), unfavorable cost performance of $8 million as discussed below, and the impact of lower volume of $4 million, partially offset by higher pricing of $27 million.

As part of the restructuring efforts at Fastening Systems in 2004, certain manufacturing operations were consolidated into a new North American facility. During the first quarter of 2005, operating inefficiencies and higher than expected ramp-up costs were experienced at this new facility. Management has taken significant actions to stabilize the operation and expects performance to improve throughout the remainder of the year. The higher than expected costs of approximately $15 million were partially offset by improved performance at other plants resulting in net unfavorable cost performance of $8 million.

Industrial Revenues

The Industrial segment's revenues increased $19 million in the first quarter of 2005, compared with 2004, primarily due to a favorable foreign exchange impact of $28 million, higher volume at E-Z-GO, Jacobsen and Fluid & Power of $17 million and higher pricing of $4 million, partially offset by lower volume at Kautex of $28 million and the impact of the divestiture of a non-core product line during the second quarter of 2004 of $8 million. Sales volume was lower at Kautex largely due to model changeovers.

Industrial Segment Profit

Segment profit increased $7 million in the first quarter of 2005, compared with 2004, primarily due to improved cost performance of $24 million, higher pricing of $4 million and a favorable foreign exchange impact of $3 million, partially offset by inflation of $22 million.

Finance Revenues

The Finance segment's revenues increased $7 million in the first quarter of 2005, compared with 2004. The increase was primarily due to higher finance charges and discounts of $10 million. The increase in finance charges and discounts was largely due to higher average finance receivables of $787 million reflecting growth in core portfolios, including $323 million in golf finance and $250 million in distribution finance.

Finance Segment Profit

Segment profit increased $2 million in the first quarter of 2005, compared with 2004, primarily due to an $8 million decrease in the provision for loan losses as a result of improving portfolio quality, partially offset by a $6 million increase in selling and administrative expenses.

23.

Finance Portfolio Quality

The following table presents information about the credit quality of the Finance segment's portfolio:
	April 2,	January 1,
(In millions, except for ratios)	2005	2005
Nonperforming assets	$136	$140
Ratio of nonperforming assets to total finance assets	2.01%	2.18%
Allowance for losses on finance receivables recorded on balance sheet	$102	$ 99
Ratio of allowance for losses on receivables to nonaccrual finance receivables	95.4%	83.7%
60+ days contractual delinquency as a percentage of finance receivables	1.37%	1.47%

The Finance segment has experienced improvements in portfolio quality as indicated by improved credit quality measures and a lower provision for losses ($12 million in the first quarter of 2005, compared with $20 million in 2004). The improvements in credit quality were evident through lower nonperforming asset levels and 60+ days contractual delinquency. Net charge-offs in the first quarter of 2005 were $9 million compared with $19 million in 2004.

Textron Finance's nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. Nonperforming assets by business are as follows:
	April 2,	January 1,
(In millions)	2005	2005
Resort finance	$ 47	$ 53
Golf finance	21	26
Aircraft finance	7	12
Asset-based lending	5	7
Distribution finance	3	5
Other	53	37
Total nonperforming assets	$136	$140

Textron Finance experienced improvement in its nonperforming assets with a $20 million decrease attributable to its core businesses in the first quarter of 2005, largely related to improved general economic conditions. This decrease was partially offset by a $16 million increase in its non-core businesses within the Other line primarily related to one customer in media finance. Overall, we expect relative stability in portfolio quality during 2005.

During the first quarter of 2005, Textron Finance entered into negotiations with C&A to restructure its lease. Textron Finance has recourse to Textron Manufacturing for this lease, which had an outstanding balance of approximately $77 million at April 2, 2005. During the first quarter of 2005, Textron Manufacturing classified this lease as impaired. Management believes Textron Manufacturing's reserves are adequate to cover any potential collateral shortfalls related to this lease.

24.

Special Charges by Segment

Special charges are more fully discussed on pages 12 and 13 and are summarized below by segment:
	Restructuring Expense
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Impairments	Other Associated Costs	Total	Other	Total Special Charges
Three Months Ended April 2, 2005
Fastening Systems	$-	$1	$1	$4	$6	$ -	$ 6
Industrial	1	-	-	1	2	-	2
Corporate	-	-	-	-	-	52	52
	$1	$1	$1	$5	$8	$52	$60
Three Months Ended April 3, 2004
Fastening Systems	$13	$ -	$2	$3	$18	$ -	$18
Industrial	9	36	(1)	2	46	-	46
Corporate	-	-	-	-	-	(12)	(12)
	$22	$36	$1	$5	$64	$(12)	$52

Liquidity and Capital Resources

Textron's financings are conducted through two borrowing groups: Textron Manufacturing and Textron Finance. This framework is designed to enhance Textron's borrowing power by separating the Finance segment. Textron Manufacturing consists of Textron Inc., the parent company, consolidated with the entities that operate in the Bell, Cessna, Fastening Systems and Industrial business segments, whose financial results are a reflection of the ability to manage and finance the development, production and delivery of tangible goods and services. Textron Finance consists of Textron's wholly owned commercial finance subsidiary, Textron Financial Corporation, consolidated with its subsidiaries. The financial results of Textron Finance are a reflection of its ability to provide financial services in a competitive marketplace, at appropriate pricing, while managing the associated financial risks. The fundamental differences between each borrowing group's activities result in different measures used by investors, rating agencies and analysts.

A portion of Textron Finance's business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing's Bell, Cessna and Industrial segments. The cash flows related to these captive financing activities are reflected as operating activities (by Textron Manufacturing) and as investing activities (by Textron Finance) based on each group's operations. These captive financing transactions have been eliminated and cash from customers or from securitizations is recognized in operating activities within the Consolidated Statement of Cash Flows when received. The Consolidated Statements of Cash Flows for Textron Inc. are provided on page 4 and the Statements of Cash Flows for Textron Manufacturing are provided on page 16.

Textron Manufacturing's debt (net of cash) to total capital ratio as of April 2, 2005 was 25.5%, compared with 24.5% at January 1, 2005. Textron Manufacturing has established a long-term debt-to-capital ratio target in the mid-thirties.

25.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. In the first quarter of 2005, Textron Manufacturing replaced its primary revolving credit facilities with a $1.3 billion 5-year credit agreement that expires in March 2010. Textron Finance is permitted to borrow under this facility. Textron Finance also has bank lines of credit of $1.5 billion, of which $500 million expires in July 2005 and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2006. Neither Textron Manufacturing nor Textron Finance had used these lines of credit at April 2, 2005 or at January 1, 2005. At April 2, 2005, the lines of credit not reserved as support for commercial paper or letters of credit were $1.2 billion for Textron Manufacturing and $8 million for Textron Finance, compared to $1.2 billion and $187 million, respectively, at January 1, 2005.

At April 2, 2005, Textron Finance had $2.0 billion in debt and $372 million in other liabilities that are due within the next twelve months.
Operating Cash Flows	Three Months Ended
(In millions)	April 2, 2005	April 3, 2004
Consolidated	$ 44	$146
Textron Manufacturing	$124	$171
Textron Finance	$ 75	$(12)

In the Consolidated Statement of Cash Flows, cash provided by operating cash flows decreased largely due to a $98 million increase in net finance receivables at Textron Finance related to Textron Manufacturing products primarily due to a $47 million increase in finance receivables originations and a $53 million decrease in proceeds from securitization sales.

Dividends received by Textron Manufacturing from Textron Finance have been eliminated from the consolidated operating cash flows, and net captive financing activities have been reclassified from investing cash flows, as discussed below.
Investing Cash Flows	Three Months Ended
(In millions)	April 2, 2005	April 3, 2004
Consolidated	$(403)	$ 1
Textron Manufacturing	$ (58)	$(12)
Textron Finance	$(403)	$ 57

In the Consolidated Statement of Cash Flows, the decrease in investing cash flows was largely driven by Textron Finance primarily due to a $276 million increase in finance receivable originations, net of cash collections, and a $142 million reduction in proceeds from receivable sales, including securitizations. Textron Manufacturing experienced a decrease in investing cash flows primarily due to the $38 million in proceeds received in the first quarter of 2004 for the sale of C&A common stock.

The consolidated investing cash flows include the reclassification of net captive financing activities to operating cash flows of $(58) million in the first quarter of 2005 and $44 million in the first quarter of 2004.

26.
Financing Cash Flows	Three Months Ended
(In millions)	April 2, 2005	April 3, 2004
Consolidated	$ 183	$(315)
Textron Manufacturing	$(179)	$ (52)
Textron Finance	$ 265	$(320)

In the Consolidated Statement of Cash Flows, the increase in cash provided by financing activities principally reflected a net increase in debt outstanding at Textron Finance to fund asset growth. Dividends paid by Textron Finance to Textron Manufacturing of $97 million in the first quarter of 2005 and $57 million in the first quarter of 2004 have been eliminated from the consolidated financing cash flows. The increase in these dividends in 2005 was due to excess capital that resulted from liquidating non-core portfolios and increased profitability at Textron Finance.

Principal Payments on Long-Term Debt
In the first quarter of 2005 and 2004, Textron Manufacturing made principal payments of $415 million and $2 million, respectively. The increase during the first quarter of 2005 for Textron Manufacturing was due to Euro 300 million of debt that matured. This debt was refinanced with EUR 300 million 3.875% notes that mature in March 2013. In the first quarter of 2005 and 2004, Textron Finance made principal payments of $324 million and $582 million, respectively. In the first quarter of 2004, Textron Finance used cash proceeds from the sale of a portfolio in December 2003 to pay down maturing term debt.

Stock Repurchases and Proceeds from Stock Option Exercises
In the first quarter of 2005 and 2004, Textron repurchased 1,671,428 and 1,287,000 shares of common stock, respectively, under its Board authorized share repurchase programs for an aggregate cost of $124 million and $70 million, respectively.

Proceeds from the exercise of stock options decreased $3 million to $47 million in the first quarter of 2005.

Dividends
Textron's Board of Directors approved a quarterly dividend per common share of $0.35 in first quarter of 2005 and in $.325 in first quarter of 2004. Dividend payments to shareholders totaled $95 million and $45 million in the first quarter of 2005 and 2004, respectively. The increase in the dividend payments in 2005 reflects the fourth quarter 2004 dividend that was paid in the first quarter of 2005, while for the corresponding prior year period, the fourth quarter dividend was paid in the fourth quarter.

Capital Resources

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $4 billion. Under this registration statement, Textron Finance issued $400 million of USD term debt and 130 million of CAD term debt during the first quarter of 2005. The proceeds from these issuances were used to repay short-term debt. At April 2, 2005, Textron Finance had $2.8 billion available under this registration statement. Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Manufacturing may issue public debt securities in one or more offerings up to a total maximum offering of $2.0 billion. At April 2, 2005, Textron Manufacturing had $1.6 billion available under this registration statement.

27.

Off-Balance Sheet Arrangements

Textron Manufacturing enters into a forward contract in Textron common stock on an annual basis. The contract is intended to hedge the cash volatility of stock-based incentive compensation indexed to Textron common stock. The forward contract requires an annual cash settlement between the counter parties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. A cash payment of approximately $25 million was received in January 2005 upon the settlement of the contract held at year-end. As of April 2, 2005, the contract was for approximately 1.8 million shares with a strike price of $70.80. The market price of Textron's common stock was $75.58 at April 2, 2005, resulting in a receivable of $9 million.

Textron Finance sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet and the proceeds received are used to reduce the recorded debt levels. Despite the reduction in the recorded balance sheet position, Textron Finance generally retains a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. Textron Finance utilizes these off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $26 million in the first quarter of 2005, compared with $174 million of proceeds in the corresponding period of 2004.

Guarantees
 Bell Helicopter and AgustaWestland North America Inc. ("AWNA") formed the AgustaWestlandBell Limited Liability Company ("AWB LLC") in January 2004 for the joint design, development, manufacture, sale, customer training and product support of the US101 helicopter and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government.

In March 2005, AWB LLC received a $1.2 billion cost reimbursement-type subcontract from Lockheed Martin for the System Design and Development ("SDD") phase of the U.S. Marine Corps Marine 1 Helicopter Squadron (VXX) Program. On March 11, 2005, Bell Helicopter guaranteed to Lockheed Martin the due and prompt performance by AWB LLC of all its obligations under this subcontract, provided that Bell Helicopter's liability under the guaranty shall not exceed 49% of AWB LLC's aggregate liability to Lockheed Martin under the subcontract. AgustaWestland N.V., AWNA's parent company, has guaranteed the remaining 51% to Lockheed Martin. Bell Helicopter and AgustaWestland N.V. have entered into cross-indemnification agreements in which each party indemnifies the other related to any payments required under these agreements that result from the indemnifying party's workshare under any subcontracts received.

For 2005, AWB LLC's maximum obligation is 20% of the total contract value, which equates to $232 million based on the current contract value of $1.2 billion. In 2006, AWB LLC's maximum obligation increases to 40%, or $464 million, and thereafter increases to 50%, or $580 million. Accordingly, the maximum amount of Bell Helicopter's liability under the guarantee will be $114 million in 2005, $227 million in 2006 and $284 million thereafter through completion.

As disclosed under the caption "Guarantees" in Note 16 to the Consolidated Financial Statements in Textron's 2004 Annual Report on Form 10-K, Textron has issued or is party to certain other guarantees. As of April 2, 2005, there has been no material change to these other guarantees.

28.

Recently Announced Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123-R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes APB No. 25. SFAS No. 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the transition date for companies to the first fiscal year beginning after June 15, 2005, effectively delaying Textron's required adoption of SFAS No. 123-R until the first quarter of 2006.

Textron elected to adopt SFAS No. 123-R in the first quarter of 2005 using the modified prospective method. Under this transition method, compensation cost recognized in 2005 includes: a) compensation cost for all stock options and restricted stock granted prior to, but not yet vested as of January 1, 2005, based on the grant-date fair value estimated and recognized in accordance with the provisions of SFAS No. 123, and b) compensation cost for all stock options and restricted stock granted subsequent to January 1, 2005, and all share-based compensation awards accounted for as liabilities, based upon the measurement and recognition provisions of SFAS No. 123-R. For awards granted or modified in 2005 and prospectively, compensation costs for awards with only service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation costs for awards granted prior to 2005 are recognized using the attribution methods required under SFAS No. 123. Upon adoption, Textron re-measured its share-based compensation awards that are accounted for as liabilities at fair value. The cumulative effect of adoption upon this re-measurement resulted in an increase to net income of approximately $1 million in the first quarter of 2005, which is not considered to be material and is recorded in selling and administrative expense.

Adoption of SFAS No. 123-R resulted in recognition of stock option costs in the current period. The stock option costs are included primarily in selling and administrative expense and totaled approximately $3 million for the three months ended April 2, 2005. In accordance with the modified prospective method, prior periods have not been restated. No compensation expense related to stock option grants has been recorded in the consolidated statement of operations for the three months ended April 3, 2004, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. For the full year, we expect to recognize share-based compensation costs related to stock options of approximately $13 million, after taxes.

The valuation of stock options requires numerous assumptions. Textron determines the fair value of each option as of the date of grant using the Black-Scholes option-pricing model. This model requires inputs for the expected volatility of Textron's common stock price, expected life of the option, and expected dividend yield, among others. In addition, we estimate the number of options expected to eventually vest. Expected volatility estimates are based on implied volatilities from traded options on Textron common stock, historical volatilities, and other factors. Textron uses historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life due to the increase in the vesting period from two to three years, which was effective beginning with the 2004 option grants.

See Note 7 to the Consolidated Financial Statements for additional details.

29.

Foreign Exchange Risks

Textron's financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For the first quarter of 2005, the impact of foreign exchange rate changes from the first quarter of 2004 increased revenues by approximately $47 million (2%) and increased segment profit by approximately $3 million (2%).

Forward-looking Information: Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers; (e) Textron's ability to perform as anticipated and to control costs under contracts with the U.S. Government; (f) the U.S. government's ability to unilaterally modify or terminate its contracts with Textron for the Government's convenience or for Textron's failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar Textron as a contractor eligible to receive future contract awards; (g) changes in national or international funding priorities and government policies on the export and import of military and commercial products; (h) the adequacy of cost estimates for various customer care programs including servicing warranties; (i) the ability to control costs and successful implementation of various cost reduction programs; (j) the timing of certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied or where Textron Financial offers financing; (l) changes in aircraft delivery schedules or cancellation of orders; (m) the impact of changes in tax legislation; (n) the extent to which Textron is able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (o)Textron's ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) Textron's ability to realize full value of receivables and investments in securities; (q) the availability and cost of insurance; (r) increases in pension expenses related to lower than expected asset performance or changes in discount rates; (s) Textron Financial's ability to maintain portfolio credit quality; (t) Textron Financial's access to debt financing at competitive rates; (u) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (v) performance of acquisitions; and (w) the efficacy of research and development investments to develop new products.

30.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in Textron's exposure to market risk during the first quarter of 2005. For discussion of Textron's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Textron's 2004 Annual Report on Form 10-K.

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

During the fiscal quarter covered by this report, there was one change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On January 2, 2005, Textron engaged a third-party service provider to assume operational oversight and maintenance of its information technology infrastructure. As of April 2, 2005, there has been no material change in Textron's internal control over financial reporting related to this contract; however, the transfer of operational oversight to the third-party service provider is expected to result in material changes to Textron's internal control over financial reporting related to its information technology infrastructure later in 2005. We believe that we have taken appropriate actions to ensure that effective internal controls over financial reporting will continue to be maintained during the transition period.

31.

PART II. OTHER INFORMATION
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Month 1 (January 2, 2005 - February 5, 2005)	548,500	$70.82	548,500	8,448,000
Month 2 (February 6, 2005 - March 5, 2005)	502,928	$76.65	502,928	7,945,072
Month 3 (March 6, 2005 - April 2, 2005)	620,000	$75.01	620,000	7,325,072
Total	1,671,428	$74.13	1,671,428

These shares were purchased, or are available, pursuant to a plan that was announced on October 21, 2004 authorizing the repurchase of up to 12 million shares of common stock. The plan has no expiration date.

On March 1, 2005, Textron issued 1,000 shares of its Common Stock to Dain M. Hancock upon his joining Textron's Board of Directors pursuant to Textron's practice of issuing 1,000 shares of its Common Stock to each new non-employee Director. The sale or transfer of these shares is restricted, and the shares were not registered under the Securities Act of 1933 pursuant to the exemption afforded by section 4(2) of that Act for transactions by an issuer not involving any public offering.

Item 5. OTHER INFORMATION

On May 6, 2005, Textron and Lewis B. Campbell amended the terms of Mr. Campbell's Employment Agreement dated July 23, 1998.  The intent of this Amendment, which was mutually agreed upon by Mr. Campbell and the Board of Directors, was to limit Mr. Campbell's potential pension payout by eliminating the inclusion of performance share units on a prospective basis and limiting the inclusion of performance share units previously granted. The change is a reflection of Textron's recent results and increasing share price, which, if continued, could have resulted in a payment under Mr. Campbell's annual pension benefit greater than originally envisioned. In exchange for this limit on the upside (which could result in Mr. Campbell forgoing certain benefits under the prior plan), Textron has accelerated Mr. Campbell's full vesting under the pension plan to age 62, and has provided him with a potential one-time performance-based bonus at age 65 if he and Textron satisfy a number of conditions. The Board noted that, under the amended agreement, Mr. Campbell is still strongly incentivized to stay with Textron until age 65. Mr. Campbell currently is 58.

Specifically, the Employment Agreement was amended to both eliminate the inclusion of any performance share units granted after January 1, 2005 from any calculation of Mr. Campbell's benefit from the Supplemental Retirement Plan for Textron Key Executives (the "SERP"), and to limit the inclusion of the performance share units for the 2003-2005 and 2004-2006 cycles to an amount that, on average, will not exceed the amount that would be included if each cycle's payment was based on a specified increase in share price appreciation since the closing share price on December 31, 2004, and financial and discretionary performance components combined to yield an earned performance share unit payout of 80%.

32.

The Amendment also provides for earlier vesting of the SERP benefit. The new vesting schedule is 40% at age 59 and 20% each year thereafter. Prior to this change, the vesting schedule was 50% at age 60 and 10% each year thereafter.

In addition, the Amendment provides that Mr. Campbell is entitled to receive a performance bonus equal to $2,500,000 upon satisfaction of the following: (i) attainment of age 65 or earlier termination as a result of a termination without "cause" or for "good reason" (a "Protected Termination"); (ii) earnings per share growth at a cumulative annual average of a specified percentage between January 1, 2009 and December 31, 2011 (or, in the case of a Protected Termination, through the date of termination if after January 1, 2009, and without any requirement (but subject to pro-ration as described below) if before January 1, 2009); and (iii) if Mr. Campbell's employment terminated as a result of voluntary retirement, the prior designation of a successor Chief Executive Officer. If Mr. Campbell's employment is terminated as a result of his death or disability, Mr. Campbell will receive a pro-rata portion of the bonus equal to the performance bonus based on the number of days employed since May 1, 2005. The bonus is disregarded in determining benefits payable to Mr. Campbell under the SERP or any other retirement plan maintained by Textron.

The Amendment also clarifies certain language to reflect historic interpretations of the provisions so to avoid any future ambiguity and added a provision to make any adjustments necessary to bring the SERP in compliance with the new requirements with regard to deferred compensation under Section 409A of the Internal Revenue Code.

A copy of the Amendment attached hereto as Exhibit 10.3.
Item 6.	EXHIBITS
	10.1	1999 Long-Term Incentive Plan for Textron Employees (April 26, 2005 Restatement)
	10.2	Performance Share Unit Plan for Textron Employees
	10.3	Amendment dated May 6, 2005, to Employment Agreement between Textron and Lewis B. Campbell
	12.1	Computation of ratio of income to fixed charges of Textron Manufacturing
	12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

33.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	May 9, 2005	s/R. L. Yates
R. L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

34.

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit

10.1	1999 Long-Term Incentive Plan for Textron Employees (April 26, 2005 Restatement)
10.2	Performance Share Unit Plan for Textron Employees
10.3	Amendment dated May 6, 2005, to Employment Agreement between Textron and Lewis B. Campbell
12.1	Computation of ratio of income to fixed charges of Textron Manufacturing
12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350