Form 10-Q
period 2005-07-02
TEXTRON INC
filed 2005-08-08
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended July 2, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes X No

Common stock outstanding at July 30, 2005 - 133,766,934 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenues
Manufacturing revenues	$3,041	$2,386	$5,691	$4,589
Finance revenues	147	137	288	271
Total revenues	3,188	2,523	5,979	4,860
Costs, expenses and other
Cost of sales	2,495	1,936	4,644	3,754
Selling and administrative	376	342	758	664
Interest expense, net	72	60	141	124
Provision for losses on finance receivables	1	14	13	34
Special charges	44	17	104	69
Total costs, expenses and other	2,988	2,369	5,660	4,645
Income from continuing operations before income taxes	200	154	319	215
Income taxes	(70)	(45)	(110)	(65)
Income from continuing operations	130	109	209	150
Discontinued operations, net of income taxes:
Results of operations	-	(9)	-	(13)
(Loss) gain on disposition	(7)	-	40	-
Net income	$123	$100	$249	$137
Per common share:
Basic:
Income from continuing operations	$.97	$.79	$1.55	$1.09
Discontinued operations, net of income taxes:
Results of operations	-	(.07)	-	(.10)
(Loss) gain on disposition	(.05)	-	.30	-
Net income	$.92	$.72	$1.85	$.99
Diluted:
Income from continuing operations	$.94	$.78	$1.51	$1.07
Discontinued operations, net of income taxes:
Results of operations	-	(.07)	-	(.10)
(Loss) gain on disposition	(.05)	-	.29	-
Net income	$.89	$.71	$1.80	$.97
Average shares outstanding (in thousands):
Basic	134,603	137,749	134,866	137,618
Diluted	137,582	140,287	137,948	140,316
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.04	$1.04
$1.40 Preferred stock, Series B	$.35	$.35	$.70	$.70
Common stock	$.35	$.325	$.70	$.65

See Notes to the Consolidated Financial Statements.

3.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	July 2, 2005	January 1, 2005
Assets
Textron Manufacturing
Cash and cash equivalents	$584	$605
Accounts receivable, less allowance for doubtful accounts of $56 and $64	1,315	1,211
Inventories	1,846	1,742
Other current assets	554	581
Assets of discontinued operations	27	29
Total current assets	4,326	4,168
Property, plant and equipment, less accumulated depreciation and amortization of $2,708 and $2,652	1,842	1,922
Goodwill	1,398	1,439
Other intangible assets, net	41	44
Other assets	1,452	1,564
Total Textron Manufacturing assets	9,059	9,137
Textron Finance
Cash	77	127
Finance receivables, net	5,995	5,738
Goodwill	169	169
Other assets	621	704
Total Textron Finance assets	6,862	6,738
Total assets	$15,921	$15,875
Liabilities and Shareholders' Equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$24	$433
Accounts payable	941	719
Accrued liabilities	1,620	1,823
Total current liabilities	2,585	2,975
Accrued postretirement benefits other than pensions	560	564
Other liabilities	1,610	1,623
Long-term debt	1,681	1,358
Total Textron Manufacturing liabilities	6,436	6,520
Textron Finance
Other liabilities	459	467
Deferred income taxes	457	453
Debt	4,965	4,783
Total Textron Finance liabilities	5,881	5,703
Total liabilities	12,317	12,223
Shareholders' equity
Capital stock:
Preferred stock	10	10
Common stock	26	25
Capital surplus	1,467	1,369
Retained earnings	5,946	5,792
Accumulated other comprehensive loss	(173)	(97)
	7,276	7,099
Less cost of treasury shares	3,672	3,447
Total shareholders' equity	3,604	3,652
Total liabilities and shareholders' equity	$15,921	$15,875
Common shares outstanding (in thousands)	133,896	135,373

See Notes to the Consolidated Financial Statements.

4.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Consolidated Statements of Cash Flows (unaudited)
(In millions)
	Six Months Ended
	July 2, 2005	July 3, 2004
Cash flows from operating activities:
Income from continuing operations	$209	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	174	163
Amortization	9	7
Provision for losses on finance receivables	13	34
Special charges	104	69
Deferred income taxes	5	21
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(142)	(117)
Inventories	(124)	(275)
Other assets	87	39
Accounts payable	257	234
Accrued liabilities	(118)	70
Captive finance receivables, net	(46)	54
Other operating activities, net	33	10
Net cash provided by operating activities of continuing operations	461	459
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(4,809)	(4,788)
Repaid	4,386	4,373
Proceeds from receivables sales and securitization sales	181	186
Capital expenditures	(145)	(129)
Net cash (used) acquired in acquisitions	(23)	6
Net proceeds from sale of businesses	(1)	4
Proceeds on sale of property, plant and equipment	1	19
Proceeds on sale of investments	-	38
Other investing activities, net	19	61
Net cash used by investing activities of continuing operations	(391)	(230)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(393)	62
Proceeds from issuance of long-term debt	1,551	445
Principal payments and retirements of long-term debt	(997)	(668)
Proceeds from employee stock ownership plans	68	92
Purchases of Textron common stock	(244)	(71)
Dividends paid	(142)	(90)
Excess tax benefits related to stock option exercises	9	-
Net cash used by financing activities of continuing operations	(148)	(230)
Effect of exchange rate changes on cash and cash equivalents	(23)	(3)
Net cash used by continuing operations	(101)	(4)
Net cash provided by discontinued operations	30	32
Net (decrease) increase in cash and cash equivalents	(71)	28
Cash and cash equivalents at beginning of period	732	838
Cash and cash equivalents at end of period	$661	$866
Supplemental schedule of non-cash investing activities:
Capital expenditures financed through capital leases	$2	$21

See Notes to the Consolidated Financial Statements.

5.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Notes to the Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

The consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended January 1, 2005. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of Textron's consolidated financial position at July 2, 2005, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

During the fourth quarter of 2004, Textron reached a final decision to sell the remainder of its InteSys operations, and as a result, financial results of this business, net of income taxes, are now reported as discontinued operations. In February 2005, Textron sold the remainder of the InteSys business and recorded an after-tax net gain of approximately $40 million in the first half of 2005.

Textron's financings are conducted through two borrowing groups: Textron Manufacturing and Textron Finance. This framework is designed to enhance Textron's borrowing power by separating the Finance segment. Textron Manufacturing consists of Textron Inc., the parent company, consolidated with the entities that operate in the Bell, Cessna, Fastening Systems and Industrial business segments. Textron Finance consists of Textron's wholly owned commercial finance subsidiary, Textron Financial Corporation, consolidated with its subsidiaries, which are the entities through which Textron operates its Finance segment. Textron Finance obtains financing for its operations by borrowing from its own group of external creditors. All significant intercompany transactions are eliminated, including retail and wholesale financing activities for inventory sold by Textron Manufacturing financed by Textron Finance.

Reclassifications

A portion of Textron Finance's business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing's Bell, Cessna and Industrial segments. The cash flows related to these captive financing activities are reflected as operating activities (by Textron Manufacturing) and as investing activities (by Textron Finance) based on each group's operations. Historically, Textron's consolidated statement of cash flows has presented a combination of the cash flows of both borrowing groups with no elimination of the captive financing activity. Based on recent views expressed by the staff of the Securities and Exchange Commission about this industry-wide practice followed by companies with captive finance companies, in the fourth quarter of 2004, management elected to change the consolidated classification of these cash flows. Accordingly, the captive financing transactions have been eliminated, and cash from customers and securitizations is recognized in operating activities within the consolidated statement of cash flows when received. Prior period amounts reported in the consolidated statement of cash flows have been reclassified to conform with this presentation; however, the separate cash flow presentation of Textron Manufacturing provided on page 17 is unchanged.

The impact of the reclassification of these cash flows from continuing operations between investing and operating activities, on a consolidated basis, for the six months ended July 3, 2004 is as follows:

(In millions)	As Reported	As Reclassified
Net cash provided by operating activities	$ 389	$ 459
Net cash used by investing activities	$(160)	$(230)

6.

Note 2: Inventories

(In millions)	July 2, 2005	January 1, 2005
Finished goods	$675	$643
Work in process	1,311	1,206
Raw materials	222	231
	2,208	2,080
Less progress/milestones payments	362	338
	$1,846	$1,742

Note 3: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment are summarized below:

(In millions)	January 1, 2005	Foreign Currency Translation	Acquisitions	Other	July 2, 2005
Bell	$ 101	$ -	$ 2	$ -	$ 103
Cessna	322	-	-	-	322
Fastening Systems	437	(20)	-	(1)	416
Industrial	579	(20)	4	(6)	557
Finance	169	-	-	-	169
Total	$1,608	$ (40)	$ 6	$(7)	$1,567

All of Textron's acquired intangible assets are subject to amortization and are composed of the following as of July 2, 2005:

(Dollars in millions)	Weighted-Average Amortization Period (In years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	20	$28	$6	$22
License	15	10	-	10
Patents	8	12	7	5
Other	5	12	8	4
		$62	$21	$41

Amortization expense for the three and six months ended July 2, 2005 totaled $1 million and $2 million, respectively, and is expected to be approximately $3 million for the remainder of 2005. Amortization expense for the three and six months ended July 3, 2004 totaled $1 million and $3 million, respectively.

7.

Note 4: Accumulated Other Comprehensive Loss and Comprehensive Income

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	Six Months Ended
(In millions)	July 2, 2005	July 3, 2004
Beginning of period	$ (97)	$(64)
Currency translation adjustment	(73)	(20)
Net deferred loss on hedge contracts	(6)	(6)
Net unrealized loss on marketable equity securities	-	(3)
Net deferred gain (loss) on interest-only securities	3	(6)
Other comprehensive loss	(76)	(35)
End of period	$(173)	$(99)

Other comprehensive loss includes a net income tax benefit of $2 million and a net income tax expense of $1 million for the six months ended July 2, 2005 and July 3, 2004, respectively.

Comprehensive income is summarized below:
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$123	$100	$249	$137
Other comprehensive loss	(38)	(19)	(76)	(35)
Comprehensive income	$85	$81	$173	$102

Note 5: Earnings per Share

The dilutive effect of convertible preferred shares and stock options was approximately 2,979,000 and 2,538,000 shares for the three months ended July 2, 2005 and July 3, 2004, respectively, and approximately 3,082,000 and 2,698,000 shares for the six months ended July 2, 2005 and July 3, 2004, respectively. The income available to common shareholders that is used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 6: Share-Based Compensation

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

8.

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

Textron elected to adopt SFAS No. 123-R in the first quarter of 2005 using the modified prospective method. Under this transition method, compensation expense recognized in 2005 includes: a) compensation cost for all stock options and restricted stock granted prior to, but not yet vested as of January 1, 2005, based on the grant-date fair value estimated and recognized in accordance with the provisions of SFAS No. 123, and b) compensation cost for all stock options and restricted stock granted subsequent to January 1, 2005, and all share-based compensation awards accounted for as liabilities, based upon the measurement and recognition provisions of SFAS No. 123-R. For awards granted or modified in 2005 and prospectively, compensation costs for awards with only service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation costs for awards granted prior to 2005 are recognized using the attribution methods required under SFAS No. 123. Upon adoption, Textron re-measured its share-based compensation awards that are accounted for as liabilities at fair value. The cumulative effect of adoption upon this re-measurement resulted in an increase to net income of approximately $1 million in the first quarter of 2005, which is not considered to be material and is recorded in selling and administrative expense. SFAS No. 123-R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. For the first half of 2005, $9 million of these excess tax benefits have been presented as cash provided by financing activities in the consolidated statement of cash flows.

The compensation expense that has been recorded in income for Textron's share-based compensation plans is as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Compensation expense, net of hedge income or expense	$16	$9	$29	$14
Income tax benefit	(7)	(3)	(11)	(5)
Net compensation cost	$9	$6	$18	$9

9.

Share-based compensation costs have been reflected primarily in selling and administrative expenses.  For 2005, the expense includes attribution of the fair value of options issued, as well as the portion of previously granted options for which the requisite service was rendered, totaling approximately $5 million and $8 million for the three and six months ended July 2, 2005, respectively.

The net impact of the adoption is as follows:
	Three Months Ended July 2, 2005		Six Months Ended July 2, 2005
(In millions, except per share data)	Upon Adoption of SFAS No. 123-R	If SFAS No. 123-R had not been adopted	Upon Adoption of SFAS No. 123-R	If SFAS No. 123-R had not been adopted

Income from continuing operations before income taxes	$200	$205	$ 319	$ 326
Net income	$123	$126	$ 249	$ 254
Basic earnings per share	$ .92	$ .94	$1.85	$1.88
Diluted earnings per share	$ .89	$ .92	$1.80	$1.84

Impact of SFAS No. 123-R Adoption on Prior Periods

No compensation expense related to stock option grants has been recorded in the consolidated statement of operations for the three and six months ended July 3, 2004, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if Textron had applied the fair-value recognition provisions required by SFAS No. 123-R at the beginning of fiscal 2004:
	Three Months Ended	Six Months Ended
(In millions, except per share data)	July 3, 2004	July 3, 2004
Net income, as reported	$100	$137
Add back: Stock-based employee compensation expense included in reported net income*	6	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*	(7)	(14)
Pro forma net income	$ 99	$132
Income per share:
Basic - as reported	$.72	$ .99
Basic - pro forma	$.72	$ .96
Diluted - as reported	$.71	$ .97
Diluted - pro forma	$.70	$ .94

* Net of related taxes and hedge income or expense

10.

Stock Options

The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. The weighted-average fair value of options granted per share was $19 and $17 for the three months ended July 2, 2005 and July 3, 2004, respectively, and $20 and $14 for the six months ended July 2, 2005 and July 3, 2004, respectively. The fair values of options granted are estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on Textron common stock, historical volatilities and other factors. Textron uses historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.

The weighted-average assumptions used in Textron's Black-Scholes option-pricing model for awards issued during the respective periods are as follows:
	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Dividend yield	2%	2%	2%	2%
Expected volatility	25%	36%	25%	37%
Risk-free interest rate	4%	4%	4%	3%
Expected lives (In years)	6.0	3.7	6.0	3.7

The following table summarizes information related to stock option activity for the respective periods:
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Intrinsic value of options exercised	$11	$16	$36	$33
Cash received from option exercises	$21	$42	$68	$92
Actual tax benefit realized for tax deductions from option exercises	$ 3	$ 5	$11	$10

Stock option activity under the Plan during the six months ended July 2, 2005 is as follows:

	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of year	9,261	$52.05
Granted	1,204	76.00
Exercised	(1,338)	49.56
Canceled, expired or forfeited	(136)	56.71
Outstanding at end of quarter	8,991	$55.56	6.37	$187
Exercisable at end of quarter	6,394	$53.20	5.32	$148

Restricted Stock

The fair value of restricted stock is based on the trading price of Textron common stock on the date of grant, less required adjustments to reflect the fair value of the award as dividends are not paid or accrued until the restricted stock vests. The weighted-average grant-date fair value of restricted stock granted in the three months ended

11.

July 2, 2005 and July 3, 2004 was approximately $72 and $59 per share, respectively. The weighted-average grant-date fair value of restricted stock granted in the six months ended July 2, 2005 and July 3, 2004 was approximately $71 and $56 per share, respectively.

Restricted stock activity under the Plan during the six months ended July 2, 2005 is as follows:

(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at beginning of year, nonvested	867	$49.44
Granted	346	71.14
Forfeited	(41)	48.56
Outstanding at end of quarter, nonvested	1,172	$55.88

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

Share-Based Compensation Awards

The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Subject only to service conditions:
Value of shares, options or units vested	$ 5	$ 3	$ 13	$ 27
Intrinsic value of cash awards paid	$ 5	$ 2	$ 7	$ 6
Subject to performance vesting conditions:
Value of units vested	$ -	$ -	$ -	$ -
Intrinsic value of cash awards paid	$ -	$ -	$25	$11
Intrinsic value of amounts paid under DIP	$ -	$ 1	$ 2	$ 3

As of July 2, 2005, $74 million represents the total compensation cost associated with unvested awards subject only to service conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately 2 years. As of July 2, 2005, $33 million represents the total compensation cost associated with unvested share-based compensation awards subject to performance vesting conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately 2 years.

12.

Note 7: Pension Benefits and Postretirement Benefits Other Than Pensions

The components of net periodic benefit cost for the three months ended July 2, 2005 and July 3, 2004 are as follows:
(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2005	2004	2005	2004
Service cost	$ 33	$ 29	$ 2	$ 2
Interest cost	78	72	9	10
Expected return on plan assets	(104)	(107)	-	-
Amortization of prior service cost	7	4	(1)	(2)
Amortization of net loss	9	2	3	3
Net periodic benefit cost	$ 23	$ -	$ 13	$ 13

The components of net periodic benefit cost for the six months ended July 2, 2005 and July 3, 2004 are as follows:
(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2005	2004	2005	2004
Service cost	$ 69	$ 58	$ 5	$ 4
Interest cost	153	144	19	20
Expected return on plan assets	(208)	(214)	-	-
Amortization of prior service cost	12	8	(3)	(4)
Amortization of net loss	18	4	6	6
Net periodic benefit cost	$ 44	$ -	$ 27	$26

For the full year 2005, Textron expects to contribute approximately $22 million to fund its qualified pension plans.

13.

Note 8: Special Charges

Special charges are summarized below for the applicable segments:
	Restructuring Expenses					C&A
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Impairments	Other Associated Costs	Total	Investment Impairments (Gains)	Total Special Charges
Three Months Ended July 2, 2005
Fastening Systems	$ 1	$ 1	$ -	$ 1	$ 3	$ -	$ 3
Industrial	1	-	-	1	2	-	2
Corporate	-	-	-	-	-	39	39
	$ 2	$ 1	$ -	$ 2	$ 5	$ 39	$ 44
Three Months Ended July 3, 2004
Fastening Systems	$ 11	$ -	$ -	$ 5	$16	$ -	$ 16
Industrial	-	-	-	1	1	-	1
Corporate	-	-	-	-	-	-	-
	$ 11	$ -	$ -	$ 6	$17	$ -	$ 17
Six Months Ended July 2, 2005
Fastening Systems	$ 1	$ 2	$ 1	$ 5	$ 9	$ -	$ 9
Industrial	2	-	-	2	4	-	4
Corporate	-	-	-	-	-	91	91
	$ 3	$ 2	$ 1	$ 7	$13	$ 91	$104
Six Months Ended July 3, 2004
Fastening Systems	$24	$ -	$ 2	$ 8	$34	$ -	$ 34
Industrial	9	36	(1)	3	47	-	47
Corporate	-	-	-	-	-	(12)	(12)
	$33	$36	$ 1	$11	$81	$(12)	$ 69

By the end of 2004, Textron had substantially completed its company-wide restructuring program to improve returns at core businesses and to complete the integration of certain acquisitions. Textron approved and committed to a restructuring program in the fourth quarter of 2000, and the program was expanded in 2001 and in 2002, as part of Textron's strategic effort to improve operating efficiencies. Textron's restructuring program has included corporate and segment direct and indirect workforce reductions, consolidation of facilities, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and streamlining of sales and administrative overhead. Since the program was first announced, Textron has reduced its workforce by approximately 11,000 employees from continuing operations, representing approximately 19% of its global workforce, and has closed 110 facilities. As this program winds down in 2005, Textron will continue to make cash payments against its restructuring reserves. During the balance of the year, Textron expects to incur additional expenses of approximately $7 million, primarily in the Fastening Systems and Industrial segments.

The total cost of this restructuring program for continuing operations is expected to be approximately $539 million, including $11 million related to the divested Automotive Trim business ("Trim"). As of July 2, 2005, total program costs incurred of $532 million include $271 million in severance costs, $99 million in asset impairment charges (net of gains on the sale of fixed assets), $56 million in contract termination costs and $106 million in other associated costs. Total program costs incurred for continuing operations through July 2, 2005 include $228 million in the Fastening Systems segment, $217 million in the Industrial segment, $38 million in the Cessna segment, $29 million in the Bell segment, $9 million in the Finance segment and $11 million at Corporate.

14.

An analysis of the restructuring program and related reserve account is summarized below:
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Impairments	Other Associated Costs	Total
Balance at January 1, 2005	$ 31	$ 43	$ -	$ -	$ 74
Additions	3	2	1	7	13
Non-cash utilization	-	-	(1)	-	(1)
Cash paid	(13)	(8)	-	(7)	(28)
Balance at July 2, 2005	$ 21	$ 37	$ -	$ -	$ 58

The specific restructuring measures and associated estimated costs are based on Textron's best judgment under prevailing circumstances. Textron believes that the restructuring reserve balance of $58 million is adequate to cover the costs presently accruable and anticipates that actions related to these liabilities will be substantially completed within a twelve-month period.

In connection with the sale of Trim in 2001, Textron acquired preferred stock in Collins & Aikman Products Co., a wholly-owned subsidiary of Collins & Aikman Corporation ("C&A"), and C&A common stock. In March 2005, Textron agreed to sell approximately 60 percent of its preferred stock in Collins & Aikman Products Co. to Heartland Industrial Partners, L.P. ("Heartland") for a combination of cash and other consideration with a total value of approximately $25 million. Heartland also had the option to purchase the remaining preferred shares for an aggregate price of $20 million. Textron recorded a pre-tax impairment charge of approximately $52 million in the first quarter of 2005 to write down the preferred shares to fair market value based on the value determined by the agreement and other market considerations. On May 17, 2005, C&A filed for Chapter 11 bankruptcy protection, effectively terminating Heartland's obligation to purchase the preferred stock. Based on relevant market considerations, Textron recorded a charge of approximately $39 million in the second quarter of 2005 to write-off the remaining book value of its investment in the preferred stock.

During the first quarter of 2004, Textron sold its C&A common stock for cash proceeds of $34 million and recorded a pre-tax gain of $12 million.

Note 9: Commitments and Contingencies

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

During 2002, the Lycoming aircraft engine business, in conjunction with the U.S. Federal Aviation Administration ("FAA"), recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a former third-party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program has been completed. Textron has continued to monitor the performance of the crankshafts previously supplied by the former supplier to ensure their continued suitability for their intended use and to ensure that the

15.

existing reserves are adequate to cover the costs directly related to potential crankshafts issues that may not specifically be a part of the prior recall program. On July 11, 2005, Lycoming issued a service bulletin covering certain non-turbocharged aircraft engines to replace crankshafts manufactured by the former supplier with new FAA-certified crankshafts. The service bulletin covers approximately 1,100 crankshafts and requires replacement within the earlier of the next 50 hours of operation or six months. An additional $5 million was accrued in the second quarter of 2005, which increased existing reserves to $16 million as of July 2, 2005, to cover costs directly related to potential crankshaft issues, including but not limited to replacement cost under the new service bulletin.

In connection with the recall, the former supplier filed a lawsuit against Lycoming claiming that the former supplier had been wrongly blamed for aircraft engine failures resulting from its crankshaft forging process and that Lycoming's design was the cause of the engine failures. In February 2005, a jury returned a verdict against Lycoming for $86 million in punitive damages, $2.7 million in expert fees and $1.7 million in increased insurance costs. The jury also found that the former supplier's claim that it had incurred $5.3 million in attorneys' fees was reasonable. Judgment was entered on the verdict on March 29, 2005, awarding the former supplier $9.7 million in alleged compensatory damages and attorneys' fees and $86 million in alleged punitive damages. While the ultimate outcome of the litigation cannot be assured, management strongly disagrees with the verdicts and believes that it is probable that they will be reversed through the appellate process.

On September 20, 2004, the former supplier filed for bankruptcy protection and ceased delivering crankshafts to Lycoming. In conjunction with the FAA, Lycoming is in the process of certifying a new supplier for its crankshaft models. During the first half of 2005, FAA approval was received for four of the six crankshaft models requiring certification and the new supplier began production of these crankshafts. Based on the current status of the certification process and the forecasted production requirements, the transition to the new supplier is not expected to have a material impact on Textron's results of operations or financial position.

Research and Development Arrangements

In the first quarter of 2005, Bell Helicopter entered into two separate risk-sharing arrangements with commercial participants in the development of the Bell 429 aircraft. The arrangements require contributions from the participants totaling $20 million which are due once the development effort reaches certain pre-determined milestones, as well as in-kind development contributions from one participant.

In the second quarter of 2005, Bell Helicopter entered into two separate risk-sharing arrangements with Canadian governmental organizations. These arrangements, which currently include the 429 aircraft and may potentially include future aircraft in the Modular Affordable Product Line, each require cash contributions of up to CAD115 million from the participants, based on a percentage of qualifying research and development costs incurred.

Each of the participants under these arrangements is entitled to payments from Bell Helicopter, with the commercial participants also entitled to discounts, based on future sales of the 429 aircraft. In addition, there are certain requirements related to production of future 429 aircraft in Canada and one of the commercial participants is entitled to perform certain manufacturing functions for the 429 aircraft. Based on the development activities completed and costs incurred in the current and prior periods through July 2, 2005, $20 million has been recorded in income related to these arrangements.

Note 10: Arrangements with Off-Balance Sheet Risk

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

16.

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

In connection with the disposition of Trim, certain operating leases were transferred and assigned to C&A. Textron has guaranteed C&A's payments under these operating leases and certain environmental matters up to an aggregate remaining amount of approximately $24 million. Textron is required to make payments under these guarantees upon default by C&A. In May 2005, the U.S. subsidiary of C&A filed for Chapter 11 bankruptcy protection, and in July 2005 the European subsidiaries filed a group-wide administration order in the United Kingdom, effectively reducing Textron's ability to seek recourse from C&A under the indemnity provisions of the purchase and sale agreement, should a default occur. Textron has not received any default notices related to these leases, and management believes C&A will continue to make payments. Management will continue to monitor C&A's performance and Textron's reserves related to this matter.

As disclosed under the caption "Guarantees" in Note 16 to the Consolidated Financial Statements in Textron's 2004 Annual Report on Form 10-K, Textron has issued or is party to certain other guarantees. As of July 2, 2005, there have been no material changes to these other guarantees.

Note 11: Textron Manufacturing Statements of Cash Flows

The Statements of Cash Flows for Textron Manufacturing are provided on page 17 and include cash flows from the manufacturing businesses along with distributions received from Textron Finance. Textron's Consolidated Statements of Cash Flows are provided on page 4, and exclude all significant intercompany transactions and captive financing transactions as further discussed in Note 1 to the Consolidated Financial Statements.

17.

Note 11: Textron Manufacturing Statements of Cash Flows (Continued)

	Six Months Ended
(Unaudited) (In millions)	July 2, 2005	July 3, 2004
Cash flows from operating activities:
Income from continuing operations	$209	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of Textron Finance less than distributions to Textron Manufacturing	46	22
Depreciation	157	145
Amortization	4	1
Special charges	104	69
Deferred income taxes	-	(1)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(142)	(117)
Inventories	(118)	(282)
Other assets	60	28
Accounts payable	248	238
Accrued liabilities	(149)	167
Other operating activities, net	33	15
Net cash provided by operating activities of continuing operations	452	435
Cash flows from investing activities:
Capital expenditures	(141)	(124)
Net cash (used) acquired in acquisitions	(23)	6
Net proceeds from sale of businesses	(1)	4
Proceeds on sale of property, plant and equipment	11	27
Proceeds on the sale of investments	-	38
Net cash used by investing activities of continuing operations	(154)	(49)
Cash flows from financing activities:
Increase in short-term debt	-	4
Proceeds from issuance of long-term debt	401	-
Principal payments and retirements of long-term debt	(418)	(52)
Proceeds from employee stock ownership plans	68	92
Purchases of Textron common stock	(244)	(71)
Dividends paid	(142)	(90)
Excess tax benefits related to stock option exercises	9	-
Net cash used by financing activities of continuing operations	(326)	(117)
Effect of exchange rate changes on cash and cash equivalents	(23)	(3)
Net cash (used) provided by continuing operations	(51)	266
Net cash provided by discontinued operations	30	32
Net (decrease) increase in cash and cash equivalents	(21)	298
Cash and cash equivalents at beginning of period	605	481
Cash and cash equivalents at end of period	$584	$779
Supplemental schedule of non-cash investing activities:
Capital expenditures financed through capital leases	$2	$21

18.

Note 12:     Segment Information

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

A summary of continuing operations by segment is provided below:
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
REVENUES
MANUFACTURING:
Bell	$786	$587	$1,402	$1,094
Cessna	910	500	1,623	918
Fastening Systems	521	494	1,042	991
Industrial	824	805	1,624	1,586
	3,041	2,386	5,691	4,589
FINANCE	147	137	288	271
Total revenues	$3,188	$2,523	$5,979	$4,860
SEGMENT OPERATING PROFIT
MANUFACTURING:
Bell	$83	$71	$158	$123
Cessna	121	44	208	66
Fastening Systems	11	24	5	44
Industrial	58	57	113	105
	273	196	484	338
FINANCE	44	36	77	67
Segment profit	317	232	561	405
Special charges	(44)	(17)	(104)	(69)
Segment operating income	273	215	457	336
Corporate expenses and other, net	(50)	(36)	(91)	(71)
Interest expense, net	(23)	(25)	(47)	(50)
Income from continuing operations before income taxes	$200	$154	$319	$215

19.
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We experienced strong revenue growth and order intake in most of our businesses in the first half of 2005. Backlog in the aircraft businesses increased to approximately $8.6 billion due to innovative new product offerings and continued economic improvements. Fastening Systems has been able to reach new pricing agreements with its customers, which have compensated for higher steel costs in the second quarter. In addition, our Finance segment experienced significant improvement in portfolio credit quality with lower charge-offs and delinquencies and a decrease in nonperforming assets.

The increased sales volume in the first half of 2005 was the primary contributor to our improved performance, enabling us to overcome inflation of $193 million (including a $76 million increase in steel costs), higher pension costs of $44 million and higher costs in North American Fastening Systems plants as discussed in the segment analysis. Textron's transformation activities continue to drive improved performance. We expect that continued execution of our transformation strategy through Integrated Supply Chain and Textron Six Sigma, including Lean Manufacturing activities, will drive performance improvements and expand manufacturing margins.

Consolidated Results of Operations
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenue	$3,188	$2,523	$5,979	$4,860
Segment profit	317	232	561	405

Revenues

Revenues increased $665 million in the second quarter of 2005, compared with 2004, primarily due to higher manufacturing volume of $512 million, higher pricing of $70 million, favorable foreign exchange of $34 million and additional revenue of $38 million at CitationShares, which we began consolidating at the end of the second quarter of 2004. In addition, the Finance segment's revenues increased by $10 million primarily due to higher average finance receivables, partially offset by lower prepayment, syndication and securitization gains and other charges.

Revenues increased $1.1 billion in the first half of 2005, compared with 2004, primarily due to higher manufacturing volume of $819 million, higher pricing of $127 million, favorable foreign exchange of $81 million and additional revenue of $78 million at CitationShares, which we began consolidating at the end of the second quarter of 2004. In addition, the Finance segment's revenues increased by $17 million primarily due to higher average finance receivables, partially offset by lower prepayment, syndication and securitization gains and other charges.

20.

Segment Profit

Segment profit increased $85 million in the second quarter of 2005, compared with 2004, primarily due to the $129 million impact of higher net sales volume, mainly in the commercial aircraft businesses, and higher pricing of $70 million, partially offset by inflation of $97 million.

Segment profit increased $156 million in the first half of 2005, compared with 2004, primarily due to the $226 million impact of higher net sales volume, mainly in the commercial aircraft businesses and higher pricing of $127 million, partially offset by inflation of $193 million.

Corporate Expenses

Corporate expenses increased $14 million in the second quarter of 2005, compared with 2004, primarily due to $6 million for corporate initiatives, $5 million for higher pension and compensation costs and $2 million for the corporate portion of stock-based compensation expense recorded under a newly adopted accounting standard (see Recently Announced Accounting Pronouncements on page 32).

Corporate expenses increased $20 million in the first half of 2005, compared with 2004, primarily due to $8 million for corporate initiatives, $5 million for higher pension and compensation costs and $3 million for the corporate portion of stock-based compensation expense recorded under a newly adopted accounting standard.

Special Charges

Special charges are summarized below:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Restructuring	$ 5	$ 17	$ 13	$ 81
Gain on sale of C&A common stock	-	-	-	(12)
C&A investment impairment	39	-	91	-
Total special charges	$ 44	$ 17	$ 104	$ 69

Restructuring Program

By the end of 2004, Textron had substantially completed its company-wide restructuring program to improve returns at core businesses and to complete the integration of certain acquisitions. Textron approved and committed to a restructuring program in the fourth quarter of 2000, and the program was expanded in 2001 and in 2002, as part of Textron's strategic effort to improve operating efficiencies. Textron's restructuring program has included corporate and segment direct and indirect workforce reductions, consolidation of facilities, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and streamlining of sales and administrative overhead. Since the program was first announced, Textron has reduced its workforce by approximately 11,000 employees from continuing operations, representing approximately 19% of its global workforce, and has closed 110 facilities. As this program winds down in 2005, Textron will continue to make cash payments against its restructuring reserves. During the balance of the year, Textron expects to incur additional expenses of approximately $7 million, primarily in the Fastening Systems and Industrial segments.

21.

The total cost of this restructuring program for continuing operations is expected to be approximately $539 million, including $11 million related to the divested Automotive Trim business ("Trim"). As of July 2, 2005, total program costs incurred of $532 million include $271 million in severance costs, $99 million in asset impairment charges (net of gains on the sale of fixed assets), $56 million in contract termination costs and $106 million in other associated costs. Total program costs incurred for continuing operations through July 2, 2005 include $228 million in the Fastening Systems segment, $217 million in the Industrial Segment, $38 million in the Cessna segment, $29 million in the Bell segment, $9 million in the Finance segment and $11 million at Corporate.

C&A Investment Impairment and Gain

In connection with the sale of Trim in 2001, Textron acquired preferred stock in Collins & Aikman Products Co., a wholly-owned subsidiary of Collins & Aikman Corporation ("C&A"), and C&A common stock. In March 2005, Textron agreed to sell approximately 60 percent of its preferred stock in Collins & Aikman Products Co. to Heartland Industrial Partners, L.P. ("Heartland") for a combination of cash and other consideration with a total value of approximately $25 million. Heartland also had the option to purchase the remaining preferred shares for an aggregate price of $20 million. Textron recorded a pre-tax impairment charge of approximately $52 million in the first quarter of 2005 to write down the preferred shares to fair market value based on the value determined by the agreement and other market considerations. On May 17, 2005, C&A filed for bankruptcy protection, effectively terminating Heartland's obligation to purchase the preferred stock. Based on relevant market considerations, Textron recorded a charge of approximately $39 million in the second quarter of 2005 to write-off the remaining book value of its investment in the preferred stock.

In the first quarter of 2004, Textron sold its C&A common stock for cash proceeds of $34 million and recorded a pre-tax gain of $12 million.

Share-Based Compensation

During the first quarter of 2005, Textron elected to adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payments" ("SFAS No. 123-R"), using the modified prospective method. The adoption resulted in recognition of share-based compensation expense related primarily to the expensing of stock options of approximately $5 million and $7 million for the three and six months ended July 2, 2005, respectively, including the net impact of the cumulative effect of adoption of approximately $1 million in the first quarter. For the full year, we expect to recognize share-based compensation expense related to stock options of approximately $18 million ($13 million after taxes).

22.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate from continuing operations is provided below:
	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	(0.4)	2.0	0.4	2.0
C&A impairment valuation allowance	8.4	-	8.4	-
Special foreign dividend	1.0	-	0.6	-
Foreign tax rate differential	(5.8)	(2.1)	(5.8)	(2.1)
ESOP dividends	(1.1)	(1.7)	(1.1)	(1.7)
Export sales benefit	(1.1)	(1.0)	(1.1)	(1.0)
Other, net	(1.0)	(3.0)	(1.9)	(2.0)
Effective income tax rate	35.0%	29.2%	34.5%	30.2%

The effective income tax rate from continuing operations for the second half of 2005 is expected to be approximately 29%.

On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law and includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. In the first quarter of 2005, Textron repatriated approximately $200 million in cash from foreign subsidiaries, for which the related tax expense of $11 million was recognized in the fourth quarter of 2004. Textron intends to repatriate approximately $245 million in additional cash from foreign subsidiaries in the second half of 2005, and has recognized a related tax expense of $2 million in the second quarter of 2005. The tax expense related to dividend repatriation may be reduced or increased in future periods due to changes in key assumptions such as applicable law or business conditions.

Discontinued Operations

In February 2005, Textron sold the remainder of its InteSys business, which was classified as discontinued operations during the fourth quarter of 2004. In connection with the transaction, Textron recorded an after-tax net gain of approximately $40 million in the first half of 2005.

Outlook

We expect continued strength in revenues for 2005 in most of our businesses. At Bell, the expected annual revenue increase in 2005 over 2004 is primarily related to higher V-22 revenue from new production releases (recorded as units are delivered), which is expected to more than offset lower engineering- and development-based revenues (recorded as costs are incurred). At Cessna, we expect an increase in 2005 annual revenue over 2004 due to higher sales of jets based on our current production schedule. At Fastening Systems, we expect that new customer pricing agreements that became effective in the first quarter of 2005 will allow us to offset higher steel costs throughout the year, based on current steel prices. Additionally, we expect improved operating performance within Fastening Systems resulting from the stabilization of manufacturing operations for the balance of the year. Overall segment profit and margins for the year are expected to increase over 2004 as we continue to realize the benefits of our transformation initiatives.

23.
Segment Analysis
Bell
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenue	$786	$587	$1,402	$1,094
Segment profit	83	71	158	123

Bell Revenues

The Bell segment's revenues increased $199 million in the second quarter of 2005, compared with 2004, due to higher revenue of $190 million in the U.S. Government businesses and $9 million in the commercial businesses. The increase in U.S. Government revenue was primarily due to higher V-22 revenue of $166 million and higher volume of armored security vehicles of $16 million. The increase in V-22 revenue reflects the delivery of six Lot 7 aircraft (recorded as units are delivered). Commercial revenues increased primarily due to higher aircraft sales of $40 million and higher spares volume of $12 million, partially offset by lower international military sales of $48 million (reflecting lower deliveries under a model 412 contract, partially offset by higher volume of $20 million for armored security vehicles).

The Bell segment's revenues increased $308 million in the first half of 2005, compared with 2004, due to higher revenue of $180 million in the U.S. Government businesses and $128 million in the commercial businesses. The increase in U.S. Government revenue was primarily due to higher V-22 revenue of $89 million, higher air-launched weapons sales of $40 million, higher volume of armored security vehicles of $20 million and increased demand for military spares of $8 million. The higher V-22 revenue reflects the delivery of six Lot 7 aircraft (recorded as units are delivered). Commercial revenues increased primarily due to higher aircraft sales of $50 million, higher international military sales of $42 million (largely due to higher volume of armored security vehicles and model 412 deliveries) and higher spares volume of $23 million.

Bell Segment Profit

Segment profit increased $12 million in the second quarter of 2005, compared with 2004 due to higher profit of $20 million in the U.S. Government businesses, partially offset by lower profit of $8 million in the commercial businesses. Increased profit in the U.S. Government businesses was largely due to higher V-22 profit of $13 million, primarily related to higher revenue. Commercial profit decreased primarily due to the $8 million impact of lower international military sales volume, the impact of a $6 million favorable warranty settlement in 2004 and a $5 million warranty provision related to Lycoming aircraft engine crankshafts, as discussed below. These decreases were partially offset by $6 million in lower net engineering expense, as increased engineering expenses were more than offset by $18 million recorded in income related to risk-sharing agreements with new co-development partners, as discussed in Note 9 to the consolidated financial statements. Bell continues to invest in research and development and expects gross spending to increase in 2005, while continuing to realize benefits from existing risk-sharing agreements with its co-development partners.

On July 11, 2005, Lycoming issued a service bulletin covering certain non-turbocharged aircraft engines to replace crankshafts manufactured by a former third-party supplier. The service bulletin covers approximately 1,100 crankshafts and requires replacement within the earlier of the next 50 hours of operation or six months. As of July 2, 2005, reserves to cover costs directly related to potential crankshaft issues, including the replacement

24.

cost under the new service bulletin, totaled $16 million. See Note 9 to the consolidated financial statements for additional information.

Segment profit increased $35 million in the first half of 2005, compared with 2004, due to higher profit of $22 million in the commercial businesses and $13 million in the U.S. Government businesses. Commercial profit increased primarily due to the $34 million impact of higher international military sales volume and $14 million of higher spares volume, partially offset by $19 million of higher selling and administrative expense, a favorable warranty settlement of $6 million in 2004 and the $5 million warranty reserve related to Lycoming aircraft engine crankshafts. In addition, commercial profit reflected a $2 million increase in net engineering expense, as increased engineering expenses were largely offset by $20 million recorded in income related to risk-sharing agreements with new co-development partners, as discussed in Note 9 to the consolidated financial statements. Profit in the U.S. Government businesses increased primarily due to higher profit on spares of $6 million and higher V-22 profit of $5 million due to higher revenue.

Backlog at Bell was $3.9 billion at the end of the second quarter, compared with $3.8 billion at year-end 2004.

Cessna

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenue	$910	$500	$1,623	$918
Segment profit	121	44	208	66

Cessna Revenues

The Cessna segment's revenues increased $410 million in the second quarter of 2005, compared with 2004, primarily due to higher volume of $355 million across all product lines, an increase related to the consolidation of CitationShares of $38 million and higher pricing of $17 million. Citation business jet customer deliveries were 67 in the second quarter of 2005, compared with 35 jets in the second quarter of 2004, and represented $277 million of the increased sales volume. Single engine aircraft deliveries reached 199 in the second quarter of 2005, compared with 61 aircraft in the second quarter of 2004, representing $43 million of the increased sales volume.

The Cessna segment's revenues increased $705 million in the first half of 2005, compared with 2004, primarily due to higher Citation business jet volume of $516 million, an increase related to the consolidation of CitationShares of $78 million, higher single engine aircraft volume of $42 million, higher Caravan volume of $41 million and higher pricing of $31 million. These increases were partially offset by lower used aircraft sales of $23 million. Citation business jet customer deliveries were 122 in the first half of 2005, compared with 69 jets in the first half of 2004.

Cessna Segment Profit

Segment profit increased $77 million in the second quarter of 2005, compared with 2004, largely due to the $91 million impact from higher volume across all product lines and $17 million of higher pricing, partially offset by $25 million of inflation.

Segment profit increased $142 million in the first half of 2005, compared with 2004, largely due to the $172 million impact from higher volume across all product lines and $31 million of higher pricing, partially offset by $47 million of inflation.

25.

Backlog at Cessna was $5.8 billion at the end of the second quarter, compared with $5.3 billion at year-end 2004.

Fastening Systems
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenue	$521	$494	$1,042	$991
Segment profit	11	24	5	44

Fastening Systems Revenues

The Fastening Systems segment's revenues increased $27 million in the second quarter of 2005, compared with 2004, primarily due to higher pricing related to steel price recoveries of $33 million and favorable foreign exchange of $15 million, partially offset by lower volume of $21 million, largely the result of soft demand in the automotive market.

The Fastening Systems segment's revenues increased $51 million in the first half of 2005, compared with 2004, primarily due to higher pricing related to steel price recoveries of $60 million and favorable foreign exchange of $33 million, partially offset by lower volume of $41 million, largely the result of soft demand in the automotive market.

Fastening Systems Segment Profit

Segment profit decreased $13 million in the second quarter of 2005, compared with 2004, primarily due to inflation of $38 million (including $29 million in higher steel costs) and the impact of lower volume of $5 million, partially offset by higher pricing of $33 million.

Segment profit decreased $39 million in the first half of 2005, compared with 2004, primarily due to inflation of $80 million (including $62 million in higher steel costs), unfavorable cost performance of $14 million as discussed below, and the impact of lower volume of $9 million, partially offset by higher pricing of $60 million.

As part of the restructuring efforts at Fastening Systems in 2004, certain manufacturing operations were consolidated in North America. During the first half of 2005, operating inefficiencies and higher than expected ramp-up costs were incurred as a result of these consolidations. Management has taken significant actions to stabilize these operations resulting in a reduction in costs incurred in the second quarter compared with the first quarter. Management expects continued performance improvements at these facilities in the second half of 2005.

Industrial
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenue	$824	$805	$1,624	$1,586
Segment profit	58	57	113	105

Industrial Revenues

The Industrial segment's revenues increased $19 million in the second quarter of 2005, compared with 2004, primarily due to higher combined volume at E-Z-GO, Fluid & Power and Greenlee of $38 million, favorable foreign exchange of $20 million and higher pricing of $10 million, partially offset by lower combined sales

26.

volume at Kautex and Jacobsen of $50 million. Sales volume was lower at Kautex largely due to model changeovers.

The Industrial segment's revenues increased $38 million in the first half of 2005, compared with 2004, primarily due to higher combined volume at E-Z-GO, Fluid & Power and Greenlee of $55 million, favorable foreign exchange of $48 million and higher pricing of $14 million, partially offset by lower combined sales volume at Kautex and Jacobsen of $75 million and the impact of the divestiture of a non-core product line during the second quarter of 2004 of $12 million. Sales volume was lower at Kautex largely due to model changeovers.

Industrial Segment Profit

Segment profit increased $1 million in the second quarter of 2005, compared with 2004, primarily due to improved cost performance of $12 million, higher pricing of $10 million and favorable foreign exchange of $3 million, partially offset by inflation of $23 million.

Segment profit increased $8 million in the first half of 2005, compared with 2004, primarily due to improved cost performance of $38 million, higher pricing of $14 million and favorable foreign exchange of $6 million, partially offset by inflation of $45 million.
Finance
	Three Months Ended		Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenue	$147	$137	$288	$271
Segment profit	44	36	77	67

Finance Revenues

The Finance segment's revenues increased $10 million in the second quarter of 2005, compared with 2004. The increase was primarily due to higher finance charges and discounts of $25 million, partially offset by $9 million in lower prepayment, syndication and securitization gains and $6 million in investment impairment charges related to assets acquired through bankruptcy or repossession of collateral related to troubled loans. The increase in finance charges and discounts was largely due to the higher interest rate environment which accounted for approximately $22 million of the increase and $18 million related to higher average finance receivables of $995 million, partially offset by lower receivable pricing of $15 million largely due to competitive pressures. The increase in average finance receivables was related to core portfolio growth, partially offset by reductions in the liquidating portfolios.

The Finance segment's revenues increased $17 million in the first half of 2005, compared with 2004. The increase was primarily due to higher finance charges and discounts of $35 million, partially offset by $13 million in lower prepayment, syndication and securitization gains and $6 million in impairment charges related to assets acquired through bankruptcy or repossession of collateral related to troubled loans. The increase in finance charges and discounts was largely due to the higher interest rate environment which accounted for approximately $50 million of the increase and $33 million related to higher average finance receivables of $890 million, partially offset by lower receivable pricing of $48 million largely due to competitive pressures. The increase in average finance receivables was related to core portfolio growth, partially offset by reductions in the liquidating portfolios.

Finance Segment Profit

Segment profit increased $8 million in the second quarter of 2005, compared with 2004, primarily due to a $13 million reduction in the provision for loan losses as a result of improved portfolio quality, partially offset by lower

27.

net interest margin of $7 million as the benefit from higher average finance receivables was more than offset by lower other income.

Segment profit increased $10 million in the first half of 2005, compared with 2004, primarily due to an $21 million reduction in the provision for loan losses as a result of improved portfolio quality, partially offset by lower net interest margin of $7 million, as the benefit from higher average finance receivables was more than offset by lower other income, and a $4 million increase in selling and administrative expenses.

Finance Portfolio Quality

The following table presents information about the credit quality of the Finance segment's portfolio:

	July 2,	January 1,
(In millions, except for ratios)	2005	2005
Nonperforming assets	$127	$140
Ratio of nonperforming assets to total finance assets	1.92%	2.18%
Allowance for losses on finance receivables recorded on balance sheet	$ 99	$ 99
Ratio of allowance for losses on receivables to nonaccrual finance receivables	94.7%	83.7%
60+ days contractual delinquency as a percentage of finance receivables	1.08%	1.47%

The Finance segment has continued to experience improvements in portfolio quality as indicated by improved credit quality measures and a lower provision for losses ($13 million in the first half of 2005, compared with $34 million in 2004). The improvements in credit quality were evident through lower nonperforming asset levels and 60+ days contractual delinquency. Net charge-offs in the first half of 2005 were $13 million compared with $44 million in 2004.

Textron Finance's nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing for which interest has been suspended, as well as repossessed assets. Nonperforming assets by business are as follows:

	July 2,	January 1,
(In millions)	2005	2005
Resort finance	$ 38	$ 53
Golf finance	19	26
Aircraft finance	11	12
Asset-based lending	9	7
Distribution finance	5	5
Other	45	37
Total nonperforming assets	$127	$140

Textron Finance experienced improvement in its nonperforming assets with a $21 million decrease attributable to its core businesses in the first half of 2005, largely related to improved general economic conditions. This decrease was partially offset by a $8 million increase in its non-core businesses within the Other line primarily related to one customer in media finance. Overall, we expect relative stability in portfolio quality during the remainder of 2005.

Textron Finance has recourse to Textron Manufacturing for equipment leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation ("C&A"). At July 2, 2005, these leases had outstanding balances of $59 million and $17 million, respectively. During the second quarter of 2005, the U.S. subsidiary of C&A filed for Chapter 11 bankruptcy protection. Textron Manufacturing has classified these leases as impaired.

28.

Management believes Textron Manufacturing's reserves are adequate to cover potential collateral shortfalls related to these leases.

Special Charges by Segment

Special charges are more fully discussed on pages 20 and 21 and are summarized below by segment:
	Restructuring Expenses					C&A
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Impairments	Other Associated Costs	Total	Investment Impairments (Gains)	Total Special Charges
Three Months Ended July 2, 2005
Fastening Systems	$ 1	$ 1	$ -	$ 1	$ 3	$ -	$ 3
Industrial	1	-	-	1	2	-	2
Corporate	-	-	-	-	-	39	39
	$ 2	$ 1	$ -	$ 2	$ 5	$ 39	$ 44
Three Months Ended July 3, 2004
Fastening Systems	$ 11	$ -	$ -	$ 5	$16	$ -	$ 16
Industrial	-	-	-	1	1	-	1
Corporate	-	-	-	-	-	-	-
	$ 11	$ -	$ -	$ 6	$17	$ -	$ 17
Six Months Ended July 2, 2005
Fastening Systems	$ 1	$ 2	$ 1	$ 5	$ 9	$ -	$ 9
Industrial	2	-	-	2	4	-	4
Corporate	-	-	-	-	-	91	91
	$ 3	$ 2	$ 1	$ 7	$13	$ 91	$104
Six Months Ended July 3, 2004
Fastening Systems	$ 24	$ -	$ 2	$ 8	$34	$ -	$ 34
Industrial	9	36	(1)	3	47	-	47
Corporate	-	-	-	-	-	(12)	(12)
	$ 33	$ 36	$ 1	$ 11	$81	$(12)	$ 69

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

A portion of Textron Finance's business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing's Bell, Cessna and Industrial segments. The cash flows related to these captive financing activities are reflected as operating activities (by Textron Manufacturing) and as

29.

investing activities (by Textron Finance) based on each group's operations. These captive financing transactions have been eliminated and cash from customers or from securitizations is recognized in operating activities within the Consolidated Statement of Cash Flows when received. The Consolidated Statements of Cash Flows for Textron Inc. are provided on page 4 and the Statements of Cash Flows for Textron Manufacturing are provided on page 17.

Textron Manufacturing's debt (net of cash)-to-capital ratio as of July 2, 2005 was 23.7%, compared with 24.5% at January 1, 2005. Textron Manufacturing's gross debt-to-capital ratio as of July 2, 2005 was 32.1%, compared with 32.9% at January 1, 2005. Textron Manufacturing has a long-term gross debt-to-capital ratio target in the mid-thirties.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. Textron Manufacturing's primary revolving credit facility consists of a $1.3 billion 5-year credit agreement that expires in March 2010. Textron Finance is permitted to borrow under this facility. Textron Finance also has bank lines of credit of $1.5 billion, of which $500 million expires in July 2006 and $1.0 billion expires in 2010. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2007. Neither Textron Manufacturing nor Textron Finance had used these lines of credit at July 2, 2005 or at January 1, 2005. At July 2, 2005, the lines of credit not reserved as support for commercial paper or letters of credit were $1.2 billion for Textron Manufacturing and $581 million for Textron Finance, compared with $1.2 billion and $187 million, respectively, at January 1, 2005.

At July 2, 2005, Textron Finance had $1.7 billion in debt and $370 million in other liabilities that are due within the next twelve months.

Operating Cash Flows
	Six Months Ended
(In millions)	July 2, 2005	July 3, 2004
Textron Manufacturing	$452	$435
Textron Finance	$146	$ 21
Consolidated	$461	$459

In the Consolidated Statements of Cash Flows, cash provided by operating cash flows was relatively consistent with the prior period as the increase in operating cash flows at Textron Finance was largely offset by a decrease in net captive financing activity. The decrease in net captive financing activity relates to a $40 million decrease in the first half of 2005 when finance receivable originations exceeded cash collections and proceeds from receivable sales and securitizations, compared with a $70 million increase in the first half of 2004 when more cash was collected in comparison to finance receivable originations. Textron Finance's operating cash flows increased $125 million primarily due to the timing of payments of accrued interest and other liabilities and an income tax payment of $60 million in the first quarter of 2004.

Dividends received by Textron Manufacturing from Textron Finance of $97 million in the first half of 2005 and $67 million in the first half of 2004 have been eliminated from the consolidated operating cash flows.

Investing Cash Flows
	Six Months Ended
(In millions)	July 2, 2005	July 3, 2004
Textron Manufacturing	$(154)	$ (49)
Textron Finance	$(277)	$(111)
Consolidated	$(391)	$(230)

30.

In the Consolidated Statements of Cash Flows, the decrease in investing cash flows was driven by decreases at both Textron Finance and Textron Manufacturing. At Textron Finance, the decrease was primarily due to a $98 million increase in finance receivable originations, net of cash collections. This decrease in cash flows related to finance receivable originations, net of cash collections, was offset on a consolidated basis after reclassification adjustments to operating cash flows, for net captive financing activity of $40 million in the first half of 2005 and $(70) million in the first half of 2004, increased investing cash flows. The decrease at Textron Manufacturing was primarily due to the $38 million in proceeds received in the first quarter of 2004 for the sale of C&A common stock and $23 million used to acquire the assets of US Helicopter, Inc. and the minority interest in a Japanese joint venture in the first half of 2005. In addition, Textron Manufacturing's capital expenditures increased to $141 million in the first half of 2005, compared with $124 million in the first half of 2004.

Financing Cash Flows
	Six Months Ended
(In millions)	July 2, 2005	July 3, 2004
Textron Manufacturing	$(326)	$(117)
Textron Finance	$ 81	$(180)
Consolidated	$(148)	$(230)

In the Consolidated Statements of Cash Flows, the decrease in cash used by financing activities principally reflected a net increase in debt outstanding at Textron Finance to fund asset growth and additional purchases of Textron common stock made by Textron Manufacturing in the first half of 2005, partially offset by a $24 million decrease in proceeds from the exercise of stock options. Dividends paid by Textron Finance to Textron Manufacturing of $97 million in the first half of 2005 and $67 million in the first half of 2004 have been eliminated from the consolidated financing cash flows. The increase in these dividends in 2005 was due to excess capital that resulted from liquidating non-core portfolios and increased profitability at Textron Finance.

Principal Payments on Long-Term Debt

In the first half of 2005 and 2004, Textron Manufacturing made principal payments of $418 million and $52 million, respectively. The increase during the first half of 2005 for Textron Manufacturing was due to EUR 300 million of debt that matured. This debt was refinanced with EUR 300 million 3.875% notes that mature in March 2013. In the first half of 2005 and 2004, Textron Finance made principal payments of $579 million and $616 million, respectively.

Stock Repurchases

In the first half of 2005 and 2004, Textron repurchased 3,171,428 and 1,302,600 shares of common stock, respectively, under its Board authorized share repurchase programs for an aggregate cost of $239 million and $71 million, respectively.

Dividends

Textron's Board of Directors approved a quarterly dividend per common share of $0.35 in first and second quarters of 2005 compared with $.325 in first and second quarters of 2004. Dividend payments to shareholders totaled $142 million and $90 million in the first half of 2005 and 2004, respectively. The significant increase in the dividend payments in 2005 reflects the fourth quarter 2004 dividend that was paid in the first quarter of 2005, while for the corresponding prior year period, the fourth quarter dividend was paid in the fourth quarter.

31.

Capital Resources

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $4 billion. Under this registration statement, Textron Finance issued $1.1 billion of term debt and 130 million of CAD term debt during the first half of 2005. The proceeds from these issuances were used to repay short-term debt. At July 2, 2005, Textron Finance had $2.1 billion available under this registration statement. Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Manufacturing may issue public debt securities in one or more offerings up to a total maximum offering of $2.0 billion. As discussed earlier, EUR 300 million 3.875% notes were issued under this registration statement during the first half of 2005. At July 2, 2005, Textron Manufacturing had $1.6 billion available under this registration statement.

Off-Balance Sheet Arrangements

Textron Manufacturing enters into a forward contract in Textron common stock on an annual basis. The contract is intended to hedge the cash volatility of stock-based incentive compensation indexed to Textron common stock. The forward contract requires an annual cash settlement between the counter parties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. A cash payment of approximately $25 million was received in January 2005 upon the settlement of the contract held at year-end. As of July 2, 2005, the contract was for approximately 1.8 million shares with a strike price of $70.80. The market price of Textron's common stock closed at $76.40 on July 2, 2005, resulting in a receivable of $10 million.

Textron Finance sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet and the proceeds received are used to reduce the recorded debt levels. Despite the reduction in the recorded balance sheet position, Textron Finance generally retains a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. Textron Finance utilizes these off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $227 million in the first half of 2005, compared with $248 million of proceeds in the corresponding period of 2004.

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

32.

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

In connection with the disposition of Trim, certain operating leases were transferred and assigned to C&A. Textron has guaranteed C&A's payments under these operating leases and certain environmental matters up to an aggregate remaining amount of approximately $24 million. Textron is required to make payments under these guarantees upon default by C&A. In May 2005, the U.S. subsidiary of C&A filed for Chapter 11 bankruptcy protection, and in July 2005 the European subsidiaries filed a group-wide administration order in the United Kingdom, effectively reducing Textron's ability to seek recourse from C&A under the indemnity provisions of the purchase and sale agreement, should a default occur. Textron has not received any default notices related to these leases, and management believes C&A will continue to make payments. Management will continue to monitor C&A's performance and Textron's reserves related to this matter.

As disclosed under the caption "Guarantees" in Note 16 to the Consolidated Financial Statements in Textron's 2004 Annual Report on Form 10-K, Textron has issued or is party to certain other guarantees. As of July 2, 2005, there have been no material changes to these other guarantees.

Critical Accounting Policies

Goodwill

We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established with a discounted cash flow methodology using assumptions consistent with market participants, which are confirmed with market multiples where available. The determination of discounted cash flows is based on the businesses' strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are management's best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost reductions. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different, potentially resulting in an impairment charge.

During the first half of 2005, our Fastening Systems segment has experienced declining sales volumes and margins, primarily due to soft demand in the North American automotive market, a lag in the recovery of higher steel costs and temporary inefficiencies associated with the consolidation of manufacturing operations in North America related to restructuring. We will continue to evaluate business climate trends, but currently believe these conditions to be temporary and not long-term indicators of reduced future cash flows that would necessitate a re-evaluation of the fair value estimates used in our assessment of goodwill.

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

33.

2005. In April 2005, the Securities and Exchange Commission delayed the transition date for companies to the first fiscal year beginning after June 15, 2005, effectively delaying Textron's required adoption of SFAS No. 123-R until the first quarter of 2006.

Textron elected to adopt SFAS No. 123-R in the first quarter of 2005 using the modified prospective method. Under this transition method, compensation expense recognized in 2005 includes: a) compensation cost for all stock options and restricted stock granted prior to, but not yet vested as of January 1, 2005, based on the grant-date fair value estimated and recognized in accordance with the provisions of SFAS No. 123, and b) compensation cost for all stock options and restricted stock granted subsequent to January 1, 2005, and all share-based compensation awards accounted for as liabilities, based upon the measurement and recognition provisions of SFAS No. 123-R. For awards granted or modified in 2005 and prospectively, compensation costs for awards with only service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation costs for awards granted prior to 2005 are recognized using the attribution methods required under SFAS No. 123. Upon adoption, Textron re-measured its share-based compensation awards that are accounted for as liabilities at fair value. The cumulative effect of adoption upon this re-measurement resulted in an increase to net income of approximately $1 million in the first quarter of 2005, which is not considered to be material and is recorded in selling and administrative expense.

Adoption of SFAS No. 123-R resulted in recognition of stock option costs in the current period. The stock option costs are included primarily in selling and administrative expense and totaled approximately $5 million and $8 million for the three and six months ended July 2, 2005, respectively. In accordance with the modified prospective method, prior periods have not been restated. No compensation expense related to stock option grants has been recorded in the consolidated statement of operations for the three and six months ended July 3, 2004, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. For the full year, we expect to recognize share-based compensation costs related to stock options of approximately $18 million ($13 million after taxes).

As of July 2, 2005, $74 million represents the total compensation cost associated with unvested awards subject only to service conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately 2 years. As of July 2, 2005, $33 million represents the total compensation cost associated with unvested share-based compensation awards subject to performance vesting conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately 2 years.

SFAS No. 123-R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. For the first half of 2005, $9 million of these excess tax benefits have been presented as cash provided by financing activities in the consolidated statement of cash flows.

The valuation of stock options requires numerous assumptions. Textron determines the fair value of each option as of the date of grant using the Black-Scholes option-pricing model. This model requires inputs for the expected volatility of Textron's common stock price, expected life of the option, and expected dividend yield, among others. In addition, we estimate the number of options expected to eventually vest. Expected volatility estimates are based on implied volatilities from traded options on Textron common stock, historical volatilities, and other factors. Textron uses historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.

See Note 6 to the Consolidated Financial Statements for additional details.

34.

Foreign Exchange Risks

Textron's financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For the first half of 2005, the impact of foreign exchange rate changes from the first half of 2004 increased revenues by approximately $81 million (2%) and increased segment profit by approximately $6 million (2%).

Forward-looking Information: Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of work stoppages and strikes at key facilities of Textron or Textron's customers or suppliers; (e) Textron's ability to perform as anticipated and to control costs under contracts with the U.S. Government; (f) the U.S. Government's ability to unilaterally modify or terminate its contracts with Textron for the Government's convenience or for Textron's failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar Textron as a contractor eligible to receive future contract awards; (g) changes in national or international funding priorities and government policies on the export and import of military and commercial products; (h) the adequacy of cost estimates for various customer care programs including servicing warranties; (i) the ability to control costs and successful implementation of various cost reduction programs; (j) the timing of certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied or where Textron Financial offers financing; (l) changes in aircraft delivery schedules or cancellation of orders; (m) the impact of changes in tax legislation; (n) the extent to which Textron is able to pass the cost of inflation, including raw material price increases, through to customers or offset such price increases by reducing other costs; (o)Textron's ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) Textron's ability to realize full value of receivables and investments in securities; (q) the availability and cost of insurance; (r) increases in pension expenses related to lower than expected asset performance or changes in discount rates; (s) Textron Financial's ability to maintain portfolio credit quality; (t) Textron Financial's access to debt financing at competitive rates; (u) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (v) performance of acquisitions; and (w) the efficacy of research and development investments to develop new products.

35.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in Textron's exposure to market risk during the first half of 2005. For discussion of Textron's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Textron's 2004 Annual Report on Form 10-K.

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

During the second quarter of 2005, there were several changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our Bell Helicopter division implemented SAP software for its general ledger and consolidation systems, effectively modifying the way we record certain accounting transactions at the division. Bell Helicopter also transferred its accounts payable processing to a shared service center on SAP during the quarter. Concurrently, Bell Helicopter experienced personnel turnover in the financial reporting department. We believe that appropriate actions have been taken during the quarter to address the controls affected by these changes to ensure the accurate preparation of the consolidated financial statements.

In the first quarter of 2005, there was one change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On January 2, 2005, Textron engaged a third-party service provider to assume operational oversight and maintenance of its information technology infrastructure. As of July 2, 2005, there has been no material change in Textron's internal control over financial reporting related to this contract; however, the transfer of operational oversight to the third-party service provider is expected to result in material changes to Textron's internal control over financial reporting related to its information technology infrastructure later in 2005. We believe that we have taken appropriate actions to ensure that effective internal controls over financial reporting associated with the transfer will continue to be maintained during the transition period.

Other than as set forth above, there were no other changes in Textron's internal control over financial reporting during the fiscal quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

36.

PART II. OTHER INFORMATION
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Month 1 (April 3, 2005 - May 7, 2005)	47,600	$76.75	47,600	7,277,472
Month 2 (May 8, 2005 - June 4, 2005)	656,300	$76.89	656,300	6,621,172
Month 3 (June 5, 2005 - July 2, 2005)	796,100	$76.55	796,100	5,825,072
Total	1,500,000	$76.71	1,500,000

These shares were purchased, or are available, pursuant to a plan that was announced on October 21, 2004 authorizing the repurchase of up to 12 million shares of common stock. The plan has no expiration date.

37.
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Textron's annual meeting of shareholders held on April 27, 2005, the following items were voted upon:
1.	The following persons were elected to serve as directors in Class III for three year terms expiring in 2008 and received the votes listed.
Name	For	Withheld
H. Jesse Arnelle	114,207,079	5,438,745
Paul E. Gagné	111,604,811	8,041,013
Dain M. Hancock	116,011,660	3,634,164
Thomas B. Wheeler	114,535,785	5,110,039

The following directors have terms of office which continued after the meeting: Kathleen M. Bader, Lewis B. Campbell, R. Kerry Clark, Ivor J. Evans, Lawrence K. Fish, Joe T. Ford, Lord Powell of Bayswater KCMG, Brian H. Rowe.

2.	The appointment of Ernst & Young LLP as Textron's independent auditors for 2005 was ratified by the following vote:
For	Against	Abstain	Broker Non-Votes
114,732,446	3,517,962	1,395,416	0
3.	A shareholder proposal relating to Board Chair and CEO Separation was approved by the following vote:
For	Against	Abstain	Broker Non-Votes
51,229,278	48,351,484	2,022,990	18,042,072
4.	A shareholder proposal relating to Performance-Based Options was rejected by the following vote:
For	Against	Abstain	Broker Non-Votes
48,463,606	51,310,177	1,829,969	18,042,072

38.
Item 6.	EXHIBITS
	12.1	Computation of ratio of income to fixed charges of Textron Manufacturing
	12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

39.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	August 8, 2005	/s/R. L. Yates
R. L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

40.

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
12.1	Computation of ratio of income to fixed charges of Textron Manufacturing
12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350