Form 10-Q
period 2005-10-01
TEXTRON INC
filed 2005-11-07
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended October 1, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

Common stock outstanding at October 29, 2005 - 132,371,767 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (unaudited)
(Dollars in millions, except per share amounts)
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Revenues
Manufacturing revenues	$2,707	$2,420	$8,398	$7,009
Finance revenues	155	129	443	400
Total revenues	2,862	2,549	8,841	7,409
Costs, expenses and other
Cost of sales	2,209	1,975	6,853	5,729
Selling and administrative	394	340	1,152	1,004
Goodwill impairment charge	335	-	335	-
Interest expense, net	64	61	205	185
Provision for losses on finance receivables	4	14	17	48
Special charges	4	16	108	85
Total costs, expenses and other	3,010	2,406	8,670	7,051
(Loss) income from continuing operations before income taxes	(148)	143	171	358
Income taxes	(19)	(42)	(129)	(107)
(Loss) income from continuing operations	(167)	101	42	251
Discontinued operations, net of income taxes:
Results of operations	-	2	-	(11)
Gain on disposition	3	-	43	-
Net (loss) income	$(164)	$103	$85	$240
Per common share:
Basic:
(Loss) income from continuing operations	$(1.25)	$.73	$.31	$1.82
Discontinued operations, net of income taxes:
Results of operations	-	.02	-	(.08)
Gain on disposition	.02	-	.32	-
Net (loss) income	$(1.23)	$.75	$.63	$1.74
Diluted:
(Loss) income from continuing operations	$(1.25)	$.72	$.31	$1.79
Discontinued operations, net of income taxes:
Results of operations	-	.01	-	(.08)
Gain on disposition	.02	-	.31	-
Net (loss) income	$(1.23)	$.73	$.62	$1.71
Average shares outstanding (in thousands):
Basic	132,910	137,896	134,180	137,656
Diluted	132,910	140,618	137,136	140,378
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52	$1.56	$1.56
$1.40 Preferred stock, Series B	$.35	$.35	$1.05	$1.05
Common stock	$.35	$.325	$1.05	$.975

See Notes to the Consolidated Financial Statements.

3.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Consolidated Balance Sheets (unaudited)
(Dollars in millions)

	October 1, 2005	January 1, 2005
Assets
Textron Manufacturing
Cash and cash equivalents	$562	$605
Accounts receivable, less allowance for doubtful accounts of $58 and $64	1,290	1,211
Inventories	1,947	1,742
Other current assets	548	581
Assets of discontinued operations	13	29
Total current assets	4,360	4,168
Property, plant and equipment, less accumulated depreciation and amortization $2,759 and $2,652	1,841	1,922
Goodwill	1,061	1,439
Other intangible assets, net	43	44
Other assets	1,453	1,564
Total Textron Manufacturing assets	8,758	9,137
Textron Finance
Cash	39	127
Finance receivables, net	6,341	5,738
Goodwill	169	169
Other assets	594	704
Total Textron Finance assets	7,143	6,738
Total assets	$15,901	$15,875
Liabilities and Shareholders' Equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$23	$433
Accounts payable	944	719
Accrued liabilities	1,657	1,823
Total current liabilities	2,624	2,975
Accrued postretirement benefits other than pensions	556	564
Other liabilities	1,637	1,623
Long-term debt	1,673	1,358
Total Textron Manufacturing liabilities	6,490	6,520
Textron Finance
Other liabilities	471	467
Deferred income taxes	474	453
Debt	5,181	4,783
Total Textron Finance liabilities	6,126	5,703
Total liabilities	12,616	12,223
Shareholders' equity
Capital stock:
Preferred stock	10	10
Common stock	26	25
Capital surplus	1,488	1,369
Retained earnings	5,736	5,792
Accumulated other comprehensive loss	(151)	(97)
	7,109	7,099
Less cost of treasury shares	3,824	3,447
Total shareholders' equity	3,285	3,652
Total liabilities and shareholders' equity	$15,901	$15,875
Common shares outstanding (in thousands)	132,178	135,373

See Notes to the Consolidated Financial Statements.

4.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended October 1, 2005 and October 2, 2004, respectively
(In millions)

	Consolidated
	2005	2004
Cash flows from operating activities:
Income from continuing operations	$ 42	$ 251
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance, net of distributions	-	-
Depreciation	261	245
Amortization	15	11
Provision for losses on finance receivables	17	48
Special charges	108	85
Goodwill impairment	335	-
Deferred income taxes	17	25
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(121)	(5)
Inventories	(235)	(295)
Other assets	117	67
Accounts payable	227	187
Accrued liabilities	(29)	211
Captive finance receivables, net	(88)	(20)
Other operating activities, net	52	16
Net cash provided by operating activities of continuing operations	718	826
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(7,486)	(7,283)
Repaid	6,713	6,396
Proceeds from receivable and securitization sales	178	217
Capital expenditures	(223)	(198)
Net cash (used) acquired in acquisitions	(23)	6
Net proceeds from sale of businesses	(1)	3
Proceeds on sale of property, plant and equipment	6	20
Proceeds on the sale of investments	-	38
Other investing activities, net	48	99
Net cash used by investing activities of continuing operations	(788)	(702)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(203)	13
Proceeds from issuance of long-term debt	1,642	948
Principal payments and retirements of long-term debt	(1,012)	(979)
Proceeds from employee stock ownership plans	80	145
Purchases of Textron common stock	(410)	(191)
Dividends paid	(189)	(135)
Dividends paid to Textron Manufacturing	-	-
Excess tax benefits related to stock option exercises	9	-
Net cash (used) provided by financing activities of continuing operations	(83)	(199)
Effect of exchange rate changes on cash and cash equivalents	(22)	7
Net cash (used) provided by continuing operations	(175)	(68)
Net cash provided by discontinued operations	44	32
Net (decrease) increase in cash and cash equivalents	(131)	(36)
Cash and cash equivalents at beginning of period	732	838
Cash and cash equivalents at end of period	$ 601	$ 802
Supplemental schedule of non-cash investing activities:
Capital expenditures financed through capital leases	$ 3	$ 38

See Notes to the Consolidated Financial Statements.

5.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Consolidated Statements of Cash Flows (unaudited) (continued)
For the Nine Months Ended October 1, 2005 and October 2, 2004, respectively
(In millions)

	Textron Manufacturing		Textron Finance
	2005	2004	2005	2004
Cash flows from operating activities:
Income from continuing operations	$ 42	$ 251	$ 80	$ 64
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance, net of distributions	20	6	-	-
Depreciation	236	218	25	27
Amortization	6	3	9	8
Provision for losses on finance receivables	-	-	17	48
Special charges	108	85	-	-
Goodwill impairment	335	-	-	-
Deferred income taxes	(4)	(1)	21	26
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(121)	(5)	-	-
Inventories	(217)	(288)	-	-
Other assets	85	42	17	12
Accounts payable	242	187	(15)	-
Accrued liabilities	(90)	277	61	(66)
Captive finance receivables, net	-	-	-	-
Other operating activities, net	49	22	3	(6)
Net cash provided by operating activities of continuing operations	691	797	218	113
Cash flows from investing activities:
Finance receivables:
Originated or purchased	-	-	(8,062)	(7,862)
Repaid	-	-	7,149	6,870
Proceeds from receivable and securitization sales	-	-	230	302
Capital expenditures	(217)	(190)	(6)	(8)
Net cash (used) acquired in acquisitions	(23)	6	-	-
Net proceeds from sale of businesses	(1)	3	-	-
Proceeds on sale of property, plant and equipment	15	37	-	-
Proceeds on the sale of investments	-	38	-	-
Other investing activities, net	-	-	36	88
Net cash used by investing activities of continuing operations	(226)	(106)	(653)	(610)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(1)	6	(202)	7
Proceeds from issuance of long-term debt	403	-	1,239	948
Principal payments and retirements of long-term debt	(420)	(355)	(592)	(624)
Proceeds from employee stock ownership plans	80	145	-	-
Purchases of Textron common stock	(410)	(191)	-	-
Dividends paid	(189)	(135)	-	-
Dividends paid to Textron Manufacturing	-	-	(100)	(70)
Excess tax benefits related to stock option exercises	9	-	-	-
Net cash (used) provided by financing activities of continuing operations	(528)	(530)	345	261
Effect of exchange rate changes on cash and cash equivalents	(24)	5	2	2
Net cash (used) provided by continuing operations	(87)	166	(88)	(234)
Net cash provided by discontinued operations	44	32	-	-
Net (decrease) increase in cash and cash equivalents	(43)	198	(88)	(234)
Cash and cash equivalents at beginning of period	605	481	127	357
Cash and cash equivalents at end of period	$ 562	$ 679	$ 39	$ 123
Supplemental schedule of non-cash investing activities:
Capital expenditures financed through capital leases	$ 3	$ 38	$ -	$ -

Textron is segregated into two borrowing groups, Textron Manufacturing and Textron Finance, as described in Note 1 to the Consolidated Financial Statements. All significant transactions between Textron Manufacturing and Textron Finance have been eliminated from the "Consolidated" column provided on page 4 .

6.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Notes to the Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

The consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended January 1, 2005. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of Textron's consolidated financial position at October 1, 2005, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Textron's financings are conducted through two borrowing groups: Textron Manufacturing and Textron Finance. This framework is designed to enhance Textron's borrowing power by separating the Finance segment. Textron Manufacturing consists of Textron Inc., the parent company, consolidated with the entities that operate in the Bell, Cessna, Fastening Systems and Industrial business segments. Textron Manufacturing's cash flows include dividends received from Textron Finance, but exclude its pre-tax income. Textron Finance consists of Textron's wholly owned commercial finance subsidiary, Textron Financial Corporation, consolidated with its subsidiaries, which are the entities through which Textron operates its Finance segment. Textron Finance obtains financing for its operations by borrowing from its own group of external creditors. All significant intercompany transactions are eliminated, including retail and wholesale financing activities for inventory sold by Textron Manufacturing that is financed by Textron Finance.

During the fourth quarter of 2004, Textron reached a final decision to sell the remainder of its InteSys operations, and as a result, financial results of this business, net of income taxes, are reported as discontinued operations. Textron sold the remainder of the InteSys business in February 2005, and recorded an after-tax net gain of approximately $43 million in the first nine months of 2005.

Reclassifications

A portion of Textron Finance's business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing's Bell, Cessna and Industrial segments. The cash flows related to these captive financing activities are reflected as operating activities (by Textron Manufacturing) and as investing activities (by Textron Finance) based on each group's operations. Historically, Textron's consolidated statement of cash flows has presented a combination of the cash flows of both borrowing groups with no elimination of the captive financing activity. Based on recent views expressed by the staff of the Securities and Exchange Commission about this industry-wide practice followed by companies with captive finance companies, in the fourth quarter of 2004, management elected to change the consolidated classification of these cash flows. Accordingly, the captive financing transactions have been eliminated, and cash from customers and securitizations is recognized in operating activities within the consolidated statement of cash flows when received. Prior period amounts reported in the consolidated statement of cash flows have been reclassified to conform with this presentation; however, the separate cash flow presentation of Textron Manufacturing is unchanged.

The impact of the reclassification of these cash flows from continuing operations between investing and operating activities, on a consolidated basis, for the nine months ended October 2, 2004 is as follows:

(In millions)	As Reported	As Reclassified
Net cash provided by operating activities	$ 840	$ 826
Net cash used by investing activities	$(716)	$(702)

7.

Note 2: Inventories
(In millions)	October 1, 2005	January 1, 2005
Finished goods	$683	$643
Work in process	1,440	1,206
Raw materials	230	231
	2,353	2,080
Less progress/milestone payments	406	338
	$1,947	$1,742

Note 3: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment are summarized below:
(In millions)	January 1, 2005	Foreign Currency Translation	Acquisitions	Impairments	Other	October 1, 2005
Bell	$ 101	$ -	$ 1	$ -	$ -	$ 102
Cessna	322	-	-	-	-	322
Fastening Systems	437	(21)	-	(335)	(1)	80
Industrial	579	(19)	3	-	(6)	557
Finance	169	-	-	-	-	169
Total	$1,608	$(40)	$ 4	$(335)	$(7)	$1,230

In the first half of 2005, the Fastening Systems segment experienced declining sales volumes and profits. Volumes were down due to soft demand in the automotive market and operating difficulties. Profits were down due to the lower volumes, a lag in the ability to recover higher steel costs and inefficiencies associated with the consolidation of manufacturing operations in North America. Due to the continuation of these conditions, further softening of demand in the North American automotive market, and an expected decline in the European automotive market, Textron's Management Committee initiated a special review at the end of August to consider strategic alternatives for the segment, including the potential sale of all or portions of its operations.

On September 6, 2005, Textron's Board of Directors approved management's recommendation to explore strategic alternatives for the Fastening Systems segment. Based on the approval of this recommendation and the likelihood of execution, it was determined that an impairment indicator existed for the Fastening Systems segment's long-lived assets. In its assessment of the potential impairment of goodwill, management estimated the fair value of the Fastening Systems segment using a combination of internal and independent third-party valuations. This fair value was then compared to the carrying value of the segment. As the carrying value of the segment exceeded its fair value, management then measured the amount of goodwill impairment loss. The excess of the fair value of the segment over the fair value amounts assigned to its assets and liabilities represents the implied fair value of goodwill. The carrying value of the segment's goodwill exceeded the implied fair value of that goodwill, resulting in an impairment charge of $335 million that was recorded in the third quarter of 2005. This impairment charge has been recorded in Fastening Systems' segment loss.

8.

All of Textron's acquired intangible assets are subject to amortization and are composed of the following as of October 1, 2005:
(Dollars in millions)	Weighted Average Amortization Period (In years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	20	$29	$6	$23
License	15	10	-	10
Patents	8	12	8	4
Other	5	15	9	6
		$66	$23	$43

Amortization expense for the three and nine months ended October 1, 2005 totaled $2 million and $4 million, respectively, and is expected to be approximately $1 million in the fourth quarter of 2005. Amortization expense for the three and nine months ended October 2, 2004 totaled $1 million and $4 million, respectively.

Note 4: Accumulated Other Comprehensive Loss and Comprehensive (Loss) Income

The components of accumulated other comprehensive loss, net of related taxes, are as follows:
	Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004
Beginning of period	$ (97)	$ (64)
Currency translation adjustment	(57)	3
Net deferred (loss) gain on hedge contracts	(1)	3
Net unrealized loss on marketable equity securities	-	(4)
Net deferred gain (loss) on interest-only securities	4	(3)
Other comprehensive loss	(54)	(1)
End of period	$(151)	$ (65)

Other comprehensive loss includes a net income tax expense of $13 million and $4 million for the nine months ended October 1, 2005 and October 2, 2004, respectively.

Comprehensive (loss) income is summarized below:
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net (loss) income	$(164)	$103	$85	$240
Other comprehensive income (loss)	22	34	(54)	(1)
Comprehensive (loss) income	$(142)	$137	$31	$239

9.

Note 5: Earnings per Share

For the three months ended October 1, 2005, the diluted earnings per share base excludes potential common shares (convertible preferred shares and stock options) due to their antidilutive effect resulting from the net loss. For the nine months ended October 1, 2005, the dilutive effect of convertible preferred shares and stock options was approximately 2,956,000. For both the three- and nine-month periods ended October 2, 2004, the dilutive effect of convertible preferred shares and stock options was approximately 2,722,000. The (loss) income available to common shareholders that was used to calculate both basic and diluted earnings per share approximated net (loss) income for both periods.

Note 6: Share-Based Compensation

Summary of Share-Based Compensation Plans

Textron's 1999 Long-Term Incentive Plan (the "Plan") authorizes awards to key employees of Textron in the form of options to purchase Textron shares and restricted stock. Options to purchase Textron shares have a maximum term of ten years, and beginning with 2004 grants, vest ratably over a three-year period. Grants awarded prior to 2004 vested ratably over two years. Restricted stock grants vest one-third each in the third, fourth and fifth year following the grant. The maximum number of shares authorized under the Plan include 17.5 million options to purchase Textron shares and two million shares of restricted stock. Textron also provides share-based compensation awards payable in cash, including retention awards to certain executives and performance share units. Payouts under performance share units vary based on certain performance criteria measured over a three-year period. The performance share units vest at the end of three years.

The Deferred Income Plan for Textron Key Executives (the "DIP") provides participants the opportunity to voluntarily defer up to 25% of their base salary and up to 100% of annual and long-term incentive compensation and other compensation. Elective deferrals may be put into either a stock unit account or an interest bearing account. Textron generally contributes a 10% premium on amounts deferred into the stock unit account. Executives that are eligible to participate in the DIP that have not achieved and/or maintained the required minimum stock ownership level are required to defer annual incentive compensation in excess of 100% of the executive's annual target into a deferred stock unit account and are not entitled to the 10% premium contribution on the amount deferred. Participants cannot move amounts between the two accounts while actively employed by Textron, and cannot receive distributions until termination of employment.

Change in Accounting for Share-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123-R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS No. 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the transition date for companies to the first fiscal year beginning after June 15, 2005, effectively delaying Textron's required adoption of SFAS No. 123-R until the first quarter of 2006.

Prior to the first quarter of 2005, Textron accounted for share-based payments, including stock options issued under its Plan, using the intrinsic value method of APB No. 25.

Textron elected to adopt SFAS No. 123-R in the first quarter of 2005 using the modified prospective method. Under this transition method, compensation expense recognized in 2005 includes: a) compensation cost for all stock options and restricted stock granted prior to, but not yet vested as of January 1, 2005, based on the grant-date fair value estimated and recognized in accordance with the provisions of SFAS No. 123, and b) compensation cost for all stock options and restricted stock granted subsequent to January 1, 2005, and all share-based compensation awards accounted for as

10.

liabilities, based upon the measurement and recognition provisions of SFAS No. 123-R. For awards granted or modified in 2005 and prospectively, compensation costs for awards with only service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation costs for awards granted prior to 2005 are recognized using the attribution methods required under SFAS No. 123. Upon adoption, Textron re-measured its share-based compensation awards that are accounted for as liabilities at fair value. The cumulative effect of adoption upon this re-measurement resulted in an increase to net income of approximately $1 million in the first quarter of 2005, which is not considered to be material and is recorded in selling and administrative expense. SFAS No. 123-R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. For the first nine months of 2005, $9 million of these excess tax benefits have been presented as cash provided by financing activities in the consolidated statement of cash flows.

The compensation expense that has been recorded in income for Textron's share-based compensation plans is as follows:
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Compensation expense, net of hedge income or expense	$11	$8	$40	$22
Income tax benefit	(2)	(3)	(13)	(8)
Net compensation cost	$9	$5	$27	$14

Share-based compensation costs have been reflected primarily in selling and administrative expenses.  For 2005, the expense includes attribution of the fair value of options issued, as well as the portion of previously granted options for which the requisite service was rendered, totaling approximately $5 million and $13 million for the three and nine months ended October 1, 2005, respectively.

The net impact of the adoption is as follows:

	Three Months Ended October 1, 2005		Nine Months Ended October 1, 2005
(In millions, except per share data)	Upon Adoption of SFAS No. 123-R	If SFAS No. 123-R had not been adopted	Upon Adoption of SFAS No. 123-R	If SFAS No. 123-R had not been adopted

(Loss) income from continuing operations before income taxes	$ (148)	$ (143)	$171	$183
Net (loss) income	$ (164)	$ (161)	$ 85	$ 93
Basic earnings per share	$(1.23)	$(1.21)	$.63	$.69
Diluted earnings per share	$(1.23)	$(1.21)	$.62	$.68

Impact of SFAS No. 123-R Adoption on Prior Periods

No compensation expense related to stock option grants has been recorded in the consolidated statement of operations for the three and nine months ended October 2, 2004, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Results for prior periods have not been restated.

11.

The following table illustrates the effect on net income and earnings per share if Textron had applied the fair-value recognition provisions required by SFAS No. 123-R at the beginning of fiscal 2004:
	Three Months Ended	Nine Months Ended
(In millions, except per share data)	October 2, 2004	October 2, 2004
Net income, as reported	$103	$ 240
Add back: Share-based employee compensation expense included in reported net income*	5	14
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards*	(6)	(20)
Pro forma net income	$102	$ 234
Income per share:
Basic - as reported	$.75	$1.74
Basic - pro forma	$.74	$1.70
Diluted - as reported	$.73	$1.71
Diluted - pro forma	$.73	$1.67

* Net of related taxes and hedge income or expense

Stock Options

The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. The weighted-average fair value of options granted per share was $18 and $16 for the three months ended October 1, 2005 and October 2, 2004, respectively, and $20 and $14 for the nine months ended October 1, 2005 and October 2, 2004, respectively. The fair values of options granted are estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on Textron common stock, historical volatilities and other factors. Textron uses historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.

The weighted-average assumptions used in Textron's Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Dividend yield	2%	2%	2%	2%
Expected volatility	25%	34%	25%	37%
Risk-free interest rate	4%	3%	4%	3%
Expected lives (In years)	6.0	3.7	6.0	3.7

The following table summarizes information related to stock option activity for the respective periods:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Intrinsic value of options exercised	$ 9	$27	$45	$ 60
Cash received from option exercises	$12	$53	$80	$145
Actual tax benefit realized for tax deductions from option exercises	$ -	$ 9	$11	$ 19

12.

Stock option activity under the Plan during the nine months ended October 1, 2005 is as follows:

	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of year	9,261	$52.05
Granted	1,206	76.00
Exercised	(1,631)	48.59
Canceled, expired or forfeited	(180)	59.78
Outstanding at end of quarter	8,656	$55.88	6.11	$137
Exercisable at end of quarter	6,713	$52.21	5.29	$131

Restricted Stock

The fair value of restricted stock is based on the trading price of Textron common stock on the date of grant, less required adjustments to reflect the fair value of the award as dividends are not paid or accrued until the restricted stock vests. The weighted-average grant-date fair value of restricted stock granted in the three months ended October 1, 2005 and October 2, 2004 was approximately $71 and $63 per share, respectively. The weighted-average grant-date fair value of restricted stock granted in the nine months ended October 1, 2005 and October 2, 2004 was approximately $71 and $56 per share, respectively.

Restricted stock activity under the Plan during the nine months ended October 1, 2005 is as follows:
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at beginning of year, nonvested	867	$49.44
Granted	349	71.14
Vested	(5)	39.63
Forfeited	(56)	51.58
Outstanding at end of quarter, nonvested	1,155	$55.93

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

13.

Share-Based Compensation Awards

The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Subject only to service conditions:
Value of shares, options or units vested	$ 6	$ 6	$19	$33
Intrinsic value of cash awards paid	$ 2	$ 1	$ 9	$ 7
Subject to performance vesting conditions:
Value of units vested	$ -	$ -	$ -	$ -
Intrinsic value of cash awards paid	$ -	$ -	$25	$11
Intrinsic value of amounts paid under DIP	$13	$ 2	$15	$ 5

As of October 1, 2005, $66 million represents the total compensation cost associated with unvested awards subject only to service conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately two years. As of October 1, 2005, $26 million represents the total compensation cost associated with unvested share-based compensation awards subject to performance vesting conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately two years.

Note 7: Pension Benefits and Postretirement Benefits Other Than Pensions

The components of net periodic benefit cost for the three months ended October 1, 2005 and October 2, 2004 are as follows:
(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2005	2004	2005	2004
Service cost	$ 34	$ 28	$ 3	$ 2
Interest cost	75	76	10	10
Expected return on plan assets	(104)	(108)	-	-
Transition obligation	1	-	-	-
Amortization of prior service cost	5	5	(2)	(3)
Amortization of net loss	9	2	4	1
Net periodic benefit cost	$ 20	$ 3	$ 15	$ 10

14.

The components of net periodic benefit cost for the nine months ended October 1, 2005 and October 2, 2004 are as follows:
(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2005	2004	2005	2004
Service cost	$ 103	$ 86	$ 8	$ 6
Interest cost	228	220	29	30
Expected return on plan assets	(312)	(322)	-	-
Transition obligation	1	-	-	-
Amortization of prior service cost	17	13	(5)	(7)
Amortization of net loss	27	6	10	7
Net periodic benefit cost	$ 64	$ 3	$ 42	$ 36

For the full year 2005, Textron expects to contribute approximately $22 million into its qualified pension plans.

Note 8: Special Charges

Special charges are summarized below for the applicable segments:
	Restructuring Expenses					C&A
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Impairments	Other Associated Costs	Total	Investment Impairments (Gain)	Total Special Charges
Three Months Ended October 1, 2005
Bell	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Fastening Systems	-	-	-	2	2	-	2
Industrial	-	-	-	2	2	-	2
Corporate	-	-	-	-	-	-	-
	$ -	$ -	$ -	$ 4	$ 4	$ -	$ 4
Three Months Ended October 2, 2004
Bell	$ -	$ -	$(1)	$ -	$(1)	$ -	$ (1)
Fastening Systems	2	4	1	6	13	-	13
Industrial	3	-	(1)	2	4	-	4
Corporate	-	-	-	-	-	-	-
	$ 5	$ 4	$(1)	$ 8	$16	$ -	$ 16
Nine Months Ended October 1, 2005
Bell	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Fastening Systems	1	2	1	7	11	-	11
Industrial	2	-	-	4	6	-	6
Corporate	-	-	-	-	-	91	91
	$ 3	$ 2	$ 1	$11	$17	$ 91	$108
Nine Months Ended October 2, 2004
Bell	$ -	$ -	$(1)	$ -	$(1)	$ -	$ (1)
Fastening Systems	26	4	3	14	47	-	47
Industrial	12	36	(2)	5	51	-	51
Corporate	-	-	-	-	-	(12)	(12)
	$38	$40	$ -	$19	$97	$(12)	$ 85

15.

By the end of 2004, Textron had substantially completed its company-wide restructuring program to improve returns at core businesses and to complete the integration of certain acquisitions. Textron approved and committed to a restructuring program in the fourth quarter of 2000, and the program was expanded in 2001 and in 2002, as part of Textron's strategic effort to improve operating efficiencies. Textron's restructuring program has included corporate and segment direct and indirect workforce reductions, consolidation of facilities, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and streamlining of sales and administrative overhead. Since the program was first announced, Textron has reduced its workforce by approximately 11,000 employees from continuing operations, representing approximately 20% of its global workforce, and has closed 112 facilities.

The total cost of this restructuring program for continuing operations is expected to be approximately $540 million, including $11 million related to the divested Automotive Trim business ("Trim"). As of October 1, 2005, total program costs incurred of $536 million include $271 million in severance costs, $99 million in asset impairment charges (net of gains on the sale of fixed assets), $56 million in contract termination costs and $110 million in other associated costs. Total program costs incurred for continuing operations through October 1, 2005 include $230 million in the Fastening Systems segment, $219 million in the Industrial Segment, $38 million in the Cessna segment, $29 million in the Bell segment, $9 million in the Finance segment and $11 million at Corporate.

An analysis of the restructuring program and related reserve account is summarized below:
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Impairments	Other Associated Costs	Total
Balance at January 1, 2005	$ 31	$ 43	$ -	$ -	$74
Additions	3	2	1	11	17
Non-cash utilization	-	-	(1)	-	(1)
Cash paid	(19)	(8)	-	(11)	(38)
Balance at October 1, 2005	$ 15	$ 37	$ -	$ -	$52

The specific restructuring measures and associated estimated costs are based on Textron's best judgment under prevailing circumstances. Textron believes that the restructuring reserve balance of $52 million is adequate to cover the costs presently accruable and anticipates that actions related to these liabilities will be substantially completed within a twelve-month period.

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

16.

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

During 2002, the Lycoming aircraft engine business, in conjunction with the U.S. Federal Aviation Administration ("FAA"), recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a former third-party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program has been completed. Textron has continued to monitor the performance of the crankshafts previously supplied by the former supplier to ensure their continued suitability for their intended use and to ensure that the existing reserves are adequate to cover the costs directly related to potential crankshafts issues that may not specifically be a part of the prior recall program. On July 11, 2005, Lycoming issued a service bulletin covering certain non-turbocharged aircraft engines to replace crankshafts manufactured by the former supplier with new FAA-certified crankshafts. The service bulletin covers approximately 1,100 crankshafts and requires the affected crankshafts to be replaced within the earlier of the next 50 hours of operation or six months. An additional $5 million was accrued in the second quarter of 2005 to increase existing reserves. As of October 1, 2005, reserves to cover costs directly related to potential crankshaft issues, including but not limited to replacement cost under the new service bulletin, totaled $14 million.

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

In the second quarter of 2005, Bell Helicopter entered into two separate risk-sharing arrangements with Canadian governmental organizations. These arrangements, which currently include the 429 aircraft and may potentially include future aircraft in the Modular Affordable Product Line, each require cash contributions of up to CAD 115 million from the participants, based on a percentage of qualifying research and development costs incurred.

Each of the participants under these arrangements is entitled to payments from Bell Helicopter, with the commercial participants also entitled to discounts, based on future sales of the 429 aircraft. In addition, there are certain requirements related to production of future 429 aircraft in Canada and one of the commercial participants is entitled to perform certain

17.

manufacturing functions for the 429 aircraft. Based on the development activities completed and costs incurred in the current and prior periods through October 1, 2005, $25 million has been recorded in income related to these arrangements.

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

In connection with the disposition of Trim, certain operating leases were transferred and assigned to C&A. Textron has guaranteed C&A's payments under these operating leases and an environmental matter up to an aggregate remaining amount of approximately $24 million. Textron has an indemnification agreement with C&A for Textron's guarantee to a third party related to a specific environmental matter. In May 2005, the U.S. subsidiary of C&A filed for Chapter 11 bankruptcy protection, and in July 2005 the European subsidiaries filed a group-wide administration order in the United Kingdom, effectively reducing Textron's ability to seek recourse from C&A under the indemnity provisions of the purchase and sale agreement, should a default occur. In the third quarter of 2005, Textron received a demand notice from the third party related to the specific environmental matter. Textron will seek indemnification from C&A for any amounts it is required to pay for this matter and believes its reserves are adequate based on management's best estimate of Textron's exposure. Textron is required to make payments under the other guarantees upon default by C&A. Textron has not received any significant default notices related to the leases, and management believes C&A will continue to make payments. Management will continue to monitor C&A's performance and Textron's reserves related to these matters.

As disclosed under the caption "Guarantees" in Note 16 to the Consolidated Financial Statements in Textron's 2004 Annual Report on Form 10-K, Textron has issued or is party to certain other guarantees. As of October 1, 2005, there have been no material changes to these other guarantees.

18.

Note 11:     Segment Information

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

A summary of continuing operations by segment is provided below:
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
REVENUES
MANUFACTURING:
Bell	$674	$570	$2,076	$1,664
Cessna	890	699	2,513	1,617
Fastening Systems	457	454	1,499	1,445
Industrial	686	697	2,310	2,283
	2,707	2,420	8,398	7,009
FINANCE	155	129	443	400
Total revenues	$2,862	$2,549	$8,841	$7,409
SEGMENT (LOSS) PROFIT
MANUFACTURING:
Bell	$89	$59	$247	$182
Cessna	117	82	325	148
Fastening Systems	(346)	1	(341)	45
Industrial	21	42	134	147
	(119)	184	365	522
FINANCE	43	28	120	95
Segment (loss) profit	(76)	212	485	617
Special charges	(4)	(16)	(108)	(85)
Segment operating (loss) income	(80)	196	377	532
Corporate expenses and other, net	(45)	(30)	(136)	(101)
Interest expense, net	(23)	(23)	(70)	(73)
(Loss) income from continuing operations before income taxes	$(148)	$143	$171	$358

19.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have experienced strong revenue growth and order intake in the aircraft and defense businesses through the first nine months of 2005. Backlog in the aircraft businesses increased to approximately $8.9 billion due to innovative new product offerings and continued economic improvements. In addition, our Finance segment experienced significant improvement in portfolio credit quality with lower charge-offs and delinquencies and a decrease in nonperforming assets.

Through the first nine months of 2005, the increased sales volume and higher pricing have enabled us to overcome inflation of $278 million (including a $98 million increase in steel costs and $24 million related to increases in oil prices) and higher pension costs of $61 million. During the third quarter of 2005, Hurricane Katrina temporarily shut down production at our facilities in Louisiana resulting in out-of-pocket costs, net of estimated insurance proceeds, of $10 million and missed deliveries with estimated profits of $7 million.

The North American automotive industry has experienced a considerable downturn in 2005 as evidenced by several bankruptcies and credit rating downgrades of certain large automotive companies. We believe this decline has negatively impacted our Fastening Systems and Industrial segments, and that a further decline in this industry could continue to adversely impact certain businesses within these segments.

Goodwill Impairment Charge

During the third quarter of 2005, we recorded $341 million in charges at our Fastening Systems segment, which included $335 million for goodwill impairment and $6 million in long-lived asset impairment charges and exit costs associated with one North American facility. Our Fastening Systems segment experienced declining sales volumes and profits in the first half of 2005. Volumes were down due to soft demand in the automotive market and operating difficulties. Profits were down due to the lower volumes, a lag in the ability to recover higher steel costs and inefficiencies associated with the consolidation of manufacturing operations in North America. Due to the continuation of these conditions, further softening of demand in the North American automotive market, and an expected decline in the European automotive market, Textron's Management Committee initiated a special review at the end of August to consider strategic alternatives for the segment, including the potential sale of all or portions of its operations.

On September 6, 2005, Textron's Board of Directors approved management's recommendation to explore strategic alternatives for the Fastening Systems segment. Based on the approval of this recommendation and the likelihood of execution, it was determined that an impairment indicator existed for the Fastening Systems segment's long-lived assets. In its assessment of the potential impairment of goodwill, management estimated the fair value of the Fastening Systems segment using a combination of internal and independent third-party valuations. This fair value was then compared to the carrying value of the segment. As the carrying value of the segment exceeded its fair value, management then measured the amount of goodwill impairment loss. The excess of the fair value of the segment over the fair value amounts assigned to its assets and liabilities represents the implied fair value of goodwill. The carrying value of the segment's goodwill exceeded the implied fair value of that goodwill, resulting in an impairment charge of $335 million that was recorded in the third quarter of 2005. This impairment charge has been recorded in Fastening Systems' segment loss. See Critical Accounting Policies section on pages 32 and 33 regarding the estimates used in arriving at this charge.

20.

Consolidated Results of Continuing Operations
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Revenue	$2,862	$2,549	$8,841	$7,409
Segment (loss) profit	(76)	212	485	617

Revenues

Revenues increased $313 million in the third quarter of 2005, compared with 2004, primarily due to higher manufacturing volume of $204 million, higher pricing of $58 million, a benefit from the US Helicopter acquisition of $15 million and favorable foreign exchange of $8 million. In addition, the Finance segment's revenues increased $26 million primarily related to the higher interest rate environment and higher average finance receivables.

Revenues increased $1.4 billion in the first nine months of 2005, compared with 2004, primarily due to higher manufacturing volume of $1.0 billion, higher pricing of $185 million, favorable foreign exchange of $89 million and additional revenue of $93 million related to the CitationShares and US Helicopter acquisitions. In addition, the Finance segment's revenues increased by $43 million primarily related to the higher interest rate environment and higher average finance receivables, partially offset by $15 million in lower prepayment and securitization gains.

Segment Profit

Segment profit decreased $288 million in the third quarter of 2005, compared with 2004, largely due to the goodwill impairment charge of $335 million recorded in the Fastening Systems segment. Excluding this charge, segment profit increased $47 million as a result of higher net sales volume of $60 million, mainly in the commercial jet and U.S. Government businesses, and higher pricing of $52 million, partially offset by inflation of $85 million.

Segment profit decreased $132 million in the first nine months of 2005, compared with 2004, largely due to the goodwill impairment charge of $335 million recorded in the Fastening Systems segment. Excluding this charge, segment profit increased $203 million mainly due to the $276 million impact of higher net sales volume, primarily in the commercial aircraft businesses, and higher pricing of $170 million, partially offset by inflation of $278 million.

Corporate Expenses and Other, net

Corporate expenses and other, net increased $15 million in the third quarter of 2005, compared with 2004, primarily due to $5 million for higher pension and compensation costs, a $4 million charge for environmental matters related to divested businesses, $2 million for corporate initiatives and $2 million for the corporate portion of share-based compensation expense recorded under a newly adopted accounting standard (see Recently Announced Accounting Pronouncements on pages 33 and 34).

Corporate expenses and other, net increased $35 million in the first nine months of 2005, compared with 2004, primarily due to $11 million for higher pension and compensation costs, $10 million for corporate initiatives, $5 million for the corporate portion of share-based compensation expense recorded under a newly adopted accounting standard and a $4 million charge for environmental matters related to divested businesses.

21.

Special Charges

Special charges are summarized below:
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Restructuring	$ 4	$ 16	$ 17	$ 97
Gain on sale of C&A common stock	-	-	-	(12)
C&A investment impairments	-	-	91	-
Total special charges	$ 4	$ 16	$ 108	$ 85

Restructuring Program

By the end of 2004, Textron had substantially completed its company-wide restructuring program to improve returns at core businesses and to complete the integration of certain acquisitions. Textron approved and committed to a restructuring program in the fourth quarter of 2000, and the program was expanded in 2001 and in 2002, as part of Textron's strategic effort to improve operating efficiencies. Textron's restructuring program has included corporate and segment direct and indirect workforce reductions, consolidation of facilities, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and streamlining of sales and administrative overhead. Since the program was first announced, Textron has reduced its workforce by approximately 11,000 employees from continuing operations, representing approximately 20% of its global workforce, and has closed 112 facilities.

The total cost of this restructuring program for continuing operations is expected to be approximately $540 million, including $11 million related to the divested Automotive Trim business ("Trim"). As of October 1, 2005, total program costs incurred of $536 million include $271 million in severance costs, $99 million in asset impairment charges (net of gains on the sale of fixed assets), $56 million in contract termination costs and $110 million in other associated costs. Total program costs incurred for continuing operations through October 1, 2005 include $230 million in the Fastening Systems segment, $219 million in the Industrial Segment, $38 million in the Cessna segment, $29 million in the Bell segment, $9 million in the Finance segment and $11 million at Corporate.

C&A Investment Impairments and Gain

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

22.

Share-Based Compensation

During the first quarter of 2005, Textron elected to adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payments" ("SFAS No. 123-R"), using the modified prospective method. The adoption resulted in recognition of share-based compensation expense related primarily to the expensing of stock options of approximately $5 million and $12 million for the three and nine months ended October 1, 2005, respectively, including the net impact of the cumulative effect of adoption of approximately $1 million in the first quarter. For the full year, we expect to recognize share-based compensation expense related to stock options of approximately $18 million ($13 million after taxes).

Income Taxes

A reconciliation of the federal statutory income tax (benefit) rate to the effective income tax rate from continuing operations is provided below:
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Federal statutory income tax (benefit) rate	(35.0%)	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.9	1.8	2.6	1.8
Goodwill impairment	52.1	-	45.1	-
C&A impairment valuation allowance	-	-	15.7	-
Special foreign dividend	(2.2)	-	(0.8)	-
Foreign tax rate differential	(5.0)	(4.5)	(12.9)	(4.5)
ESOP dividends	(1.3)	(1.6)	(3.4)	(1.6)
Export sales benefit	(1.4)	(1.1)	(3.6)	(1.1)
Other, net	3.7	(0.2)	(2.3)	0.3
Effective income tax rate	12.8%	29.4%	75.4%	29.9%

The effective income tax rate from continuing operations is expected to be in the range of 29% to 30% in the fourth quarter of 2005.

On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law and includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. In the first quarter of 2005, Textron repatriated approximately $200 million in cash from foreign subsidiaries, for which the related tax expense of $11 million was recognized in the fourth quarter of 2004. Textron intends to repatriate approximately $260 million in additional cash from foreign subsidiaries in the fourth quarter of 2005, and has recognized a related tax benefit of approximately $1 million in the nine months ended October 1, 2005. The tax provision related to dividend repatriation may be reduced or increased in the fourth quarter due to changes in key assumptions such as applicable law or business conditions.

Discontinued Operations

In February 2005, Textron sold the remainder of its InteSys business, which was classified as discontinued operations during the fourth quarter of 2004. In connection with the transaction, Textron recorded an after-tax net gain of approximately $43 million in the first nine months of 2005.

23.

Outlook

We expect continued strength in the commercial aircraft, military and finance businesses to help offset the effects of Hurricane Katrina and softness in the automotive markets. At Bell, we expect an annual revenue increase in 2005 over 2004 primarily related to higher V-22 revenue from new production releases (recorded as units are delivered), which is expected to more than offset lower engineering- and development-based revenues (recorded as costs are incurred). At Cessna, we expect an increase in 2005 annual revenue over 2004 due to higher sales across most product lines. Overall segment profit and margins for the year are expected to increase over 2004 as we continue to leverage our transformation initiatives.
Segment Analysis
Bell
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Revenue	$674	$570	$2,076	$1,664
Segment profit	89	59	247	182

Bell Revenues

The Bell segment's revenues increased $104 million in the third quarter of 2005, compared with 2004, due to higher revenue of $89 million in the U.S. Government business and $15 million in the commercial business. The increase in U.S. Government revenue was primarily due to higher V-22 revenue of $55 million, reflecting the delivery of two Lot 7 aircraft, higher volume of armored security vehicles of $19 million and the benefit of $15 million from the second quarter acquisition of US Helicopter, partially offset by lower air-launched weapon volume of $17 million. Commercial revenues increased primarily due to higher international military sales of $14 million reflecting additional deliveries of armored security vehicles and higher spares volume of $8 million.

The Bell segment's revenues increased $412 million in the first nine months of 2005, compared with 2004, due to higher revenue of $269 million in the U.S. Government business and $143 million in the commercial business. The increase in U.S. Government revenue was primarily due to higher V-22 revenue of $144 million, higher volume of armored security vehicles of $39 million, higher air-launched weapons volume of $23 million, the benefit of $15 million from the US Helicopter acquisition and increased demand for spares of $14 million. The higher V-22 revenue reflects the delivery of eight Lot 7 aircraft (recorded as units are delivered). Commercial revenues increased primarily due to higher international military sales of $56 million (largely due to higher volume of armored security vehicles and model 412 deliveries), higher new aircraft sales of $44 million and higher spares volume of $31 million.

Bell Segment Profit

Segment profit increased $30 million in the third quarter of 2005, compared with 2004 due to higher profit of $28 million in the commercial business and higher profit of $2 million in the U.S. Government business. Commercial profit increased primarily due to a $13 million impact upon the resolution of uncertainties and receipt of cash related to a prior year collaborative research and development sharing agreement, $12 million in increased spares profit and $4 million in higher international military sales volume, partially offset by $9 million of increased selling and administrative expense primarily due to higher pension expense of $5 million. An increase in gross engineering expense of $7 million was substantially offset by $5 million in income from risk-sharing partners. The increased profit in the U.S. Government business was largely due to higher V-22 profit of $7 million,

24.

primarily related to two Lot 7 deliveries, and higher volume from armored security vehicles of $4 million. These increases were substantially offset by $10 million of costs associated with Hurricane Katrina.

Segment profit increased $65 million in the first nine months of 2005, compared with 2004, due to higher profit of $50 million in the commercial business and $15 million in the U.S. Government business. Commercial profit increased primarily due to the $38 million impact of higher international military sales volume, $26 million of higher spares volume and a $13 million impact upon the resolution of uncertainties and receipt of cash related to a prior year collaborative research and development sharing agreement, partially offset by $28 million of higher selling and administrative expense, primarily due to higher pension expense of $13 million. In addition, commercial profit reflected a $3 million increase in net engineering expense, as gross engineering expenses were largely offset by $25 million recorded in income related to risk-sharing agreements with new co-development partners, as discussed in Note 9 to the consolidated financial statements. Bell continues to invest in research and development and expects gross spending to increase in 2005, while it continues to realize benefits from existing risk-sharing agreements with its co-development partners.

For the first nine months of 2005, segment profit in the U.S. Government business increased $15 million primarily due to higher V-22 profit of $11 million largely due to the delivery of eight Lot 7 aircraft, higher profit of $9 million from air-launched weapons, higher profit on spares of $7 million and higher volume of armored security vehicles of $6 million. These increases were partially offset by $10 million of costs associated with Hurricane Katrina.

On July 11, 2005, Lycoming issued a service bulletin covering certain non-turbocharged aircraft engines to replace crankshafts manufactured by a former third-party supplier with new FAA-certified crankshafts. The service bulletin covers approximately 1,100 crankshafts and requires the affected crankshafts to be replaced within the earlier of the next 50 hours of operation or six months. As of October 1, 2005, reserves to cover costs directly related to potential crankshaft issues, including but not limited to the replacement cost under the new service bulletin, totaled $14 million. See Note 9 to the consolidated financial statements for additional information.

Backlog at Bell Helicopter was $2.9 billion at the end of the third quarter, essentially flat with year-end 2004.
Cessna
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Revenue	$890	$699	$2,513	$1,617
Segment profit	117	82	325	148

Cessna Revenues

The Cessna segment's revenues increased $191 million in the third quarter of 2005, compared with 2004, primarily due to higher volume of $175 million across all product lines and higher pricing of $17 million. Citation business jet customer deliveries were 61 in the third quarter of 2005, compared with 47 jets in the third quarter of 2004, and represented $163 million of the increased sales volume.

The Cessna segment's revenues increased $896 million in the first nine months of 2005, compared with 2004, primarily due to higher Citation business jet volume of $678 million, the consolidation of CitationShares of $78 million, higher pricing of $48 million, higher single engine aircraft volume of $41 million, higher Caravan volume of $39 million and higher spares and service volume of $26 million. These increases were partially offset by lower used aircraft sales of $22 million. Citation business jet customer deliveries were 183 in the first nine months of 2005, compared with 116 jets in the first nine months of 2004.

25.

Cessna Segment Profit

Segment profit increased $35 million in the third quarter of 2005, compared with 2004, largely due to the $46 million impact from higher volume across all product lines and $17 million of higher pricing, partially offset by $27 million of inflation.

Segment profit increased $177 million in the first nine months of 2005, compared with 2004, largely due to the $217 million impact from higher volume across all product lines and $48 million of higher pricing, partially offset by $75 million of inflation.

Backlog at Cessna was $6.0 billion at the end of the third quarter, compared with $5.3 billion at year-end 2004.

Fastening Systems
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Revenue	$ 457	$454	$1,499	$1,445
Segment (loss) profit	(346)	1	(341)	45

Fastening Systems Revenues

The Fastening Systems segment's revenues increased $3 million in the third quarter of 2005, compared with 2004, primarily due to higher pricing of $21 million primarily related to steel price recoveries and favorable foreign exchange of $3 million, partially offset by lower volume of $20 million, largely the result of soft demand in the automotive market.

The Fastening Systems segment's revenues increased $54 million in the first nine months of 2005, compared with 2004, primarily due to higher pricing of $81 million related to steel price recoveries and favorable foreign exchange of $36 million, partially offset by lower volume of $61 million, largely the result of soft demand in the automotive market.

Fastening Systems Segment Profit

Segment profit decreased $347 million in the third quarter of 2005, compared with 2004, primarily due to the goodwill impairment charge of $335 million discussed on page 19. In addition, the third quarter decision to close one North American facility resulted in a charge of $6 million for long-lived asset impairment charges and exit costs. Excluding these combined charges of $341 million, segment profit decreased $6 million primarily due to inflation of $27 million (including $18 million in higher steel costs), an unfavorable sales mix of $7 million and $5 million due to bad debt expense associated with a bankrupt account, partially offset by higher pricing of $21 million and favorable cost performance of $11 million.

Segment profit decreased $386 million in the first nine months of 2005, compared with 2004, primarily due to the $341 million in combined charges in the third quarter of 2005 discussed above. The remaining decrease in segment profit of $45 million was primarily due to inflation of $108 million (including $80 million in higher steel costs), lower volume of $10 million and $5 million due to bad debt expense associated with a bankrupt account, partially offset by higher pricing of $81 million. Through the first nine months of 2005, unfavorable cost performance at certain underperforming North American facilities was almost entirely offset by improvements in other areas.

26

Industrial
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Revenue	$686	$697	$2,310	$2,283
Segment profit	21	42	134	147

Industrial Revenues

The Industrial segment's revenues decreased $11 million in the third quarter of 2005, compared with 2004, primarily due to lower sales volume in most businesses of $36 million, partially offset by higher pricing of $9 million, higher volume of $8 million at Greenlee and favorable foreign exchange of $5 million. Sales volume was lower at Kautex largely due to model changeovers and soft demand in the automotive market.

The Industrial segment's revenues increased $27 million in the first nine months of 2005, compared with 2004, primarily due to higher combined volume at E-Z-GO, Greenlee and Fluid & Power of $55 million, favorable foreign exchange of $54 million and higher pricing of $23 million, partially offset by lower combined sales volume at Kautex and Jacobsen of $104 million and the impact of the divestiture of a non-core product line during the third quarter of 2004 of $12 million. Sales volume was lower at Kautex largely due to model changeovers and soft demand in the automotive market.

Industrial Segment Profit

Segment profit decreased $21 million in the third quarter of 2005, compared with 2004, primarily due to inflation of $17 million (including $3 million in increased material cost related to higher oil prices at Kautex) and lower volume of $7 million, partially offset by higher pricing of $9 million.

Segment profit decreased $13 million in the first nine months of 2005, compared with 2004, primarily due to inflation of $62 million and an unfavorable product mix of $11 million, partially offset by improved cost performance of $33 million, higher pricing of $23 million and favorable foreign exchange of $6 million.

Finance
	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Revenue	$155	$129	$443	$400
Segment profit	43	28	120	95

Finance Revenues

The Finance segment's revenues increased $26 million in the third quarter of 2005, compared with 2004. The increase was primarily due to higher finance charges and discounts of $27 million, partially offset by $6 million in lower securitization gains. The increase in finance charges and discounts was largely due to the higher interest rate environment which accounted for approximately $29 million of the increase and $13 million related to higher average finance receivables of $737 million, partially offset by lower relative receivable pricing of $15 million. The increase in average finance receivables was primarily related to core portfolio growth in most of the segment's businesses.

The Finance segment's revenues increased $43 million in the first nine months of 2005, compared with 2004. The increase was primarily due to higher finance charges and discounts of $62 million, partially offset by $15 million in lower securitization and prepayment gains and $8 million in impairment charges related to assets acquired

27.

through bankruptcy or repossession of collateral related to troubled loans. The increase in finance charges and discounts was largely due to the higher interest rate environment which accounted for approximately $77 million of the increase and $46 million related to higher average finance receivables of $834 million, partially offset by lower relative receivable pricing of $62 million. The increase in average finance receivables was related to core portfolio growth, partially offset by reductions in the liquidating portfolios.

Finance Segment Profit

Segment profit increased $15 million in the third quarter of 2005, compared with 2004, primarily due to a $10 million reduction in the provision for loan losses as a result of sustained improvement in portfolio quality, as well as a shift in portfolio mix, and higher net interest margin of $8 million as the benefit from higher average finance receivables more than offset a decrease in other income.

Segment profit increased $25 million in the first nine months of 2005, compared with 2004, primarily due to a $31 million reduction in the provision for loan losses as a result of sustained improvement in portfolio quality, partially offset by an $8 million increase in selling and administrative expenses.

Finance Portfolio Quality

The following table presents information about the credit quality of the Finance segment's portfolio:
	October 1,	January 1,
(In millions, except ratios)	2005	2005
Nonperforming assets	$134	$140
Ratio of nonperforming assets to total finance assets	1.92%	2.18%
Allowance for losses on finance receivables recorded on balance sheet	$ 96	$ 99
Ratio of allowance for losses on receivables to nonaccrual finance receivables	85.5%	83.7%
60+ days contractual delinquency as a percentage of finance receivables	1.01%	1.47%

The Finance segment has continued to experience improvements in portfolio quality as indicated by improved credit quality measures and a lower provision for losses ($17 million in the first nine months of 2005, compared with $48 million in 2004). The improvements in credit quality were evident through lower nonperforming asset levels and 60+ days contractual delinquency. Net charge-offs in the first nine months of 2005 were $20 million compared with $66 million in 2004.

Textron Finance's nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing for which interest has been suspended, as well as repossessed assets. Nonperforming assets by business are as follows:
	October 1,	January 1,
(In millions)	2005	2005
Resort finance	$ 35	$ 53
Golf finance	27	26
Asset-based lending	8	7
Aircraft finance	7	12
Distribution finance	2	5
Other	55	37
Total nonperforming assets	$134	$140

Textron Finance experienced a $6 million improvement in its nonperforming assets with a $24 million decrease attributable to its core businesses in the first nine months of 2005, largely related to improved general economic

28.

conditions. This decrease was partially offset by a $18 million increase in its non-core businesses within the Other line primarily related to one media finance loan and one syndicated bank loan. Overall, we expect relative stability in portfolio quality throughout the remainder of 2005.

Textron Finance has recourse to Textron Manufacturing for equipment leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation ("C&A"). At October 1, 2005, these leases had outstanding balances of $56 million and $16 million, respectively. During the second quarter of 2005, the U.S. subsidiary of C&A filed for Chapter 11 bankruptcy protection. Textron Manufacturing has classified these leases as impaired. Management believes Textron Manufacturing's reserves are adequate to cover potential collateral shortfalls related to these leases.

Special Charges by Segment

Special charges are more fully discussed on page 21 and are summarized below by segment:
	Restructuring Expenses					C&A
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Impairments	Other Associated Costs	Total	Investment Impairments (Gain)	Total Special Charges
Three Months Ended October 1, 2005
Bell	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Fastening Systems	-	-	-	2	2	-	2
Industrial	-	-	-	2	2	-	2
Corporate	-	-	-	-	-	-	-
	$ -	$ -	$ -	$ 4	$ 4	$ -	$ 4
Three Months Ended October 2, 2004
Bell	$ -	$ -	$ (1)	$ -	$(1)	$ -	$(1)
Fastening Systems	2	4	1	6	13	-	13
Industrial	3	-	(1)	2	4	-	4
Corporate	-	-	-	-	-	-	-
	$ 5	$ 4	$ (1)	$ 8	$16	$ -	$16
Nine Months Ended October 1, 2005
Bell	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Fastening Systems	1	2	1	7	11	-	11
Industrial	2	-	-	4	6	-	6
Corporate	-	-	-	-	-	91	91
	$ 3	$ 2	$ 1	$11	$17	$ 91	$108
Nine Months Ended October 2, 2004
Bell	$ -	$ -	$(1)	$ -	$(1)	$ -	$(1)
Fastening Systems	26	4	3	14	47	-	47
Industrial	12	36	(2)	5	51	-	51
Corporate	-	-	-	-	-	(12)	(12)
	$38	$40	$ -	$19	$97	$(12)	$85

29.

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

A portion of Textron Finance's business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing's Bell, Cessna and Industrial segments. The cash flows related to these captive financing activities are reflected as operating activities (by Textron Manufacturing) and as investing activities (by Textron Finance) based on each group's operations. These captive financing transactions have been eliminated and cash from customers or from securitizations is recognized in operating activities when received in the consolidated cash flows.

Textron Manufacturing's debt (net of cash)-to-capital ratio as of October 1, 2005 was 25.7%, compared with 24.5% at January 1, 2005. Textron Manufacturing's gross debt-to-capital ratio as of October 1, 2005 was 34.0%, compared with 32.9% at January 1, 2005. Textron Manufacturing has a long-term gross debt-to-capital ratio target in the mid-thirties.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. Textron Manufacturing's primary revolving credit facility consists of a $1.3 billion 5-year credit agreement that expires in March 2010. Textron Finance is permitted to borrow under this facility. Textron Finance also has bank lines of credit of $1.5 billion, of which $500 million expires in July 2006 and $1.0 billion expires in 2010. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2007. Neither Textron Manufacturing nor Textron Finance had used these lines of credit at October 1, 2005 or at January 1, 2005. At October 1, 2005, the lines of credit not reserved as support for commercial paper or letters of credit were $1.2 billion for Textron Manufacturing and $388 million for Textron Finance, compared with $1.2 billion and $187 million, respectively, at January 1, 2005.

At October 1, 2005, Textron Finance had $2.0 billion in debt and $392 million in other liabilities that are due within the next twelve months.
Operating Cash Flows	Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004
Textron Manufacturing	$691	$797
Textron Finance	$218	$113
Consolidated	$718	$826

In the Consolidated Statements of Cash Flows, cash provided by operating cash flows decreased largely due to a $68 million increase in net finance receivables related to Textron Manufacturing products, primarily due to a $38 million decrease in finance receivables repaid and a $33 million decrease in proceeds from securitization sales. Net dividends received by Textron Manufacturing from Textron Finance of $100 million in the first nine months

30.

of 2005 and $70 million in the first nine months of 2004 have been eliminated from the consolidated operating cash flows.
Investing Cash Flows	Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004
Textron Manufacturing	$(226)	$(106)
Textron Finance	$(653)	$(610)
Consolidated	$(788)	$(702)

In the Consolidated Statements of Cash Flows, more cash was used for investing activities largely due to a decrease in proceeds at Textron Manufacturing due to the $38 million in proceeds received in 2004 upon the sale of C&A common stock. In addition, during 2005 Textron Manufacturing invested $23 million to acquire the assets of US Helicopter, Inc. and the minority interest in a Japanese joint venture, along with an additional $27 million in capital expenditures. Textron Manufacturing's capital expenditures totaled $217 million in the first nine months of 2005, compared with $190 million in the first nine months of 2004.

Financing Cash Flows
	Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004
Textron Manufacturing	$(528)	$(530)
Textron Finance	$ 345	$ 261
Consolidated	$ (83)	$(199)

In the Consolidated Statements of Cash Flows, less cash was used by financing activities for the nine months ended 2005, compared with 2004, primarily due to $402 million in proceeds received by Textron Manufacturing upon the issuance of EUR 300 million 3.875% notes in 2005. In addition, Textron Finance had an increase in proceeds from debt issuances over repayments to fund the segment's asset growth and repay commercial paper. These increases in financing cash inflows were partially offset by $219 million in additional purchases of Textron common stock made by Textron Manufacturing in 2005, a $65 million decrease in proceeds from the exercise of stock options, and $54 million in additional dividend payments to shareholders made in 2005 which included the fourth quarter 2004 dividend payment.

Net dividends paid by Textron Finance to Textron Manufacturing of $100 million in the first nine months of 2005 and $70 million in the first nine months of 2004 have been eliminated from the consolidated financing cash flows.

Principal Payments on Long-Term Debt

In the first nine months of 2005 and 2004, Textron Manufacturing made principal payments of $420 million and $355 million, respectively. In the first nine months of 2005 and 2004, Textron Finance made principal payments of $592 million and $624 million, respectively.

Stock Repurchases

In the first nine months of 2005 and 2004, Textron repurchased 5,361,628 and 3,531,100 shares of common stock, respectively, under its Board authorized share repurchase programs for an aggregate cost of $400 million and $210 million, respectively.

31.

Dividends

Textron's Board of Directors approved a quarterly dividend per common share of $0.35 in each of the first three quarters of 2005, compared with $.325 in each of the first three quarters of 2004. Dividend payments to shareholders totaled $189 million and $135 million in the first nine months of 2005 and 2004, respectively. The significant increase in the dividend payments in 2005 reflects the fourth quarter 2004 dividend that was paid in the first quarter of 2005, while for the corresponding prior year period, the fourth quarter dividend was paid in the fourth quarter.

Capital Resources

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $4.0 billion. Under this registration statement, Textron Finance issued $1.1 billion of term debt and CAD 130 million of term debt during the first nine months of 2005. The proceeds from these issuances were used to repay short-term debt. At October 1, 2005, Textron Finance had $2.1 billion available under this registration statement. Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Manufacturing may issue public debt securities in one or more offerings up to a total maximum offering of $2.0 billion. During the first nine months of 2005, EUR 300 million 3.875% notes were issued under this registration statement. At October 1, 2005, Textron Manufacturing had $1.6 billion available under its registration statement.

Off-Balance Sheet Arrangements

Textron Manufacturing enters into a forward contract in Textron common stock on an annual basis. The contract is intended to hedge the cash volatility of stock-based incentive compensation indexed to Textron common stock. The forward contract requires an annual cash settlement between the counter parties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. A cash payment of approximately $25 million was received in January 2005 upon the settlement of the contract held at year-end. As of October 1, 2005, the contract was for approximately 1.5 million shares with a strike price of $70.80. The market price of Textron's common stock closed at $71.72 on October 1, 2005, resulting in a receivable of $1.4 million.

Textron Finance sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet and the proceeds received are used to reduce the recorded debt levels. Despite the reduction in the recorded balance sheet position, Textron Finance generally retains a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. Textron Finance utilizes these off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $208 million in the first nine months of 2005, compared with $302 million of proceeds in the corresponding period of 2004.

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

32.

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

In connection with the disposition of Trim, certain operating leases were transferred and assigned to C&A. Textron has guaranteed C&A's payments under these operating leases and an environmental matter up to an aggregate remaining amount of approximately $24 million. Textron has an indemnification agreement with C&A for Textron's guarantee to a third party related to a specific environmental matter. In May 2005, the U.S. subsidiary of C&A filed for Chapter 11 bankruptcy protection, and in July 2005 the European subsidiaries filed a group-wide administration order in the United Kingdom, effectively reducing Textron's ability to seek recourse from C&A under the indemnity provisions of the purchase and sale agreement, should a default occur. In the third quarter of 2005, Textron received a demand notice from the third party related to the specific environmental matter. Textron will seek indemnification from C&A for any amounts it is required to pay for this matter and believes its reserves are adequate based on management's best estimate of Textron's exposure. Textron is required to make payments under the other guarantees upon default by C&A. Textron has not received any significant default notices related to the leases, and management believes C&A will continue to make payments. Management will continue to monitor C&A's performance and Textron's reserves related to these matters.

As disclosed under the caption "Guarantees" in Note 16 to the Consolidated Financial Statements in Textron's 2004 Annual Report on Form 10-K, Textron has issued or is party to certain other guarantees. As of October 1, 2005, there have been no material changes to these other guarantees.

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

On September 6, 2005, Textron's Board of Directors approved management's recommendation to explore strategic alternatives for the Fastening Systems segment based on factors discussed on page 19. Based on the approval of this recommendation and the likelihood of execution, it was determined that an impairment indicator existed for the Fastening Systems segment's goodwill. Accordingly, management was required to evaluate the

33.

recoverability of the segment's goodwill in the third quarter of 2005. In its assessment of the potential impairment of goodwill, management estimated the fair value of the Fastening Systems segment using a combination of internal and independent third-party valuations. These valuations provided us with a range of estimates for the fair value of the segment utilizing various discount rates, growth and profitability rate and market assumptions. Management then utilized its best estimate of the segment's fair value and compared it to the carrying value of the segment. As the carrying value of the segment exceeded its fair value, management then measured the amount of goodwill impairment loss.

In measuring the goodwill impairment loss, the excess of the fair value of the segment over the fair value assigned to its assets and liabilities represents the implied fair value of goodwill. In determining the fair values to assign to the segment's assets and liabilities, management's estimates were based on internal valuations, external actuarial calculations and third-party valuations. Management utilized its best estimate of the fair value of each class of assets and liabilities for the segment. Based on these estimates, the carrying value of the segment's goodwill exceeded the implied fair value of that goodwill resulting in an impairment charge of $335 million in the third quarter of 2005. If management had assumed a different fair value for the segment within the range of estimates provided, or if different fair value estimates had been utilized for the segment's assets and liabilities, the goodwill impairment charge could have been within the range of $235 million and $416 million.

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

Adoption of SFAS No. 123-R resulted in recognition of stock option costs in the current period. The stock option costs are included primarily in selling and administrative expense and totaled approximately $5 million and $13 million for the three and nine months ended October 1, 2005, respectively. In accordance with the modified prospective method, prior periods have not been restated. No compensation expense related to stock option grants has been recorded in the consolidated statement of operations for the three and nine months ended October 2, 2004, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. For the full year, we expect to recognize share-based compensation costs related to stock options of approximately $18 million ($13 million after taxes).

34.

As of October 1, 2005, $66 million represents the total compensation cost associated with unvested awards subject only to service conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately two years. As of October 1, 2005, $26 million represents the total compensation cost associated with unvested share-based compensation awards subject to performance vesting conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately two years.

SFAS No. 123-R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. For the first nine months of 2005, $9 million of these excess tax benefits have been presented as cash provided by financing activities in the consolidated statement of cash flows.

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

See Note 6 to the Consolidated Financial Statements for additional details.

Foreign Exchange Risks

Textron's financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For the first nine months of 2005, the impact of foreign exchange rate changes from the first nine months of 2004 increased revenues by approximately $89 million (1.2%) and increased segment profit by approximately $7 million (1.2%).

Forward-looking Information: Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the interruption of production at Textron facilities or Textron's customers or suppliers; (e) Textron's ability to perform as anticipated and to control costs under contracts with the U.S. Government; (f) the U.S. Government's ability to unilaterally modify or terminate its contracts with Textron for the Government's convenience or for Textron's failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar Textron as a contractor eligible to receive future contract awards; (g) changes in national or international funding priorities and government policies on the export and import of military and commercial products; (h) the adequacy of cost estimates for various customer care programs including servicing warranties; (i) the ability to control costs and successful implementation of various cost reduction programs; (j) the timing of certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied or where Textron Financial offers financing; (l) changes in aircraft delivery schedules or cancellation of orders; (m) the impact of changes in tax legislation; (n) the extent to which Textron is able to pass the cost of inflation, including raw material price increases, through to customers or offset such price increases by reducing other costs; (o) Textron's ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers;

35

(p) Textron's ability to realize full value of receivables and investments in securities; (q) the availability and cost of insurance; (r) increases in pension expenses related to lower than expected asset performance or changes in discount rates; (s) Textron Financial's ability to maintain portfolio credit quality; (t) Textron Financial's access to debt financing at competitive rates; (u) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (v) performance of acquisitions; (w) the efficacy of research and development investments to develop new products; and (x) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in Textron's supply chain or difficulty in collecting amounts owed by such customers.

36.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in Textron's exposure to market risk during the first nine months of 2005. For discussion of Textron's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Textron's 2004 Annual Report on Form 10-K.

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

On January 2, 2005, Textron engaged a third-party service provider to assume operational oversight and maintenance of its information technology infrastructure. The transfer of operational oversight for data servers to the third-party provider commenced in the third quarter of 2005 and will continue throughout the remainder of 2005. This transfer has materially affected Textron's internal control over financial reporting related to its information technology infrastructure. We believe that we have taken appropriate actions to ensure that effective internal controls over financial reporting associated with the transfer have been and will continue to be maintained during the transition period.

Other than as set forth above, there were no other changes in Textron's internal control over financial reporting during the fiscal quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

37.

PART II. OTHER INFORMATION
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased**	Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
Month 1 (July 3, 2005 - August 6, 2005)	992,700	$75.20	992,700	4,832,372
Month 2 (August 7, 2005 - September 3, 2005)	820,164	$73.27	817,500	4,014,872
Month 3 (September 4, 2005 - October 1, 2005)	380,000	$69.20	380,000	3,634,872
Total	2,192,864	$73.44	2,190,200

*     These shares were purchased, or are available, pursuant to a plan that was announced on October 21, 2004 authorizing the repurchase of up to 12 million shares of common stock. The plan has no expiration date.

**     On August 10, 2005, Textron repurchased 2,664 shares as payment of the exercise price of employee stock options.

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

TEXTRON INC.
Date:	November 7, 2005	/s/R. L. Yates
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