Form 10-K
period 2005-12-31
TEXTRON INC
filed 2006-02-24
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 1-5480

Textron Inc.

(Exact name of registrant as specified in charter)

Delaware	05-0315468
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Westminster Street, Providence, R.I. 02903

(401) 421-2800

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	on Which Registered

Common Stock – par value 12½ ¢ (130,208,924 shares outstanding at February 11, 2006);	New York Stock Exchange
Pacific Stock Exchange
Chicago Stock Exchange

$2.08 Cumulative Convertible Preferred Stock, Series A – no par value	New York Stock Exchange

$1.40 Convertible Preferred Dividend Stock, Series B (preferred only as to dividends) – no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒. No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [☒]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of Textron’s most recently completed second fiscal quarter, July 2, 2005, was approximately $10,232,538,118. Textron has no non-voting common equity.

Portions of Textron’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2006, are incorporated by reference in Part III of this Report.

PART I

Item 1. Business of Textron

Textron Inc. is a global multi-industry company with operations in 33 countries and with approximately 37,000 employees in our continuing operations. Our business was founded in 1923 and reincorporated in Delaware on July 31, 1967. Today, we leverage our global network of aircraft, industrial and finance businesses to provide customers with innovative solutions and services.

Business Segments

We operate in four business segments – Bell, Cessna, Industrial and Finance. Our business segments include operations that are unincorporated divisions of Textron Inc. or its subsidiaries and others that are separately incorporated subsidiaries. A description of the business done and intended to be done by each of our business segments is set forth below. Financial information by business segment and geographic area appears in Note 21 of the Consolidated Financial Statements on pages 74 through 75 of this Annual Report on Form 10-K. We also continue to operate in the Fastening Systems business, which was classified as a discontinued operation for financial reporting purposes in the fourth quarter of 2005.

Bell Segment

The Bell segment is comprised of Bell Helicopter and Textron Systems.

Bell Helicopter

Bell Helicopter is one of the largest suppliers of helicopters, tiltrotor aircraft, and helicopter-related spare parts and services in the world. Bell Helicopter manufactures for both military and commercial applications. Bell Helicopter’s revenues accounted for approximately 21%, 19% and 22% of our total revenues from continuing operations in 2005, 2004 and 2003, respectively.

Bell Helicopter supplies advanced military helicopters and support (including spare parts, support equipment, technical data, trainers, pilot and maintenance training, component repairs, aircraft modifications, contractor maintenance and field and product support engineering services) to the U.S. Government and to military customers outside the United States. Bell Helicopter is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company, the only supplier of military tiltrotor aircraft. Bell Helicopter is teamed with The Boeing Company to develop, produce and support the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. Through Production Lot 9, the U.S. Government has issued contracts for 83 production V-22 aircraft. The V-22 Operational Evaluation (“OPEVAL”) was successfully completed in 2005, which led to an Acquisition Decision Memorandum that authorized full-rate production for the V-22 in future production lots.

Bell Helicopter is nearing completion of the Engineering and Manufacturing Development phase of the H-1 Upgrade Program for the U.S. Marine Corps. This program will produce an advanced attack and a utility model helicopter, the AH-1Z and UH-1Y, respectively, both of which are designed to have 84% parts commonality, which meets the U.S. Government’s intent to reduce operational life cycle costs. Bell delivered the first two aircraft for OPEVAL training in October, and the OPEVAL is planned to begin shortly after the delivery of the remaining two aircraft in 2006. The U.S. Government has issued contracts for the production of ten UH-1Y aircraft and six AH-1Z aircraft through Low Rate Initial Production (“LRIP”) of Lots 1 and 2. This program calls for a total of 280 production units.

In July 2005, Bell Helicopter was awarded a U.S. Government contract for System Development and Demonstration of the Armed Reconnaissance Helicopter; this contract includes priced options for LRIP Lot 1 (6-12 aircraft) and Lot 2 (18-36 aircraft). This program calls for a total of 368 production units.

Bell Helicopter is also a leading supplier of commercially certified helicopters to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue and emergency medical helicopter operators.

Bell Helicopter is a member of Bell/Agusta Aerospace Company LLC (“BAAC”), a joint venture with Agusta S.p.A. and two of its affiliated companies (collectively, “Agusta”), a leading helicopter manufacturer based in Italy, for the design, manufacture, sale and customer support of the revolutionary civil tiltrotor aircraft, the Model BA609. On December 20, 2005, Bell Helicopter and Agusta entered into a realignment of BAAC under which Bell sold its interest in the venture’s medium twin Model AB139 helicopter to Agusta so that Bell could focus on its own medium twin products and BAAC could focus exclusively on the Model BA609. The Model BA609 met a major milestone in 2005 by achieving forward flight in airplane mode for the first time. In 2005, the Model BA609 also achieved speeds in excess of 220 miles per hour and an altitude of over 15,000 feet.

Bell Helicopter and AgustaWestland North America Inc. formed the AgustaWestlandBell LLC (“AWB LLC”) in January 2004 for the joint design, development, manufacture, sale, customer training and product support of the US101 helicopter and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government. On January 28, 2005, Lockheed Martin, with AWB LLC as its principal subcontractor, was selected to design, develop, manufacture and support the Presidential helicopter for the U.S. Marine Corps Marine 1 Helicopter Squadron (VH-71) Program. Bell Helicopter plans to assemble the production aircraft at its Assembly & Integration Center in Amarillo, Texas.

Bell’s helicopter business competes against a number of competitors based in the United States and other countries, and its spare parts business competes against numerous competitors around the world. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

Textron Systems

Textron Systems is a primary supplier to the defense, aerospace and general aviation markets. Its principal strategy is to address the emphasis being placed by the U.S. Department of Defense on network centric warfare and the leveraging of advances in information technology by focusing on the development and production of networked sensors, weapons and the associated algorithms and software. Textron Systems manufactures “smart” weapons, airborne and ground-based surveillance systems, aircraft landing systems, hovercraft, search and rescue vessels, armored vehicles and turrets, reciprocating piston aircraft engines, and aircraft and missile control actuators, valves and related components. Textron Systems is involved in supplying the U.S. Air Force with some of its premier smart weapons as prime contractor for the Sensor Fuzed Weapon and is a subcontractor to The Boeing Company for tail actuation systems on the Joint Direct Attack Munition and the next generation Small Diameter Bomb. Textron Systems is a tier one supplier of unattended ground sensors and intelligent munitions systems for the U.S. Army’s Future Combat System. While Textron Systems sells most of its products directly to U.S. customers, it also sells an increasing number of products in over 35 other countries through a growing, global network of sales representatives and distributors.

Actuation products for the aerospace, defense and industrial markets are sold under trade names of HR Textron and APCO. Specialty marine, land vehicle and turret products are sold under the trade names of Textron Marine & Land Systems and Cadillac Gage. The recognized need for armored vehicles for secure transport of U.S. and other armed forces has resulted in increased demand for the highly protected and cost effective vehicles offered by Textron Systems. Weapons, surveillance and landing systems are sold under the Textron Systems name. Reciprocating piston aircraft engines are sold under the Lycoming name directly to general aviation airframe manufacturers and in the aftermarket through domestic and international distributors. Lycoming also is the exclusive supplier of engines for Cessna’s product line of new single engine aircraft.

Textron Systems competes against a number of competitors in the United States and other countries on the basis of technology, performance, price, quality and reliability, product support, installed base and reputation.

Cessna Segment

Based on unit sales, Cessna Aircraft Company is the world’s largest manufacturer of general aviation aircraft. Cessna currently has four major product lines: Citation business jets, single engine turboprop Caravans, Cessna single engine piston aircraft and aftermarket services. Revenues in the Cessna segment accounted for approximately 35%, 30% and 29% of our total revenues from continuing operations in 2005, 2004 and 2003, respectively.

The family of business jets currently produced by Cessna includes the Citation CJ1, Citation CJ1+, Citation CJ2, Citation CJ3, Citation Bravo, Citation Encore, Citation XLS, Citation Sovereign and Citation X. The Citation X is the world’s fastest business jet with a maximum operating speed of Mach .92. By the end of 2005, Cessna had delivered its 4,500th business jet. Currently, the entry-level Citation Mustang is under development. First customer deliveries of the Citation CJ1+, an upgrade to the CJ1, commenced in December 2005, and customer deliveries of the Citation CJ2+, an upgrade to the CJ2, are scheduled to commence in 2006. The first Mustang that will be finished on the production line at our

Independence, Kansas facility will be delivered to Cessna’s marketing department as a demonstrator in 2006. The first customer delivery of the Mustang will be in 2007. First deliveries of the Encore+, an upgrade of the Citation Encore, are scheduled to commence in 2007.

The Cessna Caravan is the world’s best selling utility turboprop. Through the end of 2005, more than 1,565 Caravans have been sold by Cessna since the first Caravan was delivered in 1985. Caravans are offered in three models: the Grand Caravan, the Super Cargomaster and the Caravan 675. Caravans are used in the United States. primarily to carry overnight express package shipments and also are used for personal transportation. International uses of Caravans include humanitarian flights, tourism and freight transport.

Cessna now has six models in its single engine piston product line: the four-place 172 Skyhawk and 172 Skyhawk SP, 182 Skylane and Turbo 182 Skylane, and the six-place 206 Stationair and T206 Turbo Stationair. Certification of the Garmin 1000 (“G1000”) avionics package has been completed for all single engine models. By the end of 2005, Cessna had delivered 6,382 single engine piston aircraft since deliveries were restarted in 1997.

The Citation family of aircraft is currently supported by a total of 10 Citation Service Centers owned and operated by Cessna, along with authorized independent service stations and centers in more than 18 countries throughout the world. The Wichita Citation Service Center is the world’s largest general aviation maintenance facility. The Cessna-owned Service Centers provide customers 24-hour service and maintenance. Cessna also provides 24-hour spare parts support for Citation aircraft. Cessna Caravan and single engine piston customers receive product support through independently owned service stations and 24-hour spare parts support through Cessna.

Cessna markets its products worldwide primarily through its own sales force, as well as through a network of authorized independent sales representatives, depending upon the product line. Cessna has several competitors in various market segments. Cessna’s aircraft compete with other aircraft that vary in size, speed, range, capacity, handling characteristics and price.

Cessna engages in the business jet fractional ownership market through a joint venture with TAG Aviation USA, Inc., a worldwide aircraft management and charter enterprise. This joint venture, called CitationShares, began in late 2000 and offers shares of Citation aircraft for operation in the entire contiguous United States, and in Canada, Mexico, Central America, the Caribbean and Bermuda. CitationShares also has a limited advance purchase jet aircraft charter offering, called the Vector Jetcard. Cessna’s current ownership interest in CitationShares is 82.2%.

Industrial Segment

The Industrial segment is comprised of our E-Z-GO, Jacobsen, Kautex, Greenlee and Fluid & Power businesses.

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

Kautex

Kautex, headquartered in Bonn, Germany, is a leading global manufacturer of blow-molded fuel systems and other blow-molded parts for automobile original equipment manufacturers and, to a lesser extent, other industrial customers. Kautex operates plants near its major customers all around the world. Kautex is also a leading supplier of windshield and headlamp washer systems in the original equipment automobile market. In North America, Kautex produces metal fuel fillers and engine camshafts for the automotive market. In Germany, Kautex produces plastic containers for household and industrial uses.

Revenues of Kautex accounted for approximately 15%, 19% and 18% of our total revenues from continuing operations in 2005, 2004 and 2003, respectively.

Kautex has a number of competitors worldwide, some of whom are owned by the automotive original equipment manufacturers that compose Kautex’s targeted customer base. Competition is typically based on a number of factors, including price, quality, reputation, prior experience and available manufacturing capacity.

Greenlee

Greenlee consists of Greenlee, Klauke and Tempo. These companies manufacture powered equipment, electrical test and measurement instruments, hand and hydraulic powered tools, and electrical and fiber optic connectors under the Greenlee, Fairmont, Klauke, Progressive and Tempo brand names. The products are principally used in the electrical construction and maintenance, telecommunications and plumbing industries. Greenlee distributes its products through a global network of sales representatives and distributors, and also directly to home improvement retailers and original equipment manufacturers. Rothenberger L.L.C., a 50-50 joint venture between Greenlee Plumbing Inc. and Rothenberger USA, Inc., a subsidiary of Rothenberger AG, sells hand and powered tools for the plumbing and mechanical industries in North America. The Greenlee businesses face competition from numerous manufacturers based primarily on price, quality, performance, reliability, delivery and reputation.

Fluid & Power

Fluid & Power consists of four product lines: Gear Technologies, Hydrocarbon Processing Products, Polymer Systems and Hydraulics. Gear Technologies designs and manufactures industrial gears, mechanical transmission systems, worm gear speed reducers, screwjacks, gear motors and gear sets under the David Brown, Benzlers, Cone Drive and Radicon brand names. Hydrocarbon Processing Products designs and manufactures industrial pumps for the oil, gas, petrochemical and desalinization industries under the David Brown Union Pump and David Brown Guinard Pump brands. Polymer Systems designs and manufactures industrial pumps, extrusion equipment and screen changers for the polymer industry under the Maag brand name. Hydraulics designs, manufactures and sells hydraulic pumps, valves and pilot controls under the David Brown, Hydreco and Powauto brands. These products are sold to a variety of customers, including original equipment manufacturers, governments, distributors and end users. Fluid & Power faces competition from other manufacturers based primarily on price, quality, product support, performance, reliability, delivery and reputation.

Finance Segment

Our Finance segment consists of Textron Financial Corporation and its subsidiaries. Textron Financial Corporation is a diversified commercial finance company with core operations in six markets:

•       Aircraft Finance provides financing for new and used Cessna business jets, single engine turboprops, piston-engine airplanes, Bell helicopters and other general aviation aircraft;

•       Asset-Based Lending provides asset-based loans to middle-market companies in several industries, and provides factoring arrangements primarily for freight companies;

•       Distribution Finance primarily offers inventory finance programs for dealers of products manufactured by Textron and for dealers of a variety of other household, housing, leisure, agricultural and technology products;

•       Golf Finance primarily makes mortgage loans for the acquisition and refinancing of golf courses and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment;

•       Resort Finance primarily extends loans to developers of vacation interval resorts, secured primarily by notes receivable and interval inventory; and

•       Structured Capital primarily engages in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

Textron Financial Corporation’s other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing offered through Textron Business Services, Inc.

Textron Financial Corporation’s financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial Corporation’s services are offered primarily in North America. However, Textron Financial Corporation finances certain Textron products worldwide, principally Bell helicopters and Cessna aircraft.

In 2005, 2004 and 2003, Textron Financial Corporation paid Textron $0.8 billion, $0.9 billion and $0.9 billion, respectively, relating to the sale of manufactured products to third parties that were financed by Textron Financial Corporation. Textron also received proceeds in those years of $41 million, $77 million and $56 million, respectively, from the sale of equipment from its manufacturing operations to Textron Financial for use under operating lease agreements.

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

Textron Financial Corporation’s largest business risk is the collectibility of its finance receivable portfolio. See “Finance Portfolio Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 23 for a detailed discussion of the credit quality of this portfolio.

Discontinued Operations – Fastening Systems

In December 2005, we committed to a plan to sell our Fastening Systems business, Textron Fastening Systems (“TFS”), in its entirety. This plan was approved by our Board of Directors on December 7, 2005, and the results of operations for TFS are now reported as discontinued operations for financial reporting purposes. See Note 2 to the Consolidated Financial Statements for more information.

TFS offers a full range of fastening technologies – which include fasteners, engineered assemblies and automation equipment – to global customers in the aerospace, automotive, computer, construction, electronics, electrical equipment, industrial equipment, non-automotive transportation, telecommunications and white good markets. Its customers are global and regional original equipment manufacturers, contract producers, component manufacturers and distributors. TFS provides products, services and solutions that simplify manufacturing processes and maximize efficiencies resulting in lower total system costs to its customers.

Revenues of TFS totaled $1.9 billion, $1.9 billion and $1.7 billion in 2005, 2004 and 2003, respectively, and are recorded within discontinued operations.

TFS is headquartered in Troy, Michigan, and has facilities located in the following 17 countries: Australia, Austria, Brazil, Canada, China, France, Germany, Italy, Japan, Korea, Malaysia, Mexico, Singapore, Spain, Taiwan, the United Kingdom and the United States.

TFS produces engineered threaded fasteners, fastening automation and installation tools, cold formed components, engineered assemblies, blind fastening systems and metal stampings, and sells the new Intevia intelligent fastening system. TFS’ Full Service Provider approach integrates its product offering with supply chain management services such as vendor managed inventory programs, plant provider programs and global sourcing. TFS provides a wide range of design and engineering services to its customers, and derives a portion of its income from licensing selected intellectual property assets to third parties.

TFS has hundreds of competitors in the global fastener market in essentially three tiers: global multinationals with a global market presence, typically strong in a market or in one or more product lines; mid-sized regionals with some global activity but primarily focused on regional markets; and small local firms with a limited range within a particular product category. Competition is based primarily on price, quality, delivery, service, support and reputation. TFS’ broad range of products, customers and markets reduces its risk of a business loss that would have a material adverse effect on Textron Inc.

Backlog

U.S. Government backlog was $3.3 billion at the end of 2005 and 2004, including backlog at Bell Helicopter of $2.2 billion in 2005 and $2.5 billion in 2004. Approximately 98% of the 2005 backlog was funded at December 31, 2005. Unfunded backlog represents the award value of U.S. Government contracts received, generally related to cost-plus type contracts, in excess of the funding formally appropriated by the U.S. Government. The U.S. Government is obligated only up to the funded amount of the contract. Additional funding is appropriated as the contract progresses.

Commercial backlog from unaffiliated customers was $7.4 billion and $6.3 billion in 2005 and 2004, respectively, including backlog at Cessna of $6.3 billion in 2005 and $5.3 billion in 2004. A significant portion of Cessna’s backlog represents orders from a major fractional jet customer. Orders from this fractional aircraft operator are included in backlog when the customer enters into a definitive master agreement and has established preliminary delivery dates for the aircraft. Preliminary delivery dates are subject to change through amendment to the master agreement. Final delivery dates are established approximately 12 to 18 months prior to delivery. Orders from other customers are included in backlog upon the customer entering into a definitive purchase order and receipt of required deposits.

The 2005 year-end backlog with the major fractional jet customer was approximately $1.5 billion. The remaining $4.8 billion of Cessna’s backlog at the end of 2005 is with other commercial customers covering a wide spectrum of industries. This backlog includes $0.6 billion in orders for the new Mustang aircraft with the first customer deliveries in 2007.

Approximately 45% of our total backlog of $10.7 billion at December 31, 2005 represents orders which are not expected to be filled within our 2006 fiscal year.

U.S. Government Contracts

In 2005, 18% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of Congressional appropriations, world events, and the size and timing of programs in which we may participate.

Our contracts with the U.S. Government generally may be terminated by the U.S. Government for convenience or default in whole or in part. If the U.S. Government terminates a contract for convenience, we normally will be entitled to payment for the cost of contract work performed before the effective date of termination plus reasonable profit on such work, adjusted to reflect any rate of loss had the contract been completed, plus reasonable costs of settlement of the work terminated. If, however, the U.S. Government terminates a contract for default, generally: (a) we will be paid the contract price for completed supplies delivered and accepted, an agreed-upon amount for manufacturing materials delivered and accepted and for the protection and preservation of property, and for partially completed products accepted by the U.S. Government; (b) the U.S. Government will not be liable for our costs with respect to unaccepted items and will be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; and (c) we may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

Research and Development

Information regarding our research and development expenditures is contained in Note 20 to the Consolidated Financial Statements on page 74 of this Annual Report on Form 10-K.

Patents and Trademarks

We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents have been of value in the past and are expected to be of value in the future. However, the loss of any single patent or group of patents would not, in our opinion, materially affect the conduct of our business. We also own or license trademarks, trade names and service marks that are important to our business. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including: 429; AB Benzlers; AH-1Z; APCO; BA609; Bell/Agusta Aerospace Company, LLC (BAAC); Bell Helicopter; Bob-Cat; Boesner; Brouwer; Bunton; Cadillac Gage; Caravan 675; Cessna; Cessna Aircraft Company; Cessna Caravan; Citation; Citation Bravo; Citation CJ1; Citation CJ1+; Citation CJ2; Citation CJ2+; Citation CJ3; Citation Encore; Citation Encore+; Citation Mustang; CitationShares; Citation Sovereign; Citation X; Citation XLS; Cone Drive; Cushman; David Brown; David Brown Guinard Pump; David Brown Hydraulics; David Brown Union Pump; E-Z-GO; Fairmont; Gear Technologies; 429 Global Ranger; Global Technology Center; Grand Caravan; Greenlee; H-1; HR Textron; Hydraulics; Hydreco; Hydrocarbon Processing Products; Huey II; Intevia; Jacobsen; Kautex; Keylex; Kiowa Warrior; Klauke Progressive; 429 Light Twin; Lycoming; Maag; Modular Affordable Product Lines (MAPL); Polymer Systems; Powauto; Power Advantage Plus; ProParts Solution; Quick Draw Loan; Radicon; Ransomes; Rothenberger LLC; Ryan; Sensor Fuzed Weapon; 172 Skyhawk; 172 Skyhawk SP; 182 Skylane; ST 4X4; Small Business Direct; 206 Stationair; Steiner; Super Cargomaster; T206 Turbo Stationair; Tempo; Textron; Textron Business Systems; Textron Fastening Sys-

tems; Textron Financial Corporation; Textron Fluid & Power; Textron Marine & Land Systems; Textron Six Sigma; Textron Systems; Turbo 182 Skylane; UH-1Y; US Helicopter; V-22 Osprey; Vector; and Vector Jetcard. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

Environmental Considerations

Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental control facilities have not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 17 to the Consolidated Financial Statements on page 71 of this Annual Report on Form 10-K.

Employees

At December 31, 2005, we had approximately 37,000 employees in our continuing operations and approximately 9,000 employees in the discontinued operations of our Textron Fastening Systems business.

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

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we believe are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also impact our business, financial condition and results of operations, perhaps materially.

We may be unable to effectively mitigate pricing pressures.

In some markets, particularly where we deliver component products and services to original equipment manufacturers, we face ongoing customer demands for price reductions, which are sometimes contractually obligated. In some cases, we are able to offset these reductions through technological advances or by lowering our cost base through improved operating and supply chain efficiencies. However, if we are unable to effectively mitigate future pricing pressures, our financial results of operations could be adversely affected.

Delays in aircraft delivery schedules or cancellation of orders may adversely affect our financial results.

Aircraft customers, including sellers of fractional share interests, may respond to weak economic conditions by delaying delivery of orders or canceling orders. Weakness in the economy may also result in fewer hours flown on existing aircraft and, consequently, lower demand for spare parts and maintenance. Weak economic conditions may also cause reduced demand for used business jets. We may accept used aircraft on trade-in that would be subject to fluctuations in the fair market value of the aircraft while in inventory. Reduced demand for new and used business jets, spare parts and maintenance can have an adverse effect on our financial results of operations.

Developing new products and technologies entails significant risks and uncertainties.

Delays or cost overruns in the development and acceptance of new products, or certification of new aircraft products and other products, could affect our financial results of operations. These delays could be caused by unanticipated technological hurdles, production changes to meet customer demands, coordination with joint venture partners or failure on the part of our suppliers to deliver components as agreed. We also could be adversely affected if the general efficacy of our research and development investments to develop products is less than expected.

We have customer concentration with the U.S. Government.

During 2005, we derived approximately 18% of our revenue from sales to a variety of U.S. Government entities. Our ability to compete successfully for and retain this business is highly dependent on technical excellence, management proficiency, strategic alliances, cost-effective performance and the ability to recruit and retain key personnel. U.S. Government programs are subject to uncertain future funding levels, which can result in the extension or termination of programs. Our business is also highly sensitive to changes in national and international priorities and U.S. Government budgets.

U.S. Government contracts may be terminated at any time and may contain other unfavorable provisions.

The U.S. Government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders.

If any of our contracts are terminated by the U.S. Government, our backlog would be reduced by the expected value of the remaining terms of such contracts, and our financial condition and results of operations could be adversely affected. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our services as a subcontractor.

In addition to unfavorable termination provisions, our U.S. Government contracts contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our products, services and associated materials.

Cost overruns on U.S. Government contracts could subject us to losses or adversely affect our future business.

Contract and program accounting require judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs include expected increases in wages and prices for materials. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees are also used in estimating sales and profit rates based on actual and anticipated awards.

Because of the significance of the estimates described above, it is likely that different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future financial results of operations.

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur, and consequently, any costs in excess of the fixed price are absorbed by us. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursement contracts, which are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and results of operations could be adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

We may make acquisitions that increase the risks of our business.

We may enter into acquisitions in the future in an effort to enhance shareholder value. Acquisitions involve a certain amount of risks and uncertainties that could result in our not achieving expected benefits. Such risks include difficulties in integrating newly acquired businesses and operations in an efficient and cost-effective manner; challenges in achieving expected strategic objectives, cost savings and other benefits; the risk that the acquired businesses’ markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; the risk that we pay a purchase price that exceeds what the future results of operations would have merited; the potential loss of key employees of the acquired businesses; and the risk of diverting the attention of senior management from our existing operations.

Our operations could be adversely affected by interruptions of production that are beyond our control.

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural disasters and national emergencies, that could curtail production at our facilities and cause delayed deliveries and cancelled orders. In addition, we purchase components and raw materials from numerous suppliers, and even if our facilities are not directly affected by such events, we could be affected by interruptions of production at such suppliers. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events, and may be subject to additional risks such as financial problems that limit their ability to conduct their operations.

Our business could be adversely affected by strikes or work stoppages and other labor issues.

Approximately 18,500 of our employees are unionized, which represented approximately 40% of our employees at December 31, 2005, including employees of the discontinued business of Textron Fastening Systems. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. In addition, the presence of unions may limit our flexibility in responding to competitive pressures in the marketplace, which could have an adverse effect on our financial results of operations.

In addition to our workforce, the workforces of many of our customers and suppliers are represented by labor unions. Work stoppages or strikes at the plants of our key customers could result in delayed or cancelled orders for our products. Work stoppages and strikes at the plants of our key suppliers could disrupt our manufacturing processes. Any of these results could adversely affect our financial results of operations.

Our Textron Finance borrowing group’s business is dependent on its continuing access to the capital markets.

Our financings are conducted through two borrowing groups, Textron Finance and Textron Manufacturing. Textron Finance consists of Textron Financial Corporation and its subsidiaries, which are the entities through which we operate in the Finance segment. Textron Finance relies on its access to the capital markets to fund asset growth, fund operations and meet debt obligations and other commitments. Textron Finance raises funds through commercial paper borrowings, issuances of medium-term notes and other term debt securities, and syndication and securitization of receivables. Additional liquidity is provided to Textron Finance through bank lines of credit. Much of the capital markets funding is made possible by the maintenance of credit ratings that are acceptable to investors. If the credit ratings of Textron Finance were to be lowered, it might face higher borrowing costs, a disruption of its access to the capital markets or both. Textron Finance could also lose access to financing for other reasons, such as a general disruption of the capital markets. Any disruption of Textron Finance’s access to the capital markets could adversely affect its business and our profitability.

If Textron Finance is unable to maintain portfolio credit quality, our financial performance could be adversely affected.

A key determinant of financial performance at Textron Finance will be its ability to maintain the quality of loans, leases and other credit products in its finance asset portfolios. Portfolio quality may adversely be affected by several factors, including finance receivable underwriting procedures, collateral quality, geographic or industry concentrations, or general economic downturns. Any inability by Textron Finance to successfully collect its finance receivable portfolio and to resolve problem accounts may adversely affect our cash flow, profitability, and financial condition.

We are subject to legal proceedings and other claims.

We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to private sector transactions; government contracts; production partners; product liability; employment; and environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our being suspended or debarred from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations. However, litigation is inherently unpredictable, and we could incur judgments or enter into settlements for current or future claims that could adversely affect our financial position or our results of operations in any particular period.

The levels of our reserves are subject to many uncertainties and may not be adequate to cover writedowns or losses.

In addition to reserves at Textron Finance, we establish reserves in our manufacturing segments to cover uncollectible accounts receivable, excess or obsolete inventory, fair market value writedowns on used aircraft and golf cars, recall campaigns, warranty costs and litigation. These reserves are subject to adjustment from time to time depending on actual experience and are subject to many uncertainties, including bankruptcy or other financial problems at key customers.

In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, it is reasonably possible such matters could be decided against us and could require us to pay damages or make other expenditures in amounts that are not presently estimable.

The effect on our financial results of many of these factors depends in some cases on our ability to obtain insurance covering potential losses at reasonable rates.

Currency, raw material price and interest rate fluctuations may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, raw material prices and interest rates. We monitor and manage these exposures as an integral part of our overall risk management program. In some cases, we purchase derivatives or enter into contracts to insulate our financial results of operations from these fluctuations. Nevertheless, changes in currency exchange rates, raw material prices and interest rates can have substantial adverse effects on our financial results of operations.

The increasing costs of certain employee and retiree benefits could adversely affect our results.

Our earnings and cash flow may be impacted by the amount of income or expense we expend or record for employee benefit plans. This is particularly true for our pension plans, which are dependent on actual plan asset returns and factors used to determine the value and current costs of plan benefit obligations.

In addition, medical costs are rising at a rate faster than the general inflation rate. Continued medical cost inflation in excess of the general inflation rate increases the risk that we will not be able to mitigate the rising costs of medical benefits. Increases to the costs of pension and medical benefits could have an adverse effect on our financial results of operations.

Unanticipated changes in Textron’s tax rates or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or in tax laws, which could affect our profitability. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, the amount of income taxes we pay is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect our profitability.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

In December 2005, our Board of Directors authorized the divestiture of the Textron Fastening Systems business as discussed in Note 2 to the Consolidated Financial Statements. As of December 31, 2005, the Fastening Systems business included 19 plants located throughout the United States and 20 plants outside of the United States. Of the total of 39 plants operated in the Fastening Systems business, we owned 28, with the balance leased, and had total manufacturing space of approximately 10.7 million square feet.

On December 31, 2005, excluding Textron Fastening Systems’ plants, we operated a total of 77 plants located throughout the United States and 58 plants outside the United States. Of the total of 135 plants, we owned 65 and the balance was leased. In the aggregate, the total manufacturing space was approximately 21.4 million square feet.

We also own or lease offices, warehouse and other space at various locations. We consider the productive capacity of the plants operated by each of our business segments to be adequate. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.

Item 3. Legal Proceedings

Two identical lawsuits purporting to be class actions were filed in 2002 in the United States District Court in Rhode Island against Textron and certain present and former officers of Textron and Bell Helicopter by Textron shareholders suing on their own behalf and on behalf of a purported class of Textron shareholders. A consolidated amended complaint alleged that the defendants failed to make certain accounting adjustments in response to alleged problems with Bell Helicopter’s V-22 and H-1 programs and that the company failed to timely write down certain assets of its OmniQuip unit. The complaint sought unspecified compensatory damages. On June 15, 2004, the District Court ruled that the plaintiffs could not maintain the claims that were based on allegations relating to the
H-1 program or to OmniQuip, and also ruled that all claims against one of the individual defendants should be dismissed. The District Court certified the class of shareholders on May 11, 2005. All claims in the litigation were subsequently settled for a cash amount to be paid by Textron’s insurer. The settlement was preliminarily approved by the District Court on January 31, 2006.

Separately, two identical lawsuits, purporting to be class actions on behalf of Textron benefit plans and participants and beneficiaries of those plans during 2000 and 2001, were filed in 2002 in the United States District Court in Rhode Island against Textron, the Textron Savings Plan and the Plan’s trustee. A consolidated amended complaint alleges breach of certain fiduciary duties under ERISA, based on the amount of Plan assets invested in Textron stock during 2000 and 2001. The complaint seeks equitable relief and compensatory damages on behalf of various Textron benefit plans and the participants and beneficiaries of those plans during 2000 and 2001 to compensate for alleged losses relating to Textron stock held as an asset of those plans. Textron’s Motion to Dismiss the consolidated amended complaint was granted on June 24, 2003. On May 7, 2004, the United States Court of Appeals for the First Circuit affirmed dismissal of all claims against the Plan’s trustee and against the Plan itself, and also affirmed dismissal of certain other claims against Textron. However, the Court of Appeals ruled that plaintiffs should be permitted to attempt to develop their breach of fiduciary duty claims, and remanded those claims to the District Court. Textron believes this lawsuit is without merit and intends to defend this action vigorously.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 24, 2006. All of our executive officers are members of our Management Committee and Transformation Leadership Team.

Name	Age	Current Position with Textron Inc.

Lewis B. Campbell	59	Chairman, President and Chief Executive Officer; Director
John D. Butler	58	Executive Vice President Administration and Chief Human Resources Officer
Ted R. French	51	Executive Vice President and Chief Financial Officer
Mary L. Howell	53	Executive Vice President Government, Strategy Development and International, Communications and Investor Relations
Terrence O’Donnell	61	Executive Vice President and General Counsel

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

Mr. O’Donnell joined Textron as Executive Vice President and General Counsel in March 2000. Mr. O’Donnell is a Senior Partner in the Washington, D.C.-based law firm of Williams & Connolly, which he first joined in 1977. From 1989 to 1992, he served as General Counsel of the U.S. Department of Defense.

PART II

Item 5. Markets for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our common stock is traded on the New York, Chicago and Pacific Stock Exchanges. At December 31, 2005, there were approximately 17,000 holders of Textron common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2005			2004
			Dividends			Dividends
	High	Low	Per Share	High	Low	Per Share
First quarter	$80.05	$68.61	$0.350	$58.28	$50.84	$0.325
Second quarter	78.30	71.11	0.350	59.43	52.45	0.325
Third quarter	78.80	65.85	0.350	65.47	57.38	0.325
Fourth quarter	80.00	69.00	0.350	74.63	63.04	0.350

Issuer Repurchases of Equity Securities

		Average	Total Number	Maximum
	Total	Price Paid	of Shares	Number of
	Number of	per Share	Purchased as	Shares that May
	Shares	(Excluding	Part of Publicly	Be Purchased
Fourth Quarter	Purchased*	Commissions)*	Announced Plan**	Under the Plan**
Month 1 (October 2, 2005 – November 5, 2005)	207,400	$71.69	207,400	3,427,472
Month 2 (November 6, 2005 – December 3, 2005)	805,155	$77.27	803,900	2,623,572
Month 3 (December 4, 2005 – December 31, 2005)	1,661,600	$77.66	1,661,600	961,972
Total	2,674,155	$77.08	2,672,900

*                 In addition to repurchases under the purchases plan, this column reflects the surrender of 1,255 shares of Textron common stock to pay the exercise price of employee stock options during the three months ended December 31, 2005.

**          These shares were purchased pursuant to a plan authorizing the repurchase of up to 12 million shares of Textron common stock that had been announced on October 21, 2004, and had no expiration date. On January 26, 2006, Textron announced a new share repurchase plan under which Textron is authorized to repurchase up to 12 million shares of common stock. The new plan has no expiration date and supercedes the existing repurchase plan. As of January 26, 2006, 12 million shares are available for repurchase under the new plan.

Item 6. Selected Financial Data

	(Dollars in millions, except per share amounts and where otherwise noted)	2005	2004	2003	2002	2001
	Revenues
	Bell	$2,881	$2,254	$2,348	$2,235	$2,243
	Cessna	3,480	2,473	2,299	3,175	3,043
	Industrial	3,054	3,046	2,836	2,627	4,221
	Finance	628	545	572	584	681
	Total revenues	$10,043	$8,318	$8,055	$8,621	$10,188
	Segment profit
	Bell	$368	$250	$234	$169	$93
	Cessna	457	267	199	376	344
	Industrial	150	194	150	169	289
	Finance	171	139	122	118	203
	Total segment profit	1,146	850	705	832	929
	Special charges	(118)	(59)	(77)	(109)	(89)
	Total segment operating income	1,028	791	628	723	840
	Gain on sale of businesses	—	—	15	25	342
	Goodwill amortization	—	—	—	—	(70)
	Corporate expenses and other, net	(199)	(157)	(123)	(119)	(152)
	Interest expense, net	(90)	(94)	(96)	(105)	(157)
	Income taxes	(223)	(165)	(109)	(157)	(279)
	Distributions on preferred securities, net of income taxes	—	—	(13)	(26)	(26)
	Income from continuing operations*	$516	$375	$302	$341	$498
	Per share of common stock
	Income from continuing operations – basic*	$3.86	$2.73	$2.22	$2.46	$3.53
	Income from continuing operations – diluted*	$3.78	$2.68	$2.20	$2.43	$3.49
	Dividends declared	$1.40	$1.33	$1.30	$1.30	$1.30
	Book value at year-end	$25.10	$26.91	$26.81	$24.87	$27.76
Common stock price:	High	$80.05	$74.63	$57.70	$53.17	$59.89
	Low	$65.85	$50.84	$26.85	$32.49	$31.65
	Year-end	$76.98	$73.80	$57.19	$42.16	$42.40
	Common shares outstanding (In thousands)
	Basic average	133,531	137,337	135,875	138,745	141,050
	Diluted average**	136,446	140,169	137,217	140,252	142,937
	Year-end	130,185	135,373	137,238	136,500	141,251
	Financial position
	Total assets	$16,499	$15,875	$15,171	$15,692	$16,335
	Debt:
	Textron Manufacturing	$1,934	$1,770	$2,008	$1,681	$1,914
	Textron Finance	$5,420	$4,783	$4,407	$4,840	$4,188
	Mandatorily redeemable preferred securities trusts:
	Textron Manufacturing	$—	$—	$—	$485	$485
	Textron Finance	$—	$—	$26	$27	$28
	Shareholders’ equity	$3,276	$3,652	$3,690	$3,406	$3,934
	Textron Manufacturing debt-to-capital (net of cash)	26%	25%	30%	36%	36%
	Textron Manufacturing debt-to-capital	37%	33%	35%	39%	38%
	Investment data for continuing operations
	Capital expenditures, including capital leases	$380	$294	$289	$272	$462
	Depreciation	$284	$265	$260	$259	$311
	Research and development	$692	$574	$573	$575	$671
	Other data for continuing operations
	Number of employees at year-end	37,000	34,000	31,000	36,000	38,000
	Number of common shareholders at year-end	17,000	18,000	19,000	20,000	21,000

*                 Income from continuing operations is before the cumulative effect of a change in accounting principle in 2002.

**          Diluted average common shares outstanding assumes full conversion of outstanding preferred stock and exercise of stock options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Textron Inc. is a multi-industry company that leverages its global network of businesses to provide customers with innovative solutions and services in four business segments: Bell, Cessna, Industrial and Finance. Textron is known around the world for its powerful brands spanning the business jet, aerospace and defense, plastic fuel systems, golf car and turf-care markets, among others.

The global economy continued to grow in most of our major markets in 2005, despite early weakness in some regions, including parts of Europe. The U.S. economy, in particular, proved resilient in the face of Hurricanes Katrina and Rita. Overall capital spending continued to grow at a steady and sustainable rate. Our company’s performance is strongly related to this key economic factor, which reflects investments in longer lasting items such as equipment, facilities and vehicles.

We had strong sales in 2005 – particularly in our aerospace and defense businesses. We were able to deliver exceptional organic growth (gains from existing business, excluding the effects of acquisitions and other changes) of 19%, which is the result of our commitment to bringing new products and services to our customers. Orders were strong, most notably at Bell, where a steady flow of military orders resulted from continued spending in the defense sector and we received robust orders in our commercial helicopter business. Cessna also saw a significant increase in new business jet orders as a result of strength in the aircraft sector and the popularity of its new model introductions, and our Finance segment experienced significant improvement in its portfolio credit quality with fewer charge-offs and a decrease in nonperforming assets. However, Industrial volumes were down slightly from 2004 largely due to a downturn in the North American automotive industry.

While we were impacted by inflation and higher pension costs in 2005, we were able to absorb the impact of these factors primarily as a result of the increased volumes and the benefit of our transformation strategy to reduce costs, introduce new products and enhance our portfolio of businesses. We will continue to execute our transformation strategy and position Textron to take advantage of the improved economic conditions.

To strengthen our overall position in our markets, we have continued to improve upon our portfolio of businesses. During 2005, we sold our interest in the Model AB139 helicopter program to Agusta, our partner in the BAAC venture. We also purchased US Helicopter to increase Bell’s ability to provide after-sales service, bought out Kautex’s Japanese joint venture partner to take advantage of a rapidly growing market, and set up a new joint venture with a German company, Rothenberger AG, to expand our presence in North American plumbing tools. In December 2005, our Board of Directors authorized management’s plan for the divestiture of our Textron Fastening Systems business. With this approval, we have committed to actively market this business and anticipate no significant changes to the approved plan and the completion of the sale within the next twelve months. As a result, this business was reclassified to discontinued operations in the fourth quarter of 2005.

Consolidated Results of Operations

2005 Revenues – $10.0 Billion	2005 Segment Profit* – $1.1 Billion

* Segment profit represents the measurement used by Textron to evaluate performance for decision-making purposes. Segment profit for manufacturing segments excludes interest expense, certain corporate expenses, special charges, and gains and losses from the disposition of significant business units. The measurement for the Finance segment includes interest income and expense and excludes special charges.

Revenues

Revenues increased $1.7 billion in 2005 primarily due to higher manufacturing sales volume of $1.3 billion, higher pricing of $159 million, the additional revenue of $115 million from acquisitions and higher revenue in the Finance segment of $83 million.

Revenues increased $263 million in 2004 primarily due to favorable foreign exchange of $167 million, the additional revenue of $76 million from the consolidation of CitationShares, higher manufacturing volume of $31 million and higher pricing of $30 million, partially offset by lower Finance revenues of $27 million.

Segment Profit

Segment profit increased $296 million in 2005 primarily due to higher sales volume of $319 million, higher pricing of $159 million and higher profit in the Finance segment of $26 million. These increases were partially offset by inflation of $227 million.

Segment profit increased $145 million in 2004 primarily due to $242 million in cost-reduction initiatives, a $50 million benefit from restructuring activities and $30 million of higher pricing. These increases were partially offset by inflation of $167 million.

Special Charges

Special charges are summarized below:

(In millions)	2005	2004	2003
Restructuring	$6	$71	$62
C&A-related charges	112	—	—
Gain on sale of C&A common stock	—	(12)	—
Unamortized issuance costs on preferred securities	—	—	15
Total special charges	$118	$59	$77

Restructuring Program

Textron substantially completed its company-wide restructuring program at the end of 2005. Textron approved and committed to a restructuring program in the fourth quarter of 2000 to improve returns at core businesses and to complete the integration of certain acquisitions. This program was expanded in 2001 and in 2002 as part of Textron’s strategic effort to improve operating efficiencies. Textron’s restructuring program included corporate and segment direct and indirect workforce reductions, consolidation of facilities, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and the streamlining of sales and administrative overhead. Under this program, Textron reduced its workforce by approximately 8,000 employees from continuing operations, representing approximately 19% of its global workforce since the program was first announced, and has closed 85 facilities.

As of December 31, 2005, Textron had incurred total program costs of $306 million, which is composed of $164 million in severance costs, $44 million in contract termination costs, $34 million in asset impairment charges (net of gains on the sale of fixed assets) and $64 million in other associated costs. Total program costs incurred by segment include $219 million in the Industrial segment, $38 million in the Cessna segment, $29 million in the Bell segment, $9 million in the Finance segment and $11 million at Corporate.

Other Charges (Gain)

Textron records any charges incurred or gains realized in connection with the 2001 disposition of the Automotive Trim business (“Trim”) as Special Charges. In connection with this disposition of Trim to subsidiaries of Collins & Aikman Corporation (“C&A”), Textron Finance has recourse to Textron Manufacturing for equipment leases with the subsidiaries. The outstanding balance on these leases totaled approximately $70 million at December 31, 2005. During the fourth quarter of 2005, the lease term for these leases expired and C&A failed to make one of its lease payments. While Textron Finance is currently in negotiations with C&A to renew these leases, Textron Manufacturing recorded an additional reserve of $10 million in the fourth quarter of 2005 based on uncertainties related to these leases.

In addition to the Textron Finance equipment leases, certain operating leases were transferred and assigned to subsidiaries of C&A upon the sale of Trim. As discussed in Note 18 to the Consolidated Financial Statements, Textron has guaranteed C&A’s payments under these operating leases and certain environmental matters. In May 2005, C&A and substantially all of its U.S. subsidiaries, including C&A Products Co. (“C&A Products”), filed for Chapter 11 bankruptcy protection, and in July 2005, C&A’s European subsidiaries filed a group-wide administration order in the United Kingdom. These filings effectively reduced Textron’s ability to seek recourse from C&A under the indemnity provisions of the purchase and sale agreement, should a default occur. Based on C&A’s recent failure to pay certain leases, as well as the negotiations entered into as part of the potential sale of C&A’s European operations, Textron recorded $11 million in the fourth quarter of 2005 to cover its exposure under these leases, along with certain environmental and workers’ compensation matters.

Textron also acquired preferred stock in C&A Products and C&A common stock in connection with the Trim disposition. Based on C&A Products’ filing for Chapter 11 bankruptcy protection and relevant market considerations, Textron recorded charges of approximately $91 million in 2005 to write off the remaining book value of its investment in the preferred stock. In 2004, Textron sold its remaining investment in the C&A common stock for cash proceeds of $34 million and recorded a pre-tax gain of $12 million.

In 2003, Textron redeemed its 7.92% Junior Subordinated Deferrable Interest Debentures due 2045. The debentures were held by Textron’s wholly owned trust, and the proceeds from their redemption were used to redeem all of the $500 million Textron Capital I trust preferred securities. Upon the redemption, $15 million of unamortized issuance costs were written off and recorded in Special Charges.

Corporate Expenses and Other, Net

Corporate expenses and other, net increased $42 million in 2005, principally due to $16 million for higher compensation and pension costs, $9 million for corporate initiatives and $7 million for the corporate portion of share-based compensation expense recorded under a newly adopted accounting standard.

Corporate expenses and other, net increased $34 million in 2004 primarily due to $14 million of nonrecurring income in 2003, $6 million in higher premiums for Directors and Officers insurance, $5 million in funding to Textron’s charitable trust and $4 million in higher executive compensation primarily related to improved operating results. The nonrecurring income in 2003 included $7 million related to an expired royalty agreement and $7 million in proceeds from life insurance policies.

Income from Continuing Operations

Fluctuations in income from continuing operations are primarily driven by segment profit changes as discussed above. In addition, Textron recorded certain items that affected the comparability of operating results in the last three years which are summarized in the table below:

(In millions)	2005	2004	2003
Special charges	$118	$59	$77
Gain on sale of businesses	—	—	(15)
	118	59	62
Income tax benefit on above items	(41)	(19)	(16)
	$77	$40	$46

Gain on sale of businesses includes a gain of $15 million on the sale of Textron’s remaining interest in a previously divested business.

Share-Based Compensation

During the first quarter of 2005, Textron elected to adopt the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), using the modified prospective method. The adoption resulted in recognition of share-based compensation expense related primarily to the expensing of stock options in continuing operations of approximately $14 million ($10 million after tax) for the year ended December 31, 2005, including the net impact of the cumulative effect of adoption of approximately $1 million in the first quarter, and $2 million ($1 million after tax) in discontinued operations.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Valuation allowance on contingent receipts	2.1	—	—
State income taxes	0.9	1.3	2.0
Special foreign dividend	0.1	2.1	—
Favorable tax settlements	—	—	(3.0)
Employee Stock Ownership Plan dividends	(0.9)	(1.2)	(1.8)
Foreign tax rate differential	(5.0)	(4.8)	(3.4)
Export sales benefit	(1.1)	(1.0)	(1.3)
Other, net	(0.9)	(0.8)	(1.8)
Effective income tax rate	30.2%	30.6%	25.7%

Discontinued Operations

In December 2005, our Board of Directors authorized the divestiture of the Textron Fastening Systems business. With this approval, we have committed to actively market this business and anticipate no significant changes to the approved plan and the completion of the sale within the next twelve months.

Discontinued operations include Textron Fastening Systems and the InteSys, OmniQuip and small business direct businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS. No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 2 to the Consolidated Financial Statements for additional discussion of these divestiture activities.

Operating results of the discontinued businesses are as follows:

(In millions)	2005	2004	2003
Revenue	$1,936	$1,994	$1,973
(Loss) income from discontinued operations before special charges	(388)	72	61
Special charges	(11)	(91)	(111)
Loss from discontinued operations	(399)	(19)	(50)
Income tax benefit	40	9	7
Operating loss from discontinued operations, net of income taxes	(359)	(10)	(43)
Gain on disposal, net of income taxes	46	—	—
Loss from discontinued operations, net of income taxes	$(313)	$(10)	$(43)

In 2005, the loss from discontinued operations includes a $335 million goodwill impairment charge related to the Textron Fastening Systems business. In addition, we recorded an after-tax charge of approximately $52 million in the fourth quarter of 2005, which includes $37 million related to previously deferred foreign currency translation losses and $2 million of tax charges, both related to the non-U.S.-based business, as well as $7 million related to curtailment losses for employee retirement plans. After these charges, management assessed the estimated fair value of the business and determined that no further adjustment to the carrying value was required. In addition, approximately $6 million in after-tax deal-related costs primarily for professional services and advisory fees were incurred during the fourth quarter. In 2003, the loss from discontinued operations includes a $30 million goodwill and intangible asset impairment charge related to the OmniQuip business.

In 2005, Textron recorded a net $46 million gain on disposal, primarily related to a tax benefit recorded upon the sale of InteSys. There was no gain or loss on the sale of OmniQuip and the small business direct businesses in 2003.

Special charges represent restructuring costs incurred by Textron Fastening Systems, InteSys and OmniQuip in connection with the company-wide restructuring program.

Outlook

We expect higher revenues in 2006 as a result of revenue increases at Bell, Cessna and Finance, while the Industrial businesses are expected to be down slightly. At Bell, revenues are expected to increase primarily due to higher commercial helicopter deliveries. At Cessna, we expect an increase in revenue due to higher sales of jets based on our current delivery schedule.

Textron’s commercial backlog from unaffiliated customers was $7.4 billion and $6.3 billion at the end of 2005 and 2004, respectively, and is primarily related to Cessna. U.S. Government backlog was $3.3 billion at the end of 2005 and 2004, which was substantially all in the Bell segment. See “Backlog” in Item 1. Business of Textron on page 6 for more information.

Segment Analysis

Bell

(Dollars in millions)	2005	2004	2003
Revenues	$2,881	$2,254	$2,348
Segment profit	$368	$250	$234
Profit margin	13%	11%	10%
Backlog at Bell Helicopter	$2,812	$2,842	$1,438

The Bell segment is a supplier of aircraft and weapon systems providing advanced product and service solutions to both military and commercial customers. Bell Helicopter is a leading manufacturer of military helicopters and tiltrotor aircraft for the U.S. Government and commercial helicopters for corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue and emergency medical customers. Textron Systems is a primary supplier to the defense, aerospace and general aviation markets.

Bell Helicopter participates in several major programs with the U.S. Government. In association with The Boeing Company, Bell Helicopter is the only supplier of military tiltrotor aircraft – the V-22. The U.S. Government has issued contracts for 83 production V-22 aircraft with a total requirement of 458 aircraft. In September 2005, Bell received authorization to proceed to full-rate production of the V-22.

Bell Helicopter is nearing completion of the Engineering and Manufacturing Development (“EMD”) phase of the H-1 Upgrade Program for the U.S. Marine Corps. This program will produce an advanced attack and a utility model helicopter, the AH-1Z and UH-1Y, respectively. The Operational Evaluation for this program is planned to begin shortly after the delivery of the remaining two aircraft in 2006. The U.S. Government has also issued contracts for the production of ten UH-1Y aircraft and six AH-1Z aircraft through Low Rate Initial Production. A contract for an additional lot, along with a priced option for another lot, is planned to be exercised in the second quarter of 2006.

Additionally, Bell was awarded a contract for System Development and Demonstration of the Army’s Armed Reconnaissance Helicopter (“ARH”) with an expected requirement of 368 aircraft. Bell will also participate in the production of the VH-71 Presidential helicopter fleet through AWB LLC.

During 2005, Bell Helicopter’s commercial business gained momentum with an increase in orders and deliveries. Bell continued to invest in commercial programs as evidenced by the significant progress made on the 429 Global Ranger and other program upgrades in response to customer requests to improve speed, lower operating costs and reduce noise.

Textron Systems’ principal strategy and focus is to address the emphasis being placed by the U.S. Department of Defense on network centric warfare and the leveraging of advances in information technology by focusing on the development and production of advanced weapon systems. Additionally, Textron Systems has received orders to deliver more than 1,100 armored security vehicles (“ASV”). Currently, production capacity is ramping up to meet these deliveries in spite of the disruptions caused by Hurricane Katrina.

Bell Revenues

U.S. Government Business

U.S. Government revenues increased $491 million in 2005 primarily due to higher revenue of $288 million from the V-22 program, higher ASV volume of $61 million, the benefit of $36 million from the US Helicopter acquisition, higher military spares volume of $32 million and increased sales of $20 million for air-launched weapons. Additionally, Bell recognized $21 million from the new ARH contract.

U.S. Government revenues decreased $166 million in 2004 largely due to lower revenue of $243 million on the V-22 program primarily as a result of lower effort on production lots three through six as these contracts neared completion and a decrease in development activities. Lower sales of $30 million related to the completion of a contract for training aircraft in 2003 and an $11 million reduction in revenue, related to a final agreement with the U.S. Government to settle an overhead cost rate matter, also contributed to the revenue decrease. These decreases in revenue were partially offset by $34 million of higher military spares volume, increased sales of $34 million for air-launched weapons and higher H-1 revenue of $34 million.

Commercial Business

Commercial revenues increased $136 million in 2005 primarily due to higher aircraft sales of $68 million, higher spares volume of $41 million and higher international military sales of $26 million due primarily to higher ASV deliveries to foreign customers of $58 million that were partially offset by lower helicopter volume of $32 million.

Commercial revenues increased $72 million in 2004 primarily due to higher international military sales of $64 million, increased volume in the aircraft engine business of $18 million and higher spares volume of $14 million. These increases were partially offset by lower Huey II kit sales of $16 million and lower aircraft sales of $6 million.

Bell Segment Profit

U.S. Government Business

Profit in the U.S. Government business increased $33 million in 2005 principally due to higher V-22 volume of $26 million, reflecting the delivery of 12 aircraft from Lots 7 and 8, higher volume and improved performance of air-launched weapons totaling $13 million, and increased ASV deliveries and improved performance of $10 million. These increases were partially offset by $18 million of costs associated with Hurricane Katrina.

Profit in the U.S. Government business decreased $31 million in 2004 primarily due to the $20 million impact of lower V-22 revenue, an $11 million settlement with the U.S. Government and lower volume of training aircraft of $11 million, partially offset by the $10 million impact of higher volume of air-launched weapons.

Commercial Business

Commercial profit increased $85 million in 2005 primarily due to the $30 million gain on the sale of our interest in the Model AB139 helicopter program, the $29 million impact of higher international military volume and improved performance, higher spares volume of $22 million and a $13 million impact upon resolution of uncertainties and receipt of cash related to a prior year collaborative research and development sharing agreement. In addition, commercial profit reflected a $16 million decrease in net research and development, as higher gross research and development expenses of $28 million were more than offset by the commercial share of reimbursements related to risk-sharing agreements from co-development partners. These increases were partially offset by $28 million of higher selling and administrative expense and $18 million in additional reserves recorded by Lycoming related to the retirement program discussed below and crankshaft service bulletins discussed in Note 17 to the Consolidated Financial Statements.

During the fourth quarter of 2005, Lycoming developed a plan to institute a retirement program for approximately 5,100 crankshafts, representing the remaining crankshafts manufactured by the former supplier using the same forging technique as the crankshafts covered by prior service bulletins. Accordingly, an additional reserve of $10 million was recorded in the fourth quarter to cover the expected cost of this planned retirement program.

Commercial profit increased $47 million in 2004 primarily due to the $34 million impact of the higher international military sales, favorable cost performance in the helicopter business of $31 million (including the favorable resolution of a $6 million warranty issue provided for in 2003), the $9 million benefit from a favorable mix of aircraft and the $5 million favorable impact of a nonrecurring 2003 charge related to a recall, inspection and customer care program at the aircraft engine business, partially offset by higher engineering expenses of $28 million.

Bell Outlook

Bell’s revenues are expected to increase in 2006, while margins are expected to drop slightly due to the certain nonrecurring items that benefited the 2005 results. The U.S. Government business is expected to benefit from an increase in ASV volume as well as higher revenues from the ARH and VH-71 program contracts, which is expected to be partially offset by lower V-22 revenue based on scheduled deliveries. Higher revenue is expected in our commercial business largely due to increased deliveries in 2005.

Cessna

(Dollars in millions)	2005	2004	2003
Revenues	$3,480	$2,473	$2,299
Segment profit	$457	$267	$199
Profit margin	13%	11%	9%
Backlog	$6,342	$5,352	$3,947

Cessna Aircraft Company is the world’s largest manufacturer of general aviation aircraft, based on unit sales. Cessna currently has four major product lines: Citation business jets, single engine turboprop Caravans, Cessna single engine piston aircraft and aftermarket services. Cessna provides dependable aircraft and premier service to corporate customers in over 75 countries. Cessna also engages in the business jet fractional ownership market through CitationShares, a venture with TAG Aviation USA, Inc. During 2005, the economy continued to strengthen, leading to a significant increase in business jet and single engine aircraft orders. At the same time, Cessna also realized the benefit of its continued strategy of investment in new product development receiving FAA certification for the CJ1+ and the CJ2+ in 2005. Cessna also expects to receive certification of the Mustang in 2006.

Cessna Revenues

The Cessna segment’s revenues increased $1.0 billion in 2005, compared with 2004, primarily due to higher Citation business jet volume of $737 million, higher pricing of $82 million and a benefit from the consolidation of CitationShares of $78 million. Citation business jet customer deliveries were 252 in 2005, compared with 179 jets in 2004.

The Cessna segment’s revenues increased $174 million in 2004, compared with 2003, primarily due to the $76 million increase from the consolidation of CitationShares, $39 million of higher pricing and a $12 million benefit from lower to used aircraft overtrade allowances. Citation business revenue jet deliveries were 179 in 2004, compared with 194 jets in 2003.

Cessna Segment Profit

Segment profit increased $190 million in 2005, compared with 2004, largely due to the $229 million impact of higher volume across all product lines and $82 million of higher pricing, partially offset by $99 million of inflation. Additionally, Cessna was able to significantly improve profit margins and overcome the challenges associated with ramping up production and increasing research and development expenses.

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

Cessna Outlook

Cessna anticipates another strong year of business jet deliveries in 2006 with total revenues expected to increase significantly. Indications are that 2007 will be a strong delivery year as well. In 2006, profit margins are expected to rise, primarily driven by the increase in revenue. Cessna will continue to invest in new products such as the Encore+ and the Mustang, broadening our product line to take advantage of the improving business jet market.

Industrial

(Dollars in millions)	2005	2004	2003
Revenues	$3,054	$3,046	$2,836
Segment profit	$150	$194	$150
Profit margin	5%	6%	5%

The Industrial segment is composed of five businesses, including E-Z-GO, Jacobsen, Kautex, Greenlee and Fluid & Power. Through these businesses, the segment provides its customers with innovative solutions and services, including golf cars and turf-care equipment, plastic fuel systems, wire and cable installation equipment, and industrial pumps and gears. These markets are highly competitive and price sensitive. Consequently, significant cost reductions are required not only to offset inflation and price concessions, primarily at Kautex, but also to improve margins.

Industrial Revenues

The Industrial segment’s revenues increased $8 million in 2005, compared with 2004, as higher pricing of $36 million and favorable foreign exchange of $31 million were largely offset by lower volume of $63 million. The lower sales volume primarily reflects decreases of $80 million at Kautex, largely due to product model changeovers, and $39 million at Jacobsen, primarily related to the strategic realignment of its North American commercial distribution network. These decreases were partially offset by higher volume of $31 million at Greenlee.

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

Industrial Segment Profit

Segment profit decreased $44 million in 2005, compared with 2004, largely due to inflation of $84 million and the impact of lower volume and an unfavorable mix of $21 million, partially offset by higher pricing of $36 million and improved cost performance of $24 million, primarily at Kautex.

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

Industrial Outlook

Industrial revenues are expected to decrease in 2006, while segment margins are forecasted to improve slightly. The forecasted decrease in revenues reflects a decline at Kautex, primarily as a result of model changeovers and the divestiture of a product line in 2005, which is expected to be partially offset by growth at Greenlee and, to a lesser extent, increases for the remaining businesses.

Finance

(Dollars in millions)	2005	2004	2003
Revenues	$628	$545	$572
Segment profit	$171	$139	$122
Profit margin	27%	26%	21%

The Finance segment is a diversified commercial finance business with core operations in aircraft finance, asset-based lending, distribution finance, golf finance, resort finance and structured capital. Its financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Within these core operations, this segment also provides financing programs for products manufactured by Textron. In 2005, management continued its focus on growing its core business while liquidating non-core assets.

Finance Revenues

The Finance segment’s revenues increased $83 million in 2005, compared with 2004. The increase was primarily due to higher finance charges and discounts of $95 million, partially offset by lower prepayment income of $10 million. The increase in finance charges and discounts was largely due to a higher interest rate environment, which accounted for $98 million of the increase, and $62 million related to higher average finance receivables of $855 million, partially offset by lower relative receivable pricing of $65 million. The increase in average finance receivables was primarily related to growth in distribution, golf and aircraft finance and asset-based lending, partially offset by reductions in the liquidating non-core portfolios.

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

Finance Segment Profit

Segment profit increased $32 million in 2005, compared with 2004, primarily due to a $29 million decrease in the provision for loan losses as a result of sustained improvements in portfolio quality, and an $18 million increase in net interest margin, which was partially offset by higher selling and administrative expenses of $15 million. The increase in net interest margin was primarily attributable to portfolio growth. Selling and administrative expenses increased primarily due to $9 million in higher variable compensation associated with portfolio growth and $5 million related to improved profitability and increased pension and benefits cost.

Segment profit increased $17 million in 2004, compared with 2003, primarily due to a $23 million decrease in the provision for loan losses, reflecting an improvement in portfolio quality, partially offset by lower net interest margin of $10 million.

Finance Portfolio Quality

The following table presents information about the credit quality of the Finance segment’s portfolio:

(In millions, except for ratios)	2005	2004	2003
Provision for loan losses	$29	$58	$81
Nonperforming assets	$111	$140	$162
Ratio of nonperforming assets to total finance assets	1.53%	2.18%	2.80%
Allowance for losses on finance receivables recorded on balance sheet	$96	$99	$119
Ratio of allowance for losses on receivables to nonaccrual finance receivables	108.6%	83.7%	78.4%
Net charge-offs	$32	$79	$117
60+ days contractual delinquency as a percentage of finance receivables	0.79%	1.47%	2.39%

The Finance segment has experienced significant improvements in portfolio quality over the past two years. The improvements in credit quality were evident through lower nonperforming asset levels and 60+ days contractual delinquency.

Textron Finance’s nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. Nonperforming assets for each of the last three year-ends by business are as follows:

(In millions)	2005	2004	2003
Resort finance	$31	$53	$55
Aircraft finance	14	12	26
Golf finance	13	26	22
Asset-based lending	6	7	6
Distribution finance	2	5	11
Other	45	37	42
Total nonperforming assets	$111	$140	$162

We believe that nonperforming assets will generally be in the range of 1% to 4% of finance assets depending on economic conditions. Textron Finance experienced significant improvement in total nonperforming assets with a $29 million decrease in 2005 and a $22 million decrease in 2004. The decrease in 2005 was primarily attributable to core businesses, including $22 million in resort finance and $13 million in golf finance, largely related to improved general economic conditions. These decreases were partially offset by an increase in liquidating portfolios. These non-core businesses continue to compose a disproportionate amount of Textron Finance’s nonperforming assets accounting for 41% of total nonperforming assets while comprising less than 5% of the total finance assets at December 31, 2005.

Finance Outlook

In 2006, we expect the Finance segment’s profit to increase primarily as a result of improved net interest margin related to higher average finance receivables.

Special Charges by Segment

	Restructuring Expense
				Other		Other	Total
	Severance	Contract	Fixed Asset	Associated		Charges	Special
(In millions)	Costs	Terminations	Impairments	Costs	Total	(Gain)	Charges
2005
Industrial	$2	$—	$—	$4	$6	$—	$6
Corporate	—	—	—	—	—	112	112
	$2	$—	$—	$4	$6	$112	$118
2004
Bell	$—	$—	$(1)	$—	$(1)	$—	$(1)
Industrial	28	37	1	6	72	—	72
Corporate	—	—	—	—	—	(12)	(12)
	$28	$37	$—	$6	$71	$(12)	$59
2003
Bell	$2	$—	$—	$—	$2	$—	$2
Cessna	8	—	1	—	9	—	9
Industrial	17	2	10	13	42	—	42
Finance	4	—	2	—	6	—	6
Corporate	3	—	—	—	3	15	18
	$34	$2	$13	$13	$62	$15	$77

Liquidity and Capital Resources

Textron’s financings are conducted through two borrowing groups: Textron Manufacturing and Textron Finance. This framework is designed to enhance Textron’s borrowing power by separating the Finance segment. To support creditors in evaluating the separate borrowing groups, Textron presents separate balance sheets and statements of cash flows for each borrowing group. Textron Manufacturing consists of Textron Inc., the parent company, consolidated with the entities that operate in the Bell, Cessna and Industrial business segments, whose financial results are a reflection of the ability to manage and finance the development, production and delivery of tangible goods and services. Textron Finance consists of Textron’s wholly owned commercial finance subsidiary, Textron Financial Corporation, consolidated with its subsidiaries. The financial results of Textron Finance are a reflection of its ability to provide financial services in a competitive marketplace, at appropriate pricing, while managing the associated financial risks. The fundamental differences between each borrowing group’s activities result in different measures used by investors, rating agencies and analysts.

A portion of Textron Finance’s business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing. The cash flows related to these captive financing activities are reflected as operating activities (by Textron Manufacturing) and as investing activities (by Textron Finance) based on each group’s operations. These captive financing transactions have been eliminated, and cash from customers or from securitizations is recognized in operating activities within the Consolidated Statements of Cash Flows when received.

Textron Inc. provides a support agreement to Textron Finance that requires Textron Inc. to maintain 100% ownership of Textron Finance. The agreement also requires Textron Finance to maintain fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. Textron Finance’s bank agreements prohibit the termination of the support agreement.

Textron’s financial position continued to be strong at the end of 2005 and included aggregate cash and cash equivalents of $796 million, compared with $697 million at the end of 2004. During 2005, cash flows from operations were the primary source of funds for our operating needs, dividends and capital expenditures. Management analyzes operating cash flows for Textron Manufacturing by tracking free cash flow, which is calculated using net cash provided by operating activities, adding back proceeds on the sale of property, plant and equipment, then subtracting capital expenditures, including those financed with capital leases.

Operating Cash Flows of Continuing Operations

(In millions)	2005	2004	2003
Consolidated	$952	$949	$846
Textron Manufacturing	$894	$973	$552
Textron Finance	$247	$161	$242

Operating cash flows on a consolidated basis have remained fairly consistent over the past few years. These consolidated cash flows exclude net captive financing activity (cash outflows from finance receivable originations, net of cash inflows from repayments, sales and securitizations) between Textron Manufacturing and Textron Finance. In 2005 and 2004, this net captive financing activity increased Textron Manufacturing’s separate cash flows by $100 million and $165 million, respectively, while in 2003, cash flows were decreased by $86 million. Excluding these net changes from Textron Manufacturing’s cash flows, the increase in 2005 is largely due to increased income from operations, while the increase in 2004 is largely due to increased customer deposits in the Bell and Cessna segments resulting from an increase in orders for jets and commercial helicopters.

Textron Manufacturing’s operating cash flows include after-tax cash used to fund Textron’s restructuring program of $12 million in 2005, $24 million in 2004 and $34 million in 2003. This program was substantially completed at the end of 2005 with forecasted cash payments in 2006 of approximately $4 million.

Investing Cash Flows of Continuing Operations

(In millions)	2005	2004	2003
Consolidated	$(1,223)	$(800)	$(37)
Textron Manufacturing	$(362)	$(158)	$(182)
Textron Finance	$(950)	$(756)	$272

Over the past three years, Textron’s consolidated cash flows used in investing activities have been largely driven by an increase in net financing activities at Textron Finance. The 2005 and 2004 increases in cash used in investing activities in the consolidated cash flows reflect a higher use of cash resulting from the increase in finance receivable originations, net of cash collections from repayments, sales and securitizations, of $198 million and $744 million, respectively.

Textron Manufacturing increased its use of cash for investing activities by $204 million in 2005 primarily with a $118 million increase in capital expenditures and a $38 million decrease in proceeds that were received in 2004 from the sale of C&A common stock. The increase in capital expenditures is primarily related to higher spending at the Bell segment in response to increased production demands. Capital expenditures for Textron Manufacturing totaled $371 million in 2005, $282 million in 2004 and $272 million in 2003, including expenditures purchased through capital leases of $15 million in 2005, $44 million in 2004 and $26 million in 2003.

The separate borrowing group cash flows of Textron Finance reflect investing activities that include $824 million, $892 million and $886 million in non-cash activity for finance receivables originated in connection with the sale of Textron Manufacturing’s inventory in 2005, 2004 and 2003, respectively. Cash received from customers and securitizations related to the sale of this inventory is also included within Textron Finance’s investing activities totaling $724 million, $727 million and $972 million in 2005, 2004 and 2003, respectively. Within the Consolidated Statements of Cash Flows these amounts have been eliminated from investing activities and are recorded as a net amount in operating cash flows under the caption “Captive Finance Receivables, Net.”

Financing Cash Flows of Continuing Operations

(In millions)	2005	2004	2003
Consolidated	$284	$(276)	$(735)
Textron Manufacturing	$(403)	$(708)	$(456)
Textron Finance	$587	$361	$(354)

The 2005 increase in cash provided by financing activities in the consolidated cash flows was largely due to an increase in debt outstanding at both Textron Manufacturing and Textron Finance. The increase in Textron Manufacturing principally reflects a retirement of debt of $300 million in 2004 and the issuance of $281 million in short term debt in 2005. Textron Finance increased its debt outstanding to fund asset growth. These increases were partially offset by higher cash outflows from a $182 million increase in purchases of Textron common stock, $81 million in lower proceeds from employee stock ownership plans and a $54 million increase in dividend payments, primarily due to the timing of dividend payments with four quarters paid in 2005 and only three quarters paid in 2004.

In 2004, the decrease in cash used by financing activities in the consolidated cash flows principally reflects a $715 million increase in cash provided by Textron Finance reflecting an increase in debt outstanding to fund asset growth, partially offset by a decrease at Textron Manufacturing largely due to higher cash outflows from a $351 million increase in purchases of Textron common stock.

Principal Payments and Retirements of Long-Term Debt

In 2005, 2004 and 2003, Textron Manufacturing made principal payments of $417 million, $360 million and $503 million, respectively. In 2005, 2004 and 2003, Textron Finance made principal payments on long-term debt of $0.8 billion, $1.3 billion and $1.4 billion, respectively.

Stock Repurchases

On January 26, 2006, Textron’s Board of Directors authorized a new 12-million-share repurchase program. This program supercedes Textron’s previous authorization, which was exhausted in January. In 2005, 2004 and 2003, Textron repurchased approximately 8,035,000, 6,534,000 and 1,951,000 shares of common stock, respectively, under its Board-authorized share repurchase programs for an aggregate cost of $606 million, $425 million and $66 million, respectively.

Dividends

Textron’s Board of Directors approved dividends of $1.40 per common share in 2005. On January 26, 2006, the Board of Directors authorized a $0.15 per share increase in Textron’s annualized common stock dividend to $1.55 per share and, accordingly, a quarterly dividend of $0.3875 per share for holders of record at the close of business on March 10, 2006. Dividend payments to shareholders totaled $189 million, $135 million and $222 million in 2005, 2004 and 2003, respectively. The 2003 payments include an additional payment made for the fourth quarter dividend, which is typically paid in the following year.

Discontinued Operations Cash Flows

(In millions)	2005	2004	2003
Operating activities	$84	$1	$129
Investing activities	$28	$(18)	$400
Financing activities	$(1)	$—	$(99)

Cash flows from discontinued operations include Textron Manufacturing’s Fastening Systems, OmniQuip and InteSys businesses, and Textron Finance’s small business finance operation. See Note 2 to the Consolidated Financial Statements for details concerning these dispositions. In 2003, cash provided by investing activities included the receipt of $421 million in cash upon the sale of substantially all of the small business finance operation, and $198 million in tax refunds and cash proceeds related to the sale of the OmniQuip business, partially offset by $197 million in finance receivable originations, net of repayments.

Capital Resources

Textron Manufacturing’s debt (net of cash)-to-capital ratio as of December 31, 2005 was 26%, compared with 25% at January 1, 2005. Textron Manufacturing’s gross debt-to-capital ratio as of December 31, 2005 was 37%, compared with 33% at January 1, 2005. Textron Manufacturing has established a gross debt-to-capital ratio target in the mid-thirties. Consistent with the methodology used by members of the financial community, leverage of the manufacturing operations excludes the debt of Textron Finance. In turn, Textron Finance limits its borrowings to an amount, taking into account the risk profile of its assets, consistent with a single A credit rating. Surplus capital of Textron Finance is returned to Textron Inc.

Borrowings have historically been a secondary source of funds for Textron Manufacturing and, along with the collection of finance receivables, are a primary source of funds for Textron Finance. Both Textron Manufacturing and Textron Finance utilize a broad base of financial sources for their respective liquidity and capital needs. Our credit ratings are predominantly a function of our ability to generate operating cash flow and satisfy certain financial ratios. Since high-quality credit ratings provide us with access to a broad base of global investors at an attractive cost, we target a long-term A rating from the independent debt-rating agencies. In November 2005, Fitch upgraded its outlook for Textron Manufacturing and Textron Finance to positive, while Moody’s and Standard & Poor’s have assessed the outlook for both groups as stable. The credit ratings of these three debt-ratings agencies are as follows:

Standard &
	Fitch	Moody’s	Poor’s
Long-term:
Textron Manufacturing	A-	A3	A-
Textron Finance	A-	A3	A-
Short-term:
Textron Manufacturing	F2	P2	A2
Textron Finance	F2	P2	A2

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. None of these lines of credit was used at December 31, 2005 or January 1, 2005. Textron Manufacturing has primary revolving credit facilities of $1.3 billion that expire in 2010. Textron Manufacturing’s credit facilities permit Textron Finance to borrow under those facilities. Textron Finance also has $1.5 billion in bank lines of credit, of which $500 million expires in July 2006 and $1.0 billion expires in 2010. Textron Finance’s facility that expires in 2006 includes a one-year term out option that effectively extends its expiration into 2007. At December 31, 2005, the lines of credit not reserved as support for commercial paper and letters of credit were $1.2 billion for Textron Manufacturing and $300 million for Textron Finance.

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $4.0 billion. Under this registration statement, Textron Finance issued $1.4 billion of term debt and CAD 0.1 billion of term debt during 2005. The proceeds from these issuances were used to fund receivable growth and repay short-term debt. At December 31, 2005, Textron Finance had $1.8 billion available under this registration statement. Textron Manufacturing may issue public debt and other securities in one or more offerings up to a total maximum offering of $2.0 billion under its shelf registration statement filed with the Securities and Exchange Commission. At December 31, 2005, Textron Manufacturing had $1.6 billion available under this registration statement.

Contractual Obligations

The following table summarizes Textron Manufacturing’s known contractual obligations to make future payments or other consideration pursuant to certain contracts as of December 31, 2005, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payment Due by Period
	Less than					More than
(In millions)	1 Year	2 Years	3 Years	4 Years	5 Years	5 Years	Total
Textron Manufacturing:
Liabilities reflected in balance sheet:
Long-term debt	$272	$34	$341	$—	$252	$913	$1,812
Capital lease obligations	3	3	2	3	2	109	122
Pension benefits for unfunded plans	13	12	14	15	15	142	211
Postretirement benefits other than pensions	67	66	64	61	58	503	819
Other long-term liabilities	101	74	50	33	27	272	557
Liabilities not reflected in balance sheet:
Operating leases	51	37	28	27	25	119	287
Purchase obligations	1,682	401	144	28	4	25	2,284
Total Textron Manufacturing	$2,189	$627	$643	$167	$383	$2,083	$6,092

Long-term debt and capital lease obligations included in the table above do not include interest payments. Operating leases represent undiscounted obligations under noncancelable leases.

Textron maintains defined benefit pension plans and postretirement benefit plans other than pensions as discussed in Note 14 to the Consolidated Financial Statements. Included in the table above are discounted estimated benefit payments to be made by Textron related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. Textron also expects to make contributions to its funded pension plans in the range of $25 million to $30 million per year over the next five years, which are not reflected in this table.

Other Long-Term Liabilities primarily include undiscounted amounts on the Consolidated Balance Sheet as of December 31, 2005 representing obligations under deferred compensation arrangements and estimated environmental remediation costs. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals. Timing of cash flows associated with environmental remediation costs are largely based on historical experience.

Purchase obligations represent undiscounted obligations for which Textron is committed to purchase goods and services as of December 31, 2005. Textron’s ultimate liability for these obligations may be reduced based upon termination provisions included in certain purchase contracts, the costs incurred to date by vendors under these contracts or by recourse under firm contracts with the U.S. Government under normal termination clauses.

Effective January 2, 2005, Textron engaged a third-party service provider to assume oversight of its information technology infrastructure, including maintenance, operational oversight and purchases of hardware (the “IT Contract”). The IT Contract covers a 10-year period and is subject to variable pricing and quantity provisions for both purchases of computer hardware and system design modifications. Textron retains the right to approve significant design, equipment purchase and related decisions by the service provider. Textron has the ability to terminate the IT Contract prior to its full term and would consequently be subject to variable termination fees that decline over time and do not exceed $63 million in 2006.

In addition to the amounts included above, Textron Manufacturing has contractual obligations related to certain businesses reported as discontinued operations, primarily related to purchase obligations and post-retirement benefit obligations other than pensions. These amounts are estimated to be paid as follows: $54 million in less than one year, $11 million in two years, $1 million in three years, $1 million in four years, $1 million in five years and $27 million in more than five years.

The following table summarizes Textron Finance’s known contractual obligations to make future payments. Due to the nature of finance companies, Textron Finance also has contractual cash receipts that will be received in the future. Textron Finance generally borrows funds at various contractual maturities to match the maturities of its finance receivables. The contractual payments and receipts as of December 31, 2005 are detailed below:

	Payments/Receipts Due by Period
	Less than					More than
(In millions)	1 Year	2 Years	3 Years	4 Years	5 Years	5 Years	Total
Textron Finance:
Contractual payments:
Commercial paper and other short-term debt	$1,200	$—	$—	$—	$—	$—	$1,200
Term debt	1,035	1,088	823	542	557	226	4,271
Operating leases	6	5	5	3	1	1	21
Total contractual payments	2,241	1,093	828	545	558	227	5,492
Contractual receipts:
Finance receivables	2,350	1,015	850	584	566	1,398	6,763
Operating leases	24	18	14	12	12	28	108
Total contractual receipts	2,374	1,033	864	596	578	1,426	6,871
Cash	10	—	—	—	—	—	10
Total cash and contractual receipts	2,384	1,033	864	596	578	1,426	6,881
Net cash and contractual receipts (payments)	$143	$(60)	$36	$51	$20	$1,199	$1,389
Cumulative net cash and contractual receipts	$143	$83	$119	$170	$190	$1,389

Finance receivable receipts are based on contractual cash flows. These amounts could differ due to prepayments, charge-offs and other factors. Contractual receipts and payments exclude finance charges and discounts from receivables, debt interest payments, proceeds from sale of operating lease equipment and other items.

As shown in the preceding table, cash collections from finance assets are expected to be sufficient to cover maturing debt and other contractual liabilities. At December 31, 2005, Textron Finance had $2.2 billion in debt and $439 million in Other Liabilities that are payable within the next 12 months.

At December 31, 2005, Textron Finance had unused commitments to fund new and existing customers under $1.2 billion of committed revolving lines of credit, compared with $1.0 billion at January 1, 2005. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements.

Off-Balance Sheet Arrangements

Textron has joint venture agreements with external financing arrangements for which Textron has guaranteed approximately $15 million in debt obligations, including approximately $5 million related to discontinued operations. Textron would be required to make payments under these guarantees if a joint venture defaults under the debt agreements.

Bell Helicopter and AgustaWestland North America Inc. (“AWNA”) formed the AgustaWestlandBell LLC (“AWB LLC”) in January 2004 for the joint design, development, manufacture, sale, customer training and product support of the US101 helicopter, recently designated the VH-71 helicopter, and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government.

In March 2005, AWB LLC received a $1.2 billion cost reimbursement-type subcontract from Lockheed Martin for the System Development and Demonstration phase of the U.S. Marine Corps Marine 1 Helicopter Squadron (VH-71) Program. On March 11, 2005, Bell Helicopter guaranteed to Lockheed Martin the due and prompt performance by AWB LLC of all its obligations under this subcontract, provided that Bell Helicopter’s liability under the guaranty shall not exceed 49% of AWB LLC’s aggregate liability to Lockheed Martin under the subcontract. AgustaWestland N.V., AWNA’s parent company, has guaranteed the remaining 51% to Lockheed Martin. Bell Helicopter and AgustaWestland N.V. have entered into cross-indemnification agreements in which each party indemnifies the other related to any payments required under these agreements that result from the indemnifying party’s workshare under any subcontracts received.

For 2005, AWB LLC’s maximum obligation is 20% of the total contract value, which equates to $232 million based on the current contract value of $1.2 billion. In 2006, AWB LLC’s maximum obligation increases to 40%, or $464 million, and thereafter increases to 50%, or $580 million. Accordingly, the maximum amount of Bell Helicopter’s liability under the guarantee is $114 million at December 31, 2005 and will be $227 million in 2006 and $284 million thereafter through completion.

Textron Manufacturing enters into a forward contract in Textron common stock on an annual basis. The contract is intended to hedge the earnings and cash volatility of stock-based incentive compensation indexed to Textron stock. The forward contract requires annual cash settlement between the counterparties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. As of December 31, 2005, the contract was for approximately 1.7 million shares with a strike price of $70.80. The market price of the stock was $76.98 at December 31, 2005, resulting in a receivable of $10 million, compared with a receivable of $31 million at January 1, 2005.

Textron Finance sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet, and the proceeds received are used to reduce the recorded debt levels. Despite the reduction in the recorded balance sheet position, Textron Finance generally retains a subordinate interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. These retained interests are more fully discussed in the Securitizations section of Note 5 to the Consolidated Financial Statements. Textron Finance utilizes these off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $361 million and $394 million in 2005 and 2004, respectively. Proceeds from securitizations includes proceeds received related to incremental increases in the level of distribution finance receivables sold and excludes amounts received related to the ongoing replenishment of the outstanding sold balance of these receivables with short durations. Textron Finance has used the proceeds from these arrangements to fund the origination of new finance receivables and to retire commercial paper.

Whole-loan finance receivable sales in which Textron Finance maintains a continuing interest differ from securitizations as loans are sold directly to investors and no portion of the sale proceeds is deferred. Limited credit enhancement is typically provided for these transactions in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk. Textron Finance has a contingent liability related to the sale of equipment lease rents in 2003 and 2001. The maximum liability at December 31, 2005 was $42 million. Textron Finance has valued this contingent liability based on assumptions for annual credit losses and prepayment rates of 0.25% and 7.50%, respectively. An instantaneous 20% adverse change in these rates would have an insignificant impact on the valuation of this recourse liability.

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

Critical Accounting Policies

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make complex and subjective judgments in the selection and application of accounting policies. The accounting policies that we believe are most critical to the portrayal of Textron’s financial condition and results of operations are listed below. We believe these policies require our most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the Consolidated Financial Statements, which includes other significant accounting policies.

Receivable and Inventory Reserves

We evaluate the collectibility of our commercial and finance receivables based on a combination of factors. For larger balance commercial loans, Textron Finance considers borrower specific information, industry trends and estimated discounted cash flows, as well as the factors reviewed for its homogeneous loan pools. In circumstances where we are aware of a specific customer’s inability to meet its short-term financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit scores, geographic economic conditions, etc.), we record a specific reserve for bad debts for amounts we estimate to be potentially uncollectible. Receivables are charged off when deemed uncollectible.

For homogeneous loan pools and all other receivables, we recognize reserves for bad debts based on current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of underlying collateral, and general economic conditions and trends. Textron Finance estimates that its losses will range from 0.5% to 4.0% of finance receivables depending on the specific homogeneous loan pool. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date when the collateral is repossessed or when no payment has been received for six months unless we deem the receivable collectible.

Reserves on certain finance receivables are determined using estimates of related collateral values based on historical recovery rates and current market conditions. Management reviews the market conditions for used equipment and aircraft inventories on a periodic basis. A deterioration in market conditions resulting in lower recovery rates would result in lower estimated collateral values, increasing the amount of reserves required on related receivables and used inventories on hand. Based on current market conditions and recovery rates, we believe our reserves are adequate as of December 31, 2005.

Long-Term Contracts

We recognize revenue and profit as work on certain government long-term engineering, development and production contracts progresses using the contract method of accounting, which relies on estimates of the total contract cost and revenue. Estimated contract cost and revenue are based on current contract specifications, expected engineering requirements and the achievement of contract milestones, including product deliveries. Contract costs are typically incurred over a period of several years, and the estimation of these costs requires substantial judgment. The cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals. We update our projections of costs at least semiannually or when circumstances significantly change. Adjustments to projected costs are recognized in net earnings when determinable. Favorable changes in estimates result in additional profit recognition, while unfavorable changes in estimates result in the reversal of previously recognized earnings. Any anticipated losses on contracts are charged to earnings when identified. Earnings on long-term contracts could be reduced by a material amount resulting in a charge to income if (a) total estimated contract costs are significantly higher than expected due to changes in customer specifications prior to contract amendment, (b) total estimated contract costs are significantly higher than previously estimated due to cost overruns or inflation, (c) there is a change in engineering efforts required during the development stage of the contract or (d) we are unable to meet contract milestones.

Goodwill

We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. We completed our annual impairment test in the fourth quarter of 2005 using the estimates from our long-term strategic plans. No adjustment was required to the carrying value of our goodwill based on the analysis performed.

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

Within our Industrial segment, the Fluid Handling Products component has assumed an annual operating profit growth rate of approximately 9% over the five-year planning period driven by anticipated revenue growth of approximately 4% annually along with increased profit margins from improvements resulting from ongoing transformation efforts. A 100-basis-point reduction in the estimated operating profit growth rate from those used in our discounted cash flow model to approximately 8% would reduce the estimated fair value by up to approximately $20 million, and may result in the carrying value of the business exceeding its estimated fair value, potentially resulting in an impairment charge. At December 31, 2005, the goodwill allocated to this business totaled approximately $200 million.

Securitized Transactions

Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. While the assets sold are no longer on our balance sheet, our retained interests are included in Other Assets. We may retain an interest in the transferred assets in the form of interest-only securities, seller certificates, cash reserve accounts, and servicing rights and obligations. Our retained interests are subordinate to other investors’ interests in the securitizations. Generally, we do not provide legal recourse to third-party investors that purchase interests in our securitizations beyond the credit enhancement inherent in the retained interest only securities, seller certificates and cash reserve accounts.

We estimate the fair value of the retained interests based on the present value of future cash flows expected using our best estimates of prepayment speeds, credit losses and discount rates commensurate with the risks involved. These assumptions are reviewed each quarter, and the retained interests are written down when the carrying value exceeds the fair value based on revised estimates and the decline is estimated to be other than temporary. Based on our sensitivity analysis, as discussed in Note 5 to the Consolidated Financial Statements, a 20% adverse change in either the prepayment speed, expected credit losses or the residual cash flows discount rate would not result in a material charge to income.

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

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. For 2005, we have reduced the assumed expected long-term rate of return on plan assets used in calculating pension expense to 8.57% from 8.72% in 2004. While over the past ten years, returns for the largest pool of managed retirement assets have exceeded 9.97%, the weighted-average expected long-term rate of return assumption was lowered to reflect the generally expected moderation of long-term rates of return in the financial markets, as well as the change in our investment portfolio mix. Our qualified domestic plans compose over 83% of our total pension obligations. In 2005, the assumed rate of return for our qualified domestic plans was 8.75%. A 50-basis-point decrease in this long-term rate of return would result in a $21 million annual increase in pension expense for our qualified domestic plans.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and increases pension expense. In 2005, we decreased our weighted-average discount rate used in calculating pension expense to 5.69% from 6.17% in 2004. For our qualified domestic plans, the assumed discount rate was 5.75% for 2005. A 50-basis-point decrease in this discount rate would result in a $32 million annual increase in pension expense for our qualified domestic plans.

The estimated accumulated benefit obligations for certain pension plans exceeded the fair value of the plan assets at December 31, 2005. However, strong asset returns and contributions to the plans reduced the shortfall during 2005. Accordingly, we recorded a non-cash adjustment to shareholders’ equity for the minimum pension liability of $34 million, net of income taxes, in the fourth quarter of 2005.

The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2005 medical and prescription drug healthcare cost trend rate, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, was 11%. The medical rate is assumed to decrease to 5% by 2009 and then remain at that level. The prescription drug rate is expected to rise to 12%

in 2006, then decrease to 5% by 2013 and then remain at that level. See Note 14 to the Consolidated Financial Statements for the impact of a one-percentage-point change in the cost trend rate.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Based on the evaluation of available evidence, we recognized future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not that we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or Other Comprehensive Income (Loss), as appropriate.

In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in prior carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. See Note 15 to the Consolidated Financial Statements for further detail.

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

Recently Adopted Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the transition date for companies to the first fiscal year beginning after June 15, 2005, effectively delaying Textron’s required adoption of SFAS No. 123-R until the first quarter of 2006.

Textron elected to adopt SFAS No. 123-R in the first quarter of 2005 using the modified prospective method. Under this transition method, compensation expense recognized in 2005 includes: a) compensation cost for all stock options and restricted stock granted prior to but not yet vested as of January 1, 2005, based on the grant-date fair value estimated and recognized in accordance with the provisions of SFAS No. 123 and b) compensation cost for all stock options and restricted stock granted subsequent to January 1, 2005, and all share-based compensation awards accounted for as liabilities, based upon the measurement and recognition provisions of SFAS No. 123-R. For awards granted or modified in 2005 and prospectively, compensation costs for awards with only service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation costs for awards granted prior to 2005 are recognized using the attribution methods required under SFAS No. 123. Upon adoption, Textron re-measured its share-based compensation awards that are accounted for as liabilities at fair value. The cumulative effect of adoption upon this re-measurement resulted in an increase to net income of approximately $1 million in the first quarter of 2005, which is not considered to be material and is recorded in selling and administrative expense.

Adoption of SFAS No. 123-R resulted in recognition of stock option costs in 2005. The stock option costs are included primarily in selling and administrative expense and totaled approximately $15 million for continuing operations and $2 million for discontinued operations in 2005. In accordance with the modified prospective method, prior periods have not been restated. No compensation expense related to stock option grants has been recorded in the Consolidated Statement of Operations for 2003 and 2004, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

As of December 31, 2005, $58 million represents the total compensation cost associated with unvested share-based compensation awards subject only to service conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately two years. As of December 31, 2005, $25 million represents the total compensation cost associated with unvested share-based compensation awards subject to performance vesting conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately two years.

SFAS No. 123-R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. For 2005, $14 million of these excess tax benefits have been presented as cash provided by financing activities in the Consolidated Statement of Cash Flows.

The valuation of stock options requires numerous assumptions. Textron determines the fair value of each option as of the date of grant using the Black-Scholes option-pricing model. This model requires inputs for the expected volatility of Textron’s common stock price, expected life of the option and expected dividend yield, among others. In addition, we estimate the number of options expected to eventually vest. Expected volatility estimates are based on implied volatilities from traded options on Textron common stock, historical volatilities and other factors. Textron uses historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.

See Note 13 to the Consolidated Financial Statements for additional details.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risks

Our financial results are affected by changes in U.S. and foreign interest rates. As part of managing this risk, we enter into interest rate exchange agreements to convert certain floating-rate debt to fixed-rate debt and vice versa. The overall objective of our interest rate risk management is to achieve a prudent balance between floating- and fixed-rate debt. We continuously monitor our mix of floating- and fixed-rate debt and adjust the mix, as necessary, based on our evaluation of internal and external factors. The difference between the rates Textron Manufacturing received and the rates it paid on interest rate exchange agreements did not significantly impact interest expense in 2005, 2004 or 2003.

Within the Finance segment, a strategy of matching floating-rate assets with floating-rate liabilities limits our risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At December 31, 2005, floating-rate liabilities in excess of floating-rate assets were $156 million, net of $2.9 billion of interest rate exchange agreements which effectively converted fixed-rate debt to a floating-rate equivalent and $122 million of interest rate exchange agreements which effectively converted fixed-rate finance receivables to a floating-rate equivalent. For Textron Finance, interest rate exchange agreements designated as hedges of debt had the effect of decreasing interest expense by $11 million, $40 million and $43 million in 2005, 2004 and 2003, respectively.

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For 2005, the impact of foreign exchange rate changes from 2004 increased revenues by approximately $31 million (0.4%) and decreased segment profit by approximately $3 million (0.4%).

Textron Manufacturing manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency so that certain exposures are naturally offset. During 2005, Textron Manufacturing primarily used borrowings denominated in euro and British pound sterling for these purposes.

In managing its foreign currency transaction exposures, Textron Manufacturing also enters into foreign currency forward exchange and option contracts. These contracts are generally used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign exchange contracts, foreign currency options and currency swaps was approximately $699 million at the end of 2005 and $493 million at the end of 2004.

Quantitative Risk Measures

In the normal course of business, we enter into financial instruments for purposes other than trading. To quantify the market risk inherent in our financial instruments, we utilize a sensitivity analysis. The financial instruments that are subject to market risk (interest rate risk, foreign exchange rate risk and equity price risk) include finance receivables (excluding lease receivables), debt (excluding lease obligations), interest rate exchange agreements, foreign exchange contracts, marketable equity securities and marketable security price forward contracts.

Presented below is a sensitivity analysis of the fair value of financial instruments outstanding at year-end. We estimate the fair value of the financial instruments using discounted cash flow analysis and independent investment bankers. This sensitivity analysis is most likely not indicative of actual results in the future. The following table illustrates the sensitivity to a hypothetical change in the fair value of the financial instruments assuming a 10% decrease in interest rates, a 10% strengthening in exchange rates against the U.S. dollar and a 10% decrease in the quoted market prices of applicable marketable equity securities.

	2005			2004
			Sensitivity of			Sensitivity of
			Fair Value			Fair Value
	Carrying	Fair	to a 10%	Carrying	Fair	to a 10%
(In millions)	Value*	Value*	change	Value*	Value*	change
Interest rate risk
Textron Manufacturing:
Debt	$(1,934)	$(2,012)	$(36)	$(1,770)	$(1,881)	$(34)
Interest rate exchanges	(10)	(10)	3	(2)	(2)	4
Textron Finance:
Finance receivables	5,589	5,515	32	4,793	4,747	42
Interest rate exchanges – receivables	8	8	3	12	12	4
Debt	(5,420)	(5,423)	(92)	(4,783)	(4,864)	(66)
Interest rate exchanges – debt	(47)	(47)	32	3	3	10
Foreign exchange rate risk
Textron Manufacturing:
Debt	(932)	(974)	(97)	(758)	(796)	(80)
Foreign currency exchange contracts	23	23	56	34	34	36
Equity price risk
Textron Manufacturing:
Marketable security price forward contracts	10	10	(13)	31	31	(14)

* Asset or (liability)

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the interruption of production at Textron facilities or Textron’s customers or suppliers; (c) Textron’s ability to perform as anticipated and to control costs under contracts with the U.S. Government; (d) the U.S. Government’s ability to unilaterally modify or terminate its contracts with Textron for the U.S. Government’s convenience or for Textron’s failure to perform, to change applicable procurement and accounting policies and, under certain circumstances, to suspend or debar Textron as a contractor eligible to receive future contract awards; (e) changes in national or international funding priorities and government policies on the export and import of military and commercial products; (f) the adequacy of cost estimates for various customer care programs, including servicing warranties; (g) the ability to control costs and successful implementation of various cost reduction programs; (h) the timing of certifications of new aircraft products; (i) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied or where Textron Financial offers financing; (j) changes in aircraft delivery schedules or cancellation of orders; (k) the impact of changes in tax legislation; (l) the extent to which Textron is able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (m) Textron’s ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (n) Textron’s ability to realize full value of receivables and investments in securities; (o) the availability and cost of insurance; (p) increases in pension expenses related to lower than expected asset performance or changes in discount rates; (q) Textron Financial’s ability to maintain portfolio credit quality; (r) Textron Financial’s access to debt financing at competitive rates; (s) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (t) performance of acquisitions; (u) the efficacy of research and development investments to develop new products; (v) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in Textron’s supply chain or difficulty in collecting amounts owed by such customers; and (w) Textron’s ability to execute planned dispositions.

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

Report of Management

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s best estimates and judgments. Management is also responsible for establishing and maintaining adequate internal control over financial reporting for Textron Inc., as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on our assessment of the effectiveness of Textron’s internal control over financial reporting as of December 31, 2005, as stated in its reports, which are included herein.

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

The Audit Committee of our Board of Directors, on behalf of the shareholders, oversees management’s financial reporting responsibilities. The Audit Committee, composed of five directors who are not officers or employees of Textron, meets regularly with the independent auditors, management and our internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the independent auditors and the internal auditors have free and full access to senior management and the Audit Committee.

/s/ Lewis B. Campbell	/s/ Ted R. French
Lewis B. Campbell	Ted R. French
Chairman, President and Chief	Executive Vice President and
Executive Officer	Chief Financial Officer

February 13, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Textron Inc.

We have audited management’s assessment, included in the accompanying Report of Management, that Textron Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Textron’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Textron Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Textron Inc. as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2005 of Textron Inc. and our report dated February 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 13, 2006

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule

To the Board of Directors and Shareholders of Textron Inc.

We have audited the accompanying consolidated balance sheets of Textron Inc. (the “Company”) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule contained on page 77. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Inc. at December 31, 2005 and January 1, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Textron Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2006 expressed an unqualified opinion thereon.

As discussed in Note 13 to the Consolidated Financial Statements, in 2005 Textron adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”, and as discussed in Note 11 to the Consolidated Financial Statements, in 2003 Textron adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

/s/ Ernst & Young LLP
Boston, Massachusetts
February 13, 2006

Consolidated Statements of Operations

For each of the years in the three-year period ended December 31, 2005

(In millions, except per share amounts)	2005	2004	2003
Revenues
Manufacturing revenues	$9,415	$7,773	$7,483
Finance revenues	628	545	572
Total revenues	10,043	8,318	8,055
Costs, expenses and other
Cost of sales	7,464	6,206	6,106
Selling and administrative	1,403	1,209	1,107
Interest expense, net	290	246	275
Provision for losses on finance receivables	29	58	81
Special charges	118	59	77
Gain on sale of businesses	—	—	(15)
Total costs, expenses and other	9,304	7,778	7,631
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts	739	540	424
Income taxes	(223)	(165)	(109)
Distributions on preferred securities of subsidiary trusts, net of income taxes	—	—	(13)
Income from continuing operations	516	375	302
Loss from discontinued operations, net of income taxes	(313)	(10)	(43)
Net income	$203	$365	$259
Per common share:
Basic:
Income from continuing operations	$3.86	$2.73	$2.22
Loss from discontinued operations, net of income taxes	(2.34)	(0.07)	(0.31)
Net income	$1.52	$2.66	$1.91
Diluted:
Income from continuing operations	$3.78	$2.68	$2.20
Loss from discontinued operations, net of income taxes	(2.29)	(0.07)	(0.31)
Net income	$1.49	$2.61	$1.89

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

As of December 31, 2005 and January 1, 2005

(Dollars in millions, except share data)	2005	2004
Assets
Textron Manufacturing
Cash and cash equivalents	$786	$570
Accounts receivable, net	891	843
Inventories	1,712	1,536
Other current assets	464	515
Assets of discontinued operations	1,122	1,633
Total current assets	4,975	5,097
Property, plant and equipment, net	1,574	1,513
Goodwill	979	1,002
Other intangible assets, net	32	33
Other assets	1,498	1,492
Total Textron Manufacturing assets	9,058	9,137
Textron Finance
Cash	10	127
Finance receivables, net	6,667	5,738
Goodwill	169	169
Other assets	595	704
Total Textron Finance assets	7,441	6,738
Total assets	$16,499	$15,875
Liabilities and shareholders’ equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$275	$420
Accounts payable	677	508
Accrued liabilities	1,749	1,702
Liabilities of discontinued operations	446	520
Total current liabilities	3,147	3,150
Accrued postretirement benefits other than pensions	515	527
Other liabilities	1,511	1,493
Long-term debt	1,659	1,350
Total Textron Manufacturing liabilities	6,832	6,520
Textron Finance
Other liabilities	510	467
Deferred income taxes	461	453
Debt	5,420	4,783
Total Textron Finance liabilities	6,391	5,703
Total liabilities	13,223	12,223
Shareholders’ equity
Capital stock:
Preferred stock:
$2.08 Cumulative Convertible Preferred Stock, Series A (liquidation value $11)	4	4
$1.40 Convertible Preferred Dividend Stock, Series B (preferred only as to dividends)	6	6
Common stock (205,613,104 and 203,360,698 shares issued and 130,184,723 and 135,372,887 outstanding)	26	25
Capital surplus	1,533	1,369
Retained earnings	5,808	5,792
Accumulated other comprehensive loss	(78)	(97)
	7,299	7,099
Less cost of treasury shares	4,023	3,447
Total shareholders’ equity	3,276	3,652
Total liabilities and shareholders’ equity	$16,499	$15,875

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

For each of the years in the three-year period ended December 31, 2005

	Shares Outstanding*			Dollars
	(In thousands)			(In millions)
	2005	2004	2003	2005	2004	2003
$2.08 Preferred stock
Beginning balance	105	112	120	$4	$4	$5
Conversion to common stock	(21)	(7)	(8)	—	—	(1)
Ending balance	84	105	112	$4	$4	$4
$1.40 Preferred stock
Beginning balance	50	52	56	$6	$6	$6
Conversion to common stock	(3)	(2)	(4)	—	—	—
Ending balance	47	50	52	$6	$6	$6
Common stock
Beginning balance	135,373	137,238	136,500	$25	$25	$25
Purchases	(8,035)	(6,534)	(1,951)	—	—	—
Exercise of stock options	2,149	4,351	1,788	1	—	—
Conversion of preferred stock to common stock	101	41	48	—	—	—
Other issuances of common stock	597	277	853	—	—	—
Ending balance	130,185	135,373	137,238	$26	$25	$25
Capital surplus
Beginning balance				$1,369	$1,148	$1,080
Conversion of preferred stock to common stock				1	—	—
Exercise of stock options and other issuances				163	221	68
Ending balance				$1,533	$1,369	$1,148
Retained earnings
Beginning balance				$5,792	$5,606	$5,526
Net income				203	365	259
Dividends declared ($1.40, $1.33 and $1.30 per share, respectively)				(187)	(179)	(179)
Ending balance				$5,808	$5,792	$5,606
Treasury stock
Beginning balance				$3,447	$3,035	$3,011
Purchases of common stock				606	425	66
Issuance of common stock				(30)	(13)	(42)
Ending balance				$4,023	$3,447	$3,035
Accumulated other comprehensive loss
Beginning balance				$(97)	$(64)	$(225)
Currency translation adjustment				(17)	97	159
Deferred gains on hedge contracts				2	4	37
Unrealized losses on securities				—	(3)	—
Minimum pension liability adjustment				34	(131)	(35)
Other comprehensive income (loss)				19	(33)	161
Ending balance				$(78)	$(97)	$(64)
Comprehensive income
Net income				$203	$365	$259
Other comprehensive income (loss)				19	(33)	161
Comprehensive income				$222	$332	$420

*                 Shares issued at the end of 2005, 2004 and 2003 were as follows (In thousands): $2.08 Preferred – 153, 174 and 181 shares, respectively; $1.40 Preferred – 534, 537 and 540 shares, respectively; Common – 205,613, 203,361 and 198,957 shares, respectively.

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended December 31, 2005

	Consolidated
(In millions)	2005	2004	2003
		(Revised - See Note 1)	(Revised - See Note 1)
Cash flows from operating activities:
Net income	$203	$365	$259
Loss (income) from discontinued operations	313	10	43
Income from continuing operations	516	375	302
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance, net of distributions	—	—	—
Depreciation	284	265	260
Amortization	19	15	19
Provision for losses on finance receivables	29	58	81
Gain on sale of businesses	—	—	(15)
Special charges	118	59	77
Non-cash gain on securitizations, net	2	2	(15)
Deferred income taxes	17	29	(41)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(87)	(3)	63
Inventories	(188)	(201)	262
Other assets	26	25	(191)
Accounts payable	173	(8)	(184)
Accrued liabilities	77	414	99
Captive finance receivables, net	(100)	(105)	86
Other operating activities, net	66	24	43
Net cash provided by operating activities of continuing operations	952	949	846
Net cash provided by (used in) operating activities of discontinued operations	84	1	129
Net cash provided by operating activities	1,036	950	975
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(10,116)	(9,725)	(8,938)
Repaid	8,982	8,762	8,137
Proceeds on receivables sales and securitization sales	237	264	846
Net cash used in acquisitions	(28)	(5)	—
Net proceeds from sale of businesses	(1)	3	14
Capital expenditures	(365)	(250)	(263)
Proceeds on sale of property, plant and equipment	6	16	18
Proceeds on sale of investments	—	38	—
Other investing activities, net	62	97	149
Net cash (used in) provided by investing activities of continuing operations	(1,223)	(800)	(37)
Net cash provided by (used in) investing activities of discontinued operations	28	(18)	400
Net cash (used in) provided by investing activities	(1,195)	(818)	363
Cash flows from financing activities:
Increase (decrease) in short-term debt	171	788	(313)
Proceeds from issuance of long-term debt	1,957	963	1,682
Principal payments and retirements of long-term debt and mandatorily redeemable preferred securities	(1,178)	(1,664)	(1,877)
Proceeds from employee stock ownership plans	106	187	67
Purchases of Textron common stock	(597)	(415)	(64)
Dividends paid	(189)	(135)	(222)
Dividends paid to Textron Manufacturing	—	—	—
Excess tax benefit on stock options	14	—	—
Other financing activities, net	—	—	(8)
Net cash provided by (used in) financing activities of continuing operations	284	(276)	(735)
Net cash used in financing activities of discontinued operations	(1)	—	(99)
Net cash provided by (used in) financing activities	283	(276)	(834)
Effect of exchange rate changes on cash and cash equivalents	(25)	33	32
Net increase (decrease) in cash and cash equivalents	99	(111)	536
Cash and cash equivalents at beginning of year	697	808	272
Cash and cash equivalents at end of year	$796	$697	$808
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$15	$44	$26

*                 Textron is segregated into two borrowing groups, Textron Manufacturing and Textron Finance, as described in Note 1 to the Consolidated Financial Statements along with the principles of consolidation. Textron Manufacturing’s cash flows exclude the pre-tax income from Textron Finance in excess of dividends paid to Textron Manufacturing. All significant transactions between Textron Manufacturing and Textron Finance have been eliminated from the Consolidated column.

See Notes to the Consolidated Financial Statements.

	Textron Manufacturing*			Textron Finance*
(In millions)	2005	2004	2003	2005	2004	2003
		(Revised - See Note 1)	(Revised - See Note 1)		(Revised - See Note 1)	(Revised - See Note 1)
Cash flows from operating activities:
Net income	$203	$365	$259	$111	$94	$80
Loss (income) from discontinued operations	313	10	43	3	—	(1)
Income from continuing operations	516	375	302	114	94	79
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance, net of distributions	(14)	(23)	(4)	—	—	—
Depreciation	250	229	226	34	36	34
Amortization	7	5	8	12	10	11
Provision for losses on finance receivables	—	—	—	29	58	81
Gain on sale of businesses	—	—	(15)	—	—	—
Special charges	118	59	71	—	—	6
Non-cash gain on securitizations, net	—	—	—	2	2	(15)
Deferred income taxes	10	(40)	(12)	7	69	(29)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(87)	(3)	63	—	—	—
Inventories	(181)	(171)	240	—	—	—
Other assets	(6)	2	(206)	14	2	(4)
Accounts payable	173	(8)	(185)	—	—	1
Accrued liabilities	42	524	25	35	(110)	74
Captive finance receivables, net	—	—	—	—	—	—
Other operating activities, net	66	24	39	—	—	4
Net cash provided by operating activities of continuing operations	894	973	552	247	161	242
Net cash provided by (used in) operating activities of discontinued operations	87	1	102	(3)	—	27
Net cash provided by operating activities	981	974	654	244	161	269
Cash flows from investing activities:
Finance receivables:
Originated or purchased	—	—	—	(10,940)	(10,617)	(9,824)
Repaid	—	—	—	9,560	9,359	8,793
Proceeds on receivables sales and securitization sales	—	—	—	383	394	1,162
Net cash used in acquisitions	(28)	(5)	—	—	—	—
Net proceeds from sale of businesses	(1)	3	14	—	—	—
Capital expenditures	(356)	(238)	(246)	(9)	(12)	(17)
Proceeds on sale of property, plant and equipment	23	38	49	—	—	—
Proceeds on sale of investments	—	38	—	—	—	—
Other investing activities, net	—	6	1	56	120	158
Net cash (used in) provided by investing activities of continuing operations	(362)	(158)	(182)	(950)	(756)	272
Net cash provided by (used in) investing activities of discontinued operations	28	(18)	166	—	—	234
Net cash (used in) provided by investing activities	(334)	(176)	(16)	(950)	(756)	506
Cash flows from financing activities:
Increase (decrease) in short-term debt	277	1	(2)	(106)	787	(311)
Proceeds from issuance of long-term debt	403	14	246	1,554	949	1,436
Principal payments and retirements of long-term debt and mandatorily redeemable preferred securities	(417)	(360)	(503)	(761)	(1,304)	(1,374)
Proceeds from employee stock ownership plans	106	187	67	—	—	—
Purchases of Textron common stock	(597)	(415)	(64)	—	—	—
Dividends paid	(189)	(135)	(222)	—	—	—
Dividends paid to Textron Manufacturing	—	—	30	(100)	(71)	(105)
Excess tax benefit on stock options	14	—	—	—	—	—
Other financing activities, net	—	—	(8)	—	—	—
Net cash provided by (used in) financing activities of continuing operations	(403)	(708)	(456)	587	361	(354)
Net cash used in financing activities of discontinued operations	(1)	—	(13)	—	—	(86)
Net cash provided by (used in) financing activities	(404)	(708)	(469)	587	361	(440)
Effect of exchange rate changes on cash and cash equivalents	(27)	29	31	2	4	1
Net increase (decrease) in cash and cash equivalents	216	119	200	(117)	(230)	336
Cash and cash equivalents at beginning of year	570	451	251	127	357	21
Cash and cash equivalents at end of year	$786	$570	$451	$10	$127	$357
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$15	$44	$26	$—	$—	$—

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Operations

Textron Inc. (“Textron”) is a global, multi-industry company with manufacturing and finance operations primarily in North America and Europe. Textron’s principal markets are summarized below by segment:

Segment	Principal Markets
Bell	• Commercial and military helicopters and tiltrotor aircraft
• Defense and aerospace
• Piston aircraft engines

Cessna	• General aviation aircraft
• Business jets including fractional ownership
• Commercial transportation, humanitarian flights, tourism and freight

Industrial	• Automotive original equipment manufacturers and other industrial suppliers
• Golf courses, resort communities and municipalities, and commercial and industrial users
• Original equipment manufacturers, governments, distributors and end users of fluid and power systems
• Electrical construction and maintenance, telecommunications and plumbing industries

Finance	• Secured commercial loans and leases

Principles of Consolidation and Financial Statement Presentation

The Consolidated Financial Statements include the accounts of Textron Inc. and all of its majority-owned subsidiaries (more than 50%) along with variable interest entities that are required to be consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities-Revised” (“FIN 46-R”). FIN 46-R requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Variable interest entities are defined as entities with a level of invested equity insufficient to fund future activities to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. If an entity does not meet the definition of a variable interest entity under FIN 46-R, Textron accounts for the entity under the provisions of Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” which requires the consolidation of all majority-owned subsidiaries where the company has the ability to exercise control.

Textron’s financings are conducted through two borrowing groups: Textron Manufacturing and Textron Finance. This framework is designed to enhance Textron’s borrowing power by separating the Finance segment. To support creditors in evaluating the separate borrowing groups, Textron presents separate balance sheets and statements of cash flows for each borrowing group. Textron Manufacturing consists of Textron Inc., the parent company, consolidated with the entities that operate in the Bell, Cessna and Industrial business segments. Textron Manufacturing’s cash flows include dividends received from Textron Finance but exclude its pre-tax income. Textron Finance consists of Textron’s wholly owned commercial finance subsidiary, Textron Financial Corporation, consolidated with its subsidiaries, which are the entities through which Textron operates its Finance segment. Textron Finance obtains financing for its operations by borrowing from its own group of external creditors.

A portion of Textron Finance’s business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing. The cash flows related to these captive financing activities are reflected as operating activities (by Textron Manufacturing) and as investing activities (by Textron Finance) based on each group’s operations. For example, when product is sold to a customer and financed by Textron Finance, Textron Finance records the origination of the finance receivable within investing activities as a cash outflow. Textron Manufacturing records the cash received from Textron Finance on the customer’s behalf within operating activities. Although cash is transferred between the businesses, there is no cash transaction for the consolidated group at the time of the original financing. These captive financing activities, along with all significant intercompany transactions, are eliminated from the Consolidated Financial Statements.

In 2005, Textron has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.  Prior periods have been revised to conform to this presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these statements and accompanying notes. Some of the more significant estimates include inventory valuation, residual values of leased assets, allowance for credit losses on receivables, product liability, workers’ compensation, actuarial assumptions for the pension and postretirement plans, estimates of future cash flows associated with goodwill and long-lived assets, environmental and warranty reserves, and amounts reported under long-term contracts. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcomes of these matters. Actual results could differ from such estimates.

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

Revenue from certain qualifying noncancelable aircraft and other product lease contracts are accounted for as sales-type leases. The present value of all payments (net of executory costs and any guaranteed residual values) is recorded as revenue, and the related costs of the product are charged to Cost of Sales. Generally, these leases are financed through Textron Finance, and the associated interest is recorded over the term of the lease agreement using the interest method. Lease financing transactions that do not qualify as sales-type leases are accounted for under the operating method with the revenue recorded as earned over the lease period.

Aircraft sales with guaranteed minimum resale values are viewed as leases and are accounted for in accordance with Emerging Issues Task Force No. 95-1, “Revenue Recognition on Sales with a Guaranteed Minimum Resale Value.” To determine whether the transaction should be classified as an operating lease or as a sales-type lease, the minimum lease payments generally represent the difference between the proceeds upon the equipment’s initial transfer and the present value of the residual value guarantee to the purchaser as of the first exercise date of the guarantee. If residual value insurance is obtained, the present value of the residual value insurance is also included in the minimum lease payments. Textron assesses the market values of the aircraft using both industry publications as well as actual sales of used aircraft. For fixed-wing aircraft, specific information related to the individual aircraft such as hours and condition may be available, and market value assessments are adjusted accordingly. For rotor aircraft, the guarantee arrangements require certain physical condition minimums and/or require the aircraft to be covered under an extended maintenance plan. Rotor aircraft fair value estimates are valued accordingly. Losses are recorded currently if the estimated market value of the aircraft at the exercise date is less than the guaranteed amount.

Long-Term Contracts

Long-term contracts are accounted for under American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue under fixed-price contracts is generally recorded as deliveries are made under the units-of-delivery method. Certain long-term fixed-price contracts provide for periodic delivery after a lengthy period of time over which significant costs are incurred or require a significant amount of development effort in relation to total contract volume. Revenues under those contracts and all cost-reimbursement-type contracts are recorded as costs are incurred under the cost-to-cost method. Certain contracts are awarded with fixed-price incentive fees. Incentive fees are considered when estimating revenues and profit rates and are recorded when these amounts are reasonably determinable. Long-term contract profits are based on estimates of total sales value and costs at completion. Such estimates are reviewed and revised periodically throughout the contract life. Revisions to contract profits are recorded when the revisions to estimated sales value or costs are made. Estimated contract losses are recorded when identified.

Bell Helicopter has a joint venture with The Boeing Company (“Boeing”) to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (the “V-22 Contracts”). The V-22 Contracts include the development contract and various production release contracts (i.e., lots) that may run concurrently with multiple earlier lots still being produced as new lots are started. The development contract and the first three production lots are under cost-reimbursement-type contracts, while subsequent lots are under fixed-price-type contracts. The first three lots under fixed-price incentive contracts have been accounted for under the cost-to-cost method, primarily as a result of the significant engineering effort required over a lengthy period of time during the initial development phase in relation to total contract volume. The production releases on the first six production lots include separately contracted modifications to meet the additional requirements of the U.S. Government’s Blue Ribbon Panel. Beginning in 2003, the development effort was considered substantially complete for the new production releases and management believed a consistent production specification had been met as these units incorporate many of these modifications on the production line. Accordingly, revenue on the new production releases that began in 2003 is recognized under the units-of-delivery method.

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

Losses on Finance Receivables

Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio. Management evaluates the allowance by examining current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of the underlying collateral, and general economic conditions and trends. Finance receivables are charged off when they are deemed to be uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months unless management deems the receivable collectible.

Loan Impairment

Textron Finance periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that Textron Finance will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, Textron Finance identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates but which continue to accrue finance charges since full collection of principal and interest is not doubtful. Impairment is measured by comparing the fair value of a loan with its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, if the loan is collateral dependent, at the fair value of the collateral, less selling costs. If the fair value of the loan is less than its carrying amount, Textron Finance establishes a reserve based on this difference. This evaluation is inherently subjective as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may differ from actual results.

Securitized Transactions

Textron Finance sells or securitizes loans and leases and may retain an interest in the assets sold in the form of servicing responsibilities and subordinated interests, including interest-only securities, seller certificates and cash reserves. These retained interests are subordinate to other investors’ interests in the securitizations. A gain or loss on the sale of finance receivables depends, in part, on the previous carrying amount of the finance receivables involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Retained interests are recorded at fair value as a component of Other Assets.

Textron Finance estimates fair value based on the present value of future expected cash flows using management’s best estimates of key assumptions: credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved. Textron Finance reviews the fair values of the retained interests quarterly using updated assumptions and compares such amounts with the carrying value of the retained interests. When the carrying value exceeds the fair value of the retained interests and the decline in fair value is determined to be other than temporary, the retained interest is written down to fair value with a corresponding charge to income. When a change in the fair value of the retained interest is deemed temporary, any unrealized gains or losses are included in Shareholders’ Equity as a component of Accumulated Other Comprehensive Loss.

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

In the normal course of business, Textron has entered into various joint venture agreements that are not controlled by Textron but where Textron has the ability to exercise significant influence over the operating and financial policies. Textron’s investments in these ventures are accounted for under the equity method of accounting. At December 31, 2005 and January 1, 2005, Textron Manufacturing’s investment in these unconsolidated joint ventures totaled $16 million and $13 million, respectively, and is included in Other Assets. In addition, at January 1, 2005, distributions from one of the joint ventures exceeded Textron’s investment by $18 million. Under the equity method, only Textron’s share of the ventures’ net earnings and losses is included in the Consolidated Statement of Operations. Textron Manufacturing’s share of net income (loss) from these ventures totaled $1 million in 2005, $(11) million in 2004 and $(14) million in 2003. Since these amounts are not considered material for separate presentation, they are included within Cost of Sales.

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

Inventories

Inventories are carried at the lower of cost or estimated net realizable value. The cost of approximately 70% of inventories is determined using the last-in, first-out method (“LIFO”). The cost of remaining inventories, other than those related to certain long-term contracts, is generally valued by the first-in, first-out method (“FIFO”). Costs for commercial helicopters are determined on an average cost basis by model considering the expended and estimated costs for the current production release. Customer deposits are recorded against inventory when the right of offset exists. All other customer deposits are recorded as liabilities.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated primarily using the straight-line method. Land improvements and buildings are depreciated primarily over estimated lives ranging from five to 40 years, while machinery and equipment are depreciated primarily over three to 15 years. Expenditures for improvements that increase asset values and extend useful lives are capitalized.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management assesses the recoverability of the cost of the asset based on a review of projected undiscounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. If an asset is held for sale, management reviews its estimated fair value less cost to sell. Fair value is determined using pertinent market information, including appraisals or brokers’ estimates and/or projected discounted cash flows.

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

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable, and variable-rate receivables and debt approximate carrying value. The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using available market information and valuation methodologies, primarily discounted cash flow analysis or independent investment bankers. The estimated fair value of nonperforming loans included in finance receivables is based on discounted cash flow analyses using risk-adjusted interest rates or the fair value of the related collateral. Because considerable judgment is required in interpreting market data, the estimates are not necessarily indicative of the amounts that could be realized in a current market.

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

Research and Development Costs

Research and development costs not specifically covered by contracts and those related to Textron’s share of research and development activity in connection with cost-sharing arrangements are charged to expense as incurred. Research and development costs incurred under contracts with others are reported as cost of sales over the period that revenue is recognized, consistent with Textron’s contract accounting policy.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Based on the evaluation of available evidence, Textron recognizes future tax benefits, such as net operating loss carryforwards, to the extent that management believes it is more likely than not that the benefits will be realized. Management periodically assesses the likelihood that Textron will be able to recover its deferred tax assets and reflects any changes in estimates in the valuation allowance, with a corresponding adjustment to earnings or Other Comprehensive Income (Loss), as appropriate. In assessing the need for a valuation allowance, management looks to the future reversal of existing taxable temporary differences, taxable income in prior carryback years, the feasibility of tax planning strategies and estimated future taxable income.

Note 2. Discontinued Operations

Textron’s Consolidated Financial Statements and related footnote disclosures reflect Textron Fastening Systems and the InteSys, OmniQuip and small business direct businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Textron Manufacturing generally uses a centralized approach to the cash management and financing of its operations and, accordingly, does not allocate debt or interest expense to its discontinued businesses. Any debt and related interest expense of a specific entity within a business is recorded by the respective entity. General corporate overhead previously allocated to the businesses for reporting purposes is excluded from amounts reported as discontinued operations.

Textron Fastening Systems – During 2005, the Textron Fastening Systems business experienced declining sales volumes and profits. Volumes were down due to soft demand in the automotive market and operating difficulties. Profits were down due to the lower volumes, a lag in the ability to recover higher steel costs and inefficiencies associated with the consolidation of manufacturing operations in North America. Due to the continuation of these conditions, further softening of demand in the North American automotive market and an expected decline in the European automotive market, Textron’s Management Committee initiated a special review at the end of August to consider strategic alternatives for the segment, including the potential sale of all or portions of its operations.

On September 6, 2005, Textron’s Board of Directors approved management’s recommendation to explore strategic alternatives for the segment. Based on the approval of this recommendation and the likelihood of execution, Textron determined on September 6, 2005 that an impairment indicator existed for both the Fastening Systems’ goodwill and its long-lived assets. In its assessment of potential impairment of the goodwill, management estimated the fair value of the business using independent third-party valuations. This fair value amount was then compared to the carrying amount of the segment. As the carrying amount exceeded the fair value, management then measured the amount of goodwill impairment loss. The excess of the fair value of the segment over the fair value amounts assigned to its assets and liabilities represents the implied fair value of goodwill. The carrying amount of the goodwill exceeded the implied fair value of that goodwill, resulting in an impairment loss of $335 million recorded in the third quarter of 2005.

In December 2005, Textron’s Board of Directors authorized the divestiture of the Textron Fastening Systems business. With this approval, Textron has committed to actively market the segment and anticipates no significant changes to the approved plan and the completion of the sale within the next twelve months. Textron recorded an after-tax charge of approximately $52 million in the fourth quarter of 2005, which includes $37 million related to previously deferred foreign currency translation losses and $2 million of tax charges, both related to the non-U.S.-based business, as well as $7 million related to curtailment losses for employee retirement plans. After these charges, management assessed the estimated fair value of the business and determined that no further adjustment to the carrying value was required. In addition, approximately $6 million in after-tax deal-related costs primarily for professional services and advisory fees were incurred during the quarter.

InteSys – Textron reached a final decision in the fourth quarter of 2004 to sell the remainder of its InteSys operations, which was previously included in the Industrial segment. The carrying value of this business approximated fair value at the date of the decision to sell. Textron sold this business in February 2005 and recorded an after-tax gain of approximately $49 million, primarily related to a tax benefit.

OmniQuip – On August 1, 2003, Textron consummated the sale of its remaining OmniQuip business to JLG Industries, Inc. for $100 million. Prior to this consummation, Textron recorded $30 million for the impairment of $15 million in intangible assets and $15 million in goodwill based on the fair value implied by the sale price under negotiation at that time.

Textron Manufacturing retained certain liabilities of the OmniQuip business. These liabilities totaled approximately $23 million at December 31, 2005 and included reserves related to a recourse liability to cover potential losses on approximately $30 million in finance receivables held by Textron Finance. See Note 5 for further discussion on transactions between Textron’s Manufacturing and Finance borrowing groups.

Small Business Direct – In 2003, Textron Finance sold its small business direct portfolio for $421 million in cash. Based upon the terms of the transaction, no gain or loss was recorded. Textron Finance entered into a loss-sharing agreement related to the sale, which requires Textron Finance to reimburse the purchaser for 50% of losses incurred on the portfolio above a 4% annual level. Due to the nature of the loss-sharing agreement, there is no maximum guarantee amount related to the remaining $380 million portfolio. Textron Finance originally recorded a liability of $14 million representing the estimated fair value of the guarantee, which expires in 2008. As of December 31, 2005, Textron Finance has reimbursed the purchaser a total of $4 million under this agreement, and has recorded an additional $4 million liability based on revisions to the estimated fair value of the guarantee. These revisions reflect management’s best estimate of the amounts potentially reimbursable to the purchaser based on historical loss experience and the estimated attrition of the portfolio. At December 31, 2005, the estimated fair value of the guarantee was a $13 million liability.

The assets and liabilities of these discontinued businesses are as follows:

	December 31,	January 1,
(In millions)	2005	2005
Cash and cash equivalents	$31	$35
Accounts receivable, net	299	380
Inventories	190	208
Other current assets	68	66
Property, plant and equipment, net	346	409
Goodwill	77	437
Other intangibles, net	10	11
Other assets	101	87
Total assets	$1,122	$1,633
Current portion of long-term and short-term debt	$12	$13
Accounts payable and accrued liabilities	265	331
Accrued postretirement benefits other than pensions	30	37
Other liabilities	132	131
Long-term debt	7	8
Total liabilities	$446	$520

Operating results of the discontinued businesses are as follows:

(In millions)	2005	2004	2003
Revenue	$1,936	$1,994	$1,973
(Loss) income from discontinued operations before special charges	(388)	72	61
Special charges	(11)	(91)	(111)
Loss from discontinued operations	(399)	(19)	(50)
Income tax benefit	40	9	7
Operating loss from discontinued operations, net of income taxes	(359)	(10)	(43)
Gain on disposal, net of income taxes	$46	$—	$—

Prior to the disposition of these businesses, approximately $289 million in restructuring costs related to Textron Fastening Systems, InteSys and OmniQuip were recorded in Special Charges since the inception of Textron’s restructuring program.

Note 3. Acquisitions

Textron has a joint venture, CitationShares, with TAG Aviation USA, Inc. (“TAG”) to sell fractional share interests in business jets and limited advance purchase jet charter. On June 30, 2004, Textron acquired an additional 25% interest in CitationShares from TAG for cash and the assumption of debt guarantees previously provided by TAG. Assets acquired of $47 million included $22 million of inventory, primarily Citation jets, and liabilities acquired of $59 million included $47 million of third-party debt that was immediately repaid. As a result of this transaction, Textron owned 75% of CitationShares and consolidated its financial results prospectively as of June 30, 2004.

Additional cash consideration may also be payable to TAG based on CitationShares’ future operating results. In 2005, Textron increased its ownership interest to 82.2% through additional capital contributions of $26 million. TAG has the right to sell its remaining interest to Textron in the years 2009 through 2011, and Textron has the right to purchase the remaining interest in 2010 or 2011, for an amount based on a multiple of earnings.

Note 4. Accounts Receivable

Accounts receivable is composed of the following:

	December 31,	January 1,
(In millions)	2005	2005
Commercial	$660	$677
U.S. Government contracts	269	220
	929	897
Less allowance for doubtful accounts	(38)	(54)
	$891	$843

Unbillable receivables on U.S. Government contracts arise when the revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract. Unbillable receivables within Accounts Receivable totaled $125 million at December 31, 2005 and $133 million at January 1, 2005. Long-term contract receivables due from the U.S. Government do not include significant amounts billed but unpaid due to contractual retainage provisions or subject to collection uncertainty.

Note 5. Finance Receivables and Securitizations

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

Distribution finance receivables are generally secured by the inventory of the financed distributor and include floor plan financing for third-party dealers for inventory sold by the E-Z-GO and Jacobsen businesses. Revolving loans are secured by trade receivables, inventory, plant and equipment, pools of vacation interval notes receivables, pools of residential and recreational land loans, and the underlying property. Distribution finance and revolving loans generally mature within one to five years.

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

The following table displays the contractual maturity of the finance receivables. It does not necessarily reflect future cash collections because of various factors, including the repayment or refinancing of receivables prior to contractual maturity:

	Contractual Maturities						Finance Receivables Outstanding
(In millions)	2006	2007	2008	2009	2010	Thereafter	2005	2004
Installment contracts	$252	$167	$171	$146	$125	$513	$1,374	$1,455
Distribution finance	1,057	428	49	3	117	—	1,654	1,026
Revolving loans	676	205	303	211	123	115	1,633	1,402
Finance leases	165	80	96	66	47	59	513	410
Golf course and resort mortgages	193	146	160	121	158	242	1,020	1,005
Leveraged leases	7	(11)	71	37	(4)	469	569	539
	$2,350	$1,015	$850	$584	$566	$1,398	6,763	5,837
Less allowance for credit losses							96	99
							$6,667	$5,738

Contractual maturities for finance leases classified as installment contracts include the minimum lease payments, net of the unearned income to be recognized over the life of the lease. Total minimum lease payments and unearned income related to these finance leases were $751 million and $164 million, respectively, at December 31, 2005 and $708 million and $136 million, respectively, at January 1, 2005. Minimum lease payments due under these contracts for each of the next five years are as follows: $150 million in 2006, $125 million in 2007, $109 million in 2008, $108 million in 2009 and $81 million in 2010.

Textron Finance’s net investment in finance leases, excluding leases classified as installment contracts, is provided below:

(In millions)	2005	2004
Total minimum lease payments receivable	$457	$383
Estimated residual values of leased equipment	241	205
	698	588
Less unearned income	(185)	(178)
Net investment in finance leases	$513	$410

Minimum lease payments due under finance leases for each of the next five years are as follows: $99 million in 2006, $87 million in 2007, $67 million in 2008, $37 million in 2009 and $11 million in 2010.

The net investment in leveraged leases was as follows:

(In millions)	2005	2004
Rental receivable, net of nonrecourse debt	$520	$545
Estimated residual values on leased assets	311	286
	831	831
Unearned income	(262)	(292)
Investment in leveraged leases	569	539
Deferred income taxes	(349)	(358)
Net investment in leveraged leases	$220	$181

Excluding receivables with recourse to Textron Manufacturing, at the end of 2005 and 2004, Textron Finance had nonaccrual finance receivables totaling $89 million and $119 million, respectively, of which $67 million and $85 million, respectively, were impaired. In addition, Textron Finance had impaired accrual finance receivables totaling $36 million at December 31, 2005 and $58 million at January 1, 2005. The allowance for losses on finance receivables related to impaired loans is determined using assumptions related to the fair market value of the underlying collateral and totaled $18 million and $16 million at the end of 2005 and 2004, respectively. The average recorded investment in impaired loans during 2005 was $113 million, compared with $145 million in 2004. No interest income was recognized on these loans using the cash basis method.

Textron Finance manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. The total managed and serviced finance receivable portfolio, including owned finance receivables, was $9.9 billion at the end of 2005 and $9.3 billion at the end of 2004. Managed receivables include owned finance receivables and finance receivables sold in securitizations and private transactions where Textron Finance has retained some element of credit risk and continues to service the portfolio.

At December 31, 2005, Textron Finance’s receivables were primarily diversified geographically across the United States, along with 14% in other countries. The most significant collateral concentration was in general aviation aircraft, which accounted for 19% of managed receivables. Textron Finance also has industry concentrations in the golf and vacation interval industries, which each accounted for 17% and 13%, respectively, of managed receivables at December 31, 2005.

Transactions between Finance and Manufacturing Groups

A portion of Textron Finance’s business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by Textron Manufacturing. The captive finance receivables for these inventory sales that are included in Textron Finance’s balance sheet are composed of the following:

	December 31,	January 1,
(In millions)	2005	2005
Installment contracts	$628	$628
Distribution finance	51	42
Finance leases	400	279
Total	$1,079	$949

Operating agreements specify that Textron Finance has recourse to Textron Manufacturing for certain uncollected amounts related to these transactions. For those receivables for which collection has been guaranteed by Textron Manufacturing, reserves have been established for losses on Textron Manufacturing’s balance sheet and are recorded in current or long-term liabilities. These reserves are established for amounts that are potentially uncollectible or if the collateral values may be insufficient to cover the outstanding receivable. If an account is deemed uncollectible and the collateral is repossessed, Textron Finance will charge Textron Manufacturing for any deficiency. In some cases, the collateral is not repossessed by Textron Finance, and the receivable is transferred to Textron Manufacturing’s balance sheet for additional collection efforts. When this occurs, any related reserve previously established by Textron Manufacturing is reclassified from current or long-term liabilities to a contra asset account.

In 2005, 2004 and 2003, Textron Finance paid Textron Manufacturing $0.8 billion, $0.9 billion and $0.9 billion, respectively, relating to the sale of manufactured products to third parties that were financed by Textron Finance, and $41 million, $77 million and $56 million, respectively, for the purchase of equipment on operating leases. At the end of 2005 and 2004, the amounts guaranteed by Textron Manufacturing totaled $344 million and $384 million, respectively. In addition, at the end of 2005 and 2004, Textron Finance had recourse to Textron Manufacturing for leases with Collins and Aikman Corporation (“C&A”) totaling approximately $70 million and $82 million, respectively.

For finance receivables guaranteed by Textron Manufacturing, Textron Finance continues to recognize income on past-due loans that meet the nonaccrual criteria. Accordingly, these past-due loans are not classified as nonaccrual by Textron Finance. Concurrently, Textron Manufacturing is charged for its obligation to Textron Finance under the guarantee so that there are no net interest earnings for the loans on a consolidated basis. At the end of 2005 and 2004, past-due loans guaranteed by Textron Manufacturing totaled $8 million and $31 million, respectively. Reserves for losses related to these guarantees are included in Textron Manufacturing’s Other Current Liabilities and Other Liabilities and totaled $36 million and $48 million at the end of 2005 and 2004, respectively.

Securitizations

Textron Finance received proceeds of $0.4 billion in both 2005 and 2004 from the securitization and sale (with servicing rights retained) of finance receivables. Gains from securitized trust sales were approximately $49 million in 2005, $56 million in 2004 and $43 million in 2003. At the end of 2005, $2.3 billion in securitized loans were outstanding, with $9 million in past-due loans. Textron Finance has securitized certain receivables for which it has retained full recourse to Textron Manufacturing.

Textron Finance retained subordinated interests in the trusts which are approximately 2% to 10% of the total trust. Servicing fees range from 75 to 150 basis points. During 2005, key economic assumptions used in measuring the retained interests at the date of each securitization included prepayment speeds ranging from 17.5% to 24.3%, weighted-average lives ranging from 0.3 to 3.2 years, expected credit losses ranging from 0.4% to 0.5% and residual cash flows discount rates ranging from 7.1% to 9.2%. At December 31, 2005, key economic assumptions used in measuring these retained interests were as follows:

		Distribution	Vacation
	Aircraft	Finance	Interval
(Dollars in millions)	Loans	Receivables	Loans
Carrying amount of retained interests in securitizations, net	$82	$107	$10
Weighted-average life (years)	2.3	0.3	2.1
Prepayment speed (annual rate)	25%	—	15%
Expected credit losses (annual rate)	0.3%	0.4%	—
Residual cash flows discount rate	5.4%	9.3%	5.8%

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

Note 6. Inventories

Inventories are composed of the following:

	December 31,	January 1,
(In millions)	2005	2005
Finished goods	$527	$523
Work in process	1,410	1,141
Raw materials	267	210
	2,204	1,874
Less progress/milestone payments	492	338
	$1,712	$1,536

Inventories aggregating $1.3 billion and $1.1 billion at the end of 2005 and 2004, respectively, were valued by the LIFO method. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $251 million and $221 million higher at those respective dates. The remaining inventories, other than those related to certain long-term contracts, are valued primarily by the FIFO method. Inventories related to long-term contracts, net of progress/milestone payments were $350 million at the end of 2005 and $259 million at the end of 2004.

Note 7. Property, Plant and Equipment, net

Property, plant and equipment, net for Textron Manufacturing is composed of the following:

	December 31,	January 1,
(In millions)	2005	2005
Land and buildings	$1,008	$1,001
Machinery and equipment	2,565	2,356
	3,573	3,357
Less accumulated depreciation and amortization	1,999	1,844
	$1,574	$1,513

Note 8. Goodwill and Other Intangible Assets

Changes in goodwill are summarized below:

(In millions)	Bell	Cessna	Industrial	Finance	Total
Balance at December 28, 2002	$101	$306	$556	$169	$1,132
Foreign currency translation	—	—	37	—	37
Balance at January 3, 2004	$101	$306	$593	$169	$1,169
Acquisitions/dispositions	—	16	(20)	—	(4)
Foreign currency translation	—	—	20	—	20
Other	—	—	(14)	—	(14)
Balance at January 1, 2005	$101	$322	$579	$169	$1,171
Acquisitions	1	—	4	—	5
Foreign currency translation	—	—	(22)	—	(22)
Other	—	—	(6)	—	(6)
Balance at December 31, 2005	$102	$322	$555	$169	$1,148

All of Textron’s acquired intangible assets are subject to amortization and are composed of the following:

	Weighted-
	Average	December 31, 2005			January 1, 2005
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	(In years)	Amount	Amortization	Net	Amount	Amortization	Net
Trademarks	20	$29	$7	$22	$28	$5	$23
Patents	8	12	8	4	12	7	5
Other	5	14	8	6	12	7	5
		$55	$23	$32	$52	$19	$33

Amortization expense totaled $4 million in 2005, $6 million in 2004 and $9 million in 2003. For each of the next five years, amortization expense is estimated to be approximately $3 million.

Note 9. Debt and Credit Facilities

Debt and credit facilities are composed of the following:

	December 31,	January 1,
(In millions)	2005	2005
Textron Manufacturing:
Short-term debt:
Revolving lines of credit	$267	$—
Current portion of long-term debt	8	420
Total short-term debt	$275	$420
Long-term senior debt:
Medium-term notes due 2010 to 2011 (average rate of 9.85%)	17	17
5.625% due 2005	—	406
6.375% due 2008	300	300
4.50% due 2010	250	250
6.50% due 2012	300	300
3.875% due 2013	356	—
6.625% due 2020	260	288
Other long-term debt (average rate of 6.2% and 5.8%, respectively)	184	209
	1,667	1,770
Current portion of long-term debt	(8)	(420)
Total long-term debt	1,659	1,350
Total Textron Manufacturing debt	$1,934	$1,770

Textron Manufacturing maintains credit facilities with various banks for both short- and long-term borrowings. Textron Manufacturing has primary revolving credit facilities of $1.3 billion that expire in March 2010. Textron Manufacturing’s credit facilities permit Textron Finance to borrow under these facilities. At December 31, 2005 and January 1, 2005, none of the primary revolving credit facilities were used or reserved as support for commercial paper. The weighted-average interest rates for these facilities in 2005 and 2004 were 3.0% and 1.7%, respectively.

	December 31,	January 1,
(In millions)	2005	2005
Textron Finance:
Borrowings under or supported by credit facilities*	$1,200	$1,307
Fixed-rate debt at average rate of 4.71% and 4.95%, respectively	3,209	2,360
Variable-rate notes at average rate of 4.73% and 3.04%, respectively	1,011	1,116
Total Textron Finance debt	$5,420	$4,783

*                 The weighted-average interest rates on these borrowings before the effect of interest rate exchange agreements were 4.4% and 2.4% at the end of 2005 and 2004, respectively, and 3.3% for the year 2005 and 1.6% for the year 2004.

Textron Finance has committed bank lines of credit of $1.5 billion, of which $500 million expires in July 2006 and $1.0 billion expires in 2010. The $500 million facility includes a one-year term out option that can effectively extend its expiration into 2007. Textron Finance’s lines of credit, not reserved as support for outstanding commercial paper or letters of credit at December 31, 2005, were $300 million. None of these lines of credit was used at December 31, 2005 or January 1, 2005. Lending agreements limit Textron Finance’s net assets available for dividends and other payments to Textron Manufacturing to approximately $384 million of Textron Finance’s net assets of $1.1 billion at the end of 2005. These lending agreements also contain various restrictive provisions regarding additional debt (not to exceed 800% of consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), creation of liens and the maintenance of a fixed charges coverage ratio (no less than 125%).

The following table shows required payments during the next five years on debt outstanding at the end of 2005. The payment schedule excludes amounts that are payable under or supported by the primary revolving credit facilities or revolving lines of credit:

(In millions)	2006	2007	2008	2009	2010

Textron Manufacturing	$8	$37	$343	$3	$254
Textron Finance	1,035	1,088	823	542	557
	$1,043	$1,125	$1,166	$545	$811

Textron Manufacturing has agreed to cause Textron Finance to maintain certain minimum levels of financial performance. No payments from Textron Manufacturing were necessary in 2005, 2004 or 2003 for Textron Finance to meet these standards.

Cash paid for interest by Textron Manufacturing totaled $108 million, $106 million and $113 million in 2005, 2004 and 2003, respectively, and included $5 million, $4 million and $5 million in 2005, 2004 and 2003, respectively, paid to Textron Finance. Cash paid for interest by Textron Finance totaled $204 million, $157 million and $182 million in 2005, 2004 and 2003, respectively.

Note 10. Derivatives and Other Financial Instruments

Fair Value Interest Rate Hedges

Textron Manufacturing manages interest cost using a mix of fixed- and variable-rate debt. To manage this mix in a cost efficient manner, Textron Manufacturing enters into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. These hedges are considered perfectly effective since the critical terms of the debt and the interest rate exchange match and the other conditions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are met. The mark-to-market values of both the fair value hedge instruments and underlying debt obligations are recorded as equal and offsetting realized gains and losses in Interest Expense. At December 31, 2005, Textron Manufacturing had interest rate exchange agreements with a fair value liability of $10 million. In addition, Textron Manufacturing had $5 million of deferred gains related to discontinued hedges that are being amortized as an adjustment to Interest Expense over the remaining life of the underlying debt of 33 months.

Textron Finance enters into interest rate exchange agreements in order to mitigate exposure to changes in the fair value of its fixed-rate portfolios of receivables and debt due to fluctuations in interest rates. These agreements convert the fixed-rate cash flows to floating-rate cash flows. At December 31, 2005, Textron Finance had interest exchange agreements with a fair value liability of $43 million designated as fair value hedges, compared with $11 million at January 1, 2005.

Textron Finance utilizes foreign currency interest rate exchange agreements to hedge its exposure, in a Canadian dollar functional currency subsidiary, to changes in the fair value of $60 million U.S. dollar denominated fixed-rate debt as a result of changes in both foreign currency exchange rates and Canadian Banker’s Acceptance rates. At December 31, 2005, these instruments had a fair value liability of $9 million, compared with $6 million at January 1, 2005. Textron Finance’s fair value hedges are highly effective, resulting in an immaterial net impact to earnings due to hedge ineffectiveness.

Cash Flow Interest Rate Hedges

Textron Finance enters into interest rate exchange, cap and floor agreements to mitigate its exposure to variability in the cash flows received from its investments in interest-only securities resulting from securitizations, which is caused by fluctuations in interest rates. The combination of these instruments convert net residual floating-rate cash flows expected to be received by Textron Finance as a result of the securitization trust’s assets, liabilities and derivative instruments to fixed-rate cash flows. Changes in the fair value of these instruments are recorded net of the income tax effect in Other Comprehensive Income (Loss). At December 31, 2005, these instruments had a fair value liability of $5 million, compared with $8 million at January 1, 2005. Textron Finance expects approximately $0.2 million of net tax deferred gains to be reclassified to earnings related to these hedge relationships in 2006.

At December 31, 2005, Textron Finance had $4 million of deferred losses, net of income taxes, recorded in Other Comprehensive Income (Loss) related to terminated forward starting interest rate exchange agreements. These agreements were executed to hedge the exposure to the variability in cash flows from anticipated future issuances of fixed-rate debt and were terminated upon issuance of the debt. Textron Finance is amortizing the deferred losses into Interest Expense over the remaining life of the hedged debt of 26 months and expects approximately $2 million, in deferred losses, net of income taxes, to be reclassified to earnings in 2006.

For cash flow hedges, Textron Finance recorded an after-tax loss of $5 million in 2005 and $7 million in 2004 and a gain of $12 million in 2003 to Accumulated Other Comprehensive Loss with no impact to the Statements of Operations. Textron Finance has not incurred or recognized any significant net gain or loss in earnings as the result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its cash flow hedges in 2005 and 2004.

Textron had minimal exposure to loss from nonperformance by the counterparties to its interest rate exchange agreements at the end of 2005 and does not anticipate nonperformance by counterparties in the periodic settlements of amounts due. Textron currently minimizes this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of “A,” by continuously monitoring such credit ratings and by limiting exposure to any one financial institution. The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed Textron’s obligations to the counterparty.

Cash Flow Foreign Exchange Rate Hedges

Textron manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of Textron’s foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of its products, and other assets and liabilities created in the normal course of business. Textron primarily utilizes forward exchange contracts and purchased options with maturities of no more than 18 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. The fair value of these instruments at December 31, 2005 was a $23 million receivable. At year-end 2005, a $21 million after-tax gain was reported in Accumulated Other Comprehensive Loss from qualifying cash flow hedges. This gain is generally expected to be reclassified to earnings in the next 12 months as the underlying transactions occur. Textron Manufacturing also enters into certain foreign currency derivative instruments that do not meet hedge accounting criteria and are primarily intended to protect against exposure related to intercompany financing transactions and income from international operations. The fair value of these instruments at the end of 2005 and the net impact of the related gains and losses on selling and administrative expense in 2005 were not material.

Net Investment Hedging

Textron hedges its net investment position in major currencies and generates foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, Textron borrows directly in foreign currency and designates a portion of foreign currency debt as a hedge of net investments. Textron may also utilize currency forwards as hedges of its related foreign net investments. Currency effects of these hedges, which are reflected in the cumulative translation adjustment account within Other Comprehensive Income (Loss), produced a $49 million after-tax gain during 2005, leaving an accumulated net income balance of $30 million.

Stock-Based Compensation Hedging

Textron manages the expense related to stock-based compensation awards using cash settlement forward contracts on its common stock. The use of these forward contracts modifies compensation expense exposure to changes in the stock price with the intent to reduce potential variability. The fair value of these instruments at December 31, 2005 and January 1, 2005 was a receivable of $10 million and $31 million, respectively. Gains and losses on these instruments are recorded as an adjustment to compensation expense when the award is charged to expense. These contracts impacted net income by $8 million in 2005, $28 million in 2004 and $23 million in 2003. Cash received or paid on the contract settlement is included in cash flows from operating activities, consistent with the classification of the cash flows on the underlying hedged compensation expense.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of Textron’s financial instruments that are not reflected in the financial statements at fair value are as follows:

	December 31, 2005		January 1, 2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value
Textron Manufacturing:
Debt	$(1,934)	$(2,012)	$(1,770)	$(1,881)
Textron Finance:
Finance receivables	$5,589	$5,515	$4,793	$4,747
Debt	$(5,420)	$(5,423)	$(4,783)	$(4,864)

Finance receivables exclude the fair value of finance and leveraged leases totaling $1.1 billion at December 31, 2005 and $0.9 billion at January 1, 2005 as these leases are recorded at fair value in the Consolidated Balance Sheets.

Note 11. Mandatorily Redeemable Preferred Securities

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

Note 12. Shareholders’ Equity

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

Reserved Shares of Common Stock

At the end of 2005, common stock reserved for the subsequent conversion of preferred stock and shares reserved for the exercise of stock options were 2,596,000 and 8,146,000, respectively.

Income per Common Share

A reconciliation of income from continuing operations and basic to diluted share amounts is presented below:

	2005		2004		2003
		Average		Average		Average
(Dollars in millions, shares in thousands)	Income	Shares	Income	Shares	Income	Shares
Income from continuing operations available to common shareholders	$516	133,531	$375	137,337	$302	135,875
Dilutive effect of convertible preferred stock and stock options	—	2,915	—	2,832	—	1,342
Available to common shareholders and assumed conversions	$516	136,446	$375	140,169	$302	137,217

Accumulated Other Comprehensive Loss

				Deferred
		Unrealized		Gains
	Currency	Gains	Pension	(Losses)
	Translation	(Losses)	Liability	on Hedge
(In millions)	Adjustment	on Securities	Adjustment	Contracts	Total
Balance at December 28, 2002	$(112)	$3	$(97)	$(19)	$(225)
Other comprehensive income (loss), net of tax	159	—	(35)	37	161
Balance at January 3, 2004	$47	$3	$(132)	$18	$(64)
Other comprehensive income (loss), net of tax	97	—	(131)	4	(30)
Reclassification adjustment, net of tax	—	(3)	—	—	(3)
Balance at January 1, 2005	$144	$—	$(263)	$22	$(97)
Other comprehensive income (loss), net of tax	(17)	—	34	2	19
Balance at December 31, 2005	$127	$—	$(229)	$24	$(78)

Included in Other Comprehensive Income (Loss) is an income tax (expense) benefit of $(12) million, $(22) million and $3 million in 2005, 2004 and 2003, respectively.

Note 13. Share-Based Compensation

Summary of Share-Based Compensation Plans

Textron’s 1999 Long-Term Incentive Plan (the “Plan”) authorizes awards to key employees of Textron in the form of options to purchase Textron shares and restricted stock. Options to purchase Textron shares have a maximum term of ten years and, beginning with 2004 grants, vest ratably over a three-year period. Grants awarded prior to 2004 vested ratably over two years. Restricted stock grants vest one-third each in the third, fourth and fifth year following the grant. The maximum number of shares authorized under the Plan includes 17.5 million options to purchase Textron shares and two million shares of restricted stock. Textron also provides share-based compensation awards payable in cash, including retention awards to certain executives and performance share units. Payouts under performance share units vary based on certain performance criteria measured over a three-year period. The performance share units vest at the end of three years.

The Deferred Income Plan for Textron Key Executives (the “DIP”) provides participants the opportunity to voluntarily defer up to 25% of their base salary and up to 100% of annual and long-term incentive compensation and other compensation. Elective deferrals may be put into either a stock unit account or an interest bearing account. Textron generally contributes a 10% premium on amounts deferred into the stock unit account. Executives who are eligible to participate in the DIP who have not achieved and/or maintained the required minimum stock ownership level are required to defer annual incentive compensation in excess of 100% of the executive’s annual target into a deferred stock unit account and are not entitled to the 10% premium contribution on the amount deferred. Participants cannot move amounts between the two accounts while actively employed by Textron and cannot receive distributions until termination of employment.

Change in Accounting for Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the transition date for companies to the first fiscal year beginning after June 15, 2005, effectively delaying Textron’s required adoption of SFAS No. 123-R until the first quarter of 2006.

Prior to 2005, Textron accounted for share-based payments, including stock options issued under its Plan, using the intrinsic value method of APB No. 25.

Textron elected to adopt SFAS No. 123-R in the first quarter of 2005 using the modified prospective method. Under this transition method, compensation expense recognized in 2005 includes: a) compensation cost for all stock options and restricted stock granted prior to but not yet vested as of January 1, 2005, based on the grant-date fair value estimated and recognized in accordance with the provisions of SFAS No. 123 and b) compensation cost for all stock options and restricted stock granted subsequent to January 1, 2005, and all share-based compensation awards accounted for as liabilities, based upon the measurement and recognition provisions of SFAS No. 123-R. For awards granted or modified in 2005 and prospectively, compensation costs for awards with only service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation costs for awards granted prior to 2005 are recognized using the attribution methods required under SFAS No. 123. Upon adoption, Textron re-measured its share-based compensation awards that are accounted for as liabilities at fair value. The cumulative effect of adoption upon this re-measurement resulted in an increase to net income of approximately $1 million in the first quarter of 2005, which is not considered to be material and is recorded in selling and administrative expense. SFAS No. 123-R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. For 2005, $14 million of these excess tax benefits have been presented as cash provided by financing activities in the Consolidated Statement of Cash Flows.

The compensation expense that has been recorded in net income for Textron’s share-based compensation plans is as follows:

(In millions)	2005	2004	2003
Compensation expense, net of hedge income or expense	$64	$31	$21
Income tax benefit	(24)	(11)	(7)
Net compensation cost	$40	$20	$14

Included in the table above are net compensation costs recorded in discontinued operations of $2 million in 2005 and $1 million in 2004. Share-based compensation costs have been reflected primarily in selling and administrative expenses. For 2005, the expense includes attribution of the fair value of options issued, as well as the portion of previously granted options for which the requisite service was rendered, totaling approximately $17 million. Of this amount, approximately $15 million has been recorded in continuing operations and $2 million in discontinued operations.

The net impact of the adoption is as follows for the year ended December 31, 2005:

	Upon	If SFAS
	Adoption	No. 123-R
	of SFAS	Had Not Been
(In millions, except per share data)	No. 123-R	Adopted
Income from continuing operations before income taxes	$739	$755
Net income	$203	$214
Basic earnings per share	$1.52	$1.60
Diluted earnings per share	$1.49	$1.57

Impact of SFAS No. 123-R Adoption on Prior Periods

No compensation expense related to stock option grants has been recorded in the Consolidated Statements of Operations for the years ended January 1, 2005 and January 3, 2004, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if Textron had applied the fair value recognition provisions required by SFAS No. 123-R prior to January 2, 2005:

(In millions, except per share data)	2004	2003
Net income, as reported	$365	$259
Add back: Share-based employee compensation expense included in reported net income*	20	14
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards*	(26)	(29)
Pro forma net income	$359	$244
Income per share:
Basic - as reported	$2.66	$1.91
Basic - pro forma	$2.61	$1.80
Diluted - as reported	$2.61	$1.89
Diluted - pro forma	$2.56	$1.78

* Net of related taxes and hedge income or expense

Stock Options

The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. The weighted-average fair value of options granted per share was $20, $14 and $10 for 2005, 2004 and 2003, respectively. The fair values of options granted are estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on Textron common stock, historical volatilities and other factors. Textron uses historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.

The weighted-average assumptions used in Textron’s Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	2005	2004	2003
Dividend yield	2%	2%	3%
Expected volatility	25%	37%	38%
Risk-free interest rate	4%	3%	3%
Expected term (In years)	6.0	3.7	3.6

The following table summarizes information related to stock option activity for the respective periods:

(In millions)	2005	2004	2003
Intrinsic value of options exercised	$59	$81	$20
Cash received from option exercises	$106	$187	$67
Actual tax benefit realized for tax deductions from option exercises	$18	$26	$7

Stock option activity under the Plan is summarized as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
(Shares in thousands)	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	9,261	$52.05	13,158	$49.24	14,140	$49.62
Granted	1,208	76.69	1,532	54.07	1,905	39.67
Exercised	(2,151)	48.62	(4,363)	42.48	(1,797)	39.59
Canceled, expired or forfeited	(172)	70.09	(1,066)	59.52	(1,090)	53.29
Outstanding at end of year	8,146	$56.23	9,261	$52.05	13,158	$49.24
Exercisable at end of year	6,206	$52.41	7,176	$52.70	9,115	$53.02

Options that were outstanding and exercisable as of December 31, 2005 are as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
	(In thousands)		(In years)	(In millions)
Outstanding	8,146	$56.23	5.99	$169
Exercisable	6,206	$52.41	5.13	$152

Restricted Stock

The fair value of restricted stock is based on the trading price of Textron common stock on the date of grant, less required adjustments to reflect the fair value of the award as dividends are not paid or accrued until the restricted stock vests. The weighted-average grant-date fair value of restricted stock granted in 2005, 2004 and 2003 was approximately $71, $57 and $40 per share, respectively.

Restricted stock activity under the Plan for 2005 is as follows:

		Weighted-
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Outstanding at beginning of year, nonvested	867	$49.44
Granted	353	71.13
Vested	(5)	39.63
Forfeited	(59)	51.50
Outstanding at end of year, nonvested	1,156	$55.99

Share-Based Compensation Awards Accounted for as Liabilities

The fair value of share-based compensation awards accounted for as liabilities includes performance share units, retention awards and DIP stock unit awards. The fair value of these awards is based on the trading price of Textron common stock, less adjustments to reflect the fair value of the award as dividends are not paid or accrued until vested, and is remeasured at each reporting period date.

Share-Based Compensation Awards

The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:

(In millions)	2005	2004	2003
Subject only to service conditions:
Value of shares, options or units vested	$21	$36	$16
Intrinsic value of cash awards paid	$9	$8	$5
Subject to performance vesting conditions:
Value of units vested	$37	$26	$16
Intrinsic value of cash awards paid	$25	$15	$8
Intrinsic value of amounts paid under DIP	$18	$7	$10

As of December 31, 2005, $58 million represents the total compensation cost associated with unvested awards subject only to service conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately two years. As of December 31, 2005, $25 million represents the total compensation cost associated with unvested share-based compensation awards subject to performance vesting conditions that has not yet been recognized. Textron expects that this compensation will be recognized over a weighted-average period of approximately two years.

Note 14. Pension Benefits and Postretirement Benefits Other Than Pensions

Textron has defined benefit and defined contribution pension plans that together cover substantially all employees. The cost of the defined contribution plans amounted to approximately $45 million in 2005, $23 million in 2004 and $15 million in 2003. The increase in cost related to the defined contribution plans reflects changes to Textron’s matching contribution rate over the past three years. In April 2003, Textron temporarily suspended matching contributions to its U.S.-based defined contribution plans for non-bargained employees. Effective January 1, 2004, the matching contributions were partially reinstated, with Textron matching $0.25 for each $1.00 of employee contribution up to a maximum Textron matching contribution of 2.5% of eligible compensation. Matching contributions were raised to their original level of $0.50 for each $1.00 of employee contribution up to a maximum Textron matching contribution of 5% of eligible compensation in August 2004.

Defined benefits under salaried plans are based on salary and years of service. Hourly plans generally provide benefits based on stated amounts for each year of service. Textron’s funding policy is consistent with federal law and regulations. Textron also offers healthcare and life insurance benefits for certain retired employees, which are included below under the “Postretirement Benefits Other Than Pensions” caption.

The components of Textron’s net periodic benefit cost (income) are as follows:

	Pension Benefits			Postretirement Benefits Other Than Pensions
(In millions)	2005	2004	2003	2005	2004	2003
Service cost	$129	$106	$93	$9	$8	$6
Interest cost	271	265	259	37	37	39
Expected return on plan assets	(387)	(400)	(403)	—	—	—
Amortization of unrecognized transition asset	1	1	(6)	—	—	—
Amortization of prior service cost	18	16	15	(6)	(9)	(8)
Amortization of net loss	35	7	2	13	9	5
Net periodic benefit cost (income)	$67	$(5)	$(40)	$53	$45	$42
Weighted-average assumptions used to determine net periodic benefit cost (income):
Discount rate	5.69%	6.17%	6.65%	5.78%	6.31%	6.75%
Expected long-term rate of return on plan assets	8.57%	8.72%	8.78%	—	—	—
Rate of compensation increase	4.35%	4.33%	4.20%	—	—	—

Obligations and Funded Status

The following summarizes the changes in the benefit obligation and in the fair value of plan assets and provides a reconciliation of the funded status to the amounts recognized in the balance sheet for the pension and postretirement benefit plans, along with the assumptions used to determine benefit obligations:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2005	2004	2005	2004
Change in benefit obligation:
Beginning balance	$4,931	$4,373	$658	$654
Service cost	129	106	9	8
Interest cost	271	265	37	37
Amendments	16	1	1	3
Plan participants’ contributions	3	3	5	6
Actuarial losses	97	408	108	24
Benefits paid	(277)	(273)	(73)	(74)
Foreign exchange rate changes	(51)	48	(1)	1
Curtailments	—	—	—	(1)
Ending balance	$5,119	$4,931	$744	$658
Change in fair value of plan assets:
Beginning balance	$4,537	$4,246	$—	$—
Actual return on plan assets	506	490	—	—
Employer contributions	20	34	—	—
Plan participants’ contributions	3	3	—	—
Benefits paid	(277)	(273)	—	—
Foreign exchange rate changes	(43)	37	—	—
Ending balance	$4,746	$4,537	$—	$—
Reconciliation of funded status:
Funded status	$(373)	$(394)	$(744)	$(658)
Unrecognized actuarial loss	1,002	1,105	253	161
Unrecognized prior service cost (benefit)	160	136	(24)	(30)
Unrecognized transition net asset	1	1	—	—
Net amount recognized	$790	$848	$(515)	$(527)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost asset	$849	$811	$—	$—
Accrued benefit liability	(326)	(281)	(515)	(527)
Intangible assets	57	59	—	—
Accumulated other comprehensive loss	210	259	—	—
Net amount recognized	$790	$848	$(515)	$(527)
Weighted-average assumptions used to determine benefit obligations at year-end:
Discount rate	5.55%	5.69%	5.66%	5.78%
Rate of compensation increase	4.36%	4.35%	—	—

Pension Benefits

The accumulated benefit obligation for all defined benefit pension plans was $4.7 billion at December 31, 2005 and $5.0 billion at January 1, 2005. Pension plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows at year-end:

(In millions)	2005	2004
Projected benefit obligation	$2,202	$1,765
Accumulated benefit obligation	$1,949	$1,580
Fair value of plan assets	$1,643	$1,323

In addition to the plans in the above table, at January 1, 2005 Textron had plans with an aggregate fair value of plan assets of $40 million, a projected benefit obligation of $63 million and an accumulated benefit obligation of $41 million.

Textron’s pension assets are invested with the objective of achieving a total rate of return, over the long term, sufficient to fund future pension obligations and to minimize future pension contributions. Textron is willing to tolerate a commensurate level of risk to achieve this objective based on the funded status of the plans and the long-term nature of Textron’s pension liability. Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers. All of the assets are managed by external investment managers, and the majority of the assets are actively managed. Where possible, investment managers are prohibited from owning Textron stock in the portfolios that they manage on behalf of Textron.

For U.S. plan assets, comprising the majority of plan assets, asset allocation target ranges were established consistent with the investment objectives, and the assets are rebalanced periodically. The expected long-term rate of return on plan assets was determined based on a variety of considerations, including the established asset allocation targets and expectations for those asset classes, historical returns of the plans’ assets and the advice of outside advisors. At December 31, 2005, the target allocation range is 44% - 70% for equity securities, 13% - 33% for debt securities and 7% - 13% for both real estate and for other assets. For foreign plan assets, allocations are based on expected cash flow needs and assessments of the local markets. Textron’s percentages of the fair value of total pension plan assets by major category are as follows:

	December 31,	January 1,
Asset Category	2005	2005
Equity securities	58%	59%
Debt securities	23%	24%
Real estate	9%	8%
Other	10%	9%
Total	100%	100%

Postretirement Benefits Other than Pensions

For measurement purposes, Textron has assumed an annual medical and prescription drug healthcare cost trend rate of 11% for covered healthcare benefits in 2005. The medical rate is assumed to decrease to 5% by 2009 and remain at that level. The prescription drug rate is expected to rise to 12% in 2006, then decrease to 5% by 2013 and remain at that level. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-	One-
	Percentage-	Percentage-
	Point	Point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on postretirement benefit obligations other than pensions	$55	$(49)

During the third quarter of 2004, Textron adopted FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act provides for a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide benefits that are at least actuarially equivalent to Medicare Part D. Textron has determined that the benefits it provides meet the equivalency tests as defined in the Act and has included the effects of the subsidy as a reduction to the accumulated projected benefit obligation of approximately $50 million. The total impact of the subsidy on the net periodic benefit cost for postretirement benefits other than pensions in 2005 and 2004 was approximately $10 million and $7 million, respectively.

Estimated Future Cash Flow Impact

In 2006, Textron expects to contribute in the range of $25 million to $30 million to fund its qualified pension plans and does not expect to contribute to its other postretirement benefit plans. The benefit payments provided below reflect expected future employee service, as appropriate, that are expected to be paid, net of estimated participant contributions. The benefit payments are based on the same assumptions used to measure Textron’s benefit obligation at the end of fiscal 2005. Pension benefit payments will primarily be made out of qualified pension trusts. Postretirement benefits other than pensions are paid out of Textron’s assets.

(In millions)	Pension Benefits	Post- retirement Benefits Other Than Pensions	Expected Medicare Part D Subsidy
2006	$281	$69	$(5)
2007	285	72	(6)
2008	291	73	(6)
2009	300	74	(6)
2010	306	74	(6)
2011 – 2015	1,631	349	(32)

Note 15. Income Taxes

Textron files a consolidated federal income tax return for all U.S. subsidiaries and separate returns for foreign subsidiaries. Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts is as follows:

(In millions)	2005	2004	2003
United States	$574	$333	$270
Foreign	165	207	154
Total	$739	$540	$424

Income tax expense for continuing operations is summarized as follows:

(In millions)	2005	2004	2003
Federal:
Current	$128	$49	$48
Deferred	64	59	10
State	10	11	13
Foreign	21	46	38
Income tax expense	$223	$165	$109

The following reconciles the federal statutory income tax rate to the effective income tax rate reflected in the Consolidated Statements of Operations:

	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Valuation allowance on contingent receipts	2.1	—	—
State income taxes	0.9	1.3	2.0
Special foreign dividend	0.1	2.1	—
Favorable tax settlements	—	—	(3.0)
Employee Stock Ownership Plan dividends	(0.9)	(1.2)	(1.8)
Foreign tax rate differential	(5.0)	(4.8)	(3.4)
Export sales benefit	(1.1)	(1.0)	(1.3)
Other, net	(0.9)	(0.8)	(1.8)
Effective income tax rate	30.2%	30.6%	25.7%

The tax effects of temporary differences that give rise to significant portions of Textron’s net deferred tax assets and liabilities were as follows:

	December 31,	January 1,
(In millions)	2005	2005
Deferred tax assets:
Deferred revenue	$18	$24
Restructuring reserve	12	14
Warranty and product maintenance reserves	109	99
Self-insured liabilities, including environmental	83	92
Deferred compensation	170	162
Allowance for credit losses	59	74
Amortization of goodwill and other intangibles	22	28
Loss carryforwards	45	64
Obligation for postretirement benefits	6	—
Other, principally timing of other expense deductions	145	141
Total deferred tax assets	669	698
Valuation allowance for deferred tax assets	(116)	(125)
	$553	$573
Deferred tax liabilities:
Textron Finance transactions, principally leasing	$(525)	$(505)
Property, plant and equipment, principally depreciation	(94)	(96)
Inventory	(62)	(53)
Obligation for postretirement benefits	—	(2)
Currency translation adjustment	(10)	(3)
Total deferred tax liabilities	(691)	(659)
Net deferred tax liability	$(138)	$(86)

At December 31, 2005 and January 1, 2005, Textron had non-U.S. net operating loss carryforwards for income tax purposes of $95 million and $94 million, respectively, of which $78 million and $82 million, respectively, can be carried forward indefinitely. The balance expires at various dates through 2020. At January 1, 2005, Textron had U.S. net operating loss carryforwards for income tax purposes of $64 million that were utilized in 2005. At December 31, 2005 and January 1, 2005, Textron had federal and state credit carryforwards for income tax purposes of $23 million and $15 million, respectively. If not utilized, the federal and state tax credit carryforwards will begin to expire in 2015.

A valuation allowance at December 31, 2005 and January 1, 2005 of $116 million and $125 million, respectively, has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of the deferred tax assets. The decrease in the valuation allowance was primarily related to deferred tax assets resulting from minimum pension liability adjustments recorded in Other Comprehensive Income (Loss) for certain foreign jurisdictions and currency translation adjustments, partially offset by a valuation allowance related to contingent receipts.

Textron’s income taxes payable for federal and state purposes have been reduced by the tax benefits from employee stock options. Textron receives an income tax benefit for certain stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. See Note 13 for the net tax benefits to employee stock options.

The undistributed earnings of Textron’s foreign subsidiaries on which tax is not provided, which approximated $530 million at the end of 2005, are considered to be indefinitely reinvested. If the earnings of foreign subsidiaries were distributed, taxes, net of foreign tax credits, would be increased by approximately $111 million in 2005.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law and includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During 2005, Textron repatriated $435 million in cash from foreign subsidiaries under this provision related to continuing operations. Tax expense of $0.9 million and $11 million was recognized in 2005 and 2004, respectively, related to this repatriation. In addition, Textron repatriated approximately $183 million in cash related to its discontinued operations and recorded related tax expense of $2 million in 2005.

Cash payments for taxes, net of tax refunds received, for Textron Manufacturing excluding discontinued operations totaled $107 million in 2005, $(16) million in 2004 and $(38) million in 2003. Cash payments for taxes, net of tax refunds, for discontinued operations totaled $(33) million in 2005, $(16) million in 2004 and $(120) million in 2003. Cash payments for taxes, net of tax refunds, for Textron Finance totaled $22 million in 2005, $61 million in 2004 and $(6) million in 2003.

Note 16. Special Charges

Special charges are summarized below for the applicable segments:

	Restructuring Expense
(In millions)	Severance Costs	Contract Terminations	Fixed Asset Impairments	Other Associated Costs	Total	Other Charges (Gain)	Total Special Charges
2005
Industrial	$2	$—	$—	$4	$6	$—	$6
Corporate	—	—	—	—	—	112	112
	$2	$—	$—	$4	$6	$112	$118
2004
Bell	$—	$—	$(1)	$—	$(1)	$—	$(1)
Industrial	28	37	1	6	72	—	72
Corporate	—	—	—	—	—	(12)	(12)
	$28	$37	$—	$6	$71	$(12)	$59
2003
Bell	$2	$—	$—	$—	$2	$—	$2
Cessna	8	—	1	—	9	—	9
Industrial	17	2	10	13	42	—	42
Finance	4	—	2	—	6	—	6
Corporate	3	—	—	—	3	15	18
	$34	$2	$13	$13	$62	$15	$77

Restructuring Program

Textron substantially completed its company-wide restructuring program at the end of 2005. Textron approved and committed to a restructuring program in the fourth quarter of 2000 to improve returns at core businesses and to complete the integration of certain acquisitions. This program was expanded in 2001 and in 2002 as part of Textron’s strategic effort to improve operating efficiencies. Textron’s restructuring program included corporate and segment direct and indirect workforce reductions, consolidation of facilities, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses and the streamlining of sales and administrative overhead. Under this program, Textron reduced its workforce by approximately 8,000 employees from continuing operations, representing approximately 19% of its global workforce since the program was first announced, and has closed 85 facilities.

As of December 31, 2005, Textron had incurred total program costs of $306 million, which is composed of $164 million in severance costs, $44 million in contract termination costs, $34 million in asset impairment charges (net of gains on the sale of fixed assets) and $64 million in other associated costs. Total program costs incurred by segment include $219 million in the Industrial segment, $38 million in the Cessna segment, $29 million in the Bell segment, $9 million in the Finance segment and $11 million at Corporate.

An analysis of the restructuring program and related reserve account is summarized below:

(In millions)	Severance Costs	Contract Terminations	Fixed Asset Impairments	Other Associated Costs	Total
Balance at December 28, 2002	$14	$2	$—	$—	$16
Additions	35	2	13	13	63
Reserves deemed unnecessary	(1)	—	—	—	(1)
Non-cash utilization	—	—	(13)	—	(13)
Cash paid	(39)	(2)	—	(13)	(54)
Balance at January 3, 2004	$9	$2	$—	$—	$11
Additions	30	37	4	6	77
Reserves deemed unnecessary	(2)	—	—	—	(2)
Gains on sale of fixed assets	—	—	(4)	—	(4)
Cash paid	(25)	(3)	—	(6)	(34)
Balance at January 1, 2005	$12	$36	$—	$—	$48
Additions	2	—	—	4	6
Cash paid	(11)	(2)	—	(4)	(17)
Balance at December 31, 2005	$3	$34	$—	$—	$37

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

Other Charges (Gain)

In connection with the disposition of Automotive Trim to subsidiaries of Collins & Aikman Corporation (“C&A”), Textron Finance has recourse to Textron Manufacturing for equipment leases with the subsidiaries. The outstanding balance on these leases totaled approximately $70 million at December 31, 2005. During the fourth quarter of 2005, the lease term for these leases expired and C&A failed to make one of its lease payments. While Textron Finance is currently in negotiations with C&A to renew these leases, Textron Manufacturing recorded an additional reserve of $10 million in the fourth quarter of 2005 based on uncertainties related to these leases. Consistent with other C&A-related charges and gains, Textron recorded this charge in Special Charges.

In addition to the Textron Finance equipment leases, certain operating leases were transferred and assigned to subsidiaries of C&A upon the sale of Trim. As discussed in Note 18, Textron has guaranteed C&A’s payments under these operating leases and certain environmental matters. In May 2005, C&A and substantially all of its subsidiaries, including C&A Products Co. (“C&A Products”), filed for Chapter 11 bankruptcy protection, and in July 2005, C&A’s European subsidiaries filed a group-wide administration order in the United Kingdom. These filings effectively reduced Textron’s ability to seek recourse from C&A under the indemnity provisions of the purchase and sale agreement, should a default occur. Based on C&A’s recent failure to pay certain leases, as well as the negotiations entered into as part of the potential sale of C&A’s European operations, Textron recorded $11 million in the fourth quarter of 2005 to cover its exposure under these leases, along with certain environmental and workers’ compensation matters. Consistent with other C&A-related charges and gains, Textron recorded this charge in Special Charges.

Textron also acquired preferred stock in C&A Products and C&A common stock in connection with the Trim disposition. In March 2005, Textron agreed to sell approximately 60 percent of its preferred stock in C&A Products to Heartland Industrial Partners, L.P. (“Heartland”) for a combination of cash and other consideration with a total value of approximately $25 million. Heartland also had the option to purchase the remaining preferred shares for an aggregate price of $20 million. Textron recorded a pre-tax impairment charge of approximately $52 million in the first quarter of 2005 to write down the preferred shares to fair market value based on the value determined by the agreement and other market considerations. With C&A Products’ filing for Chapter 11 bankruptcy protection, Heartland’s obligation to purchase the preferred stock was effectively terminated. Based on relevant market considerations, Textron recorded approximately $39 million in Special Charges in the second quarter of 2005 to write off the remaining book value of its investment in the preferred stock.

In 2004, Textron sold its remaining investment in C&A common stock for cash proceeds of $34 million and recorded a pre-tax gain of $12 million in Special Charges.

In 2003, Textron redeemed its 7.92% Junior Subordinated Deferrable Interest Debentures due 2045. The debentures were held by Textron’s wholly owned trust, and the proceeds from their redemption were used to redeem all of the $500 million Textron Capital I trust preferred securities. Upon the redemption, $15 million of unamortized issuance costs were written off and recorded in Special Charges.

Note 17. Commitments and Contingencies

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

During 2002, the Lycoming aircraft engine business, in conjunction with the U.S. Federal Aviation Administration (“FAA”), recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a former third-party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program has been completed. Textron has continued to monitor the performance of the crankshafts previously supplied by the former supplier to ensure their continued suitability for their intended use and to ensure that the existing reserves are adequate to cover the costs directly related to potential crankshaft issues that may not specifically be a part of the prior recall program. On July 11, 2005, Lycoming issued a service bulletin covering certain non-turbocharged aircraft engines to replace crankshafts manufactured by the former supplier with new FAA-certified crankshafts. The service bulletin covers approximately 1,100 crankshafts and requires the affected crankshafts to be replaced within the earlier of the next 50 hours of operation or six months. An additional $5 million was accrued in the second quarter of 2005 to increase existing reserves for this matter. In November, this service bulletin was amended to include an additional 325 engines and an additional $3 million was recorded.

During the fourth quarter of 2005, Lycoming developed a plan to institute a retirement program for approximately 5,100 crankshafts, representing the remaining crankshafts manufactured by the former supplier using the same forging technique as the crankshafts covered by prior service bulletins. This program is being discussed with the FAA and is expected to be implemented in early 2006. There have been no accidents involving these crankshafts, and they have not been the subject of a recall. An additional reserve of $10 million was recorded in the fourth quarter to cover the expected cost of this planned retirement program. As of December 31, 2005, reserves to cover costs directly related to crankshafts provided by the former supplier totaled $23 million.

In connection with the recall, the former supplier filed a lawsuit against Lycoming claiming that the former supplier had been wrongly blamed for aircraft engine failures resulting from its crankshaft forging process and that Lycoming’s design was the cause of the engine failures. In February 2005, a jury returned a verdict against Lycoming for $86 million in punitive damages, $2.7 million in expert fees and $1.7 million in increased insurance costs. The jury also found that the former supplier’s claim that it had incurred $5.3 million in attorneys’ fees was reasonable. Judgment was entered on the verdict on March 29, 2005, awarding the former supplier $9.7 million in alleged compensatory damages and attorneys’ fees and $86 million in alleged punitive damages. While the ultimate outcome of the litigation cannot be assured, management strongly disagrees with the verdicts and believes that it is probable that they will be reversed through the appellate process.

Research and Development Arrangements

As part of the realignment of Bell/Agusta Aerospace Company LLC (“BAAC”) (see Note 19), Bell Helicopter, Agusta S.p.A. and two of its affiliated companies (collectively, “Agusta”) have agreed to share certain Model BA609 development costs. On behalf of BAAC, Agusta will incur development costs to enhance its investment in BAAC. These development costs will be recorded by Textron in consolidation as research and development expense, with a credit to minority interest for Agusta’s share. Agusta may also make cash contributions to reimburse portions of Bell Helicopter’s development costs incurred on behalf of BAAC. Based on development costs incurred, Bell received $43 million in cash contributions from Agusta, which were recorded in income in 2005.

During 2005, Bell Helicopter entered into four separate risk-sharing arrangements. Two of the arrangements are with commercial participants in the development of the Bell Model 429 aircraft. The arrangements require contributions from the participants totaling $20 million, which are due once the development effort reaches certain predetermined milestones, as well as in-kind development contributions from one participant. The other two arrangements are with Canadian governmental organizations. These arrangements, which currently include the Model 429 aircraft and may potentially include certain future aircraft, each require cash contributions of up to CAD 115 million from the participants, based on a percentage of qualifying research and development costs incurred.

Each of the participants under these arrangements is entitled to payments from Bell Helicopter, with the commercial participants also entitled to discounts, based on future sales of the Model 429 aircraft. In addition, there are certain requirements related to production of future Model 429 aircraft in Canada, and one of the commercial participants is entitled to perform certain manufacturing functions for the Model 429 aircraft. Based on the development activities completed and costs incurred in the current and prior periods through December 31, 2005, $35 million has been recorded in income related to these arrangements.

Environmental Remediation

As with other industrial enterprises engaged in similar businesses, Textron is involved in a number of remedial actions under various federal and state laws and regulations relating to the environment that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites on which hazardous wastes or materials were disposed or released. Expenditures to evaluate and remediate contaminated sites approximated $6 million in each of the three years ended December 31, 2005.

Textron’s accrued estimated environmental liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations and are subject to a number of factors and uncertainties. Accrued liabilities relate to disposal costs, U.S. Environmental Protection Agency oversight costs, legal fees, and operating and maintenance costs for both currently and formerly owned or operated facilities. Circumstances that can affect the reliability and precision of the accruals include the identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation, and the time period over which remediation may occur. Textron believes that any changes to the accruals that may result from these factors and uncertainties will not have a material effect on Textron’s financial position or results of operations. Based upon information currently available, Textron estimates potential environmental liabilities to be in the range of $44 million to $143 million. At the end of 2005, environmental reserves of approximately $66 million, of which $12 million are classified as current liabilities, have been established to address these specific estimated potential liabilities. Textron estimates that its accrued environmental remediation liabilities will likely be paid over the next five to ten years.

Note 18. Arrangements with Off-Balance Sheet Risk

Textron enters into arrangements with off-balance sheet risk in the normal course of business, as discussed below.

Guarantees

Textron has joint venture agreements with external financing arrangements for which Textron has guaranteed approximately $15 million in debt obligations, including approximately $5 million related to discontinued operations. Textron would be required to make payments under these guarantees if a joint venture defaults under the debt agreements.

Bell Helicopter and AgustaWestland North America Inc. (“AWNA”) formed the AgustaWestlandBell LLC (“AWB LLC”) in January 2004 for the joint design, development, manufacture, sale, customer training and product support of the US101 helicopter, recently designated the VH-71 helicopter, and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government.

In March 2005, AWB LLC received a $1.2 billion cost reimbursement-type subcontract from Lockheed Martin for the System Development and Demonstration phase of the U.S. Marine Corps Marine 1 Helicopter Squadron (VH-71) Program. On March 11, 2005, Bell Helicopter guaranteed to Lockheed Martin the due and prompt performance by AWB LLC of all its obligations under this subcontract, provided that Bell Helicopter’s liability under the guaranty shall not exceed 49% of AWB LLC’s aggregate liability to Lockheed Martin under the subcontract. AgustaWestland N.V., AWNA’s parent company, has guaranteed the remaining 51% to Lockheed Martin. Bell Helicopter and AgustaWestland N.V. have entered into cross-indemnification agreements in which each party indemnifies the other related to any payments required under these agreements that result from the indemnifying party’s workshare under any subcontracts received.

For 2005, AWB LLC’s maximum obligation is 20% of the total contract value, which equates to $232 million based on the current contract value of $1.2 billion. In 2006, AWB LLC’s maximum obligation increases to 40%, or $464 million, and thereafter increases to 50%, or $580 million. Accordingly, the maximum amount of Bell Helicopter’s liability under the guarantee is $114 million at December 31, 2005 and will be $227 million in 2006 and $284 million thereafter through completion.

In the ordinary course of business, Textron enters into standby letters of credit and surety bonds with financial institutions, principally to guarantee payment or performance to certain third parties in accordance with specified terms and conditions. At December 31, 2005, there were $155 million of standby letters of credit outstanding and $91 million of surety bonds outstanding. Management knows of no event of default that would require Textron to satisfy these guarantees at the end of 2005.

Textron has a number of guaranteed minimum resale value contracts associated with certain past aircraft sales. These guarantees require Textron to make possible future payments to a customer in the event that the fair value of an aircraft falls below a minimum guaranteed amount or to stipulate a minimum trade-in value. The agreements generally include operating restrictions such as maximum usage over the guarantee period or minimum maintenance requirements. In addition, Textron has guaranteed the minimum resale value of certain customer-owned aircraft anticipated to be traded in upon completion of a model currently under development. Textron has recorded a $3 million liability related to the estimated fair value of the guarantee under these agreements. The total amount of resale value guaranteed under these agreements at December 31, 2005 was approximately $31 million. Based on the estimated fair values of the guaranteed aircraft prevailing at December 31, 2005, there was no additional liability related to Textron’s obligation under these agreements. The guarantee contracts expire as follows: $3 million in 2006, $2 million in 2008, $3 million in 2009, $2 million in 2010, $2 million in 2011 and $19 million in 2012.

Textron Finance sells receivables in whole-loan sales where limited credit enhancement is typically provided in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk. Textron Finance has a contingent liability related to the sale of equipment lease rental streams in 2003 and 2001. The maximum liability at December 31, 2005 was $42 million. Textron Finance has valued this recourse liability based on assumptions for annual credit losses and prepayment rates of 0.25% and 7.50%, respectively.

In connection with the sale of a note receivable in 2005, Textron Finance indemnified the purchaser against potential losses in limited circumstances. The maximum potential exposure of the indemnity is estimated to be $29 million, but due to the extremely low probability of occurrence and several other mitigating factors, including a specific indemnification from the original note issuer, no significant fair value has been attributed to the indemnity.

In connection with the disposition of Trim, certain operating leases were transferred and assigned to subsidiaries of C&A. Textron has guaranteed C&A’s payments under these operating leases and an environmental matter up to an aggregate remaining amount of approximately $24 million. Textron has an indemnification agreement with C&A for Textron’s guarantee to a third party related to a specific environmental matter. As discussed in Note 16, C&A’s filing for bankruptcy protection has effectively reduced Textron’s ability to seek recourse from C&A under the indemnity provisions of the purchase and sale agreement, should a default occur. In the third quarter of 2005, Textron received a demand notice from the third party related to the specific environmental matter. Textron will seek indemnification from C&A for any amounts it is required to pay for this matter. Textron is required to make payments under the other guarantees upon default by C&A. Textron has not received any significant default notices related to these leases, and management believes C&A will continue to make payments. As part of C&A’s announced plan to sell its European operations, management anticipates ongoing negotiations related to the guarantee of a leased European facility. Management will continue to monitor C&A’s performance and Textron’s reserves related to these matters. Textron has reserved $8 million based on management’s best estimate of Textron’s exposure under these guarantees.

Leases

Rental expense approximated $89 million, $89 million and $86 million in 2005, 2004 and 2003, respectively. Future minimum rental commitments for noncancelable operating leases in effect at the end of 2005 approximated $57 million for 2006, $42 million for 2007, $33 million for 2008, $30 million for 2009, $26 million for 2010 and a total of $120 million thereafter.

Loan Commitments

At December 31, 2005, Textron Finance had unused commitments to fund new and existing customers under $1.2 billion of committed revolving lines of credit, compared with $1.0 billion at January 1, 2005. Generally, interest rates on these commitments are not set until the loans are funded so Textron Finance is not exposed to interest rate changes. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements.

Note 19. Variable Interest Entities

BAAC is a joint venture established in 1998 between Bell Helicopter and a predecessor of Agusta S.p.A. to share certain costs and profits for the joint design, development, manufacture, marketing, sale, customer training and product support of the civil tiltrotor Model BA609 and until December 2005, the commercial helicopter Model AB139. This venture is a variable interest entity since it relies on its partners to fund the development and provide services for substantially all of the ventures’ operations.

On December 20, 2005, Bell Helicopter and Agusta entered into a realignment of BAAC, which included the sale by Bell Helicopter of its 25% profit interest in the Model AB139 medium twin helicopter program to Agusta. Agusta assumed ownership of all aspects of the Model AB139 program from BAAC, including all existing customer obligations. In exchange for its interest, Bell Helicopter received $10 million in cash, a $20 million note and a note for contingent payments from Agusta based on future Model AB139 sales. Bell Helicopter recognized a $30 million pre-tax gain upon the sale of its interest which is included in Segment Profit. The contingent receipts are expected to begin with aircraft deliveries in 2008 and will be recorded into income prospectively as the future sales occur.

In addition, the realignment allows Agusta to increase its profit interest in the Model BA609 from the original 25% to a maximum of 40% by increasing its investment during the development phase. These development activities may include cash contributions to reimburse Bell Helicopter for certain development costs incurred on behalf of BAAC (see Note 17). At year-end, Agusta’s profit interest was approximately 31%.

Prior to the realignment, only certain marketing and administrative costs were charged to BAAC, while development costs were recorded separately by the parties, with Bell Helicopter’s share of the development costs charged to Textron’s earnings as a period expense. As a result of the realignment, BAAC now includes only the Model BA609 tiltrotor, and Bell Helicopter has a controlling voting interest in BAAC. Accordingly, Bell Helicopter will absorb more than half of BAAC’s expected losses and residual returns. As a result, Textron has consolidated BAAC prospectively as of December 20, 2005.

Note 20. Supplemental Financial Information

Accrued Liabilities

Textron Manufacturing’s accrued liabilities are composed of the following:

	December 31,	January 1,
(In millions)	2005	2005
Customer deposits	$521	$549
Warranty and product maintenance contracts	318	280
Salaries, wages and employer taxes	258	225
Deferred revenue	102	110
Accrued interest	37	52
Dividends payable	46	48
Other	467	438
Total accrued liabilities	$1,749	$1,702

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

Changes in Textron’s warranty and product maintenance liability are as follows:

(In millions)	2005	2004	2003
Accrual at beginning of year	$280	$302	$295
Provision	188	146	149
Settlements	(149)	(151)	(151)
Adjustments to prior accrual estimates	(1)	(17)	9
Accrual at end of year	$318	$280	$302

Research and Development Costs

Company-funded and customer-funded research and development costs are as follows:

(In millions)	2005	2004	2003
Company-funded	$326	$291	$241
Customer-funded	366	283	332
Total research and development	$692	$574	$573

In 2005, $78 million in cost reimbursements of company-funded amounts were received or due from risk-sharing partners, resulting in net company-funded costs of $248 million. See Note 17 for additional information concerning these risk-sharing arrangements.

Customer-funded research and development costs are primarily related to U.S. Government contracts, including the V-22 and H-1 development contracts.

Note 21. Segment Reporting and Geographic Data

Textron has four reportable segments: Bell, Cessna, Industrial and Finance. See Note 1 for the principal markets, and Item 1. Business of Textron on pages 1 through 5 for products, of the segments.

Textron’s reportable segments are strategically aligned based on the manner in which Textron manages its various operations. The accounting policies of the segments are the same as those described in Note 1. Textron evaluates segment performance based on segment profit. Segment profit for Textron Manufacturing excludes interest expense, certain corporate expenses, special charges, and gains and losses from the disposition of significant business units. Textron Finance includes interest income and expense and excludes special charges and, in 2003, included distributions on preferred securities of the Finance subsidiary trust, as part of segment profit. Provisions for losses on finance receivables involving the sale or lease of Textron products are recorded by the selling manufacturing division when Textron Finance has recourse to Textron Manufacturing.

	Revenues			Segment Profit
(In millions)	2005	2004	2003	2005	2004	2003
Bell	$2,881	$2,254	$2,348	$368	$250	$234
Cessna	3,480	2,473	2,299	457	267	199
Industrial	3,054	3,046	2,836	150	194	150
Finance	628	545	572	171	139	122
	$10,043	$8,318	$8,055	1,146	850	705
Special charges				(118)	(59)	(77)
Segment operating income				1,028	791	628
Gain on sale of businesses				—	—	15
Corporate expenses and other, net				(199)	(157)	(123)
Interest expense, net				(90)	(94)	(96)
Income from continuing operations before income taxes and distributions on preferred securities of subsidiary trusts				$739	$540	$424

	Assets
(In millions)	2005	2004	2003
Bell	$1,966	$1,674	$1,496
Cessna	1,866	1,751	1,622
Industrial	2,383	2,601	2,468
Finance	7,441	6,738	6,333
Corporate	1,721	1,478	1,692
Discontinued operations	1,122	1,633	1,560
	$16,499	$15,875	$15,171

	Capital Expenditures*			Depreciation and Amortization
(In millions)	2005	2004	2003	2005	2004	2003
Bell	$152	$62	$50	$54	$49	$54
Cessna	105	98	99	84	71	75
Industrial	101	100	105	104	107	103
Finance	9	12	17	46	46	45
Corporate	13	22	18	15	7	2
	$380	$294	$289	$303	$280	$279

* Includes capital expenditures financed through capital leases

The following summarizes revenues by product type:

	Revenues
(In millions)	2005	2004	2003
Bell:
Rotor aircraft	$2,075	$1,615	$1,755
Other	806	639	593
Cessna: fixed-wing aircraft	3,480	2,473	2,299
Industrial:
Fuel systems and functional components	1,523	1,582	1,454
Golf and turf-care products	705	708	665
Fluid & Power	495	463	446
Other	331	293	271
Finance	628	545	572
	$10,043	$8,318	$8,055

Revenues include sales to the U.S. Government of $1.8 billion in 2005, $1.3 billion in 2004 and $1.4 billion in 2003, primarily in the Bell segment.

Geographic Data

Presented below is selected financial information of Textron’s continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2005	2004	2003	2005	2004	2003
United States	$6,390	$5,260	$5,335	$1,211	$1,093	$1,062
Canada	323	247	265	68	61	64
Latin America and Mexico	533	404	392	23	30	33
Europe	1,737	1,696	1,428	237	311	308
Asia and Australia	617	547	368	62	52	42
Middle East and Africa	443	164	267	6	7	6
	$10,043	$8,318	$8,055	$1,607	$1,554	$1,515

*	Revenues are attributed to countries based on the location of the customer.
**	Property, plant and equipment, net are based on the location of the asset.

Quarterly Data

	(Unaudited)	2005				2004
	(Dollars in millions, except per share amounts)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	Revenues
	Bell	$805	$674	$786	$616	$590	$570	$587	$507
	Cessna	967	890	910	713	856	699	500	418
	Industrial	744	686	824	800	763	697	805	781
	Finance	185	155	147	141	145	129	137	134
	Total revenues	$2,701	$2,405	$2,667	$2,270	$2,354	$2,095	$2,029	$1,840
	Segment profit
	Bell	$121	$89	$83	$75	$68	$59	$71	$52
	Cessna	132	117	121	87	119	82	44	22
	Industrial	16	21	58	55	47	42	57	48
	Finance	51	43	44	33	44	28	36	31
	Total segment profit	320	270	306	250	278	211	208	153
	Special charges	(21)	(2)	(41)	(54)	(21)	(3)	(1)	(34)
	Total segment operating income	299	268	265	196	257	208	207	119
	Corporate expenses and other, net	(54)	(47)	(55)	(43)	(49)	(34)	(37)	(37)
	Interest expense, net	(21)	(23)	(22)	(24)	(22)	(22)	(25)	(25)
	Income taxes	(56)	(52)	(70)	(45)	(66)	(40)	(41)	(18)
	Income from continuing operations	168	146	118	84	120	112	104	39
	(Loss) income from discontinued operations, net of income taxes	(50)	(310)	5	42	5	(9)	(4)	(2)
	Net income (loss)	$118	$(164)	$123	$126	$125	$103	$100	$37
	Earnings per common share
	Basic:
	Income from continuing operations	$1.28	$1.10	$0.88	$0.62	$0.88	$0.81	$0.75	$0.28
	(Loss) income from discontinued operations, net of income taxes	(0.38)	(2.33)	0.03	0.31	0.04	(0.06)	(0.03)	(0.01)
	Net income (loss)	$0.90	$(1.23)	$0.91	$0.93	$0.92	$0.75	$0.72	$0.27
	Basic average shares outstanding (In thousands)	131,569	132,910	134,603	135,127	136,571	137,896	137,749	137,380
	Diluted:
	Income from continuing operations	$1.25	$1.07	$0.86	$0.61	$0.86	$0.80	$0.73	$0.29
	(Loss) income from discontinued operations, net of income taxes	(0.37)	(2.27)	0.03	0.30	0.03	(0.07)	(0.02)	(0.03)
	Net income (loss)	$0.88	$(1.20)	$0.89	$0.91	$0.89	$0.73	$0.71	$0.26
	Diluted average shares outstanding (In thousands)	134,300	135,629	137,582	138,283	139,704	140,618	140,287	140,229
	Segment profit margins
	Bell	15.0%	13.2%	10.6%	12.2%	11.5%	10.4%	12.1%	10.3%
	Cessna	13.7	13.1	13.3	12.2	13.9	11.7	8.8	5.3
	Industrial	2.2	3.1	7.0	6.9	6.2	6.0	7.1	6.1
	Finance	27.6	27.7	29.9	23.4	30.3	21.7	26.3	23.1
	Segment profit margin	11.8	11.2	11.5	11.0	11.8	10.1	10.3	8.3
	Common stock information
Price range:	High	$80.00	$78.80	$78.30	$80.05	$74.63	$65.47	$59.43	$58.28
	Low	$69.00	$65.85	$71.11	$68.61	$63.04	$57.38	$52.45	$50.84
	Dividends per share	$0.350	$0.350	$0.350	$0.350	$0.350	$0.325	$0.325	$0.325

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Reserves

(In millions)	2005	2004	2003
Textron Manufacturing:
Balance at beginning of year	$54	$55	$41
Charged to costs and expenses	16	16	34
Deductions from reserves*	(32)	(17)	(20)
Balance at end of year	$38	$54	$55
Textron Finance:
Balance at beginning of year	$99	$119	$145
Charged to costs and expenses	29	58	81
Deduction from reserves*	(32)	(78)	(107)
Balance at end of year	$96	$99	$119

Textron Manufacturing’s Reserves for Recourse Liability to Textron Finance

(In millions)	2005	2004	2003
Balance at beginning of year	$48	$64	$59
Charged to costs and expenses	1	10	37
Reclassifications to Other Assets	—	(14)	(4)
Reclassification from discontinued operations line	—	—	21
Deductions from reserves*	(13)	(12)	(49)
Balance at end of year	$36	$48	$64

Textron Manufacturing’s Inventory FIFO Reserves

(In millions)	2005	2004	2003
Balance at beginning of year	$91	$100	$118
Charged to costs and expenses	25	33	41
Deductions from reserves*	(31)	(42)	(59)
Balance at end of year	$85	$91	$100

* Represents uncollectible accounts written off (less recoveries), inventory disposals, acquisitions and translation adjustments

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures – We have carried out an evaluation, under the supervision and the participation of our management, including our Chairman, President and Chief Executive Officer (our “CEO”) and our Executive Vice President and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Report of Management – See page 36.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – See page 37.

Changes in Internal Controls – On January 2, 2005, Textron engaged a third-party service provider to assume operational control and day to day management of Textron’s information technology infrastructure. During the fourth quarter of 2005, Textron continued its transfer of operational control and day to day management of its information technology infrastructure to the third-party service provider. The third-party service provider has responsibilities, under Textron’s oversight, for managing Textron’s networks and help desks, and maintaining mainframes, midrange servers and workstations located at both Textron and the third-party service provider locations. This transfer has materially affected Textron’s internal control over financial reporting related to its information technology infrastructure. We believe that we have taken appropriate actions to ensure that effective internal controls over financial reporting associated with the transfer have been and will continue to be maintained during the transition period.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information appearing under “Audit Committee,” “Nominees for Director,” “Directors Continuing in Office,” “Corporate Governance,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2006, is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information appearing under “Compensation of Directors,” “Report of the Organization and Compensation Committee on Executive Compensation,” “Executive Compensation” and “Performance Graph” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2006, is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under “Security Ownership of Certain Beneficial Holders,” “Security Ownership of Management,” and “Equity Compensation Plan Information “ in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2006, is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information appearing under “Transactions with Management and Others” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2006, is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information appearing under “Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2006, is incorporated by reference into this Annual Report on Form 10-K.

Item 15. Exhibits, Financial Statements and Schedules

Financial Statements and Schedules - See Index on Page 35.

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

NOTE:	Exhibits 10.1 through 10.19 below are management contracts or compensatory plans, contracts or agreements.

10.1A	Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

10.1B	Amendment to Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

10.1C	Objectives for Executive Officers Under Annual Incentive Compensation Plan for Textron Employees.

10.2	Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.3	Supplemental Benefits Plan for Textron Key Executives, as amended. Incorporated by reference to Exhibit 10.3 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.4	Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.4 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.5	Survivor Benefit Plan For Textron Key Executives, as amended. Incorporated by reference to Exhibit 10.5 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.6A	Textron 1994 Long-Term Incentive Plan (“1994 Plan”). Incorporated by reference to Exhibit 10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.

10.6B	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.9B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

10.6C	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.6 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

10.6D	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.8D to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

10.7A

Textron 1999 Long-Term Incentive Plan for Textron Employees (April 26, 2005 Restatement). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005.

10.7B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.7C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.7D	Form of Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.8A	Performance Share Unit Plan for Textron Employees. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005.

10.8B	Performance Factors for Executive Officers for Performance Share Units.

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

10.11A

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

10.12A

Employment Agreement between Textron and Lewis B. Campbell dated July 23, 1998. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

10.12B

Amendment dated May 6, 2005, to Employment Agreement between Textron and Lewis B. Campbell. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005.

10.12C	Retention Award granted to Lewis B. Campbell on December 14, 1995. Incorporated by reference to Exhibit 10.16B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

10.12D	Retention Award granted to Lewis B. Campbell on June 1, 1999. Incorporated by reference to Exhibit 10.13C to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

10.12E

Retention Award granted to Lewis B. Campbell on January 1, 2001, and revision of vesting schedule for the Retention Award granted on June 1, 1999. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.12F	Amendments to Retention Awards granted to Lewis B. Campbell. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

10.13A

Employment Agreement between Textron and Ted R. French dated December 21, 2000. Incorporated by reference to Exhibit 10.15A to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.13B	Retention Award granted to Ted R. French on January 1, 2001. Incorporated by reference to Exhibit 10.15B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.14A

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

10.16	Director Remuneration Package.

10.17	Director Stock Awards. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

10.18	CitationShares Director’s Evaluation Program. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.19

Amendment to 13 plans to comply with the American Jobs Creation Act of 2004. Incorporated by reference to Exhibit 10.18 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.20

5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.

10.21

364-day Credit Agreement dated March 31, 2003, among Textron Inc., the Banks listed therein and JPMorgan Chase Bank as Administrative Agent (the “364-day Credit Agreement”). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.

10.22

Amendment to the 5-Year Credit Agreement and the 364-day Credit Agreement. Incorporated by reference to Exhibit 10.19 to Textron’s Annual Report on Form 10-K for the fiscal quarter ended January 3, 2004.

10.23	Amendment No. 2 to the 364-day Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004.

10.24A

364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.24B

Amendment to 364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

10.24C

Amendment No. 2, dated as of July 25, 2005, to the 364-Day Credit Agreement dated as of July 28, 2003, among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 of Textron Financial Corporation’s Current Report on Form 8-K dated July 25, 2005.

10.25A

Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.25B

Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K dated July 25, 2005.

10.26

Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Confidential treatment has been requested for portions of this agreement. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

12.1	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Manufacturing.

12.2	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron including all majority-owned subsidiaries.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February 2006.

TEXTRON INC.
Registrant

By:	/s/Ted R. French
Ted R. French
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 24th day of February 2006, by the following persons on behalf of the registrant and in the capacities indicated:

Name		Title

	/s/ Lewis B. Campbell	Chairman, President and Chief Executive Officer,
	Lewis B. Campbell	Director

*
	H. Jesse Arnelle	Director

*
	Kathleen M. Bader	Director

*
	R. Kerry Clark	Director

*
	Ivor J. Evans	Director

*
	Lawrence K. Fish	Director

*
	Joe T. Ford	Director

*
	Paul E. Gagné	Director

*
	Dain M. Hancock	Director

*
	Lord Powell of Bayswater KCMG	Director

*
	Brian H. Rowe	Director

*
	Thomas B. Wheeler	Director

	/s/ Ted R. French	Executive Vice President and
	Ted R. French	Chief Financial Officer
(principal financial officer)

	/s/ Richard L. Yates	Senior Vice President and Corporate Controller
	Richard L. Yates	(principal accounting officer)

*By:	/s/ Michael D. Cahn
Michael D. Cahn
Attorney-in-fact

Exhibit Index

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

NOTE:	Exhibits 10.1 through 10.19 below are management contracts or compensatory plans, contracts or agreements.

10.1A	Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

10.1B	Amendment to Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

10.1C	Objectives for Executive Officers Under Annual Incentive Compensation Plan for Textron Employees.

10.2	Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.3	Supplemental Benefits Plan for Textron Key Executives, as amended. Incorporated by reference to Exhibit 10.3 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.4	Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.4 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.5	Survivor Benefit Plan For Textron Key Executives, as amended. Incorporated by reference to Exhibit 10.5 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.6A	Textron 1994 Long-Term Incentive Plan (“1994 Plan”). Incorporated by reference to Exhibit 10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.

10.6B	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.9B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

10.6C	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.6 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

10.6D	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.8D to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

10.7A

Textron 1999 Long-Term Incentive Plan for Textron Employees (April 26, 2005 Restatement). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005.

10.7B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.7C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.7D	Form of Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.8A	Performance Share Unit Plan for Textron Employees. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005.

10.8B	Performance Factors for Executive Officers for Performance Share Units.

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

10.11A

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

10.12A

Employment Agreement between Textron and Lewis B. Campbell dated July 23, 1998. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

10.12B

Amendment dated May 6, 2005, to Employment Agreement between Textron and Lewis B. Campbell. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005.

10.12C	Retention Award granted to Lewis B. Campbell on December 14, 1995. Incorporated by reference to Exhibit 10.16B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

10.12D	Retention Award granted to Lewis B. Campbell on June 1, 1999. Incorporated by reference to Exhibit 10.13C to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

10.12E

Retention Award granted to Lewis B. Campbell on January 1, 2001, and revision of vesting schedule for the Retention Award granted on June 1, 1999. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.12F	Amendments to Retention Awards granted to Lewis B. Campbell. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

10.13A

Employment Agreement between Textron and Ted R. French dated December 21, 2000. Incorporated by reference to Exhibit 10.15A to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.13B	Retention Award granted to Ted R. French on January 1, 2001. Incorporated by reference to Exhibit 10.15B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.14A

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

10.16	Director Remuneration Package.

10.17	Director Stock Awards. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

10.18	CitationShares Director’s Evaluation Program. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.19

Amendment to 13 plans to comply with the American Jobs Creation Act of 2004. Incorporated by reference to Exhibit 10.18 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.20

5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.

10.21

364-day Credit Agreement dated March 31, 2003, among Textron Inc., the Banks listed therein and JPMorgan Chase Bank as Administrative Agent (the “364-day Credit Agreement”). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.

10.22

Amendment to the 5-Year Credit Agreement and the 364-day Credit Agreement. Incorporated by reference to Exhibit 10.19 to Textron’s Annual Report on Form 10-K for the fiscal quarter ended January 3, 2004.

10.23	Amendment No. 2 to the 364-day Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004.

10.24A

364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.24B

Amendment to 364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

10.24C

Amendment No. 2, dated as of July 25, 2005, to the 364-Day Credit Agreement dated as of July 28, 2003, among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 of Textron Financial Corporation’s Current Report on Form 8-K dated July 25, 2005.

10.25A

Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.25B

Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K dated July 25, 2005.

10.26

Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Confidential treatment has been requested for portions of this agreement. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

12.1	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Manufacturing.

12.2	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron including all majority-owned subsidiaries.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.