Form 10-Q
period 2006-04-01
TEXTRON INC
filed 2006-05-05
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended April 1, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5480

_______________

TEXTRON INC.

(Exact name of registrant as specified in its charter)

_______________

Delaware (State or other jurisdiction of incorporation or organization)	05-0315468 (I.R.S. Employer Identification No.)

40 Westminster Street, Providence, RI 02903
401-421-2800
(Address and telephone number of principal executive offices)

_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer    X   Accelerated filer ___ Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                                                                                                            Yes  __  No  X

Common stock outstanding at April 22, 2006 - 130,096,275 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (unaudited)
(Dollars in millions, except per share amounts)
	Three Months Ended
	April 1, 2006	April 2, 2005
Revenues
Manufacturing revenues	$2,450	$2,129
Finance revenues	182	141
Total revenues	2,632	2,270
Costs, expenses and other
Cost of sales	1,955	1,667
Selling and administrative	361	340
Interest expense, net	94	68
Provision for losses on finance receivables	9	12
Special charges	-	54
Total costs, expenses and other	2,419	2,141
Income from continuing operations before income taxes	213	129
Income taxes	(55)	(45)
Income from continuing operations	158	84
Income from discontinued operations, net of income taxes	10	42
Net income	$168	$126
Per common share:
Basic:
Income from continuing operations	$1.21	$0.62
Income from discontinued operations, net of income taxes	0.08	0.31
Net income	$1.29	$0.93
Diluted:
Income from continuing operations	$1.19	$0.61
Income from discontinued operations, net of income taxes	0.07	0.30
Net income	$1.26	$0.91
Average shares outstanding (in thousands):
Basic	130,093	135,127
Diluted	132,856	138,283
Dividends per share:
$2.08 Preferred stock, Series A	$.52	$.52
$1.40 Preferred stock, Series B	$.35	$.35
Common stock	$.3875	$.35

See Notes to the Consolidated Financial Statements.

3.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.

Consolidated Balance Sheets (unaudited)
(Dollars in millions)
	April 1, 2006	December 31, 2005
Assets
Textron Manufacturing
Cash and cash equivalents	$535	$786
Accounts receivable, less allowance for doubtful accounts of $41 and $38	1,006	891
Inventories	1,925	1,712
Other current assets	444	464
Assets of discontinued operations	1,163	1,122
Total current assets	5,073	4,975
Property, plant and equipment, less accumulated depreciation and amortization of $2,032 and $1,999	1,577	1,574
Goodwill	980	979
Other intangible assets, net	31	32
Other assets	1,517	1,498
Total Textron Manufacturing assets	9,178	9,058
Textron Finance
Cash	10	10
Finance receivables, less allowance for losses of $100 and $96	7,105	6,667
Goodwill	169	169
Other assets	588	595
Total Textron Finance assets	7,872	7,441
Total assets	$17,050	$16,499
Liabilities and Shareholders' Equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$202	$275
Accounts payable	854	677
Accrued liabilities	1,599	1,749
Liabilities of discontinued operations	495	446
Total current liabilities	3,150	3,147
Accrued postretirement benefits other than pensions	517	515
Other liabilities	1,543	1,511
Long-term debt	1,663	1,659
Total Textron Manufacturing liabilities	6,873	6,832
Textron Finance
Other liabilities	548	510
Deferred income taxes	460	461
Debt	5,842	5,420
Total Textron Finance liabilities	6,850	6,391
Total liabilities	13,723	13,223
Shareholders' equity
Capital stock:
Preferred stock	10	10
Common stock	26	26
Capital surplus	1,677	1,533
Retained earnings	5,924	5,808
Accumulated other comprehensive loss	(77)	(78)
	7,560	7,299
Less cost of treasury shares	4,233	4,023
Total shareholders' equity	3,327	3,276
Total liabilities and shareholders' equity	$17,050	$16,499
Common shares outstanding (in thousands)	129,892	130,185

See Notes to the Consolidated Financial Statements.

4.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended April 1, 2006 and April 2, 2005

(Dollars in millions)
	Consolidated
	2006	2005 Revised- See Note 1
Cash flows from operating activities:
Net income	$ 168	$ 126
Income from discontinued operations	(10)	(42)
Income from continuing operations	158	84
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance, net of distributions	-	-
Depreciation	62	67
Amortization	4	4
Provision for losses on finance receivables	9	12
Special charges	-	54
Collections in excess of non-cash gains on securitizations	3	2
Deferred income taxes	(5)	(1)
Changes in assets and liabilities:
Accounts receivable, net	(104)	(106)
Inventories	(233)	(91)
Other assets	15	69
Accounts payable	177	191
Accrued liabilities	41	(169)
Captive finance receivables, net	(73)	(52)
Other operating activities, net	23	15
Net cash provided by operating activities of continuing operations	77	79
Net cash used in operating activities of discontinued operations	(8)	(39)
Net cash provided by operating activities	69	40
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(2,472)	(2,278)
Repaid	2,046	1,902
Proceeds on receivables sales and securitization sales	-	32
Capital expenditures	(60)	(58)
Proceeds on sale of property, plant and equipment	2	-
Other investing activities, net	26	6
Net cash used in investing activities of continuing operations	(458)	(396)
Net cash (used in) provided by investing activities of discontinued operations	(20)	9
Net cash used in investing activities	(478)	(387)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(131)	287
Proceeds from issuance of long-term debt	556	799
Principal payments and retirements of long-term debt	(52)	(737)
Proceeds from employee stock ownership plans	107	47
Purchases of Textron common stock	(226)	(117)
Dividends paid	(97)	(95)
Dividends paid to Textron Manufacturing	-	-
Net cash provided by (used in) financing activities of continuing operations	157	184
Net cash used in financing activities of discontinued operations	(1)	(1)
Net cash provided by (used in) financing activities	156	183
Effect of exchange rate changes on cash and cash equivalents	2	(9)
Net decrease in cash and cash equivalents	(251)	(173)
Cash and cash equivalents at beginning of year	796	697
Cash and cash equivalents at end of quarter	$ 545	$ 524
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$ 5	$ 1

See Notes to the Consolidated Financial Statements.

5.

Item 1.     FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Consolidated Statements of Cash Flows (unaudited) (continued)
For the Three Months Ended April 1, 2006 and April 2, 2005, respectively
(Dollars in millions)
	Textron Manufacturing*		Textron Finance*
	2006	2005 Revised- See Note 1	2006	2005 Revised- See Note 1
Cash flows from operating activities:
Net income	$ 168	$ 126	$ 31	$ 22
Income from discontinued operations	(10)	(42)	-	-
Income from continuing operations	158	84	31	22
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance, net of distributions	31	75	-	-
Depreciation	55	59	7	8
Amortization	1	2	3	2
Provision for losses on finance receivables	-	-	9	12
Special charges	-	54	-	-
Collections in excess of non-cash gains on securitizations	-	-	3	2
Deferred income taxes	(4)	1	(1)	(2)
Changes in assets and liabilities:
Accounts receivable, net	(104)	(106)	-	-
Inventories	(214)	(78)	-	-
Other assets	14	56	(2)	6
Accounts payable	177	182	-	9
Accrued liabilities	(9)	(185)	50	16
Captive finance receivables, net	-	-	-	-
Other operating activities, net	23	15	-	-
Net cash provided by operating activities of continuing operations	128	159	100	75
Net cash used in operating activities of discontinued operations	(8)	(39)	-	-
Net cash provided by operating activities	120	120	100	75
Cash flows from investing activities:
Finance receivables:
Originated or purchased	-	-	(2,700)	(2,456)
Repaid	-	-	2,201	2,028
Proceeds on receivables sales and securitization sales	-	-	-	32
Capital expenditures	(57)	(55)	(3)	(3)
Proceeds on sale of property, plant and equipment	2	2	-	-
Other investing activities, net	(4)	2	14	(4)
Net cash used in investing activities of continuing operations	(59)	(51)	(488)	(403)
Net cash (used in) provided by investing activities of discontinued operations	(20)	9	-	-
Net cash used in investing activities	(79)	(42)	(488)	(403)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(75)	(1)	(56)	288
Proceeds from issuance of long-term debt	-	401	556	398
Principal payments and retirements of long-term debt	(2)	(413)	(50)	(324)
Proceeds from employee stock ownership plans	107	47	-	-
Purchases of Textron common stock	(226)	(117)	-	-
Dividends paid	(97)	(95)	-	-
Dividends paid to Textron Manufacturing	-	-	(62)	(97)
Net cash provided by (used in) financing activities of continuing operations	(293)	(178)	388	265
Net cash used in financing activities of discontinued operations	(1)	(1)	-	-
Net cash provided by (used in) financing activities	(294)	(179)	388	265
Effect of exchange rate changes on cash and cash equivalents	2	(9)	-	-
Net decrease in cash and cash equivalents	(251)	(110)	-	(63)
Cash and cash equivalents at beginning of year	786	570	10	127
Cash and cash equivalents at end of quarter	$ 535	$ 460	$ 10	$ 64
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$ 5	$ 1	$ -	$ -

*Textron is segregated into two borrowing groups, Textron Manufacturing and Textron Finance, as described in Note 1 to the Consolidated Financial Statements. Textron Manufacturing's cash flows exclude the pre-tax income from Textron Finance in excess of dividends paid to Textron Manufacturing. All significant transactions between Textron Manufacturing and Textron Finance have been eliminated from the Consolidated column provided on page 4.

See Notes to the Consolidated Financial Statements.

6.

Item 1. FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Notes to the Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

The consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 31, 2005. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of Textron's consolidated financial position at April 1, 2006, and its consolidated results of operations and cash flows for the interim period presented. The results of operations for the interim period is not necessarily indicative of the results to be expected for the full year.

Textron's financings are conducted through two borrowing groups: Textron Manufacturing and Textron Finance. This framework is designed to enhance Textron's borrowing power by separating the Finance segment. Textron Manufacturing consists of Textron Inc., the parent company, consolidated with the entities that operate in the Bell, Cessna and Industrial business segments. Textron Manufacturing's cash flows include dividends received from Textron Finance but exclude its pre-tax income. Textron Finance consists of Textron's wholly owned commercial finance subsidiary, Textron Financial Corporation, consolidated with its subsidiaries, which are the entities through which Textron operates its Finance segment. Textron Finance obtains financing for its operations by borrowing from its own group of external creditors. All significant intercompany transactions are eliminated from the Consolidated Financial Statements, including retail and wholesale financing activities for inventory sold by Textron Manufacturing that is financed by Textron Finance.

For the year ended December 31, 2005, and in 2006, Textron has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. Prior 2005 interim periods have been revised to conform to this presentation.

Note 2: Inventories
(In millions)	April 1, 2006	December 31, 2005
Finished goods	$596	$527
Work in process	1,544	1,410
Raw materials	281	267
	2,421	2,204
Less progress/milestone payments	496	492
	$1,925	$1,712

7.

Item 1. FINANCIAL STATEMENTS (Continued)

Note 3: Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is summarized below:
Three Months Ended
(In millions)	April 1, 2006	April 2, 2005
Net income	$ 168	$ 126
Other comprehensive income (loss)	1	(38)
Comprehensive income (see below)	$ 169	$ 88

The components of accumulated other comprehensive loss, net of related taxes, are as follows:
	Three Months Ended
(In millions)	April 1, 2006	April 2, 2005
Beginning of period	$ (78)	$ (97)
Currency translation adjustment	(3)	(38)
Net deferred gain (loss) on hedge contracts	2	(1)
Net deferred gain on interest-only securities	2	1
Other comprehensive income (loss)	1	(38)
End of period	$ (77)	$ (135)

Other comprehensive loss includes a net income tax benefit of $1 million for the three months ended April 1, 2006. There was no net income tax impact included in other comprehensive loss for the three months ended April 2, 2005.

Note 4: Earnings per Share

The dilutive effect of stock options, restricted stock and convertible preferred shares was approximately 2,763,000 and 3,156,000 shares for the three months ended April 1, 2006 and April 2, 2005, respectively. Income available to common shareholders that was used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 5: Share-based Compensation

The compensation expense that has been recorded in net income for Textron's share-based compensation plans is as follows:
Three Months Ended
(In millions)	April 1, 2006	April 2, 2005
Compensation expense, net of hedge income or expense	$ 22	$ 13
Income tax benefit	(13)	(4)
Net compensation cost	$ 9	$ 9

Included in the table above are net compensation costs recorded in discontinued operations of approximately $1 million in each of 2006 and 2005.

8.

Item 1. FINANCIAL STATEMENTS (Continued)

Stock Options

The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. The weighted-average fair value of options granted per share was $25 and $20 in the first quarter of 2006 and 2005, respectively. The fair values of options granted are estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on Textron common stock, historical volatilities and other factors. Textron uses historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.

The weighted-average assumptions used in Textron's Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005
Dividend yield	2%	2%
Expected volatility	25%	25%
Risk-free interest rate	4%	4%
Expected lives (In years)	6.0	6.0

The following table summarizes information related to stock option activity for the respective periods:

Three Months Ended
(In millions)	April 1, 2006	April 2, 2005
Intrinsic value of options exercised	$ 71	$ 25
Cash received from option exercises	$ 107	$ 47
Actual tax benefit realized for tax deductions from option exercises	$ 22	$ 8

Stock option activity under the 1999 Long-Term Incentive Plan during the three months ended April 1, 2006 is as follows:

	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of year	8,146	$ 56.23
Granted	991	87.95
Exercised	(2,104)	52.57
Canceled, expired or forfeited	(122)	55.41
Outstanding at end of quarter	6,911	$ 61.90	6.58	$ 218
Exercisable at end of quarter	4,768	$ 54.59	5.41	$ 185

9.

Item 1. FINANCIAL STATEMENTS (Continued)

Restricted Stock

The fair value of restricted stock is based on the trading price of Textron common stock on the date of grant, less required adjustments to reflect the fair value of the award as dividends are not paid or accrued until the restricted stock vests. The weighted-average grant-date fair value of restricted stock granted in the three months ended April 1, 2006 and April 2, 2005 was approximately $82 and $71 per share, respectively.

Restricted stock activity under the Plan during the three months ended April 1, 2006 is as follows:

(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at beginning of year, nonvested	1,156	$ 55.99
Granted	325	82.18
Vested	(6)	49.91
Forfeited	(42)	52.60
Outstanding at end of quarter, nonvested	1,433	$ 62.06

Note 6: Pension Benefits and Postretirement Benefits Other Than Pensions

The components of net periodic benefit cost for the three months ended April 1, 2006 and April 2, 2005 are as follows:
(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2006	2005	2006	2005
Service cost	$ 35	$ 33	$ 2	$ 2
Interest cost	69	67	10	9
Expected return on plan assets	(96)	(97)	-	-
Amortization of prior service cost	5	4	(1)	(1)
Amortization of net loss	12	9	6	4
Net periodic benefit cost	$ 25	$ 16	$ 17	$ 14

Note 7: Special Charges

Special charges for the first quarter of 2005 include a $52 million impairment charge related to preferred shares in Collins & Aikman Products Co. and $2 million in restructuring costs related to Textron's company-wide restructuring program that was completed as of the end of 2005. There were no special charges for the first quarter of 2006.

Textron continues to make payments against the restructuring reserves previously established. During the first quarter of 2006, $1 million of severance payments were made leaving $2 million of reserves for severance as of April 1, 2006. An additional $34 million of reserves for contract terminations also remain at April 1, 2006.

10.

Item 1. FINANCIAL STATEMENTS (Continued)

Note 8: Commitments and Contingencies

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

During 2002, the Lycoming aircraft engine business, in conjunction with the U.S. Federal Aviation Administration ("FAA"), recalled approximately 950 turbocharged airplane engines and mandated the inspection of another 736 engines to replace potentially faulty crankshafts manufactured by a former third-party supplier. Lycoming initiated a comprehensive customer care program to replace the defective crankshafts, make any necessary related repairs, and compensate its customers for the loss of use of their aircraft during the recall. This program has been completed. Textron has continued to monitor the performance of the crankshafts previously supplied by the former supplier to ensure their continued suitability for their intended use and to ensure that the existing reserves are adequate to cover the costs directly related to potential crankshaft issues that may not specifically be a part of the prior recall program. In 2005, Lycoming issued a service bulletin covering certain non-turbocharged aircraft engines, amended later in 2005 to include additional engines, to replace crankshafts manufactured by the former supplier with new FAA-certified crankshafts. Including the amendment, the service bulletin covers approximately 1,425 crankshafts and requires the affected crankshafts to be replaced within the earlier of the next 50 hours of operation or six months. An additional $8 million was accrued in 2005 to increase existing reserves.

During the fourth quarter of 2005, Lycoming developed a plan to institute a retirement program for approximately 5,100 crankshafts, representing the remaining crankshafts manufactured by the former supplier using the same forging technique as the crankshafts covered by prior service bulletins.  A service bulletin was issued in the first quarter of 2006 implementing this plan, which requires the retirement of an affected crankshaft at the next crankshaft access or scheduled overhaul, whichever occurs first, but not to exceed three calendar years from the issuance of the service bulletin.  There have been no accidents involving these crankshafts, and they have not been the subject of a recall. An additional reserve of $10 million was recorded in the fourth quarter of 2005 to cover the expected cost of this planned retirement program. As of April 1, 2006, reserves to cover costs directly related to crankshafts provided by the former supplier totaled $21 million.

In connection with the recall, the former supplier filed a lawsuit against Lycoming claiming that the former supplier had been wrongly blamed for aircraft engine failures resulting from its crankshaft forging process and that Lycoming's design was the cause of the engine failures. In February 2005, a jury returned a verdict against Lycoming for $86 million in punitive damages, $2.7 million in expert fees and $1.7 million in increased insurance costs. The jury also found that the former supplier's claim that it had incurred $5.3 million in attorneys' fees was reasonable. Judgment was entered on the verdict on March 29, 2005, awarding the former supplier $9.7 million in alleged compensatory damages and attorneys' fees and $86 million in alleged punitive damages. While the ultimate outcome of the litigation cannot be assured, management strongly disagrees with the verdict and believes that it is probable that the verdict will be reversed through the appellate process.

11.

Item 1. FINANCIAL STATEMENTS (Continued)

Note 9: Arrangements with Off-Balance Sheet Risk

Bell Helicopter and AgustaWestland North America Inc. ("AWNA") formed the AgustaWestlandBell LLC ("AWB LLC") in January 2004 for the joint design, development, manufacture, sale, customer training and product support of the US101 helicopter, recently designated the VH-71 helicopter, and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government.

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

For 2006, AWB LLC's maximum obligation is 40% of the total contract value, which equates to $464 million based on the current contract value of $1.2 billion, and thereafter increases to 50%, or $580 million. Accordingly, the maximum amount of Bell Helicopter's liability under the guarantee will be $227 million in 2006 and $284 million thereafter through completion.

In connection with the disposition of Trim, certain operating leases were transferred and assigned to Collins & Aikman Corporation ("C&A"). Textron has guaranteed C&A's payments under these operating leases and an environmental matter up to an aggregate remaining amount of approximately $24 million. Textron would be required to make payments under the guarantees upon default by C&A. The original purchase and sale agreement provided an indemnification agreement with C&A for Textron's guarantees of the leases and the environmental matter. In May 2005, C&A and substantially all of its subsidiaries filed for Chapter 11 bankruptcy protection, and in July 2005, C&A's European subsidiaries filed a group-wide administration order in the United Kingdom. These filings effectively reduced Textron's ability to seek recourse from C&A under the indemnity provisions of the purchase and sale agreement, should a default occur. Textron has not received any significant default notices related to these leases, and management believes C&A will continue to make payments. As part of C&A's announced plan to sell its European operations, Textron has reached a tentative agreement to settle its guarantee related to C&A's lease of certain European facilities. To the extent possible, Textron will seek reimbursement from C&A for any amounts it is required to pay for these matters. Management will continue to monitor C&A's performance and Textron's reserves related to these matters. Textron's reserves totaled $9 million at April 1, 2006 based on management's best estimate of Textron's exposure under these guarantees.

As disclosed under the caption "Guarantees" in Note 18 to the Consolidated Financial Statements in Textron's 2005 Annual Report on Form 10-K, Textron has issued or is party to certain other guarantees. As of April 1, 2006, there has been no material change to these other guarantees.

12.

Item 1. FINANCIAL STATEMENTS (Continued)

Note 10:     Segment Information

Textron reports under the following segments: Bell, Cessna, Industrial and Finance. Textron evaluates segment performance based on segment profit. Segment profit for the Manufacturing segments excludes interest expense, certain corporate expenses, special charges, and gains and losses from the disposition of significant business units. The measurement for the Finance segment includes both interest income and expense and excludes special charges. Provisions for losses on finance receivables involving the sale or lease of Textron products are recorded by the selling manufacturing division when Textron Finance has recourse to Textron Manufacturing.

A summary of continuing operations by segment for the three-month periods ended April 1, 2006 and April 2, 2005 is as follows:
	Three Months Ended
(In millions)	April 1, 2006	April 2, 2005
REVENUES
MANUFACTURING:
Bell	$783	$616
Cessna	869	713
Industrial	798	800
	2,450	2,129
FINANCE	182	141
Total revenues	$2,632	$2,270
SEGMENT OPERATING PROFIT
MANUFACTURING:
Bell	$69	$75
Cessna	117	87
Industrial	49	55
	235	217
FINANCE	49	33
Segment profit	284	250
Special charges	$-	(54)
Segment operating income	284	196
Corporate expenses and other, net	(49)	(43)
Interest expense, net	(22)	(24)
Income from continuing operations before income taxes	$213	$129

Note 11:     Subsequent Events

In December 2005, Textron's Board of Directors authorized the divestiture of the Textron Fastening Systems business. With this approval, Textron committed to actively market the segment and expected to complete the sale within 12 months. Beginning in the fourth quarter of 2005, the Fastening Systems segment was reported as a discontinued operation.

In the first quarter of 2006, Textron's management commenced its marketing efforts including establishing the proposed deal structure and identifying potential buyers. Formal negotiations have been commenced with a number of potential purchasers and specific terms and conditions have been discussed including the impact on the sales price of depreciation, currency exchange fluctuation, the assumption of liabilities, as well as the transfer of pension related obligations and assets.

13.

Item 1. FINANCIAL STATEMENTS (Continued)

On May 4, 2006, as a result of the offers received from potential purchasers of substantially all of the business of the segment, and the additional obligations that Textron now estimates will need to be settled as part of the sale, Textron determined that the net assets of discontinued operations related to the Textron Fastening Systems business may exceed the fair value less costs to sell. Consequently, Textron determined that it will incur a non-cash impairment charge in the second quarter of 2006 in the range of $75 million to $150 million.

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

We had a strong start to the year as we were able to deliver organic growth (sales from existing business, excluding the effects of foreign exchange and mergers and acquisition activity) of 18%, which is the result of our commitment to bring new products and services to our customers and strong end markets. Backlog in the aircraft businesses grew to nearly $10 billion in the first quarter. Industrial business volume increased as a result of improvements in end markets. Additionally, the Finance segment's average finance receivables increased.

During the first quarter of 2006, the higher manufacturing sales volume and increased pricing more than offset inflation, higher pension costs and the impact of increased costs on the H-1 contract at Bell. At Textron Systems, production of armored vehicles is on track to reach our production goal of approximately 450 units this year.

Consolidated Results of Operations

Revenues

Revenues increased $362 million in the first quarter of 2006, compared to 2005, primarily due to higher volume of $315 million across all the manufacturing segments, especially in the aircraft businesses and higher pricing of $52 million. Higher Finance revenues also contributed $41 million to the increase. These increases were partially offset by unfavorable foreign exchange of $28 million and the 2005 divestiture of non-core product lines in the Industrial segment of $28 million.

Segment Profit

Segment profit increased $34 million. Major drivers included a $67 million contribution from higher manufacturing sales volume, increased manufacturing pricing of $52 million and higher profit in the Finance segment of $16 million, partially offset by inflation of $62 million, an unfavorable mix of $16 million and the impact of the H-1 program of $13 million.

Special Charges

Special charges for the first quarter of 2005 included a $52 million impairment charge of preferred shares in Collins & Aikman Products Co. and $2 million in restructuring costs related to Textron's company-wide restructuring program that was completed as of the end of 2005. There were no special charges for the first quarter of 2006.

15.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:
	Q1 2006	Q1 2005
Federal statutory income tax rate	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.6	1.4
C&A impairment valuation allowance	-	6.9
Foreign tax rate differential	(3.1)	(4.3)
Favorable tax settlements	(5.6)	-
ESOP dividends	(0.7)	(0.9)
Export sales benefit	(1.1)	(1.0)
Other, net	(0.3)	(2.2)
Effective income tax rate	25.8%	34.9%

The effective tax rate for the first quarter of 2006 was lower primarily due to a $12 million benefit as a result of a favorable tax settlement of a prior year tax dispute. The effective tax rate for the full year is expected to be approximately 29% to 30%.

Discontinued Operations

Discontinued operations include the Textron Fastening Systems business in the first quarter of 2006 and 2005, and the InteSys business in the first quarter of 2005. In the first quarter of 2006, Textron Fastening Systems' net income increased $15 million, compared to 2005, primarily due to the $10 million after-tax impact of suspending depreciation and amortization of assets held for sale and an after-tax foreign exchange translation gain of $5 million. In the first quarter of 2005, Textron recorded an after-tax gain of approximately $47 million associated with the sale of the InteSys business.

Outlook

We expect continued revenue growth for the balance of 2006 and overall segment profit for the year is expected to increase over 2005 as we continue to implement our transformation strategy. At Cessna, we anticipate another strong year of business jet deliveries in 2006 resulting in increases in total revenues and profits. At the Industrial segment, our outlook on profit margins has improved with higher margins expected in 2006 compared with 2005, while revenues remain essentially flat. At Bell, we expect revenues for the full year to increase over 2005, while profit margins are expected to decrease primarily due to certain nonrecurring items that benefited the 2005 results as well as higher estimated costs on Lot 1 of the H-1 Low Rate Initial Production contract ("H-1 LRIP"). Finance segment revenues and profits are expected to increase with growth in the managed Finance receivable portfolio and relative stability in credit quality.

16.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Segment Analysis
Bell
	Three Months Ended
(In millions)	April 1, 2006	April 2, 2005
Revenue	$ 783	$ 616
Segment profit	69	75

Bell Revenues

U.S. Government Business

U.S. Government revenues increased $177 million in the first quarter of 2006, compared to 2005, primarily due to higher volume of $86 million from the V-22 program, increased deliveries of armored security vehicles ("ASV") worth $53 million and $28 million in revenue for the Armed Reconnaissance Helicopter ("ARH") program.

Commercial Business

Commercial revenues decreased $10 million in the first quarter of 2006, compared to 2005, primarily due to lower international military sales of $73 million, partially offset by higher other commercial aircraft volume of $67 million.

Bell Segment Profit

U.S. Government Business

Profit in the U.S. Government business increased $10 million in the first quarter of 2006, compared to 2005. The increase was primarily due to higher profit on the V-22 program resulting from the $6 million impact of higher volume and $6 million of favorable performance, and the $5 million impact of higher ASV volume. These increases were partially offset by $13 million to reflect the impact of estimated incremental costs for resources added to the H-1 LRIP contract to meet customer schedule requirements.  While the related costs will be expended over the next several quarters, the full impact was recorded in the first quarter as the H-1 LRIP contract is in a loss position.  Operational Evaluation of the H-1 aircraft is scheduled to begin in early May and a Defense Acquisition Board meeting is scheduled at the end of May to assess overall performance of the H-1 program.  As with any government contract, the U. S. Government can terminate or modify the contract for its convenience, however management believes that Bell will meet the contract and customer requirements.

The ARH contract did not have a significant profit impact in the first quarter and is not expected to significantly affect profit during the System Development and Demonstration phase.

17.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the first quarter, the U.S. Government completed a review of Bell Helicopter's earned value management system. This review identified deficiencies in certain areas. As a result, Bell Helicopter is not allowed to claim it has a compliant earned value management system in proposals, and it also is subject to increased withholding on progress payments. Textron does not expect this issue to have a material financial impact on Textron's financial position or results of operations, and is working with the U.S. Government to develop a corrective action plan that will address all the deficiencies identified in this review.

Commercial Business

Commercial profit decreased $16 million in the first quarter of 2006, compared to 2005, primarily due to the $29 million impact of lower international military sales volume and higher net research and development expense of $5 million, partially offset by the $23 million impact from higher volume in other commercial aircraft and mix.

Bell Helicopter Backlog

Bell Helicopter's backlog was $3.0 billion at the end of the first quarter of 2006, compared to $2.8 billion as of year-end 2005.
Cessna
	Three Months Ended
(In millions)	April 1, 2006	April 2, 2005
Revenue	$ 869	$ 713
Segment profit	117	87

Cessna Revenues

Cessna revenue increased $156 million in the first quarter of 2006, compared to 2005, primarily due to higher Citation business jet and used aircraft volume of $85 million and $22 million, respectively, and favorable pricing of $35 million.

Cessna Segment Profit

Segment profit increased $30 million in the first quarter of 2006, compared to 2005, primarily due to higher pricing of $35 million and impact of higher volume of $26 million. These increases were partially offset by inflation of $23 million and capabilities investment of $8 million, including higher start-up costs for new models, increased infrastructure costs and Lean initiatives. During the first quarter, Cessna recorded a benefit of $9 million reflecting favorable warranty performance compared to a benefit of $8 million recorded in 2005.

Cessna Backlog

Cessna's backlog was $6.9 billion at the end of the first quarter of 2006, compared to $6.3 billion as of year-end 2005.
Industrial
	Three Months Ended
(In millions)	April 1, 2006	April 2, 2005
Revenue	$ 798	$ 800
Segment profit	49	55

18.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Industrial Revenues

The Industrial segment's revenues decreased $2 million in the first quarter of 2006, compared to 2005, primarily due to the unfavorable foreign exchange impact of $28 million and the divestiture of non-core product lines of $28 million, partially offset by higher volume of $48 million and higher pricing of $6 million.

Industrial Segment Profit

Segment profit decreased $6 million in the first quarter of 2006, compared to 2005, mainly due to $ 22 million of inflation, offset by the impact of higher volume of $16 million and higher pricing of $6 million.
Finance
	Three Months Ended
(In millions)	April 1, 2006	April 2, 2005
Revenue	$ 182	$ 141
Segment profit	49	33

Finance Revenues

The Finance segment's revenues increased $41 million in the first quarter of 2006, compared with 2005. The increase was due to a higher interest rate environment, which accounted for $24 million of the increase, and $17 million related to $948 million in higher average finance receivables. The increase in average finance receivables was related to core portfolio growth, partially offset by a $98 million reduction in the liquidating portfolios.

Finance Segment Profit

Segment profit increased $16 million in the first quarter of 2006, compared with 2005, primarily due to a $13 million increase in net interest margin, primarily attributable to the growth in core receivables, and a $3 million decrease in the provision for loan losses as a result of sustained improvements in portfolio quality. Operating expenses were unchanged, reflecting an improvement in operating expenses as a percentage of average managed and serviced receivables to 1.91% from 2.03% in the corresponding period of 2005. This improvement in operating performance reflects continued process improvement initiatives, which have enabled us to leverage our infrastructure while we grow our Finance receivable portfolio.

Finance Portfolio Quality

The following table presents information about the credit quality of the Finance segment's portfolio:

	April 1,	December 31,
(In millions, except for ratios)	2006	2005

Nonperforming assets as a percentage of finance assets	1.55%	1.53%
Allowance for losses on finance receivables as a percentage of finance receivables	1.39%	1.43%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	102.1%	108.6%
60+ days contractual delinquency as a percentage of finance receivables	0.67%	0.79%

19.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Textron Finance's nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. Nonperforming assets by business are as follows:

	April 1,	December 31,
(In millions)	2006	2005
Resort finance	$ 28	$ 31
Asset-based lending	23	6
Golf finance	13	13
Aircraft finance	11	14
Distribution finance	2	2
Other	43	45
Total nonperforming assets	$ 120	$ 111

We believe that nonperforming assets will generally be in the range of 1% to 4% of finance assets depending on economic conditions. Nonperforming asset levels remained relatively unchanged from the end of 2005 in most of the businesses, with the exception of Asset-based lending. The increase in this business is primarily attributable to two loans, which we do not believe represents a trend.

Share-Based Compensation

During the first quarter of 2005, Textron elected to adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payments" ("SFAS No. 123-R"), using the modified prospective method. The adoption of SFAS No. 123-R resulted in recognition of stock option expense for continuing operations of approximately $4 million and $3 million for the three months ended April 1, 2006 and April 2, 2005, respectively.

Textron granted approximately 991,000 and 1,201,000 options in the first quarter of 2006 and 2005, respectively, at weighted average grant date fair values per option of $25 and $20. The valuation of stock options requires numerous assumptions. Textron determines the fair value of each option as of the date of the grant using the Black-Scholes option-pricing model. This model requires inputs for the expected volatility of Textron's common stock price, expected life of the option, and expected dividend yield, among others. In addition, we estimate the number of options expected to eventually vest. Expected volatility estimates are based on implied volatilities from traded options on Textron common stock, historical volatilities and other factors. Textron uses historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.

Liquidity and Capital Resources

Textron's financings are conducted through two borrowing groups: Textron Manufacturing and Textron Finance. This framework is designed to enhance Textron's borrowing power by separating the Finance segment. To support creditors in evaluating the separate borrowing groups, Textron presents separate balance sheets and statements of cash flow for each borrowing group. Textron Manufacturing consists of Textron Inc., the parent company, consolidated with the entities that operate in the Bell, Cessna and Industrial business segments, whose financial results are a reflection of the ability to manage and finance the development, production and delivery of tangible goods and services. Textron Finance consists of Textron's wholly owned commercial finance subsidiary, Textron Financial Corporation, consolidated with its subsidiaries. The financial results of Textron Finance are a reflection of its ability to provide financial services in a competitive marketplace, at appropriate pricing, while managing the associated financial risks. The fundamental differences between each borrowing group's activities result in different measures used by investors, rating agencies and analysts.

20.

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

Textron Manufacturing's debt (net of cash)-to-capital ratio as of April 1, 2006 was 29%, compared with 26% at December 31, 2005. Textron Manufacturing's gross debt-to-capital ratio as of April 1, 2006 was 36%, compared with 37% at December 31, 2005. Textron Manufacturing has established a gross debt-to-capital ratio target in the mid-thirties.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. Textron Manufacturing has a primary revolving credit facility of $1.3 billion that was set to expire in 2010. In April 2006, the facility was amended to extend the expiration date to 2011. Textron Finance is permitted to borrow under this facility. Textron Finance also has bank lines of credit of $1.5 billion, of which $500 million was set to expire in July 2006 and $1.0 billion in 2010. In April 2006, these facilities were combined into a single facility expiring in 2011, and the amount of available credit was increased to $1.75 billion. None of these lines of credit were drawn at April 1, 2006 or at December 31, 2005. At April 1, 2006, the lines of credit not reserved as support for commercial paper or letters of credit were $1.2 billion for Textron Manufacturing and $354 million for Textron Finance, compared with $1.2 billion and $300 million, respectively, at December 31, 2005.

At April 1, 2006, Textron Finance had $2.2 billion in debt and $453 million in other liabilities that are due within the next twelve months.
Operating Cash Flows of Continuing Operations	Three Months Ended
(In millions)	April 1, 2006	April 2, 2005
Consolidated	$ 77	$ 79
Textron Manufacturing	$ 128	$ 159
Textron Finance	$ 100	$ 75

In the first quarter of 2006, operating cash flows of continuing operations on a consolidated basis were consistent with the first quarter of 2005. These consolidated cash flows exclude net captive financing activity (cash outflows from finance receivable originations, net of cash inflows from repayments, sales and securitizations) between Textron Manufacturing and Textron Finance. Textron Manufacturing's cash flows included $73 million in the first quarter of 2006, compared to $52 million in the first quarter of 2005, of cash received as a result of Textron Finance financing sales of Textron Manufacturing products. The decrease in Textron Manufacturing's cash flows was attributed largely to a decrease in dividends from Textron Finance that was only partially offset by an increase in income from operations.

Dividends received by Textron Manufacturing from Textron Finance have been eliminated from the consolidated operating cash flows, and net captive financing activities have been reclassified from investing cash flows, as discussed below.
Investing Cash Flows of Continuing Operations	Three Months Ended
(In millions)	April 1, 2006	April 2, 2005
Consolidated	$ (458)	$ (396)
Textron Manufacturing	$ (59)	$ (51)
Textron Finance	$ (488)	$ (403)

21.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The consolidated cash flows used for investing activities increased largely due to finance receivable originations, net of cash collections from repayments, sales and securitizations at Textron Finance.

The consolidated investing cash flows include the reclassification of net captive financing activities to operating cash flows of $73 million in the first quarter of 2006 and $52 million in the first quarter of 2005.
Financing Cash Flows of Continuing Operations	Three Months Ended
(In millions)	April 1, 2006	April 2, 2005
Consolidated	$ 157	$ 184
Textron Manufacturing	$ (293)	$ (178)
Textron Finance	$ 388	$ 265

The consolidated cash flows provided by financing activities in 2006 decreased primarily due to additional purchases of Textron common stock, offset by an increase in proceeds from employee stock ownership plans. In 2005, long-term debt issuances were primarily utilized to retire maturing long-term debt. In 2006 long-term debt issuances at Textron Finance were used to fund receivable growth.

Principal Payments on Long-Term Debt
In the first quarter of 2006 and 2005, Textron Manufacturing made principal payments of $2 million and $413 million, respectively. In the first quarter of 2006 and 2005, Textron Finance made principal payments of $50 million and $324 million, respectively.

Stock Repurchases and Proceeds from Stock Option Exercises

In the first quarter of 2006 and 2005, Textron repurchased 2,576,572 and 1,671,428 shares of common stock, respectively, under its Board authorized share repurchase programs for an aggregate cost of $219 million and $124 million, respectively. Proceeds from the exercise of stock options increased $60 million to $107 million in the first quarter of 2006 as more options were exercised.

Dividends
On January 26, 2006, the Board of Directors authorized a $0.15 per share increase in Textron's annualized common stock dividend to $1.55 per share and, accordingly, approved a quarterly dividend of $0.3875 for holders of record at the close of business on March 10, 2006. Dividend payments to shareholders totaled $97 million in the first quarter of 2006 and $95 million in the first quarter of 2005.
Discontinued Operations Cash Flows	Three Months Ended
(In millions)	April 1, 2006	April 2, 2005
Operating activities	$ (8)	$ (39)
Investing activities	$ (20)	$ 9
Financing activities	$ (1)	$ (1)

Cash flows from discontinued operations include Textron Manufacturing's Fastening Systems, Omniquip, and InteSys businesses. The change in operating cash flow is primarily attributable to Textron Fastening Systems. In the first quarter of 2005, investing cash flows include the receipt of $15 million related to the sale of the remainder of the InteSys operations.

22.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Resources

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $4 billion. Under this registration statement, Textron Finance issued $470 million of term debt and CAD 87 million of term debt during the first quarter of 2006. The proceeds of these issuances were used to fund receivable growth and repay short-term debt. At April 1, 2006, Textron Finance had $1.2 billion available under this registration statement. Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Manufacturing may issue public debt securities in one or more offerings up to a total maximum offering of $2.0 billion. At April 1, 2006, Textron Manufacturing had $1.6 billion available under this registration statement.

Off-Balance Sheet Arrangements

Textron Manufacturing enters into a forward contract in Textron common stock on an annual basis. The contract is intended to hedge the cash volatility of stock-based incentive compensation indexed to Textron common stock. The forward contract requires an annual cash settlement between the counter parties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. A cash payment of approximately $12 million was received in January 2006 upon the settlement of the contract held at year-end. As of April 1, 2006, the contract was for approximately 1.6 million shares with a strike price of $77.62. The market price of Textron's common stock was $93.39 at April 1, 2006, resulting in a receivable of $25 million.

Textron Finance sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet and the proceeds received are used to reduce the recorded debt levels. Despite the reduction in the recorded balance sheet position, Textron Finance generally retains a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. Textron Finance utilizes these off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $26 million in the first quarter of 2005. Textron Finance did not increase its utilization of these arrangements in the first quarter of 2006.

Guarantees

Bell Helicopter and AgustaWestland North America Inc. ("AWNA") formed the AgustaWestlandBell LLC ("AWB LLC") in January 2004 for the joint design, development, manufacture, sale, customer training and product support of the US101 helicopter, recently designated the VH-71 helicopter, and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government.

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

23.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For 2006, AWB LLC's maximum obligation is 40% of the total contract value, which equates to $464 million based on the current contract value of $1.2 billion, and thereafter increases to 50%, or $580 million. Accordingly, the maximum amount of Bell Helicopter's liability under the guarantee will be $227 million in 2006 and $284 million thereafter through completion.

As disclosed under the caption "Guarantees" in Note 18 to the Consolidated Financial Statements in Textron's 2005 Annual Report on Form 10-K, Textron has issued or is party to certain other guarantees. As of April 1, 2006, there has been no material change to these other guarantees.

Recently Announced Accounting Pronouncements

In the first quarter of 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-An amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation in Statement No. 133. The statement permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted for at fair value as opposed to bifurcating and accounting for the embedded derivative separately from the host instrument. The statement also amends Statement No. 140 by eliminating restrictions on a qualifying special purpose entity's ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain, a derivative financial instrument. Textron will adopt SFAS 155 effective January 1, 2007. At April 1, 2006, Textron has not completed its evaluation of the impact of this statement on its interests in securitized financial assets.

The FASB also issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" ("SFAS 156") in the first quarter of 2006. SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over, the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under Statement No. 133. Textron does not utilize derivative instruments to hedge its servicing rights as of April 1, 2006. Textron will adopt SFAS 156 effective January 1, 2007 and will likely utilize the amortization method to subsequently measure its servicing rights. The adoption of this statement is not expected to have a material impact on Textron's financial position or results of operations as the consolidated balance sheets do not contain a significant balance of servicing assets at April 1, 2006.

Foreign Exchange Risks

Textron's financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For the first quarter of 2006, the impact of foreign exchange rate changes from the first quarter of 2005 decreased revenues by approximately $28 million (1.2%) and decreased segment profit by approximately $2 million (0.9%).

24.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the interruption of production at Textron facilities or Textron's customers or suppliers; (c) Textron's ability to perform as anticipated and to control costs under contracts with the U.S. Government; (d) the U.S. Government's ability to unilaterally modify or terminate its contracts with Textron for the Government's convenience or for Textron's failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar Textron as a contractor eligible to receive future contract awards; (e) changes in national or international funding priorities and government policies on the export and import of military and commercial products; (f) the adequacy of cost estimates for various customer care programs, including servicing warranties; (g) the ability to control costs and successful implementation of various cost reduction programs; (h) the timing of certifications of new aircraft products; (i) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied or where Textron Financial offers financing; (j) changes in aircraft delivery schedules or cancellation of orders; (k) the impact of changes in tax legislation; (l) the extent to which Textron is able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (m) Textron's ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (n) Textron's ability to realize full value of receivables and investments in securities; (o) the availability and cost of insurance; (p) increases in pension expenses related to lower than expected asset performance or changes in discount rates; (q) Textron Financial's ability to maintain portfolio credit quality; (r) Textron Financial's access to debt financing at competitive rates; (s) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (t) performance of acquisitions; (u) the efficacy of research and development investments to develop new products; (v) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in Textron's supply chain or difficulty in collecting amounts owed by such customers; and (w) Textron's ability to execute planned dispositions.

25.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in Textron's exposure to market risk during the first quarter of 2006. For discussion of Textron's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Textron's 2005 Annual Report on Form 10-K.

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

There were no changes in Textron's internal control over financial reporting during the fiscal quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

26.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As previously reported in Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, two identical lawsuits, purporting to be class actions on behalf of Textron benefit plans and participants and beneficiaries of those plans during 2000 and 2001, were filed in 2002 in the United States District Court in Rhode Island against Textron, the Textron Savings Plan and the Plan's trustee. A consolidated amended complaint alleges breach of certain fiduciary duties under ERISA, based on the amount of Plan assets invested in Textron stock during 2000 and 2001. The complaint seeks equitable relief and compensatory damages on behalf of various Textron benefit plans and the participants and beneficiaries of those plans during 2000 and 2001 to compensate for alleged losses relating to Textron stock held as an asset of those plans. Textron's Motion to Dismiss the consolidated amended complaint was granted on June 24, 2003. On May 7, 2004, the United States Court of Appeals for the First Circuit affirmed dismissal of all claims against the Plan's trustee and against the Plan itself, and also affirmed dismissal of certain other claims against Textron. However, the Court of Appeals ruled that plaintiffs should be permitted to attempt to develop their breach of fiduciary duty claims, and remanded those claims to the District Court. On March 1, 2006, the District Court entered summary judgment for Textron. The plaintiff has subsequently filed a notice of appeal to the United States Court of Appeal for the First Circuit. Textron believes this lawsuit is without merit and will defend the appeal vigorously.

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

27.

PART II. OTHER INFORMATION (continued)

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

28.

PART II. OTHER INFORMATION (continued)

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

We may enter into acquisitions in the future in an effort to enhance shareholder value. Acquisitions involve a certain amount of risks and uncertainties that could result in our not achieving expected benefits. Such risks include difficulties in integrating newly acquired businesses and operations in an efficient and cost-effective manner; challenges in achieving expected strategic objectives, cost savings and other benefits; the risk that the acquired businesses' markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; the risk that we pay a purchase price that exceeds what the future results of operations would have merited; the potential loss of key employees of the acquired businesses; and the risk of diverting the attention of senior management from our existing operations.

Our operations could be adversely affected by interruptions of production that are beyond our control.

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural disasters and national emergencies, that could curtail production at our facilities and cause delayed deliveries and cancelled orders. In addition, we purchase components and raw materials and information technology and other services from numerous suppliers, and even if our facilities are not directly affected by such events, we could be affected by interruptions at such suppliers. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events, and may be subject to additional risks such as financial problems that limit their ability to conduct their operations.

29.

PART II. OTHER INFORMATION (continued)

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

Our Textron Finance borrowing group's business is dependent on its continuing access to the capital markets.

Our financings are conducted through two borrowing groups, Textron Finance and Textron Manufacturing. Textron Finance consists of Textron Financial Corporation and its subsidiaries, which are the entities through which we operate in the Finance segment. Textron Finance relies on its access to the capital markets to fund asset growth, fund operations and meet debt obligations and other commitments. Textron Finance raises funds through commercial paper borrowings, issuances of medium-term notes and other term debt securities, and syndication and securitization of receivables. Additional liquidity is provided to Textron Finance through bank lines of credit. Much of the capital markets funding is made possible by the maintenance of credit ratings that are acceptable to investors. If the credit ratings of Textron Finance were to be lowered, it might face higher borrowing costs, a disruption of its access to the capital markets or both. Textron Finance could also lose access to financing for other reasons, such as a general disruption of the capital markets. Any disruption of Textron Finance's access to the capital markets could adversely affect its business and our profitability.

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

30.

PART II. OTHER INFORMATION (continued)

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

31.

PART II. OTHER INFORMATION (continued)

Unanticipated changes in Textron's tax rates or exposure to additional income tax liabilities could affect our profitability.

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
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Month 1 (January 1, 2006 - February 4, 2006)	961,972	$77.53	961,972**	12,000,000***
Month 2 (February 5, 2006 - March 4, 2006)	689,600	$87.01	689,600	11,310,400
Month 3 (March 5, 2006 - April 1, 2006)	927,271*	$91.44	925,000*	10,385,400
Total	2,578,843	$85.06	2,576,572

*      On March 7, 2006, Textron received 2,271 shares as payment for the exercise price of employee stock options, which are not included in publicly announced repurchase plans.

**    961,972 shares were purchased in January 2006, fully exhausting the October 21, 2004 plan authorizing repurchase of up to 12 million shares of common stock.

***  On January 26, 2006, Textron's Board approved a new share repurchase plan under which Textron is authorized to repurchase up to 12 million shares of common stock. The new plan has no expiration date.

Item 5.     OTHER INFORMATION

(a) Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable events, we have elected to make the following disclosures in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement and Item 2.06 Material Impairments.

Entry into a Material Definitive Agreement

On May 4, 2006, Textron and Mary L. Howell, John D. Butler and Terrence O'Donnell entered into Amended and Restated Employment Agreements, amending the Employment Agreements dated July 23, 1998, July 23, 1998 and March 10, 2000, respectively. The intent of these Amended and Restated Employment Agreements, which was mutually agreed upon by the executives and the Board of Directors, was to eliminate the inclusion of any performance share units granted after 2005 from the calculation of the executives' benefits under the Supplemental Retirement Plan for Textron Key Executives (the "SERP").

32.

PART II. OTHER INFORMATION (continued)

In consideration of this elimination of performance share units granted after 2005 from the calculation of SERP benefits, the Amended and Restated Employment Agreements for Ms. Howell and Mr. Butler each provide that, in the event of the executive's death, disability, termination without "cause" or resignation for "good reason," the executive will become fully vested in the maximum annual benefit payable under the SERP (i.e., 50% of highest consecutive five-year compensation reduced by benefits payable under other plans). Except in the case of death or a termination following a change of control, the SERP benefits so calculated, to the extent they exceed the benefits calculated without regard to such accelerated vesting provision, will not be payable until two and one-half years following termination.

In the case of Mr. O'Donnell, in consideration for the elimination of performance share units granted after 2005 from the calculation of SERP benefits, Textron has agreed to credit Mr. O'Donnell's account under the Deferred Income Plan for Textron Key Executives with an additional $157,465 as of January 1, 2006, and as of each anniversary of such date ending with January 1, 2009. Such amounts will be credited only if Mr. O'Donnell remains employed on the relevant dates, or if his employment is terminated without cause or he resigns for good reason, in which case the discounted present value of any installment not yet credited to Mr. O'Donnell's account will be accelerated and paid to Mr. O'Donnell in cash.

The Amended and Restated Employment Agreements also clarify certain language to reflect historic interpretations of the provisions so to avoid any future ambiguity, supply a previously absent definition of compensation for purposes of post-termination deemed years of service under Textron's pension plans and add a provision to make adjustments necessary to bring the Amended and Restated Employment Agreements in compliance with the new requirements with regard to deferred compensation under Section 409A of the Internal Revenue Code.

Also on May 4, 2006, Textron entered into a Second Amendment to the Employment Agreement with Lewis B. Campbell entered into as of July 23, 1998 (as amended by the First Amendment dated as of May 6, 2005). This Amendment implements clarifying changes substantially identical to those referred to above in the description of the Amended and Restated Employment Agreements with Ms. Howell and Messrs. Butler and O'Donnell.

Copies of the Amended and Restated Employment Agreements with Ms. Howell and Messrs. Butler and O'Donnell are attached hereto as Exhibits 10.1, 10.2 and 10.3, respectively. A copy of the Campbell Second Amendment is attached hereto as Exhibit 10.4.

Material Impairments

In December 2005, Textron's Board of Directors authorized the divestiture of the Textron Fastening Systems business. With this approval, Textron committed to actively market the segment and expected to complete the sale within 12 months. Beginning in the fourth quarter of 2005, the Fastening Systems segment was reported as a discontinued operation.

In the first quarter of 2006, Textron's management commenced its marketing efforts including establishing the proposed deal structure and identifying potential buyers. Formal negotiations commenced with a number of potential purchasers and specific terms and conditions have been discussed including the impact on the sales price of depreciation, currency exchange fluctuation, the assumption of liabilities, as well as the transfer of pension related obligations and assets.

On May 4, 2006, as a result of the offers received from potential purchasers of substantially all of the business of the segment, and the additional obligations that Textron now estimates will need to be settled as part of the sale, Textron determined that the net assets of discontinued operations related to the Textron Fastening Systems business may exceed the fair value less costs to sell. Consequently, Textron determined that it will incur a non-cash impairment charge in the second quarter of 2006 in the range of $75 million to $150 million.

33.

PART II. OTHER INFORMATION (continued)
Item 6.	EXHIBITS
	10.1	Amended and Restated Employment Agreement between Textron and Mary L. Howell dated May 4, 2006.
	10.2	Amended and Restated Employment Agreement between Textron and John D. Butler dated May 4, 2006.
	10.3	Amended and Restated Employment Agreement between Textron and Terrence O'Donnell dated May 4, 2006.
	10.4	Second Amendment dated May 4, 2006, to the Employment Agreement with Lewis B. Campbell entered into as of July 23, 1998 (as amended by the First Amendment dated as of May 6, 2005).
	12.1	Computation of ratio of income to fixed charges of Textron Manufacturing
	12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

34.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	May 5, 2006	s/R. L. Yates
R. L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

35.

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
10.1	Amended and Restated Employment Agreement between Textron and Mary L. Howell dated May 4, 2006.
10.2	Amended and Restated Employment Agreement between Textron and John D. Butler dated May 4, 2006.
10.3	Amended and Restated Employment Agreement between Textron and Terrence O'Donnell dated May 4, 2006.
10.4	Second Amendment dated May 4, 2006, to the Employment Agreement with Lewis B. Campbell entered into as of July 23, 1998 (as amended by the First Amendment dated as of May 6, 2005).
12.1	Computation of ratio of income to fixed charges of Textron Manufacturing
12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350