Form 10-Q
period 2006-07-26
TEXTRON INC
filed 2006-08-07
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended July 1, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5480
_______________

TEXTRON INC.

(Exact name of registrant as specified in its charter)
_______________

Delaware (State or other jurisdiction of incorporation or organization)	05-0315468 (I.R.S. Employer Identification No.)

40 Westminster Street, Providence, RI 02903
401-421-2800
(Address and telephone number of principal executive offices)
_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ✓   Accelerated filer ___ Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  __  No ✓

Common stock outstanding at July 22, 2006 - 126,260,189 shares

2.
PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
TEXTRON INC.
Consolidated Statements of Operations (unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenues
Manufacturing revenues	$2,628	$2,520	$5,078	$4,649
Finance revenues	192	147	374	288
Total revenues	2,820	2,667	5,452	4,937
Costs, expenses and other
Cost of sales	2,081	2,029	4,036	3,695
Selling and administrative	376	336	737	677
Interest expense, net	109	72	203	140
Provision for losses on finance receivables	(1)	1	8	13
Special charges	-	41	-	95
Total costs, expenses and other	2,565	2,479	4,984	4,620
Income from continuing operations before income taxes	255	188	468	317
Income taxes	(78)	(70)	(133)	(115)
Income from continuing operations	177	118	335	202
(Loss) income from discontinued operations, net of income taxes	(108)	5	(98)	47
Net income	$69	$123	$237	$249
Per common share:
Basic:
Income from continuing operations	$1.38	$0.88	$2.59	$1.50
(Loss) income from discontinued operations, net of income taxes	(0.84)	0.04	(0.76)	0.35
Net income	$0.54	$0.92	$1.83	$1.85
Diluted:
Income from continuing operations	$1.34	$0.86	$2.53	$1.47
(Loss) income from discontinued operations, net of income taxes	(0.81)	0.03	(0.74)	0.33
Net income	$0.53	$0.89	$1.79	$1.80
Average shares outstanding (in thousands):
Basic	128,453	134,603	129,185	134,866
Diluted	131,294	137,582	132,002	137,948
Dividends per share:
$2.08 Preferred stock, Series A	$0.52	$0.52	$1.04	$1.04
$1.40 Preferred stock, Series B	$0.35	$0.35	$0.70	$0.70
Common stock	$0.3875	$0.35	$0.775	$0.70

See Notes to the Consolidated Financial Statements.

3.
Item 1. FINANCIAL STATEMENTS (Continued)
TEXTRON INC.
Consolidated Balance Sheets (unaudited)
(Dollars in millions)

	July 1, 2006	December 31, 2005
Assets
Textron Manufacturing
Cash and cash equivalents	$302	$786
Accounts receivable, less allowance for doubtful accounts of $39 and $38	1,024	891
Inventories	2,072	1,712
Other current assets	451	464
Assets of discontinued operations	1,007	1,122
Total current assets	4,856	4,975
Property, plant and equipment, less accumulated depreciation and amortization of $2,096 and $1,999	1,597	1,574
Goodwill	991	979
Other intangible assets, net	30	32
Other assets	1,555	1,498
Total Textron Manufacturing assets	9,029	9,058
Textron Finance
Cash	23	10
Finance receivables, less allowance for losses of $92 and $96	7,540	6,667
Goodwill	169	169
Other assets	589	595
Total Textron Finance assets	8,321	7,441
Total assets	$17,350	$16,499
Liabilities and Shareholders' Equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$164	$275
Accounts payable	943	677
Accrued liabilities	1,692	1,749
Liabilities of discontinued operations	492	446
Total current liabilities	3,291	3,147
Accrued postretirement benefits other than pensions	517	515
Other liabilities	1,566	1,511
Long-term debt	1,694	1,659
Total Textron Manufacturing liabilities	7,068	6,832
Textron Finance
Other liabilities	537	510
Deferred income taxes	465	461
Debt	6,258	5,420
Total Textron Finance liabilities	7,260	6,391
Total liabilities	14,328	13,223
Shareholders' equity
Capital stock:
Preferred stock	10	10
Common stock	26	26
Capital surplus	1,730	1,533
Retained earnings	5,944	5,808
Accumulated other comprehensive loss	(69)	(78)
	7,641	7,299
Less cost of treasury shares	4,619	4,023
Total shareholders' equity	3,022	3,276
Total liabilities and shareholders' equity	$17,350	$16,499
Common shares outstanding (in thousands)	126,249	130,185

See Notes to the Consolidated Financial Statements.

4.

Item 1. FINANCIAL STATEMENTS (Continued)
TEXTRON INC.
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended July 1, 2006 and July 2, 2005, respectively
(In millions)
	Consolidated
	2006	2005 Revised- See Note 1
Cash flows from operating activities:
Net income	$237	$249
Loss (income) from discontinued operations	98	(47)
Income from continuing operations	335	202
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance, net of distributions	-	-
Depreciation	130	137
Amortization	8	9
Provision for losses on finance receivables	8	13
Special charges	-	95
Share-based compensation	17	14
Collections in excess of non-cash gains on securitizations	4	-
Deferred income taxes	2	5
Changes in assets and liabilities:
Accounts receivable, net	(109)	(101)
Inventories	(398)	(108)
Other assets	25	66
Accounts payable	257	265
Accrued liabilities	58	(92)
Captive finance receivables, net	(205)	(46)
Other operating activities, net	28	18
Net cash provided by operating activities of continuing operations	160	477
Net cash provided by (used in) operating activities of discontinued operations	65	(6)
Net cash provided by operating activities	225	471
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(5,475)	(4,809)
Repaid	4,658	4,386
Proceeds on receivables sales and securitization sales	50	181
Capital expenditures	(134)	(131)
Net cash used in acquisitions	-	(23)
Proceeds on sale of property, plant and equipment	3	-
Other investing activities, net	38	18
Net cash used in investing activities of continuing operations	(860)	(378)
Net cash (used in) provided by investing activities of discontinued operations	(21)	2
Net cash used in investing activities	(881)	(376)
Cash flows from financing activities:
Increase (decrease) in short-term debt	389	(391)
Proceeds from issuance of long-term debt	1,034	1,551
Principal payments and retirements of long-term debt	(655)	(995)
Proceeds from employee stock ownership plans	143	68
Purchases of Textron common stock	(598)	(244)
Dividends paid	(147)	(142)
Dividends paid to Textron Manufacturing	-	-
Capital contributions paid to Textron Finance	-	-
Excess tax benefits related to stock option exercises	18	9
Net cash provided by (used in) financing activities of continuing operations	184	(144)
Net cash used in financing activities of discontinued operations	(6)	(4)
Net cash provided by (used in) financing activities	178	(148)
Effect of exchange rate changes on cash and cash equivalents	7	(23)
Net decrease in cash and cash equivalents	(471)	(76)
Cash and cash equivalents at beginning of year	796	697
Cash and cash equivalents at end of quarter	$325	$621
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$5	$2

See Notes to the Consolidated Financial Statements.

5.
Item 1. FINANCIAL STATEMENTS (Continued)
TEXTRON INC.
Consolidated Statements of Cash Flows (unaudited) (continued)
For the Six Months Ended July 1, 2006 and July 2, 2005, respectively
(In millions)
	Textron Manufacturing*		Textron Finance*
	2006	2005 Revised- See Note 1	2006	2005 Revised- See Note 1
Cash flows from operating activities:
Net income	$237	$249	$67	$51
Loss (income) from discontinued operations	98	(47)	-	-
Income from continuing operations	335	202	67	51
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance, net of distributions	13	46	-	-
Depreciation	116	120	14	17
Amortization	3	4	5	5
Provision for losses on finance receivables	-	-	8	13
Special charges	-	95	-	-
Share-based compensation	17	14	-	-
Collections in excess of non-cash gains on securitizations	-	-	4	-
Deferred income taxes	(3)	-	5	5
Changes in assets and liabilities:
Accounts receivable, net	(109)	(101)	-	-
Inventories	(356)	(102)	-	-
Other assets	18	39	1	15
Accounts payable	257	265	-	-
Accrued liabilities	7	(132)	51	40
Captive finance receivables, net	-	-	-	-
Other operating activities, net	28	18	-	-
Net cash provided by operating activities of continuing operations	326	468	155	146
Net cash provided by (used in) operating activities of discontinued operations	69	(6)	(4)	-
Net cash provided by operating activities	395	462	151	146
Cash flows from investing activities:
Finance receivables:
Originated or purchased	-	-	(5,996)	(5,208)
Repaid	-	-	4,974	4,687
Proceeds on receivables sales and securitization sales	-	-	50	233
Capital expenditures	(129)	(127)	(5)	(4)
Net cash used in acquisitions	-	(23)	-	-
Proceeds on sale of property, plant and equipment	3	10	-	-
Other investing activities, net	(4)	(1)	6	15
Net cash used in investing activities of continuing operations	(130)	(141)	(971)	(277)
Net cash (used in) provided by investing activities of discontinued operations	(21)	2	-	-
Net cash used in investing activities	(151)	(139)	(971)	(277)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(123)	2	512	(393)
Proceeds from issuance of long-term debt	-	401	1,034	1,150
Principal payments and retirements of long-term debt	(3)	(416)	(652)	(579)
Proceeds from employee stock ownership plans	143	68	-	-
Purchases of Textron common stock	(598)	(244)	-	-
Dividends paid	(147)	(142)	-	-
Dividends paid to Textron Manufacturing	-	-	(80)	(97)
Capital contributions paid to Textron Finance	(18)	-	18	-
Excess tax benefits related to stock option exercises	18	9	-	-
Net cash (used in) provided by financing activities of continuing operations	(728)	(322)	832	81
Net cash used in financing activities of discontinued operations	(6)	(4)	-	-
Net cash (used in) provided by financing activities	(734)	(326)	832	81
Effect of exchange rate changes on cash and cash equivalents	6	(23)	1	-
Net (decrease) increase in cash and cash equivalents	(484)	(26)	13	(50)
Cash and cash equivalents at beginning of year	786	570	10	127
Cash and cash equivalents at end of quarter	$302	$544	$23	$77
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$5	$2	$-	$-
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

6.
Item 1. FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Notes to the Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

The consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 31, 2005. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of Textron's consolidated financial position at July 1, 2006, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Note 2: Discontinued Operations

Textron's consolidated financial statements and related footnote disclosures reflect the Fastening Systems business and the previously sold businesses of InteSys and OmniQuip as discontinued operations, net of applicable income taxes, for all periods presented.

Operating results, primarily related to Fastening Systems, of the discontinued businesses are as follows:

	Three Months Ended			Six Months Ended
(In millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenues	$464	$521	$925	$1,044
(Loss) income from discontinued operations	(122)	12	(98)	3
Income tax benefit	14	-	-	4
Operating (loss) income from discontinued operations, net of income taxes	(108)	12	(98)	7
(Loss) gain on disposal, net of income taxes	-	(7)	-	40
(Loss) income from discontinued operations, net of income taxes	$(108)	$5	$(98)	$47

7.
Item 1. FINANCIAL STATEMENTS (Continued)

In May 2006, as a result of offers received from potential purchasers and the additional obligations estimated to require settlement as part of a sale, Textron determined that the net assets of the Fastening Systems business exceeded the fair value less cost to sell. Consequently, Textron recorded a $120 million after-tax impairment charge in the second quarter of 2006.

On May 31, 2006, Textron entered into a purchase agreement to sell substantially all of Textron's Fastening Systems business to TFS Acquisition Corporation, an investment vehicle formed for the acquisition by Platinum Equity, a private equity investment firm. The purchase price will consist of a cash amount of $630 million, subject to adjustment based on changes in the net asset value, net debt and cash of the Fastening Systems business, and the assumption of certain liabilities. The estimated purchase price approximates fair value of the business, less cost to sell. The transaction is expected to close in the third quarter of 2006.

In the first half of 2005, a gain of $40 million was recognized on the sale of InteSys, a business previously reported in the Industrial segment.
The assets and liabilities of the Fastening Systems business are as follows:
(In millions)	July 1, 2006	December 31, 2005
Receivables	$357	$299
Inventories	182	190
Property, plant and equipment, net	285	346
Other	183	287
Total assets	$1,007	$1,122
Accounts payable and accrued liabilities	$297	$265
Other	195	181
Total liabilities	$492	$446

Note 3: Inventories

(In millions)	July 1, 2006	December 31, 2005
Finished goods	$699	$527
Work in process	1,574	1,410
Raw materials	340	267
	2,613	2,204
Less progress/milestones payments	541	492
	$2,072	$1,712

8.
Item 1. FINANCIAL STATEMENTS (Continued)

Note 4: Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is summarized below:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$69	$123	$237	$249
Other comprehensive income (loss)	8	(38)	9	(76)
Comprehensive income	$77	$85	$246	$173

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	Six Months Ended
(In millions)	July 1, 2006	July 2, 2005
Beginning of period	$(78)	$(97)
Currency translation adjustment	(3)	(73)
Net deferred gain (loss) on hedge contracts	14	(6)
Net deferred (loss) gain on interest-only securities	(2)	3
Other comprehensive income (loss)	9	(76)
End of period	$(69)	$(173)

Other comprehensive income (loss) includes a net income tax expense of $8 million and a net income tax benefit of $2 million for the six months ended July 1, 2006 and July 2, 2005, respectively.

Note 5: Earnings per Share

The dilutive effect of stock options, restricted stock and convertible preferred shares was approximately 2,841,000 and 2,979,000 shares for the three months ended July 1, 2006 and July 2, 2005, respectively, and approximately 2,817,000 and 3,082,000 shares for the six months ended July 1, 2006 and July 2, 2005, respectively. Income available to common shareholders that was used to calculate both basic and diluted earnings per share approximated net income for both periods.

Note 6: Share-Based Compensation

The compensation expense that has been recorded in net income for Textron's share-based compensation plans is as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Compensation expense, net of hedge income or expense	$18	$16	$40	$29
Income tax benefit	(5)	(7)	(18)	(11)
Net compensation cost	$13	$9	$22	$18

Included in the table above are net compensation costs recorded in discontinued operations of approximately $1 million for the three months ended July 1, 2006 and July 2, 2005, respectively, and $2 million for the six months ended July 1, 2006 and July 2, 2005, respectively. There were no significant issuances of stock options in the second quarter of 2006 or 2005.

9.
Item 1. FINANCIAL STATEMENTS (Continued)

Note 7: Pension Benefits and Postretirement Benefits Other Than Pensions

The components of net periodic benefit cost for the three months ended July 1, 2006 and July 2, 2005 are as follows:

(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2006	2005	2006	2005
Service cost	$36	$30	$3	$2
Interest cost	69	72	10	8
Expected return on plan assets	(96)	(97)	-	-
Amortization of prior service cost	4	7	(2)	(1)
Amortization of net loss	12	7	5	2
Net periodic benefit cost	$25	$19	$16	$11

The components of net periodic benefit cost for the six months ended July 1, 2006 and July 2, 2005 are as follows:

(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2006	2005	2006	2005
Service cost	$71	$63	$5	$4
Interest cost	138	139	20	17
Expected return on plan assets	(192)	(194)	-	-
Amortization of prior service cost	9	11	(3)	(2)
Amortization of net loss	24	16	11	6
Net periodic benefit cost	$50	$35	$33	$25

Note 8: Special Charges

Special charges for the second quarter of 2005 include a $39 million impairment charge related to preferred shares in Collins & Aikman Products Co. ("C&A Products") and $2 million in restructuring costs in connection with Textron's company-wide restructuring program that was completed at the end of 2005. Special charges for the first six months of 2005 include $91 million of impairment charges related to preferred shares in C&A Products and $4 million in restructuring costs in connection with the company-wide restructuring program.

Textron's remaining reserves under the company-wide restructuring program total $31 million as of July 1, 2006. This balance includes a $29 million liability associated with exiting certain leased facilities in the Industrial segment and will be paid out over the remaining lease term.

Note 9: Commitments and Contingencies

Textron is subject to legal proceedings and other claims arising out of the conduct of Textron's business, including proceedings and claims relating to private sector transactions; government contracts; production partners; product liability; employment; and environmental, safety, and health matters. Some of these legal proceedings and claims seek damages, fines, or penalties in substantial amounts or remediation of environmental contamination. As a government contractor, Textron is subject to audits, reviews and investigations to determine whether its operations are being conducted in accordance with applicable regulatory requirements. Under federal government procurement regulations, certain claims brought by the U.S. Government could also result in Textron's suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, Textron believes that these proceedings and claims will not have a material effect on Textron's financial position or results of operations.

In connection with the 2002 recall of certain Lycoming turbocharged airplane engines, a former third-party supplier filed a lawsuit against Lycoming claiming that the former supplier had been wrongly blamed for aircraft engine failures

10.
Item 1. FINANCIAL STATEMENTS (Continued)

resulting from its crankshaft forging process and that Lycoming's design was the cause of the engine failures. In February 2005, a jury returned a verdict against Lycoming for $86 million in punitive damages, $2.7 million in expert fees and $1.7 million in increased insurance costs. The jury also found that the former supplier's claim that it had incurred $5.3 million in attorneys' fees was reasonable. Judgment was entered on the verdict on March 29, 2005, awarding the former supplier $9.7 million in alleged compensatory damages and attorneys' fees and $86 million in alleged punitive damages. While the ultimate outcome of the litigation cannot be assured, management strongly disagrees with the verdict and believes that it is probable that it will be reversed through the appellate process.

In 2005, Lycoming issued a service bulletin covering certain non-turbocharged aircraft engines to replace potentially faulty crankshafts manufactured by the former supplier with new crankshafts certified by the U.S. Federal Aviation Administration ("FAA"). This bulletin was amended later in 2005 to include additional engines. Including the amendment, the service bulletin covers approximately 1,425 crankshafts and requires that the affected crankshafts be replaced within the earlier of the next 50 hours of operation or six months. On April 27, 2006, the FAA issued an Airworthiness Directive requiring compliance within six months of that date. As of July 1, 2006, reserves to cover costs directly related to crankshafts provided by the former supplier, excluding the retirement program described below, totaled $9 million.

During the fourth quarter of 2005, Lycoming developed a plan to institute a retirement program for approximately 5,100 crankshafts, representing the remaining crankshafts manufactured by the former supplier using the same forging technique as the crankshafts covered by prior service bulletins. A service bulletin was issued in the first quarter of 2006 implementing this plan, which requires the retirement of an affected crankshaft at the next crankshaft access or scheduled overhaul, whichever occurs first, but not to exceed three calendar years from the issuance of the service bulletin. These crankshafts have not been the subject of a recall. As of July 1, 2006, reserves for this program totaled $10 million.

Note 10: Arrangements with Off-Balance Sheet Risk

Bell Helicopter and AgustaWestland North America Inc. ("AWNA") formed the AgustaWestlandBell LLC ("AWB LLC") in January 2004 for the joint design, development, manufacture, sale, customer training and product support of the US101 helicopter, subsequently designated the VH-71 helicopter, and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government.

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

For 2006, AWB LLC's maximum obligation is 40% of the total contract value, which equates to $464 million based on the current contract value of $1.2 billion and thereafter increases to 50%, or $580 million. Accordingly, the maximum amount of Bell Helicopter's liability under the guarantee will be $227 million in 2006 and $284 million thereafter through completion.

In connection with the disposition of Trim, certain operating leases were transferred and assigned to Collins & Aikman Corporation ("C&A"). Textron has guaranteed C&A's payments under these operating leases and an environmental matter up to an aggregate remaining amount of approximately $18 million. Textron would be required to make payments under the guarantees upon default by C&A. Textron has not received any significant default notices related to these leases, and management believes C&A will continue to make payments. In July 2006, as part of C&A's announced plan to sell its European operations, Textron reached an agreement and settled its guarantee related to C&A's lease of certain European facilities. To the extent possible, Textron will seek reimbursement from C&A for amounts it is required to pay

11.
Item 1. FINANCIAL STATEMENTS (Continued)

for these matters. Management will continue to monitor C&A's performance and Textron's reserves related to these matters. Textron's reserves of $12 million at July 1, 2006 are based on management's best estimate of Textron's exposure under these guarantees.

As disclosed under the caption "Guarantees" in Note 18 to the Consolidated Financial Statements in Textron's 2005 Annual Report on Form 10-K, Textron has issued or is party to certain other guarantees. As of July 1, 2006, there have been no material changes to these other guarantees.

Note 11: Recently Announced Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155 "Accounting for Certain Hybrid Financial Instruments - An amendment of FASB Statements No. 133 and 140". This Statement requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation in SFAS No. 133. SFAS No. 155 permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted for at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. This Statement also amends SFAS No. 140 by eliminating restrictions on a qualifying special purpose entity's ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain, a derivative financial instrument. Textron will adopt this Statement in the first quarter of 2007, and does not expect the adoption to have a material impact on Textron's financial position or results of operations.

In March 2006, the FASB also issued SFAS No. 156 "Accounting for Servicing of Financial Assets - An amendment of FASB Statement No. 140". This Statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over, the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under SFAS No. 133. Textron does not utilize derivative instruments to hedge its servicing rights as of July 1, 2006. Textron will adopt this Statement in the first quarter of 2007, and will utilize the amortization method to subsequently measure its servicing rights. The adoption of this Statement is not expected to have a material impact on Textron's financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Textron will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings. Textron is currently assessing the impact of this Interpretation on Textron's financial position and results of operations.

In July 2006, the FASB issued Staff Position No. 13-2 "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction". This Staff Position amends SFAS No. 13 "Accounting for Leases" and requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged lease. In accordance with this guidance, the difference between the revised calculation of earnings since lease inception and the actual amount of cumulative earnings recognized is recorded in income from continuing operations. Textron is required to adopt this guidance in the first quarter of 2007. Upon adoption, any change in the projected cash flows will be reported as an adjustment to retained earnings. The Internal Revenue Service has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions with an initial investment of approximately $167 million within the Finance segment. Textron is currently assessing the impact of this Staff Position on Textron's financial position and results of operations.

12.
Item 1. FINANCIAL STATEMENTS (Continued)

Note 12: Segment Information

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

A summary of continuing operations by segment is provided below:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
REVENUES
MANUFACTURING:
Bell	$805	$786	$1,588	$1,402
Cessna	1,005	910	1,874	1,623
Industrial	818	824	1,616	1,624
	2,628	2,520	5,078	4,649
FINANCE	192	147	374	288
Total revenues	$2,820	$2,667	$5,452	$4,937
SEGMENT OPERATING PROFIT
MANUFACTURING:
Bell	$65	$83	$134	$158
Cessna	153	121	270	208
Industrial	54	58	103	113
	272	262	507	479
FINANCE	56	44	105	77
Segment profit	328	306	612	556
Special charges	-	(41)	-	(95)
Segment operating income	328	265	612	461
Corporate expenses and other, net	(48)	(55)	(97)	(98)
Interest expense, net	(25)	(22)	(47)	(46)
Income from continuing operations before income taxes	$255	$188	$468	$317

13.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Textron Inc. is a multi-industry company that leverages its global network of businesses to provide customers with innovative solutions and services in four business segments: Bell, Cessna, Industrial and Finance. We are known around the world for our powerful brands spanning the business jet, aerospace and defense, plastic fuel systems, golf car and turf-care markets, among others.

Our commitment to bring new products and services to our customers positioned Textron to deliver organic growth of approximately 12% in the first half of 2006. Organic growth includes sales from existing businesses and excludes the effects of foreign exchange fluctuations, acquisitions and divestitures. In our combined aircraft businesses, we continue to experience growth in our backlog which rose to $10 billion by the end of the second quarter. Our industrial business volume also increased as a result of improvements in end markets, and our Finance segment has continued to grow organically. The Finance segment's portfolio quality statistics have improved since year-end and average finance receivables were approximately $1.0 billion higher than the corresponding period in 2005.

During the first half of 2006, increased pricing, the benefit of higher manufacturing sales volume and increased profit in the Finance business, more than offset inflation, higher pension costs and the impact of increased costs on Lot 1 of the H-1 Low Rate Initial Production contract ("H-1 LRIP").

On May 31, 2006, Textron entered into a purchase agreement to sell substantially all of its Fastening Systems business, which was classified as a discontinued operation in the fourth quarter of 2005, to a private equity investment firm. In connection with this pending sale, we recorded an after-tax impairment charge of $120 million in the second quarter of 2006.

Consolidated Results of Operations

Revenues

Revenues increased $153 million in the second quarter of 2006, compared to 2005, primarily due to higher pricing of $66 million in the manufacturing segments, increased manufacturing volume of $47 million and higher Finance revenues of $45 million. These increases were partially offset by the 2005 divestiture of non-core product lines in the Industrial segment of $15 million.

Revenues increased $515 million in the first half of 2006, compared to 2005, primarily due to higher volume of $362 million across all the manufacturing segments, especially in the aircraft businesses, higher pricing of $118 million in the manufacturing segments and higher Finance revenues of $86 million. These increases were partially offset by the 2005 divestiture of non-core product lines in the Industrial segment of $43 million and unfavorable foreign exchange of $29 million.

Segment Profit

Segment profit increased $22 million in the second quarter of 2006, compared to 2005. Major drivers included $66 million from higher pricing in the manufacturing segments, $17 million in cost improvements, higher profit in the Finance segment of $12 million and the increased contribution of $5 million from higher manufacturing volume, partially offset by inflation of $82 million.

Segment profit increased $56 million in the first half of 2006, compared to 2005. Major drivers included $118 million from higher pricing in the manufacturing segments, the increased contribution of $72 million from higher manufacturing volume and higher profit in the Finance segment of $28 million, partially offset by inflation of $144 million.

14.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Charges

Special charges for the second quarter of 2005 include a $39 million impairment charge related to preferred shares in Collins & Aikman Products Co. ("C&A Products") and $2 million in restructuring costs in connection with Textron's company-wide restructuring program that was completed at the end of 2005. Special charges for the first six months of 2005 include $91 million of impairment charges related to preferred shares in C&A Products and $4 million in restructuring costs in connection with the company-wide restructuring program.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.6	(0.7)	1.6	0.2
Foreign tax rate differential	(3.7)	(4.0)	(3.7)	(4.0)
Favorable tax settlements	-	-	(2.6)	-
C&A impairment valuation allowance	-	9.0	-	8.5
ESOP dividends	(0.7)	(0.8)	(0.7)	(0.8)
Export sales benefit	(1.1)	(0.9)	(1.1)	(0.9)
Special foreign dividend	-	1.0	-	0.6
Other, net	(0.5)	(1.4)	(0.1)	(2.3)
Effective income tax rate	30.6%	37.2%	28.4%	36.3%

The effective tax rate for the full year is expected to be approximately 29% to 30%.

Discontinued Operations

Discontinued operations are primarily comprised of the Fastening Systems business which was classified as held for sale in the fourth quarter of 2005. On May 31, 2006, Textron entered into a purchase agreement to sell substantially all of the Fastening Systems business to a private equity investment firm, which is discussed in more detail in Note 2 to the consolidated financial statements. Discontinued operations also includes an after-tax gain of approximately $40 million associated with the sale of the InteSys business in the first half of 2005, and activity related to certain retained assets and liabilities of the OmniQuip business.

Revenues for the Fastening Systems business for the second quarter of 2006 decreased $57 million from the corresponding period in 2005, primarily due to the $54 million impact of divestitures. For the first half of 2006, revenues decreased $117 million from the corresponding period, primarily due to the $87 million impact of divestitures and a $25 million unfavorable foreign exchange rate impact.

Operating (loss) income from discontinued operations, net of income taxes, decreased $120 million and $105 million for the three and six months ended July 1, 2006, respectively, primarily due to the $120 million after-tax impairment charge recorded in the second quarter of 2006 in connection with the Fastening Systems business. This charge was partially offset by the $19 million and $38 million impact of suspending depreciation and amortization on the assets held for sale in the Fastening Systems business for the three and six months ended July 1, 2006, respectively.

15.
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

We expect continued year-over-year growth in revenues and segment profit in 2006 compared to 2005. At Cessna, we anticipate another strong year of business jet deliveries in 2006 resulting in increases in total revenues and profit. At Bell, we expect revenues for the full year to increase over 2005, as armored security vehicle ("ASV") deliveries remain on track to meet our commitments. Bell's profit margin is expected to decrease primarily due to certain nonrecurring items that benefited the 2005 results. In the Industrial segment, we continue to expect higher margins in 2006 compared to 2005, while revenues are expected to remain essentially flat. Finance segment revenues and profits are expected to increase with continued growth in finance receivables and relative stability in credit quality.

Segment Analysis
Bell
	Three Months Ended		Six Months Ended
(In millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenues	$805	$786	$1,588	$1,402
Segment profit	65	83	134	158

Bell Revenues

U.S. Government Business

U.S. Government revenues decreased $13 million in the second quarter of 2006, compared to 2005, primarily due to lower volume of $152 million from the V-22 program, partially offset by increased ASV deliveries of $65 million, higher spares and service revenue of $35 million and additional revenue from the Armed Reconnaissance Helicopter ("ARH") program of $31 million.

U.S. Government revenues increased $164 million in the first half of 2006, compared to 2005, primarily due to increased ASV deliveries of $118 million, higher revenue of $58 million from the ARH program and higher spares and service revenue of $39 million, partially offset by lower revenue of $66 million from the V-22 program.

Commercial Business

Commercial revenues increased $32 million in the second quarter of 2006, compared to 2005, primarily due to higher civil aircraft sales of $40 million and higher spares and service sales of $27 million, partially offset by lower international military revenue of $13 million and a decrease in used aircraft sales of $11 million.

Commercial revenues increased $22 million in the first half of 2006, compared to 2005, primarily due to higher civil aircraft sales of $107 million and higher spares and service volume of $31 million, partially offset by lower international military sales of $86 million and lower Huey II kit sales of $11 million.

16.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Bell Segment Profit

U.S. Government Business

Profit in the U.S. Government business decreased $5 million in the second quarter of 2006, compared to 2005, as higher profit of $11 million on the ASV program, was more than offset by the $13 million impact of lower V-22 deliveries and a $6 million charge on the ARH program for unreimbursed launch-related costs.

Profit in the U.S. Government business increased $5 million in the first half of 2006, compared to 2005. The increase was primarily due to higher profit of $18 million from the ASV program, principally due to volume, partially offset by the $13 million impact of estimated incremental costs recorded in the first quarter of 2006 for resources added to the H-1 LRIP contract to meet customer schedule requirements.

While the estimated incremental costs for the H-1 LRIP will be expended over the next several quarters, the impact was recorded in the first quarter of 2006 as the contract is in a loss position.  In May 2006, a Defense Acquisition Board meeting was held to assess overall performance of the H-1 program. Subsequent to this meeting, the Department of Defense has authorized Bell to proceed with Lot III production.

During the first quarter of 2006, the U.S. Government completed a review of Bell Helicopter's earned value management system. This review identified deficiencies in certain areas. As a result, Bell Helicopter is not allowed to claim it has a compliant earned value management system in proposals, and it also is subject to increased withholding on progress payments. In the second quarter of 2006, Bell and the U.S. Government reached an agreement on a corrective action plan to address all the deficiencies identified in this review. Textron does not expect this matter to have a material financial impact on Textron's financial position or results of operations.

Commercial Business

Commercial profit decreased $13 million in the second quarter of 2006, compared to 2005, primarily due to higher net engineering expense of $19 million, principally due to lower co-development income from risk-sharing partners, costs related to production ramp-up activities of approximately $12 million and increased commissions and other sales activities of $5 million. These decreases were partially offset by the $11 million contribution from higher sales of civil aircraft, primarily due to volume, higher spares and service sales of $5 million and a $5 million favorable impact of a warranty provision recorded at Lycoming in the second quarter of 2005.

Commercial profit decreased $29 million in the first half of 2006, compared to 2005, primarily due to the $27 million impact of lower international military sales, higher net engineering expense of $24 million, principally due to lower co-development income from risk-sharing partners, and costs related to production ramp-up activities of approximately $16 million. These decreases were partially offset by the $34 million impact from higher sales of civil aircraft and the $5 million favorable impact of the Lycoming warranty provision recorded in 2005.

17.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Bell Helicopter Backlog

Bell Helicopter's backlog was $3.3 billion at the end of the first half of 2006, compared to $2.8 billion at year-end 2005.
Cessna
	Three Months Ended		Six Months Ended
(In millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenues	$1,005	$910	$1,874	$1,623
Segment profit	153	121	270	208

Cessna Revenues

Cessna revenues increased $95 million in the second quarter of 2006, compared to 2005, largely due to favorable pricing of $50 million and higher volume of $45 million, primarily related to Citation business jets.

Cessna revenues increased $251 million in the first half of 2006, compared to 2005, largely due to higher volume of $167 million, primarily related to Citation business jets, and favorable pricing of $84 million.

Cessna Segment Profit

Segment profit increased $32 million in the second quarter of 2006, compared to 2005, primarily due to higher pricing of $50 million and impact of higher volume of $6 million. These increases were partially offset by inflation of $35 million. During the second quarter, Cessna recorded a benefit of $10 million reflecting favorable warranty performance compared to a benefit of $8 million recorded in 2005.

Segment profit increased $62 million in the first half of 2006, compared to 2005, primarily due to higher pricing of $84 million and the impact of higher volume of $32 million, partially offset by inflation of $58 million. During the first half, Cessna recorded a benefit of $19 million reflecting favorable warranty performance compared to a benefit of $16 million recorded in 2005.

Cessna Backlog

Cessna's backlog was $6.8 billion at the end of the first half of 2006, compared to $6.3 billion at year-end 2005.
Industrial
	Three Months Ended		Six Months Ended
(In millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenues	$818	$824	$1,616	$1,624
Segment profit	54	58	103	113

Industrial Revenues

The Industrial segment's revenues decreased $6 million in the second quarter of 2006, compared to 2005, primarily due to the divestiture of non-core product lines of $15 million, partially offset by higher pricing of $10 million.

18.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Industrial segment's revenues decreased $8 million in the first half of 2006, compared to 2005, primarily due to the divestiture of non-core product lines of $43 million and the unfavorable foreign exchange impact of $29 million, partially offset by higher volume of $48 million and higher pricing of $16 million.

Industrial Segment Profit

Segment profit decreased $4 million in the second quarter of 2006, compared to 2005, mainly due to $27 million of inflation and the $3 million impact of the divestiture of non-core product lines, partially offset by improved cost performance of $18 million and higher pricing of $10 million.

Segment profit decreased $10 million in the first half of 2006, compared to 2005, mainly due to $49 million of inflation, the $6 million impact of the divestiture of non-core product lines and the $4 million unfavorable impact of foreign exchange, partially offset by $21 million of improved cost performance, the $17 million impact of higher volume and higher pricing of $16 million.
Finance
	Three Months Ended		Six Months Ended
(In millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenues	$192	$147	$374	$288
Segment profit	56	44	105	77

Finance Revenues

The Finance segment's revenues increased $45 million in the second quarter of 2006, compared with 2005. The increase was primarily due to a higher interest rate environment, which accounted for $26 million of the increase, and $20 million related to $1.0 billion in higher average finance receivables. The increase in average finance receivables was due to core portfolio growth, partially offset by a $102 million reduction in the liquidating portfolios.

The Finance segment's revenues increased $86 million in the first half of 2006, compared with 2005. The increase was due to a higher interest rate environment, which accounted for $50 million of the increase, and $37 million related to $1.0 billion in higher average finance receivables. The increase in average finance receivables was due to core portfolio growth, partially offset by a $100 million reduction in the liquidating portfolios.

Finance Segment Profit

Segment profit increased $12 million in the second quarter of 2006, compared with 2005, primarily due to a $12 million increase in net interest margin, primarily attributable to the growth in core receivables.

Segment profit increased $28 million in the first half of 2006, compared with 2005, primarily due to a $25 million increase in net interest margin, primarily attributable to the growth in core receivables, and a $5 million decrease in the provision for loan losses reflecting improvement in portfolio quality.

19.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Finance Portfolio Quality

The following table presents information about the credit quality of the Finance segment's portfolio:

	July 1,	December 31,
	2006	2005

Nonperforming assets as a percentage of finance assets	1.38%	1.53%
Allowance for losses on finance receivables as a percentage of finance receivables	1.21%	1.43%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	103.9%	108.6%
60+ days contractual delinquency as a percentage of finance receivables	0.65%	0.79%

Textron Finance's nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. Nonperforming assets by business are as follows:

	July 1,	December 31,
(In millions)	2006	2005
Asset-based lending	$25	$6
Resort finance	24	31
Golf finance	15	13
Aircraft finance	12	14
Distribution finance	3	2
Liquidating portfolios	33	45
Total nonperforming assets	$112	$111

We believe that nonperforming assets generally will be in the range of 1% to 4% of finance assets depending on economic conditions. Nonperforming assets remained relatively unchanged from the end of 2005 with improvements in resort finance and the liquidating portfolios, offset by an increase in asset-based lending. The increase in asset-based lending was the result of two loans, which we do not believe represents a trend.

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

Textron Manufacturing's debt (net of cash)-to-capital ratio as of July 1, 2006 was 34%, compared with 26% at December 31, 2005. The higher ratio in 2006 is primarily due to the decrease in cash largely attributed to $598 million in share repurchases in the first half of 2006. Textron Manufacturing's gross debt-to-capital ratio as of July 1, 2006 was 38%, compared with 37% at December 31, 2005. Textron Manufacturing has established a gross debt-to-capital ratio target in the mid-thirties.

For liquidity purposes, Textron Manufacturing and Textron Finance have a policy of maintaining sufficient unused lines of credit to support their outstanding commercial paper. Textron Manufacturing has a primary revolving credit facility of $1.3 billion that expires in 2011. Textron Finance is permitted to borrow under this facility. Textron Finance also has bank lines of credit totaling $1.8 billion that expire in 2011. None of these lines of credit were drawn at July 1, 2006 or at December 31, 2005. At July 1, 2006, the lines of credit not reserved as support for outstanding commercial paper or letters of credit were $1.2 billion for Textron Manufacturing and $31 million for Textron Finance, compared with $1.2 billion and $300 million, respectively, at December 31, 2005.

At July 1, 2006, Textron Finance had $2.9 billion in debt and $424 million in other liabilities that are due within the next twelve months.
Operating Cash Flows of Continuing Operations	Six Months Ended
(In millions)	July 1, 2006	July 2, 2005
Consolidated	$160	$477
Textron Manufacturing	$326	$468
Textron Finance	$155	$146

The consolidated operating cash flows of continuing operations decreased $317 million in the first half of 2006 compared to the corresponding period in 2005. The increase of $133 million in income from continuing operations was more than offset by a $290 million increase in cash used for inventories, primarily in our aircraft businesses related to higher demand from our military and commercial customers, and a $159 million use of cash due to a net increase in captive finance receivables related to Textron Manufacturing products, principally due to higher finance receivables originations. The net captive financing activity (cash outflows from finance receivable originations, net of cash flows from repayments, sales and securitizations) between Textron Manufacturing and Textron Finance is excluded from the consolidated cash flows.

Dividends received by Textron Manufacturing from Textron Finance have been eliminated from the consolidated operating cash flows, and net captive financing activities have been reclassified from investing cash flows, as discussed below.

21.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investing Cash Flows of Continuing Operations
	Six Months Ended
(In millions)	July 1, 2006	July 2, 2005
Consolidated	$(860)	$(378)
Textron Manufacturing	$(130)	$(141)
Textron Finance	$(971)	$(277)

The consolidated cash flows used for investing activities increased largely due to higher finance receivable originations and purchases, net of cash collections from repayments, sales and securitizations at Textron Finance. These consolidated cash flows include the reclassification of net captive financing activities to operating cash flows of $205 million in the first half of 2006 and $46 million in the first half of 2005.
Financing Cash Flows of Continuing Operations	Six Months Ended
(In millions)	July 1, 2006	July 2, 2005
Consolidated	$184	$(144)
Textron Manufacturing	$(728)	$(322)
Textron Finance	$832	$81

The consolidated cash flows from financing activities reflect the financing cash flows of Textron Manufacturing and Textron Finance after the elimination of the dividends paid by Textron Finance to Textron Manufacturing. For Textron Manufacturing, the decrease in financing cash flows is primarily due to $354 million in additional purchases of Textron common stock and $125 million in net paydowns of its short-term debt, partially offset by $75 million in higher proceeds from employee stock ownership plans. For Textron Finance, the increase in cash flows was primarily attributable to a net increase in debt outstanding to fund asset growth.

Principal Payments on Long-Term Debt
In the first half of 2006 and 2005, Textron Manufacturing made principal payments of $3 million and $416 million, respectively. The principal payments in the first half of 2005 reflect the maturity of EUR 300 million in debt that was refinanced with EUR 300 million 3.875% notes that mature in March 2013. In the first half of 2006 and 2005, Textron Finance made principal payments of $652 million and $579 million, respectively.

Stock Repurchases and Proceeds from Stock Option Exercises
In the first half of 2006 and 2005, Textron repurchased 6,979,672 and 3,171,428 shares of common stock, respectively, under its Board authorized share repurchase programs for an aggregate cost of $610 million and $239 million, respectively. Proceeds from the exercise of stock options increased $75 million to $143 million in the first half of 2006 as more options were exercised.

Dividends
On January 26, 2006, the Board of Directors authorized a $0.15 per share increase in Textron's annualized common stock dividend to $1.55 per share and, accordingly, approved a quarterly dividend per common share of $0.3875 in the first and second quarters of 2006 compared with $0.35 in the first and second quarters of 2005. Dividend payments to shareholders totaled $147 million and $142 million in the first half of 2006 and 2005, respectively.

22.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Discontinued Operations Cash Flows
	Six Months Ended
(In millions)	July 1, 2006	July 2, 2005
Operating activities	$65	$(6)
Investing activities	$(21)	$2
Financing activities	$(6)	$(4)

Cash flows from discontinued operations include Textron Manufacturing's Fastening Systems, OmniQuip and InteSys businesses, and Textron Finance's small business finance operation. The change in operating cash flow is primarily attributed to a decrease in working capital in the Fastening Systems business. Investing cash flows principally includes capital expenditures for the Fastening Systems business, which were offset in the first half of 2005 upon the receipt of $15 million related to the sale of the remainder of the InteSys operations.

Capital Resources

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $4.0 billion. Under this registration statement, Textron Finance issued term debt of $925 million and CAD 100 million during the first half of 2006. The proceeds of these issuances were used to fund receivable growth and repay short-term debt. At July 1, 2006, Textron Finance had $757 million available under this registration statement. Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Manufacturing may issue public debt securities in one or more offerings up to a total maximum offering of $2.0 billion. At July 1, 2006, Textron Manufacturing had $1.6 billion available under this registration statement.

Off-Balance Sheet Arrangements

Textron Manufacturing enters into a forward contract in Textron common stock on an annual basis. The contract is intended to hedge the cash volatility of stock-based incentive compensation indexed to Textron common stock. The forward contract requires an annual cash settlement between the counter parties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. A cash payment of approximately $12 million was received in January 2006 upon the settlement of the contract held at year-end. As of July 1, 2006, the contract was for approximately 1.5 million shares with a strike price of $77.62. The market price of Textron's common stock closed at $92.18 on June 30, 2006, resulting in a receivable of $22 million.

Textron Finance sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet and the proceeds received are used to reduce the recorded debt levels. Despite the reduction in the recorded balance sheet position, Textron Finance generally retains a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. Textron Finance utilizes these off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements are an important source of funding that provided net proceeds of $50 million and $227 million during the first half of 2006 and 2005, respectively. Textron Finance has used the proceeds from these arrangements to fund the origination of new finance receivables.

23.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Guarantees

Bell Helicopter and AgustaWestland North America Inc. ("AWNA") formed the AgustaWestlandBell LLC ("AWB LLC") in January 2004 for the joint design, development, manufacture, sale, customer training and product support of the US101 helicopter, subsequently designated the VH-71 helicopter, and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government.

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

As disclosed under the caption "Guarantees" in Note 18 to the Consolidated Financial Statements in Textron's 2005 Annual Report on Form 10-K, Textron has issued or is party to certain other guarantees. As of July 1, 2006, there have been no material changes to these other guarantees.

Recently Announced Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155 "Accounting for Certain Hybrid Financial Instruments - An amendment of FASB Statements No. 133 and 140". This Statement requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation in SFAS No. 133. SFAS No. 155 permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted for at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. This Statement also amends SFAS No. 140 by eliminating restrictions on a qualifying special purpose entity's ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain, a derivative financial instrument. Textron will adopt this Statement in the first quarter of 2007, and does not expect the adoption to have a material impact on Textron's financial position or results of operations.

24.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In March 2006, the FASB also issued SFAS No. 156 "Accounting for Servicing of Financial Assets - An amendment of FASB Statement No. 140". This Statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over, the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under SFAS No. 133. Textron does not utilize derivative instruments to hedge its servicing rights as of July 1, 2006. Textron will adopt this Statement in the first quarter of 2007, and will utilize the amortization method to subsequently measure its servicing rights. The adoption of this Statement is not expected to have a material impact on Textron's financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Textron will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings. Textron is currently assessing the impact of this Interpretation on Textron's financial position and results of operations.

In July 2006, the FASB issued Staff Position No. 13-2 "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction". This Staff Position amends SFAS No. 13 "Accounting for Leases" and requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged lease. In accordance with this guidance, the difference between the revised calculation of earnings since lease inception and the actual amount of cumulative earnings recognized is recorded in income from continuing operations. Textron is required to adopt this guidance in the first quarter of 2007. Upon adoption, any change in the projected cash flows will be reported as an adjustment to retained earnings.  The Internal Revenue Service has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions with an initial investment of approximately $167 million within the Finance segment. Textron is currently assessing the impact of this Staff Position on Textron's financial position and results of operations.

Foreign Exchange Risks

Textron's financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For the first half of 2006, the impact of foreign exchange rate changes from the first half of 2005 decreased revenues by approximately $29 million (1%) and had essentially no impact on segment profit.

25.

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

26.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in Textron's exposure to market risk during the first half of 2006. For discussion of Textron's exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Textron's 2005 Annual Report on Form 10-K.

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

There were no changes in Textron's internal control over financial reporting during the fiscal quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

27.

PART II. OTHER INFORMATION
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

Aircraft customers, including sellers of fractional share interests, may respond to weak economic conditions by delaying delivery of orders or canceling orders. Weakness in the economy may also result in fewer hours flown on existing aircraft and, consequently, lower demand for spare parts and maintenance. Weak economic conditions may also cause reduced demand for used business jets or helicopters. We may accept used aircraft on trade-in that would be subject to fluctuations in the fair market value of the aircraft while in inventory. Reduced demand for new and used aircraft, spare parts and maintenance can have an adverse effect on our financial results of operations.

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

28.
PART II. OTHER INFORMATION (continued)

We have customer concentration with the U.S. Government.

During 2005, we derived approximately 18% of our revenues from sales to a variety of U.S. Government entities. Our ability to compete successfully for and retain this business is highly dependent on technical excellence, management proficiency, strategic alliances, cost-effective performance and the ability to recruit and retain key personnel. U.S. Government programs are subject to uncertain future funding levels, which can result in the extension or termination of programs. Our business is also highly sensitive to changes in national and international priorities and U.S. Government budgets.

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

If any of our contracts are terminated by the U.S. Government, our backlog would be reduced, in accordance with contract terms, by the expected value of the remaining work under such contracts, and our financial condition and results of operations could be adversely affected. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor.

In addition to these termination provisions, our U.S. Government contracts contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our products, services and associated materials.

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

29.
PART II. OTHER INFORMATION (continued)

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

30.
PART II. OTHER INFORMATION (continued)

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

31.
PART II. OTHER INFORMATION (continued)

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

32.
PART II. OTHER INFORMATION (continued)

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Month 1 (April 2, 2006 - May 6, 2006)	1,167,300	$91.22	1,167,300	9,218,100
Month 2 (May 7, 2006 - June 3, 2006)	577,900	$92.14	577,900	8,640,200
Month 3 (June 4, 2006 - July 1, 2006)	2,657,900	$86.95	2,657,900	5,982,300
Total	4,403,100	$88.76	4,403,100

On January 26, 2006, Textron's Board approved a new share repurchase plan under which Textron is authorized to repurchase up to 12 million shares of common stock. The new plan has no expiration date.

33.
PART II. OTHER INFORMATION (continued)

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	At Textron's annual meeting of shareholders held on April 26, 2006, the following items were voted upon:
	1.	The following persons were elected to serve as directors in Class I for three year terms expiring in 2009 and received the votes listed.
		Name		For	Withheld
		Lewis B. Campbell		105,530,562	9,021,676
		Lawrence K. Fish		105,684,866	8,867,372
		Joe T. Ford		106,005,095	8,547,143

The following directors have terms of office which continued after the meeting: H. Jesse Arnelle, Kathleen M. Bader, R. Kerry Clark, Ivor J. Evans, Paul E. Gagne, Dain M. Hancock, Lord Powell of Bayswater KCMG, Thomas B. Wheeler.

	2.	The appointment of Ernst & Young LLP as Textron's independent auditors for 2006 was ratified by the following vote:
		For	Against	Abstain	Broker Non-Votes
		112,420,675	1,287,883	843,680	0
	3.	A shareholder proposal relating to a report related to the use of depleted uranium was rejected by the following vote:
		For	Against	Abstain	Broker Non-Votes
		8,494,771	83,105,917	9,089,415	13,862,135
	4.	A shareholder proposal relating to Director majority voting was approved by the following vote:
		For	Against	Abstain	Broker Non-Votes
		59,479,821	39,697,539	1,700,689	13,674,189

34.
PART II. OTHER INFORMATION (continued)

Item 6.	EXHIBITS
2.1

Purchase Agreement by and between Textron Inc. and TFS Acquisition Corporation dated as of May 31, 2006

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

35.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	August 7, 2006	/s/R. L. Yates
R. L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

36.

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
2.1	Purchase Agreement by and between Textron Inc. and TFS Acquisition Corporation dated as of May 31, 2006
12.1	Computation of ratio of income to fixed charges of Textron Manufacturing
12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350