Form 10-Q
period 2006-09-30
TEXTRON INC
filed 2006-11-08
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock outstanding at October 28, 2006 - 125,444,933 shares

2.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenues
Manufacturing revenues	$2,625	$2,250	$7,703	$6,899
Finance revenues	212	155	586	443
Total revenues	2,837	2,405	8,289	7,342
Costs, expenses and other
Cost of sales	2,099	1,787	6,135	5,482
Selling and administrative	369	350	1,106	1,027
Interest expense, net	117	64	320	204
Provision for losses on finance receivables	10	4	18	17
Special charges	-	2	-	97
Total costs, expenses and other	2,595	2,207	7,579	6,827
Income from continuing operations before income taxes	242	198	710	515
Income taxes	(67)	(52)	(200)	(167)
Income from continuing operations	175	146	510	348
Loss from discontinued operations, net of income taxes	(6)	(310)	(104)	(263)
Net income (loss)	$169	$(164)	$406	$85
Per common share:
Basic:
Income from continuing operations	$1.39	$1.10	$3.98	$2.59
Loss from discontinued operations, net of income taxes	(0.05)	(2.33)	(0.81)	(1.96)
Net income (loss)	$1.34	$(1.23)	$3.17	$0.63
Diluted:
Income from continuing operations	$1.36	$1.07	$3.90	$2.53
Loss from discontinued operations, net of income taxes	(0.04)	(2.27)	(0.80)	(1.91)
Net income (loss)	$1.32	$(1.20)	$3.10	$0.62
Average shares outstanding (in thousands):
Basic	125,809	132,910	128,128	134,180
Diluted	128,379	135,629	130,849	137,136
Dividends per share:
$2.08 Preferred stock, Series A	$0.52	$0.52	$1.56	$1.56
$1.40 Preferred stock, Series B	$0.35	$0.35	$1.05	$1.05
Common stock	$0.3875	$0.35	$1.1625	$1.05

See Notes to the Consolidated Financial Statements.

3.
Item 1. FINANCIAL STATEMENTS (Continued)
TEXTRON INC.
Consolidated Balance Sheets (unaudited)
(Dollars in millions)

	September 30, 2006	December 31, 2005
Assets
Textron Manufacturing
Cash and cash equivalents	$771	$786
Accounts receivable, less allowance for doubtful accounts of $39 and $38	962	891
Inventories	2,128	1,712
Other current assets	404	464
Assets of discontinued operations	139	1,122
Total current assets	4,404	4,975
Property, plant and equipment, less accumulated depreciation and amortization of $2,124 and $1,999	1,630	1,574
Goodwill	994	979
Other intangible assets, net	38	32
Other assets	1,553	1,498
Total Textron Manufacturing assets	8,619	9,058
Textron Finance
Cash	51	10
Finance receivables, less allowance for losses of $94 and $96	8,044	6,667
Goodwill	169	169
Other assets	559	595
Total Textron Finance assets	8,823	7,441
Total assets	$17,442	$16,499
Liabilities and Shareholders' Equity
Liabilities
Textron Manufacturing
Current portion of long-term debt and short-term debt	$6	$275
Accounts payable	860	677
Accrued liabilities	1,800	1,749
Liabilities of discontinued operations	160	446
Total current liabilities	2,826	3,147
Accrued postretirement benefits other than pensions	516	515
Other liabilities	1,617	1,511
Long-term debt	1,728	1,659
Total Textron Manufacturing liabilities	6,687	6,832
Textron Finance
Other liabilities	558	510
Deferred income taxes	478	461
Debt	6,678	5,420
Total Textron Finance liabilities	7,714	6,391
Total liabilities	14,401	13,223
Shareholders' equity
Capital stock:
Preferred stock	10	10
Common stock	26	26
Capital surplus	1,749	1,533
Retained earnings	6,065	5,808
Accumulated other comprehensive loss	(82)	(78)
	7,768	7,299
Less cost of treasury shares	4,727	4,023
Total shareholders' equity	3,041	3,276
Total liabilities and shareholders' equity	$17,442	$16,499
Common shares outstanding (in thousands)	125,316	130,185

See Notes to the Consolidated Financial Statements.

4.
Item 1. FINANCIAL STATEMENTS (Continued)
TEXTRON INC.
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2006 and October 1, 2005, respectively
(In millions)
	Consolidated
	2006	2005 Revised- See Note 1
Cash flows from operating activities:
Net income	$406	$85
Loss from discontinued operations	104	263
Income from continuing operations	510	348
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance, net of distributions	-	-
Depreciation	197	207
Amortization	13	14
Provision for losses on finance receivables	18	17
Special charges	-	97
Share-based compensation	22	19
Deferred income taxes	12	17
Changes in assets and liabilities:
Accounts receivable, net	(40)	(112)
Inventories	(456)	(223)
Other assets	97	96
Accounts payable	170	251
Accrued liabilities	205	15
Captive finance receivables, net	(263)	(88)
Other operating activities, net	50	32
Net cash provided by operating activities of continuing operations	535	690
Net cash (used in) provided by operating activities of discontinued operations	(8)	58
Net cash provided by operating activities	527	748
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(8,557)	(7,486)
Repaid	7,158	6,713
Proceeds on receivables sales and securitization sales	185	178
Capital expenditures	(224)	(202)
Net cash used in acquisitions	(12)	(23)
Net proceeds from sale of businesses	12	(1)
Proceeds on sale of property, plant and equipment	4	4
Other investing activities, net	50	48
Net cash used in investing activities of continuing operations	(1,384)	(769)
Net cash provided by (used in) investing activities of discontinued operations	624	(4)
Net cash used in investing activities	(760)	(773)
Cash flows from financing activities:
Increase (decrease) in short-term debt	153	(202)
Proceeds from issuance of long-term debt	1,656	1,642
Principal payments and retirements of long-term debt	(805)	(1,012)
Proceeds from employee stock ownership plans	153	80
Purchases of Textron common stock	(749)	(410)
Dividends paid	(195)	(189)
Dividends paid to Textron Manufacturing	-	-
Capital contributions paid to Textron Finance	-	-
Excess tax benefits related to stock option exercises	27	9
Net cash provided by (used in) financing activities of continuing operations	240	(82)
Net cash provided by (used in) financing activities of discontinued operations	2	(1)
Net cash provided by (used in) financing activities	242	(83)
Effect of exchange rate changes on cash and cash equivalents	17	(22)
Net increase (decrease) in cash and cash equivalents	26	(130)
Cash and cash equivalents at beginning of year	796	697
Cash and cash equivalents at end of period	$822	$567
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$14	$3

See Notes to the Consolidated Financial Statements.

5.
Item 1. FINANCIAL STATEMENTS (Continued)
TEXTRON INC.
Consolidated Statements of Cash Flows (unaudited) (continued)
For the Nine Months Ended September 30, 2006 and October 1, 2005, respectively
(In millions)
	Textron Manufacturing*		Textron Finance*
	2006	2005 Revised- See Note 1	2006	2005 Revised- See Note 1
Cash flows from operating activities:
Net income	$406	$85	$113	$80
Loss from discontinued operations	104	263	-	-
Income from continuing operations	510	348	113	80
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Textron Finance, net of distributions	(33)	20	-	-
Depreciation	176	182	21	25
Amortization	5	5	8	9
Provision for losses on finance receivables	-	-	18	17
Special charges	-	97	-	-
Share-based compensation	22	19	-	-
Deferred income taxes	(6)	(4)	18	21
Changes in assets and liabilities:
Accounts receivable, net	(40)	(112)	-	-
Inventories	(418)	(205)	-	-
Other assets	80	64	7	17
Accounts payable	170	266	-	(15)
Accrued liabilities	126	(46)	79	61
Captive finance receivables, net	-	-	-	-
Other operating activities, net	44	29	6	3
Net cash provided by operating activities of continuing operations	636	663	270	218
Net cash (used in) provided by operating activities of discontinued operations	(4)	58	(4)	-
Net cash provided by operating activities	632	721	266	218
Cash flows from investing activities:
Finance receivables:
Originated or purchased	-	-	(9,298)	(8,062)
Repaid	-	-	7,636	7,149
Proceeds on receivables sales and securitization sales	-	-	185	230
Capital expenditures	(216)	(196)	(8)	(6)
Net cash used in acquisitions	(12)	(23)	-	-
Net proceeds from sale of businesses	12	(1)	-	-
Proceeds on sale of property, plant and equipment	4	13	-	-
Other investing activities, net	-	-	22	36
Net cash used in investing activities of continuing operations	(212)	(207)	(1,463)	(653)
Net cash provided by (used in) investing activities of discontinued operations	624	(4)	-	-
Net cash provided by (used in) investing activities	412	(211)	(1,463)	(653)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(280)	-	433	(202)
Proceeds from issuance of long-term debt	-	403	1,656	1,239
Principal payments and retirements of long-term debt	(15)	(420)	(790)	(592)
Proceeds from employee stock ownership plans	153	80	-	-
Purchases of Textron common stock	(749)	(410)	-	-
Dividends paid	(195)	(189)	-	-
Dividends paid to Textron Manufacturing	-	-	(80)	(100)
Capital contributions paid to Textron Finance	(18)	-	18	-
Excess tax benefits related to stock option exercises	27	9	-	-
Net cash (used in) provided by financing activities of continuing operations	(1,077)	(527)	1,237	345
Net cash provided by (used in) financing activities of discontinued operations	2	(1)	-	-
Net cash (used in) provided by financing activities	(1,075)	(528)	1,237	345
Effect of exchange rate changes on cash and cash equivalents	16	(24)	1	2
Net (decrease) increase in cash and cash equivalents	(15)	(42)	41	(88)
Cash and cash equivalents at beginning of year	786	570	10	127
Cash and cash equivalents at end of period	$771	$528	$51	$39
Supplemental schedule of non-cash investing and financing activities \from continuing operations:
Capital expenditures financed through capital leases	$14	$3	$-	$-
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

6.

Item 1.  FINANCIAL STATEMENTS (Continued)

TEXTRON INC.
Notes to the Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

The consolidated financial statements should be read in conjunction with the financial statements included in Textron's Annual Report on Form 10-K for the year ended December 31, 2005. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of Textron's consolidated financial position at September 30, 2006, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

For the year ended December 31, 2005, and in 2006, Textron has separately disclosed the operating, investing and financing portions of the cash flows for its discontinued operations, which in prior periods were reported on a combined basis as a single amount. Prior 2005 interim periods have been revised to conform to this presentation.

Note 2: Discontinued Operations

On August 11, 2006, Textron completed the sale of its Fastening Systems business to Platinum Equity, a private equity investment firm, for $610 million in cash and the assumption of $15 million of net indebtedness and certain liabilities. There was no gain or loss recorded upon completion of the sale. The purchase price is subject to final adjustment based on the audited net asset value, net debt and cash balances at the closing date, and is expected to be determined in the fourth quarter of 2006. Textron had previously recorded a $120 million after-tax impairment charge in the second quarter of 2006 to record the business at the estimated fair value less cost to sell based on offers received from potential purchasers at that time.

Textron's consolidated financial statements and related footnote disclosures reflect the Fastening Systems business and the previously sold businesses of InteSys and OmniQuip as discontinued operations, net of applicable income taxes, for all periods presented.

7.
Item 1. FINANCIAL STATEMENTS (Continued)

Operating results of these discontinued businesses, primarily related to Fastening Systems, are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenues	$176	$457	$1,101	$1,501
Income (loss) from discontinued operations	5	(347)	(93)	(344)
Income tax (expense) benefit	(11)	34	(11)	38
Operating loss from discontinued operations, net of income taxes	(6)	(313)	(104)	(306)
Gain on disposal, net of income taxes	-	3	-	43
Loss from discontinued operations, net of income taxes	$(6)	$(310)	$(104)	$(263)

For the nine months ended October 1, 2005, an after-tax net gain of $43 million was recognized on the sale of InteSys, a business previously reported in the Industrial segment.

At September 30, 2006, assets of discontinued operations include current assets of $139 million related to the sale of the Fastening Systems business, and liabilities of discontinued operations include current liabilities of $74 million and long-term liabilities of $86 million, representing liabilities retained upon the sale of the Fastening Systems business.

Note 3: Inventories

(In millions)	September 30, 2006	December 31, 2005
Finished goods	$720	$527
Work in process	1,626	1,410
Raw materials	357	267
	2,703	2,204
Less progress/milestones payments	575	492
	$2,128	$1,712

Note 4: Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is summarized below:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income (loss)	$169	$(164)	$406	$85
Other comprehensive (loss) income	(13)	22	(4)	(54)
Comprehensive income (loss)	$156	$(142)	$402	$31

8.
Item 1. FINANCIAL STATEMENTS (Continued)

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005
Beginning of period	$(78)	$(97)
Currency translation adjustment	24	(57)
Net deferred gain (loss) on hedge contracts	6	(1)
Net deferred (loss) gain on interest-only securities	(2)	4
Reclassifications due to the sale of Fastening Systems:
Currency translation adjustment	(71)	-
Pension liability adjustment	39	-
Other comprehensive loss	(4)	(54)
End of period	$(82)	$(151)

The net income tax impact included in other comprehensive loss for the nine months ended September 30, 2006 was not significant, and the net income tax expense for the nine months ended October 1, 2005 totaled $13 million.

Note 5: Earnings per Share

The dilutive effect of stock options, restricted stock and convertible preferred shares was approximately 2,570,000 and 2,719,000 shares for the three months ended September 30, 2006 and October 1, 2005, respectively, and approximately 2,721,000 and 2,956,000 shares for the nine months ended September 30, 2006 and October 1, 2005, respectively. Income available to common shareholders that was used to calculate both basic and diluted earnings per share approximated net income (loss) for both periods.

Note 6: Share-Based Compensation

The compensation expense that has been recorded in net income (loss) for Textron's share-based compensation plans is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Compensation expense, net of hedge income or expense	$12	$11	$52	$40
Income tax benefit	(2)	(2)	(20)	(13)
Total net compensation cost included in net income (loss)	10	9	32	27
Net compensation costs included in discontinued operations	(4)	-	(2)	2
Net compensation costs included in continuing operations	$14	$9	$34	$25

There were no significant issuances of stock options in the third quarter of 2006 or 2005.

9.
Item 1. FINANCIAL STATEMENTS (Continued)

Restricted stock activity under the 1999 Long-Term Incentive Plan for the nine months ended September 30, 2006 is as follows:

(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	1,156	$55.99
Granted	383	83.26
Vested	(62)	40.33
Forfeited	(236)	59.73
Outstanding at end of period, nonvested	1,241	$64.47

Forfeitures during the period relate primarily to the sale of the Fastening Systems business.

Note 7: Pension Benefits and Postretirement Benefits Other Than Pensions

The components of net periodic benefit cost for the three months ended September 30, 2006 and October 1, 2005 are as follows:

(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2006	2005	2006	2005
Service cost	$35	$33	$2	$3
Interest cost	73	65	10	11
Expected return on plan assets	(96)	(96)	-	-
Amortization of transition obligation	-	1	-	-
Amortization of prior service cost	5	2	(1)	(3)
Amortization of net loss	8	10	4	4
Net periodic benefit cost	$25	$15	$15	$15

The components of net periodic benefit cost for the nine months ended September 30, 2006 and October 1, 2005 are as follows:

(In millions)	Pension Benefits		Postretirement Benefits Other Than Pensions
	2006	2005	2006	2005
Service cost	$106	$96	$7	$7
Interest cost	211	204	30	28
Expected return on plan assets	(288)	(290)	-	-
Amortization of transition obligation	-	1	-	-
Amortization of prior service cost	14	13	(4)	(5)
Amortization of net loss	32	26	15	10
Net periodic benefit cost	$75	$50	$48	$40

Note 8: Special Charges

Special charges for the third quarter of 2005 include $2 million in restructuring costs in connection with Textron's company-wide restructuring program that was completed at the end of 2005. Special charges for the nine months ended October 1, 2005 include $91 million of impairment charges related to preferred shares in Collins & Aikman Products Co. ("C&A Products") and $6 million in restructuring costs in connection with the company-wide restructuring program.

10.
Item 1. FINANCIAL STATEMENTS (Continued)

Textron's remaining reserves under the company-wide restructuring program total $30 million as of September 30, 2006. This balance includes a $29 million liability associated with exiting certain leased facilities in the Industrial segment that will be paid out over the remaining lease term.

Note 9: Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	2.5	1.3	1.8	0.5
C&A impairment valuation allowance	-	-	-	5.2
Foreign tax rate differential	(3.1)	(4.6)	(3.1)	(4.6)
Canadian dollar functional currency	(4.8)	-	(1.6)	-
Favorable tax settlements	-	-	(1.7)	-
Special foreign dividend	-	(1.6)	-	(0.3)
Other, net	(1.9)	(3.8)	(2.2)	(3.4)
Effective income tax rate	27.7%	26.3%	28.2%	32.4%

In the third quarter of 2006, Textron Finance recorded a one-time tax benefit related to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes for one of its Canadian subsidiaries which lowered the effective tax rate by 4.8% and 1.6% for the three and nine month periods ended September 30, 2006.

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

In 2005, Lycoming issued a service bulletin covering certain non-turbocharged aircraft engines to replace potentially faulty crankshafts manufactured by the former supplier with new crankshafts certified by the U.S. Federal Aviation Administration ("FAA"). This bulletin was amended later in 2005 to include additional engines. Including the

11.
Item 1. FINANCIAL STATEMENTS (Continued)

amendment, the service bulletin covers approximately 1,425 crankshafts and requires that the affected crankshafts be replaced within the earlier of the next 50 hours of operation or six months. On April 27, 2006, the FAA issued an Airworthiness Directive requiring compliance within six months of that date. As of September 30, 2006, reserves to cover costs directly related to crankshafts provided by the former supplier, excluding the retirement program described below, totaled $8 million.

During the fourth quarter of 2005, Lycoming developed a plan to institute a retirement program for approximately 5,100 crankshafts, representing the remaining crankshafts manufactured by the former supplier using the same forging technique as the crankshafts covered by prior service bulletins. A service bulletin was issued in the first quarter of 2006 implementing this plan, which requires the retirement of an affected crankshaft at the next crankshaft access or scheduled overhaul, whichever occurs first, but not to exceed three years from the issuance of the service bulletin. On September 29, 2006, the FAA issued an Airworthiness Directive requiring compliance within twelve years of that date, or the next access. These crankshafts have not been the subject of a recall. As of September 30, 2006, reserves for this program totaled $10 million.

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

In connection with the disposition of Trim, certain operating leases were transferred and assigned to Collins & Aikman Corporation ("C&A"). Textron has guaranteed C&A's payments under these operating leases and an environmental matter up to an aggregate remaining amount of approximately $18 million. Textron would be required to make payments under the guarantees upon default by C&A. Textron has not received any significant default notices related to these leases, and management believes C&A will continue to make payments. In July 2006, as part of C&A's announced plan to sell its European operations, Textron settled its guarantee related to C&A's lease of certain European facilities. Management will continue to monitor C&A's performance and Textron's reserves related to these matters. Textron's reserves of $6 million at September 30, 2006 are based on management's best estimate of Textron's exposure under these guarantees.

In connection with the sale of the Fastening Systems business in the third quarter of 2006, Textron guaranteed certain payments and performance of the buyer of the business. In accordance with the purchase and sale agreement, Textron is entitled to reimbursement by the buyer for payments made under these guarantees.

Textron has guaranteed payment on certain credit facilities and bank-issued letters of credit and guarantees of the Fastening Systems business where the total guarantee is capped at approximately $25 million, for which the buyer has

12.
Item 1. FINANCIAL STATEMENTS (Continued)

provided a letter of credit of approximately $4 million as collateral. Since September 30, 2006, Textron has been released from $11 million of these capped guarantees. Textron has also guaranteed payment and performance on certain other credit facilities and leases of the Fastening Systems business totaling approximately $21 million, where Textron is also liable for unpaid interest, fees and other costs associated with claims that may arise from these guarantees.  While potential interest and fees are not capped, Textron has monitoring provisions which mitigate the exposure to these additional costs.  The buyer has provided a letter of credit of approximately $9 million as collateral on these guarantees.  Since September 30, 2006, Textron has been released from $2 million of these uncapped guarantees. An additional $9 million of these capped and uncapped guarantees are expected to be released in the fourth quarter of 2006. The estimated fair value of Textron’s exposure under all the guarantees associated with Fastening Systems is approximately $0.4 million.

As disclosed under the caption "Guarantees" in Note 18 to the Consolidated Financial Statements in Textron's 2005 Annual Report on Form 10-K, Textron has issued or is party to certain other guarantees. As of September 30, 2006, there have been no material changes to these other guarantees.

Note 12: Recently Announced Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155 "Accounting for Certain Hybrid Financial Instruments - An amendment of FASB Statements No. 133 and 140". This Statement requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation. SFAS No. 155 permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted for at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. This Statement also eliminates restrictions on a qualifying special purpose entity's ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain, a derivative financial instrument. Textron will adopt this Statement in the first quarter of 2007, and does not expect the adoption to have a material impact on Textron's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets - An amendment of FASB Statement No. 140". This Statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over, the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting. Textron does not utilize derivative instruments to hedge its servicing rights as of September 30, 2006. Textron will adopt this Statement in the first quarter of 2007, and will utilize the amortization method to subsequently measure its servicing rights. The adoption of this Statement is not expected to have a material impact on Textron's financial position or results of operations.

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

In July 2006, the FASB issued Staff Position No. 13-2 "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction". This Staff Position amends SFAS No. 13 "Accounting for Leases" and requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged lease. In accordance with this guidance, the difference between the revised calculation of earnings since lease inception and the actual amount of cumulative earnings recognized is recorded in income from continuing operations. Textron is required to adopt this

13.

Item 1. FINANCIAL STATEMENTS (Continued)

guidance in the first quarter of 2007. Upon adoption, any change in the projected cash flows will be reported as an adjustment to retained earnings. The Internal Revenue Service (“IRS”) has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions within the Finance segment. These transactions, along with other transactions with similar characteristics, have an initial investment of approximately $209 million. Management believes the positions taken by the IRS are inconsistent with tax law in existence at the time the leases were originated and intends to vigorously defend Textron’s position. However, if the IRS were to prevail, the maximum potential adjustment to Textron’s retained earnings at the beginning of fiscal 2007 would be approximately $38 million. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS, which have been provided in deferred income taxes on the consolidated balance sheets.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007. Textron will adopt this Statement in the first quarter of 2008, and is currently evaluating the impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur, and report these changes in comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Textron will adopt this Statement as of December 30, 2006. The measurement date provisions will not impact Textron, as all of its plans have a measurement date of December 31 of the current fiscal year.

Textron has analyzed the impact that SFAS No. 158 would have had on its consolidated financial statements at December 31, 2005, had it been effective at that time. The impact would have reduced total assets by approximately $500 million, increased total liabilities by approximately $300 million and reduced shareholders' equity (increase in accumulated other comprehensive loss) by approximately $800 million, net of tax. In addition, Textron would have classified an additional $100 million of pension and postretirement benefit liabilities as current. These estimates may vary from the actual impact of implementing this Statement as the ultimate amounts recorded are dependant on a number of assumptions, including the discount rate at the end of 2006 and the actual rate of return on pension assets for 2006. Changes in these and other assumptions since our last measurement date could increase or decrease the expected impact of implementing this Statement at the end of 2006. The adoption of this Statement will not impact Textron’s results of operations or cash flows.

Note 13: Segment Information

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

14.
Item 1. FINANCIAL STATEMENTS (Continued)

A summary of continuing operations by segment is provided below:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
REVENUES
MANUFACTURING:
Bell	$855	$674	$2,443	$2,076
Cessna	1,050	890	2,924	2,513
Industrial	720	686	2,336	2,310
	2,625	2,250	7,703	6,899
FINANCE	212	155	586	443
Total revenues	$2,837	$2,405	$8,289	$7,342
SEGMENT OPERATING PROFIT
MANUFACTURING:
Bell	$67	$89	$201	$247
Cessna	162	117	432	325
Industrial	28	21	131	134
	257	227	764	706
FINANCE	53	43	158	120
Segment profit	310	270	922	826
Special charges	-	(2)	-	(97)
Segment operating income	310	268	922	729
Corporate expenses and other, net	(45)	(47)	(142)	(145)
Interest expense, net	(23)	(23)	(70)	(69)
Income from continuing operations before income taxes	$242	$198	$710	$515

Note 14: Subsequent Event

On October 25, 2006, Textron reached an agreement to acquire Overwatch Systems for a purchase price of approximately $325 million. Overwatch Systems is a leading developer and provider of intelligence analysis tools and communication products for the defense industry.

15.
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

With nine months of strong overall performance behind us, we continue to expect year-over-year growth in revenues and segment profit in 2006. Our revenues increased 18% to $2.8 billion in the third quarter of 2006 and earnings per share from continuing operations increased to $1.36 from $1.07 in 2005. On a year-to-date basis, revenues are up 13% to $8.3 billion with earnings per share from continuing operations increasing to $3.90 from $2.53 in 2005. Backlog in our aircraft businesses increased to $10.5 billion at September 30, 2006.

Cessna has continued to experience strong order activity in 2006 and has filled its 2007 delivery plan of 370 jets. In September, we received the first full Federal Aviation Administration (“FAA”) certification of a “very light jet” model, the Mustang. We also introduced a new model, the CJ4, and already have 25 orders in backlog for this model at the end of the third quarter. We expect full year business jet deliveries to drive revenues and profit well above 2005 levels.

Our Finance segment has grown its owned finance receivable portfolio by $1.4 billion, up 20% from the end of 2005, resulting in higher net interest margin. The credit performance of our portfolio continues to be strong with nonperforming assets representing only 1.43% of the portfolio, compared to 1.53% at the end of 2005. We believe this segment is poised to surpass its 2005 results driven by the growth in owned finance receivables.

Strong performance in our Cessna and Finance segments has allowed us to overcome lower profit in the Bell segment. At Bell, increased military volume and higher commercial deliveries resulted in higher revenues for the first nine months of 2006. However, higher costs to support future growth at Bell have contributed to a decline in profit. We expect revenues at Bell for the full year to increase over 2005, while profit is expected to decrease.

Our Industrial segment’s profit through the first nine months approximated last year’s as improvements in the golf and turf-care businesses were partially offset by lower profit at Kautex. We continue to expect higher margins for this segment in 2006 compared to 2005, while revenues are expected to remain essentially flat.

Consolidated Results of Operations

Revenues

Revenues increased $432 million in the third quarter of 2006, compared to 2005, primarily due to higher manufacturing volume of $307 million, favorable pricing of $66 million in the manufacturing segments and higher Finance segment revenues of $57 million.

Revenues increased $947 million in the first nine months of 2006, compared to 2005, primarily due to higher volume of $672 million across all the manufacturing segments, higher pricing of $181 million in the manufacturing segments and higher Finance segment revenues of $143 million. These increases were partially offset by the divestiture of non-core product lines in the Industrial segment of $54 million.

Segment Profit

Segment profit increased $40 million in the third quarter of 2006, compared to 2005. Major drivers included $66 million from higher pricing in the manufacturing segments, the increased contribution of $44 million from higher net manufacturing volume and mix, and higher profit in the Finance segment of $10 million, partially offset by inflation of $64 million.

Segment profit increased $96 million in the first nine months of 2006, compared to 2005. Major drivers included $181 million from higher pricing in the manufacturing segments, the increased contribution of $107 million from

16.
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

higher net manufacturing volume and mix, and higher profit in the Finance segment of $38 million, partially offset by inflation of $208 million.

Special Charges

Special charges for the first nine months of 2005 include $91 million of impairment charges related to preferred shares in Collins & Aikman Products Co. ("C&A Products") and $6 million in restructuring costs in connection with Textron's company-wide restructuring program that was completed at the end of 2005. Special charges for the third quarter of 2005 include $2 million in restructuring costs.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	2.5	1.3	1.8	0.5
C&A impairment valuation allowance	-	-	-	5.2
Foreign tax rate differential	(3.1)	(4.6)	(3.1)	(4.6)
Canadian dollar functional currency	(4.8)	-	(1.6)	-
Favorable tax settlements	-	-	(1.7)	-
Special foreign dividend	-	(1.6)	-	(0.3)
Other, net	(1.9)	(3.8)	(2.2)	(3.4)
Effective income tax rate	27.7%	26.3%	28.2%	32.4%

In the third quarter of 2006, Textron Finance recorded a one-time tax benefit related to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes for one of its Canadian subsidiaries which lowered the effective tax rate by 4.8% and 1.6% for the three and nine month periods ended September 30, 2006.

The effective tax rate for the full year is expected to be approximately 29% to 30%.

Discontinued Operations

Discontinued operations are primarily comprised of the Fastening Systems business which was classified as held for sale in the fourth quarter of 2005. On August 11, 2006, Textron completed the sale of its Fastening Systems business, which is discussed in more detail in Note 2 to the consolidated financial statements. There was no gain or loss recorded upon completion of the sale. The purchase price is subject to final adjustment based on the audited net asset value, net debt and cash balances at the closing date, and is expected to be determined in the fourth quarter of 2006.

Discontinued operations for the nine months ended September 30, 2006 includes a $120 million after-tax impairment charge taken in the second quarter related to the Fastening Systems business. Discontinued operations for the three and nine months ended October 1, 2005, includes a $295 million after-tax goodwill impairment charge for the Fastening Systems business. The nine months ended October 1, 2005, also includes an after-tax net gain of approximately $43 million associated with the sale of the InteSys business.

17.
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment Analysis
Bell
	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenues	$855	$674	$2,443	$2,076
Segment profit	67	89	201	247

Bell Revenues

U.S. Government Business

U.S. Government revenues increased $145 million in the third quarter of 2006, compared to 2005, primarily due to higher net volume and mix of $152 million. The higher volume is primarily due to increased Armored Security Vehicle (“ASV”) deliveries of $86 million, higher V-22 volume of $32 million and higher development revenue from the Armed Reconnaissance Helicopter Systems Development and Demonstration (“ARH SDD”) program of $26 million.

U.S. Government revenues increased $309 million in the first nine months of 2006, compared to 2005, primarily due to higher net volume and mix of $297 million and the benefit from acquisitions of $21 million. The higher volume is primarily due to increased ASV deliveries of $204 million, higher ARH SDD development revenue of $84 million and increased spares and service sales of $41 million, partially offset by lower V-22 volume of $36 million.

Commercial Business

Commercial revenues increased $36 million in the third quarter of 2006, compared to 2005, due to higher volume of $26 million and higher pricing of $10 million. The higher volume primarily reflects higher civil aircraft deliveries of $31 million and increased spares and service sales of $10 million, partially offset by lower international military deliveries of $21 million.

Commercial revenues increased $58 million in the first nine months of 2006, compared to 2005, primarily due to higher volume of $31 million and higher pricing of $27 million. The higher volume is primarily due to increased civil aircraft deliveries of $129 million and higher spares and service sales of $35 million, partially offset by lower international military deliveries of $107 million.

Bell Segment Profit

U.S. Government Business

Profit in the U.S. Government business increased $14 million in the third quarter of 2006, compared to 2005, due to the impact of higher volume of $16 million and improved cost performance of $13 million, partially offset by inflation of $8 million. The improved performance includes lower costs of $7 million related to Hurricane Katrina and $5 million in favorable ASV program performance, which were offset by unfavorable year-over-year H-1 Low-Rate Initial Production (“H-1 LRIP”) and ARH SDD performance of $6 million each.

Profit in the U.S. Government business increased $19 million in the first nine months of 2006, compared to 2005. The increase was primarily due to the impact of higher net volume and mix of $27 million and improved cost

18.
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

performance of $24 million, partially offset by inflation of $24 million. The improved performance reflects favorable program performance at Textron Systems of $28 million, higher helicopter spares margins of $13 million and V-22 improvements of $8 million, partially offset by unfavorable H-1 LRIP and ARH SDD performance of $19 million and $13 million, respectively.

The H-1 program continues in the development stage and is currently undergoing Operational Evaluation. Additionally, Bell has entered into three H-1 LRIP contracts with the U.S. Government under this program. Bell has maintained its commitment to invest in the H-1 program and in the third quarter of 2006, Bell estimated that it will spend an additional $11 million in unreimbursable costs over the contract performance period. These costs are incremental to the $13 million recorded in the first quarter of 2006, and reflect higher anticipated costs to maintain the schedule, primarily in final assembly. The estimated $11 million impact has been recorded in the third quarter of 2006 as this contract is in a loss position.

Bell’s ARH SDD contract is a cost plus variable fee contract under which Bell’s eligibility to earn fees is reduced as total contract costs increase. In the third quarter of 2006, Bell recorded a $6 million charge as higher than anticipated costs resulted in Bell no longer being eligible to earn fees under this development contract. Bell also recorded a $6 million charge in the second quarter related to unreimbursed launch-related costs.

Commercial Business

Commercial profit decreased $36 million in the third quarter of 2006, compared to 2005, primarily due to unfavorable cost performance of $35 million and inflation of $6 million, partially offset by higher pricing of $10 million. The unfavorable performance reflected the $13 million prior year impact of the resolution of uncertainties and receipt of cash related to a collaborative research and development agreement, an increase in overhead costs of $11 million and higher net research and development expense of $5 million.

Commercial profit decreased $65 million in the first nine months of 2006, compared to 2005, primarily due to unfavorable cost performance of $68 million and inflation of $28 million, partially offset by higher pricing of $27 million. The unfavorable cost performance reflected higher net research and development expense of $29 million, increased overhead costs of $25 million and the $13 million prior year impact of the resolution of uncertainties and receipt of cash related to a collaborative research and development agreement.

Bell Helicopter Backlog

Bell Helicopter's backlog was $3.3 billion at September 30, 2006, compared to $2.8 billion at December 31, 2005.
Cessna
	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenues	$1,050	$890	$2,924	$2,513
Segment profit	162	117	432	325

Cessna Revenues

Cessna revenues increased $160 million in the third quarter of 2006, compared to 2005, largely due to higher volume of $109 million, primarily related to Citation business jets, and favorable pricing of $51 million.

Cessna revenues increased $411 million in the first nine months of 2006, compared to 2005, largely due to higher volume of $276 million, primarily related to Citation business jets, and favorable pricing of $135 million.

19.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cessna Segment Profit

Segment profit increased $45 million in the third quarter of 2006, compared to 2005, primarily due to higher pricing of $51 million, the impact of higher volume of $23 million and favorable warranty performance of $17 million, partially offset by inflation of $25 million and higher engineering and product development costs of $12 million.

During the initial production launch, Cessna typically incurs higher warranty-related costs until the production process matures, at which point warranty costs moderate. Based on historical production and warranty patterns, management estimates that the Sovereign and CJ3 production lines have reached this maturity level, and that Sovereign and CJ3 aircraft produced in the third quarter of 2006 will incur lower warranty costs than earlier production aircraft. In the third quarter of 2006, Cessna’s margins improved by approximately $10 million as a result of lower point of sale warranty accrual costs for aircraft sold in the quarter, primarily Sovereign and CJ3, compared to the third quarter of 2005. Management expects the improved margins to continue for the foreseeable future.

Segment profit increased $107 million in the first nine months of 2006, compared to 2005, primarily due to higher pricing of $135 million, the impact of higher volume of $54 million and favorable warranty performance of $23 million, partially offset by inflation of $83 million and higher engineering and product development costs of $24 million. Favorable warranty performance includes the $13 million impact of lower estimated warranty costs for aircraft sold in 2006, as well as a benefit of $28 million in other favorable warranty performance in the first nine months of 2006 compared to a benefit of $18 million in 2005.

Cessna Backlog

Cessna's backlog was $7.2 billion at September 30, 2006, compared to $6.3 billion at December 31, 2005.
Industrial
	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenues	$720	$686	$2,336	$2,310
Segment profit	28	21	131	134

Industrial Revenues

The Industrial segment's revenues increased $34 million in the third quarter of 2006, compared to 2005, primarily due to higher volume of $20 million, favorable foreign exchange of $13 million and higher pricing of $12 million, partially offset by the divestiture of non-core product lines of $11 million.

The Industrial segment's revenues increased $26 million in the first nine months of 2006, compared to 2005, primarily due to higher volume of $68 million and higher pricing of $28 million, partially offset by the divestiture of non-core product lines of $54 million and an unfavorable foreign exchange impact of $16 million.

Industrial Segment Profit

Segment profit increased $7 million in the third quarter of 2006, compared to 2005, mainly due to improved cost performance of $17 million, primarily the result of cost reduction efforts at Kautex, higher pricing of $12 million and the impact of higher volume and a favorable mix of $6 million, partially offset by $25 million of inflation.

Segment profit decreased $3 million in the first nine months of 2006, compared to 2005, mainly due to $73 million of inflation, the $7 million impact of the divestiture of non-core product lines and the $4 million

20.
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

unfavorable impact of foreign exchange, partially offset by $38 million of improved cost performance, higher pricing of $28 million and the $18 million impact of higher net volume and mix.
Finance
	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenues	$212	$155	$586	$443
Segment profit	53	43	158	120

Finance Revenues

The Finance segment's revenues increased $57 million in the third quarter of 2006, compared with 2005. The increase was primarily due to a $33 million increase related to $1.7 billion in higher average finance receivables from levels in the corresponding period in 2005 and a higher interest rate environment, which accounted for $18 million of the increase. The increase in average finance receivables was primarily due to core portfolio growth.

The Finance segment’s revenues increased $143 million in the first nine months of 2006, compared with 2005. The increase was primarily due to a higher interest rate environment, which accounted for $70 million of the increase, and a $68 million increase related to higher average finance receivables of $1.2 billion from levels in the corresponding period in 2005. The increase in average finance receivables was primary due to core portfolio growth.

Finance Segment Profit

Segment profit increased $10 million in the third quarter of 2006, compared with 2005, primarily due to a $19 million increase in net interest margin, largely attributable to the growth in average finance receivables, partially offset by a $6 million increase in the provision for loan losses.

Segment profit increased $38 million in the first nine months of 2006, compared with 2005, primarily due to a $44 million increase in net interest margin, largely attributable to the growth in average finance receivables.

Finance Portfolio Quality

The following table presents information about the credit quality of the Finance segment's portfolio:

	September 30,	December 31,
	2006	2005

Nonperforming assets as a percentage of finance assets	1.43%	1.53%
Allowance for losses on finance receivables as a percentage of finance receivables	1.15%	1.43%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	93.9%	108.6%
60+ days contractual delinquency as a percentage of finance receivables	0.76%	0.79%

21.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Textron Finance's nonperforming assets include nonaccrual accounts that are not guaranteed by Textron Manufacturing, for which interest has been suspended, and repossessed assets. Nonperforming assets by business are as follows:

	September 30,	December 31,
(In millions)	2006	2005
Golf finance	$33	$13
Asset-based lending	23	6
Resort finance	19	31
Aviation finance	11	14
Distribution finance	4	2
Liquidating portfolios	33	45
Total nonperforming assets	$123	$111

The increase in nonperforming assets was mainly attributable to two loans in each of the golf finance and asset-based lending businesses, partially offset by improvements in resort finance and the liquidating portfolios. We do not believe the increases in the golf finance and asset-based lending businesses represent a trend.

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

Textron Manufacturing's debt (net of cash)-to-capital ratio as of September 30, 2006 was 24%, compared with 26% at December 31, 2005. Textron Manufacturing's gross debt-to-capital ratio as of September 30, 2006 was 36%, compared with 37% at December 31, 2005. Textron Manufacturing has established a gross debt-to-capital ratio target in the mid-thirties. This target was determined under current accounting guidelines and will be reviewed upon the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R)” in the fourth quarter of 2006.

22.
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these primary lines of credit was drawn at September 30, 2006.

Our primary committed credit facilities at September 30, 2006 include the following:

(in millions)	Facility Amount	Commercial Paper Outstanding	Letters of Credit Outstanding	Amount not reserved as support for Commercial Paper & Letters of Credit

Textron Manufacturing’s multi-year facility expiring in 2011*	$1,250	$-	$23	$1,227
Textron Finance’s multi-year facility expiring in 2011	$1,750	$1,631	$13	$106

*Textron Finance is permitted to borrow under this multi-year facility.

At September 30, 2006, Textron Finance had $2.9 billion in debt and $489 million in other liabilities that are due within the next twelve months.

Operating Cash Flows of Continuing Operations
	Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005
Consolidated	$535	$690
Textron Manufacturing	$636	$663
Textron Finance	$270	$218

The consolidated operating cash flows of continuing operations decreased $155 million in the first nine months of 2006 compared to the corresponding period in 2005. Operating cash flows for Textron Manufacturing decreased $27 million as a $162 million increase in income from continuing operations was more than offset by higher working capital, primarily related to higher inventory to support a significant expansion in aircraft production.

Dividends received by Textron Manufacturing from Textron Finance have been eliminated from the consolidated operating cash flows, and net captive financing activities have been reclassified from investing cash flows, as discussed below.

Investing Cash Flows of Continuing Operations
	Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005
Consolidated	$(1,384)	$(769)
Textron Manufacturing	$(212)	$(207)
Textron Finance	$(1,463)	$(653)

The increase in investing outflows on a consolidated basis and at Textron Finance was primarily due to higher finance receivable originations, net of repayments, reflecting the growth in finance receivables. The consolidated

23.
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

cash flows include the reclassification of net captive financing activities to operating cash flows of $263 million and $88 million for the first nine months of 2006 and 2005, respectively.

Textron Manufacturing investing cash flows were relatively constant and primarily driven by capital expenditures of $216 million and $196 million for the first nine months of 2006 and 2005, respectively.

Financing Cash Flows of Continuing Operations
	Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005
Consolidated	$240	$(82)
Textron Manufacturing	$(1,077)	$(527)
Textron Finance	$1,237	$345

Consolidated financing cash flows increased as higher proceeds from debt, less principal payments, of $854 million at Textron Finance and higher proceeds of $73 million from employee stock ownership plans, were partially offset by $339 million in higher purchases of Textron common stock and a $280 million repayment of short-term debt by Textron Manufacturing. Textron Finance has increased its outstanding debt to fund asset growth.

Principal Payments on Long-Term Debt
In the first nine months of 2006 and 2005, Textron Manufacturing made principal payments of $15 million and $420 million, respectively. The principal payments in the first nine months of 2005 reflect the maturity of EUR 300 million in debt that was refinanced with EUR 300 million 3.875% notes that mature in March 2013. In the first nine months of 2006 and 2005, Textron Finance made principal payments of $790 million and $592 million, respectively.

Stock Repurchases and Proceeds from Stock Option Exercises
In the first nine months of 2006 and 2005, Textron repurchased 8,344,172 and 5,361,628 shares of common stock, respectively, under its Board authorized share repurchase programs for an aggregate cost of $729 million and $400 million, respectively. Proceeds from the exercise of stock options increased by $73 million to $153 million during the first nine months of 2006 as more options were exercised.

Dividends
On January 26, 2006, the Board of Directors authorized a $0.15 per share increase in Textron's annualized common stock dividend to $1.55 per share, representing a quarterly dividend per common share of $0.3875 for 2006 compared with $0.35 for 2005. Dividend payments to shareholders totaled $195 million and $189 million in the first nine months of 2006 and 2005, respectively.

Discontinued Operations Cash Flows

Investing cash flows from discontinued operations increased primarily due to cash proceeds of $610 million received upon the sale of the Fastening Systems business in the third quarter of 2006.

Capital Resources

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Finance may issue public debt securities in one or more offerings up to a total maximum offering of $4.0 billion. Under this registration statement, Textron Finance issued term debt of $1.4 billion and CAD 100 million during the first nine months of 2006. The proceeds of these issuances were used to fund receivable growth and repay short-term debt.

24.
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At September 30, 2006, Textron Finance had $252 million available under this registration statement. Textron Finance intends to file a new registration statement in the fourth quarter, which will allow the issuance of an unlimited amount of additional public debt securities.

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Manufacturing may issue public debt securities in one or more offerings up to a total maximum offering of $2.0 billion. At September 30, 2006, Textron Manufacturing had $1.6 billion available under this registration statement.

Off-Balance Sheet Arrangements

Textron Manufacturing enters into a forward contract in Textron common stock on an annual basis. The contract is intended to hedge the cash volatility of stock-based incentive compensation indexed to Textron common stock. The forward contract requires an annual cash settlement between the counter parties based upon a number of shares multiplied by the difference between the strike price and the prevailing Textron common stock price. A cash payment of approximately $12 million was received in January 2006 upon the settlement of the contract held at year-end. As of September 30, 2006, the contract was for approximately 1.5 million shares with a strike price of $77.62. The market price of Textron's common stock closed at $87.50 on September 29, 2006, resulting in a receivable of $14 million.

Textron Finance sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet and the proceeds received are used to reduce the recorded debt levels. Despite the reduction in the recorded balance sheet position, Textron Finance generally retains a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. Textron Finance utilizes these off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements are an important source of funding that provided net proceeds of $50 million and $208 million during the first nine months of 2006 and 2005, respectively. Textron Finance has used the proceeds from these arrangements to fund the origination of new finance receivables.

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

In connection with the sale of the Fastening Systems business in the third quarter of 2006, Textron guaranteed certain payments and performance of the buyer of the business. In accordance with the purchase and sale agreement, Textron is entitled to reimbursement by the buyer for payments made under these guarantees.

Textron has guaranteed payment on certain credit facilities and bank-issued letters of credit and guarantees of the Fastening Systems business where the total guarantee is capped at approximately $25 million, for which the buyer has provided a letter of credit of approximately $4 million as collateral. Since September 30, 2006, Textron has been released from $11 million of these capped guarantees. Textron has also guaranteed payment and performance on certain other credit facilities and leases of the Fastening Systems business totaling approximately $21 million, where Textron is also liable for unpaid interest, fees and other costs associated with claims that may arise from these guarantees.  While potential interest and fees are not capped, Textron has monitoring provisions which mitigate the exposure to these additional costs.  The buyer has provided a letter of credit of approximately $9 million as collateral on these guarantees.  Since September 30, 2006, Textron has been released from $2 million of these uncapped guarantees. An additional $9 million of these capped and uncapped guarantees are expected to be released in the fourth quarter of 2006. The estimated fair value of Textron’s exposure under all the guarantees associated with Fastening Systems is approximately $0.4 million.

As disclosed under the caption "Guarantees" in Note 18 to the Consolidated Financial Statements in Textron's 2005 Annual Report on Form 10-K, Textron has issued or is party to certain other guarantees. As of September 30, 2006, there have been no material changes to these other guarantees.

Recently Announced Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - An amendment of FASB Statements No. 133 and 140". This Statement requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation. SFAS No. 155 permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted for at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. This Statement also eliminates restrictions on a qualifying special purpose entity's ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain, a derivative financial instrument. Textron will adopt this Statement in the first quarter of 2007, and does not expect the adoption to have a material impact on Textron's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets - An amendment of FASB Statement No. 140". This Statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over, the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting. Textron does not utilize derivative instruments to hedge its servicing rights as of September 30, 2006. Textron will adopt this Statement in the first quarter of 2007, and will utilize the amortization method to subsequently measure its servicing rights. The adoption of this Statement is not expected to have a material impact on Textron's financial position or results of operations.

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

26.
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings. Textron is currently assessing the impact of this Interpretation on Textron's financial position and results of operations.

In July 2006, the FASB issued Staff Position No. 13-2 "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction". This Staff Position amends SFAS No. 13 "Accounting for Leases" and requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged lease. In accordance with this guidance, the difference between the revised calculation of earnings since lease inception and the actual amount of cumulative earnings recognized is recorded in income from continuing operations. Textron is required to adopt this guidance in the first quarter of 2007. Upon adoption, any change in the projected cash flows will be reported as an adjustment to retained earnings. The Internal Revenue Service (“IRS”) has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions within the Finance segment. These transactions, along with other transactions with similar characteristics, have an initial investment of approximately $209 million. Management believes the positions taken by the IRS are inconsistent with tax law in existence at the time the leases were originated and intends to vigorously defend Textron’s position. However, if the IRS were to prevail, the maximum potential adjustment to Textron’s retained earnings at the beginning of fiscal 2007 would be approximately $38 million. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS, which have been provided in deferred income taxes on the consolidated balance sheets.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007. Textron will adopt this Statement in the first quarter of 2008, and is currently evaluating the impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur, and report these changes in comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Textron will adopt this Statement as of December 30, 2006. The measurement date provisions will not impact Textron, as all of its plans have a measurement date of December 31 of the current fiscal year.

Textron has analyzed the impact that SFAS No. 158 would have had on its consolidated financial statements at December 31, 2005, had it been effective at that time. The impact would have reduced total assets by approximately $500 million, increased total liabilities by approximately $300 million and reduced shareholders' equity (increase in accumulated other comprehensive loss) by approximately $800 million, net of tax. In addition, Textron would have classified an additional $100 million of pension and postretirement benefit liabilities as current. These estimates may vary from the actual impact of implementing this Statement as the ultimate amounts recorded are dependant on a number of assumptions, including the discount rate at the end of 2006 and the actual rate of return on pension assets for 2006. Changes in these and other assumptions since our last measurement date could increase or decrease the expected impact of implementing this Statement at the end of 2006. The adoption of this Statement will not impact Textron’s results of operations or cash flows.

27.
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Foreign Exchange Risks

Textron's financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For the nine months ended September 30, 2006, the impact of foreign exchange rate changes from the corresponding period in 2005 decreased revenues by approximately $16 million and segment profit by $2 million.

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

There has been no significant change in Textron's exposure to market risk during the nine months ended September 30, 2006. For discussion of Textron's exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Textron's 2005 Annual Report on Form 10-K.

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

There were no changes in Textron's internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

29.

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

As previously reported in Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, two identical lawsuits, purporting to be class actions on behalf of Textron benefit plans and participants and beneficiaries of those plans during 2000 and 2001, were filed in 2002 in the United States District Court in Rhode Island against Textron, the Textron Savings Plan and the Plan's trustee. A consolidated amended complaint alleged breach of certain fiduciary duties under ERISA, based on the amount of Plan assets invested in Textron stock during 2000 and 2001. On March 1, 2006, the District Court entered summary judgment for Textron. On November 1, 2006, the First Circuit Court of Appeals dismissed plaintiffs' appeal, and the matter has been concluded.

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

30.
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

31.
PART II. OTHER INFORMATION (continued)

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

Approximately 18,000 of our employees are unionized, which represented approximately 46% of our employees at September 30, 2006. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. In addition, the presence of unions may limit our flexibility in responding to competitive pressures in the marketplace, which could have an adverse effect on our financial results of operations.

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

32.
PART II. OTHER INFORMATION (continued)

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

33.
PART II. OTHER INFORMATION (continued)

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

34.
PART II. OTHER INFORMATION (continued)

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Month 1 (July 2, 2006 - August 5, 2006)	360,700	$89.60	360,700	5,621,600
Month 2 (August 6, 2006 - September 2, 2006)	604,300	$88.06	604,300	5,017,300
Month 3 (September 3, 2006 - September 30, 2006)	399,500	$82.68	399,500	4,617,800
Total	1,364,500	$86.89	1,364,500

On January 26, 2006, Textron's Board approved a new share repurchase plan under which Textron is authorized to repurchase up to 12 million shares of common stock. The new plan has no expiration date.

35.
PART II. OTHER INFORMATION (continued)

Item 6.	EXHIBITS
	10.1	Description of Textron Spillover Pension Plan
	12.1	Computation of ratio of income to fixed charges of Textron Manufacturing
	12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	November 8, 2006	/s/R. L. Yates
R. L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

37.

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
10.1	Description of Textron Spillover Pension Plan
12.1	Computation of ratio of income to fixed charges of Textron Manufacturing
12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350