Form 10-K
period 2006-12-30
TEXTRON INC
filed 2007-02-21
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

Commission File Number 1-5480

Textron Inc.

(Exact name of registrant as specified in its charter)

Delaware	05-0315468
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Westminster Street, Providence, RI 02903

(401) 421-2800

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock – par value 12 1/2 ¢	New York Stock Exchange
Chicago Stock Exchange

$2.08 Cumulative Convertible Preferred Stock,	New York Stock Exchange
Series A – no par value

$1.40 Convertible Preferred Dividend Stock, Series B	New York Stock Exchange
(preferred only as to dividends) – no par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒. No ☐

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☒.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, July 1, 2006, was $11,658,757,618. The registrant has no non-voting common equity.

At February 10, 2007, 125,282,174 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Part III of this Report incorporates information from certain portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2007.

PART I

Item 1. Business of Textron

Textron Inc. is a global multi-industry company operating in 32 countries with approximately 40,000 employees. Our business was founded in 1923 and reincorporated in Delaware on July 31, 1967. Today, we leverage our global network of aircraft, industrial and finance businesses to provide customers with innovative solutions and services.

Business Segments

We operate in four business segments – Bell, Cessna, Industrial and Finance. Our business segments include operations that are unincorporated divisions of Textron Inc. or its subsidiaries and others that are separately incorporated subsidiaries. A description of the business of each of our business segments is set forth below. Financial information by business segment and geographic area appears in Note 20 of the consolidated financial statements on pages 72 through 74 of this Annual Report on Form 10-K.

Bell Segment

The Bell segment is comprised of Bell Helicopter and Textron Systems.

Bell Helicopter is one of the leading suppliers of helicopters, tiltrotor aircraft, and helicopter-related spare parts and services in the world. Bell Helicopter manufactures for both military and commercial applications. Revenues for Bell Helicopter accounted for approximately 20%, 21% and 19% of our total revenues in 2006, 2005 and 2004, respectively.

Bell Helicopter supplies advanced military helicopters and support (including spare parts, support equipment, technical data, trainers, pilot and maintenance training, component repairs, aircraft modifications, contractor maintenance and field and product support engineering services) to the U.S. Government and to military customers outside the U.S. Bell Helicopter is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company, the only supplier of military tiltrotor aircraft. Bell Helicopter is teamed with The Boeing Company to develop, produce and support the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. Through Production Lot 11, the U.S. Government has issued contracts for 113 production V-22 aircraft. The V-22 program calls for a total of 458 production units.

The U.S. Marine Corps H-1 program includes an advanced attack and a utility model helicopter, the AH-1Z and UH-1Y, respectively, both of which are designed to have 84% parts commonality between the two models. Through Low Rate Initial Production (“LRIP”) Lot 3, the U.S. Government has issued contracts for the production of 17 UH-1Y aircraft and six AH-1Z aircraft. The Lot 3 contract has a priced option for Lot 4 requirements consisting of nine UH-1Y and two AH-1Z additional aircraft. Phase II of the H-1 Operational Evaluation (“OPEVAL”) is scheduled to commence later in 2007; successful completion of OPEVAL is required prior to the Government authorizing full rate production. The H-1 program calls for a total of 280 production units.

Bell Helicopter currently is performing under a U.S. Government contract for System Development and Demonstration (“SDD”) of the Armed Reconnaissance Helicopter (“ARH”). This contract requires the production of four SDD aircraft and includes priced options for LRIP Lot 1 (6-12 aircraft) and Lot 2 (18-36 aircraft). The ARH program calls for a total of 368 production units.

Bell Helicopter also is a leading supplier of commercially certified helicopters to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue and emergency medical helicopter operators.

Bell Helicopter is a member of Bell/Agusta Aerospace Company LLC (“AWB LLC”), a joint venture with Agusta S.p.A. and two of its affiliated companies (collectively, “Agusta”), a leading helicopter manufacturer based in Italy, for the design, manufacture, sale and customer support of the revolutionary civil tiltrotor aircraft, the Model BA609.

In 2004, Bell Helicopter formed AgustaWestlandBell LLC with AgustaWestland North America Inc. for the joint design, development, manufacture, sale, customer training and product support of the VH-71 “Presidential” helicopter, and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government. AWB LLC currently is performing under a SDD subcontract to Lockheed Martin to design, develop, manufacture and support VH-71 helicopters for the U.S. Marine Corps Helicopter Squadron HMX.

Bell’s helicopter business competes against a number of competitors based in the U.S. and other countries, and its spare parts business competes against numerous competitors around the world. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

Textron Systems is a primary supplier to the defense, aerospace and general aviation markets. Its principal strategy is to address the emphasis being placed by the U.S. Department of Defense on network centric warfare and the leveraging of advances in information technology by focusing on the development and production of networked sensors, weapons and the associated algorithms and software. Textron Systems manufactures “smart” weapons, airborne and ground-based surveillance systems, aircraft landing systems, hovercraft, search and rescue vessels, armored vehicles and turrets, reciprocating piston aircraft engines, and aircraft and missile control actuators, valves and related components. Textron Systems is involved in supplying the U.S. Air Force with some of its premier smart weapons as prime contractor for the Sensor Fuzed Weapon and is a subcontractor to The Boeing Company for tail actuation systems on the Joint Direct Attack Munition and the next generation Small Diameter Bomb. Textron Systems is a tier one supplier of unattended ground sensors and intelligent munitions systems for the U.S. Army’s Future Combat System. In December 2006, Textron Systems acquired Overwatch Systems, a leading supplier of networking, situational awareness and intelligence analysis software. While Textron Systems sells most of its products directly to U.S. customers, it also sells an increasing number of products in more than 25 other countries through a growing, global network of sales representatives and distributors.

Actuation products for the aerospace, defense and industrial markets are sold under trade names of HR Textron and APCO. Specialty marine, land vehicle and turret products are sold under the trade names of Textron Marine & Land Systems and Cadillac Gage. The recognized need for armored vehicles for secure transport of U.S. and other armed forces has resulted in increased demand for the highly protected and cost-effective vehicles offered by Textron Marine & Land Systems. Weapons, surveillance and landing systems are sold under the Textron Defense Systems name. Reciprocating piston aircraft engines are sold under the Lycoming name directly to general aviation airframe manufacturers and in the aftermarket through domestic and international distributors. Lycoming also is the exclusive supplier of engines for Cessna’s product line of new single engine aircraft.

Textron Systems competes against a number of competitors in the U.S. and other countries on the basis of technology, performance, price, quality and reliability, product support, installed base and reputation.

Cessna Segment

Based on unit sales, Cessna Aircraft Company is the world’s largest manufacturer of general aviation aircraft. Cessna currently has four major product lines: Citation business jets, single engine turboprop Caravans, Cessna single engine piston aircraft and aftermarket parts and services. Revenues in the Cessna segment accounted for approximately 36%, 35% and 30% of our total revenues in 2006, 2005 and 2004, respectively.

The family of business jets currently produced by Cessna includes the Mustang, Citation CJ1+, Citation CJ2+, Citation CJ3, Citation Encore+, Citation XLS, Citation Sovereign and Citation X. The Citation X is the world’s fastest business jet with a maximum operating speed of Mach ..92. First customer deliveries of the Citation CJ2+, an upgrade to the CJ2, commenced in April 2006. First deliveries of the Encore+, an upgrade of the Citation Encore, are scheduled to commence in 2007. The Citation Bravo has been discontinued with the last delivery in December 2006.

The Cessna Caravan is the world’s best selling utility turboprop. Caravans are offered in three models: the Grand Caravan, the Super Cargomaster and the Caravan 675. Caravans are used in the U.S. primarily for overnight express package shipments and for personal transportation. International uses of Caravans include humanitarian flights, tourism and freight transport.

Cessna now has six models in its single engine piston product line: the four-place 172 Skyhawk and 172 Skyhawk SP, 182 Skylane and Turbo 182 Skylane, and the six-place 206 Stationair and T206 Turbo Stationair.

The Citation family of aircraft currently is supported by a total of 10 Citation Service Centers owned and operated by Cessna, along with authorized independent service stations and centers in more than 18 countries throughout the world. The Wichita Citation Service Center is the world’s largest general aviation maintenance facility. The Cessna-owned Service Centers provide customers with 24-hour service and maintenance. Cessna also provides 24-hour spare parts support for Citation aircraft. Cessna Caravan and single engine piston customers receive product support through independently owned service stations and 24-hour spare parts support through Cessna. Cessna markets its products worldwide primarily through its own sales force, as well as through a network of authorized independent sales representatives, depending upon the product line. Cessna has several competitors in various market segments. Cessna’s aircraft compete with other aircraft that vary in size, speed, range, capacity, handling characteristics and price.

Cessna operates a business jet fractional ownership business through a joint venture called CitationShares. Cessna’s current ownership interest in CitationShares is 86%. This business offers shares of Citation aircraft for operation throughout the contiguous U.S. and in Canada, Mexico, Central America, the Caribbean and Bermuda. CitationShares also has a limited advance purchase jet aircraft charter product called the Vector Jetcard.

Industrial Segment

The Industrial segment is comprised of our E-Z-GO, Jacobsen, Kautex, Greenlee and Fluid & Power businesses.

E-Z-GO designs, manufactures and sells golf cars and off-road utility vehicles powered by electric and internal combustion engines under the E-Z-GO name, as well as multipurpose utility vehicles under the E-Z-GO and Cushman brand names. E-Z-GO’s commercial customers consist primarily of golf courses, resort communities and municipalities, as well as commercial and industrial users such as airports and factories. E-Z-GO’s off-road utility vehicles and golf cars also are sold in the consumer market. Sales are made through a network of distributors and directly to end users. E-Z-GO has two major competitors for golf cars and several other competitors for utility vehicles. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

Jacobsen designs, manufactures and sells professional turf maintenance equipment and specialized turf care vehicles. Major brand names include Ransomes, Jacobsen and Cushman. Jacobsen’s commercial customers consist primarily of golf courses, resort communities, sporting venues and municipalities. Sales are made through a network of distributors and directly to end users. Jacobsen has two major competitors for professional turf maintenance equipment and several other competitors for specialized turf care. Competition is based primarily on price, quality, product support, performance, reliability and reputation.

Kautex, headquartered in Bonn, Germany, is a leading global manufacturer of blow-molded fuel systems and other blow-molded parts for automobile original equipment manufacturers and, to a lesser extent, other industrial customers. Revenues of Kautex accounted for approximately 13%, 15% and 19% of our total revenues in 2006, 2005 and 2004, respectively. Kautex operates plants near its major customers all around the world. Kautex also is a leading supplier of windshield and headlamp washer systems in the original equipment automobile market. In North America, Kautex produces metal fuel fillers and engine camshafts for the automotive market. In Germany, Kautex produces plastic containers for household and industrial uses. Kautex has a number of competitors worldwide, some of whom are owned by the automotive original equipment manufacturers that compose Kautex’s targeted customer base. Competition typically is based on a number of factors, including price, quality, reputation, prior experience and available manufacturing capacity.

Greenlee consists of Greenlee and Klauke. These companies manufacture powered equipment, electrical test and measurement instruments, hand and hydraulic powered tools, and electrical and fiber optic connectors under the Greenlee, Fairmont, Klauke, Progressive and Tempo brand names. The products principally are used in the electrical construction and maintenance, telecommunications and plumbing industries. Greenlee distributes its products through a global network of sales representatives and distributors, and sells its products directly to home improvement retailers and original equipment manufacturers. Rothenberger L.L.C., a 50-50 joint venture between Greenlee Plumbing Inc. and Rothenberger USA, Inc., a subsidiary of Rothenberger AG, sells hand and powered tools for the plumbing and mechanical industries in North America. The Greenlee businesses face competition from numerous manufacturers based primarily on price, quality, performance, reliability, delivery and reputation.

Fluid & Power consists of four product lines: Gear Technologies, Union Pump, Polymer Systems and Hydraulics. Gear Technologies designs and manufactures industrial gears, mechanical transmission systems, worm gear speed reducers, screwjacks, gear motors and gear sets under the David Brown, Benzlers, Cone Drive and Radicon brand names, primarily for the defense, industrial and mining industries. Union Pump designs and manufactures industrial pumps for the oil, gas, petrochemical and desalinization industries under the Union brands. Polymer Systems designs and manufactures industrial pumps, extrusion equipment and screen changers for the polymer industry under the Maag brand name. Hydraulics designs, manufactures and sells hydraulic pumps, valves, pilot controls and power takeoffs under the David Brown, Hydreco and Powauto brands. These products are sold to a variety of customers, including original equipment manufacturers, governments, distributors and end users. Fluid & Power faces competition from other manufacturers based primarily on price, quality, product support, performance, reliability, delivery and reputation.

Finance Segment

Our Finance segment consists of Textron Financial Corporation and its subsidiaries. Textron Financial Corporation is a diversified commercial finance company with core operations in six markets:

•                  Asset-Based Lending provides asset-based loans to middle-market companies in several industries, and provides factoring arrangements primarily for freight companies;

•                  Aviation Finance provides financing for new and used Cessna business jets, single engine turboprops, piston-engine airplanes, Bell helicopters and other general aviation aircraft;

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

Textron Financial Corporation’s financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial Corporation’s services are offered primarily in North America. However, Textron Financial Corporation finances certain Textron products worldwide, principally Bell helicopters and Cessna aircraft. Textron Financial Corporation also finances many of the sales at E-Z-GO and Jacobsen.

In 2006, 2005 and 2004, Textron Financial Corporation paid Textron $1.0 billion, $0.8 billion and $0.9 billion, respectively, related to the sale of Textron-manufactured products that were financed by Textron Financial Corporation. Textron also received proceeds in those years of $63 million, $41 million and $77 million, respectively, from the sale of equipment from its manufacturing operations to Textron Financial Corporation for use under operating lease agreements.

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

Textron Financial Corporation’s largest business risk is the collectibility of its finance receivable portfolio. See “Finance Portfolio Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 20 and 21 for a detailed discussion of the credit quality of this portfolio.

Backlog

U.S. Government backlog was $3.5 billion and $3.3 billion at the end of 2006 and 2005, respectively, including backlog at Bell Helicopter of $2.4 billion in 2006 and $2.2 billion in 2005. Approximately 96% of the 2006 backlog was funded at December 30, 2006. Unfunded backlog represents the award value of U.S. Government contracts received, generally related to cost-plus type contracts, in excess of the funding formally appropriated by the U.S. Government. The U.S. Government is obligated only up to the funded amount of the contract. Additional funding is appropriated as the contract progresses.

Commercial backlog from unaffiliated customers was $9.8 billion and $7.4 billion in 2006 and 2005, respectively, including backlog at Cessna of $8.5 billion in 2006 and $6.3 billion in 2005. A significant portion of Cessna’s backlog represents orders from a major fractional jet customer. Orders from this fractional aircraft operator are included in backlog when the customer enters into a definitive master agreement and has established preliminary delivery dates for the aircraft. Preliminary delivery dates are subject to change through amendment to the master agreement. Final delivery dates are established approximately 12 to 18 months prior to delivery. Orders from other customers are included in backlog upon the customer entering into a definitive purchase order and receipt of required deposits.

The 2006 year-end backlog with the major fractional jet customer was approximately $1.4 billion. The remaining $7.1 billion of Cessna’s backlog at the end of 2006 is with other commercial customers covering a wide spectrum of industries. This backlog includes $1.0 billion in orders for the new Citation CJ4 aircraft with the first customer deliveries in 2010.

Approximately 50% of our total backlog of $13.4 billion at December 30, 2006 represents orders which are not expected to be filled within our 2007 fiscal year.

U.S. Government Contracts

In 2006, approximately 19% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of congressional appropriations, world events, and the size and timing of programs in which we may participate.

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

Research and Development

Information regarding our research and development expenditures is contained in Note 16 to the consolidated financial statements on pages 68 and 69 of this Annual Report on Form 10-K.

Patents and Trademarks

We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents have been of value in the past and are expected to be of value in the future. However, the loss of any single patent or group of patents would not, in our opinion, materially affect the conduct of our business. We also own or license trademarks, trade names and service marks that are important to our business. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including: 429; AB Benzlers; AH-1Z; APCO; BA609; Bell/Agusta Aerospace Company, LLC; Bell Helicopter; Bravo; Cadillac Gage; Caravan; Cessna; Citation; CitationShares; Citation X; CJ1; CJ1+;CJ2; CJ2+;CJ3; Cone Drive; Cushman; David Brown; Excel; E-Z-GO; Fairmont; Gear Technologies; 429 Global Ranger; Global Technology Center; Grand Caravan; Greenlee; H-1; HR Textron; Huey II; Hydraulics; Hydreco; Jacobsen; Kautex; Kiowa Warrior; Klauke Progressive; 429 Light Twin; Lycoming; Maag; McCauley; Modular Affordable Product Lines; Mustang; Overwatch Systems; Polymer Systems; Powauto; Power Advantage; ProParts; Quick Draw Loan; Radicon; Ransomes; Rothenberger LLC; Sensor Fuzed Weapon; Sovereign; Skyhawk; Skyhawk SP; Skylane; ST 4X4; Stationair; Super Cargomaster; Tempo; Textron; Textron Business Systems; Textron Financial Corporation; Textron Fluid & Power; Textron Marine & Land Systems; Textron Six Sigma; Textron Systems; UH-1Y; Union Pump; US Helicopter; V-22 Osprey; Vector; Vector Jetcard; and XLS. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

Environmental Considerations

Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental control facilities have not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 15 to the consolidated financial statements on page 68 of this Annual Report on Form 10-K.

Employees

At December 30, 2006, we had approximately 40,000 employees.

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

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we believe currently are the most significant, although additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition and results of operations, perhaps materially.

We may be unable to effectively mitigate pricing pressures.

In some markets, particularly where we deliver component products and services to original equipment manufacturers, we face ongoing customer demands for price reductions, which sometimes are contractually obligated. In some cases, we are able to offset these reductions through technological advances or by lowering our cost base through improved operating and supply chain efficiencies. However, if we are unable to effectively mitigate future pricing pressures, our financial results of operations could be adversely affected.

Delays in aircraft delivery schedules or cancellation of orders may adversely affect our financial results.

Aircraft customers, including sellers of fractional share interests, may respond to weak economic conditions by delaying delivery of orders or canceling orders. Weakness in the economy also may result in fewer hours flown on existing aircraft and, consequently, lower demand for spare parts and maintenance. Weak economic conditions also may cause reduced demand for used business jets or helicopters. We may accept used aircraft on trade-in that would be subject to fluctuations in the fair market value of the aircraft while in inventory. Reduced demand for new and used aircraft, spare parts and maintenance can have an adverse effect on our financial results of operations.

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

During 2006, we derived approximately 19% of our revenues from sales to a variety of U.S. Government entities. Our ability to compete successfully for and retain this business is highly dependent on technical excellence, management proficiency, strategic alliances, cost-effective performance, and the ability to recruit and retain key personnel. U.S. Government programs are subject to uncertain future funding levels, which can result in the extension or termination of programs. Our business also is highly sensitive to changes in national and international priorities and U.S. Government budgets.

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

Contract and program accounting require judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs include expected increases in wages and prices for materials. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees also are used in estimating sales and profit rates based on actual and anticipated awards.

Because of the significance of the estimates described above, it is likely that different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future financial results of operations.

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur, and, consequently, any costs in excess of the fixed price are absorbed by us. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursement contracts, which are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and results of operations could be adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural disasters and national emergencies that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase components and raw materials and information technology and other services from numerous suppliers, and even if our facilities are not directly affected by such events, we could be affected by interruptions at such suppliers. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations.

Our business could be adversely affected by strikes or work stoppages and other labor issues.

Approximately 18,000 of our employees are unionized, which represented approximately 45% of our employees at December 30, 2006. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. In addition, the presence of unions may limit our flexibility in responding to competitive pressures in the marketplace, which could have an adverse effect on our financial results of operations.

In addition to our workforce, the workforces of many of our customers and suppliers are represented by labor unions. Work stoppages or strikes at the plants of our key customers could result in delayed or canceled orders for our products. Work stoppages and strikes at the plants of our key suppliers could disrupt our manufacturing processes. Any of these results could adversely affect our financial results of operations.

Our Finance borrowing group’s business is dependent on its continuing access to the capital markets.

Our financings are conducted through two borrowing groups: Finance and Manufacturing. Our Finance group consists of Textron Financial Corporation and its subsidiaries, which are the entities through which we operate in the Finance segment. Our Finance group relies on its access to the capital markets to fund asset growth, fund operations, and meet debt obligations and other commitments. This group raises funds through commercial paper borrowings, issuances of medium-term notes and other term debt securities, and syndication and securitization of receivables. Additional liquidity is provided to our Finance group through bank lines of credit. Much of the capital markets funding is made possible by the maintenance of credit ratings that are acceptable to investors. If the credit ratings of our Finance group were to be lowered, it might face higher borrowing costs, a disruption of its access to the capital markets or both. Our Finance group also could lose access to financing for other reasons, such as a general disruption of the capital markets. Any disruption of our Finance group’s access to the capital markets could adversely affect its business and our profitability.

If our Finance group is unable to maintain portfolio credit quality, our financial performance could be adversely affected.

A key determinant of financial performance of our Finance group will be its ability to maintain the quality of loans, leases and other credit products in its finance asset portfolios. Portfolio quality may adversely be affected by several factors, including finance receivable underwriting procedures, collateral quality, geographic or industry concentrations or general economic downturns. Any inability by our Finance group to successfully collect its finance receivable portfolio and to resolve problem accounts may adversely affect our cash flow, profitability and financial condition.

We are subject to legal proceedings and other claims.

We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to private sector transactions; government contracts; compliance with applicable laws and regulations; production partners; product liability; employment; and environmental, safety and health matters. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our being suspended or debarred from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations. However, litigation is inherently unpredictable, and we could incur judgments or enter into settlements for current or future claims that could adversely affect our financial position or our results of operations in any particular period.

The levels of our reserves are subject to many uncertainties and may not be adequate to cover writedowns or losses.

In addition to reserves at our Finance group, we establish reserves in our Manufacturing group to cover uncollectible accounts receivable, excess or obsolete inventory, fair market value writedowns on used aircraft and golf cars, recall campaigns, warranty costs and litigation. These reserves are subject to adjustment from time to time depending on actual experience and are subject to many uncertainties, including bankruptcy or other financial problems at key customers.

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

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in both the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or in tax laws, which could affect our profitability. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, the amount of income taxes we pay is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect our profitability.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

On December 30, 2006, we operated a total of 77 plants located throughout the U.S. and 60 plants outside the U.S. Of the total of 137 plants, we owned 69, and the balance were leased. In the aggregate, the total manufacturing space was approximately 22.9 million square feet.

We also own or lease offices, warehouse and other space at various locations. We consider the productive capacity of the plants operated by each of our business segments to be adequate. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.

Item 3. Legal Proceedings

Two identical lawsuits purporting to be class actions were filed in 2002 in the United States District Court in Rhode Island against Textron and certain present and former officers of Textron and Bell Helicopter by Textron shareholders suing on their own behalf and on behalf of a purported class of Textron shareholders. A consolidated amended complaint alleged that the defendants failed to make certain accounting adjustments in response to alleged problems with Bell Helicopter’s V-22 and H-1 programs and that the company failed to timely write down certain assets of its OmniQuip unit. The complaint sought unspecified compensatory damages. On June 15, 2004, the District Court ruled that the plaintiffs could not maintain the claims that were based on allegations relating to the H-1 program or to OmniQuip and also ruled that all claims against one of the individual defendants should be dismissed. The District Court certified the class of shareholders on May 11, 2005. All claims in the litigation were subsequently settled for a cash amount that was paid by Textron’s insurer. The settlement received final approval of the District Court on December 13, 2006, and the matter has been concluded.

We are subject to actual and threatened legal proceedings arising out of the conduct of our business. These proceedings include claims arising from private transactions, government contracts, product liability, employment, and environmental, safety and health matters. Some of these legal proceedings seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, we believe that these legal proceedings will not have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the last quarter of the period covered by this Annual Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 22, 2007. All of our executive officers are members of our Management Committee and Transformation Leadership Team.

Name	Age	Current Position with Textron Inc.

Lewis B. Campbell	60	Chairman, President and Chief Executive Officer; Director
Kenneth C. Bohlen	54	Executive Vice President and Chief Innovation Officer
John D. Butler	59	Executive Vice President Administration and Chief Human Resources Officer
Ted R. French	52	Executive Vice President and Chief Financial Officer
Mary L. Howell	54	Executive Vice President Government, Strategy Development and International, Communications and Investor Relations
Terrence O’Donnell	62	Executive Vice President and General Counsel

Mr. Campbell joined Textron in September 1992 as Executive Vice President and Chief Operating Officer. He was named Chief Executive Officer in July 1998 and appointed Chairman of our Board of Directors in February 1999. Mr. Campbell served as President and Chief Operating Officer from January 1994 to July 1998 and reassumed the position of President in September 2001. Mr. Campbell has been a Director of Textron since January 1994 and is Chairman of our International Advisory Council.

Mr. Bohlen joined Textron in November 1999 as Senior Vice President and Chief Information Officer and became Executive Vice President and Chief Innovation Officer in April 2000.

Mr. Butler joined Textron in July 1997 as Executive Vice President and Chief Human Resources Officer and became Executive Vice President Administration and Chief Human Resources Officer in January 1999.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange. Our stock also is traded on the Chicago Stock Exchange. At December 30, 2006, there were approximately 16,000 holders of Textron common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2006			2005
			Dividends			Dividends
	High	Low	per Share	High	Low	per Share
First quarter	$94.40	$75.76	$0.3875	$80.05	$68.61	$0.350
Second quarter	98.10	82.51	0.3875	78.30	71.11	0.350
Third quarter	93.13	81.10	0.3875	78.80	65.85	0.350
Fourth quarter	98.38	88.19	0.3875	80.00	69.00	0.350

Issuer Repurchases of Equity Securities

		Average	Total Number	Maximum
	Total	Price Paid	of Shares	Number of
	Number of	per Share	Purchased as	Shares That May
	Shares	(excluding	Part of Publicly	Be Purchased
Fourth Quarter	Purchased	commissions)	Announced Plan*	under the Plan*
Month 1 (October 1, 2006 – November 4, 2006)	—	—	—	4,617,800
Month 2 (November 5, 2006 – December 2, 2006)	—	—	—	4,617,800
Month 3 (December 3, 2006 – December 30, 2006)	230,000	$94.46	230,000	4,387,800
Total	230,000	$94.46	230,000

*      These shares were purchased pursuant to a plan authorizing the repurchase of up to 12 million shares of Textron common stock that was announced on January 26, 2006 and has no expiration date.

Stock Performance Graph

Set forth below is a stock performance graph which shows the change in market value of $100 invested on December 31, 2001 in our common stock, Standard & Poor’s 500 Stock Index and a peer group index. The cumulative total shareholder return assumes dividends are reinvested. We are a global, multi-industry company with manufacturing and finance operations primarily in North America and Europe. Our principal markets are in four business segments — Bell, Cessna, Industrial and Finance. Our peer group consists of 17 companies in comparable industries in the following Standard & Poor’s 500 price index industry groups: aerospace/defense — The Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation and Northrop Grumman Corporation; auto parts and equipment — ITT Industries, Inc.; defense electronics — Raytheon Company; diversified machinery — Dover Corporation; diversified manufacturing — Crane Co., Honeywell International, Inc., Illinois Tool Works Inc., Johnson Controls Inc., Tyco International LTD. and United Technologies Corporation; electrical equipment — Rockwell International Company; specialized manufacturing — Millipore Corporation, Pall Corp. and Parker Hannifin Corp. The companies in the indices are weighted by market capitalization.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2001	2002	2003	2004	2005	2006
Textron Inc.	$100.00	$106.82	$146.55	$193.69	$205.78	$255.05
S&P 500	$100.00	$70.95	$93.52	$111.38	$119.17	$143.40
Peer group	$100.00	$77.90	$100.25	$111.15	$116.61	$135.03

Item 6. Selected Financial Data

(Dollars in millions, except per share amounts and where otherwise noted)	2006	2005	2004	2003	2002
Revenues
Bell	$3,408	$2,881	$2,254	$2,348	$2,235
Cessna	4,156	3,480	2,473	2,299	3,175
Industrial	3,128	3,054	3,046	2,836	2,627
Finance	798	628	545	572	584
Total revenues	$11,490	$10,043	$8,318	$8,055	$8,621
Segment profit
Bell	$249	$368	$250	$234	$169
Cessna	645	457	267	199	376
Industrial	163	150	194	150	169
Finance	210	171	139	122	118
Total segment profit	1,267	1,146	850	705	832
Special charges	—	(118)	(59)	(77)	(109)
Gain on sale of businesses	—	—	—	15	25
Corporate expenses and other, net	(202)	(199)	(157)	(123)	(119)
Interest expense, net	(90)	(90)	(94)	(96)	(105)
Income taxes	(269)	(223)	(165)	(109)	(157)
Distributions on preferred securities, net of income taxes	—	—	—	(13)	(26)
Income from continuing operations*	$706	$516	$375	$302	$341
Per share of common stock
Income from continuing operations – basic*	$5.53	$3.86	$2.73	$2.22	$2.46
Income from continuing operations – diluted*	$5.43	$3.78	$2.68	$2.20	$2.43
Dividends declared	$1.55	$1.40	$1.33	$1.30	$1.30
Book value at year-end	$21.03	$25.10	$26.91	$26.81	$24.87
Common stock price: High	$98.38	$80.05	$74.63	$57.70	$53.17
Low	$75.76	$65.85	$50.84	$26.85	$32.49
Year-end	$93.77	$76.98	$73.80	$57.19	$42.16
Common shares outstanding (In thousands)
Basic average	127,549	133,531	137,337	135,875	138,745
Diluted average**	130,222	136,446	140,169	137,217	140,252
Year-end	125,596	130,185	135,373	137,238	136,500
Financial position
Total assets	$17,550	$16,499	$15,875	$15,171	$15,692
Debt:
Manufacturing group	$1,800	$1,934	$1,770	$2,008	$1,681
Finance group	$6,862	$5,420	$4,783	$4,407	$4,840
Mandatorily redeemable preferred securities trusts:
Manufacturing group	$—	$—	$—	$—	$485
Finance group	$—	$—	$—	$26	$27
Shareholders’ equity	$2,649	$3,276	$3,652	$3,690	$3,406
Manufacturing group debt-to-capital (net of cash)	29%	26%	25%	30%	36%
Manufacturing group debt-to-capital	40%	37%	33%	35%	39%
Investment data
Capital expenditures, including capital leases	$447	$380	$294	$289	$272
Depreciation	$271	$284	$265	$260	$259
Research and development	$786	$692	$574	$573	$575
Other data
Number of employees at year-end	40,000	37,000	34,000	31,000	36,000
Number of common shareholders at year-end	16,000	17,000	18,000	19,000	20,000

*	Income from continuing operations is before the cumulative effect of a change in accounting principle in 2002.

**	Diluted average common shares outstanding assumes full conversion of outstanding preferred stock and exercise of stock options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview and Outlook

We had a strong year in 2006 with many notable accomplishments across the enterprise. From a financial perspective, revenues, earnings and operating cash flows from continuing operations were all up significantly, despite the challenges at Bell with the H-1 upgrade and Armed Reconnaissance Helicopter (“ARH”) programs. From a portfolio perspective, we completed several strategic actions to strengthen our product mix.

Our continued focus on the generation and support of organic growth through strong investments in engineering, research and development and capacity expansion were evident across the enterprise. For example, at Bell Helicopter, our reinvigorated commercial line contributed to a 30% increase in commercial deliveries in 2006 and we are optimistic about continued helicopter growth, in large part, due to the market’s enthusiasm for our recently introduced 429 model.

New products at Cessna also are generating extraordinary customer interest and expanding the scope of our market. This year we introduced two additions to our line of Citation jets, the XLS+ and the CJ4. We also were the first to certify and deliver a jet, the Mustang, in the new entry-level jet category. For the year, we booked 496 new jet orders, which demonstrates the strength of our product line and the market in general.

Some of the more notable financial highlights for 2006 include:

Revenues increased 14% to $11.5 billon in 2006, primarily driven by growth in our aerospace, defense and finance businesses. Our organic growth rate, which excludes the effects of acquisitions and dispositions, was 15%.

Earnings per share from continuing operations increased 44% to $5.43. The combination of higher revenues and our ongoing cost-containment and operational efficiency initiatives, along with a decrease in the average of diluted common shares outstanding, translated into a growth rate more than triple our revenue growth rate.

Operating cash flows from our Manufacturing businesses increased by 25% to $1.1 billion. With our strong operating cash flows and solid balance sheet, we were able to make strategic business acquisitions and return value to our shareholders as follows:

•       We repurchased 8.6 million shares of our common stock for $751 million.

•       We increased our dividend by $0.15 per share to $1.55 per share, resulting in total dividend payments of $244 million.

•       We added two companies, Innovative Survivability Technologies and Overwatch Systems, to our defense business for $338 million.

•       We acquired a distribution finance business from Electrolux in our Finance segment for $164 million.

Commercial backlog increased 32% to $9.8 billion, primarily related to Cessna. In addition, our U.S. Government backlog increased 6% to $3.5 billion, primarily in the Bell segment.

We received $644 million in proceeds related to the disposition of non-core manufacturing businesses. These dispositions include the sale of our Fastening Systems business and Jacobsen’s commercial grounds care business.

Revenues	Earnings per Share*	Manufacturing Cash Provided by Operating Activities*

*                    Diluted earnings per share and Manufacturing cash provided by operating activities are for continuing operations only.

Outlook

Looking ahead, we expect 2007 revenues in excess of $12 billion, with growth led by our aerospace and defense businesses. We expect strong growth in business jet deliveries as we deliver against our record backlog and respond to increasing global demand. We also are preparing to deliver more commercial helicopters in 2007 as we execute against backlog in this market. Our defense businesses are expected to remain strong as we continue to support the U.S. Government’s efforts in Iraq and elsewhere. We expect segment profit to increase reflecting improvements in each of the manufacturing segments.

Consolidated Results of Operations

Revenues

In 2006, our revenues increased $1.5 billion primarily due to higher manufacturing sales volume of $1.0 billion, higher pricing of $274 million and higher revenues in the Finance segment of $170 million. In 2005, revenues increased $1.7 billion primarily due to higher manufacturing sales volume of $1.3 billion, higher pricing of $159 million, additional revenues of $115 million from acquisitions and higher revenues in the Finance segment of $83 million.

Segment Profit

In 2006, our segment profit increased $121 million primarily due to higher pricing of $274 million, higher sales volume of $198 million, improved cost performance of $54 million in the Industrial segment, favorable warranty performance at Cessna of $39 million and higher profit in the Finance segment of $39 million. These increases were partially offset by inflation of $272 million, higher spending for engineering and new product development of $74 million, higher overhead of $55 million in Bell’s commercial business and increased charges related to the H-1 Low Rate Initial Production (“LRIP”) contracts of $68 million. In 2005, segment profit increased $296 million primarily due to higher sales volume of $319 million, higher pricing of $159 million and higher profit in the Finance segment of $26 million. These increases were partially offset by inflation of $227 million.

Special Charges

Special charges totaled $118 million for 2005 and included $112 million in charges related to the 2001 disposition of the Automotive Trim business (“Trim”) and $6 million in restructuring expense in the Industrial segment. In 2004, special charges totaled $59 million and included $71 million in restructuring expense principally in the Industrial segment, partially offset by a $12 million gain on the sale of common stock acquired in connection with the Trim disposition.

In connection with the disposition of Trim to subsidiaries of Collins & Aikman Corporation (“C&A”), we acquired preferred stock in C&A Products Co. (“C&A Products”) and C&A common stock. In the first quarter of 2005, we recorded a $52 million impairment charge to write down the preferred stock based on an agreement to sell the stock to a third party. In the second quarter of 2005, based on C&A Products’ filing for Chapter 11 bankruptcy protection and relevant market considerations, we wrote off the remaining book value of the preferred stock of $39 million.

In connection with the Trim disposition, our Finance group has recourse to our Manufacturing group for equipment leases with the subsidiaries of C&A. The outstanding balance on these leases totaled approximately $61 million at December 30, 2006. Based on uncertainties related to these leases, our Manufacturing group recorded a $10 million reserve to special charges in the fourth quarter of 2005.

Certain other operating leases were transferred and assigned to subsidiaries of C&A upon the sale of Trim. As discussed in Note 17 to the consolidated financial statements, we guaranteed C&A’s payments under these operating leases and for an environmental matter. In the fourth quarter of 2005, based on C&A’s failure to pay certain leases, as well as the negotiations entered into at the time for the sale of C&A’s European operations, we recorded an $11 million charge to special charges to cover our exposure under these leases, along with certain environmental and workers’ compensation matters.

We substantially completed our company-wide restructuring program at the end of 2005. See Note 14 to the consolidated financial statements for more information about this program. In 2005, we recorded $6 million in restructuring expense under the program for severance and other associated costs. In 2004, we recorded $71 million in restructuring expense under the program with $37 million in contract termination costs, $28 million in severance costs and $6 million in other associated costs. We have approximately $30 million in restructuring reserves remaining at the end of 2006 primarily related to contract termination costs for one lease in the Industrial segment which will be paid out over the next 13 years.

Corporate Expenses and Other, net

Corporate expenses and other, net increased $3 million in 2006 principally due to $7 million of higher share-based compensation expense and $4 million of higher incentive compensation, partially offset by $8 million of lower expenses related to corporate initiatives.

Corporate expenses and other, net increased $42 million in 2005, principally due to $16 million for higher compensation and pension costs, $9 million for corporate initiatives and $7 million for the corporate portion of share-based compensation expense recorded upon the adoption of a new accounting standard.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Valuation allowance on contingent receipts	—	2.1	—
State income taxes	2.3	0.9	1.3
Special foreign dividend	—	0.1	2.1
Favorable tax settlements	(2.4)	—	—
Canadian dollar functional currency	(1.2)	—	—
Foreign tax rate differential	(2.7)	(5.0)	(4.8)
Export sales benefit	(0.8)	(1.1)	(1.0)
Other, net	(2.6)	(1.8)	(2.0)
Effective income tax rate	27.6%	30.2%	30.6%

Discontinued Operations

Discontinued operations reflect after-tax results of Fastening Systems, InteSys, OmniQuip and the Small Business Direct financing business, all of which have been sold. See Note 2 to the consolidated financial statements for additional discussion of these divestiture activities.

Operating results of these discontinued businesses, primarily related to Fastening Systems, are as follows:

(In millions)	2006	2005	2004
Revenue	$1,101	$1,936	$1,994
(Loss) income from discontinued operations before special charges	(94)	(388)	72
Special charges	—	(11)	(91)
Loss from discontinued operations	(94)	(399)	(19)
Income tax (expense) benefit	(11)	40	9
Operating loss from discontinued operations, net of income taxes	(105)	(359)	(10)
Gain on disposal, net of income taxes	—	46	—
Loss from discontinued operations, net of income taxes	$(105)	$(313)	$(10)

In 2005, the loss from discontinued operations includes a $335 million goodwill impairment charge related to our Fastening Systems business. In addition, we recorded an after-tax charge of approximately $52 million in the fourth quarter of 2005, which included $37 million related to previously deferred foreign currency translation losses and $7 million in curtailment losses for employee retirement plans. After these charges, we assessed the estimated fair value of the business and determined that no further adjustment to the carrying value was required at that time. In the second quarter of 2006, we recorded an additional $120 million after-tax impairment charge to record the business at the estimated fair value less cost to sell at the time based on offers received from potential purchasers.

In 2005, we recorded a net $46 million gain on disposal, primarily related to a tax benefit recorded upon the sale of InteSys.

Segment Analysis

Our four reportable segments are: Bell, Cessna, Industrial and Finance. These segments reflect the manner in which we manage our operations. Segment profit is an important measure used to evaluate performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges. The measurement for the Finance segment includes interest income and expense and excludes special charges.

Each segment’s revenues and profit as a percentage of consolidated revenues and profit are provided below:

2006 Revenues – $11.5 Billion	2006 Segment Profit – $1.3 Billion

Bell

(Dollars in millions)	2006	2005	2004
Revenues	$3,408	$2,881	$2,254
Segment profit	$249	$368	$250
Profit margin	7%	13%	11%
Backlog at Bell Helicopter	$3,119	$2,812	$2,842

Bell Helicopter currently is in the early stages of development or production for a number of government and commercial programs that are anticipated to significantly drive revenue and profit growth in future years. Government programs generally follow a three-phase cycle consisting of: development, transition to production, and full-rate production ramp-up. Each phase has specific risks and operational challenges. Over the next few years, Bell Helicopter’s major government programs will be transitioning through various phases of this cycle.

Bell Helicopter programs with the U.S. Government include the V-22 military tiltrotor aircraft, the H-1 upgrade program and the ARH program. The V-22 program is in full-rate production and delivered 16 aircraft in 2006. The H-1 upgrade program is in the transition to production phase, and the ARH program is in the System Development and Demonstration (“SDD”) phase.

In 2006, we made significant investments to conduct research and development, transition development contracts to production, increase our production capacity and implement improved operational systems to manage anticipated growth in Bell Helicopter’s programs. These investments have negatively impacted our financial results, and include significant ongoing production ramp-up (primarily for the V-22 program), ongoing development efforts related primarily to the 429 model and the ARH program, and the H-1’s transition to production.

The costs of investing in improved operational systems resulted in higher overhead expenses during 2006. While these higher overhead costs have been reflected in lower 2006 earnings in the commercial business, a portion of these costs have been absorbed into overhead in the government business due to the relatively long production cycle, particularly into V-22 production inventory. The overhead costs are anticipated to moderate in 2007. However, as V-22 aircraft currently in production are delivered in future periods, the 2006 overhead expenses reflected in inventory will result in lower margins on these shipments.

Textron Systems has continued to experience strong growth in its U.S. Government business, delivering 471 Armored Security Vehicles (“ASV”) in 2006 to support our troops in Iraq and elsewhere. During 2006, Textron Systems added to its offerings to the defense industry by acquiring two businesses, Innovative Survivability Technologies and Overwatch Systems.

Bell Revenues

U.S. Government Business

In 2006, revenues increased $376 million, compared with 2005 primarily due to higher net volume and mix of $343 million and the benefit from acquisitions of $28 million. The volume increase is primarily due to higher ASV deliveries of $286 million, higher ARH SDD development revenue of $94 million, increased spares and service sales of $37 million, and additional Intelligent Battlefield Systems volume of $22 million, partially offset by lower V-22 volume of $80 million and lower H-1 revenue of $18 million.

In 2005, revenues increased $491 million, compared with 2004 primarily due to higher revenue of $288 million from the V-22 program, higher ASV volume of $61 million, the benefit of $36 million from the US Helicopter acquisition, higher military spares volume of $32 million and increased sales of $20 million for air-launched weapons. Additionally, Bell recognized $21 million on the ARH SDD contract.

Commercial Business

In 2006, commercial revenues increased $151 million, compared with 2005 due to higher volume of $105 million and pricing of $46 million. The volume increase is primarily due to higher civil aircraft deliveries of $176 million, higher spares and service sales of $53 million and additional deliveries of Huey II kits of $10 million, partially offset by lower international military deliveries of $116 million.

In 2005, commercial revenues increased $136 million, compared with 2004 primarily due to higher aircraft sales of $68 million, higher spares volume of $41 million and higher international military sales of $26 million. International military sales increased primarily due to higher ASV deliveries to foreign customers of $58 million, partially offset by lower helicopter volume of $32 million.

Bell Segment Profit

U.S. Government Business

In 2006, profit in our U.S. Government business decreased $25 million, compared with 2005. The decrease was primarily due to inflation of $33 million and unfavorable cost performance of $24 million, partially offset by the impact of higher net volume and mix of $35 million. The unfavorable performance reflected higher anticipated costs for the H-1 LRIP contracts of $68 million and charges of $14 million related to the ARH SDD contract, partially offset by favorable program performance at Textron Systems of $34 million, primarily related to Hurricane Katrina.

In 2005, profit in our U.S. Government business increased $33 million, compared with 2004. The increase was principally due to higher V-22 volume of $26 million, reflecting the delivery of 12 aircraft from Lots 7 and 8, higher volume and improved performance of air-launched weapons totaling $13 million, and increased ASV deliveries and improved performance of $10 million. These increases were partially offset by $18 million of costs associated with Hurricane Katrina.

H-1 Program – The H-1 program continues in development and currently is undergoing its Operational Evaluation. We also entered into three firm fixed-price LRIP contracts with the U.S. Government under this program that represent the first H-1 program production aircraft. In addition, a firm fixed-price option exists for a fourth production lot. During the transition to production phase, we anticipate incurring costs in excess of contractual reimbursement on the first two H-1 LRIP contracts. We anticipate that once the initial H-1 LRIP aircraft are delivered and the production operations are validated, costs will moderate as the production configuration is stabilized, production inefficiencies are resolved and learning curve improvements are realized.

During 2006, we estimated that the costs to complete H-1 LRIP Lot 1 would exceed contractual reimbursement. Through the third quarter of 2006, we recorded $29 million in charges related to the H-1 LRIP Lot 1 contract. These charges primarily reflected the impact of higher estimated incremental costs for resources added to meet the contractual schedule requirements and higher anticipated efforts in final assembly. At the end of the third quarter, we had anticipated that acceptance of the initial H-1 LRIP Lot 1 aircraft by the U.S. Government would occur in the fourth quarter of 2006. However, acceptance was delayed and no aircraft were delivered. This delay was due to changes in the development and engineering requirements that were identified in the final stages of assembly and acceptance testing. Due to this delay and the costs associated with the additional development efforts, rework of in-process units and resulting inefficiencies, we increased our estimate of the completion costs in the fourth quarter. Accordingly, we recorded an additional $20 million charge related to the H-1 LRIP Lot 1 contract in the fourth quarter of 2006. In January 2007, the U.S. Government accepted two aircraft and we expect the remaining seven H-1 LRIP Lot 1 units to be accepted later in 2007.

The H-1 LRIP Lot 2 contract is in the early stages of production, with first aircraft delivery anticipated in the second half of 2007. We now anticipate that the disruption and delays experienced with the H-1 LRIP Lot 1 contract in the fourth quarter will result in increased costs for the H-1 LRIP Lot 2 contract due to delays in its completion, as well as a reduction in previously anticipated learning curve improvements. Due to these higher cost estimates, the H-1 LRIP Lot 2 contract now is in a loss position resulting in a fourth quarter charge of $33 million.

The net H-1 program charge, including favorable performance on the Engineering and Manufacturing Development contract of $3 million, was $50 million in the fourth quarter of 2006.

ARH Program – The ARH SDD contract is a cost plus incentive fee contract under which our eligibility for fees is reduced as total contract costs increase. During 2006, we continued our development activities for this program and expensed $14 million in unreimbursed costs related to this effort. We continue to work with the U.S. Government on development issues, configuration changes and schedule requirements. We no longer are eligible to earn fees under this contract; however, we anticipate that any subsequent cost increases are reimbursable by the U.S. Government.

The U.S. Government had two firm fixed-price options under this program, representing the first two LRIP lots for the delivery of 24 to 48 aircraft.  Certain development requirements under the ARH SDD contract must be met before the U.S. Government can exercise the options.  We presently anticipate that the development requirements will be met in mid-2007.  The option for the first LRIP lot (for 6-12 aircraft) has expired, while the option for the second lot (for 18-36 aircraft) expires in December 2007.

In the fourth quarter of 2006, we completed certain phases of the critical design review under the ARH SDD contract and determined the initial production configuration of the aircraft, which includes aircraft configuration changes required by the U.S. Government. Our cost estimates based on this configuration, which include anticipated transition to production costs, exceed the fixed pricing contained in the options. We currently are in discussions with the U.S. Government related to the possible reinstatement of the ARH Lot 1 option, extension of the options, delivery schedule, number of units to be exercised under the options and possible additional aircraft to be contracted, in addition to those under the options, at revised pricing. We also are reviewing our ability to claim equitable adjustment recovery from the U.S. Government related to certain costs that potentially could be incurred related to the exercise of these options.

Depending on the results of the SDD contract, our cost-containment efforts, the availability of U.S. Government funding, the number of aircraft exercised or ultimately contracted for, and the resolution of our discussions with the U.S. Government, we currently estimate that it is reasonably possible that our exposure could be in the range of no loss to a possible loss of $4 million per aircraft. This estimate excludes the impact of discussions with the U.S. Government or any potential recoveries including claims for equitable adjustment under the contracts. Due to the uncertainty of this exposure and the ultimate outcome of our discussions, we do not believe that a loss is probable under the guidelines established by Statement of Financial Accounting Standards (“SFAS”) No.5, “Accounting for Contingencies.” Accordingly, we have not established a reserve at December 30, 2006.

Commercial Business

In 2006, commercial profit decreased $94 million, compared with 2005 primarily due to unfavorable cost performance of $140 million and inflation of $28 million, partially offset by higher pricing of $46 million and the impact of increased volume and mix of $42 million. The unfavorable cost performance reflected increased overhead costs of $55 million, the impact of the $30 million gain on the sale of our interest in the Model AB139 program in 2005, higher net research and development expense of $29 million and the $13 million prior year impact of the resolution of uncertainties and receipt of cash related to a collaborative research and development agreement, partially offset by $18 million in additional reserves recorded by Lycoming in 2005 for a crankshaft retirement program and related service bulletins.

In 2005, commercial profit increased $85 million, compared with 2004 primarily due to the $30 million gain on the sale of our interest in the Model AB139 helicopter program, the $29 million impact of higher international military volume and improved performance, higher spares volume of $22 million and a $13 million impact upon resolution of uncertainties and receipt of cash related to a prior year collaborative research and development sharing agreement. In addition, commercial profit reflected a $16 million decrease in net research and development, as higher gross research and development expenses of $28 million were more than offset by the commercial share of reimbursements related to risk-sharing agreements from codevelopment partners. These increases were partially offset by $28 million of higher selling and administrative expense and $18 million in additional reserves recorded by Lycoming in 2005 for a crankshaft retirement program and related service bulletins.

Cessna

(Dollars in millions)	2006	2005	2004
Revenues	$4,156	$3,480	$2,473
Segment profit	$645	$457	$267
Profit margin	16%	13%	11%
Backlog	$8,467	$6,342	$5,352

Demand in the business jet market continued to strengthen in 2006, which was reflected in a 34% increase in our backlog, despite a 22% increase in business jet deliveries. Over the past three years, Cessna has increased its annual production rate and has continued to focus on improving margins while investing in engineering, research and development in Cessna’s continual effort to bring new technology and products to market. Citation business jets are the largest component of Cessna’s revenues. We delivered 307, 252 and 179 Citation business jets in 2006, 2005 and 2004, respectively, representing 77%, 76% and 72% of Cessna’s total revenues.

Cessna Revenues

Revenues at Cessna increased $676 million in 2006, compared with 2005 due to higher volume of $493 million, primarily related to Citation business jets, and favorable pricing of $183 million. In 2005, Cessna’s revenues increased $1.0 billion, compared with 2004 primarily due to higher Citation business jet volume of $737 million, higher pricing of $82 million and a benefit from the consolidation of CitationShares of $78 million.

Cessna Segment Profit

Segment profit increased $188 million at Cessna in 2006, compared with 2005 primarily due to higher pricing of $183 million, the impact of higher volume of $102 million and favorable warranty performance of $39 million, partially offset by inflation of $112 million and higher engineering and product development costs of $41 million. Favorable warranty performance included the $24 million impact of lower estimated warranty costs for aircraft sold in 2006, as well as a $15 million incremental benefit from other favorable warranty performance in 2006 (a $33 million benefit in 2006 compared with $18 million in 2005).

During initial model launches, Cessna typically incurs higher warranty-related costs until the production process matures, at which point warranty costs moderate. Based on historical production and warranty patterns, management estimated that the Sovereign and CJ3 production lines had reached this maturity level, and that Sovereign and CJ3 aircraft produced in the third and fourth quarter of 2006 would incur lower warranty costs than earlier production aircraft. In 2006, Cessna’s profit improved by approximately $24 million as a result of lower point of sale warranty costs for aircraft sold during the year, primarily Sovereign and CJ3, compared with 2005. Management expects improved performance on these models to continue in the foreseeable future.

In 2005, Cessna’s segment profit increased $190 million, compared to 2004, largely due to the $229 million impact of higher volume across all product lines and $82 million of higher pricing, partially offset by $99 million of inflation.

Industrial

(Dollars in millions)	2006	2005	2004
Revenues	$3,128	$3,054	$3,046
Segment profit	$163	$150	$194
Profit margin	5%	5%	6%

The Industrial segment is composed of five businesses, including E-Z-GO, Jacobsen, Kautex, Greenlee and Fluid & Power. During 2006, we experienced positive organic growth in each of this segment’s businesses as we continued to focus on our customers. Both Fluid & Power and Kautex increased their presence in China to capitalize on the expanding market. Greenlee prepared to launch their new hand tool product line to complement their existing products. In our golf and turf care businesses, we completed the sale of our commercial grounds care business, allowing us to focus on our core golf, resort, sport turf and municipal markets.

Industrial Revenues

Revenues in the Industrial segment increased $74 million in 2006, compared with 2005 primarily due to higher volume of $89 million, higher pricing of $46 million and a favorable foreign exchange impact of $10 million, partially offset by the divestiture of non-core product lines of $72 million.

Revenues in the Industrial segment increased $8 million in 2005, compared with 2004 as higher pricing of $36 million and favorable foreign exchange of $31 million were largely offset by lower volume of $63 million. The lower sales volume primarily reflected decreases of $80 million at Kautex, largely due to product model changeovers, and $39 million at Jacobsen primarily related to the strategic realignment of its North American commercial distribution network. These decreases were partially offset by higher volume of $31 million at Greenlee.

Industrial Segment Profit

Segment profit in the Industrial segment increased $13 million in 2006, compared with 2005 mainly due to $54 million of improved cost performance, higher pricing of $46 million and the $24 million impact of higher net volume and mix, partially offset by $100 million of inflation and a $7 million impact from divestitures of non-core product lines.

Segment profit in the Industrial segment decreased $44 million in 2005, compared with 2004 largely due to inflation of $84 million and the impact of lower volume and an unfavorable mix of $21 million, partially offset by higher pricing of $36 million and improved cost performance of $24 million, primarily at Kautex.

Finance

(Dollars in millions)	2006	2005	2004
Revenues	$798	$628	$545
Segment profit	$210	$171	$139
Profit margin	26%	27%	26%

During 2006, the Finance segment generated significant growth in its owned and managed finance receivables. Owned finance receivables grew by $1.5 billion, up 23% from 2005 and we expect continued growth in 2007. Portfolio quality statistics reflected continued improvements in 2006. Our nonperforming assets as a percentage of total finance assets decreased to 1.28% at the end of 2006, compared with 1.53% at the end of 2005 and 2.18% at the end of 2004. While portfolio quality statistics continue to improve, the collectibility of this segment’s finance receivable portfolio remains one of its most significant business risks. The continued strength of our portfolio quality, combined with continued reductions in the level of loan losses, resulted in a reduction of the rate utilized to establish the allowance for losses in several of our portfolios in 2006. This resulted in a $7 million reduction in the provision for losses during 2006. We expect relative stability in our portfolio statistics during 2007.

Finance Revenues

Revenues in the Finance segment increased $170 million in 2006, compared with 2005. The increase was primarily due to a $103 million increase related to higher average finance receivables and a $90 million increase from the higher interest rate environment, partially offset by an $18 million decrease in other income largely due to lower fees and securitization income. Average finance receivables increased $1.3 billion from levels in the corresponding period in 2005 primarily due to growth in the distribution, golf and aviation finance businesses.

Revenues in the Finance segment increased $83 million in 2005, compared with 2004. The increase was primarily due to higher finance charges and discounts of $95 million, partially offset by lower prepayment income of $10 million. The increase in finance charges was largely due to a higher interest rate environment, which accounted for $98 million of the increase, and $62 million related to higher average finance receivables of $855 million, partially offset by lower relative receivable pricing of $65 million. The increase in average finance receivables was primarily related to growth in distribution, golf and aviation finance, and asset-based lending, partially offset by reductions in liquidating non-core portfolios.

Finance Segment Profit

Segment profit in the Finance segment increased $39 million in 2006, compared with 2005 due to an increase in net interest margin. The growth in average finance receivables generated $54 million of higher net margin, which was partially offset by an $18 million decrease in other income.

Segment profit in the Finance segment increased $32 million in 2005, compared with 2004 primarily due to a $29 million decrease in the provision for loan losses as a result of sustained improvements in portfolio quality and an $18 million increase in net interest margin, which was partially offset by higher selling and administrative expenses of $15 million. The increase in net interest margin was primarily attributable to portfolio growth. Selling and administrative expenses increased primarily due to $9 million in higher variable compensation associated with portfolio growth and $5 million related to improved profitability and increased pension and benefits cost.

Finance Portfolio Quality

The following table presents information about the Finance segment’s portfolio quality:

(In millions, except for ratios)	2006	2005	2004
Finance receivables	$8,310	$6,763	$5,837
Allowance for losses on finance receivables	$93	$96	$99
Nonperforming assets	$113	$111	$140
Provision for loan losses	$26	$29	$58
Net charge-offs	$29	$32	$79
Ratio of nonperforming assets to total finance assets	1.28%	1.53%	2.18%
Ratio of allowance for losses on receivables to nonaccrual finance receivables	123.1%	108.6%	83.7%
60+ days contractual delinquency as a percentage of finance receivables	0.77%	0.79%	1.47%

Nonperforming assets by business are as follows:

(In millions)	2006	2005	2004
Golf finance	$29	$13	$26
Resort finance	16	31	53
Asset-based lending	16	6	7
Aviation finance	12	14	12
Distribution finance	7	2	5
Liquidating portfolios	33	45	37
Total nonperforming assets	$113	$111	$140

Nonperforming assets include nonaccrual finance receivables and repossessed assets that are not guaranteed by our Manufacturing group. We believe that nonperforming assets generally will be in the range of 1% to 4% of finance assets depending on economic conditions. In 2006, the $16 million increase in golf finance is primarily the result of two delinquent golf course mortgage loans whose operations were affected by the prolonged effects of Hurricane Katrina, while the $10 million increase in asset-based lending is the result of two loans in unrelated industries. The $27 million improvement in resort finance and the liquidating portfolios in 2006, principally reflected charge-offs against existing reserves and remedial collection activity. In 2005, nonperforming assets decreased primarily due to resort and golf finance, reflecting improvement in general economic conditions, partially offset by an increase in our liquidating portfolios due to two loans. The non-core liquidating portfolios continue to compose a disproportionate amount of the nonperforming assets accounting for 29% of total nonperforming assets while comprising less than 2% of the total finance assets at December 30, 2006.

Liquidity and Capital Resources

Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc., consolidated with the entities that operate in the Bell, Cessna and Industrial segments, while the Finance group consists of the Finance segment, comprised of Textron Financial Corporation and its subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the consolidated financial statements.

Through our Finance group, we provide diversified commercial financing to third parties. In addition, this group finances retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group, otherwise known as captive financing. In the consolidated statements of cash flows, cash received from customers or from securitizations is reflected as operating activities when received. However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group. For example, when product is sold by our Manufacturing group to a customer that is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow on our Finance group’s statement of cash flows. Meanwhile, the Manufacturing group records the cash received from the Finance group on the customer’s behalf within operating cash flows as a cash inflow on our Manufacturing group’s statement of cash flows. Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing. These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated from the consolidated statements of cash flows, as detailed below in the operating cash flows of continuing operations section.

Under a support agreement, Textron Inc. is required to maintain 100% ownership of Textron Financial Corporation. The agreement also requires Textron Inc. to ensure that Textron Financial Corporation maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million.

Operating Cash Flows of Continuing Operations

(In millions)	2006	2005	2004
Manufacturing group	$1,119	$894	$973
Finance group	338	247	161
Reclassifications and elimination adjustments	(440)	(189)	(185)
Consolidated	$1,017	$952	$949

Cash flows from operations are the primary source of funds for our operating needs, dividends and capital expenditures. We analyze operating cash flows for our Manufacturing group by tracking free cash flow. We calculate free cash flow using net cash provided by operating activities, adding back proceeds on the sale of property, plant and equipment, then subtracting capital expenditures, including those financed with capital leases.

The Manufacturing group’s operating cash flows increased in 2006 compared with 2005 primarily due to the increase in income from continuing operations and a decrease in working capital components. Consolidated operating cash flows increased primarily due to the increase in income from continuing operations for both borrowing groups and a decrease in working capital components, partially offset by a $224 million increase in net captive financing activity as explained below.

Reclassification and Elimination Adjustments

(In millions)	2006	2005	2004
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(1,015)	$(824)	$(892)
Cash received from customers and securitizations for captive financing	691	724	727
Other	(36)	11	51
Total reclassifications from investing activities	(360)	(89)	(114)
Dividends paid by Finance group to Manufacturing group	(80)	(100)	(71)
Total reclassifications and adjustments	$(440)	$(189)	$(185)

Finance receivable originations for Manufacturing group inventory sales increased in 2006 compared with 2005 primarily due to financings related to aircraft sales growth during the period. However, cash received for these captive receivables decreased in 2006 as higher cash receipts from our customers were offset by $126 million in lower proceeds from securitizations.

Investing Cash Flows of Continuing Operations

(In millions)	2006	2005	2004
Manufacturing group	$(742)	$(362)	$(158)
Finance group	(1,680)	(950)	(756)
Reclassifications to operating activities	360	89	114
Consolidated	$(2,062)	$(1,223)	$(800)

Over the past three years, consolidated investing cash flows have been largely driven by increases in cash outflows at our Finance group due to higher non-captive finance receivable originations, net of cash collections from repayments, sales and securitizations, of $301 million, $198 million and $744 million, respectively.

The $380 million increase in cash used for the Manufacturing group in 2006 is largely due to the acquisition of two businesses in the Bell segment for $338 million in cash, along with an increase in capital expenditures of $63 million. In 2005, the Manufacturing group increased its use of cash for investing by $204 million with $118 million in higher capital expenditures, along with a $38 million decrease in proceeds that were received in 2004 from the sale of C&A common stock. The increases in capital expenditures in 2006 and 2005 are primarily related to higher spending at the Bell segment in response to increased production demands. Capital expenditures related to our manufacturing operations totaled $435 million in 2006, $371 million in 2005 and $282 million in 2004, including expenditures purchased through capital leases of $16 million in 2006, $15 million in 2005 and $44 million in 2004.

Financing Cash Flows of Continuing Operations

(In millions)	2006	2005	2004
Manufacturing group	$(1,072)	$(403)	$(708)
Finance group	1,391	587	361
Dividends paid by Finance group to Manufacturing group	80	100	71
Consolidated	$399	$284	$(276)

Our Manufacturing group used $669 million more cash for financing activities in 2006 compared with 2005. The increase is primarily due to the paydown of $242 million of short-term debt in 2006 compared with the issuance of $281 million of short-term debt in 2005, and to a $164 million increase in purchases of our common stock. Our Manufacturing group used less cash for financing activities in 2005 than in 2004 principally due to the issuance of the short-term debt in 2005 and the retirement of debt of $300 million in 2004, partially offset by a $182 million increase in purchases of our common stock and $81 million in lower proceeds from employee stock ownership plans. Our Finance group has continued to increase its debt outstanding over the past three years to fund asset growth.

Stock Repurchases

In 2006, 2005 and 2004, we repurchased approximately 8,574,000, 8,035,000 and 6,534,000 shares of common stock, respectively, under Board-authorized share repurchase programs for an aggregate cost of $751 million, $606 million and $425 million, respectively. On January 26, 2006, our Board of Directors authorized a new 12 million-share repurchase program of which 4.4 million shares remained at December 30, 2006.

Dividends

On January 26, 2006, the Board of Directors authorized a $0.15 per share increase in our annualized common stock dividend to $1.55 per share. Dividend payments to shareholders totaled $244 million, $189 million and $135 million in 2006, 2005 and 2004, respectively. The timing of our quarterly dividend payments resulted in five payments in 2006, four payments in 2005 and three payments in 2004.

Discontinued Operations Cash Flows

(In millions)	2006	2005	2004
Operating activities	$(48)	$84	$1
Investing activities	$653	$28	$(18)
Financing activities	$2	$(1)	$—

Discontinued operations cash flows from investing activities increased in 2006 primarily due to net cash proceeds of $636 million related to the sale of the Fastening Systems business. See Note 2 to the consolidated financial statements for details concerning our discontinued operations.

Capital Resources

The debt (net of cash)-to-capital ratio for our Manufacturing group as of December 30, 2006 was 29%, compared with 26% at December 31, 2005, and the gross debt-to-capital ratio as of December 30, 2006 was 40%, compared with 37% at December 30, 2005. The 2006 ratio reflects the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of Financial Accounting Standards Board (“FASB”) Statement Nos. 87, 88, 106, 132(R)”. Our Manufacturing group targets a gross debt-to-capital ratio that is consistent with an A rated company. Consistent with the methodology used by members of the financial community, leverage of the Manufacturing group excludes the debt of our Finance group. In turn, our Finance group limits its borrowings to an amount, taking into account the risk profile of its assets, consistent with a single A credit rating. Surplus capital of Textron Financial Corporation is returned to Textron Inc.

Borrowings historically have been a secondary source of funds for our Manufacturing group and, along with the collection of finance receivables, are a primary source of funds for our Finance group. Both borrowing groups utilize a broad base of financial sources for their respective liquidity and capital needs. Our credit ratings are predominantly a function of our ability to generate operating cash flows and satisfy certain financial ratios. Since high-quality credit ratings provide us with access to a broad base of global investors at an attractive cost, we target a long-term A rating from the independent debt-rating agencies. The credit ratings and outlooks of these three debt-rating agencies by borrowing group are as follows:

Standard &
	Fitch	Moody’s	Poor’s
Long-term ratings:
Manufacturing	A-	A3	A-
Finance	A-	A3	A-
Short-term ratings:
Manufacturing	F2	P2	A2
Finance	F2	P2	A2
Outlook	Positive	Stable	Stable

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these primary lines of credit was drawn at December 30, 2006 or December 31, 2005.

Our primary committed credit facilities at December 30, 2006 include the following:

				Amount Not
				Reserved as
				Support for
		Commercial	Letters of	Commercial
	Facility	Paper	Credit	Paper and
(In millions)	Amount	Outstanding	Outstanding	Letters of Credit
Manufacturing group - multi-year facility expiring in 2011*	$1,250	$—	$23	$1,227
Finance group - multi-year facility expiring in 2011	$1,750	$1,719	$13	$18

* The Finance group is permitted to borrow under this multi-year facility.

Under a shelf registration statement filed with the Securities and Exchange Commission, the Manufacturing group may issue public debt and other securities in one or more offerings up to a total maximum offering of $2.0 billion. At December 30, 2006, we had $1.6 billion available under the Manufacturing group’s registration statement.

During the fourth quarter of 2006, the Finance group renewed a previously filed statement to enable it to issue an unlimited amount of public debt. Our Finance group issued $1.8 billion of term debt and CAD 100 million of term debt during 2006 under its registration statements. We used the proceeds from these issuances to fund receivable growth and repay short-term debt.

Contractual Obligations

Manufacturing Group

The following table summarizes the known contractual obligations of our Manufacturing group to make future payments or other consideration pursuant to certain contracts as of December 30, 2006, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payment Due by Period
	Less than					More than
(In millions)	1 Year	2 Years	3 Years	4 Years	5 Years	5 Years	Total
Liabilities reflected in balance sheet:
Long-term debt (a)	$75	$346	$—	$251	$16	$976	$1,664
Capital lease obligations (a)	5	5	3	3	3	117	136
Pension benefits for unfunded plans (b)	13	15	16	16	15	173	248
Postretirement benefits other than pensions (b)	77	69	66	63	60	493	828
Other long-term liabilities (c)	138	75	46	33	30	300	622
Liabilities not reflected in balance sheet:
Operating leases (a)	57	49	42	36	28	201	413
Purchase obligations (d)	1,980	378	118	36	15	22	2,549
Total Manufacturing group	$2,345	$937	$291	$438	$167	$2,282	$6,460

(a) Long-term debt and capital lease obligations exclude interest payments. Operating leases represent undiscounted obligations under noncancelable leases.

(b) We maintain defined benefit pension plans and postretirement benefit plans other than pensions as discussed in Note 12 to the consolidated financial statements. Included in the table above are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. We also expect to make contributions to our funded pension plans in the range of approximately $45 million to $60 million per year over the next five years, which are not reflected in this table.

(c) Other long-term liabilities primarily include undiscounted amounts on the consolidated balance sheet as of December 30, 2006 representing obligations under deferred compensation arrangements and estimated environmental remediation costs. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals. Timing of cash flows associated with environmental remediation costs are largely based on historical experience. Many of our other long-term liabilities have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments. These excluded liabilities primarily include deferred income taxes.

(d) Purchase obligations represent undiscounted obligations for which we are committed to purchase goods and services as of December 30, 2006. The ultimate liability for these obligations may be reduced based upon termination provisions included in certain purchase contracts, the costs incurred to date by vendors under these contracts or by recourse under firm contracts with the U.S. Government under normal termination clauses.

In January 2005, we contracted with a third-party service provider for the oversight of our information technology infrastructure, including maintenance, operational oversight and purchases of hardware (the “IT Contract”). The IT Contract covers a 10-year period and is subject to variable pricing and quantity provisions for both purchases of computer hardware and system design modifications. We have retained the right to approve significant design, equipment purchase and related decisions by the service provider. We can terminate the IT Contract for convenience prior to its full term and would consequently be subject to variable termination fees that decline over time and do not exceed $59 million at December 30, 2006.

Finance Group

The following table summarizes our Finance group’s known contractual obligations to make future payments. Due to the nature of finance companies, we also have contractual cash receipts that will be received in the future. We generally borrow funds at various contractual maturities to match the maturities of our finance receivables. The contractual payments and receipts as of December 30, 2006 are detailed below:

	Payments/Receipts Due by Period
	Less than					More than
(In millions)	1 Year	2 Years	3 Years	4 Years	5 Years	5 Years	Total
Contractual payments:
Commercial paper and other short-term debt	$1,779	$—	$—	$—	$—	$—	$1,779
Term debt	1,118	966	1,562	833	442	209	5,130
Operating leases	6	5	4	3	3	1	22
Total contractual payments	2,903	971	1,566	836	445	210	6,931
Cash and receipts:
Finance receivables	3,554	1,396	821	497	504	1,538	8,310
Operating leases	30	23	20	18	15	26	132
Total receipts	3,584	1,419	841	515	519	1,564	8,442
Cash	47	—	—	—	—	—	47
Total cash and receipts	3,631	1,419	841	515	519	1,564	8,489
Net cash and receipts (payments)	$728	$448	$(725)	$(321)	$74	$1,354	$1,558
Cumulative net cash and receipts	$728	$1,176	$451	$130	$204	$1,558

Finance receivable receipts related to finance leases and term loans are based on contractual cash flows. Finance receivable receipts related to revolving loans are based on historical cash flow experience. These amounts could differ due to prepayments, charge-offs and other factors. Receipts and contractual payments exclude finance charges from receivables, debt interest payments, proceeds from sale of operating lease equipment and other items.

As shown in the preceding table, our cash and receipts are expected to be sufficient to cover maturing debt and other contractual liabilities. At December 30, 2006, our Finance group had $2.9 billion in debt and $426 million in other liabilities that are payable within the next 12 months.

At December 30, 2006, our Finance group had unused commitments to fund new and existing customers under $1.3 billion of committed revolving lines of credit, compared with $1.2 billion at December 31, 2005. These loan commitments generally have an original duration of less than three years and do not necessarily represent future cash requirements, since many of the agreements will not be used to the extent committed or will expire unused. We are not exposed to interest rate changes on these commitments since the interest rates are not set until the loans are funded.

Off-Balance Sheet Arrangements and Guarantees

We extend a variety of financial and performance guarantees to third parties as provided in the table below:

	December 30, 2006		December 31, 2005
	Maximum	Carrying	Maximum	Carrying
	Potential	Amount of	Potential	Amount of
(In millions)	Payment*	Liability	Payment*	Liability
Manufacturing group:
Performance guarantee	$227	$—	$114	$—
Guaranteed minimum resale contracts	30	3	31	3
Guarantees related to dispositions	46	23	29	8
Debt obligations of joint ventures	4	—	10	—
Finance group:
Loss-sharing agreements	$29	$—	$71	$13

* These agreements include uncapped guarantees as described below.

Performance Guarantee

In 2004, through our Bell Helicopter business, we formed AgustaWestlandBell LLC (“AWB LLC”) with AgustaWestland North America Inc. (“AWNA”). This venture was created for the joint design, development, manufacture, sale, customer training and product support of the VH-71 helicopter, and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government. In March 2005, AWB LLC received a $1.2 billion cost reimbursement-type subcontract from Lockheed Martin for the System Development and Demonstration phase of the U.S. Marine Corps Helicopter Squadron Program. We guaranteed to Lockheed Martin the due and prompt performance by AWB LLC of all its obligations under this subcontract, provided that our liability under the guaranty shall not exceed 49% of AWB LLC’s aggregate liability to Lockheed Martin under the subcontract. AgustaWestland N.V., AWNA’s parent company, has guaranteed the remaining 51% to Lockheed Martin. We have entered into cross-indemnification agreements with AgustaWestland N.V. in which each party indemnifies the other related to any payments required under these agreements that result from the indemnifying party’s workshare under any subcontracts received.

For 2006, AWB LLC’s maximum obligation was 40% of the total contract value, which equates to $464 million based on the current contract value of $1.2 billion. In 2007 and thereafter, AWB LLC’s maximum obligation increases to 50%, or $580 million. Accordingly, the maximum amount of our liability under the guarantee was $227 million at December 30, 2006 and will be $284 million thereafter through completion.

Guaranteed Minimum Resale Contracts

We have a number of guaranteed minimum resale value contracts associated with certain past aircraft sales. If the fair value of an aircraft falls below a minimum guaranteed amount, we may be required to make a future payment to the customer or provide a minimum trade-in value toward a new aircraft. These agreements generally include operating restrictions such as maximum usage over the contract period or minimum maintenance requirements. We also have guaranteed the minimum resale value of certain customer-owned aircraft anticipated to be traded in upon completion of a model currently under development. These contracts expire as follows: $2 million in 2008, $3 million in 2009, $3 million in 2010, $3 million in 2011 and $19 million in 2012.

Guarantees Related to Dispositions

We have guaranteed payment on certain credit facilities and bank-issued letters of credit and guarantees of the Fastening Systems business, where the total guarantee is capped at approximately $9 million, for which the buyer has provided a letter of credit of approximately $4 million as collateral. We also have guaranteed payment and performance on certain other credit facilities and leases of the Fastening Systems business totaling approximately $14 million, where we also are liable for unpaid interest, fees and other costs associated with claims that may arise from these guarantees. While potential interest and fees are not capped, we have monitoring provisions that mitigate the exposure to these additional costs. The buyer has provided a letter of credit of approximately $9 million as collateral on these guarantees.

We also have indemnified the purchaser of the Fastening Systems business for remediation costs related to pre-existing environmental conditions to the extent they exist at the sold locations. We have estimated the fair value of these indemnifications at approximately $12 million. Potential payments under these obligations are not capped, and as a result the maximum potential obligation cannot be determined.

In connection with the disposition of Trim to subsidiaries of C&A, certain equipment and operating leases were transferred and assigned to subsidiaries of C&A. We guaranteed C&A’s payments under these leases and for an environmental matter.

We also have obligations arising from sales of certain other businesses, including representations and warranties and related indemnities for environmental, health and safety, and tax and employment matters. The maximum potential payment related to these obligations is not a specified amount as a number of the obligations do not contain financial caps.

Loss-Sharing Agreements

In connection with the sale of a note receivable in 2005, our Finance group has indemnified the purchaser against potential losses in limited circumstances. The maximum potential exposure of the indemnity is estimated to be $29 million, but due to the extremely low probability of occurrence and several other mitigating factors, including a specific indemnification from the original note issuer, no significant fair value has been attributed to the indemnity.

In connection with the sale of the Small Business Direct financing business in 2003, our Finance group entered into a loss-sharing agreement. This agreement required us to reimburse the purchaser for 50% of losses incurred on the portfolio above a 4% annual level. A liability of $14 million was originally recorded representing the estimated fair value of the guarantee. During the fourth quarter of 2006, we entered into a settlement agreement with the purchaser, which terminated our obligation to reimburse the purchaser for future losses. The settlement resulted in a $1 million loss, net of tax, from discontinued operations in 2006.

At December 31, 2005, our Finance group had a contingent liability related to the sale of equipment lease streams with a maximum liability of $42 million. These lease streams were sold in 2006, and we had no remaining liability at the end of 2006.

Software Indemnifications

With the acquisition of Overwatch Systems in 2006, we now are a party to software license agreements with customers. These software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

Forward Contract

We enter into a forward contract in our common stock on an annual basis. The contract is intended to hedge the earnings and cash volatility of stock-based incentive compensation indexed to our stock. The forward contract requires annual cash settlement between the counterparties based upon a number of shares multiplied by the difference between the strike price and the prevailing common stock price. As of December 30, 2006, the contract was for approximately 1.5 million shares with a strike price of $77.62. The market price of the stock was $93.77 at December 30, 2006, resulting in a receivable of $24 million, compared with a receivable of $10 million at December 31, 2005.

Finance Receivable Securitizations and Sales

We sell finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet, and the proceeds received are used to reduce the recorded debt levels. Despite the reduction in the recorded balance sheet position, we generally retain a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. These retained interests are more fully discussed in the Securitizations section of Note 5 to the consolidated financial statements. We utilize these off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements provided net proceeds from operations of $50 million and $361 million in 2006 and 2005, respectively. Proceeds from securitizations include amounts received related to incremental increases in the level of distribution finance receivables sold and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration receivables. We have used the proceeds from these arrangements to fund the origination of new finance receivables and to retire commercial paper.

Whole-loan finance receivable sales in which we maintain a continuing interest differ from securitizations as loans are sold directly to investors and no portion of the sale proceeds is deferred. Limited credit enhancement occasionally is provided for these transactions in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk. At December 30, 2006, we had no remaining contingent liabilities related to credit losses or prepayment risk associated with whole-loan sales. Termination of our off-balance sheet financing arrangements would reduce our short-term funding alternatives. While these arrangements do not contain provisions that require us to repurchase significant amounts of receivables previously sold, there are risks that could reduce the availability of these funding alternatives in the future. Potential barriers to the continued use of these arrangements include deterioration in finance receivable portfolio quality, downgrades in our Finance group’s debt credit ratings and a reduction of new finance receivable originations in the businesses that utilize these funding arrangements. We do not expect any of these factors to have a material impact on our liquidity or income from operations.

Critical Accounting Policies

To prepare our consolidated financial statements to be in conformity with generally accepted accounting principles, we must make complex and subjective judgments in the selection and application of accounting policies. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are listed below. We believe these policies require our most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the consolidated financial statements, which includes other significant accounting policies.

Allowance for Losses on Finance Receivables

Our allowance for losses on finance receivables is intended to provide for losses inherent in the portfolio, which requires the application of estimates and significant judgment as to the ultimate outcome of collection efforts and realization of collateral values, among other factors. Therefore, changes in economic conditions or credit metrics, including past due and nonperforming accounts, or other events affecting specific obligors or industries may require additions or reductions to our reserves.

We evaluate the collectibility of our finance receivables based on a combination of factors. For homogeneous loan pools, we examine current delinquencies, characteristics of the existing accounts, historical loss experience, underlying collateral value, and general economic conditions and trends. We estimate losses will range from 0.3% to 6.0% of finance receivables depending on the specific homogeneous loan pool. For larger balance commercial loans, we also consider borrower specific information, industry trends and estimated discounted cash flows. Our process involves the use of estimates and a high degree of management judgment. While we believe that our consideration of the factors and assumptions referred to above results in an accurate evaluation of existing losses in the portfolio based on prior trends and experience, changes in the assumptions or trends within reasonable historical volatility may have a material impact on our allowance for losses. The allowance for losses on finance receivables currently represents 1.1% of total finance receivables. During the last five years, net charge-offs as a percentage of finance receivables have ranged from 0.38% to 2.08%.

Long-Term Contracts

We make a substantial portion of our sales to government customers pursuant to long-term contracts. These contracts require development and delivery of products over multiple years and may contain fixed-price purchase options for additional products. We accounted for these long-term contracts under the percentage-of-completion method of accounting.

Under the percentage-of-completion method, we estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the contract term based on either input (e.g., costs incurred under the cost-to-cost method, which typically is used for development effort) or output (e.g., units delivered under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances. The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion and, in some cases includes estimates of recoveries asserted against the customer for changes in specifications. Due to the size, length of time and nature of many of our contracts, the estimation of total contract costs and revenue through completion is complicated and subject to many variables relative to the outcome of future events over a period of several years. We are required to make numerous assumptions and estimates relating to items such as expected engineering requirements, complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, manufacturing efficiencies and the achievement of contract milestones, including product deliveries.

Our cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals. We update our projections of costs at least semiannually or when circumstances significantly change. Adjustments to projected costs are recognized in earnings when determinable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Due to the significance of judgment in the estimation process described above, it is likely that materially different revenues and/or cost of sales amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Our earnings could be reduced by a material amount resulting in a charge to earnings if (a) total estimated contract costs are significantly higher than expected due to changes in customer specifications prior to contract amendment, (b) total estimated contract costs are significantly higher than previously estimated due to cost overruns or inflation, (c) there is a change in engineering efforts required during the development stage of the contract or (d) we are unable to meet contract milestones.

Goodwill

We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. We completed our annual impairment test in the fourth quarter of 2006 using the estimates from our long-term strategic plans. No adjustment was required to the carrying value of our goodwill based on the analysis performed.

Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology using assumptions consistent with market participants. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost reductions. If different assumptions were used in these forecasts, the related undiscounted cash flows used in measuring impairment could be different, potentially resulting in an impairment charge.

The impact of reducing our fair value estimates by 10% would have no impact on our goodwill assessment, with the exception of two reporting units as described below. Assuming a 10% reduction in our fair value estimates, the carrying value of these reporting units would approximate or exceed fair value.

Our operating plans and projections anticipate investments in capital expenditures at our Fluid Handling Products reporting unit to resolve current capacity issues as well as to capture additional business in the oil and gas markets over the next two years. The related volume increases are anticipated to result in approximately 25% annual operating profit growth over this period. In the remaining five-year planning period, we anticipate an annual operating profit growth rate of approximately 7%, driven by anticipated revenue growth of 4% annually with increased profit margins from improvements resulting from ongoing transformation efforts. Should the revenue growth rates over the next two years approximate historical levels, the estimated fair value would be reduced by up to approximately $50 million and may result in the carrying value of the reporting unit exceeding its estimated fair value, potentially resulting in an impairment charge. At December 30, 2006, the goodwill allocated to this reporting unit totaled approximately $206 million.

Our operating plans and projections for the Golf and Turf care reporting unit anticipate operating margin improvements over the five-year planning period resulting in high single-digit margins, with anticipated annual revenue growth of approximately 4%. A 100-basis-point decline in our operating margin assumptions would reduce the estimated fair value by up to approximately $60 million and may result in the carrying value of the reporting unit exceeding its estimated fair value, potentially resulting in an impairment charge. At December 30, 2006, the goodwill allocated to this reporting unit totaled approximately $141 million.

Retirement Benefits

We maintain various pension and postretirement plans for our employees globally. These plans include significant pension and postretirement benefit obligations, which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and healthcare cost projections. We evaluate and update these assumptions annually in consultation with third-party actuaries and investment advisors. We also make assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases.

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. For 2006, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 8.54%, compared with 8.57% in 2005. In 2006 and 2005, the assumed rate of return for our qualified domestic plans, which represent approximately 82% of our total pension obligations, was 8.75%. A 50-basis-point decrease in this long-term rate of return would result in a $20 million annual increase in pension expense for our qualified domestic plans.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and increases pension expense. In 2006, we lowered the weighted-average discount rate used in calculating pension expense to 5.55% from 5.69% in 2005. For our qualified domestic plans, the assumed discount rate was 5.65% for 2006. A 50-basis-point decrease in this discount rate would result in a $29 million annual increase in pension expense for our qualified domestic plans.

The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2006 medical and prescription drug healthcare cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits. The 2006 medical rate of 8% is assumed to decrease to 5% by 2009 and then remain at that level. The 2006 prescription drug rate of 12% is assumed to decrease to 5% by 2013 and then remain at that level. See Note 12 to the consolidated financial statements for the impact of a one-percentage-point change in the cost trend rate.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates that we expect to be in effect for the year in which we expect the differences will reverse. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not that we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate.

In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.

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

Recently Announced Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation in the first quarter of 2007 and do not expect the adoption to have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Staff Position FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This Staff Position amends SFAS No. 13, “Accounting for Leases” and requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged lease. In accordance with this guidance, the difference between the revised calculation of earnings since lease inception and the actual amount of cumulative earnings recognized is recorded in income from continuing operations. We are required to adopt this guidance in the first quarter of 2007. Upon adoption, the estimated change in the projected cash flows must be reported as an adjustment to retained earnings. The adoption of this Staff Position resulted in a $33 million reduction in retained earnings at the beginning of fiscal 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning subsequent to November 15, 2007. We will adopt this Statement in the first quarter of 2008 and currently are evaluating its impact on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risks

Our financial results are affected by changes in U.S. and foreign interest rates. As part of managing this risk, we enter into interest rate exchange agreements to convert certain floating-rate debt to fixed-rate debt and vice versa. The overall objective of our interest rate risk management is to achieve a prudent balance between floating- and fixed-rate debt. We continually monitor our mix of floating- and fixed-rate debt and adjust the mix, as necessary, based on our evaluation of internal and external factors. The difference between the rates our Manufacturing group received and the rates it paid on interest rate exchange agreements did not significantly impact interest expense in 2006, 2005 or 2004.

Our Finance group limits its risk to changes in interest rates with its strategy of matching floating-rate assets with floating-rate liabilities. This strategy includes the use of interest rate exchange agreements. At December 30, 2006, floating-rate liabilities in excess of floating-rate assets were $431 million, net of $2.9 billion of interest rate exchange agreements that effectively converted fixed-rate debt to a floating-rate equivalent, and $46 million of interest rate exchange agreements that effectively converted fixed-rate finance receivables to a floating-rate equivalent. Interest rate exchange agreements designated as hedges of debt had the net effect of increasing interest expense for our Finance group by $27 million in 2006 and decreasing interest expense by $11 million and $40 million in 2005 and 2004, respectively.

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For 2006, the impact of foreign exchange rate changes from 2005 increased revenues by approximately $11 million (0.1%) and increased segment profit by approximately $2 million (0.2%).

For our manufacturing operations, we manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency so that certain exposures are naturally offset. We primarily use borrowings denominated in euro and British pound sterling for these purposes.

In managing its foreign currency transaction exposures, we also enter into foreign currency forward exchange and option contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign exchange contracts, foreign currency options and currency swaps was approximately $765 million at the end of 2006 and $699 million at the end of 2005.

Quantitative Risk Measures

In the normal course of business, we enter into financial instruments for purposes other than trading. To quantify the market risk inherent in our financial instruments, we utilize a sensitivity analysis. The financial instruments that are subject to market risk (interest rate risk, foreign exchange rate risk and equity price risk) include finance receivables (excluding lease receivables), debt (excluding lease obligations), interest rate exchange agreements, foreign currency exchange contracts and marketable security price forward contracts.

Presented below is a sensitivity analysis of the fair value of financial instruments outstanding at year-end. We estimate the fair value of the financial instruments using discounted cash flow analysis and independent investment bankers. This sensitivity analysis is most likely not indicative of actual results in the future. The following table illustrates the sensitivity to a hypothetical change in the fair value of the financial instruments assuming a 10% decrease in interest rates, a 10% strengthening in exchange rates against the U.S. dollar and a 10% decrease in the quoted market price of the marketable equity security.

	2006			2005
			Sensitivity of			Sensitivity of
			Fair Value			Fair Value
	Carrying	Fair	to a 10%	Carrying	Fair	to a 10%
(In millions)	Value*	Value*	Change	Value*	Value*	Change
Interest rate risk
Manufacturing group:
Debt	$(1,800)	$(1,833)	$(36)	$(1,934)	$(2,012)	$(36)
Interest rate exchanges	(8)	(8)	2	(10)	(10)	3
Finance group:
Finance receivables	7,019	6,982	27	5,589	5,515	32
Interest rate exchanges – receivables	1	1	1	8	8	3
Debt	(6,862)	(6,868)	(82)	(5,420)	(5,423)	(92)
Interest rate exchanges – debt	(52)	(52)	31	(47)	(47)	32
Foreign exchange rate risk
Manufacturing group:
Debt	(741)	(756)	(76)	(932)	(974)	(97)
Foreign currency exchange contracts	12	12	58	23	23	56
Equity price risk
Manufacturing group:
Marketable security price forward contracts	24	24	(14)	10	10	(13)

* The value represents an asset or (liability).

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: [a] changes in worldwide economic and political conditions that impact demand for our products, interest rates and foreign exchange rates; [b] the interruption of production at Textron facilities or Textron’s customers or suppliers; [c] Textron’s ability to perform as anticipated and to control costs under contracts with the U.S. Government; [d] the U.S. Government’s ability to unilaterally modify or terminate its contracts with Textron for the U.S. Government’s convenience or for Textron’s failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar Textron as a contractor eligible to receive future contract awards; [e] changes in national or international funding priorities and government policies on the export and import of military and commercial products; [f] the ability to control costs and successful implementation of various cost-reduction programs; [g] the timing of new product launches and certifications of new aircraft products; [h] the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied or where Textron Financial Corporation offers financing; [i] changes in aircraft delivery schedules or cancellation of orders; [j] the impact of changes in tax legislation; [k] the extent to which Textron is able to pass raw material price increases through to customers or offset such price increases by reducing other costs; [l] Textron’s ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; [m] Textron’s ability to realize full value of receivables; [n] the availability and cost of insurance; [o] increases in pension expenses and other postretirement employee costs; [p] Textron Financial Corporation’s ability to maintain portfolio credit quality; [q] Textron Financial Corporation’s access to debt financing at competitive rates; [r] uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; [s] performance of acquisitions; [t] the efficacy of research and development investments to develop new products; [u] the launching of significant new products or programs which could result in unanticipated expenses; and [v] bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in Textron’s supply chain or difficulty in collecting amounts owed by such customers.

Further information on risks and uncertainties that may impact forward-looking statements is discussed under “Risk Factors” on pages 6 through 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the related reports of our independent registered public accounting firm thereon are included in this Annual Report on Form 10-K on the pages indicated below.

All other schedules are omitted either because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

Report of Management

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s best estimates and judgments. Management also is responsible for establishing and maintaining adequate internal control over financial reporting for Textron Inc. as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006.

The independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements of Textron Inc. and has issued an attestation report on our assessment of the effectiveness of Textron’s internal control over financial reporting as of December 30, 2006, as stated in its reports, which are included herein.

We conduct our business in accordance with the standards outlined in the Textron Business Conduct Guidelines, which are communicated to all employees. Honesty, integrity and high ethical standards are the core values of how we conduct business. Every Textron business prepares and carries out an annual Compliance Plan to ensure these values and standards are maintained. Our internal control structure is designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded and that transactions are properly executed and recorded. The internal control structure includes, among other things, established policies and procedures, an internal audit function, and the selection and training of qualified personnel. Textron’s management is responsible for implementing effective internal control systems and monitoring their effectiveness, as well as developing and executing an annual internal control plan.

The Audit Committee of our Board of Directors, on behalf of the shareholders, oversees management’s financial reporting responsibilities. The Audit Committee, composed of four directors who are not officers or employees of Textron, meets regularly with the independent auditors, management and our internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the independent auditors and the internal auditors have free and full access to senior management and the Audit Committee.

/s/ Lewis B. Campbell	/s/ Ted R. French
Lewis B. Campbell	Ted R. French
Chairman, President and Chief	Executive Vice President and
Executive Officer	Chief Financial Officer

February 14, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Textron Inc.

We have audited management’s assessment, included in the accompanying Report of Management, that Textron Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Textron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Textron Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Textron Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Textron Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 30, 2006 of Textron Inc. and our report dated February 14, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 14, 2007

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule

To the Board of Directors and Shareholders of Textron Inc.

We have audited the accompanying consolidated balance sheets of Textron Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule contained on page 76. These financial statements and schedule are the responsibility of Textron Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Inc. at December 30, 2006 and December 31, 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Textron Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2007 expressed an unqualified opinion thereon.

As discussed in Note 12 to the consolidated financial statements, in 2006 Textron Inc. adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statement Nos. 87, 88, 106, and 132(R)”, and as discussed in Note 11 to the consolidated financial statements, in 2005 Textron Inc. adopted SFAS No. 123 (Revised 2004), “Share-Based Payment”.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 14, 2007

Consolidated Statements of Operations

For each of the years in the three-year period ended December 30, 2006

(In millions, except per share amounts)	2006	2005	2004
Revenues
Manufacturing revenues	$10,692	$9,415	$7,773
Finance revenues	798	628	545
Total revenues	11,490	10,043	8,318
Costs, expenses and other
Cost of sales	8,528	7,464	6,206
Selling and administrative	1,523	1,403	1,209
Interest expense, net	438	290	246
Provision for losses on finance receivables	26	29	58
Special charges	—	118	59
Total costs, expenses and other	10,515	9,304	7,778
Income from continuing operations before income taxes	975	739	540
Income taxes	(269)	(223)	(165)
Income from continuing operations	706	516	375
Loss from discontinued operations, net of income taxes	(105)	(313)	(10)
Net income	$601	$203	$365
Per common share:
Basic:
Income from continuing operations	$5.53	$3.86	$2.73
Loss from discontinued operations, net of income taxes	(0.82)	(2.34)	(0.07)
Net income	$4.71	$1.52	$2.66
Diluted:
Income from continuing operations	$5.43	$3.78	$2.68
Loss from discontinued operations, net of income taxes	(0.81)	(2.29)	(0.07)
Net income	$4.62	$1.49	$2.61

See Notes to the consolidated financial statements.

Consolidated Balance Sheets

As of December 30, 2006 and December 31, 2005

(Dollars in millions, except share data)	2006	2005
Assets
Manufacturing group
Cash and cash equivalents	$733	$786
Accounts receivable, net	964	891
Inventories	2,069	1,712
Other current assets	448	464
Assets of discontinued operations	73	1,122
Total current assets	4,287	4,975
Property, plant and equipment, net	1,773	1,574
Goodwill	1,257	979
Other assets	1,233	1,530
Total Manufacturing group assets	8,550	9,058
Finance group
Cash	47	10
Finance receivables, net	8,217	6,667
Goodwill	169	169
Other assets	567	595
Total Finance group assets	9,000	7,441
Total assets	$17,550	$16,499
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$80	$275
Accounts payable	814	677
Accrued liabilities	1,958	1,749
Liabilities of discontinued operations	142	446
Total current liabilities	2,994	3,147
Other liabilities	2,329	2,026
Long-term debt	1,720	1,659
Total Manufacturing group liabilities	7,043	6,832
Finance group
Other liabilities	499	510
Deferred income taxes	497	461
Debt	6,862	5,420
Total Finance group liabilities	7,858	6,391
Total liabilities	14,901	13,223
Shareholders’ equity
Capital stock:
Preferred stock:
$2.08 Cumulative Convertible Preferred Stock, Series A (liquidation value $11)	4	4
$1.40 Convertible Preferred Dividend Stock, Series B (preferred only as to dividends)	6	6
Common stock (208,983,713 and 205,613,104 shares issued and 125,595,770 and 130,184,723 outstanding)	26	26
Capital surplus	1,786	1,533
Retained earnings	6,211	5,808
Accumulated other comprehensive loss	(644)	(78)
	7,389	7,299
Less cost of treasury shares	4,740	4,023
Total shareholders’ equity	2,649	3,276
Total liabilities and shareholders’ equity	$17,550	$16,499

See Notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For each of the years in the three-year period ended December 30, 2006

	Shares Outstanding*			Dollars
	(In thousands)			(In millions)
	2006	2005	2004	2006	2005	2004
$2.08 Preferred stock
Beginning balance	84	105	112	$4	$4	$4
Conversion to common stock	(6)	(21)	(7)	—	—	—
Ending balance	78	84	105	$4	$4	$4
$1.40 Preferred stock
Beginning balance	47	50	52	$6	$6	$6
Conversion to common stock	(6)	(3)	(2)	—	—	—
Ending balance	41	47	50	$6	$6	$6
Common stock
Beginning balance	130,185	135,373	137,238	$26	$25	$25
Purchases	(8,574)	(8,035)	(6,534)	—	—	—
Exercise of stock options	3,317	2,149	4,351	—	1	—
Conversion of preferred stock to common stock	51	101	41	—	—	—
Other issuances of common stock	617	597	277	—	—	—
Ending balance	125,596	130,185	135,373	$26	$26	$25
Capital surplus
Beginning balance				$1,533	$1,369	$1,148
Conversion of preferred stock to common stock				—	1	—
Exercise of stock options and stock-based compensation				253	163	221
Ending balance				$1,786	$1,533	$1,369
Retained earnings
Beginning balance				$5,808	$5,792	$5,606
Net income				601	203	365
Dividends declared ($1.55, $1.40 and $1.33 per share, respectively)				(198)	(187)	(179)
Ending balance				$6,211	$5,808	$5,792
Treasury stock
Beginning balance				$4,023	$3,447	$3,035
Purchases of common stock				750	606	425
Issuance of common stock				(33)	(30)	(13)
Ending balance				$4,740	$4,023	$3,447
Accumulated other comprehensive loss
Beginning balance				$(78)	$(97)	$(64)
Currency translation adjustment				(2)	(17)	97
Deferred (losses) gains on hedge contracts				(14)	2	4
Unrealized losses on securities				—	—	(3)
Pension and postretirement benefit adjustments				(550)	34	(131)
Other comprehensive (loss) income and adjustments				(566)	19	(33)
Ending balance				$(644)	$(78)	$(97)
Comprehensive income
Net income				$601	$203	$365
Other comprehensive (loss) income				81	19	(33)
Comprehensive income				$682	$222	$332

*      Shares issued at the end of 2006, 2005 and 2004 were as follows (In thousands): $2.08 Preferred – 147, 153 and 174 shares, respectively; $1.40 Preferred – 527, 534 and 537 shares, respectively; Common – 208,984, 205,613 and 203,361 shares, respectively.

See Notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended December 30, 2006

	Consolidated
(In millions)	2006	2005	2004
Cash flows from operating activities:
Net income	$601	$203	$365
Loss from discontinued operations	105	313	10
Income from continuing operations	706	516	375
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	—	—	—
Depreciation and amortization	290	303	280
Provision for losses on finance receivables	26	29	58
Special charges	—	118	59
Share-based compensation	30	28	8
Deferred income taxes	37	17	29
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(14)	(87)	(3)
Inventories	(427)	(188)	(201)
Other assets	107	26	25
Accounts payable	115	173	(8)
Accrued and other liabilities	401	77	414
Captive finance receivables, net	(324)	(100)	(105)
Other operating activities, net	70	40	18
Net cash provided by operating activities of continuing operations	1,017	952	949
Net cash (used in) provided by operating activities of discontinued operations	(48)	84	1
Net cash provided by operating activities	969	1,036	950
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(11,225)	(10,116)	(9,725)
Repaid	9,534	8,982	8,762
Proceeds on receivables sales and securitization sales	493	237	264
Net cash used in acquisitions	(502)	(28)	(5)
Net proceeds from sale of businesses	8	(1)	3
Capital expenditures	(431)	(365)	(250)
Proceeds on sale of property, plant and equipment	7	6	16
Proceeds on sale of investments	—	—	38
Other investing activities, net	54	62	97
Net cash used in investing activities of continuing operations	(2,062)	(1,223)	(800)
Net cash provided by (used in) investing activities of discontinued operations	653	28	(18)
Net cash used in investing activities	(1,409)	(1,195)	(818)
Cash flows from financing activities:
Increase (decrease) in short-term debt	337	171	788
Proceeds from issuance of long-term debt	2,000	1,957	963
Principal payments and retirements of long-term debt and mandatorily redeemable preferred securities	(1,137)	(1,178)	(1,664)
Proceeds from employee stock ownership plans	173	106	187
Purchases of Textron common stock	(761)	(597)	(415)
Dividends paid	(244)	(189)	(135)
Dividends paid to Manufacturing group	—	—	—
Capital contributions paid to Finance group	—	—	—
Excess tax benefit received on share-based payments	31	14	—
Net cash provided by (used in) financing activities of continuing operations	399	284	(276)
Net cash provided by (used in) financing activities of discontinued operations	2	(1)	—
Net cash provided by (used in) financing activities	401	283	(276)
Effect of exchange rate changes on cash and cash equivalents	23	(25)	33
Net (decrease) increase in cash and cash equivalents	(16)	99	(111)
Cash and cash equivalents at beginning of year	796	697	808
Cash and cash equivalents at end of year	$780	$796	$697
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$16	$15	$44

See Notes to the consolidated financial statements.

	Manufacturing Group*			Finance Group*
(In millions)	2006	2005	2004	2006	2005	2004
Cash flows from operating activities:
Net income	$601	$203	$365	$152	$111	$94
Loss from discontinued operations	105	313	10	1	3	—
Income from continuing operations	706	516	375	153	114	94
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	(73)	(14)	(23)	—	—	—
Depreciation and amortization	251	257	234	39	46	46
Provision for losses on finance receivables	—	—	—	26	29	58
Special charges	—	118	59	—	—	—
Share-based compensation	30	28	8	—	—	—
Deferred income taxes	(1)	10	(40)	38	7	69
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(14)	(87)	(3)	—	—	—
Inventories	(379)	(181)	(171)	—	—	—
Other assets	87	(6)	2	8	14	2
Accounts payable	115	173	(8)	—	—	—
Accrued and other liabilities	335	42	524	66	35	(110)
Captive finance receivables, net	—	—	—	—	—	—
Other operating activities, net	62	38	16	8	2	2
Net cash provided by operating activities of continuing operations	1,119	894	973	338	247	161
Net cash (used in) provided by operating activities of discontinued operations	(35)	87	1	(13)	(3)	—
Net cash provided by operating activities	1,084	981	974	325	244	161
Cash flows from investing activities:
Finance receivables:
Originated or purchased	—	—	—	(12,240)	(10,940)	(10,617)
Repaid	—	—	—	10,205	9,560	9,359
Proceeds on receivables sales and securitization sales	—	—	—	513	383	394
Net cash used in acquisitions	(338)	(28)	(5)	(164)	—	—
Net proceeds from sale of businesses	8	(1)	3	—	—	—
Capital expenditures	(419)	(356)	(238)	(12)	(9)	(12)
Proceeds on sale of property, plant and equipment	7	23	38	—	—	—
Proceeds on sale of investments	—	—	38	—	—	—
Other investing activities, net	—	—	6	18	56	120
Net cash used in investing activities of continuing operations	(742)	(362)	(158)	(1,680)	(950)	(756)
Net cash provided by (used in) investing activities of discontinued operations	653	28	(18)	—	—	—
Net cash used in investing activities	(89)	(334)	(176)	(1,680)	(950)	(756)
Cash flows from financing activities:
Increase (decrease) in short-term debt	(242)	277	1	579	(106)	787
Proceeds from issuance of long-term debt	5	403	14	1,995	1,554	949
Principal payments and retirements of long-term debt and mandatorily redeemable preferred securities	(16)	(417)	(360)	(1,121)	(761)	(1,304)
Proceeds from employee stock ownership plans	173	106	187	—	—	—
Purchases of Textron common stock	(761)	(597)	(415)	—	—	—
Dividends paid	(244)	(189)	(135)	—	—	—
Dividends paid to Manufacturing group	—	—	—	(80)	(100)	(71)
Capital contributions paid to Finance group	(18)	—	—	18	—	—
Excess tax benefit received on share-based payments	31	14	—	—	—	—
Net cash provided by (used in) financing activities of continuing operations	(1,072)	(403)	(708)	1,391	587	361
Net cash provided by (used in) financing activities of discontinued operations	2	(1)	—	—	—	—
Net cash provided by (used in) financing activities	(1,070)	(404)	(708)	1,391	587	361
Effect of exchange rate changes on cash and cash equivalents	22	(27)	29	1	2	4
Net (decrease) increase in cash and cash equivalents	(53)	216	119	37	(117)	(230)
Cash and cash equivalents at beginning of year	786	570	451	10	127	357
Cash and cash equivalents at end of year	$733	$786	$570	$47	$10	$127
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$16	$15	$44	$—	$—	$—

*      Textron is segregated into a Manufacturing group and a Finance group as described in Note 1 to the consolidated financial statements. The Finance group’s pre-tax income in excess of dividends paid is excluded from the Manufacturing group’s cash flows. All significant transactions between the borrowing groups have been eliminated from the consolidated column.

See Notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Financial Statement Presentation

Our consolidated financial statements include the accounts of Textron Inc. and all of its majority-owned subsidiaries and variable interest entities that are required to be consolidated. See Note 18 for the variable interest entities included within these consolidated financial statements.

Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc., consolidated with the entities that operate in the Bell, Cessna and Industrial segments, while the Finance group consists of the Finance segment, comprised of Textron Financial Corporation and its subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the consolidated financial statements.

Through our Finance group, we provide diversified commercial financing to third parties. In addition, this group finances retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group, otherwise known as captive financing. In the consolidated statements of cash flows, cash received from customers or from securitizations is reflected as operating activities when received. However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group. For example, when product is sold by our Manufacturing group to a customer that is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow on our Finance group’s statement of cash flows. Meanwhile, the Manufacturing group records the cash received from the Finance group on the customer’s behalf within operating cash flows as a cash inflow on our Manufacturing group’s statement of cash flows. Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing. These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated in consolidation.

Certain amounts have been reclassified to conform to the current year presentation.

Use of Estimates

We prepare our financial statements in conformity with generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are used in accounting for, among other items, long-term contracts, inventory valuation, residual values of leased assets, allowance for credit losses on receivables, the amount and timing of future cash flows expected to be received on impaired loans, product liability, workers’ compensation, actuarial assumptions for the pension and postretirement plans, future cash flows associated with goodwill and long-lived asset valuations, and environmental and warranty reserves. Our estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and our assessments of the probable future outcomes of these matters. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period that they are determined.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.

Revenue Recognition

We generally recognize revenue from the sale of our products that are not under long-term contracts upon delivery. For commercial aircraft, delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risk and rewards of ownership. Service revenue is recognized when the service is performed.

When a sale arrangement involves multiple elements, such as sales of products that include customization and other services, we evaluate the arrangement to determine whether there are separate items that are required to be delivered under the arrangement that qualify to be recorded as separate units of accounting. We then allocate the total fee from the arrangement to each unit of accounting based on its relative fair value, taking into consideration any performance, cancellation, termination or refund type provisions. Fair value generally is established for each unit of accounting using the sales price charged when the same or similar items are sold separately. We recognize revenue when the recognition criteria for each unit of accounting are met.

Leases – Certain qualifying noncancelable aircraft and other product lease contracts are accounted for as sales-type leases. Upon delivery, we record the present value of all payments (net of executory costs and any guaranteed residual values) under these leases as revenues, and the related costs of the product are charged to cost of sales. For lease financing transactions that do not qualify as sales-type leases, we record revenue as earned over the lease period.

Aircraft sales in which we guarantee our customer a minimum future resale value are viewed as leases in accordance with Emerging Issues Task Force No. 95-1, “Revenue Recognition on Sales with a Guaranteed Minimum Resale Value.” To determine whether the transaction should be classified as an operating lease or as a sales-type lease, the minimum lease payments generally represent the difference between a) the proceeds upon the equipment’s initial transfer and b) the present value of the residual value guarantee to the purchaser as of the first exercise date of the guarantee, less proceeds from any residual value insurance obtained. To assess the market value of the aircraft, we use industry publications as well as actual sales of used aircraft. These market value assessments are adjusted based on available information related to the individual aircraft and any physical condition minimums required by the arrangement. Losses are recorded currently if the projected market value of the aircraft at the exercise date is less than the guaranteed amount.

Long-Term Contracts – Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under the percentage-of-completion method, we estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the contract term based on either input (e.g., costs incurred under the cost-to-cost method which is typically used for development effort) or output (e.g., units delivered under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances. Revenues under fixed-price contracts generally are recorded using the units-of-delivery method. However, certain fixed-price contracts provide for periodic delivery after a lengthy period of time over which significant costs are incurred or require a significant amount of development effort in relation to total contract volume. Revenues under those contracts and all cost-reimbursement-type contracts are recorded using the cost-to-cost method.

Our long-term contract profits are based on estimates of total contract cost and revenue utilizing current contract specifications, expected engineering requirements and the achievement of contract milestones, including product deliveries. Certain contracts are awarded with fixed-price incentive fees which also are considered when estimating revenues and profit rates. Contract costs typically are incurred over a period of several years, and the estimation of these costs requires substantial judgment. We review and revise these estimates periodically throughout the contract term. Revisions to contract profits are recorded when the revisions to estimated revenues or costs are made. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

Our Bell Helicopter business has a joint venture with The Boeing Company (“Boeing”) to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (the “V-22 Contracts”). The V-22 Contracts include the development contract and various production release contracts (i.e., lots) that may run concurrently with multiple earlier lots still being produced as new lots are started. The development contract and the first three production lots are under cost-reimbursement-type contracts, while subsequent lots are under fixed-price-type contracts. We account for the first three fixed-price incentive contract lots using the cost-to-cost method, primarily as a result of the significant engineering effort required over a lengthy period of time during the initial development phase in relation to total contract volume. The production releases on the first six production lots include separately contracted modifications to meet additional requirements of the U.S. Government’s Blue Ribbon Panel. The development effort for new production releases was considered substantially complete at the beginning of 2003 since a consistent production specification had been met with these units incorporating many of the required modifications on the production line. Accordingly, revenue is recognized on the new production releases that began in 2003 using the units-of-delivery method.

Our joint venture agreement with Boeing creates contractual, rather than ownership, rights related to the V-22. Accordingly, we do not account for this joint venture under the equity method of accounting. We account for all of our rights and obligations under the specific requirements of the V-22 Contracts allocated to us under the joint venture agreement. Revenues and cost of sales reflect our performance under the V-22 Contracts. We include all assets used in performance of the V-22 Contracts that we own, including inventory and unpaid receivables, and all liabilities arising from our obligations under the V-22 Contracts in the consolidated balance sheets.

Finance Revenues – Finance revenues include interest on finance receivables, direct loan origination costs and fees received. We recognize interest using the interest method to provide a constant rate of return over the terms of the receivables. Revenues on direct loan origination costs and fees received are deferred and amortized to finance revenues over the contractual lives of the respective receivables using the interest method. When receivables are sold or prepaid, unamortized amounts are recognized in revenues. We generally suspend the accrual of interest income for accounts that are contractually delinquent by more than three months. In addition, detailed reviews of loans may result in earlier suspension. We resume the accrual of interest when the loan becomes contractually current and recognize the suspended interest income at that time. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce loan principal.

Losses on Finance Receivables

Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio. We evaluate the allowance by examining current delinquencies, characteristics of the existing accounts, historical loss experience, underlying collateral value, and general economic conditions and trends. In addition, for larger balance commercial loans, we consider borrower specific information, industry trends and estimated discounted cash flows. Finance receivables generally are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date when the collateral is repossessed or when no payment has been received for six months. Finance receivables are charged off when they are deemed to be uncollectible.

Loan Impairment

We periodically evaluate our finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We also identify loans that are considered impaired due to the significant modification of the original loan terms. These modified loans reflect deferred principal payments, generally at market interest rates, and continue to accrue finance charges since collection of principal and interest is not doubtful. We measure impairment by comparing the fair value of a loan with its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, if the loan is collateral dependent, at the fair value of the collateral, less selling costs. If the fair value of the loan is less than its carrying amount, we establish a reserve based on this difference.

Securitized Transactions

Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. Through our Finance group, we sell or securitize loans and leases and may retain an interest in the assets sold in the form of servicing responsibilities and subordinated interests, including interest-only securities, seller certificates and cash reserves. These retained interests are subordinate to other investors’ interests in the securitizations. A gain or loss on the sale of the loans or leases depends, in part, on the previous carrying amount of the finance assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer.

Retained interests are recorded at fair value in other assets. We estimate the fair value based on the present value of future expected cash flows using our best estimates of key assumptions: credit losses, prepayment speeds, discount rates and forward interest rate yield curves commensurate with the risks involved. Each quarter we review the fair values of the retained interests using updated assumptions and compare such amounts with the carrying value of the retained interests. When the carrying value exceeds the fair value of the retained interests and the decline in fair value is determined to be other than temporary, we write down the retained interest to fair value with a corresponding charge to earnings. When a change in the fair value of the retained interest is deemed temporary, any unrealized gains or losses are included in shareholders’ equity as a component of accumulated other comprehensive loss.

Investments

We classify our investments in marketable equity securities as available for sale. We record these investments at fair value in other assets with any unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive loss, net of income taxes. Investments in non-marketable equity securities are accounted for under either the cost or equity method of accounting. For investments in joint ventures for which we do not have control or are not the primary beneficiary, but where we do have the ability to exercise significant influence over the venture’s operating and financial policies, we use the equity method.

We periodically review our investment securities for impairment based on criterion that include the duration of the market value decline, our ability to hold to recovery, information regarding the market and industry trends for the investee’s business, the investee’s financial strength and specific prospects, and investment analyst reports, if available. If a decline in the fair value of an investment security is judged to be other than temporary, we write down the cost basis to fair value with a corresponding charge to earnings.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. We value our inventories generally using the first-in, first-out method (“FIFO”) or the last-in, first-out (“LIFO”) method for certain qualifying inventories in the U.S. We determine costs for our commercial helicopters on an average cost basis by model considering the expended and estimated costs for the current production release. Costs on long-term contracts represent costs incurred for production, allocable operating overhead, advances to suppliers, and, in the case of contracts with the

U.S. Government, allocable research and development and general and administrative expenses. Pursuant to contract provisions, agencies of the U.S. Government have title to, or security interest in, inventories related to such contracts as a result of advances, performance-based payments and progress payments. Such advances and payments are reflected as an offset against the related inventory balances. In accordance with industry practice, our inventoried costs include amounts related to contracts with long production cycles, a portion of which is not expected to be realized within one year.

Customer deposits are recorded against inventory when the right of offset exists. All other customer deposits are recorded in accrued liabilities.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated primarily using the straight-line method. Land improvements and buildings are depreciated primarily over estimated lives ranging from five to 40 years, while machinery and equipment are depreciated primarily over three to 15 years. We capitalize expenditures for improvements that increase asset values and extend useful lives.

Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying value of the asset held for use exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is written down to fair value. Long-lived assets held for sale are stated at the lower of cost or fair value less cost to sell. Fair value is determined using pertinent market information, including appraisals or brokers’ estimates and/or estimated future discounted cash flows.

Goodwill

We evaluate the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of a reporting unit might be impaired. The reporting unit represents the operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case such component is the reporting unit. In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established primarily using a discounted cash flow methodology. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts. When available, comparative market multiples are used to corroborate discounted cash flow results.

Derivative Financial Instruments

We are exposed to market risk primarily from changes in interest rates, currency exchange rates and securities pricing. To manage the volatility relating to these exposures, we net these exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices. All derivative instruments are reported on the consolidated balance sheets at fair value. Designation to support hedge accounting is performed on a specific exposure basis. We record changes in fair value of financial instruments qualifying as fair value hedges in income, offset, in part or in whole, by corresponding changes in the fair value of the underlying exposures being hedged. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive (loss) income, net of deferred taxes. We report changes in fair value of derivatives not qualifying as hedges in income. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Foreign currency denominated assets and liabilities are translated into U.S. dollars with the adjustments from the currency rate changes recorded in the cumulative translation adjustment account in shareholders’ equity until the related foreign entity is sold or substantially liquidated. We use foreign currency financing transactions, including currency swaps, to effectively hedge long-term investments in foreign operations with the same corresponding currency. Foreign currency gains and losses on the hedge of the long-term investments are recorded in the cumulative translation adjustment account with the offset recorded as an adjustment to the non-U.S. dollar financing liability.

Fair Values of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable, and variable-rate receivables and debt approximates the carrying value of these financial instruments. We determine the estimated fair values of other financial instruments, including debt, equity and risk management instruments, using available market information and valuation methodologies, primarily discounted cash flow analysis or independent investment bankers.

Product and Environmental Liabilities

We accrue product liability claims on the occurrence method when a loss is probable and reasonably estimable based on historical experience and the insurance coverage and deductibles in effect at the date of the incident.

Liabilities for environmental matters are recorded on a site-by-site basis when it is probable that an obligation has been incurred and the cost can be reasonably estimated. Our environmental liabilities are undiscounted and do not take into consideration possible future insurance proceeds or significant amounts from claims against other third parties.

Research and Development Costs

Research and development costs that are either not specifically covered by contracts or represent our share under cost-sharing arrangements are charged to expense as incurred. Research and development costs incurred under contracts with others are reported as cost of sales over the period that revenue is recognized.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not that we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income.

Recently Announced Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation in the first quarter of 2007 and do not expect the adoption to have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Staff Position FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This Staff Position amends Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” and requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged lease. In accordance with this guidance, the difference between the revised calculation of earnings since lease inception and the actual amount of cumulative earnings recognized is recorded in income from continuing operations. We are required to adopt this guidance in the first quarter of 2007. Upon adoption, the estimated change in the projected cash flows must be reported as an adjustment to retained earnings. The adoption of this Staff Position resulted in a $33 million reduction in retained earnings at the beginning of fiscal 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning subsequent to November 15, 2007. We will adopt this Statement in the first quarter of 2008 and currently are evaluating its impact on our financial position and results of operations.

Note 2. Discontinued Operations

Our consolidated financial statements and related footnote disclosures reflect the sold businesses of Fastening Systems, InteSys, OmniQuip and the Small Business Direct financing business as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We generally use a centralized approach to the cash management and financing of our manufacturing operations and, accordingly, do not allocate debt or interest expense to our discontinued businesses. Any debt and related interest expense of a specific entity within a business is recorded by the respective entity. General corporate overhead previously allocated to the businesses for reporting purposes is excluded from amounts reported as discontinued operations.

In August 2006, we completed the sale of our Fastening Systems business to Platinum Equity, a private equity investment firm, for approximately $613 million in cash and the assumption of $16 million of net indebtedness and certain liabilities. There was no gain or loss recorded upon completion of the sale. The purchase price is subject to final adjustment based on the audited net asset value, net debt and cash balances at the closing date. We currently are negotiating with Platinum Equity and expect to finalize the purchase price in early 2007.

Prior to the consummation of the sale of the Fastening Systems business, we recorded impairment and other charges of $120 million in 2006 and $387 million in 2005, which are described below.

In September 2005, our Board of Directors approved management’s recommendation to explore strategic alternatives for the Fastening Systems business. Based on the approval of this recommendation and the likelihood of execution, we determined that an impairment indicator existed for both the Fastening Systems’ goodwill and its long-lived assets. In our assessment of potential impairment of the goodwill, we estimated the fair value of the business using independent third-party valuations. This fair value amount then was compared with the carrying amount of the business. As the carrying amount exceeded the fair value, we then measured the amount of goodwill impairment loss. The excess of the fair value of the business over the fair value amounts assigned to its assets and liabilities represents the implied fair value of goodwill. The carrying amount of the goodwill exceeded the implied fair value of that goodwill, resulting in an impairment loss of $335 million, which was recorded in the third quarter of 2005.

In December 2005, our Board of Directors authorized the divestiture of the Fastening Systems business, and we recorded an after-tax charge of approximately $52 million, which included $37 million related to previously deferred foreign currency translation losses and $7 million in curtailment losses for employee retirement plans. After these charges, we assessed the estimated fair value of the business and determined that no further adjustment to the carrying value was required at that time. In the second quarter of 2006, we recorded an additional $120 million after-tax impairment charge to record the business at the estimated fair value less cost to sell at that time based on offers received from potential purchasers.

In 2005, we recorded a net $46 million gain on disposal primarily related to a tax benefit recorded upon the sale of InteSys.

Operating results of these discontinued businesses, primarily related to Fastening Systems, are as follows:

(In millions)	2006	2005	2004
Revenue	$1,101	$1,936	$1,994
(Loss) income from discontinued operations before special charges	(94)	(388)	72
Special charges	—	(11)	(91)
Loss from discontinued operations	(94)	(399)	(19)
Income tax (expense) benefit	(11)	40	9
Operating loss from discontinued operations, net of income taxes	(105)	(359)	(10)
Gain on disposal, net of income taxes	—	46	—
Loss from discontinued operations, net of income taxes	$(105)	$(313)	$(10)

At December 30, 2006, assets of discontinued operations included current assets of $69 million related to the sale of the Fastening Systems business, and liabilities of discontinued operations included current liabilities of $57 million, representing liabilities retained upon the sale of the Fastening Systems business.

Note 3. Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions

In 2006, we acquired three businesses for a total cost of $338 million in the Bell segment and $164 million in the Finance segment, all of which were paid for in cash. These acquisitions include the following:

•                     Overwatch Systems (“Overwatch”), a developer and provider of intelligence analysis software tools for the defense industry, was acquired on December 1.

•                     Innovative Survivability Technologies, Inc., a supplier of innovative defensive systems to military and homeland security customers, was acquired on July 19.

•                     Electrolux Financial Corporation’s dealer inventory finance business, which provides consumer appliance and electronics dealers with wholesale inventory financing, was acquired on June 30.

The operating results of these businesses have been included in the consolidated financial statements since the date of each respective acquisition. Pro forma information has not been included as the amounts are immaterial.

In connection with these acquisitions, we recorded $259 million of goodwill in the Bell segment and $112 million of identifiable intangible assets. The intangible assets and the weighted-average amortization periods are as follows: $37 million in unpatented technology (nine years), $35 million in customer agreements (15 years), $17 million in trademarks (nine years) and $23 million in other intangible assets (five to 10 years).

The purchase price for Overwatch is subject to adjustment based on actual working capital, cash and debt balances at the closing date. We have allocated the purchase price of this business to the estimated fair value of the net tangible and intangible assets acquired, with any excess recorded as goodwill. These estimates are preliminary as of the end of 2006 as we are awaiting the completion of the identification and valuation of intangible assets acquired. We expect these analyzes to be completed during the first half of 2007, along with the finalization of the purchase price.

CitationShares is our joint venture with TAG Aviation USA, Inc. (“TAG”) to sell fractional share interests in business jets and limited advance purchase jet charter. On June 30, 2004, we acquired an additional 25% interest in CitationShares from TAG for cash and the assumption of debt guarantees previously provided by TAG. As a result of this transaction, we owned 75% of CitationShares and consolidated its financial results prospectively as of June 30, 2004. In 2006 and 2005, our ownership interest was 86% and 82% as a result of additional capital contributions of $11 million and $26 million, respectively.

Additional cash consideration also may be payable to TAG based on CitationShares’ future operating results. TAG has the right to sell its remaining interest to us in the years 2009 through 2011, and we have the right to purchase the remaining interest in 2010 or 2011 for an amount based on a multiple of earnings.

Goodwill

The changes in the carrying amount of goodwill, by segment, are as follows:

(In millions)	Bell	Cessna	Industrial	Finance	Total
Balance at January 3, 2004	$101	$306	$593	$169	$1,169
Acquisitions/dispositions	—	16	(20)	—	(4)
Foreign currency translation	—	—	20	—	20
Other	—	—	(14)	—	(14)
Balance at January 1, 2005	$101	$322	$579	$169	$1,171
Acquisitions	1	—	4	—	5
Foreign currency translation	—	—	(22)	—	(22)
Other	—	—	(6)	—	(6)
Balance at December 31, 2005	$102	$322	$555	$169	$1,148
Acquisitions	259	—	—	—	259
Foreign currency translation	—	—	21	—	21
Other	—	—	(2)	—	(2)
Balance at December 30, 2006	$361	$322	$574	$169	$1,426

Intangible Assets

All of our acquired intangible assets are subject to amortization and are composed of the following:

	Weighted-
	Average	December 30, 2006			December 31, 2005
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	(In years)	Amount	Amortization	Net	Amount	Amortization	Net
Trademarks	16	$46	$8	$38	$29	$7	$22
Unpatented technology	9	39	1	38	2	—	2
Customer agreements	15	35	1	34	—	—	—
Patents	16	15	9	6	12	8	4
Other	6	32	11	21	12	8	4
		$167	$30	$137	$55	$23	$32

We amortize intangible assets using the straight-line method over the useful lives of the assets. Amortization expense totaled $7 million in 2006, $4 million in 2005 and $6 million in 2004. Amortization expense is estimated to be approximately $15 million in both 2007 and 2008, $14 million in both 2009 and 2010, and $12 million in 2011.

Note 4. Accounts Receivable

Accounts receivable is composed of the following:

	December 30,	December 31,
(In millions)	2006	2005
Commercial	$690	$660
U.S. Government contracts	308	269
	998	929
Less allowance for doubtful accounts	(34)	(38)
	$964	$891

We have unbillable receivables on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $144 million at December 30, 2006 and $125 million at December 31, 2005. Long-term contract receivables due from the U.S. Government exclude significant amounts billed but unpaid due to contractual retainage provisions or subject to collection uncertainty.

Note 5. Finance Receivables and Securitizations

Finance Receivables

Through our Finance group, we provide financial services primarily to the aircraft, golf, vacation interval resort, dealer floorplan and middle market industries under a variety of financing vehicles with various contractual maturities. The contractual maturities of finance receivables outstanding at December 30, 2006 were as follows:

							Finance Receivables
	Contractual Maturities						Outstanding
(In millions)	2007	2008	2009	2010	2010	Thereafter	2006	2005
Distribution finance receivables	$1,519	$559	$233	$44	$66	$2	$2,423	$1,654
Revolving loans	1,422	287	127	60	28	24	1,948	1,633
Installment contracts	273	185	188	165	215	648	1,674	1,374
Golf course and resort mortgages	149	171	137	146	167	290	1,060	1,020
Leveraged leases	(11)	70	35	(5)	14	512	615	569
Finance leases	202	124	101	87	14	62	590	513
	$3,554	$1,396	$821	$497	$504	$1,538	8,310	6,763
Less allowance for credit losses							93	96
							$8,217	$6,667

This table does not necessarily reflect future cash collections as receivables are often repaid or refinanced prior to contractual maturity.

Distribution finance receivables and revolving loans generally mature within one to five years. Distribution finance receivables generally are secured by the inventory of the financed distributor and include floorplan financing for third-party dealers for inventory sold by the E-Z-GO and Jacobsen businesses. Revolving loans are secured by trade receivables, inventory, plant and equipment, pools of vacation interval notes receivables, pools of residential and recreational land loans, and the underlying property.

Installment contracts and finance leases have initial terms ranging from two to 20 years and primarily are secured by the financed equipment. Installment contracts generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan. Finance leases include residual values expected to be realized at contractual maturity. Leases with no significant residual value at the end of the contractual term are classified as installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. Contractual maturities for finance leases classified as installment contracts in the table above include the minimum lease payments, net of the unearned income to be recognized over the life of the lease. Total minimum lease payments and unearned income related to these contracts were $719 million and $222 million, respectively, at December 30, 2006 and $751 million and $164 million, respectively, at December 31, 2005. Minimum lease payments due under these contracts for each of the next five years are as follows: $132 million in 2007, $117 million in 2008, $104 million in 2009, $88 million in 2010 and $97 million in 2011.

Golf course and resort mortgages are secured by real property and generally are limited to 75% or less of the property's appraised market value at loan origination. Golf course mortgages have initial terms ranging from five to seven years with amortization periods from 15 to 25 years. Resort mortgages generally represent construction and inventory loans with terms up to two years.

Leveraged leases are secured by the ownership of the leased equipment and real property and have initial terms up to approximately 30 years. Leveraged leases reflect contractual maturities net of contractual nonrecourse debt payments and include residual values expected to be realized at contractual maturity.

The net investments in finance leases, excluding leases classified as installment contracts, and leveraged leases are provided below:

(In millions)	2006	2005
Finance leases:
Total minimum lease payments receivable	$517	$457
Estimated residual values of leased equipment	267	241
	784	698
Less unearned income	(194)	(185)
Net investment in finance leases	$590	$513
Leveraged leases:
Rental receivable, net of nonrecourse debt	$546	$520
Estimated residual values of leased assets	329	311
	875	831
Less unearned income	(260)	(262)
Investment in leveraged leases	615	569
Deferred income taxes	(410)	(349)
Net investment in leveraged leases	$205	$220

Minimum lease payments due under finance leases for each of the next five years are as follows: $144 million in 2007, $104 million in 2008, $70 million in 2009, $34 million in 2010 and $8 million in 2011.

Our Finance group manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. The total managed and serviced finance receivable portfolio, including owned finance receivables, was $11.4 billion at the end of 2006 and $9.9 billion at the end of 2005. Managed receivables include owned finance receivables and finance receivables sold in securitizations and private transactions where we retain some element of credit risk and continue to service the portfolio.

Our finance receivables are diversified across geographic region, borrower industry and type of collateral. At December 30, 2006, 83% of our finance receivables were distributed throughout the United States, compared with 86% at the end of 2005. The most significant collateral concentration was in general aviation, which accounted for 19% of managed receivables at the end of 2006 and 2005. Industry concentrations in the golf and vacation interval industries each accounted for 16% and 13%, respectively, of managed receivables at December 30, 2006, compared with 17% and 13%, respectively at the end of 2005.

Transactions between Finance and Manufacturing Groups

A portion of our Finance group’s business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group. The captive finance receivables for these inventory sales that are included in our Finance group’s balance sheets are composed of the following:

	December 30,	December 31,
(In millions)	2006	2005
Installment contracts	$912	$628
Distribution finance	73	51
Finance leases	487	400
Total	$1,472	$1,079

Operating agreements specify that our Finance group has recourse to our Manufacturing group for certain uncollected amounts related to these transactions. Our Manufacturing group has established reserves for losses on its balance sheet within accrued and other liabilities for the receivables it guarantees. These reserves are established for amounts that potentially are uncollectible or if the collateral values are considered insufficient to cover the outstanding receivable. If an account is deemed uncollectible and the collateral is repossessed by our Finance group, our Manufacturing group is charged for the deficiency. If the collateral is not repossessed, the receivable is transferred from the Finance group’s balance sheet to the Manufacturing group’s balance sheet. The Manufacturing group then is responsible for any additional collection efforts. When this occurs, any related reserve previously established by the Manufacturing group is reclassified from accrued or other liabilities and netted against the receivable or asset transferred from the Finance group.

In 2006, 2005 and 2004, our Finance group paid the Manufacturing group $1.0 billion, $0.8 billion and $0.9 billion, respectively, related to the sale of Textron-manufactured products that were financed by the Finance group. Our Manufacturing group also received proceeds in those years of $63 million, $41 million and $77 million, respectively, from the sale of equipment to the Finance group for use under operating lease agreements. At the end of 2006 and 2005, the amounts guaranteed by the Manufacturing group totaled $335 million and $414 million, respectively, which included equipment leases with Collins & Aikman Corporation (“C&A”) that had an outstanding balance of $61 million at the end of 2006 and $70 million at the end of 2005.

Impairment

Nonaccrual finance receivables include accounts that are contractually delinquent by more than three months for which the accrual of interest income is suspended. These receivables are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired accrual finance receivables represent loans with original loan terms that have been significantly modified to reflect deferred principal payments, generally at market interest rates, for which collection of principal and interest is not doubtful. The impaired finance receivables and related reserves at the end of 2006 and 2005 are as follows:

	December 30,	December 31,
(In millions)	2006	2005
Impaired nonaccrual finance receivables	$60	$67
Impaired accrual finance receivables	101	36
Total impaired finance receivables	$161	$103

Impaired nonaccrual finance receivables with identified reserve requirements	$36	$53
Allowance for losses on finance receivables related to impaired loans	$17	$18

The average recorded investment in impaired finance receivables during 2006 was $142 million, compared with $106 million in 2005. The increase primarily reflects one restructured loan in golf finance for which payments are being made.

The table above excludes finance receivables for which the Finance group has recourse to the Manufacturing group. The Finance group continues to recognize income on past-due receivables that meet the nonaccrual criteria that are guaranteed by the Manufacturing group. On a consolidated basis, there are no earnings for these receivables since the Manufacturing group is charged for its obligation to the Finance group. At the end of 2006 and 2005, these past-due loans totaled $2 million and $8 million, respectively. In addition, while C&A continues to make payments on its equipment leases, these leases are considered impaired since C&A currently is under bankruptcy protection and the lease terms have expired. The Manufacturing group has total reserves for losses for its guarantees to the Finance group of $39 million at the end of 2006 and $40 million at the end of 2005.

Securitizations

We received proceeds from the securitization and sale (with servicing rights retained) of finance receivables of $50 million in 2006, $361 million in 2005 and $394 million in 2004. Gains from securitized trust sales were approximately $42 million in 2006, $49 million in 2005 and $56 million in 2004. For securitizations in 2006, key economic assumptions used in measuring the retained interests at the date of securitization included a weighted-average life of three months, expected annual credit losses of 0.2% and a residual cash flows discount rate of 10%.

We retain subordinated interests in the trusts, which are approximately 2% to 10% of the total trust. Servicing fees range from 75 to 150 basis points. At the end of 2006, $2.1 billion in securitized loans were outstanding, with $13 million in past-due loans. Our Finance group has securitized certain receivables for which it has retained full recourse to our Manufacturing group.

At the end of 2006, we had $179 million in retained interest recorded in other assets, which primarily included $111 million in distribution finance receivables and $56 million in general aviation loans. In comparison, retained interest totaled $208 million at the end of 2005. Cash flows received on these retained interests totaled $63 million in 2006, $64 million in 2005 and $70 million in 2004. At the end of 2006, key economic assumptions used in measuring our retained interests were as follows: for the distribution finance receivables: weighted-average life of three months, expected annual credit loss rate of 0.2% and residual cash flow discount rate of 10.2%; and for general aviation loans: weighted-average life of 1.7 years, annual prepayment speed of 25%, expected annual credit loss rate of 0.3% and residual cash flow discount rate of 5.5%.

Note 6. Inventories

Inventories are composed of the following:

	December 30,	December 31,
(In millions)	2006	2005
Finished goods	$665	$527
Work in process	1,562	1,410
Raw materials	435	267
	2,662	2,204
Less progress/milestone payments	593	492
	$2,069	$1,712

Inventories valued by the LIFO method totaled $1.5 billion and $1.3 billion at the end of 2006 and 2005, respectively. Had our LIFO inventories been valued at current costs, their carrying values would have been approximately $276 million and $251 million higher at those respective dates. Inventories related to long-term contracts, net of progress/milestone payments were $380 million at the end of 2006 and $350 million at the end of 2005.

Bell Helicopter’s H-1 program with the U.S. Government is currently transitioning to the production phase of the program with manufacturing of the first three production lots for Low Rate Initial Production (“LRIP”) aircraft. Inventories related to the H-1 LRIP Lot 1 and Lot 2 contracts have been written down to net realizable value to reflect charges related to these contracts as discussed below.

During 2006, we estimated that the costs to complete H-1 LRIP Lot 1 would exceed contractual reimbursement. Through the third quarter of 2006, we recorded $29 million in charges related to the H-1 LRIP Lot 1 contract. These charges primarily reflected the impact of higher estimated incremental costs for resources added to meet the contractual schedule requirements and higher anticipated efforts in final assembly. At the end of the third quarter, we had anticipated that acceptance of the initial H-1 LRIP Lot 1 aircraft by the U.S. Government would occur in the fourth quarter of 2006. However, acceptance was delayed and no aircraft were delivered. This delay was due to changes in the development and engineering requirements that were identified in the final stages of assembly and acceptance testing. Due to this delay and the costs associated with the additional development efforts, rework of in-process units and resulting inefficiencies, we increased our estimate of the completion costs in the fourth quarter. Accordingly, we recorded an additional $20 million charge related to the H-1 LRIP Lot 1 contract in the fourth quarter of 2006. In January 2007, the U.S. Government accepted two aircraft, and we expect the remaining seven H-1 LRIP Lot 1 units to be accepted later in 2007.

The H-1 LRIP Lot 2 contract is in the early stages of production, with first aircraft delivery anticipated in the second half of 2007. We now anticipate that the disruption and delays experienced with the H-1 LRIP Lot 1 contract in the fourth quarter will result in increased costs for the H-1 LRIP Lot 2 contract due to delays in its completion, as well as a reduction in previously anticipated learning curve improvements. Due to these higher cost estimates, the H-1 LRIP Lot 2 contract now is in a loss position resulting in a fourth quarter charge of $33 million.

The net H-1 program charge, including favorable performance on the Engineering and Manufacturing Development contract of $3 million, was $50 million in the fourth quarter of 2006.

Note 7. Property, Plant and Equipment, net

Our Manufacturing group’s property, plant and equipment, net are composed of the following:

	December 30,	December 31,
(In millions)	2006	2005
Land and buildings	$1,093	$1,008
Machinery and equipment	2,827	2,565
	3,920	3,573
Less accumulated depreciation and amortization	2,147	1,999
	$1,773	$1,574

Depreciation expense for the Manufacturing group totaled $243 million in 2006, $250 million in 2005 and $229 million in 2004.

We have incurred asset retirement obligations primarily related to costs to remove and dispose of underground storage tanks and asbestos materials used in insulation, adhesive fillers and floor tiles. There is no legal requirement to remove these items, and there currently is no plan to remodel the related facilities or otherwise cause the impacted items to require disposal. As a result, these asset retirement obligations are not estimable, and in accordance with the provisions of FASB Interpretation No. 47, “Conditional Asset Retirement Obligations,” we have not recorded a liability.

Note 8. Debt and Credit Facilities

Debt and credit facilities are composed of the following:

	December 30,	December 31,
(In millions)	2006	2005
Manufacturing group:
Short-term debt:
Revolving lines of credit	$41	$267
Current portion of long-term debt	39	8
Total short-term debt	$80	$275
Long-term senior debt:
Medium-term notes due 2010 to 2011 (average rate of 9.85%)	17	17
6.375% due 2008	300	300
4.50% due 2010	250	250
6.50% due 2012	300	300
3.875% due 2013	396	356
6.625% due 2020	295	260
Other long-term debt (average rate of 5.3% and 6.2%, respectively)	201	184
	1,759	1,667
Current portion of long-term debt	(39)	(8)
Total long-term debt	1,720	1,659
Total Manufacturing group debt	$1,800	$1,934

Finance group:
Borrowings under or supported by credit facilities*	$1,779	$1,200
Fixed-rate debt at average rate of 5.03% and 4.71%, respectively	3,264	3,209
Variable-rate notes at average rate of 5.52% and 4.73%, respectively	1,819	1,011
Total Finance group debt	$6,862	$5,420

*      The weighted-average interest rates on these borrowings before the effect of interest rate exchange agreements were 5.3% and 4.4% at the end of 2006 and 2005, respectively, and 5.0% for the year 2006 and 3.3% for the year 2005.

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these primary lines of credit was drawn at December 30, 2006 or December 31, 2005. Our Manufacturing group had no commercial paper outstanding at December 30, 2006 or December 31, 2005. The Manufacturing group’s weighted-average interest rate on its commercial paper borrowings throughout the year was 5.3% in 2006 and 3.0% in 2005. Our primary committed credit facilities at December 30, 2006 include the following:

				Amount Not
				Reserved as
				Support for
		Commercial	Letters of	Commercial
	Facility	Paper	Credit	Paper and
(In millions)	Amount	Outstanding	Outstanding	Letters of Credit
Manufacturing group - multi-year facility expiring in 2011*	$1,250	$—	$23	$1,227
Finance group - multi-year facility expiring in 2011	$1,750	$1,719	$13	$18

* Our Finance group is permitted to borrow under this multi-year facility.

Lending agreements limit our Finance group’s net assets available for dividends and other payments to the Manufacturing group to approximately $304 million of the Finance group’s net assets of $1.1 billion at the end of 2006. These lending agreements also contain various restrictive provisions regarding additional debt (not to exceed 800% of consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charges coverage ratio (no less than 125%).

The following table shows required payments during the next five years on debt outstanding at the end of 2006. The payment schedule excludes amounts that are payable under or supported by the primary revolving credit facilities or revolving lines of credit:

(In millions)	2007	2008	2009	2010	2011
Manufacturing group	$80	$351	$3	$254	$19
Finance group	1,118	966	1,562	833	442
	$1,198	$1,317	$1,565	$1,087	$461

Under a support agreement, our Manufacturing group has agreed to ensure that the Finance group maintains certain minimum levels of financial performance. No payments have ever been required to meet these standards.

Note 9. Derivatives and Other Financial Instruments

Fair Value Interest Rate Hedges

We manage interest cost for our Manufacturing group using a mix of fixed- and variable-rate debt. To manage this mix in a cost efficient manner, we enter into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These hedges are considered perfectly effective since the critical terms of the debt and the interest rate exchange match and the other conditions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are met. The mark-to-market values of both the fair value hedge instruments and underlying debt obligations are recorded as equal and offsetting amounts in interest expense. Our Manufacturing group had interest rate exchange agreements with a fair value liability of $8 million at the end of 2006 and $10 million at the end of 2005.

Our Finance group enters into interest rate exchange agreements to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates. By using these agreements, we are able to convert our fixed-rate cash flows to floating-rate cash flows. At December 30, 2006, the Finance group had interest rate exchange agreements with a fair value liability of $45 million designated as fair value hedges, compared with a $43 million liability at December 31, 2005.

Our Finance group has a Canadian dollar functional currency subsidiary with $60 million in U.S. dollar-denominated fixed-rate debt. To hedge our exposure to changes in both foreign currency exchange rates and Canadian Banker’s Acceptance rates, we utilize foreign currency interest rate exchange agreements. At December 30, 2006 and December 31, 2005, these instruments had a fair value liability of $9 million. Our fair value hedges are highly effective, resulting in an immaterial net impact to earnings due to hedge ineffectiveness.

Cash Flow Interest Rate Hedges

We experience variability in the cash flows we receive from our Finance group’s investments in interest-only securities due to fluctuations in interest rates. To mitigate our exposure to this variability, our Finance group enters into interest rate exchange, cap and floor agreements. The combination of these instruments converts net residual floating-rate cash flows expected to be received by our Finance group to fixed-rate cash flows. Changes in the fair value of these instruments are recorded net of the income tax effect in other comprehensive income (loss). At December 30, 2006, these instruments had a fair value liability of less than $1 million, compared with a $5 million liability at December 31, 2005. We do not expect a significant amount of deferred gains, net of tax to be reclassified to earnings related to these hedge relationships in 2007.

For cash flow hedges, our Finance group recorded an after-tax gain of $1 million in 2006 and after-tax losses of $5 million and $7 million in 2005 and 2004, respectively, to accumulated other comprehensive loss with no impact to the statements of operations. We have not incurred a significant net gain or loss in earnings as the result of the ineffectiveness, or the exclusion of any component from our assessment of hedge effectiveness, in 2006 or 2005.

Our exposure to loss from nonperformance by the counterparties to our interest rate exchange agreements at the end of 2006 is minimal. We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due. We currently minimize this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of “A,” by continuously monitoring such credit ratings and by limiting exposure to any one financial institution. The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.

Cash Flow Foreign Exchange Rate Hedges

Since we manufacture and sell our products in a number of countries throughout the world, we are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of its products, and other assets and liabilities created in the normal course of business. We primarily utilize forward exchange contracts and purchased options with maturities of no more than 18 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. The fair value of these instruments at December 30, 2006 was a $13 million asset. At year-end 2006, $8 million in after-tax income was reported in accumulated other comprehensive loss from qualifying cash flow hedges. This income generally is expected to be reclassified to earnings in the next 12 months as the underlying transactions occur.

Our Manufacturing group also enters into certain foreign currency derivative instruments that do not meet hedge accounting criteria and primarily are intended to protect against exposure related to intercompany financing transactions and income from international operations. The fair value of these instruments at the end of 2006 and 2005 and the net impact of the related gains and losses on selling and administrative expense in 2006 and 2005 were not material.

Net Investment Hedging

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. Currency effects of these hedges, which are reflected in the cumulative translation adjustment account within other comprehensive income (loss), produced a $49 million after-tax loss during 2006, leaving an accumulated net loss balance of $19 million.

Stock-Based Compensation Hedging

We manage the expense related to stock-based compensation awards using cash settlement forward contracts on our common stock. The use of these forward contracts modifies compensation expense exposure to changes in the stock price with the intent to reduce potential variability. The fair value of these instruments at December 30, 2006 and December 31, 2005 was a receivable of $24 million and $10 million, respectively. Gains and losses on these instruments are recorded as an adjustment to compensation expense when the award is charged to expense. These contracts increased net income by $21 million in 2006, $8 million in 2005 and $28 million in 2004. Cash received or paid on the contract settlement is included in cash flows from operating activities, consistent with the classification of the cash flows on the underlying hedged compensation expense.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	December 30, 2006		December 31, 2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value
Manufacturing group:
Debt	$(1,800)	$(1,833)	$(1,934)	$(2,012)
Finance group:
Finance receivables	$7,019	$6,982	$5,589	$5,515
Debt	$(6,862)	$(6,868)	$(5,420)	$(5,423)

Finance receivables exclude the fair value of finance and leveraged leases totaling $1.2 billion at December 30, 2006 and $1.1 billion at December 31, 2005 as these leases are recorded at fair value in the consolidated balance sheets.

Note 10. Shareholders’ Equity

Capital Stock

We have authorization for 15,000,000 shares of preferred stock and 500,000,000 shares of 12.5 cent per share par value common stock. Each share of $2.08 Preferred Stock ($23.63 approximate stated value) is convertible into 4.4 shares of common stock, and we can redeem it for $50 per share. Each share of $1.40 Preferred Dividend Stock ($11.82 approximate stated value) is convertible into 3.6 shares of common stock, and we can redeem it for $45 per share.

Reserved Shares of Common Stock

At the end of 2006, common stock reserved for the subsequent conversion of preferred stock and shares reserved for the exercise of stock options were 2,546,000 and 5,420,000, respectively.

Income per Common Share

A reconciliation of income from continuing operations and basic to diluted share amounts is presented below:

	2006		2005		2004
		Average		Average		Average
(Dollars in millions, shares in thousands)	Income	Shares	Income	Shares	Income	Shares
Income from continuing operations available to common shareholders	$706	127,549	$516	133,531	$375	137,337
Dilutive effect of convertible preferred stock and stock options	—	2,673	—	2,915	—	2,832
Available to common shareholders and assumed conversions	$706	130,222	$516	136,446	$375	140,169

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are presented below:

			Pension	Deferred
		Unrealized	and Post-	Gains
	Currency	Gains	retirement	(Losses)
	Translation	(Losses)	Benefits	on Hedge
(In millions)	Adjustment	on Securities	Adjustments	Contracts	Total
Balance at January 3, 2004	$47	$3	$(132)	$18	$(64)
Other comprehensive income (loss), net of tax	97	—	(131)	4	(30)
Reclassification adjustment, net of tax	—	(3)	—	—	(3)
Balance at January 1, 2005	$144	$—	$(263)	$22	$(97)
Other comprehensive income (loss), net of tax	(17)	—	34	2	19
Balance at December 31, 2005	$127	$—	$(229)	$24	$(78)
Transition adjustment due to change in accounting, net of taxes	—	—	(647)	—	(647)
Other comprehensive income (loss), net of tax	45	—	58	(5)	98
Reclassification due to sale of Fastening Systems, net of tax	(47)	—	39	—	(8)
Reclassification adjustment, net of tax	—	—	—	(9)	(9)
Balance at December 30, 2006	$125	$—	$(779)	$10	$(644)

Included in other comprehensive income (loss) is an income tax benefit (expense) of $359 million, $(12) million and $(22) million in 2006, 2005 and 2004, respectively. In 2006, pension and postretirement benefit adjustments included a $348 million income tax benefit related to the transition adjustment due to the adoption of SFAS No. 158.

Note 11. Share-Based Compensation

Summary of Share-Based Compensation Plans

Our 1999 Long-Term Incentive Plan (the “Plan”) authorizes awards to our key employees in the form of options to purchase our shares and restricted stock. Options to purchase our shares have a maximum term of 10 years and vest ratably over a three-year period. Restricted stock grants vest one-third each in the third, fourth and fifth year following the grant. The maximum number of shares authorized under the Plan includes 17.5 million options to purchase our shares and 2 million shares of restricted stock. We also provide share-based compensation awards payable in cash, including retention awards to certain executives and performance share units. Payouts under performance share units vary based on certain performance criteria measured over a three-year period. The performance share units vest at the end of three years.

Through our Deferred Income Plan for Textron Key Executives (the “DIP”), we provide participants the opportunity to voluntarily defer up to 25% of their base salary and up to 100% of annual and long-term incentive compensation and other compensation. Elective deferrals may be put into either a stock unit account or an interest bearing account. We generally contribute a 10% premium on amounts deferred into the stock unit account. Executives who are eligible to participate in the DIP who have not achieved and/or maintained the required minimum stock ownership level are required to defer annual incentive compensation in excess of 100% of the executive’s annual target into a deferred stock unit account and are not entitled to the 10% premium contribution on the amount deferred. Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment.

Change in Accounting for Share-Based Compensation

We adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in the first quarter of 2005 using the modified prospective transition method. SFAS No. 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and to expense such compensation over the service period. Under the transition method, compensation expense recognized in 2005 includes: a) compensation cost for all stock options and restricted stock granted prior to but not yet vested as of January 1, 2005, based on the grant-date fair value estimated and recognized in accordance with the provisions of SFAS No. 123 and b) compensation cost for all stock options and restricted stock granted subsequent to January 1, 2005 and all share-based compensation awards accounted for as liabilities, based upon the measurement and recognition provisions of SFAS No. 123-R. For awards granted or modified in 2005 and prospectively, compensation costs for awards with only service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation costs for awards granted prior to 2005 are recognized using the attribution methods required under SFAS No. 123. Prior to 2005, we accounted for share-based payments, including stock options issued under our Plan, using the intrinsic value method of APB No. 25.

Upon adoption, we remeasured our share-based compensation awards that are accounted for as liabilities at fair value. The cumulative effect of adoption upon this remeasurement increased net income by approximately $1 million in the first quarter of 2005, which is not considered to be material and is recorded in selling and administrative expense. SFAS No. 123-R requires that the excess tax benefits received related to stock option exercises be presented as financing cash inflows. For 2006 and 2005, $31 million and $14 million, respectively, of these excess tax benefits have been presented as cash provided by financing activities in the consolidated statement of cash flows.

The compensation expense that has been recorded in net income for our share-based compensation plans is as follows:

(In millions)	2006	2005	2004
Compensation expense, net of hedge income or expense	$71	$64	$31
Income tax benefit	(28)	(24)	(11)
Total net compensation cost included in net income	$43	$40	$20
Net compensation costs included in discontinued operations	(2)	2	1
Net compensation costs included in continuing operations	$45	$38	$19

Share-based compensation costs are reflected primarily in selling and administrative expenses. For 2006 and 2005, the expense includes attribution of the fair value of options issued, as well as the portion of previously granted options for which the requisite service was rendered, totaling approximately $16 million in 2006 and $17 million in 2005. Of this amount, approximately $18 million and $15 million, respectively, have been recorded in continuing operations and $(2) million and $2 million, respectively, in discontinued operations. During 2006, Textron recorded approximately $4 million of share-based award forfeitures related to discontinued operations.

The net impact of the adoption of SFAS No. 123-R was as follows for the year ended December 31, 2005:

	Upon	If Not
(In millions, except per share data)	Adoption	Adopted
Income from continuing operations before income taxes	$739	$755
Net income	$203	$214
Cash flows from operating activities of continuing operations	$952	$966
Cash flows from financing activities of continuing operations	$284	$270
Basic earnings per share	$1.52	$1.60
Diluted earnings per share	$1.49	$1.57

Impact of SFAS No. 123-R Adoption on Prior Periods

For the year ended January 1, 2005, no compensation expense related to stock option grants has been recorded in the consolidated statements of operations as the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions required by SFAS No. 123-R prior to January 2, 2005:

(In millions, except per share data)	2004
Net income, as reported	$365
Add back: Share-based employee compensation expense included in reported net income*	20
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards*	(26)
Pro forma net income	$359
Income per share:
Basic - as reported	$2.66
Basic - pro forma	$2.61
Diluted - as reported	$2.61
Diluted - pro forma	$2.56

* Amounts are net of related taxes and hedge income or expense.

Stock Options

The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. The weighted-average fair value of options granted per share was $25, $20 and $14 for 2006, 2005 and 2004, respectively. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on our common stock, historical volatilities and other factors. We use historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.

The weighted-average assumptions used in our Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	2006	2005	2004
Dividend yield	2%	2%	2%
Expected volatility	25%	25%	37%
Risk-free interest rate	4%	4%	3%
Expected term (In years)	6.0	6.0	3.7

The following table summarizes information related to stock option activity for the respective periods:

(In millions)	2006	2005	2004
Intrinsic value of options exercised	$120	$59	$81
Cash received from option exercises	$173	$106	$187
Actual tax benefit realized for tax deductions from option exercises	$38	$18	$26

Stock option activity under the Plan is summarized as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
(Shares in thousands)	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	8,146	$56.23	9,261	$52.05	13,158	$49.24
Granted	1,000	87.97	1,208	76.69	1,532	54.07
Exercised	(3,319)	52.34	(2,151)	48.62	(4,363)	42.48
Canceled, expired or forfeited	(407)	65.54	(172)	70.09	(1,066)	59.52
Outstanding at end of year	5,420	$63.77	8,146	$56.23	9,261	$52.05
Exercisable at end of year	3,473	$55.64	6,206	$52.41	7,176	$52.70

Options that were outstanding and exercisable as of December 30, 2006 are as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-	Contractual	Intrinsic
	Options	Average	Life	Value
	(In thousands)	Exercise Price	(In years)	(In millions)
Outstanding	5,420	$63.77	6.08	$163
Exercisable	3,473	$55.64	4.76	$132

Restricted Stock

The fair value of restricted stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect the fair value of the award as dividends are not paid or accrued until the restricted stock vests. The weighted-average grant-date fair value of restricted stock granted in 2006, 2005 and 2004 was approximately $82, $71 and $57 per share, respectively.

Restricted stock activity under the Plan for 2006 is as follows:

		Weighted-
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Outstanding at beginning of year, nonvested	1,156	$55.99
Granted	408	82.39
Vested	(117)	42.02
Forfeited*	(228)	60.16
Outstanding at end of year, nonvested	1,219	$65.38

* Forfeitures during the year relate primarily to the sale of the Fastening Systems business.

Share-Based Compensation Awards Accounted for as Liabilities

The fair value of share-based compensation awards accounted for as liabilities includes performance share units, retention awards and DIP stock unit awards. The fair value of these awards is based on the trading price of our common stock, less adjustments to reflect the fair value of the award as dividends are not paid or accrued until vested, and is remeasured at each reporting period date.

Share-Based Compensation Awards

The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:

(In millions)	2006	2005	2004
Subject only to service conditions:
Value of shares, options or units vested	$32	$21	$36
Intrinsic value of cash awards paid	$13	$9	$8
Subject to performance vesting conditions:
Value of units vested	$42	$37	$26
Intrinsic value of cash awards paid	$37	$25	$15
Intrinsic value of amounts paid under DIP	$1	$18	$7

As of December 30, 2006, we had not recognized $58 million in the total compensation cost associated with unvested awards subject only to service conditions. As of December 30, 2006, we had not recognized $28 million in the total compensation cost associated with unvested share-based compensation awards subject to performance vesting conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years.

Note 12. Retirement Plans

Our defined benefit and defined contribution pension plans together cover substantially all of our employees. Our defined contribution plans cost approximately $50 million in 2006, $45 million in 2005 and $23 million in 2004. In 2005, the cost related to these defined contribution plans increased in comparison to 2004 primarily due to changes in our matching contribution rate. A significant number of our U.S.-based employees participate in the Textron Master Retirement Plan (“TMRP”), which is subject to the provisions of the Employee Retirement Income Security Act of 1974 and primarily is a noncontributory defined benefit pension plan. Certain U.S.-based employees also are eligible for supplemental pension benefit plans that are not separately funded. In addition, we sponsor both funded and unfunded pension plans for certain of our foreign subsidiaries. We also provide postretirement benefits other than pensions for certain retired employees, which include healthcare and life insurance benefits.

In October 2006, we transferred $281 million of plan assets from the TMRP to a plan established by the purchaser of our Fastening Systems business. This settled our obligation to the U.S.-based employees of this business. Upon this settlement, we recognized a loss of $35 million, which is included in discontinued operations. Obligations related to the Fastening Systems business’ foreign plans were assumed by the purchaser.

Impact of Adoption of New Accounting Standard

On December 30, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statement Nos. 87, 88, 106, and 132(R).” This Statement requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and report these changes in comprehensive income. The measurement date provisions did not impact us as all of our plans have a measurement date of December 30 of the current fiscal year.

The impact of implementing SFAS No. 158 reduced total assets by $313 million, increased total liabilities by $334 million and reduced shareholders’ equity (increase to accumulated other comprehensive loss) by $647 million, net of tax. In addition, we have classified an additional $92 million of pension and postretirement benefit liabilities as current. The adoption did not affect our consolidated balance sheet at December 31, 2005 or our consolidated statement of operations for each of the three years in the period ended December 30, 2006.

The adjustment to accumulated other comprehensive loss upon the adoption of SFAS No. 158 represents the net unrecognized actuarial losses, unrecognized prior service costs (credits) and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87. These amounts were previously netted against the plan’s funded status in our consolidated balance sheet. We will recognize these amounts in future periods as net periodic pension cost pursuant to our accounting policy for amortizing such amounts.

In addition, with the adoption of this Statement, actuarial gains and losses that are not immediately recognized as net periodic pension cost will be recognized as a component of other comprehensive loss and amortized into net periodic pension cost in future periods.

Periodic Benefit Cost (Income)

The components of our net periodic benefit cost (income) and other amounts we recognized in other comprehensive income are as follows:

	Pension Benefits			Postretirement Benefits Other Than Pensions
(In millions)	2006	2005	2004	2006	2005	2004
Net periodic benefit cost (income):
Service cost	$142	$129	$106	$10	$9	$8
Interest cost	283	271	265	40	37	37
Expected return on plan assets	(386)	(387)	(400)	—	—	—
Amortization of unrecognized transition asset	1	1	1	—	—	—
Amortization of prior service cost (credit)	19	18	16	(5)	(6)	(9)
Amortization of net loss	44	35	7	19	13	9
Net periodic benefit cost (income)	$103	$67	$(5)	$64	$53	$45
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (including foreign exchange):
Net loss (gain)	$538	$(49)	$95	$246	$—	$—
Prior service cost (credit)	160	—	—	(12)	—	—
Total recognized in other comprehensive loss	$698	$(49)	$95	$234	$—	$—
Total recognized in net periodic benefit cost (income) and other comprehensive loss	$801	$18	$90	$298	$53	$45

We estimate that the net loss and prior service cost for the defined benefit pension plans that will be amortized from other comprehensive income into net periodic benefit costs in 2007 will be $47 million and $18 million, respectively. The estimated net loss and prior service credit for postretirement benefits other than pensions that will be amortized from other comprehensive income into net periodic benefit costs in 2007 will be $22 million and $(5) million, respectively.

Obligations and Funded Status

The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$5,119	$4,931	$744	$658
Service cost	142	129	10	9
Interest cost	283	271	40	37
Amendments	18	16	6	1
Plan participants’ contributions	3	3	5	5
Actuarial losses	39	97	12	108
Benefits paid	(288)	(277)	(67)	(73)
Foreign exchange rate changes	66	(51)	—	(1)
Benefit obligation at end of year	$5,382	$5,119	$750	$744
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$4,746	$4,537	$—	$—
Actual return on plan assets	595	506	—	—
Employer contributions	33	20	—	—
Plan participants’ contributions	3	3	—	—
Benefits paid	(288)	(277)	—	—
Foreign exchange rate changes	58	(43)	—	—
Fair value of plan assets at end of year	$5,147	$4,746	$—	$—
Funded status at end of year	$(235)	$(373)	$(750)	$(744)

Amounts recognized in the balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2006	2005	2006	2005
Non-current assets	$294	$906	$—	$—
Current liabilities	(13)	—	(79)	—
Non-current liabilities	(516)	(326)	(671)	(515)
Amounts recognized in accumulated other comprehensive income (loss):
Net loss	748	210	246	—
Prior service cost (credit)	160	—	(12)	—

Assumptions

The weighted-average assumptions and the healthcare trend assumptions we used for our postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other Than Pensions
	2006	2005	2004	2006	2005	2004
Net periodic benefit cost (income):
Discount rate	5.55%	5.69%	6.17%	5.66%	5.78%	6.31%
Expected long-term rate of return on assets	8.54%	8.57%	8.72%	—	—	—
Rate of compensation increase	4.36%	4.35%	4.33%	—	—	—
Benefit obligations at year-end:
Discount rate	5.57%	5.55%	5.69%	5.67%	5.66%	5.78%
Rate of compensation increases	4.38%	4.36%	4.35%	—	—	—
Healthcare cost trend rates:
Initial medical drug rate*	—	—	—	8.0%	11.0%	10.0%
Initial prescription drug rate*	—	—	—	12.0%	11.0%	—

*      For 2006, we estimate that the medical cost trend rate will decline to 5% for 2009 and thereafter, and the prescription drug cost trend rate will decline to 5% for 2013 and thereafter.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefits other than pensions. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-	One-
	Percentage-	Percentage-
	Point	Point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligations other than pensions	$54	$(47)

Pension Benefits

The accumulated benefit obligation for all defined benefit pension plans was $4.9 billion at December 30, 2006 and $4.7 billion at December 31, 2005. Pension plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

(In millions)	2006	2005
Projected benefit obligation	$862	$2,202
Accumulated benefit obligation	$737	$1,949
Fair value of plan assets	$433	$1,643

In addition to the plans in the above table, we have plans with the projected benefit obligation in excess of the fair value of plan assets at year-end as follows:

(In millions)	2006	2005
Projected benefit obligation	$1,449	$—
Accumulated benefit obligation	$1,336	$—
Fair value of plan assets	$1,350	$—

Pension Assets

We invest our pension assets with the objective of achieving a total rate of return, over the long term, sufficient to fund future pension obligations and to minimize future pension contributions. We are willing to tolerate a commensurate level of risk to achieve this objective based on the funded status of the plans and the long-term nature of our pension liability. Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers. All of the assets are managed by external investment managers, and the majority of the assets are actively managed. Where possible, investment managers are prohibited from owning our stock in the portfolios that they manage on our behalf.

For U.S. plan assets, comprising the majority of plan assets, asset allocation target ranges were established consistent with the investment objectives, and the assets are rebalanced periodically. The expected long-term rate of return on plan assets was determined based on a variety of considerations, including the established asset allocation targets and expectations for those asset classes, historical returns of the plans’ assets and the advice of outside advisors. At December 30, 2006, the target allocation range is 44% to 70% for equity securities, 13% to 33% for debt securities and 7% to 13% for each of real estate and other alternative assets. For foreign plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets. The percentages of the fair value of total pension plan assets by major category are as follows:

	December 30,	December 31,
Asset Category	2006	2005
Equity securities	59%	58%
Debt securities	22%	23%
Real estate	10%	9%
Other	9%	10%
Total	100%	100%

Estimated Future Cash Flow Impact

Defined benefits under salaried plans are based on salary and years of service. Hourly plans generally provide benefits based on stated amounts for each year of service. Our funding policy is consistent with applicable laws and regulations. In 2007, we expect to contribute in the range of $45 million to $50 million to fund our qualified pension plans. We do not expect to contribute to our other postretirement benefit plans. The benefit payments provided below reflect expected future employee service, as appropriate, that are expected to be paid, net of estimated participant contributions. The benefit payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2006. While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets as follows:

		Post-
		retirement	Expected
		Benefits	Medicare
	Pension	Other Than	Part D
(In millions)	Benefits	Pensions	Subsidy
2007	$292	$79	$(6)
2008	298	75	(6)
2009	305	76	(6)
2010	311	77	(7)
2011	316	77	(7)
2012 - 2016	1,792	352	(34)

Note 13. Income Taxes

We file a consolidated federal income tax return for all of our U.S. subsidiaries and separate returns for our foreign subsidiaries. Income from continuing operations before income taxes is as follows:

(In millions)	2006	2005	2004
United States	$796	$574	$333
Foreign	179	165	207
Total	$975	$739	$540

Income tax expense for continuing operations is summarized as follows:

(In millions)	2006	2005	2004
Current:
Federal	$152	$128	$49
State	8	17	2
Foreign	43	26	59
	203	171	110
Deferred:
Federal	44	64	59
State	28	(7)	9
Foreign	(6)	(5)	(13)
	66	52	55
Income tax expense	$269	$223	$165

The following table reconciles the federal statutory income tax rate to our effective income tax rate:

	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Valuation allowance on contingent receipts	—	2.1	—
State income taxes	2.3	0.9	1.3
Special foreign dividend	—	0.1	2.1
Favorable tax settlements	(2.4)	—	—
Canadian dollar functional currency	(1.2)	—	—
Foreign tax rate differential	(2.7)	(5.0)	(4.8)
Export sales benefit	(0.8)	(1.1)	(1.0)
Other, net	(2.6)	(1.8)	(2.0)
Effective income tax rate	27.6%	30.2%	30.6%

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

The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities were as follows:

	December 30,	December 31,
(In millions)	2006	2005
Deferred tax assets:
Deferred revenue	$16	$18
Warranty and product maintenance reserves	115	109
Self-insured liabilities, including environmental	97	83
Deferred compensation	190	170
Allowance for credit losses	57	59
Amortization of goodwill and other intangibles	—	22
Loss carryforwards	79	45
Obligation for postretirement benefits	330	6
Foreign currency debt	21	—
Other, principally timing of other expense deductions	147	157
Total deferred tax assets	1,052	669
Valuation allowance for deferred tax assets	(159)	(116)
	$893	$553
Deferred tax liabilities:
Finance group transactions, principally leasing	$(597)	$(525)
Property, plant and equipment, principally depreciation	(76)	(94)
Inventory	(53)	(62)
Amortization of goodwill and other intangibles	(19)	—
Foreign currency debt	—	(10)
Total deferred tax liabilities	(745)	(691)
Net deferred tax asset (liability)	$148	$(138)

We have recognized a valuation allowance at December 30, 2006 and December 31, 2005 of $159 million and $116 million, respectively, to offset certain deferred tax assets due to the uncertainty of realizing the related benefits.

We have net operating loss and credit carryforwards at the end of each year as follows:

	December 30,	December 31,
(In millions)	2006	2005
Non-U.S. net operating loss carryforwards with no expiration	$146	$78
Non-U.S. net operating loss carryforwards expiring through 2021	$15	$17
Federal credit carryforwards beginning to expire in 2015 – discontinued operations	$60	$18
Federal and state credit carryforwards beginning to expire in 2015	$11	$5

Our income taxes payable for federal and state purposes have been reduced by the tax benefits we receive from employee stock options. The income tax benefits we receive for certain stock options are calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. See Note 11 for the net tax benefits to employee stock options.

The undistributed earnings of our foreign subsidiaries approximated $376 million at the end of 2006. We consider the undistributed earnings on which taxes have not previously been provided to be indefinitely reinvested; therefore, tax is not provided on these earnings. If the earnings on which tax has not been provided had been distributed in 2006, our taxes, net of foreign tax credits, would have increased by approximately $19 million.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law and includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During 2005, we repatriated $435 million in cash from foreign subsidiaries under this provision related to continuing operations. Tax expense of $0.9 million and $11 million was recognized in 2005 and 2004, respectively, related to this repatriation. In addition, we repatriated approximately $183 million in cash related to discontinued operations and recorded related tax expense of $2 million in 2005.

Note 14. Special Charges

Special charges totaled $118 million for 2005 and included $112 million in charges related to the 2001 disposition of the Automotive Trim business (“Trim”) and $6 million in restructuring expense in the Industrial segment. In 2004, special charges totaled $59 million and included $71 million in restructuring expense principally in the Industrial segment, partially offset by a $12 million gain on the sale of common stock acquired in connection with the Trim disposition.

In connection with the disposition of Trim to subsidiaries of C&A, we acquired preferred stock in C&A Products Co. (“C&A Products”) and C&A common stock. In the first quarter of 2005, we recorded a $52 million impairment charge to write down the preferred stock based on an agreement to sell the stock to a third party. In the second quarter of 2005, based on C&A Products’ filing for Chapter 11 bankruptcy protection and relevant market considerations, we wrote off the remaining book value of the preferred stock of $39 million.

In connection with the Trim disposition, our Finance group has recourse to our Manufacturing group for equipment leases with the subsidiaries of C&A. The outstanding balance on these leases totaled approximately $61 million at December 30, 2006. Based on uncertainties related to these leases, our Manufacturing group recorded a $10 million reserve to special charges in the fourth quarter of 2005.

Certain other operating leases were transferred and assigned to subsidiaries of C&A upon the sale of Trim. As discussed in Note 17, we guaranteed C&A’s payments under these operating leases and for an environmental matter. In the fourth quarter of 2005, based on C&A’s failure to pay certain leases, as well as the negotiations entered into at the time for the sale of C&A’s European operations, we recorded an $11 million charge to cover our exposure under these leases, along with certain environmental and workers’ compensation matters.

Restructuring — Our company-wide restructuring program was substantially completed at the end of 2005. We approved and committed to a restructuring program in the fourth quarter of 2000 to improve returns at core businesses and to complete the integration of certain acquisitions. This program subsequently was expanded as part of our strategic effort to improve operating efficiencies. This restructuring program included corporate and segment direct and indirect workforce reductions, consolidation of facilities, rationalization of certain product lines, outsourcing of non-core production activity, the divestiture of non-core businesses, and the streamlining of sales and administrative overhead. Under this program, we reduced our workforce by approximately 8,000 employees from continuing operations, representing approximately 19% of our global workforce since the program was first announced, and closed 85 facilities.

Since inception of this program through December 31, 2005, we incurred total program costs of $306 million, which is composed of $164 million in severance costs, $44 million in contract termination costs, $34 million in asset impairment charges (net of gains on the sale of fixed assets) and $64 million in other associated costs. Total program costs incurred by segment include $219 million in the Industrial segment, $38 million in the Cessna segment, $29 million in the Bell segment, $9 million in the Finance segment and $11 million at Corporate.

An analysis of restructuring reserves is summarized below:

				Other
	Severance	Contract	Fixed Asset	Associated
(In millions)	Costs	Terminations	Impairments	Costs	Total
Balance at January 3, 2004	$9	$2	$—	$—	$11
Additions	30	37	4	6	77
Reserves deemed unnecessary	(2)	—	—	—	(2)
Gains on sale of fixed assets	—	—	(4)	—	(4)
Cash paid	(25)	(3)	—	(6)	(34)
Balance at January 1, 2005	$12	$36	$—	$—	$48
Additions	2	—	—	4	6
Cash paid	(11)	(2)	—	(4)	(17)
Balance at December 31, 2005	$3	$34	$—	$—	$37

During 2006, our restructuring reserves were reduced to $30 million by cash payments and immaterial refinements to previous estimates. The remaining reserve primarily is related to contract termination costs for one lease in the Industrial segment, which will be paid out over the next 13 years.

Note 15. Commitments and Contingencies

We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to private sector transactions; government contracts; compliance with applicable laws and regulations; production partners; product liability; employment; and environmental, safety and health matters. Some of these legal proceedings and claims seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. As a government contractor, we are subject to audits, reviews and investigations to determine whether our operations are being conducted in accordance with applicable regulatory requirements. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our being suspended or debarred from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations.

In connection with the 2002 recall of certain of our Lycoming turbocharged airplane engines, a former third-party supplier filed a lawsuit against Lycoming claiming that the former supplier had been wrongly blamed for aircraft engine failures resulting from its crankshaft forging process and that Lycoming’s design was the cause of the engine failures. In February 2005, a jury returned a verdict against Lycoming for $86 million in punitive damages, $2.7 million in expert fees and $1.7 million in increased insurance costs. The jury also found that the former supplier’s claim that it had incurred $5.3 million in attorneys’ fees was reasonable. Judgment was entered on the verdict on March 29, 2005, awarding the former supplier $9.7 million in alleged compensatory damages and attorneys’ fees and $86 million in alleged punitive damages. While the ultimate outcome of the litigation cannot be assured, management strongly disagrees with the verdict and believes that it is probable that it will be reversed through the appellate process.

During the fourth quarter of 2005, we developed a plan to institute a retirement program for approximately 5,100 crankshafts, representing the remaining crankshafts manufactured by the former supplier using the same forging technique as the crankshafts covered by prior service bulletins. A service bulletin was issued in the first quarter of 2006 implementing this plan, which requires the retirement of an affected crankshaft at the next crankshaft access or scheduled overhaul, whichever occurs first, but not to exceed three years from the issuance of the service bulletin. On September 29, 2006, the U.S. Federal Aviation Administration issued an Airworthiness Directive requiring compliance within 12 years of that date, or the next access. These crankshafts have not been the subject of a recall. As of December 30, 2006, reserves to cover costs for this program totaled $9 million.

The Internal Revenue Service (“IRS”) has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions within the Finance segment. These transactions, along with other transactions with similar characteristics, have an initial investment of approximately $209 million. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS. At December 30, 2006, $182 million of deferred tax liabilities are recorded on our consolidated balance sheets related to these leases. We believe that the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated and intend to vigorously defend our position.

Armed Reconnaissance Helicopter Program

The Armed Reconnaissance Helicopter (“ARH”) System Development and Demonstration (“SDD”) contract is a cost plus incentive fee contract under which our eligibility for fees is reduced as total contract costs increase. During 2006, we continued our development activities for this program and expensed $14 million in unreimbursed costs related to this effort. We continue to work with the U.S. Government on development issues, configuration changes and schedule requirements. We no longer are eligible to earn fees under this contract; however, we anticipate that any subsequent cost increases are reimbursable by the U.S. Government.

The U.S. Government had two firm fixed-price options under this program, representing the first two LRIP lots for the delivery of 24 to 48 aircraft.  Certain development requirements under the ARH SDD contract must be met before the U.S. Government can exercise the options.  We presently anticipate that the development requirements will be met in mid-2007.  The option for the first LRIP lot (for 6-12 aircraft) has expired, while the option for the second lot (for 18-36 aircraft) expires in December 2007.

In the fourth quarter of 2006, we completed certain phases of the critical design review under the ARH SDD contract and determined the initial production configuration of the aircraft, which includes aircraft configuration changes required by the U.S. Government. Our cost estimates based on this configuration, which include anticipated transition to production costs, exceed the fixed pricing contained in the options. We currently are in discussions with the U.S. Government related to the possible reinstatement of the ARH Lot 1 option, extension of the options, delivery schedule, number of units to be exercised under the options and possible additional aircraft to be contracted, in addition to those under the options, at revised pricing. We also are reviewing our ability to claim equitable adjustment recovery from the U.S. Government related to certain costs that potentially could be incurred related to the exercise of these options.

Depending on the results of the SDD contract, our cost-containment efforts, the availability of U.S. Government funding, the number of aircraft exercised or ultimately contracted for, and the resolution of our discussions with the U.S. Government, we currently estimate that it is reasonably possible that our exposure could be in the range of no loss to a possible loss of $4 million per aircraft. This estimate excludes the impact of discussions with the U.S. Government or any potential recoveries including claims for equitable adjustment under the contracts. Due to the uncertainty of this exposure and the ultimate outcome of our discussions, we do not believe that a loss is probable under the guidelines established by SFAS No.5, “Accounting for Contingencies.” Accordingly, we have not established a reserve at December 30, 2006.

Environmental Remediation

As with other industrial enterprises engaged in similar businesses, we are involved in a number of remedial actions under various federal and state laws and regulations relating to the environment that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites on which hazardous wastes or materials were disposed or released. Expenditures to evaluate and remediate contaminated sites approximated $7 million, $6 million and $6 million in 2006, 2005 and 2004, respectively.

We estimate our accrued environmental liabilities using currently available facts, existing technology, and presently enacted laws and regulations, which all are subject to a number of factors and uncertainties. Our accrued liabilities relate to disposal costs, U.S. Environmental Protection Agency oversight costs, legal fees, and operating and maintenance costs for both currently and formerly owned or operated facilities. Circumstances that can affect the reliability and precision of the accruals include the identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation, and the time period over which remediation may occur. We believe that any changes to the accruals that may result from these factors and uncertainties will not have a material effect on our financial position or results of operations. Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $51 million to $168 million. At the end of 2006, environmental reserves of approximately $85 million, of which $10 million are classified as current liabilities, have been established to address these specific estimated potential liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next five to 10 years.

Leases

Rental expense approximated $89 million for each year in 2006, 2005 and 2004. Future minimum rental commitments for noncancelable operating leases in effect at the end of 2006 approximated $63 million for 2007, $54 million for 2008, $46 million for 2009, $39 million for 2010, $31 million for 2011 and a total of $202 million thereafter.

Loan Commitments

At December 30, 2006, our Finance group had unused commitments to fund new and existing customers under $1.3 billion of committed revolving lines of credit, compared with $1.2 billion at December 31, 2005. These loan commitments generally have an original duration of less than three years and do not necessarily represent future cash requirements, since many of the agreements will not be used to the extent committed or will expire unused. We are not exposed to interest rate changes on these commitments since the interest rates are not set until the loans are funded.

Note 16. Research and Development

Company-funded and customer-funded research and development costs are as follows:

(In millions)	2006	2005	2004
Company-funded	$351	$326	$291
Customer-funded	435	366	283
Total research and development	$786	$692	$574

Our customer-funded research and development costs primarily are related to U.S. Government contracts, including the ARH, V-22 and H-1 development contracts.

As part of the realignment of Bell/Agusta Aerospace Company LLC (“BAAC”) (see Note 18), Bell Helicopter, Agusta S.p.A. and two of its affiliated companies (collectively, “Agusta”) agreed to share certain Model BA609 development costs. On behalf of BAAC, Agusta will incur development costs to enhance its investment in BAAC. We record these development costs in consolidation as research and development expense, with a credit to minority interest for Agusta’s share. Agusta also may make cash contributions to reimburse portions of Bell Helicopter’s development costs incurred on behalf of BAAC. Based on development costs incurred, Bell Helicopter received $19 million and $43 million in cash contributions from Agusta, which were recorded in income in 2006 and 2005, respectively.

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

Each of the participants under these arrangements is entitled to payments from Bell Helicopter, with the commercial participants also entitled to discounts, based on future sales of the Model 429 aircraft. In addition, there are certain requirements related to production of future Model 429 aircraft in Canada, and one of the commercial participants is entitled to perform certain manufacturing functions for the Model 429 aircraft. Based on the development activities completed and costs incurred, we have recorded income of $22 million in 2006 and $35 million in 2005 related to these arrangements.

In 2006 and 2005, we received, or were due to receive, $41 million and $78 million, respectively, in cost reimbursements of company-funded amounts from our risk-sharing partners. Based on these reimbursements, our net company-funded costs totaled $310 million in 2006 and $248 million in 2005.

Note 17. Guarantees and Indemnifications

We extend a variety of financial and performance guarantees to third parties as provided in the table below:

	December 30, 2006		December 31, 2005
	Maximum	Carrying	Maximum	Carrying
	Potential	Amount of	Potential	Amount of
(In millions)	Payment*	Liability	Payment*	Liability
Manufacturing group:
Performance guarantee	$227	$—	$114	$—
Guaranteed minimum resale contracts	30	3	31	3
Guarantees related to dispositions	46	23	29	8
Debt obligations of joint ventures	4	—	10	—
Finance group:
Loss-sharing agreements	$29	$—	$71	$13

* These agreements include uncapped guarantees as described below.

Performance Guarantee

In 2004, through our Bell Helicopter business, we formed AgustaWestlandBell LLC (“AWB LLC”) with AgustaWestland North America Inc. (“AWNA”). This venture was created for the joint design, development, manufacture, sale, customer training and product support of the VH-71 helicopter, and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government. In March 2005, AWB LLC received a $1.2 billion cost reimbursement-type subcontract from Lockheed Martin for the System Development and Demonstration phase of the U.S. Marine Corps Helicopter Squadron Program. We guaranteed to Lockheed Martin the due and prompt performance by AWB LLC of all its obligations under this subcontract, provided that our liability under the guaranty shall not exceed 49% of AWB LLC’s aggregate liability to Lockheed Martin under the subcontract. AgustaWestland N.V., AWNA’s parent company, has guaranteed the remaining 51% to Lockheed Martin. We have entered into cross-indemnification agreements with AgustaWestland N.V. in which each party indemnifies the other related to any payments required under these agreements that result from the indemnifying party’s workshare under any subcontracts received.

For 2006, AWB LLC’s maximum obligation was 40% of the total contract value, which equates to $464 million based on the current contract value of $1.2 billion. In 2007 and thereafter, AWB LLC’s maximum obligation increases to 50%, or $580 million. Accordingly, the maximum amount of our liability under the guarantee was $227 million at December 30, 2006 and will be $284 million thereafter through completion.

Guaranteed Minimum Resale Contracts

We have a number of guaranteed minimum resale value contracts associated with certain past aircraft sales. If the fair value of an aircraft falls below a minimum guaranteed amount, we may be required to make a future payment to the customer or provide a minimum trade-in value toward a new aircraft. These agreements generally include operating restrictions such as maximum usage over the contract period or minimum maintenance requirements. We also have guaranteed the minimum resale value of certain customer-owned aircraft anticipated to be traded in upon completion of a model currently under development. These contracts expire as follows: $2 million in 2008, $3 million in 2009, $3 million in 2010, $3 million in 2011 and $19 million in 2012.

Guarantees Related to Dispositions

We have guaranteed payment on certain credit facilities and bank-issued letters of credit and guarantees of the Fastening Systems business, where the total guarantee is capped at approximately $9 million, for which the buyer has provided a letter of credit of approximately $4 million as collateral. We also have guaranteed payment and performance on certain other credit facilities and leases of the Fastening Systems business totaling approximately $14 million, where we also are liable for unpaid interest, fees and other costs associated with claims that may arise from these guarantees. While potential interest and fees are not capped, we have monitoring provisions that mitigate the exposure to these additional costs. The buyer has provided a letter of credit of approximately $9 million as collateral on these guarantees.

We also have indemnified the purchaser of the Fastening Systems business for remediation costs related to pre-existing environmental conditions to the extent they exist at the sold locations. We have estimated the fair value of these indemnifications at approximately $12 million. Potential payments under these obligations are not capped, and as a result the maximum potential obligation cannot be determined.

In connection with the disposition of Trim to subsidiaries of C&A, certain equipment and operating leases were transferred and assigned to subsidiaries of C&A. We guaranteed C&A’s payments under these leases and for an environmental matter.

We also have obligations arising from sales of certain other businesses, including representations and warranties and related indemnities for environmental, health and safety, and tax and employment matters. The maximum potential payment related to these obligations is not a specified amount as a number of the obligations do not contain financial caps.

Loss-Sharing Agreements

In connection with the sale of a note receivable in 2005, our Finance group has indemnified the purchaser against potential losses in limited circumstances. The maximum potential exposure of the indemnity is estimated to be $29 million, but due to the extremely low probability of occurrence and several other mitigating factors, including a specific indemnification from the original note issuer, no significant fair value has been attributed to the indemnity.

In connection with the sale of the Small Business Direct financing business in 2003, our Finance group entered into a loss-sharing agreement. This agreement required us to reimburse the purchaser for 50% of losses incurred on the portfolio above a 4% annual level. A liability of $14 million was originally recorded representing the estimated fair value of the guarantee. During the fourth quarter of 2006, we entered into a settlement agreement with the purchaser, which terminated our obligation to reimburse the purchaser for future losses. The settlement resulted in a $1 million loss, net of tax, from discontinued operations in 2006.

At December 31, 2005, our Finance group had a contingent liability related to the sale of equipment lease streams with a maximum liability of $42 million. These lease streams were sold in 2006, and we had no remaining liability at the end of 2006.

Software Indemnifications

With the acquisition of Overwatch Systems in 2006, we now are a party to software license agreements with customers. These software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

Forward Contract

We enter into a forward contract in our common stock on an annual basis. The contract is intended to hedge the earnings and cash volatility of stock-based incentive compensation indexed to our stock. The forward contract requires annual cash settlement between the counterparties based upon a number of shares multiplied by the difference between the strike price and the prevailing common stock price. As of December 30, 2006, the contract was for approximately 1.5 million shares with a strike price of $77.62. The market price of the stock was $93.77 at December 30, 2006, resulting in a receivable of $24 million, compared with a receivable of $10 million at December 31, 2005.

Warranty and Product Maintenance Contracts

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years. We estimate the costs that may be incurred under warranty programs and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect this liability include the number of products sold, historical and anticipated rates of warranty claims, and cost per claim. We assess the adequacy of our recorded warranty and product maintenance liabilities periodically and adjust the amounts as necessary.

Changes in our warranty and product maintenance liability are as follows:

(In millions)	2006	2005	2004
Accrual at beginning of year	$318	$280	$302
Provision	189	188	146
Settlements	(167)	(149)	(151)
Adjustments to prior accrual estimates	(25)	(1)	(17)
Accrual at end of year	$315	$318	$280

Note 18. Variable Interest Entities

BAAC is a joint venture established in 1998 between our Bell Helicopter unit and a predecessor of Agusta S.p.A. to share certain costs and profits for the joint design, development, manufacture, marketing, sale, customer training and product support of the civil tiltrotor Model BA609 and, through December 2005, the commercial helicopter Model AB139. This venture is a variable interest entity since it relies on its partners to fund the development and to provide services for substantially all of the venture’s operations.

On December 20, 2005, we entered into an agreement with Agusta to realign BAAC. Under this agreement, we sold our 25% profit interest in the Model AB139 medium twin helicopter program to Agusta. Agusta assumed ownership of all aspects of the Model AB139 program from BAAC, including all existing customer obligations. In exchange for our interest, we received $10 million in cash, a $20 million note and a note for contingent payments from Agusta based on future Model AB139 sales. We recognized a $30 million pre-tax gain upon the sale of our interest, which is included in segment profit. The contingent receipts are expected to begin with aircraft deliveries in 2008 and will be recorded into income prospectively as the future sales occur.

The realignment also allows Agusta to increase its profit interest in the Model BA609 to a maximum of 40% by increasing its investment during the development phase. These development activities may include cash contributions to reimburse us for certain development costs incurred on behalf of BAAC (see Note 16). At year-end, Agusta’s profit interest was approximately 30%.

Prior to the realignment, only certain marketing and administrative costs were charged to BAAC, while development costs were recorded separately by the parties, with our share of the development costs charged to our earnings as a period expense. As a result of the realignment, BAAC now includes only the Model BA609 tiltrotor, and we have a controlling voting interest in BAAC. Accordingly, we will absorb more than half of BAAC’s expected losses and residual returns. As its primary beneficiary, we have consolidated BAAC prospectively as of December 20, 2005.

Note 19. Supplemental Cash Flow and Other Information

Supplemental Cash Flow Information

We have made the following cash payments:

(In millions)	2006	2005	2004
Interest paid:
Manufacturing group	$111	$108	$106
Finance group	$341	$204	$157
Taxes paid, net of refunds received:
Manufacturing group	$173	$107	$(16)
Finance group	$2	$22	$61
Discontinued operations	$(40)	$(33)	$(16)

Cash paid for interest by the Manufacturing group includes amounts paid to our Finance group of $4 million, $5 million and $4 million in 2006, 2005 and 2004, respectively. Cash paid for the Manufacturing group includes the excess tax benefit received on share-based payments of $31 million in 2006 and $14 million in 2005.

Accrued Liabilities

The accrued liabilities of our Manufacturing group are composed of the following:

	December 30,	December 31,
(In millions)	2006	2005
Customer deposits	$663	$521
Warranty and product maintenance contracts	315	318
Salaries, wages and employer taxes	276	258
Deferred revenue	107	102
Accrued interest	39	37
Dividends payable	—	46
Other	558	467
Total accrued liabilities	$1,958	$1,749

Note 20. Segment and Geographic Data

Our four reportable segments are: Bell, Cessna, Industrial and Finance. These segments reflect the manner in which we manage our operations. The accounting policies of the segments are the same as those described in Note 1.

Bell products include military and commercial helicopters, tiltrotor aircraft, piston aircraft engines, armored security vehicles, “smart” weapons, munitions airborne and ground surveillance systems, aircraft landing systems, aircraft and missile control actuators and networking, situational awareness and intelligence analysis software for U.S. and non-U.S. governments in the defense and aerospace industries and general aviation markets.

Cessna products include business jets, single engine turboprop and piston aircraft and aftermarket services sold to a diverse base of corporate and individual buyers.

Industrial products and markets include the following:

•                  Kautex products include blow-molded fuel systems, windshield and headlamp washer systems, metal fuel fillers, engine camshafts and other parts that are marketed primarily to automobile original equipment manufacturers;

•                  E-Z-GO and Jacobsen products include golf cars, professional turf-maintenance equipment and off-road, multipurpose utility and specialized turf care vehicles that are marketed primarily to golf courses, resort communities, municipalities, commercial and industrial users and consumers;

•                  Greenlee products include hand, hydraulic and electrically powered tools, wire and cable terminations, electrical and communications testing/measurement, and bending and pulling equipment, principally used in the electrical construction and maintenance, telecommunications and plumbing industries; and

•                  Fluid & Power products include industrial and hydraulic pumps, mechanical transmission systems, gears and extrusion equipment marketed to original equipment manufacturers, governments, and the oil, gas, petrochemical and desalinization industries.

Finance provides secured commercial loans and leases primarily in North America to the asset-based lending, aviation, distribution finance, golf finance, resort finance and structured capital markets.

Segment profit is an important measure used to evaluate performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges. The measurement for the Finance segment includes interest income and expense and excludes special charges. Provisions for losses on finance receivables involving the sale or lease of our products are recorded by the selling manufacturing division when our Finance group has recourse to the Manufacturing group.

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit
(In millions)	2006	2005	2004	2006	2005	2004
Bell	$3,408	$2,881	$2,254	$249	$368	$250
Cessna	4,156	3,480	2,473	645	457	267
Industrial	3,128	3,054	3,046	163	150	194
Finance	798	628	545	210	171	139
	$11,490	$10,043	$8,318	1,267	1,146	850
Special charges				—	(118)	(59)
Corporate expenses and other, net				(202)	(199)	(157)
Interest expense, net				(90)	(90)	(94)
Income from continuing operations before income taxes				$975	$739	$540

Revenues by product type within each segment are summarized below:

	Revenues
(In millions)	2006	2005	2004
Bell:
Rotor aircraft	$2,347	$2,075	$1,615
Armored vehicles, advanced military systems and piston aircraft engines	1,061	806	639
Cessna: Fixed-wing aircraft	4,156	3,480	2,473
Industrial:
Fuel systems and functional components	1,542	1,523	1,582
Golf and turf-care products	696	705	708
Industrial and hydraulic pumps, gears and other	517	495	463
Powered tools, testing and measurement equipment and other	373	331	293
Finance	798	628	545
	$11,490	$10,043	$8,318

Our revenues include sales to the U.S. Government of approximately $2.2 billion in 2006, $1.8 billion in 2005 and $1.3 billion in 2004, primarily in the Bell segment.

Other information by segment is provided below:

	Assets
(In millions)	2006	2005	2004
Bell	$2,598	$1,966	$1,674
Cessna	2,091	1,866	1,751
Industrial	2,495	2,383	2,601
Finance	9,000	7,441	6,738
Corporate	1,293	1,721	1,478
Discontinued operations	73	1,122	1,633
	$17,550	$16,499	$15,875

	Capital Expenditures*			Depreciation and Amortization
(In millions)	2006	2005	2004	2006	2005	2004
Bell	$225	$152	$62	$67	$54	$49
Cessna	121	105	98	78	84	71
Industrial	82	101	100	91	104	107
Finance	12	9	12	39	46	46
Corporate	7	13	22	15	15	7
	$447	$380	$294	$290	$303	$280

* Capital expenditures includes amounts financed through capital leases.

Geographic Data

Presented below is selected financial information of our continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2006	2005	2004	2006	2005	2004
United States	$7,006	$6,390	$5,260	$1,381	$1,211	$1,093
Europe	2,099	1,737	1,696	259	237	311
Canada	462	323	247	75	68	61
Latin America and Mexico	631	533	404	21	23	30
Asia and Australia	636	617	547	65	62	52
Middle East and Africa	656	443	164	6	6	7
	$11,490	$10,043	$8,318	$1,807	$1,607	$1,554

   * Revenues are attributed to countries based on the location of the customer.

** Property, plant and equipment, net are based on the location of the asset.

Quarterly Data

(Unaudited)	2006				2005
(Dollars in millions, except per share amounts)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenues
Bell	$965	$855	$805	$783	$805	$674	$786	$616
Cessna	1,232	1,050	1,005	869	967	890	910	713
Industrial	792	720	818	798	744	686	824	800
Finance	212	212	192	182	185	155	147	141
Total revenues	$3,201	$2,837	$2,820	$2,632	$2,701	$2,405	$2,667	$2,270
Segment profit
Bell	$48	$67	$65	$69	$121	$89	$83	$75
Cessna	213	162	153	117	132	117	121	87
Industrial	32	28	54	49	16	21	58	55
Finance	52	53	56	49	51	43	44	33
Total segment profit	345	310	328	284	320	270	306	250
Special charges	—	—	—	—	(21)	(2)	(41)	(54)
Corporate expenses and other, net	(60)	(45)	(48)	(49)	(54)	(47)	(55)	(43)
Interest expense, net	(20)	(23)	(25)	(22)	(21)	(23)	(22)	(24)
Income taxes	(69)	(67)	(78)	(55)	(56)	(52)	(70)	(45)
Income from continuing operations	196	175	177	158	168	146	118	84
(Loss) income from discontinued operations, net of income taxes	(1)	(6)	(108)	10	(50)	(310)	5	42
Net income (loss)	$195	$169	$69	$168	$118	$(164)	$123	$126
Earnings per common share
Basic:
Income from continuing operations	$1.57	$1.39	$1.38	$1.21	$1.28	$1.10	$0.88	$0.62
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.05)	(0.84)	0.08	(0.38)	(2.33)	0.04	0.31
Net income (loss)	$1.56	$1.34	$0.54	$1.29	$0.90	$(1.23)	$0.92	$0.93
Basic average shares outstanding (In thousands)	125,544	125,809	128,453	130,093	131,569	132,910	134,603	135,127
Diluted:
Income from continuing operations	$1.54	$1.36	$1.34	$1.19	$1.25	$1.07	$0.86	$0.61
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.04)	(0.81)	0.07	(0.37)	(2.27)	0.03	0.30
Net income (loss)	$1.53	$1.32	$0.53	$1.26	$0.88	$(1.20)	$0.89	$0.91
Diluted average shares outstanding (In thousands)	128,023	128,379	131,294	132,856	134,300	135,629	137,582	138,283
Segment profit margins
Bell	5.0%	7.8%	8.1%	8.8%	15.0%	13.2%	10.6%	12.2%
Cessna	17.3	15.4	15.2	13.5	13.7	13.1	13.3	12.2
Industrial	4.0	3.9	6.6	6.1	2.2	3.1	7.0	6.9
Finance	24.5	25.0	29.2	26.9	27.6	27.7	29.9	23.4
Segment profit margin	10.8%	10.9%	11.6%	10.8%	11.8%	11.2%	11.5%	11.0%
Common stock information
Price range: High	$98.38	$93.13	$98.10	$94.40	$80.00	$78.80	$78.30	$80.05
Low	$88.19	$81.10	$82.51	$75.76	$69.00	$65.85	$71.11	$68.61
Dividends per share	$0.3875	$0.3875	$0.3875	$0.3875	$0.350	$0.350	$0.350	$0.350

Schedule II — Valuation and Qualifying Accounts

(In millions)	2006	2005	2004
Manufacturing Group

Allowance for Doubtful Accounts
Balance at beginning of year	$38	$54	$55
Charged to costs and expenses	4	16	16
Deductions from reserves*	(8)	(32)	(17)
Balance at end of year	$34	$38	$54

Reserves for Recourse Liability to Finance Group — Continuing Operations**
Balance at beginning of year	$40	$37	$46
Charged to costs and expenses	—	12	10
Reclassifications to other assets	—	—	(14)
Deductions from reserves*	(1)	(9)	(5)
Balance at end of year	$39	$40	$37

Inventory FIFO Reserves
Balance at beginning of year	$85	$91	$100
Charged to costs and expenses	29	25	33
Deductions from reserves*	(25)	(31)	(42)
Balance at end of year	$89	$85	$91

Finance Group

Allowance for Losses on Finance Receivables
Balance at beginning of year	$96	$99	$119
Provision for losses	26	29	58
Deduction from reserves*	(29)	(32)	(78)
Balance at end of year	$93	$96	$99

  *           Represents uncollectible accounts written off (less recoveries), inventory disposals, acquisitions and translation adjustments

**          These reserves exclude discontinued operations liabilities of $6 million in 2006, $18 million in 2005 and $22 million in 2004. The decline in these reserves is primarily due to write-offs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures – We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (our “CEO”) and our Executive Vice President and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Report of Management – See page 33.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – See page 34.

Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information appearing under “Audit Committee,” “Nominees for Director,” “Directors Continuing in Office,” “Corporate Governance,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2007, is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information appearing under “Compensation of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2007, is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under “Security Ownership of Certain Beneficial Holders,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2007, is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information appearing under “Director Independence” and “Transactions with Management and Others” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2007, is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information appearing under “Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2007, is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules - See Index on Page 32.

Exhibits

3.1	Restated Certificate of Incorporation of Textron as filed January 29, 1998. Incorporated by reference to Exhibit 3.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

3.2	By-Laws of Textron. Incorporated by reference to Exhibit 3.1 to Textron’s Current Report on Form 8-K filed April 29, 2006.

4.1A

Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).

4.1B

First Supplemental Indenture dated November 16, 2006, between Textron Financial Corporation and U.S. Bank National Association (successor trustee to Sun Trust Bank) to Indenture dated as of December 9, 1999. Incorporated by reference to Exhibit 4.3 of Textron Financial Corporation’s Form S-3 (File No. 333-138755).

4.1C	Form of Medium-Term Note of Textron Financial Corporation. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

4.2A

Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-108464).

4.2B

First Supplemental Indenture, dated November 16, 2006, between Textron Financial Canada Funding Corp., Textron Financial Corporation and U.S. Bank National Association (successor trustee to Sun Trust Bank) to Indenture dated November 30, 2001. Incorporated by reference to Exhibit 4.4 of Textron Financial Corporation’s Form S-3 (File No. 333-138755).

4.2C	Form of Medium-Term Note of Textron Financial Canada Funding Corp. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

4.3A

Amended and Restated Indenture, dated as of May 26, 2005, by and between Textron Financial Floorplan Master Note Trust and The Bank of New York, as indenture trustee. Incorporated herein by reference to Exhibit 4.1 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3B

Amended and Restated Series 2001-1 Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer. Incorporated herein by reference to Exhibit 4.2 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3C

Series 2005-A Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer. Incorporated herein by reference to Exhibit 4.3 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3D

Series 2006-A Supplement, dated as of April 19, 2006, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer. Incorporated herein by reference to Exhibit 4.1 of Textron Financial Corporation’s Current Report on Form 8-K filed April 24, 2006.

4.4

Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Registration Statement on Form 10 (File No. 0-27559).

NOTE:

Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

NOTE:	Exhibits 10.1 through 10.20 below are management contracts or compensatory plans, contracts or agreements.

10.1A	Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

10.1B	Amendment to Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

10.1C	Objectives for Executive Officers Under Annual Incentive Compensation Plan for Textron Employees.

10.2	Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.3	Description of Textron Spillover Pension Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

10.4	Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.4 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.5	Survivor Benefit Plan For Textron Key Executives, as amended. Incorporated by reference to Exhibit 10.5 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.6A	Textron 1994 Long-Term Incentive Plan (“1994 Plan”). Incorporated by reference to Exhibit 10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.

10.6B	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.9B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

10.6C	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.6 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

10.6D	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.8D to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

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

10.11A

Amended and Restated Employment Agreement between Textron and John D. Butler dated May 4, 2006. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006.

10.11B

Restricted Stock Equivalent Award granted to John D. Butler on January 15, 2002. Incorporated by reference to Exhibit 10.1 of Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

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

10.12C

Second Amendment, dated May 4, 2006, to Employment Agreement between Textron and Lewis B. Campbell. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006.

10.12D	Retention Award granted to Lewis B. Campbell on December 14, 1995. Incorporated by reference to Exhibit 10.16B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

10.12E	Retention Award granted to Lewis B. Campbell on June 1, 1999. Incorporated by reference to Exhibit 10.13C to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

10.12F

Retention Award granted to Lewis B. Campbell on January 1, 2001, and revision of vesting schedule for the Retention Award granted on June 1, 1999. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.12G	Amendments to Retention Awards granted to Lewis B. Campbell. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

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

10.14A

Amended and Restated Employment Agreement between Textron and Mary L. Howell dated May 4, 2006. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006.

10.14B

Restricted Stock Equivalent Award granted to Mary L. Howell on January 15, 2002. Incorporated by reference to Exhibit 10.2 of Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

10.15A

Amended and Restated Employment Agreement between Textron and Terrence O’Donnell dated May 4, 2006. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006.

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

10.17	Director Compensation.

10.18	Director Stock Awards. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

10.19	CitationShares Director’s Evaluation Program. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.20

Amendment to 13 plans to comply with the American Jobs Creation Act of 2004. Incorporated by reference to Exhibit 10.18 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.21A

5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent (the “5-Year Credit Agreement). Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.

10.21B	Amendment No. 1, dated as of April 21, 2006, to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 25, 2006.

10.22A

364-Day Credit Agreement dated March 31, 2003, among Textron Inc., the Banks listed therein and JPMorgan Chase Bank as Administrative Agent (the “364-Day Credit Agreement”). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.

10.22B	Amendment, dated as of July 28, 2003, to the 364-Day Credit Agreement. Incorporated by reference to Exhibit 10.19 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.22C

Amendment No. 2, dated as of March 29, 2004, to the 364-Day Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004.

10.23A

364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.23B

Amendment, dated as of July 26, 2004, to 364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

10.23C

Amendment No. 2, dated as of July 25, 2005, to the 364-Day Credit Agreement dated as of July 28, 2003, among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 of Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.

10.24A

Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.24B

Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.

10.24C

Amendment No. 2, dated as of April 28, 2006, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed May 1, 2006.

10.25

Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Confidential treatment has been requested for portions of this agreement. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

12.1	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Manufacturing.

12.2	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron including all majority-owned subsidiaries.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February 2007.

TEXTRON INC.
Registrant

By:	/s/ Ted R. French
Ted R. French
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 21st day of February 2007, by the following persons on behalf of the registrant and in the capacities indicated:

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
Michael D. Cahn
Attorney-in-fact

EXHIBIT INDEX

Exhibits

3.1	Restated Certificate of Incorporation of Textron as filed January 29, 1998. Incorporated by reference to Exhibit 3.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

3.2	By-Laws of Textron. Incorporated by reference to Exhibit 3.1 to Textron’s Current Report on Form 8-K filed April 29, 2006.

4.1A

Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).

4.1B

First Supplemental Indenture dated November 16, 2006, between Textron Financial Corporation and U.S. Bank National Association (successor trustee to Sun Trust Bank) to Indenture dated as of December 9, 1999. Incorporated by reference to Exhibit 4.3 of Textron Financial Corporation’s Form S-3 (File No. 333-138755).

4.1C	Form of Medium-Term Note of Textron Financial Corporation. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

4.2A

Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-108464).

4.2B

First Supplemental Indenture, dated November 16, 2006, between Textron Financial Canada Funding Corp., Textron Financial Corporation and U.S. Bank National Association (successor trustee to Sun Trust Bank) to Indenture dated November 30, 2001. Incorporated by reference to Exhibit 4.4 of Textron Financial Corporation’s Form S-3 (File No. 333-138755).

4.2C	Form of Medium-Term Note of Textron Financial Canada Funding Corp. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

4.3A

Amended and Restated Indenture, dated as of May 26, 2005, by and between Textron Financial Floorplan Master Note Trust and The Bank of New York, as indenture trustee. Incorporated herein by reference to Exhibit 4.1 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3B

Amended and Restated Series 2001-1 Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer. Incorporated herein by reference to Exhibit 4.2 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3C

Series 2005-A Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer. Incorporated herein by reference to Exhibit 4.3 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3D

Series 2006-A Supplement, dated as of April 19, 2006, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer. Incorporated herein by reference to Exhibit 4.1 of Textron Financial Corporation’s Current Report on Form 8-K filed April 24, 2006.

4.4

Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Registration Statement on Form 10 (File No. 0-27559).

NOTE:

Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

NOTE:	Exhibits 10.1 through 10.20 below are management contracts or compensatory plans, contracts or agreements.

10.1A	Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

10.1B	Amendment to Annual Incentive Compensation Plan for Textron Employees. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

10.1C	Objectives for Executive Officers Under Annual Incentive Compensation Plan for Textron Employees.

10.2	Deferred Income Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.2 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.3	Description of Textron Spillover Pension Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

10.4	Supplemental Retirement Plan for Textron Key Executives. Incorporated by reference to Exhibit 10.4 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.5	Survivor Benefit Plan For Textron Key Executives, as amended. Incorporated by reference to Exhibit 10.5 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.6A	Textron 1994 Long-Term Incentive Plan (“1994 Plan”). Incorporated by reference to Exhibit 10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.

10.6B	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.9B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

10.6C	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.6 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

10.6D	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.8D to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

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

10.11A

Amended and Restated Employment Agreement between Textron and John D. Butler dated May 4, 2006. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006.

10.11B

Restricted Stock Equivalent Award granted to John D. Butler on January 15, 2002. Incorporated by reference to Exhibit 10.1 of Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

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

10.12C

Second Amendment, dated May 4, 2006, to Employment Agreement between Textron and Lewis B. Campbell. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006.

10.12D	Retention Award granted to Lewis B. Campbell on December 14, 1995. Incorporated by reference to Exhibit 10.16B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

10.12E	Retention Award granted to Lewis B. Campbell on June 1, 1999. Incorporated by reference to Exhibit 10.13C to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

10.12F

Retention Award granted to Lewis B. Campbell on January 1, 2001, and revision of vesting schedule for the Retention Award granted on June 1, 1999. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.12G	Amendments to Retention Awards granted to Lewis B. Campbell. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

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

10.14A

Amended and Restated Employment Agreement between Textron and Mary L. Howell dated May 4, 2006. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006.

10.14B

Restricted Stock Equivalent Award granted to Mary L. Howell on January 15, 2002. Incorporated by reference to Exhibit 10.2 of Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

10.15A

Amended and Restated Employment Agreement between Textron and Terrence O’Donnell dated May 4, 2006. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006.

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

10.17	Director Compensation.

10.18	Director Stock Awards. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

10.19	CitationShares Director’s Evaluation Program. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.20

Amendment to 13 plans to comply with the American Jobs Creation Act of 2004. Incorporated by reference to Exhibit 10.18 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.21A

5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent (the “5-Year Credit Agreement). Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.

10.21B	Amendment No. 1, dated as of April 21, 2006, to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 25, 2006.

10.22A

364-Day Credit Agreement dated March 31, 2003, among Textron Inc., the Banks listed therein and JPMorgan Chase Bank as Administrative Agent (the “364-Day Credit Agreement”). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.

10.22B	Amendment, dated as of July 28, 2003, to the 364-Day Credit Agreement. Incorporated by reference to Exhibit 10.19 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.22C

Amendment No. 2, dated as of March 29, 2004, to the 364-Day Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004.

10.23A

364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.23B

Amendment, dated as of July 26, 2004, to 364-Day Credit Agreement dated July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

10.23C

Amendment No. 2, dated as of July 25, 2005, to the 364-Day Credit Agreement dated as of July 28, 2003, among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 of Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.

10.24A

Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.24B

Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.

10.24C

Amendment No. 2, dated as of April 28, 2006, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed May 1, 2006.

10.25

Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Confidential treatment has been requested for portions of this agreement. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

12.1	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Manufacturing.

12.2	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron including all majority-owned subsidiaries.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.