Form 10-Q
period 2007-03-31
TEXTRON INC
filed 2007-04-30
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended March 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5480
______________

TEXTRON INC.

(Exact name of registrant as specified in its charter)
_______________

Delaware (State or other jurisdiction of incorporation or organization)	05-0315468 (I.R.S. Employer Identification No.)

40 Westminster Street, Providence, RI 02903
401-421-2800
(Address and telephone number of principal executive offices)
_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ✓   Accelerated filer ___ Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  __  No ✓

Common stock outstanding at April 21, 2007 - 124,595,706 shares

TEXTRON INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 31, 2007	April 1, 2006
Revenues
Manufacturing revenues	$2,754	$2,450
Finance revenues	210	182
Total revenues	2,964	2,632
Costs, expenses and other
Cost of sales	2,180	1,955
Selling and administrative	372	361
Interest expense, net	123	94
Provision for losses on finance receivables	5	9
Total costs, expenses and other	2,680	2,419
Income from continuing operations before income taxes	284	213
Income taxes	(86)	(55)
Income from continuing operations	198	158
(Loss) income from discontinued operations, net of income taxes	(2)	10
Net income	$196	$168
Basic earnings per share:
Continuing operations	$1.58	$1.21
Discontinued operations, net of income taxes	(0.02)	0.08
Basic earnings per share	$1.56	$1.29
Diluted earnings per share:
Continuing operations	$1.55	$1.19
Discontinued operations, net of income taxes	(0.02)	0.07
Diluted earnings per share	$1.53	$1.26
Dividends per share:
$2.08 Preferred stock, Series A	$0.52	$0.52
$1.40 Preferred stock, Series B	$0.35	$0.35
Common stock	$0.3875	$0.3875

See Notes to the consolidated financial statements.
3.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions)
	March 31, 2007	December 30, 2006
Assets
Manufacturing group
Cash and cash equivalents	$537	$733
Accounts receivable, less allowance for doubtful accounts of $33 and $34	1,079	964
Inventories	2,342	2,069
Other current assets	462	521
Total current assets	4,420	4,287
Property, plant and equipment, less accumulated depreciation and amortization of $2,198 and $2,147	1,776	1,773
Goodwill	1,257	1,257
Other assets	1,252	1,233
Total Manufacturing group assets	8,705	8,550
Finance group
Cash	48	47
Finance receivables, less allowance for losses of $94 and $93	8,168	8,217
Goodwill	169	169
Other assets	612	567
Total Finance group assets	8,997	9,000
Total assets	$17,702	$17,550
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$83	$80
Accounts payable	897	814
Accrued liabilities	2,102	2,100
Total current liabilities	3,082	2,994
Other liabilities	2,268	2,329
Long-term debt	1,686	1,720
Total Manufacturing group liabilities	7,036	7,043
Finance group
Other liabilities	516	499
Deferred income taxes	481	497
Debt	6,991	6,862
Total Finance group liabilities	7,988	7,858
Total liabilities	15,024	14,901
Shareholders’ equity
Capital stock:
Preferred stock	10	10
Common stock	26	26
Capital surplus	1,820	1,786
Retained earnings	6,347	6,211
Accumulated other comprehensive loss	(631)	(644)
	7,572	7,389
Less cost of treasury shares	4,894	4,740
Total shareholders’ equity	2,678	2,649
Total liabilities and shareholders’ equity	$17,702	$17,550
Common shares outstanding (in thousands)	124,506	125,596

See Notes to the consolidated financial statements.
4.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2007 and April 1, 2006, respectively
(In millions)
	Consolidated
	2007	2006
Cash flows from operating activities:
Net income	$196	$168
Loss (income) from discontinued operations	2	(10)
Income from continuing operations	198	158
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Earnings of Finance group, net of distributions	-	-
Depreciation and amortization	74	66
Provision for losses on finance receivables	5	9
Share-based compensation	8	7
Deferred income taxes	-	(5)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(111)	(104)
Inventories	(288)	(233)
Other assets	33	15
Accounts payable	81	177
Accrued and other liabilities	(12)	41
Captive finance receivables, net	(74)	(73)
Other operating activities, net	21	19
Net cash (used in) provided by operating activities of continuing operations	(65)	77
Net cash used in operating activities of discontinued operations	(5)	(8)
Net cash (used in) provided by operating activities	(70)	69
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(2,886)	(2,472)
Repaid	2,340	2,046
Proceeds on receivables sales and securitization sales	591	-
Capital expenditures	(61)	(60)
Proceeds on sale of property, plant and equipment	1	2
Other investing activities, net	14	26
Net cash used in investing activities of continuing operations	(1)	(458)
Net cash provided by (used in) investing activities of discontinued operations	17	(20)
Net cash provided by (used in) investing activities	16	(478)
Cash flows from financing activities:
Decrease in short-term debt	(720)	(131)
Proceeds from issuance of long-term debt	874	556
Principal payments and retirements of long-term debt	(102)	(52)
Proceeds from employee stock ownership plans	26	107
Purchases of Textron common stock	(171)	(226)
Dividends paid	(49)	(97)
Dividends paid to Manufacturing group	-	-
Net cash (used in) provided by financing activities of continuing operations	(142)	157
Net cash used in financing activities of discontinued operations	-	(1)
Net cash (used in) provided by financing activities	(142)	156
Effect of exchange rate changes on cash and cash equivalents	1	2
Net decrease in cash and cash equivalents	(195)	(251)
Cash and cash equivalents at beginning of period	780	796
Cash and cash equivalents at end of period	$585	$545
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$5	$5

See Notes to the consolidated financial statements.
5.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended March 31, 2007 and April 1, 2006, respectively
(In millions)
	Manufacturing Group*		Finance Group*
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$196	$168	$35	$31
Loss (income) from discontinued operations	2	(10)	-	-
Income from continuing operations	198	158	35	31
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	100	31	-	-
Depreciation and amortization	65	56	9	10
Provision for losses on finance receivables	-	-	5	9
Share-based compensation	8	7	-	-
Deferred income taxes	(2)	(4)	2	(1)
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(111)	(104)	-	-
Inventories	(276)	(214)	-	-
Other assets	33	14	-	(2)
Accounts payable	81	177	-	-
Accrued and other liabilities	(21)	(9)	9	50
Captive finance receivables, net	-	-	-	-
Other operating activities, net	11	16	9	3
Net cash provided by operating activities of continuing operations	86	128	69	100
Net cash used in operating activities of discontinued operations	(5)	(8)	-	-
Net cash provided by operating activities	81	120	69	100
Cash flows from investing activities:
Finance receivables:
Originated or purchased	-	-	(3,111)	(2,700)
Repaid	-	-	2,469	2,201
Proceeds on receivables sales and securitization sales	-	-	613	-
Capital expenditures	(59)	(57)	(2)	(3)
Proceeds on sale of property, plant and equipment	1	2	-	-
Other investing activities, net	-	(4)	3	14
Net cash used in investing activities of continuing operations	(58)	(59)	(28)	(488)
Net cash provided by (used in) investing activities of discontinued operations	17	(20)	-	-
Net cash used in investing activities	(41)	(79)	(28)	(488)
Cash flows from financing activities:
Decrease in short-term debt	(42)	(75)	(678)	(56)
Proceeds from issuance of long-term debt	-	-	874	556
Principal payments and retirements of long-term debt	(1)	(2)	(101)	(50)
Proceeds from employee stock ownership plans	26	107	-	-
Purchases of Textron common stock	(171)	(226)	-	-
Dividends paid	(49)	(97)	-	-
Dividends paid to Manufacturing group	-	-	(135)	(62)
Net cash (used in) provided by financing activities of continuing operations	(237)	(293)	(40)	388
Net cash used in financing activities of discontinued operations	-	(1)	-	-
Net cash (used in) provided by financing activities	(237)	(294)	(40)	388
Effect of exchange rate changes on cash and cash equivalents	1	2	-	-
Net (decrease) increase in cash and cash equivalents	(196)	(251)	1	-
Cash and cash equivalents at beginning of period	733	786	47	10
Cash and cash equivalents at end of period	$537	$535	$48	$10
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$5	$5	$-	$-
*Textron is segregated into a Manufacturing group and a Finance group as described in Note 1 to the consolidated financial statements. The Finance group’s pre-tax income in excess of dividends paid is excluded from the Manufacturing group’s cash flows. All significant transactions between the borrowing groups have been eliminated from the consolidated column provided on page 5.

See Notes to the consolidated financial statements.
6.

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2006. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc., consolidated with the entities that operate in the Bell, Cessna and Industrial segments, while the Finance group consists of the Finance segment, comprised of Textron Financial Corporation and its subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the consolidated financial statements. All significant intercompany transactions are eliminated from the consolidated financial statements, including retail and wholesale financing activities for inventory sold by our Manufacturing group that is financed by our Finance group.

Note 2: Inventories
(In millions)	March 31, 2007	December 30, 2006
Finished goods	$729	$665
Work in process	1,719	1,562
Raw materials	445	435
	2,893	2,662
Less progress/milestone payments	551	593
	$2,342	$2,069

Note 3: Finance Receivables

In the first quarter of 2007, we adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). FSP 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged leases. The impact of any estimated change in projected cash flows must be reported as an adjustment to the net leveraged lease investment and retained earnings at the date of adoption. Our Finance group has leveraged leases with an initial investment balance of $209 million that we estimate could be impacted by changes in the timing of cash flows related to income taxes. Upon the adoption, we reduced retained earnings for the $33 million cumulative effect of a change in accounting principle, and reduced our investment in these leveraged leases by $50 million and deferred income tax liabilities by $17 million.

7.

Note 4: Comprehensive Income

Our comprehensive income for the periods is provided below:
	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006
Net income	$196	$168
Other comprehensive income:
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	15	-
Other	(2)	1
Comprehensive income	$209	$169

Note 5: Earnings per Share

We calculate basic and diluted earnings per share based on income available to common shareholders, which approximates net income for each period. We use the weighted-average number of common shares outstanding during the period for the computation of basic earnings per share. Diluted earnings per share includes the dilutive effect of convertible preferred shares, stock options and restricted stock in the weighted-average number of common shares outstanding.

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended
(In thousands)	March 31, 2007	April 1, 2006
Basic weighted-average shares outstanding	125,047	130,093
Dilutive effect of convertible preferred shares, stock options and restricted stock	2,390	2,763
Diluted weighted-average shares outstanding	127,437	132,856

Note 6: Share-Based Compensation

The compensation expense we recorded in net income for our share-based compensation plans is as follows:

	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006
Compensation expense, net of hedge income or expense	$13	$22
Income tax benefit	(2)	(13)
Total net compensation cost included in net income	$11	$9
Net compensation costs included in discontinued operations	-	1
Net compensation costs included in continuing operations	$11	$8

8.

Stock Options
The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. The weighted-average fair value of options granted per share was $28 and $25 in the first quarter of 2007 and 2006, respectively. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on our common stock, historical volatilities and other factors. We use historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.

The weighted-average assumptions used in our Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Dividend yield	2%	2%
Expected volatility	30%	25%
Risk-free interest rate	5%	4%
Expected lives (In years)	5.5	6.0

Stock option activity under the 1999 Long-Term Incentive Plan (“Plan”) during the three months ended March 31, 2007 is as follows:

	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of year	5,420	$63.77
Granted	924	91.70
Exercised	(452)	57.43
Canceled, expired or forfeited	(54)	76.37
Outstanding at end of period	5,838	$68.57	6.56	$125
Exercisable at end of period	3,972	$59.65	5.31	$119

Restricted Stock
The fair value of restricted stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect the fair value of the award, as dividends are not paid or accrued until the restricted stock vests. The weighted-average grant-date fair value of restricted stock granted in the three months ended March 31, 2007 and April 1, 2006 was approximately $86 and $82 per share, respectively.

9.

Restricted stock activity under the Plan during the three months ended March 31, 2007 is as follows:

(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at beginning of year, nonvested	1,219	$65.38
Granted	305	86.08
Vested	(92)	56.32
Forfeited	(42)	60.32
Outstanding at end of period, nonvested	1,390	$70.67

Share-Based Compensation Awards
The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:

	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006
Subject only to service conditions:
Value of shares, options or units vested	$25	$17
Intrinsic value of cash awards paid	$4	$5
Subject to performance vesting conditions:
Value of units vested	$-	$-
Intrinsic value of cash awards paid	$42	$35
Intrinsic value of amounts paid under Deferred Income Plan	$2	$1

Note 7: Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees. The components of net periodic benefit cost for these plans for the three months ended March 31, 2007 and April 1, 2006 are as follows:
	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2007	2006	2007	2006
Service cost	$33	$35	$2	$2
Interest cost	73	69	10	10
Expected return on plan assets	(99)	(96)	-	-
Amortization of prior service cost (credit)	4	5	(1)	(1)
Amortization of net loss	13	12	6	6
Net periodic benefit cost	$24	$25	$17	$17

Note 8: Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of fiscal 2007, which resulted in an increase of approximately $22 million to our December 31, 2006 retained earnings balance. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

10.

As of the date of adoption, our unrecognized tax benefits totaled approximately $356 million, of which $225 million in benefits, if recognized, would favorably affect our effective tax rate in any future period. The remaining $131 million in unrecognized tax benefits are related to discontinued operations. We do not believe that it is reasonably possible that our estimates of unrecognized tax benefits will change significantly in the next 12 months.

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Canada, Germany, the United Kingdom and the U.S. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1997 in these major jurisdictions.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in our consolidated statements of operations. At the date of adoption, we had $77 million of accrued interest included in other liabilities on our consolidated balance sheet.

Note 9: Commitments and Contingencies

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

The Internal Revenue Service (“IRS”) has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions within the Finance segment. These transactions, along with other transactions with similar characteristics, have an initial investment of approximately $209 million. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS. Deferred tax liabilities of $164 million are recorded on our consolidated balance sheet related to these leases at March 31, 2007. We believe that the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated and intend to vigorously defend our position.

11.

Armed Reconnaissance Helicopter Program
Bell Helicopter is performing under a U.S. Government contract for System Development and Demonstration (“SDD”) of the Armed Reconnaissance Helicopter (“ARH”). In the fourth quarter of 2006, we completed certain phases of the critical design review under the ARH SDD contract and determined the initial production configuration of the aircraft, which included aircraft configuration changes required by the U.S. Government. At the end of 2006, our cost estimates based on this configuration exceeded the fixed pricing contained in the two options the U.S. Government had under this program resulting in a reasonably possible exposure in the range of no loss to a possible loss of $4 million per aircraft. During the first quarter of 2007, the option for the first production lot (for 6-12 aircraft) expired, while the option for the second lot (for 18-36 aircraft) will expire in December 2007. Certain additional development requirements under the ARH SDD contract must be met before the U.S. Government can exercise the remaining option. Based on the program status at the end of the first quarter, we do not believe it is likely that the option for the second lot, as currently configured, would be exercised by the U.S. Government.

In March, 2007, we received correspondence from the U.S. Government which required that we provide, by April 23, 2007, a written plan describing a strategy to maximize contract performance, while minimizing negative cost and schedule impact to the U.S. Government. The correspondence also indicated specific limitations of government funding on the ARH SDD contract, but allowed us to continue program development efforts at our risk if we so chose. The U.S. Government has indicated that after review of our plan, it will make a decision to either continue with ARH SDD development, or terminate the contract. We are committed to the ARH program, and believe that the U.S. Government will continue with the program.

Although not contractually obligated to do so, we have continued to work under the ARH SDD contract, as well as efforts to secure long-lead materials for the anticipated production aircraft, at our risk. At March 31, 2007, our costs incurred and supplier obligations related to the ARH program in excess of contract funding are estimated to be approximately $25 million, which have been expensed in the first quarter of 2007. We expect to continue to expense development costs and supplier obligations until discussions with the U.S. Government are resolved, because recovery of these amounts cannot be assured at this time.

Should the U.S. Government choose to continue with the ARH program, production aircraft requirements may be changed under a new or modified contract to include revised aircraft specifications, pricing and delivery schedules. We cannot determine the impact of such changes until discussions with the U.S. Government are resolved. Alternatively, should the U.S. Government choose to terminate the ARH program, we would incur additional costs specifically related to the termination. The timing and amount of these costs and their recoverability would depend on the nature of the termination and costs incurred.

Note 10: Guarantees and Indemnifications

As disclosed under the caption “Guarantees and Indemnifications” in Note 17 to the consolidated financial statements in Textron’s 2006 Annual Report on Form 10-K, Textron has issued or is party to certain guarantees. As of March 31, 2007, there has been no material change to these guarantees.

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

12.

Changes in our warranty and product maintenance liabilities are as follows:

	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006
Accrual at the beginning of period	$315	$318
Provision	45	50
Settlements	(46)	(43)
Adjustments to prior accrual estimates	6	(10)
Accrual at the end of period	$320	$315

Note 11: Recently Announced Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective for the first quarter of 2008, and we currently are evaluating the impact of adoption on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115.” SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008, and we currently are evaluating the impact of adoption on our financial position and results of operations.

Note 12: Segment Information

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

13.

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:
	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006
REVENUES
MANUFACTURING:
Bell	$939	$783
Cessna	968	869
Industrial	847	798
	2,754	2,450
FINANCE	210	182
Total revenues	$2,964	$2,632
SEGMENT OPERATING PROFIT
MANUFACTURING:
Bell	$91	$69
Cessna	155	117
Industrial	60	49
	306	235
FINANCE	52	49
Segment profit	358	284
Corporate expenses and other, net	(50)	(49)
Interest expense, net	(24)	(22)
Income from continuing operations before income taxes	$284	$213

14.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Business Overview

In the first quarter, we continued to realize the benefits of our focus to drive revenue growth and improve operational efficiencies as earnings per share from continuing operations increased 30% to $1.55 compared to the corresponding quarter of 2006. Revenues were $3 billion, a 13% increase over the first quarter of last year as each of our segments reported higher revenues, while organic revenue growth (sales from existing business, excluding the effects of foreign exchange and mergers and acquisition activity) was nearly 11%.

Our revenue growth was largely due to a favorable mix of Citation business jets at Cessna and higher armored security vehicle (“ASV”) deliveries in the Bell segment. Increased revenues in the Industrial segment reflected higher volume at Kautex and increased European volume in Greenlee’s electrical tools business. Finance revenues benefited from an increase of about $500 million in managed receivables since the end of last year. Earnings increased due to the impact of the higher revenues and our improved operating performance, which drove the increase in earnings per share. Additionally, the number of diluted weighted-average shares outstanding has decreased by 5.4 million shares compared to the shares outstanding in the corresponding quarter of 2006, primarily due to our share repurchase program. This decrease in the share base outstanding contributed $0.06 of the earnings per share growth in the current quarter.

Backlog in the Cessna and Bell Helicopter businesses grew to nearly $12 billion in the first quarter largely due to an increase of approximately $500 million at Cessna, as new business jet orders outpaced deliveries by nearly two to one. The continued strength in Citation orders gives us confidence in the sustainability of this market cycle.

Revenues

In the first quarter of 2007, our revenues increased $332 million compared with the corresponding quarter in 2006 primarily due to higher manufacturing sales volume and product mix of $157 million, higher pricing of $71 million, favorable foreign exchange impact of $35 million in the Industrial segment, the reimbursement of costs related to Hurricane Katrina of $28 million and the benefit from acquisitions of $27 million, largely due to Overwatch Systems. Additionally, revenues in our Finance segment increased $28 million. These increases were partially offset by the 2006 divestiture of non-core product lines of $16 million in the Industrial segment.

Segment Profit

Our segment profit increased $74 million in the first quarter of 2007, compared with the corresponding quarter in 2006, primarily due to higher pricing of $71 million, favorable cost performance of $43 million and the net benefit from higher volume and product mix of $14 million, partially offset by inflation of $50 million.

15.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended
	March 31, 2007	April 1, 2006
Federal statutory income tax rate	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	0.7	1.6
Foreign tax rate differential	(2.1)	(3.1)
Manufacturing deduction	(1.4)	(0.5)
Export sales benefit	-	(1.1)
Canadian functional currency	(0.5)	-
Favorable tax settlements	-	(5.6)
Other, net	(1.4)	(0.5)
Effective income tax rate	30.3%	25.8%

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
Bell
	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006
Revenues	$939	$783
Segment profit	91	69

Revenues

U.S. Government Business
In the first quarter of 2007, revenues increased $129 million, compared with 2006 primarily due to higher net volume and mix of $87 million, the reimbursement of costs related to Hurricane Katrina of $28 million and the benefit from acquisitions of $16 million. The volume increase is primarily due to higher ASV deliveries of $63 million, higher H-1 revenue of $52 million and higher Intelligent Battlefield Systems volume of $15 million, partially offset by lower volume of $27 million for Joint Direct Attack Munition and Sensor Fuzed Weapon products and $16 million in lower helicopter spares and service sales.

Commercial Business
In the first quarter of 2007, commercial revenues increased $27 million, compared with 2006 primarily due to higher pricing of $19 million and the benefit from acquisitions of $11 million. Our commercial business volume was slightly lower as the impact of lower Huey II kit deliveries of $22 million was largely offset by higher volume of commercial helicopters of $13 million and other commercial deliveries of $6 million.

16.

Segment Profit

U.S. Government Business
In the first quarter of 2007, profit in our U.S. Government business increased $12 million, compared with 2006. The increase was primarily due to improved performance of $14 million and the impact from the higher net volume and mix of $7 million, partially offset by the unfavorable impact from inflation and pricing of $6 million. The favorable performance reflected the Hurricane Katrina cost reimbursement of $28 million and lower charges of $8 million recorded on the H-1 program, partially offset by higher charges recorded for the Armed Reconnaissance Helicopter (“ARH”) program of $22 million due to a $25 million charge in 2007 and lower V-22 profitability of $8 million.

Bell Helicopter is performing under a U.S. Government contract for System Development and Demonstration (“SDD”) of the ARH. In the fourth quarter of 2006, we completed certain phases of the critical design review under the ARH SDD contract and determined the initial production configuration of the aircraft, which included aircraft configuration changes required by the U.S. Government. At the end of 2006, our cost estimates based on this configuration exceeded the fixed pricing contained in the two options the U.S. Government had under this program resulting in a reasonably possible exposure in the range of no loss to a possible loss of $4 million per aircraft. During the first quarter of 2007, the option for the first production lot (for 6-12 aircraft) expired, while the option for the second lot (for 18-36 aircraft) will expire in December 2007. Certain additional development requirements under the ARH SDD contract must be met before the U.S. Government can exercise the remaining option. Based on the program status at the end of the first quarter, we do not believe it is likely that the option for the second lot, as currently configured, would be exercised by the U.S. Government.

In March, 2007, we received correspondence from the U.S. Government which required that we provide, by April 23, 2007, a written plan describing a strategy to maximize contract performance, while minimizing negative cost and schedule impact to the U.S. Government. The correspondence also indicated specific limitations of government funding on the ARH SDD contract, but allowed us to continue program development efforts at our risk if we so chose. The U.S. Government has indicated that after review of our plan, it will make a decision to either continue with ARH SDD development, or terminate the contract. We are committed to the ARH program, and believe that the U.S. Government will continue with the program.

Although not contractually obligated to do so, we have continued to work under the ARH SDD contract, as well as efforts to secure long-lead materials for the anticipated production aircraft, at our risk. At March 31, 2007, our costs incurred and supplier obligations related to the ARH program in excess of contract funding are estimated to be approximately $25 million, which have been expensed in the first quarter of 2007. We expect to continue to expense development costs and supplier obligations until discussions with the U.S. Government are resolved, because recovery of these amounts cannot be assured at this time.

Should the U.S. Government choose to continue with the ARH program, production aircraft requirements may be changed under a new or modified contract to include revised aircraft specifications, pricing and delivery schedules. We cannot determine the impact of such changes until discussions with the U.S. Government are resolved. Alternatively, should the U. S. Government choose to terminate the ARH program, we would incur additional costs specifically related to the termination. The timing and amount of these costs and their recoverability would depend on the nature of the termination and costs incurred.

Commercial Business
In the first quarter of 2007, commercial profit increased $10 million, compared with 2006 primarily due to higher pricing of $19 million and favorable cost performance of $7 million, partially offset by the net impact of lower volume and an unfavorable product mix of $12 million and inflation of $9 million.

17.

Cessna
	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006
Revenues	$968	$869
Segment profit	155	117

Revenues

Revenues at Cessna increased $99 million in the first quarter of 2007, compared with 2006 due to favorable Citation jet mix of $63 million and pricing of $44 million. We delivered 67 Citation business jets in both the first quarter of 2007 and 2006.

Segment Profit

Segment profit increased $38 million at Cessna in the first quarter of 2007, compared with 2006 primarily due to higher pricing of $44 million and the impact of favorable product mix of $17 million, partially offset by inflation of $18 million and increased product development expenses of $7 million.

Industrial
	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006
Revenues	$847	$798
Segment profit	60	49

Revenues

Revenues in the Industrial segment increased $49 million in the first quarter of 2007, compared with 2006 primarily due to favorable foreign exchange impact of $35 million, higher volume of $18 million and higher pricing of $10 million, partially offset by the divestiture of non-core product lines of $16 million.

Segment Profit

Segment profit in the Industrial segment increased $11 million in the first quarter of 2007, compared with 2006 mainly due to $19 million of improved cost performance and higher pricing of $10 million, partially offset by $19 million of inflation.

Finance
	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006
Revenues	$210	$182
Segment profit	52	49

Revenues

Revenues in the Finance segment increased $28 million in the first quarter of 2007, compared with 2006. The increase was primarily due to a $33 million increase related to higher average finance receivables and an $11 million increase from a higher interest rate environment, partially offset by $11 million in lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of a residual value impairment. Average finance receivables increased primarily due to growth in the distribution and aviation finance businesses.

18.

Segment Profit

Segment profit in the Finance segment increased $3 million in the first quarter of 2007, compared with 2006 primarily due to a benefit from higher average finance receivables of $16 million, partially offset by $11 million in lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of a residual value impairment.

The following table presents information about the Finance segment’s portfolio quality:

	March 31,	December 30,
(Dollars in millions)	2007	2006
Nonperforming assets	$116	$113
Ratio of nonperforming assets to total finance assets	1.32%	1.28%
Ratio of allowance for losses on receivables to nonaccrual finance receivables	123.2%	123.1%
60+ days contractual delinquency as a percentage of finance receivables	0.80%	0.77%

The Finance segment has continued to sustain favorable portfolio quality. Net charge-offs for the first quarter of 2007 totaled $4 million compared with $5 million in the corresponding period of 2006.

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

The debt (net of cash)-to-capital ratio for our Manufacturing group as of March 31, 2007 was 32%, compared with 29% at December 30, 2006, and the gross debt-to-capital ratio was 40% at both March 31, 2007 and December 30, 2006. Our Manufacturing group targets a gross debt-to-capital ratio that is consistent with an A rated company.

19.

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these primary lines of credit was drawn at March 31, 2007 or December 30, 2006.

Our primary committed credit facilities at March 31, 2007 include the following:
(In millions)	Facility Amount	Commercial Paper Outstanding	Letters of Credit Outstanding	Amount Not Reserved as Support for Commercial Paper and Letters of Credit

Manufacturing group - multi-year facility expiring in 2011*	$1,250	$-	$19	$1,231
Finance group - multi-year facility expiring in 2011	$1,750	$1,035	$12	$703

*The Finance group is permitted to borrow under this multi-year facility.

Both of these facilities were amended in April 2007, and the expiration dates were extended by one year to 2012.

At March 31, 2007, our Finance group had $2.6 billion in debt and $432 million in other liabilities that are payable within the next 12 months.
Operating Cash Flows of Continuing Operations
	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006
Manufacturing group	$86	$128
Finance group	69	100
Reclassifications and elimination adjustments	(220)	(151)
Consolidated	$(65)	$77

Our consolidated operating cash flows decreased in the first quarter of 2007 compared with the first quarter of 2006 primarily due to the timing of payments of accounts payable for the Manufacturing group and accrued interest for the Finance group, as well as increased inventory levels to support continued growth in our Cessna and Bell Helicopter businesses.

Reclassifications between operating and investing cash flows and eliminations adjustments for the quarters are summarized below:
	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(225)	$(228)
Cash received from customers and securitizations for captive financing	151	155
Other	(11)	(16)
Total reclassifications from investing activities	(85)	(89)
Dividends paid by Finance group to Manufacturing group	(135)	(62)
Total reclassifications and adjustments	$(220)	$(151)

20.

In the first quarter of 2007, the Finance group increased the dividends it paid to the Manufacturing group by $73 million, compared to the corresponding quarter in 2006. The payment of these dividends represents the distribution of the Finance group’s retained earnings to achieve its targeted leverage ratio.
Investing Cash Flows of Continuing Operations
	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006
Manufacturing group	$(58)	$(59)
Finance group	(28)	(488)
Reclassifications to operating activities	85	89
Consolidated	$(1)	$(458)

Our consolidated investing cash flows increased largely due to proceeds received from the incremental securitization of $588 million in distribution finance receivables, partially offset by a net increase of $120 million in finance receivable originations, net of collections.
Financing Cash Flows of Continuing Operations
	Three Months Ended
(In millions)	March 31, 2007	April 1, 2006
Manufacturing group	$(237)	$(293)
Finance group	(40)	388
Dividends paid by Finance group to Manufacturing group	135	62
Consolidated	$(142)	$157

The decrease in our consolidated financing cash flows during the first quarter of 2007 is due primarily to a reduction in short-term debt issuances, net of repayments, of $589 million, partially offset by an increase in proceeds from the issuance of long-term debt by the Finance group of $318 million. The reduction in short-term debt issuances was primarily related to the Finance group where the proceeds from receivable sales and securitizations were used to fund receivable originations during the first quarter of 2007.

Stock Repurchases
In the first quarter of 2007 and 2006, we repurchased 1,762,592 and 2,576,572 shares of common stock, respectively, under Board-authorized share repurchase programs for an aggregate cost of $164 million and $219 million, respectively.

Dividends
Our Board of Directors approved a quarterly dividend of $0.3875 in the first quarter of 2007 and 2006. We made dividend payments to shareholders of $49 million in the first quarter of 2007, compared with $97 million in the first quarter of 2006. The decrease in dividend payments reflects the fourth quarter 2005 dividend that was paid in the first quarter of 2006, while the fourth quarter 2006 dividend was paid in the fourth quarter.

Capital Resources

Under a shelf registration statement previously filed with the Securities and Exchange Commission, our Manufacturing group may issue public debt and other securities in one or more offerings up to a total maximum offering of $2.0 billion. At March 31, 2007, we had $1.6 billion available under this registration statement.

Under a previously filed registration statement, the Finance group may issue an unlimited amount of public debt. Our Finance group issued $530 million of term debt and CAD 60 million of term debt during the first quarter of 2007 under this registration statement. We used the proceeds from these issuances to fund receivable growth and repay short-term debt. In addition, during the first quarter of 2007, the Finance group issued $300 million of 6%

21.

Fixed-to-Floating Rate Junior Subordinated Notes, which mature on February 15, 2067. The Finance group has the right to redeem the notes at par on or after February 15, 2017, and is obligated to redeem the notes beginning on February 15, 2042, the redemption of which must be made from the sale of certain replacement capital securities or a capital contribution from Textron.

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which our products are manufactured and/or sold. For the first quarter of 2007, the impact of foreign exchange rate changes from the first quarter of 2006 increased revenues by approximately $35 million (1.3%) and increased segment profit by approximately $2 million (0.6%).

Recently Announced Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective for the first quarter of 2008, and we currently are evaluating the impact of adoption on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115.” SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008, and we currently are evaluating the impact of adoption on our financial position and results of operations.

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

22.

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

There has been no significant change in our exposure to market risk during the first quarter of 2007. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2006 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (the “CEO”) and our Executive Vice President and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

23.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Month 1 (December 31, 2006 - February 3, 2007)	606,941	$93.05	606,941	3,780,859
Month 2 (February 4, 2007 - March 3, 2007)	675,651	$95.02	675,651	3,105,208
Month 3 (March 4, 2007 - March 31, 2007)	480,000	$90.48	480,000	2,625,208
Total	1,762,592	$93.10	1,762,592

On January 26, 2006, Textron’s Board approved a new share repurchase plan under which Textron is authorized to repurchase up to 12 million shares of common stock. The new plan has no expiration date.

On March 1, 2007, Textron issued 1,000 shares of its Common Stock to James L. Ziemer upon his joining Textron’s Board of Directors pursuant to Textron’s practice of issuing 1,000 shares of its Common Stock to each new non-employee Director. The sale or transfer of these shares is restricted, and the shares were not registered under the Securities Act of 1933 pursuant to the exemption afforded by section 4(2) of that Act for transactions by an issuer not involving any public offering.
Item 5.	OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosures in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.02 -- Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

At our annual meeting of shareholders held on April 25, 2007, shareholders approved the Textron Inc. Short-Term Incentive Plan and the Textron Inc. 2007 Long-Term Incentive Plan.

Textron Inc. Short-Term Incentive Plan

The Textron Inc. Short-Term Incentive Plan (the “Short-Term Plan”) has materially the same components as the previous Annual Incentive Plan, which was terminated upon approval of the Short-Term Plan. The Short-Term Plan permits the awarding of cash bonuses to employees of Textron and its subsidiaries based on the achievement of pre-established performance goals. The maximum amount payable to any participant for any plan year is $4,000,000. The Short-Term Plan will be administered by the Organization and Compensation Committee of our Board of Directors (the “O&C Committee”), which may, to the extent specified in the Short-Term Plan, delegate its responsibilities. For each executive officer of Textron, the O&C Committee will establish objective written performance goals. Following the end of each plan year or other performance period, the O&C Committee will certify the extent to which performance goals have been achieved and compute the final amounts to be paid to each participant. Further information on the Short-Term Plan appears on pages 46-47 of Textron’s 2007 annual meeting Proxy Statement dated March 19, 2007. The full text of the Short-Term Plan is attached as Exhibit 10.1 to this Report.

24.

Textron Inc. 2007 Long-Term Incentive Plan

The Textron Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) has materially the same components as the Textron 1999 Long-Term Incentive Plan (the “1999 Plan”), under which no further awards will be made. The 2007 Plan authorizes the grant of stock options, stock appreciation rights, performance stock, restricted stock, restricted stock units, performance share units and other awards. The 2007 Plan authorizes the issuance of up to 6,000,000 shares of Textron common stock (“Shares”), 1,500,000 of which may be issued in connection with full-value awards such as restricted stock, restricted stock units, performance stock and performance share units. Only awards settled in Shares will count against these totals. No remaining Shares available for grant from the 1999 Plan will be brought forward to add to these totals, although any shares that become available for issuance upon cancellation, forfeiture or expiration of awards granted under the 1999 Plan without having been exercised or settled will be added to the totals referred to above. In the case of awards under the 2007 Plan that are denominated and intended to be settled in Shares but which are forfeited or cancelled or otherwise expire without having been exercised or settled in shares, the corresponding Shares again will be available for issuance under the 2007 Plan. In addition to these aggregate limits, no more than 200,000 shares may be made subject to stock options or stock appreciation rights granted to a participant in any calendar year, no more than 200,000 shares may be granted to a participant in any calendar year in connection with awards to be settled in Shares other than stock options or stock appreciation rights, no more than $15 million may be paid to any participant in any calendar year with respect to awards settled in cash and a maximum of 5% of the Shares available under the 2007 Plan may be issued as restricted stock, restricted stock units, performance stock or performance share units not subject to certain minimum vesting conditions.

The 2007 Plan will be administered by the O&C Committee, which may, to the extent specified in the 2007 Plan, delegate some or all of its authority under the 2007 Plan. The O&C Committee has the responsibility to select participants, which may include employees and non-employee directors of Textron and its subsidiaries and certain other persons.

Except as specifically authorized by Textron’s shareholders, no stock option or stock appreciation right may be directly or indirectly repriced. Except in the case of certain substitute awards, the exercise price of a stock option may not be less than the closing price of a share on the date of grant. No stock option granted under the 2007 Plan may have a term in excess of ten years, and stock options intended to qualify as incentive stock options are subject to additional restrictions and limitations. Further information on the 2007 Plan appears on pages 47-50 of Textron’s 2007 annual meeting Proxy Statement dated March 19, 2007. The full text of the 2007 Plan is attached as Exhibit 10.2 to this Report.

25.

Item 6.	EXHIBITS
	10.1	Textron Inc. Short-Term Incentive Plan
	10.2	Textron Inc. 2007 Long-Term Incentive Plan
	12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group
	12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	April 30, 2007	s/R. L. Yates
R. L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit

10.1	Textron Inc. Short-Term Incentive Plan
10.2	Textron Inc. 2007 Long-Term Incentive Plan
12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group
12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350