Form 10-Q
period 2007-06-30
TEXTRON INC
filed 2007-07-27
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended June 30, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 Yes  __   No ✓

Common stock outstanding at July 14, 2007 – 124,865,625 shares

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues
Manufacturing revenues	$2,996	$2,628	$5,750	$5,078
Finance revenues	239	192	449	374
Total revenues	3,235	2,820	6,199	5,452
Costs, expenses and other
Cost of sales	2,374	2,081	4,554	4,036
Selling and administrative	429	376	801	737
Interest expense, net	124	109	247	203
Provision for losses on finance receivables	11	(1)	16	8
Total costs, expenses and other	2,938	2,565	5,618	4,984
Income from continuing operations before income taxes	297	255	581	468
Income taxes	(82)	(78)	(168)	(133)
Income from continuing operations	215	177	413	335
Loss from discontinued operations, net of income taxes	(5)	(108)	(7)	(98)
Net income	$210	$69	$406	$237
Basic earnings per share:
Continuing operations	$1.72	$1.38	$3.30	$2.59
Discontinued operations, net of income taxes	(0.03)	(0.84)	(0.05)	(0.76)
Basic earnings per share	$1.69	$0.54	$3.25	$1.83
Diluted earnings per share:
Continuing operations	$1.69	$1.34	$3.24	$2.53
Discontinued operations, net of income taxes	(0.03)	(0.81)	(0.05)	(0.74)
Diluted earnings per share	$1.66	$0.53	$3.19	$1.79
Dividends per share:
$2.08 Preferred stock, Series A	$0.52	$0.52	$1.04	$1.04
$1.40 Preferred stock, Series B	$0.35	$0.35	$0.70	$0.70
Common stock	$0.3875	$0.3875	$0.775	$0.775

See Notes to the consolidated financial statements.

3.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	June 30, 2007	December 30, 2006
Assets
Manufacturing group
Cash and cash equivalents	$631	$733
Accounts receivable, less allowance for doubtful accounts of $34 and $34	1,075	964
Inventories	2,518	2,069
Other current assets	510	521
Total current assets	4,734	4,287
Property, plant and equipment, less accumulated depreciation and amortization of $2,258 and $2,147	1,807	1,773
Goodwill	1,262	1,257
Other assets	1,264	1,233
Total Manufacturing group assets	9,067	8,550
Finance group
Cash	66	47
Finance receivables, less allowance for losses of $86 and $93	8,253	8,217
Goodwill	169	169
Other assets	568	567
Total Finance group assets	9,056	9,000
Total assets	$18,123	$17,550
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$86	$80
Accounts payable	936	814
Accrued liabilities	2,135	2,100
Total current liabilities	3,157	2,994
Other liabilities	2,328	2,329
Long-term debt	1,709	1,720
Total Manufacturing group liabilities	7,194	7,043
Finance group
Other liabilities	567	499
Deferred income taxes	492	497
Debt	6,937	6,862
Total Finance group liabilities	7,996	7,858
Total liabilities	15,190	14,901
Shareholders’ equity
Capital stock:
Preferred stock	10	10
Common stock	26	26
Capital surplus	1,893	1,786
Retained earnings	6,509	6,211
Accumulated other comprehensive loss	(564)	(644)
	7,874	7,389
Less cost of treasury shares	4,941	4,740
Total shareholders’ equity	2,933	2,649
Total liabilities and shareholders’ equity	$18,123	$17,550
Common shares outstanding (in thousands)	124,855	125,596

See Notes to the consolidated financial statements.

4.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2007 and July 1, 2006, respectively
(In millions)
	Consolidated
	2007	2006
Cash flows from operating activities:
Net income	$406	$237
Loss from discontinued operations	7	98
Income from continuing operations	413	335
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	-	-
Depreciation and amortization	153	138
Provision for losses on finance receivables	16	8
Share-based compensation	18	17
Deferred income taxes	10	2
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(103)	(109)
Inventories	(447)	(398)
Other assets	49	25
Accounts payable	118	257
Accrued and other liabilities	36	58
Captive finance receivables, net	(171)	(205)
Other operating activities, net	31	32
Net cash provided by operating activities of continuing operations	123	160
Net cash (used in) provided by operating activities of discontinued operations	(3)	65
Net cash provided by operating activities	120	225
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(5,964)	(5,475)
Repaid	5,463	4,658
Proceeds on receivables sales and securitization sales	689	50
Capital expenditures	(142)	(134)
Proceeds on sale of property, plant and equipment	3	3
Other investing activities, net	12	38
Net cash provided by (used in) investing activities of continuing operations	61	(860)
Net cash provided by (used in) investing activities of discontinued operations	32	(21)
Net cash provided by (used in) investing activities	93	(881)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(145)	389
Proceeds from issuance of long-term debt	1,070	1,034
Principal payments and retirements of long-term debt	(992)	(655)
Proceeds from employee stock ownership plans	69	143
Purchases of Textron common stock	(221)	(598)
Dividends paid	(97)	(147)
Dividends paid to Manufacturing group	-	-
Capital contributions paid to Finance group	-	-
Excess tax benefits related to stock option exercises	12	18
Net cash (used in) provided by financing activities of continuing operations	(304)	184
Net cash used in financing activities of discontinued operations	-	(6)
Net cash (used in) provided by financing activities	(304)	178
Effect of exchange rate changes on cash and cash equivalents	8	7
Net decrease in cash and cash equivalents	(83)	(471)
Cash and cash equivalents at beginning of period	780	796
Cash and cash equivalents at end of period	$697	$325
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$22	$5

See Notes to the consolidated financial statements.

5.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended June 30, 2007 and July 1, 2006, respectively
(In millions)
	Manufacturing Group*		Finance Group*
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$406	$237	$76	$67
Loss from discontinued operations	7	98	-	-
Income from continuing operations	413	335	76	67
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	59	13	-	-
Depreciation and amortization	134	119	19	19
Provision for losses on finance receivables	-	-	16	8
Share-based compensation	18	17	-	-
Deferred income taxes	(2)	(3)	12	5
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(103)	(109)	-	-
Inventories	(438)	(356)	-	-
Other assets	24	18	20	1
Accounts payable	118	257	-	-
Accrued and other liabilities	24	7	12	51
Captive finance receivables, net	-	-	-	-
Other operating activities, net	33	28	(2)	4
Net cash provided by operating activities of continuing operations	280	326	153	155
Net cash (used in) provided by operating activities of discontinued operations	(3)	69	-	(4)
Net cash provided by operating activities	277	395	153	151
Cash flows from investing activities:
Finance receivables:
Originated or purchased	-	-	(6,489)	(5,996)
Repaid	-	-	5,795	4,974
Proceeds on receivables sales and securitization sales	-	-	711	50
Capital expenditures	(138)	(129)	(4)	(5)
Proceeds on sale of property, plant and equipment	3	3	-	-
Other investing activities, net	(2)	(4)	10	6
Net cash (used in) provided by investing activities of continuing operations	(137)	(130)	23	(971)
Net cash provided by (used in) investing activities of discontinued operations	32	(21)	-	-
Net cash (used in) provided by investing activities	(105)	(151)	23	(971)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(44)	(123)	(101)	512
Proceeds from issuance of long-term debt	1	-	1,069	1,034
Principal payments and retirements of long-term debt	(3)	(3)	(989)	(652)
Proceeds from employee stock ownership plans	69	143	-	-
Purchases of Textron common stock	(221)	(598)	-	-
Dividends paid	(97)	(147)	-	-
Dividends paid to Manufacturing group	-	-	(135)	(80)
Capital contributions paid to Finance Group	-	(18)	-	18
Excess tax benefits related to stock option exercises	12	18	-	-
Net cash (used in) provided by financing activities of continuing operations	(283)	(728)	(156)	832
Net cash used in financing activities of discontinued operations	-	(6)	-	-
Net cash (used in) provided by financing activities	(283)	(734)	(156)	832
Effect of exchange rate changes on cash and cash equivalents	9	6	(1)	1
Net (decrease) increase in cash and cash equivalents	(102)	(484)	19	13
Cash and cash equivalents at beginning of period	733	786	47	10
Cash and cash equivalents at end of period	$631	$302	$66	$23
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$22	$5	$-	$-

*Textron is segregated into a Manufacturing group and a Finance group, as described in Note 1 to the consolidated financial statements. The Finance group’s pre-tax income in excess of dividends paid is excluded from the Manufacturing group’s cash flows. All significant transactions between the borrowing groups have been eliminated from the consolidated column provided on page 5.

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

Note 2:  Inventories
(In millions)	June 30, 2007	December 30, 2006
Finished goods	$785	$665
Work in process	1,794	1,562
Raw materials	463	435
	3,042	2,662
Less progress/milestone payments	524	593
	$2,518	$2,069

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

7.

Note 4:  Comprehensive Income

Our comprehensive income for the periods is provided below:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$210	$69	$406	$237
Other comprehensive income:
Currency translation adjustment	27	-	29	(3)
Net deferred gain on hedge contracts	27	12	22	14
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	14	-	29	-
Other	(1)	(4)	-	(2)
Comprehensive income	$277	$77	$486	$246

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

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Basic weighted-average shares outstanding	124,851	128,453	125,013	129,185
Dilutive effect of convertible preferred shares, stock options and restricted stock	2,285	2,841	2,357	2,817
Diluted weighted-average shares outstanding	127,136	131,294	127,370	132,002

Note 6:  Share-Based Compensation

The compensation expense we recorded in net income for our share-based compensation plans is as follows:

	Three Months Ended		Six Month Ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Compensation expense, net of hedge income or expense	$28	$18	$41	$40
Income tax benefit	(17)	(5)	(19)	(18)
Total net compensation cost included in net income	$11	$13	$22	$22
Net compensation costs included in discontinued operations	$-	$1	$-	$2
Net compensation costs included in continuing operations	$11	$12	$22	$20

8.

Stock option activity under the 1999 Long-Term Incentive Plan for the six months ended June 30, 2007 is as follows:

	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of year	5,420	$63.77
Granted	929	91.70
Exercised	(1,159)	59.25
Canceled, expired or forfeited	(65)	78.25
Outstanding at end of period	5,125	$69.67	6.52	$104
Exercisable at end of period	3,275	$59.49	5.12	$99

There were no significant issuances of stock options in the second quarter of 2007 or 2006.

Note 7:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans for the three months ended June 30, 2007 and July 1, 2006 are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2007	2006	2007	2006
Service cost	$34	$36	$2	$3
Interest cost	73	69	11	10
Expected return on plan assets	(99)	(96)	-	-
Amortization of prior service cost (credit)	5	4	(1)	(2)
Amortization of net loss	12	12	5	5
Net periodic benefit cost	$25	$25	$17	$16

The components of net periodic benefit cost for the six months ended June 30, 2007 and July 1, 2006 are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2007	2006	2007	2006
Service cost	$67	$71	$4	$5
Interest cost	146	138	21	20
Expected return on plan assets	(198)	(192)	-	-
Amortization of prior service cost (credit)	9	9	(2)	(3)
Amortization of net loss	25	24	11	11
Net periodic benefit cost	$49	$50	$34	$33

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

9.

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

The Internal Revenue Service (“IRS”) has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions within the Finance segment.  These transactions, along with other transactions with similar characteristics, have an initial investment of approximately $209 million.  Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS.  Deferred tax liabilities of $172 million are recorded on our consolidated balance sheet related to these leases at June 30, 2007. We believe that the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated and intend to vigorously defend our position.

Armed Reconnaissance Helicopter Program
Bell Helicopter is performing under a U.S. Government contract for System Development and Demonstration (“SDD”) of the Armed Reconnaissance Helicopter (“ARH”).  In March 2007, we received correspondence from the U.S. Government that indicated limitations of funding on the ARH SDD contract.  Accordingly, in the first quarter of 2007 we provided for losses of $25 million related to the ARH program, consisting of $7 million in SDD costs and supplier obligations which exceeded the original SDD contract funding limit and $18 million in supplier obligations incurred in the first quarter for long-lead, low-rate initial production (“LRIP”) ARH component production.

10.

In the second quarter of 2007, the Army agreed to re-plan the ARH program and we reached a non-binding memorandum of understanding (“MOU”) related to aircraft specifications, pricing methodology and delivery schedules for 62 LRIP aircraft in two lots. The re-planned program also included additional funding for SDD costs through the end of the second quarter of 2007, which resulted in recovery of the $7 million in SDD costs previously expensed in the first quarter.  Further, we have agreed to conduct additional SDD activities on a funded-basis.

Based on the plan outlined in the MOU and our related estimates of aircraft production costs, including costs related to risks associated with achieving learning curve and schedule assumptions, it is our best estimate at this time that we will lose approximately $73 million on the production of the 62 LRIP aircraft.  Accordingly, a net charge of $48 million was recorded in the second quarter, reflecting an additional charge of $55 million for LRIP-related costs, offset by the $7 million of SDD cost recovery.  We anticipate that the contract awards will be finalized beginning in 2008, and we expect that these awards will be based on the terms outlined in the MOU.

The U.S. Government continues to have an option related to production of 18 to 36 aircraft under the original ARH program. However, it is unlikely that the option would be exercised before its term expires in December 2007 due to certain additional development requirements under the SDD contract that must be met before the option can be exercised.  As a result, the U.S. Government has agreed in the MOU to include the units under this option within the 62 LRIP aircraft specified in the MOU.

Note 10:  Guarantees and Indemnifications

As disclosed under the caption “Guarantees and Indemnifications” in Note 17 to the consolidated financial statements in our 2006 Annual Report on Form 10-K, we have issued or are party to certain guarantees.  As of June 30, 2007, there has been no material change to these guarantees.

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

Changes in our warranty and product maintenance liability are as follows:

	Six Months Ended
(In millions)	June 30, 2007	July 1, 2006
Accrual at the beginning of period	$315	$318
Provision	93	95
Settlements	(89)	(73)
Adjustments to prior accrual estimates	2	(19)
Accrual at the end of period	$321	$321

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

11.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.”  SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings.  Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability.  SFAS 159 is effective in the first quarter of 2008, and we currently are evaluating the impact of adoption on our financial position and results of operations.

Note 12:  Segment Information

Our four reportable segments are: Bell, Cessna, Industrial and Finance.  These segments reflect the manner in which we manage our operations. Segment profit is an important measure used to evaluate performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense and certain corporate expenses.  The measurement for the Finance segment includes interest income and expense.  Provisions for losses on finance receivables involving the sale or lease of our products are recorded by the selling manufacturing division when our Finance group has recourse to the Manufacturing group.

A summary of continuing operations by segment is provided below:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
REVENUES
MANUFACTURING:
Bell	$915	$805	$1,854	$1,588
Cessna	1,203	1,005	2,171	1,874
Industrial	878	818	1,725	1,616
	2,996	2,628	5,750	5,078
FINANCE	239	192	449	374
Total revenues	$3,235	$2,820	$6,199	$5,452
SEGMENT OPERATING PROFIT
MANUFACTURING:
Bell	$59	$65	$150	$134
Cessna	200	153	355	270
Industrial	59	54	119	103
	318	272	624	507
FINANCE	68	56	120	105
Segment profit	386	328	744	612
Corporate expenses and other, net	(66)	(48)	(116)	(97)
Interest expense, net	(23)	(25)	(47)	(47)
Income from continuing operations before income taxes	$297	$255	$581	$468

12.

Note 13: Subsequent Events

On July 18, 2007, the Board of Directors approved a two-for-one split of our common stock, which will be effected in the form of a 100% stock dividend to be distributed on August 24, 2007 to shareholders of record on August 3, 2007.  As a result of the stock split, we will issue approximately 125 million additional shares of common stock to our shareholders.  The stock split will require restatement of all historical shares and per share data in the third quarter of 2007.

Pro forma earnings per share for income from continuing operations amounts on a post-split basis for the three years ended December 30, 2006 would be as follows:

	2006	2005	2004
Basic
As reported	$5.53	$3.86	$2.73
Pro forma (unaudited)	$2.76	$1.93	$1.37
Diluted
As reported	$5.43	$3.78	$2.68
Pro forma (unaudited)	$2.71	$1.89	$1.34

Quarterly unaudited pro forma earnings per share for income from continuing operations amounts on a post-split basis would be as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Basic
As reported	$1.72	$1.38	$3.30	$2.59
Pro forma	$0.86	$0.69	$1.65	$1.30
Diluted
As reported	$1.69	$1.34	$3.24	$2.53
Pro forma	$0.85	$0.67	$1.62	$1.27

The Board of Directors also approved the retirement of approximately 85 million shares of treasury stock to reduce annual exchange listing costs. The retirement will result in a reduction in treasury stock of approximately $4.9 billion, which is offset by reductions in capital surplus of approximately $764 million and retained earnings of approximately $4.1 billion, with no impact on total shareholders’ equity.

13.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues and Segment Profit

Second Quarter of 2007

Revenues increased $415 million, or 15%, to $3.2 billion in the second quarter of 2007 compared with the corresponding quarter in 2006.  This increase is primarily due to higher manufacturing volume and product mix of $240 million, higher pricing of $83 million, more revenues in our Finance segment of $47 million, favorable foreign exchange impact of $30 million in the Industrial segment and the benefit from acquisitions of $32 million, largely due to Overwatch Systems.  These increases were partially offset by the 2006 divestiture of non-core product lines of $16 million in the Industrial segment.

Segment profit increased $58 million, or 18%, to $386 million in the second quarter of 2007, compared with the corresponding period in 2006.  This increase is primarily due to higher pricing of $83 million, a net benefit from higher volume and product mix of $34 million and more profit in the Finance segment of $12 million.  These increases were partially offset by inflation of $60 million and unfavorable cost performance of $20 million, which included a charge for Bell Helicopter’s Armed Reconnaissance Helicopter (“ARH”) program of $48 million in the second quarter of 2007.

First Half of 2007

Revenues increased $747 million, or 14%, to $6.2 billion in the first half of 2007 compared with the corresponding period in 2006.  This increase is primarily due to higher manufacturing volume and product mix of $397 million, higher pricing of $154 million, more revenues in our Finance segment of $75 million, favorable foreign exchange impact of $65 million in the Industrial segment and the benefit from acquisitions of $59 million, largely due to Overwatch Systems, and the reimbursement of costs related to Hurricane Katrina of $28 million.  These increases were partially offset by the 2006 divestiture of non-core product lines of $32 million in the Industrial segment.

Segment profit increased $132 million, or 22%, to $744 million in the second half of 2007, compared with the corresponding period in 2006.  This increase is primarily due to higher pricing of $154 million, a net benefit from higher volume and product mix of $48 million, favorable cost performance of $23 million and more profit in the Finance segment of $15 million.  These increases were partially offset by inflation of $110 million.  Our favorable cost performance includes the reimbursement of costs related to Hurricane Katrina of $28 million and is net of a charge for Bell Helicopter’s ARH program of $73 million.

Backlog

Backlog in the Cessna and Bell Helicopter businesses grew to $14.0 billion at the end of second quarter of 2007, compared to the end of 2006, reflecting an increase of approximately $1.9 billion at Cessna and $500 million at Bell Helicopter, primarily for the V-22 Lot 11 contract.  At Cessna, new business jet orders outpaced deliveries by 2.5 to 1 in the first half of 2007, essentially filling out the 2008 delivery plan of approximately 470 jets.  In comparison, we expect to deliver about 380 jets in 2007.

Corporate Expenses and Other, net

Corporate expenses and other, net increased $18 million in the second quarter of 2007, compared with 2006, primarily due to $12 million of higher compensation expenses, primarily as a result of our stock price appreciation, and $4 million of higher professional fees.

14.

Corporate expenses and other, net increased $19 million in the first half of 2007 compared with 2006, primarily due to $5 million of higher compensation expenses, $5 million of increased costs for divested operations and $5 million of higher professional fees.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.4	1.6	1.3	1.6
Foreign tax rate differential	(1.6)	(3.7)	(1.6)	(3.7)
Manufacturing deduction	(1.6)	(0.6)	(1.6)	(0.6)
Equity hedge income	(1.9)	(1.0)	(1.0)	(0.9)
Export sales benefit	-	(1.1)	-	(1.1)
Canadian functional currency	-	-	(0.3)	-
Favorable tax settlements	(3.3)	-	(1.7)	(2.6)
Other, net	(0.4)	0.4	(1.2)	0.7
Effective income tax rate	27.6%	30.6%	28.9%	28.4%

The effective tax rate for the full year is expected to be in the range of 31% to 32%.

Segment Analysis

Our four reportable segments are: Bell, Cessna, Industrial and Finance.  These segments reflect the manner in which we manage our operations. Segment profit is an important measure used to evaluate performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense and certain corporate expenses.  The measurement for the Finance segment includes interest income and expense.
Bell
	Three Months Ended		Six Months Ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues	$915	$805	$1,854	$1,588
Segment profit	59	65	150	134

U.S. Government Business
In the second quarter of 2007, revenues increased $70 million, compared with 2006 primarily due to higher net volume of $50 million and the benefit from acquisitions of $22 million. The volume increase is primarily due to higher V-22 volume of $47 million, more Armored Security Vehicle (“ASV”) deliveries worth $31 million and higher Intelligent Battlefield Systems (“IBS”) volume of $11 million, partially offset by $26 million in lower helicopter spares and service sales, and lower volume of $17 million for Joint Direct Attack Munitions (“JDAM”). Our ASV deliveries are well ahead of last year and a recent order from the U.S. Army will allow us to continue current production levels well into 2008.

In the second quarter of 2007, profit in our U.S. Government business decreased $40 million, compared with 2006, primarily due to unfavorable performance of $45 million. We recorded a $48 million charge in the second quarter of 2007 for the ARH program resulting in higher charges of $42 million over the corresponding quarter of 2006.  In addition, we had lower profitability for the V-22 program of $12 million that was partially offset by

15.

favorable ASV performance of $11 million. The lower profitability in the V-22 program is primarily due to a $7 million award fee received in 2006. Additionally, higher overhead costs incurred and absorbed into inventory in 2006 have negatively impacted current year V-22 margins. V-22 aircraft delivered in 2007 were in production during 2006 and absorbed higher overhead costs resulting from our prior year investments to improve operational systems. Improved ASV performance reflects overhead improvements of $5 million as well as other manufacturing efficiencies.

In the first half of 2007, revenues increased $199 million, compared with 2006 primarily due to higher net volume and mix of $137 million, the benefit from acquisitions of $38 million and a cost reimbursement related to Hurricane Katrina of $28 million. The volume increase is primarily due to more ASV deliveries of $94 million, higher H-1 revenue of $59 million, higher V-22 volume of $39 million and higher IBS volume of $26 million, partially offset by $42 million in lower helicopter spares and service sales, and lower volume of $31 million for JDAM.

In the first half of 2007, profit in our U.S. Government business decreased $28 million, compared with 2006. The decrease was primarily due to unfavorable performance of $31 million and the net impact from inflation and pricing of $13 million, partially offset by higher net volume and mix of $13 million. The unfavorable performance reflected higher charges recorded for the ARH program of $64 million and lower V-22 profitability of $20 million, partially offset by the Hurricane Katrina cost reimbursement of $28 million and favorable ASV performance of $11 million.

ARH Program - Bell Helicopter is performing under a U.S. Government contract for System Development and Demonstration (“SDD”) of the ARH.  In March 2007, we received correspondence from the U.S. Government that indicated limitations of funding on the ARH SDD contract.  Accordingly, in the first quarter of 2007 we provided for losses of $25 million related to the ARH program, consisting of $7 million in SDD costs and supplier obligations which exceeded the original SDD contract funding limit and $18 million in supplier obligations incurred in the first quarter for long-lead, low-rate initial production (“LRIP”) ARH component production.

In the second quarter of 2007, the Army agreed to re-plan the ARH program and we reached a non-binding memorandum of understanding (“MOU”) related to aircraft specifications, pricing methodology and delivery schedules for 62 LRIP aircraft in two lots. The re-planned program also included additional funding for SDD costs through the end of the second quarter of 2007, which resulted in recovery of the $7 million in SDD costs previously expensed in the first quarter.  Further, we have agreed to conduct additional SDD activities on a funded-basis.

Based on the plan outlined in the MOU and our related estimates of aircraft production costs, including costs related to risks associated with achieving learning curve and schedule assumptions, it is our best estimate at this time that we will lose approximately $73 million on the production of the 62 LRIP aircraft.  Accordingly, a net charge of $48 million was recorded in the second quarter, reflecting an additional charge of $55 million for LRIP-related costs, offset by the $7 million of SDD cost recovery.  We anticipate that the contract awards will be finalized beginning in 2008, and we expect that these awards will be based on the terms outlined in the MOU.  We expect that any contracts for lots subsequent to the initial two LRIP lots will be priced to fully recover costs plus a reasonable profit.

The U.S. Government continues to have an option related to production of 18 to 36 aircraft under the original ARH program. However, it is unlikely that the option would be exercised before its term expires in December 2007 due to certain additional development requirements under the SDD contract that must be met before the option can be exercised.  As a result, the U.S. Government has agreed in the MOU to include the units under this option within the 62 LRIP aircraft specified in the MOU.

Commercial Business
In the second quarter of 2007, commercial revenues increased $40 million, compared with 2006 primarily due to higher pricing of $21 million, the benefit from acquisitions of $10 million and higher volume of $9 million. Higher volume reflects more helicopter deliveries of $39 million, partially offset by lower spares and service volume of $13 million and lower Huey II kit deliveries of $12 million.

16.

In the second quarter of 2007, commercial profit increased $34 million, compared with 2006 primarily due to higher pricing of $21 million, favorable cost performance of $15 million and lower engineering, research and development expense of $13 million, partially offset by inflation of $10 million.  The lower engineering, research and development expense resulted from the delay of spending for such cost to the second half of 2007.

In the first half of 2007, commercial revenues increased $67 million, compared with 2006 primarily due to higher pricing of $40 million and the benefit from acquisitions of $21 million. Volume increased slightly as higher helicopter deliveries of $52 million were partially offset by lower Huey II kit deliveries of $34 million and lower spares and service volume of $11 million.

In the first half of 2007, commercial profit increased $44 million, compared with 2006 primarily due to higher pricing of $40 million, favorable cost performance of $22 million and lower engineering, research and development expense of $17 million, partially offset by inflation of $19 million and the net impact of unfavorable product mix of $14 million.
Cessna
	Three Months Ended		Six Months Ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues	$1,203	$1,005	$2,171	$1,874
Segment profit	200	153	355	270

Cessna has continued to grow its revenues and segment profit due, in part, to its increased international deliveries,  as over half of our 95 Citation business jets in the second quarter of 2007 went to international customers, primarily in Europe and Latin America. We delivered a total of 76 jets in the second quarter of 2006. In May, the Mustang became the first new-generation entry level jet to be certified in Europe. We have continued to ramp up our Mustang production with 10 aircraft delivered in the second quarter of 2007.

Revenues at Cessna increased $198 million in the second quarter of 2007, compared with 2006 due to higher volume of $147 million, primarily related to Citation business jets, and higher pricing of $51 million.  Segment profit increased $47 million at Cessna in the second quarter of 2007, compared with 2006 primarily due to higher pricing of $51 million and the impact of the higher volume of $31 million, partially offset by inflation of $26 million and increased product development expense of $9 million. Favorable warranty performance of $9 million resulting from lower point of sale warranty costs for aircraft sold during the second quarter of 2007, compared with 2006, was offset by other favorable warranty performance of $10 million recorded in 2006.

Revenues at Cessna increased $297 million in the first half of 2007, compared with 2006 due to higher volume of $202 million, primarily related to Citation business jets, and higher pricing of $95 million. Segment profit increased $85 million at Cessna in the first six months of 2007, compared with 2006 primarily due to higher pricing of $95 million and the impact of the higher volume of $47 million, partially offset by inflation of $44 million and increased product development expense of $16 million. Favorable warranty performance of $16 million resulting from lower point of sale warranty costs for aircraft sold during the first half of 2007, compared with 2006, was offset by other favorable warranty performance of $19 million recorded in 2006.

Industrial
	Three Months Ended		Six Months Ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues	$878	$818	$1,725	$1,616
Segment profit	59	54	119	103

17.

Revenues in the Industrial segment increased $60 million in the second quarter of 2007, compared with 2006 primarily due to higher volume of $34 million, favorable foreign exchange impact of $30 million and higher pricing of $13 million, partially offset by the divestiture of non-core product lines of $16 million.  Profit in the Industrial segment increased $5 million in the second quarter of 2007, compared with 2006 mainly due to $13 million of higher pricing, $7 million of improved cost performance and $2 million each in higher volume and favorable foreign exchange, partially offset by $19 million of inflation.

Revenues in the Industrial segment increased $109 million in the first half of 2007, compared with 2006 primarily due to favorable foreign exchange impact of $65 million, higher volume of $52 million and higher pricing of $23 million, partially offset by the divestiture of non-core product lines of $32 million.  Profit in the Industrial segment increased $16 million in the first half of 2007, compared with 2006 mainly due to $26 million of improved cost performance and higher pricing of $23 million, partially offset by $38 million of inflation.

Finance
	Three Months Ended		Six Months Ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues	$239	$192	$449	$374
Segment profit	68	56	120	105

The Finance segment continued to grow its managed finance receivables with a 5%, or $507 million, increase since the end of 2006.  In addition, our already strong portfolio quality statistics continued to improve.

Revenues in the Finance segment increased $47 million in the second quarter of 2007, compared with 2006. The increase was primarily due to a $26 million increase related to higher average finance receivables and a $21 million gain on the sale of a leveraged lease investment. Average finance receivables increased primarily due to growth in the aviation, distribution and resort finance businesses, partially offset by an increase in the level of distribution finance receivables sold.

Profit in the Finance segment increased $12 million in the second quarter of 2007, compared with 2006 primarily due to a $21 million gain on the sale of a leveraged lease investment and a $12 million increase related to higher average finance receivables, partially offset by a $12 million increase in the provision for losses and $8 million related to the impact of competitive pricing pressures. The increase in provision for losses is primarily attributable to $5 million of higher provision for losses related to specific reserving actions taken on one account in the media finance portfolio, and a $6 million reduction in 2006 in the rate utilized to establish the allowance for losses in several portfolios due to improvements in credit quality.

Revenues in the Finance segment increased $75 million in the first half of 2007, compared with 2006. The increase was primarily due to a $59 million increase related to higher average finance receivables, a $21 million gain on the sale of a leveraged lease investment and a $15 million increase from a higher interest rate environment, partially offset by $13 million in lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments. Average finance receivables increased primarily due to growth in the aviation, distribution and resort finance businesses, partially offset by an increase in the level of distribution finance receivables sold.

Profit in the Finance segment increased $15 million in the first half of 2007, compared with 2006 primarily due to a $28 million increase related to higher average finance receivables and a $21 million gain on the sale of a leveraged lease investment, partially offset by $13 million in lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments, $12 million related to the impact of competitive pricing pressures and an $8 million increase in the provision for losses, largely due to one account.

18.

The following table presents information about the Finance segment’s portfolio quality:

	June 30,	December 30,
(Dollars in millions)	2007	2006
Nonperforming assets	$89	$113
Nonaccrual finance receivables	$51	$75
Allowance for losses	$86	$93
Ratio of nonperforming assets to total finance assets	1.00%	1.28%
Ratio of allowance for losses on receivables to nonaccrual finance receivables	171.3%	123.1%
60+ days contractual delinquency as a percentage of finance receivables	0.56%	0.77%

The Finance segment has continued to sustain improvements in portfolio quality as indicated by an improved nonperforming assets percentage and 60+ days contractual delinquency percentage.  Net charge-offs as a percentage of average finance receivables increased to 0.52% during the first half of 2007 as compared with 0.35% for the corresponding period of 2006.  The increase in the percentage reflects charge-off activity in 2007 that primarily relates to accounts for which a specific allowance for losses had been established in previous periods.  As a result of these charge-offs, the allowance for losses on receivables decreased by $7 million in the first half of 2007.  This decrease corresponds with a $24 million decrease in nonaccrual finance receivables during the same period and results in an increase in the allowance for losses as a percentage of nonaccrual finance receivables.

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

19.

The debt (net of cash)-to-capital ratio for our Manufacturing group as of June 30, 2007 was 28%, compared with 29% at December 30, 2006, and the gross debt-to-capital ratio as of June 30, 2007 was 38%, compared with 40% at December 30, 2006.  Our Manufacturing group targets a gross debt-to-capital ratio that is consistent with an A rated company.

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances.  These facilities are in support of commercial paper and letters of credit issuances only, and neither of these primary lines of credit was drawn at June 30, 2007 or December 30, 2006.

Our primary committed credit facilities at June 30, 2007 include the following:
(In millions)	Facility Amount	Commercial Paper Outstanding	Letters of Credit Outstanding	Amount Not Reserved as Support for Commercial Paper and Letters of Credit
Manufacturing group – multi-year facility expiring in 2012*	$1,250	$-	$20	$1,230
Finance group - multi-year facility expiring in 2012	$1,750	$1,624	$12	$114

*The Finance group is permitted to borrow under this multi-year facility.

At June 30, 2007, our Finance group had $2.7 billion in debt and $475 million in other liabilities that are payable within the next 12 months.

Operating Cash Flows of Continuing Operations
	Six Months Ended
(In millions)	June 30, 2007	July 1, 2006
Manufacturing group	$280	$326
Finance group	153	155
Reclassifications and elimination adjustments	(310)	(321)
Consolidated	$123	$160

Our consolidated operating cash flows decreased in the first half of 2007 compared with the first half of 2006 primarily due to the timing of payments of accounts payable for the Manufacturing group, as well as a $49 million increase in inventory levels to support continued growth in our Cessna and Bell Helicopter businesses, partially offset by an increase in income from continuing operations and a $40 million decrease in accounts receivable and captive finance receivables.

Reclassifications between operating and investing cash flows and eliminations adjustments are summarized below:

	Six Months Ended
(In millions)	June 30, 2007	July 1, 2006
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(525)	$(521)
Cash received from customers and securitizations for captive financing	354	316
Other	(4)	(36)
Total reclassifications from investing activities	(175)	(241)
Dividends paid by Finance group to Manufacturing group	(135)	(80)
Total reclassifications and adjustments	$(310)	$(321)

20.

In the first quarter of 2007, the Finance group paid a $135 million dividend to the Manufacturing group compared to $80 million paid in 2006, representing the distribution of its retained earnings to achieve its targeted leverage ratio.

Investing Cash Flows of Continuing Operations
	Six Months Ended
(In millions)	June 30, 2007	July 1, 2006
Manufacturing group	$(137)	$(130)
Finance group	23	(971)
Reclassifications to operating activities	175	241
Consolidated	$61	$(860)

Our consolidated investing cash flows increased largely due to a $639 million increase in proceeds from receivable sales and securitizations, including the sale of $588 million of receivables into the distribution finance revolving securitization, and a net increase of $316 million in finance receivable collections, net of originations.

Financing Cash Flows of Continuing Operations
	Six Months Ended
(In millions)	June 30, 2007	July 1, 2006
Manufacturing group	$(283)	$(728)
Finance group	(156)	832
Dividends paid by Finance group to Manufacturing group	135	80
Consolidated	$(304)	$184

Cash flows received from consolidated financing activities decreased during the first half of 2007 primarily due a reduction in short-term debt borrowings in the Finance group of $613 million and higher payments on long-term debt in the Finance group of $337 million.  These amounts were partially offset by less cash used to repurchase our stock of $377 million and a reduction in the cash used to pay dividends of $50 million due to the timing of payments.

Stock Repurchases
In the first half of 2007 and 2006, we repurchased 2,271,292 and 6,979,672 shares of common stock, respectively, under Board-authorized share repurchase programs for an aggregate cost of $219 million and $610 million, respectively.

Dividends
We paid a quarterly dividend of $0.3875 per share in the first and second quarters of 2007 and 2006. Dividend payments to shareholders totaled $97 million in the first half of 2007, compared with $147 million in the first half of 2006.  The decrease in dividend payments reflects the fourth quarter 2005 dividend that was paid in the first half of 2006, while the fourth quarter 2006 dividend was paid in the fourth quarter.

On July 18, 2007, the Board of Directors approved a two-for-one split of our common stock, which will be effected in the form of a 100% stock dividend to be distributed on August 24, 2007 to shareholders of record on August 3, 2007.  Accordingly, we will issue approximately 125 million additional shares of common stock to our shareholders.  The Board of Directors also approved the retirement of approximately 85 million shares of treasury stock to reduce annual exchange listing costs, which will result in a reduction in treasury stock of approximately $4.9 billion, which is offset by reductions in capital surplus of approximately $764 million and retained earnings of approximately $4.1 billion, with no impact on total shareholders’ equity.

Also on July 18, 2007, the Board of Directors approved a 19% increase in our annualized common stock dividend rate from $1.55 per share to $1.84 per share ($0.775 per share to $0.92 per share on a post-split basis) and authorized the repurchase of up to 24 million shares of our common stock on a post-split basis.

21.

Capital Resources

Under a shelf registration statement previously filed with the Securities and Exchange Commission, our Manufacturing group may issue public debt and other securities in one or more offerings up to a total maximum offering of $2.0 billion.  At June 30, 2007, we had $1.6 billion available under this registration statement.

Under a previously filed registration statement, the Finance group may issue an unlimited amount of public debt.  Our Finance group issued $640 million of term debt and CAD 140 million of term debt during the first half of 2007 under this registration statement.  In addition, during the first quarter of 2007, the Finance group issued $300 million of 6% Fixed-to-Floating Rate Junior Subordinated Notes, which mature in 2067.  The Finance group has the right to redeem the notes at par beginning in 2017, and is obligated to redeem the notes beginning in 2042.

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which our products are manufactured and/or sold.  For the first half of 2007, the impact of foreign exchange rate changes from the first half of 2006 increased revenues by approximately $65 million (1.2%) and increased segment profit by approximately $4 million (0.7%).

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.”  SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings.  Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability.  SFAS 159 is effective in the first quarter of 2008, and we currently are evaluating the impact of adoption on our financial position and results of operations.

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

22.

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

There has been no significant change in Textron’s exposure to market risk during the six months ended
June 30, 2007.  For discussion of Textron’s exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Textron’s 2006 Annual Report on Form 10-K.

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

There were no changes in Textron’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

23.

PART II.  OTHER INFORMATION
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased		Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan**		Maximum Number of Shares that May Yet Be Purchased Under the Plan**
Month 1 (April 1, 2007 – May 5, 2007)	53,731	*	$103.15	50,000	*	2,575,208
Month 2 (May 6, 2007 - June 2, 2007)	107,700		$105.82	107,700		2,467,508
Month 3 (June 3, 2007 - June 30, 2007)	351,000		$108.57	351,000		2,116,508
Total	512,431		$107.42	508,700

*
During the first month of the second quarter of 2007, Textron received a total of 3,731 shares as payments for the exercise price of employee stock options, which are not included in the publicly announced repurchase plan.

**
These shares were purchased pursuant to a plan authorizing the repurchase of up to 12 million shares of Textron common stock that had been announced on January 26, 2006, and had no expiration date.  On July 18, 2007, Textron’s Board of Directors approved a new share repurchase plan under which Textron is authorized to repurchase up to 24 million shares of common stock (equivalent of 12 million shares prior to the two-for-one stock split in the form of a stock dividend to be distributed on August 24, 2007).  The new plan has no expiration date and supercedes the existing repurchase plan, which was cancelled effective July 18, 2007.

24.

Item 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
		At Textron’s annual meeting of shareholders held on April 25, 2007, the following items were voted upon:
	1.	The following persons were elected to serve as directors in Class II for three year terms expiring in 2010 and received the votes listed.
		Name	For	Against	Abstain
		Kathleen M. Bader	106,395,916	4,099,063	1,408,580
		R. Kerry Clark	77,636,120	31,651,038	2,616,399
		Ivor J. Evans	77,145,801	32,069,071	2,688,955
		Lord Powell of Bayswater KCMG	74,350,733	34,935,484	2,617,614
		James L. Ziemer	106,568,550	3,792,374	1,542,908

The following directors have terms of office which continued after the meeting: H. Jesse Arnelle, Paul E. Gagne, Dain M. Hancock, Thomas B. Wheeler, Lewis B. Campbell, Lawrence K. Fish and Joe T. Ford.

2.	The Textron Inc. Short-Term Incentive Plan was approved by the following vote:
	For	Against	Abstain	Broker Non-Votes
	104,270,558	6,448,285	1,184,508	0

3.	The Textron Inc. 2007 Long-Term Incentive Plan was approved by the following vote:
	For	Against	Abstain	Broker Non-Votes
	85,343,991	11,142,924	1,138,657	14,278,263

4.	The appointment of Ernst & Young LLP by the Audit Committee as Textron’s independent registered public accounting firm for 2007 was ratified by the following vote:
	For	Against	Abstain	Broker Non-Votes
	109,058,147	1,821,746	1,023,667	0

5.	A shareholder proposal relating to a report related to foreign military sales was rejected by the following vote:
	For	Against	Abstain	Broker Non-Votes
	6,662,476	78,399,832	12,564,073	14,277,454

25.

Item 5.	OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.03 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

Effective as of July 25, 2007, Textron’s Board of Directors amended and restated Textron’s By-Laws to allow Textron’s securities to be eligible for issuance under the direct registration system to comply with paragraph 501.00(b) of the New York Stock Exchange Listed Company Manual, to reflect changes previously made in corporate governance practices at Textron, to update the By-Laws and to revise them to be gender-neutral.

Item 6.	EXHIBITS
	3.1	Amended and Restated By-Laws of Textron Inc.
	10.1	Textron Inc. 2007 Long-Term Incentive Plan (amended and restated as of May 1, 2007)
	10.2	Form of Non-Qualified Stock Option Agreement
	10.3	Form of Incentive Stock Option Agreement
	10.4	Form of Restricted Stock Unit Grant Agreement
	10.5	Textron Spillover Savings Plan
	12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group
	12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	July 27, 2007	/s/R. L. Yates
R. L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

27.

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
3.1	Amended and Restated By-Laws of Textron Inc.
10.1	Textron Inc. 2007 Long-Term Incentive Plan (amended and restated as of May 1, 2007)
10.2	Form of Non-Qualified Stock Option Agreement
10.3	Form of Incentive Stock Option Agreement
10.4	Form of Restricted Stock Unit Grant Agreement
10.5	Textron Spillover Savings Plan
12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group
12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002