Form 10-Q
period 2007-09-29
TEXTRON INC
filed 2007-10-29
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 29, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 Yes  __   No ✓

Common stock outstanding at October 20, 2007 – 249,249,973 shares

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues
Manufacturing revenues	$3,049	$2,625	$8,799	$7,703
Finance revenues	214	212	663	586
Total revenues	3,263	2,837	9,462	8,289
Costs, expenses and other
Cost of sales	2,390	2,099	6,945	6,135
Selling and administrative	397	369	1,197	1,106
Interest expense, net	117	117	364	320
Provision for losses on finance receivables	6	10	22	18
Total costs, expenses and other	2,910	2,595	8,528	7,579
Income from continuing operations before income taxes	353	242	934	710
Income taxes	(111)	(67)	(279)	(200)
Income from continuing operations	242	175	655	510
Income (loss) from discontinued operations, net of income taxes	13	(6)	6	(104)
Net income	$255	$169	$661	$406
Basic earnings per share:
Continuing operations	$0.97	$0.70	$2.62	$1.99
Discontinued operations, net of income taxes	0.05	(0.03)	0.03	(0.41)
Basic earnings per share	$1.02	$0.67	$2.65	$1.58
Diluted earnings per share:
Continuing operations	$0.95	$0.68	$2.57	$1.95
Discontinued operations, net of income taxes	0.05	(0.02)	0.03	(0.40)
Diluted earnings per share	$1.00	$0.66	$2.60	$1.55
Dividends per share:
$2.08 Preferred stock, Series A	$0.52	$0.52	$1.56	$1.56
$1.40 Preferred stock, Series B	$0.35	$0.35	$1.05	$1.05
Common stock	$0.23	$0.19	$0.62	$0.58

See Notes to the consolidated financial statements.

3.
TEXTRON INC.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	September 29, 2007	December 30, 2006
Assets
Manufacturing group
Cash and cash equivalents	$901	$733
Accounts receivable, less allowance for doubtful accounts of $35 and $34	1,082	964
Inventories	2,634	2,069
Other current assets	567	521
Total current assets	5,184	4,287
Property, plant and equipment, less accumulated depreciation and amortization of $2,335 and $2,147	1,832	1,773
Goodwill	1,273	1,257
Other assets	1,278	1,233
Total Manufacturing group assets	9,567	8,550
Finance group
Cash	41	47
Finance receivables, less allowance for losses of $91 and $93	8,084	8,217
Goodwill	169	169
Other assets	575	567
Total Finance group assets	8,869	9,000
Total assets	$18,436	$17,550
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$93	$80
Accounts payable	998	814
Accrued liabilities	2,336	2,100
Total current liabilities	3,427	2,994
Other liabilities	2,366	2,329
Long-term debt	1,730	1,720
Total Manufacturing group liabilities	7,523	7,043
Finance group
Other liabilities	552	499
Deferred income taxes	495	497
Debt	6,721	6,862
Total Finance group liabilities	7,768	7,858
Total liabilities	15,291	14,901
Shareholders’ equity
Capital stock:
Preferred stock	2	10
Common stock	16	26
Capital surplus	1,151	1,786
Retained earnings	2,584	6,211
Accumulated other comprehensive loss	(511)	(644)
	3,242	7,389
Less cost of treasury shares	97	4,740
Total shareholders’ equity	3,145	2,649
Total liabilities and shareholders’ equity	$18,436	$17,550
Common shares outstanding (in thousands)	249,096	251,192

See Notes to the consolidated financial statements

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 29, 2007 and September 30, 2006, respectively
(In millions)
	Consolidated
	2007	2006
Cash flows from operating activities:
Net income	$661	$406
(Loss) income from discontinued operations	(6)	104
Income from continuing operations	655	510
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	-	-
Depreciation and amortization	238	210
Provision for losses on finance receivables	22	18
Share-based compensation	30	22
Deferred income taxes	12	12
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(98)	(40)
Inventories	(557)	(456)
Other assets	30	97
Accounts payable	172	170
Accrued and other liabilities	229	205
Captive finance receivables, net	(157)	(263)
Other operating activities, net	23	50
Net cash provided by operating activities of continuing operations	599	535
Net cash provided by (used in) operating activities of discontinued operations	5	(8)
Net cash provided by operating activities	604	527
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(8,915)	(8,557)
Repaid	8,491	7,158
Proceeds on receivables sales and securitization sales	791	185
Capital expenditures	(230)	(224)
Proceeds on sale of property, plant and equipment	23	4
Other investing activities, net	17	50
Net cash provided by (used in) investing activities of continuing operations	177	(1,384)
Net cash provided by investing activities of discontinued operations	48	624
Net cash provided by (used in) investing activities	225	(760)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(692)	153
Proceeds from issuance of long-term debt	1,430	1,656
Principal payments and retirements of long-term debt	(1,121)	(805)
Proceeds from employee stock ownership plans	81	153
Purchases of Textron common stock	(304)	(749)
Dividends paid	(97)	(195)
Dividends paid to Manufacturing group	-	-
Capital contributions paid to Finance group	-	-
Excess tax benefits related to stock option exercises	16	27
Net cash (used in) provided by financing activities of continuing operations	(687)	240
Net cash provided by financing activities of discontinued operations	-	2
Net cash (used in) provided by financing activities	(687)	242
Effect of exchange rate changes on cash and cash equivalents	20	17
Net increase in cash and cash equivalents	162	26
Cash and cash equivalents at beginning of period	780	796
Cash and cash equivalents at end of period	$942	$822
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$22	$14

See Notes to the consolidated financial statements.

5.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended September 29, 2007 and September 30, 2006, respectively
(In millions)
	Manufacturing Group*		Finance Group*
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$661	$406	$108	$113
(Loss) income from discontinued operations	(6)	104	-	-
Income from continuing operations	655	510	108	113
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	27	(33)	-	-
Depreciation and amortization	208	181	30	29
Provision for losses on finance receivables	-	-	22	18
Share-based compensation	30	22	-	-
Deferred income taxes	(4)	(6)	16	18
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(98)	(40)	-	-
Inventories	(548)	(418)	-	-
Other assets	1	80	22	7
Accounts payable	172	170	-	-
Accrued and other liabilities	186	126	43	79
Captive finance receivables, net	-	-	-	-
Other operating activities, net	25	44	(2)	6
Net cash provided by operating activities of continuing operations	654	636	239	270
Net cash provided by (used in) operating activities of discontinued operations	5	(4)	-	(4)
Net cash provided by operating activities	659	632	239	266
Cash flows from investing activities:
Finance receivables:
Originated or purchased	-	-	(9,690)	(9,298)
Repaid	-	-	9,070	7,636
Proceeds on receivables sales and securitization sales	-	-	830	185
Capital expenditures	(223)	(216)	(7)	(8)
Proceeds on sale of property, plant and equipment	23	4	-	-
Other investing activities, net	(3)	-	18	22
Net cash (used in) provided by investing activities of continuing operations	(203)	(212)	221	(1,463)
Net cash provided by investing activities of discontinued operations	48	624	-	-
Net cash (used in) provided by investing activities	(155)	412	221	(1,463)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(37)	(280)	(655)	433
Proceeds from issuance of long-term debt	1	-	1,429	1,656
Principal payments and retirements of long-term debt	(13)	(15)	(1,108)	(790)
Proceeds from employee stock ownership plans	81	153	-	-
Purchases of Textron common stock	(304)	(749)	-	-
Dividends paid	(97)	(195)	-	-
Dividends paid to Manufacturing group	-	-	(135)	(80)
Capital contributions paid to Finance Group	-	(18)	-	18
Excess tax benefits related to stock option exercises	16	27	-	-
Net cash (used in) provided by financing activities of continuing operations	(353)	(1,077)	(469)	1,237
Net cash provided by financing activities of discontinued operations	-	2	-	-
Net cash (used in) provided by financing activities	(353)	(1,075)	(469)	1,237
Effect of exchange rate changes on cash and cash equivalents	17	16	3	1
Net increase (decrease) in cash and cash equivalents	168	(15)	(6)	41
Cash and cash equivalents at beginning of period	733	786	47	10
Cash and cash equivalents at end of period	$901	$771	$41	$51
Supplemental schedule of non-cash investing and financing activities from continuing operations:
Capital expenditures financed through capital leases	$22	$14	$-	$-

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

Note 2:  Inventories
(In millions)	September 29, 2007	December 30, 2006
Finished goods	$929	$665
Work in process	1,712	1,562
Raw materials	527	435
	3,168	2,662
Less progress/milestone payments	534	593
	$2,634	$2,069

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

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Basic weighted-average shares outstanding	249,332	251,618	249,779	256,256
Dilutive effect of convertible preferred shares, stock options and restricted stock	4,989	5,141	4,818	5,442
Diluted weighted-average shares outstanding	254,321	256,759	254,597	261,698

Note 5: Shareholders’ Equity

On July 18, 2007, our Board of Directors approved a two-for-one split of our common stock to be effected in the form of a 100% stock dividend.  The additional shares resulting from the stock split were distributed on August 24, 2007 to shareholders of record on August 3, 2007.  All historical shares and per share data have been restated to reflect the stock split.  Also on July 18, 2007, the Board of Directors approved the retirement of 85 million shares of treasury stock to reduce annual exchange listing costs.

Changes in our shareholders’ equity for the nine months ended September 29, 2007 are as follows:

(In millions)	Capital Stock	Capital Surplus	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 30, 2006	$36	$1,786	$6,211	$(4,740)	$(644)	$2,649
Cumulative effect of change in accounting - FSP 13-2	-	-	(33)	-	-	(33)
Cumulative effect of change in accounting - FIN 48	-	-	22	-	-	22
Net income	-	-	661	-	-	661
Currency translation adjustment	-	-	-	-	54	54
Deferred losses on hedge contracts	-	-	-	-	35	35
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	-	-	-	-	44	44
Retirement of treasury shares	(18)	(770)	(4,123)	4,911	-	-
Dividends declared	-	-	(154)	-	-	(154)
Exercise of stock options and share- based compensation	-	120	-	3	-	123
Purchases of common stock	-	-	-	(295)	-	(295)
Issuance of common stock	-	15	-	24	-	39
Balance at September 29, 2007	$18	$1,151	$2,584	$(97)	$(511)	$3,145

8.

Our comprehensive income for the periods is provided below:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$255	$169	$661	$406
Other comprehensive income:
Currency translation adjustment	25	27	54	24
Net deferred gain (loss) on hedge contracts	13	(8)	35	6
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	15	-	44	-
Reclassifications due to the sale of Fastening Systems:
Currency translation adjustment	-	(71)	-	(71)
Pension liability adjustment	-	39	-	39
Other	-	-	-	(2)
Comprehensive income	$308	$156	$794	$402

Note 6:  Share-Based Compensation

The compensation expense we recorded in net income for our share-based compensation plans is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Compensation expense, net of hedge income or expense	$26	$12	$67	$52
Income tax benefit	(14)	(2)	(33)	(20)
Total net compensation costs included in net income	$12	$10	$34	$32
Net compensation costs included in discontinued operations	$-	$(4)	$-	$(2)
Net compensation costs included in continuing operations	$12	$14	$34	$34

Stock option activity under the 1999 Long-Term Incentive Plan for the nine months ended September 29, 2007 is as follows:

	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of year	10,840	$31.88
Granted	1,858	45.85
Exercised	(2,731)	29.91
Canceled, expired or forfeited	(159)	39.13
Outstanding at end of period	9,808	$34.95	6.36	$248
Exercisable at end of period	6,147	$29.63	4.94	$188

There were no significant issuances of stock options in the third quarter of 2007 or 2006.

9.

Note 7:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans for the three months ended September 29, 2007 and September 30, 2006 are as follows:
	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2007	2006	2007	2006
Service cost	$33	$35	$3	$2
Interest cost	73	73	10	10
Expected return on plan assets	(99)	(96)	-	-
Amortization of prior service cost (credit)	4	5	(2)	(1)
Amortization of net loss	12	8	5	4
Net periodic benefit cost	$23	$25	$16	$15

The components of net periodic benefit cost for the nine months ended September 29, 2007 and September 30, 2006 are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2007	2006	2007	2006
Service cost	$100	$106	$7	$7
Interest cost	219	211	31	30
Expected return on plan assets	(297)	(288)	-	-
Amortization of prior service cost (credit)	13	14	(4)	(4)
Amortization of net loss	37	32	16	15
Net periodic benefit cost	$72	$75	$50	$48

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

10.

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

The Internal Revenue Service (“IRS”) has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions within the Finance segment.  These transactions, along with other transactions with similar characteristics, have an initial investment of approximately $209 million.  Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS.  Deferred tax liabilities of $176 million are recorded on our consolidated balance sheet related to these leases at September 29, 2007. We believe that the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated and intend to vigorously defend our position.

Armed Reconnaissance Helicopter Program
Bell Helicopter is performing under a U.S. Government contract for System Development and Demonstration (“SDD”) of the Armed Reconnaissance Helicopter (“ARH”).  In March 2007, we received correspondence from the U.S. Government that created doubt about whether the U.S. Government would proceed into the production phase of the ARH program.  Accordingly, we provided for losses of $18 million in supplier obligations for long-lead component production incurred at our own risk to support anticipated ARH low-rate initial production (“LRIP”) contract awards.

In the second quarter of 2007, the Army agreed to re-plan the ARH program and we reached a non-binding memorandum of understanding related to aircraft specifications, pricing methodology and delivery schedules for initial LRIP aircraft. We also agreed to conduct additional SDD activities on a funded-basis.  Based on the plan at that time and our related estimates of aircraft production costs, including costs related to risks associated with achieving learning curve and schedule assumptions, we expected to lose approximately $73 million on the production of the proposed initial LRIP aircraft.  Accordingly, an additional charge of $55 million was taken in the second quarter of 2007 for LRIP-related costs.  We continue to work with the U.S. Government to finalize details of the re-plan, and continue to believe that the reserves established for this program are adequate. We anticipate that the initial LRIP contract awards will be finalized in 2008.

The U.S. Government continues to have an option related to production of 18 to 36 aircraft under the original ARH program. However, it is unlikely that the option would be exercised before its term expires in December 2007 due to certain additional development requirements under the SDD contract that must be met before the option can be

11.

exercised.  We continue to expect that the U.S. Government will incorporate the units under this option within the initial LRIP contracts.

Note 10:  Guarantees and Indemnifications

As disclosed under the caption “Guarantees and Indemnifications” in Note 17 to the consolidated financial statements in our 2006 Annual Report on Form 10-K, we have issued or are party to certain guarantees.  As of September 29, 2007, there has been no material change to these guarantees.

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

Changes in our warranty and product maintenance liability are as follows:

	Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006
Accrual at the beginning of period	$315	$318
Provision	139	141
Settlements	(136)	(113)
Adjustments to prior accrual estimates	(5)	(29)
Accrual at the end of period	$313	$317

Note 11:  Recently Announced Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective in the first quarter of 2008, and we do not expect the adoption will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.”  SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings.  Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability.  SFAS 159 is effective in the first quarter of 2008, and we do not expect to elect to re-measure any of our existing financial assets or liabilities under the provisions of SFAS 159.

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

12.

A summary of continuing operations by segment is provided below:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
REVENUES
MANUFACTURING:
Bell	$976	$855	$2,830	$2,443
Cessna	1,268	1,050	3,439	2,924
Industrial	805	720	2,530	2,336
	3,049	2,625	8,799	7,703
FINANCE	214	212	663	586
Total revenues	$3,263	$2,837	$9,462	$8,289
SEGMENT OPERATING PROFIT
MANUFACTURING:
Bell	$101	$67	$251	$201
Cessna	222	162	577	432
Industrial	46	28	165	131
	369	257	993	764
FINANCE	54	53	174	158
Segment profit	423	310	1,167	922
Corporate expenses and other, net	(51)	(45)	(167)	(142)
Interest expense, net	(19)	(23)	(66)	(70)
Income from continuing operations before income taxes	$353	$242	$934	$710

Note 13: Subsequent Event

On October 7, 2007, we entered into an Agreement and Plan of Merger to acquire United Industrial Corporation (“UIC”), a publicly held company (NYSE: UIC), in a cash transaction valued at approximately $1.1 billion.  UIC operates through its wholly-owned subsidiary, AAI Corporation.  AAI is a leading provider of intelligent aerospace and defense systems including unmanned aircraft and ground control stations, aircraft and satellite test equipment, training systems and countersniper devices.  We plan to integrate this business into our Bell segment.

The acquisition will be conducted by means of a tender offer for all of the outstanding shares of UIC’s common stock, followed by a merger of UIC with our merger subsidiary that will result in UIC becoming a wholly-owned subsidiary of Textron.  Pursuant to the terms of agreement, we commenced a tender offer (the “Offer”) on October 16, 2007 to purchase all of the outstanding shares of UIC’s common stock at a price of $81.00 per share.  Completion of the Offer is subject to various conditions, including that at least a majority of the shares of UIC common stock then outstanding on a fully diluted basis be tendered in the Offer.  The Offer will expire at midnight on November 13, 2007, unless extended in accordance with the terms of the Offer and the applicable rules and regulations of the SEC.   The consummation of the Offer is subject to certain other closing conditions and regulatory requirements, but is not subject to a financing condition.  Following the completion of the Offer, the merger will occur.  The closing of the merger is subject to additional conditions, including, if required under Delaware law, approval of the merger by UIC’s stockholders.  We expect to close this transaction in the fourth quarter of 2007.

13.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Recent Developments

We delivered another solid quarter, with many indications that our growth will continue into the future. We achieved a 40% increase in earnings per share from continuing operations on a 15% increase in revenues compared to the third quarter of 2006. Backlog in our Cessna and Bell Helicopter businesses grew by $4 billion to $15.6 billion at the end of third quarter of 2007, compared with the end of 2006, with approximately $3.5 billion of this increase at Cessna and $525 million at Bell Helicopter.

In a move to extend core capabilities in our aerospace and defense business, on October 7, 2007, we entered into an Agreement and Plan of Merger to acquire United Industrial Corporation (“UIC”), a publicly held company, in a cash transaction valued at approximately $1.1 billion.  UIC operates through its wholly-owned subsidiary, AAI Corporation.  AAI is a leading provider of intelligent aerospace and defense systems including unmanned aircraft and ground control stations, aircraft and satellite test equipment, training systems and countersniper devices. The acquisition is subject to the completion of a tender offer for a majority of the shares of UIC, as disclosed in more detail in Note 13 of the consolidated financial statements, and certain other closing conditions and regulatory requirements. We expect to close this transaction in the fourth quarter of 2007 and plan to integrate this business into the Bell segment.

During the third quarter, we also had a two-for-one split of our common stock in the form of a 100% stock dividend, and we increased our quarterly dividend by 19% to an annualized common stock dividend rate of $0.92 per share.  All historical shares and per share data have been restated to reflect the stock split.

Revenues and Segment Profit

Third Quarter of 2007
Revenues increased $426 million, or 15%, to $3.3 billion in the third quarter of 2007, compared with the corresponding quarter in 2006.  This increase is primarily due to higher manufacturing volume and product mix of $290 million, higher pricing of $80 million, a favorable foreign exchange impact of $33 million in the Industrial segment and the benefit from acquisitions in the Bell segment of $25 million.

Segment profit increased $113 million, or 36%, to $423 million in the third quarter of 2007, compared with the corresponding period in 2006.  This increase is primarily due to higher pricing of $80 million, a net benefit from higher volume and product mix of $55 million, favorable cost performance of $52 million (including $9 million of the total $17 million insurance settlement gain discussed below), and a gain on the sale of land in the Industrial segment of $15 million.  These increases were partially offset by inflation of $67 million.

Included in income from continuing operations is a $17 million net gain from an insurance settlement reached in the quarter, of which we allocated $9 million to the manufacturing segments and $8 million to corporate expenses. The settlement was negotiated with certain insurers to release them from a small portion of our excess layers of coverage under insurance policies written between the years 1959 through 1992 in exchange for a payment to be made to us in the fourth quarter of 2007.  There have been no significant claims against any of these insurance policies to date and we believe that we do not need to establish additional reserves with the termination of this coverage.

14.

First Nine Months of 2007
Revenues increased $1.2 billion, or 14%, to $9.5 billion in the first nine months of 2007, compared with the corresponding period in 2006.  This increase is primarily due to higher manufacturing volume and product mix of $687 million, higher pricing of $234 million, favorable foreign exchange impact of $98 million in the Industrial segment, the benefit from acquisitions of $84 million in the Bell segment, a $65 million impact from higher average finance receivables and the reimbursement of costs related to Hurricane Katrina of $28 million.  These increases were partially offset by the 2006 divestiture of non-core product lines of $37 million in the Industrial segment.

Segment profit increased $245 million, or 27%, to $1.2 billion in the first nine months of 2007, compared with the corresponding period in 2006.  This increase is primarily due to higher pricing of $234 million, a net benefit from higher volume and product mix of $103 million and favorable cost performance of $75 million, largely in the Industrial segment.  These increases were partially offset by inflation of $177 million.  Our favorable cost performance includes 2007 charges for the Armed Reconnaissance Helicopter (“ARH”) program of $73 million, partially offset by the reimbursement of costs related to Hurricane Katrina of $28 million, the $22 million favorable impact of the recovery of ARH System Development and Demonstration (“SDD”) launch-related costs written off in 2006 and the insurance settlement gain of $17 million.

Corporate Expenses and Other, net

Corporate expenses and other, net increased $6 million in the third quarter of 2007, compared with the corresponding quarter in 2006, primarily due to $12 million of higher compensation expenses, largely as a result of our stock price appreciation, partially offset by an $8 million gain representing a portion of the insurance settlement.

Corporate expenses and other, net increased $25 million in the first nine months of 2007, compared with the corresponding period in 2006, primarily due to $18 million of higher compensation expenses, $8 million of higher professional fees and $5 million of increased costs for divested operations, partially offset by an $8 million gain representing a portion of the insurance settlement.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	0.8	2.5	1.1	1.8
Foreign tax rate differential	(0.1)	(3.1)	(1.0)	(3.1)
Manufacturing deduction	(1.6)	(0.5)	(1.6)	(0.5)
Equity hedge income	(1.5)	(0.8)	(1.2)	(0.8)
Canadian functional currency	-	(4.8)	(0.2)	(1.6)
Favorable tax settlements	-	-	(1.0)	(1.7)
Other, net	(1.2)	(0.6)	(1.2)	(0.9)
Effective income tax rate	31.4%	27.7%	29.9%	28.2%

The effective tax rate for the full year is expected to be in the low end of the range of 31% to 32%.

15.
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
Bell
	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues	$976	$855	$2,830	$2,443
Segment profit	101	67	251	201

U.S. Government Business
In the third quarter of 2007, revenues increased $108 million, compared with the corresponding quarter of 2006, primarily due to higher volume of $91 million and the benefit from acquisitions of $19 million. The volume increase is primarily due to higher V-22 deliveries of $49 million, additional H-1 sales of $35 million, higher Intelligent Battlefield Systems (“IBS”) volume of $19 million and more ASV deliveries of $18 million, partially offset by lower volume for Joint Direct Attack Munitions (“JDAM”) of $24 million and lower helicopter spares and service sales of $11 million.

In the third quarter of 2007, profit in our U.S. Government business increased $24 million, compared with the corresponding quarter of 2006, primarily due to favorable performance of $36 million, partially offset by inflation of $7 million.  The favorable performance reflects $11 million in lower charges for the H-1 low-rate initial production (“LRIP”) contracts, primarily due to charges recorded in the third quarter of 2006; $8 million in favorable ASV performance; a $6 million write-off in the third quarter of 2006 of ARH SDD launch-related costs and the recovery of $8 million in the third quarter of 2007 of launch-related costs previously written off.  This quarter’s SDD cost recovery reflects an agreement we reached with our customer under which we recovered $13 million in previously un-reimbursed launch-related costs of which $8 million benefited our U.S. Government business and the remaining $5 million is reflected in our Commercial business as a recovery of overhead.

In the first nine months of 2007, revenues increased $307 million, compared with the corresponding period of 2006, primarily due to higher volume and mix of $228 million, the benefit from acquisitions of $57 million and the reimbursement of costs related to Hurricane Katrina of $28 million. The volume increase is primarily due to more ASV deliveries of $113 million, higher H-1 deliveries of $95 million, higher V-22 revenue of $88 million and higher IBS volume of $45 million, partially offset by lower volume for JDAM of $55 million and lower helicopter spares and service sales of $53 million.

In the first nine months of 2007, profit in our U.S. Government business decreased $4 million, compared with the corresponding period of 2006. The decrease was primarily due to the net impact from inflation and pricing of $21 million, partially offset by higher net volume and mix of $15 million. Cost performance was unfavorable reflecting LRIP-related charges for the ARH program of $73 million, as discussed in more detail below, and lower V-22 profitability of $22 million; partially offset by the Hurricane Katrina cost reimbursement of $28 million; favorable ASV performance of $20 million; the impact of lower charges on the H-1 LRIP program of $20 million; a $14 million write-off of ARH SDD launch-related costs in 2006 and the $8 million impact of the subsequent partial recovery of these costs.  The lower V-22 profitability is primarily due to a $13 million impact from the shift in the mix to lower margin lots, which have been unfavorably impacted by higher overhead costs associated with increasing production capacity, and a $6 million award fee recognized in 2006 based on achieving non-recurring milestone objectives.  The favorable ASV performance is due to improved productivity and lower indirect costs.

16.

ARH Program - Bell Helicopter is performing under a U.S. Government contract for SDD of the ARH.  In March 2007, we received correspondence from the U.S. Government that created doubt about whether the U.S. Government would proceed into the production phase of the ARH program.  Accordingly, we provided for losses of $18 million in supplier obligations for long-lead component production incurred at our own risk to support anticipated ARH LRIP contract awards.

In the second quarter of 2007, the Army agreed to re-plan the ARH program and we reached a non-binding memorandum of understanding (“MOU”) related to aircraft specifications, pricing methodology and delivery schedules for initial LRIP aircraft. We also agreed to conduct additional SDD activities on a funded-basis.  Based on the plan at that time and our related estimates of aircraft production costs, including costs related to risks associated with achieving learning curve and schedule assumptions, we expected to lose approximately $73 million on the production of the proposed initial LRIP aircraft.  Accordingly, an additional charge of $55 million was taken in the second quarter of 2007 for LRIP-related costs.  We continue to work with the U.S. Government to finalize details of the re-plan, and continue to believe that the reserves established for this program are adequate. We anticipate that the initial LRIP contract awards will be finalized in 2008.

The U.S. Government continues to have an option related to production of 18 to 36 aircraft under the original ARH program.  However, it is unlikely that the option would be exercised before its term expires in December 2007 due to certain additional development requirements under the SDD contract that must be met before the option can be exercised.  We continue to expect that the U.S. Government will incorporate the units under this option within the initial LRIP contracts.

Commercial Business
In the third quarter of 2007, commercial revenues and profit increased $13 million and $10 million, respectively, compared with the corresponding quarter of 2006.  Commercial revenues increased primarily due to higher pricing of $19 million and the benefit from acquisitions of $6 million, partially offset by an unfavorable product mix of delivered helicopters of $10 million and lower spares and service volume of $6 million. Commercial profit increased primarily due to higher pricing of $19 million, partially offset by inflation of $11 million.  Cost performance was relatively unchanged as higher costs related to certain commercial programs of $14 million were partially offset by lower overhead expense of $17 million, including the $5 million recovery discussed above related to the ARH program.

In the first nine months of 2007, commercial revenues and profit increased $80 million and $54 million, respectively, compared with the corresponding period of 2006. Revenues increased primarily due to higher pricing of $59 million and the benefit from acquisitions of $27 million, partially offset by lower volume of $7 million. Volume decreased as higher helicopter deliveries of $42 million were more than offset by lower Huey II kit deliveries of $37 million and lower spares and service volume of $16 million.  Commercial profit increased primarily due to higher pricing of $59 million; lower engineering, research and development expense of $20 million and favorable cost performance of $19 million; partially offset by inflation of $30 million and the net impact of unfavorable product mix of $13 million.  The favorable cost performance included $34 million of lower overhead expense, including the $5 million recovery discussed above related to the ARH program, partially offset by higher costs related to certain commercial programs of $27 million.

17.

Cessna
	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues	$1,268	$1,050	$3,439	$2,924
Segment profit	222	162	577	432

Cessna has continued to grow its revenues and segment profit due, in part, to its increased international deliveries.  Approximately half of our 103 Citation business jet deliveries in the third quarter of 2007 went to international customers, primarily from Europe, compared to approximately 40% in the corresponding quarter of 2006, when we delivered a total of 73 jets.

Cessna’s revenues and segment profit increased $218 million and $60 million, respectively, in the third quarter of 2007, compared with the corresponding quarter of 2006.  Revenues increased due to higher volume of $166 million, primarily related to Citation business jets, and higher pricing of $53 million.  Segment profit increased primarily due to the higher pricing, along with the impact of the higher volume of $44 million and a $6 million gain representing a portion of the insurance settlement discussed on page 14.  These increases to segment profit were partially offset by inflation of $26 million and increased product development expense of $13 million.

Cessna’s revenues and segment profit increased $515 million and $145 million, respectively, in the first nine months of 2007, compared with the corresponding period of 2006.  Revenues increased due to higher volume of $367 million, primarily related to Citation business jets, and higher pricing of $148 million. Segment profit increased primarily due to the higher pricing, along with the impact of the higher volume of $91 million, partially offset by inflation of $70 million and increased product development expense of $29 million.

Industrial
	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues	$805	$720	$2,530	$2,336
Segment profit	46	28	165	131

Revenues and segment profit in the Industrial segment increased $85 million and $18 million, respectively, in the third quarter of 2007, compared with the corresponding quarter of 2006.  Revenues increased primarily due to higher volume of $47 million, favorable foreign exchange impact of $33 million and higher pricing of $9 million. Segment profit increased mainly due to a $15 million gain on the sale of land, improved cost performance of $12 million, the higher pricing and the impact of higher volume and mix of $7 million, partially offset by inflation of $22 million.

Revenues and segment profit in the Industrial segment increased $194 million and $34 million, respectively, in the first nine months of 2007, compared with the corresponding period of 2006.  Revenues increased primarily due to higher volume of $99 million, favorable foreign exchange impact of $98 million and higher pricing of $32 million, partially offset by the divestiture of non-core product lines of $37 million.  Segment profit increased mainly due to improved cost performance of $38 million, the higher pricing, a $15 million gain on the sale of land and a $9 million impact of higher volume and mix, partially offset by inflation of $60 million.

18.

Finance
	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues	$214	$212	$663	$586
Segment profit	54	53	174	158

During 2007, the Finance segment experienced continued growth in its managed finance receivable portfolio.  Managed finance receivables grew by $374 million, or 4%, from year-end 2006, primarily in aviation finance, resort finance and asset-based lending.  We expect an increased growth rate in the Finance segment’s core portfolios during the fourth quarter of 2007, primarily due to seasonal increases in equipment dealer floorplan inventory in the distribution finance group.

The disruption in the credit market during the third quarter of 2007 had minimal impact on our Finance segment’s ability to access the capital markets as it has been able to refinance its maturing commercial paper obligations and fund its commitments to borrowers with only a slight deterioration in interest margin.

Revenues and segment profit in the Finance segment increased $2 million and $1 million, respectively, in the third quarter of 2007, compared with the corresponding quarter of 2006. Both revenues and segment profit for the quarter were affected by a $10 million increase in securitization and other fee income, which was partially offset by the recognition of $7 million of earnings on the sale of an option related to a leveraged lease asset in 2006. The increase in revenues was also due to the $5 million impact of higher average finance receivables, primarily due to growth in the aviation and resort finance businesses, partially offset by an increase in the level of distribution finance receivables sold, and a $4 million decrease in portfolio yields due to competitive pricing pressures.  Segment profit also increased due to $4 million in lower provision for losses attributable to lower growth in the receivable portfolio in the third quarter of 2007, partially offset by the impact of higher selling and administrative expenses of $3 million.

Revenues and segment profit in the Finance segment increased $77 million and $16 million, respectively, in the first nine months of 2007, compared with the corresponding period of 2006. Average finance receivables were higher due to growth in the distribution, aviation and resort finance businesses, partially offset by an increase in the level of distribution finance receivables sold, and accounted for $65 million of the revenue increase and $30 million of the segment profit increase. Both revenues and segment profit for the nine-month period were also affected by a $21 million gain on the sale of a leveraged lease investment and $12 million in higher securitization gains, partially offset by $13 million in lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments, a $7 million reduction in leveraged lease earnings from the adoption of FSP 13-2 and the recognition of $7 million in earnings on the sale of a option related to a leveraged lease asset in 2006.  The revenue increase was also due to the $15 million impact from the higher interest rate environment and $10 million in other fee income, partially offset by an $18 million decrease in portfolio yields related to competitive pricing pressures.  The increases in segment profit were partially offset by higher selling and administrative expenses of $11 million.

The following table presents information about the Finance segment’s portfolio quality:

	September 29,	December 30,
(Dollars in millions)	2007	2006
Nonperforming assets	$119	$113
Nonaccrual finance receivables	$75	$75
Allowance for losses	$91	$93
Ratio of nonperforming assets to total finance assets	1.37%	1.28%
Ratio of allowance for losses on receivables to nonaccrual finance receivables	120.6%	123.1%
60+ days contractual delinquency as a percentage of finance receivables	1.07%	0.77%

The Finance segment has continued to maintain portfolio quality as indicated by relatively low levels of delinquent and nonperforming assets.  The higher delinquency rate primarily reflects three accounts in the golf finance business.

19.

Net charge-offs as a percentage of average finance receivables remain low at 0.38% for the first nine months of 2007 as compared with 0.37% for the corresponding period of 2006.

Discontinued Operations

Income from discontinued operations for the three and nine months ended September 29, 2007 is primarily related to income taxes.  Discontinued operations for the nine months ended September 30, 2006 includes a $120 million after-tax impairment charge taken in the second quarter related to the Fastening Systems business.

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

Through our Finance group, we provide diversified commercial financing to third parties.  In addition, this group finances retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group, otherwise known as captive financing.  In the consolidated statements of cash flows, cash received from customers or from securitizations is reflected as operating activities when received. However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group. For example, when product is sold by our Manufacturing group to a customer that is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow on our Finance group’s statement of cash flows.  Meanwhile, the Manufacturing group records the cash received from the Finance group on the customer’s behalf within operating cash flows as a cash inflow on our Manufacturing group’s statement of cash flows. Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing. These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated from the consolidated statements of cash flows, as detailed in the operating cash flows of continuing operations section on page 21.

We assess liquidity for our Manufacturing group in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows.  Other significant factors that affect our overall management of liquidity include: capital expenditures, investments in businesses, dividends, common stock repurchases, adequacy of available bank lines of credit and the ability to attract long-term capital at satisfactory terms.

Our Finance group mitigates liquidity risk (i.e., the risk that we will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital.  We use a variety of financial resources to meet these capital needs.  Cash for the Finance group is provided from finance receivable collections, sales and securitizations, as well as the issuance of commercial paper and term debt in the public and private markets.  This diversity of capital resources enhances its funding flexibility, limits dependence on any one source of funds, and results in cost-effective funding.  The Finance group can also borrow from the Manufacturing group when the availability of such borrowings creates an economic advantage to Textron in comparison to borrowings from other sources.  In making particular funding decisions, management considers market conditions, prevailing interest rates and credit spreads, and the maturity profile of its assets and liabilities.

On October 7, 2007, we entered into an Agreement and Plan of Merger to acquire United Industrial Corporation (“UIC”), a publicly held company, in a cash transaction valued at approximately $1.1 billion as disclosed in Note 13 to the consolidated financial statements.  We expect to close this transaction in the fourth quarter of 2007 and plan to fund the acquisition with available cash and commercial paper.  We anticipate that a portion of the commercial paper

20.

will be repaid through a public issuance of five to ten year notes to be effected sometime prior to December 29, 2007.  In connection with this transaction, on October 26, 2007, we entered into an interim $750 million credit facility that expires on September 30, 2008.

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances.  These facilities are in support of commercial paper and letters of credit issuances only, and neither of these primary lines of credit was drawn at September 29, 2007 or December 30, 2006.

Our primary committed credit facilities at September 29, 2007 included the following:
(In millions)	Facility Amount	Commercial Paper Outstanding	Letters of Credit Outstanding	Amount Not Reserved as Support for Commercial Paper and Letters of Credit
Manufacturing group – multi-year facility expiring in 2012*	$1,250	$-	$20	$1,230
Finance group - multi-year facility expiring in 2012	$1,750	$1,114	$12	$624

*The Finance group is permitted to borrow under this multi-year facility.

At September 29, 2007, our Finance group had $2.4 billion in debt and $489 million in other liabilities that are payable within the next 12 months.
Operating Cash Flows of Continuing Operations
	Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006
Manufacturing group	$654	$636
Finance group	239	270
Reclassifications and elimination adjustments	(294)	(371)
Consolidated	$599	$535

Cash and cash equivalents for our Manufacturing group increased 23% to $901 million at September 29, 2007 from the end of 2006.  Earnings growth from continuing operations of the Manufacturing group and increased dividends from the Finance group drove an increase in cash flows from operating activities during the first nine months of 2007 compared to the corresponding period in 2006. This increase was partially offset by an increase in working capital growth of $205 million.  The working capital growth was primarily related to a $130 million increase in inventories  largely due to the production ramp up at Cessna.  The decrease in operating cash flows for the Finance group is primarily related to the timing of accrued interest and other payments.

Reclassifications between operating and investing cash flows and eliminations adjustments are summarized below:
	Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(775)	$(741)
Cash received from customers and securitizations for captive financing	618	478
Other	(2)	(28)
Total reclassifications from investing activities	(159)	(291)
Dividends paid by Finance group to Manufacturing group	(135)	(80)
Total reclassifications and adjustments	$(294)	$(371)

21.

During the first nine months of 2007, we received more cash from customers and securitizations for captive financing than we originated in comparison to the corresponding period of 2006.  This increase was primarily due to higher cash collections in the aircraft portfolio along with a portion of the proceeds received upon the securitization of certain aircraft receivables in the third quarter of 2007.

In 2007, the Finance group paid a $135 million dividend to the Manufacturing group compared to $80 million paid in 2006, representing the distribution of its retained earnings to achieve its targeted leverage ratio.

Investing Cash Flows of Continuing Operations
	Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006
Manufacturing group	$(203)	$(212)
Finance group	221	(1,463)
Reclassifications to operating activities	159	291
Consolidated	$177	$(1,384)

Consolidated investing cash flows increased primarily due to $606 million increase in proceeds from receivable sales and securitizations and higher collections of finance receivables of $975 million, net of originations.  Proceeds from receivable sales and securitizations include the first quarter 2007 sale of $588 million of receivables into the distribution finance revolving securitization.

Financing Cash Flows of Continuing Operations
	Nine Months Ended
(In millions)	September 29, 2007	September 30, 2006
Manufacturing group	$(353)	$(1,077)
Finance group	(469)	1,237
Dividends paid by Finance group to Manufacturing group	135	80
Consolidated	$(687)	$240

For the Finance group, the decrease in cash flows was primarily attributable to the use of the distribution finance revolving securitization to fund receivable portfolio growth during the first nine months of 2007, rather than debt issuances, and due to lower receivable growth as compared to the first nine months of 2006.  During the first nine months of 2007 in comparison to the corresponding period in 2006, the Finance group had lower net short-term debt borrowings of $1.1 billion, made higher payments on long-term debt of $318 million and decreased its issuances of long-term debt by $227 million.  These decreases were partially offset by a $445 million reduction in the cash used by the Manufacturing group to repurchase our stock in comparison to the corresponding period of 2006.

Stock Repurchases
In the first nine months of 2007 and 2006, we repurchased 5,883,584 and 16,688,344 shares of our common stock, respectively, under Board-authorized share repurchase programs for an aggregate cost of $295 million and $729 million, respectively.

Dividends
On July 18, 2007, our Board of Directors approved a two-for-one split of our common stock to be effected in the form of a 100% stock dividend.  The additional shares resulting from the stock split were distributed on August 24, 2007 to shareholders of record on August 3, 2007.

We paid a quarterly dividend of $0.193 per share in the first and second quarters of 2007 and 2006.  On July 18, 2007, the Board of Directors approved a 19% increase in our annualized common stock dividend rate from $0.775 per share to $0.92 per share and authorized the repurchase of up to 24 million shares of our common stock.

Dividend payments to shareholders totaled $97 million, representing only two quarterly payments for the nine months ended September 29, 2007 as the third quarterly payment was made on October 1, 2007.  For the nine months ended September 30, 2006, dividend payments totaled $195 million representing three quarterly payments for 2006 along with the fourth quarter 2005 dividend that was paid in the first quarter of 2006.

22.

Discontinued Operations Cash Flow

Investing cash flows from discontinued operations decreased primarily due to cash proceeds of $610 million received upon the sale of the Fastening Systems business in the third quarter of 2006.  In the first nine months of 2007, investing cash flows from discontinued operations consist primarily of the realization of cash tax benefits.

Capital Resources

Under a shelf registration statement previously filed with the Securities and Exchange Commission, our Manufacturing group may issue public debt and other securities in one or more offerings up to a total maximum offering of $2.0 billion.  At September 29, 2007, we had $1.6 billion available under this registration statement.

The debt (net of cash)-to-capital ratio for our Manufacturing group as of September 29, 2007 was 23%, compared with 29% at December 30, 2006, and the gross debt-to-capital ratio as of September 29, 2007 was 37%, compared with 40% at December 30, 2006.  Our Manufacturing group targets a gross debt-to-capital ratio that is consistent with an A rated company.

Under a previously filed registration statement, the Finance group may issue an unlimited amount of public debt securities.  Our Finance group issued $925 million of term debt and CAD 220 million of term debt during the first nine months of 2007 under this registration statement.  In addition, during the first quarter of 2007, the Finance group issued $300 million of 6% Fixed-to-Floating Rate Junior Subordinated Notes, which mature in 2067.  The Finance group has the right to redeem the notes at par beginning in 2017, and is obligated to redeem the notes beginning in 2042.

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which our products are manufactured and/or sold.  For the first nine months of 2007, the impact of foreign exchange rate changes from the first nine months of 2006 increased revenues by approximately $98 million (1.2%) and increased segment profit by approximately $5 million (0.5%).

Recently Announced Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective in the first quarter of 2008, and we do not expect the adoption will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.”  SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings.  Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability.  SFAS 159 is effective in the first quarter of 2008, and we do not expect to elect to re-measure any of our existing financial assets or liabilities under the provisions of SFAS 159.

23.

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by Textron from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, such as the Risk Factors contained in our 2006 Annual Report on Form 10-K and including the following: [a] changes in worldwide economic and political conditions that impact demand for our products, interest rates and foreign exchange rates; [b] the interruption of production at Textron facilities or Textron’s customers or suppliers; [c] Textron’s ability to perform as anticipated and to control costs under contracts with the U.S. Government; [d] the U.S. Government’s ability to unilaterally modify or terminate its contracts with Textron for the U.S. Government’s convenience or for Textron’s failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar Textron as a contractor eligible to receive future contract awards; [e] changes in national or international funding priorities and government policies on the export and import of military and commercial products; [f] the ability to control costs and successful implementation of various cost-reduction programs; [g] the timing of new product launches and certifications of new aircraft products; [h] the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied or where Textron Financial Corporation offers financing; [i] changes in aircraft delivery schedules or cancellation of orders; [j] the impact of changes in tax legislation; [k] the extent to which Textron is able to pass raw material price increases through to customers or offset such price increases by reducing other costs; [l] Textron’s ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; [m] Textron’s ability to realize full value of receivables; [n] the availability and cost of insurance; [o] increases in pension expenses and other postretirement employee costs; [p] Textron Financial Corporation’s ability to maintain portfolio credit quality; [q] Textron Financial Corporation’s access to debt financing at competitive rates; [r] uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; [s] performance of acquisitions; [t] the efficacy of research and development investments to develop new products; [u] the launching of significant new products or programs which could result in unanticipated expenses; [v] bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in Textron’s supply chain or difficulty in collecting amounts owed by such customers; [w] the occurrence of any event, change or other circumstance that could give rise to the termination of the UIC Agreement and Plan of Merger; [x] the inability to complete the UIC transaction due to the failure to receive required regulatory or other approvals or to satisfy other conditions to the transaction; and  [y] the risk that the proposed UIC transaction disrupts current plans and operations.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the nine months ended
September 29, 2007.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in our 2006 Annual Report on Form 10-K.

24.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

25.

PART II.  OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

As disclosed on our Current Report on Form 8-K filed on August 24, 2007, we have resolved investigations by the U.S. Securities and Exchange Commission (“SEC”) and U.S. Department of Justice (“DOJ”) relating to payments made by subsidiaries in our Fluid & Power business unit and voluntarily reported to the two agencies by us.

Most of the payments were “after sales service fees” paid to Iraq by our fifth-tier French subsidiaries in connection with the United Nations’ Oil for Food Program.  A number of small Fluid & Power payments unrelated to the Oil for Food Program were also investigated, reported to the agencies and resolved as part of the settlements.

We have consented to the entry of a civil injunction in an action brought by the SEC and have entered into a letter agreement with the DOJ in which the DOJ has agreed not to prosecute us or our subsidiaries or affiliates.  Both settlements call for remedial actions that are being implemented and that are consistent with our longstanding policy against improper payments.  In addition, we agreed to pay a total of $4.685 million to the agencies in the form of disgorgement of profits, penalties and interest.  This amount was fully provided for in prior periods and was paid in the third quarter of 2007.

There are no criminal charges involved in the settlements and none of our officers were involved.  Disciplinary action has been taken with respect to certain individuals involved in the matter, including in some cases, termination of employment.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased		Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan**		Maximum Number of Shares that May Yet Be Purchased Under the Plan**
Month 1 (July 1, 2007 – August 4, 2007)	631,726	*	$57.75	630,000	*	23,460,000
Month 2 (August 5, 2007 - September 1, 2007)	711,000		$55.53	711,000		22,749,000
Month 3 (September 2, 2007 - September 29, 2007)	-		-	-		22,749,000
Total	1,342,726		$56.57	1,341,000

*	During the third quarter of 2007, we received a total of 1,726 shares as payments for the exercise price of employee stock options, which are not included in the publicly announced repurchase plan.

**
On July 18, 2007, our Board of Directors approved a new share repurchase plan under which we are authorized to repurchase up to 24 million shares of common stock.  The new plan has no expiration date and supercedes the existing repurchase plan, which was cancelled effective July 18, 2007. Prior to July 18, 2007, 90,000 of the shares repurchased in the first month of the third quarter of 2007 were purchased pursuant to a plan authorizing the repurchase of up to 24 million shares of our common stock that had been announced on January 26, 2006, and had no expiration date.

26.

Item 5.	OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement and Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On October 26, 2007, we entered into a senior unsecured revolving credit facility for an aggregate principal amount of $750 million with Citibank, N.A., as lender and administrative agent, Bank of America, N.A., as lender and syndication agent, and Goldman Sachs Credit Partners, L.P., as lender and documentation agent. The credit facility provides us with additional liquidity related to the acquisition of UIC described in Note 13 to the consolidated financial statements and expires on September 30, 2008.

We have two interest rate options for borrowings under the credit facility.  The first option is to pay interest at rates that are based on the London Interbank Offered Rate (“LIBOR”) plus a margin of 26 basis points if the aggregate amount outstanding exceeds 50% of the lenders’ total commitment under the credit facility, or 21 basis points if the aggregate amount outstanding is not more than 50% of such commitment.  Alternatively, we may opt to pay interest at the higher of (i) the administrative agent’s floating prime lending rate or (ii) the federal funds rate plus 0.50% per annum.  We may also request the administrative agent to solicit competitive bids for borrowings from the lenders at a margin over LIBOR or at an absolute rate.

To maintain the credit facility, we have agreed to pay quarterly fees of four basis points, regardless of borrowing activity.

The credit facility agreement contains covenants that, among other things, restrict our ability to engage in mergers or to incur liens without the approval of the lenders.  In addition, our Manufacturing group is required to maintain an adjusted debt-to-capital ratio, as defined in the agreement, not to exceed 65%.  Upon the occurrence of an event of default, all loans outstanding under the credit facility may be declared immediately due and payable and all commitments under the credit facility may be terminated.

The credit facility requires borrowings to be prepaid and the availability of the facility to be permanently reduced by amounts equal to 100% of the net cash proceeds of any issuances of long-term debt securities by Textron Inc. in any aggregate principal amount over $350 million.

A conformed copy of the credit facility agreement is attached hereto as Exhibit 10.11.

27.

Item 6.	EXHIBITS
10.1	Amendment No. 4 to Master Services Agreement between Textron Inc. and Computer Services Corporation, dated July 1, 2007
10.2	Textron Inc. Short-Term Incentive Plan (As amended and restated effective July 25, 2007)
10.3	Textron Inc. 1999 Long-Term Incentive Plan for Textron Employees (Amended and Restated Effective July 25, 2007)
10.4	Performance Share Unit Plan for Textron Employees (July 25, 2007)
10.5	Survivor Benefit Plan for Textron Key Executives (As amended and restated effective July 25, 2007)
10.6

Textron Spillover Pension Plan, As Amended and Restated Effective January 1, 2008, including Appendix A, Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007)

10.7

Supplemental Retirement Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2008, including Appendix A, Provisions of the Supplemental Retirement Plan for Textron Key Executives (As in effect before January 1, 2008)

10.8	Deferred Income Plan for Textron Executives, Effective January 1, 2008, including Appendix A, Provisions of the Deferred Income Plan for Textron Key Executives (As in effect before January 1, 2008)
10.9	Severance Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2008
10.10	Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2008, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008)
10.11

Credit Agreement, dated as of October 26, 2007, among Textron, the Banks listed therein, Citibank, N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent, and Goldman Sachs Credit Partners, L.P., as Documentation Agent

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

TEXTRON INC.
Date:	October 29, 2007	/s/R. L. Yates
R. L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

29.

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit
10.1	Amendment No. 4 to Master Services Agreement between Textron Inc. and Computer Services Corporation, dated July 1, 2007
10.2	Textron Inc. Short-Term Incentive Plan (As amended and restated effective July 25, 2007)
10.3	Textron Inc. 1999 Long-Term Incentive Plan for Textron Employees (Amended and Restated Effective July 25, 2007)
10.4	Performance Share Unit Plan for Textron Employees (July 25, 2007)
10.5	Survivor Benefit Plan for Textron Key Executives (As amended and restated effective July 25, 2007)
10.6

Textron Spillover Pension Plan, As Amended and Restated Effective January 1, 2008, including Appendix A, Defined Benefit Provisions of the Supplemental Benefits
Plan for Textron Key Executives (As in effect before January 1, 2007)

10.7

Supplemental Retirement Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2008, including Appendix A, Provisions of the Supplemental Retirement Plan for Textron Key Executives (As in effect before January 1, 2008)

10.8	Deferred Income Plan for Textron Executives, Effective January 1, 2008, including Appendix A, Provisions of the Deferred Income Plan for Textron Key Executives (As in effect before January 1, 2008)
10.9	Severance Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2008
10.10	Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2008, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008)
10.11

Credit Agreement, dated as of October 26, 2007, among Textron, the Banks listed therein, Citibank, N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent, and Goldman Sachs Credit Partners, L.P., as Documentation Agent

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