Form 10-K
period 2007-12-29
TEXTRON INC
filed 2008-02-20
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

Commission File Number 1-5480

Textron Inc.

(Exact name of registrant as specified in its charter)

Delaware	05-0315468
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Westminster Street, Providence, RI	02903
(Address of principal executive offices)	(zipcode)

Registrant’s Telephone Number, Including Area Code: (401) 421-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock — par value $0.125	New York Stock Exchange
Chicago Stock Exchange

$2.08 Cumulative Convertible Preferred Stock,	New York Stock Exchange
Series A — no par value

$1.40 Convertible Preferred Dividend Stock, Series B	New York Stock Exchange
(preferred only as to dividends) — no par value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐.  No  ☒.

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 30, 2007 was approximately $13,742,545,000 based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.

At February 9, 2008, 248,688,866 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Part III of this Report incorporates information from certain portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2008.

PART I

Item 1. Business

Textron Inc. is a multi-industry company that leverages its global network of aircraft, industrial and finance businesses to provide customers with innovative solutions and services around the world. We have approximately 44,000 employees in 34 countries. Textron Inc. was founded in 1923 and reincorporated in Delaware on July 31, 1967. Unless otherwise indicated, references to “Textron Inc.,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Textron Inc. and its consolidated subsidiaries.

We operate our business through four operating segments. Three of our operating segments represent our manufacturing businesses: Bell, Cessna and Industrial. Our fourth segment consists of our Finance business. A description of the business of each of our segments is set forth below. Our business segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries. Financial information by business segment and geographic area appears in Note 20 to the Consolidated Financial Statements on pages 73 through 75 of this Annual Report on Form 10-K. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 15 through 32 of this Annual Report on Form 10-K. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.

Bell Segment

The Bell segment is comprised of Bell Helicopter and Textron Systems.

Bell Helicopter is one of the leading suppliers of helicopters, tiltrotor aircraft, and helicopter-related spare parts and services in the world. Bell Helicopter manufactures for both military and commercial applications. Revenues for Bell Helicopter accounted for approximately 19%, 20% and 21% of our total revenues in 2007, 2006 and 2005, respectively.

Bell Helicopter supplies advanced military helicopters and support to the U.S. Government and to military customers outside the U.S. Bell Helicopter is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company, the only supplier of military tiltrotor aircraft. Bell Helicopter’s three major U.S. Government programs are for the V-22 tiltrotor aircraft, the H-1 helicopters and the Armed Reconnaissance Helicopter (“ARH”).

Bell Helicopter is teamed with The Boeing Company to develop, produce and support the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. The U.S. Government has issued contracts for 113 production V-22 aircraft through production Lot 11, of which 78 have been delivered as of the end of 2007. The U.S. Government’s program of record for the V-22 calls for a total of 458 production units.

The U.S. Marine Corps H-1 helicopter program includes an advanced attack model and a utility model, the AH-1Z and UH-1Y, respectively, both of which were designed to have 84% parts commonality between them. Through Low Rate Initial Production (“LRIP”) contracts, the U.S. Government has contracted for the production of 26 UH-1Y aircraft and eight AH-1Z aircraft, of which 10 were delivered by the end of 2007. Phase II of the H-1 Operational Evaluation (“OPEVAL”) is scheduled to commence in the first half of 2008; successful completion of OPEVAL is required prior to our receiving authorization for full-rate production. The U.S. Government’s program of record for the H-1 program calls for a total of 280 production units.

Bell Helicopter currently is working under a U.S. Government System Development and Demonstration contract for development of the ARH. During 2007, after uncertainty about whether the U.S. Government would continue with the ARH program, the U.S. Army agreed to restructure the program. Bell continues to work with the U.S. Army to finalize details of the restructure and anticipates that initial LRIP contract awards will be granted in mid-2008. The U.S. Government’s program of record for the ARH currently calls for a total of 368 production units; however, based upon communications from the U.S. Army, we expect that the U.S. Government will increase production requirements to 512 units during 2008.

Bell Helicopter also is a leading supplier of commercially certified helicopters and support to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue and emergency medical helicopter operators. Bell Helicopter produces a variety of commercial aircraft types, including light single and twin engine helicopters and medium twin engine helicopters, along with other related products. The commercial helicopters currently offered by Bell include the 206, 407 and 412; in addition, the 429 is expected to be certified in the 2008-2009 time-frame.

Bell Helicopter’s Customer Support and Service division provides post-sale service and support to its customers for its installed base of approximately 13,000 helicopters and tiltrotors through a network of five Bell-owned service centers, over 130 independent service centers and seven parts distribution centers that are located throughout the world. Collectively, these service centers offer logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repairs, engine repair and overhaul, aircraft modifications, post-sale customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.

Bell Helicopter competes against a number of competitors based in the U.S. and other countries for its helicopter business, and its parts and support business competes against numerous competitors around the world. Competition is based primarily on price, product quality and reliability, product support, contract performance and reputation.

Textron Systems is a primary supplier to the defense, aerospace and general aviation markets, providing approximately 10%, 9% and 8% of Textron’s revenues in 2007, 2006 and 2005, respectively. Textron Systems’ principal strategy is to address the U.S. Department of Defense’s emphasis on network centric warfare by leveraging advances in information technology in the development and production of networked sensors, weapons and the associated algorithms and software. Textron Systems manufactures precision weapons, airborne and ground-based surveillance systems, sophisticated intelligence and situational awareness software, armored vehicles and turrets, reciprocating piston aircraft engines, and aircraft and missile control actuators, valves and related components. While Textron Systems sells most of its products to U.S. customers, it also sells certain products to customers outside the U.S. through sales representatives and distributors located in various global locations. Textron Systems includes HR Textron, Lycoming Engines, Overwatch Geospatial Operations, Overwatch Tactical Operations, Textron Defense Systems, Textron Marine & Land Systems, and AAI Corporation.

Textron Systems has produced approximately 900 armored security vehicles (“ASV”) for the U.S. Army since inception of the current U.S. Army contract in June 2005. This contract calls for more than 750 additional units through May 2009. The ASVs currently are deployed in locations around the globe, particularly in Iraq and Afghanistan, serving various missions, including convoy escorts, patrolling, checkpoints, forward operating base patrol, urban operations, reconnaissance and surveillance patrols, and tactical overwatch for civilian and military police operations.

Textron Systems is a tier-one supplier of unattended ground sensors and intelligent munitions systems for the U.S. Army’s Future Combat System. Textron Systems also is the U.S. Air Force’s prime contractor for the Sensor Fuzed Weapon and a subcontractor to The Boeing Company for tail actuation systems on the Joint Direct Attack Munition and the next generation Small Diameter Bomb.

In November 2007, we acquired United Industrial Corporation, which operates through its wholly owned subsidiary, AAI Corporation (“AAI”). AAI is a leading provider of intelligent aerospace and defense systems, including: tactical unmanned aircraft systems (“UAS”), training and simulation systems, automated aircraft test and maintenance equipment, armament systems, aviation ground support equipment, countersniper detection systems, and logistical, engineering and supply chain services. AAI adds important capabilities to our existing aerospace and defense businesses and advances our strategy to deliver broader and more integrated solutions to our customers. As a part of Textron Systems, AAI remains the prime system integrator for the U.S. Army’s premier tactical UAS, the Shadow®, which includes the One System® Ground Control Station — the U.S. Army’s standard for interoperability of manned and unmanned airborne assets.

Textron Systems competes against a number of competitors in the U.S. and other countries on the basis of technology, contract performance, price, product quality and reliability, product support and reputation.

Cessna Segment

Based on unit sales, Cessna Aircraft Company is the world’s largest manufacturer of general aviation aircraft. Cessna currently has four major product lines: Citation business jets, Caravan single engine turboprops, Cessna single engine piston aircraft, and aftermarket services. Revenues in the Cessna segment accounted for approximately 38%, 36% and 35% of our total revenues in 2007, 2006 and 2005, respectively.

The family of business jets currently produced by Cessna includes the Mustang, Citation CJ1+, Citation CJ2+, Citation CJ3, Citation CJ4, Citation Encore+, Citation XLS+, Citation Sovereign and Citation X. The Citation X is the world’s fastest business jet with a maximum operating speed of Mach 0.92. First customer deliveries of the Citation XLS+ and Citation CJ4 are scheduled to commence in late 2008 and 2010, respectively.

The Cessna Caravan is the world’s best selling utility turboprop. Caravans are offered in four models: the Grand Caravan, the Super Cargomaster, the Caravan 675 and the Caravan Amphibian. Caravans are used in the U.S. primarily for overnight express package shipments and for personal transportation. International uses of Caravans include humanitarian flights, tourism and freight transport.

Cessna offers 10 models in its single engine piston product line, which include the four-place Skyhawk, Skyhawk SP, Skyhawk TD, Skylane, Turbo Skylane, Cessna 350, Cessna 400, six-place Stationair, Turbo Stationair, and the recently announced two-place Light Sport Aircraft, the Model 162 SkyCatcher. First customer deliveries of the SkyCatcher are scheduled to commence in late 2009. In December 2007, Cessna purchased certain assets of Columbia Aircraft Manufacturing Corporation, a producer of high-performance single engine aircraft, including two low-wing, composite four-place aircraft, which now are branded as the Cessna 350 and Cessna 400. Cessna also recently announced its plan to develop the Citation Columbus, a wide-body, eight-passenger business jet designed for intercontinental travel. Cessna is targeting Federal Aviation Administration certification by the end of 2013, with deliveries beginning in 2014.

The Citation family of aircraft currently is supported by 10 Citation Service Centers owned or operated by Cessna, along with authorized independent service stations and centers located in more than 18 countries throughout the world. The Wichita Citation Service Center is the world’s largest general aviation maintenance facility. Cessna-owned Service Centers provide customers with 24-hour service and maintenance. Cessna also provides around-the-clock parts support for Citation aircraft. Cessna Caravan and single engine piston customers receive product support through independently owned service stations and around-the-clock parts support through Cessna.

Cessna markets its products worldwide primarily through its own sales force, as well as through a network of authorized independent sales representatives, depending upon the product line. Cessna has several competitors in various market segments. Cessna’s aircraft compete with other aircraft that vary in size, speed, range, capacity, handling characteristics and price. Cessna operates a business jet fractional ownership business through a joint venture called CitationShares. Cessna’s current ownership interest in CitationShares is 88%. This business offers shares of Citation aircraft for operation throughout the contiguous U.S. and in Canada, Mexico, Central America, the Caribbean and Bermuda. CitationShares also has a limited advance purchase jet aircraft charter product called the Vector Jetcard.

Industrial Segment

The Industrial segment includes our Kautex, Fluid & Power, Greenlee, E-Z-GO and Jacobsen businesses.

Kautex, headquartered in Bonn, Germany, is a leading global designer and manufacturer of blow-molded fuel systems and other blow-molded parts for automobile original equipment manufacturers and, to a lesser extent, other industrial customers. Revenues of Kautex accounted for approximately 13%, 13% and 15% of our total revenues in 2007, 2006 and 2005, respectively. Kautex operates plants near its major customers all around the world. Kautex also is a leading supplier of windshield and headlamp washer systems in the original equipment automobile market. In North America, Kautex produces metal fuel fillers and engine camshafts for the automotive market. In Europe, Kautex produces bottles and plastic containers for food, household, laboratory and industrial uses. Kautex also manufactures blow-molded fuel systems for the all-terrain vehicle and watercraft markets and tanks for selective catalytic reduction systems used to reduce emissions from diesel engines. In 2007, Kautex announced that it has received the first production order for fuel systems using its new next generation fuel system manufacturing process, which is designed to reduce emissions from fuel systems and lower manufacturing costs. Kautex has a number of competitors worldwide, some of whom are owned by the automotive original equipment manufacturers that comprise Kautex’s targeted customer base. Competition typically is based on a number of factors, including price, product quality and reliability, prior experience and available manufacturing capacity.

Fluid & Power designs and manufactures four product lines: Gear Technologies, Industrial Pumps, Polymer Systems and Hydraulics. Gear Technologies includes industrial gears, mechanical transmission systems, worm gear speed reducers, screwjacks, gear motors and gear sets under the David Brown, Benzlers, Cone Drive and Radicon brand names, primarily for the defense, industrial and mining industries. Industrial Pumps includes centrifugal and reciprocating pumps for the oil, gas, petrochemical, nuclear and desalinization industries under the Union brands. Polymer Systems includes industrial pumps, extrusion equipment and screen changers for the polymer industry under the Maag brand name. Hydraulics includes hydraulic pumps, valves, pilot controls and power takeoffs under the David Brown, Hydreco and Powauto brands. These products are sold to a variety of customers, including original equipment manufacturers, engineering contractors, governments, distributors and end users. Fluid & Power faces competition from other manufacturers based primarily on price, product quality and reliability, and product support.

Greenlee designs and manufactures powered equipment, electrical test and measurement instruments, hand and hydraulic powered tools, and electrical and fiber optic connectors under the Greenlee, Fairmont, Klauke, Progressive and Tempo brand names. The products principally are used in the electrical construction and maintenance, telecommunications and plumbing industries. Greenlee distributes its products through a global network of sales representatives and distributors and sells its products directly to home improvement retailers and original equipment manufacturers. Through a joint venture, Greenlee also sells hand and powered tools for the plumbing and mechanical industries in North America. In December 2007, Greenlee acquired Paladin Tools, a provider of tools and accessories for the telecommunications, data communications and wiring industries. The Greenlee businesses face competition from numerous manufacturers based primarily on price and product quality and reliability.

E-Z-GO designs and manufactures golf cars and off-road utility vehicles powered by electric and internal combustion engines under the E-Z-GO name, as well as multipurpose utility vehicles under the E-Z-GO and Cushman brand names. In the fourth quarter of 2007, E-Z-GO introduced its new energy-efficient RXV golf car, which it expects will provide reduced energy and maintenance costs for its customers. E-Z-GO’s commercial customers consist primarily of golf courses, resort communities and municipalities, as well as commercial and industrial users such as airports and factories. E-Z-GO’s golf cars and off-road utility vehicles also are sold in the consumer market. Sales are made through a network of distributors and directly to end users. E-Z-GO has two major competitors for golf cars and several other competitors for off-road utility vehicles. Competition is based primarily on price, product quality and reliability, product support and reputation.

Jacobsen designs and manufactures professional turf-maintenance equipment and specialized turf-care vehicles. Major brand names include Ransomes, Jacobsen and Cushman. Jacobsen’s commercial customers consist primarily of golf courses, resort communities, sporting venues and municipalities. Sales are made through a network of distributors and dealers. Jacobsen has two major competitors for professional turf-maintenance equipment and several other competitors for specialized turf care. Competition is based primarily on price, product quality and reliability, and product support.

Finance Segment

Our Finance segment consists of Textron Financial Corporation, a diversified commercial finance company with core operations in six markets:

•

Asset-Based Lending provides revolving credit facilities secured by receivable and inventory, related equipment and real estate term loans, and factoring programs across a broad range of manufacturing and service industries;

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

•	Golf Finance primarily makes mortgage loans for the acquisition and refinancing of golf courses and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment;

•	Resort Finance primarily extends loans to developers of vacation interval resorts, secured principally by notes receivable and interval inventory; and

•	Structured Capital primarily engages in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

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

In 2007, 2006 and 2005, our Finance segment paid our manufacturing segments $1.2 billion, $1.0 billion and $0.8 billion, respectively, related to the sale of Textron-manufactured products that it financed. Our Cessna and Industrial segments also received proceeds in those years of $27 million, $63 million and $41 million, respectively, from the sale of equipment from their manufacturing operations to Textron Financial Corporation for use under operating lease agreements.

The commercial finance environment in which Textron Financial Corporation operates is highly fragmented and extremely competitive. Textron Financial Corporation is subject to competition from various types of financing institutions, including banks, leasing companies, insurance companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry is primarily focused on price, term, structure and service.

Textron Financial Corporation’s largest business risk is the collectibility of its finance receivable portfolio. See “Finance Portfolio Quality” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 23 for a detailed discussion of the credit quality of this portfolio.

Backlog

Our backlog at the end of 2007 and 2006 is summarized below:

	December 29,	December 30,
(In millions)	2007	2006
U.S. Government:
Bell Helicopter	$2,805	$2,363
Textron Systems	2,092	1,152
Other	1	7
Total U.S. Government Backlog	4,898	3,522
Commercial:
Bell Helicopter	1,004	756
Cessna	12,583	8,467
Other	771	613
Total Commercial Backlog	14,358	9,836
Total Backlog	$19,256	$13,358

At December 29, 2007, approximately 97% of the U.S. Government backlog was funded. Unfunded backlog represents the award value of U.S. Government contracts received, generally related to cost-plus type contracts, in excess of the funding formally appropriated by the U.S. Government. The U.S. Government is obligated only up to the funded amount of the contract. Additional funding is appropriated as the contract progresses.

Cessna’s backlog includes approximately $2.0 billion in orders from a major fractional jet customer. Orders from this fractional aircraft operator are included in backlog when the customer enters into a definitive master agreement and has established preliminary delivery dates for the aircraft. Preliminary delivery dates are subject to change through amendment to the master agreement. Final delivery dates are established approximately 12 to 18 months prior to delivery. Orders from other commercial customers, which cover a wide spectrum of industries, are included in backlog upon the customer entering into a definitive purchase order and receipt of required deposits.

Approximately 56% of our total backlog at December 29, 2007 represents orders that are not expected to be filled in 2008, including $1.2 billion in orders for the new Citation CJ4 aircraft with first customer deliveries scheduled for 2010.

U.S. Government Contracts

In 2007, approximately 19% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of funding which is dependent upon congressional appropriations, national and international priorities for defense spending, world events, and the size and timing of programs in which we may participate.

Our contracts with the U.S. Government generally may be terminated by the U.S. Government for convenience or if we default in whole or in part by failing to perform under the terms of the applicable contract. If the U.S. Government terminates a contract for convenience, we normally will be entitled to payment for the cost of contract work performed before the effective date of termination plus reasonable profit on such work, adjusted to reflect any rate of loss had the contract been completed, plus reasonable costs of settlement of the work terminated. If, however, the U.S. Government terminates a contract for default, generally: (a) we will be paid the contract price for completed supplies delivered and accepted, an agreed-upon amount for manufacturing materials delivered and accepted and for the protection and preservation of property, and for partially completed products accepted by the U.S. Government; (b) the U.S. Government will not be liable for our costs with respect to unaccepted items and will be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; and (c) we may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

Research and Development

Information regarding our research and development expenditures is contained in Note 16 to the Consolidated Financial Statements on page 70 of this Annual Report on Form 10-K.

Patents and Trademarks

We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We also own or license active trademark registrations and pending trademark applications in the U.S. and in various foreign countries or regions, as well as trade names and service marks. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including: AAI; AB Benzlers; AH-1Z; APCO; BA609; Bell/Agusta Aerospace Company, LLC; Bell Helicopter; Benzlers; Bravo; Cadillac Gage; Caravan; Caravan 675; Caravan Amphibian; Cessna; Cessna 350; Cessna 400; Citation; Citation Encore+; CitationShares; Citation X; Citation XLS+; Citation Sovereign; CJ1; CJ1+; CJ2; CJ2+; CJ3; CJ4; Cone Drive; Cushman; David Brown; Eclipse; Excel; E-Z-GO; Fairmont; Fly Smart; Fly Bell; Gear Technologies; Global Technology Center; Grand Caravan; Greenlee; H-1; HR Textron; Huey II; Hydraulics; Hydreco; Jacobsen; Kautex; Kiowa Warrior; Klauke Progressive; Lycoming; Maag; McCauley; Modular Affordable Product Lines; Mustang; Next Generation Fuel System; Overwatch Systems; Paladin; PDCue; Polymer Systems; Powauto; Power Advantage; ProParts; Quick Draw Loan; Radicon; Ransomes; Rothenberger LLC; RXV; Sensor Fuzed Weapon; SHADOW; Sovereign; SkyBOOKS; SkyPLUS; SkyCatcher; Skyhawk; Skyhawk SP; Skyhawk TD; Skylane; ST 4X4; Stationair; Super Cargomaster; SuperCobra; SYMTX; TDCue; Tempo; Textron; Textron Business Services; Textron Business Systems; Textron Defense Systems; Textron Financial Corporation; Textron Fluid & Power; Textron Marine & Land Systems; Textron Six Sigma; Textron Systems; Turbo Skylane; Turbo Stationair; UAV SYSTEMS SPECIALIST; UH-1Y; Union Pump; US Helicopter; V-22 Osprey; Vector; Vector Jetcard; XLS; 429; 429 Global Ranger; and 429 Light Twin. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

Environmental Considerations

Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental control facilities has not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 15 to the Consolidated Financial Statements on pages 69 and 70 of this Annual Report on Form 10-K.

Employees

At December 29, 2007, we had approximately 44,000 employees.

Available Information

We make available free of charge on our Internet website (www.textron.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K and other oral and written statements made by us from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) changes in worldwide economic and political conditions that impact demand for our products, interest rates and foreign exchange rates; (b) the interruption of production at our facilities or our customers or suppliers; (c) performance issues with key suppliers, subcontractors and business partners; (d) our ability to perform as anticipated and to control costs under contracts with the U.S. Government; (e) the U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards; (f) changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Iraqi Freedom, Operation Enduring Freedom and the Global War on Terrorism; (g) changes in national or international funding priorities, U.S. and foreign military budget constraints and determinations, and government policies on the export and import of military and commercial products; (h) legislative or regulatory actions impacting defense operations; (i) the ability to control costs and successful implementation of various cost-reduction programs; (j) the timing of new product launches and certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which our products are sold or supplied or where Textron Financial Corporation offers financing; (l) changes in aircraft delivery schedules or cancellation of orders; (m) the impact of changes in tax legislation; (n) the extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (o) our ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) our ability to realize full value of receivables; (q) the availability and cost of insurance; (r) increases in pension expenses and other postretirement employee costs; (s) Textron Financial Corporation’s ability to maintain portfolio credit quality; (t) Textron Financial Corporation’s access to debt financing at competitive rates; (u) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (v) risks and uncertainties related to acquisitions and dispositions; (w) the efficacy of research and development investments to develop new products; (x) the launching of significant new products or programs which could result in unanticipated expenses; (y) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; and (z) difficulties or unanticipated expenses in connection with the consummation or integration of acquisitions, potential difficulties in employee retention following the acquisition and risks that the acquisition does not perform as planned or disrupts our current plans and operations or that anticipated synergies and opportunities will not be realized.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we believe currently are the most significant, although additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.

We have customer concentration with the U.S. Government.

During 2007, we derived approximately 19% of our revenues from sales to a variety of U.S. Government entities. Our U.S. Government revenues have continued to grow both organically and through acquisitions, such as our recent acquisition of UIC. Our ability to compete successfully for and retain U.S. Government business is highly dependent on technical excellence, management proficiency, strategic alliances, cost-effective performance, and the ability to recruit and retain key personnel. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs. The funding of these programs is subject to congressional appropriation decisions. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The reduction or termination of funding, or changes in the timing of funding, for a U.S. Government program in which we provide products or services would result in a reduction or loss of anticipated future revenues attributable to that program, and could have a negative impact on our results of operations. While the overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the U.S. Department of Defense’s military transformation initiatives, we can give no assurance that such spending will continue to grow or not be reduced. Significant changes in national and international priorities for defense spending could impact the funding, or the time of funding, of our programs, which could negatively impact our results of operations and financial condition.

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

As a U.S. Government contractor, we are subject to a number of procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts and restrict the use and dissemination of classified information and the exportation of certain products and technical data. Our U.S. Government contracts contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our products, services and associated materials. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts and, under certain circumstances, suspension or debarment from future contracts for a period of time. These laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business.

Cost overruns on U.S. Government contracts could subject us to losses or adversely affect our future business.

Contract and program accounting require judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs include expected increases in wages and prices for materials. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees also are used in estimating sales and profit rates based on actual and anticipated awards. Because of the significance of these estimates, it is likely that different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future financial results of operations.

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

Aircraft customers, including sellers of fractional share interests, may respond to weak economic conditions by delaying delivery of orders or canceling orders. Weakness in the economy may result in fewer hours flown on existing aircraft and, consequently, lower demand for spare parts and maintenance. Weak economic conditions also may cause reduced demand for used business jets or helicopters. We may accept used aircraft on trade-in that would be subject to fluctuations in the fair market value of the aircraft while in inventory. Reduced demand for new and used aircraft, spare parts and maintenance can have an adverse effect on our financial results of operations.

Developing new products and technologies entails significant risks and uncertainties.

Delays or cost overruns in the development and acceptance of new products, or certification of new aircraft products and other products, could affect our financial results of operations. These delays could be caused by unanticipated technological hurdles, production changes to meet customer demands, unanticipated difficulties in obtaining required regulatory certifications of new aircraft products, coordination with joint venture partners or failure on the part of our suppliers to deliver components as agreed. We also could be adversely affected if the general efficacy of our research and development investments to develop products is less than expected. Furthermore, because of the lengthy research and development cycle involved in bringing certain of our products to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aerospace or defense industries could have a significant effect on the demand for new products and technologies under development, which could have an adverse effect on our financial performance or results of operations.

We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties.

We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties, including the risk of the joint venture or related business partner failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.

We may make acquisitions and dispositions that increase the risks of our business.

We may enter into acquisitions or dispositions in the future in an effort to enhance shareholder value. Acquisitions or dispositions involve a certain amount of risks and uncertainties that could result in our not achieving expected benefits. With respect to acquisitions, such risks include difficulties in integrating newly acquired businesses and operations in an efficient and cost-effective manner; challenges in achieving expected strategic objectives, cost savings and other benefits; the risk that the acquired businesses’ markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; the risk that we pay a purchase price that exceeds what the future results of operations would have merited; and the potential loss of key employees of the acquired businesses. With respect to dispositions, the decision to dispose of a business or asset may result in a writedown of the related assets if the fair market value of the assets, less costs of disposal, is less than the book value. In addition, we may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner. We may also underestimate the costs of retained liabilities or indemnification obligations. In addition, unanticipated delays or difficulties in effecting acquisitions or dispositions may divert the attention of our management and resources from our existing operations.

Our operations could be adversely affected by interruptions of production that are beyond our control.

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural disasters and national emergencies that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase components and raw materials and information technology and other services from numerous suppliers, and, even if our facilities are not directly affected by such events, we could be affected by interruptions at such suppliers. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations.

Our business could be adversely affected by strikes or work stoppages and other labor issues.

Approximately 14,000 of our employees, or 32% of our total employees, are unionized. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. In addition, the presence of unions may limit our flexibility in responding to competitive pressures in the marketplace, which could have an adverse effect on our financial results of operations.

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

Our international business is subject to the risks of doing business in foreign countries.

Our international business exposes us to certain unique and potentially greater risks than our domestic business, and our exposure to such risks may increase if our international business continues to grow. Our international business is subject to local government regulations and procurement policies and practices, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings or cash settlement challenges, as well as to varying currency, geopolitical and economic risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors and suppliers in connection with international programs.

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

A key determinant of financial performance of our Finance group is its ability to maintain the quality of loans, leases and other credit products in its finance asset portfolios. Portfolio quality may adversely be affected by several factors, including finance receivable underwriting procedures, collateral quality, geographic or industry concentrations, or general economic downturns. Any inability by our Finance group to successfully collect its finance receivable portfolio and to resolve problem accounts may adversely affect our cash flow, profitability and financial condition.

We are subject to legal proceedings and other claims.

We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to private transactions; government contracts; lack of compliance with applicable laws and regulations; production partners; product liability; employment; and environmental, safety and health matters. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our being suspended or debarred from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations. However, litigation is inherently unpredictable, and we could incur judgments or enter into settlements for current or future claims that could adversely affect our financial position or our results of operations in any particular period.

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

The effect on our financial results of many of these factors depends, in some cases, on our ability to obtain insurance covering potential losses at reasonable rates.

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

Failure to perform by our subcontractors or suppliers could adversely affect our performance.

We rely on other companies to provide raw materials, major components and subsystems for our products. Subcontractors also perform services that we provide to our customers in certain circumstances. We depend on these subcontractors and vendors to meet our contractual obligations to our customers. Our ability to meet our obligations to our customers may be adversely affected if suppliers do not provide the agreed-upon supplies or perform the agreed-upon services in compliance with customer requirements and in a timely and cost-effective manner. Such events may adversely affect our financial results of operations or damage our reputation and relationships with our customers. The risk of these adverse effects may be greater in circumstances where we rely on only one or two subcontractors or suppliers for a particular product or service.

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

We are subject to income taxes in both the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws, which could affect our profitability. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, the amount of income taxes we pay is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect our profitability.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

On December 29, 2007, we operated a total of 77 plants located throughout the U.S. and 56 plants outside the U.S. We own 68 plants and lease the remainder for a total manufacturing space of approximately 22.2 million square feet.

We also own or lease offices, warehouse and other space at various locations. We consider the productive capacity of the plants operated by each of our business segments to be adequate. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.

Item 3. Legal Proceedings

We are subject to actual and threatened legal proceedings and other claims arising out of the conduct of our business. These proceedings include claims relating to private transactions, government contracts, lack of compliance with applicable laws and regulations, production partners, product liability, employment, and environmental, safety and health matters. Some of these legal proceedings seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the last quarter of the period covered by this Annual Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 20, 2008. All of our executive officers are members of our Management Committee and Transformation Leadership Team.

Name	Age	Current Position with Textron Inc.
Lewis B. Campbell	61	Chairman, President and Chief Executive Officer; Director
Kenneth C. Bohlen	55	Executive Vice President and Chief Innovation Officer
John D. Butler	60	Executive Vice President Administration and Chief Human Resources Officer
Ted R. French	53	Executive Vice President and Chief Financial Officer
Mary L. Howell	55	Executive Vice President Government Affairs, Strategy and Business Development, International, Communications and Investor Relations
Terrence O’Donnell	63	Executive Vice President and General Counsel

Mr. Campbell joined Textron in September 1992 as Executive Vice President and Chief Operating Officer. He was named Chief Executive Officer in July 1998 and was appointed Chairman of our Board of Directors in February 1999. Mr. Campbell served as President and Chief Operating Officer from January 1994 to July 1998 and reassumed the position of President in September 2001. Mr. Campbell has been a Director of Textron since January 1994 and is Chairman of our International Advisory Council.

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

Ms. Howell has been Executive Vice President Government Affairs, Strategy and Business Development, International, Communications and Investor Relations since October 2000 and serves on our International Advisory Council. Ms. Howell joined Textron in 1980 and became an Executive Vice President in August 1995.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “TXT.” Our stock also is traded on the Chicago Stock Exchange. At December 29, 2007, there were approximately 15,000 record holders of Textron common stock. On July 18, 2007, our Board of Directors approved a two-for-one split of our common stock effected in the form of a 100% stock dividend. The additional shares resulting from the stock split were distributed on August 24, 2007 to shareholders of record on August 3, 2007. Prior period per share data has been restated to reflect this stock split. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share are provided in the following table:

	2007			2006
	High	Low	Dividends per Share	High	Low	Dividends per Share
First quarter	$49.10	$44.08	$0.194	$47.20	$37.88	$0.194
Second quarter	56.91	45.35	0.194	49.05	41.25	0.194
Third quarter	63.13	53.01	0.23	46.56	40.55	0.194
Fourth quarter	73.38	62.58	0.23	49.19	44.09	0.194

Issuer Repurchases of Equity Securities

Fourth Quarter	Total Number of Shares Purchased		Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Be Purchased under the Plan**
Month 1 (September 30, 2007 – November 3, 2007)	8,134	*	$66.04	—	22,749,000
Month 2 (November 4, 2006 – December 1, 2007)	—		—	—	22,749,000
Month 3 (December 2, 2007 – December 29, 2007)	962	*	70.61	—	22,749,000
Total	9,096		66.53	—

*                                         Amount represents the number of shares we received as payment for the exercise price of employee stock options, which are not included in the publicly announced plan.

**                                  On July 18, 2007, our Board of Directors approved a new plan authorizing the repurchase of up to 24 million shares of our common stock. The plan has no expiration date.

Stock Performance Graph

The following graph compares the change in value of $100 invested on December 31, 2002 in Textron common stock, the Standard & Poor’s 500 Stock Index and a market-weighted peer group index. The values calculated assume dividend reinvestment. Our peer group consists of the following 17 companies, which operate in the various industries in which we conduct business: The Boeing Company, Crane Co., Dover Corporation, General Dynamics Corporation, Honeywell International, Inc., Illinois Tool Works Inc., ITT Industries, Inc., Johnson Controls Inc., Lockheed Martin Corporation, Millipore Corporation, Northrop Grumman Corporation, Pall Corp., Parker Hannifin Corp., Raytheon Company, Rockwell Automation, Inc., Tyco International LTD. and United Technologies Corporation.

Item 6. Selected Financial Data

(Dollars in millions, except per share amounts and where otherwise noted)	2007	2006	2005	2004	2003
Revenues
Bell	$3,915	$3,408	$2,881	$2,254	$2,348
Cessna	5,000	4,156	3,480	2,473	2,299
Industrial	3,435	3,128	3,054	3,046	2,836
Finance	875	798	628	545	572
Total revenues	$13,225	$11,490	$10,043	$8,318	$8,055
Segment profit
Bell	$335	$249	$368	$250	$234
Cessna	865	645	457	267	199
Industrial	218	163	150	194	150
Finance	222	210	171	139	122
Total segment profit	1,640	1,267	1,146	850	705
Special charges	—	—	(118)	(59)	(77)
Gain on sale of businesses	—	—	—	—	15
Corporate expenses and other, net	(253)	(202)	(199)	(157)	(123)
Interest expense, net	(87)	(90)	(90)	(94)	(96)
Income taxes	(385)	(269)	(223)	(165)	(109)
Distributions on preferred securities, net of income taxes	—	—	—	—	(13)
Income from continuing operations	$915	$706	$516	$375	$302
Per share of common stock**
Income from continuing operations — basic	$3.66	$2.76	$1.93	$1.36	$1.11
Income from continuing operations — diluted	$3.59	$2.71	$1.89	$1.34	$1.10
Dividends declared	$0.85	$0.78	$0.70	$0.66	$0.65
Book value at year-end	$13.99	$10.51	$12.55	$13.45	$13.40
Common stock price: High	$73.38	$49.19	$40.02	$37.31	$28.85
Low	$44.08	$37.88	$32.92	$25.42	$13.42
Year-end	$71.62	$46.88	$38.49	$36.90	$28.59
Common shares outstanding (In thousands)**
Basic average	249,792	255,098	267,062	274,674	271,750
Diluted average*	254,826	260,444	272,892	280,339	274,434
Year-end	250,061	251,192	260,370	270,746	274,476
Financial position
Total assets	$19,956	$17,550	$16,499	$15,875	$15,171
Manufacturing group debt	$2,148	$1,800	$1,934	$1,770	$2,008
Finance group debt	$7,311	$6,862	$5,420	$4,783	$4,407
Mandatorily redeemable preferred securities — Finance group	$—	$—	$—	$—	$26
Shareholders’ equity	$3,507	$2,649	$3,276	$3,652	$3,690
Manufacturing group debt-to-capital (net of cash)	32%	29%	26%	25%	30%
Manufacturing group debt-to-capital	38%	40%	37%	33%	35%
Investment data
Capital expenditures, including capital leases	$423	$447	$380	$294	$289
Depreciation	$298	$271	$284	$265	$260
Research and development	$814	$786	$692	$574	$573
Other data
Number of employees at year-end	44,000	40,000	37,000	34,000	31,000
Number of common shareholders at year-end	15,000	16,000	17,000	18,000	19,000

* Diluted average common shares outstanding assumes full conversion of outstanding preferred stock and exercise of stock options.

** All prior periods presented have been restated to reflect a two-for-one stock split in 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

2007 was an exceptional year in many respects. We experienced strong sales and organic growth, particularly in our aerospace and defense businesses. Cessna set a new record with 773 jet orders, while demand for commercial helicopters remained strong with Bell Helicopter recording 268 orders. Our aircraft and defense backlog increased to $18.8 billion, up 45% from a year ago.

We strategically acquired businesses to complement our core growth areas, the most significant of which was the acquisition of United Industrial Corporation (“UIC”). UIC, operating through its wholly owned subsidiary, AAI Corporation (“AAI”), is a leading provider of intelligent aerospace and defense systems, including unmanned aircraft and ground control stations, aircraft and satellite test equipment, training systems and countersniper devices. In addition to AAI, we acquired certain assets of CAV-Air LLC, a helicopter maintenance and service center; Columbia Aircraft Manufacturing Corporation, which produces high-performance, single engine aircraft; and Paladin Tools, a provider of tools and accessories for the telecommunications industry. We paid approximately $1.1 billion in cash for these four acquisitions.

We also made considerable investments in innovation, new product development and capacity expansion across our businesses, including the continued development of our commercial aircraft product offerings, with the Bell Model 429 and the Cessna CJ4.

In our Finance segment, we generated significant growth in our managed finance receivables, while portfolio quality statistics remained relatively stable.

In July, our Board of Directors approved a two-for-one stock split of our common stock and increased our annual dividend by 19% to $0.92 per share. We have continued to repurchase our common stock, spending $295 million in 2007 to acquire approximately 6 million shares. With a 30% increase in income from continuing operations during 2007 and these share repurchases, our diluted earnings per share from continuing operations increased 32% to $3.59 per share.

* Diluted earnings per share are for continuing operations only.

Consolidated Results of Operations

Revenues

Revenues increased $1.7 billion, or 15%, to $13.2 billion in 2007, compared with 2006. The primary reasons for this increase are:

• Higher manufacturing volume of $1.0 billion with $631 million at Cessna, primarily related to an increase in business jet deliveries; $253 million in Bell’s U.S. Government business, largely related to the H-1 program and higher armored security vehicle (“ASV”) deliveries; and a $148 million increase in the Industrial segment, principally due to higher demand at Kautex;

• Higher pricing of $344 million, with $212 million at Cessna, $94 million in Bell’s commercial business and $46 million in the Industrial segment;

• Additional revenues from newly acquired businesses of $166 million, primarily the acquisitions of Overwatch Systems and AAI in the Bell segment;

• Favorable foreign exchange impact of $148 million in the Industrial segment; and

• A $66 million impact from higher average finance receivables due to growth in the aviation and resort finance businesses in the Finance segment.

In 2006, our revenues increased $1.5 billion, or 14%, compared with 2005, primarily due to higher manufacturing sales volume of $1.0 billion, higher pricing of $274 million and higher revenues in the Finance segment of $170 million.

Segment Profit

Segment profit increased $373 million, or 29%, to $1.6 billion in 2007, compared with 2006. This increase is primarily due to the following factors, which were partially offset by inflation of $256 million:

• Higher pricing of $344 million, with $212 million at Cessna, $94 million in Bell’s commercial business and $46 million in the Industrial segment;

• Favorable cost performance of $164 million, which includes net charges in 2007 for the Armed Reconnaissance Helicopter (“ARH”) Low Rate Initial Production (“LRIP”) program of $50 million, the $32 million favorable impact of the recovery of ARH System Development and Demonstration (“SDD”) launch-related costs written off in 2006 and lower charges related to the H-1 LRIP program of $43 million;

• A $148 million net benefit from higher volume, partially offset by unfavorable product mix; and

• Profit from newly acquired businesses of $20 million.

In 2006, our segment profit increased $121 million, or 11%, compared with 2005, primarily due to higher pricing of $274 million, higher sales volume of $198 million, improved cost performance of $54 million in the Industrial segment, favorable warranty performance at Cessna of $39 million and higher profit in the Finance segment of $39 million. These increases were partially offset by inflation of $272 million, higher spending for engineering and new product development of $74 million, higher overhead of $55 million in Bell’s commercial business and increased charges related to the H-1 LRIP program of $68 million.

Corporate Expenses and Other, net

Corporate expenses and other, net increased $51 million in 2007, compared with 2006, primarily due to the following:

• $26 million of higher compensation expenses, largely related to stock appreciation;

• $14 million of higher professional and consulting fees, related to corporate initiatives;

• $11 million of increased costs for divested operations, primarily due to higher pension costs and other retained liabilities; and

• A $6 million increase in our contribution to the Textron Charitable Trust;

• Partially offset by an $8 million gain on an insurance settlement.

Corporate expenses and other, net increased $3 million in 2006, compared with 2005, principally due to $7 million of higher share-based compensation expense and $4 million of higher incentive compensation, partially offset by $8 million of lower expenses related to corporate initiatives.

Special Charges

There were no special charges in 2007 or 2006. In 2005, special charges totaled $118 million and included $112 million related to the 2001 disposition of the Automotive Trim (“Trim”) business and $6 million in restructuring expense in the Industrial segment.

In 2005, the $112 million in special charges that were incurred in connection with the disposition of Trim included $91 million in impairment charges to write down preferred stock acquired in the disposition and $21 million to cover exposures related to certain guarantees for leases, environmental and workers’ compensation matters.

Income Taxes

Our effective tax rate increased to 29.6% in 2007 from 27.6% in 2006. In comparison with the Federal statutory rate, in 2007 we had a 1.7% less favorable impact attributed to our foreign tax rate differential, a 1.2% favorable impact on the 2006 rate related to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of our Canadian subsidiaries, and a 1.3% less favorable impact from tax settlements in 2007, compared with settlements in 2006, partially offset by a 1.3% impact from lower state income taxes and a 1% benefit related to the manufacturing deduction. The effective tax rate decreased to 27.6% in 2006 from 30.2% in 2005, largely due to the impact of these items on the 2006 effective tax rate.

Discontinued Operations

Discontinued operations primarily reflect after-tax results of the Fastening Systems business, which was sold in 2006. Operating results of our discontinued businesses are summarized in Note 2 to the Consolidated Financial Statements.

In 2006, the loss from discontinued operations primarily includes a $120 million after-tax impairment charge for the Fastening Systems business based on the estimated fair value less cost to sell at the time according to offers received from potential purchasers. In 2005, the loss from discontinued operations includes a $335 million goodwill impairment charge related to the Fastening Systems business. In addition, we recorded an after-tax charge of approximately $52 million, which included $37 million related to previously deferred foreign currency translation losses and $7 million in curtailment losses for employee retirement plans. The gain on disposal, net of income taxes, of $46 million in 2005 primarily related to a tax benefit recorded upon the sale of InteSys.

Segment Analysis

Our four reportable segments are: Bell, Cessna, Industrial and Finance. These segments reflect the manner in which we manage our operations. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges. The measurement for the Finance segment includes interest income and expense and excludes special charges.

Each segment’s revenues and profit as a percentage of consolidated revenues and profit are provided below:

Bell

(Dollars in millions)	2007	2006	2005
Revenues	$3,915	$3,408	$2,881
Segment profit	$335	$249	$368
Profit margin	9%	7%	13%
Backlog at Bell Helicopter	$3,809	$3,119	$2,812
Backlog at Textron systems	$2,379	$1,335	$1,169

Bell Helicopter is in the early stages of development or production for a number of government and commercial programs that are anticipated to significantly drive revenue and profit growth in future years. Government programs generally follow a three-phase cycle consisting of: development, transition to production and full-rate production. Each phase has specific risks and operational challenges. Over the next few years, the segment’s major government programs will be transitioning through various phases of this cycle. Bell Helicopter programs with the U.S. Government include the V-22 tiltrotor, the H-1 and the ARH. Bell Helicopter’s commercial business has invested in the commercial version of the tiltrotor aircraft and the new Model 429 during 2007; we expect to receive FAA certification of the Model 429 in the 2008-2009 time-frame. Major programs at Textron Systems include the ASV and unmanned aircraft systems.

In the past two years, we have made significant investments to conduct research and development, transition development contracts to production, increase our production capacity and implement improved operational systems to manage anticipated growth in Bell Helicopter’s government programs and commercial product lines. The costs of investing in improved operational systems resulted in higher overhead expenses during 2006. Due to the shorter production cycle for our commercial business, the higher overhead costs in 2006 were reflected in lower earnings in that year; however, since our government business has a longer production cycle, a portion of these costs was also absorbed into work-in-progress inventory, particularly for the V-22. Accordingly, as V-22 aircraft were delivered in 2007, the overhead expenses reflected in inventory resulted in lower margins. While overhead expenses moderated in 2007, we expect higher overhead costs in the future largely due to costs incurred to support significant ramp-up to full-rate production of the
V-22 aircraft.

During 2007, Textron Systems successfully integrated its fourth quarter 2006 acquisition, Overwatch Systems, into its business and completed the acquisition of AAI. As a leading provider of intelligent aerospace and defense systems, including unmanned aircraft and ground control stations, aircraft and satellite test equipment, training systems and countersniper devices, AAI significantly augments our product offering to the U.S. Government.

Bell Revenues

U.S. Government Business

Revenues increased $388 million in 2007 for the U.S. Government business, compared with 2006, primarily due to higher volume and mix of $253 million and revenues from newly acquired businesses of $122 million. The volume increase is primarily due to the following:

• $161 million in higher H-1 program revenue, principally due to delivery of the first 10 production units;

• $78 million in higher ASV revenue due to a 21% increase in deliveries to 576 units;

• A $70 million increase in V-22 program revenue, primarily due to higher spares revenues;

• $56 million in higher revenue for Intelligent Battlefield Systems; and

• A $16 million increase from Sensor Fused Weapon deliveries.

These increases were partially offset by:

• Lower spares and service sales of $74 million for military helicopters other than the V-22 and

• Lower Joint Direct Attack Munitions volume of $63 million.

In 2006, revenues increased $376 million, compared with 2005, primarily due to higher net volume and mix of $343 million and the benefit from acquisitions of $28 million. The volume increase is primarily due to higher ASV deliveries of $286 million, higher ARH SDD development revenues of $94 million, increased spares and service sales of $37 million, and additional Intelligent Battlefield Systems volume of $22 million, partially offset by lower V-22 volume of $80 million and lower H-1 revenue of $18 million.

Commercial Business

In 2007, revenues for the commercial business increased $119 million, compared with 2006, primarily due to higher pricing of $94 million and revenues from newly acquired businesses of $43 million, partially offset by lower volume of $17 million. Volume decreased as higher helicopter deliveries of $50 million were more than offset by lower Huey II kit deliveries of $44 million and lower spares and service volume of $18 million.

In 2006, revenues increased $151 million for our commercial business, compared with 2005, due to higher volume of $105 million and pricing of $46 million. The volume increase is primarily due to higher civil aircraft deliveries of $176 million, higher spares and service sales of $53 million, and additional deliveries of Huey II kits of $10 million, partially offset by lower international military deliveries of $116 million.

Bell Segment Profit

U.S. Government Business

Segment profit in our U.S. Government business increased $39 million in 2007, compared with 2006, primarily due to improved cost performance of $64 million, higher net volume and mix of $16 million, and the benefit from acquisitions of $10 million, partially offset by the impact from inflation and pricing of $30 million. The improved cost performance is primarily due to:

• $43 million in lower charges for the H-1 LRIP program, which are discussed in more detail below;

• $25 million in lower costs related to the ARH SDD contract due to a $14 million 2006 write-off of launch-related costs and the $11 million impact of the subsequent partial recovery of these costs; and

• $21 million in improvements with ASV due to improved productivity and lower indirect costs;

• Partially offset by $50 million in ARH LRIP 2007 charges as discussed below; and

• $22 million in lower V-22 profitability largely due to a $15 million impact from lower margin units, which have been unfavorably impacted by higher overhead costs associated with increasing production capacity, and a $6 million award fee recognized in 2006.

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

H-1 Program — The H-1 program continues in development while we are concurrently working on the initial production aircraft under firm fixed-price LRIP contracts with the U.S. Government. In 2006, we recorded program charges of $82 million related to the LRIP contracts. Through the third quarter of 2006, we recorded $29 million in charges based on our estimate that the costs to complete would exceed contractual reimbursement during the transition to production phase. These charges primarily reflected the impact of higher estimated incremental costs for resources added to meet the contractual schedule requirements and higher anticipated efforts in final assembly. In the fourth quarter of 2006, acceptance of the initial aircraft by the U.S. Government was delayed, and no aircraft were delivered. This delay was a result of changes in the development and engineering requirements that were identified in the final stages of assembly and acceptance testing. Due to this delay and the costs associated with the additional development efforts, rework of in-process units and resulting inefficiencies, and a reduction in previously anticipated learning curve improvements, we increased our estimate of the completion costs and recorded an additional $53 million charge in the fourth quarter of 2006.

During 2007, the production process has continued to mature, and we have completed delivery of all the Lot 1 aircraft as well as the first Lot 2 aircraft. Our manufacturing performance during the year has been substantially consistent with our expectations. Prospectively, our costs are anticipated to increase primarily due to anticipated delays in receiving cabins from a supplier. Additionally, during the fourth quarter, we committed to higher pricing levels on an anticipated Lot 5 contract that will likely result in a loss once contract negotiations are finalized, primarily due to higher cabin supplier costs. Accordingly, in the fourth quarter of 2007, we recorded a net charge of $30 million to reflect the higher cost estimates for existing contract completion resulting from supplier delays, as well as the estimated loss resulting from our price commitment on the Lot 5 contract.

ARH Program — The ARH SDD contract is a cost plus incentive fee contract under which our eligibility for fees is reduced as total contract costs increase. In 2006, we continued our development activities as costs exceeded the original contract amount for this program and expensed $14 million in unreimbursed costs related to this effort. In the third quarter of 2007, we reached an agreement with our customer under which we recovered $18 million of launch-related costs previously written off. The amount included $11 million that had been charged to our U.S. Government business and $7 million that had been charged to our Commercial business through overheads. In December 2007, we agreed to expand the scope of the development contract efforts on a funded basis.

In the fourth quarter of 2006, we completed certain phases of the critical design review under the ARH SDD contract and determined the initial production configuration of the aircraft, including aircraft configuration changes required by the U.S. Government. Our cost estimates based on this configuration, which included anticipated transition to production costs, exceeded the fixed pricing contained in two options the U.S. Government had under this program for the first two LRIP lots. The option for the first LRIP lot expired in 2006, while the option for the second lot (for 18-36 aircraft) was set to expire in December 2007. At that time, we were in discussions with the U.S. Government related to the possible reinstatement of the first option, extension of the second option, delivery schedule, number of units to be exercised under the options and possible additional aircraft to be contracted, in addition to those under the options, at revised pricing. At the end of 2006, due to the uncertainty of this exposure and the ultimate outcome of our discussions with the U.S. Government, we did not believe that a loss was probable under the guidelines established by Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.”

In March 2007, we received correspondence from the U.S. Government that created uncertainty about whether it would proceed into the production phase of the ARH program. Accordingly, we provided for losses of $18 million in supplier obligations for long-lead component production incurred at our own risk to support anticipated ARH LRIP contract awards.

In the second quarter of 2007, the U.S. Army agreed to re-plan the ARH program, and we reached a non-binding memorandum of understanding (“MOU”) related to aircraft specifications, pricing methodology and delivery schedules for initial LRIP aircraft. We also agreed to conduct additional SDD activities on a funded basis. Based on the plan at that time and our related estimates of aircraft production costs, including costs related to risks associated with achieving learning curve and schedule assumptions, we expected to lose approximately $73 million on the production of the proposed initial LRIP aircraft. Accordingly, an additional charge of $55 million was taken in the second quarter of 2007 for estimated LRIP contract losses.

In December 2007, the U.S. Government’s remaining option related to production of aircraft under the original ARH program expired unexercised. We are continuing to restructure the program through negotiations with the U.S. Government, including reducing the number of units and modifying the pricing and delivery schedules previously reached under the MOU. Based on the current status of these negotiations and our contractual commitments with our vendors related to materials for the anticipated production units we have procured at our risk, we have revised our best estimate of the expected loss to $50 million, resulting in a $23 million reduction of previously established reserves. We expect that the initial LRIP contract awards will be finalized in mid-2008. Until the contract negotiations are finalized, including pricing, aircraft specifications and delivery schedules, losses related to future contract awards or additional recovery of our vendor obligations are uncertain.

Commercial Business

In 2007, profit increased $47 million, compared with 2006, primarily due to higher pricing of $94 million and lower engineering, research and development expense of $18 million, partially offset by inflation of $44 million and the net impact of an unfavorable product mix of $23 million. Lower overhead expense of $36 million, which included a $7 million recovery discussed above related to the ARH program, was offset by higher costs of $37 million as we streamlined our legacy commercial product line, resulting in certain vendor termination costs.

In 2006, profit decreased $94 million, compared with 2005, primarily due to unfavorable cost performance of $140 million and inflation of $28 million, partially offset by higher pricing of $46 million and the impact of increased volume and mix of $42 million.

The unfavorable cost performance reflected increased overhead costs of $55 million, the impact of the $30 million gain on the sale of our interest in the Model AB139 program in 2005, higher net research and development expense of $29 million, and the $13 million prior year impact of the resolution of uncertainties and receipt of cash related to a collaborative research and development agreement, partially offset by $18 million in additional reserves recorded by Lycoming in 2005 for a crankshaft retirement program and related service bulletins.

Cessna

(Dollars in millions)	2007	2006	2005
Revenues	$5,000	$4,156	$3,480
Segment profit	$865	$645	$457
Profit margin	17%	16%	13%
Backlog	$12,583	$8,467	$6,342

Demand in the business jet market continued to strengthen in 2007, which was reflected in a 49% increase in our backlog, in addition to a 26% increase in business jet deliveries. Over the past three years, Cessna has increased its annual production rate and has continued to focus on improving margins while investing in engineering, research and development in Cessna’s continual effort to bring new technology and products to market. Citation business jets are the largest component of Cessna’s revenues. We delivered 387, 307 and 252 Citation business jets in 2007, 2006 and 2005, respectively.

Cessna Revenues

In 2007, Cessna’s revenues increased $844 million, compared with 2006, due to higher volume of $631 million, primarily due to higher Citation business jet deliveries, and improved pricing of $212 million. In 2006, revenues increased $676 million, compared with 2005, due to higher volume of $493 million, primarily related to Citation business jets, and improved pricing of $183 million.

Cessna Segment Profit

In 2007, Cessna’s segment profit increased $220 million, compared with 2006, primarily due to improved pricing, along with the $139 million impact of higher volume and favorable warranty performance of $14 million, partially offset by inflation of $106 million and increased engineering and product development expense of $41 million. Favorable warranty performance included the $19 million impact of lower estimated warranty costs for aircraft sold in 2007 related to initial model launches as discussed below, partially offset by a lower benefit of $5 million from other favorable warranty performance (a $28 million benefit in 2007, compared with $33 million in 2006).

Segment profit increased $188 million at Cessna in 2006, compared with 2005, primarily due to improved pricing, the $102 million impact of higher volume and favorable warranty performance of $39 million, partially offset by inflation of $112 million and higher engineering and product development costs of $41 million. Favorable warranty performance included the $24 million impact of lower estimated warranty costs for aircraft sold in 2006 related to initial model launches as discussed below, as well as a $15 million incremental benefit from other favorable warranty performance in 2006 (a $33 million benefit in 2006, compared with $18 million in 2005).

During initial model launches, Cessna typically incurs higher warranty-related costs until the production process matures, at which point warranty costs generally moderate. For the Sovereign and CJ3 production lines, in the second half of 2006 management estimated that the production lines had reached this maturity level based on historical production and warranty patterns, resulting in lower estimated warranty costs than earlier production aircraft. Accordingly, Cessna has had favorable warranty performance in the past two years due to the lower point-of-sale warranty costs for Sovereign and CJ3 aircraft sold. Management expects improved performance on these models to continue in the foreseeable future.

Industrial

(Dollars in millions)	2007	2006	2005
Revenues	$3,435	$3,128	$3,054
Segment profit	$218	$163	$150
Profit	6%	5%	5%

The Industrial segment includes the businesses of Kautex, Fluid & Power, Greenlee, E-Z-GO and Jacobsen. During 2007, we experienced positive organic revenue growth, largely due to double-digit increases at Fluid & Power and Greenlee, including record sales at Fluid & Power. In the fourth quarter, Greenlee expanded its product offerings through its acquisition of Paladin Tools, and
E-Z-GO introduced its new energy-efficient RXV golf car.

Industrial Revenues

Revenues in the Industrial segment increased $307 million in 2007, compared with 2006, primarily due to higher volume of $148 million, favorable foreign exchange impact of $148 million and higher pricing of $46 million, partially offset by the 2006 divestiture of non-core product lines of $37 million.

Revenues in the Industrial segment increased $74 million in 2006, compared with 2005, primarily due to higher volume of $89 million, higher pricing of $46 million and a favorable foreign exchange impact of $10 million, partially offset by the divestiture of non-core product lines of $72 million.

Industrial Segment Profit

Segment profit in the Industrial segment increased $55 million in 2007, compared with 2006, mainly due to improved cost performance of $60 million, higher pricing of $46 million, the $20 million impact of higher volume and mix, and a $15 million gain on the sale of land, partially offset by inflation of $83 million. Improved cost performance was primarily attributable to cost reduction efforts at Kautex, while inflation largely reflects increases in material costs.

Segment profit in the Industrial segment increased $13 million in 2006, compared with 2005, mainly due to $54 million of improved cost performance, higher pricing of $46 million and the $24 million impact of higher net volume and mix, partially offset by $100 million of inflation and a $7 million impact from divestitures of non-core product lines.

Finance

(Dollars in millions)	2007	2006	2005
Revenues	$875	$798	$628
Segment profit	$222	$210	$171
Profit	25%	26%	27%

During 2007, our Finance segment’s managed finance receivables grew by 9% to $11 billion, while our portfolio quality statistics remained relatively stable. As a percentage of finance receivables, our 60+ day delinquency decreased to 0.43% at the end of 2007 from 0.77% at the end of 2006, while nonperforming assets as a percentage of finance assets increased to 1.34% from 1.28%, respectively. Managed finance receivables include finance receivables that are owned and reported on our balance sheet, along with securitized or sold finance receivables for which risks of ownership are retained to the extent of our subordinated interests. In 2008, we expect continued growth in our managed finance receivables at a moderate pace and continued stability in our portfolio quality statistics.

The disruption in the credit market during the second half of 2007 had minimal impact on our Finance segment’s ability to access the capital markets to refinance its maturing debt obligations and to fund growth in the finance receivable portfolio. However, this disruption in the credit markets did result in an increase in our borrowing costs. The increase in the spread between the London Interbank Offered Rate (“LIBOR”), the primary index against which our variable-rate debt is priced, and the Federal Funds rate had an $11 million negative impact on borrowing spreads. This negative impact was almost completely mitigated by the issuances of new lower cost debt.

Finance Revenues

Revenues in the Finance segment increased $77 million in 2007, compared with 2006. Our revenue growth is primarily attributed to the following factors:

• Higher average finance receivables of $722 million, primarily due to growth in the aviation and resort finance businesses, which resulted in additional revenues of $66 million;

• $21 million gain on the sale of a leveraged lease investment; and

• $20 million increase in securitization income, primarily related to a $588 million increase in the level of receivables sold into the distribution finance revolving securitization.

These increases were partially offset by the following decreases:

• $17 million decrease in portfolio yields related to competitive pricing pressures;

• $13 million in lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments; and

• $8 million reduction in leveraged lease earnings from the adoption of a new accounting standard.

Revenues in the Finance segment increased $170 million in 2006, compared with 2005. The increase was primarily due to a $103 million increase related to higher average finance receivables and a $90 million increase from the higher interest rate environment, partially offset by an $18 million decrease in other income, largely due to lower fees and securitization income. Average finance receivables increased $1.3 billion from levels in the corresponding period in 2005, primarily due to growth in the distribution, golf and aviation finance businesses.

Finance Segment Profit

Segment profit in the Finance segment increased $12 million in 2007, compared with 2006, primarily due to a $30 million increase in net interest margin, partially offset by an $11 million increase in selling and administrative expenses, largely attributable to finance receivable portfolio growth and a $7 million increase in provision for loan losses, reflecting an increase in nonperforming assets and net charge-offs in the distribution finance portfolio. Net interest margin increased due to a number of factors, including the following:

• An increase of $56 million in securitization and other fee income as described above, and

• An increase of $30 million related to growth in average finance receivables;

• Partially offset by a $17 million decrease in portfolio yields related to competitive pricing pressures;

• Lower leveraged lease earnings of $13 million due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments;

• Higher borrowing costs of $11 million relative to the Federal Funds rate;

• A reduction in leveraged lease earnings of $8 million from the adoption of a new accounting standard; and

• Lower leveraged lease earnings of $7 million due to a gain in 2006 on the sale of an option related to a leveraged lease asset.

Segment profit in the Finance segment increased $39 million in 2006, compared with 2005, due to an increase in net interest margin. The growth in average finance receivables generated $54 million of higher net margin, which was partially offset by an $18 million decrease in other income.

Finance Portfolio Quality

The following table presents information about the Finance segment’s portfolio quality:

(millions, except for ratios)	2007	2006	2005
Finance receivables	$8,603	$8,310	$6,763
Allowance for losses on finance receivables	$89	$93	$96
Nonperforming assets	$123	$113	$111
Provision for loan losses	$33	$26	$29
Net charge-offs	$37	$29	$32
Ratio of nonperforming assets to total finance assets	1.34%	1.28%	1.53%
Ratio of allowance for losses on receivables to nonaccrual finance receivables	111.7%	123.1%	108%
60+ days contractual delinquency as a percentage of finance receivables	0.43%	0.77%	0.79%

The Finance segment’s portfolio quality continues to be strong as indicated by low rates of delinquency and nonperforming assets. Net charge-offs as a percentage of average finance receivables also remain stable and relatively low at 0.45% during 2007 as compared with 0.38% and 0.51% during 2006 and 2005, respectively.

Nonperforming assets by business, and as a percentage of the owned finance assets for each business, are as follows:

(Dollars in millions)	2007		2006		2005
Asset-based lending	$23	2.31%	$16	1.81%	$6	0.81%
Distribution finance	23	1.20%	7	0.28%	2	0.11%
Golf finance	21	1.24%	29	1.89%	13	0.99%
Aviation finance	20	0.89%	12	0.70%	14	1.07%
Resort finance	9	0.57%	16	1.22%	31	2.67%
Liquidating portfolios	27	24.73%	33	19.74%	45	13.64%
Total nonperforming assets	$123	1.34%	$113	1.28%	$111	1.53%

Nonperforming assets include nonaccrual finance receivables and repossessed assets that are not guaranteed by our Manufacturing group. We believe that nonperforming assets generally will be in the range of 1% to 4% of finance assets, depending on economic conditions.

In 2007, the increases in nonperforming assets as a percentage of owned finance assets for asset-based lending and distribution finance, compared with 2006, relate to weakening U.S. economic conditions, which began to have a negative impact on borrowers in certain industries.

In 2006, the $16 million increase in golf finance was primarily the result of two delinquent golf course mortgage loans whose operations were affected by the prolonged effects of Hurricane Katrina, while the $10 million increase in asset-based lending is the result of two loans in unrelated industries.

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

We assess liquidity for our Manufacturing group in terms of our ability to provide adequate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. We also have liquidity available to us via committed bank lines of credit and the commercial paper market, as well as access to the public capital markets that provide us with long-term capital at satisfactory terms.

For 2008, we expect future significant uses of cash for our Manufacturing group to include investments in businesses and new product development, capital expenditures, repurchases of common stock, dividends to shareholders and debt retirement. For 2008, we expect capital expenditures of about $550 million and stock repurchases in the range of 3 million to 4 million shares. We expect to fund both of these future uses of cash with cash generated by operating activities.

Our Finance group mitigates liquidity risk (i.e., the risk that we will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital. We use a variety of financial resources to meet these capital needs. Cash for the Finance group is provided from finance receivable collections, sales and securitizations, as well as the issuance of commercial paper and term debt in the public and private markets. This diversity of capital resources enhances its funding flexibility, limits dependence on any one source of funds, and results in cost-effective funding. The Finance group also can borrow from the Manufacturing group when the availability of such borrowings creates an economic advantage to Textron in comparison with borrowings from other sources. In making particular funding decisions, management considers market conditions, prevailing interest rates and credit spreads, and the maturity profile of its assets and liabilities.

On July 18, 2007, our Board of Directors approved a two-for-one split of our common stock to be effected in the form of a 100% stock dividend. The additional shares resulting from the stock split were distributed on August 24, 2007 to shareholders of record on August 3, 2007. Also, on July 18, 2007, our Board of Directors approved a 19% increase in our annualized common stock dividend rate from $0.775 per share to $0.92 per share and authorized the repurchase of up to 24 million shares of our common stock. The rate at which we expect to repurchase shares under this authorization will depend on various factors, including prevailing share price and alternate uses of cash.

Manufacturing Group Cash Flows of Continuing Operations

(In millions)	2007	2006	2005
Operating activities	$1,186	$1,119	$894
Investing activities	(1,474)	(742)	(362)
Financing activities	(77)	(1,072)	(403)

Operating cash flows have increased over the past three years, primarily due to earnings growth. Changes in our working capital components resulted in a $50 million use of cash in 2007, a $206 million source of cash in 2006 and a $21 million use of cash in 2005. A significant use of operating cash is related to increased production and inventory build-up primarily to support increasing sales at Bell and Cessna. Cash used for inventories totaled $473 million, $379 million and $181 million in 2007, 2006 and 2005, respectively. Partially offsetting the use of cash for inventories, and also related to increasing sales, were customer deposits within accrued liabilities, which provided a significant source of operating cash. Net cash received from customers on deposit totaled $297 million, $141 million and $(28) million in 2007, 2006 and 2005, respectively.

Investing cash flows have largely been driven by cash outflows for acquisitions that totaled $1.1 billion in 2007, largely due to the acquisition of AAI, and $338 million in 2006, primarily due to Overwatch Systems. Other significant investing cash outflows include capital expenditures of $391 million in 2007, $419 million in 2006 and $356 million in 2005.

We used $995 million less cash for financing activities in 2007, compared with 2006. The decrease is due principally to the issuance of $350 million in 10-year notes in 2007, the paydown of $242 million of short-term debt in 2006 and a $457 million decrease in 2007 in purchases of our common stock from 2006. In 2007, 2006 and 2005, we repurchased approximately 6 million, 17 million and 16 million shares of common stock, respectively, under Board-authorized share repurchase programs.

Dividend payments to shareholders totaled $154 million, $244 million and $189 million in 2007, 2006 and 2005, respectively. The timing of our quarterly dividend payments resulted in three payments in 2007, five payments in 2006 and four payments in 2005.

Finance Group Cash Flows of Continuing Operations

(In millions)	2007	2006	2005
Operating activities	$262	$338	$247
Investing activities	(281)	(1,680)	(950)
Financing activities	29	1,391	587

Cash used for investing activities decreased in 2007, compared with 2006, largely due to a $774 million decrease in finance receivable originations, net of collections, a $481 million increase in proceeds from receivable sales and securitizations, and the $164 million impact in 2006 of cash used for an acquisition. Proceeds from receivable sales increased primarily due to the sale of $588 million of receivables into the distribution finance revolving securitization in the first quarter of 2007. In 2006, more cash was used for investing activities resulting in higher net cash outflows for originations of $655 million, primarily due to increased growth in the finance receivable portfolio, partially offset by higher proceeds from receivable sales of $130 million.

The decrease in financing cash inflows in 2007 primarily reflects a reduction in borrowings due to lower managed receivable growth in comparison with 2006. In addition, during 2007, we used the proceeds from the sale of receivables, including securitizations to fund asset growth, instead of additional borrowings. In 2006, more cash was obtained from financing activities, principally due to an increase in debt outstanding to fund asset growth.

Consolidated Cash Flows of Continuing Operations

(In millions)	2007	2006	2005
Operating activities	$1,027	$1,017	$952
Investing activities	(1,469)	(2,062)	(1,223)
Financing activities	87	399	284

Operating cash flows have increased over the past three years, primarily due to earnings growth. Other sources and uses of cash from operating activities are primarily related to our Manufacturing group and are discussed in more detail within the “Manufacturing Group Cash Flows of Continuing Operations” section above.

Cash used for investing activities decreased in 2007, compared with 2006, largely due to a $786 million decrease in finance receivable originations, net of collections (excluding $12 million from captive financing activities) and a $424 million increase in proceeds from receivable sales and securitizations collections (excluding $57 million from captive financing activities). These decreases were partially offset by $590 million in higher cash outflows for acquisitions. In 2007, we acquired four businesses, including AAI, for a total outflow of $1.1 billion, while in 2006, we acquired three businesses for $502 million, including the Overwatch Systems and Electrolux Financial Corporation acquisitions.

We received less cash from financing activities in 2007, primarily due to a reduction in borrowings, largely a result of lower managed receivable growth in comparison with 2006. In addition, during 2007, we used the proceeds from the sale of receivables, including securitizations to fund asset growth, instead of additional borrowings. The decrease in cash borrowed by the Finance group in 2007 from 2006 was partially offset by proceeds from the issuance of $350 million in 10-year notes by the Manufacturing group in 2007, a $457 million decrease in the purchases of our common stock and $90 million in lower dividend payments due to timing.

Captive Financing

Through our Finance group, we provide diversified commercial financing to third parties. In addition, this group finances retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group, otherwise known as captive financing. In the Consolidated Statements of Cash Flows, cash received from customers or from securitizations is reflected as operating activities when received from third parties. However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group. For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s Statement of Cash Flows. Meanwhile, in the Manufacturing group’s Statement of Cash Flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow. Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing. These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated from the Consolidated Statements of Cash Flows.

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

(In millions)	2007	2006	2005
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(1,160)	$(1,015)	$(824)
Cash received from customers, sale of receivables and securitizations	881	691	724
Other	(7)	(36)	11
Total reclassifications from investing activities	(286)	(360)	(89)
Dividends paid by Finance group to Manufacturing group	(135)	(80)	(100)
Total reclassifications and adjustments	$(421)	$(440)	$(189)

Consolidated Discontinued Operations Cash Flows

(In millions)	2007	2006	2005
Operating activities	$22	$(48)	$84
Investing activities	63	653	28
Financing activities	—	2	(1)

Discontinued operations cash flows in 2007 are primarily related to the realization of cash tax benefits. In 2006, cash inflows from investing activities are primarily due to net cash proceeds of $636 million for the sale of the Fastening Systems business. See Note 2 to the Consolidated Financial Statements for details concerning this sale.

Capital Resources

The debt (net of cash)-to-capital ratio for our Manufacturing group as of December 29, 2007 was 32%, compared with 29% at December 30, 2006, and the gross debt-to-capital ratio as of December 29, 2007 was 38%, compared with 40% at December 30, 2006.

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

	Fitch	Moody’s	Standard & Poor’s
Long-term ratings:
Manufacturing	A-	A3	A-
Finance	A-	A3	A-
Short-term ratings:
Manufacturing	F2	P2	A2
Finance	F2	P2	A2
Outlook	Positive	Stable	Stable

Under separate shelf registration statements filed with the Securities and Exchange Commission, we may issue public debt and other securities in one or more offerings up to a total maximum offering of $2.0 billion, and the Finance group may issue an unlimited amount of public debt securities. In the fourth quarter of 2007, we issued $350 million in 10-year notes under our registration statement. At December 29, 2007, we had $1.2 billion available under our registration statement. During 2007, the Finance group issued $1.4 billion of term debt and CAD 220 million of term debt under its registration statement. In addition, the Finance group issued $300 million of 6% Fixed-to-Floating Rate Junior Subordinated Notes, which mature in 2067. The Finance group has the right to redeem the notes at par beginning in 2017 and is obligated to redeem the notes beginning in 2042.

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit was drawn at December 29, 2007 or December 30, 2006.

Our primary committed credit facilities at December 29, 2007 include the following:

				Amount Not
				Reserved as
				Support for
		Commercial	Letters of	Commercial
	Facility	Paper	Credit	Paper and
(In millions)	Amount	Outstanding	Outstanding	Letters of Credit
Manufacturing group - multi-year facility expiring in 2012*	$1,250	$—	$22	$1,228
Finance group - multi-year facility expiring in 2012	1,750	1,447	13	290

* The Finance group is permitted to borrow under this multi-year facility.

In connection with the acquisition of AAI, we entered into an interim $750 million credit facility that was subsequently terminated in January 2008.

Under a support agreement, Textron Inc. is required to maintain 100% ownership of Textron Financial Corporation. The agreement also requires Textron Inc. to ensure that Textron Financial Corporation maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million.

Contractual Obligations

Manufacturing Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of December 29, 2007, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
	Less than					More than
(In millions)	1 Year	2 Years	3 Years	4 Years	5 Years	5 Years	Total
Liabilities reflected in balance sheet:
Long-term debt*	$350	$—	$251	$16	$300	$1,068	$1,985
Capital lease obligations*	5	5	6	6	6	135	163
Pension benefits for unfunded plans	15	16	15	17	18	195	276
Postretirement benefits other than pensions	76	74	70	66	61	489	836
Other long-term liabilities	139	85	53	48	37	295	657
Liabilities not reflected in balance sheet:
Operating leases	60	52	43	32	27	171	385
Purchase obligations	2,499	593	228	45	13	23	3,401
Total Manufacturing group	$3,144	$825	$666	$230	$462	$2,376	$7,703

* Amounts exclude interest payments.

We maintain defined benefit pension plans and postretirement benefit plans other than pensions as discussed in Note 12 to the Consolidated Financial Statements. Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. We also expect to make contributions to our funded pension plans in the range of approximately $53 million to $73 million per year over the next five years, which are not reflected in the above table.

Other long-term liabilities included in the table consist primarily of undiscounted amounts on the Consolidated Balance Sheet as of December 29, 2007 representing obligations under deferred compensation arrangements and estimated environmental remediation costs. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals. The timing of cash flows associated with environmental remediation costs is largely based on historical experience. Other long-term liabilities, such as deferred taxes and unrecognized tax benefits, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments.

Operating leases represent undiscounted obligations under noncancelable leases. Purchase obligations represent undiscounted obligations for which we are committed to purchase goods and services as of December 29, 2007. The ultimate liability for these obligations may be reduced based upon termination provisions included in certain purchase contracts, the costs incurred to date by vendors under these contracts or by recourse under firm contracts with the U.S. Government under normal termination clauses.

In January 2005, we contracted with a third-party service provider for the oversight of our information technology infrastructure, including maintenance, operational oversight and purchases of hardware (the “IT Contract”). The IT Contract covers a 10-year period and is subject to variable pricing and quantity provisions for both purchases of computer hardware and system design modifications. We have retained the right to approve significant design, equipment purchase and related decisions by the service provider. We can terminate the IT Contract for convenience prior to its full term and would consequently be subject to variable termination fees that decline over time and do not exceed $46 million at December 29, 2007.

Finance Group

The following table summarizes our Finance group’s known contractual obligations, as defined by reporting regulations. Due to the nature of finance companies, we also have contractual cash receipts that will be received in the future. We generally borrow funds at various contractual maturities to match the maturities of our finance receivables. The contractual payments and receipts as of December 29, 2007 are detailed below:

	Payments/Receipts Due by Period
(In millions)	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years	Total
Contractual payments:
Commercial paper and other short-term debt	$1,461	$—	$—	$—	$—	$—	$1,461
Term debt	1,259	1,551	1,913	592	42	477	5,834
Loan commitments	49	2	—	3	—	—	54
Operating leases	6	5	4	4	1	2	22
Total contractual payments	2,775	1,558	1,917	599	43	479	7,371
Cash and receipts:
Finance receivables	3,362	1,484	669	645	686	1,757	8,603
Operating leases	28	23	22	19	15	30	137
Total receipts	3,390	1,507	691	664	701	1,787	8,740
Cash	60	—	—	—	—	—	60
Total cash and receipts	3,450	1,507	691	664	701	1,787	8,800
Net cash and receipts (payments)	$675	$(51)	$(1,226)	$65	$658	$1,308	$1,429
Cumulative net cash and receipts	$675	$624	$(602)	$(537)	$121	$1,429

Finance receivable receipts related to finance leases and term loans are based on contractual cash flows, while receipts related to revolving loans are based on historical cash flow experience. These amounts could differ due to prepayments, charge-offs and other factors. Receipts and contractual payments exclude finance charges from receivables, debt interest payments, proceeds from sale of operating lease equipment and other items.

As shown in the preceding table, our cash and receipts are expected to be sufficient to cover maturing debt and other contractual liabilities for the next two years. At December 29, 2007, our Finance group had $2.7 billion in debt and $406 million in other liabilities that are payable within the next 12 months.

At December 29, 2007, our Finance group had unused commitments to fund new and existing customers under $1.6 billion of committed revolving lines of credit, compared with $1.3 billion at December 30, 2006. These loan commitments generally have an original duration of less than three years and do not necessarily represent future cash requirements since many of the agreements will not be used to the extent committed or will expire unused. We are not exposed to interest rate changes on these commitments since the interest rates are not set until the loans are funded.

Off-Balance Sheet Arrangements

Performance Guarantee

In 2004, through our Bell Helicopter business, we formed AgustaWestlandBell LLC (“AWB LLC”) with AgustaWestland North America Inc. (“AWNA”). This venture was created for the joint design, development, manufacture, sale, customer training and product support of the VH-71 helicopter, and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government. In March 2005, AWB LLC received a $1.2 billion cost reimbursement-type subcontract from Lockheed Martin for the System Development and Demonstration phase of the U.S. Marine Corps Helicopter Squadron Program. We guaranteed to Lockheed Martin the due and prompt performance by AWB LLC of all its obligations under this subcontract, provided that our liability under the guaranty shall not exceed 49% of AWB LLC’s aggregate liability to Lockheed Martin under the subcontract. AgustaWestland N.V., AWNA’s parent company, has guaranteed the remaining 51% to Lockheed Martin. We have entered into cross-indemnification agreements with AgustaWestland N.V. in which each party indemnifies the other related to any payments required under these agreements that result from the indemnifying party’s workshare under any subcontracts received. AWB LLC’s maximum obligation is 50% of the total contract value, which equates to $613 million, for a maximum amount of our liability under the guarantee of $300 million at December 29, 2007 through completion.

Finance Receivable Sales and Securitizations

Our Finance group sells finance receivables utilizing both whole-loan sales and securitizations, primarily utilizing asset-backed securitization structures. As a result of these transactions, finance receivables are removed from the balance sheet, and the proceeds received are used to reduce the recorded debt levels. Despite the reduction in the recorded balance sheet position, we generally retain a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. These retained interests are more fully discussed in the “Securitizations” section of Note 5 to the Consolidated Financial Statements. We utilize these off-balance sheet financing arrangements to further diversify funding alternatives. These arrangements provided net proceeds of $731 million, $50 million and $361 million in 2007, 2006 and 2005, respectively, and net pre-tax gains of $62 million, $42 million and $49 million, respectively. Proceeds from securitizations include amounts received related to incremental increases in the level of distribution finance receivables sold into a revolving conduit and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration receivables.

As of December 29, 2007, our Finance group had two significant off-balance sheet financing arrangements: the distribution finance revolving securitization trust and the aviation finance securitization trust. The distribution finance revolving securitization trust is a master trust that purchases inventory finance receivables from the Finance group and issues asset-backed notes to investors. The distribution finance revolving securitization trust had $2.0 billion of one-month LIBOR-based variable-rate asset-backed notes outstanding as of December 29, 2007. These notes each have a three-year term and mature in May 2008, 2009 and 2010. The aviation finance securitization trust purchases finance leases and installment contracts secured by general aviation aircraft. This trust is funded through a commercial paper conduit commitment of a $600 million revolving credit facility which expires in December 2008. As of December 31, 2007, the aviation securitization trust had $433 million outstanding under its facility. The amount of pre-tax gains recorded upon the ongoing sale of receivables in these arrangements and the value of our subordinated interest are impacted by the pricing of the investor notes issued by the distribution finance securitization trust and the interest rate obtained by the commercial paper conduit which funds the aviation finance securitization trust. The trusts have not experienced any material disruption to their funding; however, the commercial paper conduit, which provides funding to the aviation finance securitization trust, did experience an increase in borrowing spreads in 2007.

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

For homogeneous loan pools, we examine current delinquencies, characteristics of the existing accounts, historical loss experience, underlying collateral value, and general economic conditions and trends. We estimate losses will range from 0.3% to 6.0% of finance receivables depending on the specific homogeneous loan pool. For larger balance commercial loans, we also consider borrower specific information, industry trends and estimated discounted cash flows. Our process involves the use of estimates and a high degree of management judgment. While we believe that our consideration of the factors and assumptions referred to above results in an accurate evaluation of existing losses in the portfolio based on prior trends and experience, changes in the assumptions or trends within reasonable historical volatility may have a material impact on our allowance for losses. The allowance for losses on finance receivables currently represents 1.03% of total finance receivables. During the last five years, net charge-offs as a percentage of average finance receivables have ranged from 0.38% to 2.08%.

Long-Term Contracts

We make a substantial portion of our sales to government customers pursuant to long-term contracts. These contracts require development and delivery of products over multiple years and may contain fixed-price purchase options for additional products. We account for these long-term contracts under the percentage-of-completion method of accounting.

Under the percentage-of-completion method, we estimate profit as the difference between total estimated revenue and cost of a contract. We then recognize that estimated profit over the contract term based on either the costs incurred (under the cost-to-cost method, which typically is used for development effort) or the units delivered (under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances. The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion and, in some cases, includes estimates of recoveries asserted against the customer for changes in specifications. Due to the size, length of time and nature of many of our contracts, the estimation of total contract costs and revenue through completion is complicated and subject to many variables relative to the outcome of future events over a period of several years. We are required to make numerous assumptions and estimates relating to items such as expected engineering requirements, complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, manufacturing efficiencies and the achievement of contract milestones, including product deliveries.

Our cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals. We update our projections of costs at least semiannually or when circumstances significantly change. Adjustments to projected costs are recognized in earnings when determinable. Anticipated losses on contracts are recognized in full in the period in which the losses become probable and estimable. Due to the significance of judgment in the estimation process described above, it is likely that materially different revenues and/or cost of sales amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Our earnings could be reduced by a material amount resulting in a charge to earnings if (a) total estimated contract costs are significantly higher than expected due to changes in customer specifications prior to contract amendment, (b) total estimated contract costs are significantly higher than previously estimated due to cost overruns or inflation, (c) there is a change in engineering efforts required during the development stage of the contract or (d) we are unable to meet contract milestones.

Goodwill

We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. We completed our annual impairment test in the fourth quarter of 2007 using the estimates from our long-term strategic plans. No adjustment was required to the carrying value of our goodwill based on the analysis performed.

Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology using assumptions consistent with market participants. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost reductions. If different assumptions were used in these forecasts, the related undiscounted cash flows used in measuring impairment could be different, potentially resulting in an impairment charge. The impact of reducing our fair value estimates by 10% would have no impact on our goodwill assessment, with the exception of our Fluid Handling Products (“FHP”) and Golf & Turfcare (“G&T”) components. Assuming a 10% reduction in our fair value estimates, the carrying value of these components may approximate or exceed fair value.

Our operating plans and projections anticipate continued investments in capital expenditures at our FHP component to capture additional business in the oil and gas markets. During 2007, FHP achieved revenue growth of 20% and operating profit growth of approximately 25%. We anticipate continued sales growth over the five-year planning period as well as operating margin improvements. Should the revenue growth rates and operating margins over the planning period approximate historical levels, the estimated fair value would be reduced by up to approximately $50 million and may result in the carrying value of the component exceeding its estimated fair value, potentially resulting in an impairment charge. At December 29, 2007, the goodwill allocated to this component totaled approximately $216 million.

Our operating plans and projections for our G&T component anticipate operating margin improvements over the five-year planning period resulting in high single-digit margins and assume annual revenue growth of approximately 4%. A 100-basis-point decline in our operating margin assumptions would reduce the estimated fair value by up to approximately $35 million and may result in the carrying value of the component exceeding its estimated fair value, potentially resulting in an impairment charge. At December 29, 2007, the goodwill allocated to this component totaled approximately $141 million.

Retirement Benefits

We maintain various pension and postretirement plans for our employees globally. These plans include significant pension and postretirement benefit obligations, which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and healthcare cost projections. We also make assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases. We evaluate and update these assumptions annually.

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. For 2007, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 8.53%, compared with 8.54% in 2006. In 2007 and 2006, the assumed rate of return for our qualified domestic plans, which represent approximately 88% of our total pension assets, was 8.74% and 8.75%, respectively. A 50-basis-point decrease in this long-term rate of return would result in a $22 million annual increase in pension expense for our qualified domestic plans.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and increases pension expense. In 2007, the weighted-average discount rate used in calculating pension expense was 5.59%, compared with 5.55% in 2006. For our qualified domestic plans, the assumed discount rate was 5.66% in 2007, compared with 5.65% for 2006. A 50-basis-point decrease in this discount rate would result in a $34 million annual increase in pension expense for our qualified domestic plans.

The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2007 medical and prescription drug healthcare cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits. The 2007 medical rate of 8% is assumed to decrease to 5% by 2015 and then remain at that level. The 2007 prescription drug rate of 12% is assumed to decrease to 5% by 2015 and then remain at that level. See Note 12 to the Consolidated Financial Statements for the impact of a one-percentage-point change in the cost trend rate.

Warranty Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years. A significant portion of these liabilities arises from our commercial aircraft businesses. We also may incur costs related to product recalls.

We estimate the costs that may be incurred under warranty programs and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect this liability include the number of products sold, historical costs per claim, contractual recoveries from vendors, and historical and anticipated rates of warranty claims, including production and warranty patterns for new models. During our initial aircraft model launches, we typically incur higher warranty-related costs until the production process matures, at which point warranty costs moderate.

We assess the adequacy of our recorded warranty and product maintenance liabilities periodically and adjust the amounts as necessary. Adjustments are made to accruals as claim data and actual experience warrant. Should future warranty experience differ materially from our historical experience, we may be required to record additional warranty liabilities, which could have a material adverse effect on our results of operations and cash flows in the period in which these additional liabilities are required.

Securitized Transactions

Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. We may retain an interest in the assets sold in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. At the time of sale, a gain or loss is recorded based on the difference between the proceeds received and the allocated carrying value of the finance receivables sold. The allocated carrying value is determined based on the relative fair values of the finance receivables sold and the interests retained. As such, the fair value estimate of the retained interests has a direct impact on the gain or loss recorded. We estimate fair value based on the present value of future cash flows expected under management’s best estimates of key assumptions – credit losses, prepayment speeds and discount rates commensurate with the risks involved. Retained interests are recorded at fair value as a component of other assets in the Consolidated Balance Sheets.

We review the fair values of the retained interests quarterly using updated assumptions and compare such amounts with the carrying value of the retained interests. When the carrying value exceeds the fair value of the retained interests, we determine whether the decline in fair value is other than temporary. When we determine the value of the decline is other than temporary, we write down the retained interests to fair value with a corresponding charge to income. When a change in fair value of the retained interests is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses. A hypothetical adverse change of 10% and 20% to the expected credit losses, residual cash flows discount rates or prepayment rate assumptions would not have a material impact on the current value of the residual cash flows associated with the retained interests. Hypothetical sensitivities should be used with caution, as the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, a change in one factor may magnify or counteract the sensitivities losses. For example, increases in interest rates may result in lower prepayments and increased credit losses.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates that we expect to be in effect for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not that we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate.

In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risks

Our financial results are affected by changes in U.S. and foreign interest rates. As part of managing this risk, we enter into interest rate exchange agreements to convert certain floating-rate debt to fixed-rate debt and vice versa. The overall objective of our interest rate risk management is to achieve a prudent balance between floating- and fixed-rate debt. We continually monitor our mix of floating- and fixed-rate debt and adjust the mix, as necessary, based on our evaluation of internal and external factors. The difference between the rates our Manufacturing group received and the rates it paid on interest rate exchange agreements did not significantly impact interest expense in 2007, 2006 or 2005.

Our Finance group limits its risk to changes in interest rates with its strategy of matching floating-rate assets with floating-rate liabilities. This strategy includes the use of interest rate exchange agreements. At December 29, 2007, floating-rate liabilities in excess of floating-rate assets were $51 million, net of $2.3 billion of interest rate exchange agreements, which effectively converted fixed-rate debt to a floating-rate equivalent. Interest rate exchange agreements designated as hedges of debt had the net effect of increasing interest expense for our Finance group by $25 million in 2007 and $27 million in 2006, and decreasing interest expense by $11 million in 2005.

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For 2007, the impact of foreign exchange rate changes from 2006 increased revenues by approximately $148 million (1.3%) and increased segment profit by approximately $12 million (0.9%).

For our manufacturing operations, we manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency so that certain exposures are naturally offset. We primarily use borrowings denominated in euro and British pound sterling for these purposes.

In managing its foreign currency transaction exposures, we also enter into foreign currency forward exchange and option contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign exchange contracts and foreign currency options was approximately $1.2 billion at the end of 2007 and $765 million at the end of 2006.

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

Presented below is a sensitivity analysis of the fair value of financial instruments outstanding at year-end. We estimate the fair value of the financial instruments using discounted cash flow analysis and indicative market pricing as reported by leading financial news and data providers. This sensitivity analysis is most likely not indicative of actual results in the future. The following table illustrates the sensitivity to a hypothetical change in the fair value of the financial instruments assuming a 10% decrease in interest rates, a 10% strengthening in exchange rates against the U.S. dollar and a 10% decrease in the quoted market price of the marketable equity security.

	2007			2006
			Sensitivity of			Sensitivity of
			Fair Value			Fair Value
	Carrying	Fair	to a 10%	Carrying	Fair	to a 10%
(In millions)	Value*	Value*	Change	Value*	Value*	Change
Interest rate risk
Manufacturing group:
Debt	$(2,148)	$(2,170)	$(37)	$(1,800)	$(1,833)	$(36)
Interest rate exchanges	—	—	—	(8)	(8)	2
Finance group:
Finance receivables	7,364	7,378	33	7,019	6,982	27
Debt	(7,311)	(7,288)	(80)	(6,862)	(6,868)	(82)
Interest rate exchanges – debt	19	19	18	(52)	(52)	31
Foreign exchange rate risk
Manufacturing group:
Debt	(778)	(776)	(78)	(741)	(756)	(76)
Foreign currency exchange contracts	52	52	76	12	12	58
Equity price risk
Manufacturing group:
Marketable security price forward contracts	62	62	(18)	24	24	(14)

* The value represents an asset or (liability).

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and the related reports of our independent registered public accounting firm thereon are included in this Annual Report on Form 10-K on the pages indicated below.

Page
Report of Management	35

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	36

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule	37

Consolidated Statements of Operations for each of the years in the three-year period ended December 29, 2007	38

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	39

Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 29, 2007	40

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 29, 2007	41

Notes to the Consolidated Financial Statements	43

Supplementary Information:

Quarterly Data for 2007 and 2006 (Unaudited)	76

Schedule II – Valuation and Qualifying Accounts	77

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

Report of Management

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s best estimates and judgments. Management also is responsible for establishing and maintaining adequate internal control over financial reporting for Textron Inc. as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of December 29, 2007, as stated in its reports, which are included herein.

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

The Audit Committee of our Board of Directors, on behalf of the shareholders, oversees management’s financial reporting responsibilities. The Audit Committee consists of four directors who are not officers or employees of Textron and meets regularly with the independent auditors, management and our internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the independent auditors and the internal auditors have free and full access to senior management and the Audit Committee.

Lewis B. Campbell	Ted R. French
Chairman, President and Chief	Executive Vice President and
Executive Officer	Chief Financial Officer
February 13, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Textron Inc.

We have audited Textron Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Textron Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 29, 2007 of Textron Inc. and our report dated February 13, 2008 expressed an unqualified opinion thereon.

Boston, Massachusetts

February 13, 2008

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule.

To the Board of Directors and Shareholders of Textron Inc.

We have audited the accompanying Consolidated Balance Sheets of Textron Inc. as of December 29, 2007 and December 30, 2006, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule contained on page 77. These financial statements and schedule are the responsibility of Textron Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Inc. at December 29, 2007 and December 30, 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2008 expressed an unqualified opinion thereon.

As discussed in Note 5 to the Consolidated Financial Statements, in 2007 Textron Inc. adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction,” as discussed in Note 13 to the Consolidated Financial Statements, in 2007 Textron Inc. adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” and as discussed in Note 1 to the Consolidated Financial Statements, in 2006 Textron Inc. adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statement Nos. 87, 88, 106, and 132(R).”

Boston, Massachusetts

February 13, 2008

Consolidated Statements of Operations

For each of the years in the three-year period ended December 29, 2007

(In millions, except per share data)	2007	2006	2005
Revenues
Manufacturing	$12,350	$10,692	$9,415
Finance	875	798	628
Total revenues	13,225	11,490	10,043
Costs, expenses and other
Cost of sales	9,716	8,528	7,464
Selling and administrative	1,692	1,523	1,403
Interest expense, net	484	438	290
Provision for losses on finance receivables	33	26	29
Special charges	—	—	118
Total costs, expenses and other	11,925	10,515	9,304
Income from continuing operations before income taxes	1,300	975	739
Income taxes	(385)	(269)	(223)
Income from continuing operations	915	706	516
Income (loss) from discontinued operations, net of income taxes	2	(105)	(313)
Net income	$917	$601	$203
Basic earnings (loss) per share
Continuing operations	$3.66	$2.76	$1.93
Discontinued operations	0.01	(0.41)	(1.17)
Basic earnings per share	$3.67	$2.35	$0.76
Diluted earnings (loss) per share
Continuing operations	$3.59	$2.71	$1.89
Discontinued operations	0.01	(0.40)	(1.15)
Diluted earnings per share	$3.60	$2.31	$0.74

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

As of December 29, 2007 and December 30, 2006

(Dollars in millions, except share data)	2007	2006
Assets
Manufacturing group
Cash and cash equivalents	$471	$733
Accounts receivable, net	1,083	964
Inventories	2,724	2,069
Other current assets	560	448
Assets of discontinued operations	8	73
Total current assets	4,846	4,287
Property, plant and equipment, net	1,999	1,773
Goodwill	2,132	1,257
Other assets	1,596	1,233
Total Manufacturing group assets	10,573	8,550
Finance group
Cash	60	47
Finance receivables, net	8,514	8,217
Goodwill	169	169
Other assets	640	567
Total Finance group assets	9,383	9,000
Total assets	$19,956	$17,550
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$355	$80
Accounts payable	927	814
Accrued liabilities	2,706	1,958
Liabilities of discontinued operations	134	142
Total current liabilities	4,122	2,994
Other liabilities	2,289	2,329
Long-term debt	1,793	1,720
Total Manufacturing group liabilities	8,204	7,043
Finance group
Other liabilities	462	499
Deferred income taxes	472	497
Debt	7,311	6,862
Total Finance group liabilities	8,245	7,858
Total liabilities	16,449	14,901
Shareholders’ equity
Capital stock:
Preferred stock:
$2.08 Cumulative Convertible Preferred Stock, Series A	2	4
$1.40 Convertible Preferred Dividend Stock, Series B	—	6
Common stock (251.9 million and 418.0 million shares issued and 250.1 million and 251.2 million shares outstanding)	32	26
Capital surplus	1,193	1,786
Retained earnings	2,766	6,211
Accumulated other comprehensive loss	(400)	(644)
	3,593	7,389
Less cost of treasury shares	86	4,740
Total shareholders’ equity	3,507	2,649
Total liabilities and shareholders’ equity	$19,956	$17,550

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	$2.08 Preferred Stock	$1.40 Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumu-lated Other Compre-hensive Loss	Total Share-holders’ Equity
Balance at January 1, 2005	$4	$6	$25	$1,369	$5,792	$(3,447)	$(97)	$3,652
Net income					203			203
Currency translation adjustment, net of income taxes of $8							(17)	(17)
Deferred gains on hedge contracts, net of income taxes of $3							2	2
Minimum pension adjustment, net of income taxes of $1							34	34
Comprehensive income								222
Dividends declared ($0.70 per share)					(187)			(187)
Conversion of preferred stock to common stock				1				1
Exercise of stock options and stock-based compensation			1	163				164
Purchases of common stock						(606)		(606)
Issuance of common stock						30		30
Balance at December 31, 2005	$4	$6	$26	$1,533	$5,808	$(4,023)	$(78)	$3,276
Net income					601			601
Currency translation adjustment, net of income tax benefit of $28							45	45
Deferred losses on hedge contracts, net of income tax benefit of $3							(5)	(5)
Reclassification adjustment, net of income tax benefit of $4							(9)	(9)
Reclassification due to sale of Fastening Systems, net of income taxes of $0							(8)	(8)
Minimum pension adjustment, net of income taxes of $24							58	58
Comprehensive income								682
Transition adjustment due to change in accounting, net of income tax benefit of $348							(647)	(647)
Dividends declared ($0.78 per share)					(198)			(198)
Exercise of stock options and stock-based compensation				253				253
Purchases of common stock						(750)		(750)
Issuance of common stock						33		33
Balance at December 30, 2006	$4	$6	$26	$1,786	$6,211	$(4,740)	$(644)	$2,649
Net income					917			917
Currency translation adjustment, net of income tax benefit of $13							57	57
Deferred gains on hedge contracts, net of income taxes of $22							53	53
Reclassification adjustment, net of income taxes of $17							38	38
Pension adjustment, net of income tax benefit of $23							96	96
Comprehensive income								1,161
Cumulative effect of change in accounting upon adoption of FSP 13-2					(33)			(33)
Cumulative effect of change in accounting upon adoption of FIN 48					22			22
Retirement of treasury shares	(2)	(6)	(10)	(770)	(4,123)	4,911		—
Stock split issued in the form of a stock dividend			16		(16)			—
Dividends declared ($ 0.85 per share)					(212)			(212)
Exercise of stock options and stock-based compensation				157		4		161
Purchases of common stock						(295)		(295)
Issuance of common stock				20		34		54
Balance on December 29, 2007	$2	$—	$32	$1,193	$2,766	$(86)	$(400)	$3,507

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended December 29, 2007

	Consolidated
(in millions)	2007	2006	2005
Cash flows from operating activities
Net income	$917	$601	$203
(Loss) income from discontinued operations	(2)	105	313
Income from continuing operations	915	706	516
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	—	—	—
Depreciation and amortization	336	290	303
Provision for losses on finance receivables	33	26	29
Special charges	—	—	118
Share-based compensation	41	30	28
Deferred income taxes	(13)	37	17
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(42)	(14)	(87)
Inventories	(490)	(427)	(188)
Other assets	(23)	107	26
Accounts payable	52	115	173
Accrued and other liabilities	480	401	77
Captive finance receivables, net	(299)	(324)	(100)
Other operating activities, net	37	70	40
Net cash provided by operating activities of continuing operations	1,027	1,017	952
Net cash provided by (used in) operating activities of discontinued operations	22	(48)	84
Net cash provided by operating activities	1,049	969	1,036
Cash flows from investing activities
Finance receivables:
Originated or purchased	(11,964)	(11,225)	(10,116)
Repaid	11,059	9,534	8,982
Proceeds on receivables sales and securitization sales	917	493	237
Net cash used in acquisitions	(1,092)	(502)	(28)
Net proceeds from sale of businesses	(14)	8	(1)
Capital expenditures	(401)	(431)	(365)
Proceeds from sale of property, plant and equipment	23	7	6
Other investing activities, net	3	54	62
Net cash used in investing activities of continuing operations	(1,469)	(2,062)	(1,223)
Net cash provided by investing activities of discontinued operations	63	653	28
Net cash used in investing activities	(1,406)	(1,409)	(1,195)
Cash flows from financing activities
(Decrease) increase in short-term debt	(414)	337	171
Proceeds from issuance of long-term debt	2,226	2,000	1,957
Principal payments and retirements of long-term debt	(1,394)	(1,137)	(1,178)
Proceeds from option exercises	103	173	106
Purchases of Textron common stock	(304)	(761)	(597)
Dividends paid	(154)	(244)	(189)
Capital contributions paid to Finance group	—	—	—
Excess tax benefit received on share-based payments	24	31	14
Net cash provided by (used in) financing activities of continuing operations	87	399	284
Net cash provided by (used in) financing activities of discontinued operations	—	2	(1)
Net cash provided by (used in) financing activities	87	401	283
Effect of exchange rate changes on cash and cash equivalents	21	23	(25)
Net (decrease) increase in cash and cash equivalents	(249)	(16)	99
Cash and cash equivalents at beginning of year	780	796	697
Cash and cash equivalents at end of year	$531	$780	$796
Supplemental schedule of non-cash investing and financing activities from continuing operations
Capital expenditures financed through capital leases	$22	$16	$15

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued

For each of the years in the three-year period ended December 29, 2007

	Manufacturing Group*			Finance Group*
(In millions)	2007	2006	2005	2007	2006	2005
Cash flows from operating activities
Net income	$917	$601	$203	$145	$152	$111
(Loss) income from discontinued operations	(2)	105	313	—	1	3
Income from continuing operations	915	706	516	145	153	114
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	(10)	(73)	(14)	—	—	—
Depreciation and amortization	296	251	257	40	39	46
Provision for losses on finance receivables	—	—	—	33	26	29
Special charges	—	—	118	—	—	—
Share-based compensation	41	30	28	—	—	—
Deferred income taxes	(6)	(1)	10	(7)	38	7
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(42)	(14)	(87)	—	—	—
Inventories	(473)	(379)	(181)	—	—	—
Other assets	(52)	87	(6)	19	8	14
Accounts payable	52	115	173	—	—	—
Accrued and other liabilities	424	335	42	36	66	35
Captive finance receivables, net	—	—	—	—	—	—
Other operating activities, net	41	62	38	(4)	8	2
Net cash provided by operating activities of continuing operations	1,186	1,119	894	262	338	247
Net cash provided by (used in) operating activities of discontinued operations	22	(35)	87	—	(13)	(3)
Net cash provided by operating activities	1,208	1,084	981	262	325	244
Cash flows from investing activities
Finance receivables:
Originated or purchased	—	—	—	(13,124)	(12,240)	(10,940)
Repaid	—	—	—	11,863	10,205	9,560
Proceeds on receivables sales and securitization sales	—	—	—	994	513	383
Net cash used in acquisitions	(1,092)	(338)	(28)	—	(164)	—
Net proceeds from sale of businesses	(14)	8	(1)	—	—	—
Capital expenditures	(391)	(419)	(356)	(10)	(12)	(9)
Proceeds from sale of property, plant and equipment	23	7	23	—	—	—
Other investing activities, net	—	—	—	(4)	18	56
Net cash used in investing activities of continuing operations	(1,474)	(742)	(362)	(281)	(1,680)	(950)
Net cash provided by investing activities of discontinued operations	63	653	28	—	—	—
Net cash used in investing activities	(1,411)	(89)	(334)	(281)	(1,680)	(950)
Cash flows from financing activities
(Decrease) increase in short-term debt	(44)	(242)	277	(370)	579	(106)
Proceeds from issuance of long-term debt	348	5	403	1,878	1,995	1,554
Principal payments and retirements of long-term debt	(50)	(16)	(417)	(1,344)	(1,121)	(761)
Proceeds from option exercises	103	173	106	—	—	—
Purchases of Textron common stock	(304)	(761)	(597)	—	—	—
Dividends paid	(154)	(244)	(189)	(135)	(80)	(100)
Capital contributions paid to Finance group	—	(18)	—	—	18	—
Excess tax benefit received on share-based payments	24	31	14	—	—	—
Net cash provided by (used in) financing activities of continuing operations	(77)	(1,072)	(403)	29	1,391	587
Net cash provided by (used in) financing activities of discontinued operations	—	2	(1)	—	—	—
Net cash provided by (used in) financing activities	(77)	(1,070)	(404)	29	1,391	587
Effect of exchange rate changes on cash and cash equivalents	18	22	(27)	3	1	2
Net (decrease) increase in cash and cash equivalents	(262)	(53)	216	13	37	(117)
Cash and cash equivalents at beginning of year	733	786	570	47	10	127
Cash and cash equivalents at end of year	$471	$733	$786	$60	$47	$10
Supplemental schedule of non-cash investing and financing activities from continuing operations
Capital expenditures financed through capital leases	$22	$16	$15	$—	$—	$—

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

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Financial Statement Presentation

Our Consolidated Financial Statements include the accounts of Textron Inc. and all of its majority-owned subsidiaries, along with variable interest entities for which we are the primary beneficiary.

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

Through our Finance group, we provide diversified commercial financing to third parties. In addition, this group finances retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group, otherwise known as captive financing. In the Consolidated Statements of Cash Flows, cash received from customers or from securitizations is reflected as operating activities when received from third parties. However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group. For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows. Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow. Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing. These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated in consolidation.

In July 2007, our Board of Directors approved a two-for-one split of our common stock. The financial statements for all prior periods presented have been restated to reflect the effect of the split on share and per share amounts.

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

When a sale arrangement involves multiple elements, such as sales of products that include customization and other services, we evaluate the arrangement to determine whether there are separate items that are required to be delivered under the arrangement that qualify as separate units of accounting. The total fee from the arrangement is then allocated to each unit of accounting based on its relative fair value, taking into consideration any performance, cancellation, termination or refund-type provisions. Fair value generally is established for each unit of accounting using the sales price charged when the same or similar items are sold separately. We recognize revenue when the recognition criteria for each unit of accounting are met.

Leases — Certain qualifying noncancelable aircraft and other product lease contracts are accounted for as sales-type leases. Upon delivery, we record the present value of all payments (net of executory costs and any guaranteed residual values) under these leases as revenues, and the related costs of the product are charged to cost of sales. For lease financing transactions that do not qualify as sales-type leases, we record revenue as earned over the lease period.

Long-Term Contracts — Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under the percentage-of-completion method, we estimate profit as the difference between the total estimated revenue and cost of a contract. We then recognize that estimated profit over the contract term based on either the costs incurred (under the cost-to-cost method, which is typically used for development effort) or the units delivered (under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances. Revenues under all cost-reimbursement contracts are recorded using the cost-to-cost method. Revenues under fixed-price contracts generally are recorded using the units-of-delivery method; however, when the contracts provide for periodic delivery after a lengthy period of time over which significant costs are incurred or require a significant amount of development effort in relation to total contract volume, revenues are recorded using the cost-to-cost method.

Our long-term contract profits are based on estimates of total contract cost and revenue utilizing current contract specifications, expected engineering requirements and the achievement of contract milestones, including product deliveries. Certain contracts are awarded with fixed-price incentive fees that also are considered when estimating revenues and profit rates. Contract costs typically are incurred over a period of several years, and the estimation of these costs requires substantial judgment. We review and revise these estimates periodically throughout the contract term. Revisions to contract profits are recorded when the revisions to estimated revenues or costs are made. Anticipated losses on contracts are recognized in full in the period in which the losses become probable and estimable.

Our Bell Helicopter business has a joint venture with The Boeing Company (“Boeing”) to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (the “V-22 Contracts”). This joint venture agreement creates contractual, rather than ownership, rights related to the V-22. Accordingly, we do not account for this joint venture under the equity method of accounting. We account for all of our rights and obligations under the specific requirements of the V-22 Contracts allocated to us under the joint venture agreement. Revenues and cost of sales reflect our performance under the V-22 Contracts with revenue on production lots, beginning with the seventh lot, recognized using the units-of-delivery method. We include all assets used in performance of the V-22 Contracts that we own, including inventory and unpaid receivables, and all liabilities arising from our obligations under the V-22 Contracts in the Consolidated Balance Sheets.

Finance Revenues — Finance revenues include interest on finance receivables, direct loan origination costs and fees received. We recognize interest using the interest method to provide a constant rate of return over the terms of the receivables. Revenues on direct loan origination costs and fees received are deferred and amortized to finance revenues over the contractual lives of the respective receivables using the interest method. When receivables are sold or prepaid, unamortized amounts are recognized in finance revenues. We generally suspend the accrual of interest income for accounts that are contractually delinquent by more than three months. In addition, detailed reviews of loans may result in earlier suspension. We resume the accrual of interest when the loan becomes contractually current and recognize the suspended interest income at that time. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce loan principal.

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

Loan Impairment

We periodically evaluate our non-homogeneous loan portfolios for impairment. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We also identify loans that are considered impaired due to the significant modification of the original loan terms. These modified loans reflect deferred principal payments, generally at market interest rates, and continue to accrue finance charges since collection of principal and interest is not doubtful. We measure impairment by comparing the fair value of a loan with its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, if the loan is collateral dependent, at the fair value of the collateral, less selling costs. If the fair value of the loan is less than its carrying amount, we establish a reserve based on this difference.

Securitized Transactions

Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. Through our Finance group, we sell or securitize loans and leases and may retain an interest in the assets sold in the form of interest-only securities, seller certificates, cash reserve accounts, and servicing rights and obligations. These retained interests are subordinate to other investors’ interests in the securitizations. We do not provide legal recourse to third-party investors that purchase interests in our securitizations beyond the credit enhancement inherent in the retained interest-only securities, seller certificates and cash reserve accounts. Gain or loss on the sale of the loans or leases depends, in part, on the previous carrying amount of the financial assets involved in the transfer, which is allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer.

Retained interests are recorded at fair value in other assets. We estimate fair values based on the present value of expected future cash flows using management’s best estimates of key assumptions — credit losses, prepayment speeds and discount rates commensurate with the risks involved. We review the fair values of the retained interests quarterly using updated assumptions and compare such amounts with the carrying value of the retained interests. When the carrying value exceeds the fair value of the retained interests, we determine whether the decline in fair value is other than temporary. When we determine that the value of the decline is other than temporary, we write down the retained interests to fair value with a corresponding charge to income. When a change in fair value of retained interests is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.

Investments

We classify investments in marketable equity securities as available for sale and record these investments at fair value in other assets. Unrealized gains and losses related to these investments are included in shareholders’ equity as a component of accumulated other comprehensive loss. Investments in non-marketable equity securities are accounted for under either the cost or equity method of accounting. For investments in joint ventures for which we do not have control or are not the primary beneficiary but where we do have the ability to exercise significant influence over the venture’s operating and financial policies, we use the equity method.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. We value our inventories generally using the first-in, first-out (“FIFO”) method or the last-in, first-out (“LIFO”) method for certain qualifying inventories in the U.S. We determine costs for our commercial helicopters on an average cost basis by model considering the expended and estimated costs for the current production release. Costs on long-term contracts represent costs incurred for production, allocable operating overhead, advances to suppliers, and, in the case of contracts with the U.S. Government, allocable research and development and general and administrative expenses. Since our inventoried costs include amounts related to contracts with long production cycles, a portion of these costs is not expected to be realized within one year. Pursuant to contract provisions, agencies of the U.S. Government have title to, or security interest in, inventories related to such contracts as a result of advances, performance-based payments and progress payments. Such advances and payments are reflected as an offset against the related inventory balances.

Customer deposits are recorded against inventory when the right of offset exists. All other customer deposits are recorded in accrued liabilities.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated primarily using the straight-line method. Land improvements and buildings are depreciated primarily over estimated lives ranging from four to 40 years, while machinery and equipment are depreciated primarily over one to 15 years. We capitalize expenditures for improvements that increase asset values and extend useful lives.

Intangible and Other Long-Lived Assets

At acquisition, we estimate and record the fair value of purchased intangible assets primarily using discounted cash flow analysis of anticipated cash flows reflecting incremental revenues and/or cost savings resulting from the acquired intangible asset, reflecting market participant assumptions. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Approximately 40% of our gross intangible assets with finite lives are amortized using the straight-line method, with the remaining assets, primarily customer agreements, amortized based on the cash flow streams used to value the asset.

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying value of the asset held for use exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is generally written down to fair value. Long-lived assets held for sale are stated at the lower of cost or fair value less cost to sell. Fair value is determined using pertinent market information, including estimated future discounted cash flows.

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

Pension and Postretirement Benefit Obligations

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

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statement Nos. 87, 88, 106, and 132(R)” on December 30, 2006. In accordance with this Statement, we recognize the overfunded or underfunded status of our pension and postretirement plans on the balance sheet and recognize changes in the funded status of our defined benefit plans in comprehensive income in the year in which they occur. Actuarial gains and losses that are not immediately recognized as net periodic pension cost are recognized as a component of other comprehensive loss and amortized into net periodic pension cost in future periods.

At December 30, 2006, the impact of implementing SFAS No. 158 reduced total assets by $313 million, increased total liabilities by $334 million and reduced shareholders’ equity (increase to accumulated other comprehensive loss) by $647 million, net of tax. In addition, we classified $92 million of pension and postretirement benefit liabilities as current. The adoption did not affect our Consolidated Statement of Operations. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs (credits) and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, “Employers’ Accounting for Pensions,” all of which were previously netted against the plan’s funded status in our balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently amortized into net periodic pension cost in future periods.

Derivative Financial Instruments

We are exposed to market risk primarily from changes in interest rates, currency exchange rates and securities pricing. We do not hold or issue derivative financial instruments for trading or speculative purposes. To manage the volatility relating to our exposures, we net these exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices. All derivative instruments are reported on the balance sheets at fair value. Designation to support hedge accounting is performed on a specific exposure basis. For financial instruments qualifying as fair value hedges, we record changes in fair value in income, offset, in part or in whole, by corresponding changes in the fair value of the underlying exposures being hedged. For cash flow hedges, we record changes in the fair value of derivatives (to the extent they are effective as hedges) in other comprehensive (loss) income, net of deferred taxes. Changes in fair value of derivatives not qualifying as hedges are recorded in income.

Foreign currency denominated assets and liabilities are translated into U.S. dollars. Adjustments from currency rate changes are recorded in the cumulative translation adjustment account in shareholders’ equity until the related foreign entity is sold or substantially liquidated. We use foreign currency financing transactions, including currency swaps, to effectively hedge long-term investments in foreign operations with the same corresponding currency. Foreign currency gains and losses on the hedge of the long term investments are recorded in the cumulative translation adjustment account with the offset recorded as an adjustment to the non-U.S. dollar financing liability.

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

Product and Environmental Liabilities

We accrue product liability claims and related defense costs on the occurrence method when a loss is probable and reasonably estimable based on historical experience and the insurance coverage and deductibles in effect at the date of the incident.

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

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not that we will realize these benefits. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income.

Recently Announced Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No.157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective in the first quarter of 2008, and we do not expect the adoption will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115.” SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. SFAS No. 159 is effective in the first quarter of 2008. We do not expect to elect to re-measure any of our existing financial assets or liabilities under its provisions.

Note 2. Discontinued Operations

In August 2006, we completed the sale of our Fastening Systems business to Platinum Equity, a private equity investment firm, for approximately $613 million in cash and the assumption of $16 million of net indebtedness and certain liabilities. There was no gain or loss recorded upon completion of the sale. Prior to the consummation of the sale of the Fastening Systems business, we recorded impairment and other charges of $120 million in 2006 and $387 million in 2005, which are described below. The results of this business were accounted for as discontinued operations in the Consolidated Financial Statements for all periods presented herein.

In September 2005, our Board of Directors approved management’s recommendation to explore strategic alternatives for the Fastening Systems business. Based on the approval of this recommendation and the likelihood of execution, we determined that an impairment indicator existed for both the Fastening Systems’ goodwill and its long-lived assets. In our assessment of potential impairment of the goodwill, we estimated the fair value of the business based on current market data. This fair value amount then was compared with the carrying amount of the business. As the carrying amount exceeded the fair value, we then measured the amount of goodwill impairment loss. The excess of the fair value of the business over the fair value amounts assigned to its assets and liabilities represents the implied fair value of goodwill. The carrying amount of the goodwill exceeded the implied fair value of that goodwill, resulting in an impairment loss of $335 million in 2005.

Our Board of Directors authorized the divestiture of the Fastening Systems business in December 2005, and we recorded an after-tax charge of approximately $52 million. This charge included $37 million related to previously deferred foreign currency translation losses and $7 million in curtailment losses for employee retirement plans. After these charges, we assessed the estimated fair value of the business and determined that no further adjustment to the carrying value was required at that time. In the second quarter of 2006, we recorded an additional $120 million after-tax impairment charge to record the business at the estimated fair value less cost to sell at that time based on offers received from potential purchasers.

Operating results for our discontinued businesses, primarily related to Fastening Systems, are as follows:

(In millions)	2007	2006	2005
Revenues	$—	$1,101	$1,936
Loss from discontinued operations before special charges	—	(94)	(388)
Special charges	—	—	(11)
Loss from discontinued operations	—	(94)	(399)
Income tax (expense) benefit	—	(11)	40
Operating loss from discontinued operations, net of income taxes	—	(105)	(359)
Gain on disposal, net of income taxes	2	—	46
Income (loss) from discontinued operations, net of income taxes	$2	$(105)	$(313)

Gain on disposal, net of income taxes is primarily related to a tax benefit recorded with the sale of the InteSys business in 2005.

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

At December 29, 2007, assets and liabilities of discontinued operations primarily relate to the sale of the Fastening Systems business. For 2007, cash flows provided by operating and investing activities are primarily related to taxes.

Note 3. Business Acquisitions, Goodwill and Intangible Assets

2007 Business Acquisitions

In 2007, we acquired four businesses for cash totaling $1.1 billion. The results of operations for these acquired businesses have been included in the Consolidated Statement of Operations since the dates of each respective acquisition. Pro forma information has not been included as the amounts are immaterial.

On November 14, 2007, we acquired a majority ownership interest in United Industrial Corporation (“UIC”), a publicly held company (NYSE: UIC), pursuant to a cash tender offer for $81 per share. UIC operates through its wholly owned subsidiary, AAI Corporation (“AAI”). AAI is a leading provider of intelligent aerospace and defense systems, including unmanned aircraft and ground control stations, aircraft and satellite test equipment, training systems and countersniper devices. UIC has been integrated into our Bell segment, where we believe it adds important capabilities to our existing aerospace and defense businesses and advances our strategy to deliver broader and more integrated solutions to our customers. In December, we completed the acquisition and obtained 100% ownership of UIC.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed from UIC as of November 14, 2007, the effective date of the acquisition:

(In millions)
Current assets	$219
Property, plant and equipment	57
Intangible assets	361
Goodwill	857
Other assets	31
Total assets acquired	1,525
Current liabilities	279
Debt	252
Deferred taxes	123
Other liabilities	59
Total liabilities assumed	713
Minority interest	157
Net assets acquired	$655

In addition to the $655 million we paid for the net assets acquired on November 14, 2007, we paid approximately $240 million to settle outstanding acquired debt and other obligations and $157 million to purchase the minority interest in December.

The acquired intangible assets represent primarily customer agreements and contractual relationships with a weighted-average useful life of 13 years. We have allocated the purchase price of this business to the estimated fair value of the net tangible and intangible assets acquired, with any excess recorded as goodwill. Approximately $64 million of the goodwill is deductible for tax purposes. These estimates are preliminary as of the end of 2007 as we are awaiting the completion of the identification and valuation of the intangible assets acquired. We expect these analyses will be completed during the first half of 2008.

In 2007, we also acquired certain assets of CAV-Air LLC, Columbia Aircraft Manufacturing Corporation and Paladin Tools. CAV-Air’s helicopter maintenance and service center was acquired by our Bell segment. Columbia Aircraft Manufacturing Corporation produces high-performance, single engine aircraft and has been integrated into our Cessna segment. Paladin Tools is a provider of tools and accessories for the telecommunications industry and has been integrated into our Industrial segment. We have recorded $12 million of goodwill and $16 million in intangibles for these businesses.

2006 Business Acquisitions

We acquired three businesses in 2006 for a total cost of $338 million in the Bell segment and $164 million in the Finance segment, all of which were paid for in cash. The operating results of these businesses have been included in the Consolidated Financial Statements since the date of each respective acquisition. These acquisitions include the following:

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

In connection with these acquisitions in 2006, we recorded $259 million in goodwill and $112 million in identifiable intangible assets, primarily in the Bell segment. These amounts were adjusted in 2007 to reflect the final fair value adjustments, which resulted in a reduction of goodwill of $14 million, net of deferred taxes, and an increase in intangible assets of $21 million. The adjusted intangible assets and weighted-average amortization periods are as follows: $84 million in patents and technology (15 years), $33 million in customer agreements (9 years) and $16 million in other intangible assets (4 years).

Goodwill

The changes in the carrying amount of goodwill, by segment, are as follows:

(In millions)	Bell	Cessna	Industrial	Finance	Total
Balance at January 1, 2005	$101	$322	$579	$169	$1,171
Acquisitions	1	—	4	—	5
Foreign currency translation	—	—	(22)	—	(22)
Other	—	—	(6)	—	(6)
Balance at December 31, 2005	$102	$322	$555	$169	$1,148
Acquisitions	259	—	—	—	259
Foreign currency translation	—	—	21	—	21
Other	—	—	(2)	—	(2)
Balance at December 30, 2006	$361	$322	$574	$169	$1,426
Acquisitions	858	—	11	—	869
Foreign currency translation	—	—	23	—	23
Other	(17)	—	—	—	(17)
Balance at December 29, 2007	$1,202	$322	$608	$169	$2,301

Acquired Intangible Assets

Our acquired intangible assets are summarized below:

		December 29, 2007			December 30, 2006
	Weighted-
	Average
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	(In years)	Amount	Amortization	Net	Amount	Amortization	Net
Customer agreements and contractual relationships	13	$393	$(7)	$386	$35	$(1)	$34
Patents and technology	8	111	(22)	89	54	(10)	44
Trademarks	20	34	(10)	24	46	(8)	38
Other	7	27	(14)	13	32	(11)	21
		$565	$(53)	$512	$167	$(30)	$137

Amortization expense totaled $23 million in 2007, $7 million in 2006 and $4 million in 2005. Amortization expense is estimated to be approximately $67 million, $65 million, $60 million, $53 million and $48 million in 2008, 2009, 2010, 2011 and 2012, respectively.

Note 4. Accounts Receivable

Accounts receivable is comprised of the following:

	December 29,	December 30,
(In millions)	2007	2006
Commercial U.S.	$748	$690
Government contracts	369	308
	1,117	998
Less allowance for doubtful accounts	(34)	(34)
	$1,083	$964

We have unbillable receivables on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $166 million at December 29, 2007 and $144 million at December 30, 2006. Long-term contract receivables due from the U.S. Government exclude significant amounts billed but unpaid due to contractual retainage provisions.

Note 5. Finance Receivables and Securitizations

Finance Receivables

Through our Finance group, we provide financial services primarily to the aviation, golf, vacation interval resort, dealer floorplan and middle market industries under a variety of financing vehicles with various contractual maturities. The contractual maturities of finance receivables outstanding at December 29, 2007 were as follows:

	Contractual Maturities						Finance Receivables Outstanding
(In millions)	2008	2009	2010	2011	2012	Thereafter	2007	2006
Revolving loans	$1,631	$315	$156	$77	$38	$37	$2,254	$1,948
Installment contracts	257	234	209	248	290	814	2,052	1,674
Distribution finance receivables	1,190	506	62	42	63	37	1,900	2,423
Golf course and resort mortgages	66	253	121	193	277	330	1,240	1,060
Finance leases	160	133	127	70	28	95	613	590
Leveraged leases	58	43	(6)	15	(10)	444	544	615
	$3,362	$1,484	$669	$645	$686	$1,757	8,603	8,310
Less allowance for credit losses							89	93
							8,514	8,217

The above table does not necessarily reflect future cash collections, as receivables often are repaid or refinanced prior to contractual maturity.

Revolving loans and distribution finance receivables generally mature within one to five years. Revolving loans are secured by trade receivables, inventory, plant and equipment, pools of vacation interval notes receivables, pools of residential and recreational land loans, and the underlying property. Distribution finance receivables generally are secured by the inventory of the financed distributor and include floorplan financing for third-party dealers for inventory sold by the E-Z-GO and Jacobsen businesses.

Installment contracts and finance leases have initial terms ranging from two to 20 years and primarily are secured by the financed equipment. Installment contracts generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan. Finance leases include residual values expected to be realized at contractual maturity. Leases with no significant residual value at the end of the contractual term are classified as installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. Contractual maturities for finance leases classified as installment contracts in the table above represent the minimum lease payments, net of the unearned income to be recognized over the life of the lease. Total minimum lease payments and unearned income related to these contracts were $1.0 billion and $315 million, respectively, at December 29, 2007 and $719 million and $222 million, respectively, at December 30, 2006. Minimum lease payments due under these contracts for each of the next five years are as follows: $173 million in 2008, $149 million in 2009, $132 million in 2010, $141 million in 2011 and $106 million in 2012. Minimum lease payments due under finance leases for each of the next five years are as follows: $156 million in 2008, $113 million in 2009, $75 million in 2010, $46 million in 2011 and $8 million in 2012.

Golf course and resort mortgages are secured by real property and generally are limited to 75% or less of the property’s appraised market value at loan origination. Golf course mortgages have initial terms ranging from five to 10 years with amortization periods from 15 to 25 years. Golf course mortgages, totaling $1.1 billion, consist of loans with an average balance of $5 million and a weighted-average remaining contractual maturity of five years. Resort mortgages generally represent construction and inventory loans with terms up to five years.

Leveraged leases are secured by the ownership of the leased equipment and real property and have initial terms up to approximately 30 years. Leveraged leases reflect contractual maturities net of contractual nonrecourse debt payments and include residual values expected to be realized at contractual maturity.

The net investments in finance leases, excluding leases classified as installment contracts, and leveraged leases are provided below:

(In millions)	2007	2006
Finance leases:
Total minimum lease payments receivable	$568	$517
Estimated residual values of leased equipment	267	267
	835	784
Less unearned income	(222)	(194)
Net investment in finance leases	$613	$590
Leveraged leases:
Rental receivable, net of nonrecourse debt	$531	$546
Estimated residual values of leased assets	297	329
	828	875
Less unearned income	(284)	(260)
Investment in leveraged leases	544	615
Deferred income taxes	(408)	(410)
Net investment in leveraged leases	$136	$205

In the first quarter of 2007, we adopted FASB Staff Position (“FSP”) No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). FSP 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged leases. The impact of any estimated change in projected cash flows must be reported as an adjustment to the net leveraged lease investment and retained earnings at the date of adoption. Our Finance group has leveraged leases with an initial investment balance of $209 million that we estimate could be impacted by changes in the timing of cash flows related to income taxes. Upon the adoption, we reduced retained earnings for the $33 million cumulative effect of a change in accounting principle and reduced our investment in these leveraged leases by $50 million and deferred income tax liabilities by $17 million.

Our Finance group manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. The total managed and serviced finance receivable portfolio, including owned finance receivables, was $12.5 billion at the end of 2007 and $11.5 billion at the end of 2006. Managed receivables include owned finance receivables and finance receivables sold in securitizations and private transactions where we retain some element of credit risk and continue to service the portfolio.

Our finance receivables are diversified across geographic region, borrower industry and type of collateral. At December 29, 2007, 78% of our finance receivables were distributed throughout the United States, compared with 83% at the end of 2006. The most significant collateral concentration was in general aviation, which accounted for 22% of managed receivables at the end of 2007 and 19% at the end of 2006. Industry concentrations in the golf and vacation interval industries accounted for 15% and 13%, respectively, of managed receivables at December 29, 2007, compared with 16% and 13%, respectively, at the end of 2006.

Transactions between Finance and Manufacturing Groups

A portion of our Finance group’s business involves financing retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group. The captive finance receivables for these inventory sales that are included in our Finance group’s balance sheets are summarized below:

	December 29,	December 30,
(In millions)	2007	2006
Installment contracts	$1,184	$912
Finance leases	535	487
Distribution finance	31	73
Total	$1,750	$1,472

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

In 2007, 2006 and 2005, our Finance group paid the Manufacturing group $1.2 billion, $1.0 billion and $0.8 billion, respectively, related to the sale of Textron-manufactured products that were financed by the Finance group. Our Manufacturing group also received proceeds in those years of $27 million, $63 million and $41 million, respectively, from the sale of equipment to the Finance group for use under operating lease agreements. At the end of 2007 and 2006, the amounts guaranteed by the Manufacturing group totaled $254 million and $335 million, respectively. The Manufacturing group has total reserves for losses on these of $22 million at the end of 2007 and $39 million at the end of 2006.

Impairment

Nonaccrual finance receivables include accounts that are contractually delinquent by more than three months for which the accrual of interest income is suspended. These receivables are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired accrual finance receivables represent loans with original loan terms that have been significantly modified to reflect deferred principal payments, generally at market interest rates, for which collection of principal and interest is not doubtful. Past due loans for which the Finance group has recourse to the Manufacturing group are not considered impaired in the table below; these loans totaled $3 million and $2 million at the end of 2007 and 2006, respectively. The average recorded investment in impaired finance receivables during 2007 was $84 million, compared with $142 million in 2006. The impaired finance receivables and related reserves at the end of 2007 and 2006 are as follows:

(In millions)	December 29, 2007	December 30, 2006
Impaired nonaccrual finance receivables	$59	$60
Impaired accrual finance receivables	143	101
Total impaired finance receivables	$202	$161

Impaired nonaccrual finance receivables with identified reserve requirements	$40	$36
Allowance for losses on impaired nonaccrual finance receivables	$15	$17

Securitizations

Our Finance group sells primarily its distribution finance receivables and general aviation loans to qualified special purpose trusts through securitization transactions. Distribution finance receivables represent loans secured by dealer inventories that typically are collected upon the sale of the underlying product. Through a revolving securitization, the proceeds from collection of the principal balance of these loans are used by the trust to purchase additional distribution finance receivables from us each month. This revolving securitization accounted for approximately 93% of our securitization gains in 2007.

We received proceeds from securitizations of $731 million in 2007, $50 million in 2006 and $361 million in 2005. For the revolving securitization, these proceeds include only amounts received related to incremental increases in the level of receivables sold into the securitization. Gains from securitizations were approximately $62 million in 2007, $42 million in 2006 and $49 million in 2005. At the end of 2007, $2.5 billion in securitized loans were outstanding, with $17 million in past-due loans.

Generally, we retain an interest in the assets sold in the form of servicing responsibilities and subordinated interests, including interest-only securities, seller certificates and cash reserves. At the end of 2007, we had $203 million in retained interest recorded in other assets, which included $152 million in distribution finance receivables and $41 million in general aviation loans. In comparison, retained interest totaled $179 million at the end of 2006. Cash flows received on these retained interests totaled $71 million in 2007, $63 million in 2006 and $64 million in 2005. Key economic assumptions used in measuring our retained interests are as follows:

	Distribution Finance		Aviation Finance
	Assumptions at Date of Sale	Assumptions at December 29, 2007	Assumptions at Date of Sale	Assumptions at December 29, 2007
Weighted-average life (in years)	0.4	0.4	2.2	2.0
Expected credit losses (annual rate)	1.0%	0.9%	0.5%	0.2%
Residual cash flows discount rate	9.9%	9.4%	7.7%	9.6%
Monthly payment rate	19.1%	19.6%	—	—
Prepayment rate	—	—	27.0%	27.0%

Note 6. Inventories

Inventories are comprised of the following:

(In millions)	December 29, 2007	December 30, 2006
Finished goods	$762	$665
Work in process	1,868	1,562
Raw materials	636	435
	3,266	2,662
Less progress/milestone payments	542	593
	$2,724	$2,069

Inventories valued by the LIFO method totaled $1.7 billion and $1.5 billion at the end of 2007 and 2006, respectively. Had our LIFO inventories been valued at current costs, their carrying values would have been approximately $307 million and $276 million higher at those respective dates. Inventories related to long-term contracts, net of progress/milestone payments, were $710 million at the end of 2007 and $380 million at the end of 2006.

Note 7. Property, Plant and Equipment, net

Our Manufacturing group’s property, plant and equipment, net are comprised of the following:

	December 29,	December 30,
(In millions)	2007	2006
Land and buildings	$1,260	$1,093
Machinery and equipment	3,127	2,827
	4,387	3,920
Less accumulated depreciation and amortization	2,388	2,147
	$1,999	$1,773

Depreciation expense for the Manufacturing group totaled $270 million in 2007, $243 million in 2006 and $250 million in 2005.

We have incurred asset retirement obligations primarily related to costs to remove and dispose of underground storage tanks and asbestos materials used in insulation, adhesive fillers and floor tiles. There is no legal requirement to remove these items, and there currently is no plan to remodel the related facilities or otherwise cause the impacted items to require disposal. As a result, these asset retirement obligations are not estimable, and, in accordance with the provisions of FASB Interpretation No. 47, “Conditional Asset Retirement Obligations,” we have not recorded a liability.

Note 8. Debt and Credit Facilities

Our debt and credit facilities are summarized below:

	December 29,	December 30,
(In millions)	2007	2006
Manufacturing group:
Short-term debt:
Revolving lines of credit	$—	$41
Current portion of long-term debt	355	39
Total short-term debt	$355	$80
Long-term senior debt:
Medium-term notes due 2010 to 2011 (average rate of 9.85%)	17	17
6.375% due 2008	300	300
4.50% due 2010	250	250
6.50% due 2012	300	300
3.875% due 2013	431	396
5.60% due 2017	350	—
6.625% due 2020	298	295
Other (average rate of 5.39% and 5.27%, respectively)	202	201
	2,148	1,759
Current portion of long-term debt	(355)	(39)
Total long-term debt	1,793	1,720
Total Manufacturing group debt	$2,148	$1,800

Finance group:
Commercial paper*	$1,447	$1,719
Other short-term debt	14	60
Medium-term fixed-rate and variable-rate notes**:
Due 2007 (weighted-average rate of 5.57%)	—	1,118
Due 2008 (weighted-average rate of 4.58% and 4.61%, respectively)	1,259	966
Due 2009 (weighted-average rate of 5.33% and 5.55%, respectively)	1,551	1,562
Due 2010 (weighted-average rate of 4.94% and 4.88%, respectively)	1,913	833
Due 2011 (weighted-average rate of 5.04% and 5.05%, respectively)	592	442
Due 2012 (weighted-average rate of 5.03% and 4.98%, respectively)	219	209
6% Fixed-to-Floating Rate Junior Subordinated Notes	300	—
Fair value adjustments and unamortized discount	16	(47)
Total Finance group debt	$7,311	$6,862

* The weighted-average interest rates on these borrowings before the effect of interest rate exchange agreements were 5.02% and 5.30% at the end of 2007 and 2006, respectively, and 5.16% for the year 2007 and 5.02% for the year 2006.

** At the end of 2007 and 2006, variable-rate notes totaled $2.5 billion and $1.8 billion, respectively.

In 2007, the Finance group issued $300 million of 6% Fixed-to-Floating Rate Junior Subordinated Notes, which are unsecured and rank junior to all of its existing and future senior debt. The notes mature on February 15, 2067; however, we have the right to redeem the notes at par on or after February 15, 2017 and are obligated to redeem the notes beginning on February 15, 2042. The Finance group has agreed in a replacement capital covenant that it will not redeem the notes on or before February 15, 2047 unless it receives a capital contribution from the Manufacturing group and/or net proceeds from the sale of certain replacement capital securities at specified amounts. Interest on the notes is fixed at 6% until February 15, 2017 and floats at the three-month London Interbank Offered Rate + 1.735% thereafter.

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these primary lines of credit was drawn at December 29, 2007 or December 30, 2006. Our Manufacturing group had no commercial paper outstanding at December 29, 2007 or December 30, 2006 and had a weighted-average interest rate on its commercial paper borrowings throughout the year of 5.20% in 2007 and 5.30% in 2006.

Our primary committed credit facilities at December 29, 2007 include the following:

				Amount Not
				Reserved as
				Support for
		Commercial	Letters of	Commercial
(In millions)	Facility Amount	Paper Outstanding	Credit Outstanding	Paper and Letters of Credit
Manufacturing group — multi-year facility expiring in 2012*	$1,250	$—	$22	$1,228
Finance group — multi-year facility expiring in 2012	1,750	1,447	13	290

* Our Finance group is permitted to borrow under this multi-year facility.

Lending agreements limit our Finance group’s net assets available for dividends and other payments to the Manufacturing group to approximately $249 million of the Finance group’s net assets of $1.1 billion at the end of 2007. These lending agreements also contain various restrictive provisions regarding additional debt (not to exceed 800% of consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charges coverage ratio (no less than 125%).

The following table shows required payments during the next five years on debt outstanding at the end of 2007. The payment schedule excludes amounts that are payable under or supported by the primary revolving credit facilities or revolving lines of credit:

(In millions)	2008	2009	2010	2011	2012
Manufacturing group	$355	$5	$257	$22	$306
Finance group	1,259	1,551	1,913	592	42
	$1,614	$1,556	$2,170	$614	$348

Under a support agreement, our Manufacturing group has agreed to ensure that the Finance group maintains certain minimum levels of financial performance. No payments have ever been required to meet these standards.

Note 9. Derivatives and Other Financial Instruments

Fair Value Interest Rate Hedges

We manage interest cost for our Manufacturing group using a mix of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, we periodically enter into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Generally, these hedges are considered perfectly effective since the critical terms of the debt and the interest rate exchange match and the other conditions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are met. The mark-to-market values of both the fair value hedge instruments and underlying debt obligations are recorded as equal and offsetting amounts in interest expense. In December 2007, our Manufacturing group terminated all outstanding interest rate exchange agreements with a fair value liability of $2 million. The mark-to-market adjustment to the carrying value of the underlying debt instrument will be amortized over the remaining life. These agreements had a fair value liability of $8 million at the end of 2006.

Our Finance group enters into interest rate exchange agreements to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates. By using these agreements, we are able to convert our fixed-rate cash flows to floating-rate cash flows. At December 29, 2007, the Finance group had interest rate exchange agreements with a fair value asset of $18 million designated as fair value hedges, compared with a $45 million liability at December 30, 2006.

Cash Flow Interest Rate Hedges

We experience variability in the cash flows we receive from our Finance group’s investments in interest-only securities due to fluctuations in interest rates. To mitigate our exposure to this variability, our Finance group enters into interest rate exchange, cap and floor agreements. The combination of these instruments converts net residual floating-rate cash flows expected to be received by our Finance group to fixed-rate cash flows. Changes in the fair value of these instruments are recorded net of the income tax effect in other comprehensive income (loss). At December 29, 2007 and December 30, 2006, these instruments had an insignificant value. We do not expect a significant amount of deferred gains, net of tax to be reclassified to earnings related to these hedge relationships in 2008.

For cash flow hedges, our Finance group recorded an after-tax loss of $3 million in 2007, an after-tax gain of $1 million in 2006 and an after-tax loss of $5 million in 2005 to accumulated other comprehensive loss with no impact to the statements of operations. We have not incurred a significant net gain or loss in earnings as the result of the ineffectiveness, or the exclusion of any component from our assessment of hedge effectiveness, in 2007 or 2006.

Our exposure to loss from nonperformance by the counterparties to our interest rate exchange agreements at the end of 2007 is minimal. We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due. We currently minimize this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A, by continuously monitoring such credit ratings and by limiting exposure to any one financial institution. The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.

Cash Flow Foreign Exchange Rate Hedges

Since we manufacture and sell our products in a number of countries throughout the world, we are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities created in the normal course of business. We primarily utilize forward exchange contracts and purchased options with maturities of no more than 18 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. The fair value of these instruments was a $40 million and $13 million asset at the end of 2007 and 2006, respectively. At year-end 2007, $34 million in after-tax income was reported in accumulated other comprehensive loss from qualifying cash flow hedges. This income generally is expected to be reclassified to earnings in the next 18 months as the underlying transactions occur.

Our Manufacturing group also enters into certain foreign currency derivative instruments that do not meet hedge accounting criteria and primarily are intended to protect against exposure related to intercompany financing transactions. The fair value of these instruments at the end of 2007 and 2006 and the net impact of the related gains and losses on selling and administrative expense in 2007 and 2006 were not material.

Net Investment Hedging

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. Currency effects of these hedges, which are reflected in the cumulative translation adjustment account within other comprehensive income (loss), produced a $24 million after-tax loss during 2007, leaving an accumulated net loss balance of $43 million.

Stock-Based Compensation Hedging

We manage the expense related to stock-based compensation awards using cash settlement forward contracts on our common stock. The use of these forward contracts modifies compensation expense exposure to changes in the stock price with the intent to reduce potential variability. The fair value of these instruments at December 29, 2007 and December 30, 2006 was a receivable of $62 million and $24 million, respectively. Gains and losses on these instruments are recorded as an adjustment to compensation expense when the award is charged to expense. These contracts increased net income by $53 million in 2007, $21 million in 2006 and $8 million in 2005. Cash received or paid on the contract settlement is included in cash flows from operating activities, consistent with the classification of the cash flows on the underlying hedged compensation expense.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	December 29, 2007		December 30, 2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value
Manufacturing group:
Debt	$(2,148)	$(2,170)	$(1,800)	$(1,833)
Finance group:
Finance receivables	7,364	7,378	7,019	6,982
Debt	(7,311)	(7,288)	(6,862)	(6,868)

Finance receivables in the table above exclude the fair value of finance and leveraged leases totaling $1.2 billion at December 29, 2007 and December 30, 2006 as these leases are recorded at fair value in the Consolidated Balance Sheets.

Note 10. Shareholders’ Equity

Capital Stock

We have authorization for 15 million shares of preferred stock with no par value and 500 million shares of $0.125 par value common stock. Each share of $2.08 Cumulative Convertible Preferred Stock, Series A ($23.63 approximate stated value; $11.00 liquidation value) is convertible into 8.8 shares of common stock, and we can redeem it for $50 per share. At the end of 2007, 2006 and 2005, we had approximately 72,000; 147,000 and 153,000 shares, respectively, of $2.08 Cumulative Convertible Preferred Stock, Series A issued with approximately 72,000; 78,000 and 84,000 shares outstanding. Each share of $1.40 Convertible Preferred Dividend Stock, Series B ($11.82 approximate stated value, preferred only as to dividends) is convertible into 7.2 shares of common stock, and we can redeem it for $45 per share. At the end of 2007, 2006 and 2005, we had approximately 36,000; 527,000 and 534,000 shares, respectively, of $1.40 Convertible Preferred Dividend Stock, Series B issued with approximately 36,000; 41,000 and 47,000 shares outstanding.

On July 18, 2007, our Board of Directors approved a two-for-one split of our common stock effected in the form of a 100% stock dividend and the retirement of 85 million shares of treasury stock. The additional shares resulting from the stock split were distributed on August 24, 2007 to shareholders of record on August 3, 2007. Prior period share data and per share data has been restated to reflect this stock split.

Outstanding common stock activity for the three years ended December 29, 2007 is presented below:

(In thousands)	2007	2006	2005
Beginning balance	251,192	260,369	270,746
Purchases	(5,902)	(17,148)	(16,070)
Exercise of stock options	3,404	6,634	4,293
Conversion of preferred stock to common stock	89	102	204
Other issuances	1,278	1,235	1,196
Ending balance	250,061	251,192	260,369

Reserved Shares of Common Stock

At the end of 2007, common stock reserved for the subsequent conversion of preferred stock and shares reserved for the exercise of outstanding stock options and the issuance of shares upon vesting of outstanding restricted stock units totaled 12.4 million shares.

Income per Common Share

A reconciliation of income from continuing operations and basic to diluted share amounts is presented below:

	2007		2006		2005
(Dollars in millions, shares in thousands)	Income	Average Shares	Income	Average Shares	Income	Average Shares
Income from continuing operations available to common shareholders	$915	249,792	$706	255,098	$516	267,062
Dilutive effect of convertible preferred stock and stock options	—	5,034	—	5,346	—	5,830
Available to common shareholders and assumed conversions	$915	254,826	$706	260,444	$516	272,892

Accumulated Other Comprehensive Loss

The after-tax components of accumulated other comprehensive loss are presented below:

		Pension	Deferred
		and Post-	Gains
	Currency	retirement	(Losses)
	Translation	Benefits	on Hedge
(In millions)	Adjustment	Adjustments	Contracts	Total
Balance at January 1, 2005	$144	$(263)	$22	$(97)
Other comprehensive income (loss)	(17)	34	2	19
Balance at December 31, 2005	$127	$(229)	$24	$(78)
Transition adjustment due to change in accounting	—	(647)	—	(647)
Other comprehensive income (loss)	45	58	(5)	98
Reclassification due to sale of Fastening Systems	(47)	39	—	(8)
Reclassification adjustment	—	—	(9)	(9)
Balance at December 30, 2006	$125	$(779)	$10	$(644)
Other compregensive income (loss)	57	96	53	206
Reclassification adjustment	—	58	(20)	38
Balance at December 29, 2007	$182	$(625)	$43	$(400)

Note 11. Share-Based Compensation

Our 2007 Long-Term Incentive Plan (the “Plan”) supersedes the 1999 Long-Term Incentive Plan and authorizes awards to our key employees in the form of options to purchase our shares, restricted stock, restricted stock units, stock appreciation rights, performance stock awards and other awards. Options granted to purchase our shares have a maximum term of 10 years and vest ratably over a three-year period. Restricted stock unit awards granted vest one-third each in the third, fourth and fifth year following the grant. A maximum of 12 million shares is authorized for issuance for all purposes under the Plan, plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 1999 Long-Term Incentive Plan. No more than 12 million shares may be awarded pursuant to incentive stock options, and no more than 3 million shares may be awarded pursuant to restricted stock or other “full value” awards intended to be paid in shares. The Plan also authorizes performance share units paid in cash. Payouts under performance share units vary based on certain performance criteria measured over a three-year period. The performance share units vest at the end of three years. We also provide share-based compensation awards payable in cash, including retention awards to certain executives and restricted stock units.

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

We adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” in the first quarter of 2005 using the modified prospective transition method. SFAS No. 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and to expense such compensation over the service period. Under the transition method, compensation expense recognized in 2005 includes: a) compensation cost for all stock options and restricted stock granted units payable in shares prior to but not yet vested as of January 1, 2005, based on the grant date fair value estimated and recognized in accordance with the provisions of SFAS No. 123 and b) compensation cost for all stock options and restricted stock units payable in shares granted subsequent to January 1, 2005 and all share-based compensation awards accounted for as liabilities, based upon the measurement and recognition provisions of SFAS No. 123-R. For awards granted or modified in 2005 and prospectively, compensation costs for awards with only service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation costs for awards granted prior to 2005 are recognized using the attribution methods required under SFAS No. 123.

The compensation expense that has been recorded in net income for our share-based compensation plans is as follows:

(In millions)	2007	2006	2005
Compensation expense, net of hedge income or expense	$97	$71	$64
Income tax benefit	(51)	(28)	(24)
Total net compensation cost included in net income	$46	$43	$40
Net compensation costs included in discontinued operations	—	(2)	2
Net compensation costs included in continuing operations	$46	$45	$38

Share-based compensation costs are reflected primarily in selling and administrative expenses. Compensation expense includes approximately $23 million, $16 million and $17 million in 2007, 2006 and 2005, respectively, representing the attribution of the fair value of options issued and the portion of previously granted options for which the requisite service has been rendered. During 2006, we recorded approximately $4 million of share-based award forfeitures related to discontinued operations.

Stock Options

The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. The weighted-average fair value of options granted per share was $14, $12 and $10 for 2007, 2006 and 2005, respectively. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on our common stock, historical volatilities and other factors. We use historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.

The weighted-average assumptions used in our Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	2007	2006	2005
Dividend yield	2%	2%	2%
Expected volatility	30%	25%	25%
Risk-free interest rate	5%	4%	4%
Expected term (in years)	5.5	6.0	6.0

The following table summarizes information related to stock option activity for the respective periods:

(In millions)	2007	2006	2005
Intrinsic value of options exercised	$85	$120	$59
Cash received from option exercises	103	173	106
Actual tax benefit realized for tax deductions from option exercises	27	38	18

Stock option activity under the Plan is summarized as follows:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
(Shares in thousands)	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	10,840	$31.88	16,292	$28.12	18,522	$26.03
Granted	1,860	45.87	2,000	43.98	2,416	38.34
Exercised	(3,410)	29.93	(6,638)	26.17	(4,302)	24.31
Canceled, expired or forfeited	(266)	36.26	(814)	32.77	(344)	35.05
Outstanding at end of year	9,024	$35.37	10,840	$31.88	16,292	$28.12
Exercisable at end of year	5,395	$29.63	6,946	$27.82	12,412	$26.12

At December 29, 2007, our outstanding options had an aggregate intrinsic value of $316 million and a weighted-average remaining contractual life of 6.3 years. Our exercisable options had an aggregate intrinsic value of $220 million and a weighted-average remaining contractual life of 4.8 years at December 29, 2007.

Restricted Stock Units

The fair value of a restricted stock unit paid in stock is based on the trading price of our common stock on the date of grant, less required adjustments to reflect the fair value of the award as dividends are not paid or accrued until the restricted stock unit vests. The weighted-average grant date fair value of restricted stock units paid in stock that were granted in 2007, 2006 and 2005 was approximately $45, $41 and $36 per share, respectively.

Activity for restricted stock units paid in stock is as follows:

		Weighted-
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Outstanding at beginning of year, nonvested	2,437	$32.69
Granted	718	44.56
Vested	(409)	25.23
Forfeited	(240)	31.74
Outstanding at end of year, nonvested	2,506	$37.40

Share-Based Compensation Awards

The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:

(In millions)	2007	2006	2005
Subject only to service conditions:
Value of shares, options or units vested	$38	$32	$21
Intrinsic value of cash awards paid	10	13	9
Subject to performance vesting conditions:
Value of units vested	46	42	37
Intrinsic value of cash awards paid	42	37	25
Intrinsic value of amounts paid under DIP	4	1	18

As of December 29, 2007, we had not recognized $61 million of total compensation cost associated with unvested awards subject only to service conditions. As of December 29, 2007, we had not recognized $35 million of total compensation cost associated with unvested share-based compensation awards subject to performance vesting conditions. We expect to recognize compensation expense for each of these types of awards over a weighted-average period of approximately two years.

The fair value of share-based compensation awards accounted for as liabilities includes performance share units, retention awards, restricted stock units payable in cash and DIP stock unit awards. The fair value of these awards is based on the trading price of our common stock, less adjustments to reflect the fair value of the award as dividends are not paid or accrued until vested, and is remeasured at each reporting period date.

Note 12. Retirement Plans

Our defined benefit and defined contribution plans cover substantially all of our employees. A significant number of our U.S.-based employees participate in the Textron Master Retirement Plan (“TMRP”) and the Bell Helicopter Textron Master Retirement Plan (“BHTMRP”), which are subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).

The TMRP is a defined benefit pension plan that includes a new defined contribution component called the Retirement Account Plan (“RAP”), which covers a portion of participants in the TMRP and BHTMRP, and was created in 2007. Under the RAP, participants are eligible to receive 2% of their annual compensation in contributions from Textron. Participants in the RAP may not make contributions to the plan. Participants in the RAP may receive pension benefits from the TMRP or the BHTMRP that are reduced by benefits received under the RAP. We also have funded and unfunded defined benefit pension plans that cover certain of our U.S. and foreign employees.

Several defined contribution plans also are sponsored by our various businesses. The largest such plan is the Textron Savings Plan (“TSP”), which is a qualified 401(k) plan subject to ERISA in which a significant number of our U.S.-based employees participate. Our defined contribution plans cost approximately $85 million in 2007, $50 million in 2006 and $45 million in 2005. The increase in cost in 2007 primarily relates to contributions of $24 million to the RAP and a higher employee base, largely due to acquisitions.

We also provide postretirement benefits other than pensions for certain retired employees in the U.S. and South Africa, which include healthcare, dental care, Medicare Part B reimbursement and life insurance benefits.

Periodic Benefit Cost (Income)

The components of our net periodic benefit cost (income) and other amounts we recognized in other comprehensive income are as follows:

				Postretirement Benefits
	Pension Benefits			Other than Pensions
(In millions)	2007	2006	2005	2007	2006	2005
Net periodic benefit cost (income):
Service cost	$134	$142	$129	$9	$10	$9
Interest cost	294	283	271	41	40	37
Expected return on plan assets	(398)	(386)	(387)	—	—	—
Amortization of unrecognized transition asset	—	1	1	—	—	—
Amortization of prior service cost (credit)	18	19	18	(5)	(5)	(6)
Amortization of net loss	50	44	35	22	19	13
Net periodic benefit cost	$98	$103	$67	$67	$64	$53
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (including foreign exchange):
Amortization of net loss	$(50)	$(44)	$(35)	$(22)	$(19)	$(13)
Net (gain) loss arising during the year	(62)	582	(14)	(51)	265	13
Amortization of prior service cost (credit)	(18)	(19)	(18)	5	5	6
Prior service cost (credit) arising during the year	44	179	18	(5)	(17)	(6)
Total recognized in other comprehensive (income) loss	$(86)	$698	$(49)	$(73)	$234	$—
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$12	$801	$18	$(6)	$298	$53

We estimate that the net loss and prior service cost for the defined benefit pension plans that will be amortized from other comprehensive income into net periodic benefit costs in 2008 will be $17 million and $18 million, respectively. The estimated net loss and prior service credit for postretirement benefits other than pensions that will be amortized from other comprehensive income into net periodic benefit costs in 2008 will be $16 million and $(4) million, respectively.

Obligations and Funded Status

All of our plans are measured as of our fiscal year-end. The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$5,382	$5,119	$750	$744
Service cost	134	142	9	10
Interest cost	294	283	41	40
Amendments	44	18	(5)	6
Plan participants’ contributions	3	3	4	5
Actuarial (gains) losses	(146)	39	7	12
Benefits paid	(293)	(288)	(70)	(67)
Effect of acquisitions	198	—	16	—
Foreign exchange rate changes	28	66	—	—
Benefit obligation at end of year	$5,644	$5,382	$752	$750
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$5,147	$4,746	$—	$—
Actual return on plan assets	378	595	—	—
Employer contributions	41	33	—	—
Plan participants’ contributions	3	3	—	—
Benefits paid	(293)	—	—	—
Effect of acquisitions	158	(288)	—	—
Foreign exchange rate changes	19	58	—	—
Fair value of plan assets at end of year	$5,453	$5,147	$—	$—
Funded status at end of year	$(191)	$(235)	$(752)	$(750)

Amounts recognized in our Consolidated Balance Sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2007	2006	2007	2006
Non-current assets	$317	$294	$—	$—
Current liabilities	(16)	(13)	(70)	(79)
Non-current liabilities	(492)	(516)	(682)	(671)
Recognized in accumulated other comprehensive income (loss):
Net loss	636	748	173	246
Prior service cost (credit)	186	160	(12)	(12)

In October 2006, we transferred $281 million of plan assets from the TMRP to a plan established by the purchaser of our Fastening Systems business. This settled our obligation to the U.S.-based employees of this business. Upon this transfer, we recognized a settlement loss of $35 million, which is included in discontinued operations. Obligations related to the Fastening Systems business’ foreign plans were assumed by the purchaser.

Assumptions

The weighted-average assumptions we use for our postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2007	2006	2005	2007	2006	2005
Net periodic benefit cost (income):
Discount rate	5.59%	5.55%	5.69%	5.68%	5.66%	5.78%
Expected long-term rate of return on assets	8.53%	8.54%	8.57%	—	—	—
Rate of compensation increase	4.33%	4.36%	4.35%	—	—	—
Benefit obligations at year-end:
Discount rate	5.97%	5.57%	5.55%	6.02%	5.67%	5.66%
Rate of compensation increases	4.33%	4.38%	4.36%	—	—	—

We estimate an initial medical rate of 8% in 2007, which we assume will decrease by 5% by 2015 and then remain at that level. We estimate an initial prescription drug rate of 12% in 2007, which we assume will decrease by 5% by 2015 and then remain at that level.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefits other than pensions. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(In millions)	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligations other than pensions	48	(41)

Pension Benefits

The accumulated benefit obligation for all defined benefit pension plans was $5.1 billion at December 29, 2007 and $4.9 billion at December 30, 2006. Pension plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

(In millions)	2007	2006
Projected benefit obligation	$591	$862
Accumulated benefit obligation	517	737
Fair value of plan assets	198	433

In addition to the plans in the above table, we have plans with the projected benefit obligation in excess of the fair value of plan assets at year-end as follows:

(In millions)	2007	2006
Projected benefit obligation	$1,926	$1,449
Accumulated benefit obligation	1,734	1,336
Fair value of plan assets	1,812	1,350

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

For U.S. plan assets, comprising the majority of plan assets, asset allocation target ranges were established consistent with the investment objectives, and the assets are rebalanced periodically. The expected long-term rate of return on plan assets was determined based on a variety of considerations, including the established asset allocation targets and expectations for those asset classes, historical returns of the plans’ assets and other market considerations. At December 29, 2007, the target allocation range is 44% to 70% for equity securities, 13% to 33% for debt securities, and 7% to 13% for each of real estate and other alternative assets. For foreign plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets. The percentages of the fair value of total U.S. pension plan assets by major category are as follows:

Asset Category	December 29, 2007	December 30, 2006
Equity securities	57%	59%
Debt securities	26	22
Real estate	10	10
Other	7	9
Total	100%	100%

Estimated Future Cash Flow Impact

Defined benefits under salaried plans are based on salary and years of service. Hourly plans generally provide benefits based on stated amounts for each year of service. Our funding policy is consistent with applicable laws and regulations. In 2008, we expect to contribute in the range of $53 million to $57 million to fund our qualified pension plans and foreign plans. We do not expect to contribute to our other postretirement benefit plans. The benefit payments provided below reflect expected future employee service, as appropriate, that are expected to be paid, net of estimated participant contributions, but do not include the Medicare Part D subsidy we expect to receive. The benefit payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2007. While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets as follows:

(In millions)	Pension Benefits	Post- retirement Benefits Other than Pensions	Expected Medicare Part D Subsidy
2008	$317	$79	$(6)
2009	323	80	(7)
2010	329	80	(7)
2011	340	80	(8)
2012	351	78	(8)
2013 - 2017	1,894	360	(36)

Note 13. Income Taxes

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For all of our U.S. subsidiaries, we file a consolidated federal income tax return. Income from continuing operations before income taxes is as follows:

(In millions)	2007	2006	2005
United States	$1,105	$796	$574
Foreign	195	179	165
Total	$1,300	$975	$739

Income tax expense for continuing operations is summarized as follows:

(In millions)	2007	2006	2005
Current:
Federal	$333	$152	$128
State	20	8	17
Foreign	58	43	26
	411	203	171
Deferred:
Federal	10	44	64
State	(23)	28	(7)
Foreign	(13)	(6)	(5)
	(26)	66	52
Income tax expense	$385	$269	$223

The following table reconciles the federal statutory income tax rate to our effective income tax rate:

	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.0	2.3	0.9
Favorable tax settlements	(1.1)	(2.4)	—
Canadian dollar functional currency	(0.1)	(1.2)	—
Foreign tax rate differential	(1.0)	(2.7)	(5.0)
Manufacturing deduction	(1.5)	(0.5)	(0.4)
Equity hedge income	(1.4)	(0.8)	(0.4)
Export sales benefit	—	(0.8)	(1.1)
Valuation allowance on contingent receipts	—	—	2.1
Other, net	(1.3)	(1.3)	(0.9)
Effective income tax rate	29.6%	27.6%	30.2%

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. If we do not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of fiscal 2007, which resulted in an increase of approximately $22 million to our December 31, 2006 retained earnings balance. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits.

A reconciliation of our unrecognized tax benefits, excluding accrued interest, for 2007 is as follows:

(In millions)
Balance at December 30, 2006	$345
Additions based on tax positions related to the current year	33
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(6)
Settlements	(10)
Balance at December 29, 2007	$367

At December 29, 2007, approximately $241 million of these unrecognized tax benefits, if recognized, would favorably affect our effective tax rate in any future period. The remaining $126 million in unrecognized tax benefits are related to discontinued operations. We do not expect the amount of the unrecognized tax benefits disclosed above to change significantly over the next 12 months.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Belgium, Canada, Germany, the United Kingdom and the United States. With few exceptions, we no longer are subject to U.S. federal, state and local or non-U.S. income tax examinations for years before 1997 in these major jurisdictions.

During 2007, 2006 and 2005, we recognized approximately $28 million, $23 million and $14 million, respectively, in interest. At the end of 2007 and 2006, we had $101 million and $77 million, respectively, of accrued interest included in other liabilities on our Consolidated Balance Sheet.

The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities were as follows:

(In millions)	December 29, 2007	December 30, 2006
Deferred tax assets:
Deferred revenue	$13	$16
Warranty and product maintenance reserves	109	115
Self-insured liabilities, including environmental	90	97
Deferred compensation	225	190
Allowance for credit losses	46	57
Loss carryforwards	85	79
Obligation for postretirement benefits	373	330
Foreign currency debt	26	21
Other, principally timing of other expense deductions	186	147
Total deferred tax assets	1,153	1,052
Valuation allowance for deferred tax assets	(192)	(159)
	$961	$893
Deferred tax liabilities:
Finance group transactions, principally leasing	$(582)	$(597)
Property, plant and equipment, principally depreciation	(89)	(76)
Inventory	(33)	(53)
Amortization of goodwill and other intangibles	(176)	(19)
Total deferred tax liabilities	(880)	(745)
Net deferred tax asset	$81	$148

The following table presents the breakdown between current and long-term net deferred tax assets:

(In millions)	December 29, 2007	December 30, 2006
Current	$243	$231
Long-term	310	414
	$553	$645
Finance group deferred tax liability	(472)	(497)
Net deferred tax asset	$81	$148

We have recognized a valuation allowance at December 29, 2007 and December 30, 2006 of $192 million and $159 million, respectively, to offset certain deferred tax assets due to the uncertainty of realizing the related benefits.

We have net operating loss and credit carryforwards at the end of each year as follows:

(In millions)	2007	2006
Non-U.S. net operating loss carryforwards with no expiration	$175	$146
Non-U.S. net operating loss carryforwards expiring through 2022	14	15
Federal and state credit carryforwards beginning to expire in 2017	15	11
Federal credit carryforwards — discontinued operations	—	60

Our income taxes payable for federal and state purposes have been reduced by the tax benefits we receive from employee stock options. The income tax benefits we receive for certain stock options are calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. These excess net tax benefits related to employee stock options are presented in the Consolidated Statements of Cash Flows as financing activities.

The undistributed earnings of our foreign subsidiaries approximated $542 million at the end of 2007. We consider the undistributed earnings on which taxes have not previously been provided to be indefinitely reinvested; therefore, tax is not provided on these earnings. If the earnings on which tax has not been provided had been distributed in 2007, our taxes, net of foreign tax credits, would have increased by approximately $32 million.

Note 14. Special Charges

There were no special charges in 2007 or 2006. In 2005, special charges totaled $118 million and included $112 million related to the 2001 disposition of the Automotive Trim (“Trim”) business and $6 million in restructuring expense in the Industrial segment.

In 2005, the $112 million in special charges that were incurred in connection with the disposition of Trim included $91 million in impairment charges to write down preferred stock acquired in the disposition and $21 million to cover exposures related to certain guarantees for leases, environmental and workers’ compensation matters.

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

The Internal Revenue Service (“IRS”) has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions within the Finance segment. These transactions, along with other transactions with similar characteristics, have an initial investment of approximately $209 million. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS. At December 29, 2007, $180 million of deferred tax liabilities are recorded on our Consolidated Balance Sheets related to these leases. We believe that the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated and intend to vigorously defend our position.

ARH Program — The Armed Reconnaissance Helicopter (“ARH”) System Development and Demonstration (“SDD”) contract is a cost plus incentive fee contract under which our eligibility for fees is reduced as total contract costs increase. In the fourth quarter of 2006, we completed certain phases of the critical design review under the ARH SDD contract and determined the initial production configuration of the aircraft, including aircraft configuration changes required by the U.S. Government. Our cost estimates based on this configuration, which included anticipated transition to production costs, exceeded the fixed pricing contained in two options the U.S. Government had under this program for the first two Low Rate Initial Production (“LRIP”) lots. The option for the first LRIP lot expired in 2006, while the option for the second lot (for 18-36 aircraft) was set to expire in December 2007. At that time, we were in discussions with the U.S. Government related to the possible reinstatement of the first option, extension of the second option, delivery schedule, number of units to be exercised under the options and possible additional aircraft to be contracted, in addition to those under the options, at revised pricing. At the end of 2006, due to the uncertainty of this exposure and the ultimate outcome of our discussions with the U.S. Government, we did not believe that a loss was probable under the guidelines established by SFAS No. 5, “Accounting for Contingencies.”

In March 2007, we received correspondence from the U.S. Government that created uncertainty about whether it would proceed into the production phase of the ARH program. Accordingly, we provided for losses of $18 million in supplier obligations for long-lead component production incurred at our own risk to support anticipated ARH LRIP contract awards.

In the second quarter of 2007, the U.S. Army agreed to re-plan the ARH program, and we reached a non-binding memorandum of understanding (“MOU”) related to aircraft specifications, pricing methodology and delivery schedules for initial LRIP aircraft. We also agreed to conduct additional SDD activities on a funded basis. Based on the plan at that time and our related estimates of aircraft production costs, including costs related to risks associated with achieving learning curve and schedule assumptions, we expected to lose approximately $73 million on the production of the proposed initial LRIP aircraft. Accordingly, an additional charge of $55 million was taken in the second quarter of 2007 for estimated LRIP contract losses.

In December 2007, the U.S. Government’s remaining option related to production of aircraft under the original ARH program expired unexercised. We are continuing to restructure the program through negotiations with the U.S. Government, including reducing the number of units and modifying the pricing and delivery schedules previously reached under the MOU. Based on the current status of these negotiations and our contractual commitments with our vendors related to materials for the anticipated production units we have procured at our risk, we have revised our best estimate of the expected loss to $50 million, resulting in a $23 million reduction of previously established reserves. We expect that the initial LRIP contract awards will be finalized in mid-2008.

Environmental Remediation

As with other industrial enterprises engaged in similar businesses, we are involved in a number of remedial actions under various federal and state laws and regulations relating to the environment that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites on which hazardous wastes or materials were disposed or released. Our accrued environmental liabilities relate to disposal costs, U.S. Environmental Protection Agency oversight costs, legal fees, and operating and maintenance costs for both currently and formerly owned or operated facilities. Circumstances that can affect the reliability and precision of the accruals include the identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation, and the time period over which remediation may occur. We believe that any changes to the accruals that may result from these factors and uncertainties will not have a material effect on our financial position or results of operations.

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $42 million to $156 million. At the end of 2007, environmental reserves of approximately $87 million, of which $10 million are classified as current liabilities, have been established to address these specific estimated potential liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next five to 10 years. Expenditures to evaluate and remediate contaminated sites approximated $7 million, $7 million and $6 million in 2007, 2006 and 2005, respectively.

Leases

Rental expense approximated $107 million for 2007 and $89 million for each year in 2006 and 2005. Future minimum rental commitments for noncancelable operating leases in effect at the end of 2007 approximated $66 million for 2008, $57 million for 2009, $47 million for 2010, $36 million for 2011, $28 million for 2012 and a total of $173 million thereafter.

Loan Commitments

At December 29, 2007, our Finance group had unused commitments to fund new and existing customers under $1.6 billion of committed revolving lines of credit, compared with $1.3 billion at December 30, 2006. These loan commitments generally have an original duration of less than three years and do not necessarily represent future cash requirements since many of the agreements will not be used to the extent committed or will expire unused. We are not exposed to interest rate changes on these commitments since the interest rates are not set until the loans are funded.

Note 16. Research and Development

Company-funded and customer-funded research and development costs are as follows:

(In millions)	2007	2006	2005
Company-funded	$365	$351	$326
Customer-funded	449	435	366
Total research and development	$814	$786	$692

Our customer-funded research and development costs primarily are related to U.S. Government contracts, including the ARH, V-22, VH-71 and H-1 development contracts.

As part of the realignment of Bell/Agusta Aerospace Company LLC (“BAAC”) (see Note 18), Bell Helicopter, Agusta S.p.A. and two of its affiliated companies (collectively, “Agusta”) agreed to share certain Model BA609 development costs. On behalf of BAAC, Agusta will incur development costs to enhance its investment in BAAC. Agusta also may make cash contributions to reimburse portions of our development costs incurred on behalf of BAAC. Based on development costs incurred, we received $11 million, $19 million and $43 million in cash contributions from Agusta, which were recorded in income in 2007, 2006 and 2005, respectively.

During 2005, Bell Helicopter entered into four separate risk-sharing arrangements. Two of the arrangements are with commercial participants in the development of the Bell Model 429 aircraft. In 2007, one agreement was modified to reduce the amount of cash and in-kind development efforts required from the participant, with corresponding reductions in the entitlements the participant may obtain upon future Model 429 production and sales. The arrangements require contributions from the participants totaling $14 million, which are due once the development effort reaches certain predetermined milestones, as well as in-kind development contributions from one participant. The other two arrangements are with Canadian governmental organizations. These arrangements, which currently include the Model 429 aircraft and may potentially include certain future aircraft, each require cash contributions of up to CAD 115 million from the participants, based on a percentage of qualifying research and development costs incurred.

Each of the participants under these arrangements is entitled to payments from Bell Helicopter, with the commercial participants also entitled to discounts, based on future sales of the Model 429 aircraft. In addition, there are certain requirements related to production of future Model 429 aircraft in Canada. Based on the development activities completed and costs incurred, we have recorded income of $22 million, $22 million and $35 million in 2007, 2006 and 2005, respectively, related to these arrangements.

In 2007, 2006 and 2005, we received, or were due to receive, $33 million, $41 million and $78 million, respectively, in cost reimbursements of company-funded amounts from our risk-sharing partners. Based on these reimbursements, our net company-funded costs totaled $332 million, $310 million and $248 million in 2007, 2006 and 2005, respectively.

Note 17. Guarantees and Indemnifications

We extend a variety of financial and performance guarantees to third parties as provided in the table below:

	December 29, 2007		December 30, 2006
	Maximum	Carrying	Maximum	Carrying
	Potential	Amount of	Potential	Amount of
(In millions)	Payment*	Liability	Payment*	Liability
Manufacturing group:
Performance guarantee	$300	$—	$227	$—
Guaranteed minimum resale contracts	30	3	30	3
Guarantees related to dispositions	17	29	46	23
Debt obligations of joint ventures	4	—	4	—
Finance group:
Loss-sharing agreements	29	—	29	—

* These agreements include uncapped guarantees as described below.

Performance Guarantee

In 2004, through our Bell Helicopter business, we formed AgustaWestlandBell LLC (“AWB LLC”) with AgustaWestland North America Inc. (“AWNA”). This venture was created for the joint design, development, manufacture, sale, customer training and product support of the VH-71 helicopter, and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government. In March 2005, AWB LLC received a $1.2 billion cost reimbursement-type subcontract from Lockheed Martin for the System Development and Demonstration phase of the U.S. Marine Corps Helicopter Squadron Program. We guaranteed to Lockheed Martin the due and prompt performance by AWB LLC of all its obligations under this subcontract, provided that our liability under the guaranty shall not exceed 49% of AWB LLC’s aggregate liability to Lockheed Martin under the subcontract. AgustaWestland N.V., AWNA’s parent company, has guaranteed the remaining 51% to Lockheed Martin. We have entered into cross-indemnification agreements with AgustaWestland N.V. in which each party indemnifies the other related to any payments required under these agreements that result from the indemnifying party’s workshare under any subcontracts received. AWB LLC’s maximum obligation is 50% of the total contract value, which equates to $613 million, for a maximum amount of our liability under the guarantee of $300 million at December 29, 2007 through completion.

Guaranteed Minimum Resale Contracts

We have a number of guaranteed minimum resale value contracts associated with certain past aircraft sales. If the fair value of an aircraft falls below a minimum guaranteed amount, we may be required to make a future payment to the customer or provide a minimum trade-in value toward a new aircraft. These agreements generally include operating restrictions such as maximum usage over the contract period or minimum maintenance requirements. We also have guaranteed the minimum resale value of certain customer-owned aircraft anticipated to be traded in upon completion of a model currently under development. These contracts expire as follows: $3 million in each year in 2008, 2009, 2010 and 2011 and $18 million in 2012.

Guarantees Related to Dispositions

We indemnified the purchaser of the Fastening Systems business for remediation costs related to pre-existing environmental conditions to the extent they exist at the sold locations. We have estimated the fair value of these indemnifications at approximately $28 million. Potential payments under these obligations are not capped and, as a result, the maximum potential obligation cannot be determined. We also have other obligations, some which are capped, arising from sales of certain other businesses, including representations and warranties and related indemnities for environmental, health and safety, and tax and employment matters. The maximum potential payment related to other obligations that are capped is $17 million, while the maximum potential payment for the obligations that are not capped cannot be determined.

Loss-Sharing Agreements

In connection with the sale of a note receivable in 2005, our Finance group has indemnified the purchaser against potential losses in limited circumstances. The maximum potential exposure of the indemnity is estimated to be $29 million, but, due to the extremely low probability of occurrence and several other mitigating factors, including a specific indemnification from the original note issuer, no significant fair value has been attributed to the indemnity.

Software Indemnifications

We enter into software license agreements with customers through our Overwatch Systems business. These software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations.

Forward Contract

We enter into a forward contract in our common stock on an annual basis. The contract is intended to hedge the earnings and cash volatility of stock-based incentive compensation indexed to our stock. The forward contract requires annual cash settlement between the counterparties based upon a number of shares multiplied by the difference between the strike price and the prevailing common stock price. As of December 29, 2007, the contract was for approximately 2.5 million shares with a strike price of $47.28. The market price of the stock was $71.62 at December 29, 2007, resulting in a receivable of $62 million, compared with a receivable of $24 million at December 30, 2006.

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

Changes in our warranty and product maintenance liability are as follows:

(In millions)	2007	2006	2005
Accrual at beginning of year	$315	$318	$280
Provision	191	189	188
Settlements	(181)	(167)	(149)
Adjustments to prior accrual estimates*	(13)	(25)	(1)
Acquisitions	9	—	—
Accrual at end of year	$321	$315	$318

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 18. Variable Interest Entities

In the normal course of business, we have entered into various joint ventures or investments in other entities that qualify as operating businesses. Generally, these ventures meet the criteria for exclusion from the scope of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” For those ventures or investments that are within the scope of this Interpretation, we consolidate, as the primary beneficiary, the variable interest entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected losses or both, as a result of contractual or other financial interests in the entity.

BAAC is a joint venture established in 1998 between our Bell Helicopter unit and a predecessor of Agusta S.p.A. to share certain costs and profits for the joint design, development, manufacture, marketing, sale, customer training and product support of the civil tiltrotor Model BA609 and, through December 2005, the commercial helicopter Model AB139. This venture is a variable interest entity since it relies on its partners to fund the development and to provide services for substantially all of the venture’s operations. We became the primary beneficiary of BAAC on December 20, 2005 when we obtained the controlling voting interest in the venture, along with the right to absorb more than half of its expected losses and residual returns. BAAC was consolidated prospectively in our financial statements as of December 20, 2005.

On December 20, 2005, we entered into an agreement with Agusta to realign BAAC. Under this agreement, we sold our 25% profit interest in the Model AB139 medium twin helicopter program to Agusta. Agusta assumed ownership of all aspects of the Model AB139 program from BAAC, including all existing customer obligations. In exchange for our interest, we received $10 million in cash, a $20 million note and a note for contingent payments from Agusta based on future Model AB139 sales. We recognized a $30 million pre-tax gain upon the sale of our interest, which is included in segment profit. The contingent receipts are expected to begin with aircraft deliveries in 2008 and will be recorded into income prospectively as the future sales occur. At the end of 2007 and 2006, Agusta’s profit interest in the Model BA609 was approximately 32% and 30%, respectively.

Note 19. Supplemental Cash Flow and Other Information

Supplemental Cash Flow Information

We have made the following cash payments:

(In millions)	2007	2006	2005
Interest paid:
Manufacturing group*	$114	$111	$108
Finance group	388	341	204
Taxes paid, net of refunds received:
Manufacturing group	316	173	107
Finance group	48	2	22
Discontinued operations	(84)	(40)	(33)

* Cash paid for interest by the Manufacturing group includes amounts paid to our Finance group of $2 million, $4 million and $5 million in 2007, 2006 and 2005, respectively.

Accrued Liabilities

The accrued liabilities of our Manufacturing group are summarized below:

	December 29,	December 30,
(In millions)	2007	2006
Customer deposits	$1,037	$663
Warranty and product maintenance contracts	321	315
Salaries, wages and employer taxes	335	276
Deferred revenue	115	107
Acquisition-related costs	104	—
Postretirement benefits other than pension	86	92
ARH LRIP program charges	50	—
Dividends payable	58	—
Other	600	505
Total accrued liabilities	$2,706	$1,958

Note 20. Segment and Geographic Data

Our four reportable segments are: Bell, Cessna, Industrial and Finance. These segments reflect the manner in which we manage our operations. The accounting policies of the segments are the same as those described in Note 1.

Bell products include military and commercial helicopters, tiltrotor aircraft, armored security vehicles, precision weapons, airborne and ground-based surveillance systems, unmanned aircraft systems, aircraft and missile control actuators, training and simulation systems and countersniper devices, intelligence and situational awareness software for U.S. and non-U.S. governments in the defense and aerospace industries, and general aviation markets.

Cessna products include Citation business jets, Caravan single engine turboprops, single engine piston aircraft, and aftermarket services sold to a diverse base of corporate and individual buyers.

Industrial products and markets include the following:

•

Kautex products include blow-molded fuel systems and other parts, windshield and headlamp washer systems, metal fuel fillers, engine camshafts and other parts that are marketed primarily to automobile original equipment manufacturers;

•

Fluid & Power products include industrial and hydraulic pumps, mechanical transmission systems, gears and extrusion equipment marketed to original equipment manufacturers, engineering contractors, governments, and the oil, gas, petrochemical, nuclear, mining and desalinization industries;

•

Greenlee products include powered equipment, electrical test and measurement instruments, hand and hydraulic powered tools, and electrical and fiber optic connectors, principally used in the electrical construction and maintenance, plumbing, wiring, telecommunications and data communications industries; and

•

E-Z-GO and Jacobsen products include golf cars, professional turf-maintenance equipment, and off-road, multipurpose utility and specialized turf-care vehicles that are marketed primarily to golf courses, resort communities, municipalities, sporting venues, and commercial and industrial users.

Finance provides secured commercial loans and leases primarily in North America to the asset-based lending, aviation, distribution finance, golf finance, resort finance and structured capital markets.

Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges. The measurement for the Finance segment includes interest income and expense and excludes special charges. Provisions for losses on finance receivables involving the sale or lease of our products are recorded by the selling manufacturing division when our Finance group has recourse to the Manufacturing group.

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit
(In millions)	2007	2006	2005	2007	2006	2005
Bell	$3,915	$3,408	$2,881	$335	$249	$368
Cessna	5,000	4,156	3,480	865	645	457
Industrial	3,435	3,128	3,054	218	163	150
Finance	875	798	628	222	210	171
	$13,225	$11,490	$10,043	1,640	1,267	1,146
Special charges				—	—	(118)
Corporate expenses and other, net				(253)	(202)	(199)
Interest expense, net				(87)	(90)	(90)
Income from continuing operations before income taxes				$1,300	$975	$739

Revenues by product type within each segment are summarized below:

	Revenues
(In millions)	2007	2006	2005
Bell:
Rotor aircraft	$2,581	$2,347	$2,075
Armored vehicles, advanced military systems and piston aircraft engines	1,334	1,061	806
Cessna: Fixed-wing aircraft	5,000	4,156	3,480
Industrial:
Fuel systems and functional components	1,723	1,542	1,523
Industrial and hydraulic pumps, gears and other	610	517	495
Powered tools, testing and measurement equipment and other	426	373	331
Golf and turf-care products	676	696	705
Finance	875	798	628
	$13,225	$11,490	$10,043

Our revenues include sales to the U.S. Government of approximately $2.5 billion in 2007, $2.2 billion in 2006 and $1.8 billion in 2005, primarily in the Bell segment.

Other information by segment is provided below:

	Assets
(In millions)	2007	2006	2005
Bell	$4,362	$2,598	$1,966
Cessna	2,459	2,091	1,866
Industrial	2,652	2,495	2,383
Finance	9,383	9,000	7,441
Corporate	1,092	1,293	1,721
Discontinued operations	8	73	1,122
	$19,956	$17,550	$16,499

	Capital Expenditures*			Depreciation and Amortization
(In millions)	2007	2006	2005	2007	2006	2005
Bell	$139	$225	$152	$103	$67	$54
Cessna	163	121	105	86	78	84
Industrial	99	82	101	90	91	104
Finance	10	12	9	40	39	46
Corporate	12	7	13	17	15	15
	$423	$447	$380	$336	$290	$303

* Capital expenditures include amounts financed through capital leases.

Geographic Data

Presented below is selected financial information of our continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2007	2006	2005	2007	2006	2005
United States	$8,046	$7,006	$6,390	$1,565	$1,381	$1,211
Europe	2,638	2,099	1,737	295	259	237
Canada	457	462	323	81	75	68
Latin America and Mexico	853	631	533	18	21	23
Asia and Australia	730	636	617	66	65	62
Middle East and Africa	501	656	443	7	6	6
	$13,225	$11,490	$10,043	$2,032	$1,807	$1,607

* Revenues are attributed to countries based on the location of the customer.

** Property, plant and equipment, net are based on the location of the asset.

Quarterly Data

	(Unaudited)	2007				2006
	(Dollars in millions, except per share amounts)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	Revenues
	Bell	$1,085	$976	$915	$939	$965	$855	$805	$783
	Cessna	1,561	1,268	1,203	968	1,232	1,050	1,005	869
	Industrial	905	805	878	847	792	720	818	798
	Finance	212	214	239	210	212	212	192	182
	Total revenues	$3,763	$3,263	$3,235	$2,964	$3,201	$2,837	$2,820	$2,632
	Segment profit
	Bell	$84	$101	$59	$91	$48	$67	$65	$69
	Cessna	288	222	200	155	213	162	153	117
	Industrial	53	46	59	60	32	28	54	49
	Finance	48	54	68	52	52	53	56	49
	Total segment profit	473	423	386	358	345	310	328	284
	Corporate expenses and other, net	(86)	(51)	(66)	(50)	(60)	(45)	(48)	(49)
	Interest expense, net	(21)	(19)	(23)	(24)	(20)	(23)	(25)	(22)
	Income taxes	(106)	(111)	(82)	(86)	(69)	(67)	(78)	(55)
	Income from continuing operations	260	242	215	198	196	175	177	158
	(Loss) income from discontinued operations, net of income taxes	(4)	13	(5)	(2)	(1)	(6)	(108)	10
	Net income	$256	$255	$210	$196	$195	$169	$69	$168
	Basic earnings (loss) per share*
	Continuing operations	$1.04	$0.97	$0.86	$0.79	$0.78	$0.70	$0.69	$0.61
	Discontinued operations	(0.02)	0.05	(0.02)	(0.01)	—	(0.03)	(0.42)	0.03
	Basic earnings per share	$1.02	$1.02	$0.84	$0.78	$0.78	$0.67	$0.27	$0.64
	Basic average shares outstanding (In thousands)	249,650	249,332	249,703	250,095	251,088	251,618	256,906	260,186
	Diluted earnings (loss) per share*
	Continuing operations	$1.02	$0.95	$0.85	$0.78	$0.77	$0.68	$0.67	$0.60
	Discontinued operations	(0.02)	0.05	(0.02)	(0.01)	(0.01)	(0.02)	(0.41)	0.03
	Diluted earnings per share	$1.00	$1.00	$0.83	$0.77	$0.76	$0.66	$0.26	$0.63
	Diluted average shares outstanding (In thousands)	255,294	254,321	254,271	254,873	256,047	256,759	262,588	265,712
	Segment profit margins
	Bell	7.7%	10.3%	6.4%	9.7%	5.0%	7.8%	8.1%	8.8%
	Cessna	18.4	17.5	16.6	16.0	17.3	15.4	15.2	13.5
	Industrial	5.9	5.7	6.7	7.1	4.0	3.9	6.6	6.1
	Finance	22.6	25.2	28.5	24.8	24.5	25.0	29.2	26.9
	Segment profit margin	12.6%	13.0%	11.9%	12.1%	10.8%	10.9%	11.6%	10.8%
	Common stock information*
Price range:	High	$73.38	$63.13	$56.91	$49.10	$49.19	$46.56	$49.05	$47.20
	Low	$62.58	$53.01	$45.35	$44.08	$44.09	$40.55	$41.25	$37.88
	Dividends per share	$0.23	$0.23	$0.194	$0.194	$0.194	$0.194	$0.194	$0.194

* Prior period amounts have been restated to reflect a two-for-one stock split in the third quarter of 2007.

Schedule II — Valuation and Qualifying Accounts

(In millions)	2007	2006	2005
Manufacturing Group

Allowance for Doubtful Accounts
Balance at beginning of year	$34	$38	$54
Charged to costs and expenses	5	4	16
Deductions from reserves*	(5)	(8)	(32)
Balance at end of year	$34	$34	$38
Reserves for Recourse Liability to Finance Group — Continuing Operations**
Balance at beginning of year	$39	$40	$37
Charged to costs and expenses	2	—	12
Deductions from reserves*	(19)	(1)	(9)
Balance at end of year	$22	$39	$40

Inventory FIFO Reserves
Balance at beginning of year	$89	$85	$91
Charged to costs and expenses	37	29	25
Deductions from reserves*	(25)	(25)	(31)
Balance at end of year	$101	$89	$85
Finance Group

Allowance for Losses on Finance Receivables
Balance at beginning of year	$93	$96	$99
Provision for losses	33	26	29
Deduction from reserves*	(37)	(29)	(32)
Balance at end of year	$89	$93	$96

* Deductions generally included uncollectible accounts written off (less recoveries), payments, inventory disposals and currency translation adjustments.

** These reserves exclude discontinued operations liabilities of $3 million in 2007, $6 million in 2006 and $18 million in 2005. The decline in these reserves is primarily due to collections in 2007 and write-offs in 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures — We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (our “CEO”) and our Executive Vice President and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Report of Management — See page 35.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — See page 36.

Changes in Internal Controls — There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information appearing under “ELECTION OF DIRECTORS — Audit Committee,” “— Nominees for Director,” “— Directors Continuing in Office,” “— Corporate Governance,” “— Code of Ethics” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2008, is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information appearing under “ELECTION OF DIRECTORS — Compensation of Directors,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2008, is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under “SECURITY OWNERSHIP OF MANAGEMENT” and “EXECUTIVE COMPENSATION — Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2008, is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information appearing under “ELECTION OF DIRECTORS — Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Management and Others” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2008, is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2008, is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules — See Index on Page 34 .

Exhibits

3.1	Restated Certificate of Incorporation of Textron as filed January 29, 1998. Incorporated by reference to Exhibit 3.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

3.2	Amended and Restated By-Laws of Textron Inc. Incorporated by reference to Exhibit 3.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

4.1A

Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trus tBank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).

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

4.3B

Amended and Restated Series 2001-1 Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated herein by reference to Exhibit 4.2 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3C

Series 2005-A Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated herein by reference to Exhibit 4.3 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3D

Series 2006-A Supplement, dated as of April 19, 2006, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated herein by reference to Exhibit 4.1 of Textron Financial Corporation’s Current Report on Form 8-K filed April 24, 2006.

4.3E

Series 2007-A Supplement, dated as of March 29, 2007, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated herein by reference to Exhibit 4.1 to Textron Financial Corporation’s current report on Form 8-K filed March 29, 2007.

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

10.1A

Textron Inc. 2007 Long-Term Incentive Plan (amended and restated as of May 1, 2007). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1D	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1E	Form of Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 99.5 to Textron’s Current Report on Form 8-K filed January 29, 2008.

10.1F	Form of Performance Share Unit Grant Agreement.

10.1G

Performance Factors for Executive Officers for Performance Share Units under Textron Inc. 2007 Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.2 to Textron’s Current Report on Form 8-K filed January 29, 2008.

10.2A

Textron Inc. Short-Term Incentive Plan (As amended and restated effective July 25, 2007). Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.2B	Objectives for Executive Officers under Textron Inc. Short-Term Incentive Plan. Incorporated by reference to Exhibit 99.1 to Textron’s Current Report on Form 8-K filed January 29, 2008.

10.3A

Textron Inc. 1999 Long-Term Incentive Plan for Textron Employees (Amended and Restated Effective July 25, 2007). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.3B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10Q for the fiscal quarter ended July 3, 2004.

10.3C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.3D	Form of Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.4A	Performance Share Unit Plan for Textron Employees (July 25, 2007). Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.4B	Performance Factors for Executive Officers for Performance Share Units. Incorporated by reference to Exhibit 10.8B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

10.5A	Textron Spillover Savings Plan. Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.5B	Amendment to the Textron Spillover Savings Plan, effective July 25, 2007.

10.6

Textron Spillover Pension Plan, As Amended and Restated Effective January 1, 2008, including Appendix A, Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007). Incorporated by reference to Exhibit 10.6 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.7

Supplemental Retirement Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2008, including Appendix A, Provisions of the Supplemental Retirement Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.7 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.8

Deferred Income Plan for Textron Executives, Effective January 1, 2008, including Appendix A, Provisions of the Deferred Income Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.8 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.9

Severance Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2008. Incorporated by reference to Exhibit 10.9 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.10

Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2008, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.11

Survivor Benefit Plan for Textron Key Executives (As amended and restated effective July 25, 2007). Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.12A	Textron 1994 Long-Term Incentive Plan (“1994 Plan”). Incorporated by reference to Exhibit 10 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.

10.12B	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.9B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

10.12C	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.6 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999.

10.12D	Amendment to 1994 Plan. Incorporated by reference to Exhibit 10.8D to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

10.13

Form of Indemnity Agreement between Textron and its directors and executive officers. Incorporated by reference to Exhibit A to Textron’s Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.

10.14

Amended and Restated Employment Agreement between Textron and John D. Butler dated May 4, 2006. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006.

10.15A

Employment Agreement between Textron and Lewis B. Campbell dated July 23, 1998. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

10.15B

Amendment dated May 6, 2005, to Employment Agreement between Textron and Lewis B. Campbell. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005

10.15C

Second Amendment, dated May 4, 2006, to Employment Agreement between Textron and Lewis B. Campbell. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006.

10.16

Employment Agreement between Textron and Ted R. French dated December 21, 2000. Incorporated by reference to Exhibit 10.15A to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.17

Amended and Restated Employment Agreement between Textron and Mary L. Howell dated May 4, 2006. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006.

10.18

Amended and Restated Employment Agreement between Textron and Terrence O’Donnell dated May 4, 2006. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006.

10.19

Employment Agreement between Textron and Kenneth C. Bohlen dated July 18, 2000. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

10.20A

Restricted Stock Awards granted to Lewis B. Campbell on January 1, 2001. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.20B	Amendments to Retention Awards granted to Lewis B. Campbell. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

10.21	Director Compensation.

10.22A

5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent (the “5-Year Credit Agreement”). Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.

10.22B	Amendment No. 1, dated as of April 21, 2006, to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 25, 2006.

10.22C	Amendment No. 2, dated as of April 20, 2007 to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 24, 2007.

10.23A

364-Day Credit Agreement dated March 31, 2003, among Textron Inc., the Banks listed therein and JPMorgan Chase Bank, N.A., as Administrative Agent (the “364-Day Credit Agreement”). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.

10.23B	Amendment, dated as of July 28, 2003, to the 364-Day Credit Agreement. Incorporated by reference to Exhibit 10.19 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.23C

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

10.24C

Amendment No. 2, dated as of July 25, 2005, to the 364-Day Credit Agreement dated as of July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 of Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.

10.25A

Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.25B

Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.

10.25C

Amendment No. 2, dated as of April 28, 2006, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed May 1, 2006.

10.25D

Amendment No. 3, dated as of April 27, 2007, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K dated April 27, 2007.

10.26A

Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Confidential treatment has been requested for portions of this agreement. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.26B

Amendment No. 4 to Master Services Agreement between Textron Inc. and Computer Services Corporation, dated July 1, 2007. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

12.1	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron Manufacturing.

12.2	Computation of ratio of income to combined fixed charges and preferred stock dividends of Textron including all majority-owned subsidiaries.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of February 2008.

TEXTRON INC.
Registrant

By:	/s/Ted R. French
Ted R. French
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 20th day of February 2008, by the following persons on behalf of the registrant and in the capacities indicated:

	Name	Title

	/s/ Lewis B. Campbell	Chairman, President and Chief Executive Officer,
	Lewis B. Campbell Director*	Director

*
	H. Jesse Arnelle	Director

*
	Kathleen M. Bader	Director

*
	R. Kerry Clark	Director

*
	Ivor J. Evans	Director

*
	Lawrence K. Fish	Director

*
	Joe T. Ford	Director

*
	Paul E. Gagné	Director

*
	Dain M. Hancock	Director

*
	Lord Powell of Bayswater KCMG	Director

*
	Thomas B. Wheeler	Director

*
	James L. Ziemer	Director

	/s/Ted R. French	Executive Vice President and
	Ted R. French	Chief Financial Officer
(principal financial officer)

	/s/Richard L. Yates	Senior Vice President and Corporate Controller
	Richard L. Yates	(principal accounting officer)

*By:	/s/ Jayne M. Donegan
Jayne M. Donegan Attorney-in-fact