Form 10-Q
period 2008-04-25
TEXTRON INC
filed 2008-04-25
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended March 29, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-5480

Textron Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0315468
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Westminster Street, Providence, RI	02903
(Address of principal executive offices)	(zip code)

Registrant’s Telephone Number, Including Area Code: (401) 421-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ü   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “Large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [  ✓ ]                                                         Accelerated filer  [      ]

Non-accelerated filer    [      ]                                                         Smaller reporting company   [      ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes       No  ✓

Common stock outstanding at April 12, 2008 - 249,238,655 shares

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 29, 2008	March 31, 2007
Revenues
Manufacturing	$3,304	$2,754
Finance	214	210
Total revenues	3,518	2,964
Costs, expenses and other
Cost of sales	2,594	2,180
Selling and administrative	429	372
Interest expense, net	115	123
Provision for losses on finance receivables	27	5
Total costs, expenses and other	3,165	2,680
Income from continuing operations before income taxes	353	284
Income taxes	(117)	(86)
Income from continuing operations	236	198
Loss from discontinued operations, net of income taxes	(5)	(2)
Net income	$231	$196
Basic earnings per share
Continuing operations	$0.95	$0.79
Discontinued operations	(0.02)	(0.01)
Basic earnings per share	$0.93	$0.78
Diluted earnings per share
Continuing operations	$0.93	$0.78
Discontinued operations	(0.02)	(0.01)
Diluted earnings per share	$0.91	$0.77
Dividends per share
$2.08 Preferred stock, Series A	$0.52	$0.52
$1.40 Preferred stock, Series B	$0.35	$0.35
Common stock	$0.23	$0.194

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions)
	March 29, 2008	December 29, 2007
Assets
Manufacturing group
Cash and cash equivalents	$314	$471
Accounts receivable, less allowance for doubtful accounts of $35 and $34	1,181	1,083
Inventories	3,074	2,724
Other current assets	483	568
Total current assets	5,052	4,846
Property, plant and equipment, less accumulated depreciation and amortization of $2,475 and $2,388	2,001	1,999
Goodwill	2,152	2,132
Other assets	1,598	1,596
Total Manufacturing group assets	10,803	10,573
Finance group
Cash	47	60
Finance receivables, less allowance for losses of $105 and $89	8,634	8,514
Goodwill	169	169
Other assets	1,113	640
Total Finance group assets	9,963	9,383
Total assets	$20,766	$19,956
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$385	$355
Accounts payable	1,082	927
Accrued liabilities	2,789	2,840
Total current liabilities	4,256	4,122
Other liabilities	2,165	2,289
Long-term debt	1,801	1,793
Total Manufacturing group liabilities	8,222	8,204
Finance group
Other liabilities	540	462
Deferred income taxes	474	472
Debt	7,936	7,311
Total Finance group liabilities	8,950	8,245
Total liabilities	17,172	16,449
Shareholders’ equity
Capital stock:
Preferred stock	2	2
Common stock	32	32
Capital surplus	1,201	1,193
Retained earnings	2,940	2,766
Accumulated other comprehensive loss	(424)	(400)
	3,751	3,593
Less cost of treasury shares	157	86
Total shareholders’ equity	3,594	3,507
Total liabilities and shareholders’ equity	$20,766	$19,956
Common shares outstanding (in thousands)	249,099	250,061

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 29, 2008 and March 31, 2007, respectively
(In millions)
	Consolidated
	2008	2007
Cash flows from operating activities:
Net income	$231	$196
Less: Loss from discontinued operations	(5)	(2)
Income from continuing operations	236	198
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Earnings of Finance group, net of distributions	-	-
Depreciation and amortization	103	74
Provision for losses on finance receivables	27	5
Share-based compensation	13	8
Deferred income taxes	2	-
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(78)	(111)
Inventories	(349)	(288)
Other assets	86	33
Accounts payable	144	81
Accrued and other liabilities	(123)	(12)
Captive finance receivables, net	59	(74)
Other operating activities, net	5	21
Net cash provided by (used in) operating activities of continuing operations	125	(65)
Net cash used in operating activities of discontinued operations	(20)	(5)
Net cash provided by (used in) operating activities	105	(70)
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(2,846)	(2,886)
Repaid	1,933	2,340
Proceeds on receivables sales and securitization sales	372	591
Net cash used in acquisitions	(100)	-
Capital expenditures	(84)	(61)
Proceeds from sale of property, plant and equipment	1	1
Other investing activities, net	8	14
Net cash used in investing activities of continuing operations	(716)	(1)
Net cash provided by investing activities of discontinued operations	-	17
Net cash (used in) provided by investing activities	(716)	16
Cash flows from financing activities:
Increase (decrease) in short-term debt	718	(720)
Proceeds from issuance of long-term debt	424	874
Principal payments and retirements of long-term debt	(561)	(102)
Proceeds from option exercises	6	26
Purchases of Textron common stock	(96)	(171)
Dividends paid	(57)	(49)
Dividends paid to Manufacturing group	-	-
Net cash provided by (used in) financing activities of continuing operations	434	(142)
Effect of exchange rate changes on cash and cash equivalents	7	1
Net decrease in cash and cash equivalents	(170)	(195)
Cash and cash equivalents at beginning of period	531	780
Cash and cash equivalents at end of period	$361	$585
See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended March 29, 2008 and March 31, 2007, respectively
(In millions)
	Manufacturing Group*		Finance Group*
	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$231	$196	$31	$35
Less: Loss from discontinued operations	(5)	(2)	-	-
Income from continuing operations	236	198	31	35
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	111	100	-	-
Depreciation and amortization	93	65	10	9
Provision for losses on finance receivables	-	-	27	5
Share-based compensation	13	8	-	-
Deferred income taxes	-	(2)	2	2
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(78)	(111)	-	-
Inventories	(342)	(276)	-	-
Other assets	80	33	1	-
Accounts payable	144	81	-	-
Accrued and other liabilities	(111)	(21)	(12)	9
Captive finance receivables, net	-	-	-	-
Other operating activities, net	12	11	(7)	9
Net cash provided by operating activities of continuing operations	158	86	52	69
Net cash used in operating activities of discontinued operations	(20)	(5)	-	-
Net cash provided by operating activities	138	81	52	69
Cash flows from investing activities:
Finance receivables:
Originated or purchased	-	-	(3,033)	(3,111)
Repaid	-	-	2,092	2,469
Proceeds on receivables sales and securitization sales	-	-	459	613
Net cash used in acquisitions	(100)	-	-	-
Capital expenditures	(81)	(59)	(3)	(2)
Proceeds from sale of property, plant and equipment	1	1	-	-
Other investing activities, net	(2)	-	8	3
Net cash used in investing activities of continuing operations	(182)	(58)	(477)	(28)
Net cash provided by investing activities of discontinued operations	-	17	-	-
Net cash used in investing activities	(182)	(41)	(477)	(28)
Cash flows from financing activities:
Increase (decrease) in short-term debt	75	(42)	643	(678)
Proceeds from issuance of long-term debt	-	-	424	874
Principal payments and retirements of long-term debt	(48)	(1)	(513)	(101)
Proceeds from option exercises	6	26	-	-
Purchases of Textron common stock	(96)	(171)	-	-
Dividends paid	(57)	(49)	-	-
Dividends paid to Manufacturing group	-	-	(142)	(135)
Net cash (used in) provided by financing activities of continuing operations	(120)	(237)	412	(40)
Effect of exchange rate changes on cash and cash equivalents	7	1	-	-
Net (decrease) increase in cash and cash equivalents	(157)	(196)	(13)	1
Cash and cash equivalents at beginning of period	471	733	60	47
Cash and cash equivalents at end of period	$314	$537	$47	$48
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

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1:  Basis of Presentation

The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2007.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

As discussed in Note 10: Segment Information, we changed our segment structure effective as of the beginning of fiscal 2008.  Our segments now include Cessna, Bell, Defense & Intelligence, Industrial and Finance. Prior periods have been recast to reflect the new segment reporting structure.

Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc., consolidated with the entities that operate in the Cessna, Bell, Defense & Intelligence and Industrial segments, while the Finance group consists of the Finance segment, comprised of Textron Financial Corporation and its subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the consolidated financial statements.  All significant intercompany transactions are eliminated from the consolidated financial statements, including retail and wholesale financing activities for inventory sold by our Manufacturing group that is financed by our Finance group.

In July 2007, our Board of Directors approved a two-for-one split of our common stock which was effected in August 2007.  The prior period financial statements have been restated to reflect the effect of the split on share and per share amounts.

Note 2:  Inventories
(In millions)	March 29, 2008	December 29, 2007
Finished goods	$912	$762
Work in process	1,900	1,868
Raw materials	742	636
	3,554	3,266
Less progress/milestone payments	480	542
	$3,074	$2,724

Note 3:  Comprehensive Income

Our comprehensive income for the periods is provided below:

	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Net income	$231	$196
Other comprehensive income (loss):
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	10	15
Deferred losses on hedge contracts	(16)	(4)
Other	(18)	2
Comprehensive income	$207	$209

Note 4:  Earnings per Share

We calculate basic and diluted earnings per share based on income available to common shareholders, which approximates net income for each period.  We use the weighted-average number of common shares outstanding during the period for the computation of basic earnings per share. Diluted earnings per share includes the dilutive effect of convertible preferred shares, stock options and restricted stock units in the weighted-average number of common shares outstanding.

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended
(In thousands)	March 29, 2008	March 31, 2007
Basic weighted-average shares outstanding	249,158	250,095
Dilutive effect of convertible preferred shares, stock options and restricted stock units	5,190	4,778
Diluted weighted-average shares outstanding	254,348	254,873

Note 5:  Share-Based Compensation

The compensation expense we recorded in net income for our share-based compensation plans is as follows:

	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Compensation expense, net of hedge income or expense	$6	$13
Income tax expense (benefit)	11	(2)
Total net compensation cost included in net income	$17	$11

Stock Options
The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.  The weighted-average fair value of options granted per share was $14 in the first quarter of both 2008 and 2007. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model.  Expected volatilities are based on implied volatilities from traded options on our common stock, historical volatilities and other factors.  We use historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.

The weighted-average assumptions used in our Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	Three Months Ended
	March 29, 2008		March 31, 2007
Dividend yield	2%		2%
Expected volatility	30%		30%
Risk-free interest rate	3%		5%
Expected lives (In years)	5.	0	5.	5

Stock option activity under the 2007 Long-Term Incentive Plan for the first quarter of 2008 is as follows:

	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	9,024	$35.37	6.3	$316
Granted	1,458	54.17
Exercised	(178)	32.46
Canceled, expired or forfeited	(39)	38.74
Outstanding at end of period	10,265	$38.08	6.6	$168
Exercisable at end of period	7,014	$32.90	5.4	$151

Restricted Stock Units
The fair value of a restricted stock unit paid in stock that was granted in 2007 is based on the trading price of our common stock on the date of grant, less required adjustments to reflect the fair value of the award as dividends are not paid on these units until the restricted stock unit vests. Beginning with the 2008 grant, cash dividends will be paid on a quarterly basis prior to vesting. The fair value of a restricted stock unit paid in stock granted in 2008 is based on the trading price of our common stock on the date of grant. The weighted-average grant date fair value of restricted stock units paid in stock that were granted in the first quarter of 2008 and 2007 was approximately $54 and $43 per share, respectively.

Activity for restricted stock units paid in stock during the three months ended March 29, 2008 is as follows:

(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period, nonvested	2,506	$37.40
Granted	593	54.38
Vested	(321)	32.04
Forfeited	(97)	37.24
Outstanding at end of period, nonvested	2,681	$41.80

Share-Based Compensation Awards
The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:

	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Subject only to service conditions:
Value of shares, options or units vested	$31	$25
Intrinsic value of cash awards paid	4	4
Subject to performance vesting conditions:
Intrinsic value of cash awards paid	41	42
Intrinsic value of amounts paid under Deferred Income Plan	3	2

Note 6:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans for the three months ended March 29, 2008 and March 31, 2007 are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2008	2007	2008	2007
Service cost	$37	$33	$2	$2
Interest cost	82	73	11	10
Expected return on plan assets	(109)	(99)	-	-
Amortization of prior service cost (credit)	5	4	(1)	(1)
Amortization of net loss	6	13	4	6
Net periodic benefit cost	$21	$24	$16	$17

Note 7:  Commitments and Contingencies

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

The Internal Revenue Service (IRS) has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions within the Finance segment.  These transactions, along with other transactions with similar characteristics, have an initial investment of approximately $209 million.  Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS.  Deferred tax liabilities of $180 million are recorded on our consolidated balance sheet related to these leases at March 29, 2008. We believe that the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated and intend to vigorously defend our position.

Armed Reconnaissance Helicopter (ARH) Program — The ARH program includes a development phase, covered by the System Development and Demonstration (SDD) contract, and a production phase.  The SDD contract is a cost plus incentive fee contract under which our eligibility for fees is reduced as total contract costs increase.   Since 2006, the costs of the SDD contract have exceeded the threshold at which we are eligible to earn profit.  In December 2007, we agreed to expand the scope of the development contract efforts on a funded basis.

During 2007, we continued to restructure the production portion of this program through negotiations with the U.S. Government, which included reducing the number of units and modifying the pricing and delivery schedules. Based on the status of the negotiations during the year and contractual commitments with our vendors related to materials for the anticipated production units we procured at our risk, we established reserves in 2007 representing our best estimate of the expected loss for this program.  At December 29, 2007, reserves for this program totaled $50 million.

In April 2008, we received a request for proposal from the U.S. Government for the restructured low-rate initial production (LRIP) program, and we expect that the contract for the initial lot will be finalized later this year. The $50 million reserve recorded in 2007 remains our best estimate of the expected loss at this time.

Note 8:  Guarantees and Indemnifications

As disclosed under the caption “Guarantees and Indemnifications” in Note 17 to the Consolidated Financial Statements in Textron’s 2007 Annual Report on Form 10-K, we have issued or are party to certain guarantees.  As of March 29, 2008, there has been no material change to these guarantees.

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

Changes in our warranty and product maintenance liabilities are as follows:

	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Accrual at the beginning of period	$321	$315
Provision	46	45
Settlements	(50)	(46)
Adjustments to prior accrual estimates	(10)	6
Accrual at the end of period	$307	$320

Note 9:  Fair Values of Assets and Liabilities

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007.  SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed until the first quarter of 2009 the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

The adoption of SFAS No. 157 for our financial assets and liabilities in the first quarter of 2008 did not have a material impact on our financial position or results of operations. Our nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, intangible assets, property, plant and equipment and other long-term investments, which primarily represent collateral that is received by the Finance group in satisfaction of troubled loans.  We do not expect that the adoption of SFAS No. 157 for these nonfinancial assets and liabilities will have a material impact on our financial position or results of operations.

In accordance with the provisions of SFAS No. 157, we measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Statement prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy.  This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions.  Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2.  Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances.  Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the assets and liabilities measured at fair value on a recurring basis at March 29, 2008 categorized by the level of inputs used in the valuation of each asset and liability.

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Manufacturing group
Foreign exchange rate forwardcontracts, net	$18	$-	$18	$-
Total Manufacturing group	18	-	18	-
Finance group
Interest-only strips	52	-	-	52
Other marketable securities	18	-	18	-
Derivative financial instruments, net	64	-	64	-
Total Finance group	134	-	82	52
Total assets	$152	$-	$100	$52
Liabilities
Manufacturing group
Cash settlement forward contract	$20	$20	$-	$-
Total Manufacturing group	20	20	-	-
Total liabilities	$20	$20	$-	$-

Valuation Techniques

Manufacturing Group
Foreign exchange rate forward contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign exchange forward market rates published by third-party leading financial news and data providers.  This is observable data that represents the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. We record changes in the fair value of these contracts, to the extent they are effective as hedges, in other comprehensive income. If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in income.

Cash settlement forward contracts on our common stock are used to manage the expense related to stock-based compensation awards.  The use of these forward contracts modifies compensation expense exposure to changes in the stock price with the intent of reducing potential variability.  These contracts are measured at fair value using the market method valuation technique.  Since the input to this technique is based on the quoted price of our common stock at the measurement date, it is classified as Level 1.  Gains or losses on these instruments are recorded as an adjustment to compensation expense.

Finance Group
Interest-only strips are generally retained upon the sale of finance receivables to qualified special purpose trusts. These interest-only strips are initially recorded at the allocated carrying value, which is determined based on the relative fair values of the finance receivables sold and the interests retained.  We estimate fair value upon the initial recognition of the retained interest based on the present value of expected future cash flows using our best estimates of key assumptions – credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved.  These inputs are classified as Level 3 since they reflect our own assumptions about the assumptions market participants would use in pricing these assets based on the best information available in the circumstances.  We review the fair values of the interest-only strips quarterly using a discounted cash flow model and updated assumptions, and compare such amounts with the carrying value. When a change in fair value is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.  If a decline in the fair value is determined to be other than temporary, we record a corresponding charge to income.

Other marketable securities represent investments in notes receivable issued by securitization trusts that purchase timeshare notes receivable from resort developers.  These notes are classified as available-for-sale securities and are held at fair value, which is based on observable inputs for similar securitization interests in markets that are currently inactive.  Changes in fair value for these notes are recorded in other comprehensive income. If a decline in the fair value is determined to be other than temporary, we record a corresponding charge to income.

Derivative financial instruments are measured at fair value based on observable market inputs for various interest rates and foreign currency rates published by third-party leading financial news and data providers.  This is observable data that represents the rates used by market participants for instruments entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. Changes in fair value for these instruments are primarily recorded in interest expense.

Changes in Fair Value for Unobservable Inputs

The table below presents the change in fair value measurements that used significant unobservable inputs (Level 3) during the period ended March 29, 2008:

(In millions)	Interest-only Strips
Balance, beginning of period	$43
Net gains for the period:
Increase due to securitization gains on sale of finance receivables	21
Change in value recognized in Finance revenues	1
Change in value recognized in other comprehensive income	2
Collections	(15)
Balance, end of period	$52

We also adopted the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” in the first quarter of 2008. This Statement allows us to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. We did not elect to re-measure any of our existing financial assets or liabilities under the provisions of this Statement.

Note 10:  Segment Information

Prior to fiscal 2008, Textron reported segment financial results within four segments: Bell, Cessna, Industrial and Finance.  The Bell segment consisted of Bell Helicopter and the Textron Systems division. With recent acquisitions and organic growth, the Textron Systems division now provides a significant portion of our consolidated revenues.  As Textron Systems and Bell Helicopter both continue to grow, these businesses require autonomy from each other and dedicated management focus.  Effective at the beginning of fiscal 2008, we changed our segment reporting by separating the former Bell segment into two segments: the Bell segment and the Defense & Intelligence segment.  The Cessna, Industrial and Finance segments have not been changed. We now operate in, and will report financial information for, the following five business segments: Cessna, Bell, Defense & Intelligence, Industrial and Finance. These segments reflect the manner in which we now manage our operations. Prior periods have been restated to reflect the new segment reporting structure.

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

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
REVENUES
MANUFACTURING:
Cessna	$1,246	$968
Bell	574	580
Defense & Intelligence	575	359
Industrial	909	847
	3,304	2,754
FINANCE	214	210
Total revenues	$3,518	$2,964
SEGMENT OPERATING PROFIT
MANUFACTURING:
Cessna	$207	$155
Bell	53	25
Defense & Intelligence	71	66
Industrial	50	60
	381	306
FINANCE	42	52
Segment profit	423	358
Corporate expenses and other, net	(40)	(50)
Interest expense, net	(30)	(24)
Income from continuing operations before income taxes	$353	$284

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues and Segment Profit

Revenues increased $554 million, or 19%, to $3.5 billion in the first quarter of 2008 compared with the first quarter of 2007.  This increase is primarily due to revenues from newly acquired businesses of $263 million, higher manufacturing volume of $180 million, higher pricing of $83 million and favorable foreign exchange of $52 million in the Industrial segment. These increases were partially offset by the impact of last year’s reimbursement of costs related to Hurricane Katrina of $28 million.

Segment profit increased $65 million, or 18%, to $423 million in the first quarter of 2008, compared with the first quarter of 2007.  This increase is primarily due to higher pricing of $83 million, the benefit from higher volume and mix of $26 million, favorable cost performance of $20 million and the benefit from newly acquired businesses of $13 million.  These increases were partially offset by inflation of $69 million and lower segment profit in the Finance segment of $10 million.

Backlog

Backlog in the aircraft and defense businesses grew by $3.3 billion to $22 billion at the end of first quarter of 2008, compared to the end of 2007.  Approximately $1.9 billion of this increase was at Cessna and $1.4 billion at Bell.  At Cessna, new business jet orders outpaced deliveries by 2.5 to 1, with 66% of these new orders from international customers, compared with approximately 47% in the first quarter of 2007.  Bell’s backlog increased as a result of a multi-year procurement contract entered into in March for the V-22 tiltrotor aircraft, which added $1.2 billion to backlog for the first funded lot and certain advanced procurement for additional lots.  The remaining contract value of $4.7 billion will be reflected in backlog as each subsequent production lot is funded.

Corporate Expenses and Other, net

Corporate expenses and other, net decreased $10 million in the first quarter of 2008, compared with 2007, primarily due to $12 million of lower compensation expenses as a result of our stock price depreciation.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended
	March 29, 2008	March 31, 2007
Federal statutory income tax rate	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.8	0.7
Foreign tax rate differential	(6.0)	(2.1)
Manufacturing deduction	(1.3)	(1.4)
Equity hedge income	3.3	0.5
Canadian functional currency	-	(0.5)
Other, net	0.3	(1.9)
Effective income tax rate	33.1%	30.3%

Segment Analysis

Prior to fiscal 2008, we reported segment financial results within four segments: Bell, Cessna, Industrial and Finance.  The Bell segment consisted of Bell Helicopter and the Textron Systems division. With recent acquisitions and organic growth, the Textron Systems division now provides a significant portion of our consolidated revenues.  As Textron Systems and Bell Helicopter both continue to grow, these businesses require autonomy from each other and dedicated management focus.  Effective at the beginning of fiscal 2008, we changed our segment reporting by separating the former Bell segment into two segments: the Bell segment and the Defense & Intelligence segment.  The Cessna, Industrial and Finance segments have not been changed. We now operate in, and report financial information for, the following five business segments: Cessna, Bell, Defense & Intelligence, Industrial and Finance. These segments reflect the manner in which we now manage our operations. Prior periods have been recast to reflect the new segment reporting structure.

Segment profit is an important measure used to evaluate performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense and certain corporate expenses.  The measurement for the Finance segment includes interest income and expense.

Cessna
	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Revenues	$1,246	$968
Segment profit	207	155

In the first quarter of 2008, Cessna’s revenues and segment profit increased $278 million and $52 million, respectively, compared with 2007.  Revenues increased largely due to higher volume of $212 million, reflecting higher Citation business jet deliveries, improved pricing of $58 million and an $8 million benefit from a newly acquired business. We delivered 95 jets in the first quarter of 2008, compared with 67 jets in the first quarter of 2007. Segment profit increased primarily due to improved pricing of $58 million, the $44 million impact from higher volume and favorable warranty performance of $12 million, partially offset by inflation of $32 million and increased engineering and product development expense of $18 million.

Bell
	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Revenues	$574	$580
Segment profit	53	25

U.S. Government Business
Revenues and segment profit for Bell’s U.S. Government business increased $50 million and $27 million, respectively, in the first quarter of 2008, compared with 2007.  The increase in revenues is mainly due to higher V-22 volume of $49 million and higher spares and service revenue of $7 million, partially offset by lower H-1 program revenue of $11 million.  The increase in segment profit for this business is primarily due to improved cost performance of $19 million, largely due to the impact of a $25 million charge to the Armed Reconnaissance Helicopter (ARH) program in the first quarter of 2007 related to costs incurred and supplier obligations in excess of funding, and an $8 million contribution from higher volume and mix.  During the first quarter of 2008, we recorded a net charge of $5 million for the H-1 program, which was consistent with a $5 million charge for the program in the first quarter of 2007.  The 2008 charge is primarily related to the impact of a cabin supply issue on remaining Lot 3 and 4 deliveries.

ARH Program — The ARH program includes a development phase, covered by the System Development and Demonstration (SDD) contract, and a production phase.  The SDD contract is a cost plus incentive fee contract under which our eligibility for fees is reduced as total contract costs increase.  Since 2006, the costs of the SDD contract have exceeded the threshold at which we are eligible to earn profit.  In December 2007, we agreed to expand the scope of the development contract efforts on a funded basis.

During 2007, we continued to restructure the production portion of this program through negotiations with the U.S. Government, which included reducing the number of units and modifying the pricing and delivery schedules. Based on the status of the negotiations during the year and contractual commitments with our vendors related to materials for the anticipated production units we procured at our risk, we established reserves in 2007 representing our best estimate of the expected loss for this program.  At December 29, 2007, reserves for this program totaled $50 million.

In April 2008, we received a request for proposal from the U.S. Government for the restructured low-rate initial production (LRIP) program, and we expect that the contract for the initial lot will be finalized later this year. The $50 million reserve recorded in 2007 remains our best estimate of the expected loss at this time.  Until the contract negotiations are finalized, including pricing, aircraft specifications and delivery schedules, losses related to future contract awards or recovery of our vendor obligations are uncertain.

Commercial Business
Revenues for Bell’s commercial business decreased $56 million, while segment profit increased $1 million in the first quarter of 2008, compared with 2007.  The decrease in revenues for this business is primarily due to lower helicopter volume of $76 million, partially offset by higher pricing of $13 million and $6 million in revenues from newly acquired businesses.  Segment profit reflects favorable cost performance of $15 million and higher pricing of $13 million, which were essentially offset by the unfavorable impact from lower volume of $17 million and inflation of $10 million.

Defense & Intelligence
	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Revenues	$575	$359
Segment profit	71	66

Revenues and segment profit increased $216 million and $5 million, respectively, in the first quarter of 2008, compared with 2007.  The increase in revenues is primarily due to the acquisition of AAI, which contributed $245 million, partially offset by the impact of a $28 million reimbursement of costs in the first quarter of 2007 related to Hurricane Katrina.  Increased volume from higher intelligent battlefield systems revenue of $15 million and higher Lycoming sales of $8 million, was offset by lower Sensor Fused Weapon deliveries of $14 million and lower Joint Direct Attack Munitions volume of $11 million.

Segment profit increased primarily due to the benefit from the newly acquired AAI business of $18 million, partially offset by unfavorable cost performance of $6 million and a $6 million combined impact from inflation and pricing. Cost performance reflects the impact from a 2007 cost reimbursement related to Hurricane Katrina of $28 million, partially offset by net favorable program performance of $22 million, mainly related to $17 million for the Armored Security Vehicle (ASV).  ASV performance reflects $5 million related to the favorable resolution of several customer and vendor claims during the quarter.

Industrial
	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Revenues	$909	$847
Segment profit	50	60

Revenues in the Industrial segment increased $62 million while segment profit decreased $10 million in the first quarter of 2008, compared with 2007.  Revenues increased primarily due to a favorable foreign exchange impact of $52 million and higher pricing of $13 million.  Volume decreased $7 million as lower revenue in the golf and turf businesses of $20 million was partially offset by a $15 million combined increase at Fluid & Power and Kautex.  The decrease in segment profit was mainly due to inflation of $21 million, largely reflecting higher material costs of $16 million, partially offset by higher pricing of $13 million.

Finance
	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Revenues	$214	$210
Segment profit	42	52

Revenues in the Finance segment increased $4 million in the first quarter of 2008, compared with 2007, primarily due to a $14 million increase in securitization gains and other fee income, last year’s $11 million reduction in revenues upon the recognition of a residual value impairment and  $5 million in higher revenues resulting from $267 million in higher average finance receivables. These increases were largely offset by a $28 million decrease in revenues as a result of the decline in market interest rates.  The increase in securitization gains was primarily attributable to the sale of an additional $180 million of receivables into the Aviation Finance securitization and the increase in other fee income was primarily the result of a gain on the sale of our remaining interest in a leveraged lease investment and increased syndication fees.

Profit in the Finance segment decreased $10 million in the first quarter of 2008, compared with 2007, primarily due to a $22 million increase in the provision for loan losses and a $10 million impact on net margin due to an increase in borrowing costs relative to various market rate indices, partially offset by the increase in securitization gains and other income of $14 million and the impact of last year’s $11 million reduction in revenues upon the recognition of a residual value impairment.  The increase in the provision for loan losses was primarily driven by a $15 million reserve established for one account in the asset-based lending portfolio and weakening portfolio quality in the distribution finance portfolio as general U.S. economic conditions have impacted borrowers in certain industries.

Borrowing costs increased relative to various market rate indices as credit market volatility continued during the quarter.  The increase was primarily driven by two factors.  The majority of our variable-rate term debt resets quarterly based on LIBOR and a substantial portion of our variable-rate assets reset monthly based on the Prime rate.  Based on this mismatch, the Prime rate reductions in the quarter were reflected in our finance receivable portfolio yield in advance of being reflected in our borrowing costs.  In addition, we experienced increased borrowing spreads on issuances of commercial paper and term debt in comparison with 2007.

The following table presents information about the Finance segment’s credit performance:

	March 29,	December 29,
(Dollars in millions)	2008	2007
Nonperforming assets	$179	$123
Nonaccrual finance receivables	$139	$79
Allowance for losses	$105	$89
Ratio of nonperforming assets to total finance assets	1.84%	1.34%
Ratio of allowance for losses on receivables to nonaccrual finance receivables	75.9%	111.7%
60+ days contractual delinquency as a percentage of finance receivables	0.33%	0.43%

Net charge-offs increased $7 million to $11 million in the first quarter of 2008, compared with the first quarter of 2007.  This increase is primarily related to the distribution finance portfolio largely as a result of the weakening U.S. general economic conditions.  Nonperforming assets increased $56 million primarily due to a $58 million increase in the asset-based lending and distribution finance portfolios, largely attributable to two accounts.  Strong non-performing assets levels have continued in our resort, aviation and golf portfolios and 60+ day delinquency percentage performance has remained strong with improved collections in our golf and aviation finance term lending portfolios.  For the remainder of 2008, we expect nonperforming assets and charge-offs to remain high relative to the strong portfolio quality performance of 2007.

Liquidity and Capital Resources

Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc., consolidated with the entities that operate in the Cessna, Bell, Defense & Intelligence and Industrial segments, while the Finance group consists of the Finance segment, comprised of Textron Financial Corporation and its subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.

We assess liquidity for our Manufacturing group in terms of our ability to provide adequate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. We also have liquidity available to us via the commercial paper market and committed bank lines of credit, as well as access to the public capital markets that provide us with long-term capital at satisfactory terms.

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

Manufacturing Group Cash Flows of Continuing Operations
	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Operating activities	$158	$86
Investing activities	(182)	(58)
Financing activities	(120)	(237)

Operating cash flows increased primarily due to earnings growth.  Changes in our working capital components resulted in a $307 million use of cash in the first quarter of 2008, compared to a $294 million use of cash in the first quarter of 2007. Cash used for inventories continues to be a significant use of operating cash due to increased production and inventory build-up primarily to support increasing sales at Bell and Cessna.

Cash used for investing activities increased primarily due to $100 million in cash payments made in 2008 largely related to the acquisition of AAI at the end of 2007.

We used less cash for financing activities in the first quarter of 2008, compared with the first quarter of 2007, primarily due to a $75 million reduction in cash used to repurchase our stock and due to a $70 million net increase in borrowings.

Finance Group Cash Flows of Continuing Operations
	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Operating activities	$52	$69
Investing activities	(477)	(28)
Financing activities	412	(40)

The decrease in cash flows provided by operating activities was primarily due to the timing of payments of accrued interest and other liabilities and a reduction in earnings largely driven by higher relative borrowing costs.

Cash flows used by investing activities increased $449 million during the first quarter of 2008, compared with the first quarter of 2007.  While finance receivable originations of $3 billion in the first quarter of 2008 were comparable to $3.1 billion in the corresponding period in 2007, approximately $530 million less cash was received from repayments, sales and securitizations of finance receivables in the first quarter of 2008.  The decrease in cash repayments is largely due to $388 million in cash collected in the distribution finance revolving securitization trust that has not yet been paid to us and is included as a receivable in other assets for the Finance group. In accordance with the trust agreements, this cash has been accumulated in the trust to repay debt that is maturing in May 2008.  An equivalent amount of cash is expected to be paid to us in the second quarter of 2008 upon the issuance of additional debt by the trust.

The increase in financing cash flows during the first quarter of 2008 primarily reflects $1.3 billion of higher commercial paper issuances from the first quarter of 2007, partially offset by $450 million in lower proceeds from the issuance of long-term debt.  This net increase in borrowings was primarily utilized to fund finance receivable originations, partially due to a decrease in cash repayments discussed above in investing activities.

Consolidated Cash Flows of Continuing Operations
	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Operating activities	$125	$(65)
Investing activities	(716)	(1)
Financing activities	434	(142)

Operating cash flows increased primarily due to earnings growth in the Manufacturing group and a $74 million increase in cash received from its captive finance receivables, net of originations.

Cash used for investing activities increased as we continued to originate a similar level of finance receivables this quarter compared to the corresponding quarter of 2007, while we received approximately $625 million less cash from repayments, sales and securitizations of finance receivables, on a consolidated basis.  In addition, cash used for other investing activities increased as we made $100 million in payments in 2008 largely related to the acquisition of AAI at the end of 2007.

We received more cash from financing activities during the first quarter of 2008, compared with the first quarter of 2007, largely related to the Finance group.  This increase reflects $1.3 billion of higher commercial paper issuances, partially offset by $450 million in lower proceeds from the issuance of long-term debt in the Finance group.  These commercial paper issuances were utilized to repay maturing long-term debt and to fund finance receivable originations.   In addition, the Manufacturing group used less cash primarily due a $75 million reduction in cash used to repurchase our stock and due to a $70 million net increase in its borrowings.

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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 29, 2008	March 31, 2007
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(187)	$(225)
Cash received from customers, sale of receivables and securitizations	246	151
Other	(2)	(11)
Total reclassifications from investing activities	57	(85)
Dividends paid by Finance group to Manufacturing group	(142)	(135)
Total reclassifications and adjustments to operating activities	$(85)	$(220)

Capital Resources

The debt (net of cash)-to-capital ratio for our Manufacturing group as of March 29, 2008 was 34%, compared with 32% at December 29, 2007, and the gross debt-to-capital ratio at March 29, 2008 and December 29, 2007 was 38%.

Under separate shelf registration statements filed with the Securities and Exchange Commission, the Manufacturing group may issue public debt and other securities in one or more offerings up to a total maximum offering of $2.0 billion, and the Finance group may issue an unlimited amount of public debt securities. At March 29, 2008, we had $1.2 billion available under our registration statement. During the first quarter of 2008, the Finance group issued $275 million of term debt under its registration statement.

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit was drawn at March 29, 2008 or December 29, 2007.

Our primary committed credit facilities at March 29, 2008 include the following:

(In millions)	Facility Amount	Commercial Paper Outstanding	Letters of Credit Outstanding	Amount Not Reserved as Support for Commercial Paper and Letters of Credit
Manufacturing group — multi-year facility expiring in 2012*	$1,250	$77	$23	$1,150
Finance group — multi-year facility expiring in 2012	1,750	2,053	10	(313)
Total	$3,000	$2,130	$33	$837

* The Finance group is permitted to borrow under this multi-year facility.

At March 29, 2008, our Finance group had $3.1 billion in debt and $479 million in other liabilities that are payable within the next 12 months.

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which our products are manufactured and/or sold.  For the first quarter of 2008, the impact of foreign exchange rate changes from the first quarter of 2007 increased revenues by approximately $52 million (1.8%) and increased segment profit by approximately $2 million (0.6%).

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, such as the Risk Factors contained in our 2007 Annual Report on Form 10-K and including the following: (a) changes in worldwide economic and political conditions that impact demand for our products, interest rates and foreign exchange rates; (b) the interruption of production at our facilities or our customers or suppliers; (c) performance issues with key suppliers, subcontractors and business partners; (d) our ability to perform as anticipated and to control costs under contracts with the U.S. Government; (e) the U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards; (f) changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Iraqi Freedom, Operation Enduring Freedom and the Global War on Terrorism; (g) changes in national or international funding priorities, U.S. and foreign military budget constraints and determinations, and government policies on the export and import of military and commercial products; (h) legislative or regulatory actions impacting defense operations; (i) the ability to control costs and successful implementation of various cost-reduction programs; (j) the timing of new product launches and certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which our products are sold or supplied or where Textron Financial Corporation offers financing; (l) changes in aircraft delivery schedules or cancellation of orders; (m) the impact of changes in tax legislation; (n) the extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (o) our ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) our ability to realize full value of receivables; (q) the availability and cost of insurance; (r) increases in pension expenses and other postretirement employee costs; (s) Textron Financial

Corporation’s ability to maintain portfolio credit quality; (t) Textron Financial Corporation’s access to financing, including securitizations, at competitive rates; (u) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (v) risks and uncertainties related to acquisitions and dispositions; (w) the efficacy of research and development investments to develop new products; (x) the launching of significant new products or programs which could result in unanticipated expenses; (y) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; and (z) difficulties or unanticipated expenses in connection with the consummation or integration of acquisitions, potential difficulties in employee retention following the acquisition and risks that the acquisition does not perform as planned or disrupts our current plans and operations or that anticipated synergies and opportunities will not be realized.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the first quarter of 2008.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2007 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (the CEO) and our Executive Vice President and Chief Financial Officer (the CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the fiscal quarter covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Month 1 (December 30, 2007 - February 2, 2008)	1,596,000	$58.22	1,596,000	21,153,000
Month 2 (February 3, 2008 - March 1, 2008)	50,000	54.75	50,000	21,103,000
Month 3 (March 2, 2008 - March 29, 2008)	-	-	-	21,103,000
Total	1,646,000	$58.11	1,646,000

On July 18, 2007, our Board of Directors approved a new share repurchase plan under which we are authorized to repurchase up to 24 million share of common stock.  The new plan has no expiration date and supersedes the previous plan, which was cancelled.

Item 6.	EXHIBITS

	10.1	Amended and Restated Employment Agreement, entered in as of February 26, 2008, by and between Textron and Kenneth C. Bohlen

	10.2	Form of Restricted Stock Unit Grant Agreement

	12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

	12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	April 25, 2008	s/Richard L. Yates
Richard L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit

10.1	Amended and Restated Employment Agreement, entered in as of February 26, 2008, by and between Textron and Kenneth C. Bohlen

10.2	Form of Restricted Stock Unit Grant Agreement

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002