Form 10-Q
period 2008-07-25
TEXTRON INC
filed 2008-07-25
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-5480

Textron Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0315468
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Westminster Street, Providence, RI	02903
(Address of principal executive offices)	(zip code)

(401) 421-2800
(Registrant’s Telephone Number, Including Area Code)

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

Common stock outstanding at July 12, 2008 - 248,538,061 shares

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues
Manufacturing	$3,742	$2,996	$7,046	$5,750
Finance	177	239	391	449
Total revenues	3,919	3,235	7,437	6,199
Costs, expenses and other
Cost of sales	2,948	2,374	5,542	4,554
Selling and administrative	439	429	868	801
Interest expense, net	101	124	216	247
Provision for losses on finance receivables	40	11	67	16
Total costs, expenses and other	3,528	2,938	6,693	5,618
Income from continuing operations before income taxes	391	297	744	581
Income taxes	(130)	(82)	(247)	(168)
Income from continuing operations	261	215	497	413
Loss from discontinued operations, net of income taxes	(3)	(5)	(8)	(7)
Net income	$258	$210	$489	$406

Basic earnings per share
Continuing operations	$1.04	$0.86	$1.99	$1.65
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.03)
Basic earnings per share	$1.03	$0.84	$1.96	$1.62
Diluted earnings per share
Continuing operations	$1.03	$0.85	$1.95	$1.63
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.03)
Diluted earnings per share	$1.02	$0.83	$1.92	$1.60
Dividends per share
$2.08 Preferred stock, Series A	$0.52	$0.52	$1.04	$1.04
$1.40 Preferred stock, Series B	$0.35	$0.35	$0.70	$0.70
Common stock	$0.23	$0.194	$0.46	$0.388
See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	June 28, 2008	December 29, 2007
Assets
Manufacturing group
Cash and cash equivalents	$424	$471
Accounts receivable, less allowance for doubtful accounts of $30 and $34	1,209	1,083
Inventories	3,291	2,724
Other current assets	482	568
Total current assets	5,406	4,846
Property, plant and equipment, less accumulated depreciation and amortization of $2,557 and $2,388	2,040	1,999
Goodwill	2,107	2,132
Other assets	1,614	1,596
Total Manufacturing group assets	11,167	10,573
Finance group
Cash	56	60
Finance receivables, less allowance for losses of $126 and $89	8,474	8,514
Goodwill	169	169
Other assets	830	640
Total Finance group assets	9,529	9,383
Total assets	$20,696	$19,956
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$394	$355
Accounts payable	1,159	927
Accrued liabilities	2,894	2,840
Total current liabilities	4,447	4,122
Other liabilities	2,147	2,289
Long-term debt	1,805	1,793
Total Manufacturing group liabilities	8,399	8,204
Finance group
Other liabilities	531	462
Deferred income taxes	431	472
Debt	7,547	7,311
Total Finance group liabilities	8,509	8,245
Total liabilities	16,908	16,449
Shareholders’ equity
Capital stock:
Preferred stock	2	2
Common stock	32	32
Capital surplus	1,253	1,193
Retained earnings	3,140	2,766
Accumulated other comprehensive loss	(403)	(400)
	4,024	3,593
Less cost of treasury shares	236	86
Total shareholders’ equity	3,788	3,507
Total liabilities and shareholders’ equity	$20,696	$19,956
Common shares outstanding (in thousands)	248,434	250,061
See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 28, 2008 and June 30, 2007, respectively
(In millions)

	Consolidated
	2008	2007
Cash flows from operating activities:
Net income	$489	$406
Less: Loss from discontinued operations	(8)	(7)
Income from continuing operations	497	413
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	-	-
Depreciation and amortization	206	153
Provision for losses on finance receivables	67	16
Share-based compensation	27	18
Deferred income taxes	(33)	10
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(105)	(103)
Inventories	(668)	(447)
Other assets	99	49
Accounts payable	218	118
Accrued and other liabilities	21	36
Captive finance receivables, net	23	(171)
Other operating activities, net	20	31
Net cash provided by operating activities of continuing operations	372	123
Net cash used in operating activities of discontinued operations	(9)	(3)
Net cash provided by operating activities	363	120
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(5,818)	(5,964)
Repaid	5,257	5,463
Proceeds on receivables sales and securitization sales	507	689
Net cash used in acquisitions	(100)	-
Capital expenditures	(200)	(142)
Proceeds from sale of property, plant and equipment	1	3
Purchase of other marketable securities	(100)	-
Other investing activities, net	8	12
Net cash (used in) provided by investing activities of continuing operations	(445)	61
Net cash provided by investing activities of discontinued operations	-	32
Net cash (used in) provided by investing activities	(445)	93
Cash flows from financing activities:
Increase (decrease) in short-term debt	34	(145)
Proceeds from issuance of long-term debt	1,122	1,070
Principal payments and retirements of long-term debt	(935)	(992)
Proceeds from option exercises	38	69
Purchases of Textron common stock	(134)	(221)
Dividends paid	(115)	(97)
Excess tax benefits related to stock option exercises	9	12
Net cash provided by (used in) financing activities	19	(304)
Effect of exchange rate changes on cash and cash equivalents	12	8
Net decrease in cash and cash equivalents	(51)	(83)
Cash and cash equivalents at beginning of period	531	780
Cash and cash equivalents at end of period	$480	$697
See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended June 28, 2008 and June 30, 2007, respectively
(In millions)
	Manufacturing Group*		Finance Group*
	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$489	$406	$35	$76
Less: Loss from discontinued operations	(8)	(7)	-	-
Income from continuing operations	497	413	35	76
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	107	59	-	-
Depreciation and amortization	187	134	19	19
Provision for losses on finance receivables	-	-	67	16
Share-based compensation	27	18	-	-
Deferred income taxes	8	(2)	(41)	12
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(105)	(103)	-	-
Inventories	(656)	(438)	-	-
Other assets	72	24	20	20
Accounts payable	218	118	-	-
Accrued and other liabilities	29	24	(8)	12
Captive finance receivables, net	-	-	-	-
Other operating activities, net	29	33	(9)	(2)
Net cash provided by operating activities of continuing operations	413	280	83	153
Net cash (used in) operating activities of discontinued operations	(9)	(3)	-	-
Net cash provided by operating activities	404	277	83	153
Cash flows from investing activities:
Finance receivables:
Originated or purchased	-	-	(6,338)	(6,489)
Repaid	-	-	5,690	5,795
Proceeds on receivables sales and securitization sales	-	-	617	711
Net cash used in acquisitions	(100)	-	-	-
Capital expenditures	(194)	(138)	(6)	(4)
Proceeds on sale of property, plant and equipment	1	3	-	-
Purchase of other marketable securities	-	-	(100)	-
Other investing activities, net	-	(2)	3	10
Net cash (used in) provided by investing activities of continuing operations	(293)	(137)	(134)	23
Net cash provided by investing activities of discontinued operations	-	32	-	-
Net cash (used in) provided by investing activities	(293)	(105)	(134)	23
Cash flows from financing activities:
Increase (decrease) in short-term debt	82	(44)	(48)	(101)
Proceeds from issuance of long-term debt	-	1	1,122	1,069
Principal payments and retirements of long-term debt	(49)	(3)	(886)	(989)
Proceeds from option exercises	38	69	-	-
Purchases of Textron common stock	(134)	(221)	-	-
Dividends paid	(115)	(97)	(142)	(135)
Excess tax benefits related to stock option exercises	9	12	-	-
Net cash (used in) provided by financing activities of continuing operations	(169)	(283)	46	(156)
Effect of exchange rate changes on cash and cash equivalents	11	9	1	(1)
Net (decrease) increase in cash and cash equivalents	(47)	(102)	(4)	19
Cash and cash equivalents at beginning of period	471	733	60	47
Cash and cash equivalents at end of period	$424	$631	$56	$66
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

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1:  Basis of Presentation

The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in a Form 8-K filed on April 28, 2008, which includes revised sections of our Annual Report on Form 10-K for the year ended December 29, 2007 to reflect a change in segment reporting.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

As discussed in Note 11: Segment Information, we changed our segment structure effective as of the beginning of fiscal 2008.  Our segments now include Cessna, Bell, Defense & Intelligence, Industrial and Finance. Prior periods have been recast to reflect the new segment reporting structure.

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

Note 2:  Inventories

(In millions)	June 28, 2008	December 29, 2007
Finished goods	$1,061	$762
Work in process	1,983	1,868
Raw materials	765	636
	3,809	3,266
Less progress/milestone payments	518	542
	$3,291	$2,724

Note 3:  Comprehensive Income

Our comprehensive income for the periods is provided below:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$258	$210	$489	$406
Other comprehensive income:
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	10	14	20	29
Net deferred (loss) gain on hedge contracts	(1)	27	(17)	22
Other	13	26	(5)	29
Comprehensive income	$280	$277	$487	$486

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

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Basic weighted-average shares outstanding	249,430	249,703	249,322	250,026
Dilutive effect of convertible preferred shares, stock options and restricted stock units	4,589	4,568	4,944	4,714
Diluted weighted-average shares outstanding	254,019	254,271	254,266	254,740

Note 5:  Share-Based Compensation

The compensation expense we recorded in net income for our share-based compensation plans is as follows:

	Three Months Ended		Six Month Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Compensation expense, net of hedge income or expense	$17	$28	$23	$41
Income tax (benefit) expense	(3)	(17)	8	(19)
Total net compensation cost included in net income	$14	$11	$31	$22

Stock option activity under the 2007 Long-Term Incentive Plan for the six months ended June 28, 2008 is as follows:

	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	9,024	$35.37	6.3	$316
Granted	1,483	54.30
Exercised	(1,099)	34.55
Canceled, expired or forfeited	(66)	40.92
Outstanding at end of period	9,342	$38.43	6.7	$298
Exercisable at end of period	6,099	$32.61	5.5	$230

There were no significant issuances of stock options in the second quarter of 2008 or 2007.

Note 6:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans for the three months ended June 28, 2008 and June 30, 2007 are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2008	2007	2008	2007
Service cost	$37	$34	$3	$2
Interest cost	82	73	10	11
Expected return on plan assets	(109)	(99)	-	-
Amortization of prior service cost (credit)	5	5	(2)	(1)
Amortization of net loss	6	12	4	5
Net periodic benefit cost	$21	$25	$15	$17

The components of net periodic benefit cost for the six months ended June 28, 2008 and June 30, 2007 are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2008	2007	2008	2007
Service cost	$74	$67	$5	$4
Interest cost	164	146	21	21
Expected return on plan assets	(218)	(198)	-	-
Amortization of prior service cost (credit)	10	9	(3)	(2)
Amortization of net loss	12	25	8	11
Net periodic benefit cost	$42	$49	$31	$34

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

The Internal Revenue Service (IRS) has challenged our tax positions related to certain leveraged and finance lease transactions within the Finance segment.  The leveraged lease transactions had an initial investment of approximately $209 million and the finance lease transaction had an investment balance of $34 million at June 28, 2008.  Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of these lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS.  Deferred tax liabilities of $216 million are recorded on our consolidated balance sheet related to these leases at June 28, 2008. Despite certain recent court decisions, which were in favor of the IRS, we believe that the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated.

Armed Reconnaissance Helicopter (ARH) Program — The ARH program includes a development phase, covered by the System Development and Demonstration (SDD) contract, and a production phase.  The SDD contract is a cost plus incentive fee contract under which our eligibility to earn fees is reduced as total contract costs increase.  Since 2006, the costs of the SDD contract have exceeded the threshold at which we are eligible to earn profit.  In December 2007, we agreed to expand the scope of the development contract efforts on a funded basis.  In April 2008, the SDD contract was modified to define the additional scope, raising the total contract value to $589 million from the original contract value of $210 million.

During 2007, we continued to restructure the production portion of this program through negotiations with the U.S. Government, which included reducing the number of units and modifying the pricing and delivery schedules. Based on the status of the negotiations during the year and contractual commitments with our vendors related to materials for the anticipated production units procured in advance of the low-rate initial production (LRIP) contract awards, we established reserves in 2007 representing our best estimate of the expected loss for this program.  At December 29, 2007, reserves for this program totaled $50 million.

Based on the latest estimate of projected program costs, the ARH program is now required to be certified under the Nunn-McCurdy Act in order for the program to continue.  The U.S. Government has begun the certification process, which we expect will be completed by the end of 2008.

In the second quarter of 2008, we submitted our proposal to the U.S. Government for the first restructured LRIP program.  We do not anticipate that any contract awards will be finalized until the program is certified.  Based on our vendor obligations and current expectations for the anticipated LRIP contracts, the $50 million reserve recorded in 2007 remains our best estimate of the expected loss at this time.

We expect to continue to receive inventory and incur additional vendor obligations for long-lead time materials related to the anticipated LRIP contracts.  ARH production inventory and vendor obligations are anticipated to be in the range of an additional $7 million to $9 million each month.  The continued expenditure and recoverability of these additional costs will be monitored and evaluated based on the progress of the certification process.

R&D Arrangements - In 2008, we entered into a risk-sharing arrangement with a supplier for the development of the Columbus aircraft.  The arrangement requires periodic contributions from the supplier totaling $50 million, which are due in installments as the development effort reaches certain predetermined milestones.  The contributions will be recognized as a reduction of research and development costs ratably as development costs are incurred.  Based on development activities completed and costs incurred, we recorded income of less than $1 million in the second quarter of 2008.

We have also contracted with several other suppliers to perform development efforts related to the Columbus aircraft on a fixed-price basis.  Our obligations to these suppliers are based on the progress toward completion of certain predetermined milestones. The related development costs are accrued as the milestones are completed.  Based on the milestone progress achieved, we recorded expense of $5 million in the second quarter of 2008 related to these arrangements.

Note 8:  Guarantees and Indemnifications

As disclosed under the caption “Guarantees and Indemnifications” in Note 17 to the Consolidated Financial Statements in Textron’s 2007 Annual Report on Form 10-K, we have issued or are party to certain guarantees.  As of June 28, 2008, there has been no material change to these guarantees.

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

Changes in our warranty and product maintenance liabilities are as follows:

	Six Months Ended
(In millions)	June 28, 2008	June 30, 2007
Accrual at the beginning of period	$321	$315
Provision	97	93
Settlements	(98)	(89)
Adjustments to prior accrual estimates	(7)	2
Other adjustments	(3)	-
Accrual at the end of period	$310	$321

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the assets and liabilities measured at fair value on a recurring basis at June 28, 2008 categorized by the level of inputs used in the valuation of each asset and liability.

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Manufacturing group
Foreign exchange rate forward contracts, net	$26	$-	$26	$-
Total Manufacturing group	26	-	26	-
Finance group
Interest-only strips	53	-	-	53
Derivative financial instruments, net	22	-	22	-
Total Finance group	75	-	22	53
Total assets	$101	$-	$48	$53
Liabilities
Manufacturing group
Cash settlement forward contract	$34	$34	$-	$-
Total Manufacturing group	34	34	-	-
Total liabilities	$34	$34	$-	$-

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

Derivative financial instruments are measured at fair value based on observable market inputs for various interest and foreign currency rates published by third-party leading financial news and data providers.  This is observable data that represents the rates used by market participants for instruments entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. Changes in fair value for these instruments are primarily recorded in interest expense.

Changes in Fair Value for Unobservable Inputs

The table below presents the change in fair value measurements for our interest-only strips for which we used significant unobservable inputs (Level 3) during the periods ended June 28, 2008:

(In millions)	Three Months Ended June 28, 2008	Six Months Ended June 28, 2008
Balance, beginning of period	$52	$43
Net gains for the period:
Increase due to securitization gains on sale of finance receivables	21	42
Change in value recognized in Finance revenues	-	1
Change in value recognized in other comprehensive income	(2)	-
Collections	(18)	(33)
Balance, end of period	$53	$53

Note 10: Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.”  This FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of basic earnings per share using the two-class method.  This FSP is effective in the first quarter of 2009 and is to be applied on a retrospective basis to all periods presented.  In the first quarter of 2008, we granted restricted stock units which include nonforfeitable rights to dividends. Accordingly, restricted stock units awarded since the beginning of 2008 will be considered participating securities and will be included in our earnings per share calculation upon the adoption of this FSP.  The adoption of this FSP will not have a material impact on our earnings per share and it will have no impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after June 29, 2008 are not expected to have a significant effect on our consolidated financial position or results of operations.

Note 11:  Segment Information

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

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
REVENUES
MANUFACTURING:
Cessna	$1,501	$1,203	$2,747	$2,171
Bell	698	596	1,272	1,176
Defense & Intelligence	528	319	1,103	678
Industrial	1,015	878	1,924	1,725
	3,742	2,996	7,046	5,750
FINANCE	177	239	391	449
Total revenues	3,919	$3,235	7,437	$6,199
SEGMENT OPERATING PROFIT
MANUFACTURING:
Cessna	$262	$200	$469	$355
Bell	68	7	121	32
Defense & Intelligence	67	52	138	118
Industrial	58	59	108	119
	455	318	836	624
FINANCE	13	68	55	120
Segment profit	468	386	891	744
Corporate expenses and other, net	(48)	(66)	(88)	(116)
Interest expense, net	(29)	(23)	(59)	(47)
Income from continuing operations before income taxes	$391	$297	$744	$581

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues and Segment Profit

Second Quarter of 2008

Revenues increased $684 million, or 21%, to $3.9 billion in the second quarter of 2008, compared with the second quarter in 2007.  This increase is primarily due to higher manufacturing volume and product mix of $371 million, revenues from newly acquired businesses of $202 million, higher pricing of $109 million and favorable foreign exchange in the Industrial segment of $64 million.  These increases were partially offset by lower revenue for the Finance segment of $62 million.

Segment profit increased $82 million, or 21%, to $468 million in the second quarter of 2008, compared with the second quarter in 2007.  This increase is primarily due to the benefit from higher volume and mix of $72 million, higher pricing in excess of inflation of $24 million, favorable cost performance of $22 million and the benefit from newly acquired businesses of $14 million, partially offset by lower profit in the Finance segment of $55 million.  Favorable cost performance includes the impact of a $48 million net charge related to Bell’s Armed Reconnaissance Helicopter (“ARH”) program in the second quarter of 2007.

First Half of 2008

Revenues increased $1,238 million, or 20%, to $7.4 billion in the first half of 2008 compared with the first half of 2007.  This increase is primarily due to higher manufacturing volume and product mix of $551 million, revenues from newly acquired businesses of $465 million, higher pricing of $192 million and favorable foreign exchange in the Industrial segment of $116 million.  These increases were partially offset by lower revenue in the Finance Segment of $58 million and the impact of last year’s reimbursement of costs related to Hurricane Katrina of $28 million.

Segment profit increased $147 million, or 20%, to $891 million in the first half of 2008, compared with the first half of 2007.  This increase is primarily due to the benefit from higher volume and mix of $98 million, favorable cost performance of $42 million, higher pricing in excess of inflation of $38 million and the benefit from newly acquired businesses of $27 million, partially offset by lower profit in the Finance segment of $65 million.  Favorable cost performance includes the impact of $73 million in net charges in 2007 related to the ARH program, partially offset by last year’s reimbursement of costs related to Hurricane Katrina of $28 million.

Backlog

Backlog in the aircraft and defense businesses grew by $4.7 billion to $23.5 billion at the end of the second quarter of 2008, compared to the end of 2007.  Approximately $3.4 billion of this increase was at Cessna and $1.4 billion at Bell.  At Cessna, approximately 70% of the new business jet orders were from international customers in the first half of 2008, compared with approximately 45% in the first half of 2007.  Approximately $2.2 billion of Cessna’s backlog relates to the Columbus aircraft with initial customer deliveries expected to begin in 2014.  Bell’s backlog increased as a result of a multi-year procurement contract entered into in March for the V-22 tiltrotor aircraft, which added $1.1 billion to backlog for the first funded lot and certain advanced procurement for additional lots.  The remaining contract value of $4.7 billion will be reflected in backlog as each subsequent production lot is funded.

Corporate Expenses and Other, net

Corporate expenses and other, net decreased $18 million and $28 million in the second quarter and first half of 2008, respectively, compared with the corresponding periods of 2007, primarily due to lower pre-tax share-based compensation expense largely attributable to depreciation in our stock price.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	0.3	1.4	1.2	1.3
Foreign tax rate differential	(4.8)	(1.6)	(5.5)	(1.6)
Manufacturing deduction	(1.3)	(1.6)	(1.3)	(1.6)
Equity hedge expense (income)	1.0	(1.9)	2.1	(1.0)
Interest on tax contingencies	3.8	1.2	2.6	1.2
Canadian functional currency	-	-	-	(0.3)
Favorable tax settlements	-	(3.3)	-	(1.7)
Other, net	(0.8)	(1.6)	(0.9)	(2.4)
Effective income tax rate	33.2%	27.6%	33.2%	28.9%

In the second quarter of 2008, due to court decisions involving other companies addressing the tax treatment of certain lease transactions, we increased the accrual for interest on tax contingencies related to similar lease transactions in the Finance segment.  This change in assessment was also the primary factor in lowering our state income taxes and increasing the foreign tax rate differential.

Segment Analysis

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

Cessna
	Three Months Ended		Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues	$1,501	$1,203	$2,747	$2,171
Segment profit	$262	$200	$469	$355

In the second quarter of 2008, Cessna’s revenues and segment profit increased $298 million and $62 million, respectively, compared with the second quarter of 2007.  Revenues increased largely due to higher volume of $212 million, reflecting higher Citation business jet deliveries, improved pricing of $69 million and a $17 million benefit from a newly acquired business.  We delivered 117 jets in the second quarter, compared with 95 jets in the second quarter of 2007.  Segment profit increased primarily due to the $63 million impact from higher volume and pricing in excess of inflation of $31 million, partially offset by higher engineering and product development expense of $16 million.

In the first half of 2008, Cessna’s revenues and segment profit increased $576 million and $114 million, respectively, compared with the first half of 2007.  Revenues increased largely due to higher volume of $424 million, reflecting higher Citation business jet deliveries, improved pricing of $127 million and a $25 million benefit from a newly acquired business.  We delivered 212 jets in the first half of 2008, compared with 162 jets in the first half of 2007.  Segment profit increased primarily due to the $107 million impact from higher volume, pricing in excess of inflation of $57 million and favorable warranty performance of $16 million, partially offset by  higher engineering and product development expense of $34 million.
Bell
	Three Months Ended		Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues	$698	$596	$1,272	$1,176
Segment profit	$68	$7	$121	$32

U.S. Government Business
Revenues and segment profit for Bell’s U.S. Government business increased $97 million and $64 million, respectively, in the second quarter of 2008, compared with the second quarter of 2007.  The increase in revenues is mainly due to higher H-1 program revenue of $47 million, higher V-22 volume of $30 million and higher spares and service volume of $12 million.  Segment profit increased primarily due to improved cost performance of $59 million, largely due to the impact of a $48 million net charge related to the ARH program in the second quarter of 2007, and a $5 million contribution from higher volume and mix.

In the first half of 2008, revenues and segment profit for this business increased $147 million and $91 million, respectively, compared with the first half of 2007.  The increase in revenues is mainly due to higher V-22 volume of $79 million, higher H-1 program revenue of $36 million and higher spares and service volume of $19 million.  Segment profit increased primarily due to improved cost performance of $78 million, largely due to the impact of $73 million in net charges related to the ARH program in the first half of 2007, and a $13 million contribution from higher volume and mix.

ARH Program — The ARH program includes a development phase, covered by the System Development and Demonstration (SDD) contract, and a production phase.  The SDD contract is a cost plus incentive fee contract under which our eligibility to earn fees is reduced as total contract costs increase.  Since 2006, the costs of the SDD contract have exceeded the threshold at which we are eligible to earn profit.  In December 2007, we agreed to expand the scope of the development contract efforts on a funded basis.  In April 2008, the SDD contract was modified to define the additional scope, raising the total contract value to $589 million from the original contract value of $210 million.

During 2007, we continued to restructure the production portion of this program through negotiations with the U.S. Government, which included reducing the number of units and modifying the pricing and delivery schedules. Based on the status of the negotiations during the year and contractual commitments with our vendors related to materials for the anticipated production units procured in advance of the low-rate initial production (LRIP) contract awards, we established reserves in 2007 representing our best estimate of the expected loss for this program.  At December 29, 2007, reserves for this program totaled $50 million.

Based on the latest estimate of projected program costs, the ARH program is now required to be certified under the Nunn-McCurdy Act in order for the program to continue.  The U.S. Government has begun the certification process, which we expect will be completed by the end of 2008.

In the second quarter of 2008, we submitted our proposal to the U.S. Government for the first restructured LRIP program.  We do not anticipate that any contract awards will be finalized until the program is certified.  Based on our vendor obligations and current expectations for the anticipated LRIP contracts, the $50 million reserve recorded in 2007 remains our best estimate of the expected loss at this time.

We expect to continue to receive inventory and incur additional vendor obligations for long-lead time materials related to the anticipated LRIP contracts.  ARH production inventory and vendor obligations are anticipated to be in the range of an additional $7 million to $9 million each month.  The continued expenditure and recoverability of these additional costs will be monitored and evaluated based on the progress of the certification process.

Commercial Business
Revenues for Bell’s commercial business increased $5 million, while segment profit decreased $3 million in the second quarter of 2008, compared with the second quarter of 2007.  The increase in revenues for this business is primarily due to higher pricing of $17 million and revenues from newly acquired businesses of $5 million, partially offset by lower helicopter volume of $19 million.  The decrease in segment profit reflects unfavorable cost performance of $5 million and lower volume of $3 million, partially offset by higher pricing in excess of inflation of $6 million.

In the first half of 2008, revenues and segment profit for Bell’s commercial business decreased $51 million and $2 million, respectively, compared with the first half of 2007.  The decrease in revenues for this business is primarily due to lower helicopter volume of $95 million, partially offset by higher pricing of $30 million and revenues from newly acquired businesses of $11 million. The decrease in segment profit reflects lower volume of $20 million, partially offset by favorable cost performance of $10 million and higher pricing in excess of inflation of $9 million.

Defense & Intelligence
	Three Months Ended		Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues	$528	$319	$1,103	$678
Segment profit	$67	$52	$138	$118

Revenues and segment profit increased $209 million and $15 million, respectively, in the second quarter of 2008, compared with the second quarter of 2007.  The increase in revenues is primarily due to $175 million in revenues from our newly acquired AAI business and $39 million in higher volume for our Armored Security Vehicle (“ASV”) aftermarket products and Intelligent Battlefield Systems, Joint Direct Attack Munitions and Lycoming products, partially offset by lower Sensor Fused Weapon volume of $17 million. Segment profit increased primarily due to the benefit from the newly acquired AAI business of $16 million, partially offset by unfavorable cost performance of $6 million.

In the first half of 2008, revenues and segment profit increased $425 million and $20 million, respectively, compared with the first half of 2007.  The increase in revenues is primarily due to $420 million in revenues from our newly acquired AAI business and $55 million in higher volume for our ASV aftermarket products and Lycoming, Intelligent Battlefield Systems and Joint Direct Attack Munitions products, partially offset by lower Sensor Fused Weapon volume of $31 million and a $28 million reimbursement of costs in the first half of 2007 related to Hurricane Katrina.

Segment profit increased in the first half of 2008 primarily due to the benefit from the newly acquired AAI business of $34 million, partially offset by unfavorable cost performance of $12 million.  Cost performance reflects a 2007 cost reimbursement related to Hurricane Katrina of $28 million, partially offset by $17 million in favorable performance for the ASV, which includes $5 million related to the resolution of several customer and vendor claims in the first quarter of 2008.

Industrial
	Three Months Ended		Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues	$1,015	$878	$1,924	$1,725
Segment profit	$58	$59	$108	$119

Revenues in the Industrial segment increased $137 million, while segment profit decreased $1 million in the second quarter of 2008, compared with the second quarter of 2007.  Revenues increased primarily due to a favorable foreign exchange impact of $65 million, higher volume of $56 million and higher pricing of $12 million.  Segment profit decreased primarily due to inflation in excess of higher pricing of $18 million due to significant increases in commodity prices, partially offset by a favorable foreign exchange impact of $6 million and improved cost performance of $5 million.

In the first half of 2008, revenues in the Industrial segment increased $199 million, while segment profit decreased $11 million compared to the first half of 2007.  Revenues increased primarily due to a favorable foreign exchange impact of $117 million, higher volume of $49 million and higher pricing of $25 million.  Segment profit decreased primarily due to inflation in excess of higher pricing of $26 million, partially offset by improved cost performance of $9 million and a favorable foreign exchange impact of $8 million.

Finance
	Three Months Ended		Six Months Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues	$177	$239	$391	$449
Segment profit	$13	$68	$55	$120

Revenues decreased $62 million and $58 million in the second quarter and first half of 2008, respectively, compared with the corresponding periods of 2007, primarily due to the following:

(In millions)	Quarter	First Half
Lower market interest rates	$(41)	$(69)
Gains on the sale of leveraged lease investment	(21)	(16)
Change in estimate for leveraged lease transactions	(9)	(9)
Benefit from variable-rate receivable interest rate floors	6	6
Higher securitization gains	5	10
Leveraged lease residual value impairments	(3)	8

In the second quarter of 2008, our revenues and segment profit were reduced to reflect a cumulative adjustment due to a change in estimate of the timing of tax-related cash flows on our leveraged lease portfolio.  This change was based on court decisions involving other companies that addressed the tax treatment of certain lease transactions challenged by the Internal Revenue Service.

Segment profit decreased $55 million and $65 million in the second quarter and first half of 2008, respectively, compared with the corresponding periods of 2007, primarily due to the following:

(In millions)	Quarter	First Half
Increase in the provision for loan losses	$(29)	$(51)
Gains on the sale of leveraged lease investment	(21)	(16)
Higher borrowing costs relative to market rates	(9)	(19)
Change in estimate for leveraged lease transactions	(9)	(9)
Leveraged lease residual value impairments	(3)	8
Higher securitization gains	5	10

We have experienced higher borrowing costs relative to various market rate indices due to continued volatility in the credit markets.  Dramatic reductions in the target Federal Funds rate from January through April were generally reflected in our finance receivable portfolio yield in advance of being reflected in our borrowing costs.  In addition, LIBOR rates, on which the majority of our variable-rate debt portfolio is based, have remained high relative to the Federal Funds rate and credit spreads have widened on issuances of commercial paper and term debt as compared to 2007.

The increase in the provision for loan losses in the second quarter of 2008 was primarily driven by a $12 million reserve established for one account in the golf finance portfolio and increased loan loss provisions in the distribution finance portfolio as fuel costs and general U.S. economic conditions have continued to impact borrowers in certain industries. In the first half of 2008, the increase was primarily driven by a $15 million reserve established for one account in the asset-based lending portfolio, a $12 million reserve established for one account in the golf finance portfolio and increased loan loss provisions in the distribution finance portfolio.

The following table presents information about the Finance segment’s credit performance:

	June 28,	December 29,
(Dollars in millions)	2008	2007
Nonperforming assets	$216	$123
Nonaccrual finance receivables	$176	$79
Allowance for losses	$126	$89
Ratio of nonperforming assets to total finance assets	2.31%	1.34%
Ratio of allowance for losses on receivables to nonaccrual finance receivables	71.8%	111.7%
60+ days contractual delinquency as a percentage of finance receivables	0.61%	0.43%

The increase in nonperforming assets and nonaccrual finance receivables is primarily attributable to one account in the asset-based lending portfolio and one account in the golf finance portfolio.  In addition, nonperforming assets and net charge-offs increased in the distribution finance portfolio reflecting weakening U.S. economic conditions. For the first half of 2008, net charge-offs totaled $30 million, compared with $23 million in the first half of 2007.    For the remainder of 2008, we expect nonperforming assets and charge-offs to remain high relative to the strong portfolio quality performance of 2007.

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

Manufacturing Group Cash Flows of Continuing Operations

	Six Months Ended
(In millions)	June 28, 2008	June 30, 2007
Operating activities	$413	$280
Investing activities	$(293)	$(137)
Financing activities	$(169)	$(283)

Operating cash flows for the Manufacturing group increased primarily due to earnings growth.  Changes in our working capital components resulted in a $442 million use of cash in the first half of 2008, compared to a $375 million use of cash in the first half of 2007.  Cash used for inventories continues to be a significant use of operating cash due to increased production and inventory build-up primarily to support increasing sales at Bell and Cessna.

The Manufacturing group used more cash for investing activities primarily due to $100 million in cash payments made in 2008 largely related to the acquisition of AAI at the end of 2007 and a $56 million increase in capital expenditures.

Less cash was used by the Manufacturing group for financing activities primarily due to an $87 million reduction in cash used to repurchase our stock. Financing cash outflows also decreased due to $79 million of incremental borrowings, partially offset by $31 million in lower proceeds from stock option exercises.  The decrease in share repurchases is due to a 1 million reduction in the number of shares repurchased in the first half of 2008 compared with 2007, and due to the timing of cash payments.  In the first half of 2008, we repurchased 3.5 million shares for $190 million with $56 million in unsettled transactions at June 28, 2008. In the first half of 2007, we repurchased 4.5 million shares for $219 million with only $7 million payable at the end of the quarter due to unsettled trades.

Based on current market conditions, we plan to accelerate the pace of our share repurchase program.  In the second half of 2008, we expect to utilize up to $500 million to repurchase common stock under our previously authorized share repurchase program.  We anticipate that these additional repurchases will be funded through cash generated from operating activities, supplemented by the issuance of debt, including commercial paper, as required.

Finance Group Cash Flows of Continuing Operations

	Six Months Ended
(In millions)	June 28, 2008	June 30, 2007
Operating activities	$83	$153
Investing activities	$(134)	$23
Financing activities	$46	$(156)

For the Finance group, lower earnings in the first half of 2008 resulted in less cash provided by operating activities.  The Finance group used more cash for investing activities primarily due to the purchase of notes receivable issued by securitization trusts of $98 million and the $48 million impact of lower repayments and proceeds received from receivable sales, including securitizations to fund originations.  Financing activities generated more cash for the Finance group primarily due to higher incremental borrowings as we relied less on proceeds from receivable sales, including securitizations to fund our growth in finance assets in the first half of 2008 compared with the corresponding period of 2007.

Consolidated Cash Flows of Continuing Operations

	Six Months Ended
(In millions)	June 28, 2008	June 30, 2007
Operating activities	$372	$123
Investing activities	$(445)	$61
Financing activities	$19	$(304)

Operating cash flows increased primarily due to earnings growth in the Manufacturing group and a $189 million increase in cash received from captive finance receivables, partially offset by working capital growth.

Cash used for investing activities increased primarily due to the $242 million impact of lower repayments and proceeds received from receivable sales, including securitizations to fund originations.  In addition, we made $100 million in payments in 2008, largely related to the acquisition of AAI at the end of 2007, purchased notes receivable issued by securitization trusts of $98 million in 2008 and spent an additional $56 million in capital expenditures.

We received more cash from financing activities during the first half of 2008, compared with the first half of 2007, largely related to higher incremental borrowings. In addition, we used $87 million less cash to repurchase our stock.

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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 28, 2008	June 30, 2007
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(520)	$(525)
Cash received from customers, sale of receivables and securitizations	543	354
Other	(5)	(4)
Total reclassifications from investing activities	18	(175)
Dividends paid by Finance group to Manufacturing group	(142)	(135)
Total reclassifications and adjustments to operating activities	$(124)	$(310)

Capital Resources

The debt (net of cash)-to-capital ratio for our Manufacturing group was 32% at June 28, 2008 and December 29, 2007, and the gross debt-to-capital ratio at June 28, 2008 was 37% compared with 38% at December 29, 2007.

Under separate shelf registration statements filed with the Securities and Exchange Commission, the Manufacturing group may issue public debt and other securities in one or more offerings up to a total maximum offering of $2.0 billion, and the Finance group may issue an unlimited amount of public debt securities. At June 28, 2008, we had $1.2 billion available under our registration statement. During the first half of 2008, the Finance group issued $675 million of term debt under its registration statement.

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit was drawn at June 28, 2008 or December 29, 2007.

Our primary committed credit facilities at June 28, 2008 include the following:

(In millions)	Facility Amount	Commercial Paper Outstanding	Letters of Credit Outstanding	Amount Not Reserved as Support for Commercial Paper and Letters of Credit
Manufacturing group — multi-year facility expiring in 2012*	$1,250	$89	$22	$1,139
Finance group — multi-year facility expiring in 2012	1,750	1,340	7	403
Total	$3,000	$1,429	$29	$1,542

* The Finance group is permitted to borrow under this multi-year facility.

At June 28, 2008, our Finance group had $2.7 billion in debt and $447 million in other liabilities that are payable within the next 12 months.

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which our products are manufactured and/or sold.  For the first half of 2008, the impact of foreign exchange rate changes from the first half of 2007 increased revenues by approximately $117 million (1.9%) and increased segment profit by approximately $8 million (1.0%).

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, such as the Risk Factors contained in our 2007 Annual Report on Form 10-K and including the following: (a) changes in worldwide economic and political conditions that impact demand for our products, interest rates and foreign exchange rates; (b) the interruption of production at our facilities or our customers or suppliers; (c) performance issues with key suppliers, subcontractors and business partners; (d) our ability to perform as anticipated and to control costs under contracts with the U.S. Government; (e) the U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards; (f) changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Iraqi Freedom, Operation Enduring Freedom and the Global War on Terrorism; (g) changes in national or international funding priorities, U.S. and foreign military budget constraints and determinations, and government policies on the export and import of military and commercial products; (h) legislative or regulatory actions impacting defense operations; (i) the ability to control costs and successful implementation of various cost-reduction programs; (j) the timing of new product launches and certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which our products are sold or supplied or where Textron Financial Corporation offers financing; (l) changes in aircraft delivery schedules or cancellation of orders; (m) the impact of changes in tax legislation; (n) the extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (o) our ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) our ability to realize full value of receivables; (q) the availability and cost of insurance; (r) increases in pension expenses and other postretirement employee costs; (s) Textron Financial Corporation’s ability to maintain portfolio credit quality; (t) Textron Financial Corporation’s access to financing, including securitizations, at competitive rates; (u) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (v) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (w) the efficacy of research and development investments to develop new products; (x) the launching of significant new products or programs which could result in unanticipated expenses; and (y) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the six months ended June 28, 2008.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2007 Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Month 1 (March 30, 2008, – May 3, 2008)	–	–	–	21,103,000
Month 2 (May 4, 2008 - May 31, 2008)	3,225	$61.98	–	21,103,000
Month 3 (June 1, 2008 - June 28, 2008)	1,886,000	50.12	1,886,000	19,217,000
Total	1,889,225	$50.14	1,886,000

On July 18, 2007, our Board of Directors approved a new share repurchase plan under which we are authorized to repurchase up to 24 million share of common stock.  The new plan has no expiration date and supersedes the previous plan, which was cancelled.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	At Textron's annual meeting of shareholders held on April 23, 2008, the following items were voted upon:

	1.	The following persons were elected to serve as directors in Class III for three year terms expiring in 2011 and received the votes listed.
		Name	For	Against	Abstain	Broker Non-Votes
		Paul E. Gagne	215,241,252	5,579,849	2,826,955	2,586
		Dain M. Hancock	217,120,959	3,688,267	2,839,302	2,114
		Lloyd G. Trotter	217,061,534	3,703,441	2,883,551	2,116
		Thomas B. Wheeler	215,156,912	5,627,459	2,864,145	2,126

The following directors have terms of office which continued after the meeting:  Class I expiring in 2009:  Lewis B. Campbell, Lawrence K. Fish and Joe T. Ford; Class II expiring in 2010: Kathleen M. Bader, R. Kerry Clark, Ivor J. Evans, Lord Powell of Bayswater KCMG and James L. Ziemer

	2.	The appointment of Ernst & Young LLP by the Audit Committee as Textron's independent registered public accounting firm for 2008 was ratified by the following vote:
		For	Against	Abstain	Broker Non-Votes
		217,616,286	3,854,998	2,177,241	2,117

	3.	A shareholder proposal relating to a report on foreign military sales was rejected by the following vote:
		For	Against	Abstain	Broker Non-Votes
		12,733,432	160,940,977	22,259,329	27,716,904

4.	A shareholder proposal relating to Tax Gross-up Payments to Senior Executives was rejected by the following vote:
	For	Against	Abstain	Broker Non-Votes
	86,560,502	105,858,881	3,514,350	27,716,909

Item 6.	EXHIBITS

10.1	Letter Agreement between Textron and Scott C. Donnelly dated June 26, 2008
12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	July 25, 2008	/s/Richard L. Yates
Richard L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

10.1	Letter Agreement between Textron and Scott C. Donnelly dated June 26, 2008

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002