Form 10-Q
period 2008-09-27
TEXTRON INC
filed 2008-10-29
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-5480

Textron Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0315468
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Westminster Street, Providence, RI	02903
(Address of principal executive offices)	(zip code)

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

Common stock outstanding at October 18, 2008 – 241,096,617 shares

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues
Manufacturing	$3,349	$2,896	$10,065	$8,361
Finance	184	214	575	663
Total revenues	3,533	3,110	10,640	9,024
Costs, expenses and other
Cost of sales	2,641	2,275	7,940	6,617
Selling and administrative	427	383	1,227	1,117
Interest expense, net	102	117	318	364
Provision for losses on finance receivables	34	6	101	22
Total costs, expenses and other	3,204	2,781	9,586	8,120
Income from continuing operations before income taxes	329	329	1,054	904
Income taxes	(119)	(104)	(362)	(272)
Income from continuing operations	210	225	692	632
(Loss) income from discontinued operations, net of income taxes	(4)	30	3	29
Net income	$206	$255	$695	$661

Basic earnings per share
Continuing operations	$0.86	$0.90	$2.80	$2.53
Discontinued operations	(0.01)	0.12	0.02	0.12
Basic earnings per share	$0.85	$1.02	$2.82	$2.65
Diluted earnings per share
Continuing operations	$0.85	$0.88	$2.75	$2.48
Discontinued operations	(0.01)	0.12	0.02	0.12
Diluted earnings per share	$0.84	$1.00	$2.77	$2.60
Dividends per share
$2.08 Preferred stock, Series A	$0.52	$0.52	$1.56	$1.56
$1.40 Preferred stock, Series B	$0.35	$0.35	$1.05	$1.05
Common stock	$0.23	$0.23	$0.69	$0.62
See Notes to the consolidated financial statements.

3.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	September 27, 2008	December 29, 2007
Assets
Manufacturing group
Cash and cash equivalents	$221	$471
Accounts receivable, less allowance for doubtful accounts of $22 and $29	1,045	958
Inventories	3,276	2,593
Other current assets	427	540
Assets of discontinued operations	624	607
Total current assets	5,593	5,169
Property, plant and equipment, less accumulated depreciation and amortization of $2,449 and $2,245	1,979	1,918
Goodwill	1,869	1,916
Other assets	1,583	1,605
Total Manufacturing group assets	11,024	10,608
Finance group
Cash	136	60
Finance receivables, less allowance for losses of $137 and $89	8,437	8,514
Goodwill	169	169
Other assets	920	640
Total Finance group assets	9,662	9,383
Total assets	$20,686	$19,991
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$550	$355
Accounts payable	1,062	840
Accrued liabilities	2,713	2,615
Liabilities of discontinued operations	440	467
Total current liabilities	4,765	4,277
Other liabilities	1,995	2,171
Long-term debt	1,739	1,791
Total Manufacturing group liabilities	8,499	8,239
Finance group
Other liabilities	558	462
Deferred income taxes	445	472
Debt	7,645	7,311
Total Finance group liabilities	8,648	8,245
Total liabilities	17,147	16,484
Shareholders’ equity
Capital stock:
Preferred stock	2	2
Common stock	32	32
Capital surplus	1,254	1,193
Retained earnings	3,291	2,766
Accumulated other comprehensive loss	(487)	(400)
	4,092	3,593
Less cost of treasury shares	553	86
Total shareholders’ equity	3,539	3,507
Total liabilities and shareholders’ equity	$20,686	$19,991
Common shares outstanding (in thousands)	240,912	250,061
See Notes to the consolidated financial statements

4.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 27, 2008 and September 29, 2007, respectively
(In millions)

	Consolidated
	2008	2007
Cash flows from operating activities:
Net income	$695	$661
Less: Income from discontinued operations	3	29
Income from continuing operations	692	632
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	-	-
Depreciation and amortization	295	230
Provision for losses on finance receivables	101	22
Share-based compensation	39	30
Deferred income taxes	(16)	22
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(89)	(96)
Inventories	(792)	(531)
Other assets	76	34
Accounts payable	218	168
Accrued and other liabilities	106	200
Captive finance receivables, net	(8)	(157)
Other operating activities, net	28	40
Net cash provided by operating activities of continuing operations	650	594
Net cash (used in) provided by operating activities of discontinued operations	(18)	10
Net cash provided by operating activities	632	604
Cash flows from investing activities:
Finance receivables:
Originated or purchased	(8,766)	(8,915)
Repaid	8,000	8,491
Proceeds on receivables sales and securitization sales	633	791
Net cash used in acquisitions	(109)	-
Capital expenditures	(320)	(219)
Proceeds from sale of property, plant and equipment	4	5
Purchase of other marketable securities	(100)	-
Other investing activities, net	30	17
Net cash (used in) provided by investing activities of continuing operations	(628)	170
Net cash (used in) provided by investing activities of discontinued operations	(8)	55
Net cash (used in) provided by investing activities	(636)	225
Cash flows from financing activities:
Increase (decrease) in short-term debt	270	(691)
Proceeds from issuance of long-term debt	1,461	1,430
Principal payments and retirements of long-term debt	(1,245)	(1,121)
Proceeds from options exercises	40	81
Purchases of Textron common stock	(533)	(304)
Dividends paid	(172)	(97)
Excess tax benefits related to stock option exercises	10	16
Net cash used in financing activities	(169)	(686)
Net cash used in financing activities of discontinued operations	(2)	(1)
Net cash used in financing activities	(171)	(687)
Effect of exchange rate changes on cash and cash equivalents	1	20
Net (decrease) increase in cash and cash equivalents	(174)	162
Cash and cash equivalents at beginning of period	531	780
Cash and cash equivalents at end of period	$357	$942
See Notes to the consolidated financial statements.

5.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended September 27, 2008 and September 29, 2007, respectively
(In millions)

	Manufacturing Group*		Finance Group*
	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$695	$661	$49	$108
Less: Income from discontinued operations	3	29	-	-
Income from continuing operations	692	632	49	108
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	93	27	-	-
Depreciation and amortization	264	200	31	30
Provision for losses on finance receivables	-	-	101	22
Share-based compensation	39	30	-	-
Deferred income taxes	11	6	(27)	16
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	(89)	(96)	-	-
Inventories	(778)	(522)	-	-
Other assets	57	5	11	22
Accounts payable	218	168	-	-
Accrued and other liabilities	112	157	(6)	43
Captive finance receivables, net	-	-	-	-
Other operating activities, net	33	42	(5)	(2)
Net cash provided by operating activities of continuing operations	652	649	154	239
Net cash (used in) provided by operating activities of discontinued operations	(18)	10	-	-
Net cash provided by operating activities	634	659	154	239
Cash flows from investing activities:
Finance receivables:
Originated or purchased	-	-	(9,489)	(9,690)
Repaid	-	-	8,602	9,070
Proceeds on receivables sales and securitization sales	-	-	746	830
Net cash used in acquisitions	(109)	-	-	-
Capital expenditures	(312)	(212)	(8)	(7)
Proceeds on sale of property, plant and equipment	4	5	-	-
Purchase of other marketable securities	-	-	(100)	-
Other investing activities, net	-	(3)	24	18
Net cash (used in) provided by investing activities of continuing operations	(417)	(210)	(225)	221
Net cash (used in) provided by investing activities of discontinued operations	(8)	55	-	-
Net cash (used in) provided by investing activities	(425)	(155)	(225)	221
Cash flows from financing activities:
Increase (decrease) in short-term debt	240	(36)	30	(655)
Proceeds from issuance of long-term debt	-	1	1,461	1,429
Principal payments and retirements of long-term debt	(44)	(13)	(1,201)	(1,108)
Proceeds from option exercises	40	81	-	-
Purchases of Textron common stock	(533)	(304)	-	-
Dividends paid	(172)	(97)	(142)	(135)
Excess tax benefits related to stock option exercises	10	16	-	-
Net cash (used in) provided by financing activities of continuing operations	(459)	(352)	148	(469)
Net cash (used in) financing activities of discontinued operations	(2)	(1)	-	-
Net cash (used in) provided by financing activities	(461)	(353)	148	(469)
Effect of exchange rate changes on cash and cash equivalents	2	17	(1)	3
Net increase (decrease) in cash and cash equivalents	(250)	168	76	(6)
Cash and cash equivalents at beginning of period	471	733	60	47
Cash and cash equivalents at end of period	$221	$901	$136	$41
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

As discussed in Note 12: Segment Information, we changed our segment structure effective as of the beginning of fiscal 2008.  Our segments now include Cessna, Bell, Defense & Intelligence, Industrial and Finance. Prior periods have been recast to reflect the new segment reporting structure.

As discussed in Note 2: Discontinued Operations, in the third quarter of 2008, we entered into  an agreement to sell our Fluid & Power business unit.  As a result, this  business is now classified as a discontinued operation, and all prior period information has been recast to reflect this presentation.

Note 2:  Discontinued Operations

On September 10, 2008, we entered into an agreement to sell our Fluid & Power business unit to Clyde Blowers Limited, a UK-based worldwide leader in the areas of power, materials handling, intermodal transport and logistics and pump technologies.  Included in the transaction is the sale of all four Textron Fluid & Power product lines - which are Gear Technologies, Hydraulics, Maag Pump Systems, Union Pump and each of their respective brands. Under the agreement, we will receive approximately $526 million in cash, a six-year note with a face value of $28 million and up to $50 million based on final 2008 operating results, primarily payable in a six-year note; in addition, certain liabilities will be assumed by Clyde Blowers Limited.  We expect the sale will generate after-tax cash proceeds of approximately $350 million and an after-tax gain of about $85 million.  The sale is subject to certain closing conditions and completion of the buyer's funding, and is scheduled to close in November, pending regulatory reviews and approvals.  Beginning with the third quarter of 2008, the results of this business, which was previously reported in the Industrial segment, have been presented as discontinued operations for all periods presented in our consolidated financial statements.

7.

The assets and liabilities of our discontinued businesses are as follows:

(In millions)	September 27, 2008	December 29, 2007
Accounts receivable, net	$127	$125
Inventories	139	131
Other current assets	18	20
Property, plant and equipment, net	77	81
Goodwill	211	216
Other assets	22	26
Total assets of discontinued operations of Fluid & Power	594	599
Assets of discontinued operations of Fastening Systems	30	8
Total assets of discontinued operations	$624	$607
Accounts payable and accrued liabilities	116	178
Accrued postretirement benefits other than pensions	38	38
Other liabilities	150	115
Long-term debt	-	2
Total liabilities of discontinued operations of Fluid & Power	304	333
Liabilities of discontinued operations of Fastening Systems	136	134
Total liabilities of discontinued operations	$440	$467

Results of our discontinued businesses, including the operating results of Fluid & Power, are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue	$174	$153	$504	$438
Income from discontinued operations of Fluid & Power, before income taxes	17	24	36	30
Income taxes	7	7	11	7
Income from discontinued operations of Fluid & Power, net of income taxes	10	17	25	23
Transaction-related costs for Fluid & Power disposal	(8)	-	(8)	-
(Loss) income from other discontinued operations	(6)	13	(14)	6
Income from discontinued operations, net of income taxes	$(4)	$30	$3	$29

(Loss) income from other discontinued operations primarily relates to the resolution of certain retained liabilities of the Fastening Systems business.

Note 3:  Inventories

(In millions)	September 27, 2008	December 29, 2007
Finished goods	$968	$728
Work in process	2,056	1,819
Raw materials	781	588
	3,805	3,135
Less progress/milestone payments	(529)	(542)
	$3,276	$2,593

8.

Note 4:  Comprehensive Income

Our comprehensive income for the periods is provided below:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income	$206	$255	$695	$661
Other comprehensive income:
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	8	15	28	44
Net deferred (loss) gain on hedge contracts	(27)	13	(44)	35
Foreign currency translation and other	(66)	25	(71)	54
Comprehensive income	$121	$308	$608	$794

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

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Basic weighted-average shares outstanding	243,083	249,332	246,915	249,779
Dilutive effect of convertible preferred shares, stock options and restricted stock units	3,441	4,989	4,401	4,818
Diluted weighted-average shares outstanding	246,524	254,321	251,316	254,597

Note 6:  Share-Based Compensation

The compensation expense we recorded in net income for our share-based compensation plans is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Compensation expense	$(23)	$42	$(45)	$99
Hedge expense (income) on forward contracts	27	(16)	72	(32)
Income tax expense (benefit)	9	(14)	17	(33)
Total net compensation cost included in net income	$13	$12	$44	$34

We utilize cash settlement forward contracts on our common stock to modify compensation expense to reduce potential variability resulting from changes in our stock price.  With these contracts, changes in our stock price have no significant impact on net income.

9.

Stock option activity under the 2007 Long-Term Incentive Plan for the nine months ended September 27, 2008 is as follows:

	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at beginning of period	9,024	$35.37	6.3	$316
Granted	1,690	53.48
Exercised	(1,145)	34.29
Canceled, expired or forfeited	(148)	45.12
Outstanding at end of period	9,421	$38.60	6.5	$26
Exercisable at end of period	6,048	$32.64	5.3	$26

In connection with the appointment of our new Executive Vice President and Chief Operating Officer, in the third quarter of 2008, we granted options to acquire 200,000 shares of our common stock with an exercise price of $47.84 per share and 155,893 restricted stock units.  The stock options have a Black-Scholes grant date fair value of approximately $13 per option and vest in 20% annual installments beginning in 2010.  The restricted stock units have a grant date fair value of approximately $48 per unit and vest 25% on the anniversary of the grant date in each of 2009, 2010 and 2011 and the remaining 25% will vest ratably in 2012, 2013 and 2016.  Other than these grants, there were no significant issuances of stock options or restricted stock units during the third quarter of 2008 or 2007.

Note 7:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans for the three months ended September 27, 2008 and September 29, 2007 are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2008	2007	2008	2007
Service cost	$35	$31	$2	$3
Interest cost	75	67	11	10
Expected return on plan assets	(101)	(91)	-	-
Amortization of prior service cost (credit)	5	4	(1)	(2)
Amortization of net loss	5	10	4	5
Net periodic benefit cost	$19	$21	$16	$16

The components of net periodic benefit cost for the nine months ended September 27, 2008 and September 29, 2007 are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2008	2007	2008	2007
Service cost	$106	$95	$7	$7
Interest cost	227	202	32	31
Expected return on plan assets	(304)	(275)	-	-
Amortization of prior service cost (credit)	15	13	(4)	(4)
Amortization of net loss	14	30	12	16
Net periodic benefit cost	$58	$65	$47	$50

10.

Note 8:  Commitments and Contingencies

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

The Internal Revenue Service (IRS) has challenged our tax positions related to certain lease transactions within the Finance segment. During the third quarter of 2008, the IRS made a settlement offer to numerous companies, including Textron, to resolve the disputed tax treatment of these leases.  Based on the terms of the offer and our decision to accept the offer, we revised our estimate of this tax contingency. Final resolution of this matter will result in the acceleration of future cash payments to the IRS, which we expect will occur over a period of years in connection with the conclusion of IRS examinations of the relevant tax years. At September 27, 2008, $219 million of federal deferred tax liabilities were recorded on our Consolidated Balance Sheets related to these leases.

Armed Reconnaissance Helicopter (ARH) Program Termination — The ARH program included a development phase, covered by the System Development and Demonstration (SDD) contract, and a production phase.  During 2007, we continued to restructure the production portion of this program through negotiations with the U.S. Government, which included reducing the number of units and modifying the pricing and delivery schedules.  Based on the status of the negotiations during the year and contractual commitments with our vendors related to materials for the anticipated production units procured in advance of the low-rate initial production (LRIP) contract awards, we established reserves in 2007 representing our best estimate of the expected loss for this program.  At December 29, 2007, reserves for this program totaled $50 million.  During 2008, we continued to receive inventory and incur additional vendor obligations for long-lead time materials related to the anticipated LRIP contracts.

In the second quarter of 2008, we learned that, based on estimated projected costs, the ARH program required recertification under the Nunn-McCurdy Act in order for the program to continue, and the U.S. Government began the certification process.  At the end of the day on October 16, 2008, we received notification that the U.S. Government would not certify the continuation of this program to Congress under the Nunn-McCurdy Act and thus had decided to terminate the program for the convenience of the Government.  We are in the process of establishing the termination costs for the SDD contract, which we believe will be fully recoverable from the U.S. Government.

At October 27, 2008, our LRIP-related vendor obligations are estimated to be up to approximately $80 million.  We have begun the process of assessing the amount of the ultimate vendor liability, as well as evaluating the utility the related inventory has to other Bell programs, customers, or to the vendors.  This review and the related discussions with vendors are ongoing.  We estimate that our potential loss resulting from our LRIP-related vendor obligations will be between approximately $50 million and $80 million. Accordingly, no additional reserves are deemed necessary at this time.

Forward Contract — We enter into a forward contract in our common stock on an annual basis.  The contract is intended to modify the earnings and cash volatility of stock-based incentive compensation indexed to our stock.  The forward contract requires annual cash settlement between the counterparties based upon a number of shares multiplied by the difference between the strike price and the prevailing common stock price.  As of September 27, 2008, the contract was for approximately 2.2 million shares with a strike price of $63.28.  The market price of the stock was $32.49 at September 27, 2008, resulting in a payable of $68 million, compared with a receivable of $62 million at December 29, 2007.
11.

Note 9:  Guarantees and Indemnifications

As disclosed under the caption “Guarantees and Indemnifications” in Note 17 to the Consolidated Financial Statements in Textron’s 2007 Annual Report on Form 10-K, we have issued or are party to certain guarantees.  As of September 27, 2008, there has been no material change to these guarantees.

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

Changes in our warranty and product maintenance liability are as follows:

	Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007
Accrual at the beginning of period	$315	$310
Provision	146	138
Settlements	(150)	(134)
Adjustments to prior accrual estimates	(12)	(6)
Reclassification adjustments	(5)	-
Accrual at the end of period	$294	$308

Note 10:  Fair Values of Assets and Liabilities

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

12.

the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the assets and liabilities measured at fair value on a recurring basis at September 27, 2008 categorized by the level of inputs used in the valuation of each asset and liability.

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Manufacturing group
Foreign exchange rate forwardcontracts, net	$10	$-	$10	$-
Total Manufacturing group	10	-	10	-
Finance group
Interest-only strips	48	-	-	48
Derivative financial instruments, net	27	-	27	-
Total Finance group	75	-	27	48
Total assets	$85	$-	$37	$48
Liabilities
Manufacturing group
Cash settlement forward contract	$68	$68	$-	$-
Total Manufacturing group	68	68	-	-
Total liabilities	$68	$68	$-	$-

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

13.

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

Changes in Fair Value for Unobservable Inputs

The table below presents the change in fair value measurements for our interest-only strips for which we used significant unobservable inputs (Level 3) during 2008:

(In millions)	Three Months Ended September 27, 2008	Nine Months Ended September 27, 2008
Balance, beginning of period	$53	$43
Net gains for the period:
Securitization gains on sale of finance receivables	17	59
Change in value recognized in Finance revenues	1	2
Impairment charge	(5)	(5)
Collections	(18)	(51)
Balance, end of period	$48	$48

Note 11:  Recently Issued Accounting Pronouncements

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

Other new pronouncements issued but not effective until after September 27, 2008 are not expected to have a significant effect on our consolidated financial position or results of operations.

Note 12:  Segment Information

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

14.

receivables involving the sale or lease of our products are recorded by the selling manufacturing division when our Finance group has recourse to the Manufacturing group.

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
REVENUES
MANUFACTURING:
Cessna	$1,418	$1,268	$4,165	$3,439
Bell	702	650	1,974	1,826
Defense & Intelligence	503	326	1,606	1,004
Industrial	726	652	2,320	2,092
	3,349	2,896	10,065	8,361
FINANCE	184	214	575	663
Total revenues	3,533	3,110	10,640	9,024
SEGMENT OPERATING PROFIT
MANUFACTURING:
Cessna	$238	$222	$707	$577
Bell	63	58	184	90
Defense & Intelligence	74	43	212	161
Industrial	6	23	91	138
	381	346	1,194	966
FINANCE	18	54	73	174
Segment profit	399	400	1,267	1,140
Corporate expenses and other, net	(38)	(52)	(122)	(170)
Interest expense, net	(32)	(19)	(91)	(66)
Income from continuing operations before income taxes	$329	$329	$1,054	$904

Note 13:  Subsequent Events

In recent weeks, volatility and disruption in the capital markets have reached unprecedented levels.  In light of current market conditions and in order to reduce our capital requirements, on October 13, 2008, our Board of Directors approved the recommendation of management to downsize the Finance group. Under the approved plan, we will be exiting the Finance group’s asset-based lending and structured capital divisions, and several additional product lines, representing approximately $2 billion in managed finance receivables.  We plan to exit these divisions and product lines through an orderly liquidation as market conditions allow, over the next two to three years.  The Finance group will also limit new originations in its distribution finance, golf and resort portfolios.

As a result of the decision to downsize the Finance group, we determined that an impairment indicator exists for the Finance group’s goodwill and long-lived assets.  Based on internal analysis performed, we expect to take a non-cash pre-tax impairment charge in the fourth quarter of up to $169 million to eliminate substantially all of the segment’s goodwill.  Also, in October, we initiated a restructuring program to reduce overhead cost and improve productivity across the enterprise.  Including the Finance group, we expect total restructuring charges of about $25 million, with most of the charges expected to occur in the fourth quarter.  We will continue to assess our estimates of total impairment and restructuring charges and may adjust such amounts as appropriate.

15.

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

Risks Relating to the Financial Services Industry and Financial Markets

Current levels of market volatility are unprecedented, which may continue to increase our Finance group’s cost of funds or disrupt our Finance group's access to the capital markets.
Our Finance group consists of the Finance segment, which is comprised of Textron Financial Corporation and its subsidiaries. Our Finance segment relies on its access to the capital markets to fund asset originations, fund operations and meet debt obligations and other commitments. The Finance group raises funds through commercial paper borrowings, issuances of medium-term notes and other term debt securities and syndication and securitization of receivables. Additional liquidity is provided to our Finance group through contractually committed bank lines of credit.  The recent unprecedented volatility and disruptions in the capital markets have resulted in conditions that have increased our Finance group’s cost of funds, adversely affecting its profitability, due to the lack of immediate ability to pass on higher costs due to contractual or market constraints.  Recent access to the commercial paper markets, including access by our Finance group, has been on less favorable terms, and the commercial paper markets may not be a reliable source of short-term financing for us in the future.  Similarly, our Finance group’s ability to engage in term debt, syndication and securitization transactions on favorable terms, or at all, has been adversely affected, and it may be unable to rely on these transactions as sources of financing in the future.  Continued volatility and disruption in the capital markets could further increase our Finance group’s cost of funds, further eroding its profitability, or further limit our Finance group’s access to the capital markets.  In the event of further limitations on our Finance group’s access to the capital markets, our liquidity could be adversely affected. In such event, we would seek to repay commercial paper as it becomes due and to meet our other liquidity needs by drawing upon our contractually committed bank lines of credit or by seeking other funding sources. However, under the current extreme market conditions, these agreements and other funding sources may not be available or sufficient to meet our needs. As a result, our Finance group's business could be adversely affected and our cash flow, profitability and financial condition also would suffer.

Measures we are taking to reduce our Finance group’s capital requirements may not work, and required capital contributions to the Finance group could restrict our use of capital.
We cannot assure you that we will be able to accomplish the orderly liquidation of the divisions and product lines of our Finance group, which we have decided to exit on a timely or successful basis or in a manner that will significantly reduce our Finance group’s capital requirements.  Moreover, our withdrawal from these lines of business may reduce the income and cash flow generated by the Finance group in future years.  In addition, as a result of the decision to downsize our Finance group and the resulting impairment charge in the fourth quarter of 2008 of up to $169 million, we expect to be required, under the terms of the Textron Inc. support agreement with the Finance group, to make a capital contribution of up to $200 million to the Finance group by the end of the first quarter of 2009.  Textron Inc. may be required to make additional capital contributions to the Finance group in the future.  Required capital contributions to the Finance group could restrict our allocation of available capital for other purposes.

Difficult conditions in the financial markets have adversely affected the business and results of operations of our Finance group, and we do not expect these conditions to improve in the near future.
The financial performance of our Finance group depends on the quality of loans, leases and other credit products in its finance asset portfolios.  Portfolio quality may be adversely affected by several factors, including finance receivable underwriting procedures, collateral quality or geographic or industry concentrations, as well as the recent deterioration of the financial markets.  Current financial market conditions have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional

16.

investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies and defaults, lack of consumer confidence, increased market volatility and widespread reduction of business activity.  In addition, our credit risk may be exacerbated when our collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of our finance receivable portfolio. Further deterioration of our Finance group’s ability to successfully collect its finance receivable portfolio and to resolve problem accounts may adversely affect our cash flow, profitability and financial condition.  As these current market conditions persist or worsen, we could experience continuing or increased adverse effects on our financial condition and results of operation.

The soundness of our suppliers, customers and business partners could affect our business and results of operations.
All of our segments are exposed to risks associated with the creditworthiness of our key suppliers, customers and business partners, including automobile manufacturers and other industrial customers, customers of our Bell and Cessna products and home improvement retailers and original equipment manufacturers, many of which may be adversely affected by the volatile conditions in the financial markets. These conditions could result in financial instability or other adverse effects at any of our suppliers, customers or business partners.  The consequences of such adverse effects could include the interruption of production at the facilities of our customers or suppliers,  the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products,  and bankruptcy of customers or other creditors.  Any of these events may adversely affect our cash flow, profitability and financial condition.

The soundness of financial institutions could adversely affect us.
We have relationships with many financial institutions, including lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services industry.  As a result, defaults by, or even rumors or questions about, financial institutions or the financial services industry generally, could result in losses or defaults by these institutions.  In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to access credit facilities or complete transactions as intended, including the pending sale of our Fluid & Power business or other divestitures that may be subject to funding requirements on the part of the buyer, each of which could adversely affect our business and results of operations.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.
The major rating agencies regularly evaluate us, including our Finance group, and their ratings of our long-term debt are based on a number of factors, including our financial strength, and factors outside our control, such as conditions affecting the financial services industry generally.  Although our long-term debt is currently rated investment grade by the major rating agencies, in light of the difficulties in the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings at a level that is acceptable to investors. On October 13, 2008 and then again on October 21, 2008, Fitch Ratings affirmed its ratings of Textron Inc. and the Finance group, while lowering its ratings outlook for both groups to “stable” from “positive”, and then from “stable” to “negative”, citing the ongoing turmoil in the financial markets and our exposure to our Finance group.  Likewise, Moody’s Investors Service affirmed its ratings of both groups’ debt, but lowered its outlook on both groups’ debt from “stable” to “negative” because of challenging conditions facing the Finance group. On October 16, 2008, Standard & Poor’s Ratings Services affirmed the short-term ratings of both borrowing groups; however, it placed both groups’ long-term debt ratings on “CreditWatch” with negative implications, which indicates that we are being evaluated for possible downgrade if the Finance group fails to show improvement in its financial and operating performance.  Our failure to maintain acceptable credit ratings could adversely affect the cost and other terms upon which we are able to obtain funding.

17.

Risks Relating to our Business

We have customer concentration with the U.S. Government.
During 2007, we derived approximately 19% of our revenues from sales to a variety of U.S. Government entities. Our U.S. Government revenues have continued to grow both organically and through acquisitions.  Our ability to compete successfully for and retain U.S. Government business is highly dependent on technical excellence, management proficiency, strategic alliances, cost-effective performance, and the ability to recruit and retain key personnel.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs.  The funding of these programs is subject to congressional appropriation decisions.  Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations.  The reduction or termination of funding, or changes in the timing of funding, for a U.S. Government program in which we provide products or services would result in a reduction or loss of anticipated future revenues attributable to that program, and could have a negative impact on our results of operations.   While the overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the U.S. Department of Defense’s military transformation initiatives, we can give no assurance that such spending will continue to grow or not be reduced.  Significant changes in national and international priorities for defense spending could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

U.S. Government contracts may be terminated at any time and may contain other unfavorable provisions.
The U.S. Government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders.  If any of our contracts are terminated by the U.S. Government, our backlog would be reduced, in accordance with contract terms, by the expected value of the remaining work under such contracts. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor.  In any such event, our financial condition and results of operations could be adversely affected.

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

18.

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
19.

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
In addition to reserves at our Finance group, we establish reserves in our manufacturing segments to cover uncollectible accounts receivable, excess or obsolete inventory, fair market value writedowns on used aircraft and golf cars, recall campaigns, warranty costs and litigation. These reserves are subject to adjustment from time to time depending on actual experience and are subject to many uncertainties, including bankruptcy or other financial problems at key customers.

20.

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

21.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues and Segment Profit

Third Quarter of 2008
Revenues increased $423 million, or 14%, to $3.5 billion in the third quarter of 2008, compared with the third quarter in 2007.  This increase is primarily due to revenues from newly acquired businesses of $229 million, higher pricing of $100 million, higher manufacturing volume and product mix of $96 million, and favorable foreign exchange in the Industrial segment of $28 million.  These increases were partially offset by lower revenue for the Finance segment of $30 million.

Segment profit decreased $1 million to $399 million in the third quarter of 2008, compared with the third quarter in 2007.  This decrease is primarily due to unfavorable cost performance of $41 million and lower profit in the Finance segment of $36 million, which was substantially offset by the benefit from higher volume and mix of $39 million, the benefit from newly acquired businesses of $22 million and higher pricing in excess of inflation of $18 million.

First Nine Months of 2008
Revenues increased $1,616 million, or 18%, to $10.6 billion in the first nine months of 2008 compared with the first nine months of 2007.  This increase is primarily due to revenues from newly acquired businesses of $693 million, higher manufacturing volume and product mix of $627 million, higher pricing of $285 million and favorable foreign exchange in the Industrial segment of $127 million.  These increases were partially offset by lower revenues in the Finance Segment of $88 million and the impact of last year’s reimbursement of costs related to Hurricane Katrina of $28 million.

Segment profit increased $127 million, or 11%, to $1.3 billion in the first nine months of 2008, compared with the first nine months of 2007.  This increase is primarily due to the benefit from higher volume and mix of $129 million, higher pricing in excess of inflation of $57 million and the benefit from newly acquired businesses of $49 million, partially offset by lower profit in the Finance segment of $101 million and unfavorable cost performance of $11 million.

Backlog

During the third quarter of 2008, backlog in our aircraft and defense businesses remained at the second quarter level of $23.5 billion, which represents a $4.7 billion increase from the end of 2007.  Since the end of 2007, Cessna’s backlog has grown approximately $3.0 billion, with approximately 68% of these new business jet orders from international customers, compared with approximately 51% in the corresponding period of 2007.  Approximately $2.4 billion of Cessna’s backlog relates to the Columbus aircraft with initial customer deliveries expected to begin in 2014.  Bell’s backlog has increased  $1.5 billion since the end of 2007 primarily as a result of a multi-year procurement contract entered into in March for the V-22 tiltrotor aircraft, which added $1.2 billion to backlog for the first funded lot and certain advanced procurement for additional lots.  The remaining contract value of $4.7 billion will be reflected in backlog as each subsequent production lot is funded.

Corporate Expenses and Other, net

Corporate expenses and other, net decreased $14 million and $48 million in the third quarter and first nine months of 2008, respectively, compared with the corresponding periods of 2007, primarily due to lower pre-tax share-based compensation expense largely attributable to depreciation in our stock price. We utilize cash settlement forward contracts on our common stock to modify compensation expense to reduce potential variability resulting from changes in our stock price.  With these contracts, changes in our stock price have no significant impact on net income.

22.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	3.2	0.8	1.8	1.1
Foreign tax rate differential	(2.5)	0.6	(4.4)	(0.3)
Manufacturing deduction	(1.6)	(1.6)	(1.6)	(1.6)
Equity hedge expense (income)	2.9	(1.5)	2.4	(1.2)
Interest on tax contingencies	0.1	1.1	1.6	1.1
Favorable tax settlements	-	-	-	(1.0)
Other, net	(0.9)	(2.8)	(0.5)	(3.0)
Effective income tax rate	36.2%	31.6%	34.3%	30.1%

Discontinued Operations

On September 10, 2008, we entered into an agreement to sell our Fluid & Power business unit to Clyde Blowers Limited, a UK-based worldwide leader in the areas of power, materials handling, intermodal transport and logistics and pump technologies.  Included in the transaction is the sale of all four Textron Fluid & Power product lines - which are Gear Technologies, Hydraulics, Maag Pump Systems, Union Pump and each of their respective brands.  Under the agreement, we will receive approximately $526 million in cash, a six-year note with a face value of $28 million and up to $50 million based on final 2008 operating results, primarily payable in a six-year note; in addition, certain liabilities will be assumed by Clyde Blowers Limited.  The sale is subject to certain closing conditions and completion of the buyer's funding, and is scheduled to close in November, pending regulatory reviews and approvals.

Beginning with the third quarter of 2008, the results of this business, which were previously reported in the Industrial segment, have been presented as discontinued operations for all periods presented in our consolidated financial statements.

Results of our discontinued businesses, including the operating results of Fluid & Power, are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue	$174	$153	$504	$438
Income from discontinued operations of Fluid & Power, before income taxes	17	24	36	30
Income taxes	7	7	11	7
Income from discontinued operations of Fluid & Power, net of income taxes	10	17	25	23
Transaction-related costs for Fluid & Power disposal	(8)	-	(8)	-
(Loss) income from other discontinued operations	(6)	13	(14)	6
Income from discontinued operations, net of income taxes	$(4)	$30	$3	$29

We expect the sale will generate after-tax cash proceeds of approximately $350 million and an after-tax gain of about $85 million. (Loss) income from other discontinued operations primarily relates to the resolution of certain retained liabilities of the Fastening Systems business.

23.

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

Cessna
	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues	$1,418	$1,268	$4,165	$3,439
Segment profit	$238	$222	$707	$577

In the third quarter of 2008, Cessna’s revenues and segment profit increased $150 million and $16 million, respectively, compared with the third quarter of 2007.  Revenues increased largely due to higher pricing of $64 million, higher volume of $62 million and a benefit from a newly acquired business of $24 million.  The higher volume primarily reflects higher jet and Caravan deliveries of $84 million partially offset by lower used aircraft sales of $36 million.  We delivered 124 jets in the third quarter, compared with 103 jets in the third quarter of 2007. Segment profit increased primarily due to the $25 million impact from higher volume and $24 million in pricing in excess of inflation, partially offset by $17 million in higher engineering and product development expense,  $9 million in higher overhead costs, $6 million in inventory write-downs for used aircraft and $5 million in inventory reserves.

In the first nine months of 2008, Cessna’s revenues and segment profit increased $726 million and $130 million, respectively, compared with the first nine months of 2007.  Revenues increased largely due to higher volume of $486 million, improved pricing of $191 million and a $49 million benefit from a newly acquired business.  The higher volume primarily reflects higher jet and Caravan deliveries of $504 million, partially offset by lower used aircraft sales of $42 million.  We delivered 336 jets in the first nine months of 2008, compared with 265 jets in the first nine months of 2007.  Segment profit increased primarily due to the $132 million impact from higher volume, pricing in excess of inflation of $81 million and favorable warranty performance of $19 million, partially offset by higher engineering and product development expense of $51 million, higher overhead costs of $12 million, $11 million in inventory write-downs for used aircraft and $6 million in inventory reserves.

Bell
	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues	$702	$650	$1,974	$1,826
Segment profit	$63	$58	$184	$90

U.S. Government Business
Revenues and segment profit for Bell’s U.S. Government business decreased $44 million and $11 million, respectively in the third quarter of 2008, compared with the third quarter of 2007.  The decrease in revenues is mainly due to lower V-22 volume of $53 million, partially offset by higher H-1 program revenue of $14 million, and higher spares and service volume of $6 million.  The lower V-22 volume is primarily due to the timing of deliveries compared to the third quarter of 2007. Segment profit decreased primarily due to unfavorable cost performance of $8 million, largely due to the 2007 recovery of $8 million in Armed Reconnaissance Helicopter (ARH) System Development and Demonstration (SDD) launch-related costs, and lower volume of $8 million.

24.

In the first nine months of 2008, revenues and segment profit for this business increased $103 million and $80 million, respectively, compared with the first nine months of 2007.  The increase in revenues is mainly due to higher H-1 program revenue of $50 million, higher V-22 volume of $26 million and higher spares and service volume of $25 million.  Segment profit increased primarily due to improved cost performance of $70 million and a $9 million contribution from higher volume and mix.  The improved cost performance is largely due to $65 million in net charges related to the ARH program in the first nine months of 2007, which included a $73 million charge for the low-rate initial production (LRIP) program, partially offset by the $8 million cost recovery for the SDD program.

ARH Program Termination — The ARH program included a development phase, covered by the SDD contract, and a production phase.  During 2007, we continued to restructure the production portion of this program through negotiations with the U.S. Government, which included reducing the number of units and modifying the pricing and delivery schedules.  Based on the status of the negotiations during the year and contractual commitments with our vendors related to materials for the anticipated production units procured in advance of the LRIP contract awards, we established reserves in 2007 representing our best estimate of the expected loss for this program.  At December 29, 2007, reserves for this program totaled $50 million.  During 2008, we continued to receive inventory and incur additional vendor obligations for long-lead time materials related to the anticipated LRIP contracts.

In the second quarter of 2008, we learned that, based on estimated projected costs, the ARH program required recertification under the Nunn-McCurdy Act in order for the program to continue, and the U.S. Government began the certification process.  At the end of the day on October 16, 2008, we received notification that the U.S. Government would not certify the continuation of this program to Congress under the Nunn-McCurdy Act and thus had decided to terminate the program for the convenience of the Government.  We are in the process of establishing the termination costs for the SDD contract, which we believe will be fully recoverable from the U.S. Government.

At October 27, 2008, our LRIP-related vendor obligations are estimated to be up to approximately $80 million.  We have begun the process of assessing the amount of the ultimate vendor liability, as well as evaluating the utility the related inventory has to other Bell programs, customers, or to the vendors.  This review and the related discussions with vendors are ongoing.  We estimate that our potential loss resulting from our LRIP-related vendor obligations will be between approximately $50 million and $80 million. Accordingly, no additional reserves are deemed necessary at this time.

Commercial Business
Revenues and segment profit for Bell’s commercial business increased $96 million and $16 million, respectively, in the third quarter of 2008, compared with the third quarter of 2007.  The increase in revenues for this business is primarily due to higher helicopter volume of $60 million, higher pricing of $24 million and revenues from newly acquired businesses of $9 million.  The increase in volume relates primarily to additional deliveries of 13 helicopters during the third quarter of 2008 (primarily 412s and 407s), compared to the corresponding period in 2007.  The increase in segment profit reflects the impact of higher volume and mix of $25 million and higher pricing in excess of inflation of $16 million, partially offset by unfavorable cost performance of $25 million.  The unfavorable cost performance primarily reflects an increase in selling and administrative expense of $22 million, largely due to higher project-related consulting expenses and the impact of the recovery of $5 million in ARH SDD costs in 2007, and an increase in product liability costs of $7 million, partially offset by $12 million of costs incurred in 2007 related to our exit of certain models.

In the first nine months of 2008, revenues and segment profit for Bell’s commercial business increased $45 million and $14 million, respectively, compared with the first nine months of 2007.  The increase in revenues for this business is primarily due to higher pricing of $54 million and revenues from newly acquired businesses of $20 million, partially offset by lower helicopter volume of $35 million.  The increase in segment profit primarily reflects higher pricing in excess of inflation of $25 million, partially offset by unfavorable cost performance of $15 million. The unfavorable cost performance primarily reflects an increase in selling and administrative expense of $14 million, largely due to higher project-related consulting expenses and the impact of the recovery of $5 million in ARH SDD costs in 2007, higher engineering and product development expense of $13 million

25.

and an increase in product liability costs of $9 million, partially offset by costs incurred in 2007 related to our exit of certain models of $13 million and higher royalty income of $9 million, primarily related to the Model A139.

Defense & Intelligence
	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues	$503	$326	$1,606	$1,004
Segment profit	$74	$43	$212	$161

Revenues and segment profit increased $177 million and $31 million, respectively, in the third quarter of 2008, compared with the third quarter of 2007.  The increase in revenues is primarily due to $188 million in revenues from our newly acquired AAI Corporation (AAI) business, partially offset by lower volume of $14 million.  Segment profit increased primarily due to the benefit resulting from the AAI acquisition of $21 million and favorable cost performance of $14 million, largely related to the ASV program.

In the first nine months of 2008, revenues and segment profit increased $602 million and $51 million, respectively, compared with the first nine months of 2007.  The increase in revenues is primarily due to $608 million in revenues from our newly acquired AAI business and $67 million in higher volume for our ASV aftermarket, Lycoming and Intelligent Battlefield Systems products, partially offset by lower Sensor Fused Weapon volume of $45 million and a $28 million reimbursement of costs in the first nine months of 2007 related to Hurricane Katrina.  Segment profit increased in the first nine months of 2008 primarily due to the benefit from the newly acquired AAI business of $55 million and favorable performance for the ASV of $28 million, partially offset by a 2007 cost reimbursement related to Hurricane Katrina of $28 million.

Industrial
	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues	$726	$652	$2,320	$2,092
Segment profit	$6	$23	$91	$138

Revenues in the Industrial segment increased $74 million, while segment profit decreased $17 million in the third quarter of 2008, compared with the third quarter of 2007.  Revenues increased primarily due to higher volume of $31 million, a favorable foreign exchange impact of $28 million, the favorable impact of an acquisition of $9 million and higher pricing of $6 million.  Segment profit decreased primarily due to inflation in excess of higher pricing of $21 million, largely due to significant increases in commodity prices, and unfavorable mix of $6 million, partially offset by improved cost performance of $11 million.

In the first nine months of 2008, revenues in the Industrial segment increased $228 million, while segment profit decreased $47 million compared to the first nine months of 2007.  Revenues increased primarily due to a favorable foreign exchange impact of $126 million, higher volume of $61 million, higher pricing of $24 million and the favorable impact of an acquisition of $17 million.  Segment profit decreased primarily due to inflation in excess of higher pricing of $46 million and unfavorable mix of $22 million, partially offset by improved cost performance of $8 million and a favorable foreign exchange impact of $5 million.

26.

Finance
	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues	$184	$214	$575	$663
Segment profit	$18	$54	$73	$174

Revenues decreased $30 million and $88 million in the third quarter and first nine months of 2008, respectively, compared with the corresponding periods of 2007, primarily due to the following:

(In millions)	Quarter	Year-To-Date
Lower market interest rates	$(42)	$(111)
Benefit from higher volume	10	17
Benefit from variable-rate receivable interest rate floors	6	12
Gains on the sale of leveraged lease investment	-	(16)
Leveraged lease residual value impairments	-	8

Segment profit decreased $36 million and $101 million in the third quarter and first nine months of 2008, respectively, compared with the corresponding periods of 2007, primarily due to the following:

(In millions)	Quarter	Year-To-Date
Increase in the provision for loan losses	$(28)	$(79)
Higher borrowing costs relative to market rates	(7)	(26)
Benefit from variable-rate receivable interest rate floors	6	12
Gains on the sale of leveraged lease investment	-	(16)
Leveraged lease residual value impairments	-	8

In the third quarter of 2008, the increase in the provision for loan losses was primarily attributable to increased loan loss provisions in the distribution finance division as general U.S. economic conditions have continued to impact borrowers.  The increase in the provision for loan losses during the first nine months of 2008 was primarily driven by $43 million in higher loan loss provisions in the distribution finance division, a $16 million reserve established for one account in the asset-based lending division and a $16 million reserve established for one account in the golf finance division.

Our borrowing costs have increased relative to the Federal Funds target rate as a result of the continued volatility in the credit markets.  Dramatic reductions in the Federal Funds target rate from January through April were generally reflected in our finance receivable portfolio yield in advance of being reflected in our borrowing costs.  LIBOR rates, on which the majority of our variable-rate debt portfolio is based, have remained high relative to the Federal Funds rate and credit spreads have widened on issuances of commercial paper and term debt as compared to 2007.  This increase in borrowing costs was partially offset by the benefit received from variable-rate receivables with interest rate floors, which began earning higher yields relative to market rate indices as market interest rates decreased compared to 2007. In the distribution finance division, the impact of higher borrowing costs relative to market rates was $7 million and $19 million for the three and nine months ended September 27, 2008, respectively, as its portfolio contains assets that earn interest primarily based on the Prime rate, while the portfolio is funded by debt obligations on which interest is based on commercial paper and LIBOR rates.

27.

The following table presents information about the Finance segment’s credit performance:

(Dollars in millions)	September 27, 2008	December 29, 2007
Nonperforming assets	$250	$123
Nonaccrual finance receivables	$189	$79
Allowance for losses	$137	$89
Ratio of allowance for losses to finance receivables	1.60%	1.03%
Ratio of nonperforming assets to total finance assets	2.67%	1.34%
Ratio of allowance for losses to nonaccrual finance receivables	72.7%	111.7%
60+ days contractual delinquency as a percentage of finance receivables	1.06%	0.43%

Portfolio quality statistics weakened during the first nine months of 2008, compared to year-end 2007.  The increase in nonperforming assets is primarily the result of one troubled account in the asset-based lending business and one troubled account in the golf finance division; however, nonperforming assets and net charge-offs also increased significantly in the distribution finance division reflecting weakening U.S. economic conditions.  We expect nonperforming assets and charge-offs to remain high for the remainder of 2008 compared to the strong portfolio performance of 2007.  As a result of this trend, we have increased our allowance for losses on finance receivables by $48 million, or 54%, during the first nine months of 2008.

The increase in our allowance for losses represents management’s evaluation of the recoverability of our finance receivables based on a number of factors as of September 27, 2008.  These factors include characteristics of the existing accounts, historical loss experience, collateral values, borrower specific information, industry trends and general economic conditions and trends.  The evaluation of our allowance for losses does not include the potential long-term effect of prolonged changes in general economic conditions and trends that have occurred or have become more severe subsequent to the end of the quarter.  Volatility in the credit markets has reached an unprecedented level since the end of the third quarter.  We believe that a prolonged credit market disruption of this nature could have a significant negative impact on many of the factors we utilize to evaluate the allowance for losses and could result in a material increase in losses in future periods.  If our allowance for losses as a percentage of finance receivables were to increase to our highest historical level of 2.74%, compared to 1.60% at September 27, 2008, the corresponding impact would be a $98 million increase in the provision for losses.

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

We assess liquidity for our Manufacturing group in terms of our ability to provide adequate cash to fund our operating, investing and financing activities. The principal source of liquidity for the Manufacturing group is operating cash flows. We also have liquidity available to us via the commercial paper market and committed bank lines of credit, as well as access to the public capital markets for our long-term capital needs.

Our Finance group mitigates liquidity risk (i.e., the risk that we will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving a variety of reliable sources of capital. Cash for the Finance group is provided from finance receivable collections, sales and securitizations, as well as the issuance of commercial paper and term debt in the public and private markets. This diversity of capital resources is intended to enhance its funding flexibility, limits dependence on any one source of funds, and results in cost-

28.

effective funding. The Finance group also can borrow from the Manufacturing group when the availability of such borrowings creates an economic advantage to Textron in comparison with borrowings from other sources.

Recent Developments

In recent weeks, volatility and disruption in the capital markets have reached unprecedented levels.  In light of current market conditions and in order to reduce our capital requirements, on October 13, 2008, our Board of Directors approved the recommendation of management to downsize the Finance group. Under the approved plan, we will be exiting the Finance group’s asset-based lending and structured capital divisions, and several additional product lines through an orderly liquidation as market conditions allow, over the next two to three years.  These assets total about $2 billion in managed finance receivables within the Finance group’s $11.4 billion portfolio. The Finance group will also limit new originations in its distribution finance, golf and resort portfolios, which in combination with liquidations in the businesses we are exiting, should result in a 10% reduction in managed receivables by the end of 2009.

As a result of the decision to downsize the Finance group, we expect to take a non-cash impairment charge in the fourth quarter of up to $169 million, which represents the current goodwill balance for the Finance group. This impairment charge will likely result in a fixed charge coverage ratio, at the end of 2008 of less than the 1.25 times required under the Support Agreement dated as of May 25, 1994 between the two borrowing groups.  As a result, the Manufacturing group expects that, as required by the Support Agreement, it will make a payment to the Finance group equaling the difference between pre-tax earnings before extraordinary items plus Fixed Charges in the actual fixed charge coverage calculation and the amount that would have been required for pre-tax earnings before extraordinary items plus Fixed Charges to meet the 1.25 times requirement for the year ending January 3, 2009.  This cash payment is expected to be required by the end of the first quarter of 2009, and we currently estimate that it will be for an amount up to $200 million.

In October, as discussed on page 25, we received notification that the U.S. Government would not certify the continuation of the ARH program and had decided to terminate the program.  We have ARH LRIP-related inventory and vendor obligations that are estimated to be up to approximately $80 million for which we could be required to begin making payments in the fourth quarter of 2008 and into 2009.

In July 2008, we announced our plan to utilize up to $500 million to repurchase our common stock, and subsequently, we announced that approximately half of the proceeds from the sale of the Fluid & Power business would be utilized for share repurchases.  In September, we suspended all share repurchase activity until after financial markets stabilize.  We expect that our liquidity will be enhanced by the after-tax cash proceeds of approximately $350 million that we expect to receive upon the closing of the Fluid & Power sale, which is anticipated in November.

Bank Facilities and Other Sources of Capital

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit was drawn at September 27, 2008 or December 29, 2007.

Due to the recent market turmoil that has resulted in an increase in interest rates and a decrease in duration for commercial paper issuances, we plan to reduce our total commercial paper outstanding with cash provided by operating activities, a reduction in finance receivables, proceeds from the sale of the Fluid & Power business, and if market conditions permit, from the issuance of longer term debt, including securitizations.

29.

At September 27, 2008, we have the following primary committed credit facilities with 18 banks:

(In millions)	Facility Amount	Commercial Paper Outstanding	Letters of Credit Outstanding	Amount Not Reserved as Support for Commercial Paper and Letters of Credit
Manufacturing group — multi-year facility expiring in 2012*	$1,250	$227	$21	$1,002
Finance group — multi-year facility expiring in 2012	1,750	1,445	10	295
Total	$3,000	$1,672	$31	$1,297

* The Finance group is permitted to borrow under this multi-year facility.

Of the $3 billion facility amount, 100% is provided by banks with a Standard & Poor’s rating of A or higher, and within that amount 71% is provided by banks with a Standard & Poor’s rating of AA- or higher; 95% is provided by banks with a Moody’s rating of A1 or higher, and within that amount, 85% is provided by banks with a Moody’s rating of Aa3 or higher.

Borrowings historically have been a secondary source of funds for our Manufacturing group and, along with the collection of finance receivables, are a primary source of funds for our Finance group. Both borrowing groups utilize a broad base of financial sources for their respective liquidity and capital needs. For the Manufacturing group, credit ratings are predominantly a function of its ability to generate operating cash flows and satisfy certain financial ratios.  For the Finance group, credit ratings are a critical component of its ability to access the public term debt and commercial paper markets, and also impact the cost of those borrowings.  Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the industries in which we operate, our financial position and changes in our business strategy.  Since high-quality credit ratings provide us with access to a broad base of global investors at an attractive cost, we target a long-term A rating from the independent debt-rating agencies. The credit ratings and outlooks of these three debt-rating agencies by borrowing group are as follows:
	Fitch Ratings	Moody’s	Standard & Poor’s
Long-term ratings:
Manufacturing	A-	A3	A-
Finance	A-	A3	A-
Short-term ratings:
Manufacturing	F2	P2	A2
Finance	F2	P2	A2
Outlook	Negative	Negative	Watch (Negative)

On October 13, 2008 and then again on October 21, 2008, Fitch Ratings affirmed its ratings of both borrowing groups’ debt, while lowering its ratings outlook for both groups to “stable” from “positive”, and then from “stable” to “negative”, citing the ongoing turmoil in the financial markets and the Manufacturing group’s exposure to the Finance group.  Likewise, Moody’s affirmed its ratings of both borrowing groups’ debt on October 22, 2008, but lowered its outlook from “stable” to “negative” because of challenging conditions facing the Finance group. On October 16, 2008, Standard & Poor’s affirmed the short-term ratings of both borrowing groups; however, it placed both borrowing groups’ long-term debt ratings on “CreditWatch” with negative implications, which indicates that we are being evaluated for possible downgrade if the Finance group fails to show improvement in its financial and operating performance. Our failure to maintain acceptable credit ratings could adversely affect the cost and other terms upon which we are able to obtain funding.

The debt (net of cash)-to-capital ratio for our Manufacturing group was 37% at September 27, 2008, compared with 32% at December 29, 2007, and the gross debt-to-capital ratio at September 27, 2008 was 39% compared with 38% at December 29, 2007.

30.

Under separate shelf registration statements filed with the Securities and Exchange Commission, the Manufacturing group may issue an unlimited amount of public debt and other securities, and the Finance group may issue an unlimited amount of public debt securities. During the first nine months of 2008, the Finance group issued $675 million of term debt under its registration statement.

Finance Group’s Contractual Obligations

We have updated our 10-K disclosure of the Finance group’s contractual obligations, as defined by reporting regulations.  Due to the nature of finance companies, we have also included contractual cash receipts that we expect to receive in the future.  The Finance group generally borrows funds at various contractual maturities to match the maturities of its finance receivables. The following table summarizes the Finance group’s liquidity position, including all managed finance receivables and both on- and off-balance sheet funding sources as of September 27, 2008, for the specified periods:

	Payments / Receipts Due by Period
(In millions)	Less than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 years	Total
Payments due: (1)
Multi-year credit facilities and commercial paper (2)	$—	$—	$—	$1,445	$—	$—	$1,445
Other short-term debt	36	—	—	—	—	—	36
Term debt	1,239	2,567	1,229	53	578	472	6,138
Off-balance sheet debt	2,113	77	77	111	79	211	2,668
Total payments due	3,388	2,644	1,306	1,609	657	683	10,287

Cash and contractual receipts: (1)(3)
Finance receivable receipts	2,570	1,571	1,118	830	695	1,790	8,574
Off-balance sheet finance receivable receipts	2,294	77	77	111	79	231	2,869
Total contractual receipts	4,864	1,648	1,195	941	774	2,021	11,443
Cash	136	—	—	—	—	—	136
Total cash and contractual receipts	5,000	1,648	1,195	941	774	2,021	11,579
Net cash and contractual receipts (payments)	$1,612	$(996)	$(111)	$(668)	$117	$1,338	$1,292
Cumulative net cash and contractual receipts (payments)	$1,612	$616	$505	$(163)	$(46)	$1,292

(1)	Contractual receipts and payments exclude finance charges from receivables, debt interest payments and other items.
(2)
Commercial paper outstanding at September 27, 2008 is reflected as being repaid in connection with the maturity of our $1.75 billion committed multi-year credit facility in 2012.  At September 27, 2008, this facility had $295 million not reserved as support for commercial paper and letters of credit.  Actual commercial paper issuances generally are outstanding for less than 90 days and are replaced by new commercial paper borrowing based on current needs.

(3)
Finance receivable receipts are based on contractual cash flows.  These amounts could differ due to prepayments, charge-offs and other factors, including the inability of borrowers to repay the balance of the loan at the contractual maturity date.

This liquidity profile indicates the Finance group’s ability to repay outstanding funding obligations through 2011, assuming contractual collection of all finance receivables, absent access to new sources of liquidity or origination of additional finance receivables.  In addition, at September 27, 2008, our Finance group had $481 million in other liabilities, primarily including accounts payable and accrued expenses, that are payable within the next 12 months.

31.

Manufacturing Group Cash Flows of Continuing Operations

	Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007
Operating activities	$652	$649
Investing activities	$(417)	$(210)
Financing activities	$(459)	$(352)

Operating cash flows for the Manufacturing group increased primarily due to earnings growth, partially offset by higher working capital requirements.  Changes in our working capital components resulted in a $480 million use of cash in the first nine months of 2008, compared to a $288 million use of cash in the corresponding period of 2007.  Cash used for inventories continues to be a significant use of operating cash due to increased production and inventory build-up primarily to support increasing sales at Bell and Cessna.

The Manufacturing group used more cash for investing activities primarily due to $109 million in cash payments made in 2008, largely related to the acquisition of AAI at the end of 2007, and a $100 million increase in capital expenditures.

More cash was used by the Manufacturing group for financing activities primarily due to a $229 million increase related to share repurchases, $75 million in higher dividend payments due to the timing of quarterly payments and lower proceeds from stock option exercises of $41 million. These decreases were partially offset by an incremental increase in borrowings of $244 million.

The increase in share repurchases is due to a 5.7 million increase in the number of shares repurchased in the first nine months of 2008, compared with the corresponding period of 2007.  In the first nine months of 2008, we repurchased 11.6 million shares for $533 million. In the first nine months of 2007, we repurchased 5.9 million shares for $295 million and settled a $9 million payable for unsettled trades from the prior year. As discussed above, we have suspended all share repurchase activity until after financial markets stabilize.

Finance Group Cash Flows of Continuing Operations

	Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007
Operating activities	$154	$239
Investing activities	$(225)	$221
Financing activities	$148	$(469)

For the Finance group, less cash was provided by operating activities primarily due to the timing of payments of taxes and accrued liabilities.  The Finance group used more cash for investing activities primarily due to the $351 million impact of lower repayments and proceeds received from receivable sales, including securitizations to fund originations, and the purchase of notes receivable issued by securitization trusts of $100 million.  Financing activities generated more cash for the Finance group primarily due to higher incremental borrowings as we relied less on proceeds from receivable sales, including securitizations to fund asset growth.

Consolidated Cash Flows of Continuing Operations

	Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007
Operating activities	$650	$594
Investing activities	$(628)	$170
Financing activities	$(169)	$(686)

32.

Operating cash flows increased primarily due to earnings growth, a $149 million combined increase related to higher repayments and lower originations of captive finance receivables, partially offset by working capital growth, largely related to growth in inventory levels due to increased production and inventory build-up in support of increasing sales at Bell and Cessna.

We used more cash for investing activities primarily due to the $351 million impact of lower repayments and proceeds received from receivable sales, including securitizations to fund originations, $109 million in payments in 2008, largely related to the acquisition of AAI at the end of 2007, the 2008 purchase of $100 million in notes receivable issued by securitization trusts and a $100 million increase in capital expenditures.

Cash flows used for financing activities reflect higher incremental borrowings, which were partially offset by a $229 million increase in cash used to repurchase our stock and $75 million in higher dividend payments due to the timing of quarterly payments.

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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 27, 2008	September 29, 2007
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(723)	$(775)
Cash received from customers, sale of receivables and securitizations	715	618
Other	(6)	(2)
Total reclassifications from investing activities	(14)	(159)
Dividends paid by Finance group to Manufacturing group	(142)	(135)
Total reclassifications and adjustments to operating activities	$(156)	$(294)

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which our products are manufactured and/or sold.  For the first nine months of 2008, the impact of foreign exchange rate changes from the first nine months of 2007 increased revenues by approximately $127 million (1.4%) and increased segment profit by approximately $5 million (0.4%).

33.

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the risk factors contained herein and the following: (a) changes in worldwide economic and political conditions that impact demand for our products, interest rates and foreign exchange rates; (b) the interruption of production at our facilities or our customers or suppliers; (c) performance issues with key suppliers, subcontractors and business partners; (d) our ability to perform as anticipated and to control costs under contracts with the U.S. Government; (e) the U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards; (f) changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Iraqi Freedom, Operation Enduring Freedom and the Global War on Terrorism; (g) changes in national or international funding priorities, U.S. and foreign military budget constraints and determinations, and government policies on the export and import of military and commercial products; (h) legislative or regulatory actions impacting defense operations; (i) the ability to control costs and successful implementation of various cost-reduction programs; (j) the timing of new product launches and certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which our products are sold or supplied or where Textron Financial Corporation (TFC) offers financing; (l) changes in aircraft delivery schedules or cancellation of orders; (m) the impact of changes in tax legislation; (n) the extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (o) our ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) our ability to realize full value of receivables; (q) the availability and cost of insurance; (r) increases in pension expenses and other postretirement employee costs; (s) TFC’s ability to maintain portfolio credit quality and certain minimum levels of financial performance required under its committed credit facilities and under Textron’s support agreement with TFC; (t) TFC’s access to financing, including securitizations, at competitive rates; (u) our ability to successfully downsize TFC, including effecting an orderly liquidation of certain TFC product lines; (v) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (w) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (x) the efficacy of research and development investments to develop new products; (y) the launching of significant new products or programs which could result in unanticipated expenses; (z) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; and (aa) continued volatility and further deterioration of the capital markets.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the nine months ended September 27, 2008.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2007 Annual Report on Form 10-K.

34.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share (Excluding Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Maximum Number of Shares that May Yet Be Purchased Under the Plan**
Month 1 (June 29, 2008 – August 2, 2008)	6,573,910	42.52	6,573,910	12,643,090
Month 2 (August 3, 2008 – August 30, 2008)	1,240,000	41.23	1,240,000	11,403,090
Month 3 (August 31, 2008 – September 27, 2008)	300,000	38.59	300,000	11,103,090
Total	8,113,910	42.18	8,113,910

On July 18, 2007, our Board of Directors approved a new share repurchase plan under which we are authorized to repurchase up to 24 million shares of common stock.  The new plan has no expiration date and supersedes the previous plan, which was cancelled. In September, we suspended all share repurchase activity until after financial markets stabilize.

35.

Item 6.	EXHIBITS
10.1	Amendment No. 1, effective July 23, 2008, to Textron Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2007)

10.2	Amendment No. 1, dated July 23, 2008, to Textron Spillover Pension Plan, As Amended and Restated Effective January 1, 2008

10.3	Form of Aircraft Time Sharing Agreement between Textron Inc. and its executive officers

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	October 29, 2008	/s/Richard L. Yates
Richard L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

36.

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

10.1	Amendment No. 1, effective July 23, 2008, to Textron Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2007)

10.2	Amendment No. 1, dated July 23, 2008, to Textron Spillover Pension Plan, As Amended and Restated Effective January 1, 2008

10.3	Form of Aircraft Time Sharing Agreement between Textron Inc. and its executive officers

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002