Form 10-K
period 2009-01-03
TEXTRON INC
filed 2009-02-26
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 28, 2008 was approximately $11,935,979,000 based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.
At February 14, 2009, 242,948,630 shares of Common Stock were outstanding.
Documents Incorporated by Reference
Part III of this Report incorporates information from certain portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2009.

PART I
Item 1. Business
Textron Inc. is a multi-industry company that leverages its global network of aircraft, defense, industrial and finance businesses to provide customers with innovative solutions and services around the world. We have approximately 43,000 employees worldwide. Textron Inc. was founded in 1923 and reincorporated in Delaware on July 31, 1967. Unless otherwise indicated, references to “Textron Inc.,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Textron Inc. and its consolidated subsidiaries.
Since the beginning of 2008, we have conducted our business through five operating segments: Cessna, Bell, Textron Systems, Industrial and Finance. Prior to 2008, the Bell segment consisted of two divisions, Bell Helicopter and Textron Systems. In 2008, we changed our segment reporting to separate Textron Systems into its own segment, initially named “Defense & Intelligence,” and to report Bell Helicopter as its own segment, Bell. All periods presented herein have been restated to reflect the new segment reporting structure.
Four of our operating segments represent our manufacturing businesses: Cessna, Bell, Textron Systems and Industrial. Our fifth segment consists of our Finance business. A description of the business of each of our segments is set forth below. Our business segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries. Financial information by business segment and geographic area appears in Note 20 to the Consolidated Financial Statements on pages 87 through 89 of this Annual Report on Form 10-K. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 17 through 27 of this Annual Report on Form 10-K. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.
During the second half of the year, turmoil in the capital markets and the deepening recession significantly impacted many of our businesses. On December 22, 2008, we announced our plan to exit the non-captive commercial finance business in the Finance segment. We also announced a restructuring program designed to reduce costs across the company. See the “Liquidity and Capital Resources” section beginning on page 28 for a discussion of these actions and for a discussion of our liquidity and capital resources.
Cessna Segment
Based on unit sales, Cessna Aircraft Company is the world’s largest manufacturer of general aviation aircraft. Cessna currently has four major product lines: Citation business jets, Caravan single engine turboprops, Cessna single engine piston aircraft and aftermarket services. Revenues in the Cessna segment accounted for approximately 40%, 40% and 38% of our total revenues in 2008, 2007 and 2006, respectively.
The family of business jets currently produced by Cessna includes the Mustang, Citation CJ1+, Citation CJ2+, Citation CJ3, Citation CJ4, Citation Encore+, Citation XLS+, Citation Sovereign and Citation X. First customer deliveries of the Citation CJ4 are scheduled to commence in 2010. In 2008, Cessna began developing the Citation Columbus, a wide-body, eight-passenger business jet designed for intercontinental travel.
The Cessna Caravan is the world’s best-selling utility turboprop. Caravans are offered in four models: the Grand Caravan, the Super Cargomaster, the Caravan 675 and the Caravan Amphibian. Caravans are used in the U.S. primarily for overnight express package shipments and for personal transportation. International uses of Caravans include humanitarian flights, tourism and freight transport.
Cessna offers nine models in its single engine piston product line, which include the four-place Skyhawk, Skyhawk SP, Skylane, Turbo Skylane, Cessna 350 Corvalis, Cessna 400 Corvalis TT, six-place Stationair, Turbo Stationair and the two-place Model 162 SkyCatcher. First customer deliveries of the SkyCatcher are scheduled to commence in late 2009.
The Citation family of aircraft currently is supported by 10 Citation Service Centers owned or operated by Cessna, along with authorized independent service stations and centers located in more than 22 countries throughout the world. Cessna-owned Service Centers provide customers with 24-hour service and maintenance. Cessna also provides around-the-clock parts support for Citation aircraft. Cessna Caravan and single engine piston customers receive product support through independently owned service stations and around-the-clock parts support through Cessna.

Cessna markets its products worldwide primarily through its own sales force, as well as through a network of authorized independent sales representatives, depending upon the product line. Cessna has several competitors in various market segments. Cessna’s aircraft compete with other aircraft that vary in size, speed, range, capacity, handling characteristics and price. Cessna operates a business jet fractional ownership business through a joint venture called CitationShares. Cessna’s current ownership interest in CitationShares is approximately 90%. This business offers shares of Citation aircraft for operation throughout the contiguous U.S. and in Canada, Mexico, Central America, the Caribbean and Bermuda. CitationShares also has an advance purchase jet aircraft charter product called the Vector Jetcard.
Bell Segment
Bell Helicopter is one of the leading suppliers of helicopters, tiltrotor aircraft, and helicopter-related spare parts and services in the world. Bell manufactures for both military and commercial applications. Revenues for Bell accounted for approximately 20%, 20% and 21 % of our total revenues in 2008, 2007 and 2006, respectively.
Bell supplies advanced military helicopters and support to the U.S. Government and to military customers outside the U.S. Bell is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company, the only supplier of military tiltrotor aircraft. Bell’s major U.S. Government programs are the V-22 tiltrotor aircraft and the H-1 helicopters.
Bell is teamed with The Boeing Company to develop, produce and support the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. The U.S. Government has issued contracts for 285 production V-22 aircraft through production Lot 16, of which 98 have been delivered as of the end of 2008. The U.S. Government’s program of record for the V-22 calls for a total of 458 production units.
The U.S. Marine Corps H-1 helicopter program includes a utility model and an advanced attack model, the UH-1Y and the AH-1Z, respectively, both of which were designed to have 84% parts commonality between them. Through production Lot 5, the U.S. Government has contracted for the production of 37 UH-1Y aircraft and 12 AH-1Z aircraft. We have delivered a combined total of 22 of these aircraft as of the end of 2008. In August 2008, the UH-1Y was approved for full-rate production, and the AH-1Z was extended for limited production, pending a Phase III Operational Evaluation in 2010. The U.S. Government’s program of record for the H-1 program calls for a total of 280 production units, 100 of which are utility models, and 180 of which are attack models.
Bell also is a leading supplier of commercially certified helicopters and support to corporate, offshore petroleum exploration and development, utility, and charter, police, fire, rescue and emergency medical helicopter operators. Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products. The commercial helicopters currently offered by Bell include the 206, 407 and 412; in addition, the 429 is expected to be certified in 2009.
Bell’s Customer Support and Service division provides post-sale service and support to its customers for its installed base of approximately 13,000 helicopters and tiltrotors through a network of four Bell-owned service centers, more than 140 independent service centers and six parts distribution centers that are located throughout the world. Collectively, these service centers offer logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repairs, engine repair and overhaul, aircraft modifications, post-sale customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.
Bell competes against a number of competitors based in the U.S. and other countries for its helicopter business, and its parts and support business competes against numerous competitors around the world. Competition is based primarily on price, product quality and reliability, product support, contract performance and reputation.
Textron Systems Segment
Textron Systems is a primary supplier to the defense, aerospace and general aviation markets, providing approximately 15%, 11% and 10% of Textron’s revenues in 2008, 2007 and 2006, respectively. This segment’s principal strategy is to address the U.S. Department of Defense’s emphasis on precision engagement and network-centric warfare by leveraging advances in information technology in the development and production of networked sensors, weapons and the associated algorithms and software. Textron Systems manufactures unmanned systems, precision weapons, airborne and ground-based surveillance systems, sophisticated intelligence and situational awareness software, armored vehicles and turrets, reciprocating piston aircraft engines, and aircraft and missile control actuators, valves and related components. While this segment sells most of its products to U.S. customers, it also sells certain products to customers outside the U.S. through sales representatives and distributors located in various global locations. Textron Systems includes seven operating units: AAI Corporation (AAI), HR Textron, Lycoming Engines, Overwatch Geospatial Systems, Overwatch Tactical Operations, Textron Defense Systems and Textron Marine & Land Systems.
Intelligent aerospace and defense systems provided by Textron Systems, through AAI, include: tactical unmanned aircraft systems (UAS), training and simulation systems, automated aircraft test and maintenance equipment, armament systems, aviation ground support equipment, countersniper detection systems, and logistical, engineering and supply chain services. AAI is also the prime system integrator for the U.S. Army’s premier tactical UAS, the Shadow®, which includes the One System® Ground Control Station — the U.S. Army’s standard for interoperability of manned and unmanned airborne assets.
Textron Systems, through Textron Defense Systems, is also a tier-one supplier of unattended ground sensors and intelligent munitions systems for the U.S. Army’s Future Combat System. Textron Systems also is the U.S. Air Force’s prime contractor for the Sensor Fuzed Weapon and, through its HR Textron operating unit, is a subcontractor to The Boeing Company for tail actuation systems on the Joint Direct Attack Munition and the next generation Small Diameter Bomb.
Textron Systems, through Textron Marine & Land Systems, has produced and delivered approximately 1,875 armored security vehicles (ASV) for the U.S. Army. The current contract calls for approximately 780 additional units through July 2010; in addition, the U.S. Army may exercise various options to acquire an additional 164 units through 2010. The ASVs currently are deployed in locations around the globe, particularly in Iraq and Afghanistan, serving various missions, including convoy escorts, patrolling, checkpoints, forward operating base patrol, urban operations, reconnaissance and surveillance patrols, combat observation lasing teams, and tactical overwatch for civilian and military police operations.
Textron Systems competes against a number of competitors in the U.S. and other countries on the basis of technology, contract performance, price, product quality and reliability, product support and reputation.
Industrial Segment
The Industrial segment includes our Kautex, Greenlee, E-Z-GO and Jacobsen businesses.
Kautex, headquartered in Bonn, Germany, is a leading developer and manufacturer of blow-molded fuel systems for cars, light trucks, all-terrain vehicles and watercraft, and windshield and headlamp washer systems, as well as selective catalytic reduction systems used to reduce emissions from diesel engines. In 2009, two global auto manufacturers plan to launch car models using Kautex’s next generation fuel system technology. Kautex serves the automobile market worldwide, with operating facilities near its major customers all around the world. In addition to fuel systems and washer systems, Kautex produces in North America metal fuel fillers and engine camshafts for the automotive market. To a lesser extent, Kautex serves other industrial customers with bottles and plastic containers for food, household, laboratory and industrial uses. These products are developed and produced in Germany.
Revenues of Kautex accounted for approximately 12%, 14% and 14% of our total revenues in 2008, 2007 and 2006, respectively. Kautex has a limited number of competitors worldwide, some of which are affiliated with the original equipment manufacturers that comprise Kautex’s targeted customer base. Competition typically is based on a number of factors, including price, product quality and reliability, prior experience and available manufacturing capacity.
Greenlee designs and manufactures powered equipment, electrical test and measurement instruments, hand and hydraulic powered tools, and electrical and fiber optic connectors under the Greenlee, Fairmont, Klauke, Paladin Tools, Progressive and Tempo brand names. The products principally are used in the electrical construction and maintenance, telecommunications, data communications, wiring and plumbing industries. Greenlee distributes its products through a global network of sales representatives and distributors and sells its products directly to home improvement retailers and original equipment manufacturers. Through a joint venture, Greenlee also sells hand and powered tools for the plumbing and mechanical industries in North America. The Greenlee businesses face competition from numerous manufacturers based primarily on price and product quality and reliability.
E-Z-GO designs, manufactures and sells golf cars and off-road utility vehicles powered by electric and internal combustion engines under the E-Z-GO name, as well as multipurpose utility vehicles under the E-Z-GO and Cushman brand names. E-Z-GO’s commercial customers consist primarily of golf courses, resort communities and municipalities, as well as commercial and industrial users such as airports, college campuses and factories. E-Z-GO’s golf cars and utility vehicles also are sold in the consumer market. Sales are made through a network of dealers and directly to end users. E-Z-GO has two major competitors for golf cars and several other competitors for off-road utility vehicles. Competition is based primarily on price, product quality and reliability, product support and reputation.
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
Finance Segment
Our Finance segment consists of Textron Financial Corporation, a diversified commercial finance company with operations in six major divisions: Asset-Based Lending, Aviation Finance, Distribution Finance, Golf Finance, Resort Finance and Structured Capital.
In October 2008, we announced that, due to market conditions, our Finance segment would be exiting its Asset-Based Lending and Structured Capital businesses, as well as several additional product lines, representing about $2.0 billion in managed receivables. Then, due to continued weakness in the economy and in order to address our long-term liquidity position, on December 22, 2008, we announced a plan to exit all of the commercial finance business of our Finance segment, other than that portion of the business supporting customer purchases of products that we manufacture. The exit plan will be effected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years.
Our Finance segment continues to originate new customer relationships and receivables in the Aviation Finance division, which provides financing for new and used Cessna business jets, single engine turboprops, piston-engine airplanes and Bell helicopters, and the Golf Finance division, which provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment. Our Finance segment’s services are offered primarily in North America. However, our Finance segment finances certain Textron products worldwide, principally Bell helicopters and Cessna aircraft.
In 2008, 2007 and 2006, our Finance segment paid our manufacturing segments $1.0 billion, $1.2 billion and $1.0 billion, respectively, related to the sale of Textron-manufactured products that it financed. Our Cessna and Industrial segments also received proceeds in those years of $18 million, $27 million and $63 million, respectively, from the sale of equipment from their manufacturing operations to our Finance segment for use under operating lease agreements.
The commercial finance environment in which our Finance segment continues to operate in is highly fragmented and has traditionally been extremely competitive. Our Finance segment is subject to competition from various types of financing institutions, including banks, leasing companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry is primarily focused on price, term, structure and service.
Our Finance segment’s largest business risks are continued access to financing through the capital markets and the collectibility of its finance receivable portfolio. See “Finance Portfolio Quality” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 27 for a discussion of the credit quality of this portfolio.

Backlog
Our backlog at the end of 2008 and 2007 is summarized below:

	January 3,	December 29,
(In millions)	2009	2007
U.S. Government:
Bell	$5,037	$2,805
Textron Systems	2,242	2,092

Total U.S. Government backlog	7,279	4,897

Commercial:
Cessna	14,530	12,583
Bell	1,155	1,004
Other	310	391

Total Commercial backlog	15,995	13,978

Total backlog	$23,274	$18,875

At January 3, 2009, approximately 99% of the U.S. Government backlog was funded. Unfunded backlog represents the award value of U.S. Government contracts received, generally related to cost-plus type contracts, in excess of the funding formally appropriated by the U.S. Government. The U.S. Government is obligated only up to the funded amount of the contract. Additional funding is appropriated as the contract progresses.
Approximately 75% of our total backlog at January 3, 2009, represents orders that are not expected to be filled in 2009, including $1.4 billion in orders for the new Citation CJ4 aircraft with first customer deliveries scheduled for 2010, and $2.3 billion in orders for the Citation Columbus aircraft, which began development in 2008 and is not expected to provide significant revenues until the latter half of the next decade.
Cessna’s backlog includes approximately $1.5 billion in orders from a major fractional jet customer. Orders from this fractional aircraft operator are included in backlog when the customer enters into a definitive master agreement and has established preliminary delivery dates for the aircraft. Delivery dates are subject to change through amendment to the master agreement. Orders from other Cessna customers, which cover a wide spectrum of industries worldwide, are included in backlog when the customer enters into a definitive purchase order. An initial customer deposit is required upon entering into a definitive purchase agreement with subsequent additional deposits at certain milestone dates. Orders remain in backlog until the aircraft is delivered or the customer requests cancellation. Upon cancellation, deposits are used to defray costs including remarketing fees, cost to reconfigure the aircraft and other costs incurred as a result of the cancellation. Remaining deposits, if any, may be refunded at our discretion.
The deepening recession and turmoil in the capital markets have significantly impacted many of our customers during the second half of 2008. As a result, a significant number of Cessna’s customers have requested deferral of their scheduled jet delivery date, transition to a smaller or less expensive jet model, or in some cases, to cancel their order. We also identified customers interested in accelerating their aircraft delivery date to replace deferrals or cancellations. As a result, we have lowered our planned jet production level for 2009. We expect ongoing volatility in the timing of fulfillment of our Cessna backlog until economic conditions stabilize.
U.S. Government Contracts
In 2008, approximately 24% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of funding, which is dependent upon congressional appropriations, national and international priorities for defense spending, world events, and the size and timing of programs in which we may participate.
Our contracts with the U.S. Government generally may be terminated by the U.S. Government for convenience or if we default in whole or in part by failing to perform under the terms of the applicable contract. If the U.S. Government terminates a contract for convenience, we normally will be entitled to payment for the cost of contract work performed before the effective date of termination, including, if applicable, reasonable profit on such work, as well as reasonable termination costs. If, however, the U.S. Government terminates a contract for default, generally: (a) we will be paid the contract price for completed supplies delivered and accepted, an agreed-upon amount for manufacturing materials delivered and accepted and for the protection and preservation of property, and for partially completed products accepted by the U.S. Government; (b) the U.S. Government will not be liable for our costs with respect to unaccepted items and will be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; and (c) we may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.
Research and Development
Information regarding our research and development expenditures is contained in Note 17 to the Consolidated Financial Statements on pages 84 and 85 of this Annual Report on Form 10-K.
Patents and Trademarks
We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We also own or license active trademark registrations and pending trademark applications in the U.S. and in various foreign countries or regions, as well as trade names and service marks. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including: AAI; AH-1Z; APCO; BA609; Bell/Agusta Aerospace Company, LLC; Bell Helicopter; Bravo; Cadillac Gage; Caravan; Caravan Amphibian; Caravan 675; Cessna; Cessna 350; Cessna 400; Citation; Citation Encore+; CitationShares; Citation Sovereign; Citation X; Citation XLS+; CJ1; CJ1+; CJ2; CJ2+; CJ3; CJ4; Eclipse; Excel; E-Z-GO; Fairmont; Fly Bell; Fly Smart; Global Technology Center; Grand Caravan; Greenlee; HR Textron; Huey II; H-1; Kautex; Kiowa Warrior; Klauke; Lycoming; McCauley; Modular Affordable Product Lines; Mustang; Next Generation Fuel System; Overwatch Systems; Paladin; PDCue; Power Advantage; Progressive; ProParts; Quick Draw Loan; Rothenberger LLC; RXV; Sensor Fuzed Weapon; Shadow; SkyBOOKS; SkyCatcher; Skyhawk; Skyhawk SP; Skyhawk TD; Skylane; SkyPLUS; Sovereign; Stationair; ST 4X4; Super Cargomaster; SuperCobra; SYMTX; TDCue; Tempo; Textron; Textron Business Services; Textron Business Systems; Textron Defense Systems; Textron Financial Corporation; Textron Marine & Land Systems; Textron Six Sigma; Textron Systems; Turbo Skylane; Turbo Stationair; UAV SYSTEMS SPECIALIST; UH-1Y; US Helicopter; Vector; Vector Jetcard; V-22 Osprey; XLS; 429; 429 Global Ranger; and 429 Light Twin. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.
Environmental Considerations
Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental control facilities has not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 16 to the Consolidated Financial Statements on pages 83 and 84 of this Annual Report on Form 10-K.
Employees
At January 3, 2009, we had approximately 43,000 employees.
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
Forward-Looking Information
Certain statements in this Annual Report on Form 10-K and other oral and written statements made by us from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the risk factors contained herein and the following: (a) changes in worldwide economic or political conditions that impact demand for our products, interest rates and foreign exchange rates; (b) the interruption of production at our facilities or our customers or suppliers; (c) performance issues with key suppliers, subcontractors and business partners; (d) our ability to perform as anticipated and to control costs under contracts with the U.S. Government; (e) the U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards; (f) changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Iraqi Freedom,

Operation Enduring Freedom and the Global War on Terrorism; (g) changes in national or international funding priorities, U.S. and foreign military budget constraints and determinations, and government policies on the export and import of military and commercial products; (h) legislative or regulatory actions impacting our operations or demand for our products; (i) the ability to control costs and successful implementation of various cost-reduction programs, including the enterprise-wide restructuring program; (j) the timing of new product launches and certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which our products are sold or supplied or where Textron Financial Corporation (TFC) offers financing; (l) changes in aircraft delivery schedules, or cancellation or deferral of orders; (m) the impact of changes in tax legislation; (n) the extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (o) our ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) our ability to realize full value of receivables; (q) the availability and cost of insurance; (r) increases in pension expenses and other postretirement employee costs; (s) TFC’s ability to maintain portfolio credit quality and certain minimum levels of financial performance required under its committed credit facilities and under Textron’s support agreement with TFC; (t) TFC’s access to financing, including securitizations, at competitive rates; (u) our ability to successfully exit from TFC’s commercial finance business, other than the captive finance business, including effecting an orderly liquidation or sale of certain TFC portfolios and businesses; (v) uncertainty in estimating market value of TFC’s receivables held for sale and reserves for TFC’s receivables to be retained; (w) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (x) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (y) the efficacy of research and development investments to develop new products; (z) the launching of significant new products or programs which could result in unanticipated expenses; (aa) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; and (bb) continued volatility and further deterioration of the capital markets.
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
If the current economic uncertainty and capital market turbulence is prolonged, our planned liquidity actions may not be sufficient to meet our liquidity needs.
We have a significant amount of term debt that matures in early 2010, and we are reliant upon our planned liquidity actions to repay these obligations. If our plans to maximize cash flow in our Manufacturing businesses through realignment of production levels, cost reduction activities and reduction of working capital, and our plans to liquidate non-captive finance receivables in our Finance segment, are not successful, we may not generate enough cash to repay our obligations without obtaining additional financing. We no longer have access to a back-up credit facility, and we may not be successful in obtaining additional financing on acceptable rates and terms, if at all. In such event, we may need to take additional cost-cutting or other measures that could adversely impact our business and results of operations.
Measures we are taking to enhance our liquidity position in our Finance segment, including our plan to exit portions of Textron Financial Corporation’s commercial finance business, may not work in the manner and within the timeframe that we anticipate or at all.
We have announced a plan to exit all of the commercial finance business of our Finance segment, other than that portion of the business supporting the financing of customer purchases of Textron-manufactured products. The exit plan will be effected through a combination of orderly liquidation and selected sales. We cannot be certain that we will be able to accomplish the orderly liquidation or selected sales on a timely or successful basis or in a manner that will enhance our liquidity position. We may encounter delays and difficulties in effecting an orderly liquidation of our various receivable portfolios as a result of many factors, including the inability of our customers to find alternative financing, which could expose us to increased credit losses, as well as existing contractual limitations. We may not be able to accomplish sales of the receivables that have been designated for sale or transfer at the pricing that we anticipate or in the timeframe that we anticipate. We may be required to make additional mark-to-market or other adjustments against assets that we intend to sell or to take additional reserves against assets that we intend to retain. We may change our current strategy based on either our performance and liquidity position or changes in external factors affecting the value, and/or marketability of our assets, which could result in changes in the classification of assets we intend to hold for investment and additional mark-to-market adjustments. We may incur higher costs than anticipated as a result of this exit plan or be subject to claims made by third parties, and the exit plan may result in exacerbated credit losses. Moreover, our withdrawal from these lines of business will reduce the income and cash flow that our Finance segment generates in future years. Our failure to accomplish the exit plan successfully could result in continuing or increased adverse effects on our financial condition and results of operations.
Current levels of credit market volatility are unprecedented, which may continue to disrupt our access (including our Finance group’s access) to the capital markets, and other sources of liquidity may not be available.
Due to unprecedented levels of volatility and disruption in the credit markets beginning in the second half of 2008, we have experienced difficulty in accessing our historical sources of financing at favorable rates and terms. The continued deterioration of the credit markets has adversely impacted our liquidity. This situation has been exacerbated by the recent downgrades of our credit ratings, which have adversely impacted our ability to access the credit markets. Given the current economic environment and the risks associated with the capital markets in general, including the current unavailability to us of public unsecured term debt and difficulty we had in accessing sufficient commercial paper on a daily basis, on February 3, 2009, we borrowed the entire available balance of the $3.0 billion committed bank credit lines available to Textron and Textron Financial Corporation. However, the additional liquidity provided by the bank line draw may not be sufficient to meet our needs, and we may need to obtain additional financing or raise additional capital.
We are continuing to explore other potential avenues of liquidity, including funding sources in the capital markets, sales of other assets within our Manufacturing group and new financing structures for the Finance group. However, we may not be able to raise sufficient capital as and when required if the financial markets remain in turmoil, and any capital we raise may be on terms that are dilutive to existing shareholders or otherwise unfavorable to us. Any sales of other assets that we may carry out may be completed on unfavorable terms or cause us to incur charges, and we would lose the potential for market upside on those assets in a market recovery. New financing structures may not be available on acceptable rates and terms. If our business continues to experience significant challenges, we may face other pressures, such as employee retention issues and potential loss of suppliers or distributors for our products.
Payments required under our support agreement with Textron Financial Corporation could restrict our use of capital.
As a result of the decision to downsize Textron Financial Corporation and the resulting accounting charges and adjustments recorded in the fourth quarter of 2008, under the terms of our support agreement with Textron Financial Corporation, we made a cash payment of $625 million to Textron Financial Corporation to maintain both the fixed charge coverage ratio required by the support agreement and the leverage ratio required by Textron Financial Corporation’s credit facility. This cash payment was recorded as a capital contribution to Textron Financial Corporation. We may be required to make additional capital contributions to Textron Financial Corporation in the future in order to maintain these ratios. While capital contributions to Textron Financial Corporation may not increase the aggregate amount of outstanding consolidated indebtedness of Textron and Textron Financial Corporation, such contributions could restrict our allocation of available capital for other purposes. In addition, recently, from time to time, Textron Financial Corporation has borrowed from us to meet its liquidity needs, and it may require further borrowings from us for its liquidity needs in the future, depending upon market conditions. Textron Financial Corporation’s need for borrowings from us could restrict our use of funds for other purposes.
Our lowered credit ratings limit our access to the capital markets and increases the cost of our funding from the capital markets.
The major rating agencies regularly evaluate us, including Textron Financial Corporation. Both our long- and short-term credit ratings have recently been subject to downgrades to the ratings disclosed on page 32 in the “Credit Ratings” section. In connection with these rating actions, the rating agencies have cited concerns about the Finance group, including execution risks associated with our decision to exit the non-captive finance businesses and the need for Textron Inc. to make capital contributions to Textron Financial Corporation, as well as lower-than-expected business and financial outlook for 2009, the increase in outstanding debt resulting from the drawdown on our credit facilities, weak economic conditions and continued liquidity and funding constraints. Failure to maintain investment grade credit ratings that are acceptable to investors would prevent us from accessing the commercial paper markets, and may adversely affect the cost and other terms upon which we are able to obtain other financing, as well as our access to the capital markets.
Difficult conditions in the financial markets have adversely affected the business and results of operations of our Finance segment, and we do not expect these conditions to improve in the near future.
The financial performance of our Finance segment depends on the quality of loans, leases and other credit products in its finance asset portfolios. Portfolio quality may be adversely affected by several factors, including finance receivable underwriting procedures, collateral quality, or geographic or industry concentrations, the ability of our customers to obtain alternative financing as our Finance segment exits certain lines of business, as well as the recent deterioration of the financial markets. Current financial market conditions have resulted in significant writedowns of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These writedowns, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies and defaults, lack of consumer confidence, increased market volatility and widespread reduction of business activity. In addition, our credit risk may be exacerbated when our collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of our finance receivable portfolio. Further deterioration of our Finance segment’s ability to successfully collect its finance receivable portfolio and to resolve problem accounts may adversely affect our cash flow, profitability and financial condition. As these current market conditions persist or worsen, we could experience continuing or increased adverse effects on our financial condition and results of operations.
The soundness of our suppliers, customers and business partners could affect our business and results of operations.
All of our segments are exposed to risks associated with the creditworthiness of our key suppliers, customers and business partners, including automobile manufacturers and other industrial customers, customers of our Bell and Cessna products, home improvement retailers and original equipment manufacturers, many of which may be adversely affected by the volatile conditions in the financial markets. These conditions could result in financial instability or other adverse effects at any of our suppliers, customers or business partners. The consequences of such adverse effects could include the interruption of production at the facilities of our customers or suppliers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. Any of these events may adversely affect our cash flow, profitability and financial condition.
The soundness of financial institutions could adversely affect us.
We have relationships with many financial institutions, and, from time to time, we execute transactions with counterparties in the financial services industry. As a result, defaults by, or even rumors or questions about, financial institutions or the financial services industry generally, could result in losses or defaults by these institutions. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to complete transactions as intended, including divestitures that may be subject to funding requirements on the part of the buyer, which could adversely affect our business and results of operations.
We have customer concentration with the U.S. Government.
During 2008, we derived approximately 24% of our revenues from sales to a variety of U.S. Government entities. Our U.S. Government revenues have continued to grow both organically and through acquisitions. Our ability to compete successfully for and retain U.S. Government business is highly dependent on technical excellence, management proficiency, strategic alliances, cost-effective performance, and the ability to recruit and retain key personnel. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs. The funding of these programs is subject to congressional appropriation decisions. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The reduction or termination of funding, or changes in the timing of funding, for a U.S. Government program in which we provide products or services would result in a reduction or loss of anticipated future revenues attributable to that program and could have a negative impact on our results of operations. While the overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the U.S. Department of Defense’s military transformation initiatives, we can give no assurance that such spending will continue to grow or not be reduced. Significant changes in national and international priorities for defense spending could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.
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
We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts, and restrict the use and dissemination of classified information and the exportation of certain products and technical data. Our U.S. Government contracts contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our products, services and associated materials. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts and, under certain circumstances, suspension or debarment from future contracts for a period of time. These laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business.
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
Delays in aircraft delivery schedules, cancellation of orders or decline in demand for our aircraft products may adversely affect our financial results.
Aircraft customers, including sellers of fractional share interests, may respond to weak economic conditions by delaying delivery of orders or canceling orders. Weakness in the economy may result in fewer hours flown on existing aircraft and, consequently, lower demand for spare parts and maintenance. Weak economic conditions also may cause reduced demand for used business jets or helicopters, including cancellation or deferral of existing orders. We may accept used aircraft on trade-in that would be subject to fluctuations in the fair market value of the aircraft while in inventory. In addition, both U.S. and foreign governments and government agencies regulate the aviation industry; new regulations imposing additional regulatory, aircraft security or other requirements or restrictions may adversely impact demand for business jets and/or helicopters. Reduced demand for new and used aircraft, spare parts and maintenance can have an adverse effect on our financial results of operations.
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

Our joint venture, teaming and other arrangements involve risks and uncertainties.
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
Approximately 9,400 of our employees, or 22% of our total employees, are unionized. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. In addition, the presence of unions may limit our flexibility in responding to competitive pressures in the marketplace, which could have an adverse effect on our financial results of operations.
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
We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to commercial and financial transactions; government contracts; lack of compliance with applicable laws and regulations; production partners; product liability; patent and trademark infringement, employment disputes; and environmental, safety and health matters. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our being suspended or debarred from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations. However, litigation is inherently unpredictable, and we could incur judgments or enter into settlements for current or future claims that could adversely affect our financial position or our results of operations in any particular period.
The levels of our reserves are subject to many uncertainties and may not be adequate to cover writedowns or losses.
In addition to reserves at our Finance segment, we establish reserves in our manufacturing segments to cover uncollectible accounts receivable, excess or obsolete inventory, fair market value writedowns on used aircraft and golf cars, recall campaigns, warranty costs and litigation. These reserves are subject to adjustment from time to time depending on actual experience and are subject to many uncertainties, including bankruptcy or other financial problems at key customers.
In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, it is reasonably possible such matters could be decided against us and could require us to pay damages or make other expenditures in amounts that are not presently estimable. The effect of these matters on our financial results depends, in some cases, on our ability to obtain insurance covering potential losses at reasonable rates.
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
Our earnings and cash flow may be impacted by the amount of income or expense we expend or record for employee benefit plans. This is particularly true for our defined benefit pension plans, where the contributions to those plans are driven by, among other things, our assumptions of the rate of return on plan assets, the discount rate used for future payment obligations and the rates of future cost growth. If the actual investment return and rates prove materially different from our assumptions, this could adversely impact the amount of pension expense and require larger contributions to the plans. Also, changing pension legislation and regulations could increase the cost associated with our defined benefit pension plans. In addition, medical costs are rising at a rate faster than the general inflation rate. Continued medical cost inflation in excess of the general inflation rate increases the risk that we will not be able to mitigate the rising costs of medical benefits. Increases to the costs of pension and medical benefits could have an adverse effect on our financial results of operations.
Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.
We are subject to income taxes in both the U.S. and various non-U.S. jurisdictions, and our domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws, which could affect our profitability. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, the amount of income taxes we pay is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect our profitability.

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
On January 3, 2009, we operated a total of 72 plants located throughout the U.S. and 37 plants outside the U.S. We own 56 plants and lease the remainder for a total manufacturing space of approximately 20.3 million square feet.
We also own or lease offices, warehouses and other space at various locations. We consider the productive capacity of the plants operated by each of our business segments to be adequate. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.
Item 3. Legal Proceedings
We are subject to actual and threatened legal proceedings and other claims arising out of the conduct of our business. These proceedings include claims relating to commercial and financial transactions, government contracts, lack of compliance with applicable laws and regulations, production partners, product liability, patent and trademark infringement, employment disputes, and environmental, safety and health matters. Some of these legal proceedings seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders during the last quarter of the period covered by this Annual Report on Form 10-K.
Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers as of February 26, 2009. All of our executive officers are members of our Management Committee and Transformation Leadership Team.

Name	Age	Current Position with Textron Inc.
Lewis B. Campbell	62	Chairman and Chief Executive Officer; Director
Scott C. Donnelly	47	President and Chief Operating Officer
Kenneth C. Bohlen	56	Executive Vice President and Chief Innovation Officer
John D. Butler	61	Executive Vice President Administration and Chief Human Resources Officer
Richard L. Yates	58	Acting Chief Financial Officer, Senior Vice President and Corporate Controller
Mary L. Howell	56	Executive Vice President Government Affairs, Strategy and Business Development, International, Communications and Investor Relations
Terrence O’Donnell	64	Executive Vice President and General Counsel

Mr. Campbell joined Textron in September 1992 as Executive Vice President and Chief Operating Officer. He was named Chief Executive Officer in July 1998 and was appointed Chairman of our Board of Directors in February 1999. Mr. Campbell served as President and Chief Operating Officer from January 1994 to July 1998 and reassumed the position of President in September 2001. Mr. Campbell relinquished the title of President in January 2009. Mr. Campbell has been a Director of Textron since January 1994.
Mr. Donnelly joined Textron in June 2008 as Executive Vice President and Chief Operating Officer and was promoted to President and Chief Operating Officer in January 2009. Previously, Mr. Donnelly was the President and CEO of General Electric Company’s Aviation business unit, a position he had held since July 2005. GE’s Aviation business unit is a $16 billion maker of commercial and military jet engines and components as well as integrated digital, electric power and mechanical systems for aircraft. Prior to July 2005, Mr. Donnelly served as Senior Vice President of GE Global Research, one of the world’s largest and most diversified industrial research organizations with facilities in the U.S., India, China and Germany and held various other management positions since joining General Electric in 1989.
Mr. Bohlen joined Textron in November 1999 as Senior Vice President and Chief Information Officer and became Executive Vice President and Chief Innovation Officer in April 2000.
Mr. Butler joined Textron in July 1997 as Executive Vice President and Chief Human Resources Officer and became Executive Vice President Administration and Chief Human Resources Officer in January 1999.
Mr. Yates has been Senior Vice President and Corporate Controller of Textron since 2004. He served as Vice President and Corporate Controller since 1995. Prior to that, he was the Executive Vice President, Chief Financial Officer and Treasurer of Paul Revere Insurance Group, a publicly-traded company and former subsidiary of Textron.
Ms. Howell has been Executive Vice President Government Affairs, Strategy and Business Development, International, Communications and Investor Relations since October 2000. Ms. Howell joined Textron in 1980 and became an Executive Vice President in August 1995.
Mr. O’Donnell joined Textron as Executive Vice President and General Counsel in March 2000. Mr. O’Donnell is a partner in the Washington, D.C.-based law firm of Williams & Connolly, which he first joined in 1977. From 1989 to 1992, he served as General Counsel of the U.S. Department of Defense.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “TXT.” Our stock also is traded on the Chicago Stock Exchange. At January 3, 2009, there were approximately 15,000 record holders of Textron common stock. On July 18, 2007, our Board of Directors approved a two-for-one split of our common stock effected in the form of a 100% stock dividend. The additional shares resulting from the stock split were distributed on August 24, 2007 to shareholders of record on August 3, 2007. Prior period per share data have been restated to reflect this stock split.
The high and low common stock prices per share as reported on the New York Stock Exchange and the dividends paid per share, are provided in the following table:

	2008			2007
			Dividends			Dividends
	High	Low	per Share	High	Low	per Share
First quarter	$71.30	$51.26	$0.23	$49.10	$44.08	$0.194
Second quarter	64.24	47.73	0.23	56.91	45.35	0.194
Third quarter	48.87	32.04	0.23	63.13	53.01	0.230
Fourth quarter	29.28	11.69	0.23	73.38	62.58	0.230

Issuer Repurchases of Equity Securities
On July 18, 2007, our Board of Directors approved a new plan authorizing the repurchase of up to 24 million shares of our common stock. The plan has no expiration date. In September 2008, we suspended all share repurchase activity. There were no shares purchased under the plan in the fourth quarter of 2008. The maximum number of shares that may be purchased under the plan totaled 11,103,090 at January 3, 2009.
Stock Performance Graph
The following graph compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2003 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P Industrial Conglomerates (IC) Index. We are included in both the S&P 500 and the S&P IC Indices. The values calculated assume dividend reinvestment.
In 2008, we changed our line-of-business index from a custom market-weighted peer group index to the two published S&P industry indices, which we believe more accurately reflect our current business mix. Prior to 2008, our peer group consisted of the following 17 companies: The Boeing Company, Crane Co., Dover Corporation, General Dynamics Corporation, Honeywell International, Inc., Illinois Tool Works Inc., ITT Industries, Inc., Johnson Controls Inc., Lockheed Martin Corporation, Millipore Corporation, Northrop Grumman Corporation, Pall Corp., Parker Hannifin Corp., Raytheon Company, Rockwell Automation, Inc., Tyco International LTD. and United Technologies Corporation. We have provided our former custom market-weighted peer group index in the graph below for comparison purposes only.

Item 6. Selected Financial Data

(Dollars in millions, except per share amounts and where otherwise noted)	2008	2007	2006	2005	2004
Revenues
Cessna	$5,662	$5,000	$4,156	$3,480	$2,473
Bell	2,827	2,581	2,347	2,075	1,615
Textron Systems	2,116	1,334	1,061	806	639
Industrial	2,918	2,825	2,611	2,559	2,583
Finance	723	875	798	628	545

Total revenues	$14,246	$12,615	$10,973	$9,548	$7,855

Segment profit
Cessna	$905	$865	$645	$457	$267
Bell	278	144	108	269	156
Textron Systems	279	191	141	99	94
Industrial	67	173	149	125	169
Finance	(50)	222	210	171	139

Total segment profit	1,479	1,595	1,253	1,121	825
Special charges (a)	(526)	—	—	(118)	(39)
Corporate expenses and other, net	(170)	(256)	(206)	(202)	(159)
Interest expense, net for Manufacturing group	(125)	(87)	(90)	(90)	(94)
Income taxes	(314)	(373)	(264)	(215)	(162)

Income from continuing operations	$344	$879	$693	$496	$371

Per share of common stock (b)
Income from continuing operations — basic	$1.40	$3.52	$2.72	$1.86	$1.35
Income from continuing operations — diluted	$1.38	$3.45	$2.66	$1.82	$1.32
Dividends declared	$0.92	$0.85	$0.78	$0.70	$0.66
Book value at year-end	$9.75	$13.99	$10.51	$12.55	$13.45
Common stock price: High	$71.30	$73.38	$49.19	$40.02	$37.31
Low	$11.69	$44.08	$37.88	$32.92	$25.42
Year-end	$15.37	$71.62	$46.88	$38.49	$36.90

Common shares outstanding (In thousands) (b)
Basic average	245,686	249,792	255,098	267,062	274,674
Diluted average (c)	249,830	254,826	260,444	272,892	280,339
Year-end	242,041	250,061	251,192	260,370	270,746

Financial position
Total assets	$20,020	$19,991	$17,583	$16,528	$15,905
Manufacturing group debt	$2,569	$2,146	$1,796	$1,930	$1,763
Finance group debt	$7,388	$7,311	$6,862	$5,420	$4,783
Shareholders’ equity	$2,366	$3,507	$2,649	$3,276	$3,652
Manufacturing group debt-to-capital (net of cash)	46%	32%	29%	26%	25%
Manufacturing group debt-to-capital	52%	38%	40%	37%	33%

Investment data
Capital expenditures	$550	$385	$419	$360	$287
Depreciation	$334	$287	$260	$272	$250
Research and development	$980	$814	$786	$691	$573

Other data
Number of employees at year-end	43,000	42,000	38,000	35,000	32,000
Number of common shareholders at year-end	15,000	15,000	16,000	17,000	18,000

(a) For 2008, special charges include restructuring charges of $64 million and charges related to strategic actions taken at the Finance segment totaling $462 million. During the fourth quarter of 2008, we announced our plan to exit portions of our commercial finance business. As a result, we recorded an impairment charge of $169 million for unrecoverable goodwill and designated a portion of our finance receivables as held for sale, resulting in an initial pre-tax mark-to-market adjustment of $293 million. For 2005, special charges include $112 million in charges related to the disposition of the Automotive Trim (Trim) business and $6 million in restructuring charges. For 2004, special charges include $51 million in restructuring charges, net of a $12 million gain on the sale of an investment related to the Trim disposition.
(b) All prior periods presented have been restated to reflect a two-for-one stock split in 2007.
(c) Diluted average common shares outstanding assumes full conversion of outstanding preferred stock and exercise of stock options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Revenues increased 13% to $14.2 billion, while segment profit decreased 7% to $1.5 billion in 2008, compared with 2007. The revenue increase was largely due to the acquisition of AAI Corporation (AAI), higher volume in our aerospace and defense businesses, and pricing. The decrease in segment profit was largely due to higher loan loss provisions in the commercial finance business, partially offset by the impact of the higher volume and pricing. See pages 18 through 27 for more discussion of these changes on a consolidated basis and by segment.
During the second half of the year, turmoil in the capital markets and the deepening recession significantly impacted many of our businesses. On December 22, 2008, we announced our current plan to exit the non-captive commercial finance business in the Finance segment. We also announced a restructuring program designed to reduce costs across the company. This program, together with other volume-related reductions in workforce announced through January 2009, will eliminate approximately 15% of our workforce worldwide. As a result of the exit plan and the restructuring program, we incurred special charges totaling $526 million in the fourth quarter of 2008. These charges included a $293 million charge to mark-to-market finance receivables now designated as held for sale, a $169 million impairment charge to write off all of the Finance segment’s goodwill and $64 million in restructuring charges. See page 19 for a discussion of these special charges.
Earnings per share from continuing operations decreased largely due to the special charges and a $31 million tax charge related to the change in investment status of a Canadian subsidiary in the Finance segment, which had a combined impact of $1.79 per share, and lower segment profit, largely reflecting an increase in loan loss provisions at our Finance segment.
Backlog at the end of 2008 totaled $23.3 billion, a 23% increase from the prior year. Bell’s backlog increased $2.4 billion in 2008, largely due to the V-22 multi-year contract, and Cessna’s backlog increased $1.9 billion, largely due to orders received for the wide-body long-range Citation Columbus jet. At Cessna, while generally only firm aircraft orders for which we have received deposits are included in backlog, we have experienced deferrals that delay the delivery of commercial aircraft to later years, as well as cancellations of orders within backlog. See the “Backlog” section on page 5 for more information. For 2009, we have lowered our planned jet production level based on our current estimates. We expect ongoing volatility in the timing of fulfillment of our Cessna backlog until economic conditions stabilize.
Our Industrial segment saw volume decline in most of its businesses as demand softened, with the largest decline at Kautex, reflecting numerous automotive original equipment manufacturers (OEM) factory shutdowns around the world. Volume at E-Z-GO increased largely due to increased fleet car sales related to the successful introduction of our new RXV model.
Our defense businesses have buffered some of the impact of the economy through programs with the U.S. Government. At Textron Systems, revenues increased largely due to the acquisition of AAI and continued demand for Armored Security Vehicles (ASV) and other products. While Bell experienced the loss of the Armed Reconnaissance Helicopter (ARH) program in the fourth quarter of 2008, Bell’s V-22 and H-1 programs are performing as expected. We shipped four more V-22 aircraft and two more H-1 aircraft in 2008, compared with 2007.
Due to the current economic environment, we have experienced higher borrowing cost and, at times, limited access to the capital markets. In February 2009, we drew down on the balance of our $3.0 billion committed bank lines of credit to pay off our outstanding commercial paper and to provide us with additional liquidity during these uncertain times. See the “Recent Developments” section on pages 28 and 29 for a discussion of our liquidity and capital resources.

Consolidated Results of Operations
In our discussion of comparative results for the Manufacturing group, changes in revenue and segment profit are typically expressed in terms of volume, pricing, foreign exchange and acquisitions. Additionally, changes in segment profit may be expressed in terms of mix, inflation and cost-performance. Volume represents changes in the number of units delivered or services provided. Pricing represents changes in unit pricing. Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period. Acquisitions refer to the results generated from businesses that were acquired within the previous 12 months. For segment profit, mix represents a change due to the composition of products and/or services sold at different profit margins. Inflation represents higher material, wages, benefits or other costs. Cost performance reflects an increase or decrease in research and development, depreciation, warranty, product liability, quality/scrap, labor efficiency, overhead, product line profitability, start-up, ramp-up and cost reduction initiatives, or other manufacturing inputs. For U.S. Government business, performance generally refers to changes in estimated contract rates. These changes typically relate to profit recognition associated with revisions to total estimated costs to complete a contract that reflect improved (or deteriorated) operating performance on the contract, and are recognized by recording cumulative catch-up adjustments in the current period.
Revenues
Revenues increased $1.6 billion, or 13%, to $14.2 billion in 2008, compared with 2007. This increase is primarily due to the following factors in our manufacturing businesses, which were partially offset by lower revenues in the commercial finance business of $152 million:
•	Additional revenues from newly acquired businesses of $820 million, primarily the acquisition of AAI at Textron Systems;

•	Higher manufacturing volume of $514 million, reflecting:
–	$341 million in higher volume at Cessna, primarily related to an increase in business jet deliveries;

–	$134 million in higher volume at Bell, largely related to the V-22 and H-1 programs; and

–	$101 million in increased volume at Textron Systems from higher ASV aftermarket, Lycoming and Intelligent Battlefield Systems (IBS) products; partially offset by

–	$62 million decrease in the Industrial segment, principally due to lower demand at Kautex;
•	Higher pricing of $382 million, with $252 million at Cessna, $87 million at Bell and $34 million in the Industrial segment; and

•	Favorable foreign exchange impact of $95 million in the Industrial segment.
Revenues increased $1.6 billion, or 15%, to $12.6 billion in 2007, compared with 2006. The primary reasons for this increase are:
•	Higher manufacturing volume of $1.0 billion, reflecting:
–	$631 million in higher volume at Cessna, primarily related to an increase in business jet deliveries;

–	$112 million increase in the Industrial segment, principally due to higher demand at Kautex;

–	$142 million in higher volume at Bell, largely related to the H-1 program; and

–	$93 million in increased volume at Textron Systems from higher ASV deliveries;
•	Higher pricing of $320 million, with $212 million at Cessna, $87 million in Bell’s commercial business and $22 million in the Industrial segment;

•	Additional revenues from newly acquired businesses of $166 million, primarily the acquisitions of Overwatch Systems and AAI;

•	Favorable foreign exchange impact of $115 million in the Industrial segment; and

•	A $66 million impact from higher average finance receivables due to growth in the aviation and resort finance businesses in the Finance segment.
Segment Profit
Segment profit decreased $116 million, or 7%, to $1.5 billion in 2008, compared with 2007. This decrease is primarily due to $272 million in reduced profits in the Finance segment, largely due to an increase in the provision for loan losses of $201 million, partially offset by the following factors:
•	A $73 million benefit from higher volume and mix reflecting $110 million in higher volume at Cessna, primarily related to an increase in business jet deliveries, offset by $54 million in lower volume and mix in the Industrial Segment;
•	$50 million in profit from newly acquired businesses; and
•	$43 million in pricing in excess of inflation reflecting $82 million in pricing in excess of inflation at Cessna and $32 million at Bell, partially offset by $61 million in inflation in excess of pricing at Industrial.

Segment profit increased $342 million, or 27%, to $1.6 billion in 2007, compared with 2006. This increase is primarily due to the following factors, which were partially offset by inflation of $240 million:
•	Higher pricing of $320 million, with $212 million at Cessna, $87 million in Bell’s commercial business and $22 million in the Industrial segment;

•	Favorable cost performance of $152 million, which includes net charges in 2007 for the ARH Low Rate Initial Production (LRIP) program of $50 million, the $32 million favorable impact of the recovery of ARH System Development and Demonstration (SDD) launch-related costs written off in 2006 and lower charges related to the H-1 LRIP program of $43 million;

•	A $146 million net benefit from higher volume, partially offset by unfavorable product mix; and

•	Profit from newly acquired businesses of $20 million.
Special Charges
Special charges for the year ended January 3, 2009, include an initial mark-to-market adjustment of $293 million that was made when we reclassified certain finance receivables from held for investment to held for sale, a goodwill impairment charge in the Finance segment of $169 million and restructuring charges of $64 million. There were no special charges in fiscal 2007 or 2006.
As a result of the volatility and disruption in the credit markets, and in order to reduce our reliance on short-term funding, on October 13, 2008, our Board of Directors approved the recommendation of management to downsize the Finance segment. The plan approved at that time entailed exiting the Finance group’s Asset-Based Lending and Structured Capital businesses, as well as several additional product lines, and limiting new originations in the Distribution Finance, Golf Finance and Resort Finance businesses. On December 22, 2008, our Board of Directors approved a plan to exit all of the commercial finance business of the Finance segment, other than that portion of the business supporting customer purchases of Textron-manufactured products. We made the decision to exit this business due to continued weakness in the economy and in order to address our long-term liquidity position in light of continuing disruption and instability in the capital markets. In total, these actions will impact approximately $7.3 billion of the Finance segment’s $10.8 billion managed receivable portfolio as of the end of 2008. The exit plan will be effected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years. We recorded a pre-tax mark-to-market adjustment of $293 million against owned receivables held for sale due to the exit plan. At January 3, 2009, approximately $2.9 billion of the liquidating receivables were designated for sale or transfer, of which about $1.2 billion represent securitized receivables managed by the Finance segment, and $1.7 billion represent owned receivables classified as held for sale.
Based on current market conditions and the plan to downsize the Finance segment, we recorded a $169 million pre-tax impairment charge in the fourth quarter of 2008 to eliminate all goodwill at the Finance segment.
In October 2008, we initiated a restructuring program to reduce overhead cost and improve productivity across the company. On December 22, 2008, the Textron Board of Directors approved an expansion of this previously announced plan, which includes corporate and segment direct and indirect workforce reductions and streamlining of administrative overhead. The program, along with other volume-related reductions in workforce during the fourth quarter of 2008 and in January 2009, eliminates approximately 6,300 positions worldwide, representing approximately 15% of our global workforce.
We recorded pre-tax restructuring costs of $64 million in the fourth quarter of 2008 related to this restructuring program and the Finance segment exit plan, excluding volume-related direct labor reductions, which are recorded in segment profit. In the first half of 2009, we estimate that we will incur an additional $40 million in pre-tax restructuring costs, largely related to workforce reductions at Cessna. We may have additional restructuring costs as a result of further headcount reductions and other actions; however, an estimate of additional charges cannot be made at this time.

Special charges by segment for the year ended January 3, 2009 are as follows:

	Restructuring Charges
						Total
	Severance	Contract	Asset	Total	Other	Special
(In millions)	Costs	Terminations	Impairments	Restructuring	Charges	Charges
Cessna	$5	$—	$—	$5	$—	$5
Textron Systems	1	—	—	1	—	1
Industrial	16	—	9	25	—	25
Finance	15	1	11	27	462	489
Corporate	6	—	—	6	—	6

	$43	$1	$20	$64	$462	$526

Corporate Expenses and Other, net
Corporate expenses and other, net decreased $86 million in 2008, compared with 2007, primarily due to lower compensation expenses, largely caused by stock depreciation.
Corporate expenses and other, net increased $50 million in 2007, compared with 2006, primarily due to $26 million of higher compensation expenses, largely related to stock appreciation, $14 million of higher professional and consulting fees for corporate initiatives, $11 million of increased costs for divested operations, primarily due to higher pension costs and other retained liabilities, and a $6 million increase in our contribution to the Textron Charitable Trust, partially offset by an $8 million gain on an insurance settlement.
Interest Expense
Interest expense for the Manufacturing group increased $38 million to $125 million in 2008, compared with 2007, primarily due to higher borrowing costs associated with our commercial paper borrowing in 2008.
Income Taxes
The following table reconciles the federal statutory income tax rate to our effective income tax rate:

	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	2.1	1.0	2.3
Goodwill impairment	8.0	—	—
Favorable tax settlements	—	(1.1)	(2.4)
Canadian dollar functional currency	—	(0.1)	(1.2)
Non-U.S. tax rate differential	(5.6)	(0.5)	(2.4)
Manufacturing deduction	(2.7)	(1.6)	(0.5)
Equity hedge loss (income)	5.9	(1.5)	(0.8)
Tax contingencies and related interest	3.3	1.2	0.7
Change in status of non-U.S. subsidiary	4.8	—	—
Research credit	(1.8)	(0.8)	(0.6)
Other, net	(1.3)	(1.8)	(2.5)

Effective income tax rate	47.7%	29.8%	27.6%

In 2008, the effective income tax rate was significantly impacted by the plan announced in the fourth quarter of 2008 to exit portions of the Finance segment’s business. This plan resulted in the impairment of all of the Finance segment’s goodwill, of which only a small portion was deductible for tax purposes. In addition, due to the change in the investment status of the Finance segment’s Canadian subsidiary, we incurred $31 million in additional tax expense.
Discontinued Operations
In November 2008, we completed the sale of our Fluid & Power business unit to Clyde Blowers Limited, a U.K.-based worldwide leader in the areas of power, materials handling, intermodal transport and logistics, and pump technologies. This sale included our Gear Technologies, Hydraulics, Maag Pump and Union Pump product lines, along with each of their respective brands. We received approximately $527 million in cash, a six-year note with a face value of $28 million and up to $50 million based on final 2008 operating results that will be determined by the end of the first quarter of 2009, which will be primarily payable in a six-year note. We recorded an after-tax gain of $111 million for this sale. After taxes and other deal-related expenses are paid, we expect total net after-tax proceeds for the sale to be approximately $380 million, excluding any payments due to us related to the 2008 operating results.
In August 2006, we completed the sale of our Fastening Systems business to Platinum Equity, a private equity investment firm, for approximately $613 million in cash and the assumption of $16 million of net indebtedness and certain liabilities. There was no gain or loss recorded upon completion of the sale. Prior to the consummation of the sale of the Fastening Systems business, we recorded an impairment charge of $120 million in 2006 to record the business at the estimated fair value less cost to sell.
The Fluid & Power and Fastening Systems businesses met the discontinued operations criteria and have been included in discontinued operations for all periods presented in our Consolidated Financial Statements. The results of the Fluid & Power business were previously reported in the Industrial segment.
Revenue, results of operations and gains on disposal for our discontinued businesses are as follows:

(In millions)	2008	2007	2006
Revenue	$560	$610	$1,618

Income (loss) from discontinued operations before income taxes	34	51	(76)
Income taxes	3	15	16

Operating income (loss) from discontinued operations, net of income taxes	31	36	(92)
Gains on disposal, net of income taxes	111	2	—

Income (loss) from discontinued operations, net of income taxes	$142	$38	$(92)

Segment Analysis
Effective at the beginning of fiscal 2008, we operate in, and report financial information for, the following five business segments: Cessna, Bell, Textron Systems, Industrial and Finance. Prior to 2008, we reported segment financial results within four segments: Bell, Cessna, Industrial and Finance. We changed our segment reporting to separate Textron Systems into a new segment, initially named “Defense & Intelligence,” and to report Bell Helicopter as its own segment, Bell, to reflect the manner in which we now manage these businesses. All periods presented herein have been recast to reflect the 2008 segment reporting structure.
Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges. The measurement for the Finance segment includes interest income and expense and excludes special charges.
Cessna

(Dollars in millions)	2008	2007	2006
Revenues	$5,662	$5,000	$4,156
Segment profit	$905	$865	$645
Profit margin	16%	17%	16%
Backlog	$14,530	$12,583	$8,467
Cessna Revenues
Cessna’s revenues increased $662 million in 2008, compared with 2007, due to higher volume of $341 million, higher pricing of $252 million and a benefit from a newly acquired business of $69 million. The higher volume primarily reflects higher jet and Caravan deliveries of $481 million, partially offset by lower used aircraft sales of $98 million and lower single engine sales of $56 million. Citation business jets are the largest component of Cessna’s revenues. We delivered 467, 387 and 307 Citation business jets in 2008, 2007 and 2006, respectively. However, we do not expect the level of revenue growth we have experienced over the last three years to continue in the near future. Due to recent deferrals from 2009 deliveries and cancellations, as discussed in the Backlog section on page 5, Cessna has reduced its 2009 production plan from 2008 levels. As a result of reduced production levels, Cessna announced reductions in workforce by approximately 750 employees in the fourth quarter of 2008 and an additional 4,100 employees in January 2009.
Cessna’s backlog increased $1.9 billion, primarily due to $2.3 billion in orders received for the wide-body, long-range Citation Columbus jet, which began a multi-year development period in 2008.
In 2007, Cessna’s revenues increased $844 million, compared with 2006, due to higher volume of $631 million, primarily due to higher Citation business jet deliveries, and improved pricing of $212 million.
Cessna Segment Profit
Cessna’s segment profit increased $40 million in 2008, compared with 2007, primarily due to the impact of higher volume of $110 million, pricing in excess of inflation of $82 million and favorable warranty performance of $14 million, partially offset by increased engineering and product development expense of $45 million, which includes costs related to the development of new Citation models, CJ4 and Columbus, inventory writedowns of $51 million, largely related to used aircraft, and increased overhead costs of $19 million. Favorable warranty performance is primarily related to lower estimated warranty costs for aircraft sold in 2008. Segment profit also includes other favorable warranty performance of $28 million in both 2008 and 2007.
In 2007, Cessna’s segment profit increased $220 million, compared with 2006, primarily due to improved pricing of $212 million, along with the $139 million impact of higher volume and favorable warranty performance of $14 million, partially offset by inflation of $106 million and increased engineering and product development expense of $41 million. Favorable warranty performance included the $19 million impact of lower estimated warranty costs for aircraft sold in 2007 related to initial model launches as discussed below, partially offset by a lower benefit of $5 million from other favorable warranty performance (a $28 million benefit in 2007, compared with $33 million in 2006).
During initial model launches, Cessna typically incurs higher warranty-related costs until the production process matures, at which point warranty costs generally moderate. For the Sovereign and CJ3 models, production lines had reached this maturity level based on historical production and warranty patterns, resulting in lower estimated warranty costs than earlier production aircraft. Accordingly, Cessna has had favorable warranty performance in the past three years primarily due to the lower point-of-sale warranty costs for Sovereign and CJ3 aircraft sold.
Bell

(Dollars in millions)	2008	2007	2006
Revenues	$2,827	$2,581	$2,347
Segment profit	$278	$144	$108
Profit margin	10%	6%	5%
Backlog	$6,192	$3,809	$3,119
Bell Revenues
Bell’s revenues increased $246 million in 2008, compared with 2007, primarily due to higher volume of $134 million, higher pricing of $87 million and revenues from newly acquired businesses of $26 million. The increase in volume relates primarily to higher V-22 volume of $125 million (largely due to delivery of 18 aircraft in 2008, compared with 14 in 2007), higher H-1 volume of $47 million (principally due to delivery of 12 aircraft in 2008, compared with 10 in 2007), and an increase in spares and service sales volume of $28 million. These volume increases were partially offset by lower commercial helicopter volume of $54 million and lower ARH program revenues of $19 million as a result of the program’s termination in October 2008.
Backlog at Bell increased $2.4 billion in 2008, largely due to funding under the V-22 multi-year contract approved in March 2008.
Bell’s revenues increased $234 million in 2007, compared with 2006, primarily due to higher volume and mix of $141 million and higher pricing of $90 million. The increase in volume relates primarily to an increase in H-1 program revenues of $161 million, principally due to delivery of the first 10 production units, an increase in V-22 program revenues of $70 million, primarily due to higher spares revenues, and higher commercial helicopter deliveries of $50 million. These increases were partially offset by $92 million in lower spares and service sales for aircraft other than the V-22 and $44 million in lower Huey II kit deliveries.

Bell Segment Profit
Bell’s segment profit increased $134 million in 2008, compared with 2007, primarily due to favorable cost performance of $78 million, higher pricing in excess of inflation of $32 million and $21 million in increased royalty revenues, primarily related to the Model A139. Cost performance includes:
•	Improved performance for the H-1 LRIP program of $46 million, primarily resulting from a $30 million net charge recorded in the fourth quarter of 2007 and $6 million in favorability in 2008, as discussed in more detail below;

•	$32 million in lower net charges for the ARH program, as discussed in more detail below;

•	$26 million in costs incurred in 2007 related to our exit of certain commercial models;

•	$14 million in commercial aircraft margins, primarily due to improved production efficiencies for the 412 and 407 models; and

•	$11 million for the V-22 program, primarily due to manufacturing efficiencies.
Favorable cost performance in 2008 was partially offset by $20 million in increased selling and administrative expenses due to higher project-related consulting expenses and $14 million in increased research and development expense.
Bell’s segment profit increased $36 million in 2007, compared with 2006, primarily due to higher pricing of $90 million and lower engineering, research and development expense of $16 million, partially offset by inflation of $48 million and the net impact of an unfavorable product mix of $17 million. Cost performance had only a moderate impact on profit but was impacted by the following significant items:
•	An increase in ARH program charges from $14 million in 2006 to $32 million in 2007, which are discussed in more detail below;

•	Lower H-1 LRIP program charges of $43 million, which are discussed in more detail below;

•	$22 million in lower V-22 profitability, largely due to a $15 million impact from lower margin units, which have been unfavorably impacted by higher overhead costs associated with increasing production capacity, and a $6 million award fee recognized in 2006; and

•	Vendor termination costs of $37 million as a result of streamlining our legacy commercial product lines, which were partially offset by $29 million in lower overhead expense in the commercial business.
ARH Program Termination
On October 16, 2008, we received notification from the U.S. Department of Defense that it would not certify the continuation of the ARH program to Congress under the Nunn-McCurdy Act, resulting in the termination of the program for the convenience of the Government. The ARH program included a development phase, covered by the SDD contract, and a production phase. We are in the process of establishing the termination costs for the SDD contract, which we believe will be fully recoverable from the U.S. Government.
Prior to termination of the program, we obtained inventory and incurred vendor obligations for long-lead time materials related to the anticipated LRIP contracts to maintain the program schedule based on our belief that the LRIP contracts would be awarded. We have since terminated these vendor contracts and have initiated negotiations to settle our termination obligations, which we estimate may cost up to approximately $80 million. We continue to evaluate the utility of the related inventory to other Bell programs, customers, or vendors. This review and the related discussions with vendors are ongoing. We estimate that our potential loss resulting from our LRIP-related vendor obligations will be between approximately $50 million and $80 million. At January 3, 2009, our reserves related to this program totaled $50 million. We intend to provide a termination proposal to the U.S. Government to request reimbursement of costs expended in support of the LRIP program.
In 2007, we incurred net charges of $32 million related to this program. In the first quarter of 2007, we received correspondence from the U.S. Government that created uncertainty about whether it would proceed into the production phase of the ARH program. Accordingly, we provided for losses of $18 million in supplier obligations for long-lead component production incurred at our own risk to support anticipated ARH LRIP contract awards to maintain the program schedule. In the second quarter of 2007, the U.S. Army agreed to re-plan the ARH program, and we reached a non-binding memorandum of understanding related to aircraft specifications, pricing methodology and delivery schedules for initial LRIP aircraft. We also agreed to conduct additional SDD activities on a funded basis. Based on the plan at that time and our related estimates of aircraft production costs, including costs related to risks associated with achieving learning curve and schedule assumptions, we expected to lose approximately $73 million on the production of the proposed initial LRIP aircraft. Accordingly, an additional charge of $55 million was taken for estimated LRIP contract losses. In the third quarter of 2007, we reached an agreement with our customer under which we recovered $18 million of SDD launch-related costs previously written off, and, in December 2007, we agreed to expand the scope of the development contract efforts on a funded basis. Based on the status of our negotiations with the U.S. Government and our contractual commitments with our vendors related to materials for the anticipated production units at that time, we revised our best estimate of the expected loss to $50 million, resulting in a $23 million reduction of previously established reserves.
In 2006, we expensed $14 million in unreimbursed costs we incurred in the development phase of the program as costs exceeded the original contract amount for this program.
H-1 Program
Segment profit includes charges related to the H-1 program of $39 million in 2007 and $82 million in 2006. In 2006, this program was still in the development phase while we were concurrently working on the initial production aircraft under firm fixed-price LRIP contracts with the U.S. Government. In 2006, we recorded $82 million in charges based on our estimate that the costs to complete these LRIP contracts would exceed contractual reimbursement due to higher estimated incremental costs for resources added to meet the contractual schedule requirements, higher anticipated efforts in final assembly, delayed acceptance of the initial aircraft by the U.S. Government due to changes in the development and engineering requirements identified in the final stages of assembly and acceptance testing, rework of in-process units and resulting inefficiencies, and a reduction in previously anticipated learning curve improvements.
During 2007, we completed delivery of all the Lot 1 aircraft as well as the first Lot 2 aircraft. Our manufacturing performance during the year was substantially consistent with our expectations; however, we anticipated a cost increase, primarily due to anticipated delays in receiving cabins from a supplier. Additionally, during the fourth quarter, we committed to higher pricing levels on an anticipated Lot 5 contract that we estimated would likely result in a loss once contract negotiations were finalized, primarily due to higher cabin supplier costs. Accordingly, in the fourth quarter of 2007, we recorded a net charge of $30 million to reflect the higher cost estimates for existing contract completion resulting from supplier delays, as well as the estimated loss resulting from our price commitment on the Lot 5 contract.
During 2008, our production efficiencies improved, resulting in $6 million of favorable cost performance. We delivered all remaining Lot 2 aircraft during the year and expect to deliver the final Lot 3 aircraft in February 2009. We also completed contract negotiations with the U.S. Government on Lot 5, consistent with our prior expectations.
Textron Systems

(Dollars in millions)	2008	2007	2006
Revenues	$2,116	$1,334	$1,061
Segment profit	$279	$191	$141
Profit margin	13%	14%	13%
Backlog	$2,476	$2,379	$1,335
Textron Systems Revenues
Revenues at Textron Systems increased $782 million in 2008, compared with 2007, primarily due to the acquisition of AAI in 2007, which contributed $701 million to revenues in 2008, and higher volume of $101 million, partially offset by the nonrecurrence of the $28 million cost reimbursement in 2007 related to losses incurred during Hurricane Katrina. The volume increase is primarily due to $69 million in higher volume in our ASV aftermarket products, $48 million in higher volume for IBS products and $22 million in higher volume at Lycoming, partially offset by $32 million in lower Sensor Fused Weapons (SFW) volume.
Revenues at Textron Systems increased $273 million in 2007, compared with 2006, primarily due to newly acquired businesses, which contributed $163 million, higher volume of $93 million and $21 million in higher reimbursement of costs related to Hurricane Katrina. The volume increase is primarily due to $78 million in higher ASV revenues due to a 21 % increase in deliveries to 576 units in 2007, $56 million in higher revenues for IBS and a $16 million increase from SFW deliveries. These increases were partially offset by lower Joint Direct Attack Munitions volume of $63 million.
Textron Systems Segment Profit
Segment profit at Textron Systems increased $88 million in 2008, compared with 2007, primarily due to the acquisition of AAI, which contributed $62 million in 2008, and favorable cost performance of $23 million. The favorable cost performance includes $39 million related to the ASV program, partially offset by the 2007 reimbursement of $28 million for the impact of losses incurred during Hurricane Katrina. The ASV cost performance is primarily due to improved labor efficiencies and lower material costs.

Segment profit at Textron Systems increased $50 million in 2007, compared with 2006, primarily due to improved cost performance of $61 million and $22 million in profit contributions from acquisitions, partially offset by the net unfavorable impact from inflation and pricing of $23 million. The favorable cost performance includes $21 million of ASV improvements resulting from increased productivity and lower indirect costs and the favorable impact from a Hurricane Katrina cost reimbursement of $21 million.
Industrial

(Dollars in millions)	2008	2007	2006
Revenues	$2,918	$2,825	$2,611
Segment profit	$67	$173	$149
Profit	2%	6%	6%
Industrial Revenues
Revenues in the Industrial segment increased $93 million in 2008, compared with 2007, primarily due to a favorable foreign exchange impact of $95 million, higher pricing of $34 million and the favorable impact of an acquisition of $24 million, partially offset by lower volume of $62 million. Volume declined in the Kautex, Greenlee and Jacobsen businesses as demand softened, with the largest decline at Kautex as the slowing economy had a significant impact on automotive sales in the second half of 2008, resulting in numerous automotive OEM factory shutdowns around the world. At E-Z-GO, volume increased $41 million, largely due to increased fleet car sales related to the successful introduction of the RXV model. In response to significant decline in anticipated volume throughout all of Industrial, we have reduced production plans for 2009 and announced in the fourth quarter of 2008 planned headcount reductions of approximately 600 employees.
Revenues in the Industrial segment increased $214 million in 2007, compared with 2006, primarily due to the favorable foreign exchange impact of $115 million, higher volume of $112 million and higher pricing of $22 million, partially offset by the 2006 divestiture of non-core product lines of $37 million.
Industrial Segment Profit
Segment profit in the Industrial segment decreased $106 million in 2008, compared with 2007, mainly due to inflation in excess of pricing of $61 million, the impact of lower volume and mix of $54 million, partially offset by improved cost performance of $13 million.
Industrial segment profit increased $24 million in 2007, compared with 2006, mainly due to improved cost performance of $48 million, higher pricing of $22 million, and the $17 million impact of higher volume and mix, partially offset by inflation of $66 million. Improved cost performance was primarily attributable to cost reduction efforts at Kautex, while inflation largely reflects increases in material costs.
Finance

(Dollars in millions)	2008	2007	2006
Revenues	$723	$875	$798
Segment profit	$(50)	$222	$210
Profit	(7)%	25%	26%
On December 22, 2008, our Board of Directors approved a plan to exit all of the commercial finance business of the Finance segment, other than that portion of the business supporting customer purchases of Textron-manufactured products. We made the decision to exit this business due to continued weakness in the economy and to address our long-term liquidity position in light of continuing disruption and instability in the capital markets. In total, these actions will impact approximately $7.3 billion of the Finance segment’s $10.8 billion managed receivable portfolio. The exit plan will be effected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years. The Finance group also announced a restructuring program in the fourth quarter of 2008 primarily related to headcount reductions and asset impairments resulting from the exit plan. See “Special Charges” section on page 19 regarding charges taken as a result of the exit plan, which are not reflected in segment profit.

Finance Revenues
Revenues in the Finance segment decreased $152 million in 2008, compared with 2007, primarily due to the following:
•	A $163 million impact from lower market interest rates;

•	$20 million in lower securitization gains, net of impairments; and

•	A lower gain on the sale of a leveraged lease investment of $16 million.
These decreases were partially offset by the $24 million benefit from variable-rate receivable interest rate floors and a $21 million impact from higher average finance receivables of $258 million.
Revenues in the Finance segment increased $77 million in 2007, compared with 2006. Our revenue growth was primarily attributed to the following factors:
•	Higher average finance receivables of $722 million, primarily due to growth in the aviation and resort finance businesses, which resulted in additional revenues of $66 million;

•	A$21 million gain on the sale of a leveraged lease investment; and

•	A$20 million increase in securitization income, primarily related to a $588 million increase in the level of receivables sold into the distribution finance revolving securitization.
These increases were partially offset by a $17 million decrease in portfolio yields related to competitive pricing pressures, $13 million in lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments, and an $8 million reduction in leveraged lease earnings from the adoption of FSP No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” in 2007.
Finance Segment Profit
Segment profit in the Finance segment decreased $272 million in 2008, compared with 2007, primarily due to a $201 million increase in the provision for loan losses, a $51 million impact of higher borrowing costs, relative to market rates, $20 million in lower securitization gains, net of impairments, a $16 million lower gain on the sale of a leveraged lease investment, partially offset by a $24 million benefit from variable-rate receivable interest rate floors.
We increased the allowance for loan losses significantly during 2008 in response to weakening general market conditions, declining collateral values and the lack of liquidity available to our borrowers and their customers. We also increased our estimate of credit losses as a result of our decision to exit portions of the finance businesses in the fourth quarter, which we believe will negatively impact credit losses over the duration of our portfolio. The increases in provision for loan losses were primarily a result of an $81 million increase in defaults in the marine and recreational vehicles distribution finance portfolios, a $21 million increase for the resort finance portfolio, a $19 million reserve established for one account in the golf finance portfolio and a $16 million reserve for one account in the asset-based lending portfolio.
Borrowing costs increased relative to the target Federal Funds rate as credit market volatility significantly impacted the historical relationships between market indices. The increase was primarily driven by an increase in the spread between the London Interbank Offered Rate (LIBOR) and the target Federal Funds rate and from increased borrowing spreads on issuances of commercial paper in comparison with 2007. These increases were partially offset by increased receivable pricing as a result of variable-rate receivables with interest rate floors.
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

Finance Portfolio Quality
The following table presents information about the Finance segment’s credit performance related to finance receivables held for investment. Finance receivables held for sale are reflected at fair value in 2008, and are not included in the credit performance statistics below. In 2007 and 2006, all of our finance receivables were held for investment and are reflected in the performance statistics provided below.

(In millions, except for ratios)	2008	2007	2006
Finance receivables	$6,915	$8,603	$8,310
Allowance for losses on finance receivables	$191	$89	$93
Nonperforming assets	$361	$123	$113
Provision for loan losses	$234	$33	$26
Net charge-offs	$86	$37	$29
Ratio of nonperforming assets to total finance assets	4.72%	1.34%	1.28%
Ratio of allowance for losses on receivables to nonaccrual finance receivables	68.9%	111.7%	123.1%
60+ days contractual delinquency as a percentage of finance receivables	2.59%	0.43%	0.77%
Nonperforming assets include nonaccrual finance receivables and repossessed assets that are not guaranteed by our Manufacturing group. Nonperforming assets by business, and as a percentage of the owned finance assets held for investment for each business, are as follows:

(Dollars in millions)	2008		2007		2006
Golf finance	$145	9.35%	$21	1.24%	$29	1.89%
Resort finance	83	4.97%	9	0.57%	16	1.22%
Distribution finance	64	9.29%	23	1.20%	7	0.28%
Aviation finance	35	1.14%	20	0.89%	12	0.70%
Asset-based lending	—	—	23	2.31%	16	1.81%
Other portfolios	34	35.43%	27	24.73%	33	19.74%

Total nonperforming assets	$361	4.72%	$123	1.34%	$113	1.28%

We believe that nonperforming assets generally will continue to increase as we execute our liquidation plan under the current economic conditions. This plan is also likely to result in a slower rate of liquidation for nonperforming assets. The increase in nonperforming assets is primarily attributable to $110 million in the golf mortgage portfolio, with one golf mortgage account financing 14 golf courses representing 64% of this amount, and $74 million in the resort portfolio, largely due to one resort account financing eight resorts and the associated timeshare notes receivable, which represented 92% of the balance. In addition, nonperforming assets and net charge-offs increased substantially in the distribution finance portfolio reflecting continued weakening U.S. economic conditions.
In 2007, the increases in nonperforming assets as a percentage of owned finance assets for asset-based lending and distribution finance, compared with 2006, relate to weakening U.S. economic conditions, which began to have a negative impact on borrowers in certain industries.

Liquidity and Capital Resources
Borrowing Group Presentation
Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc. consolidated with all of its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments, except for Textron Financial Corporation. The Finance group consists of Textron Financial Corporation consolidated with its subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.
Recent Developments
Historically, the principal source of liquidity for the Manufacturing group has been operating cash flows, and we have had additional short-term liquidity available to us through the commercial paper market, while for our long-term capital needs, we have been able to access the public capital markets. Our Finance group has historically funded its operations through commercial paper borrowings, issuances of medium-term notes and other term debt securities, and syndication and securitization of receivables.
Due to unprecedented levels of volatility and disruption in the credit markets beginning in the second half of 2008, we experienced difficulty in accessing the commercial paper markets at favorable rates and terms. On several days in early 2009, we were unable to place sufficient amounts of commercial paper to meet our Finance group’s needs, resulting in our Finance group borrowing on its bank line of credit. The adverse impact that the credit market deterioration has had on us has been exacerbated by the recent downgrades of our credit ratings, which have adversely impacted our ability to access the term debt market.
Given the current economic environment and the risks associated with the capital markets in general, including the current unavailability to us of public unsecured term debt and difficulty in accessing sufficient commercial paper on a daily basis, on February 3, 2009, we drew down on the balance of the $3.0 billion committed bank credit lines available to Textron and Textron Financial Corporation. After repayment of all commercial paper outstanding, this provides us with an aggregate amount of added cash liquidity of approximately $1.2 billion. Together with the proceeds of planned liquidations and cash flow from our Manufacturing group, we expect that this amount will be more than sufficient to repay the Finance group’s maturing term debt during 2009.
Early in the fourth quarter of 2008, in order to reduce our reliance on short term funding, our Board of Directors approved the recommendation of management to downsize the Finance segment. The plan approved at that time entailed exiting the Finance group’s Asset-Based Lending and Structured Capital businesses, as well as several additional product lines, and limiting new originations in the Distribution Finance, Golf Finance and Resort Finance businesses. As conditions continued to worsen, on December 22, 2008, our Board of Directors approved a plan to exit all of the commercial finance business of the Finance segment, other than that portion of the business supporting customer purchases of Textron-manufactured products. We made the decision to exit this business due to continued weakness in the economy and in order to address our long-term liquidity position in light of continuing disruption and instability in the capital markets.
In total, the exit plan will impact approximately $7.3 billion of the Finance segment’s $10.8 billion managed receivable portfolio as of the end of 2008. The exit plan will be effected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years. Under this exit plan, we expect to liquidate at least $2.6 billion of managed finance receivables, net of originations, in 2009, of which approximately $2.0 billion will be used to pay down off-balance sheet securitized debt. The remainder of the planned liquidations will be utilized to repay a portion of the term debt issued by the Finance group that is maturing in 2009.
In the fourth quarter of 2008, we approved a restructuring plan to reduce costs and improve productivity across the company. The restructuring program, along with other volume-related reductions in workforce during the fourth quarter of 2008 and in January 2009, eliminates approximately 6,300 positions worldwide, representing approximately 15% of our global workforce.

We expect the economic uncertainty and capital market turbulence to continue into 2009. In order to ensure that we have sufficient liquidity to repay our maturing debt obligations during the first quarter of 2010 and beyond, our focus will be the maximization of cash flow through the following initiatives:
•	Liquidation of finance receivables, including selected sales of finance receivables held for sale by our Finance group;

•	Realignment of production in our commercial manufacturing businesses to match lower expected demand;

•	Cost reduction activities, including reducing our workforce, freezing salaries, curtailing most discretionary spending, including some reductions in product development, and reducing most areas of discretionary capital spending; and

•	Reduction of working capital with a focus on inventory management.
In 2008, our Board of Directors declared quarterly dividends of $0.23 per common share. On February 25, 2009, we announced that our Board of Directors has voted to reduce our quarterly dividend to $0.02 per share for the first quarter of 2009. This decision is intended to increase our liquidity in the long-term interest of our shareholders. The decision to pay a dividend is reviewed quarterly and requires declaration by our Board of Directors.
In addition, we are continuing to explore other potential avenues of liquidity, including funding sources in the capital markets and are actively pursuing new financing structures for the Finance group, which would be secured directly by its finance receivable portfolio, as well as extensions of existing securitization vehicles. In December 2008, the Finance group extended the revolving term of its Aviation Finance securitization by one year, which is estimated to provide additional liquidity of approximately $100 million during 2009 as the current portfolio securing this funding source matures and is replaced with additional finance receivables.
Depending on the success of the above cash flow initiatives and changes in external factors affecting the marketability and value of our assets, we may consider the sale of additional assets in the finance business or the sale of certain manufacturing businesses. We believe that with the successful execution of the Finance group’s exit plan, combined with other liquidity actions discussed above and the cash we expect to generate from our manufacturing operations, we will be able to raise cash sufficient to meet our future liquidity needs.
Bank Facilities and Other Sources of Capital
Our aggregate $3.0 billion in committed bank lines of credit have historically been in support of commercial paper and letters of credit issuances only. There were no borrowings outstanding related to the Manufacturing group’s $1.25 billion facility or the Finance group’s $1.75 billion facility at the end of 2008 or 2007. In February 2009, due to the unavailability of term debt and difficulty in accessing sufficient commercial paper on a daily basis, we drew the available balance from these credit facilities. Amounts borrowed under the credit facilities will not be due until April 2012. A portion of the proceeds will be used to repay all of our outstanding commercial paper as it comes due.
The debt (net of cash)-to-capital ratio for our Manufacturing group was 46% at January 3, 2009, compared with 32% at December 29, 2007, and the gross debt-to-capital ratio at January 3, 2009 was 52%, compared with 38% at December 29, 2007.
The Manufacturing group maintains an effective shelf registration statement filed with the Securities and Exchange Commission that allows it to issue an unlimited amount of public debt and other securities, and the Finance group maintains an effective shelf registration statement that allows it to issue an unlimited amount of public debt securities. In the first half of 2008, the Finance group issued $675 million of term debt under its registration statement.
Contractual Obligations
Finance Group
Due to the nature of finance companies, we believe that it is meaningful to include contractual cash receipts that we expect to receive in the future. The Finance group generally borrows funds at various contractual maturities to match the maturities of its finance receivables. The following table summarizes the Finance group’s liquidity position, including all managed finance receivables and both on- and off-balance sheet funding sources as of January 3, 2009, for the specified periods:

	Payments/Receipts Due by Period
	Less than					More than
(In millions)	1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5 years	Total
Payments due: (1)
Multi-year credit facilities, loan from Textron and commercial paper (2)	$—	$—	$—	$876	$—	$—	$876
Other short-term debt	25	—	—	—	—	—	25
Term debt	1,534	2,315	727	52	578	152	5,358
Securitized on-balance sheet debt (3)	169	205	134	89	66	190	853
Subordinated debt	—	—	—	—	—	300	300
Securitized off-balance sheet debt (3)	2,031	5	—	—	—	31	2,067
Loan commitments	13	12	3	—	1	66	95
Operating lease rental payments	5	4	4	1	1	1	16

Total payments due	3,777	2,541	868	1,018	646	740	9,590

Cash and contractual receipts: (1)(4)
Finance receivable held for investment	1,474	970	1,193	855	584	1,839	6,915
Finance receivable held for sale	793	435	256	293	125	94	1,996
Securitized off-balance sheet finance receivables (3)	2,212	5	—	—	—	31	2,248
Operating lease rental receipts	31	26	22	17	10	24	130

Total contractual receipts	4,510	1,436	1,471	1,165	719	1,988	11,289

Cash	16	—	—	—	—	—	16

Total cash and contractual receipts	4,526	1,436	1,471	1,165	719	1,988	11,305

Net cash and contractual receipts (payments)	$749	$(1,105)	$603	$147	$73	$1,248	$1,715

Cumulative net cash and contractual receipts (payments)	$749	$(356)	$247	$394	$467	$1,715

(1)	Contractual receipts and payments exclude finance charges from receivables, debt interest payments and other items.

(2)	Commercial paper outstanding and the Textron intercompany loan are reflected as being repaid in connection with the maturity of the Finance group’s $1.75 billion committed multi-year credit facility in 2012. Actual commercial paper issuances generally are outstanding for less than 90 days; however, these issuances were replaced by a full drawdown on the multi-year credit facility in February 2009.

(3)	Securitized on-balance sheet and securitized off-balance sheet debt payments are based on the contractual receipts of the underlying receivables, which are remitted into the securitization structure when and as they are received. These payments do not represent contractual obligations of the Finance group, and we do not provide legal recourse to investors that purchase interests in the securitizations beyond the credit enhancement inherent in the retained subordinate interests.

(4)	Finance receivable receipts are based on contractual cash flows only and do not reflect any reserves for uncollectible amounts. These receipts could differ due to prepayments, charge-offs and other factors, including the inability of borrowers to repay the balance of the loan at the contractual maturity date. Finance receivable receipts on the held for sale portfolio exclude the potential negative impact from selling the portfolio at the estimated fair value, which reflects a $293 million mark-to-market adjustment, net of the existing allowance for loan losses of $44 million, as discussed in Note 5 to the Consolidated Financial Statements.
This liquidity profile, combined with the excess cash generated by the drawdown of our credit facilities, is an indicator of the Finance group’s ability to repay outstanding funding obligations, assuming contractual collection of all finance receivables, absent access to new sources of liquidity or origination of additional finance receivables. In addition, at January 3, 2009, our Finance group had $338 million in other liabilities, primarily including accounts payable and accrued expenses, that are payable within the next 12 months.

At January 3, 2009, the Finance group had $1.2 billion of unused commitments to fund new and existing customers under revolving lines of credit, compared to $1.6 billion at December 29, 2007. These loan commitments generally have an original duration of less than three years, and funding under these facilities is dependent on the availability of eligible collateral and compliance with customary financial covenants. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements. We also have ongoing customer relationships, including manufacturers and dealers in the Distribution Finance division, which do not contractually obligate us to provide funding, however, we may choose to fund certain of these relationships to facilitate an orderly liquidation and mitigate credit losses. Neither of these potential fundings is included as contractual obligations in the table above.
Manufacturing Group
The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of January 3, 2009, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
	Less than					More than
(In millions)	1 Year	2 Years	3 Years	4 Years	5 Years	5 Years	Total
Liabilities reflected in balance sheet:
Commercial paper (1)	$—	$—	$—	$867	$—	$—	$867
Long-term debt (2)	2	254	15	300	429	558	1,558
Capital lease obligations (2)	7	2	5	5	5	120	144
Pension benefits for unfunded plans	17	18	19	19	18	206	297
Postretirement benefits other than pensions	67	64	60	56	51	381	679
Other long-term liabilities	75	82	46	41	53	179	476
Liabilities not reflected in balance sheet:
Operating leases	61	51	38	32	26	178	386
Purchase obligations	2,117	607	155	78	7	3	2,967

Total Manufacturing group	$2,346	$1,078	$338	$1,398	$589	$1,625	$7,374

(1)	Commercial paper outstanding at January 3, 2009 is reflected as being repaid in connection with the maturity of our $1.75 billion committed multi-year credit facility in 2012. Actual commercial paper issuances generally are outstanding for less than 90 days; however, these issuances were replaced by a full draw-down on the multi-year credit facility in February 2009.

(2)	Amounts exclude interest payments.
We maintain defined benefit pension plans and postretirement benefit plans other than pensions as discussed in Note 14 to the Consolidated Financial Statements. Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. Our policy for funding pension plans is to make contributions annually, consistent with applicable laws and regulations; however, future contributions to our pension plans are not included in the above table. We expect to make contributions to our funded pension plans in the range of approximately $50 million to $55 million in 2009. Based on our current assumptions, which may change with changes in market conditions, our current annual contribution for each of the years from 2010 through 2013 is estimated to be approximately $375 million under the plan provisions in place at this time.
Other long-term liabilities included in the table consist primarily of undiscounted amounts on the Consolidated Balance Sheet as of January 3, 2009, representing obligations under deferred compensation arrangements and estimated environmental remediation costs. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals. The timing of cash flows associated with environmental remediation costs is largely based on historical experience. Other long-term liabilities, such as deferred taxes and unrecognized tax benefits, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments.
Operating leases represent undiscounted obligations under noncancelable leases. Purchase obligations represent undiscounted obligations for which we are committed to purchase goods and services as of January 3, 2009. The ultimate liability for these obligations may be reduced based upon termination provisions included in certain purchase contracts, the costs incurred to date by vendors under these contracts or by recourse under firm contracts with the U.S. Government under normal termination clauses.

Credit Ratings
Credit ratings are a critical component of our ability to access the public term debt and commercial paper markets and also impact the cost of those borrowings. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the industries in which we operate, our financial position and changes in our business strategy. Since high-quality credit ratings provide us with access to a broad base of global investors at an attractive cost, we target a long-term A rating from the independent debt-rating agencies. While historically we have been able to achieve this target rating, in recent months, the long-term ratings for both borrowing groups were downgraded several times by all of the debt-rating agencies.
The credit ratings and outlooks of the debt-rating agencies at February 25, 2009 are as follows:

	Fitch Ratings	Moody’s	Standard & Poor’s
Long-term ratings:
Manufacturing	BBB-	Baa2	BBB+
Finance	BBB-	Baa2	BBB
Short-term ratings:
Manufacturing	F3	P2	A2
Finance	F3	P2	A2
Outlook	Negative	Watch (Negative)	Watch (Negative)
The major rating agencies regularly evaluate both borrowing groups, and their ratings of our long-term debt are based on a number of factors, including our financial strength, and factors outside our control, such as conditions affecting the financial services industry generally. Our long-term credit ratings have been downgraded several times in recent months, and Fitch Ratings downgraded our short-term credit rating on February 9, 2009. In connection with these rating actions, the rating agencies have cited concerns about the Finance group, including execution risks associated with our current plan to exit the non-captive finance businesses and the need for Textron Inc. to make capital contributions to Textron Financial Corporation, as well as lower-than-expected business and financial outlook for 2009, the increase in outstanding debt resulting from the drawdown on our credit facilities, weak economic conditions and continued liquidity and funding constraints. Failure to maintain investment grade credit ratings that are acceptable to investors would prevent us from accessing the commercial paper markets, and may adversely affect the cost and other terms upon which we are able to obtain other financing, as well as our access to the capital markets.
Manufacturing Group Cash Flows
The cash flows from continuing operations for the Manufacturing group are summarized below:

(In millions)	2008	2007	2006
Operating activities	$416	$1,154	$1,074
Investing activities	(642)	(1,475)	(730)
Financing activities	(159)	(75)	(1,071)
Under a support agreement between Textron Financial Corporation and Textron Inc., Textron Inc. is required to maintain a controlling interest in Textron Financial Corporation. The agreement also requires Textron Inc. to ensure that Textron Financial Corporation maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. Due to a goodwill impairment charge of $169 million at Textron Financial Corporation, along with other charges resulting from the exit plan discussed above, on December 29, 2008, Textron Inc. made a cash payment of $625 million to Textron Financial Corporation, which was reflected as a capital contribution, to maintain compliance with the fixed charge coverage ratio required by the support agreement and to maintain the leverage ratio required by its credit facility. Due to the nature of this contribution, we classified this contribution within cash flows used by operating activities for the Manufacturing group resulting in the significant decline in cash provided by operating activities. Capital contributions to support Finance group growth are classified as cash flows from financing activities. The Finance group’s net income (loss) is excluded from the Manufacturing group’s cash flows, while dividends from the Finance group are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.
Excluding the capital contribution to the Finance group, cash provided by operating activities totaled $1 billion, reflecting consistent cash flow from the Manufacturing group, even with continued investment in our working capital. Changes in our working capital components resulted in a $476 million and $101 million use of cash in 2008 and 2007, respectively, and a $123 million source of cash in 2006. A significant use of operating cash is related to increased production levels during the year and inventory build-up at Bell and Cessna. Cash used for inventories totaled $657 million, $446 million and $364 million 2008, 2007 and 2006, respectively. Partially offsetting the use of cash for inventories were customer deposits within accrued liabilities, which provided a significant source of operating cash. Customer deposits increased $88 million, $290 million and $128 million in 2008, 2007 and 2006, respectively.
Investing cash flows in 2008 were largely driven by capital expenditures of $542 million in 2008, $375 million in 2007 and $407 million in 2006. For 2009, we plan to reduce our capital spending to about $315 million, consistent with our reduced capacity requirements. In 2008 and 2007, we paid $109 million and $1.1 billion, largely related to the AAI acquisition; in 2006, we paid $338 million, primarily related to the acquisition of Overwatch Systems.
In 2008, financing activities include $867 million in commercial paper borrowings of which a portion was used to make a cash payment for a capital contribution and for a loan to the Finance group. As we experienced limited ability to obtain financing at favorable rates in the second half of 2008, we borrowed $222 million against the cash surrender value of our corporate-owned officers’ life insurance policies in 2008. These cash inflows from financing activities were offset by share repurchases of $533 million, the maturity of two bonds requiring payments of $348 million, dividends paid to shareholders of $284 million and net lending to the Finance group of $133 million.
During the fourth quarter of 2008, the Manufacturing group utilized its commercial paper borrowings to lend cash to the Finance group. A portion of these inter-group borrowings were repaid in the fourth quarter, primarily with funds from the $625 million capital contribution discussed above. At January 3, 2009, the Finance group owed the Manufacturing group $133 million related to these borrowings.
In 2008, 2007 and 2006, we repurchased approximately 12 million, 6 million and 17 million shares of common stock, respectively, under Board-authorized share repurchase programs. In September 2008, we suspended all share repurchase activity.
We used $996 million less cash for financing activities in 2007, compared with 2006. The decrease is due principally to the issuance of $350 million in 10-year notes in 2007, the paydown of $241 million of short-term debt in 2006 and a $457 million decrease in 2007 in purchases of our common stock from 2006.
Our annual dividend increased to $0.92 in 2008 from $0.85 in 2007. Dividend payments to shareholders totaled $284 million, $154 million and $244 million in 2008, 2007 and 2006, respectively. The timing of our quarterly dividend payments resulted in four payments in 2008, three payments in 2007 and five payments in 2006.
Finance Group Cash Flows
The cash flows from continuing operations for the Finance group are summarized below:

(In millions)	2008	2007	2006
Operating activities	$167	$262	$338
Investing activities	(64)	(281)	(1,680)
Financing activities	(146)	29	1,391
The decrease in cash provided by operating activities for both 2008 and 2007 was primarily due to the timing of payments of income taxes and accrued interest and other liabilities.
Cash flows used in investing activities decreased during 2008, primarily due to a $627 million decrease in finance receivable originations, net of collections, mostly the result of the decision to exit portions of the finance business resulting in lower originations, partially offset by lower proceeds from receivable sales, including securitizations of $363 million and the purchase of notes receivable issued by securitization trusts of $100 million. Cash used for investing activities decreased in 2007, compared with 2006, largely due to a $774 million decrease in finance receivable originations, net of collections, a $481 million increase in proceeds from receivable sales, including securitizations, and the $164 million impact in 2006 of cash used for an acquisition. Proceeds from receivable sales increased primarily due to the sale of $588 million of receivables into the distribution finance revolving securitization in 2007.
Less cash was provided by financing activities in 2008, primarily due to lower proceeds from borrowings related to the reduction in managed receivable growth and higher principal payments, largely offset by the $625 million capital contribution received from the Manufacturing group in 2008 under its support agreement The decrease in financing cash inflows in 2007 primarily reflects a reduction in borrowings due to lower managed receivable growth in comparison with 2006. In addition, during 2007, we used the proceeds from receivable sales, including securitizations to fund asset growth, instead of additional borrowings.

Consolidated Cash Flows
The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2008	2007	2006
Operating activities	$773	$995	$972
Investing activities	(413)	(1,470)	(2,050)
Financing activities	(788)	89	400
Consolidated cash provided by operating activities decreased, primarily due to investment in working capital as discussed in more detail within the “Manufacturing Group Cash Flows” section herein.
Cash used for investing activities decreased due to the $1.1 billion in cash used for acquisitions in 2007, primarily related to AAI. Cash used for investing activities decreased in 2007, compared with 2006, largely due to a $786 million decrease in finance receivable originations, net of collections (excluding $12 million from captive financing activities) and a $424 million increase in proceeds from receivable sales and securitizations collections (excluding $57 million from captive financing activities). These decreases were partially offset by $590 million in higher cash outflows for acquisitions. In 2007, we acquired four businesses, including AAI, for a total outflow of $1.1 billion, while in 2006, we acquired three businesses for $502 million, including Overwatch Systems and Electrolux Financial Corporation.
We received less cash from financing activities in 2008, primarily due to $663 million in lower proceeds from borrowings, net of principal payments. We also used $229 million more for share repurchases and $130 million more for dividend payments to shareholders, which were partially offset by $222 million in proceeds we received from borrowings against the cash surrender value of corporate-owned officers’ life insurance policies in 2008.
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
Captive Financing and Other Intercompany Transactions
The Finance group finances retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group, otherwise known as captive financing. In the Consolidated Statements of Cash Flows, cash received from customers or from securitizations is reflected as operating activities when received from third parties. However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group. For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows. Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow. Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing. These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated from the Consolidated Statements of Cash Flows.
Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

(In millions)	2008	2007	2006
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(1,019)	$(1,160)	$(1,015)
Cash received from customers, sale of receivables and securitizations	728	881	691
Other	(2)	(7)	(36)

Total reclassifications from investing activities	(293)	(286)	(360)

Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group	625	—	—
Dividends received by Manufacturing group from Finance group	(142)	(135)	(80)

Total reclassifications from financing activities	483	(135)	(80)

Total reclassifications and adjustments to cash flow from operating activities	$190	$(421)	$(440)

Consolidated Discontinued Operations Cash Flows
The cash flows from discontinued operations are summarized below:

(In millions)	2008	2007	2006
Operating activities	$(23)	$54	$(3)
Investing activities	476	64	641
Financing activities	(2)	(2)	1
In the fourth quarter of 2008, we received net cash proceeds from the sale of the Fluid & Power business of approximately $479 million, which is recorded in investing activities. After taxes and other deal-related expenses are paid, we expect total net after-tax proceeds for the sale to be approximately $380 million. This excludes any cash proceeds related to the final payment to be determined based on the Fluid & Power 2008 operating results. In 2007, cash flows from investing activities are primarily related to the realization of cash tax benefits from the Fastening Systems business. In 2006, cash inflows from investing activities include net cash proceeds of $636 million for the sale of the Fastening Systems business. See Note 2 to the Consolidated Financial Statements for details concerning these dispositions.
Off-Balance Sheet Arrangements
Performance Guarantee
In 2004, through our Bell Helicopter business, we formed AgustaWestlandBell LLC (AWB LLC) with AgustaWestland North America Inc. (AWNA). This venture was created for the joint design, development, manufacture, sale, customer training and product support of the VH-71 helicopter, and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government. In March 2005, AWB LLC received a $1.2 billion cost reimbursement-type subcontract from Lockheed Martin for the System Development and Demonstration phase of the U.S. Marine Corps Helicopter Squadron Program, which was increased to $1.4 billion in December 2008. We guaranteed to Lockheed Martin the due and prompt performance by AWB LLC of all its obligations under this subcontract, provided that our liability under the guaranty shall not exceed 49% of AWB LLC’s aggregate liability to Lockheed Martin under the subcontract. AgustaWestland N.V., AWNA’s parent company, has guaranteed the remaining 51% to Lockheed Martin. We have entered into cross-indemnification agreements with AgustaWestland N.V. in which each party indemnifies the other related to any payments required under these agreements that result from the indemnifying party’s workshare under any subcontracts received. AWB LLC’s maximum obligation is 50% of the total contract value, of $676 million, for a maximum amount of our liability under the guarantee of $331 million at January 3, 2009 through completion. Under the current phase of the contract, we do not believe that there is any performance risk with respect to the guarantee. In late January 2009, the Pentagon declared a Nunn-McCurdy Act breach for this program due to cost overruns, requiring recertification of the program. We do not have enough information at this time to make a determination of whether the program will be recertified; however, if the program were to be terminated, we do not believe that the guarantee will be triggered as it relates solely to performance under the subcontract.
Finance Receivable Sales and Securitizations
The Finance group primarily sells finance receivables utilizing asset-backed securitization structures. As a result of these transactions, finance receivables are removed from the balance sheet, and the proceeds received are used to reduce recorded debt levels. Despite the reduction in the recorded balance sheet position, we generally retain a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments.
We utilize off-balance sheet financing arrangements to further diversify funding alternatives, and termination of these arrangements would reduce our short-term funding alternatives, which could result in increased funding costs for our managed finance receivable portfolio. While these arrangements do not contain provisions that require us to repurchase significant amounts of receivables previously sold, there are risks that could reduce the availability of these funding alternatives in the future. Potential barriers to the continued use of these off-balance sheet arrangements include deterioration in finance receivable portfolio quality, downgrades in our debt credit ratings, and a reduction of new finance receivable originations in the businesses that utilize these funding arrangements. We do not expect any of these factors to have a material impact on our liquidity or income from operations, and if we were required to consolidate these arrangements, it would have no impact on our existing debt covenants.

As of January 3, 2009, we have one significant off-balance sheet financing arrangement. The Distribution Finance revolving securitization trust is a master trust that purchases inventory finance receivables from our Finance group and issues asset-backed notes to investors. These receivables typically have short durations, which results in significant collections of previously purchased receivables and significant additional purchases of replacement receivables from us on a monthly basis. This arrangement has provided net proceeds of $125 million in 2008, $549 million in 2007 and $50 million 2006, and net pre-tax gains of $36 million, $58 million and $42 million in 2008, 2007 and 2006, respectively. Proceeds from securitizations include amounts received related to the issuance of additional asset-backed notes to investors and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration receivables.
During 2008, $802 million of the outstanding notes issued by the Distribution Finance revolving securitization trust matured, and the trust issued variable funding notes in the amount of $559 million (maturing in September 2009) and $419 million (maturing in May 2009). We retained $103 million of these notes. Both notes have an interest rate equal to the commercial paper costs of the conduit purchasers. In addition, the trust holds $1.2 billion of one-month LIBOR-based variable-rate notes with three-year terms. Approximately $642 million of these notes mature in April 2009 and $588 million mature in March 2010. We retained $80 million of these notes. The amount of pre-tax gains recorded upon the ongoing sale of receivables in this arrangement and the value of our subordinated interest are impacted by the pricing of the investor notes issued by the trust. Therefore, an increase in the pricing of investor notes issued upon the maturity of the existing notes could have a negative impact on the gains recognized by the Finance group related to future sales of receivables.
Critical Accounting Estimates
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
Allowance for Losses on Finance Receivables Held for Investment
We evaluate our allowance for losses on finance receivables held for investment based on a combination of factors. For homogeneous loan pools, we examine current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of the underlying collateral, general economic conditions and trends, and the potential impact of the lack of liquidity available to our borrowers and their customers as a result of our current decision to exit our non-captive finance businesses. We estimate losses will range from 0.75% to 10.0% of finance receivables held for investment depending on the specific homogeneous loan pool. For larger balance commercial loans, we also consider borrower specific information, industry trends and estimated discounted cash flows.
Provision for losses on finance receivables held for investment are charged to income, in amounts sufficient to maintain the allowance for losses on finance receivables held for investment at a level considered adequate to cover losses inherent in the owned finance receivable held for investment portfolio, based on management’s evaluation and analysis of this portfolio. While management believes that its consideration of the factors and assumptions referred to above results in an accurate evaluation of existing losses in the portfolio based on prior trends and experience, changes in the assumptions or trends within reasonable historical volatility may have a material impact on our allowance for losses on finance receivables held for investment. The allowance for losses on finance receivables held for investment currently represents 2.76% of total finance receivables held for investment. During the last five years, net charge-offs as a percentage of finance receivables held for investment have ranged from 0.38% to 1.48%.
Finance Receivables Held for Sale
As a result of our exit plan, $1.7 billion of our finance receivable portfolio is classified as held for sale and is recorded at the lower of cost or fair value, and the remaining $6.9 billion of receivables in our finance receivable portfolio is classified as held for investment. Upon the initial reclassification of these receivables to held for sale, we estimated the fair value to be $293 million less than the carrying value, net of the $44 million allowance for loan losses attributable to these portfolios. This net adjustment was recorded in the fourth quarter of 2008.

Finance receivables are classified as held for sale based on the determination that we no longer intend to hold the receivables for the foreseeable future or until maturity or there is no longer the ability to hold to maturity. Our decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to, contractual duration, type of collateral, credit strength of the borrowers, the existence of continued contractual commitments, the perceived marketability of the receivables and our ability to hold the receivables to maturity. On an ongoing basis, these factors, combined with our overall liquidation strategy, determine which finance receivables we have the positive intent to hold for the foreseeable future and which receivables we will hold for sale.
Our current strategy is based on an evaluation of both our performance and liquidity position and changes in external factors affecting the value and/or the marketability of our finance receivables. A change in this strategy could result in a change in the classification of our finance receivables. If we subsequently determine that finance receivables classified as held for sale will not be sold, the finance receivables will be reclassified to held for investment at the lower of cost or fair value at that time. Conversely, if we determine that there are other finance receivables that we subsequently determine we no longer intend or have the ability to hold to maturity, these receivables would be designated as held for sale and a valuation allowance would be established at that time, if necessary. At January 3, 2009, if we had classified additional finance receivables as held for sale, a valuation allowance would likely have been required at that time based on the fair value estimates we completed for our footnote disclosure requirements. See page 71 in Note 10, Fair Values of Assets and Liabilities, to the Consolidated Financial Statements for a table where we have included the carrying value and fair value for the assets and liabilities that are currently not recorded at fair value on our balance sheet.
Finance receivables held for sale are carried at the lower of cost or fair value. At the time of transfer to the held for sale classification, we establish a valuation allowance for any shortfall between the carrying value, net of all deferred fees and costs, and fair value. Upon the initial classification to held for sale, any shortfall is recorded as a charge within special charges. In addition, any allowance for loan losses previously allocated to these receivables is reclassified to the valuation allowance account which is netted with finance receivables held for sale on the balance sheet. After the valuation allowance is initially established, it is adjusted quarterly for any changes in the fair value of the receivables below the original carrying value, with subsequent adjustments included in earnings within segment profit. Fair value changes can occur based on market interest rates, market liquidity and changes in the credit quality of the borrower and value of underlying loan collateral.
There are no active, quoted market prices for our finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models to estimate the exit price we expect to receive in the principal market for each type of loan in an orderly transaction, which includes the sale of both pools of similar assets, and the sale of individual loans. The models we used incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of prospective purchasers combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of prospective purchasers were compared to observable market inputs, including bids from prospective purchasers, and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are rarely derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables held for sale involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants.
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
Goodwill
We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. See the “Special Charges” section on page 19 for a discussion of the impairment of goodwill at the Finance segment. Subsequent to this impairment, we completed our annual impairment test in the fourth quarter of 2008 using the estimates from our long-term strategic plans. No adjustment was required to the carrying value of our goodwill based on the analysis performed.
Our market capitalization at January 3, 2009 was approximately $3.7 billion, compared with approximately $17.9 billion at December 29, 2007. This market capitalization is less than the sum of the fair values of our manufacturing reporting units calculated in connection with our annual impairment test. We believe that the differences between the fair value estimates of our manufacturing reporting units and our market capitalization are primarily due to the market’s view of risk in the Finance segment. As noted above, we have fully impaired goodwill at the Finance segment and concerns over our liquidity. We believe that our fair value estimates for our manufacturing reporting units are consistent with market participant assumptions.
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
During the second half of 2008, Kautex was negatively impacted by the significant downturn in the automotive industry, which caused deterioration in its revenues and segment profit. Our annual evaluation of goodwill recoverability for Kautex was extended to include our projections and outlook for the automotive industry as of the end of the fourth quarter, and we believe the carrying value of the reporting unit is recoverable at January 3, 2009. We anticipate volumes to continue to be lower through 2010. From 2009 through 2013, for purposes of our goodwill analysis, we have assumed an average annual sales growth rate of 6% with operating profit margins returning to recent historical levels by 2013. Operating profit margin improvements are expected to result from significant restructuring activities, including realignment of excess capacity through personnel reductions, as well as from higher volumes. A 50-basis-point reduction in the estimated operating profit margins during the 2009 to 2013 period, used in our discounted cash flow model, would reduce the estimated fair value of Kautex by up to $60 million and may result in the carrying value of the business exceeding its estimated fair value, potentially resulting an impairment charge. At January 3, 2009, the goodwill allocated to Kautex totaled $130 million.
Our operating plans and projections for our Golf & Turfcare component anticipate operating margin improvements over the five-year planning period resulting in high single-digit margins and assume annual revenue growth of approximately 4%. A 100-basis-point decline in our operating margin assumptions would reduce the estimated fair value by up to approximately $50 million and may result in the carrying value of the component exceeding its estimated fair value, potentially resulting in an impairment charge. At January 3, 2009, the goodwill allocated to this component totaled approximately $141 million.

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
To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. For 2008, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 8.66%, compared with 8.63% in 2007. In 2008 and 2007, the assumed rate of return for our qualified domestic plans, which represent approximately 95% of our total pension assets, was 8.75% and 8.74%, respectively. A 50-basis-point decrease in this long-term rate of return would result in a $22 million annual increase in pension expense for our qualified domestic plans.
The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and increases pension expense. In 2008, the weighted-average discount rate used in calculating pension expense was 5.99%, compared with 5.63% in 2007. For our qualified domestic plans, the assumed discount rate was 6.0% in 2008, compared with 5.66% for 2007. A 50-basis-point decrease in this discount rate would result in a $28 million annual increase in pension expense for our qualified domestic plans.
The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2008 medical and prescription drug healthcare cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits. The 2008 medical rate of 7% is assumed to decrease to 5% by 2019 and then remain at that level. The 2008 prescription drug rate of 10% is assumed to decrease to 5% by 2019 and then remain at that level. See Note 14 to the Consolidated Financial Statements for the impact of a one-percentage-point change in the cost trend rate.
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
Securitized Transactions
Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. We may retain an interest in the assets sold in the form of interest-only securities, seller certificates, cash reserve accounts, and servicing rights and obligations. At the time of sale, a gain or loss is recorded based on the difference between the proceeds received and the allocated carrying value of the finance receivables sold. The allocated carrying value is determined based on the relative fair values of the finance receivables sold and the interests retained. As such, the fair value estimate of the retained interests has a direct impact on the gain or loss recorded. We estimate fair value based on the present value of future cash flows using management’s best estimates of key assumptions – credit losses, prepayment speeds, discount rates and forward interest rate yield curves commensurate with the risks involved.

We review the fair values of the retained interests quarterly using updated assumptions and compare such amounts with the carrying value. When the carrying value exceeds the fair value, we determine whether the decline in fair value is other than temporary. When we determine the value of the decline is other than temporary, we write down the securities to fair value with a corresponding charge to income. When a change in fair value of the interest-only securities is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses. Refer to Note 5 to the Consolidated Financial Statements for a summary of key assumptions used to record initial gains related to the sale of finance receivables through securitizations and to measure the current fair value of the interest-only securities.
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
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. We recognize net tax-related interest and penalties in income tax expense. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risks
Our financial results are affected by changes in U.S. and foreign interest rates. As part of managing this risk, we enter into interest rate exchange agreements to convert certain floating-rate debt to fixed-rate debt and vice versa. The overall objective of our interest rate risk management is to achieve a prudent balance between floating- and fixed-rate debt. We continually monitor our mix of floating- and fixed-rate debt and adjust the mix, as necessary, based on our evaluation of internal and external factors. The difference between the rates our Manufacturing group received and the rates it paid on interest rate exchange agreements did not significantly impact interest expense in 2008, 2007 or 2006.
Our Finance group limits its risk to changes in interest rates with its strategy of matching floating-rate assets with floating-rate liabilities. This strategy includes the use of interest rate exchange agreements. At January 3, 2009, floating-rate liabilities in excess of floating-rate assets were $3.0 billion, net of $2.1 billion of interest rate exchange agreements, which effectively converted fixed-rate debt to a floating-rate equivalent. Classified within fixed-rate assets are $3.0 billion of floating rate loans with index rate floors that are, on average, 224 basis points above the applicable index rate (predominately the Prime rate). These assets will remain classified as fixed-rate until the Prime rate increases above the floor rates. We have benefited from the interest rate floor arrangements in the recent low rate environment; however, in a rising rate environment, this benefit will dissipate until the Prime rate exceeds the floor rates embedded in these agreements. The net effect of interest rate exchange agreements designated as hedges of debt decreased interest expense for our Finance group by $25 million in 2008 and increased interest expense by $25 million and $27 million in 2007 and 2006, respectively.

Foreign Exchange Risks
Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which products are manufactured and/or sold. For 2008, the impact of foreign exchange rate changes from 2007 increased revenues by approximately $90 million (0.7%) and decreased segment profit by approximately $2 million (0.1%).
For our manufacturing operations, we manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency so that certain exposures are naturally offset. We primarily use borrowings denominated in euro and British pound sterling for these purposes. In managing our foreign currency transaction exposures, we also enter into foreign currency forward exchange and option contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign currency exchange contracts and foreign currency options was approximately $1.0 billion at the end of 2008 and $1.1 billion at the end of 2007.
Quantitative Risk Measures
In the normal course of business, we enter into financial instruments for purposes other than trading. To quantify the market risk inherent in our financial instruments, we utilize a sensitivity analysis. The financial instruments that are subject to market risk (interest rate risk, foreign exchange rate risk and equity price risk) include finance receivables (excluding lease receivables), debt (excluding lease obligations), interest rate exchange agreements, foreign currency exchange contracts and marketable security price forward contracts for our common stock. We utilize forward contracts for our common stock to manage the expense related to our stock-based compensation awards.
Presented below is a sensitivity analysis of the fair value of financial instruments outstanding at year-end. We estimate the fair value of the financial instruments using discounted cash flow analysis and indicative market pricing as reported by leading financial news and data providers. This sensitivity analysis is most likely not indicative of actual results in the future. The following table illustrates the sensitivity to a hypothetical change in the fair value of the financial instruments assuming a 10% decrease in interest rates, a 10% strengthening in exchange rates against the U.S. dollar and a 10% decrease in the quoted market price of our common stock.

	2008			2007
			Sensitivity of			Sensitivity of
			Fair Value			Fair Value
	Carrying	Fair	to a 10%	Carrying	Fair	to a 10%
(In millions)	Value*	Value*	Change	Value*	Value*	Change
Manufacturing group:
Foreign exchange rate risk
Debt	$(653)	$(497)	$(50)	$(778)	$(776)	$(78)
Foreign currency exchange contracts	(20)	(20)	72	52	52	75

	$(673)	$(517)	$22	$(726)	$(724)	$(3)

Equity price risk
Forward contracts for Textron Inc. stock	$(98)	$(98)	$(4)	$62	$62	$(18)
Interest rate risk
Debt	$(2,438)	$(2,074)	$(10)	$(1,998)	$(2,021)	$(37)
Finance group:
Interest rate risk
Finance receivables held for investment	$5,665	$4,828	$173	$7,364	$7,378	$33
Debt	(7,549)	(6,663)	(105)	(7,336)	(7,309)	(80)
Interest rate exchanges – debt	133	133	5	19	19	18
Interest rate exchanges – receivables	(20)	(20)	(2)	(1)	(1)	—

	$(1,771)	$(1,722)	$71	$46	$87	$(29)

*	The value represents an asset or (liability).

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

Report of Management
Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and include amounts based on management’s best estimates and judgments. Management also is responsible for establishing and maintaining adequate internal control over financial reporting for Textron Inc. as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009.
The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of January 3, 2009, as stated in its reports, which are included herein.
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
The Audit Committee of our Board of Directors, on behalf of the shareholders, oversees management’s financial reporting responsibilities. The Audit Committee consists of five directors who are not officers or employees of Textron and meets regularly with the independent auditors, management and our internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the independent auditors and the internal auditors have free and full access to senior management and the Audit Committee.

Lewis B. Campbell	Richard L. Yates
Chairman and Chief	Senior Vice President, Corporate Controller and
Executive Officer	Acting Chief Financial Officer

February 25, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Textron Inc.
We have audited Textron Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Textron Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 3, 2009 of Textron Inc. and our report dated February 25, 2009 expressed an unqualified opinion thereon.
Boston, Massachusetts
February 25, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Textron Inc.
We have audited the accompanying Consolidated Balance Sheets of Textron Inc. as of January 3, 2009 and December 29, 2007, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 3, 2009. Our audits also included the financial statement schedule contained on page 91. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Inc. at January 3, 2009 and December 29, 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.
As discussed in Note 15 to the Consolidated Financial Statements, in 2007 Textron Inc. adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” and as discussed in Note 1 to the Consolidated Financial Statements, in 2006 Textron Inc. adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statement Nos. 87, 88, 106, and 132(R).”

Boston, Massachusetts
February 25, 2009

Consolidated Statements of Operations
For each of the years in the three-year period ended January 3, 2009

(In millions, except per share data)	2008	2007	2006
Revenues
Manufacturing	$13,523	$11,740	$10,175
Finance	723	875	798

Total revenues	14,246	12,615	10,973

Costs, expenses and other
Cost of sales	10,757	9,267	8,145
Selling and administrative	1,639	1,579	1,407
Special charges	526	—	—
Interest expense, net	432	484	438
Provision for losses on finance receivables	234	33	26

Total costs, expenses and other	13,588	11,363	10,016

Income from continuing operations before income taxes	658	1,252	957
Income taxes	(314)	(373)	(264)

Income from continuing operations	344	879	693
Income (loss) from discontinued operations, net of income taxes	142	38	(92)

Net income	$486	$917	$601

Basic earnings (loss) per share
Continuing operations	$1.40	$3.52	$2.72
Discontinued operations	0.58	0.15	(0.37)

Basic earnings per share	$1.98	$3.67	$2.35

Diluted earnings (loss) per share
Continuing operations	$1.38	$3.45	$2.66
Discontinued operations	0.57	0.15	(0.35)

Diluted earnings per share	$1.95	$3.60	$2.31

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets
As of January 3, 2009 and December 29, 2007

(Dollars in millions, except share data)	2008	2007
Assets
Manufacturing group
Cash and cash equivalents	$531	$471
Accounts receivable, net	924	958
Inventories	3,159	2,593
Other current assets	592	540
Assets of discontinued operations	36	607

Total current assets	5,242	5,169

Property, plant and equipment, net	2,115	1,918
Goodwill	1,865	1,916
Other assets	1,454	1,605

Total Manufacturing group assets	10,676	10,608

Finance group
Cash	16	60
Finance receivables held for investment, net	6,724	8,514
Finance receivables held for sale	1,658	—
Goodwill	—	169
Other assets	946	640

Total Finance group assets	9,344	9,383

Total assets	$20,020	$19,991

Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$876	$355
Accounts payable	1,117	840
Accrued liabilities	2,622	2,615
Liabilities of discontinued operations	151	467

Total current liabilities	4,766	4,277

Other liabilities	2,930	2,171
Long-term debt	1,693	1,791

Total Manufacturing group liabilities	9,389	8,239

Finance group
Other liabilities	540	462
Deferred income taxes	337	472
Debt	7,388	7,311

Total Finance group liabilities	8,265	8,245

Total liabilities	17,654	16,484

Shareholders’ equity
$2.08 Cumulative Convertible Preferred Stock, Series A	2	2
$1.40 Convertible Preferred Dividend Stock, Series B	—	—
Common stock (253.1 million and 251.9 million shares issued, respectively, and 242.0 million and 250.1 million shares outstanding, respectively)	32	32
Capital surplus	1,229	1,193
Retained earnings	3,025	2,766
Accumulated other comprehensive loss	(1,422)	(400)

	2,866	3,593
Less cost of treasury shares	500	86

Total shareholders’ equity	2,366	3,507

Total liabilities and shareholders’ equity	$20,020	$19,991

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

							Accumu-
							lated
							Other	Total
	$ 2.08	$ 1.40					Compre-	Share-
	Preferred	Preferred	Common	Capital	Retained	Treasury	hensive	holders’
(In millions, except per share data)	Stock	Stock	Stock	Surplus	Earnings	Stock	Loss	Equity
Balance at December 31, 2005	$4	$6	$26	$1,533	$5,808	$(4,023)	$(78)	$3,276
Net income					601			601
Currency translation adjustment, net of income taxes of $28							45	45
Deferred gains on hedge contracts, net of income taxes of $3							(5)	(5)
Reclassification adjustment, net of income tax benefit of $4							(9)	(9)
Reclassification due to sale of Fastening Systems, net of income taxes of $0							(8)	(8)
Minimum pension adjustment, net of income taxes of $24							58	58

Comprehensive income								682

Transition adjustment upon adoption of SFAS No. 158, net of income tax benefit of $348							(647)	(647)
Dividends declared ($0.78 per share)					(198)			(198)
Exercise of stock options and stock-based compensation				253				253
Purchases of common stock						(750)		(750)
Issuance of common stock						33		33

Balance on December 30, 2006	$4	$6	$26	$1,786	$6,211	$(4,740)	$(644)	$2,649
Net income					917			917
Currency translation adjustment, net of income tax benefit of $13							57	57
Deferred gains on hedge contracts, net of income taxes of $22							53	53
Reclassification adjustment, net of income taxes of $17							38	38
Pension adjustment, net of income tax benefit of $23							96	96

Comprehensive income								1,161

Impact of adoption of FSP 13-2 and FIN 48					(11)			(11)
Retirement of treasury shares	(2)	(6)	(10)	(770)	(4,123)	4,911		—
Stock split issued in the form of a stock dividend			16		(16)			—
Dividends declared ($0.85 per share)					(212)			(212)
Exercise of stock options and stock-based compensation				157		4		161
Purchases of common stock						(295)		(295)
Issuance of common stock				20		34		54

Balance on December 29, 2007	$2	$—	$32	$1,193	$2,766	$(86)	$(400)	$3,507
Net income					486			486
Currency translation adjustment, net of income tax benefit of $15							(195)	(195)
Deferred losses on hedge contracts, net of income tax benefit of $18							(73)	(73)
Reclassification adjustment, net of income taxes of $11							14	14
Reclassification due to sale of Fluid & Power, net of income tax benefit of $4							35	35
Pension adjustment, net of income tax benefit of $495							(803)	(803)

Comprehensive income								536

Dividends declared ( $0.92 per share)					(227)			(227)
Exercise of stock options and stock-based compensation				73		17		90
Purchases of common stock						(533)		(533)
Issuance of common stock				(37)		102		65

Balance on January 3, 2009	$2	$—	$32	$1,229	$3,025	$(500)	$(1,422)	$2,366

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
For each of the years in the three-year period ended January 3, 2009

	Consolidated
(In millions)	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$486	$917	$601
Less: Income (loss) from discontinued operations	142	38	(92)
Income from continuing operations	344	879	693
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	—	—	—
Capital contribution paid to Finance Group	—	—	—
Depreciation and amortization	403	325	279
Provision for losses on finance receivables	234	33	26
Special charges	526	—	—
Share-based compensation	49	41	30
Deferred income taxes	(43)	(3)	37
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	16	(39)	(16)
Inventories	(671)	(463)	(412)
Other assets	8	(13)	107
Accounts payable	274	38	108
Accrued and other liabilities	(157)	444	374
Captive finance receivables, net	(291)	(299)	(324)
Other operating activities, net	81	52	70

Net cash provided by operating activities of continuing operations	773	995	972
Net cash (used in) provided by operating activities of discontinued operations	(23)	54	(3)

Net cash provided by operating activities	750	1,049	969

Cash flows from investing activities
Finance receivables originated or purchased	(10,860)	(11,964)	(11,225)
Finance receivables repaid	10,630	11,059	9,534
Proceeds from receivable sales, including securitizations	518	917	493
Net cash used in acquisitions	(109)	(1,092)	(502)
Net proceeds from sale of businesses	—	(14)	8
Capital expenditures	(550)	(385)	(419)
Proceeds from sale of property, plant and equipment	9	6	7
Purchase of other marketable securities	(100)	—	—
Other investing activities, net	49	3	54

Net cash used in investing activities of continuing operations	(413)	(1,470)	(2,050)
Net cash provided by investing activities of discontinued operations	476	64	641

Net cash provided by (used in) investing activities	63	(1,406)	(1,409)

Cash flows from financing activities
Increase (decrease) in short-term debt	218	(412)	338
Intercompany short-term borrowing	—	—	—
Proceeds from issuance of long-term debt	1,461	2,226	2,000
Principal payments and retirements of long-term debt	(1,922)	(1,394)	(1,137)
Proceeds from borrowings against officers’ life insurance policies	222	—	—
Proceeds from option exercises	40	103	173
Purchases of Textron common stock	(533)	(304)	(761)
Dividends paid	(284)	(154)	(244)
Capital contributions paid to Finance group	—	—	—
Excess tax benefit related to stock option exercises	10	24	31

Net cash (used in) provided by financing activities of continuing operations	(788)	89	400
Net cash (used in) provided by financing activities of discontinued operations	(2)	(2)	1

Net cash (used in) provided by financing activities	(790)	87	401

Effect of exchange rate changes on cash and cash equivalents	(7)	21	23

Net increase (decrease) in cash and cash equivalents	16	(249)	(16)
Cash and cash equivalents at beginning of year	531	780	796

Cash and cash equivalents at end of year	$547	$531	$780

*	Textron is segregated into a Manufacturing and a Finance group as described in Note 1. The Finance group’s pre-tax income (loss) is excluded from the Manufacturing group’s cash flow, while it includes dividends from the Finance group as cash flow from operating activities as they represent a return on investment. In the fourth quarter of 2008, the Manufacturing group was required to make a cash payment to the Finance group under a support agreement, which we reflected as a capital contribution and classified as cash flow from operating activities. Capital contributions to support Finance group growth are classified as cash flow from financing activities. All significant transactions between the borrowing groups have been eliminated from the consolidated column.
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued

	Manufacturing Group*			Finance Group*
	2008	2007	2006	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$486	$917	$601	$(461)	$145	$152
Less: Income (loss) from discontinued operations	142	38	(92)	—	—	(1)

Income from continuing operations	344	879	693	(461)	145	153
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Earnings of Finance group, net of distributions	603	(10)	(73)	—	—	—
Capital contribution paid to Finance Group	(625)	—	—	—	—	—
Depreciation and amortization	363	285	240	40	40	39
Provision for losses on finance receivables	—	—	—	234	33	26
Special charges	37	—	—	489	—	—
Share-based compensation	49	41	30	—	—	—
Deferred income taxes	51	4	(1)	(94)	(7)	38
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	16	(39)	(16)	—	—	—
Inventories	(657)	(446)	(364)	—	—	—
Other assets	(22)	(42)	87	18	19	8
Accounts payable	274	38	108	—	—	—
Accrued and other liabilities	(87)	388	308	(70)	36	66
Captive finance receivables, net	—	—	—	—	—	—
Other operating activities, net	70	56	62	11	(4)	8

Net cash provided by operating activities of continuing operations	416	1,154	1,074	167	262	338
Net cash (used in) provided by operating activities of discontinued operations	(23)	54	10	—	—	(13)

Net cash provided by operating activities	393	1,208	1,084	167	262	325

Cash flows from investing activities
Finance receivables originated or purchased	—	—	—	-11,879	(13,124)	(12,240)
Finance receivables repaid	—	—	—	11,245	11,863	10,205
Proceeds from receivable sales, including securitizations	—	—	—	631	994	513
Net cash used in acquisitions	(109)	(1,092)	(338)	—	—	(164)
Net proceeds from sale of businesses	—	(14)	8	—	—	—
Capital expenditures	(542)	(375)	(407)	(8)	(10)	(12)
Proceeds from sale of property, plant and equipment	9	6	7	—	—	—
Purchase of other marketable securities	—	—	—	(100)	—	—
Other investing activities, net	—	—	—	47	(4)	18

Net cash used in investing activities of continuing operations	(642)	(1,475)	(730)	(64)	(281)	(1,680)
Net cash provided by investing activities of discontinued operations	476	64	641	—	—	—

Net cash provided by (used in) investing activities	(166)	(1,411)	(89)	(64)	(281)	(1,680)

Cash flows from financing activities
Increase (decrease) in short-term debt	867	(42)	(241)	(649)	(370)	579
Intercompany short-term borrowing	(133)	—	—	133	—	—
Proceeds from issuance of long-term debt	—	348	5	1,461	1,878	1,995
Principal payments and retirements of long-term debt	(348)	(50)	(16)	(1,574)	(1,344)	(1,121)
Proceeds from borrowings against officers’ life insurance policies	222	—	—	—	—	—
Proceeds from option exercises	40	103	173	—	—	—
Purchases of Textron common stock	(533)	(304)	(761)	—	—	—
Dividends paid	(284)	(154)	(244)	(142)	(135)	(80)
Capital contributions paid to Finance group	—	—	(18)	625	—	18
Excess tax benefit related to stock option exercises	10	24	31	—	—	—

Net cash (used in) provided by financing activities of continuing operations	(159)	(75)	(1,071)	(146)	29	1,391
Net cash (used in) provided by financing activities of discontinued operations	(2)	(2)	1	—	—	—

Net cash (used in) provided by financing activities	(161)	(77)	(1,070)	(146)	29	1,391

Effect of exchange rate changes on cash and cash equivalents	(6)	18	22	(1)	3	1

Net increase (decrease) in cash and cash equivalents	60	(262)	(53)	(44)	13	37
Cash and cash equivalents at beginning of year	471	733	786	60	47	10

Cash and cash equivalents at end of year	$531	$471	$733	$16	$60	$47

Notes to the Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Financial Statement Presentation
Our Consolidated Financial Statements include the accounts of Textron Inc. and all of its majority-owned subsidiaries, along with any variable interest entities for which we are the primary beneficiary. In the normal course of business, we have entered into various joint ventures or investments in other entities that qualify as operating businesses. Generally, these ventures meet the criteria for exclusion from the scope of Financial Accounting Standards Board (FASB) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

As discussed in Note 20, Segment and Geographic Data, we changed our segment structure effective as of the beginning of fiscal 2008 to report five segments: Cessna, Bell, Textron Systems, Industrial and Finance. All prior periods in these Consolidated Financial Statements have been recast to reflect the new segment reporting structure.
Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc. consolidated with all of its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments, except for Textron Financial Corporation. The Finance group consists of Textron Financial Corporation consolidated with its subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.

Our Finance group provides captive financing for retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group. In the Consolidated Statements of Cash Flows, cash received from customers or from securitizations is reflected as operating activities when received from third parties. However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group. For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows. Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow. Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing. These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated in consolidation.
Use of Estimates
We prepare our financial statements in conformity with generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are used in accounting for, among other items, finance receivables held for sale, long-term contracts, inventory valuation, residual values of leased assets, allowance for credit losses on receivables, the amount and timing of future cash flows expected to be received on impaired loans, product liability, workers’ compensation, actuarial assumptions for the pension and postretirement plans, future cash flows associated with goodwill and long-lived asset valuations, and environmental and warranty reserves. Our estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and our assessments of the probable future outcomes of these matters. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period that they are determined.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.
Revenue Recognition
We generally recognize revenue for the sale of products, which are not under long-term contracts, upon delivery. For commercial aircraft, delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risk and rewards of ownership.
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
Taxes collected from customers and remitted to government authorities are recorded in the statements of operations on a net basis within cost of sales.
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
Our Bell segment has a joint venture with The Boeing Company to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (the “V-22 Contracts”). This joint venture agreement creates contractual, rather than ownership, rights related to the V 22. Accordingly, we do not account for this joint venture under the equity method of accounting. We account for all of our rights and obligations under the specific requirements of the V-22 Contracts allocated to us under the joint venture agreement. Revenues and cost of sales reflect our performance under the V-22 Contracts with revenues recognized using the units-of-delivery method. We include all assets used in performance of the V-22 Contracts that we own, including inventory and unpaid receivables, and all liabilities arising from our obligations under the V-22 Contracts in our balance sheet.
Finance Revenues — Finance revenues include interest on finance receivables, direct loan origination costs and fees received. We recognize interest using the interest method to provide a constant rate of return over the terms of the receivables. Revenues on direct loan origination costs and fees received are deferred and amortized to finance revenues over the contractual lives of the respective receivables using the interest method. When receivables and credit lines are sold or prepaid, unamortized amounts are recognized in finance revenues. We generally suspend the accrual of interest income for accounts that are contractually delinquent by more than three months. In addition, detailed reviews of loans may result in earlier suspension. We resume the accrual of interest when the loan becomes contractually current and recognize the suspended interest income at that time. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce loan principal.
Leases — Certain qualifying noncancelable aircraft and other product lease contracts are accounted for as sales-type leases. Upon delivery, we record the present value of all payments (net of executory costs and any guaranteed residual values) under these leases as revenues, and the related costs of the product are charged to cost of sales. For lease financing transactions that do not qualify as sales-type leases, we record revenues as earned over the lease period.
Finance Receivables Held for Sale
Finance receivables are classified as held for sale when we determine that we no longer have the intent to hold the receivables until maturity or when we no longer have the ability to hold the receivables until maturity. Our decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to, contractual duration, type of collateral, credit strength of the borrowers, the existence of continued contractual commitments, the perceived marketability of the receivables and our ability to hold the finance receivables to maturity. On an ongoing basis, these factors, combined with our overall liquidation strategy, determine which finance receivables we have the positive intent to hold for the foreseeable future and which receivables we will hold for sale.

Finance receivables held for sale are carried at the lower of cost or fair value. At the time of transfer to the held for sale classification, we establish a valuation allowance for any shortfall between the carrying value, net of all deferred fees and costs, and fair value. Upon the initial classification to held for sale, any shortfall is recorded as a charge within special charges. In addition, any allowance for loan losses previously allocated to these receivables is reclassified to the valuation allowance account which is netted with finance receivables held for sale in the balance sheet. After the valuation allowance is initially established, it is adjusted quarterly for any changes in the fair value of the receivables below the original carrying value, with subsequent adjustments included in earnings within segment profit. Fair value changes can occur based on market interest rates, market liquidity and changes in the credit quality of the borrower and value of underlying loan collateral.
Finance Receivables Held for Investment
Finance receivables are classified as held for investment when we have the intent and the ability to hold the receivable for the foreseeable future or until maturity or payoff. Finance receivables held for investment are generally recorded at the amount of outstanding principal less allowance for loan losses.
Losses on Finance Receivables — Provisions for losses on finance receivables held for investment are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the portfolio. We evaluate the allowance by examining current delinquencies, characteristics of the existing accounts, historical loss experience, underlying collateral value, and general economic conditions and trends. In addition, for larger balance commercial loans, we consider borrower specific information, industry trends and estimated discounted cash flows. Finance receivables held for investment generally are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date when the collateral is repossessed or when no payment has been received for six months. Finance receivables are charged off when they are deemed to be uncollectible.
Loan Impairment — We periodically evaluate our non-homogeneous loan portfolios for impairment. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We also identify loans that are considered impaired due to the significant modification of the original loan terms. These modified loans reflect deferred principal payments, generally at market interest rates, and continue to accrue finance charges since collection of principal and interest is not doubtful. We measure impairment by comparing the fair value of a loan with its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, if the loan is collateral dependent, at the fair value of the collateral, less selling costs. If the fair value of the loan is less than its carrying amount, we establish a reserve based on this difference.
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
The interest-only securities within our retained interests are recorded at fair value in other assets. We estimate fair values based on the present value of expected future cash flows using management’s best estimates of key assumptions — credit losses, prepayment speeds, discount rates and forward interest rate yield curves commensurate with the risks involved. We review the fair values of the retained interests quarterly using updated assumptions and compare such amounts with the carrying value. When the carrying value exceeds the fair value, we determine whether the decline in fair value is other than temporary. When we determine that the value of the decline is other than temporary, we write down the carrying value to fair value with a corresponding charge to income. When a change in fair value of the interest-only securities is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.
Inventories
Inventories are stated at the lower of cost or estimated net realizable value. We value our inventories generally using the first-in, first-out method or the last-in, first-out (LIFO) method for certain qualifying inventories in the U.S. We determine costs for our commercial helicopters on an average cost basis by model considering the expended and estimated costs for the current production release. Costs on long-term contracts represent costs incurred for production, allocable operating overhead, advances to suppliers, and, in the case of contracts with the U.S. Government, allocable research and development and general and administrative expenses. Since our inventoried costs include amounts related to contracts with long production cycles, a portion of these costs is not expected to be realized within one year. Pursuant to contract provisions, agencies of the U.S. Government have title to, or security interest in, inventories related to such contracts as a result of advances, performance-based payments and progress payments. Such advances and payments are reflected as an offset against the related inventory balances.

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
We adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statement Nos. 87, 88, 106, and 132(R)” on December 30, 2006. In accordance with this Statement, we recognize the overfunded or underfunded status of our pension and postretirement plans on the balance sheet and recognize changes in the funded status of our defined benefit plans in comprehensive income in the year in which they occur. Actuarial gains and losses that are not immediately recognized as net periodic pension cost are recognized as a component of other comprehensive loss and amortized into net periodic pension cost in future periods.
At December 30, 2006, the impact of implementing SFAS No. 158 reduced total assets by $313 million, increased total liabilities by $334 million, reduced shareholders’ equity (increase to accumulated other comprehensive loss) by $647 million, net of tax, and had no impact on results of operations. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs (credits) and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, “Employers’ Accounting for Pensions,” all of which were previously netted against the plan’s funded status in our balance sheet pursuant to the provisions of SFAS No. 87. These amounts are being amortized into net periodic pension cost.

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
Fair Values of Financial Instruments
Fair values of financial instruments are based upon estimates at the balance sheet date of the price that would be received in an orderly transaction between market participants. We use quoted market prices and observable inputs when available; however, these inputs are often not available in the markets for many of our assets. In these cases, we typically perform discounted cash flow analysis using our best estimates of key assumptions such as credit losses, prepayment speeds and discount rates based on both historical experience and our interpretation of how comparable market data in more active markets should be utilized. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Accordingly, the fair values presented may differ from amounts we could realize or settle currently.
Product and Environmental Liabilities
We accrue product liability claims and related defense costs on the occurrence method when a loss is probable and reasonably estimable. Our estimates are generally based on the specifics of each claim or incident and our best estimate of the probable loss using historical experience and considering the insurance coverage and deductibles in effect at the date of the incident.
Liabilities for environmental matters are recorded on a site-by-site basis when it is probable that an obligation has been incurred and the cost can be reasonably estimated. We estimate our accrued environmental liabilities using currently available facts, existing technology, and presently enacted laws and regulations, all of which are subject to a number of factors and uncertainties. Our environmental liabilities are undiscounted and do not take into consideration possible future insurance proceeds or significant amounts from claims against other third parties.
Research and Development Costs
Research and development costs that are either not specifically covered by contracts or represent our share under cost-sharing arrangements are charged to expense as incurred. Research and development costs incurred under contracts with others are reported as cost of sales over the period that revenue is recognized.
Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not that we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. We recognize net tax-related interest and penalties in income tax expense.
Recently Announced Accounting Pronouncements
In June 2008, the FASB issued Staff Position (FSP) Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.” This FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of basic earnings per share using the two-class method. This FSP is effective in the first quarter of 2009 and is to be applied on a retrospective basis to all periods presented. In the first quarter of 2008, we granted restricted stock units that include nonforfeitable rights to dividends. Accordingly, restricted stock units awarded since the beginning of 2008 will be considered participating securities and will be included in our earnings per share calculation upon the adoption of this FSP. The adoption of this FSP will not have a material impact on our earnings per share, and it will have no impact on our financial position or results of operations.
Other new pronouncements issued but not effective until after January 3, 2009 are not expected to have a significant effect on our consolidated financial position or results of operations.
Note 2. Discontinued Operations
In November 2008, we completed the sale of our Fluid & Power business unit to Clyde Blowers Limited, a U.K.-based worldwide leader in the areas of power, materials handling, intermodal transport and logistics, and pump technologies. This sale included our Gear Technologies, Hydraulics, Maag Pump and Union Pump product lines, along with each of their respective brands. We received approximately $527 million in cash, a six-year note with a face value of $28 million and up to $50 million based on final 2008 operating results that will be determined by the end of the first quarter of 2009, which will be primarily payable in a six-year note. We recorded an after-tax gain of $111 million for this sale. After taxes and other deal-related expenses are paid, we expect total net after-tax proceeds for the sale to be approximately $380 million, excluding any payments due to us related to the 2008 operating results.
In August 2006, we completed the sale of our Fastening Systems business to Platinum Equity, a private equity investment firm, for approximately $613 million in cash and the assumption of $16 million of net indebtedness and certain liabilities. There was no gain or loss recorded upon completion of the sale. Prior to the consummation of the sale of the Fastening Systems business, we recorded an impairment charge of $120 million in 2006 to record the business at the estimated fair value less cost to sell.
The Fluid & Power and Fastening Systems businesses met the discontinued operations criteria and have been included in discontinued operations for all periods presented in our Consolidated Financial Statements. The results of the Fluid & Power business were previously reported in the Industrial segment.
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
The assets and liabilities of our discontinued businesses are as follows:

	January 3,	December 29,
(In millions)	2009	2007
Accounts receivable, net	$—	$125
Inventories	—	131
Other current assets	—	20
Property, plant and equipment, net	—	81
Goodwill	—	216
Other assets	10	26

Total assets of discontinued operations of Fluid & Power	10	599
Assets of discontinued operations of Fastening Systems	26	8

Total assets of discontinued operations	$36	$607

Accounts payable and accrued liabilities	$12	$178
Accrued postretirement benefits other than pensions	—	38
Other liabilities	24	115
Long-term debt	—	2

Total liabilities of discontinued operations of Fluid & Power	36	333
Liabilities of discontinued operations of Fastening Systems	115	134

Total liabilities of discontinued operations	$151	$467

Upon the sale of Fluid & Power, we retained sponsorship of a defined benefit pension plan for former employees and retirees of the U.K.-based businesses. No additional benefits can be earned under this plan, and future cash contributions to the plan are not expected to be significant. At January 3, 2009, the fair value of the plan assets totaled $198 million, and the projected benefit obligation totaled $188 million.
Revenue, results of operations and gains on disposal for our discontinued businesses are as follows:

(In millions)	2008	2007	2006
Revenue	$560	$610	$1,618

Income (loss) from discontinued operations before income taxes	34	51	(76)
Income taxes	3	15	16

Operating income (loss) from discontinued operations, net of income taxes	31	36	(92)
Gains on disposal, net of income taxes	111	2	—

Income (loss) from discontinued operations, net of income taxes	$142	$38	$(92)

Note 3. Business Acquisitions, Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by segment, are as follows:

			Textron
(In millions)	Cessna	Bell	Systems	Industrial	Finance	Total
Balance at December 31, 2005	$322	$17	$85	$354	$169	$947
Acquisitions	—	—	259	—	—	259
Foreign currency translation	—	—	—	14	—	14

Balance at December 30, 2006	322	17	344	368	169	1,220
Acquisitions	—	1	857	11	—	869
Foreign currency translation	—	—	—	13	—	13
Other	—	—	(17)	—	—	(17)

Balance at December 29, 2007	322	18	1,184	392	169	2,085
Acquisitions and purchase price adjustments	—	(5)	(44)	—	—	(49)
Transfers	—	17	(17)	—	—	—
Impairment	—	—	—	—	(169)	(169)
Foreign currency translation	—	—	—	(2)	—	(2)

Balance at January 3, 2009	$322	$30	$1,123	$390	$—	$1,865

As discussed in Note 12, Special Charges, based on current market conditions and the plan to downsize the Finance segment, we recorded a non-cash pre-tax impairment charge in the fourth quarter of 2008 of $169 million to eliminate all goodwill at the Finance segment.
During the second half of 2008, Kautex was negatively impacted by the significant downturn in the automotive industry which caused deterioration in its revenues and segment profit. Our annual evaluation of goodwill recoverability for Kautex was extended to include our projections and outlook for the automotive industry as of the end of the fourth quarter, and we believe the carrying value of the reporting unit is recoverable at January 3, 2009. We anticipate volumes to continue to be lower through 2010. From 2009 through 2013, for purposes of our goodwill analysis, we have assumed an average annual sales growth rate of 6% with operating profit margins returning to recent historical levels by 2013. Operating profit margin improvements are expected to result from significant restructuring activities, including realignment of excess capacity through personnel reductions, as well as from higher volumes. A 50-basis-point reduction in the estimated operating profit margins during the 2009 to 2013 period, used in our discounted cash flow model, would reduce the estimated fair value of Kautex by up to $60 million and may result in the carrying value of the business exceeding its estimated fair value, potentially resulting in an impairment charge. At January 3, 2009, the goodwill allocated to Kautex totaled $130 million.
Our operating plans and projections for our Golf & Turfcare component anticipate operating margin improvements over the five-year planning period resulting in high single-digit margins, and assume annual revenue growth of approximately 4%. A 100-basis-point decline in our operating margin assumptions would reduce the estimated fair value by up to approximately $50 million and may result in the carrying value of the component exceeding its estimated fair value, potentially resulting in an impairment charge. At January 3, 2009, the goodwill allocated to this component totaled approximately $141 million.
Our market capitalization at January 3, 2009 was approximately $3.7 billion, compared with approximately $17.9 billion at December 29, 2007. This market capitalization is less than the sum of the fair values of our Manufacturing group reporting units calculated in connection with our annual impairment test. We believe that the differences between the fair value estimates of our manufacturing reporting units and our market capitalization are primarily due to the market’s view of risk in the Finance segment. As noted above, we have fully impaired goodwill at the Finance segment. We believe that our fair value estimates for our Manufacturing group reporting units are consistent with market participant assumptions.
Acquired Intangible Assets
Our acquired intangible assets are summarized below:

		January 3, 2009			December 29, 2007
	Weighted-
	Average
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	(In years)	Amount	Amortization	Net	Amount	Amortization	Net
Customer agreements and contractual relationships	13	$407	$(43)	$364	$393	$(7)	$386
Patents and technology	10	112	(35)	77	111	(22)	89
Trademarks	20	37	(12)	25	34	(10)	24
Other	7	18	(13)	5	27	(14)	13

		$574	$(103)	$471	$565	$(53)	$512

Amortization expense totaled $53 million in 2008, $23 million in 2007 and $7 million in 2006. Amortization expense is estimated to be approximately $52 million, $52 million, $51 million, $50 million and $47 million in 2009, 2010, 2011, 2012 and 2013, respectively.
2007 Business Acquisitions
In 2007, we acquired four businesses for cash totaling $1.1 billion. The results of operations for these acquired businesses are included in our statement of operations since the date of each respective acquisition. Pro forma information has not been included as the amounts are immaterial.
On November 14, 2007, we acquired a majority ownership interest in United Industrial Corporation (UIC), a publicly held company (NYSE: UIC), pursuant to a cash tender offer for $81 per share. UIC operates through its wholly owned subsidiary, AAI Corporation (AAI). AAI is a leading provider of intelligent aerospace and defense systems, including unmanned aircraft and ground control stations, aircraft and satellite test equipment, training systems and countersniper devices. UIC has been integrated into our Textron Systems segment, where we believe it adds important capabilities to our existing aerospace and defense businesses and advances our strategy to deliver broader and more integrated solutions to our customers. In December 2007, we completed the acquisition and obtained 100% ownership of UIC.

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

In addition to the $655 million we paid for the net assets acquired on November 14, 2007, we paid approximately $240 million to settle outstanding acquired debt and other obligations and $157 million to purchase the minority interest in December 2007.
The acquired intangible assets represent primarily customer agreements and contractual relationships with a weighted-average useful life of 13 years. We have allocated the purchase price of this business to the estimated fair value of the net tangible and intangible assets acquired, with any excess recorded as goodwill. Approximately $64 million of the goodwill is deductible for tax purposes. In 2008, the goodwill and intangible amounts were adjusted to reflect the final fair value adjustments, which resulted in a reduction of goodwill of $49 million, net of deferred taxes, and an increase in intangible assets of $14 million.
In 2007, we also acquired certain assets of CAV-Air LLC, Columbia Aircraft Manufacturing Corporation and Paladin Tools. CAV-Air’s helicopter maintenance and service center was acquired by our Bell segment. Columbia Aircraft Manufacturing Corporation produces high-performance, single engine aircraft and has been integrated into our Cessna segment. Paladin Tools is a provider of tools and accessories for the telecommunications industry and has been integrated into our Industrial segment. We have recorded $12 million of goodwill and $16 million in intangible assets for these businesses.
2006 Business Acquisitions
We acquired three businesses in 2006 for a total cost of $338 million in the Textron Systems segment and $164 million in the Finance segment, all of which were paid for in cash. The operating results of these businesses have been included in the Consolidated Financial Statements since the date of each respective acquisition. These acquisitions include the following:
•	Overwatch Systems, a developer and provider of intelligence analysis software tools for the defense industry, was acquired in December 2006.

•	Innovative Survivability Technologies, Inc., a supplier of innovative defensive systems to military and homeland security customers, was acquired in July 2006.

•	Electrolux Financial Corporation’s dealer inventory finance business, which provides consumer appliance and electronics dealers with wholesale inventory financing, was acquired in June 2006.
In connection with these acquisitions in 2006, we recorded $259 million in goodwill and $112 million in identifiable intangible assets, primarily in the Textron Systems segment. These amounts were adjusted in 2007 to reflect the final fair value adjustments, which resulted in a reduction of goodwill of $14 million, net of deferred taxes, and an increase in intangible assets of $21 million. The adjusted intangible assets and weighted-average amortization periods are as follows: $84 million in patents and technology (15 years), $33 million in customer agreements (9 years) and $16 million in other intangible assets (4 years).

Note 4. Accounts Receivable
Accounts receivable is comprised of the following:

	January 3,	December 29,
(In millions)	2009	2007
Commercial	$511	$618
U.S. Government contracts	437	369

	948	987
Allowance for doubtful accounts	(24)	(29)

	$924	$958

We have unbillable receivables on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $157 million at January 3, 2009 and $166 million at December 29, 2007. Long-term contract receivables due from the U.S. Government exclude significant amounts billed but unpaid due to contractual retainage provisions.
Note 5. Finance Receivables and Securitizations
We evaluate finance receivables on a managed as well as owned basis since we retain subordinated interests in finance receivables sold in securitizations resulting in credit risk. In contrast, we do not have a retained financial interest or credit risk in the performance of the serviced portfolio and, therefore, performance of these portfolios is limited to billing and collection activities. Our Finance group manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	January 3,	December 29,
(In millions)	2009	2007
Total managed and serviced finance receivables	$12,173	$12,478
Nonrecourse participations sold to independent investors	(820)	(760)
Third-party portfolio servicing	(532)	(595)

Total managed finance receivables	10,821	11,123
Securitized receivables	(2,248)	(2,520)

Owned finance receivables	8,573	8,603
Finance receivables held for sale	(1,658)	—

Finance receivables held for investment	$6,915	$8,603

Finance receivables are classified as held for investment when we have the intent and the ability to hold the receivable for the foreseeable future or until maturity or payoff. Finance receivables are classified as held for sale based on the determination that we no longer have the intent to hold the receivable until maturity. As a result of the exit plan discussed in Note 12, Special Charges, at January 3, 2009, approximately $2.9 billion of the managed liquidating finance receivables were designated for sale or transfer, of which about $1.2 billion represent securitized receivables managed by the Finance segment and $1.7 billion represent owned finance receivables classified as held for sale.
Owned finance receivables at January 3, 2009 include approximately $1.1 billion of receivables that have been legally sold to special purpose entities (SPE), which are consolidated subsidiaries of Textron Financial Corporation. The assets of the SPEs are pledged as collateral for their debt, which have been reflected as securitized on-balance sheet debt in Note 8, Debt and Credit Facilities.
Our finance receivables are diversified across geographic region, borrower industry and type of collateral. At January 3, 2009, 77% of our finance receivables, including held for investment and held for sale portfolios, were distributed throughout the U.S., compared with 78% at the end of 2007. The most significant collateral concentration was in general aviation, which accounted for 26% of managed receivables at the end of 2008 and 22% at the end of 2007. Industry concentrations in the golf and vacation interval industries accounted for 16% and 15%, respectively, of managed receivables at January 3, 2009, compared with 15% and 13%, respectively, at the end of 2007.

Finance receivables include installment contracts, revolving loans, golf course and resort mortgages, distribution finance receivables, and finance and leveraged leases. Installment contracts and finance leases have initial terms ranging from two to 20 years and primarily are secured by the financed equipment. Installment contracts generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan. Finance leases include residual values expected to be realized at contractual maturity. Leases with no significant residual value at the end of the contractual term are classified as installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. In the contractual maturities table in the “Finance Receivables Held for Investment” section below, contractual maturities for finance leases classified as installment contracts represent the minimum lease payments, net of the unearned income to be recognized over the life of the lease. Total minimum lease payments and unearned income related to these contracts were $1.2 billion and $299 million, respectively, at January 3, 2009 and $1.0 billion and $315 million, respectively, at December 29, 2007. Minimum lease payments due under these contracts for each of the next five years are as follows: $202 million in 2009, $184 million in 2010, $177 million in 2011, $145 million in 2012 and $140 million in 2013. Minimum lease payments due under finance leases for each of the next five years are as follows: $143 million in 2009, $110 million in 2010, $73 million in 2011, $37 million in 2012 and $13 million in 2013.
Revolving loans and distribution finance receivables generally mature within one to five years. Revolving loans are secured by trade receivables, inventory, plant and equipment, pools of vacation interval resort notes receivables, finance receivable portfolios, pools of residential and recreational land loans, and the underlying property. Distribution finance receivables generally are secured by the inventory of the financed distributor and include floorplan financing for third-party dealers for inventory sold by the E-Z-GO and Jacobsen businesses.
Golf course and resort mortgages are secured by real property and generally are limited to 75% or less of the property’s appraised market value at loan origination. Golf course mortgages have initial terms ranging from five to 10 years with amortization periods from 15 to 25 years. Golf course mortgages consist of loans with an average balance of $6 million and a weighted-average remaining contractual maturity of five years. Resort mortgages generally represent construction and inventory loans with an average balance of $10 million and a weighted-average remaining contractual maturity of four years.
Leveraged leases are secured by the ownership of the leased equipment and real property and have initial terms up to approximately 30 years. Leveraged leases reflect contractual maturities net of contractual nonrecourse debt payments and include residual values expected to be realized at contractual maturity.
Finance Receivables Held for Investment
The contractual maturities of finance receivables held for investment at January 3, 2009 were as follows:

							Finance Receivables
	Contractual Maturities						Outstanding
(In millions)	2009	2010	2011	2012	2013	Thereafter	2008	2007
Installment contracts	$392	$351	$354	$362	$358	$970	$2,787	$2,052
Revolving loans	226	200	444	249	61	28	1,208	2,254
Golf course and resort mortgages	191	132	256	170	148	309	1,206	1,240
Distribution finance receivables	468	144	25	4	5	1	647	1,900
Finance leases	151	145	97	81	23	111	608	613
Leveraged leases	46	(2)	17	(11)	(11)	420	459	544

	$1,474	$970	$1,193	$855	$584	$1,839	6,915	8,603

Allowance for credit losses							(191)	(89)

							$6,724	$8,514

Finance receivables often are repaid or refinanced prior to maturity. Accordingly, the above tabulations should not be regarded as a forecast of future cash collections. Finance receivable receipts related to distribution finance receivables and revolving loans are based on historical cash flow experience.

The net investments in finance leases, excluding leases classified as installment contracts and leveraged leases, are provided below:

	January 3,	December 29,
(In millions)	2009	2007
Finance leases:
Total minimum lease payments receivable	$557	$568
Estimated residual values of leased equipment	259	267

	816	835
Less unearned income	(208)	(222)

Net investment in finance leases	$608	$613

Leveraged leases:
Rental receivable, net of nonrecourse debt	$493	$531
Estimated residual values of leased assets	229	297

	722	828
Less unearned income	(263)	(284)

Investment in leveraged leases	459	544
Deferred income taxes	(350)	(408)

Net investment in leveraged leases	$109	$136

Nonaccrual loans include accounts that are contractually delinquent by more than three months for which the accrual of interest income is suspended. These loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired accrual loans represent loans with original terms that have been significantly modified to reflect deferred principal payments, generally at market interest rates, for which collection of principal and interest is not doubtful. Past due loans for which the Finance group has recourse to the Manufacturing group are not considered impaired in the table below; these loans totaled $0.8 million and $3 million at the end of 2008 and 2007, respectively.
The impaired loans included within finance receivables held for investment and related reserves at the end of 2008 and 2007 are as follows:

	January 3,	December 29,
(In millions)	2009	2007
Impaired nonaccrual loans	$234	$59
Impaired accrual loans	19	143

Total impaired loans	253	202
Average recorded investment in impaired loans	177	84
Impaired nonaccrual loans with identified reserve requirements	182	40
Allowance for losses on impaired nonaccrual loans	43	15

In the fourth quarter of 2008, we classified $1.7 billion of finance receivables as held for sale. These receivables are reflected at fair value in 2008 and are excluded from the loan impairment disclosures above. The increase in impaired nonaccrual finance receivables primarily reflects a $71 million account in the Golf Finance division and a $68 million account in the Resort Finance division. The decrease in impaired accrual finance receivables primarily reflects one account in the Golf Finance division that moved to impaired nonaccrual status and two accounts in the Asset-Based Lending division that have been transferred to the finance receivables held for sale classification.
Captive and Other Intercompany Financing
Our Finance group provides financing for retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group. The captive finance receivables for these inventory sales that are included in the Finance group’s balance sheets are summarized below:

	January 3,	December 29,
(In millions)	2009	2007
Installment contracts	$1,468	$1,184
Finance leases	544	535
Distribution finance	33	31

Total	$2,045	$1,750

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
In 2008, 2007 and 2006, our Finance segment paid our manufacturing segments $1.0 billion, $1.2 billion and $1.0 billion, respectively, related to the sale of Textron-manufactured products that it financed. Our Cessna and Industrial segments also received proceeds in those years of $18 million, $27 million and $63 million, respectively, from the sale of equipment from their manufacturing operations to our Finance segment for use under operating lease agreements. At the end of 2008 and 2007, the amounts guaranteed by the Manufacturing group totaled $206 million and $254 million, respectively. The Manufacturing group has total reserves for losses on these of $21 million at the end of 2008 and $22 million at the end of 2007.
During the fourth quarter of 2008, we utilized our commercial paper borrowings for the Manufacturing group to lend cash to the Finance group. A portion of these borrowings was repaid in the fourth quarter, primarily with funds from a $625 million cash payment made by Textron Inc. to Textron Financial Corporation, which was reflected as a capital contribution. At January 3, 2009, the Finance group owed the Manufacturing group $133 million related to these borrowings. This receivable is recorded in other current assets in our balance sheet.
Securitizations
Our Finance group sells its distribution finance receivables to a qualified special purpose trust through securitization transactions. Distribution finance receivables represent loans secured by dealer inventories that typically are collected upon the sale of the underlying product. Through a revolving securitization, the proceeds from collection of the principal balance of these loans are used by the trust to purchase additional distribution finance receivables from us each month. This revolving securitization accounted for approximately 86% and 93% of our securitization gains in 2008 and 2007, respectively.
We received proceeds from securitizations of $473 million in 2008, $731 million in 2007 and $50 million in 2006. For the revolving securitization, these proceeds include only amounts received related to incremental increases in the level of receivables sold into the securitization. Gains from securitizations were approximately $42 million in 2008, $62 million in 2007 and $42 million in 2006. At the end of 2008, past due securitized loans totaled $24 million, compared with $17 million at the end of 2007.
Generally, we retain an interest in the assets sold in the form of servicing responsibilities and subordinated interests, including interest-only securities, seller certificates and cash reserves. At the end of 2008, we had $200 million in retained interest recorded in other assets, which included $191 million in distribution finance receivables. In comparison, retained interest totaled $203 million at the end of 2007. Cash flows received on these retained interests totaled $126 million in 2008, $71 million in 2007 and $63 million in 2006. Key economic assumptions used in measuring our retained interests at the date of sale are as follows: a weighted-average life of four months, expected annual credit loss of 1.0%, residual cash flows discount rate of 7.3% and monthly payment rate of 19.4%. At January 3, 2009, the key assumptions used are as follows: a weighted-average life of four months, expected annual credit loss of 1.3%, residual cash flows discount rate of 13.7% and monthly payment rate of 18.4%.
During the fourth quarter of 2008, the Finance group modified the terms of the Aviation Finance securitization to permit repurchase of the receivables from the securitization trust. This modification will provide additional flexibility in the management of the receivable portfolio, and it also required consolidation of the securitization trust on our balance sheet. As a result, the $589 million of receivables and $553 million of debt held by the securitization trust are now reflected as finance receivables held for investment and debt in the balance sheet. This modification also resulted in the reclassification of $58 million of retained interests in securitizations associated with this structure to finance receivables held for investment from other assets. We also extended the revolving term of our Aviation Finance securitization in December 2008 by one year, which we expect will provide additional liquidity of approximately $100 million during 2009 as the current portfolio securing this funding source matures and is replaced with additional finance receivables.

Note 6. Inventories
Inventories are comprised of the following:

(In millions)	January 3, 2009	December 29, 2007
Finished goods	$1,081	$728
Work in process	1,932	1,819
Raw materials	765	588

	3,778	3,135
Progress/milestone payments	(619)	(542)

	$3,159	$2,593

Inventories valued by the LIFO method totaled $2.0 billion and $1.7 billion at the end of 2008 and 2007, respectively. Had our LIFO inventories been valued at current costs, their carrying values would have been approximately $366 million and $307 million higher at those respective dates. Inventories related to long-term contracts, net of progress/milestone payments, were $741 million at the end of 2008 and $710 million at the end of 2007.
Note 7. Property, Plant and Equipment, net
Our Manufacturing group’s property, plant and equipment, net are comprised of the following:

	January 3,	December 29,
(In millions)	2009	2007
Land and buildings	$1,298	$1,196
Machinery and equipment	3,296	2,967

	4,594	4,163
Accumulated depreciation and amortization	(2,479)	(2,245)

	$2,115	$1,918

Depreciation expense for the Manufacturing group totaled $305 million in 2008, $259 million in 2007 and $232 million in 2006.
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

Note 8. Debt and Credit Facilities
Our debt and credit facilities are summarized below:

	January 3,	December 29,
(In millions)	2009	2007
Manufacturing group:
Short-term debt:
Commercial paper	$867	$—
Current portion of long-term debt	9	355

Total short-term debt	876	355

Long-term senior debt:
Medium-term notes due 2010 to 2011 (average rate of 9.85%)	17	17
6.375% due 2008	—	300
4.50% due 2010	250	250
6.50% due 2012	300	300
3.875% due 2013	429	431
5.60% due 2017	350	350
6.625% due 2020	219	298
Other (average rate of 3.93% and 5.40%, respectively)	137	200

	1,702	2,146
Current portion of long-term debt	(9)	(355)

Total long-term debt	1,693	1,791

Total Manufacturing group debt	$2,569	$2,146

Finance group:
Commercial paper	$743	$1,447
Other short-term debt	25	14
Medium-term fixed-rate and variable-rate notes*:
Due 2008 (weighted-average rate of 4.58%)	—	1,259
Due 2009 (weighted-average rate of 4.07% and 5.33%, respectively)	1,534	1,551
Due 2010 (weighted-average rate of 3.85% and 4.94%, respectively)	2,315	1,913
Due 2011 (weighted-average rate 4.42% and 5.04%, respectively)	727	592
Due 2012 (weighted-average rate of 4.43% and 4.39%, respectively)	52	42
Due 2013 and thereafter (weighted-average rate of 4.87% and 5.19%, respectively)	730	177
Securitized on-balance sheet debt, with amortization beginning in 2009, 3.09%	853	—
6% Fixed-to-Floating Rate Junior Subordinated Notes	300	300
Fair value adjustments and unamortized discount	109	16

Total Finance group debt	$7,388	$7,311

*	At the end of 2008 and 2007, variable-rate notes totaled $2.5 billion.
The Manufacturing group had a year-end average interest rate on commercial paper borrowings of 6.4% and a weighted-average interest rate throughout the year of 4.3% in 2008 and 5.20% in 2007. The Finance group had an average interest rate on commercial paper borrowings of 5.64% at the end of 2008 and 5.02% at the end of 2007, and a weighted-average interest rate throughout the year of 3.63% in 2008 and 5.16% in 2007.
In December 2008, the Finance Group amended the terms of its Aviation Finance securitization resulting in the consolidation of the special purpose entity, which holds finance receivables previously sold as well as $553 million of third-party notes under a revolving credit facility. These third-party notes are reflected within securitized on-balance sheet debt.
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
Our aggregate $3 billion in committed bank lines of credit have historically been in support of commercial paper and letters of credit issuances only. There were no borrowings outstanding related to the Manufacturing group’s $1.25 billion facility or the Finance group’s $1.75 billion facility at the end of 2008 or 2007. In February 2009, due to the unavailability of term debt and difficulty in accessing sufficient commercial paper on a daily basis, we drew the available balance from these credit facilities. Amounts borrowed under the credit facilities will not be due until April 2012. A portion of the proceeds will be used to repay all of our outstanding commercial paper as it comes due.
Under a support agreement, Textron Inc. is required to ensure that Textron Financial Corporation maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. In addition, Textron Financial Corporation has lending agreements that contain provisions restricting additional debt, which is not to exceed nine times consolidated net worth and qualifying subordinated obligations. Due to certain charges as discussed in Note 12, Special Charges, on December 29, 2008, Textron Inc. made a cash payment of $625 million to Textron Financial Corporation, which was reflected as a capital contribution, to maintain compliance with the fixed charge coverage ratio required by the support agreement and to maintain the leverage ratio required by its credit facility.
The following table shows required payments during the next five years on debt outstanding at the end of 2008. The payment schedule excludes amounts that are payable under or supported by the primary revolving credit facilities or revolving lines of credit:

(In millions)	2009	2010	2011	2012	2013
Manufacturing group	$9	$256	$20	$305	$434
Finance group	1,728	2,520	861	141	644

	$1,737	$2,776	$881	$446	$1,078

Note 9. Derivatives
Fair Value Hedges
Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates. By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows.
Cash Flow Hedges
We experience variability in the cash flows we receive from our Finance group’s investments in interest-only securities due to fluctuations in interest rates. To mitigate our exposure to this variability, our Finance group enters into interest rate exchange, cap and floor agreements. The combination of these instruments converts net residual floating-rate cash flows expected to be received by our Finance group to fixed-rate cash flows. Changes in the fair value of these instruments are recorded net of the income tax effect in other comprehensive income (OCI).
Our exposure to loss from nonperformance by the counterparties to our derivative agreements at the end of 2008 is minimal. We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due. We have historically minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A. The recent uncertainty in the financial markets has negatively affected the bond ratings of all of our counterparties, and we continuously monitor our exposures to ensure that we limit our risks. The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.
We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities created in the normal course of business. We primarily utilize forward exchange contracts and purchased options with maturities of no more than 18 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. This is generally expected to be reclassified to earnings in the next 18 months as the underlying transactions occur.
Net Investment Hedges
We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. Currency effects of these hedges, which are reflected in the cumulative translation adjustment account within other comprehensive income (loss), produced a $46 million after-tax gain during 2008, leaving an accumulated net gain balance of $3 million.
Stock-Based Compensation Hedges
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
Fair Values of Derivative Instruments

	Assets		Liabilities
(In millions)	2008	2007	2008	2007
Derivatives designated as hedging instruments
Fair value hedges
Finance group:
Interest rate exchange contracts	$112	$19	$(7)	$(1)

Total fair value hedges	112	19	(7)	(1)

Cash flow hedges
Manufacturing group:
Foreign currency exchanges contracts	2	50	(41)	(6)
Commodity contracts	—	—	(4)	(4)
Forward contracts for Textron Inc. stock	—	62	(98)	—
Finance group:
Interest rate exchange contracts	21	—	(1)	—

Total cash flow hedges	23	112	(144)	(10)

Total derivatives designated as hedging instruments	$135	$131	$(151)	$(11)

Derivatives not designated as hedging instruments
Manufacturing group:
Foreign currency exchange contracts	$—	$—	$(43)	$(8)
Finance group:
Interest rate exchange contracts	—	—	(13)	—

Total derivatives not designated as hedging instruments	$—	$—	$(56)	$(8)

The fair values of derivative instruments for the Manufacturing group are included in either other current assets or accrued liabilities in our balance sheet. For the Finance group, they are included in either other assets or other liabilities.
The effect of derivative instruments in the statements of operations is as follows:

		Amount of Gain(Loss)
(In millions)	Gain(Loss) Location	2008	2007
Fair Value Hedges
Manufacturing group:
Interest rate exchange contracts	Interest expense, net	$—	$(5)
Finance group:
Interest rate exchange contracts	Interest expense, net	113	37

		Amount of Gain(Loss) in OCI		Reclassification Adjustment
	Reclassification Adjustment	(Effective Portion)		Gain(Loss) Amount
	Gain(Loss) Location
(In millions)	(Effective Portion)	2008	2007	2008	2007
Cash Flow Hedges
Manufacturing group:
Foreign currency exchange contracts	Cost of sales	$(37)	$52	$(14)	$37
Commodity contracts	Cost of sales	(6)	(5)	—	—
Forward contracts for Textron Inc. stock	Selling and administrative	(7)	14	(9)	1
Finance group:
Interest rate exchange contracts	Interest expense, net	(5)	—	(2)	—
The amount of ineffectiveness on our fair value hedge and our foreign currency exchange contracts is not significant. Approximately $11 million of ineffectiveness related to the forward contracts for Textron Inc. stock, which is recorded in selling and administrative expense in 2008.
Our Manufacturing group also enters into certain foreign currency derivative instruments that do not meet hedge accounting criteria and primarily are intended to protect against exposure related to intercompany financing transactions. We reported a loss of $49 million in 2008 and $12 million in 2007 within selling and administrative expenses related to these instruments.
Note 10. Fair Values of Assets and Liabilities
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB delayed until the first quarter of 2009 the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
The adoption of SFAS No. 157 for our financial assets and liabilities in the first quarter of 2008 did not have a material impact on our financial position or results of operations. Our nonfinancial assets and liabilities that meet the deferral criteria include goodwill, intangible assets, property, plant and equipment, and other long-term investments, which primarily represent collateral that is received by the Finance group in satisfaction of troubled loans. We do not expect that the adoption of SFAS No. 157 for these nonfinancial assets and liabilities will have a material impact on our financial position or results of operations.
In accordance with the provisions of SFAS No. 157, we measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exist, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are utilized only to the extent that observable inputs are not available or cost-effective to obtain.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the assets and liabilities measured at fair value on a recurring basis at January 3, 2009 categorized by the level of inputs used in the valuation of each asset and liability:

		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Manufacturing group
Foreign currency exchange contracts	$2	$—	$2	$—

Total Manufacturing group	2	—	2	—

Finance group
Derivative financial instruments, net	112	—	112	—
Interest-only securities	12	—	—	12

Total Finance group	124	—	112	12

Total assets	$126	$—	$114	$12

Liabilities
Manufacturing group
Cash settlement forward contract	$98	$98	$—	$—
Foreign currency exchange contracts	84	—	84	—

Total Manufacturing group	182	98	84	—

Total liabilities	$182	$98	$84	$—

Valuation Techniques
Manufacturing Group
Foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. This is observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. We record changes in the fair value of these contracts, to the extent they are effective as hedges, in other comprehensive income. If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in income.
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
Finance Group
Interest-only securities are generally retained upon the sale of finance receivables to qualified special purpose trusts. These interest-only securities are initially recorded at the allocated carrying value, which is determined based on the relative fair values of the finance receivables sold and the interests retained. We estimate fair value upon the initial recognition of the retained interest based on the present value of expected future cash flows using our best estimates of key assumptions — credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved. These inputs are classified as Level 3 since they reflect our own assumptions about the assumptions market participants would use in pricing these assets based on the best information available in the circumstances as there is no active market for these assets. We review the fair values of the interest-only securities quarterly using a discounted cash flow model and updated assumptions and compare such amounts with the carrying value. When a change in fair value is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses. If a decline in the fair value is determined to be other than temporary, we record a corresponding charge to income. During 2008, we recognized impairment charges of $15 million and $6 million related to the Distribution Finance revolving securitization and the Aviation Finance securitization trust, respectively, due to changes in our assumptions.

The Finance group’s derivative contracts are not exchange-traded. Derivative financial instruments are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of derivative assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared to a standard AA-rated counterparty; however, this had no significant impact on the valuation as of January 3, 2009 as most of our counterparties are AA-rated and the vast majority of our derivative instruments are in an asset position.
Changes in Fair Value for Unobservable Inputs
The table below presents the change in fair value measurements for our interest-only strips for which we used significant unobservable inputs (Level 3) during 2008:

(In millions)
Balance, beginning of year	$43
Net gains for the year:
Increase in securitization gains on sale of finance receivables	66
Change in value recognized in finance revenues	2
Reclassification to finance receivables held for investment	(19)
Impairment charges	(21)
Collections	(59)

Balance, end of year	$12

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the assets measured at fair value on a nonrecurring basis for the Finance group at January 3, 2009 categorized by the level of inputs used in the valuation of each asset:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)
Finance receivables held for sale	$1,658	$—	$—	$1,658
Impaired loans	191	—	—	191

Total assets	$1,849	$—	$—	$1,849

Finance receivables held for sale are recorded at the lower of cost or fair value. Due to our current plan to exit the non-captive commercial finance business through a combination of orderly liquidation of receivables as they mature and selected sales, we classified $1.7 billion of finance receivables as held for sale. The finance receivables held for sale as of January 3, 2009 include asset-based revolving lines of credit, dealer inventory financing and golf and resort mortgages. The majority of the finance receivables held for sale were identified at the individual loan level. Golf and resort mortgages classified as held for sale were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value. Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. Upon initial reclassification of these receivables to held for sale we estimated the fair value to be $293 million less than the carrying value, net of the $44 million allowance for loan losses attributable to these portfolios. This net adjustment was recorded within special charges in the fourth quarter of 2008.
There are no active, quoted market prices for our finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models to estimate the exit price we expect to receive in the principal market for each type of loan in an orderly transaction, which includes the sale of both pools of similar assets, and the sale of individual loans. The models we used incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of current market participants were compared to observable market inputs, including bids from prospective purchasers, and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are rarely derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables held for sale involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants.
Loan impairment is measured by comparing the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent, to its carrying amount. If the carrying amount is higher, we establish a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans and the underlying collateral, which may differ from actual results. Impaired nonaccrual loans are also included in the table above since the measurement of required reserves on these loans is significantly dependent on the fair value of the underlying collateral. Fair values of collateral are determined utilizing either appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models.
Assets and Liabilities Not Recorded at Fair Value
The carrying amounts and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	January 3, 2009		December 29, 2007
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group:
Debt	$(2,438)	$(2,074)	$(1,998)	$(2,021)
Finance group:
Finance receivables held for investment	5,665	4,828	7,363	7,378
Retained interest in securitizations, excluding interest only strips	188	178	160	160
Investment in other marketable securities	95	78	20	20
Debt	(7,549)	(6,663)	(7,336)	(7,309)
In accordance with disclosure requirements, debt and finance receivables held for investment in the table above exclude leases. Fair value for the Manufacturing group debt is determined using market observable data for similar transactions. We utilize the same valuation methodologies to determine the fair value estimates for finance receivables held for investment as described above for finance receivables held for sale.
Retained interests represent our subordinated interest in finance receivables sold to qualified special purpose trusts. These interests are classified as held-to-maturity and recorded at the allocated carrying value, which is determined based on the relative fair values of the finance receivables sold and the interests retained. We estimate fair value upon the initial recognition of the retained interest based on the present value of expected future cash flows using our best estimates of key assumptions – credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved. These inputs reflect our own judgment regarding the assumptions market participants would use in pricing these assets based on the best information available in the circumstances as there is no active market for these assets.
Investments in other marketable securities represent notes receivable issued by securitization trusts that purchase timeshare notes receivable from timeshare developers. These notes are classified as held-to-maturity and are held at cost. The estimate of fair value was based on observable market inputs for similar securitization interests in markets that are currently inactive.
In 2008, approximately 80% of the fair value of term debt for the Finance group was determined based on observable market transactions. The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations. The fair values of short-term borrowings are assumed to approximate their carrying values.

Note 11. Shareholders’ Equity
Capital Stock
We have authorization for 15 million shares of preferred stock with no par value and 500 million shares of $0.125 par value common stock. Each share of $2.08 Cumulative Convertible Preferred Stock, Series A ($23.63 approximate stated value) is convertible into 8.8 shares of common stock, and we can redeem it for $50 per share. At the end of 2008, 2007 and 2006, we had approximately 67,000, 72,000 and 147,000 shares, respectively, of $2.08 Cumulative Convertible Preferred Stock, Series A issued with approximately 67,000, 72,000 and 78,000 shares outstanding, respectively. Each share of $1.40 Convertible Preferred Dividend Stock, Series B ($11.82 approximate stated value, preferred only as to dividends) is convertible into 7.2 shares of common stock, and we can redeem it for $45 per share. At the end of 2008, 2007 and 2006, we had approximately 34,000, 36,000 and 527,000 shares, respectively, of $1.40 Convertible Preferred Dividend Stock, Series B issued with approximately 34,000; 36,000 and 41,000 shares outstanding, respectively.
On July 18, 2007, our Board of Directors approved a two-for-one split of our common stock effected in the form of a 100% stock dividend and the retirement of 85 million shares of treasury stock. The additional shares resulting from the stock split were distributed on August 24, 2007 to shareholders of record on August 3, 2007. Prior period share data and per share data have been restated to reflect this stock split.
Outstanding common stock activity for the three years ended January 3, 2009 is presented below:

(In thousands)	2008	2007	2006
Beginning balance	250,061	251,192	260,369
Purchases	(11,649)	(5,902)	(17,148)
Exercise of stock options	1,147	3,404	6,634
Conversion of preferred stock to common stock	60	89	102
Other issuances	2,422	1,278	1,235

Ending balance	242,041	250,061	251,192

Reserved Shares of Common Stock
At the end of 2008, common stock reserved for the subsequent conversion of preferred stock and shares reserved for the exercise of outstanding stock options and the issuance of shares upon vesting of outstanding restricted stock units totaled 12.3 million shares.
Income per Common Share
A reconciliation of income from continuing operations and basic to diluted share amounts is presented below:

	2008		2007		2006
		Average		Average		Average
(Dollars in millions, shares in thousands)	Income	Shares	Income	Shares	Income	Shares
Income from continuing operations available to common shareholders	$344	245,686	$879	249,792	$693	255,098
Dilutive effect of convertible preferred stock and stock options	—	4,144	—	5,034	—	5,346

Available to common shareholders and assumed conversions	$344	249,830	$879	254,826	$693	260,444

Accumulated Other Comprehensive Loss
The after-tax components of accumulated other comprehensive loss are presented below:

		Pension and	Deferred
	Currency	Postretirement	Gains (Losses)
	Translation	Benefits	on Hedge
(In millions)	Adjustment	Adjustments	Contracts	Total
Balance at December 31, 2005	$127	$(229)	$24	$(78)
Transition adjustment due to change in accounting	—	(647)	—	(647)
Other comprehensive income (loss)	45	58	(5)	98
Reclassification due to sale of Fastening Systems	(47)	39	—	(8)
Reclassification adjustment	—	—	(9)	(9)

Balance at December 30, 2006	125	(779)	10	(644)
Other comprehensive income	57	96	53	206
Reclassification adjustment	—	58	(20)	38

Balance at December 29, 2007	182	(625)	43	(400)
Other comprehensive loss	(195)	(803)	(73)	(1,071)
Reclassification due to sale of Fluid & Power	2	33	—	35
Reclassification adjustment	—	31	(17)	14

Balance at January 3, 2009	$(11)	$(1,364)	$(47)	$(1,422)

Note 12. Special Charges
Special charges for the year ended January 3, 2009 include an initial mark-to-market adjustment of $293 million that was made when we classified certain finance receivables from held for investment to held for sale, a goodwill impairment charge in the Finance segment of $169 million and restructuring charges of $64 million. There were no special charges in fiscal 2007 or 2006.
As a result of the volatility and disruption in the credit markets, and in order to reduce our reliance on short-term funding, on October 13, 2008, our Board of Directors approved the recommendation of management to downsize the Finance segment. The plan approved at that time entailed exiting the Finance group’s Asset-Based Lending and Structured Capital businesses, as well as several additional product lines, and limiting new originations in the Distribution Finance, Golf Finance and Resort Finance businesses. On December 22, 2008, our Board of Directors approved a plan to exit all of the commercial finance business of the Finance segment, other than that portion of the business supporting customer purchases of Textron-manufactured products. We made the decision to exit this business due to continued weakness in the economy and in order to address our long-term liquidity position in light of continuing disruption and instability in the capital markets. In total, these actions will impact approximately $7.3 billion of the Finance segment’s $10.8 billion managed receivable portfolio as of the end of 2008. The exit plan will be effected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years. We recorded a pre-tax mark-to-market adjustment of $293 million against owned receivables held for sale due to the exit plan. At January 3, 2009, approximately $2.9 billion of the liquidating receivables were designated for sale or transfer, of which about $1.2 billion represent securitized receivables managed by the Finance segment, and $1.7 billion represent owned receivables classified as held for sale.
Based on current market conditions and the plan to downsize the Finance segment, we recorded a $169 million pre-tax impairment charge in the fourth quarter of 2008 to eliminate all goodwill at the Finance segment.
In October 2008, we initiated a restructuring program to reduce overhead cost and improve productivity across the company. On December 22, 2008, the Textron Board of Directors approved an expansion of this previously announced plan, which includes corporate and segment direct and indirect workforce reductions and streamlining of administrative overhead. The program, along with other volume-related reductions in workforce during the fourth quarter of 2008 and in January 2009, eliminates approximately 6,300 positions worldwide, representing approximately 15% of our global workforce.
We recorded pre-tax restructuring costs of $64 million in the fourth quarter of 2008 related to this restructuring program and the Finance segment exit plan, excluding volume-related direct labor reductions, which are recorded in segment profit. In the first half of 2009, we estimate that we will incur an additional $40 million in pre-tax restructuring costs, largely related to workforce reductions at Cessna. We may have additional restructuring costs as a result of further headcount reductions and other actions; however, an estimate of additional charges cannot be made at this time.

Special charges by segment for the year ended January 3, 2009 are as follows:

	Restructuring Charges
						Total
	Severance	Contract	Asset	Total	Other	Special
(In millions)	Costs	Terminations	Impairments	Restructuring	Charges	Charges
Cessna	$5	$—	$—	$5	$—	$5
Textron Systems	1	—	—	1	—	1
Industrial	16	—	9	25	—	25
Finance	15	1	11	27	462	489
Corporate	6	—	—	6	—	6

	$43	$1	$20	$64	$462	$526

An analysis of the restructuring program and related reserve account is summarized below:

	Severance	Contract	Asset
(In millions)	Costs	Terminations	Impairments	Total
Provisions	$43	$1	$20	$64
Non-cash utilization	—	—	(20)	(20)
Cash paid	(7)	—	—	(7)

Balance at January 3, 2009	$36	$1	$—	$37

Severance costs are generally paid on a monthly basis over the severance period granted to each employee or on a lump sum basis. Severance costs include outplacement costs, which are paid in accordance with normal payment terms. Contract termination costs are generally paid upon exiting the facility or over the remaining lease term.
The specific restructuring measures and associated estimated costs are based on our best judgment under prevailing circumstances. We believe that the restructuring reserve balance of $37 million is adequate to cover the costs presently accruable relating to activities formally identified and committed to under approved plans as of January 3, 2009 and anticipate that all actions related to these liabilities will be completed within a 12-month period.
Note 13. Share-Based Compensation
Our 2007 Long-Term Incentive Plan (the “Plan”) supersedes the 1999 Long-Term Incentive Plan and authorizes awards to our key employees in the form of options to purchase our shares, restricted stock, restricted stock units, stock appreciation rights, performance stock awards and other awards. Options granted to purchase our shares have a maximum term of 10 years and generally vest ratably over a three-year period. Restricted stock unit awards granted generally vest one-third each in the third, fourth and fifth year following the grant and generally are paid in shares of common stock. A maximum of 12 million shares is authorized for issuance for all purposes under the Plan, plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 1999 Long-Term Incentive Plan. No more than 12 million shares may be awarded pursuant to incentive stock options, and no more than 3 million shares may be awarded pursuant to restricted stock or other “full value” awards intended to be paid in shares. The Plan also authorizes performance share units paid in cash. Payouts under performance share units vary based on certain performance criteria generally measured over a three-year period. The performance share units vest at the end of three years. We also provide share-based compensation awards payable in cash, including retention awards to certain executives and restricted stock units.
Through our Deferred Income Plan for Textron Key Executives (the “DIP”), we provide participants the opportunity to voluntarily defer up to 25% of their base salary and up to 100% of annual, long-term incentive and other compensation. Effective January 1, 2008, the maximum deferred for annual, long-term incentive and other compensation decreased to 80%. Elective deferrals may be put into either a stock unit account or an interest bearing account. We generally contribute a 10% premium on amounts deferred into the stock unit account. Executives who are eligible to participate in the DIP who have not achieved and/or maintained the required minimum stock ownership level are required to defer annual incentive compensation in excess of 100% of the executive’s annual target into a deferred stock unit account and are not entitled to the 10% premium contribution on the amount deferred. Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment.
For awards granted or modified in 2005 and prospectively, compensation costs for awards with only service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

The compensation expense that has been recorded in net income for our share-based compensation plans is as follows:

(In millions)	2008	2007	2006
Compensation (income) expense	$(78)	$150	$92
Hedge expense (income) on forward contracts	100	(53)	(21)
Income tax expense (benefit)	29	(51)	(28)

Total net compensation cost included in net income	$51	$46	$43

Less net compensation costs included in discontinued operations	—	1	(1)

Net compensation costs included in continuing operations	$51	$45	$44

Share-based compensation costs are reflected primarily in selling and administrative expenses. Compensation expense includes approximately $20 million, $23 million and $16 million in 2008, 2007 and 2006, respectively, representing the attribution of the fair value of options issued and the portion of previously granted options for which the requisite service has been rendered. During 2006, we recorded approximately $4 million of share-based award forfeitures related to discontinued operations.
Stock Options
The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. The weighted-average fair value of options granted per share was $14, $14 and $12 for 2008, 2007 and 2006, respectively. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on our common stock, historical volatilities and other factors. We use historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.
The weighted-average assumptions used in our Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	2008	2007	2006
Dividend yield	2%	2%	2%
Expected volatility	30%	30%	25%
Risk-free interest rate	3%	5%	4%
Expected term (in years)	5.1	5.5	6.0
The following table summarizes information related to stock option activity for the respective periods:

(In millions)	2008	2007	2006
Intrinsic value of options exercised	$28	$85	$120
Cash received from option exercises	40	103	173
Actual tax benefit realized for tax deductions from option exercises	10	27	38
Our income taxes payable for federal and state purposes have been reduced by the tax benefits we receive from employee stock options. The income tax benefits we receive for certain stock options are calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The tax impact of the tax deduction in excess of the related deferred taxes is presented in the Consolidated Statements of Cash Flows as financing activities.

Stock option activity under the Plan is summarized as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
(Shares in thousands)	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	9,024	$35.37	10,840	$31.88	16,292	$28.12
Granted	1,692	53.46	1,860	45.87	2,000	43.98
Exercised	(1,147)	34.26	(3,410)	29.93	(6,638)	26.17
Canceled, expired or forfeited	(548)	41.86	(266)	36.26	(814)	32.77

Outstanding at end of year	9,021	$38.51	9,024	$35.37	10,840	$31.88

Exercisable at end of year	5,774	$32.45	5,395	$29.63	6,946	$27.82

At January 3, 2009, our outstanding options had no significant aggregate intrinsic value and a weighted-average remaining contractual life of 6.3 years. Our exercisable options had no significant aggregate intrinsic value and a weighted-average remaining contractual life of 5.1 years at January 3, 2009.
Restricted Stock Units
The fair value of a restricted stock unit paid in stock is based on the trading price of our common stock on the date of grant, less required adjustments for certain awards, to reflect the fair value of the award as dividends are not paid or accrued until those restricted stock unit vests. The weighted-average grant date fair value of restricted stock units paid in stock that were granted in 2008, 2007 and 2006 was approximately $53, $45 and $41 per share, respectively.
Activity for restricted stock units paid in stock is as follows:

		Weighted-
		Average
		Grant
	Number of	Date Fair
(Shares in thousands)	Shares	Value
Outstanding at beginning of year, nonvested	2,506	$37.40
Granted	764	53.09
Vested	(521)	28.46
Forfeited	(308)	40.45

Outstanding at end of year, nonvested	2,441	$43.83

Share-Based Compensation Awards
The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:

(In millions)	2008	2007	2006
Subject only to service conditions:
Value of shares, options or units vested	$47	$38	$32
Intrinsic value of cash awards paid	10	10	13
Subject to performance vesting conditions:
Value of units vested	10	46	42
Intrinsic value of cash awards paid	40	42	37
Intrinsic value of amounts paid under DIP	3	4	1
As of January 3, 2009, we had not recognized $51 million of total compensation cost associated with unvested awards subject only to service conditions. As of January 3, 2009, we had not recognized $3 million of total compensation cost associated with unvested share-based compensation awards subject to performance vesting conditions. We expect to recognize compensation expense for each of these types of awards over a weighted-average period of approximately two years.
The fair value of share-based compensation awards accounted for as liabilities includes performance share units, retention awards, restricted stock units payable in cash and DIP stock unit awards. The fair value of these awards is based on the trading price of our common stock, less adjustments to reflect the fair value of certain awards for which dividends are not paid or accrued until vested, and is remeasured at each reporting period date.
Note 14. Retirement Plans
Our defined benefit and defined contribution plans cover substantially all of our employees. A significant number of our U.S.-based employees participate in either the Textron Master Retirement Plan (TMRP) or the Bell Helicopter Textron Master Retirement Plan (BHTMRP), which are both subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).
The TMRP is a defined benefit pension plan that includes a defined contribution component created in 2007 called the Retirement Account Plan (RAP), which covers a portion of participants in the TMRP and BHTMRP. Under the RAP, participants may not make contributions to the plan but are eligible to receive contributions from Textron of 2% of their eligible compensation. Participants in the RAP may receive pension benefits from the TMRP or the BHTMRP that are reduced by benefits received under the RAP. We also have funded and unfunded defined benefit pension plans that cover certain of our U.S. and foreign employees.
Several defined contribution plans also are sponsored by our various businesses. The largest such plan is the Textron Savings Plan, which is a qualified 401(k) plan subject to ERISA in which a significant number of our U.S.-based employees participate. Our defined contribution plans cost approximately $110 million in 2008, $82 million in 2007 and $46 million in 2006. The increase in cost in 2007 and 2008 primarily relates to contributions to the RAP and a higher employee base, largely due to acquisitions.
We also provide postretirement benefits other than pensions for certain retired employees in the U.S., which include healthcare, dental care, Medicare Part B reimbursement and life insurance benefits.
Periodic Benefit Cost (Income)
The components of our net periodic benefit cost (income) and other amounts recognized in other comprehensive income are as follows:

				Postretirement Benefits
	Pension Benefits			Other than Pensions
(In millions)	2008	2007	2006	2008	2007	2006
Net periodic benefit cost (income):
Service cost	$141	$127	$135	$8	$8	$9
Interest cost	302	271	263	40	39	38
Expected return on plan assets	(404)	(369)	(360)	—	—	—
Amortization of unrecognized transition asset	—	—	1	—	—	—
Amortization of prior service cost (credit)	19	18	19	(5)	(4)	(5)
Amortization of net loss	19	40	34	15	20	20

Net periodic benefit cost	$77	$87	$92	$58	$63	$62

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (including foreign exchange):
Amortization of net loss	$(19)	$(40)	$(34)	$(15)	$(20)	$(20)
Net loss (gain) arising during the year	1,329	(30)	546	(32)	(52)	254
Amortization of prior service (cost) credit	(19)	(18)	(19)	5	4	5
Prior service cost (credit) arising during the year	7	44	178	(27)	(5)	(17)

Total recognized in other comprehensive loss (income)	$1,298	$(44)	$671	$(69)	$(73)	$222

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$1,375	$43	$763	$(11)	$(10)	$284

We estimate that the net loss and prior service cost for the defined benefit pension plans that will be amortized from other comprehensive income into net periodic benefit costs in 2009 will be $24 million and $19 million, respectively. The estimated net loss and prior service credit for postretirement benefits other than pensions that will be amortized from other comprehensive income into net periodic benefit costs in 2009 will be $9 million and $(6) million, respectively. Other comprehensive loss (income) also includes $(9) million, $(13) million and $(11) million of amortization of net loss and prior service cost and $(12) million, $(31) million and $48 million of net (gain) loss and prior service costs arising during 2008, 2007 and 2006, respectively, related to discontinued operations.

Obligations and Funded Status
All of our plans are measured as of our fiscal year-end. The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

			Postretirement Benefits
	Pension Benefits		Other than Pensions
(In millions)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$5,202	$4,924	$714	$713
Service cost	141	127	8	8
Interest cost	302	271	40	39
Amendments	8	44	(27)	(5)
Plan participants’ contributions	—	—	5	4
Actuarial (gains) losses	(205)	(114)	(31)	6
Benefits paid	(295)	(270)	(73)	(67)
Effect of acquisitions	—	198	—	16
Foreign exchange rate changes	(52)	22	—	—
Curtailments	(13)	—	—	—

Benefit obligation at end of year	$5,088	$5,202	$636	$714

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$5,026	$4,751	$—	$—
Actual return on plan assets	(1,139)	347	—	—
Employer contributions	41	26	—	—
Benefits paid	(295)	(270)	—	—
Effect of acquisitions	—	158	—	—
Foreign exchange rate changes	(59)	14	—	—

Fair value of plan assets at end of year	$3,574	$5,026	$—	$—

Funded status at end of year	$(1,514)	$(176)	$(636)	$(714)

Amounts recognized in our balance sheets for continuing operations are as follows:

			Postretirement Benefits
	Pension Benefits		Other than Pensions
(In millions)	2008	2007	2008	2007
Non-current assets	$47	$288	$—	$—
Current liabilities	(18)	(13)	(63)	(68)
Non-current liabilities	(1,543)	(469)	(573)	(646)
Recognized in accumulated other comprehensive income (loss):
Net loss	1,844	534	115	162
Prior service cost (credit)	172	185	(35)	(13)
Assumptions
The weighted-average assumptions we use for our pension and postretirement plans are as follows:

				Postretirement Benefits
	Pension Benefits			Other than Pensions
	2008	2007	2006	2008	2007	2006
Net periodic benefit cost (income):
Discount rate	5.99%	5.63%	5.61%	6.00%	5.66%	5.65%
Expected long-term rate of return on assets	8.66%	8.63%	8.64%	—	—	—
Rate of compensation increase	4.48%	4.45%	4.48%	—	—	—
Benefit obligations at year-end:
Discount rate	6.28%	5.99%	5.62%	6.25%	6.00%	5.65%
Rate of compensation increases	4.47%	4.44%	4.50%	—	—	—

We have estimated an initial medical cost trend rate of 7% in 2008, which we assume will decrease to 5% by 2019 and then remain at that level. For the initial prescription drug cost trend rate, we have estimated a rate of 10% in 2008, which we assume will decrease to 5% by 2019 and then remain at that level. These assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefits other than pensions. A one-percentage-point change in these assumed healthcare cost trend rates would have the following effects:

	One-	One-
	Percentage-	Percentage-
	Point	Point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligations other than pensions	43	(38)
Pension Benefits
The accumulated benefit obligation for all defined benefit pension plans was $4.7 billion at January 3, 2009 and December 29, 2007, which includes $297 million and $271 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible. Pension plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

(In millions)	2008	2007
Projected benefit obligation	$4,867	$569
Accumulated benefit obligation	4,463	491
Fair value of plan assets	3,323	184
In addition to the plans in the above table, we have plans with the projected benefit obligation in excess of the fair value of plan assets at year-end as follows:

(In millions)	2008	2007
Projected benefit obligation	$85	$1,536
Accumulated benefit obligation	62	1,365
Fair value of plan assets	69	1,412
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
For U.S. plan assets, comprising the majority of plan assets, asset allocation target ranges were established consistent with the investment objectives, and the assets are rebalanced periodically. The expected long-term rate of return on plan assets was determined based on a variety of considerations, including the established asset allocation targets and expectations for those asset classes, historical returns of the plans’ assets and other market considerations. At January 3, 2009, the target allocation range is 38% to 63% for equity securities, 11% to 42% for debt securities, and 14% to 33% for each of real estate and other alternative assets. For foreign plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets. The percentages of the fair value of total U.S. pension plan assets by major category are as follows:

	January 3,	December 29,
Asset Category	2009	2007
Equity securities	48%	57%
Debt securities	30	26
Real estate	12	10
Other	10	7

Total	100%	100%

Estimated Future Cash Flow Impact
Defined benefits under salaried plans are based on salary and years of service. Hourly plans generally provide benefits based on stated amounts for each year of service. Our funding policy is consistent with applicable laws and regulations. In 2009, we expect to contribute in the range of $50 million to $55 million to fund our qualified pension plans and foreign plans. We do not expect to contribute to our other postretirement benefit plans. Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions. Benefit payments do not include the Medicare Part D subsidy we expect to receive. Benefit payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2008. While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets as follows:

		Post-
		retirement	Expected
		Benefits	Medicare
	Pension	Other than	Part D
(In millions)	Benefits	Pensions	Subsidy
2009	$308	$69	$(4)
2010	313	70	(4)
2011	321	70	(4)
2012	330	69	(4)
2013	337	67	(4)
2014 - 2018	1,818	303	(18)
Note 15. Income Taxes
We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the Federal jurisdiction and various state and non-U.S. jurisdictions. For all of our U.S. subsidiaries, we file a consolidated federal income tax return. Income from continuing operations before income taxes is as follows:

(In millions)	2008	2007	2006
U.S.	$625	$1,106	$810
Non-U.S.	33	146	147

Total	$658	$1,252	$957

Income tax expense for continuing operations is summarized as follows:

(In millions)	2008	2007	2006
Current:
Federal	$327	$333	$152
State	16	20	8
Non-U.S.	14	51	36

	357	404	196

Deferred:
Federal	(61)	7	46
State	4	(24)	28
Non-U.S.	14	(14)	(6)

	(43)	(31)	68

Income tax expense	$314	$373	$264

The following table reconciles the federal statutory income tax rate to our effective income tax rate:

	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	2.1	1.0	2.3
Goodwill impairment	8.0	—	—
Favorable tax settlements	—	(1.1)	(2.4)
Canadian dollar functional currency	—	(0.1)	(1.2)
Non-U.S. tax rate differential	(5.6)	(0.5)	(2.4)
Manufacturing deduction	(2.7)	(1.6)	(0.5)
Equity hedge loss (income)	5.9	(1.5)	(0.8)
Tax contingencies and related interest	3.3	1.2	0.7
Change in status of non-U.S. subsidiary	4.8	—	—
Research credit	(1.8)	(0.8)	(0.6)
Other, net	(1.3)	(1.8)	(2.5)

Effective income tax rate	47.7%	29.8%	27.6%

The amount of income taxes we pay is subject to ongoing audits by federal, state and non-U.S. tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. If we do not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized.
Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), at the beginning of fiscal 2007, which resulted in an increase of approximately $22 million to our December 31, 2006 retained earnings balance. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits.
A reconciliation of our unrecognized tax benefits, excluding accrued interest, for 2008 and 2007 is as follows:

	January 3,	December 29,
(In millions)	2009	2007
Balance at beginning of year	$367	$345
Additions based on tax positions related to the current year	24	33
Additions for tax positions of prior years	4	5
Reductions for tax positions of prior years	(71)	(6)
Settlements	—	(10)

Balance at end of year	$324	$367

At January 3, 2009 and December 29, 2007, approximately $210 million and $205 million, respectively, of these unrecognized tax benefits, if recognized, would favorably affect our effective tax rate in any future period. The remaining $114 million and $162 million, respectively, in unrecognized tax benefits are related to discontinued operations, which were reduced in 2008 primarily due to the Fluid & Power sale. We do not expect the amount of the unrecognized tax benefits disclosed above to change significantly over the next 12 months.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Belgium, Canada, Germany, Japan, the United Kingdom and the U.S. With few exceptions, we no longer are subject to U.S. federal, state and local or non-U.S. income tax examinations for years before 1997 in these major jurisdictions.
During 2008, 2007 and 2006, we recognized net tax-related interest expense of approximately $23 million, $11 million and $18 million, respectively, in tax expense. At the end of 2008 and 2007, we had $59 million and $37 million, respectively, of accrued interest included in other liabilities in our balance sheet.
The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities were as follows:

	January 3,	December 29,
(In millions)	2009	2007
Deferred tax assets:
Deferred revenue	$11	$13
Warranty and product maintenance reserves	85	109
Self-insured liabilities, including environmental	83	89
Deferred compensation	159	224
Allowance for credit losses	90	46
Loss carryforwards	63	74
Obligation for pension and postretirement benefits	816	363
Valuation allowance on finance receivables held for sale	135	—
Foreign currency translation adjustment	31	26
Other, principally timing of other expense deductions	235	221

Total deferred tax assets	1,708	1,165
Valuation allowance for deferred tax assets	(175)	(169)

	$1,533	$996

Deferred tax liabilities:
Leasing transactions	$(601)	$(582)
Property, plant and equipment, principally depreciation	(102)	(93)
Change in status of non-U.S. subsidiary	(22)	—
Inventory	(29)	(34)
Amortization of goodwill and other intangibles	(157)	(173)

Total deferred tax liabilities	(911)	(882)

Net deferred tax asset	$622	$114

The valuation allowance against our deferred tax assets is due to the uncertainty of realizing the related benefits. The net deferred tax asset balance increased primarily due to an increase in the pension and postretirement benefits liability principally related to unrealized losses on pension plan assets.
The following table presents the breakdown between current and long-term net deferred tax assets:

	January 3,	December 29,
(In millions)	2009	2007
Current	$272	$242
Non-current	687	344

	959	586

Finance group deferred tax liability	(337)	(472)

Net deferred tax asset	$622	$114

We have net operating loss and credit carryforwards at the end of each year as follows:

(In millions)	2008	2007
Non-U.S. net operating loss carryforwards with no expiration	$154	$141
Non-U.S. net operating loss carryforwards expiring through 2023	34	14
State credit carryforwards beginning to expire in 2018	14	15
The undistributed earnings of our non-U.S. subsidiaries approximated $281 million at the end of 2008. We consider the undistributed earnings, on which taxes have not previously been provided, to be indefinitely reinvested; therefore, tax is not provided on these earnings. It is not practicable to estimate the amount of tax that might be payable on these earnings in the event they are no longer indefinitely reinvested.
Note 16. Commitments and Contingencies
We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to commercial and financial transactions; government contracts; compliance with applicable laws and regulations; production partners; product liability; employment; and environmental, safety and health matters. Some of these legal proceedings and claims seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. As a government contractor, we are subject to audits, reviews and investigations to determine whether our operations are being conducted in accordance with applicable regulatory requirements. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our being suspended or debarred from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations.
The Internal Revenue Service (IRS) has challenged our tax positions related to certain lease transactions within the Finance segment. During the third quarter of 2008, the IRS made a settlement offer to numerous companies, including Textron, to resolve the disputed tax treatment of these leases. Based on the terms of the offer and our decision to accept the offer, we revised our estimate of this tax contingency. Final resolution of this matter will result in the acceleration of future cash payments to the IRS, which we expect will occur over a period of years in connection with the conclusion of IRS examinations of the relevant tax years. At January 3, 2009, $199 million of federal deferred tax liabilities were recorded in our balance sheet related to these leases.
ARH Program Termination
On October 16, 2008, we received notification from the U.S. Department of Defense that it would not certify the continuation of the Armed Reconnaissance Helicopter (ARH) program to Congress under the Nunn-McCurdy Act, resulting in the termination of the program for the convenience of the Government. The ARH program included a development phase, covered by the System Development and Demonstration (SDD) contract, and a production phase. We are in the process of establishing the termination costs for the SDD contract, which we believe will be fully recoverable from the U.S. Government.
Prior to termination of the program, we obtained inventory and incurred vendor obligations for long-lead time materials related to the anticipated Low Rate Initial Production (LRIP) contracts to maintain the program schedule based on our belief that the LRIP contracts would be awarded. We have since terminated these vendor contracts and have initiated negotiations to settle our termination obligations, which we estimate may cost up to approximately $80 million. We continue to evaluate the utility of the related inventory to other Bell programs, customers, or vendors. This review and the related discussions with vendors are ongoing. We estimate that our potential loss resulting from our LRIP-related vendor obligations will be between approximately $50 million and $80 million. At January 3, 2009, our reserves related to this program totaled $50 million. We intend to provide a termination proposal to the U.S. Government to request reimbursement of costs expended in support of the LRIP program.
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
Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $48 million to $170 million. At the end of 2008, environmental reserves of approximately $78 million have been established to address these specific estimated potential liabilities, including $17 million for sites related to our discontinued operations. We estimate that we will likely pay our accrued environmental remediation liabilities over the next five to 10 years and have classified $15 million as current liabilities. Expenditures to evaluate and remediate contaminated sites for continuing operations approximated $15 million, $7 million and $6 million in 2008, 2007 and 2006, respectively, and discontinued operations expenditures totaled $2 million and $1 million in 2008 and 2006, respectively.
Forward Contract
We enter into a forward contract in our common stock on an annual basis. The contract is intended to modify the earnings and cash volatility of stock-based incentive compensation indexed to our stock. The forward contract requires annual cash settlement between the counterparties based upon a number of shares multiplied by the difference between the strike price and the prevailing common stock price. As of January 3, 2009, the contract was for approximately 2.1 million shares with a strike price of $63.28. The market price of the stock was $15.37 at January 3, 2009, resulting in a payable of $98 million, compared with a receivable of $62 million at December 29, 2007.
Leases
Rental expense approximated $107 million in 2008, $101 million in 2007 and $84 million in 2006. Future minimum rental commitments for noncancelable operating leases in effect at the end of 2008 approximated $66 million for 2009, $55 million for 2010, $42 million for 2011, $33 million for 2012, $27 million for 2013 and a total of $179 million thereafter.
Loan Commitments
At January 3, 2009, the Finance group had $1.2 billion of unused commitments to fund new and existing customers under revolving lines of credit, compared to $1.6 billion at December 29, 2007. These loan commitments generally have an original duration of less than three years, and funding under these facilities is dependent on the availability of eligible collateral and compliance with customary financial covenants. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements. We also have ongoing customer relationships, including manufacturers and dealers in the Distribution Finance division, which do not contractually obligate us to provide funding, however, we may choose to fund under certain of these relationships to facilitate an orderly liquidation and mitigate credit losses.
Note 17. Research and Development
Company-funded and customer-funded research and development costs are as follows:

(In millions)	2008	2007	2006
Company-funded	$476	$365	$351
Customer-funded	504	449	435

Total research and development	$980	$814	$786

Our customer-funded research and development costs primarily are related to U.S. Government contracts, including development contracts for the V-22, VH-71, H-1, Intelligent Battlefield Systems and Unmanned Aircraft Systems, and, prior to its termination, the ARH.
Through Bell/Agusta Aerospace Company LLC (BAAC), Bell Helicopter, Agusta S.p.A. and two of its affiliated companies (collectively, “Agusta”) share certain Model BA609 development costs. On behalf of BAAC, Agusta will incur development costs to enhance its investment in BAAC. Agusta also may make cash contributions to reimburse portions of our development costs incurred on behalf of BAAC. Based on development costs incurred, we received $8 million, $11 million and $19 million in cash contributions from Agusta, which were recorded in income in 2008, 2007 and 2006, respectively.
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
Each of the participants under these arrangements is entitled to payments from Bell Helicopter, with the commercial participants also entitled to discounts, based on future sales of the Model 429 aircraft. In addition, there are certain requirements related to production of future Model 429 aircraft in Canada. Based on the development activities completed and costs incurred, we have recorded income of $15 million, $22 million and $22 million in 2008, 2007 and 2006, respectively, related to these arrangements.
Cessna began developing the Citation Columbus, a wide-body, eight-passenger business jet in 2008. As part of the development of the jet, we entered into a risk-sharing arrangement with a supplier for the development of the aircraft. The arrangement requires contributions from the supplier of $50 million, which are due once the development effort reaches certain predetermined milestones. The contributions will be recognized as a reduction of research and development costs ratably as development costs are incurred. Based on development activities completed and costs incurred, contributions of $3 million were recognized as an offset to research and development expense in 2008. We have also contracted with several other suppliers to perform development efforts related to the Columbus aircraft on a fixed-price basis. Our obligations to these suppliers are based on the progress toward completion of certain predetermined milestones. The related development costs are accrued as the milestones are completed. Based on the milestone progress achieved, we have recorded expense of $17 million in 2008 related to these arrangements.
In 2008, 2007 and 2006, we received, or were due to receive, $23 million, $33 million and $41 million, respectively, in cost reimbursements of company-funded amounts from our risk-sharing partners. Based on these reimbursements, our net company-funded costs totaled $453 million, $332 million and $310 million in 2008, 2007 and 2006, respectively.
Note 18. Guarantees and Indemnifications
Our Manufacturing group extends a variety of financial and performance guarantees to third parties as provided in the table below:

	January 3, 2009		December 29, 2007
	Maximum	Carrying	Maximum	Carrying
	Potential	Amount of	Potential	Amount of
(In millions)	Payment*	Liability	Payment*	Liability
Performance guarantee	$331	$—	$300	$—
Guaranteed minimum resale contracts	30	3	30	3
Guarantees related to dispositions	17	19	17	29
Debt obligations of joint ventures	3	—	4	—

* These agreements include uncapped guarantees as described below.
Performance Guarantee
In 2004, through our Bell Helicopter business, we formed AgustaWestlandBell LLC (AWB LLC) with AgustaWestland North America Inc. (AWNA). This venture was created for the joint design, development, manufacture, sale, customer training and product support of the VH-71 helicopter, and certain variations and derivatives thereof, to be offered and sold to departments or agencies of the U.S. Government. In March 2005, AWB LLC received a $1.2 billion cost reimbursement-type subcontract from Lockheed Martin for the System Development and Demonstration phase of the U.S. Marine Corps Helicopter Squadron Program, which was increased to $1.4 billion in December 2008. We guaranteed to Lockheed Martin the due and prompt performance by AWB LLC of all its obligations under this subcontract, provided that our liability under the guaranty shall not exceed 49% of AWB LLC’s aggregate liability to Lockheed Martin under the subcontract. AgustaWestland N.V., AWNA’s parent company, has guaranteed the remaining 51% to Lockheed Martin. We have entered into cross-indemnification agreements with AgustaWestland N.V. in which each party indemnifies the other related to any payments required under these agreements that result from the indemnifying party’s workshare under any subcontracts received. AWB LLC’s maximum obligation is 50% of the total contract value, or $676 million, for a maximum amount of our liability under the guarantee of $331 million at January 3, 2009 through completion. Under the current phase of the contract, we do not believe that there is any performance risk with respect to the guarantee. In late January 2009, the Pentagon declared a Nunn-McCurdy Act breach for this program due to cost overruns, requiring recertification of the program. We do not have enough information at this time to make a determination of whether the program will be recertified; however, if the program were to be terminated, we do not believe that the guarantee will be triggered as it relates solely to performance under the subcontract.
Guaranteed Minimum Resale Contracts
We have a number of guaranteed minimum resale value contracts associated with certain past aircraft sales. If the fair value of an aircraft falls below a minimum guaranteed amount, we may be required to make a future payment to the customer or provide a minimum trade-in value toward a new aircraft. These agreements generally include operating restrictions such as maximum usage over the contract period or minimum maintenance requirements. We also have guaranteed the minimum resale value of certain customer-owned aircraft anticipated to be traded in upon completion of a model currently under development. These contracts expire as follows: $3 million in each year in 2009, 2010 and 2011, $19 million in 2012 and $2 million in 2013. Based upon the expected guarantees to be exercised under these arrangements, we had an accrued liability of $3 million as of both January 3, 2009 and December 27, 2007.
Guarantees Related to Dispositions
We indemnified the purchasers of the Fastening Systems and Fluid & Power businesses for remediation costs related to pre-existing environmental conditions to the extent they exist at the sold locations and certain retained litigation matters. We have estimated the fair value of these indemnifications at approximately $19 million. Potential payments under these obligations are not capped, and, as a result, the maximum potential obligation cannot be determined. During 2008 and 2007, we incurred approximately $2 million and $1 million, respectively, in remediation costs. We also have other obligations, some of which are capped, arising from sales of these and certain other businesses, including representations and warranties and related indemnities for environmental, health and safety, and tax and employment matters. The maximum potential payment related to other obligations that are capped is $17 million, while the maximum potential payment for the obligations that are not capped cannot be determined. At January 3, 2009, we do not believe there are any capped or uncapped matters that could have a significant adverse effect on our financial position, results of operations or liquidity.
Software Indemnifications
We enter into software license agreements with customers through our Overwatch Systems business. These software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations. The risk that we will be required to perform on any of these indemnifications is low.
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
Changes in our warranty and product maintenance liability are as follows:

(In millions)	2008	2007	2006
Accrual at beginning of year	$315	$310	$313
Provision	190	189	188
Settlements	(195)	(178)	(165)
Adjustments to prior accrual estimates*	(26)	(15)	(26)
Acquisitions and related adjustments	(4)	9	—

Accrual at end of year	$280	$315	$310

*	Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 19. Supplemental Cash Flow and Other Information
Supplemental Cash Flow Information
We have made the following cash payments:

(In millions)	2008	2007	2006
Interest paid:*
Manufacturing group	$139	$114	$111
Finance group	310	388	341
Taxes paid, net of refunds received:
Manufacturing group	357	314	179
Finance group	52	48	2
Discontinued operations	4	(82)	(46)

*	Cash paid for interest by the Manufacturing group includes amounts paid to our Finance group of $1 million, $2 million and $4 million in 2008, 2007 and 2006, respectively. Cash paid for interest by the Finance group includes amounts paid to the Manufacturing group of $3 million in 2008.
Accrued Liabilities
The accrued liabilities of our Manufacturing group are summarized below:

	January 3,	December 29,
(In millions)	2009	2007
Customer deposits	$993	$1,003
Warranty and product maintenance contracts	280	315
Salaries, wages and employer taxes	305	317
Deferred revenue	140	115
Forward contract on Textron Inc. stock	98	—
Acquisition-related costs	—	104
Foreign currency exchange contracts	84	14
Postretirement benefits other than pension	82	86
Dividends payable	—	58
Other	640	603

Total accrued liabilities	$2,622	$2,615

Note 20. Segment and Geographic Data
Effective at the beginning of fiscal 2008, we operate in, and report financial information for, the following five business segments: Cessna, Bell, Textron Systems, Industrial and Finance. Prior to 2008, we reported segment financial results within four segments: Bell, Cessna, Industrial and Finance. We changed our segment reporting to separate Textron Systems into a new segment and to report Bell Helicopter as its own segment, Bell, to reflect the manner in which we now manage these businesses. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Account Policies.
Cessna products include Citation business jets, Caravan single engine turboprops, single engine piston aircraft, and aftermarket services sold to a diverse base of corporate and individual buyers.
Bell products include military and commercial helicopters and tiltrotor aircraft for U.S. and non-U.S. governments in the defense and aerospace industries and general aviation markets.
Textron Systems products include armored security vehicles, precision weapons, airborne and ground-based surveillance systems, unmanned aircraft systems, aircraft and missile control actuators, training and simulation systems and countersniper devices, intelligence and situational awareness software for U.S. and non-U.S. governments in the defense and aerospace industries, and general aviation markets.

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
Finance provided secured commercial loans and leases primarily in North America to the asset-based lending, aviation, distribution finance, golf finance, resort finance and structured capital markets through December 22, 2008, when our Board of Directors approved a plan to exit all of the commercial finance business, other than that portion of the business supporting customer purchases of products that we manufacture in its Aviation, Distribution and Golf Finance divisions.
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
Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit
(In millions)	2008	2007	2006	2008	2007	2006
Cessna	$5,662	$5,000	$4,156	$905	$865	$645
Bell	2,827	2,581	2,347	278	144	108
Textron Systems	2,116	1,334	1,061	279	191	141
Industrial	2,918	2,825	2,611	67	173	149
Finance	723	875	798	(50)	222	210

	$14,246	$12,615	$10,973	1,479	1,595	1,253

Special charges				(526)	—	—
Corporate expenses and other, net				(170)	(256)	(206)
Interest expense, net for Manufacturing group				(125)	(87)	(90)

Income from continuing operations before income taxes				$658	$1,252	$957

Revenues by product type within each segment are summarized below:

	Revenues
(In millions)	2008	2007	2006
Cessna: Fixed-wing aircraft	$5,662	$5,000	$4,156
Bell: Rotor aircraft	2,827	2,581	2,347
Textron Systems: Armored vehicles, advanced military systems and piston aircraft engines	2,116	1,334	1,061
Industrial:
Fuel systems and functional components	1,763	1,723	1,542
Powered tools, testing and measurement equipment and other	435	426	373
Golf and turf-care products	720	676	696
Finance	723	875	798

	$14,246	$12,615	$10,973

Our revenues include sales to the U.S. Government of approximately $3.4 billion in 2008, $2.5 billion in 2007 and $2.1 billion in 2006, primarily in the Bell and Textron Systems segments.

Other information by segment is provided below:

	Assets
(In millions)	2008	2007	2006
Cessna	$2,955	$2,459	$2,091
Bell	2,167	1,850	1,596
Textron Systems	2,364	2,512	1,002
Industrial	1,788	1,916	1,839
Finance	9,344	9,383	9,000
Corporate	1,366	1,264	1,451
Discontinued operations	36	607	604

	$20,020	$19,991	$17,583

	Capital Expenditures			Depreciation and Amortization
(In millions)	2008	2007	2006	2008	2007	2006
Cessna	$285	$163	$120	$105	$86	$78
Bell	138	78	170	71	59	48
Textron Systems	39	39	40	88	44	19
Industrial	69	83	70	83	79	80
Finance	8	10	12	40	40	39
Corporate	11	12	7	16	17	15

	$550	$385	$419	$403	$325	$279

Geographic Data
Presented below is selected financial information of our continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2008	2007	2006	2008	2007	2006
United States	$8,821	$7,911	$6,876	$1,728	$1,550	$1,367
Europe	2,613	2,373	1,884	246	248	214
Canada	442	440	440	82	78	73
Latin America and Mexico	1,131	845	621	18	18	21
Asia and Australia	754	623	553	65	57	57
Middle East and Africa	485	423	599	—	—	—

	$14,246	$12,615	$10,973	$2,139	$1,951	$1,732

*	Revenues are attributed to countries based on the location of the customer.

**	Property, plant and equipment, net are based on the location of the asset.

Quarterly Data (a)

(Unaudited)	2008				2007
(Dollars in millions, except per share amounts)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenues
Cessna	$1,497	$1,418	$1,501	$1,246	$1,561	$1,268	$1,203	$968
Bell	853	702	698	574	755	650	596	580
Textron Systems	510	503	528	575	330	326	319	359
Industrial	598	726	841	753	733	652	729	711
Finance	148	184	177	214	212	214	239	210

Total revenues	$3,606	$3,533	$3,745	$3,362	$3,591	$3,110	$3,086	$2,828

Segment profit
Cessna	$198	$238	$262	$207	$288	$222	$200	$155
Bell	94	63	68	53	54	58	7	25
Textron Systems	67	74	67	71	30	43	52	66
Industrial	(24)	6	44	41	35	23	55	60
Finance	(123)	18	13	42	48	54	68	52

Total segment profit	212	399	454	414	455	400	382	358
Special charges (b)	(526)	—	—	—	—	—	—	—
Corporate expenses and other, net	(48)	(38)	(43)	(41)	(86)	(52)	(67)	(51)
Interest expense, net for Manufacturing group	(34)	(32)	(29)	(30)	(21)	(19)	(23)	(24)
Income tax benefit (expense)	48	(119)	(128)	(115)	(101)	(104)	(81)	(87)

(Loss) income from continuing operations	(348)	210	254	228	247	225	211	196
Income (loss) from discontinued operations, net of income taxes	139	(4)	4	3	9	30	(1)	—

Net (loss) income	$(209)	$206	$258	$231	$256	$255	$210	$196

Basic (loss) earnings per share (c)
Continuing operations	$(1.44)	$0.86	$1.02	$0.92	$0.99	$0.90	$0.84	$0.78
Discontinued operations	0.57	(0.01)	0.02	0.01	0.03	0.12	—	—

Basic (loss) earnings per share	$(0.87)	$0.85	$1.04	$0.93	$1.02	$1.02	$0.84	$0.78

Basic average shares outstanding (In thousands)	241,405	243,083	249,430	249,158	249,650	249,332	249,703	250,095

Diluted (loss) earnings per share (c) (d)
Continuing operations	$(1.44)	$0.85	$1.00	$0.90	$0.97	$0.88	$0.83	$0.77
Discontinued operations	0.57	(0.01)	0.02	0.01	0.03	0.12	—	—

Diluted (loss) earnings per share	$(0.87)	$0.84	$1.02	$0.91	$1.00	$1.00	$0.83	$0.77

Diluted average shares outstanding (In thousands)	241,405	246,524	254,019	254,358	255,294	254,321	254,271	254,873

Segment profit margins
Cessna	13.2%	16.8%	17.4%	16.6%	18.4%	17.5%	16.6%	16.0%
Bell	11.0	9.0	9.7	9.2	7.2	8.9	1.2	4.3
Textron Systems	13.1	14.7	12.7	12.3	9.1	13.2	16.3	18.4
Industrial	(4.0)	0.8	5.2	5.4	4.8	3.5	7.5	8.4
Finance	(83.1)	9.8	7.3	19.6	22.6	25.2	28.5	24.8

Segment profit margin	5.9%	11.3%	12.1%	12.3%	12.7%	12.9%	12.4%	12.7%

Common stock information (c)
Price range: High	$29.28	$48.87	$64.24	$71.30	$73.38	$63.13	$56.91	$49.10
Low	$11.69	$32.04	$47.73	$51.26	$62.58	$53.01	$45.35	$44.08
Dividends per share	$0.23	$0.23	$0.23	$0.23	$0.23	$0.23	$0.194	$0.194

(a)	In the third quarter of 2008, we reached an agreement to sell our Fluid & Power business, and we subsequently closed on this sale in the fourth quarter of 2008. As a result, Fluid & Power was reclassified out of the Industrial segment and into discontinued operations in the third quarter of 2008. All periods presented have been recast to reflect this presentation.

(b)	Special charges include restructuring charges of $64 million and charges related to strategic actions taken at the Finance segment totaling $462 million. During the fourth quarter of 2008, we announced our plans to exit portions of our commercial finance business. As a result, we recorded an impairment charge of $169 million for unrecoverable goodwill and designated a portion of our finance receivables as held for sale, resulting in an initial pre-tax mark-to-market adjustment of $293 million.

(c)	Prior period amounts have been restated to reflect a two-for-one stock split in the third quarter of 2007.

(d)	For Q4 2008, the diluted earnings per share average shares base excludes potential common shares such as convertible preferred stock, stock options and restricted stock due to their antidilutive effect resulting from the net loss.

Schedule II — Valuation and Qualifying Accounts

(In millions)	2008	2007	2006
Manufacturing Group
Allowance for doubtful accounts
Balance at beginning of year	$29	$29	$33
Charged to costs and expenses	5	3	3
Deductions from reserves*	(10)	(3)	(7)

Balance at end of year	$24	$29	$29

Reserves for recourse liability to Finance group
Balance at beginning of year	$22	$39	$40
Charged to costs and expenses	5	2	—
Deductions from reserves*	(6)	(19)	(1)

Balance at end of year	$21	$22	$39

Inventory FIFO reserves
Balance at beginning of year	$83	$70	$66
Charged to costs and expenses	65	33	27
Deductions from reserves*	(32)	(20)	(23)

Balance at end of year	$116	$83	$70

Finance Group
Allowance for losses on finance receivables held for investment
Balance at beginning of year	$89	$93	$96
Provision for losses	234	33	26
Transfer to valuation allowance for finance receivables held for sale	(44)	—	—
Deduction from reserves*	(88)	(37)	(29)

Balance at end of year	$191	$89	$93

*	Deductions primarily include uncollectible accounts written off (less recoveries), inventory disposals and currency translation adjustments.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures — We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Report of Management — See page 43.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — See page 44.

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
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information appearing under “ELECTION OF DIRECTORS — Audit Committee,” “— Nominees for Director,” “— Directors Continuing in Office,” “— Corporate Governance,” “— Code of Ethics” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2009, is incorporated by reference into this Annual Report on Form 10-K.
Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information appearing under “ELECTION OF DIRECTORS — Compensation of Directors,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2009, is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION — Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2009, is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information appearing under “ELECTION OF DIRECTORS — Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2009, is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services
The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2009, is incorporated by reference into this Annual Report on Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements and Schedules — See Index on Page 42.

Exhibits

3.1	Restated Certificate of Incorporation of Textron as filed January 29, 1998. Incorporated by reference to Exhibit 3.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

3.2	Amended and Restated By-Laws of Textron Inc. Incorporated by reference to Exhibit 3.1 to Textron’s Current Report on Form 8-K filed September 26, 2008.

4.1A	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).

4.1B	First Supplemental Indenture dated November 16, 2006, between Textron Financial Corporation and U.S. Bank National Association (successor trustee to Sun Trust Bank) to Indenture dated as of December 9, 1999. Incorporated by reference to Exhibit 4.3 of Textron Financial Corporation’s Form S-3 (File No. 333-138755).

4.1C	Form of Medium-Term Note of Textron Financial Corporation. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

4.2A	Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and Sun Trust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-108464).

4.2B	First Supplemental Indenture, dated November 16, 2006, between Textron Financial Canada Funding Corp., Textron Financial Corporation and U.S. Bank National Association (successor trustee to Sun Trust Bank) to Indenture dated November 30, 2001. Incorporated by reference to Exhibit 4.4 of Textron Financial Corporation’s Form S-3 (File No. 333-138755).

4.2C	Form of Medium-Term Note of Textron Financial Canada Funding Corp. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

4.3A	Amended and Restated Indenture, dated as of May 26, 2005, by and between Textron Financial Floorplan Master Note Trust and The Bank of New York, as indenture trustee. Incorporated by reference to Exhibit 4.1 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3B	Amended and Restated Series 2001-1 Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.2 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3C	Series 2005-A Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.3 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3D	Series 2006-A Supplement, dated as of April 19, 2006, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.1 of Textron Financial Corporation’s Current Report on Form 8-K filed April 24, 2006.

4.3E	Series 2007-A Supplement, dated as of March 29, 2007, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.1 to Textron Financial Corporation’s current report on Form 8-K filed March 29, 2007.

4.3F	Series 2008-CP-1 Supplement, dated as of March 20, 2008, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as Indenture Trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed March 26, 2008.

4.3G	Amendment No. 1, dated as of May 13, 2008, to Series 2008-CP-1 Supplement, dated as of March 20, 2008, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.2 to Textron Financial Corporation’s Current Report on Form 8-K filed May 16, 2008.

4.3H	Series 2008-CP-2 Supplement, dated as of May 13, 2008, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed May 16, 2008.

4.4	Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Registration Statement on Form 10 (File No. 0-27559).

NOTE:	Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

NOTE:	Exhibits 10.1 through 10.21 below are management contracts or compensatory plans, contracts or agreements.

10.1A	Textron Inc. 2007 Long-Term Incentive Plan (amended and restated as of May 1, 2007). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1B	Amendment No.1 to Textron Inc. 2007 Long-Term Incentive Plan (amended and restated as of May 1, 2007), effective July 23, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008.

10.1C	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1D	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1E	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1F	Form of Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

10.1G	Form of Cash-Settled Restricted Stock Unit Grant Agreement with Dividend Equivalents.

10.1H	Form of Performance Share Unit Grant Agreement.

10.1I	Performance Factors for Executive Officers for Performance Share Units under Textron Inc. 2007 Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.2 to Textron’s Current Report on Form 8-K filed January 23, 2009.

10.2A	Textron Inc. Short-Term Incentive Plan (As amended and restated effective July 25, 2007). Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.2B	Objectives for Executive Officers under Textron Inc. Short-Term Incentive Plan. Incorporated by reference to Exhibit 99.1 to Textron’s Current Report on Form 8-K filed January 23, 2009.

10.3A	Textron Inc. 1999 Long-Term Incentive Plan for Textron Employees (Amended and Restated Effective July 25, 2007). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.3B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.3C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.3D	Form of Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.4A	Performance Share Unit Plan for Textron Employees (July 25, 2007). Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.4B	Performance Factors for Executive Officers for Performance Share Units. Incorporated by reference to Exhibit 10.8B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

10.5	Textron Spillover Savings Plan, effective January 1, 2009, including Appendix A, Defined Contribution Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2008).

10.6	Textron Spillover Pension Plan, As Amended and Restated Effective January 1, 2009, including Appendix A (as amended and restated effective January 1, 2009), Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007).

10.7	Supplemental Retirement Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2009, including Appendix A, Provisions of the Supplemental Retirement Plan for Textron Key Executives (As in effect before January 1, 2008).

10.8	Deferred Income Plan for Textron Executives, Effective January 1, 2009, including Appendix A, Provisions of the Deferred Income Plan for Textron Key Executives (As in effect before January 1, 2008).

10.9	Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2009, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008).

10.10	Survivor Benefit Plan for Textron Key Executives (As amended and restated effective July 25, 2007). Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.11	Form of Indemnity Agreement between Textron and its directors and executive officers. Incorporated by reference to Exhibit A to Textron’s Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.

10.12	Amended and Restated Employment Agreement between Textron and Kenneth C. Bohlen dated as of February 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

10.13	Second Amended and Restated Employment Agreement between Textron and John D. Butler dated as of February 26, 2008. Incorporated by reference to Exhibit 10.3 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.14	Amended and Restated Employment Agreement between Textron and Lewis B. Campbell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.15A	Letter Agreement between Textron and Scott C. Donnelly, dated June 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008.

10.15B	Amendment to Letter Agreement between Textron and Scott C. Donnelly, dated December 16, 2008, together with Addendum No. 1 thereto, dated December 23, 2008.

10.16	Amended and Restated Employment Agreement between Textron and Theodore R. French dated as of February 26, 2008. Incorporated by reference to Exhibit 10.2 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.17	Second Amended and Restated Employment Agreement between Textron and Mary L. Howell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.4 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.18	Second Amended and Restated Employment Agreement between Textron and Terrence O’Donnell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.5 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.19A	Restricted Stock Awards granted to Lewis B. Campbell on January 1, 2001. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.19B	Amendments to Retention Awards granted to Lewis B. Campbell. Incorporated by reference to Exhibit 10.14E to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

10.20	Director Compensation. Incorporated by reference to Exhibit 10.21 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

10.21	Form of Aircraft Time Sharing Agreement between Textron and its executive officers. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008.

10.22A	5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent (the “5-Year Credit Agreement”). Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.

10.22B	Amendment No. 1, dated as of April 21, 2006, to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 25, 2006.

10.22C	Amendment No. 2, dated as of April 20, 2007 to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 24, 2007.

10.23A	Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.23B	Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.

10.23C	Amendment No. 2, dated as of April 28, 2006, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed May 1, 2006.

10.23D	Amendment No. 3, dated as of April 27, 2007, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K dated April 27, 2007.

10.24A	Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Confidential treatment has been requested for portions of this agreement. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.24B	Amendment No. 4 to Master Services Agreement between Textron Inc. and Computer Services Corporation, dated July 1, 2007. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

12.1	Computation of ratio of income to fixed charges of Textron Inc.’s Manufacturing Group.

12.2	Computation of ratio of income to fixed charges of Textron Inc., including all majority-owned subsidiaries.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February 2009.

TEXTRON INC. Registrant

By:	/s/Richard L. Yates
Richard L. Yates
Senior Vice President, Corporate Controller
and Acting Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 26th day of February 2009, by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title

/s/ Lewis B. Campbell	Chairman, Chief Executive Officer and
Lewis B. Campbell	Director (principal executive officer)

*
Kathleen M. Bader	Director

*
R. Kerry Clark	Director

*
Ivor J. Evans	Director

*
Lawrence K. Fish	Director

*
Joe T. Ford	Director

*
Paul E. Gagné	Director

*
Dain M. Hancock	Director

*
Lord Powell of Bayswater KCMG	Director

*
Lloyd G. Trotter	Director

*
Thomas B. Wheeler	Director

*
James L. Ziemer	Director

/s/Richard L. Yates	Senior Vice President, Corporate Controller and Acting Chief Financial Officer
Richard L. Yates	(principal financial officer and principal accounting officer)

*By:	/s/ Jayne M. Donegan
Jayne M. Donegan, Attorney-in-fact

Exhibit Index

Exhibits

3.1	Restated Certificate of Incorporation of Textron as filed January 29, 1998. Incorporated by reference to Exhibit 3.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

3.2	Amended and Restated By-Laws of Textron Inc. Incorporated by reference to Exhibit 3.1 to Textron’s Current Report on Form 8-K filed September 26, 2008.

4.1A	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).

4.1B	First Supplemental Indenture dated November 16, 2006, between Textron Financial Corporation and U.S. Bank National Association (successor trustee to Sun Trust Bank) to Indenture dated as of December 9, 1999. Incorporated by reference to Exhibit 4.3 of Textron Financial Corporation’s Form S-3 (File No. 333-138755).

4.1C	Form of Medium-Term Note of Textron Financial Corporation. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

4.2A	Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and Sun Trust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-108464).

4.2B	First Supplemental Indenture, dated November 16, 2006, between Textron Financial Canada Funding Corp., Textron Financial Corporation and U.S. Bank National Association (successor trustee to Sun Trust Bank) to Indenture dated November 30, 2001. Incorporated by reference to Exhibit 4.4 of Textron Financial Corporation’s Form S-3 (File No. 333-138755).

4.2C	Form of Medium-Term Note of Textron Financial Canada Funding Corp. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

4.3A	Amended and Restated Indenture, dated as of May 26, 2005, by and between Textron Financial Floorplan Master Note Trust and The Bank of New York, as indenture trustee. Incorporated by reference to Exhibit 4.1 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3B	Amended and Restated Series 2001-1 Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.2 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3C	Series 2005-A Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.3 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

4.3D	Series 2006-A Supplement, dated as of April 19, 2006, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.1 of Textron Financial Corporation’s Current Report on Form 8-K filed April 24, 2006.

4.3E	Series 2007-A Supplement, dated as of March 29, 2007, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.1 to Textron Financial Corporation’s current report on Form 8-K filed March 29, 2007.

4.3F	Series 2008-CP-1 Supplement, dated as of March 20, 2008, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as Indenture Trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed March 26, 2008.

4.3G	Amendment No. 1, dated as of May 13, 2008, to Series 2008-CP-1 Supplement, dated as of March 20, 2008, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.2 to Textron Financial Corporation’s Current Report on Form 8-K filed May 16, 2008.

4.3H	Series 2008-CP-2 Supplement, dated as of May 13, 2008, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial Corporation, as servicer. Incorporated by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed May 16, 2008.

4.4	Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Registration Statement on Form 10 (File No. 0-27559).

NOTE:	Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

NOTE:	Exhibits 10.1 through 10.21 below are management contracts or compensatory plans, contracts or agreements.

10.1A	Textron Inc. 2007 Long-Term Incentive Plan (amended and restated as of May 1, 2007). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1B	Amendment No.1 to Textron Inc. 2007 Long-Term Incentive Plan (amended and restated as of May 1, 2007), effective July 23, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008.

10.1C	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1D	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1E	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1F	Form of Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

10.1G	Form of Cash-Settled Restricted Stock Unit Grant Agreement with Dividend Equivalents.

10.1H	Form of Performance Share Unit Grant Agreement.

10.1I	Performance Factors for Executive Officers for Performance Share Units under Textron Inc. 2007 Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.2 to Textron’s Current Report on Form 8-K filed January 23, 2009.

10.2A	Textron Inc. Short-Term Incentive Plan (As amended and restated effective July 25, 2007). Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.2B	Objectives for Executive Officers under Textron Inc. Short-Term Incentive Plan. Incorporated by reference to Exhibit 99.1 to Textron’s Current Report on Form 8-K filed January 23, 2009.

10.3A	Textron Inc. 1999 Long-Term Incentive Plan for Textron Employees (Amended and Restated Effective July 25, 2007). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.3B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.3C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.3D	Form of Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.4A	Performance Share Unit Plan for Textron Employees (July 25, 2007). Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.4B	Performance Factors for Executive Officers for Performance Share Units. Incorporated by reference to Exhibit 10.8B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

10.5	Textron Spillover Savings Plan, effective January 1, 2009, including Appendix A, Defined Contribution Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2008).

10.6	Textron Spillover Pension Plan, As Amended and Restated Effective January 1, 2009, including Appendix A (as amended and restated effective January 1, 2009), Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007).

10.7	Supplemental Retirement Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2009, including Appendix A, Provisions of the Supplemental Retirement Plan for Textron Key Executives (As in effect before January 1, 2008).

10.8	Deferred Income Plan for Textron Executives, Effective January 1, 2009, including Appendix A, Provisions of the Deferred Income Plan for Textron Key Executives (As in effect before January 1, 2008).

10.9	Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2009, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008).

10.10	Survivor Benefit Plan for Textron Key Executives (As amended and restated effective July 25, 2007). Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.11	Form of Indemnity Agreement between Textron and its directors and executive officers. Incorporated by reference to Exhibit A to Textron’s Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.

10.12	Amended and Restated Employment Agreement between Textron and Kenneth C. Bohlen dated as of February 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

10.13	Second Amended and Restated Employment Agreement between Textron and John D. Butler dated as of February 26, 2008. Incorporated by reference to Exhibit 10.3 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.14	Amended and Restated Employment Agreement between Textron and Lewis B. Campbell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.15A	Letter Agreement between Textron and Scott C. Donnelly, dated June 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008.

10.15B	Amendment to Letter Agreement between Textron and Scott C. Donnelly, dated December 16, 2008, together with Addendum No. 1 thereto, dated December 23, 2008.

10.16	Amended and Restated Employment Agreement between Textron and Theodore R. French dated as of February 26, 2008. Incorporated by reference to Exhibit 10.2 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.17	Second Amended and Restated Employment Agreement between Textron and Mary L. Howell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.4 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.18	Second Amended and Restated Employment Agreement between Textron and Terrence O’Donnell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.5 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.19A	Restricted Stock Awards granted to Lewis B. Campbell on January 1, 2001. Incorporated by reference to Exhibit 10.14D to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.19B	Amendments to Retention Awards granted to Lewis B. Campbell. Incorporated by reference to Exhibit 10.14E to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

10.20	Director Compensation. Incorporated by reference to Exhibit 10.21 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

10.21	Form of Aircraft Time Sharing Agreement between Textron and its executive officers. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008.

10.22A	5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent (the “5-Year Credit Agreement”). Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.

10.22B	Amendment No. 1, dated as of April 21, 2006, to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 25, 2006.

10.22C	Amendment No. 2, dated as of April 20, 2007 to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 24, 2007.

10.23A	Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.23B	Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.

10.23C	Amendment No. 2, dated as of April 28, 2006, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed May 1, 2006.

10.23D	Amendment No. 3, dated as of April 27, 2007, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K dated April 27, 2007.

10.24A	Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Confidential treatment has been requested for portions of this agreement. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.24B	Amendment No. 4 to Master Services Agreement between Textron Inc. and Computer Services Corporation, dated July 1, 2007. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

12.1	Computation of ratio of income to fixed charges of Textron Inc.’s Manufacturing Group.

12.2	Computation of ratio of income to fixed charges of Textron Inc., including all majority-owned subsidiaries.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.