Form 10-Q
period 2009-04-24
TEXTRON INC
filed 2009-04-29
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 4, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 1-5480

Textron Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0315468
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Westminster Street, Providence, RI	02903
(Address of principal executive offices)	(zip code)

(401) 421-2800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ✓   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common stock outstanding at April 18, 2009 – 244,985,837 shares

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	April 4, 2009	March 29, 2008
Revenues
Manufacturing revenues	$2,404	$3,092
Finance revenues	122	214
Total revenues	2,526	3,306
Costs, expenses and other
Cost of sales	1,999	2,434
Selling and administrative	346	391
Interest expense, net	82	115
Provision for losses on finance receivables	76	27
Gain on sale of assets	(50)	—
Special charges	32	—
Total costs, expenses and other	2,485	2,967
Income from continuing operations before income taxes	41	339
Income tax benefit (expense)	2	(114)
Income from continuing operations	43	225
Income from discontinued operations, net of income taxes	43	6
Net income	$86	$231
Basic earnings per share
Continuing operations	$0.18	$0.90
Discontinued operations	0.17	0.03
Basic earnings per share	$0.35	$0.93
Diluted earnings per share
Continuing operations	$0.18	$0.88
Discontinued operations	0.17	0.03
Diluted earnings per share	$0.35	$0.91
Dividends per share
$2.08 Preferred stock, Series A	$0.52	$0.52
$1.40 Preferred stock, Series B	$0.35	$0.35
Common stock	$0.02	$0.23

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share amounts)
	April 4, 2009	January 3, 2009
Assets
Manufacturing group
Cash and cash equivalents	$1,054	$531
Accounts receivable, net	854	894
Inventories	3,323	3,093
Other current assets	453	584
Assets of discontinued operations	53	334
Total current assets	5,737	5,436
Property, plant and equipment, less accumulated depreciation and amortization of $2,473 and $2,436	2,068	2,088
Goodwill	1,688	1,698
Other assets	1,460	1,465
Total Manufacturing group assets	10,953	10,687
Finance group
Cash and cash equivalents	637	16
Finance receivables held for investment, net	7,052	6,724
Finance receivables held for sale	887	1,658
Other assets	987	946
Total Finance group assets	9,563	9,344
Total assets	$20,516	$20,031
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$5	$876
Accounts payable	999	1,101
Accrued liabilities	2,471	2,609
Liabilities of discontinued operations	130	195
Total current liabilities	3,605	4,781
Other liabilities	2,973	2,926
Long-term debt	2,870	1,693
Total Manufacturing group liabilities	9,448	9,400
Finance group
Other liabilities	434	540
Deferred income taxes	212	337
Debt	7,954	7,388
Total Finance group liabilities	8,600	8,265
Total liabilities	18,048	17,665
Shareholders’ equity
Capital stock:
Preferred stock	2	2
Common stock	32	32
Capital surplus	1,127	1,229
Retained earnings	3,106	3,025
Accumulated other comprehensive loss	(1,423)	(1,422)
	2,844	2,866
Less cost of treasury shares	376	500
Total shareholders’ equity	2,468	2,366
Total liabilities and shareholders’ equity	$20,516	$20,031
Common shares outstanding (in thousands)	244,710	242,041

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended April 4, 2009 and March 29, 2008, respectively
(In millions)
	Consolidated
	2009	2008
Cash flows from operating activities:
Net income	$86	$231
Income from discontinued operations	43	6
Income from continuing operations	43	225
Adjustments to reconcile income from continuing operations to net cash
(used in) provided by operating activities:
Dividends received from the Finance group	—	—
Depreciation and amortization	96	99
Provision for losses on finance receivables	76	27
Special charges	32	—
Share-based compensation	9	13
Deferred income taxes	(113)	2
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	41	(69)
Inventories	(248)	(331)
Other assets	(13)	87
Accounts payable	(97)	155
Accrued and other liabilities	(43)	(127)
Captive finance receivables, net	39	59
Other operating activities, net	17	4
Net cash (used in) provided by operating activities of continuing operations	(161)	144
Net cash used in operating activities of discontinued operations	(8)	(39)
Net cash (used in) provided by operating activities	(169)	105
Cash flows from investing activities:
Finance receivables originated or purchased	(1,205)	(2,846)
Finance receivables repaid	1,354	1,933
Proceeds on receivables sales and securitization sales	59	372
Net cash used in acquisitions	—	(100)
Capital expenditures	(69)	(81)
Proceeds from sale of property, plant and equipment	1	1
Proceeds from sale of repossessed assets and properties	68	5
Other investing activities, net	12	3
Net cash provided by (used in) investing activities of continuing operations	220	(713)
Net cash provided by (used in) investing activities of discontinued operations	302	(3)
Net cash provided by (used in) investing activities	522	(716)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(1,612)	718
Borrowing under line of credit facilities	2,970	—
Proceeds from issuance of long-term debt	16	424
Principal payments on long-term debt	(578)	(559)
Intergroup financing	—	—
Proceeds from option exercises	—	6
Purchases of Textron common stock	—	(96)
Dividends paid	(5)	(57)
Net cash provided by financing activities of continuing operations	791	436
Net cash used in financing activities of discontinued operations	—	(2)
Net cash provided by financing activities	791	434
Effect of exchange rate changes on cash and cash equivalents	—	7
Net increase (decrease) in cash and cash equivalents	1,144	(170)
Cash and cash equivalents at beginning of period	547	531
Cash and cash equivalents at end of period	$1,691	$361

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended April 4, 2009 and March 29, 2008, respectively
(In millions)
	Manufacturing Group*		Finance Group*
	2009	2008	2009	2008
Cash flows from operating activities:
Net income (loss)	$139	$200	$(53)	$31
Income from discontinued operations	43	6	—	—
Income (loss) from continuing operations	96	194	(53)	31
Adjustments to reconcile income from continuing operations to net cash
(used in) provided by operating activities:
Dividends received from the Finance group	84	142	—	—
Depreciation and amortization	88	89	8	10
Provision for losses on finance receivables	—	—	76	27
Special charges	29	—	3
Share-based compensation	9	13	—	—
Deferred income taxes	8	—	(121)	2
Changes in assets and liabilities excluding those related to acquisitions and divestitures:
Accounts receivable, net	41	(69)	—	—
Inventories	(245)	(324)	—	—
Other assets	(29)	81	13	1
Accounts payable	(97)	155	—	—
Accrued and other liabilities	(129)	(115)	86	(12)
Captive finance receivables, net	—	—	—	—
Other operating activities, net	11	11	6	(7)
Net cash (used in) provided by operating activities of continuing operations	(134)	177	18	52
Net cash used in operating activities of discontinued operations	(8)	(39)	—	—
Net cash (used in) provided by operating activities	(142)	138	18	52
Cash flows from investing activities:
Finance receivables originated or purchased	—	—	(1,325)	(3,033)
Finance receivables repaid	—	—	1,513	2,092
Proceeds on receivables sales and securitization sales	—	—	59	459
Net cash used in acquisitions	—	(100)	—	—
Capital expenditures	(69)	(78)	—	(3)
Proceeds from sale of property, plant and equipment	1	1	—	—
Proceeds from sale of repossessed assets and properties	—	—	68	5
Other investing activities, net	(21)	(2)	12	3
Net cash (used in) provided by investing activities of continuing operations	(89)	(179)	327	(477)
Net cash provided by (used in) investing activities of discontinued operations	302	(3)	—	—
Net cash provided by (used in) investing activities	213	(182)	327	(477)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(869)	75	(743)	643
Borrowing under line of credit facilities	1,230	—	1,740	—
Proceeds from issuance of long-term debt	—	—	16	424
Principal payments on long-term debt	(35)	(46)	(543)	(513)
Intergroup financing	133	—	(112)	—
Proceeds from option exercises	—	6	—	—
Purchases of Textron common stock	—	(96)	—	—
Dividends paid	(5)	(57)	(84)	(142)
Net cash provided by (used in) financing activities of continuing operations	454	(118)	274	412
Net cash used in financing activities of discontinued operations	—	(2)	—	—
Net cash provided by (used in) financing activities	454	(120)	274	412
Effect of exchange rate changes on cash and cash equivalents	(2)	7	2	—
Net increase (decrease) in cash and cash equivalents	523	(157)	621	(13)
Cash and cash equivalents at beginning of period	531	471	16	60
Cash and cash equivalents at end of period	$1,054	$314	$637	$47
*Textron is segregated into a Manufacturing group and a Finance group as described in Note 1 to the consolidated financial statements. All significant transactions between the borrowing groups have been eliminated from the consolidated column provided on page 5.

See Notes to the consolidated financial statements.

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1:  Basis of Presentation

The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 3, 2009.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc. consolidated with all of its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments, except for the entities comprising the Finance group. The Finance group consists of Textron Financial Corporation along with the entities consolidated into it. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the consolidated financial statements.  All significant intercompany transactions are eliminated from the consolidated financial statements, including retail and wholesale financing activities for inventory sold by our Manufacturing group that is financed by our Finance group.

As discussed in Note 5: Discontinued Operations, on April 3, 2009, we sold HR Textron and in November 2008, we completed the sale of our Fluid & Power business unit.  Both of these businesses have been classified as discontinued operations, and all prior period information has been recast to reflect this presentation.

Note 2:  Special Charges

In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company, which includes corporate and segment direct and indirect workforce reductions and streamlining of administrative overhead, and announced the exit of portions of our commercial finance business.  We expect to eliminate approximately 8,300 positions worldwide representing approximately 19% of our global workforce at the inception of the program.  As of April 4, 2009, we have exited 9 facilities and plants under this program.

We record restructuring costs in special charges as these costs are generally of a nonrecurring nature and are not included in segment profit, which is our measure used for evaluating performance and for decision-making purposes. Severance costs related to an approved restructuring program are classified as special charges unless the costs are for volume-related reductions of direct labor that are deemed to be of a temporary or cyclical nature.   Severance costs provided for under our existing severance programs are accounted for under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” when the costs are probable and estimable.  Special one-time termination benefits are accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” at the time all of the criteria are met.

Restructuring costs by segment for the first quarter of 2009 are as follows:

(In millions)	Severance Costs	Contract Terminations	Total Restructuring
Cessna	$26	$—	$26
Industrial	1	—	1
Finance	2	1	3
Corporate	2	—	2
	$31	$1	$32

Through April 4, 2009, we have incurred $96 million in restructuring costs in special charges with $74 million in severance, $20 million in asset impairment charges and $2 million in contract termination costs.  Since inception of the program, we have incurred restructuring charges of $30 million in the Finance segment, $26 million in the Industrial segment, $31 million at Cessna, $8 million at Corporate and $1 million at Textron Systems.  In the first quarter of 2009, we classified severance costs for certain volume-related direct labor reductions as special charges as these reductions were not considered to be of a seasonal/temporary nature.

An analysis of the restructuring program and related reserve account is summarized below:

(In millions)	Severance Costs	Contract Terminations	Total
Balance at January 3, 2009	$36	$1	$37
Provisions	31	1	32
Cash paid	(27)	-	(27)
Balance at April 4, 2009	$40	$2	$42

The specific restructuring measures and associated estimated costs are based on our best judgment under prevailing circumstances.  We believe that the restructuring reserve balance of $42 million is adequate to cover the costs presently accruable relating to activities formally identified and committed to under approved plans as of April 4, 2009 and anticipate that all actions related to these liabilities will be completed within a 12-month period.

We estimate that we will incur approximately $43 million in additional pre-tax restructuring costs in 2009, largely related to workforce reductions at Cessna that will result in future cash outlays. We may have additional restructuring costs as a result of further headcount reductions and other actions; however, an estimate of additional charges cannot be made at this time. Due to the magnitude of the headcount reductions under this program, as well as additional reductions that may occur in 2009, we are currently assessing the potential curtailment impact such reductions may have on our pension and other postretirement benefit plans.

Note 3:  Share-Based Compensation

The compensation expense we recorded in net income for our share-based compensation plans is as follows:

	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Compensation income	$(2)	$(26)
Hedge expense	12	32
Income tax expense	1	11
Total net compensation cost included in net income	$11	$17

Stock Options
The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.  The weighted-average fair value of options granted per share was $2 and $14 in the first quarter of 2009 and 2008, respectively. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model.  Expected volatilities are based on implied volatilities from traded options on our common stock, historical volatilities and other factors.  We use historical data to estimate option exercise behavior, adjusted to reflect anticipated changes in expected life.

The weighted-average assumptions used in our Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Dividend yield	1%	2%
Expected volatility	50%	30%
Risk-free interest rate	2%	3%
Expected lives (In years)	5.0	5.0

Stock option activity under the 2007 Long-Term Incentive Plan for the first quarter of 2009 is as follows:
	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)
Outstanding at beginning of period	9,021	$38.51	6.3
Granted	775	5.63
Exercised	—	—
Canceled, expired or forfeited	(241)	36.44
Outstanding at end of period	9,555	$35.89	6.4
Exercisable at end of period	7,124	$35.72	5.5

At April 4, 2009 and January 3, 2009, our outstanding and exercisable options had no significant aggregate intrinsic value.

Restricted Stock Units
The fair value of a restricted stock unit paid in stock is based on the trading price of our common stock on the date of grant, less required adjustments for certain awards, to reflect the fair value of the award as dividends are not paid or accrued until those restricted stock units vest.  There were no grants of restricted stock units paid in stock in the first quarter of 2009.  The weighted-average grant date fair value of restricted stock units paid in stock that were granted in the first quarter of 2008 was approximately $54 per share.

Activity for restricted stock units paid in stock during the three months ended April 4, 2009 is as follows:

(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	2,441	$43.83
Granted	—	—
Vested	(422)	35.22
Forfeited	(145)	43.75
Outstanding at end of year, nonvested	1,874	$45.77

In the first quarter of 2009, we granted restricted stock units paid in cash, which vest ratably over five years.  The fair value of these units at each reporting period is based on the trading price of our common stock.

Share-Based Compensation Awards
The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:
	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Subject only to service conditions:
Value of shares, options or units vested	$34	$31
Intrinsic value of cash awards paid	—	4
Subject to performance vesting conditions:
Intrinsic value of cash awards paid	9	41
Intrinsic value of amounts paid under Deferred Income Plan	—	3

Note 4:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans for the three months ended April 4, 2009 and March 29, 2008 are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2009	2008	2009	2008
Service cost	$33	$36	$2	$2
Interest cost	76	76	9	11
Expected return on plan assets	(97)	(102)	-	-
Amortization of prior service cost (credit)	5	5	(1)	(1)
Amortization of net loss	6	4	2	4
Net periodic benefit cost	$23	$19	$12	$16

Note 5:  Discontinued Operations

On April 3, 2009, we sold HR Textron, an operating unit previously reported within the Textron Systems segment, for $376 million in cash.  The sale resulted in an after-tax gain of $7 million and expected net after-tax proceeds of approximately $275 million.  This business meets the discontinued operations criteria and has been included in discontinued operations for all periods presented in our consolidated financial statements.

In November 2008, we completed the sale of our Fluid & Power business unit and received approximately $527 million in cash, a six-year note with a face value of $28 million and may receive up to $50 million based on final 2008 operating results that were to be determined by the end of the first quarter of 2009, which will be primarily payable in a six-year note.  During the first quarter of 2009, the final settlement of this transaction was extended and we now expect a final determination on the remaining amount due to us later in 2009.

The assets and liabilities of our discontinued businesses are as follows:

(In millions)	April 4, 2009	January 3, 2009
Accounts receivable, net	$-	$30
Inventories	-	66
Property, plant and equipment, net	-	27
Goodwill	-	167
Other assets	3	8
Total assets of discontinued operations of HR Textron	3	298
Assets of discontinued operations of Fastening Systems and Fluid & Power	50	36
Total assets of discontinued operations	$53	$334
Accounts payable and accrued liabilities	6	30
Other liabilities	12	15
Total liabilities of discontinued operations of HR Textron	18	45
Liabilities of discontinued operations of Fastening Systems and Fluid & Power	112	150
Total liabilities of discontinued operations	$130	$195

Results of our discontinued businesses are as follows:

	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Revenue	$48	$56

Income from discontinued operations of HR Textron, before income taxes	$4	$4
Income taxes	1	1
Income from discontinued operations of HR Textron, net of income taxes	3	3
Gain on sale, net of income taxes	7	-
Income from other discontinued operations, net of income taxes	33	3
Income from discontinued operations, net of income taxes	$43	$6

For the first quarter of 2009, income from other discontinued operations includes a $34 million tax benefit from the reduction in tax contingencies as a result of the HR Textron sale and a valuation allowance reversal on a previously established deferred tax asset.

Note 6:  Earnings per Share

We adopted Financial Accounting Standards Board Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities,” in the first quarter of 2009.  This FSP requires us to include any unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities in our computation of basic earnings per share pursuant to the two-class method as defined in Statement of Financial Accounting Standard No. 128, “Earnings Per Share.”  In 2008, we granted restricted stock units that include nonforfeitable rights to dividends. Accordingly, with the adoption of FSP No. EITF 03-6-1, these restricted stock units are considered participating securities and are included in our calculation of basic earnings per share using the two-class method.  Prior period basic and diluted weighted-average shares outstanding have been recast to conform to the new calculation; however, the adoption of this guidance did not impact our previously reported basic or diluted earnings per share for continuing or discontinued operations for the first quarter of 2008.

We calculate basic and diluted earnings per share based on income available to common shareholders, which approximates net income for each period, and the restricted stock unit participating securities.  We use the weighted-average number of common shares outstanding during the period, plus the restricted stock units discussed above, for the computation of basic earnings per share using the two-class method. Diluted earnings per share includes the dilutive effect of convertible preferred shares, stock options and restricted stock units in the weighted-average number of common shares outstanding.  The 2008 restricted stock units are included in the diluted weighted-average shares outstanding by virtue of their inclusion in basic weighted-average shares outstanding using the two-class method as described above.  This result is more dilutive than if we had used the treasury stock method to calculate diluted weighted-average shares outstanding for these restricted stock units.

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008
Basic weighted-average shares outstanding	243,988	249,315
Dilutive effect of convertible preferred shares, stock options and restricted stock units	968	5,185
Diluted weighted-average shares outstanding	244,956	254,500

Note 7. Accounts Receivable, Finance Receivables and Securitizations

Manufacturing Group
(In millions)	April 4, 2009	January 3, 2009

Accounts Receivable - Commercial	$478	$496
Accounts Receivable - U.S. Government contracts	403	422
	881	918
Less allowance for doubtful accounts	(27)	(24)
	$854	$894

Finance Group

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

(In millions)	April 4, 2009	January 3, 2009
Total managed and serviced finance receivables	$11,201	$12,173
Nonrecourse participations sold to independent investors	(813)	(820)
Third-party portfolio servicing	(493)	(532)
Total managed finance receivables	9,895	10,821
Securitized receivables	(1,736)	(2,248)
Owned finance receivables	8,159	8,573
Finance receivables held for sale	(887)	(1,658)
Finance receivables held for investment	7,272	6,915
Less allowance for loan losses	(220)	(191)
	$7,052	$6,724

Finance receivables held for investment at both April 4, 2009 and January 3, 2009 include approximately $1.1 billion of finance receivables that have been legally sold to special purpose entities and are consolidated subsidiaries of Textron Financial Corporation.  The assets of these special purpose entities are pledged as collateral for $675 million and $853 million of debt at April 4, 2009 and January 3, 2009, respectively, which is reflected as securitized on-balance sheet debt.

In connection with our fourth quarter 2008 plan to exit portions of the commercial finance business, we classified certain finance receivables as held for sale.  Following an effort to market the portfolios in the first quarter of 2009 and the progress made in liquidating our portfolios, we decided that we will be able to maximize the economic value of a portion of the finance receivables held for sale through liquidation rather than selling the portfolios.  Accordingly, since we now intend to hold a portion of these finance receivables for the foreseeable future, we have reclassified $654 million, net of a $157 million valuation allowance to adjust to fair value, from the held for sale classification to held for investment.  There was no significant change in the fair value of these reclassified finance receivables or the remaining $887 million of finance receivables that continue to be classified as held for sale at April 4, 2009.

Loan Impairment
We periodically evaluate finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment.  A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are classified as either nonaccrual or accrual loans.  Nonaccrual loans include accounts that are contractually delinquent by more than three months for which the accrual of interest income is suspended.  Impaired accrual loans represent loans with original terms that have been significantly modified to reflect deferred principal payments, generally at market interest rates, for which collection of principal and interest is not doubtful.

The impaired loans included within finance receivables held for investment and related reserves are as follows:

(In millions)	April 4, 2009	January 3, 2009
Impaired nonaccrual loans	$388	$234
Impaired accrual loans	91	19
Total impaired loans	479	253
Impaired nonaccrual loans with identified reserve requirements	278	182
Allowance for losses on impaired nonaccrual loans	52	43

At April 4, 2009, the impaired loans in the table above of $479 million included $278 million of nonaccrual loans for which we have established specific reserves based on our review of the loan and the estimated fair value of the collateral.  We have a $52 million allowance for losses established at April 4, 2009 for these loans.

Nonaccrual finance receivables include impaired nonaccrual loans and accounts in homogeneous loan portfolios that are contractually delinquent by more than three months. At April 4, 2009 and January 3, 2009, nonaccrual finance receivables totaled $444 million and $277 million, respectively. The increase is primarily attributable to several hotel and land development accounts within the resort finance business and to a significant increase in delinquent accounts, combined with weakening collateral values in the aviation finance business.

Securitizations
Our Finance group sells its distribution finance receivables to a qualified special purpose trust through securitization transactions. Distribution finance receivables represent loans secured by dealer inventories that typically are collected upon the sale of the underlying product. The Distribution Finance revolving securitization trust is a master trust that purchases inventory finance receivables from the Finance group and issues asset-backed notes to investors.   Through a revolving securitization, the proceeds from collection of the principal balance of these loans are used by the trust to purchase additional distribution finance receivables from us each month. Proceeds from securitizations include amounts received related to the incremental increase in the issuance of additional asset-backed notes to investors, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration finance receivables.  We had no proceeds from securitizations in the first quarter of 2009, compared with $250 million in the first quarter of 2008. Net pre-tax (impairments) gains totaled $(6) million and $15 million in the first quarter of 2009 and 2008, respectively. Cash flows received on these retained interests totaled $8 million and $21 million in the first quarter of 2009 and 2008, respectively.

Generally, we retain an interest in the assets sold in the form of servicing responsibilities and subordinated interests, including interest-only securities, seller certificates and cash reserves. We had $182 million and $191 million of retained interests on our balance sheets associated with $1.7 billion and $2.2 billion of off-balance sheet finance receivables in the Distribution Finance securitization trust as of April 4, 2009 and January 3, 2009, respectively. In addition, the trust held $502 million of cash as of April 4, 2009 that was accumulated by the trust from collections of finance receivables during the first quarter of 2009 to pay off $600 million of maturing asset-backed notes and $42 million of our retained interests in April 2009.

The interest-only securities within our retained interests are recorded at fair value in other assets. We review the fair values of the retained interests quarterly using updated assumptions and compare such amounts with the carrying value. When the carrying value exceeds the fair value, we determine whether the decline in fair value is other than temporary. When we determine that the value of the decline is other than temporary, we write down the carrying value to fair value with a corresponding charge to income. When a change in fair value of the interest-only securities is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses. During the first quarter of 2009, we recorded a $6 million impairment charge to income and a $2 million charge to other comprehensive income on the interest-only securities associated with the Distribution Finance revolving securitization.  There was no impairment charge recorded on the remaining retained interests, which are classified as held to maturity, as the $23 million shortfall between fair value and carrying value was deemed temporary.

At April 4, 2009, the key economic assumptions used in measuring the retained interests related to the Distribution Finance revolving securitization included an annual rate for expected credit losses of 1.89%, a monthly payment rate of 12.8% and a residual cash flow discount rate of 18.5%. A 20% adverse change in these rates would not have a significant impact on our results of operations.  Net charge-offs as a percentage of distribution finance receivables was 3.85% for first quarter of 2009, compared with 1.94% for the full year of 2008.   The 60+ days contractual delinquency percentage for distribution finance receivables was 2.71% and 2.08% at April 4, 2009 and January 3, 2009, respectively.

Note 8:  Inventories

(In millions)	April 4, 2009	January 3, 2009
Finished goods	$1,321	$1,081
Work in process	1,946	1,866
Raw materials	696	765
	3,963	3,712
Less progress/milestone payments	(640)	(619)
	$3,323	$3,093

Note 9:  Guarantees and Indemnifications

As disclosed under the caption “Guarantees and Indemnifications” in Note 18 to the Consolidated Financial Statements in Textron’s 2008 Annual Report on Form 10-K, we have issued or are party to certain guarantees.  As of April 4, 2009, there has been no material change to these guarantees.

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

Changes in our warranty and product maintenance liabilities are as follows:

	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Accrual at the beginning of period	$278	$312
Provision	40	45
Settlements	(63)	(49)
Adjustments to prior accrual estimates	1	(11)
Accrual at the end of period	$256	$297

Note 10:  Commitments and Contingencies

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

The Internal Revenue Service (IRS) has challenged our tax positions related to certain lease transactions within the Finance segment. During the third quarter of 2008, the IRS made a settlement offer to numerous companies, including Textron, to resolve the disputed tax treatment of these leases.  Based on the terms of the offer and our decision to accept the offer, we revised our estimate of this tax contingency. Final resolution of this matter will result in the acceleration of future cash payments to the IRS, which we expect will occur over a period of years in connection with the conclusion of IRS examinations of the relevant tax years. At April 4, 2009, $199 million of federal tax liabilities were recorded in our balance sheet related to these leases.

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

Prior to termination of the program, we obtained inventory and incurred vendor obligations for long-lead time materials related to the anticipated Low Rate Initial Production (LRIP) contracts to maintain the program schedule based on our belief that the LRIP contracts would be awarded. We have since terminated these vendor contracts and have initiated negotiations to settle our termination obligations, which we estimate may cost up to approximately $80 million. We continue to evaluate the utility of the related inventory to other Bell programs, customers, or vendors. This review and the related discussions with vendors are ongoing. We estimate that our potential loss resulting from our LRIP-related vendor obligations will be between approximately $50 million and $80 million. At April 4, 2009, our reserves related to this program totaled $50 million. We intend to provide a termination proposal to the U.S. Government to request reimbursement of costs expended in support of the LRIP program.

Citation Columbus Development
At April 4, 2009, Cessna’s backlog includes $2.3 billion in orders for the Citation Columbus aircraft, which began development in 2008.  Subsequent to the end of the first quarter, we decided to suspend the development of the Citation Columbus due to current economic conditions.  Once economic conditions improve and overall demand for business jets strengthens, it is our intention to resume the development of this product.  We have begun the process of notifying suppliers and do not believe that winding down our contracts with suppliers will have a material effect on our financial position or cash flows.  At April 4, 2009, we had $56 million in cash for deposits received on the Citation Columbus and approximately $50 million in capitalized tooling and facility costs and other deferred costs related to this development project.

Note 11:  Comprehensive Income

Our comprehensive income for the periods is provided below:

	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Net income	$86	$231
Other comprehensive income (loss):
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	7	10
Deferred losses on hedge contracts	(10)	(16)
Foreign currency translation and other	2	(18)
Comprehensive income	$85	$207

Note 12:  Fair Values of Assets and Liabilities

In the first quarter of 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” for our nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  This adoption did not have a material impact on our financial position or results of operations.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset and liability.

	April 4, 2009			January 3, 2009
(In millions)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Manufacturing group
Foreign currency exchange contracts	$—	$3	$—	$—	$2	$—
Total Manufacturing group	—	3	—	—	2	—
Finance group
Derivative financial instruments, net	—	84	—	—	112	—
Interest-only securities	—	—	3	—	—	12
Total Finance group	—	84	3	—	112	12
Total assets	$—	$87	$3	$—	$114	$12
Liabilities
Manufacturing group
Cash settlement forward contract	$11	$—	$—	$98	$—	$—
Foreign currency exchange contracts	—	41	—	—	84	—
Total Manufacturing group	11	41	—	98	84	—
Total liabilities	$11	$41	$—	$98	$84	$—

Changes in Fair Value for Unobservable Inputs
The table below presents the change in fair value measurements for our interest-only securities that used significant unobservable inputs (Level 3):

	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Balance, beginning of period	$12	$43
Net gains for the period:
Increase due to securitization gains on sale of finance receivables	—	21
Change in value recognized in Finance revenues	—	1
Change in value recognized in other comprehensive income	(3)	2
Impairments	(6)	—
Collections	—	(15)
Balance, end of period	$3	$52

Assets Recorded at Fair Value on a Nonrecurring Basis
Finance receivables held for sale are recorded at the lower of cost or fair value. There was no significant change in the fair value of the finance receivables held for sale and no changes to the methodology used to determine fair value for these receivables during the first quarter of 2009. See Note 7 regarding the change in classification of certain finance receivables from held for sale to held for investment during the first quarter of 2009.

Loan impairment is measured by comparing the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent, to its carrying amount. If the carrying amount is higher, we establish a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans and the underlying collateral, which may differ from actual results. The measurement of required reserves on these loans is largely dependent on significant unobservable inputs (Level 3) including the fair value of the underlying collateral, which are determined utilizing either appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. At April 4, 2009, impaired loans had a carrying value of $226 million, net of a $52 million valuation allowance. Fair market value adjustments totaled $32 million in the first quarter of 2009, primarily related to initial fair value adjustments for loans impaired during the quarter.

Note 13. Derivatives

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

Our exposure to loss from nonperformance by the counterparties to our derivative agreements at April 4, 2009 is minimal. We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due. We have historically minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A. The recent uncertainty in the financial markets has negatively affected the bond ratings of all of our counterparties, and we continuously monitor our exposures to ensure that we limit our risks. The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities created in the normal course of business. We primarily utilize forward exchange contracts and purchased options with maturities of no more than 18 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At April 4, 2009, we had a deferred loss of $38 million in OCI related to these cash flow hedges, which we expect to reclassify into earnings in the next 18 months as the underlying transactions occur.

Net Investment Hedges
We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. Currency effects on the effective portion of these hedges, which are reflected in the cumulative translation adjustment account within OCI, produced a $13 million after-tax gain in the first quarter of 2009, leaving an accumulated net gain balance of $16 million.  In the first quarter of 2009, we recognized a $6 million gain on the ineffective portion of these hedges in selling and administrative expenses.

Stock-Based Compensation Hedges
We manage the expense related to certain stock-based compensation awards using cash settlement forward contracts on our common stock. The use of these forward contracts modifies compensation expense exposure to changes in the stock price with the intent to reduce potential variability. Cash received or paid on the contract settlement is included in cash flows from operating activities, consistent with the classification of the cash flows on the underlying hedged compensation expense.

Fair Values of Derivative Instruments
	Assets		Liabilities
(In millions)	April 4, 2009	January 3, 2009	April 4, 2009	January 3, 2009
Derivatives designated as hedging instruments
Fair value hedges
Finance group:
Interest rate exchange contracts	$97	$112	$(19)	$(7)
Total fair value hedges	97	112	(19)	(7)
Cash flow hedges
Manufacturing group:
Foreign currency exchange contracts	2	2	(41)	(41)
Commodity contracts	—	—	(5)	(4)
Forward contracts for Textron Inc. stock	—	—	(11)	(98)
Finance group:
Interest rate exchange contracts	9	21	(1)	(1)
Total cash flow hedges	11	23	(58)	(144)
Total derivatives designated as hedging instruments	$108	$135	$(77)	$(151)
Derivatives not designated as hedging instruments
Manufacturing group:
Foreign currency exchange contracts	$1	$—	$—	$(43)
Finance group:
Interest rate exchange contracts	—	—	—	(13)
Total derivatives not designated as hedging instruments	$1	$—	$—	$(56)

The fair values of derivative instruments for the Manufacturing group are included in either other current assets or accrued liabilities in our balance sheets. For the Finance group, they are included in either other assets or other liabilities.

The effect of derivative instruments in the statements of operations for the first quarter of 2009 and 2008 is provided in the following tables:

		Amount of Gain(Loss)
(In millions)	Gain(Loss) Location	2009	2008
Fair Value Hedges
Finance group:
Interest rate exchange contracts	Interest expense, net	$2	$48

	Reclassification Adjustment	Amount of Gain(Loss) in OCI (Effective Portion)		Reclassification Adjustment Gain(Loss) Amount
(In millions)	Gain(Loss) Location (Effective Portion)	2009	2008	2009	2008
Cash Flow Hedges
Manufacturing group:
Foreign currency exchange contracts	Cost of sales	$(33)	$21	$(5)	$3
Commodity contracts	Cost of sales	(3)	3	—	—
Forward contracts for Textron Inc. stock	Selling and administrative	(8)	2	(2)	4
Finance group:
Interest rate exchange contracts	Interest expense, net	1	(1)	1	—

The amount of ineffectiveness on our fair value and cash flow hedges is insignificant.

Our Manufacturing group also enters into certain foreign currency derivative instruments that do not meet hedge accounting criteria and primarily are intended to protect against exposure related to intercompany financing transactions. We reported a loss of $17 million and $8 million related to these instruments in the first quarter of 2009 and 2008, respectively, in selling and administrative expenses.

Note 14:  Recently Issued Accounting Pronouncements

In March 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” to amend the other-than-temporary impairment criteria associated with marketable debt securities and beneficial interests in securitized financial assets.  This FSP requires that an entity evaluate for and record an other-than-temporary impairment when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis.  Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and we are currently evaluating the potential effect adoption may have on our financial position and results of operations.

In March 2009, the FASB issued FSP No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significant Decreased and Identifying Transactions That Are Not Orderly.”  The FSP requires entities to evaluate the significance and relevance of market factors for fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and we do not believe the adoption will have a material effect on our financial position or results of operations.

Note 15:  Segment Information

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

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
REVENUES
MANUFACTURING:
Cessna	$769	$1,246
Bell	742	574
Textron Systems	418	519
Industrial	475	753
	2,404	3,092
FINANCE	122	214
Total revenues	$2,526	$3,306
SEGMENT OPERATING PROFIT
MANUFACTURING:
Cessna (a)	$90	$207
Bell	69	53
Textron Systems	52	67
Industrial	(9)	41
	202	368
FINANCE	(66)	42
Segment profit	136	410
Special charges	(32)	—
Corporate expenses and other, net	(35)	(41)
Interest expense, net for Manufacturing group	(28)	(30)
Income from continuing operations before income taxes	$41	$339

(a) During the first quarter of 2009, we sold the assets of CECOM, Cessna’s aircraft maintenance tracking service line, resulting in a pre-tax gain of $50 million.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below and in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which may affect the value of our securities. The risks discussed in our SEC filings are those that we believe currently are the most significant, although additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.

Delays in aircraft delivery schedules, cancellation of orders or decline in demand for our aircraft products may adversely affect our financial results.

We generally make sales of our commercial aircraft under purchase orders that are subject to cancellation, modification or rescheduling.  The current weak economic environment has resulted in a substantial number of customer requests for delayed delivery of ordered aircraft and cancellations of orders, as well as reduced demand for our aircraft and a tightening of credit availability for potential purchasers of our aircraft.   Aircraft customers, including sellers of fractional share interests, may continue to respond to weak economic conditions by delaying delivery of orders or canceling orders. Weakness in the economy may result in fewer hours flown on existing aircraft and, consequently, lower demand for spare parts and maintenance. Weak economic conditions also may continue to soften demand for new and used business jets and helicopters and may impact our decision to continue the investment necessary to proceed with development of new products throughout their lengthy research and development cycle.  Suspension or cancellation of aircraft development programs may result in the writeoff of some or all of our investment costs and the return of customer deposits.  In addition, both U.S. and foreign governments and government agencies regulate the aviation industry; may impose new regulations with additional regulatory, aircraft security or other requirements or restrictions that may adversely impact demand for business jets and/or helicopters.  Continued delivery delays, cancellations of orders and/or reduced demand for new and used aircraft, spare parts and maintenance could significantly reduce our revenues, profitability and cash flows.

Our international business is subject to the risks of doing business in foreign countries.

Our international business exposes us to certain unique and potentially greater risks than our domestic business, and our exposure to such risks may increase if our international business continues to grow. Our international business is subject to U.S. and local government regulations and procurement policies and practices, which may change from time to time, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings or cash settlement challenges, as well as to varying currency, geopolitical and economic risks. These international risks may be especially significant with respect to sales of aerospace and defense products.  We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors and suppliers in connection with international programs.  Some international government customers require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award.  The contracts generally extend over several years and may include penalties if we fail to meet the offset requirements which could adversely impact our revenues, profitability and cash flows.

The levels of our reserves are subject to many uncertainties and may not be adequate to cover writedowns or losses.

In addition to reserves at our Finance segment, we establish reserves in our manufacturing segments to cover uncollectible accounts receivable, excess or obsolete inventory, fair market value writedowns on used aircraft and golf cars, recall campaigns, environmental remediation, warranty costs and litigation. These reserves are subject to adjustment from time to time depending on actual experience and/or current market conditions, and are subject to many uncertainties, including bankruptcy or other financial problems at key customers and changing market conditions.

Due to the nature of our business, we may be subject to liability claims arising from accidents involving our products, including claims for serious personal injuries or death caused by climatic factors, or by pilot or driver error.  In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, it is reasonably possible that such matters could be decided against us and could require us to pay damages or make other expenditures in amounts that are not presently estimable. In addition, we cannot be certain that our reserves are adequate and that our insurance coverage will be sufficient to cover one or more substantial claims.  Furthermore, there can be no assurance that we will be able to obtain insurance coverage at acceptable levels and costs in the future.

Failure to perform by our subcontractors or suppliers could adversely affect our performance.

We rely on other companies to provide raw materials, major components and subsystems for our products.  Subcontractors also perform services that we provide to our customers in certain circumstances.  In addition, we outsource certain support functions, including certain global information technology infrastructure services to third-party service providers.  We depend on these vendors, subcontractors and service providers to meet our contractual obligations to our customers and conduct our operations.

Our ability to meet our obligations to our customers may be adversely affected if suppliers do not provide the agreed-upon supplies or perform the agreed-upon services in compliance with customer requirements and in a timely and cost-effective manner. The risk of these adverse effects may be greater in circumstances where we rely on only one or two subcontractors or suppliers for a particular product or service.  In particular, in the aircraft industry, most vendor parts are certified by the regulatory agencies as part of the overall Type Certificate for the aircraft being produced by the manufacturer.  If a vendor does not or cannot supply its parts, then the manufacturer’s production line may be stopped until the manufacturer can design, manufacture and certify a similar part itself or identify and certify another similar vendor’s part, resulting in significant delays in the completion of aircraft.

Such events may adversely affect our financial results of operations or damage our reputation and relationships with our customers.  Likewise, any disruption of our information technology systems or other outsourced processes or functions could have a material adverse impact on our operations and our financial results.

An impairment of our goodwill and other intangible assets could negatively impact our results of operations.

At April 4, 2009, we had goodwill and other intangible assets, net of accumulated amortization, of approximately $2.1 billion, which represented approximately 10% of our total assets. As part of our overall strategy, we, from time to time, may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. The company evaluates goodwill amounts for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. A significant decrease in expected cash flows, changes in market conditions or a further decline in our stock price may indicate potential impairment of recorded goodwill and other intangible assets. A significant goodwill and/or other intangible asset impairment charge could have a negative impact on our financial results.

Our ability to fund our captive financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.

The long-term viability and profitability of our Finance group’s business of the financing of customer purchases of Textron-manufactured products are dependent, in part, on our (and our Finance group’s) ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, are dependent on our credit ratings and are subject to credit market volatility.  With our recent lack of access to the credit markets, our Finance group is currently funding our customer financing activity through a combination of cash generated from operations, cash on hand from drawdown of our bank credit line, revolving securitization facilities and third-party funding arrangements. Our Finance group’s ability to continue to offer customer financing for the products which we manufacture is largely dependent on our ability to obtain funding at a reasonable cost.  If we are unable to continue to offer customer financing or if we are unable to offer competitive customer financing, especially in the case of our competitors with affiliated banking institutions, it could negatively impact our Manufacturing group’s ability to generate sales which could adversely affect our results of operations and financial condition.

If our Finance group’s estimates or assumptions used in determining the fair value of certain of its assets and its allowance for losses on finance receivables prove to be incorrect, its cash flow, profitability, financial condition, and business prospects could be materially adversely affected.

Our Finance group uses estimates and various assumptions in determining the fair value of certain of its assets, including finance receivables held-for-sale and interest-only securities representing retained interests from securitizations of receivables which do not have active, quoted market prices.  Our Finance group also uses estimates and assumptions in determining its allowance for losses on finance receivables and in determining the residual values of leased equipment and the value of repossessed assets and properties. It is difficult to determine the accuracy of these estimates and assumptions, and our Finance group’s actual experience may differ materially from these estimates and assumptions. A material difference between our Finance group’s estimates and assumptions and its actual experience may adversely affect our Finance group’s cash flow, profitability, financial condition, and business prospects.

If we fail to comply with the covenants contained in our various debt agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our credit facility contains affirmative and negative covenants including (i) limitations on creation of liens on assets of Textron or of its manufacturing subsidiaries; (ii) maintenance of existence and properties; and (iii) maintaining a maximum debt to capital ratio (as defined and excluding our Finance group) of 65%.  The indentures governing our outstanding senior notes also contain covenants, including limitations on creation of liens on certain principal manufacturing facilities and shares of stock of subsidiaries which own such facilities and restrictions on sale and leaseback transactions with respect to such facilities.  In addition, both the credit facility and the indentures provide that consolidations, mergers or sale of all or substantially all of our assets may only be effected if certain provisions are complied with.  Some of these covenants may limit our ability to engage in certain financing structures, create liens, sell assets or effect a consolidation or merger.

In addition, our credit facility contains a cross-default provision which would trigger an event of default under the credit facility if we fail to pay or otherwise have a continued default under other indebtedness of Textron or any non-Finance group subsidiary of over $100 million.  A bankruptcy or monetary judgment in excess of $100 million against us or any of our subsidiaries which accounts for more than five percent of our consolidated revenues or our consolidated assets, including our Finance group, would also result in an event of default under our credit facility.

Our failure to comply with material provisions or covenants in the credit facility or the indentures, or the failure of certain of our subsidiaries to comply with their debt agreements, could have a material adverse effect on our liquidity, results of operations and financial condition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues and Segment Profit
Revenues decreased $780 million, or 24%, to $2.5 billion in the first quarter of 2009, compared with the first quarter of 2008.  This decrease is primarily due to lower volume of $718 million, lower revenue in the Finance segment of $92 million and unfavorable foreign exchange in the Industrial Segment of $34 million, partially offset by higher pricing of $61 million.

Segment profit decreased $274 million to $136 million in the first quarter of 2009, compared with the first quarter of 2008. This decrease is primarily due to $263 million in lower volume in our Manufacturing group, a $49 million increase in the provision for loan losses at the Finance segment, $51 million in lower securitization gains and other income at the Finance segment and $12 million of higher inventory write-downs for used aircraft, partially offset by a $50 million gain on the sale of the assets of CESCOM and pricing in excess of inflation of $27 million.

Backlog
Our aircraft and defense business backlog totaled $21.1 billion at April 4, 2009 and was primarily comprised of the following:
(In millions)	April 4, 2009	January 3, 2009
Bell	$6,118	$6,192
Textron Systems	1,996	2,192
Cessna	13,026	14,530

The decrease in backlog at Cessna is mainly attributable to cancelled business jet orders due to the deepening recession.  Backlog does not take into account the ability of our customers to take delivery of the aircraft and the timing of such delivery due to the present credit scarcity and its effect on financing availability. We have continued to experience cancellations since the end of the first quarter of 2009 and expect ongoing volatility in our Cessna backlog until economic conditions stabilize.

At April 4, 2009, Cessna’s backlog includes $2.3 billion in orders for the Citation Columbus aircraft, which began development in 2008.  Subsequent to the end of the first quarter, we decided to suspend the development of the Citation Columbus due to current economic conditions.  Once economic conditions improve and overall demand for business jets strengthens, it is our intention to resume the development of this product.  We have begun the process of notifying suppliers and do not believe that winding down our contracts with suppliers will have a material effect on our financial position or cash flows.  At April 4, 2009, we had $56 million in cash for deposits received on the Citation Columbus and approximately $50 million in capitalized tooling and facility costs and other deferred costs related to this development project.

Special Charges
In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company, which includes corporate and segment direct and indirect workforce reductions and streamlining of administrative overhead, and announced the exit of portions of our commercial finance business.  We expect to eliminate approximately 8,300 positions worldwide representing approximately 19% of our global workforce at the inception of the program.  As of April 4, 2009, we have exited 9 facilities and plants under this program.

We record restructuring costs in special charges as these costs are generally of a nonrecurring nature and are not included in segment profit, which is our measure used for evaluating performance and for decision-making purposes. Severance costs related to an approved restructuring program are classified as special charges unless the costs are for volume-related reductions of direct labor that are deemed to be of a temporary or cyclical nature.

Through April 4, 2009, we have incurred $96 million in restructuring costs in special charges with $74 million in severance, $20 million in asset impairment charges and $2 million in contract termination costs.  Since inception of the program, we have incurred restructuring charges of $30 million in the Finance segment, $26 million in the Industrial segment, $31 million at Cessna, $8 million at Corporate and $1 million at Textron Systems.  In the first quarter of 2009, we classified severance costs for certain volume-related direct labor reductions as special charges as these reductions were not considered to be of a seasonal/temporary nature.

Restructuring costs by segment for the first quarter of 2009 are as follows:

(In millions)	Severance Costs	Contract Terminations	Total Restructuring
Cessna	$26	$—	$26
Industrial	1	—	1
Finance	2	1	3
Corporate	2	—	2
	$31	$1	$32

We estimate that we will incur approximately $43 million in additional pre-tax restructuring costs in the remainder of 2009, largely related to workforce reductions at Cessna that will result in future cash outlays. We may have additional restructuring costs as a result of further headcount reductions and other actions; however, an estimate of additional charges cannot be made at this time. Due to the magnitude of the headcount reductions under this program, as well as additional reductions that may occur in 2009, we are currently assessing the potential curtailment impact such reductions may have on our pension and other postretirement benefit plans.

Corporate Expenses and Other, net
Corporate expenses and other, net decreased $6 million in the first quarter of 2009, compared with 2008, primarily due to $10 million in lower executive compensation and department expenses and a $6 million foreign exchange rate gain realized on the ineffective portion of our net investment hedge, partially offset by $11 million due to lower share based compensation depreciation.

Income Taxes
A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended
	April 4, 2009	March 29, 2008
Federal statutory income tax rate	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	7.0	1.9
Valuation allowance on contingent receipts	(16.5)	-
Foreign tax rate differential	(10.4)	(5.7)
Manufacturing deduction	(5.2)	(1.4)
Equity hedge loss	10.5	3.4
Tax contingencies and related interest	(17.9)	1.2
Research credit	(5.2)	-
Other, net	(2.2)	(0.8)
Effective income tax rate	(4.9)%	33.6%

In the first quarter of 2009, the tax rate decreased significantly compared with 2008.  The decrease was primarily attributable to the adoption, for Canadian tax purposes, of the US dollar as the functional currency for one of our wholly-owned Canadian subsidiaries, a reduction in unrecognized tax benefits due to the recognition of a capital gain in connection with the sale of CESCOM and a reduction in a valuation allowance related to contingent payments on a prior year transaction.

Discontinued Operations
Income from discontinued operations, net of income taxes, increased $37 million to $43 million in the first quarter 2009, compared with the corresponding quarter of 2008, primarily due to a $7 million gain on the sale of HR Textron, the tax benefit from the reduction in tax contingencies as a result of the HR Textron sale and a valuation allowance reversal on a previously established deferred tax asset.

Segment Analysis

Segment profit is an important measure used to evaluate performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges.  The measurement for the Finance segment includes interest income and expense and excludes special charges.

Cessna
	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Revenues	$769	$1,246
Segment profit	$90	$207

In the first quarter of 2009, Cessna’s revenues and segment profit decreased $477 million and $117 million, respectively, compared with the first quarter of 2008.  Revenues decreased at Cessna primarily due to lower volume of $504 million, partially offset by higher pricing of $27 million.  Cessna’s volume reduction occurred in most of its product lines and is largely due to the $404 million impact of delivering 69 jets in the first quarter of 2009 compared with 95 jets in the first quarter of 2008.

Segment profit decreased primarily due to the $176 million impact from lower volume and $12 million in higher inventory write-downs for used aircraft, partially offset by a $50 million gain on the sale of assets and $14 million in pricing in excess of inflation.  The gain on the sale of assets relates to CESCOM, which provided maintenance tracking services to Cessna’s customers.

Bell
	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Revenues	$742	$574
Segment profit	$69	$53

Revenues and segment profit increased $168 million and $16 million, respectively, in the first quarter of 2009, compared with the first quarter of 2008.  Revenues increased at Bell primarily due to higher volume of $149 million and higher pricing of $19 million.  The volume increase primarily related to the V-22 program, commercial aircraft and spares and services.

Segment profit increased primarily due to higher volume and mix of $24 million and pricing in excess of inflation of $10 million, partially offset by higher product development costs for the 429 program of $8 million and favorable 427 performance in the first quarter of 2008 of $6 million.

Textron Systems
	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Revenues	$418	$519
Segment profit	$52	$67

Revenues and segment profit decreased $101 million and $15 million, respectively, in the first quarter of 2009 compared with the first quarter of 2008.  Revenues decreased primarily due to $46 million in lower Unmanned

Aircraft Systems (UAS) volume, $26 million in lower training and simulation systems business volume and a decline in aircraft engine volume of $20 million.  The lower UAS volume reflects the slippage of units from the fourth quarter of 2007 into the first quarter of 2008.  Segment profit decreased primarily due to the impact of the lower volume of $21 million and inflation in excess of pricing of $10 million, partially offset by favorable cost performance of $16 million.

Industrial
	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Revenues	$475	$753
Segment profit	$(9)	$41

Revenues and segment profit in the Industrial segment decreased $278 million and $50 million, respectively, in the first quarter of 2009, compared with the first quarter of 2008.  Revenues decreased primarily due to lower volume of $260 million across all of the Industrial businesses and an unfavorable foreign exchange impact of $34 million, partially offset by higher pricing of $13 million.  Segment profit decreased primarily due to the impact of the lower volume of $90 million, partially offset by higher pricing of $13 million and improved cost performance of $18 million.

Finance
	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Revenues	$122	$214
Segment profit	$(66)	$42

Revenues and segment profit decreased $92 million and $108 million, respectively, in the first quarter of 2009, compared with the first quarter of 2008, significant drivers of these decreases include the following:
(In millions)	Revenues	Segment Profit
Lower market interest rates	$(39)	$—
Lower securitization gains	(21)	(21)
Lower other income, including asset impairments and prepayment income	(19)	(19)
Acceleration of deferred loan origination cost amortization	(8)	(8)
Lower average finance receivables of $389 million	(7)	(7)
Increased impairments of retained interests in securitizations	(6)	(6)
Gain on the sale of a leveraged lease investment in 2008	(5)	(5)
Benefit from variable-rate receivable interest rate floors	16	16
Increase in the provision for loan losses	—	(49)
Higher borrowing costs relative to market rates	—	(8)

The higher provision for loan losses was primarily the result of increases in general reserves due to the current economic environment including:  resort finance ($26 million), aviation finance ($20 million), marine ($6 million) and golf finance ($5 million).  In addition, specific reserving actions were taken on several accounts within these portfolios totaling $30 million.  These increases were partially offset by a decrease related to the liquidation of certain finance receivables.

Credit Quality
For the first quarter of 2009, we have decided to present nonaccrual finance receivables, repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables separately as opposed to combining these categories as nonperforming assets due to their increasing significance and inherent differences.  Nonaccrual finance receivables are carried at their amortized cost, net of the allowance for losses, while repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables are both initially recorded at the lower of their previous carrying value or net realizable value.  In addition, operating assets received in satisfaction of troubled finance receivables are assets we intend to operate for a substantial period of time and/or make substantial improvements to prior to sale.

The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment.  Finance receivables held for sale are reflected at fair value on the Consolidated Balance Sheets.  As a result, finance receivables held for sale are not included in the credit performance statistics below.

(Dollars in millions)	April 4, 2009	January 3, 2009
Nonaccrual finance receivables	$444	$277
Allowance for losses	$220	$191
Ratio of nonaccrual finance receivables to finance receivables held for investment	6.11%	4.01%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables held for investment	49.6%	68.9%
Ratio of allowance for losses on finance receivables to finance receivables held for investment	3.03%	2.76%
60+ days contractual delinquency as a percentage of finance receivables	4.29%	2.59%
Repossessed assets and properties	$94	$70
Operating assets received in satisfaction of troubled finance receivables	$167	$84

We believe that nonaccrual finance receivables generally will continue to increase as we execute our liquidation plan under the current economic conditions.  The liquidation plan is also likely to result in a slower rate of liquidation for nonaccrual finance receivables.  The increase in nonaccrual finance receivables is primarily attributable to a $122 million increase in the resort finance portfolio related to several hotel and land development accounts and to a significant increase in delinquent accounts, combined with weakening collateral values in the aviation finance portfolio, which accounted for $49 million of the increase.

The ratio of allowance for losses to nonaccrual finance receivables held for investment decreased primarily as a result of the resort and aviation accounts mentioned above for which specific reserves were not considered necessary based on our best estimate of loss upon a detailed review of our workout strategy and estimates of collateral value.

The increase in operating assets received in satisfaction of troubled finance receivables primarily reflects golf courses for which ownership was transferred from the borrower during the quarter.  We intend to operate and improve the performance of these properties prior to their eventual disposition.

Liquidity and Capital Resources

Borrowing Group Presentation
Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc. consolidated with all of its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments, except for the entities comprising the Finance group. The Finance group consists of Textron Financial Corporation along with the entities consolidated into it. We designed this framework to enhance our borrowing ability by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.

Overview
Due to unprecedented levels of volatility and disruption in the credit markets, we experienced difficulty in accessing the commercial paper markets for our short-term liquidity needs at favorable rates and terms. The adverse impact on us of the credit market deterioration was exacerbated by the downgrades of our credit ratings, which, in turn, have adversely impacted our ability to access the term debt market.  For these reasons, coupled with the risks associated with the capital markets in general, on February 3, 2009, we drew on the balance of the $3.0 billion committed bank credit lines available to Textron and Textron Financial Corporation.  We expect that the borrowings under the bank lines, together with the cash proceeds of planned liquidations and cash flow from our Manufacturing group, will be more than sufficient to repay the Finance group’s maturing term debt during 2009.

In the fourth quarter of 2008, our Board of Directors approved a plan to exit all of the commercial finance business of the Finance segment, other than that portion of the business supporting customer purchases of Textron-manufactured products. We made the decision to exit this business due to continued weakness in the economy and in order to address our long-term liquidity position in light of continuing disruption and instability in the capital markets.  In total, the exit plan will impact approximately $6.5 billion of the Finance segment’s $9.9 billion managed receivable portfolio as of April 4, 2009. The exit plan will be effected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years.

Under the exit plan, in 2009, we originally expected to reduce managed finance receivables by at least $2.6 billion, net of originations, of which approximately $2.0 billion is to be used to pay down off-balance sheet securitized debt.  Most of the remainder of cash generated will be utilized to repay a portion of the term debt issued by the Finance group that is maturing in 2009.  In the first quarter of 2009, we reduced managed finance receivables by $926 million.  Repossession, foreclosure or the maturity of leveraged leases with residual values represented $171 million of the managed finance receivable reduction.  We now expect to reduce managed finance receivables by at least $3.0 billion, net of originations, by the end of 2009.

We expect the economic uncertainty and capital market turbulence to continue in 2009. In order to ensure that we have sufficient liquidity to repay our maturing debt obligations during the first quarter of 2010 and beyond, our focus will be the maximization of cash flow through the following initiatives:

•	Liquidation of finance receivables, including selected sales of finance receivables held for sale by our Finance group;
•	Realignment of production in our commercial manufacturing businesses to match lower expected demand;
•
Cost reduction activities, including reducing our workforce, freezing salaries, plant/facility closures, curtailing most discretionary spending, including some reductions in product development, and reducing most areas of discretionary capital spending; and

•	Reduction of working capital with a focus on inventory management.

On February 25, 2009, we announced that our Board of Directors voted to reduce our quarterly dividend to $0.02 per share for the first quarter of 2009. This decision was made to increase our liquidity in the long-term interest of our shareholders. The decision to pay a dividend is reviewed quarterly and requires declaration by our Board of Directors.

As demonstrated by our recently announced offerings, we are continuing to explore other potential avenues of liquidity, including additional funding sources in the capital markets and are actively pursuing new financing structures for the Finance group, which would be secured directly by its finance receivable portfolio, as well as transfers of existing funding obligations to new financing providers. Depending on the success of the above cash flow initiatives and changes in external factors affecting the marketability and value of our assets, we may consider the sale of additional assets in the finance business or the sale of certain manufacturing businesses. We believe that with the successful execution of the Finance group’s exit plan, combined with other liquidity actions discussed above and the cash we expect to generate from our manufacturing operations, we will have cash sufficient to meet our future liquidity needs.

Contractual Obligations

Manufacturing Group

We maintain defined benefit pension plans and postretirement benefit plans other than pensions. Our funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts as we may determine to be appropriate. We expect to make contributions to our funded pension plans of approximately $70 million in 2009. Our annual contribution for 2010 is now estimated to be approximately $50 million to $55 million and approximately $375 million to $400 million in each of the years from 2011 through 2013, under the plan provisions in place at this time.  These estimates may change based on market conditions.

Finance Group

We have updated our Form 10-K disclosure of the Finance group’s contractual obligations, as defined by reporting regulations, to provide an update on the status of our liquidation plan.  Due to the nature of finance companies, we believe that it is meaningful to include contractual cash receipts that we expect to receive in the future. The Finance group has historically borrowed funds at various contractual maturities to match the maturities of its finance receivables.

The following table summarizes the Finance group’s liquidity position, including all managed finance receivables and both on- and off-balance sheet funding sources as of April 4, 2009, for the specified periods:

	Payments/Receipts Due by Period
(In millions)	Less than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 years	Total
Payments due: (1)
Multi-year credit facilities and commercial paper	$8	$—	$—	$1,740	$—	$—	$1,748
Other short-term debt	16	—	—	—	—	—	16
Term debt	2,075	2,211	53	203	428	147	5,117
Securitized on-balance sheet debt (2)	218	67	79	87	71	153	675
Subordinated debt	—	—	—	—	—	300	300
Securitized off-balance sheet debt (2)	2,031	5	—	—	—	31	2,067
Loan commitments	42	6	2	—	—	66	116
Operating lease rental payments	5	4	4	1	1	1	16
Total payments due	4,395	2,293	138	2,031	500	698	10,055
Cash and contractual receipts: (1)(3)
Finance receivable held for investment	1,802	1,421	1,158	828	528	1,692	7,429
Finance receivable held for sale	349	195	224	205	6	64	1,043
Securitized off-balance sheet finance receivables and cash receipts (2)	2,202	5	—	—	—	31	2,238
Operating lease rental receipts	30	26	22	16	9	22	125
Total contractual receipts	4,383	1,647	1,404	1,049	543	1,809	10,835
Cash	637	—	—	—	—	—	637
Total cash and contractual receipts	5,020	1,647	1,404	1,049	543	1,809	11,472
Net cash and contractual receipts (payments)	$625	$(646)	$1,266	$(982)	$43	$1,111	$1,417
Cumulative net cash and contractual receipts (payments)	$625	$(21)	$1,245	$263	$306	$1,417

(1)	Contractual receipts and payments exclude finance charges from receivables, debt interest payments and other items.

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

(3)
Finance receivable receipts are based on contractual cash flows only and do not reflect any reserves for uncollectible amounts. These receipts could differ due to prepayments, charge-offs and other factors, including the inability of borrowers to repay the balance of the loan at the contractual maturity date. Finance receivable receipts on the held for sale portfolio represent the contractual balance of the finance receivables and therefore exclude the potential negative impact from selling the portfolio at the estimated fair value.

This liquidity profile, combined with the excess cash generated by our borrowing under committed credit facilities, is an indicator of the Finance group’s ability to repay outstanding funding obligations, assuming contractual collection of all finance receivables, absent access to new sources of liquidity or origination of additional finance receivables.  On April 4, 2009, our Finance group also had $362 million in other liabilities, primarily accounts payable and accrued expenses, that are payable within the next 12 months. The future receipt of interest we charge borrowers on finance receivables and payments of interest charged on debt obligations are excluded from this liquidity profile.  This profile also excludes cash that may be generated by the disposal of operating lease residual assets and repossessed assets, and cash that may be used to pay future income taxes, accrued interest and other liabilities.

At April 4, 2009, the Finance group had $1.0 billion of unused commitments to fund new and existing customers under revolving lines of credit. These loan commitments generally have an original duration of less than three years, and funding under these facilities is dependent on the availability of eligible collateral and compliance with customary financial covenants. As these agreements may not be used to the extent committed or may expire unused, the total commitment amount does not necessarily represent future cash requirements. We also have ongoing customer relationships, including manufacturers and dealers in the Distribution Finance division, which do not contractually obligate us to provide funding, however, we may choose to fund certain of these relationships to facilitate an orderly liquidation and mitigate credit losses. Neither of these potential fundings is included as contractual obligations in the table above.

Bank Facilities and Other Sources of Capital
Our aggregate $3.0 billion in committed bank lines of credit have historically been in support of commercial paper and letters of credit issuances only. In February 2009, due to the unavailability of term debt and difficulty in accessing sufficient commercial paper on a daily basis, we drew the available balance from these credit facilities. Amounts borrowed under the credit facilities are not due until April 2012. We used portions of the proceeds to repay our outstanding commercial paper as it came due, with $8 million remaining commercial paper outstanding at April 4, 2009.

The debt (net of cash)-to-capital ratio for our Manufacturing group was 43% at April 4, 2009, compared with 46% at January 3, 2009, and the gross debt-to-capital ratio at April 4, 2009 was 54%, compared with 52% at January 3, 2009.

We maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities, and the Finance group maintains an effective shelf registration statement that allows it to issue an unlimited amount of public debt securities.  We have not issued any term debt under these registration statements since the first quarter of 2008, when the Finance group issued $275 million of term debt.

On April 28, 2009, we announced public offerings under our effective shelf registration statement of $300 million aggregate principal amount of convertible senior notes and 19 million shares of our common stock; in addition, we expect to grant to the underwriters an option to purchase up to an additional 15% of each of the respective securities being offered. The closing of each offering is not contingent on the closing of the other, and there can be no assurance that we will complete either offering or, if completed, on what terms, including increases or decreases in the securities being offered based on market conditions and other factors. This information is not an offer to sell these securities and is not soliciting an offer to buy these securities in any jurisdiction.

Credit Ratings
The major rating agencies regularly evaluate both borrowing groups, and their ratings of our long-term debt are based on a number of factors, including our financial strength, and factors outside our control, such as conditions affecting the financial services industry generally.  Both our long- and short-term credit ratings were downgraded in the first quarter of 2009.  In connection with these rating actions, the rating agencies have cited concerns about the Finance group, including execution risks associated with our plan to exit portions of our commercial finance business and the need for Textron Inc. to make capital contributions to Textron Financial Corporation, as well as lower than expected business and financial outlook for 2009, including Cessna's lower earnings and cash flow, the increase in outstanding debt resulting from the borrowing under our credit facilities, weak economic conditions and continued liquidity and funding constraints.  Our current credit ratings prevent us from accessing the commercial paper markets, and may adversely affect the cost and other terms upon which we are able to obtain other financing as well as our access to the capital markets.

The credit ratings and outlooks of the debt-rating agencies at April 28, 2009 are as follows:

	Fitch Ratings	Moody’s	Standard & Poor’s
Long-term ratings:
Manufacturing	BB+	Baa3	BBB-
Finance	BB+	Baa3	BB+
Short-term ratings:
Manufacturing	B	P3	A3
Finance	B	P3	B
Outlook	Negative	Negative	Developing

Manufacturing Group Cash Flows of Continuing Operations
	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Operating activities	$(134)	$177
Investing activities	(89)	(179)
Financing activities	454	(118)

Cash flows from operating activities decreased for the Manufacturing group primarily due to lower earnings, a decrease in accounts payable of $252 million that was only partially offset by a decrease in accounts receivable of $110 million and a $58 million decrease in dividends received from the Finance group.  During the first quarter of 2009, the Finance group paid the Manufacturing group an $84 million cash dividend.  Subsequently, on April 14, 2009, the Manufacturing group made a capital contribution of $88 million to Textron Financial Corporation to maintain compliance with the fixed charge coverage ratio required by the Support Agreement.

We used less cash for investing activities primarily since we had no acquisitions in the first quarter of 2009, while we used $100 million in cash in the first quarter 2008 in connection with our acquisition of AAI Corporation. We also used less cash for capital expenditures which decreased to $69 million in the first quarter of 2009, compared with $78 million in the first quarter of 2008.

Financing activities provided more cash, primarily reflecting the draw on our bank credit lines, in the first quarter of 2009, partially offset by less cash used for share repurchases, as we did not repurchase any of our common stock in the first quarter of 2009, while we had used $96 million for share repurchases in the corresponding quarter of 2008.  In addition, as a result of the reduction in our dividend, we paid $52 million less in dividends to our shareholders in the first quarter of 2009, compared with the first quarter of 2008.

Finance Group Cash Flows of Continuing Operations
	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Operating activities	$18	$52
Investing activities	327	(477)
Financing activities	274	412

The decrease in cash flows from operating activities in the first quarter of 2009 was primarily due to a reduction in net interest margin, largely driven by lower average finance receivables, higher borrowing costs and a reduction in other income.

Cash flows provided by investing activities during the first quarter of 2009 increased primarily due to a $1.7 billion decrease in finance receivable originations resulting from our decision to exit portions of our commercial finance business.  These increases were partially offset by a $579 million decrease in finance receivable collections and $400 million lower proceeds from receivable sales, including securitizations.

Cash flows provided by financing activities decreased primarily due to the decrease in managed finance receivables in connection with the exit plan, which reduced the need to raise cash from financing activities.

Consolidated Cash Flows of Continuing Operations
	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Operating activities	$(161)	$144
Investing activities	220	(713)
Financing activities	791	436

Cash flows from operating activities decreased primarily due to lower earnings, a decrease in accounts payable of $252 million and a $100 million cash settlement of our 2008 stock-based compensation hedge, partially offset by a decrease in accounts receivable of $110 million.

Cash flows provided by investing activities increased primarily due to a $1.7 billion decrease in finance receivable originations resulting from our decision to exit portions of our commercial finance business.  We also used less cash since we had no acquisitions in the first quarter of 2009, while we used $100 million in cash in the first quarter 2008 in connection with our acquisition of AAI Corporation. These increases were partially offset by a $579 million decrease in finance receivable collections and $400 million in lower proceeds from receivable sales, including securitizations.

Financing activities provided more cash as we increased our borrowing in the first quarter of 2009.  We also used less cash from financing activities due to the suspension of our share repurchase plan at the end of 2008, as we did not repurchase any of our common stock in the first quarter of 2009, while we had used $96 million for share repurchases in the corresponding quarter of 2008.  In addition, as a result of the reduction in our dividend, we paid $52 million less in dividends to our shareholders in the first quarter of 2009, compared with the first quarter of 2008.

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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(120)	$(187)
Cash received from customers, sale of receivables and securitizations	159	246
Other	-	(2)
Total reclassifications from investing activities	39	57
Dividends paid by Finance group to Manufacturing group	(84)	(142)
Total reclassifications and adjustments to operating activities	$(45)	$(85)

Cash Flows of Discontinued Operations
	Three Months Ended
(In millions)	April 4, 2009	March 29, 2008
Operating activities	$(8)	$(39)
Investing activities	302	(3)
Financing activities	-	(2)

Cash flow from investing activities increased for discontinued operations primarily due to the receipt of $375 million in pre-tax net proceeds upon the sale of HR Textron in the first quarter of 2009.

Off-Balance Sheet Arrangements

As of April 4, 2009 we have one significant off-balance sheet financing arrangement.  The Distribution Finance revolving securitization trust is a master trust which purchases inventory finance receivables from the Finance group and issues asset-backed notes to investors.  These finance receivables typically have short durations, which results in significant collections of previously purchased finance receivables and significant additional purchases of replacement finance receivables from the Finance group on a monthly basis.

During the first quarter of 2009, we recognized a $6 million other than temporary impairment charge and a $2 million unrealized loss on our retained interests in this trust.  The trust had $2.2 billion of notes outstanding at April 4, 2009.  We own $182 million of these notes, representing our remaining retained interest.  There was no impairment charge recorded on these retained interests, which are classified as held to maturity, as the $23 million shortfall between fair value and carrying value was deemed temporary.  In connection with the maturity of $642 million of the notes in April 2009, including $42 million retained seller certificates owned by the Finance group, the trust accumulated $502 million of cash during the first quarter of 2009 from collections of finance receivables.

Critical Accounting Estimate Update

Goodwill
We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired.

Our market capitalization at April 4, 2009 was approximately $1.8 billion, compared with approximately $3.7 billion at January 3, 2009. This market capitalization is less than the sum of the fair values of our manufacturing reporting units calculated in connection with our annual impairment test. We believe that the differences between the fair value estimates of our manufacturing reporting units and our market capitalization are primarily due to the market’s view of risk in the Finance segment and concerns over our liquidity, and that our fair value estimates for our manufacturing reporting units are consistent with market participant assumptions.

The continued deterioration in the automotive market in the first quarter of 2009 has led to a decline in Kautex’s forecasted revenue and profits for 2009, which is considered to be a trigger event for a goodwill impairment test. Accordingly, in the first quarter of 2009, we updated our evaluation of goodwill recoverability for Kautex to include our revised projections and outlook.  We anticipate that revenues at Kautex will begin to recover in 2010, although they will likely still be lower than historic levels.  For purposes of our impairment analysis, we have assumed that the reduced 2009 forecast will recover at an average annual sales growth rate of 7% beginning in 2010 through 2013, with operating profit margins returning to recent historical levels by 2013.  Based on our analysis, we determined that Kautex’s goodwill is not impaired at this time.  However, if sales growth and operating margin improvements are not realized, an impairment charge may be required in the future.  At April 4, 2009, the goodwill allocated to Kautex totaled $121 million.

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which our products are manufactured and/or sold.  For the first quarter of 2009, the impact of foreign exchange rate changes from the first quarter of 2008 decreased revenues by approximately $34 million (1%) and increased segment profit by approximately $0.9 million (0.29%).

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, such as the Risk Factors contained herein and in our 2008 Annual Report on Form 10-K and including the following: (a) changes in worldwide economic or political conditions that impact demand for our products, interest rates and foreign exchange rates; (b) the interruption of production at our facilities or our customers or suppliers; (c) performance issues with key suppliers, subcontractors and business partners; (d) our ability to perform as anticipated and to control costs under contracts with the U.S. Government; (e) the U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards; (f) changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Iraqi Freedom, Operation Enduring Freedom and the Global War on Terrorism; (g) changes in national or international funding priorities, U.S. and foreign military budget constraints and determinations, and government policies on the export and import of military and commercial products; (h) legislative or regulatory actions impacting our operations or demand for our products; (i) the ability to control costs and successful implementation of various cost-reduction programs, including the enterprise-wide restructuring program; (j) the timing of new product launches and certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which our products are sold or supplied or where Textron Financial Corporation (TFC) offers financing; (l) changes in aircraft delivery schedules, or cancellation or deferral of orders; (m) the impact of changes in tax legislation; (n) the extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (o) our ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) our ability to realize full value of receivables; (q) the availability and cost of insurance; (r) increases in pension expenses and other postretirement employee costs; (s) TFC’s ability to maintain portfolio credit quality and certain minimum levels of financial performance required under its committed credit facilities and under Textron’s support agreement with TFC; (t) TFC’s access to financing, including securitizations, at competitive rates; (u) our ability to successfully exit from TFC’s commercial finance business, other than the captive finance business, including effecting an orderly liquidation or sale of certain TFC portfolios and businesses; (v) uncertainty in estimating market value of TFC’s receivables held for sale and reserves for TFC’s receivables to be retained; (w) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (x) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (y) the efficacy of research and development investments to develop new products; (z) the launching of significant new products or programs which could result in unanticipated expenses; (aa) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; and (bb) continued volatility and further deterioration of the capital markets.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the first quarter of 2009.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2008 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (the CEO) and our Senior Vice President, Corporate Controller and Acting Chief Financial Officer (the CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the fiscal quarter covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TEXTRON INC.
Date:	April 29, 2009	s/Richard L. Yates
Richard L. Yates Senior Vice President, Corporate Controller and Acting Chief Financial Officer (principal financial officer and principal accounting officer)

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