Form 10-Q
period 2009-05-27
TEXTRON INC
filed 2009-07-31
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 4, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to _________

Commission File Number: 1-5480

Textron Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0315468
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Westminster Street, Providence, RI	02903
(Address of principal executive offices)	(zip code)

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

Common stock outstanding at July 18, 2009 – 270,236,965 shares

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues
Manufacturing revenues	$2,526	$3,507	$4,930	$6,599
Finance revenues	86	177	208	391
Total revenues	2,612	3,684	5,138	6,990
Costs, expenses and other
Cost of sales	2,101	2,775	4,100	5,209
Selling and administrative	340	393	686	784
Interest expense, net	75	101	157	216
Provision for losses on finance receivables	87	40	163	67
Gain on sale of assets	—	—	(50)	—
Special charges	129	—	161	—
Total costs, expenses and other	2,732	3,309	5,217	6,276
Income (loss) from continuing operations before income taxes	(120)	375	(79)	714
Income tax expense (benefit)	(58)	125	(60)	239
Income (loss) from continuing operations	(62)	250	(19)	475
Income from discontinued operations, net of income taxes	4	8	47	14
Net income (loss)	$(58)	$258	$28	$489
Basic earnings per share
Continuing operations	$(0.23)	$1.00	$(0.07)	$1.90
Discontinued operations	0.01	0.03	0.18	0.06
Basic earnings per share	$(0.22)	$1.03	$0.11	$1.96
Diluted earnings per share
Continuing operations	$(0.23)	$0.98	$(0.07)	$1.87
Discontinued operations	0.01	0.03	0.18	0.05
Diluted earnings per share	$(0.22)	$1.01	$0.11	$1.92
Dividends per share
$2.08 Preferred stock, Series A	$0.52	$0.52	$1.04	$1.04
$1.40 Preferred stock, Series B	$0.35	$0.35	$0.70	$0.70
Common stock	$0.02	$0.23	$0.04	$0.46

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except share data)
	July 4, 2009	January 3, 2009
Assets
Manufacturing group
Cash and cash equivalents	$1,396	$531
Accounts receivable, net	839	894
Inventories	3,001	3,093
Other current assets	471	584
Assets of discontinued operations	58	334
Total current assets	5,765	5,436
Property, plant and equipment, less accumulated depreciation and amortization of $2,574 and $2,436	2,005	2,088
Goodwill	1,697	1,698
Other assets	1,858	1,465
Total Manufacturing group assets	11,325	10,687
Finance group
Cash and cash equivalents	489	16
Finance receivables held for investment, net	6,553	6,724
Finance receivables held for sale	613	1,658
Other assets	864	946
Total Finance group assets	8,519	9,344
Total assets	$19,844	$20,031
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$6	$876
Accounts payable	721	1,101
Accrued liabilities	2,193	2,609
Liabilities of discontinued operations	119	195
Total current liabilities	3,039	4,781
Other liabilities	2,892	2,926
Long-term debt	3,354	1,693
Total Manufacturing group liabilities	9,285	9,400
Finance group
Other liabilities	376	540
Deferred income taxes	206	337
Debt	7,057	7,388
Total Finance group liabilities	7,639	8,265
Total liabilities	16,924	17,665
Shareholders’ equity
Preferred stock	2	2
Common stock	35	32
Capital surplus	1,406	1,229
Retained earnings	3,043	3,025
Accumulated other comprehensive loss	(1,258)	(1,422)
	3,228	2,866
Less cost of treasury shares	308	500
Total shareholders’ equity	2,920	2,366
Total liabilities and shareholders’ equity	$19,844	$20,031
Common shares outstanding (in thousands)	270,051	242,041

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended July 4, 2009 and June 28, 2008, respectively
(In millions)
	Consolidated
	2009	2008
Cash flows from operating activities:
Net income	$28	$489
Income from discontinued operations	47	14
Income (loss) from continuing operations	(19)	475
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from the Finance group	—	—
Capital contribution paid to Finance group	—	—
Non-cash items:
Depreciation and amortization	197	199
Provision for losses on finance receivables held for investment	163	67
Portfolio losses on finance receivables	60	—
Asset impairment charges	52	—
Gains on extinguishment of debt	(39)	—
Share-based compensation	18	27
Amortization of interest expense on convertible notes	5	—
Deferred income taxes	(126)	(33)
Changes in assets and liabilities:
Accounts receivable, net	70	(90)
Inventories	75	(644)
Other assets	(12)	103
Accounts payable	(382)	229
Accrued and other liabilities	(193)	19
Captive finance receivables, net	84	23
Other operating activities, net	55	19
Net cash provided by (used in) operating activities of continuing operations	8	394
Net cash used in operating activities of discontinued operations	(12)	(31)
Net cash provided by (used in) operating activities	(4)	363
Cash flows from investing activities:
Finance receivables originated or purchased	(1,950)	(5,818)
Finance receivables repaid	2,505	5,257
Proceeds on receivables sales, including securitizations	184	507
Net cash used in acquisitions	—	(100)
Capital expenditures	(113)	(194)
Proceeds from sale of property, plant and equipment	2	1
Proceeds from sale of repossessed assets and properties	127	9
Purchase of marketable securities	—	(100)
Other investing activities, net	64	(1)
Net cash provided by (used in) investing activities of continuing operations	819	(439)
Net cash provided by (used in) investing activities of discontinued operations	261	(6)
Net cash provided by (used in) investing activities	1,080	(445)
Cash flows from financing activities:
Increase (decrease) in short-term debt	(1,628)	34
Proceeds from long-term lines of credit	2,970	—
Payments on long-term lines of credit	(28)	—
Proceeds from issuance of long-term debt	16	1,122
Principal payments on long-term debt	(1,435)	(933)
Payments on borrowings against officers life insurance policies	(410)	—
Intergroup financing	—	—
Proceeds from issuance of convertible notes, net of fees paid	582	—
Purchase of convertible note hedge	(140)	—
Proceeds from issuance of common stock and warrants	333	—
Proceeds from option exercises	—	38
Purchases of Textron common stock	—	(134)
Capital contributions paid to Finance group	—	—
Dividends paid	(10)	(106)
Net cash provided by financing activities of continuing operations	250	21
Net cash used in financing activities of discontinued operations	—	(2)
Net cash provided by financing activities	250	19
Effect of exchange rate changes on cash and cash equivalents	12	12
Net increase (decrease) in cash and cash equivalents	1,338	(51)
Cash and cash equivalents at beginning of period	547	531
Cash and cash equivalents at end of period	$1,885	$480

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended July 4, 2009 and June 28, 2008, respectively
(In millions)
	Manufacturing Group		Finance Group
	2009	2008	2009	2008
Cash flows from operating activities:
Net income (loss)	$146	$454	$(118)	$35
Income from discontinued operations	47	14	—	—
Income (loss) from continuing operations	99	440	(118)	35
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from the Finance group	184	142	—	—
Capital contribution paid to Finance group	(88)	—	—	—
Non-cash items:
Depreciation and amortization	178	180	19	19
Provision for losses on finance receivables held for investment	—	—	163	67
Portfolio losses on finance receivables	—	—	60	—
Asset impairment charges	52	—	—	—
Gains on extinguishment of debt	—	—	(39)	—
Share-based compensation	18	27	—	—
Amortization of interest expense on convertible notes	5	—	—	—
Deferred income taxes	(3)	8	(123)	(41)
Changes in assets and liabilities:
Accounts receivable, net	70	(90)	—	—
Inventories	81	(632)	—	—
Other assets	(44)	76	26	20
Accounts payable	(382)	229	—	—
Accrued and other liabilities	(256)	27	63	(8)
Captive finance receivables, net	—	—	—	—
Other operating activities, net	34	28	21	(9)
Net cash provided by (used in) operating activities of continuing operations	(52)	435	72	83
Net cash used in operating activities of discontinued operations	(12)	(31)	—	—
Net cash provided by (used in) operating activities	(64)	404	72	83
Cash flows from investing activities:
Finance receivables originated or purchased	—	—	(2,234)	(6,338)
Finance receivables repaid	—	—	2,873	5,690
Proceeds on receivables sales, including securitizations	—	—	184	617
Net cash used in acquisitions	—	(100)	—	—
Capital expenditures	(113)	(188)	—	(6)
Proceeds from sale of property, plant and equipment	2	1	—	—
Proceeds from sale of repossessed assets and properties	—	—	127	9
Purchase of marketable securities	—	—	—	(100)
Other investing activities, net	(18)	—	61	(6)
Net cash provided by (used in) investing activities of continuing operations	(129)	(287)	1,011	(134)
Net cash provided by (used in) investing activities of discontinued operations	261	(6)	—	—
Net cash provided by (used in) investing activities	132	(293)	1,011	(134)
Cash flows from financing activities:
Increase (decrease) in short-term debt	(869)	82	(759)	(48)
Proceeds from long-term lines of credit	1,230	—	1,740	—
Payments on long-term lines of credit	(28)	—	—	—
Proceeds from issuance of long-term debt	—	—	16	1,122
Principal payments on long-term debt	(30)	(47)	(1,405)	(886)
Payments on borrowings against officers life insurance policies	(410)	—	—	—
Intergroup financing	133	—	(112)	—
Proceeds from issuance of convertible notes, net of fees paid	582	—	—	—
Purchase of convertible note hedge	(140)	—	—	—
Proceeds from issuance of common stock and warrants	333	—	—	—
Proceeds from option exercises	—	38	—	—
Purchases of Textron common stock	—	(134)	—	—
Capital contributions paid to Finance group	—	—	88	—
Dividends paid	(10)	(106)	(184)	(142)
Net cash provided by (used in) financing activities of continuing operations	791	(167)	(616)	46
Net cash used in financing activities of discontinued operations	—	(2)	—	—
Net cash provided by (used in) financing activities	791	(169)	(616)	46
Effect of exchange rate changes on cash and cash equivalents	6	11	6	1
Net increase (decrease) in cash and cash equivalents	865	(47)	473	(4)
Cash and cash equivalents at beginning of period	531	471	16	60
Cash and cash equivalents at end of period	$1,396	$424	$489	$56

See Notes to the consolidated financial statements.

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1:  Basis of Presentation

Our consolidated financial statements include the accounts of Textron Inc. and all of its majority-owned subsidiaries, along with any variable interest entities for which we are the primary beneficiary.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 3, 2009.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events up to the time of our filing with the Securities and Exchange Commission on July 31, 2009, which is the date that these financial statements were issued.

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

As discussed in Note 4: Discontinued Operations, on April 3, 2009, we sold HR Textron and in November 2008, we completed the sale of our Fluid & Power business unit.  Both of these businesses have been classified as discontinued operations, and all prior period information has been recast to reflect this presentation.

Note 2:  Special Charges

In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company, which includes corporate and segment direct and indirect workforce reductions and streamlining of administrative overhead, and announced the exit of portions of our commercial finance business.  This program was expanded in the first half of 2009 to include additional workforce reductions, primarily at Cessna, and the cancellation of the Citation Columbus development project.  We expect to eliminate approximately 10,000 positions worldwide representing approximately 23% of our global workforce at the inception of the program.  As of July 4, 2009, we have exited 11 owned and leased facilities and plants under this program.

Restructuring costs by segment are as follows:

(In millions)	Severance Costs	Curtailment Charges, Net	Contract Terminations	Asset Impairments	Total Restructuring
Three Months Ended July 4, 2009
Cessna	$38	$26	$1	$52	$117
Industrial	4	(4)	1	—	1
Finance	4	1	—	—	5
Corporate	3	—	—	—	3
Textron Systems	1	2	—	—	3
	$50	$25	$2	$52	$129
Six Months Ended July 4, 2009
Cessna	$64	$26	$1	$52	$143
Industrial	5	(4)	1	—	2
Finance	6	1	1	—	8
Corporate	5	—	—	—	5
Textron Systems	1	2	—	—	3
	$81	$25	$3	$52	$161

We record restructuring costs in special charges as these costs are generally of a nonrecurring nature and are not included in segment profit, which is our measure used for evaluating performance and for decision-making purposes. Severance costs related to an approved restructuring program are classified as special charges unless the costs are for volume-related reductions of direct labor that are deemed to be of a temporary or cyclical nature.  Most of our severance benefits are provided for under existing severance programs and the associated costs are accrued when they are probable and estimable.  Special one-time termination benefits are accounted for once an approved plan is communicated to employees that establishes the terms of the benefit arrangement, the number of employees to be terminated, along with their job classification and location, and the expected completion date.

We recorded net curtailment charges of $25 million for our pension and other postretirement benefit plans in the second quarter of 2009, as our analysis of the impact of workforce reductions on these plans indicated that curtailments had occurred and the amounts could be reasonably estimated. These net curtailment charges are based primarily on the headcount reductions through the end of the second quarter.  The curtailment charge for the pension plan is primarily due to the recognition of prior service costs that were previously being amortized over a period of years.  We will continue to evaluate additional workforce reductions as they take place to assess additional potential curtailments that may occur.

Asset impairment charges include a $43 million charge recorded in the second quarter of 2009 to write off assets related to the Citation Columbus development project.  Due to the prevailing adverse market conditions and after analysis of the business jet market related to the product offering, Cessna formally cancelled the Citation Columbus development project in the second quarter of 2009.  Cessna began this project in early 2008 for the development of an all-new, wide-bodied, eight-passenger business jet designed for international travel that would extend Cessna’s product offering as its largest business jet to date.  This development project had capitalized costs related to tooling and a partially-constructed manufacturing facility of which $43 million is considered not to be recoverable.

Since inception of the program, we have incurred $225 million in restructuring costs with $124 million in severance, $72 million in non-cash asset impairment charges, $25 million in net pension and other postretirement benefit plan curtailment non-cash charges and $4 million in contract termination costs.  Of these amounts, $148 million was incurred at Cessna, $35 million in the Finance segment, $27 million in the Industrial segment, $11 million at Corporate and $4 million at Textron Systems.

An analysis of the restructuring program and related reserve account is summarized below:

(In millions)	Severance Costs	Curtailment Charges, Net	Contract Terminations	Asset Impairment	Total
Balance at January 3, 2009	$36	$—	$1	$—	$37
Provisions	81	25	3	52	161
Non-cash settlement	—	(25)	—	(52)	(77)
Cash paid	(65)	—	(1)	—	(66)
Balance at July 4, 2009	$52	$—	$3	$—	$55

The specific restructuring measures and associated estimated costs are based on our best judgment under prevailing circumstances.  We believe that the restructuring reserve balance of $55 million is adequate to cover the costs presently accruable relating to activities formally identified and committed to under approved plans as of July 4, 2009 and anticipate that all actions related to these liabilities will be completed within a 12-month period.  We estimate that we will incur approximately $40 million in additional pre-tax restructuring costs in 2009 that will result in future cash outlays, primarily attributable to severance payments related to additional workforce reductions throughout the company.  We expect that the program will be substantially completed by the end of 2009.

Note 3:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Three Months Ended
Service cost	$30	$35	$2	$3
Interest cost	79	76	10	10
Expected return on plan assets	(98)	(101)	—	—
Amortization of prior service cost (credit)	4	5	(2)	(2)
Amortization of net loss	2	5	2	4
Net periodic benefit cost	$17	$20	$12	$15
Six Months Ended
Service cost	$63	$71	$4	$5
Interest cost	155	152	19	21
Expected return on plan assets	(195)	(203)	—	—
Amortization of prior service cost (credit)	9	10	(3)	(3)
Amortization of net loss	8	9	4	8
Net periodic benefit cost	$40	$39	$24	$31

Due to the magnitude of the workforce reductions under the restructuring program discussed in Note 2: Special Charges, in the second quarter of 2009, we determined that a curtailment had occurred in certain pension and other postretirement benefit plans.  Accordingly, we recorded a net curtailment charge of $25 million, reflecting the recognition of prior service cost of $30 million related to the pension plans and $5 million of prior service credits related to other postretirement benefit plans.  In addition, we re-measured the plans that had the curtailments and revised our assumptions accordingly.  The discount rate for these plans was increased from 6.25% to 7.0%, while other assumptions remained consistent with year-end assumptions.  As a result of the curtailment and revised discount rate, we recorded a reduction in our unrealized losses of approximately $130 million through other comprehensive loss.

Note 4:  Discontinued Operations

On April 3, 2009, we sold HR Textron, an operating unit previously reported within the Textron Systems segment, for $376 million in cash.  The sale resulted in an after-tax gain of $7 million and net after-tax proceeds of approximately $275 million.

In November 2008, we completed the sale of our Fluid & Power business unit and received approximately $527 million in cash, a six-year note with a face value of $28 million and may receive up to $50 million based on final 2008 operating results that would be primarily payable in a six-year note.  During the first quarter of 2009, the final settlement of this transaction was extended until later this year.

Results of our discontinued businesses are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenue	$—	$236	$48	$447
Income (loss) from discontinued operations before income taxes	$—	$14	$(1)	$25
Income tax expense (benefit)	(4)	6	(41)	11
	4	8	40	14
Gain on sale, net of income taxes	—	—	7	—
Income from discontinued operations, net of income taxes	$4	$8	$47	$14

In the first half of 2009, we had a $34 million tax benefit from the reduction in tax contingencies as a result of the HR Textron sale and a valuation allowance reversal on a previously established deferred tax asset.

Note 5:  Comprehensive Income

Our comprehensive income for the periods is provided below:

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income (loss)	$(58)	$258	$28	$489
Other comprehensive income, net of income taxes:
Unrealized gain on pension, net of income taxes of $48	82	—	82	—
Pension curtailment, net of income taxes of $10	15	—	15	—
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	5	10	12	20
Deferred gains (losses) on hedge contracts	38	—	30	(17)
Net deferred loss on retained interests	(7)	(1)	(9)	—
Foreign currency translation and other	32	13	34	(5)
Comprehensive income	$107	$280	$192	$487

Note 6:  Earnings per Share

In the first quarter of 2009, we adopted the new accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. This new standard requires us to include any unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities in our computation of basic earnings per share pursuant to the two-class method.  In 2008, we granted restricted stock units that include nonforfeitable rights to dividends once declared. Accordingly, with the adoption of this new standard, these restricted stock units are considered participating securities and are included in our calculation of basic earnings per share using the two-class method.

Prior period basic and diluted weighted-average shares outstanding have been recast to conform to the new calculation.  The adoption of this standard resulted in a $0.01 reduction in diluted earnings per share from continuing operations for the second quarter of 2008, and had no impact on the first half of 2008.

We calculate basic and diluted earnings per share based on income available to common shareholders, which approximates net income for each period, and the restricted stock unit participating securities.  We use the weighted-average number of common shares outstanding during the period and the 2008 restricted stock units discussed above for the computation of basic earnings per share using the two-class method. Diluted earnings per share includes the dilutive effect of convertible preferred shares, stock options and restricted stock units in the weighted-average number of common shares outstanding.  The 2008 restricted stock units are included in the diluted weighted-average shares outstanding by virtue of their inclusion in basic weighted-average shares outstanding using the two-class method as described above.  This result is more dilutive than if we had used the treasury stock method to calculate diluted weighted-average shares outstanding for these restricted stock units.

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Basic weighted-average shares outstanding	264,091	250,039	255,261	249,674
Dilutive effect of convertible preferred shares, stock options and restricted stock units	―	4,541	―	4,917
Diluted weighted-average shares outstanding	264,091	254,580	255,261	254,591

Diluted weighted average shares outstanding for the three and six months ended July 4, 2009 equal basic weighted average shares outstanding, as we incurred losses from continuing operations in each of these periods.  A weighted average of approximately 11 million units of restricted stock and options to purchase common stock were anti-dilutive for the three and six months ended July 4, 2009, and were not included in the computation of diluted earnings per share for these periods.  These securities could potentially dilute basic earnings per share in the future.

On May 5, 2009, we issued 4.50% Convertible Senior Notes (the “Notes”) due 2013, as discussed in Note 9: Debt.  In connection with the issuance of these notes, we entered into a warrant transaction with the note underwriters to sell common stock warrants. The initial strike price of these warrants is $15.75 per share of our common stock and the warrants cover an aggregate of 45,714,300 shares of our common stock.  If our closing stock price exceeds this strike price, this number of shares will be dilutive.  It is our intention to settle the face value of the Notes in cash upon conversion/maturity.

Concurrently with the offering and sale of the Notes, we also offered and sold to the public under the Textron Inc. registration statement 23,805,000 shares of our common stock for net proceeds of approximately $238 million, after deducting discounts, commissions and expenses.

Note 7:  Accounts Receivable, Finance Receivables and Securitizations

Accounts Receivable
(In millions)	July 4, 2009	January 3, 2009
Accounts receivable - Commercial	$474	$496
Accounts receivable - U.S. Government contracts	391	422
	865	918
Allowance for doubtful accounts	(26)	(24)
	$839	$894

Finance Receivables
We evaluate finance receivables on a managed as well as owned basis since we retain subordinated interests in finance receivables sold in securitizations resulting in credit risk.  In contrast, we do not have a retained financial interest or credit risk in the performance of the serviced portfolio and, therefore, performance of these portfolios is limited to billing and collection activities.  Our Finance group manages and services finance receivables for a variety of investors, participants and third-party portfolio owners.  A reconciliation of our managed and serviced finance receivables to finance receivables held for investment, net is provided below:

(In millions)	July 4, 2009	January 3, 2009
Total managed and serviced finance receivables	$9,868	$12,173
Less: Nonrecourse participations sold to independent investors	(793)	(820)
Less: Third-party portfolio servicing	(430)	(532)
Total managed finance receivables	8,645	10,821
Less: Securitized receivables	(1,195)	(2,248)
Owned finance receivables	7,450	8,573
Less: Finance receivables held for sale	(613)	(1,658)
Finance receivables held for investment	6,837	6,915
Allowance for loan losses	(284)	(191)
Finance receivables held for investment, net	$6,553	$6,724

Finance receivables held for investment at July 4, 2009 and January 3, 2009 include approximately $0.6 billion and $1.1 billion, respectively, of finance receivables that have been legally sold to special purpose entities and are consolidated subsidiaries of Textron Financial Corporation.  The assets of these special purpose entities are pledged as collateral for $484 million and $853 million of debt at July 4, 2009 and January 3, 2009, respectively, which is reflected as securitized on-balance sheet debt.

In connection with our fourth quarter 2008 plan to exit portions of the commercial finance business, we classified certain finance receivables as held for sale.  Following an effort to market the portfolios held for sale and the progress made in liquidating our portfolios, we believe that we will be able to maximize the economic value of a portion of the finance receivables held for sale through orderly liquidation rather than selling the portfolios.  Accordingly, since we now intend to hold a portion of these finance receivables for the foreseeable future, we have reclassified $654 million and $65 million, net of valuation allowances, from the held for sale classification to held for investment during the first and second quarter of 2009, respectively.  The remaining balance of these reclassified finance receivables was $697 million, net of a $144 million valuation allowance at July 4, 2009.

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

At July 4, 2009, impaired loans include $585 million of nonaccrual loans for which we have established specific reserves of $134 million based on our review of the loan and the estimated fair value of the collateral.  At January 3, 2009, we established $43 million in specific reserves on $182 million of nonaccrual loans.  The impaired loans included within finance receivables held for investment are as follows:

(In millions)	July 4, 2009	January 3, 2009
Impaired nonaccrual loans	$629	$234
Impaired accrual loans	96	19
Total impaired loans	$725	$253

Nonaccrual finance receivables include impaired nonaccrual loans and accounts in homogeneous loan portfolios that are contractually delinquent by more than three months. At July 4, 2009 and January 3, 2009, nonaccrual finance receivables totaled $683 million and $277 million, respectively. The increase is primarily attributable to the lack of liquidity available to borrowers within the resort finance business and to a significant increase in delinquent accounts, combined with weakening collateral values in the captive finance business.

Securitizations
Our Finance group has historically sold its distribution finance receivables to a qualified special purpose trust through securitization transactions. Distribution finance receivables represent loans secured by dealer inventories that typically are collected upon the sale of the underlying product. The distribution finance revolving securitization trust is a master trust that purchases inventory finance receivables from the Finance group and issues asset-backed notes to investors.   Through a revolving securitization, the proceeds from collection of the principal balance of these loans can be used by the trust to purchase additional distribution finance receivables from us each month. Proceeds from securitizations include amounts received related to the incremental increase in the issuance of additional asset-backed notes to investors, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration finance receivables.  In the first half of 2009, we had no proceeds from securitizations, compared with $250 million in the first half of 2008.

Generally, we retain an interest in the assets sold in the form of servicing responsibilities and subordinated interests, including interest-only securities, seller certificates and cash reserves. We had $110 million and $191 million of retained interests on our Consolidated Balance Sheets associated with $1.2 billion and $2.2 billion of off-balance sheet finance receivables in the distribution finance securitization trust as of July 4, 2009 and January 3, 2009, respectively.  At July 4, 2009, the trust had $1.2 billion in asset-backed notes. Cash received on retained interests totaled $42 million and $29 million in the first half of 2009 and 2008, respectively. Total net pre-tax gains (losses), including impairments were $(20) million and $15 million in the second quarter of 2009 and 2008, respectively, and $(27) million and $30 million, in the first half of 2009 and 2008, respectively.  See Note 12: Fair Values of Assets and Liabilities for disclosure of the fair value estimates for retained interests in securitizations and the impairments recorded on the interest-only securities and other retained interests in the first half of 2009.

Note 8:  Inventories

(In millions)	July 4, 2009	January 3, 2009
Finished goods	$1,281	$1,081
Work in process	1,850	1,866
Raw materials	623	765
	3,754	3,712
Progress/milestone payments	(753)	(619)
	$3,001	$3,093

Note 9:  Debt

4.50% Convertible Senior Notes
On May 5, 2009, we issued $600 million of 4.50% Convertible Senior Notes (the “Notes”). The Notes have a maturity date of May 1, 2013 and interest is payable semi-annually on May 1 and November 1.  The Notes are convertible, under certain circumstances, at the holder’s option, into shares of our common stock, at an initial conversion rate of 76.1905 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $13.125 per share. Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of Notes with any of the three following alternatives: (1) shares of our common stock, (2) cash, or (3) a combination of cash and shares of our common stock.

The Notes are convertible only under the following certain circumstances: (1) during any calendar quarter commencing after June 30, 2009 and only during such calendar quarter, if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter, (2) during the five business day period after any ten consecutive trading day measurement period in which the trading price per $1,000 principal amount of Notes for each day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, (3) if specified distributions to holders of our common stock are made or specified corporate transactions occur, or (4) at any time on or after February 19, 2013.  As of July 4, 2009, none of the conditions permitting conversion of the Notes had been satisfied.

The net proceeds from the issuance of the Notes totaled approximately $582 million after deducting discounts, commissions and expenses.  The Notes are accounted for in accordance with generally accepted accounting principles, which require us to separately account for the liability (debt) and the equity (conversion option) components of the Notes in a manner that reflects our non-convertible debt borrowing rate.  Accordingly, we recorded a debt discount and corresponding increase to additional paid in capital of approximately $135 million as of the date of issuance.  We are amortizing the debt discount utilizing the effective interest method over the life of the Notes which increases the effective interest rate of the Notes from its coupon rate of 4.50% to 11.72%.  Transaction costs of $18 million were proportionately allocated between the liability and equity components.

Concurrently with the pricing of the Notes, we entered into convertible note hedge transactions with two counterparties, including an underwriter and an affiliate of an underwriter, of the Notes, for purposes of reducing the potential dilutive effect upon the conversion of the Notes.  The initial strike price of the convertible note hedge transactions is $13.125 per share of our common stock (the same as the initial conversion price of the Notes) and is subject to certain customary adjustments. The convertible note hedge transactions cover 45,714,300 shares of common stock, subject to anti-dilution adjustments. We may settle the convertible note hedge transactions in shares, cash or a combination of cash and shares, at our option.  The cost of the convertible note hedge transactions was $140 million, which was recorded as a reduction to additional paid-in capital.  Separately and concurrently with entering into these hedge transactions, we entered into warrant transactions whereby we sold warrants to each of the hedge counterparties to acquire, subject to anti-dilution adjustments, an aggregate of 45,714,300 shares of common stock at an initial exercise price of $15.75 per share. The aggregate proceeds from the warrant transactions were $95 million, which was recorded as an increase to additional paid-in capital.

We incurred cash and non-cash interest expense of $10 million for these Notes in the second quarter of 2009.  As of July 4, 2009, the unamortized discount amount was $144 million, resulting in a net carrying value of $456 million for the liability component.

Credit facility
On July 14, 2009, a newly formed, wholly-owned finance subsidiary of Textron entered into a credit agreement with the Export-Import Bank of the United States which establishes a $500 million credit facility to provide funding to finance purchases of aircraft by non-U.S. buyers from Cessna and Bell.  The facility is structured to be available for financing sales to international customers who take delivery of new aircraft by December 2010.

Note 10:  Guarantees and Indemnifications

As disclosed under the caption “Guarantees and Indemnifications” in Note 18 to the Consolidated Financial Statements in Textron’s 2008 Annual Report on Form 10-K, we have issued or are party to certain guarantees, including a performance guarantee related to the VH-71 helicopter program.  In June 2009, we received notification that the VH-71 helicopter program was terminated for convenience by the U.S. Government.  As of July 4, 2009, there has been no other material change to our guarantees.

Warranty and Product Maintenance Programs
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

Changes in our warranty and product maintenance liabilities are as follows:

	Six Months Ended
(In millions)	July 4, 2009	June 28, 2008
Accrual at the beginning of period	$278	$312
Provision	81	95
Settlements	(117)	(96)
Adjustments to prior accrual estimates	1	(8)
Other adjustments	—	(3)
Accrual at the end of period	$243	$300

Note 11:  Commitments and Contingencies

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

The Internal Revenue Service (IRS) has challenged our tax positions related to certain lease transactions within the Finance segment. During the third quarter of 2008, the IRS made a settlement offer to numerous companies, including Textron, to resolve the disputed tax treatment of these leases.  Based on the terms of the offer and our decision to accept the offer, we revised our estimate of this tax contingency. Final resolution of this matter will result in the acceleration of future cash payments to the IRS, which we expect will occur over a period of years in connection with the conclusion of IRS examinations of the relevant tax years. At July 4, 2009, $198 million of federal tax liabilities were recorded on our Consolidated Balance Sheet related to these leases.

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

Prior to termination of the program, we obtained inventory and incurred vendor obligations for long-lead time materials related to the anticipated Low Rate Initial Production (LRIP) contracts to maintain the program schedule based on our belief that the LRIP contracts would be awarded. We have since terminated these vendor contracts and have initiated negotiations to settle our termination obligations, which we estimate may cost up to approximately $80 million. We continue to evaluate the utility of the related inventory to other Bell programs, customers, or vendors. This review and the related discussions with vendors are ongoing. We estimate that our potential loss resulting from our LRIP-related vendor obligations will be between approximately $50 million and $80 million. At July 4, 2009, our reserves related to this program totaled $50 million. We intend to provide a termination proposal or separate claim to the U.S. Government to request reimbursement of costs expended in support of the LRIP program.

Note 12:  Fair Values of Assets and Liabilities

We measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We prioritize the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy.  This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions.  Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2.  Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances.  Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset and liability.

	July 4, 2009			January 3, 2009
(In millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Assets
Manufacturing group
Foreign currency exchange contracts	$—	$25	$—	$—	$2	$—
Finance group
Derivative financial instruments, net	—	60	—	—	112	—
Interest-only securities	—	—	3	—	—	12
Total assets	$—	$85	$3	$—	$114	$12
Liabilities
Manufacturing group
Forward contracts for Textron Inc. stock	$7	$—	$—	$98	$—	$—
Foreign currency exchange contracts	—	8	—	—	84	—
Total liabilities	$7	$8	$—	$98	$84	$—

The table below presents the change in fair value measurements for our interest-only securities that used significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Balance, beginning of period	$3	$52	$12	$43
Net gains for the period:
Increase due to securitization gains on sale of finance receivables	—	21	—	42
Change in value recognized in Finance revenues	—	—	—	1
Change in value recognized in other comprehensive income	2	(2)	(1)	—
Impairments recognized in earnings	(2)	—	(8)	—
Collections	—	(18)	—	(33)
Balance, end of period	$3	$53	$3	$53

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents those assets that are measured at fair value on a nonrecurring basis that had fair value measurement adjustments in 2009.   These assets were measured using significant unobservable inputs (Level 3) and include the following as of July 4, 2009:
(In millions)
Finance group
Finance receivables held for sale	$613
Impaired loans	451
Retained interests in securitizations, excluding interest-only securities	110
Other assets	75

Finance Receivables Held for Sale - Finance receivables held for sale are recorded at the lower of cost or fair value.  We recorded a $12 million increase to the valuation allowance for the held for sale portfolio to reflect changes in fair value in the first half of 2009, of which $11 million was recorded in the second quarter of 2009.  There was no change to the methodology used to determine fair value for these receivables during 2009. See Note 7: Accounts Receivable, Finance Receivables and Securitizations, regarding the change in classification of certain finance receivables from held for sale to held for investment in 2009.

Impaired Loans - Loan impairment is measured by comparing the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent, to its carrying amount. If the carrying amount is higher, we establish a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans and the underlying collateral, which may differ from actual results. The measurement of required reserves on these loans is largely dependent on significant unobservable inputs including the fair value of the underlying collateral, which are determined utilizing either appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. Fair market value adjustments totaled $85 million in the second quarter of 2009 and $117 million in the first half of 2009, primarily related to initial fair value adjustments for loans impaired during the respective period.

Retained Interests in Securitizations, Excluding Interest-only Securities - Retained interests in securitizations represent our subordinated interest in finance receivables sold to qualified special purpose trusts.  The portion of our retained interests related to interest-only securities is recorded at fair value on a recurring basis, while the remaining retained interests are recorded at fair value on a nonrecurring basis.  We estimate fair value upon the initial recognition of the retained interest based on the present value of expected future cash flows using our best estimates of key assumptions – credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved.  These inputs are classified as Level 3 since they reflect our own judgment regarding the assumptions market participants would use in pricing these assets based on the best information available in the circumstances as there is no active market for these assets.

We review the fair values of the retained interests using a discounted cash flow model and updated assumptions, and compare such amounts with the carrying value.  At July 4, 2009, the key economic assumptions used in measuring the retained interests related to the distribution finance revolving securitization included an annual rate for expected credit losses of 2.85%, a monthly payment rate of 12.1% and a residual cash flow discount rate of 12.9%. Net charge-offs as a percentage of distribution finance receivables was 3.81% for first half of 2009, compared with 1.94% for the full year of 2008.   The 60+ days contractual delinquency percentage for distribution finance receivables was 5.74% and 2.08% at July 4, 2009 and January 3, 2009, respectively.

During the second quarter of 2009, we recognized a $31 million other-than-temporary impairment of our retained interests, excluding interest-only securities.  Of this amount,  $18 million was charge to income primarily due to credit losses, representing a decrease in cash flows expected to be collected on these interests for the distribution finance revolving securitization.  The remaining $13 million impairment charge was recognized in other comprehensive income as it is attributable to an increase in market discount rates.  Since we have the intent and ability to hold these retained interests to maturity, changes in market discount rates do not affect our ultimate realization of our investment.

Other assets - Other assets include repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables.  The fair value of repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables is determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models.  For repossessed assets and properties, which are considered assets held for sale, if the carrying amount of the asset is higher than the estimated fair value, we record a corresponding charge to income for the difference.  For operating assets received in satisfaction of troubled finance receivables, if the sum of the undiscounted cash flows is estimated to be less than the carrying value, we record a charge to income for any shortfall between estimated fair value and the carrying amount.  Fair value measurements recorded during the three and six months ended July 4, 2009 on these assets resulted in an $18 million and $22 million charge, respectively, recorded to Finance revenues in the Consolidated Statement of Operations.

In connection with the cancellation of the Citation Columbus development program, we recorded a $43 million in impairment charge to write off capitalized costs related to tooling and a partially-constructed manufacturing facility, which we no longer consider to be recoverable.  The fair value of the remaining assets was determined using Level 3 inputs and was less than $1 million.  See Note 2: Special Charges for more detail regarding these charges.

Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	July 4, 2009		January 3, 2009
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt	$(3,265)	$(2,954)	$(2,438)	$(2,074)
Finance group
Finance receivables held for investment	5,615	4,747	5,665	4,828
Retained interest in securitizations, excluding interest only securities	6	6	188	178
Investment in other marketable securities	80	60	95	78
Debt	(7,057)	(6,087)	(7,388)	(6,507)

In accordance with disclosure requirements, debt and finance receivables held for investment in the table above exclude leases. Fair value for the Manufacturing group debt is determined using market observable data for similar transactions. We utilize the same valuation methodologies to determine the fair value estimates for finance receivables held for investment as used for finance receivables held for sale.

In the second quarter of 2009, certain retained interests in securitizations were recorded at fair value as discussed in the preceding section and, accordingly, are not reflected in the above table.

Investments in other marketable securities represent notes receivable issued by securitization trusts that purchase timeshare notes receivable from timeshare developers. These notes are classified as held-to-maturity and are held at cost. The estimate of fair value was based on observable market inputs for similar securitization interests in markets that are currently inactive.

At July 4, 2009 and January 3, 2009, approximately 63% and 82%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions. The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations.

Note 13: Derivatives

Fair Value Hedges
Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates. By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows.

Cash Flow Hedges
We experience variability in the cash flows we receive from our Finance group’s investments in interest-only securities due to fluctuations in interest rates. To mitigate our exposure to this variability, our Finance group enters into interest rate exchange, cap and floor agreements. The combination of these instruments converts net residual floating-rate cash flows expected to be received by our Finance group to fixed-rate cash flows. Changes in the fair value of these instruments are recorded net of the income taxes in other comprehensive income (OCI).

Our exposure to loss from nonperformance by the counterparties to our derivative agreements at July 4, 2009 is minimal. We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due. We have historically minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A. The recent uncertainty in the financial markets has negatively affected the bond ratings of all of our counterparties, and we continuously monitor our exposures to ensure that we limit our risks. The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities created in the normal course of business. We primarily utilize forward exchange contracts and purchased options with maturities of no more than 18 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At July 4, 2009, we had a deferred gain of $4 million in OCI related to these cash flow hedges, which we expect to reclassify into earnings in the next 18 months as the underlying transactions occur.

Net Investment Hedges
We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. Currency effects on the effective portion of these hedges, which are reflected in the cumulative translation adjustment account within OCI, produced a $33 million after-tax loss, leaving an accumulated net loss balance of $17 million.  We recorded a $1 million after tax gain in selling and administrative expenses in the first half of 2009 on the ineffective portion of these hedges.

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

Fair Values of Derivative Instruments
	Assets		Liabilities
(In millions)	July 4, 2009	January 3, 2009	July 4, 2009	January 3, 2009
Derivatives designated as hedging instruments
Fair value hedges
Finance group
Interest rate exchange contracts	$65	$112	$(12)	$(7)
Total fair value hedges	65	112	(12)	(7)
Cash flow hedges
Manufacturing group
Foreign currency exchange contracts	18	2	(8)	(41)
Forward contracts for Textron Inc. stock	—	—	(7)	(98)
Finance group
Cross-currency interest rate exchange contracts	12	21	(1)	(1)
Total cash flow hedges	30	23	(16)	(140)
Total derivatives designated as hedging instruments	$95	$135	$(28)	$(147)
Derivatives not designated as hedging instruments
Manufacturing group
Foreign currency exchange contracts	$7	$—	$—	$(43)
Finance group
Foreign currency exchange contracts	—	—	(7)	—
Interest rate exchange contracts	—	—	—	(13)
Total derivatives not designated as hedging instruments	$7	$—	$(7)	$(56)

The fair values of derivative instruments for the Manufacturing group are included in either other current assets or accrued liabilities on our Consolidated Balance Sheets. For the Finance group, they are included in either other assets or other liabilities.

The effect of derivative instruments designated as fair value hedges is recorded in the Consolidated Statements of Operations.  The gain (loss) for each respective period is provided in the following table:
		Three Months Ended		Six Months Ended
(In millions)	Gain (Loss) Location	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Finance group
Interest rate exchange contracts	Interest expense, net	$(19)	$(37)	$(15)	$13
Interest rate exchange contracts	Finance charges	8	1	6	(1)

For our cash flow hedges, the amount of gain (loss) reclassified from accumulated other comprehensive income into income (the effective portion) is provided in the following table:
		Three Months Ended		Six Months Ended
(In millions)	Gain (Loss) Location	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Manufacturing group
Foreign currency exchange contracts	Cost of sales	$(4)	$1	$(9)	$4
Forward contracts for Textron Inc. stock	Selling and administrative	(2)	2	(4)	6

The amount of ineffectiveness on our fair value and cash flow hedges is insignificant.  The amount of gain (loss) in accumulated other comprehensive income (the effective portion) at the end of each period is provided below:

(In millions)	July 4, 2009	June 28, 2008
Manufacturing group
Foreign currency exchange contracts	$8	$21
Forward contracts for Textron Inc. stock	(4)	—

We also enter into certain foreign currency derivative instruments that do not meet hedge accounting criteria and primarily are intended to protect against exposure related to intercompany financing transactions. For these instruments, the Manufacturing group reported a gain in selling and administrative expenses of $8 million and $25 million for the three and six months ended July 4, 2009, respectively, and a loss of $2 million and $10 million for the three and six months ended June 28, 2008.  Our Finance group, reported a loss of $52 million in selling and administrative expenses for the three and six months ended July 4, 2009 and a $3 million loss for the six months ended June 28, 2008.

Note 14:  Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  This standard eliminates the concept of a qualifying special-purpose entity (QSPE) and its exclusion from consolidation by the primary beneficiary in that variable interest entity (VIE) or the transferor of financial assets to the VIE.  The new accounting guidance also requires that former QSPEs be reevaluated for consolidation.  This standard is effective beginning in the first quarter of 2010 and early application is prohibited.  The adoption of this standard may result in the consolidation of our off-balance sheet securitization trusts, which hold our securitized finance receivables and debt.  As our off balance-sheet securitization trusts are winding down in conjunction with our liquidation plan, we are currently assessing the impact the adoption of this standard may have on our financial position, results of operations and liquidity when we are required to adopt it next year.

Also in June 2009, the FASB Issued SFAS No. 167, “Amendments to FASB Interpretation No 46(R).”  This standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. This standard is effective beginning in the first quarter of 2010 and early application is prohibited.  The adoption of this standard is not expected to have any significant impact on our financial position or results of operations.

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

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
REVENUES
MANUFACTURING:
Cessna	$871	$1,501	$1,640	$2,747
Bell	670	698	1,412	1,272
Textron Systems	477	467	895	986
Industrial	508	841	983	1,594
	2,526	3,507	4,930	6,599
FINANCE	86	177	208	391
Total revenues	$2,612	$3,684	$5,138	$6,990
SEGMENT OPERATING PROFIT
MANUFACTURING:
Cessna (a)	$48	$262	$138	$469
Bell	72	68	141	121
Textron Systems	55	60	107	127
Industrial	12	44	3	85
	187	434	389	802
FINANCE	(99)	13	(165)	55
Segment profit	88	447	224	857
Special charges	(129)	—	(161)	—
Corporate expenses and other, net	(45)	(43)	(80)	(84)
Interest expense, net for Manufacturing group	(34)	(29)	(62)	(59)
Income (loss) from continuing operations before income taxes	$(120)	$375	$(79)	$714

(a)	During the first quarter of 2009, we sold the assets of CESCOM, Cessna’s aircraft maintenance tracking service line, resulting in a pre-tax gain of $50 million.

Item 1A.	RISK FACTORS

Our business, financial condition and results of operations are subject to various risks, including the following risk factor as well as the risk factors discussed in our Annual Report on Form 10-K for the year ended January 3, 2009 and those additional and updated risk factors discussed in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009, all of which should be carefully considered by investors in our securities.  The risks discussed in our SEC filings are those that we believe currently are the most significant, although additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.

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

Our credit facility also contains a cross-default provision which would trigger an event of default thereunder if we fail to pay or otherwise have a continued default under other indebtedness of Textron or any of our subsidiaries, other than any of our subsidiaries that are primarily engaged in the business of a finance company, of over $100 million.  Similarly, the supplemental indenture governing our convertible notes contains a cross-default provision which would trigger an event of default thereunder if we fail to pay or otherwise have a continued default under other indebtedness of Textron or any of our subsidiaries, other than TFC or its subsidiaries, of over $100 million.  Therefore, Cessna Finance Export Corporation, the newly-formed indirect subsidiary of Textron Inc. which is the borrower under the Ex-Im Bank Facility we entered into on July 14, 2009, would be included within the cross-default provision of the supplemental indenture for the convertible notes, although not within the similar provision in our credit facility.  As a result, a failure to pay or a continued default under the Ex-Im Bank Facility, if the outstanding balance thereunder exceeded $100 million, could give rise to an event of default with respect to our convertible notes.

In addition, a bankruptcy or monetary judgment in excess of $100 million against us or any of our subsidiaries which accounts for more than 5% of our consolidated revenues or our consolidated assets, including our finance subsidiaries, would also result in an event of default under our credit facility, and a bankruptcy against us or any of our non-finance “significant subsidiaries” (within the meaning of the SEC’s rules) would also result in an event of default under the indenture governing our convertible notes.

Our failure to comply with material provisions or covenants in the credit facility or the indentures, or the failure of certain of our subsidiaries to comply with their debt agreements, could have a material adverse effect on our liquidity, results of operations and financial condition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues

Revenues decreased $1.1 billion, 29% and $1.9 billion, 27% in the second quarter and first half of 2009, respectively, compared with the corresponding periods of 2008.  Lower volumes at Cessna accounted for approximately 60% of the revenue decrease in both periods, and were primarily due to reductions in business jet and other aircraft volume, reflecting the impact of order cancellations and reduced demand.  The economic recession has also negatively impacted the automotive, construction and golf industries resulting in lower volume at the Industrial segment, which accounted for approximately 30% of the total revenue decrease for both periods.  In addition, lower revenues for the Finance segment accounted for approximately 10% of the total revenue decrease for both periods, primarily due to discounts taken on the sale or early termination of finance assets and impairment charges associated with repossessed aircraft.

Cost of Sales

Cost of sales as a percentage of Manufacturing revenues was 83.2% for the second quarter of 2009, compared with 79.1% for the second quarter of 2008.  For the first half of 2009, cost of sales as a percentage of Manufacturing revenues was 83.2%, compared with 78.9% for the first half of 2008.  Cost of sales increased in 2009 primarily due to the impact of lower production levels and temporary plant shutdowns at Cessna and Industrial, resulting in increased conversion costs and idle capacity, along with writedowns at Cessna.

 Selling and Administrative Expense

Selling and administrative expense decreased $53 million, 13%, in the second quarter of 2009 and $98 million, 13%, in the first half of 2009, compared with corresponding periods of 2008.  In the second quarter of 2009, approximately $33 million of this decrease is due to lower sales commissions at Cessna as a result of lower sales, $18 million is due to lower compensation costs resulting from workforce reductions and furlough programs throughout the company and $11 million is due to lower professional service and travel costs due to cost reduction efforts.  In the first half of 2009, approximately $60 million of this decrease is due to lower sales commissions at Cessna as a result of lower sales, $26 million is due to lower compensation costs resulting from workforce reductions and furlough programs throughout the company and $20 million is due to lower professional service and travel costs due to cost reduction efforts.

Interest Expense, net

Interest expense, net includes interest for both the Finance group and the Manufacturing group.  For the second quarter of 2009, interest expense, net decreased $26 million, 26%, compared with the second quarter of 2008, primarily due to reduced debt in the Finance segment as it continues to liquidate its portfolio and repay indebtedness with a portion of the proceeds.  Interest expense, net for the Manufacturing group increased $5 million, 17%, largely due to $10 million in interest on the 4.50% Convertible Senior Notes issued in the second quarter of 2009, partially offset by the lower rates on borrowings from our bank lines of credit compared to 2008.  Interest expense for the Finance group is included within segment profit.

In the first half of 2009, interest expense, net decreased $59 million, 27%, compared with the first half of 2008, primarily due to reduced debt in the Finance segment as it continues to liquidate its portfolio and repay indebtedness with a portion of the proceeds. Interest expense, net for the Manufacturing group increased $3 million, 5%, partially due to $10 million in interest on the 4.50% Convertible Senior Notes issued in the second quarter of 2009, partially offset by the lower rates on borrowings from our bank lines of credit compared to 2008.

Special Charges

In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company, which includes corporate and segment direct and indirect workforce reductions and streamlining of administrative overhead, and announced the exit of portions of our commercial finance business.  This program was expanded in the first half of 2009 to include additional workforce reductions, primarily at Cessna, and the cancellation of the Citation Columbus development project.  We expect to eliminate approximately 10,000 positions worldwide representing approximately 23% of our global workforce at the inception of the program.  As of July 4, 2009, we have exited 11 owned and leased facilities and plants under this program.

Restructuring costs by segment are as follows:

(In millions)	Severance Costs	Curtailment Charges, Net	Contract Terminations	Asset Impairments	Total Restructuring
Three Months Ended July 4, 2009
Cessna	$38	$26	$1	$52	$117
Industrial	4	(4)	1	—	1
Finance	4	1	—	—	5
Corporate	3	—	—	—	3
Textron Systems	1	2	—	—	3
	$50	$25	$2	$52	$129
Six Months Ended July 4, 2009
Cessna	$64	$26	$1	$52	$143
Industrial	5	(4)	1	—	2
Finance	6	1	1	—	8
Corporate	5	—	—	—	5
Textron Systems	1	2	—	—	3
	$81	$25	$3	$52	$161

We recorded net curtailment charges of $25 million for our pension and other postretirement benefit plans in the second quarter of 2009, as our analysis of the impact of workforce reductions on these plans indicated that curtailments had occurred and the amounts could be reasonably estimated. These net curtailment charges are based primarily on the headcount reductions through the end of the second quarter.  The curtailment charge for the pension plan is primarily due to the recognition of prior service costs that were previously being amortized over a period of years.  We will continue to evaluate additional workforce reductions as they take place to assess additional potential curtailments that may occur.

Asset impairment charges include a $43 million charge recorded in the second quarter of 2009 to write off assets related to the Citation Columbus development project.  Due to the prevailing adverse market conditions and after analysis of the business jet market related to the product offering, Cessna formally cancelled the Citation Columbus development project in the second quarter of 2009.  Cessna began this project in early 2008 for the development of an all-new, wide-bodied, eight-passenger business jet designed for international travel that would extend Cessna’s product offering as its largest business jet to date.  This development project had capitalized costs related to tooling and a partially-constructed manufacturing facility of which $43 million is considered not to be recoverable.

Since inception of the program, we have incurred $225 million in restructuring costs with $124 million in severance, $72 million in non-cash asset impairment charges, $25 million in net pension and other postretirement benefit plan curtailment non-cash charges and $4 million in contract termination costs.  Of these amounts, $148 million was incurred at Cessna, $35 million in the Finance segment, $27 million in the Industrial segment, $11 million at Corporate and $4 million at Textron Systems.  We estimate that we will incur approximately $40 million in additional pre-tax restructuring costs in 2009 that will result in future cash outlays, primarily attributable to severance payments related to additional workforce reductions throughout the company.  We expect that the program will be substantially completed by the end of 2009.

Income Taxes

A reconciliation of the federal statutory income tax rate (benefit) to the effective income tax rate for continuing operations is provided below:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Federal statutory income tax rate (benefit)	(35.0)%	35.0%	(35.0)%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	4.0	0.3	4.5	1.2
Valuation allowance on contingent receipts	—	—	(8.5)	—
Foreign tax rate differential	(3.2)	(4.4)	(12.1)	(5.1)
Manufacturing deduction	(1.4)	(1.4)	(2.1)	(1.4)
Equity hedge expense (income)	(0.2)	1.1	5.1	2.2
Tax contingencies and related interest	(2.0)	3.8	(12.1)	2.6
Research credit	(7.4)	—	(11.2)	—
Other, net	(3.1)	(1.1)	(4.5)	(1.0)
Effective income tax rate	(48.3)%	33.3%	(75.9)%	33.5%

In the first half of 2009, the effective tax rate changed significantly compared with 2008 primarily attributable to the adoption, for Canadian tax purposes, of the U.S. dollar as the functional currency for one of our wholly-owned Canadian subsidiaries, a reduction in unrecognized tax benefits due to the recognition of a capital gain in connection with the sale of CESCOM and a reduction in a valuation allowance related to contingent payments on a prior year transaction.

Backlog

Our aircraft and defense business backlog totaled $16.0 billion at July 4, 2009 and was primarily comprised of the following:
(In millions)	July 4, 2009	January 3, 2009
Bell	$5,887	$6,192
Textron Systems	1,975	2,192
Cessna	8,167	14,530

Backlog at Cessna represents firm orders from customers who have made deposits to purchase aircraft in the future. We work with our customers to provide estimated delivery dates, which may be adjusted based on the customers’ needs or our production schedule, but do not establish definitive delivery dates until approximately six months before expected delivery.  There is considerable uncertainty as to when backlog will convert to revenues as the conversion depends on production capacity, customer needs and credit availability; these factors may also be impacted by the economy and public perceptions of private corporate jet usage.  Therefore, while backlog is an indicator of future revenues, we cannot reasonably estimate the year each order in backlog will ultimately result in revenues and cash flows.

In the second quarter of 2009, Cessna decided to formally cancel the development of the Citation Columbus.  The decrease in backlog at Cessna includes $2.1 billion attributable to orders for the Citation Columbus aircraft that were cancelled in the second quarter of 2009, along with cancellations of other business jet orders due to the economic recession.  We have continued to experience cancellations since the end of the first quarter of 2009 and expect ongoing volatility in our Cessna backlog until economic conditions stabilize.

Discontinued Operations

On April 3, 2009, we sold HR Textron, an operating unit previously reported within the Textron Systems segment, for $376 million in cash.  The sale resulted in an after-tax gain of $7 million and net after-tax proceeds of approximately $275 million.

In November 2008, we completed the sale of our Fluid & Power business unit and received approximately $527 million in cash, a six-year note with a face value of $28 million and may receive up to $50 million based on final 2008 operating results that would be primarily payable in a six-year note.  During the first quarter of 2009, the final settlement of this transaction was extended until later this year.

Results of our discontinued businesses are as follows:
	Three Months Ended		Six Months Ended
(In millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenue	$—	$236	$48	$447
Income (loss) from discontinued operations before income taxes	$—	$14	$(1)	$25
Income tax expense (benefit)	(4)	6	(41)	11
	4	8	40	14
Gain on sale, net of income taxes	—	—	7	—
Income from discontinued operations, net of income taxes	$4	$8	$47	$14

In the first half of 2009, we had a $34 million tax benefit from the reduction in tax contingencies as a result of the HR Textron sale and a valuation allowance reversal on a previously established deferred tax asset.

Segment Analysis

Segment profit is an important measure used to evaluate performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges.  The measurement for the Finance segment includes interest income and expense and excludes special charges.

Cessna
	Three Months Ended		Six Months Ended
(In millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues	$871	$1,501	$1,640	$2,747
Segment profit	48	262	138	469

The deterioration in the global economy over the past nine months has significantly impacted the business jet market as evidenced by a decline in new aircraft orders and an increase in order cancellations.  Lower demand has also resulted in increased inventory levels of new and pre-owned aircraft. In response to these conditions, Cessna has made several reductions to its aircraft production schedule to align output with customer demand. Cessna has reduced its headcount by 7,600 employees through the end of the second quarter of 2009 and has exited or announced a plan to exit some of its facilities.  See the Special Charges section regarding this restructuring program, including cancellation of the Citation Columbus development program in the second quarter of 2009.

Second Quarter of 2009
Cessna’s revenues decreased $630 million in the second quarter of 2009, compared with the corresponding period of 2008, primarily due to lower volume in business jets and other aircraft reflecting the impact of order cancellations and decreased demand.  We delivered 84 jets in the second quarter of 2009, compared with 117 jets in the corresponding period of 2008, resulting in a $493 million reduction in revenues.  Volume also declined for spare parts, product support and maintenance activities due to lower aircraft utilization, largely as a result of the economic recession, which lowered revenues by $57 million.  CitationShares volume decreased $24 million primarily due to lower demand.

Cessna’s segment profit decreased $214 million in the second quarter of 2009, compared with the corresponding period of 2008, primarily due to the $220 million impact of lower volumes, which includes lower sales commissions.  Segment profit was also impacted by a $38 million increase in writedowns of pre-owned aircraft inventory, reflecting lower fair market values due to an excess supply on the market, and $12 million due to idle capacity related to lower production levels and temporary plant shutdowns.  These decreases were partially offset by $38 million in forfeiture income from order cancellations and $30 million in lower engineering, selling and administrative expense largely due to the workforce reduction over the first half of 2009.

First half of 2009
In the first half of 2009, Cessna’s revenues decreased $1,107 million compared with the corresponding period of 2008, primarily due to lower volume in business jets and other aircraft reflecting the impact of order cancellations and decreased demand.  We delivered 153 jets in the first half of 2009, compared with 212 jets in the corresponding period of 2008, resulting in an $897 million reduction in revenues.  Volume also declined for spare parts, product support and maintenance activities due to lower aircraft utilization, largely as a result of the economic recession, which lowered revenues by $86 million.  CitationShares volume decreased $45 million primarily due to lower demand.

In the first half of 2009, Cessna’s segment profit decreased $331 million compared with the corresponding period of 2008, primarily due to a $396 million impact from lower sales volume, which includes lower sales commissions, partially offset by a $50 million gain on the sale of assets in the first quarter and $15 million in pricing in excess of inflation.  The gain on the sale of assets relates to CESCOM, which provided maintenance tracking services to Cessna’s customers.  Segment profit was also impacted by a $50 million increase in writedowns of pre-owned aircraft inventory, reflecting lower fair market values due to an excess supply on the market, and $12 million due to idle capacity related to lower production levels.  These decreases were partially offset by $50 million in forfeiture income from order cancellations and $27 million in lower engineering, selling and administrative expense largely due to the workforce reduction over the first half of 2009.

Bell
	Three Months Ended		Six Months Ended
(In millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues	$670	$698	$1,412	$1,272
Segment profit	72	68	141	121

Second Quarter of 2009
Bell’s revenues have decreased $28 million in the second quarter of 2009, compared with the corresponding period of 2008.  While overall unit volume for commercial helicopters increased, a change in product mix lowered revenues by $34 million.  In addition, the ARH program contributed $20 million to the revenue decrease as this program was cancelled in 2008.  These decreases were partially offset by increased pricing of $20 million, primarily for certain commercial helicopters and spares and support.

Bell’s segment profit increased by $4 million in the second quarter of 2009, compared with the corresponding period of 2008, primarily due to higher pricing in excess of inflation of $11 million and increased royalty income of $5 million,  partially offset by an increase in costs related to the termination of certain commercial models of $8 million and the impact of the change in product mix of commercial helicopters.

On June 13, 2009, almost 2,500 manufacturing employees at Bell’s Fort Worth, Texas plant went on strike after rejecting a new three-year contract, principally over healthcare changes.  The impact of the strike on segment profit for the quarter was not significant and the strike was subsequently settled in July.

First half of 2009
In the first half of 2009, Bell’s revenues have increased $140 million compared with the corresponding period of 2008, primarily due to increased volumes of $101 million and improved pricing of $39 million.  The volume increase primarily relates to a $75 million increase in the V-22 program, $21 million in Huey II Kits and $19 million in the Kiowa Warrior Safety Enhancement Program, partially offset by a $29 million decrease attributed to the ARH program, which was cancelled in 2008.

In the first half of 2009, Bell’s segment profit increased by $20 million compared with the corresponding period of 2008, primarily due to higher pricing in excess of inflation of $20 million and higher volume of $15 million, partially offset by $16 million in unfavorable cost performance.  The unfavorable cost performance includes higher product development costs for the 429 program of $10 million and an increase in costs related to the termination of certain commercial models of $8 million.

Textron Systems
	Three Months Ended		Six Months Ended
(In millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues	$477	$467	$895	$986
Segment profit	55	60	107	127

Second Quarter of 2009
Textron Systems’ revenue increased $10 million in the second quarter of 2009, compared with the corresponding period of 2008, primarily due to higher net volume.  Sensor-Fused Weapon (SFW) volume increased $35 million, largely due to deliveries made under a contract in the second quarter of 2009 for which there were no deliveries in the second quarter of 2008, and volume in our training and simulation systems business increased $18 million primarily due to timing of deliveries in the first two quarters of 2009.  These increases were partially offset by lower aircraft engine volume of $25 million, which is due to the decline in aircraft production as aircraft manufacturers cut production levels in response to lower demand, and lower Armored Security Vehicle (ASV) aftermarket volume of $15 million.  The lower aftermarket volume for the ASV is primarily due to upgrade kits sold in 2008 for ASVs already in the field; for 2009, the capabilities of these kits have been incorporated into the new ASV design.

Textron Systems’ segment profit decreased by $5 million in the second quarter of 2009, compared with the corresponding period of 2008, primarily due to the $14 million impact of lower aircraft engine volume, including idle facility costs resulting from lower production, and inflation in excess of higher pricing of $10 million, partially offset by an $11 million impact from higher SFW volume and improved cost performance of $10 million.

First Half of 2009
In the first half of 2009, Textron Systems’ revenue decreased $91 million compared with the corresponding period of 2008, primarily due to lower net volume.  Aircraft engine volume decreased $45 million, largely due to the decline in aircraft production as aircraft manufacturers cut production levels in response to lower demand, Unmanned Aircraft Systems (UAS) volume decreased $39 million, which reflects the slippage of units from the fourth quarter of 2007 into the first quarter of 2008, and ASV aftermarket volume decreased $16 million, primarily due to the upgrade kits discussed above.  These decreases were partially offset by higher SFW volume of $34 million, largely due to deliveries made under a contract in the second quarter of 2009 for which there were no deliveries in the second quarter of 2008.

In the first half of 2009, Textron Systems’ segment profit decreased by $20 million compared with the corresponding period of 2008, primarily due to the $23 million impact of lower aircraft engine volume, including idle facility costs resulting from lower production, and inflation in excess of higher pricing of $20 million, partially offset by improved cost performance of $26 million.  Improved cost performance includes $9 million in improved labor efficiencies in the UAS program and $7 million for our aircraft engine business related to a settlement received in the first quarter of 2009 and the reversal of a reserve for an expired service bulletin.

Industrial
	Three Months Ended		Six Months Ended
(In millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues	$508	$841	$983	$1,594
Segment profit	12	44	3	85

Second Quarter of 2009
The deterioration of the global economy over the past nine months, particularly in the automotive, construction and golf markets, has negatively impacted our industrial businesses, which have experienced a significant decline in demand. Revenues for the Industrial segment decreased $333 million in the second quarter of 2009, compared with the corresponding period of 2008, primarily due to lower volumes of $305 million and an unfavorable foreign exchange impact of $35 million, largely due to fluctuations with the Euro.

The Industrial segment’s profit decreased $32 million in the second quarter of 2009, compared with the corresponding quarter of 2008, primarily due to lower volume of $88 million and unfavorable product sales mix of $12 million, primarily in the golf-related businesses, partially offset by improved cost performance of $60 million.  Cost performance has improved largely due to significant efforts made to reduce costs through workforce reductions, employee furloughs, temporary plant shutdowns and lower engineering, selling and administrative costs.

First Half of 2009
In the first half of 2009, revenues for the Industrial segment decreased $611 million, compared with the first half of 2008, primarily due to lower volume of $565 million reflecting lower demand due to the economic recession and an unfavorable foreign exchange impact of $69 million, largely due to fluctuations with the Euro, partially offset by $17 million in higher pricing.

In the first half of 2009, the Industrial segment’s profit decreased $82 million compared with the first half of 2008, primarily due to lower volume of $178 million, partially offset by improved cost performance of $82 million and higher pricing of $17 million.  Cost performance has improved largely due to significant efforts made to reduce costs through workforce reductions, employee furloughs, temporary plant shutdowns and lower engineering, selling and administrative costs.

Finance
	Three Months Ended		Six Months Ended
(In millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues	$86	$177	$208	$391
Segment profit (loss)	(99)	13	(165)	55

Second Quarter of 2009
Revenues for the Finance group decreased $91 million and segment profit decreased $112 million in the second quarter of 2009, compared with the corresponding quarter of 2008, primarily due to the following:

(In millions)	Revenue	Segment Profit
Portfolio losses	$(47)	$(47)
Increase in provision for loan losses	—	(47)
Lower market interest rates	(23)	5
Higher impairments of retained interests in securitization	(20)	(20)
Lower securitization gains	(20)	(20)
Lower other income	(17)	(17)
Revenue impact of lower average finance receivables of $588 million	(10)	(10)
Gains on debt extinguishment	37	37
Benefit from variable-rate receivable interest rate floors	12	12

Portfolio losses for the second quarter of 2009 include discounts taken on the sale or early termination of finance assets, including discounts associated with the liquidation of distribution finance and golf mortgage receivables of $30 million and impairment charges of $13 million associated with repossessed aircraft.  Other income decreased due to an $11 million increase to the valuation allowance for the held for sale portfolio to reflect changes in fair value.

The higher provision for loan losses for the second quarter of 2009 was primarily the result of a $32 million specific reserve established on one automobile manufacturer lease within the structured finance portfolio, a $23 million increase in the captive finance portfolio related to a significant increase in delinquent accounts and declining aircraft values, and a $21 million increase in the resort finance portfolio, reflecting the lack of liquidity available to borrowers in this industry. The impact of these increases was partially offset by $12 million in specific reserving actions taken on two accounts in 2008.  Net charge-offs as a percentage of average finance receivables held for investment were 1.33% and 0.89% for the second quarter of 2009 and 2008, respectively.

First Half of 2009
Finance segment revenues decreased $183 million and segment profit decreased $220 million in the first half of 2009, compared with the first half of 2008, primarily due to the following:

(In millions)	Revenue	Segment Profit
Portfolio losses	$(62)	$(62)
Lower market interest rates	(62)	10
Increase in provision for loan losses	—	(96)
Higher impairments of retained interests in securitization	(26)	(26)
Lower securitization gains	(41)	(41)
Lower other income	(28)	(28)
Revenue impact of lower average finance receivables of $488 million	(17)	(17)
Gains on debt extinguishment	39	39
Benefit from variable-rate receivable interest rate floors	28	28

Portfolio losses for the first half of 2009 include discounts taken on the sale or early termination of finance assets, including discounts associated with the liquidation of distribution finance and golf mortgage receivables of $32 million and impairment charges of $16 million associated with repossessed aircraft. Other income decreased due to a $12 million increase to the valuation allowance for the held for sale portfolio to reflect changes in fair value.

The higher provision for loan losses for the first half of 2009 was primarily the result of a $57 million increase in the captive finance portfolio related to a significant increase in delinquent accounts and declining aircraft values, a $50 million increase in the resort finance portfolio, reflecting the lack of liquidity available to borrowers in this industry and a $32 million specific reserve established in the second quarter on one automobile manufacturer lease within the structured finance portfolio. The impact of these increases was partially offset by $27 million in specific reserving actions taken on two accounts in 2008. Net charge-offs as a percentage of average finance receivables held for investment were 2.03% and 0.68% for the first half of 2009 and 2008, respectively.

The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment.  Finance receivables held for sale are reflected at fair value on the Consolidated Balance Sheets.  As a result, finance receivables held for sale are not included in the credit performance statistics below.

(Dollars in millions)	July 4, 2009	January 3, 2009
Nonaccrual finance receivables	$683	$277
Allowance for losses	$284	$191
Ratio of nonaccrual finance receivables to finance receivables held for investment	10.04%	4.01%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables held for investment	41.58%	68.90%
Ratio of allowance for losses on finance receivables to finance receivables held for investment	4.18%	2.76%
60+ days contractual delinquency as a percentage of finance receivables	6.62%	2.59%
Repossessed assets and properties	$75	$70
Operating assets received in satisfaction of troubled finance receivables	$192	$84

The increase in nonaccrual finance receivables is primarily attributable to $271 million in resort finance as a result of the lack of liquidity available to borrowers in that industry, $74 million in captive finance, primarily due to a significant increase in delinquent accounts and weakening aircraft values, $51 million in distribution finance and $32 million in structured capital portfolios.  We expect nonaccrual finance receivables to liquidate more slowly than our performing finance receivables, and believe that the percentage of nonaccrual finance receivables to finance receivables held for investment generally will continue to increase as we execute our liquidation plan under the current economic conditions.

The ratio of allowance for losses to nonaccrual finance receivables held for investment decreased primarily as a result of the increase in resort and captive finance accounts for which specific reserves were either not established or established at a percentage of the outstanding balance based on our best estimate of loss upon a detailed review of our workout strategy and estimates of collateral value.

The increase in operating assets received in satisfaction of troubled finance receivables primarily reflects an increase in the number of golf courses whose ownership was transferred from the borrower to us and investments in real estate associated with leveraged leases that matured during the first half of the year.  We intend to operate and improve the performance of these properties prior to their eventual disposition.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  This standard eliminates the concept of a qualifying special-purpose entity (QSPE) and its exclusion from consolidation by the primary beneficiary in that variable interest entity (VIE) or the transferor of financial assets to the VIE.  The new accounting guidance also requires that former QSPEs be reevaluated for consolidation.  This standard is effective beginning in the first quarter of 2010 and early application is prohibited.  The adoption of this standard may result in the consolidation of our off-balance sheet securitization trusts, which hold our securitized finance receivables and debt.  As our off balance-sheet securitization trusts are winding down in conjunction with our liquidation plan, we are currently assessing the impact the adoption of this standard may have on our financial position, results of operations and liquidity when we are required to adopt it next year.

Also in June 2009, the FASB Issued SFAS No. 167, “Amendments to FASB Interpretation No 46(R).”  This standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. This standard is effective beginning in the first quarter of 2010 and early application is prohibited.  The adoption of this standard is not expected to have any significant impact on our financial position or results of operations.

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

Overview

We expect the economic uncertainty and capital market turbulence to continue throughout 2009. During the second quarter of 2009, we took several significant actions to improve our liquidity. In May 2009, we completed a concurrent public offering of 4.50% Convertible Senior Notes due 2013 and 23,805,000 shares of our common stock for total net proceeds of approximately $775 million. On July 14, 2009, a newly formed, wholly-owned finance subsidiary of Textron entered into a credit agreement with the Export-Import Bank of the United States which establishes a $500 million credit facility to provide funding to finance purchases of aircraft by non-U.S. buyers from Cessna and Bell.  The facility is structured to be available for financing sales to international customers who take delivery of new aircraft by December 2010.

In the fourth quarter of 2008, our Board of Directors approved a plan to exit all of the commercial finance business of the Finance segment, other than that portion of the business supporting customer purchases of Textron-manufactured products. We made the decision to exit this business due to continued weakness in the economy and in order to address our long-term liquidity position in light of continuing disruption and instability in the capital markets.  As of July 4, 2009, this exit plan applies to $5.4 billion of the Finance segment’s $8.6 billion managed receivable portfolio. The exit plan will be effected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years.

Under the exit plan, in 2009, we originally expected to reduce managed finance receivables by at least $2.6 billion, net of originations, of which approximately $2.0 billion must be used to pay down off-balance sheet securitized debt.  Most of the remainder of cash generated has been and will be utilized to repay a portion of the term debt issued by the Finance group that is maturing in 2009.  In the first half of 2009, we have already reduced managed finance receivables by $2.2 billion, primarily in the distribution finance and asset based lending portfolios.  Transfers from finance receivables to other assets related to repossessions, foreclosures or the maturity of leveraged leases with residual values represented $229 million of the managed finance receivable reduction; however, we also generated $194 million from the collection or sale of these assets and other investments in the first half of 2009.  We now expect to reduce managed finance receivables by at least $3.4 billion, net of originations, by the end of 2009.

In order to ensure that we have sufficient liquidity to repay our maturing debt obligations during the first quarter of 2010 and beyond, our focus continues to be on the maximization of cash flow through the following initiatives:

•	Liquidation of finance receivables, including selected sales of finance receivables held for sale by our Finance group, in accordance with our plan to exit our non-captive commercial finance business;
•	Realignment of production in our commercial manufacturing businesses to match lower expected demand;
•
Cost reduction activities, including reducing our workforce, freezing salaries and furloughs, plant/facility closures, curtailing most discretionary spending, and reducing most areas of discretionary capital spending;

•	Realignment of executive compensation targets to focus on cash efficiency; and
•	Reduction of working capital with a focus on inventory management.

We are continuing to explore other potential avenues of liquidity, including additional funding sources in the capital markets, and have been actively pursuing new financing structures for the Finance group, such as the $500 million credit facility with Export-Import Bank.  We are also continuing to pursue additional transfers of other existing funding obligations to new financing providers; during the second quarter, we transferred the rights to financing programs with two large manufacturers of lawn and garden products in the distribution finance business, which will reduce future originations.  Similarly, in early April we entered into a 3-year agreement with a financial service company to become a provider of financing for a portion of our sales of E-Z-GO golf cars.

During the first half of 2009, mostly during the second quarter, we repurchased $393 million of our Finance group’s debt prior to maturity resulting in early extinguishment gains of $39 million.  We intend to continually evaluate opportunities to strategically repurchase our outstanding debt, and that of our Finance group, if it is in our economic interest, depending on our cash needs and market conditions.

Depending on the success of the above cash flow initiatives and changes in external factors affecting the marketability and value of our assets, we may consider the sale of additional assets in the finance business. We believe that with the continued successful execution of the Finance group’s exit plan, combined with other liquidity actions discussed above and the cash we expect to generate from our manufacturing operations, we will have cash sufficient to meet our future liquidity needs.

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

The following table summarizes the Finance group’s liquidity position, including all managed finance receivables and both on- and off-balance sheet funding sources as of June 30, 2009, for the specified periods:

	Payments/Receipts Due by Period
(In millions)	Less than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 years	Total
Payments due: (1)
Multi-year bank lines of credit	$—	$—	$1,740	$—	$—	$—	$1,740
Other short-term debt	9	—	—	—	—	—	9
Term debt	2,253	1,382	53	578	31	159	4,456
Securitized on-balance sheet debt (2)	68	66	96	76	71	107	484
Subordinated debt	—	—	—	—	—	300	300
Securitized off-balance sheet debt (2)	1,161	5	—	—	—	31	1,197
Interest on borrowings (3)	132	82	61	41	29	78	423
Loan commitments	16	6	2	—	—	5	29
Operating lease rental payments	5	4	3	1	1	—	14
Total payments due	3,644	1,545	1,955	696	132	680	8,652
Cash and contractual receipts: (1)(4)
Finance receivable held for investment	1,625	1,302	1,121	828	491	1,582	6,949
Finance receivable held for sale	198	211	109	118	18	51	705
Securitized off-balance sheet finance receivables and cash receipts (2)	1,302	5	—	—	—	31	1,338
Interest receipts on finance receivables (3)	442	328	233	166	118	214	1,501
Operating lease rental receipts	27	22	18	13	7	16	103
Total contractual receipts	3,594	1,868	1,481	1,125	634	1,894	10,596
Cash	521	—	—	—	—	—	521
Total cash and contractual receipts	4,115	1,868	1,481	1,125	634	1,894	11,117
Net cash and contractual receipts (payments)	$471	$323	$(474)	$429	$502	$1,214	$2,465
Cumulative net cash and contractual receipts (payments)	$471	$794	$320	$749	$1,251	$2,465

(1)
Excludes cash which may be generated by the disposal of operating lease residual assets and other assets in addition to cash which may be used to pay future income taxes, accrued interest and other liabilities.

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

(3)
Interest payments and receipts reflect the current interest rate paid or received on the related debt and finance receivables.  They do not include anticipated changes in either market interest rates or changes in borrower performance, which could have an impact on the interest rate according to the terms of the related debt or finance receivable contract. The future receipt of interest we charge borrowers on finance receivables and payments of interest charged on debt obligations are excluded from this liquidity profile.

(4)
Finance receivable receipts are based on contractual cash flows only and do not reflect any reserves for uncollectible amounts. These receipts could differ due to sales, prepayments, charge-offs and other factors, including the inability of borrowers to repay the balance of the loan at the contractual maturity date. Finance receivable receipts on the held for sale portfolio represent the contractual balance of the finance receivables and therefore exclude the potential negative impact from selling the portfolio at the estimated fair value.

This liquidity profile, combined with the excess cash generated by our borrowing under committed bank lines of credit, is an indicator of the Finance group’s ability to repay outstanding funding obligations, assuming contractual collection of finance receivables, absent access to new sources of liquidity or origination of additional finance receivables.  On July 4, 2009, our Finance group also had $325 million in other liabilities, primarily accounts payable and accrued expenses, that are payable within the next 12 months.

At July 4, 2009, the Finance group had $643 million of unused commitments to fund new and existing customers under revolving lines of credit. These loan commitments generally have an original duration of less than three years, and funding under these facilities is dependent on the availability of eligible collateral and compliance with customary financial covenants. As these agreements may not be used to the extent committed or may expire unused, the total commitment amount does not represent future cash requirements. We also have ongoing customer relationships, including manufacturers and dealers in the Distribution Finance division, which do not contractually obligate us to provide funding, however, we may choose to fund certain of these relationships to facilitate an orderly liquidation and mitigate credit losses. Neither of these types of potential fundings is included as contractual obligations in the table above.

Bank Facilities and Other Sources of Capital

In February 2009, due to the unavailability of term debt and difficulty in accessing sufficient commercial paper on a daily basis, we drew the full amount available under our committed bank lines of credit. The $3.0 billion borrowed under the bank lines of credit is not due until April 2012.   The debt (net of cash)-to-capital ratio for our Manufacturing group was 40% at July 4, 2009, compared with 46% at January 3, 2009, and the gross debt-to-capital ratio at July 4, 2009 was 54%, compared with 52% at January 3, 2009.

We maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities, and the Finance group maintains an effective shelf registration statement that allows it to issue an unlimited amount of public debt securities.  On May 5, 2009, we issued $600 million of 4.50% Convertible Senior Notes (the “Notes”) under Textron Inc.’s registration statement. The Notes have a maturity date of May 1, 2013 and interest is payable semi-annually on May 1 and November 1.

The Notes are convertible, under certain circumstances, at the holder’s option, into shares of our common stock, at an initial conversion rate of 76.1905 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $13.125 per share. Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of Notes with any of the three following alternatives: (1) shares of our common stock, (2) cash, or (3) a combination of cash and shares of our common stock. The

Notes are convertible only under certain circumstances, which are described in Note 9 to the Consolidated Financial Statements.

The net proceeds from the issuance of the Notes totaled approximately $582 million after deducting discounts, commissions and expenses.  In connection with the issuance of the Notes, we entered into convertible note hedge transactions with two counterparties, including an underwriter and an affiliate of an underwriter, of the Notes, for purposes of reducing the potential dilutive effect upon the conversion of the Notes. The initial strike price of the convertible note hedge transactions is $13.125 per share of our common stock (the same as the initial conversion price of the Notes) and is subject to certain customary adjustments. The convertible note hedge transactions cover 45,714,300 shares of our common stock, subject to anti-dilution adjustments. We may settle the convertible note hedge transactions in shares, cash or a combination of cash and shares, at our option.  The cost of the convertible note hedge transactions was $140 million, which was recorded as a reduction to additional paid-in capital.  Separately and concurrently with entering into these hedge transactions, we entered into warrant transactions whereby we sold warrants to each of the hedge counterparties to acquire, subject to anti-dilution adjustments, an aggregate of 45,714,300 shares of common stock at an initial exercise price of $15.75 per share. The aggregate proceeds from the warrant transactions were $95 million, which was recorded as an increase to additional paid-in capital.

Concurrently with the offering and sale of the Notes, we also offered and sold to the public under the Textron Inc. registration statement 23,805,000 shares of our common stock for net proceeds of approximately $238 million, after deducting discounts, commissions and expenses.

Credit Ratings

The major rating agencies regularly evaluate both borrowing groups, and their ratings of our long-term debt are based on a number of factors, including our financial strength, and factors outside our control, such as conditions affecting the financial services industry generally.  Both our long- and short-term credit ratings were downgraded since the end of 2008.  In connection with these rating actions, the rating agencies have cited concerns about the Finance group, including execution risks associated with our plan to exit portions of our commercial finance business and the need for Textron Inc. to make capital contributions to Textron Financial Corporation, as well as lower than expected business and financial outlook for 2009, including Cessna’s lower earnings and cash flow, the increase in outstanding debt resulting from the borrowing under our bank lines of credit, weak economic conditions and continued liquidity and funding constraints.  Our current credit ratings prevent us from accessing the commercial paper markets, and may adversely affect the cost and other terms upon which we are able to obtain other financing as well as our access to the capital markets.

The credit ratings and outlooks of the debt-rating agencies at July 31, 2009 are as follows:

	Fitch Ratings	Moody’s	Standard & Poor’s
Long-term ratings:
Manufacturing	BB+	Baa3	BBB-
Finance	BB+	Baa3	BB+
Short-term ratings:
Manufacturing	B	P3	A3
Finance	B	P3	B
Outlook:
Manufacturing	Negative	Negative	Negative
Finance	Negative	Negative	Developing

Manufacturing Group Cash Flows of Continuing Operations

	Six Months Ended
(In millions)	July 4, 2009	June 28, 2008
Operating activities	$(52)	$435
Investing activities	(129)	(287)
Financing activities	791	(167)

Cash flows from operating activities decreased for the Manufacturing group primarily due to lower earnings, including lower net distributions received from the Finance group.  For the first half of 2009, changes in our working capital resulted in a $531 million use of cash, primarily due to a decrease in accounts payable and accrued liabilities, which included a $100 million cash settlement of our 2008 stock-based compensation hedge.  For the first half of 2008, changes in our working capital resulted in a $390 million use of cash, largely due to the buildup of inventories in the aircraft businesses, partially offset by an increase in accounts payable.

During the first half of 2009, the Finance group paid the Manufacturing group $184 million in cash dividends. Also during the first half of 2009, the Manufacturing group contributed $88 million of capital to Textron Financial Corporation to maintain compliance with the fixed charge coverage ratio required by the Support Agreement.  Subsequent to the end of the second quarter, on July 10, 2009, the Manufacturing group made an additional $109 million capital contribution to Textron Financial Corporation as required by the Support Agreement.

We used less cash for investing activities primarily since we had no acquisitions in the first half of 2009, while we used $100 million in cash in the first half of 2008 in connection with our acquisition of AAI Corporation. We also used less cash for capital expenditures which decreased to $113 million in the first half of 2009, compared with $188 million in the first half of 2008.

Financing activities provided more cash in the first half of 2009, compared with the first half of 2008, primarily due to the draw on our bank credit lines and the receipt of proceeds from the issuance of the Convertible Senior Notes, common stock and warrants.  In the first quarter of 2009, the Manufacturing group drew $1.2 billion on our bank lines of credit, which was used to repay outstanding commercial paper borrowings and for operations. In the second quarter of 2009, we received proceeds of $582 million, net of fees, from the issuance of the convertible notes, partially offset by the purchase of a convertible note hedge for $140 million.  In addition, we received $238 million in cash from the issuance of 23,805,000 shares of our common stock and $95 million from the granting of common stock warrants.  Also in the first half of 2009, we paid off $410 million of advances against our officer life insurance policies.

We did not repurchase any of our common stock in the first half of 2009, while we had used $134 million for share repurchases in the first half of 2008.  In addition, as a result of the reduction in our dividend, we paid $96 million less in dividends to our shareholders in the first half of 2009, compared with the first half of 2008.

Finance Group Cash Flows of Continuing Operations

	Six Months Ended
(In millions)	July 4, 2009	June 28, 2008
Operating activities	$72	$83
Investing activities	1,011	(134)
Financing activities	(616)	46

The Finance group’s cash flows from investing activities increased during the first half of 2009, compared with the first half of 2008, primarily due to lower finance receivable originations of $4.1 billion resulting from our fourth quarter 2008 decision to exit portions of our commercial finance business.  Due to the wind down of this business, we also received lower finance receivable collections of $2.8 billion and $433 million in lower proceeds from receivable sales, including securitizations.

The Finance group used more cash for financing activities in the first half of 2009, compared with 2008, primarily due to the repayment of debt, commercial paper and intergroup financing in the first half of 2009 totaling $2.3 billion, compared with $934 million in the first half of 2008.  In 2009, the Finance group repurchased $393 million in debt prior to its maturity resulting in early extinguishment gains of $39 million.  The Finance group’s financing outflows were partially offset by $1.7 billion in proceeds from the first quarter 2009 draw down on its bank lines of credit. In the first half of 2008, proceeds from the issuance of long-term debt totaled $1.1 billion.

Consolidated Cash Flows of Continuing Operations
	Six Months Ended
(In millions)	July 4, 2009	June 28, 2008
Operating activities	$8	$394
Investing activities	819	(439)
Financing activities	250	21

Cash flows from operating activities decreased primarily due to lower earnings.  For the first half of 2009, changes in our working capital resulted in a $358 million use of cash, primarily due to a decrease in accounts payable and accrued liabilities, which included a $100 million cash settlement of our 2008 stock-based compensation hedge.  For the first half of 2008, changes in our working capital resulted in a $360 million use of cash, largely due to the buildup of inventories in the aircraft businesses, partially offset by an increase in accounts payable.

Cash flows from investing activities increased during the first half of 2009, compared with the first half of 2008, primarily due to lower finance receivable originations of $3.9 billion resulting from our fourth quarter 2008 decision to exit portions of our commercial finance business.  Due to the wind down of this business, we also received lower finance receivable collections of $2.8 billion and $323 million in lower proceeds from receivable sales, including securitizations.  We also used less cash since we had no acquisitions in the first half of 2009, while we used $100 million in cash in the first half of 2008 in connection with our acquisition of AAI Corporation.

Financing activities provided more cash in the first half of 2009, compared with the first half of 2008, primarily due to the draw on our bank lines of credit and the receipt of proceeds from the issuance of the Convertible Senior Notes, common stock and warrants.  In the first quarter of 2009, we drew $3.0 billion on our bank lines of credit, which was used to repay outstanding commercial paper borrowings and for operations. In comparison, in the first half of 2008, proceeds from the issuance of long-term debt totaled $1.1 billion. We used $3.1 billion to repay debt and commercial paper in the first half of 2009, compared with $899 million in the first half of 2008, including $393 million in debt repurchased prior to its maturity resulting in early extinguishment gains of $39 million.  Also in the first half of 2009, we paid off $410 million of advances against our officer life insurance policies.

In the second quarter of 2009, we received proceeds of $582 million, net of fees, from the issuance of the convertible notes, partially offset by the purchase of a convertible note hedge for $140 million.  In addition, we received $238 million in cash from the sale of 23,805,000 shares of our common stock and $95 million from the sale of common stock warrants.

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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 4, 2009	June 28, 2008
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(284)	$(520)
Cash received from customers, sale of receivables and securitizations	368	543
Other	(21)	(5)
Total reclassifications from investing activities	63	18
Dividends paid by Finance group to Manufacturing group, net of capital contributions to the Finance group	(96)	(142)
Other	21	—
Total reclassifications and adjustments to operating activities	$(12)	$(124)

In the first half of 2009, originations have decreased largely due to lower aircraft sales.  In addition, in April 2009, we signed a 3-year agreement with a financial service company to become a provider of financing for a portion of our sales of E-Z-GO golf cars.   We expect this agreement to reduce future finance receivable originations in this business.

Cash Flows of Discontinued Operations
	Six Months Ended
(In millions)	July 4, 2009	June 28, 2008
Operating activities	$(12)	$(31)
Investing activities	261	(6)
Financing activities	—	(2)

Cash flow from investing activities increased for discontinued operations primarily due to the receipt of $375 million in pre-tax net proceeds upon the sale of HR Textron in the first quarter of 2009, partially offset by tax payments made in the first half of 2009 related to the sale of the HR Textron and Fluid & Power businesses.

Off-Balance Sheet Arrangements

As of July 4, 2009, we have one significant off-balance sheet financing arrangement.  The distribution finance revolving securitization trust is a master trust that purchases inventory finance receivables from our Finance segment and issues asset-backed notes to investors.  These finance receivables typically have short durations, which results in significant collections of previously purchased finance receivables and significant additional purchases of replacement finance receivables from our Finance segment on a monthly basis.  Due to required amortization and accumulation periods associated with the scheduled maturity of the remaining asset-backed notes, the trust’s revolving period is expected to end in the third quarter of 2009.

The trust had $1.3 billion of notes outstanding as of July 4, 2009.  We own $141 million of these notes, representing our remaining retained interests.  During the first half of 2009, we recognized a $26 million other than temporary impairment charge and a $13 million unrealized loss in other comprehensive income on our retained interests in this trust.  In connection with the maturity of $149 million of the notes in July 2009, including $44 million retained seller certificates owned by the Finance group, the trust accumulated $112 million of cash during the second quarter of 2009 from collections of finance receivables.

Critical Accounting Estimates

Goodwill
We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired.

Our goodwill at July 4, 2009 includes $956 million at Textron Systems, $322 million at Cessna, $388 million at Industrial and $31 million at Bell.  The Industrial segment’s goodwill includes $141 million for the Golf & Turfcare business and $119 million for the Greenlee business.  Based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we reviewed our reporting units to determine whether there were sufficient indicators to require us to perform an interim goodwill analysis in the second quarter of 2009.  Based on our review of the reporting units, we determined that sufficient indicators exist for the Cessna, Golf & Turfcare and Greenlee reporting units.  Accordingly, we performed interim goodwill impairment tests for these reporting units in the second quarter of 2009.  Based on the indicators for these reporting units, we also reviewed the long-lived assets for potential impairment.  We performed an interim impairment test for the Kautex reporting unit in the first quarter of 2009 that supported the recoverability of its goodwill.  Based on Kautex’ current operating results and forecast, there are no indicators that would require another impairment test for this reporting unit at this time.

We determined the fair value estimates for the Cessna, Golf & Turfcare and Greenlee reporting units using discounted cash flows that incorporate assumptions consistent with market participants. For the interim analysis, the determination of discounted cash flows is based on each reporting unit’s updated forecast for the current and future years. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions projected by each reporting unit are based on the current cost structure and anticipated net cost reductions. If different assumptions were used in these forecasts, the related undiscounted cash flows used in measuring impairment could be different, potentially resulting in an impairment charge.

In the first half of 2009, our Golf & Turfcare reporting unit’s revenue and operating margins deteriorated from plan due to a sharp decline in volume resulting from the poor economic environment and its negative impact on the golf industry. We do not, however, believe that there has been a fundamental change to the long-term prospects of this business and believe sales volume will return as the economy begins to improve.  Based on the interim impairment test, our estimated fair value of this reporting unit exceeds the carrying value at this time and there is no impairment of the unit’s goodwill.  In addition, we determined that there is no impairment of the long-lived assets associated with this business at this time.  We will continue to monitor the impact of the economic recession on this business, as well as its ability to successfully adjust its cost structure, to assess whether these factors impact our projected revenue and profit assumptions.  A prolonged recession and/or an inability to improve the unit’s costs structure may result in an impairment charge in the future.

The Cessna and Greenlee reporting units have also experienced continued deterioration in their respective markets, particularly in the private jet market, resulting in significant declines in revenue and operating margins as compared to plan.  We do not, however, believe that there has been a fundamental change to the long-term prospects of these businesses and believe sales volume will return as the economy begins to improve.  Based on the results of the impairment test, our estimated fair value for each of these reporting units exceeds the carrying value, and there is no impairment of either unit’s goodwill.  In addition, we reviewed the long-lived assets for these businesses and determined that there is no impairment of those long-lived assets, which have not been already impaired in connection with the restructuring program, at this time.

At July 4, 2009, our market capitalization was approximately $2.5 billion, which is less than the sum of the fair values of our manufacturing reporting units calculated in connection with our annual impairment test, as adjusted for the reporting units where interim impairment tests have been subsequently performed. We believe that the difference between the aggregate fair value estimates of our manufacturing reporting units and our market capitalization is primarily due to the market’s view of risk in the Finance segment (which has no remaining goodwill) and concerns over our liquidity, and that the fair value estimates for our manufacturing reporting units are consistent with market participant assumptions.

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which our products are manufactured and/or sold.  For the three and six months ended July 4, 2009, the impact of foreign exchange rate changes from the corresponding periods of 2008 decreased revenues by approximately $36 million (1.0%) and  $70 million (1.0%), respectively.  Segment profit for the three and six months ended July 4, 2009 was lowered due to the impact of foreign exchange rate changes from the corresponding periods of 2008 by approximately $2.3 million (0.5%) and $1.4 million (0.2%), respectively.

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, such as the Risk Factors contained herein and in our 2008 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the first quarter ended April 4, 2009, and including the following: (a) changes in worldwide economic or political conditions that impact demand for our products, interest rates and foreign exchange rates; (b) the interruption of production at our facilities or our customers or suppliers; (c) performance issues with key suppliers, subcontractors and business partners; (d) our ability to perform as anticipated and to control costs under contracts with the U.S. Government; (e) the U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards; (f) changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Iraqi Freedom, Operation Enduring Freedom and the Overseas Contingency Operations; (g) changes in national or international funding priorities, U.S. and foreign military budget constraints and determinations, and government policies on the export and import of military and commercial products; (h) legislative or regulatory actions impacting our operations or demand for our products; (i) the ability to control costs and successful implementation of various cost-reduction programs, including the enterprise-wide restructuring program; (j) the timing of new product launches and certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which our products are sold or supplied or where Textron Financial Corporation (TFC) offers financing; (l) changes in aircraft delivery schedules, or cancellation or deferral of orders; (m) the impact of changes in tax legislation; (n) the extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (o) our ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) our ability to realize full value of receivables; (q) the availability and cost of insurance; (r) increases in pension expenses and other postretirement employee costs; (s) TFC’s ability to maintain portfolio credit quality and certain minimum levels of financial performance required under its committed bank lines of credit and under Textron’s support agreement with TFC; (t) TFC’s access to financing, including securitizations, at competitive rates; (u) our ability to successfully exit from TFC’s commercial finance business, other than the captive finance business, including effecting an orderly liquidation or sale of certain TFC portfolios and businesses; (v) uncertainty in estimating market value of TFC’s receivables held for sale and reserves for TFC’s receivables to be retained; (w) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (x) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (y) the efficacy of research and development investments to develop new products; (z) the launching of significant new products or programs which could result in unanticipated expenses; (aa) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; and (bb) continued volatility and further deterioration of the capital markets.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the first quarter of 2009.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2008 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer (the CEO) and our Senior Vice President, Corporate Controller and Acting Chief Financial Officer (the CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the fiscal quarter covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported in our Current Report on Form 8-K filed on May 5, 2009, on April 29, 2009 and April 30, 2009, in connection with our issuance of our 4.5% Convertible Senior Notes due 2013 (the “Notes”), we entered into convertible note hedge transactions with each of Goldman, Sachs & Co. and JPMorgan Chase Bank, National Association, which we refer to as the hedge counterparties, whereby we purchased convertible note hedges covering, subject to anti-dilution adjustments, an aggregate of 45,714,300 shares of our common stock.

As further reported in our May 5, 2009 Form 8-K,  on April 29, 2009 and April 30, 2009, we also separately entered into Issuer Warrant Transaction Confirmations with each of the hedge counterparties pursuant to which we sold to the hedge counterparties warrants to acquire, subject to customary anti-dilution adjustments, an aggregate of 45,714,300 shares of our common stock. The initial strike price of the equity warrants is $15.75 per share of common stock.

The warrants are exercisable only upon expiration, and a number of warrants will be deemed to be automatically exercised on each expiration date beginning on August 1, 2013 and continuing for a  period of forty-five trading days thereafter.  The warrants provide that, unless we elect to settle the warrants entirely in cash which we may do under certain circumstances, they will be “net share settled” meaning that, for each warrant that is exercised, we will deliver to the hedge counterparties a number of shares of our common stock equal to the amount by which the stock price of our common stock exceeds the exercise price, divided by the stock price.  We will not be required to deliver a number of our shares in connection with the net settlement of the warrants in excess of the aggregate number of shares subject to the warrants.

We received an aggregate of $95 million in proceeds from the sale of the warrants, which partially offset the cost of the convertible note hedges.  The sale of the warrants to the hedge counterparties was a private transaction, and, therefore, it was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	At Textron's annual meeting of shareholders held on April 22, 2009, the following items were voted upon:

	1.	The following persons were elected to serve as directors in Class I for three year terms expiring in 2012 and received the votes listed.

		Name	For	Against	Abstain	Broker Non-Votes
		Lewis B. Campbell	168,607,290	4,408,651	1,698,027	15
		Lawrence K. Fish	146,970,941	65,665,048	2,077,975	19
		Joe T. Ford	144,970,275	67,577,783	2,165,904	21

The following directors have terms of office which continued after the meeting:  Class II expiring in 2010: Kathleen M. Bader, R. Kerry Clark, Ivor J. Evans, Lord Powell of Bayswater KCMG and James L. Ziemer; Class III expiring in 2011:  Paul E. Gagne, Dain M. Hancock, Lloyd G. Trotter and Thomas B. Wheeler.

	2.	The appointment of Ernst & Young LLP by the Audit Committee as Textron's independent registered public accounting firm for 2009 was ratified by the following vote:

		For	Against	Abstain	Broker Non-Votes
		205,098,971	7,629,090	1,985,916	6

Item 6.	EXHIBITS

10.1	Agreement between Textron and Scott C. Donnelly, dated May 1, 2009, related to Mr. Donnelly’s personal use of a portion of hangar space at T.F. Green Airport which is leased by Textron

10.2	Form of Performance Cash Unit Grant Agreement

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	July 31, 2009	s/Richard L. Yates
Richard L. Yates Senior Vice President, Corporate Controller and Acting Chief Financial Officer (principal financial officer and principal accounting officer)

LIST OF EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Name of Exhibit

10.1	Agreement between Textron and Scott C. Donnelly, dated May 1, 2009, related to Mr. Donnelly’s personal use of a portion of hangar space at T.F. Green Airport which is leased by Textron

10.2	Form of Performance Cash Unit Grant Agreement

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.