Form 10-Q
period 2009-10-16
TEXTRON INC
filed 2009-10-30
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 3, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ✓   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ✓   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common stock outstanding at October 17, 2009 – 271,117,282 shares

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)
	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues
Manufacturing revenues	$2,478	$3,287	$7,408	$9,886
Finance revenues	71	184	279	575
Total revenues	2,549	3,471	7,687	10,461
Costs, expenses and other
Cost of sales	2,048	2,595	6,148	7,804
Selling and administrative	348	419	1,034	1,203
Interest expense, net	73	102	230	318
Provision for losses on finance receivables	43	34	206	101
Gain on sale of assets	—	—	(50)	—
Special charges	42	—	203	—
Total costs, expenses and other	2,554	3,150	7,771	9,426
Income (loss) from continuing operations before income taxes	(5)	321	(84)	1,035
Income tax expense (benefit)	(11)	116	(71)	355
Income (loss) from continuing operations	6	205	(13)	680
Income (loss) from discontinued operations, net of income taxes	(2)	1	45	15
Net income	$4	$206	$32	$695
Basic earnings per share
Continuing operations	$0.02	$0.85	$(0.05)	$2.75
Discontinued operations	(0.01)	—	0.17	0.06
Basic earnings per share	$0.01	$0.85	$0.12	$2.81
Diluted earnings per share
Continuing operations	$0.02	$0.83	$(0.05)	$2.70
Discontinued operations	(0.01)	—	0.17	0.06
Diluted earnings per share	$0.01	$0.83	$0.12	$2.76
Dividends per share
$2.08 Preferred stock, Series A	$0.52	$0.52	$1.56	$1.56
$1.40 Preferred stock, Series B	$0.35	$0.35	$1.05	$1.05
Common stock	$0.02	$0.23	$0.06	$0.69

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except share data)

	October 3, 2009	January 3, 2009
Assets
Manufacturing group
Cash and cash equivalents	$2,037	$531
Accounts receivable, net	926	894
Inventories	2,716	3,093
Other current assets	493	584
Assets of discontinued operations	60	334
Total current assets	6,232	5,436
Property, plant and equipment, less accumulated depreciation and amortization of $2,627and $2,436	1,988	2,088
Goodwill	1,703	1,698
Other assets	1,901	1,465
Total Manufacturing group assets	11,824	10,687
Finance group
Cash and cash equivalents	539	16
Finance receivables held for investment, net	5,796	6,724
Finance receivables held for sale	998	1,658
Other assets	801	946
Total Finance group assets	8,134	9,344
Total assets	$19,958	$20,031
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$134	$876
Accounts payable	664	1,101
Accrued liabilities	2,205	2,609
Liabilities of discontinued operations	122	195
Total current liabilities	3,125	4,781
Other liabilities	2,991	2,926
Long-term debt	3,624	1,693
Total Manufacturing group liabilities	9,740	9,400
Finance group
Other liabilities	362	540
Deferred income taxes	226	337
Debt	6,668	7,388
Total Finance group liabilities	7,256	8,265
Total liabilities	16,996	17,665
Shareholders’ equity
Preferred stock	2	2
Common stock	35	32
Capital surplus	1,379	1,229
Retained earnings	3,042	3,025
Accumulated other comprehensive loss	(1,232)	(1,422)
	3,226	2,866
Less cost of treasury shares	264	500
Total shareholders’ equity	2,962	2,366
Total liabilities and shareholders’ equity	$19,958	$20,031
Common shares outstanding (in thousands)	271,016	242,041
See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended October 3, 2009 and September 27, 2008, respectively
(In millions)

	Consolidated
	2009	2008
Cash flows from operating activities:
Net income	$32	$695
Income from discontinued operations	45	15
Income (loss) from continuing operations	(13)	680
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from the Finance group	—	—
Capital contributions paid to Finance group	—	—
Non-cash items:
Depreciation and amortization	297	293
Provision for losses on finance receivables held for investment	206	101
Portfolio losses on finance receivables	114	—
Asset impairment charges	54	—
Gains on extinguishment of debt	(51)	—
Share-based compensation	24	39
Amortization of interest expense on convertible notes	13	—
Deferred income taxes	(138)	(16)
Changes in assets and liabilities:
Accounts receivable, net	(14)	(83)
Inventories	368	(787)
Other assets	(57)	78
Accounts payable	(444)	220
Accrued and other liabilities	(69)	108
Captive finance receivables, net	187	(8)
Other operating activities, net	78	28
Net cash provided by (used in) operating activities of continuing operations	555	653
Net cash used in operating activities of discontinued operations	(17)	(21)
Net cash provided by (used in) operating activities	538	632
Cash flows from investing activities:
Finance receivables originated or purchased	(2,613)	(8,766)
Finance receivables repaid	3,250	8,000
Proceeds on receivables sales, including securitizations	202	633
Net cash used in acquisitions	—	(109)
Capital expenditures	(165)	(318)
Proceeds from sale of property, plant and equipment	3	4
Proceeds from sale of repossessed assets and properties	176	—
Retained interests	117	11
Purchase of marketable securities	—	(100)
Other investing activities, net	32	19
Net cash provided by (used in) investing activities of continuing operations	1,002	(626)
Net cash provided by (used in) investing activities of discontinued operations	239	(10)
Net cash provided by (used in) investing activities	1,241	(636)
Cash flows from financing activities:
Increase (decrease) in short-term debt	(1,637)	270
Proceeds from long-term lines of credit	2,970	—
Payments on long-term lines of credit	(58)	—
Proceeds from issuance of long-term debt	641	1,461
Principal payments on long-term debt	(2,035)	(1,245)
Payments on borrowings against officers life insurance policies	(411)	—
Intergroup financing	—	—
Proceeds from issuance of convertible notes, net of fees paid	582	—
Purchase of convertible note hedge	(140)	—
Proceeds from issuance of common stock and warrants	333	—
Proceeds from option exercises	—	40
Excess tax benefit on stock options	—	10
Purchases of Textron common stock	—	(533)
Capital contribution paid to Finance group	—	—
Dividends paid	(16)	(172)
Net cash provided by (used in) financing activities of continuing operations	229	(169)
Net cash used in financing activities of discontinued operations	—	(2)
Net cash provided (used in) by financing activities	229	(171)
Effect of exchange rate changes on cash and cash equivalents	21	1
Net increase (decrease) in cash and cash equivalents	2,029	(174)
Cash and cash equivalents at beginning of period	547	531
Cash and cash equivalents at end of period	$2,576	$357
See Notes to the consolidated financial statements

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended October 3, 2009 and September 27, 2008, respectively
 (In millions)

	Manufacturing Group		Finance Group
	2009	2008	2009	2008
Cash flows from operating activities:
Net income (loss)	$194	$646	$(162)	$49
Income from discontinued operations	45	15	—	—
Income (loss) from continuing operations	149	631	(162)	49
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from the Finance group	284	142	—	—
Capital contributions paid to Finance group	(197)	—	—	—
Non-cash items:
Depreciation and amortization	270	262	27	31
Provision for losses on finance receivables held for investment	—	—	206	101
Portfolio losses on finance receivables	—	—	114	—
Asset impairment charges	54	—	—	—
Gains on extinguishment of debt	(3)	—	(48)	—
Share-based compensation	24	39	—	—
Amortization of interest expense on convertible notes	13	—	—	—
Deferred income taxes	(22)	11	(116)	(27)
Changes in assets and liabilities:
Accounts receivable, net	(14)	(83)	—	—
Inventories	372	(773)	—	—
Other assets	(73)	59	8	11
Accounts payable	(444)	220	—	—
Accrued and other liabilities	(149)	114	80	(6)
Captive finance receivables, net	—	—	—	—
Other operating activities, net	53	33	25	(5)
Net cash provided by (used in) operating activities of continuing operations	317	655	134	154
Net cash used in operating activities of discontinued operations	(17)	(21)	—	—
Net cash provided by (used in) operating activities	300	634	134	154
Cash flows from investing activities:
Finance receivables originated or purchased	—	—	(3,074)	(9,489)
Finance receivables repaid	—	—	3,860	8,602
Proceeds on receivables sales, including securitizations	—	—	252	746
Net cash used in acquisitions	—	(109)	—	—
Capital expenditures	(165)	(310)	—	(8)
Proceeds from sale of property, plant and equipment	3	4	—	—
Proceeds from sale of repossessed assets and properties	—	—	176	—
Retained interests	—	—	117	11
Purchase of marketable securities	—	—	—	(100)
Other investing activities, net	(49)	—	32	13
Net cash provided by (used in) investing activities of continuing operations	(211)	(415)	1,363	(225)
Net cash provided by (used in) investing activities of discontinued operations	239	(10)	—	—
Net cash provided by (used in) investing activities	28	(425)	1,363	(225)
Cash flows from financing activities:
Increase (decrease) in short-term debt	(869)	240	(768)	30
Proceeds from long-term lines of credit	1,230	—	1,740	—
Payments on long-term lines of credit	(58)	—	—	—
Proceeds from issuance of long-term debt	595	—	46	1,461
Principal payments on long-term debt	(212)	(44)	(1,823)	(1,201)
Payments on borrowings against officers life insurance policies	(411)	—	—	—
Intergroup financing	133	—	(112)	—
Proceeds from issuance of convertible notes, net of fees paid	582	—	—	—
Purchase of convertible note hedge	(140)	—	—	—
Proceeds from issuance of common stock and warrants	333	—	—	—
Proceeds from option exercises	—	40	—	—
Excess tax benefit on stock options	—	10	—	—
Purchases of Textron common stock	—	(533)	—	—
Capital contributions paid to Finance group	—	—	217	—
Dividends paid	(16)	(172)	(284)	(142)
Net cash provided by (used in) financing activities of continuing operations	1,167	(459)	(984)	148
Net cash used in financing activities of discontinued operations	—	(2)	—	—
Net cash provided by (used in) financing activities	1,167	(461)	(984)	148
Effect of exchange rate changes on cash and cash equivalents	11	2	10	(1)
Net increase (decrease) in cash and cash equivalents	1,506	(250)	523	76
Cash and cash equivalents at beginning of period	531	471	16	60
Cash and cash equivalents at end of period	$2,037	$221	$539	$136
See Notes to the consolidated financial statements.

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1:  Basis of Presentation

Our consolidated financial statements include the accounts of Textron Inc. and all of its majority-owned subsidiaries, along with any variable interest entities for which we are the primary beneficiary.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 3, 2009.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events up to the time of our filing with the Securities and Exchange Commission on October 30, 2009, which is the date that these financial statements were issued.

Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc. consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments.  The Finance group consists of Textron Financial Corporation, its subsidiaries and the securitization trusts consolidated into it, along with two finance subsidiaries owned by Textron Inc. We designed this framework to enhance our borrowing power by separating the Finance group.  Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the consolidated financial statements.  All significant intercompany transactions are eliminated from the consolidated financial statements, including retail and wholesale financing activities for inventory sold by our Manufacturing group that is financed by our Finance group.

As discussed in Note 4: Discontinued Operations, on April 3, 2009, we sold HR Textron and in November 2008, we completed the sale of our Fluid & Power business unit.  Both of these businesses have been classified as discontinued operations, and all prior period information has been recast to reflect this presentation.

Note 2:  Special Charges

In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company, which includes corporate and segment direct and indirect workforce reductions and streamlining of administrative overhead, and announced the exit of portions of our commercial finance business.  This program was expanded in the first half of 2009 to include additional workforce reductions, primarily at Cessna, and the cancellation of the Citation Columbus development project.  In the third quarter of 2009, the program was further expanded to include additional headcount reductions at Corporate and Bell.  We expect to eliminate approximately 10,700 positions worldwide representing approximately 25% of our global workforce at the inception of the program.  As of October 3, 2009, we have terminated approximately 10,100 employees and have exited 22 owned and leased facilities and plants under this program.

Restructuring costs by segment are as follows:

(In millions)	Severance Costs	Curtailment Charges, Net	Asset Impairments	Contract Terminations and Other	Total Restructuring
Three Months Ended October 3, 2009
Cessna	$10	$—	$2	$5	$17
Industrial	1	—	—	—	1
Bell	8	—	—	—	8
Textron Systems	1	—	—	—	1
Finance	1	—	—	—	1
Corporate	14	—	—	—	14
	$35	$—	$2	$5	$42
Nine Months Ended October 3, 2009
Cessna	$74	$26	$54	$6	$160
Industrial	6	(4)	—	1	3
Bell	8	—	—	—	8
Textron Systems	2	2	—	—	4
Finance	7	1	—	1	9
Corporate	19	—	—	—	19
	$116	$25	$54	$8	$203

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

Since the inception of the restructuring program, we have incurred the following costs through October 3, 2009:

(In millions)	Severance Costs	Curtailment Charges, Net	Asset Impairments	Contract Terminations and Other	Total Restructuring
Cessna	$79	$26	$54	$6	$165
Industrial	22	(4)	9	1	28
Bell	8	—	—	—	8
Textron Systems	3	2	—	—	5
Finance	22	1	11	2	36
Corporate	25	—	—	—	25
	$159	$25	$74	$9	$267

An analysis of our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Curtailment Charges, Net	Asset Impairment	Contract Terminations and Other	Total
Balance at January 3, 2009	$36	$—	$—	$1	$37
Provisions	116	25	54	8	203
Non-cash settlement	—	(25)	(54)	—	(79)
Cash paid	(117)	—	—	(2)	(119)
Balance at October 3, 2009	$35	$—	$—	$7	$42

The specific restructuring measures and associated estimated costs are based on our best judgment under prevailing circumstances.  We believe that the restructuring reserve balance of $42 million is adequate to cover the costs presently accruable relating to activities formally identified and committed to under approved plans as of October 3, 2009 and anticipate that all actions related to these liabilities will be completed within a 12-month period.  We estimate that we will incur approximately $40 million in additional pre-tax restructuring costs in the fourth quarter 2009 most of which will result in future cash outlays, primarily attributable to severance payments related to additional workforce reductions throughout the company and a realignment of our management structure.  We expect that the program will be substantially completed in 2010. We also expect to incur additional costs to exit the non-captive portion of our Finance segment over the next two to three years.  These costs are expected to be primarily attributable to severance and retention benefits and are not reasonably estimable at this time.

Note 3:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Three Months Ended
Service cost	$27	$35	$2	$2
Interest cost	78	75	9	11
Expected return on plan assets	(96)	(101)	—	—
Amortization of prior service cost (credit)	4	5	(1)	(1)
Amortization of net loss	1	5	2	4
Net periodic benefit cost	$14	$19	$12	$16

Nine Months Ended
Service cost	$90	$106	$6	$7
Interest cost	233	227	28	32
Expected return on plan assets	(291)	(304)	—	—
Amortization of prior service cost (credit)	13	15	(4)	(4)
Amortization of net loss	9	14	6	12
Net periodic benefit cost	$54	$58	$36	$47

Note 4:  Discontinued Operations

On April 3, 2009, we sold HR Textron, an operating unit previously reported within the Textron Systems segment, for $376 million in cash.  The sale resulted in an after-tax gain of $8 million after final settlement and net after-tax proceeds of approximately $280 million.

In November 2008, we completed the sale of the Fluid and Power business unit and received approximately $527 million in cash and a six-year note with a face value of $28 million.  In connection with the final settlement of the transaction in the third quarter of 2009, we also received a five-year note with a face value of $30 million which had no significant impact on the net gain from disposition.

Results of our discontinued businesses are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenue	$—	$236	$48	$683
Income (loss) from discontinued operations before income taxes	$—	$21	$(1)	$46
Income tax expense (benefit)	(1)	20	(40)	31
	(1)	1	39	15
Gain (loss) on sale, net of income taxes	(1)	—	6	—
Income (loss) from discontinued operations, net of income taxes	$(2)	$1	$45	$15

In the first half of 2009, we had a $34 million tax benefit from the reduction in tax contingencies as a result of the HR Textron sale and a valuation allowance reversal on a previously established deferred tax asset.

Note 5:  Comprehensive Income

Our comprehensive income for the periods is provided below:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net income	$4	$206	$32	$695
Other comprehensive income, net of income taxes:
Unrealized gain on pension, net of income taxes of $48	—	—	82	—
Pension curtailment, net of income taxes of $10	—	—	15	—
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	4	8	16	28
Net deferred gain (loss) on hedge contracts	24	(26)	54	(43)
Net deferred gain (loss) on retained interests	8	(1)	(1)	(1)
Foreign currency translation and other	(10)	(66)	24	(71)
Comprehensive income	$30	$121	$222	$608

Note 6:  Earnings per Share

In the first quarter of 2009, we adopted the new accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. This new standard requires us to include any unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as participating securities in our computation of basic earnings per share pursuant to the two-class method.  We have granted certain restricted stock units that are deemed participating securities, and as a result, prior period basic and diluted weighted-average shares outstanding have been recast to conform to the new calculation.  The adoption of this standard resulted in a $0.01 reduction in diluted earnings per share from continuing operations for the three and nine months ended September 27, 2008.

We calculate basic and diluted earnings per share based on income available to common shareholders, which approximates net income for each period.  We use the weighted-average number of common shares outstanding during the period and the restricted stock units discussed above for the computation of basic earnings per share using the two-class method. Diluted earnings per share includes the dilutive effect of convertible preferred shares, Convertible Notes (defined below), stock options and warrants and restricted stock units in the weighted-average number of common shares outstanding.

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Basic weighted-average shares outstanding	271,224	243,753	260,099	247,370
Dilutive effect of :
Convertible Notes and warrants	5,906	—	—	—
Convertible preferred shares, stock options and restricted stock units	1,299	3,429	—	4,382
Diluted weighted-average shares outstanding	278,429	247,182	260,099	251,752

The potential dilutive effect of 3.5 million weighted-average shares of restricted stocks units, stock options and warrants, convertible preferred stock and Convertible Notes was excluded from the computation of diluted weighted-average shares outstanding for the nine months ended October 3, 2009 as the shares would have an anti-dilutive effect on the loss from continuing operations.

We did not include stock options to purchase 8 million and 9 million shares of common stock outstanding in our calculation of diluted weighted-average shares outstanding for the three and nine months ended October 3, 2009 as the exercise prices were greater than the average market price of our common stock for those periods.  These securities could potentially dilute earnings per share in the future.

On May 5, 2009, we issued 4.50% Convertible Senior Notes (the “Convertible Notes”) due 2013, as discussed in Note 9: Debt.  In connection with the issuance of these notes, we entered into a warrant transaction with the note underwriters to sell common stock warrants. The initial strike price of these warrants is $15.75 per share of our common stock and the warrants cover an aggregate of 45,714,300 shares of our common stock.  When our closing stock price exceeds this strike price, a portion of these shares is dilutive.  It is our intention to settle the face value of the Convertible Notes in cash upon conversion/maturity.

Concurrently with the offering and sale of the Convertible Notes, we also offered and sold to the public under the Textron Inc. registration statement 23,805,000 shares of our common stock for net proceeds of approximately $238 million, after deducting discounts, commissions and expenses.

Note 7:  Accounts Receivable, Finance Receivables and Securitizations

Accounts Receivable
(In millions)	October 3, 2009	January 3, 2009
Accounts receivable - Commercial	$500	$496
Accounts receivable - U.S. Government contracts	451	422
	951	918
Allowance for doubtful accounts	(25)	(24)
	$926	$894

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

(In millions)	October 3, 2009	January 3, 2009
Total managed and serviced finance receivables	$8,999	$12,173
Less: Nonrecourse participations sold to independent investors	772	820
Less: Third-party portfolio servicing	318	532
Total managed finance receivables	7,909	10,821
Less: Securitized receivables	813	2,248
Owned finance receivables	7,096	8,573
Less: Finance receivables held for sale	998	1,658
Finance receivables held for investment	6,098	6,915
Allowance for loan losses	(302)	(191)
Finance receivables held for investment, net	$5,796	$6,724

Finance receivables held for investment at October 3, 2009 and January 3, 2009 include approximately $549 million and $1.1 billion, respectively, of finance receivables that have been legally sold to special purpose entities and are consolidated subsidiaries of Textron Financial Corporation.  The assets of these special purpose entities are pledged as collateral for $443 million and $853 million of debt at October 3, 2009 and January 3, 2009, respectively, which is reflected as securitized on-balance sheet debt.

In connection with our fourth quarter 2008 plan to exit portions of the commercial finance business, we classified certain finance receivables as held for sale.  As a result of our marketing efforts for these finance receivables, we determined that the markets for certain classes of finance receivables were illiquid and inactive during the first half of 2009.  We realized that, given market conditions, we were likely to be able to generate more cash flow from the loans’ obligors and/or the underlying collateral than from a buyer of the portfolio.  We reached this conclusion based on our evaluation of the obligors’ ability to repay the loans as compared to our evaluation of both the existence of potential buyers for these assets and market prices.  Accordingly, since we intended to hold a portion of these finance receivables for the foreseeable future, we reclassified $719 million, net of the valuation allowance, from the held for sale classification to held for investment in the first half of 2009.

As a result of the significant influence of economic and liquidity conditions on our business plans, strategies and liquidity position, and the rapid changes in these and other factors we utilize to determine which assets are classified as held for sale, we currently believe the term “foreseeable future” represents a time period of six to nine months.  Unanticipated changes in both internal and external factors affecting our financial performance, liquidity position or the value and/or marketability of our finance receivables could result in a modification of this assessment.

In the third quarter of 2009, we received unanticipated inquiries to purchase receivable portfolios classified as held for investment.  Based on the nature of these inquiries, we determined that a sale of these portfolios would be consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections.  As a result, $313 million of the net finance receivables reclassified from held for sale to held for investment earlier in 2009 were reclassified as held for sale in the third quarter of 2009 and $108 million of additional finance receivables were also classified as held for sale.

Nonaccrual and Impaired Finance Receivables
We periodically evaluate finance receivables held for investment, excluding homogeneous loan portfolios and finance leases, for impairment.  Finance receivables classified as held for sale are reflected at fair value and are excluded from this assessment.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired finance receivables are classified as either nonaccrual or accrual loans.  Nonaccrual finance receivables includes accounts that are contractually delinquent by more than three months for which the accrual of interest income is suspended.  Impaired accrual finance receivables represent loans with original terms that have been significantly modified to reflect deferred principal payments, generally at market interest rates, for which collection of principal and interest is not doubtful.

The impaired finance receivables are as follows:

(In millions)	October 3, 2009	January 3, 2009
Impaired nonaccrual finance receivables	$781	$234
Impaired accrual finance receivables	276	19
Total impaired finance receivables	$1,057	$253
Less: Impaired finance receivables without identified reserve requirements	378	71
Impaired nonaccrual finance receivables with identified reserve requirements	$679	$182

Nonaccrual finance receivables include impaired nonaccrual finance receivables and nonaccrual accounts in homogeneous loan portfolios that are contractually delinquent by more than three months, but are not considered to be impaired. A summary of these finance receivables and the related allowance for losses by collateral type is as follows:

		October 3, 2009			January 3, 2009
(In millions)	Collateral Type	Nonaccrual Finance Receivables	Impaired Nonaccrual Finance Receivables	Allowance for Losses on Impaired Nonaccrual Finance Receivables	Nonaccrual Finance Receivables	Impaired Nonaccrual Finance Receivables	Allowance for Losses on Impaired Nonaccrual Finance Receivables
Resort	Notes receivable(1)	$303	$300	$42	$78	$74	$9
Finance	Hotels	62	62	7	—	—	—
	Resort construction and inventory	67	67	—	—	—	—
	Land	17	17	4	—	—	—
Distribution Finance	Dealer inventory	89	67	21	43	34	3
Captive Finance	General aviation aircraft	139	123	24	17	6	2
	Golf equipment	16	3	1	18	—	—
Golf Mortgage Finance	Golf course property	96	95	21	107	107	25
	Marinas	8	8	—	—	—	—
Structured Capital	Capital equipment	32	32	27	—	—	—
Other		9	7	—	14	13	4
	Total	$838	$781	$147	$277	$234	$43
(1)	Finance receivables collateralized primarily by timeshare notes receivable may also be collateralized by certain real estate and other assets of our borrowers.

The increase in nonaccrual finance receivables is primarily attributable to the lack of liquidity available to borrowers in resort finance, weaker general economic conditions and weaker aircraft values in captive finance.  The increase in resort finance included one $212 million account, which is primarily collateralized by timeshare notes receivable and several resort properties.  For structured capital, the increase in nonaccrual finance receivables and the allowance for losses on impaired nonaccrual finance receivables is due to a $32 million lease that is secured by automobile manufacturing equipment.  Nonaccrual finance receivables resulted in a $36 million reduction in Finance revenues for the nine months ended October 3, 2009, compared with $10 million in the corresponding period of 2008, as no finance charges were recognized using the cash basis method.

Securitizations
Our Finance group has historically sold its distribution finance receivables to a qualified special purpose trust through securitization transactions. Distribution finance receivables represent loans secured by dealer inventories that typically are collected upon the sale of the underlying product. The distribution finance revolving securitization trust is a master trust that purchases inventory finance receivables from the Finance group and issues asset-backed notes to investors.  Through a revolving securitization, the proceeds from collection of the principal balance of these loans can be used by the trust to purchase additional distribution finance receivables from us each month. Proceeds from securitizations include amounts received related to the incremental increase in the issuance of additional asset-backed notes to investors, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration finance receivables.  For the nine months ended October 3, 2009, we had no proceeds from securitizations, compared with $250 million in the corresponding period of 2008.

Generally, we retain an interest in the assets sold in the form of servicing responsibilities and subordinated interests, including interest-only securities, seller certificates and cash reserves. We had $103 million and $191 million of retained interests associated with $775 million and $2.2 billion of off-balance sheet finance receivables in the distribution finance securitization trust as of October 3, 2009 and January 3, 2009, respectively. The amortized cost basis of our retained interests is $86 million at October 3, 2009.  At October 3, 2009, the trust had $978 million of asset-backed notes outstanding of which $103 million represent our remaining retained interests.  In connection with the maturity of the notes, the trust accumulated $203 million of cash during the third quarter of 2009 from collections of finance receivables.  This cash, combined with cash accumulated during the first eight days of October, was utilized to repay $240 million of the notes held by third-party investors in October 2009.  Due to required amortization and accumulation periods associated with the scheduled maturity of the remaining asset-backed notes, the trust's revolving period ended in the third quarter of 2009.  As of October 8, 2009, due to a change in required cash distributions, the trust will be consolidated by us.

Cash received on retained interests totaled $117 million and $44 million for the nine months ended October 3, 2009 and September 27, 2008, respectively. Servicing fees received totaled $3 million and $18 million for the three and nine months ended October 3, 2009, respectively, compared with $8 million and $25 million for the corresponding periods of 2008.

Total net pre-tax losses, including impairments were $27 million for the nine months ended October 3, 2009.  During the second quarter of 2009, we recognized a $31 million other-than-temporary impairment of our retained interests, excluding interest-only securities.  Of this amount, $18 million was charged to income primarily due to credit losses, representing a decrease in cash flows expected to be collected on these interests for the distribution finance revolving securitization.  The remaining $13 million impairment charge was recognized in other comprehensive income as it is attributable to an increase in market discount rates.  For the three and nine months ended September 27, 2008, net pre-tax gains, including impairments totaled $10 million and $40 million, respectively.  See Note 12: Fair Values of Assets and Liabilities for disclosure of the fair value estimates for retained interests in securitizations and the impairments recorded on the interest-only securities and other retained interests in 2009.

Note 8:  Inventories

(In millions)	October 3, 2009	January 3, 2009
Finished goods	$908	$1,081
Work in process	2,062	1,866
Raw materials	637	765
	3,607	3,712
Progress/milestone payments	(891)	(619)
	$2,716	$3,093

Note 9:  Debt

On September 14, 2009, we issued $600 million of senior notes under our existing registration statement, comprised of $350 million of 6.20% notes due 2015 and $250 million of 7.25% notes due 2019.  Concurrently, Textron Inc. and Textron Financial Corporation announced separate cash tender offers for up to $650 million aggregate principal amount of five separate series of outstanding debt securities with maturity dates ranging from November 2009 to June 2012. The primary purpose of these transactions was to lengthen the maturity profile of our indebtedness.  In connection with these transactions, Textron Inc. extinguished $122 million of its $250 million 4.5% notes due 2010 as of October 3, 2009, and recognized a $3 million pre-tax loss on the early extinguishment of this debt, which is included in selling, general and administrative expense.

Subsequent to the end of the quarter, in connection with the tender offers, on October 13, 2009, Textron Inc. extinguished $146 million of its $300 million 6.5% notes due 2012 and Textron Financial Corporation extinguished $319 million of its medium-term notes with interest rates ranging from 4.6% to 6.0% and maturity dates ranging from November 2009 to February 2011. The related pre-tax loss on these extinguishments totaled $9 million and will be recognized in the fourth quarter of 2009.

For the nine months ended October 3, 2009, Textron Financial Corporation has extinguished through open market purchases an additional $595 million of its debt and has recognized a pre-tax gain of $9 million and $48 million for the three and nine months ended October 3, 2009. In the third quarter of 2009, Textron Inc. extinguished through open market purchases an additional $62 million of its debt and recognized a pre-tax gain of $6 million.

Our debt and credit facilities are summarized below:

(In millions)	October 3, 2009	January 3, 2009
Manufacturing group:
Short-term debt:
Commercial paper	$—	$867
Current portion of long-term debt	134	9
Total short-term debt	134	876
Long-term senior debt:
Medium-term notes due 2010 to 2011	14	17
4.50% due 2010	128	250
Credit line borrowings due 2012	1,172	—
6.50% due 2012	300	300
3.875% due 2013	379	429
4.50% convertible senior notes due 2013	463	—
6.20% due 2015	350	—
5.60% due 2017	350	350
7.25% due 2019	250	—
6.625% due 2020	240	219
Other	112	137
	3,758	1,702
Current portion of long-term debt	(134)	(9)
Total long-term debt	3,624	1,693
Total Manufacturing group debt	$3,758	$2,569
Finance group:
Commercial paper	$—	$743
Other short-term debt	—	25
Medium-term fixed-rate and variable-rate notes:
Due 2009	756	1,534
Due 2010	1,969	2,315
Due 2011	579	727
Due 2012	55	52
Due 2013 and thereafter	762	730
Credit line borrowings due 2012	1,740	—
Securitized on-balance sheet debt	443	853
6% Fixed-to-Floating Rate Junior Subordinated Notes due 2017 and thereafter	300	300
Fair value adjustments and unamortized discount	64	109
Total Finance group debt	$6,668	$7,388

4.50% Convertible Senior Notes
On May 5, 2009, we issued $600 million of 4.50% Convertible Senior Notes (the “Convertible Notes”) with a maturity date of May 1, 2013 and interest payable semi-annually on May 1 and November 1.  The Convertible Notes are convertible, under certain circumstances, at the holder’s option, into shares of our common stock, at an initial conversion rate of 76.1905 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $13.125 per share. Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of Convertible Notes with any of the three following alternatives: (1) shares of our common stock, (2) cash, or (3) a combination of cash and shares of our common stock.

The Convertible Notes are convertible only under the following certain circumstances: (1) during any calendar quarter commencing after June 30, 2009 and only during such calendar quarter, if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter, (2) during the five business day period after any ten consecutive trading day measurement period in which the trading price per $1,000 principal amount of Convertible Notes for each day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, (3) if specified distributions to holders of our common stock are made or specified corporate transactions occur, or (4) at any time on or after February 19, 2013.  As of October 3, 2009, none of the conditions permitting conversion of the Convertible Notes had been satisfied.

The net proceeds from the issuance of the Convertible Notes totaled approximately $582 million after deducting discounts, commissions and expenses.  The Convertible Notes are accounted for in accordance with generally accepted accounting principles, which require us to separately account for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects our non-convertible debt borrowing rate.  Accordingly, we recorded a debt discount and corresponding increase to additional paid in capital of approximately $135 million as of the date of issuance.  We are amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes which increases the effective interest rate of the Convertible Notes from its coupon rate of 4.50% to 11.72%.  Transaction costs of $18 million were proportionately allocated between the liability and equity components.

Concurrently with the pricing of the Convertible Notes, we entered into convertible note hedge transactions with two counterparties, including an underwriter and an affiliate of an underwriter, of the Convertible Notes, for purposes of reducing the potential dilutive effect upon the conversion.  The initial strike price of the convertible note hedge transactions is $13.125 per share of our common stock (the same as the initial conversion price of the Convertible Notes) and is subject to certain customary adjustments. The convertible note hedge transactions cover 45,714,300 shares of common stock, subject to anti-dilution adjustments. We may settle the convertible note hedge transactions in shares, cash or a combination of cash and shares, at our option.  The cost of the convertible note hedge transactions was $140 million, which was recorded as a reduction to additional paid-in capital.  Separately and concurrently with entering into these hedge transactions, we entered into warrant transactions whereby we sold warrants to each of the hedge counterparties to acquire, subject to anti-dilution adjustments, an aggregate of 45,714,300 shares of common stock at an initial exercise price of $15.75 per share. The aggregate proceeds from the warrant transactions were $95 million, which was recorded as an increase to additional paid-in capital.

We incurred cash and non-cash interest expense of $14 million and $24 million for these Convertible Notes for the three and nine months ended October 3, 2009.  As of October 3, 2009, the unamortized discount amount, including issuance costs totaled $137 million, resulting in a net carrying value of $463 million for the liability component.

Credit facility
On July 14, 2009, a newly formed, wholly-owned finance subsidiary of Textron entered into a credit agreement with the Export-Import Bank of the United States which establishes a $500 million credit facility to provide funding to finance purchases of aircraft by non-U.S. buyers from Cessna and Bell.  The facility is structured to be available for financing sales to international customers who take delivery of new aircraft by December 2010.  At October 3, 2009, we had $30 million outstanding under this facility.

Note 10:  Guarantees and Indemnifications

As disclosed under the caption “Guarantees and Indemnifications” in Note 18 to the Consolidated Financial Statements in Textron’s 2008 Annual Report on Form 10-K, we have issued or are party to certain guarantees, including a performance guarantee related to the VH-71 helicopter program.  In June 2009, we received notification that the VH-71 helicopter program was terminated for convenience by the U.S. Government, and the related performance guarantee was cancelled in October.  As of October 3, 2009, there has been no other material change to our guarantees.

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

Changes in our warranty and product maintenance liabilities are as follows:

	Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008
Accrual at the beginning of period	$278	$313
Provision	129	145
Settlements	(168)	(149)
Adjustments to prior accrual estimates	18	(12)
Reclassification adjustments	—	(5)
Accrual at the end of period	$257	$292

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

ARH Program Termination
On October 16, 2008, we received notification from the U.S. Department of Defense that it would not certify the continuation of the Armed Reconnaissance Helicopter (ARH) program to Congress under the Nunn-McCurdy Act, resulting in the termination of the program for the convenience of the Government. The ARH program included a development phase, covered by the System Development and Demonstration (SDD) contract, and a production phase. We submitted our claim for the termination costs for the SDD contract in October 2009, and believe that these costs are fully recoverable from the U.S. Government.

Prior to termination of the program, we obtained inventory and incurred vendor obligations for long-lead time materials related to the anticipated Low Rate Initial Production (LRIP) contracts to maintain the program schedule based on our belief that the LRIP contracts would be awarded. We have since terminated these vendor contracts and are negotiating to settle our termination obligations, which we estimate may cost up to approximately $75 million. We continue to evaluate the utility of the related inventory to other Bell programs, customers, or vendors. This review and the related discussions with vendors are ongoing. We estimate that our potential loss resulting from our LRIP-related vendor obligations will be between approximately $50 million and $75 million. At October 3, 2009, our reserves related to this program totaled $50 million. In October 2009, we filed a claim with the U.S. Government to request reimbursement of costs expended in support of the LRIP program.

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

	October 3, 2009			January 3, 2009
(In millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Assets
Manufacturing group
Foreign currency exchange contracts	$—	$43	$—	$—	$2	$—
Forward contracts for Textron Inc. stock	6	—	—	—	—	—
Finance group
Derivative financial instruments	—	78	—	—	133	—
Retained interests in securitizations	—	—	88	—	—	12
Total assets	$6	$121	$88	$—	$135	$12
Liabilities
Manufacturing group
Forward contracts for Textron Inc. stock	$—	$—	$—	$98	$—	$—
Foreign currency exchange contracts	—	24	—	—	84	—
Finance group
Derivative financial instruments	—	5	—	—	21	—
Total liabilities	$—	$29	$—	$98	$105	$—

Foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. This is observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. We record changes in the fair value of these contracts, to the extent they are effective as cash flow hedges, in other comprehensive income. If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in income.

The Finance group’s derivative contracts are not exchange-traded. Derivative financial instruments are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of derivative assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared to a standard AA-rated counterparty; however, this had no significant impact on the valuation as of October 3, 2009 as most of our counterparties are AA-rated and the vast majority of our derivative instruments are in an asset position.

Retained interests in securitizations represent our subordinated interest in finance receivables sold to qualified special purpose trusts and include interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations.  We estimate fair value upon the initial recognition of the retained interest based on the present value of expected future cash flows using our best estimates of key assumptions – credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved.  These inputs are classified as Level 3 since they reflect our own judgment regarding the assumptions market participants would use in pricing these assets based on the best information available in the circumstances as there is no active market for these assets.  We review the fair values of the retained interests quarterly using a discounted cash flow model and updated assumptions, and compare such amounts with the amortized cost basis.  At October 3, 2009, the key economic assumptions used in measuring the retained interests related to the distribution finance revolving securitization included an annual rate for expected credit losses of 4.98%, a monthly payment rate of 12.5% and a residual cash flows discount rate of 10.1%. Net charge-offs as a percentage of distribution finance receivables was 4.89% for the nine months ended October 3, 2009, compared with 1.94% for the full year of 2008.   The 60+ days contractual delinquency percentage for distribution finance receivables was 6.36% and 2.08% at October 3, 2009 and January 3, 2009, respectively.

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

The table below presents the change in fair value measurements for our retained interests in securitizations that used significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Balance, beginning of period	$3	$53	$12	$43
Transfers from nonrecurring classification	110	—	110	—
Net gains for the period:
Increase due to securitization gains on sale of finance receivables	—	17	—	59
Change in value recognized in Finance revenues	—	1	—	2
Change in value recognized in other comprehensive income	12	—	11	—
Impairments recognized in earnings	—	(5)	(8)	(5)
Collections, net	(37)	(18)	(37)	(51)
Balance, end of period	$88	$48	$88	$48

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents those assets that are measured at fair value on a nonrecurring basis that had fair value measurement adjustments in 2009.   These assets were measured using significant unobservable inputs (Level 3) and include the following as of October 3, 2009:

(In millions)
Finance group
Finance receivables held for sale	$998
Impaired loans	532
Other assets	43

Finance Receivables Held for Sale - Finance receivables held for sale are recorded at the lower of cost or fair value.  Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value.  The decrease in the finance receivables held for sale was $4 million and $16 million during the three and nine months ended October 3, 2009, which was recorded as an increase to the valuation allowance during the periods.  See Note 7: Accounts Receivable, Finance Receivables and Securitizations, regarding the change in classification of certain finance receivables from held for sale to held for investment in 2009.  Finance receivables held for sale primarily include asset-based revolving lines of credit, dealer inventory financing and golf mortgages. The majority of the finance receivables held for sale were identified at the individual loan level. Golf and resort mortgages classified as held for sale were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value.

There are no active, quoted market prices for our finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models to estimate the exit price we expect to receive in the principal market for each type of loan in an orderly transaction, which includes both the sale of pools of similar assets, and the sale of individual loans. The models we used incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of current market participants were compared to observable market inputs, including bids from prospective purchasers and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are rarely derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables held for sale involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants.

Impaired Loans - Loan impairment is measured by comparing the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent, to its carrying amount. If the carrying amount is higher, we establish a reserve based on this difference. This evaluation is inherently subjective as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans and the underlying collateral, which may differ from actual results. Impaired nonaccrual loans are included in the table above since the measurement of required reserves on our impaired loans is significantly dependent on the fair value of the underlying collateral.  Fair values of collateral are determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models.  Fair value measurements recorded during the three and nine months ended October 3, 2009 on impaired loans resulted in a $26 million and $143 million charge, respectively, to provision for loan losses and were primarily related to initial fair value adjustments.

Other assets - Other assets include repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables.  The fair value of these assets is determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models.  For repossessed assets and properties, which are considered assets held for sale, if the carrying amount of the asset is higher than the estimated fair value, we record a corresponding charge to income for the difference.  For operating assets received in satisfaction of troubled finance receivables, if the sum of the undiscounted cash flows is estimated to be less than the carrying value, we record a charge to income for any shortfall between estimated fair value and the carrying amount.  During the three and nine months ended October 3, 2009, fair value adjustments on these assets totaled $6 million and $28 million, respectively, and were recorded in Finance revenues in the Consolidated Statement of Operations.

In connection with the cancellation of the Citation Columbus development program, we recorded a $43 million impairment charge in the second quarter of 2009 to write off capitalized costs related to tooling and a partially-constructed manufacturing facility, which we no longer consider to be recoverable.  The fair value of the remaining assets was determined using Level 3 inputs and was less than $1 million.  See Note 2: Special Charges for more detail regarding these charges.

Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	October 3, 2009		January 3, 2009
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,653)	$(3,846)	$(2,438)	$(2,074)
Finance group
Finance receivables held for investment, excluding leases	4,941	4,305	5,665	4,828
Retained interest in securitizations, excluding interest only securities	5	5	188	178
Investments in other marketable securities	74	61	95	78
Debt	(6,638)	(6,299)	(7,388)	(6,507)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions. We utilize the same valuation methodologies to determine the fair value estimates for finance receivables held for investment as used for finance receivables held for sale.

At October 3, 2009, retained interests in securitizations totaling $88 million were recorded at fair value as discussed in the preceding section and, accordingly, are not reflected in the above table.

Investments in other marketable securities represent notes receivable issued by securitization trusts that purchase timeshare notes receivable from timeshare developers. These notes are classified as held-to-maturity and are held at cost. The estimate of fair value was based on observable market inputs for similar securitization interests in markets that are currently inactive.

At October 3, 2009 and January 3, 2009, approximately 61% and 82%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions. The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations.

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

Our exposure to loss from nonperformance by the counterparties to our derivative agreements at October 3, 2009 is minimal. We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due. We have historically minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A. The recent uncertainty in the financial markets has negatively affected the bond ratings of all of our counterparties, and we continuously monitor our exposures to ensure that we limit our risks. The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities created in the normal course of business. We primarily utilize forward exchange contracts and purchased options with maturities of no more than 18 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At October 3, 2009, we had a net deferred gain of $14 million in OCI related to these cash flow hedges.  As the underlying transactions occur, we expect to reclassify a $5 million loss into earnings in the next 12 months and $19 million of gains in the following 12-month period.

Net Investment Hedges
We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. Currency effects on the effective portion of these hedges, which are reflected in the cumulative translation adjustment account within OCI, produced a $5 million after-tax loss for the third quarter, resulting in an accumulated net loss balance of $22 million at October 3, 2009.  The ineffective portion of these hedges was insignificant.

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

Fair Values of Derivative Instruments
	Assets		Liabilities
(In millions)	October 3, 2009	January 3, 2009	October 3, 2009	January 3, 2009
Derivatives designated as hedging instruments
Fair value hedges
Finance group
Interest rate exchange contracts	$51	$112	$(4)	$(7)
Cash flow hedges
Manufacturing group
Foreign currency exchange contracts	31	2	(8)	(41)
Forward contracts for Textron Inc. stock	6	—	—	(98)
Finance group
Cross-currency interest rate exchange contracts	24	21	(1)	(1)
Total cash flow hedges	61	23	(9)	(140)
Total derivatives designated as hedging instruments	$112	$135	$(13)	$(147)
Derivatives not designated as hedging instruments
Manufacturing group
Foreign currency exchange contracts	$12	$—	$(16)	$(43)
Finance group
Foreign currency exchange contracts	3	—	—	—
Interest rate exchange contracts	—	—	—	(13)
Total derivatives not designated as hedging instruments	$15	$—	$(16)	$(56)

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

The effect of derivative instruments designated as fair value hedges is recorded in the Consolidated Statements of Operations.  The gain (loss) for each respective period is provided in the following table:

		Three Months Ended		Nine Months Ended
(In millions)	Gain (Loss) Location	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Finance group
Interest rate exchange contracts	Interest expense, net	$2	$14	$(13)	$27
Interest rate exchange contracts	Finance charges	2	—	8	(1)

For our cash flow hedges, the amount of gain (loss) recognized in other comprehensive income and the amount reclassified from accumulated other comprehensive income into income for the nine months ended October 3, 2009 and September 27, 2008 is provided in the following table:

	Amount of Gain(Loss) Recognized in OCI (Effective Portion)		Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(In millions)	2009	2008	Gain (Loss) Location	2009	2008
Manufacturing group
Foreign currency exchange contracts	$54	$(24)	Cost of sales	$(8)	$2
Forward contracts for Textron Inc. stock	—	(13)	Selling and administrative	(6)	7

The amount of ineffectiveness on our fair value hedges is insignificant.  During the third quarter of 2009, certain foreign currency exchange contracts were no longer deemed to be effective cash flow hedges resulting in a gain of

$11 million in the quarter.  These contracts were unwound through the purchase of forward contracts directly offsetting the terms of the undesignated hedges.

We also enter into certain other foreign currency derivative instruments that do not meet hedge accounting criteria and primarily are intended to protect against exposure related to intercompany financing transactions. For these instruments, the Manufacturing group reported a loss in selling and administrative expenses of $28 million and $3 million for the three and nine months ended October 3, 2009, respectively, and a gain of $1 million and loss of $9 million for the three and nine months ended September 27, 2008.  Our Finance group reported a loss of $30 million and $82 million in selling and administrative expenses for the three and nine months ended October 3, 2009, respectively, and a loss of $3 million for the nine months ended September 27, 2008.

Note 14:  Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  This standard eliminates the concept of a qualifying special-purpose entity (QSPE) and its exclusion from consolidation by the primary beneficiary in that variable interest entity (VIE) or the transferor of financial assets to the VIE.  The new accounting guidance also requires that former QSPEs be reevaluated for consolidation.  This standard is effective beginning in the first quarter of 2010 and early application is prohibited.  The adoption of this standard will result in the consolidation of any remaining off-balance sheet securitization trusts, which include securitized finance receivables and related debt.  The adoption of this standard will not have a material impact on our financial position, results of operations or liquidity.

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

Our revenues by segment and a reconciliation of segment profit to income (loss) from continuing operations before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
REVENUES
MANUFACTURING:
Cessna	$825	$1,418	$2,465	$4,165
Bell	628	702	2,040	1,974
Textron Systems	502	441	1,397	1,427
Industrial	523	726	1,506	2,320
	2,478	3,287	7,408	9,886
FINANCE	71	184	279	575
Total revenues	$2,549	$3,471	$7,687	$10,461
SEGMENT OPERATING PROFIT
MANUFACTURING:
Cessna (a)	$32	$238	$170	$707
Bell	79	63	220	184
Textron Systems	68	67	175	194
Industrial	6	6	9	91
	185	374	574	1,176
FINANCE	(64)	18	(229)	73
Segment profit	121	392	345	1,249
Special charges	(42)	—	(203)	—
Corporate expenses and other, net	(44)	(39)	(124)	(123)
Interest expense, net for Manufacturing group	(40)	(32)	(102)	(91)
Income (loss) from continuing operations before income taxes	$(5)	$321	$(84)	$1,035

(a)	During the first quarter of 2009, we sold the assets of CESCOM, Cessna’s aircraft maintenance tracking service line, resulting in a pre-tax gain of $50 million.

Item 1A.     RISK FACTORS

Our business, financial condition and results of operations are subject to various risks, including the risk factors discussed in our Annual Report on Form 10-K for the year ended January 3, 2009 and those additional and updated risk factors discussed in our Quarterly Report on Form 10-Q for the fiscal quarters ended April 4, 2009 and July 4, 2009, all of which should be carefully considered by investors in our securities.  The risks discussed in our SEC filings are those that we believe currently are the most significant, although additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues

Revenues decreased $922 million, 27% and $2.8 billion, 27% in the three and nine months ended October 3, 2009, respectively, compared with the corresponding periods of 2008.  Lower volumes at Cessna accounted for approximately 65% and 63% of the total revenue decrease in both periods, respectively, and were primarily due to reductions in business jet and other aircraft volume, reflecting the impact of order cancellations and reduced demand.  The economic recession has also negatively impacted the automotive, construction and golf industries resulting in lower volume at the Industrial segment, which accounted for approximately 21% and 27% of the total revenue decrease for both periods, respectively.  In addition, lower revenues for the Finance segment accounted for approximately 12% and 11% of the total revenue decrease for both periods, respectively, primarily due to discounts taken on the sale or early termination of finance assets and impairment charges associated with repossessed aircraft, and lower average finance receivables.

Cost of Sales

Cost of sales as a percentage of Manufacturing revenues was 82.6% and 83.0% for the three and nine months ended October 3, 2009, respectively, compared with 78.9% for both of the corresponding periods of 2008.  Cost of sales increased in 2009 primarily due to the impact of lower production levels and temporary plant shutdowns at Cessna and Industrial, resulting in increased conversion costs and idle capacity, along with inventory writedowns at Cessna.

Selling and Administrative Expense

Selling and administrative expense decreased $71 million, 17%, and $169 million, 14%, for the three and nine months ended October 3, 2009, respectively, compared with corresponding periods of 2008, primarily due to workforce reductions and furlough programs resulting in lower compensation and related costs, lower sales commissions at Cessna, and a decline in professional service and travel costs due to cost reduction efforts.  For the three and nine months ended October 3, 2009, Cessna’s sales commissions represented approximately $8 million and $61 million, respectively, of the decrease due to lower sales.

Interest Expense, net

Interest expense, net includes interest for both the Finance group and the Manufacturing group.  For the third quarter of 2009, interest expense, net decreased $29 million, 28%, compared with the third quarter of 2008, primarily due to lower debt in the Finance segment as it continues to liquidate its portfolio.  Interest expense, net for the Manufacturing group increased $8 million, 25%, largely due to $14 million in interest on the Convertible Notes issued in the second quarter of 2009, partially offset by lower rates in 2009 due to our borrowings from our bank lines of credit.  Interest expense for the Finance group is included within segment profit.

For the nine months ended October 3, 2009, interest expense, net decreased $88 million, 28%, compared with the corresponding period of 2008, primarily due to reduced debt in the Finance segment as it continues to liquidate its portfolio. Interest expense, net for the Manufacturing group increased $11 million, 12%, primarily due to $24 million in interest on the Convertible Notes issued in the second quarter of 2009, partially offset by lower rates in 2009 due to our borrowings from our bank lines of credit.

Special Charges

In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company, which includes corporate and segment direct and indirect workforce reductions and streamlining of administrative overhead, and announced the exit of portions of our commercial finance business.  This program was expanded in the first half of 2009 to include additional workforce reductions, primarily at Cessna, and the cancellation of the Citation Columbus development project.  In the third quarter of 2009, the program was further expanded to include additional headcount reductions at Corporate and Bell.  We expect to eliminate approximately 10,700 positions worldwide representing approximately 25% of our global workforce at the inception of the program.  As of October 3, 2009, we have terminated approximately 10,100 employees and have exited 22 owned and leased facilities and plants under this program.

Restructuring costs by segment are as follows:

(In millions)	Severance Costs	Curtailment Charges, Net	Asset Impairments	Contract Terminations and Other	Total Restructuring
Three Months Ended October 3, 2009
Cessna	$10	$—	$2	$5	$17
Industrial	1	—	—	—	1
Bell	8	—	—	—	8
Textron Systems	1	—	—	—	1
Finance	1	—	—	—	1
Corporate	14	—	—	—	14
	$35	$—	$2	$5	$42
Nine Months Ended October 3, 2009
Cessna	$74	$26	$54	$6	$160
Industrial	6	(4)	—	1	3
Bell	8	—	—	—	8
Textron Systems	2	2	—	—	4
Finance	7	1	—	1	9
Corporate	19	—	—	—	19
	$116	$25	$54	$8	$203

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

Since the inception of the restructuring program, we have incurred the following costs through October 3, 2009:

(In millions)	Severance Costs	Curtailment Charges, Net	Asset Impairments	Contract Terminations and Other	Total Restructuring
Cessna	$79	$26	$54	$6	$165
Industrial	22	(4)	9	1	28
Bell	8	—	—	—	8
Textron Systems	3	2	—	—	5
Finance	22	1	11	2	36
Corporate	25	—	—	—	25
	$159	$25	$74	$9	$267

We estimate that we will incur approximately $40 million in additional pre-tax restructuring costs in the fourth quarter 2009 most of which will result in future cash outlays, primarily attributable to severance payments related to additional workforce reductions throughout the company and a realignment of our management structure.  We expect that the program will be substantially completed in 2010. We also expect to incur additional costs to exit then non-captive portion of our Finance segment over the next two to three years.  These costs are expected to be primarily attributable to severance and retention benefits and are not reasonably estimable at this time.

Income Taxes

The tax benefit for continuing operations of $11 million and $71 million for the three and nine months ended October 3, 2009, equated to an effective tax rate of 220.0% and 84.5% (benefits on a loss), compared with an effective tax rate for continuing operations of 36.1% and 34.3% (provision on income) during the corresponding periods of 2008, respectively.

The third quarter 2009 effective tax rate benefit of 220% differs from the U.S. Federal statutory rate of 35% due primarily to a 416% benefit attributed to our international operations as a result of favorable tax settlements of prior year tax disputes, partially offset by a 173% detriment for un-benefited losses attributable to CitationShares, now called CitationAir.

For the nine months ended October 3, 2009, the effective tax rate benefit of 84.5% differs from the U.S. Federal statutory rate due primarily to a 34% favorable impact attributed to our international operations as a result of favorable tax settlements of prior year tax disputes and the benefit attributable to the adoption, for Canadian tax purposes, of the U.S. dollar as the functional currency for one of our wholly-owned Canadian subsidiaries, 14% due to a reduction in unrecognized tax benefits resulting from a capital gain on the sale of CESCOM and 9% due to a reduction in a valuation allowance related to contingent payments on a prior year transaction.

Backlog

Our aircraft and defense business backlog totaled $14.4 billion at October 3, 2009 and was primarily comprised of the following:

(In millions)	October 3, 2009	January 3, 2009
Bell	$5,633	$6,192
Textron Systems	1,845	2,192
Cessna	6,887	14,530

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

In the second quarter of 2009, Cessna decided to formally cancel the development of the Citation Columbus.  The decrease in backlog at Cessna includes $2.1 billion attributable to orders for the Citation Columbus aircraft that were cancelled in the second quarter of 2009, along with cancellations of other business jet orders due to the economic recession.  We have continued to experience cancellations and expect ongoing volatility in our Cessna backlog until economic conditions stabilize.

Discontinued Operations

On April 3, 2009, we sold HR Textron, an operating unit previously reported within the Textron Systems segment, for $376 million in cash.  The sale resulted in an after-tax gain of $8 million after final settlement and net after-tax proceeds of approximately $280 million.

Income from discontinued operations, net of income taxes was $45 million for the nine months ended October 3, 2009, primarily due to a $34 million tax benefit from the reduction in tax contingencies as a result of the HR Textron sale and a valuation allowance reversal on a previously established deferred tax asset in the first half of 2009.

Segment Analysis

Segment profit is an important measure used to evaluate performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges.  The measurement for the Finance segment includes interest income and expense and excludes special charges.

Cessna
	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues	$825	$1,418	$2,465	$4,165
Segment profit	32	238	170	707

The deterioration in the global economy in 2009 has significantly impacted the business jet market as evidenced by a decline in new aircraft orders and an increase in order cancellations. In response to these conditions, Cessna has made several reductions to its aircraft production schedule to align output with customer demand.  Cessna has reduced its headcount by approximately 7,900 employees through the end of the third quarter of 2009.  See the Special Charges section regarding this restructuring program, including cancellation of the Citation Columbus development program in the second quarter of 2009.

Third Quarter of 2009
Cessna’s revenues decreased $593 million in the third quarter of 2009, compared with the corresponding period of 2008, primarily due to lower volume in business jets and other aircraft reflecting the impact of order cancellations and decreased demand.  We delivered 68 jets in the third quarter of 2009, compared with 124 jets in the corresponding period of 2008, representing 91% of the decrease in revenue.  Cessna’s spare parts, product support and maintenance activities also experienced lower volume and represented 6% of the decrease in revenue largely due to a decline in aircraft utilization primarily due to the economic recession.  Cessna’s lower revenues were partially offset by an increase in used aircraft volume of $31 million.

Cessna’s segment profit decreased $206 million in the third quarter of 2009, compared with the corresponding period of 2008, primarily due to a $243 million impact from lower volume. The volume impact also includes

$21 million due to idle capacity related to lower production levels and temporary plant shutdowns. The impact of lower volume was partially offset by $50 million in lower engineering, selling and administrative expenses, largely due to the workforce reduction in 2009.

Year-to-date 2009
For the nine months ended October 3, 2009, Cessna’s revenues decreased $1.7 billion compared with the corresponding period of 2008, primarily due to lower volume in business jets and other aircraft reflecting the impact of order cancellations and decreased demand.  We delivered 221 jets in the nine months ended October 3, 2009, compared with 336 jets in the corresponding period of 2008, representing 85% of the decrease in revenues.  Cessna’s spare parts, product support and maintenance activities also experienced lower volume and represented 7% of the decrease in revenue largely due to a decline in aircraft utilization primarily due to the economic recession.  Lower CitationAir volume represented 4% of the decrease in revenues primarily due to lower demand.

For the nine months ended October 3, 2009, Cessna’s segment profit decreased $537 million compared with the corresponding period of 2008, primarily due to a $639 million impact from lower sales volume, which includes both the impact of lower sales commissions and $34 million due to idle capacity related to lower production levels and temporary plant shutdowns. This decrease was partially offset by $50 million of favorable cost performance and a $50 million gain in the first quarter of 2009 on the sale of assets related to CESCOM, which provided maintenance tracking services to Cessna’s customers.

Cessna’s favorable cost performance includes $77 million in lower engineering, selling and administrative expense, largely due to the workforce reductions in 2009, and $66 million in forfeiture income from order cancellations, partially offset by a $43 million increase in write-downs of pre-owned aircraft inventory, reflecting lower fair market values due to an excess supply in the market, higher warranty expense of $14 million, an increase in inventory reserves of $14 million and unfavorable performance at CitationAir of $11 million.

Bell
	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues	$628	$702	$2,040	$1,974
Segment profit	79	63	220	184

Third Quarter of 2009
Bell’s revenues decreased $74 million in the third quarter of 2009, compared with the corresponding period of 2008.  The decrease in revenues primarily reflects lower commercial helicopter volume of $80 million, reflecting the timing of certain deliveries and lower customer demand, and the impact of the 2008 cancellation of the ARH program, which contributed $32 million of revenue in 2008.  These decreases were partially offset by increased pricing of $23 million, primarily for certain commercial helicopters.

Bell’s segment profit increased by $16 million in the third quarter of 2009, compared with the corresponding period of 2008, primarily due to lower selling and administrative expenses of $16 million, an $11 million gain on a Canadian currency exchange contract, lower research and development costs of $10 million and a $9 million impact of higher pricing in excess of inflation.  These increases were partially offset by lower volume of $18 million and a change in product mix of $13 million, which principally relates to commercial helicopters. We recognized a gain on a Canadian currency exchange contract that was unwound during the quarter due to a significant decline in the production activity that we had hedged.

Year-to-date 2009
For the nine months ended October 3, 2009, Bell’s revenues increased $66 million compared with the corresponding period of 2008.  Approximately 94% of the increase is due to higher pricing, primarily related to certain commercial helicopters, while higher volume accounted for 6% of the increase.  Our volume increased $89 million for the V-22 program, $27 million in the Kiowa Warrior Safety Enhancement Program and $14 million in Huey II Kits, while volume decreased $72 million for commercial helicopters and $61 million related to the ARH program.

For the nine months ended October 3, 2009, Bell’s segment profit increased by $36 million compared with the corresponding period of 2008, primarily due to higher pricing in excess of inflation of $29 million and improved cost performance of $22 million, partially offset by a change in product mix primarily due to commercial helicopters of $12 million.  The improved cost performance primarily reflects lower selling and administrative expenses of $16 million, lower research and development costs of $10 million and an $11 million gain on the Canadian currency exchange contract unwound in the third quarter, as discussed above.  These cost improvements were partially offset by higher warranty costs of $10 million and an increase in costs related to the termination of certain commercial models of $8 million.

Textron Systems
	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues	$502	$441	$1,397	$1,427
Segment profit	68	67	175	194

Third Quarter of 2009
Textron Systems’ revenue and segment profit increased $61 million and $1 million, respectively, in the third quarter of 2009, compared with the corresponding period of 2008.  The revenue increase was primarily due to higher defense volumes largely related to Unmanned Aircraft Systems (UAS), which had an $8 million favorable impact on segment profit.  This increase was partially offset by lower aircraft engine volume of $17 million, which had a $3 million unfavorable impact on segment profit and is largely due to a decline in aircraft production as aircraft manufacturers cut production levels in response to lower demand. Segment profit was also impacted by a $4 million intangible impairment charge.

Year-to-date 2009
For the nine months ended October 3, 2009, Textron Systems’ revenue decreased $30 million compared with the corresponding period of 2008, primarily due to lower volume.  Aircraft engine volume decreased $62 million, largely due to the decline in aircraft production as aircraft manufacturers cut production levels in response to lower demand, while Armed Security Vehicles (ASV) aftermarket volume decreased $28 million.  These decreases were partially offset by higher Sensor Fused Weapon volume of $35 million and an increase in UAS volume of $23 million.

For the nine months ended October 3, 2009, Textron Systems’ segment profit decreased by $19 million compared with the corresponding period of 2008, primarily due to an $11 million impact from lower aircraft engine volume, idle facility costs resulting from lower production, lower defense volumes of $4 million and a $4 million intangible impairment charge.

Industrial
	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues	$523	$726	$1,506	$2,320
Segment profit	6	6	9	91

Third Quarter of 2009
Revenues for the Industrial segment decreased $203 million in the third quarter of 2009, compared with the corresponding period of 2008, and segment profit was unchanged.  Approximately 96% of the revenue decrease is attributed to lower volumes, while the remainder was primarily due to unfavorable foreign exchange impact of fluctuations of the Euro.  Lower volume had a $61 million impact on segment profit, which was offset by improved cost performance of $55 million and lower inflation of $6 million.  Cost performance has improved largely due to significant efforts made to reduce costs through workforce reductions, employee furloughs, temporary plant shutdowns and lower engineering and selling and administrative costs.

Year-to-date 2009
For the nine months ended October 3, 2009, revenues for the Industrial segment decreased $814 million, compared with the corresponding period of 2008.  Lower volume comprised approximately 93% of the decrease, reflecting lower demand due to the economic recession.  An unfavorable foreign exchange impact of $82 million was largely due to fluctuations of the Euro, and was partially offset by $22 million in higher pricing.

For the nine months ended October 3, 2009, the Industrial segment’s profit decreased $82 million compared with the corresponding period of 2008, primarily due to lower volume of $239 million, partially offset by improved cost performance of $137 million and higher pricing of $21 million.  Cost performance has improved largely due to significant efforts made to reduce costs through workforce reductions, employee furloughs, temporary plant shutdowns and lower engineering, selling and administrative costs.

Finance
	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues	$71	$184	$279	$575
Segment profit (loss)	(64)	18	(229)	73

Third Quarter of 2009
Revenues for the Finance group decreased $113 million and segment profit decreased $82 million in the third quarter of 2009, compared with the corresponding quarter of 2008, primarily due to the following:
(In millions)	Revenue	Segment Profit
Portfolio losses	$(53)	$(53)
Increase in provision for loan losses	—	(9)
Lower other income	(26)	(26)
Revenue impact of lower average finance receivables of $1.2 billion	(21)	(10)
Lower market interest rates	(20)	—
Lower securitization gains	(16)	(16)
Suspended earnings on nonaccrual finance receivables	(8)	(8)
Accretion of valuation allowance	16	16
Gains on debt extinguishment	9	9

Portfolio losses include discounts taken on the sale or early termination of finance assets, which include discounts associated with the liquidation of distribution finance and golf mortgage receivables of $26 million in the third quarter of 2009, and impairment charges.  In the third quarter of 2009, we recognized impairment charges of $19 million related to real estate received at the maturity of a leveraged lease and $5 million associated with repossessed aircraft as a result of weaker aircraft values.

Other income decreased primarily due to an $11 million reduction in servicing and investment income and a $4 million increase to the valuation allowance for the held for sale portfolio to reflect the estimated cost to exit certain portfolios.

Accretion of valuation allowance represents the recognition of interest earnings in excess of a loan’s contractual rate as a result of the discount rate utilized to record the loan at fair value in previous periods.  These interest earnings are recognized over the remaining life of the portfolio to the extent the valuation allowance is not expected to be utilized to absorb losses associated with sales, discounted payoffs or credit losses.

The higher provision for loan losses for the third quarter of 2009 was primarily due to a $22 million increase in the captive finance portfolio related to an increase in both the rate and severity of defaults as a result of weaker general economic conditions and declining aircraft values, and a $7 million increase in the resort finance portfolio, reflecting an increase in defaults in our borrowers’ timeshare note portfolios and the lack of liquidity available to borrowers in this industry.  These increases were partially offset by lower provision for losses in the distribution finance portfolio of $16 million and specific reserving actions taken on two accounts in 2008 of $5 million.  Net charge-offs as a percentage of average finance receivables held for investment were 1.43% and 1.05% for the third quarter of 2009 and 2008, respectively.

Year-to-date 2009
Finance segment revenues decreased $296 million and segment profit decreased $302 million in the nine months ended October 3, 2009, compared with the corresponding period of 2008, primarily due to the following:
(In millions)	Revenue	Segment Profit
Portfolio losses	$(115)	$(115)
Lower market interest rates	(82)	—
Increase in provision for loan losses	—	(105)
Lower securitization gains	(57)	(57)
Lower other income	(54)	(54)
Revenue impact of lower average finance receivables of $728 million	(38)	(17)
Suspended earnings on nonaccrual finance receivables	(26)	(26)
Increase in impairments of retained interests in securitizations	(21)	(21)
Gains on debt extinguishment	48	48
Benefit from variable-rate receivable interest rate floors	26	26
Accretion of valuation allowance, as described above	16	16

Portfolio losses include discounts taken on the sale or early termination of finance assets, including discounts associated with the liquidation of distribution finance and golf mortgage receivables of $58 million and impairment charges of $21 million associated with repossessed aircraft as a result of weaker aircraft values. In addition, in the third quarter of 2009, we recognized impairment charges of $19 million related to real estate received at the maturity of a leveraged lease.

Other income decreased primarily due to a $19 million reduction in servicing and investment income and a $16 million increase to the valuation allowance for the held for sale portfolio to reflect the estimated cost to exit certain portfolios.

The higher provision for loan losses in the nine months ended October 3, 2009 was primarily the result of a $79 million increase in the captive finance portfolio reflecting an increase in both the rate and severity of defaults as a result of weaker general economic conditions and declining aircraft values, a $57 million increase in the resort finance portfolio, reflecting an increase in defaults in our borrowers’ timeshare note portfolios and the lack of liquidity available to borrowers in this industry and a $32 million specific reserve established in the second quarter on one automobile manufacturer lease within the structured finance portfolio. The impact of these increases was partially offset by lower provision for losses in the distribution finance portfolio of $40 million and specific reserving actions taken on two accounts in 2008 of $32 million. Net charge-offs as a percentage of average finance receivables held for investment were 1.92% and 0.81% for the nine months ended October 3, 2009 and September 27, 2008, respectively.

The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment.  Finance receivables held for sale are reflected at fair value on the Consolidated Balance Sheets.  As a result, finance receivables held for sale are not included in the credit performance statistics below.
(Dollars in millions)	October 3, 2009	January 3, 2009
Nonaccrual finance receivables	$838	$277
Allowance for losses	$302	$191
Ratio of nonaccrual finance receivables to finance receivables held for investment	13.74%	4.01%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables held for investment	36.0%	68.9%
Ratio of allowance for losses on finance receivables to finance receivables held for investment	4.95%	2.76%
60+ days contractual delinquency as a percentage of finance receivables	7.26%	2.59%
60+ days contractual delinquency	$440	$178
Operating assets received in satisfaction of troubled finance receivables	$168	$84
Repossessed assets and properties	$74	$70

The increase in nonaccrual finance receivables is primarily attributable to $371 million in resort finance as a result of the lack of liquidity available to borrowers in that industry and $120 million in captive finance, primarily due to a significant increase in delinquent accounts and weaker aircraft values.  The ratio of allowance for losses to nonaccrual finance receivables held for investment decreased primarily as a result of the resort and captive aviation accounts mentioned above for which specific reserves were either not established or established at a percentage of the outstanding balance based on a detailed review of our workout strategy and estimates of collateral value. We expect nonaccrual finance receivables to liquidate more slowly than our performing finance receivables, and believe that the percentage of nonaccrual finance receivables to finance receivables held for investment generally will continue to increase as we execute our liquidation plan under the current economic conditions. See Note 7: Accounts Receivable, Finance Receivables and Securitizations in the Consolidated Financial Statements for more information on nonaccrual and impaired loans.

The increase in operating assets received in satisfaction of troubled loans and leases primarily reflects an increase in the number of golf courses whose ownership was transferred from the borrower to us during 2009 and investments in real estate associated with leveraged leases which matured during 2009.  We intend to operate and improve the performance of these properties prior to their eventual disposition.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  This standard eliminates the concept of a qualifying special-purpose entity (QSPE) and its exclusion from consolidation by the primary beneficiary in that variable interest entity (VIE) or the transferor of financial assets to the VIE.  The new accounting guidance also requires that former QSPEs be reevaluated for consolidation.  This standard is effective beginning in the first quarter of 2010 and early application is prohibited.  The adoption of this standard will result in the consolidation of any remaining off-balance sheet securitization trusts, which include securitized finance receivables and related debt.  The adoption of this standard will not have a material impact on our financial position, results of operations or liquidity.

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

Liquidity and Capital Resources

Borrowing Group Presentation

Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc. consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments.  The Finance group consists of Textron Financial Corporation, its subsidiaries and the securitization trusts consolidated into it, along with two finance subsidiaries owned by Textron Inc. We designed this framework to enhance our borrowing ability by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.

Overview

We believe that with the continued successful execution of the Finance group’s exit plan, combined with other liquidity actions discussed below and the cash we expect to generate from our manufacturing operations, we will have cash sufficient to meet our future liquidity needs.  At October 3, 2009, the Manufacturing group and Finance group had a combined balance of cash and cash equivalents of $2.6 billion.

In the fourth quarter of 2008, our Board of Directors approved a plan to exit all of the commercial finance business of the Finance segment, other than that portion of the business supporting customer purchases of Textron-manufactured products, through a combination of orderly liquidation and selected sales. We made the decision to exit this business due to continued weakness in the economy and in order to address our long-term liquidity position in light of continuing disruption and instability in the capital markets at that time.  We originally expected to reduce managed finance receivables by at least $2.6 billion, net of originations, in 2009, of which approximately $2.0 billion would be used to pay down off-balance sheet securitized debt.  Most of the remainder of cash generated has been and will be utilized to repay the term debt issued by the Finance group that is maturing in 2009.  During the nine months ended October 3, 2009, we have already reduced managed finance receivables by approximately $3.0 billion, primarily in the distribution finance and asset based lending portfolios, and we now expect a total reduction of at least $3.4 billion, net of originations, for the year.

During 2009, the capital markets have improved and we have been able to successfully access these markets to strengthen our current and future liquidity profile.  In May 2009, we completed a concurrent public offering of 4.50% Convertible Senior Notes (the “Convertible Notes”) due 2013 and 23,805,000 shares of our common stock for total net proceeds of approximately $775 million. In July 2009, a newly formed, wholly-owned finance subsidiary of Textron entered into a credit agreement with the Export-Import Bank of the United States which establishes a $500 million credit facility to provide funding to finance purchases of aircraft by non-U.S. buyers from Cessna and Bell.  The facility is structured to be available for financing sales to international customers who take delivery of new aircraft by December 2010.

To lengthen the maturity profile of our indebtedness, on September 14, 2009, we issued $600 million of senior notes under our existing registration statement, comprised of $350 million of 6.20% notes due 2015 and $250 million of 7.25% notes due 2019.  Concurrently, Textron Inc. and Textron Financial Corporation announced separate cash tender offers for up to $650 million aggregate principal amount of five separate series of outstanding debt securities with maturity dates ranging from November 2009 to June 2012.  In connection with these transactions, Textron Inc. extinguished $122 million of its $250 million 4.5% notes due 2010 as of October 3, 2009, and subsequent to the end of the third quarter, Textron Inc. extinguished $146 million of its $300 million 6.5% notes due 2012 and Textron Financial Corporation extinguished $319 million of its medium-term notes with interest rates ranging from 4.6% to 6.0% and maturity dates ranging from November 2009 to February 2011.

In addition to the tender offer, Textron Financial Corporation and Textron Inc. extinguished through open market purchases $595 million and $62 million of their debt, respectively, during the nine months ended October 3, 2009.  We intend to continually evaluate opportunities to strategically repurchase our outstanding debt, and that of our Finance group, if it is in our economic interest, depending on our cash needs and market conditions.

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

The following table summarizes the Finance group’s liquidity position, including all managed finance receivables and both on- and off-balance sheet funding sources as of September 30, 2009, for the specified periods

	Payments/Receipts Due by Period
(In millions)	Less than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 years	Total
Payments due: (1)
Multi-year bank lines of credit	$—	$—	$1,740	$—	$—	$—	$1,740
Term debt	2,390	889	56	581	134	71	4,121
Securitized on-balance sheet debt (2)	57	61	85	62	60	118	443
Subordinated debt	—	—	—	—	—	300	300
Securitized off-balance sheet debt (2)	879	3	—	—	—	31	913
Interest on borrowings (3)	115	69	53	36	28	67	368
Operating lease rental payments	4	4	2	1	1	—	12
Total payments due	3,445	1,026	1,936	680	223	587	7,897
Cash and contractual receipts: (1)(4)
Finance receivable held for investment	1,229	1,222	1,011	736	414	1,497	6,109
Finance receivable held for sale	418	297	160	173	51	27	1,126
Securitized off-balance sheet finance receivables and cash receipts (2)	982	3	—	—	—	31	1,016
Interest receipts on finance receivables (3)	406	299	212	151	109	186	1,363
Operating lease rental receipts	25	20	16	10	6	14	91
Total contractual receipts	3,060	1,841	1,399	1,070	580	1,755	9,705
Cash	616	—	—	—	—	—	616
Total cash and contractual receipts	3,676	1,841	1,399	1,070	580	1,755	10,321
Net cash and contractual receipts (payments)	$231	$815	$(537)	$390	$357	$1,168	$2,424
Cumulative net cash and contractual receipts	$231	$1,046	$509	$899	$1,256	$2,424

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

This liquidity profile, combined with the excess cash generated by our borrowing under committed bank lines of credit, is an indicator of the Finance group’s ability to repay outstanding funding obligations, assuming contractual collection of finance receivables and absent access to new sources of liquidity or origination of additional finance receivables.  On October 3, 2009, our Finance group also had $325 million in other liabilities, primarily accounts payable and accrued expenses, that are payable within the next 12 months.

At October 3, 2009, the Finance group had unused commitments of $515 million to fund new and existing customers under revolving lines of credit, construction loans and equipment loans and leases. The revolving lines of credit commitments generally have an original duration of less than three years, and funding under these facilities is dependent on the availability of eligible collateral and compliance with customary financial covenants. As these agreements may not be used to the extent committed or may expire unused, the total commitment amount does not represent future cash requirements. We also have ongoing customer relationships, including manufacturers and dealers in the Distribution Finance division, which do not contractually obligate us to provide funding, however, we may choose to fund certain of these relationships to facilitate an orderly liquidation and mitigate credit losses. Neither of these types of potential fundings is included as contractual obligations in the table above.

Bank Facilities and Other Sources of Capital

In February 2009, due to the unavailability of term debt and difficulty in accessing sufficient commercial paper on a daily basis, we drew the full amount available under our committed bank lines of credit. The $3.0 billion borrowed under the bank lines of credit is not due until April 2012.   The debt (net of cash)-to-capital ratio for our Manufacturing group was 37% at October 3, 2009, compared with 46% at January 3, 2009, and the gross debt-to-capital ratio at October 3, 2009 was 56%, compared with 52% at January 3, 2009.

We maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities, and the Finance group maintains an effective shelf registration statement that allows it to issue an unlimited amount of public debt securities. On September 14, 2009, we issued $600 million in senior notes comprised of $350 million of 6.20% notes due 2015 and $250 million of 7.25% notes due 2019 under Textron Inc.’s registration statement.   On May 5, 2009, we also issued $600 million of Convertible Notes under Textron Inc.’s registration statement.

The Convertible Notes are convertible, under certain circumstances, at the holder’s option, into shares of our common stock, at an initial conversion rate of 76.1905 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $13.125 per share. Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of Convertible Notes with any of the three following alternatives: (1) shares of our common stock, (2) cash, or (3) a combination of cash and shares of our common stock. The Convertible Notes are convertible only under certain circumstances, which are described in Note 9 to the Consolidated Financial Statements.

The net proceeds from the issuance of the Convertible Notes totaled approximately $582 million after deducting discounts, commissions and expenses.  In connection with the issuance of the Convertible Notes, we entered into convertible note hedge transactions with two counterparties, including an underwriter and an affiliate of an underwriter, of the Convertible Notes, for purposes of reducing the potential dilutive effect upon the conversion. The initial strike price of the convertible note hedge transactions is $13.125 per share of our common stock (the same as the initial conversion price of the Convertible Notes) and is subject to certain customary adjustments. The convertible note hedge transactions cover 45,714,300 shares of our common stock, subject to anti-dilution adjustments. We may settle the convertible note hedge transactions in shares, cash or a combination of cash and shares, at our option.  The cost of the convertible note hedge transactions was $140 million, which was recorded as a reduction to additional paid-in capital.  Separately and concurrently with entering into these hedge transactions, we entered into warrant transactions whereby we sold warrants to each of the hedge counterparties to acquire, subject to anti-dilution adjustments, an aggregate of 45,714,300 shares of common stock at an initial exercise price of $15.75 per share. The aggregate proceeds from the warrant transactions were $95 million, which was recorded as an increase to additional paid-in capital.

Concurrently with the offering and sale of the Convertible Notes, we also offered and sold to the public under the Textron Inc. registration statement 23,805,000 shares of our common stock for net proceeds of approximately $238 million, after deducting discounts, commissions and expenses.

Credit Ratings

The major rating agencies regularly evaluate both borrowing groups, and their ratings of our long-term debt are based on a number of factors, including our financial strength, and factors outside our control, such as conditions affecting the financial services industry generally.  Both our long- and short-term credit ratings were downgraded since the end of 2008.  In connection with these rating actions, the rating agencies have cited concerns about the Finance group, including execution risks associated with our plan to exit portions of our commercial finance business and the need for Textron Inc. to make capital contributions to Textron Financial Corporation, as well as lower than expected business and financial outlook for 2009, including Cessna’s lower earnings and cash flow, the increase in outstanding debt resulting from the borrowing under our bank lines of credit, weak economic conditions and continued liquidity and funding constraints.  Our current credit ratings prevent us from accessing the commercial paper markets, and may adversely affect the cost and other terms upon which we are able to obtain other financing and access the capital markets.

The credit ratings and outlooks of the debt-rating agencies at October 30, 2009 are as follows:

	Fitch Ratings	Moody’s	Standard & Poor’s
Long-term ratings:
Manufacturing	BB+	Baa3	BBB-
Finance	BB+	Baa3	BB+
Short-term ratings:
Manufacturing	B	P3	A3
Finance	B	P3	B
Outlook:
Manufacturing	Negative	Negative	Negative
Finance	Negative	Negative	Developing

Manufacturing Group Cash Flows of Continuing Operations

	Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008
Operating activities	$317	$655
Investing activities	(211)	(415)
Financing activities	1,167	(459)

Cash flows from operating activities decreased for the Manufacturing group primarily due to lower earnings, including lower net distributions received from the Finance group.  For the nine months ended October 3, 2009, changes in our working capital resulted in a $308 million use of cash, primarily due to a decrease in accounts payable and accrued liabilities, which included a $100 million cash settlement of our 2008 stock-based compensation hedge, partially offset by $372 million in cash inflow from inventory reductions.  For the nine months ended September 27, 2008, changes in our working capital resulted in a $463 million use of cash, largely due to the buildup of inventories in the aircraft businesses, partially offset by an increase in accounts payable.

For the nine months ended October 3, 2009, the Finance group paid the Manufacturing group $284 million in cash dividends. Also during this period, the Manufacturing group contributed $197 million of capital to Textron Financial Corporation to maintain compliance with the fixed charge coverage ratio required by the Support Agreement.  On October 9, 2009, Textron Inc. made an additional $73 million cash contribution to maintain compliance with the Support Agreement.

We used less cash for investing activities primarily since we had no acquisitions in 2009, while we used $109 million in cash in 2008 in connection with our acquisition of AAI Corporation. We also used less cash for capital expenditures which decreased to $165 million for the nine months ended October 3, 2009, compared with $310 million in the corresponding period of 2008.

Financing activities provided more cash in 2009, compared with 2008, primarily due to the draw on our bank credit lines and the receipt of proceeds from the issuance of the senior notes, Convertible Notes, common stock and warrants.  In the first quarter of 2009, the Manufacturing group drew $1.2 billion on our bank lines of credit, which was used to repay outstanding commercial paper borrowings and for operations. In the second quarter of 2009, we received proceeds of $582 million, net of fees, from the issuance of the Convertible Notes, partially offset by the purchase of a hedge for $140 million.  In addition, we received $238 million in cash from the issuance of 23,805,000 shares of our common stock and $95 million from the granting of common stock warrants.  In the third quarter, we issued senior notes for proceeds of $595 million. Also in 2009, we paid off $411 million of advances against our officer life insurance policies and $212 million in long-term debt.

We have not repurchased any of our common stock in 2009, while we used $533 million for share repurchases for the nine months ended September 27, 2008.  In addition, as a result of the reduction in our dividend, we paid $156 million less in dividends to our shareholders in 2009 compared to 2008.

Finance Group Cash Flows of Continuing Operations
	Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008
Operating activities	$134	$154
Investing activities	1,363	(225)
Financing activities	(984)	148

The Finance group’s cash flows from investing activities increased for the nine months ended October 3, 2009, compared with the corresponding period of 2008, largely due to lower finance receivable originations of $6.4 billion resulting from our fourth quarter 2008 decision to exit portions of our commercial finance business.  Due to the wind down of this business, we also received lower finance receivable collections of $4.7 billion and $494 million in lower proceeds from receivable sales, including securitizations, which were partially offset by $176 million in proceeds from the sale of repossessed assets and properties and a $106 million increase in cash received from retained interests in securitizations.

The Finance group used more cash for financing activities in 2009, compared with 2008, primarily due to the repayment of debt, commercial paper and intergroup financing in 2009 totaling $2.7 billion, compared with $1.2 billion in 2008.  In 2009, the Finance group repurchased $595 million in debt prior to its maturity resulting in early extinguishment gains of $48 million.  The Finance group’s financing outflows were partially offset by $1.7 billion in proceeds from the first quarter 2009 draw down on its bank lines of credit. In 2008, proceeds from the issuance of long-term debt totaled $1.5 billion.

In addition, the Finance group paid $142 million more in dividends to the Manufacturing group in 2009 compared with 2008.  The Finance group received $197 million in capital contributions from the Manufacturing group for the nine months ended October 3, 2009 to enable it to maintain compliance with the fixed charge coverage ratio required by the Support Agreement.

Consolidated Cash Flows of Continuing Operations
	Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008
Operating activities	$555	$653
Investing activities	1,002	(626)
Financing activities	229	(169)

Cash flows from operating activities decreased primarily due to lower earnings.  For the nine months ended October 3, 2009, changes in our consolidated working capital resulted in a $29 million use of cash, primarily due to a decrease in accounts payable and accrued liabilities, which included a $100 million cash settlement of our 2008 stock-based compensation hedge, partially offset by $368 million in cash inflow from inventory reductions and a $187 million reduction in captive finance receivables, net.  For the nine months ended September 27, 2008, changes in our working capital resulted in a $472 million use of cash, largely due to the buildup of inventories in the aircraft businesses, partially offset by an increase in accounts payable.

Cash flows from investing activities increased in the nine months ended October 3, 2009, compared with the corresponding period of 2008, largely due to lower finance receivable originations of $6.2 billion resulting from our fourth quarter 2008 decision to exit portions of our commercial finance business.  Due to the wind down of this business, we also received lower finance receivable collections of $4.8 billion and $431 million in lower proceeds from receivable sales, including securitizations, which were partially offset by $176 million in proceeds from the sale of repossessed assets and properties and a $106 million increase in cash received from retained interests in securitizations.  We also used less cash since we had no acquisitions in 2009, while we used $109 million in cash in 2008 in connection with our acquisition of AAI Corporation.

Financing activities provided more cash in the nine months ended October 3, 2009, compared with the corresponding period of 2008, primarily due to the draw on our bank lines of credit and $333 million from the issuance of common stock and warrants, partially offset by repayments.  In the first quarter of 2009, we drew $3.0 billion on our bank lines of credit, which was used to repay outstanding commercial paper borrowings and for operations. Proceeds from long-term debt issuances, including the Convertible Notes and the senior notes, totaled $1.2 billion of the nine months ended October 3, 2009, compared with $1.5 billion in the corresponding period of 2008. We used $3.7 billion to repay debt and commercial paper in the nine months ended October 3, 2009, compared with $1.0 billion in the corresponding period of 2008.  Also in 2009, we paid off $411 million of advances against our officer life insurance policies.

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

Significant reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008
Reclassifications/eliminations from investing to operating activities:
Finance receivable originations for Manufacturing group inventory sales	$(461)	$(723)
Cash received from customers, sale of receivables and securitizations	648	715
Eliminations from operating and financing activities:
Dividends paid by Finance group to Manufacturing group, net of capital contributions to the Finance group	(87)	(142)

In 2009, originations have decreased largely due to lower aircraft sales.  In addition, in April 2009, we signed a 3-year agreement with a financial service company to become a provider of financing for a portion of our sales of E-Z-GO golf cars.   We expect this agreement to reduce future finance receivable originations in this business.

Cash Flows of Discontinued Operations
	Nine Months Ended
(In millions)	October 3, 2009	September 27, 2008
Operating activities	$(17)	$(21)
Investing activities	239	(10)
Financing activities	—	(2)

Cash flow from investing activities increased for discontinued operations primarily due to $280 million in after-tax net proceeds upon the sale of HR Textron in the first quarter of 2009, partially offset by $69 million in tax payments made in 2009 related to the sale of the Fluid & Power businesses.

Off-Balance Sheet Arrangements

As of October 3, 2009, we have one significant off-balance sheet financing arrangement.  The distribution finance revolving securitization trust is a master trust that purchases inventory finance receivables from our Finance segment and issues asset-backed notes to investors.  These finance receivables typically have short durations, which results in significant collections of previously purchased finance receivables and significant additional purchases of replacement finance receivables from our Finance segment on a monthly basis.  Due to required amortization and accumulation periods associated with the scheduled maturity of the remaining asset-backed notes, the trust’s revolving period ended in the third quarter of 2009.  As a result, our Finance segment can no longer fund finance receivables by selling them to the trust.

The trust had $978 million of notes outstanding as of October 3, 2009 of which $103 million represent our remaining retained interests.  In connection with the maturity of the notes, the trust accumulated $203 million of cash during the third quarter of 2009 from collections of finance receivables.  This cash, combined with cash accumulated during the first eight days of October, was utilized to repay $240 million of the notes held by third-party investors in October 2009.

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which our products are manufactured and/or sold.  The impact of foreign exchange rate changes for the three and nine months ended October 3, 2009 from the corresponding periods of 2008 is provided below.

(In millions)	Three Months Ended October 3, 2009	Nine Months Ended October 3, 2009
Impact of foreign exchange rates increased (decreased):
Revenues	$(12.7)	$(82.5)
Segment profit	0.5	(0.9)

Critical Accounting Estimates Update

Finance Receivables Held for Sale

Finance receivables are classified as held for sale based on a determination that there is no longer the intent to hold the finance receivables for the foreseeable future, until maturity or payoff, or there is no longer the ability to hold the finance receivables until maturity.  Our decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to contractual duration, type of collateral, credit strength of the borrowers, the existence of continued contractual commitments and the perceived marketability of the finance receivables.  On an ongoing basis, these factors, combined with our overall liquidation strategy, determine which finance receivables we have the positive intent to hold for the foreseeable future and which finance receivables we will hold for sale.  Our current strategy is based on an evaluation of both our performance and liquidity position and changes in external factors affecting the value and/or marketability of our finance receivables.  A change in this strategy could result in a change in the classification of our finance receivables.  As a result of the significant influence of economic and liquidity conditions on our business plans, strategies and liquidity position, and the rapid changes in these and other factors we utilize to determine which assets are classified as held for sale, we currently believe the term “foreseeable future” represents a time period of six to nine months.  We also believe that unanticipated changes in both internal and external factors affecting our financial performance, liquidity position or the value and/or marketability of our finance receivables could result in a modification of this assessment.

Finance receivables held for sale are carried at the lower of cost or fair value.  At the time of transfer to held for sale classification, we establish a valuation allowance for any shortfall between the carrying value, net of all deferred fees and costs and fair value.  In addition, any allowance for loan losses previously allocated to these finance receivables is reclassified to the valuation allowance account, which is netted with finance receivables held for sale on the balance sheet.  This valuation allowance is adjusted quarterly through earnings for any changes in the fair value of the finance receivables below the carrying value.  Fair value changes can occur based on market interest rates, market liquidity and changes in the credit quality of the borrower and value of underlying loan collateral.  If we subsequently determine assets classified as held for sale will not be sold and we have the intent to hold the finance receivables for the foreseeable future, until maturity or payoff, and the ability to hold to maturity, they are reclassified as Finance receivables held for investment with an initial carrying value equivalent to fair value.

Goodwill

Our goodwill at October 3, 2009 by reporting unit is provided below:

(In millions)
Textron Systems	$956
Cessna	322
Golf & Turfcare	141
Kautex	134
Greenlee	119
Bell	31
$1,703

On an annual basis, and if required, on an interim basis, goodwill impairment is determined using a two-step process. In Step 1, companies are required to estimate fair value of their reporting units, which may be done using various methodologies, including the income method using discounted cash flows.  This estimated fair value is then compared to the carrying value of the reporting unit.  If estimated fair value is less than the carrying value, Step 2 of the goodwill impairment test must be performed to determine the amount of the impairment.  In Step 2, companies must determine the implied fair value of the reporting unit’s goodwill by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.

We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired.  If necessary, we determine the fair value estimates for our reporting units at interim periods using discounted cash flows that incorporate assumptions consistent with those that we believe market participants would use in valuing these businesses.  These assumptions include short and long-term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, current cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.

The revenue growth rates and operating margins used in our discounted cash flow analysis are based on our businesses’ strategic plans and long-range planning forecasts.  The long-term growth rate we use to determine the terminal value is based on our assessment of the minimum expected terminal growth rate for the business, as well as its past historical growth and broader economic considerations such as gross domestic product, inflation and the maturity of the markets we serve.  We utilize a weighted average cost of capital in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows of each reporting unit.  We believe this approach yields a discount rate that is consistent with an implied rate of return that an independent investor or market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.

Due to uncertainty in the length and depth of the economic recession, which has adversely impacted the markets served by the Golf & Turfcare and Kautex reporting units, and its affect on certain key valuation assumptions, at

October 3, 2009 we believe there is reasonable possibility that these reporting units might fail the Step 1 impairment test in the future.

For the Golf & Turfcare reporting unit, we last performed a Step 1 impairment test in the second quarter of 2009 due to a significant deterioration in revenue and operating margins in the first half of 2009 resulting from the poor economic environment and its negative impact on sales volume.   Our calculation of fair value at that time assumed that improvements in the economy will significantly impact the business beginning in 2011 with revenue returning to 2008 levels by 2012 and average operating margins will be consistent with historical margins.  We performed sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values and determined that the estimated fair value exceeded carrying value by a range of 10% to 40%.

For the Kautex reporting unit, we last performed a Step 1 impairment test in the first quarter of 2009 due to the continued deterioration in the automotive market at that time and a significant decline in forecasted revenue and profits for 2009.  Our calculation of fair value at that time assumed that revenues will begin to recover in 2010 with an average growth rate of 7% beginning in 2010 through 2013 and operating margins returning to historical levels by 2013. We performed sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values and determined that the estimated fair value exceeded carrying value by a range of 5% to 20%.

The estimated fair values of the Golf & Turfcare and Kautex reporting units are sensitive to changes in the assumed average margin and other key assumptions.  Deterioration from the revenues and/or margins assumed in our calculation for these reporting units could result in estimated fair value below the carrying value, requiring us to perform Step 2 of the goodwill impairment test to measure the amount of any impairment loss.  We will continue to monitor the impact of the economic recession on these businesses, as well as their ability to successfully adjust their cost structure, to assess whether these factors impact our projected revenue and profit assumptions.

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, such as the Risk Factors contained herein and in our 2008 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended April 4 and July 4, 2009 and including the following: (a) changes in worldwide economic and political conditions that impact demand for our products, interest rates and foreign exchange rates; (b) the interruption of production at our facilities or our customers or suppliers; (c) performance issues with key suppliers, subcontractors and business partners; (d) our ability to perform as anticipated and to control costs under contracts with the U.S. Government; (e) the U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards; (f) changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Iraqi Freedom, Operation Enduring Freedom and the Overseas Contingency Operations; (g) changes in national or international funding priorities, U.S. and foreign military budget constraints and determinations, and government policies on the export and import of military and commercial products; (h) legislative or regulatory actions impacting our operations or demand for our products; (i) the ability to control costs and successful implementation of various cost-reduction programs, including the enterprise-wide restructuring program; (j) the timing of new product launches and certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which our products are sold or supplied or where Textron Financial Corporation (TFC) offers financing; (l) changes in aircraft delivery schedules or cancellation or deferrals of orders; (m) the impact of changes in tax legislation; (n) the extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (o) our ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) our ability to realize full value of receivables; (q) the availability and cost of insurance; (r) increases in pension expenses and other postretirement employee costs; (s) TFC’s ability to maintain portfolio credit quality and certain minimum levels of financial performance required under its committed bank lines of credit and under Textron’s support agreement with TFC; (t) TFC’s access to financing, including securitizations, at competitive rates; (u) our ability to successfully exit from TFC’s commercial finance business, other than the captive finance business, including effecting an orderly liquidation or sale of certain TFC portfolios and businesses; (v) uncertainty in estimating market value of TFC’s receivables held for sale and reserves for TFC’s receivables to be retained; (w) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (x) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (y) the efficacy of research and development investments to develop new products; (z) the launching of significant new products or programs which could result in unanticipated expenses; (aa) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; (bb) difficult conditions in the financial markets which may adversely impact our customers’ ability to fund or finance purchases of our products; and (cc) continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the third quarter of 2009.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2008 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer (the CEO) and our Executive Vice President and Chief Financial Officer (the CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the fiscal quarter covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On August 13, 2009, a purported shareholder class action lawsuit was filed in the United States District Court in Rhode Island against Textron, its Chairman and Chief Executive Officer and its former Chief Financial Officer.  The suit, filed by the City of Roseville Employees' Retirement System, alleges that the defendants violated the federal securities laws by making material misrepresentations or omissions related to Cessna and Textron Financial Corporation.  The complaint seeks unspecified compensatory damages.

On August 21, 2009, a purported class action lawsuit was filed in the United States District Court in Rhode Island by Dianne Leach, an alleged participant in the Textron Savings Plan. Five additional substantially similar class action lawsuits were subsequently filed by other individuals.  The complaints varyingly name Textron and certain present and former employees, officers and directors as defendants. These lawsuits allege that the defendants violated the United States Employee Retirement Income Security Act by imprudently permitting participants in the Textron Savings Plan to invest in Textron common stock.  The complaints seek equitable relief and unspecified compensatory damages.

Textron believes that these lawsuits are all without merit and intends to defend them vigorously.

Item 5.	OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On October 27, 2009, after thirty years of service, Mary L. Howell, the Executive Vice President Government Affairs, Strategy & Business Development, International, Communications and Investor Relations of Textron, terminated employment with Textron, to be effective as of December 31, 2009.

Item 6.	EXHIBITS

10.1
Revised Form of Indemnity Agreement between Textron and its non-employee directors (approved by the Nominating and Corporate Governance Committee of the Board of Directors on July 21, 2009 and entered into with all non-employee directors, effective as of August 1, 2009)

10.2	Letter agreement between Textron and Frank Connor, dated July 27, 2009

10.3	Letter agreement between Textron and Lewis B. Campbell, dated September 22, 2009, along with clarification letter, dated September 30, 2009

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group.

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	October 30, 2009	/s/Richard L. Yates
Richard L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

10.1
Revised Form of Indemnity Agreement between Textron and its non-employee directors (approved by the Nominating and Corporate Governance Committee of the Board of Directors on July 21, 2009 and entered into with all non-employee directors, effective as of August 1, 2009)

10.2	Letter agreement between Textron and Frank Connor, dated July 27, 2009

10.3	Letter agreement between Textron and Lewis B. Campbell, dated September 22, 2009, along with clarification letter, dated September 30, 2009

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group.

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.