Form 10-K
period 2010-01-02
TEXTRON INC
filed 2010-02-25
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates at July 4, 2009 was approximately $2,512,000,000 based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.
At February 13, 2010, 272,621,010 shares of Common Stock were outstanding.
Documents Incorporated by Reference
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2010.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Item 13. Certain Relationships and Related Transactions and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
Signatures
Exhibit Index
EX-10.10 Severance Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2010
EX-12.1 Computation of ratio of income to fixed charges of Textron Inc.'s Manufacturing Group
EX-12.2 Computation of ratio of income to fixed charges of Textron Inc., including all majority-owned subsidiaries
EX-21 Certain subsidiaries of Textron
EX-23 Consent of Independent Registered Public Accounting Firm
EX-24 Power of attorney
EX-31.1 Certification of Chief Executive Officer Pursuant to Section 302
EX-31.2 Certification of Chief Financial Officer Pursuant to Section 302
EX-32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, pursuant to Section 906
EX-32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, pursuant to Section 906
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Business
Textron Inc. is a multi-industry company that leverages its global network of aircraft, defense, industrial and finance businesses to provide customers with innovative products and services around the world. We have approximately 32,000 employees worldwide. Textron Inc. was founded in 1923 and reincorporated in Delaware on July 31, 1967. Unless otherwise indicated, references to “Textron Inc.,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Textron Inc. and its consolidated subsidiaries.
We conduct our business through five operating segments: Cessna, Bell, Textron Systems and Industrial, which represent our manufacturing businesses, and Finance, which represents our finance business. A description of the business of each of our segments is set forth below. Our business segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries. Financial information by business segment and geographic area appears in Note 20 to the Consolidated Financial Statements on pages 86 and 87 of this Annual Report on Form 10-K. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 17 through 38 of this Annual Report on Form 10-K. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.
Cessna Segment
Cessna is the world’s leading general aviation company based on unit sales with five major lines of business: Citation business jets, Caravan single-engine utility turboprops, Cessna single-engine piston aircraft, aftermarket services and lift solutions by CitationAir. Revenues in the Cessna segment accounted for approximately 32%, 40% and 40% of our total revenues in 2009, 2008 and 2007, respectively.
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
Cessna offers nine models in its single engine piston product line, which include the four-place Skyhawk, Skyhawk SP, Skylane, Turbo Skylane, 350 Corvalis and 400 Corvalis TT, the six-place Stationair and Turbo Stationair and the two-place SkyCatcher.
The Citation family of aircraft currently is supported by nine Citation Service Centers owned or operated by Cessna, along with authorized independent service stations and centers located in more than 22 countries throughout the world. Cessna-owned Service Centers provide customers with 24-hour service and maintenance. Cessna also provides around-the-clock parts support for Citation aircraft. Cessna Caravan and single engine piston customers receive product support through independently owned service stations and around-the-clock parts support through Cessna.
Cessna markets its products worldwide through its own sales force, as well as through a network of authorized independent sales representatives, depending upon the product line. Cessna has several competitors in various market segments and increasingly faces competition internationally. Cessna’s aircraft compete with other aircraft that vary in size, speed, range, capacity and handling characteristics on the basis of price, product quality and reliability, product support and reputation.
Cessna’s private jet business called CitationAir (formerly, CitationShares) offers a spectrum of private aviation solutions, including Jet Cards, Jet Shares, Jet Management and Corporate Solutions. The CitationAir fleet operates throughout the contiguous U.S. and in Canada, Mexico, Central America, the Caribbean and Bermuda.
Bell Segment
Bell Helicopter is one of the leading suppliers of helicopters, tiltrotor aircraft, and related spare parts and services in the world. Bell manufactures for both military and commercial applications. Revenues for Bell accounted for approximately 27%, 20% and 21% of our total revenues in 2009, 2008 and 2007, respectively.

Bell supplies advanced military helicopters and support to the U.S. Government and to military customers outside the U.S. Bell is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company, the only supplier of military tiltrotor aircraft. Bell’s major U.S. Government programs are the V-22 tiltrotor aircraft and the H-1 helicopters.
Bell is teamed with The Boeing Company to develop, produce and support the V-22 Osprey tiltrotor aircraft for the U.S. Department of Defense. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. The U.S. Government has issued contracts for 286 production V-22 aircraft through production Lot 16, of which 116 have been delivered as of the end of 2009. The U.S. Government’s program of record for the V-22 calls for a total of 458 production units.
The U.S. Marine Corps H-1 helicopter program includes a utility model and an advanced attack model, the UH-1Y and the AH-1Z, respectively, both of which were designed to have 84% parts commonality between them. Through production Lot 6, the U.S. Government has contracted for the production of 52 UH-1Y aircraft and 17 AH-1Z aircraft. We have delivered a combined total of 31 of these aircraft as of the end of 2009. In August 2008, the UH-1Y was approved for full-rate production, and the AH-1Z was extended for limited production, pending a Phase III Operational Evaluation in 2010. The U.S. Government’s program of record for the H-1 program calls for a total of 349 production units, 123 of which are utility models and 226 of which are attack models.
Bell also is a leading supplier of commercially certified helicopters and support to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue and emergency medical helicopter operators. Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products. The commercial helicopters currently offered by Bell include the 206, 407, 412 and 429.
Bell’s Customer Support and Service division provides post-sale service and support for its installed base of approximately 13,000 helicopters through a network of five Bell-owned service centers, more than 125 independent service centers and six supply centers that are located worldwide. Collectively, these service centers offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.
Bell competes against a number of competitors based in the U.S. and other countries for its helicopter business, and its parts and support business competes against numerous competitors around the world. Competition is based primarily on price, product quality and reliability, product support, contract performance and reputation.
Textron Systems Segment
Textron Systems is a primary supplier to the defense, aerospace and general aviation markets, providing approximately 18%, 13% and 9% of Textron’s revenues in 2009, 2008 and 2007, respectively. This segment’s principal focus is to address the U.S. Department of Defense’s current and emerging needs for force protection; situational awareness, including Intelligence, Surveillance, Reconnaissance (ISR); precision weapons; and related services and support. While this segment sells most of its products to U.S. customers, it also increasingly sells products to customers outside the U.S. through foreign military sales sponsored by the U.S. government and directly through commercial sales channels. Textron Systems competes on the basis of technology, contract performance, price, product quality and reliability, product support and reputation. The Textron Systems segment is comprised of five operating units: AAI, Textron Marine & Land Systems (TMLS), Textron Defense Systems, Lycoming and Overwatch.
AAI is the prime system integrator for the U.S. Army’s premier tactical Unmanned Aircraft System (UAS), the Shadow®, which includes the One System® Ground Control Station — the U.S. Army’s standard for interoperability of manned and unmanned airborne assets. AAI also provides training and simulation systems, automated aircraft test and maintenance equipment, armament systems, countersniper detection systems, and logistical, engineering and supply chain services.
TMLS is a world leader in the design, production and support of advanced marine craft, armored combat vehicles, turrets and related subsystems. The business currently produces the Armored Security Vehicle and variants for the U.S. Army and international allies. In the marine market, TMLS has designed and produced the U.S. Navy’s Landing Craft, Air Cushion and the U.S. Coast Guard’s Motor Life Boat (MLB) and now is delivering MLBs to the Mexican Navy.

Textron Defense Systems is the U.S. Air Force’s prime contractor for the Sensor Fuzed Weapon, the U.S. Army’s lead provider for networked munitions systems, and a tier-one supplier of unattended ground sensors for the U.S. Army Brigade Combat Team Modernization Program. Textron Defense Systems manufactures state-of-the-art smart weapons; airborne and ground-based sensors and surveillance systems; and protection systems for the defense, aerospace and homeland security communities.
Lycoming Engines continues to power more than half of the world’s general aviation fleet — both rotary-wing and fixed-wing — by specializing in the engineering, manufacture, service and support of piston aircraft engines. Lycoming also is designing, testing and delivering new cutting-edge engines, such as light sport aircraft and integrated electronic engines, to meet customers’ future needs.
Overwatch is a widely recognized market leader in multi-source intelligence and geospatial analysis solutions among U.S. Department of Defense, U.S. Army and Intelligence Community analysts. Overwatch provides solutions for a full range of operational mission areas, including ISR, precision targeting and strike, and tactical direct action.
Industrial Segment
The Industrial segment includes our Kautex, Greenlee, E-Z-GO and Jacobsen businesses.
Kautex, headquartered in Bonn, Germany, is a leading developer and manufacturer of blow-molded fuel systems for cars, light trucks, all-terrain vehicles and windshield and headlamp washer systems, as well as selective catalytic reduction systems used to reduce emissions from diesel engines. Kautex serves the automobile market worldwide, with operating facilities near its major customers around the world. In addition to fuel systems and washer systems, in North America, Kautex produces engine camshafts for the automobile market. From facilities in Germany and Poland, Kautex develops and produces bottles and plastic containers for food, household, laboratory and industrial uses.
Revenues of Kautex accounted for approximately 12%, 13% and 14% of our total revenues in 2009, 2008 and 2007, respectively. Kautex’s automotive product lines have a limited number of competitors worldwide, some of which are affiliated with the original equipment manufacturers that comprise Kautex’s targeted customer base. Competition typically is based on a number of factors, including price, product quality and reliability, prior experience and available manufacturing capacity.
Greenlee designs and manufactures powered equipment, electrical test and measurement instruments, hand and hydraulic powered tools, and electrical and fiber optic assemblies under the Greenlee, Fairmont, Klauke, Paladin Tools, Progressive and Tempo brand names. The products principally are used in the electrical construction and maintenance, telecommunications, data communications, wiring and plumbing industries. Greenlee distributes its products through a global network of sales representatives and distributors and sells its products directly to home improvement retailers and original equipment manufacturers. Through a joint venture, Greenlee also sells hand and powered tools for the plumbing and mechanical industries in North America. The Greenlee businesses face competition from numerous manufacturers based primarily on price, product quality and reliability.
E-Z-GO designs, manufactures and sells golf cars and off-road utility vehicles powered by electric and internal combustion engines under the E-Z-GO name, as well as multipurpose utility vehicles under the E-Z-GO and Cushman brand names. E-Z-GO’s diversified customer base consists primarily of golf courses, resort communities and municipalities, consumers, and commercial and industrial users such as airports, college campuses and factories. Sales are made factory direct and through distributors and dealers worldwide. E-Z-GO has two major competitors for golf cars and several other competitors for off-road and multipurpose utility vehicles. Competition is based primarily on product quality and reliability, product support, reputation and price.
Jacobsen designs and manufactures professional turf-maintenance equipment as well as specialized turf-care vehicles. Brand names include Ransomes, Jacobsen and Cushman. Jacobsen’s customers include golf courses, resort communities, sporting venues and municipalities. Products are sold through a network of distributors and dealers. Jacobsen has two major competitors for professional turf-maintenance equipment and several other competitors for specialized turf-care products. Competition is based primarily on product features, product quality, price and product support.
Finance Segment
Our Finance segment, which is also the Finance group, consists of Textron Financial Corporation (TFC), its subsidiaries and the securitization trusts consolidated into it, along with two other finance subsidiaries owned by Textron Inc. Our Finance segment is a diversified commercial finance business.

In the fourth quarter of 2008, we announced a plan to exit the non-captive portion of the commercial finance business of our Finance segment, while retaining the captive portion of the business that supports customer purchases of products that we manufacture. We made the decision to exit this business in order to address our long-term liquidity position in light of the disruption and instability in the capital markets. The non-captive business includes the following product lines: asset-based lending, distribution finance, golf mortgage, hotel, structured capital and timeshare. The exit plan is being effected through a combination of orderly liquidation and selected sales. During 2009, we reduced our owned and managed finance receivable portfolio by approximately $3.8 billion and expect, depending on market conditions, to substantially complete liquidation of the remaining non-captive portfolio over the next two to three years. This reduction included approximately $450 million in finance receivables from our captive finance business.
Our Finance segment continues to originate new customer relationships and finance receivables in the captive finance division, which provides financing for new Cessna aircraft and Bell helicopters and new E-Z-GO and Jacobsen golf and turf-care equipment. Financing continues to be provided to purchasers of used Cessna aircraft and Bell helicopters on a limited basis. Our Finance segment’s services are offered primarily in North America; however, purchases of certain Textron products, principally Bell helicopters and Cessna aircraft, are financed worldwide. Most financing for Cessna aircraft sold to international buyers now is provided by using funding from the Export-Import Bank of the United States through a credit facility provided to a wholly-owned finance subsidiary of Textron and guaranteed by TFC.
In 2009, 2008 and 2007, our Finance group paid our Manufacturing group $0.6 billion, $1.0 billion and $1.2 billion, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group. Our Cessna and Industrial segments also received proceeds in those years of $13 million, $18 million and $27 million, respectively, from the sale of equipment from their manufacturing operations to our Finance group for use under operating lease agreements.
The commercial finance business has traditionally been extremely competitive. Our Finance segment is subject to competition from various types of financing institutions, including banks, leasing companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry primarily is focused on price, term, structure and service.
Our Finance segment’s largest business risks are continued access to financing through the capital markets and the collectability of its finance receivable portfolio. See “Finance Portfolio Quality” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 26 and 27 for a discussion of the credit quality of this portfolio.
Backlog
Our backlog at the end of 2009 and 2008 is summarized below:

	January 2,	January 3,
(In millions)	2010	2009
U.S. Government:
Bell	$6,416	$5,037
Textron Systems	1,408	2,004

Total U.S. Government backlog	7,824	7,041

Commercial:
Cessna	4,893	14,530
Bell	487	1,155
Textron Systems	256	186
Industrial	47	76

Total commercial backlog	5,683	15,947

Total backlog	$13,507	$22,988

The decrease in backlog at Cessna reflects the cancellation of numerous business jet orders during the year and includes a $2.1 billion impact from our decision to cancel the development of the Citation Columbus aircraft and a $1.3 billion impact due to cancellations by one customer. The economic recession has significantly impacted many of our customers, resulting in a significant number of Cessna’s customers requesting deferral of their scheduled delivery date, transition to a smaller or less expensive model, or, in many cases, cancellation of their order. We continue to identify customers interested in accelerating their aircraft delivery date to replace deferrals or cancellations and expect ongoing volatility in the timing of fulfillment of our Cessna backlog until economic conditions begin to recover.

Orders from Cessna customers, which cover a wide spectrum of industries worldwide, are included in backlog when the customer enters into a definitive purchase agreement and the initial customer deposit is received. We work with our customers to provide estimated delivery dates, which may be adjusted based on the customers’ needs or our production schedule, but do not establish definitive delivery dates until approximately six months before expected delivery. There is considerable uncertainty as to when or whether backlog will convert to revenues as the conversion depends on production capacity, customer needs and credit availability; these factors also may be impacted by the economy and public perceptions of private corporate jet usage. While backlog is an indicator of future revenues, we cannot reasonably estimate the year each order in backlog ultimately will result in revenues and cash flows.
Orders remain in backlog until the aircraft is delivered or upon cancellation by the customer. Upon cancellation, deposits are used to defray costs, including remarketing fees, cost to reconfigure the aircraft and other costs incurred as a result of the cancellation. Remaining deposits, if any, may be retained or refunded at our discretion.
Approximately 64% of our total backlog at January 2, 2010 represents orders that are not expected to be filled in 2010, and approximately 10% is attributable to the Citation CJ4 aircraft, which we expect will first be delivered in 2010.
The U.S. Government is obligated only up to the amount of funding formally appropriated for a contract. The difference between the award value of the contract and the amount formally appropriated (funded) represents unfunded backlog, which generally includes cost plus type contracts. At January 2, 2010, approximately 1% of our backlog with the U.S. Government was unfunded.
U.S. Government Contracts
In 2009, approximately 31% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of funding, which is dependent upon congressional appropriations, national and international priorities for defense spending, world events, and the size and timing of programs in which we may participate.
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
Research and Development
Information regarding our research and development expenditures is contained in Note 17 to the Consolidated Financial Statements on page 84 of this Annual Report on Form 10-K.
Patents and Trademarks
We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We also own or license active trademark registrations and pending trademark applications in the U.S. and in various foreign countries or regions, as well as trade names and service marks. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including: AAI; AH-1Z; BA609; Bell/Agusta Aerospace Company, LLC; Bell Helicopter; Bravo; Cadillac Gage; Caravan; Caravan 675; Caravan Amphibian; Cessna; Cessna 350; Cessna 400; Citation; CitationAir; CitationAir Jetcard; Citation Encore+; Citation Sovereign; Citation X; Citation XLS+; CJ1; CJ1+; CJ2; CJ2+; CJ3; CJ4; Eclipse; Excel; E-Z-GO; Fly Smart; Fly Bell; Grand Caravan; Greenlee; H-1; Huey II; Kautex; Kiowa Warrior; Klauke; Lycoming; McCauley; Mustang; NGFS; Next Generation Fuel System; Overwatch Textron Systems; Paladin; PDCue; Power Advantage; Progressive; ProParts; Quick Draw Loan; Rothenberger LLC; RXV; Shadow; SkyBOOKS; SkyCatcher; Skyhawk; Skyhawk SP; Skylane; SkyPLUS; Sovereign; ST 4X4; Stationair; Super Cargomaster; SuperCobra; SYMTX; TDCue; Tempo; Textron; Textron Business Services; Textron Business Systems; Textron Defense Systems; Textron Financial Corporation; Textron Global Technology Center; Textron Marine & Land Systems; Textron Six Sigma; Textron Systems; Turbo Skylane; Turbo Stationair; UAV SYSTEMS SPECIALIST; UH-1Y;

US Helicopter; V-22 Osprey; XLS; and 429. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.
Environmental Considerations
Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental control facilities has not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 16 to the Consolidated Financial Statements on page 83 of this Annual Report on Form 10-K.
Employees
At January 2, 2010, we had approximately 32,000 employees.
Available Information
We make available free of charge on our Internet web site (www.textron.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
Forward-Looking Information
Certain statements in this Annual Report on Form 10-K and other oral and written statements made by us from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, such as the Risk Factors contained herein and including the following: (a) changes in worldwide economic and political conditions that impact demand for our products, interest rates and foreign exchange rates; (b) the interruption of production at our facilities or our customers or suppliers; (c) performance issues with key suppliers, subcontractors and business partners; (d) our ability to perform as anticipated and to control costs under contracts with the U.S. Government; (e) the U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards; (f) changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Iraqi Freedom, Operation Enduring Freedom and the Overseas Contingency Operations; (g) changes in national or international funding priorities, U.S. and foreign military budget constraints and determinations, and government policies on the export and import of military and commercial products; (h) legislative or regulatory actions impacting our operations or demand for our products; (i) the ability to control costs and successful implementation of various cost-reduction programs; (j) the timing of new product launches and certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which our products are sold or supplied or in which our Finance segment holds receivables; (l) changes in aircraft delivery schedules or cancellation or deferrals of orders; (m) the impact of changes in tax legislation; (n) the extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (o) our ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) our ability to realize full value of receivables; (q) the availability and cost of insurance; (r) increases in pension expenses and other postretirement employee costs; (s) our Finance segment’s ability to maintain portfolio credit quality; (t) TFC’s ability to maintain certain minimum levels of financial performance required under its committed bank lines of credit and under Textron’s support agreement with TFC; (u) our Finance segment’s access to financing, including securitizations, at competitive rates; (v) our ability to successfully exit from TFC’s commercial finance business other than the captive finance business including effecting an orderly liquidation or sale of certain TFC portfolios and businesses; (w) uncertainty in estimating market value of TFC’s receivables held for sale and reserves for TFC’s receivables to be retained; (x) uncertainty in estimating contingent liabilities and unrecognized tax benefits and establishing reserves to address such items; (y) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (z) the efficacy of research and development investments to develop new products; (aa) the launching of significant new products or programs which could result in unanticipated expenses; (bb) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; (cc) difficult conditions in the financial markets which may adversely impact our customers’ ability to fund or finance purchases of our products; and (dd) continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.

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
Decline in demand for our aircraft products, cancellation of orders and delays in aircraft delivery schedules may continue to adversely affect our financial results.
The current weak economic environment has resulted in significantly reduced demand for our aircraft and a tightening of credit availability for potential purchasers of our aircraft, as well as a substantial number of cancellations of orders and customer requests for delayed delivery of ordered aircraft. Weak economic conditions may continue to soften demand for new and used business jets and helicopters and may continue to adversely impact the pricing of new aircraft and the valuation of used aircraft. Difficult conditions in the financial markets may continue to adversely impact our customers’ ability to fund or finance purchases of our aircraft. Weakness in the economy may continue to result in fewer hours flown on existing aircraft and, consequently, lower demand for spare parts and maintenance. We generally make sales of our commercial aircraft under purchase orders that are subject to cancellation, modification or rescheduling. Aircraft customers, including sellers of fractional share interests, may continue to respond to weak economic conditions by canceling orders and/or delaying delivery of orders. In addition, both U.S. and foreign governments and government agencies regulate the aviation industry; they may impose new regulations with additional aircraft security or other requirements or restrictions, including, for example, environmental-related restrictions and/or fees, that may adversely impact demand for business jets and/or helicopters. Moreover, a prolonged downturn in our markets may impact our decision to invest in the development of new products or improvements to existing products, which could adversely impact our future competitiveness and profitability. Reduced demand for new and used aircraft, spare parts and maintenance, continued cancellations of orders and/or delivery delays could significantly reduce our revenues, profitability and cash flows.
We may not be able to continue to execute the liquidation of our Finance segment’s non-captive commercial finance business at a favorable pace and level of recovery.
In the fourth quarter of 2008, we announced a plan to exit the non-captive portion of the commercial finance business of our Finance segment, while retaining the captive portion of the business that supports customer purchases of products that we manufacture. The exit plan is being effected through a combination of orderly liquidation and selected sales. We cannot be certain that we will be able to continue to accomplish the orderly liquidation of our portfolio on a timely or successful basis or in a manner that will generate cash sufficient to service our Finance segment’s debt. We may encounter delays and difficulties in effecting the continued orderly liquidation of our various receivable portfolios as a result of many factors, including the inability of our customers to find alternative financing, which could expose us to increased credit losses. We may have greater difficulty in selling the remaining receivables that have been designated for sale or transfer, assets that have been acquired upon foreclosure of receivables and/or other non-operating assets at the pricing that we anticipate or in the time frame that we anticipate. We may be required to make additional mark-to-market or other adjustments against assets that we intend to sell or to take additional reserves against assets that we intend to retain. We may change our current strategy based on either our performance and liquidity position or changes in external factors affecting the value and/or marketability of our assets, which could result in changes in the classification of assets we intend to hold for investment and additional mark-to-market adjustments. We may incur higher costs than anticipated as a result of this exit plan or be subject to claims made by third parties, and the exit plan may result in increased credit losses. We expect that our portfolio quality will continue to deteriorate as we proceed through the liquidation and the mix of assets changes and that our cash conversion ratio on liquidation will decrease; this deterioration could be more severe and the cash conversion ratio lower than we anticipate, resulting in substantial credit losses. Significant delay or difficulty in executing the continued liquidation and/or substantial losses could result in the failure of our portfolio to generate the cash necessary to service our Finance segment’s indebtedness, resulting in continuing or increased adverse effects on our financial condition and results of operations.
Difficult conditions in the financial markets have adversely affected the business and results of operations of our Finance segment, and we do not expect these conditions to improve in the near future.
The financial performance of our Finance segment depends on the quality of loans, leases and other credit products in its finance asset portfolios. Portfolio quality may be adversely affected by several factors, including finance receivable underwriting procedures, collateral quality, or geographic or industry concentrations, as well as the ability of our customers to obtain alternative financing as our Finance segment exits certain lines of business. Financial market conditions over the previous 18 months have resulted in significant writedowns of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These writedowns, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies and defaults, lack of consumer confidence, increased market volatility and widespread reduction of business activity. Valuations of the types of collateral securing our captive finance portfolio, particularly valuations of used aircraft, have decreased significantly and may continue to decrease if weak economic conditions continue. Declining collateral values could result in greater delinquencies and foreclosures as customers elect to discontinue payments on loan balances that exceed asset values. Our losses may increase if our collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of our finance receivable portfolio. In particular, declining collateral values in the portion of our captive finance portfolio secured by non-Textron manufactured aircraft may result in increased losses as we may have greater difficulty liquidating these assets. Further deterioration of our Finance segment’s ability to successfully collect its finance receivable portfolio and to resolve problem accounts may adversely affect our cash flow, profitability and financial condition. If these negative market conditions persist or worsen, we could experience continuing or increased adverse effects on our financial condition and results of operations.
If our Finance segment’s estimates or assumptions used in determining the fair value of certain of its assets and its allowance for losses on finance receivables prove to be incorrect, its cash flow, profitability, financial condition and business prospects could be materially adversely affected.
Our Finance segment uses estimates and various assumptions in determining the fair value of certain of its assets, including finance receivables held-for-sale that do not have active, quoted market prices. Our Finance segment also uses estimates and assumptions in determining its allowance for losses on finance receivables and in determining the residual values of leased equipment and the value of repossessed assets and properties. These estimates and assumptions are inherently difficult to make, and our Finance segment’s actual experience may differ materially from these estimates and assumptions. A material difference between our Finance segment’s estimates and assumptions and its actual experience may adversely affect our Finance segment’s cash flow, profitability and financial condition.
Payments required under our support agreement with Textron Financial Corporation could restrict our use of capital.
Under the terms of our support agreement with Textron Financial Corporation, during 2009, we made $270 million in cash payments to Textron Financial Corporation to maintain both the fixed charge coverage ratio required by the support agreement and the leverage ratio required by Textron Financial Corporation’s credit facility. These cash payments have been recorded as capital contributions to Textron Financial Corporation. We will likely be required to make additional capital contributions to Textron Financial Corporation in the future in order to maintain these ratios. While capital contributions to Textron Financial Corporation may not increase the aggregate amount of outstanding consolidated indebtedness of Textron and Textron Financial Corporation, such contributions could restrict our allocation of available capital for other purposes. In addition, recently, from time to time, Textron Financial Corporation has borrowed from us to meet its liquidity needs, and it may require further borrowings from us for its liquidity needs in the future, depending upon market conditions. Textron Financial Corporation’s need for borrowings from us could restrict our use of funds for other purposes.
Failure to maintain investment grade credit ratings acceptable to investors may increase the cost of our funding and may adversely affect our access to the capital markets.
The major rating agencies regularly evaluate us, including Textron Financial Corporation. Late in 2008 and during 2009, our long- and short-term credit ratings were subject to several downgrades resulting in the ratings disclosed on page 29 in the “Credit Ratings” section. Failure to maintain investment grade credit ratings that are acceptable to investors may adversely affect the cost and other terms upon which we are able to obtain financing, as well as our access to the capital markets.
We may need to obtain financing in order to meet our debt obligations in the future; such financing may not be available to us on satisfactory terms, if at all.
We may periodically need to obtain financing in order to meet our debt obligations as they come due. This may include refinancing a portion of our credit facilities prior to April 2012 when the approximate $3.0 billion in aggregate borrowings thereunder becomes due. Although we currently believe we have access to the capital markets, due to the unstable economy and the volatile credit market environment, or other factors, we may not be able to refinance our credit facilities or maturing debt at the time that such financing is necessary at terms that are acceptable to us, or at all. If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.
Our ability to fund our captive financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.
Our Finance segment’s ability to continue to offer customer financing for the products that we manufacture, and the long-term viability and profitability of the captive finance business, is largely dependent on our ability to obtain funding at a reasonable cost. This ability and cost, in turn, are dependent on our credit ratings and are subject to credit market volatility. If we are unable to continue to offer customer financing or if we are unable to offer competitive customer financing, it could negatively impact our Manufacturing group’s ability to generate sales, which could adversely affect our results of operations and financial condition.
The soundness of our suppliers, customers and business partners could affect our business and results of operations.
All of our segments are exposed to risks associated with the creditworthiness of our key suppliers, customers and business partners, including automobile manufacturers and other industrial customers, customers of our Bell and Cessna products, home improvement retailers and original equipment manufacturers, many of which have been and may continue to be adversely affected by the volatile conditions in the financial markets. These conditions could result in financial instability or other adverse effects at any of our suppliers, customers or business partners. The consequences of such adverse effects could include the interruption of production at the facilities of our customers or suppliers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products and bankruptcy of customers or other creditors. Any of these events may adversely affect our cash flow, profitability and financial condition.
We have customer concentration with the U.S. Government.
During 2009, we derived approximately 31% of our revenues from sales to a variety of U.S. Government entities. Our U.S. Government revenues have continued to grow both organically and through acquisitions. Our ability to compete successfully for and retain U.S. Government business is highly dependent on technical excellence, management proficiency, strategic alliances, cost-effective performance, and the ability to recruit and retain key personnel. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The reduction or termination of funding, or changes in the timing of funding, for a U.S. Government program in which we provide products or services would result in a reduction or loss of anticipated future revenues attributable to that program and could have a negative impact on our results of operations. While the overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the U.S. Department of Defense’s military transformation initiatives, we can give no assurance that such spending will continue to grow or not be reduced. Significant changes in national and international priorities for defense spending could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.
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
We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts, and restrict the use and dissemination of classified information and the exportation of certain products and technical data. Our U.S. Government contracts contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our products, services and associated materials. In addition, we are subject to audits by the Defense Contract Audit Agency to assure our compliance with the laws and regulations applicable to U.S. Government contractors. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts and, under certain circumstances, suspension or debarment from future contracts for a period of time. Also, changes in procurement policies, budget considerations, unexpected U.S. developments, such as terrorist attacks, or similar political developments or events abroad that may change the U.S. federal government’s national security defense posture may affect sales to government entities. These laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business.

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
Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur, and, consequently, any costs in excess of the fixed price are absorbed by us. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-reimbursement contracts, which are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and results of operations could be adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.
Developing new products and technologies entails significant risks and uncertainties.
To continue to grow our revenues and segment profit, we must successfully develop new products and technologies or modify our existing products and technologies for our current and future markets. Our future performance depends, in part, on our ability to identify emerging technological trends and customer requirements in our current and future markets and to develop and maintain competitive products and services. Delays or cost overruns in the development and acceptance of new products, or certification of new aircraft products and other products, could affect our financial results of operations. These delays could be caused by unanticipated technological hurdles, production changes to meet customer demands, unanticipated difficulties in obtaining required regulatory certifications of new aircraft products, coordination with joint venture partners or failure on the part of our suppliers to deliver components as agreed. We also could be adversely affected if the general efficacy of our research and development investments to develop products is less than expected or if we do not adequately protect the intellectual property developed through our research and development efforts. Furthermore, because of the lengthy research and development cycle involved in bringing certain of our products to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aerospace or defense industries could have a significant effect on the demand for new products and technologies under development, which could have an adverse effect on our financial condition and results of operations. In addition, there can be no assurance that the market for our offerings will develop or continue to expand as we currently anticipate. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products. Our failure in our new product development efforts or the failure of our products or services to achieve market acceptance more rapidly than our competitors could have an adverse effect on our financial condition and results of operations.
Our joint venture, teaming and other arrangements involve risks and uncertainties.
We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties, including the risk of the joint venture or related business partner failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments; the challenges in achieving strategic objectives and expected benefits of the business arrangement; the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts; and the difficulty of managing or otherwise monitoring such business arrangements.
We may make acquisitions and dispositions that increase the risks of our business.
We may enter into acquisitions or dispositions in the future in an effort to enhance shareholder value. Acquisitions or dispositions involve a certain amount of risks and uncertainties that could result in our not achieving expected benefits. With respect to acquisitions, such risks include difficulties in integrating newly acquired businesses and operations in an efficient and cost-effective manner; challenges in achieving expected strategic objectives, cost savings and other benefits; the risk that the acquired businesses’ markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; the risk that we pay a purchase price that exceeds what the future results of operations would have merited; and the potential loss of key employees of the acquired businesses. With respect to dispositions, the decision to dispose of a business or asset may result in a writedown of the related assets if the fair market value of the assets, less costs of disposal, is less than the book value. In addition, we may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner. We also may underestimate the costs of retained liabilities or indemnification obligations. In addition, unanticipated delays or difficulties in effecting acquisitions or dispositions may divert the attention of our management and resources from our existing operations.
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
Our operations could be adversely affected by interruptions in production that are beyond our control.
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
Approximately 5,900 of our U.S. employees, or 24% of our total U.S. employees, are unionized, and approximately 2,500 of our non-U.S. employees, or 37% of our total non-U.S. employees, are represented by organized councils. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. In addition, the presence of unions may limit our flexibility in responding to competitive pressures in the marketplace, which could have an adverse effect on our financial results of operations.
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
Our international business exposes us to certain unique and potentially greater risks than our domestic business, and our exposure to such risks may increase if our international business continues to grow. Our international business is subject to U.S. and local government regulations and procurement policies and practices, which may change from time to time, including regulations relating to import-export control, environmental, health and safety, investments, exchange controls and repatriation of earnings or cash settlement challenges, as well as to varying currency, geopolitical and economic risks. These international risks may be especially significant with respect to sales of aerospace and defense products. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors and suppliers in connection with international programs. Some international government customers require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts generally extend over several years and may include penalties if we fail to meet the offset requirements, which could adversely impact our revenues, profitability and cash flows. Additionally, we are facing increasing competition in our international markets from foreign and multinational firms that may have certain advantages, including, for example, cost advantages, over us; as a result, our ability to compete successfully in those markets may be adversely affected, which could negatively impact our revenues.

We are subject to legal proceedings and other claims.
We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to commercial and financial transactions; government contracts; lack of compliance with applicable laws and regulations; production partners; product liability; patent and trademark infringement; employment disputes; and environmental, safety and health matters. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our being suspended or debarred from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations. However, litigation is inherently unpredictable, and we could incur judgments or enter into settlements for current or future claims that could adversely affect our financial position or our results of operations in any particular period.
If we fail to comply with the covenants contained in our various debt agreements, it may adversely affect our liquidity, results of operations and financial condition.
Our credit facility contains affirmative and negative covenants, including (i) limitations on creation of liens on assets of Textron Inc. or of its manufacturing subsidiaries; (ii) maintenance of existence and properties; and (iii) maintaining a maximum debt to capital ratio (as defined and excluding our Finance segment) of 65%. The indentures governing our outstanding senior notes also contain covenants, including limitations on creation of liens on certain principal manufacturing facilities and shares of stock of subsidiaries that own such facilities and restrictions on sale and leaseback transactions with respect to such facilities. In addition, both the credit facility and the indentures provide that consolidations, mergers or sale of all or substantially all of our assets may only be effected if certain provisions are complied with. Some of these covenants may limit our ability to engage in certain financing structures, create liens, sell assets or effect a consolidation or merger.
Our credit facility also contains a cross-default provision that would trigger an event of default thereunder if we fail to pay or otherwise have a continued default under other indebtedness of Textron Inc. or any of our subsidiaries, other than any of our subsidiaries that primarily are engaged in the business of a finance company, of over $100 million. Similarly, the supplemental indenture governing our convertible notes contains a cross-default provision that would trigger an event of default thereunder if we fail to pay or otherwise have a continued default under other indebtedness of Textron Inc. or any of our subsidiaries, other than Textron Financial Corporation or its subsidiaries, of over $100 million. Therefore, Cessna Finance Export Corporation, a subsidiary of Textron Inc. that is the borrower under the Ex-Im Bank Facility entered into on July 14, 2009, would be included within the cross-default provision of the supplemental indenture for the convertible notes, although not within the similar provision in our credit facility. As a result, a failure to pay or a continued default under the Ex-Im Bank Facility, if the outstanding balance thereunder exceeded $100 million, could give rise to an event of default with respect to our convertible notes.
In addition, a bankruptcy or monetary judgment in excess of $100 million against us or any of our subsidiaries that accounts for more than 5% of our consolidated revenues or our consolidated assets, including our finance subsidiaries, also would result in an event of default under our credit facility, and a bankruptcy against us or any of our non-finance “significant subsidiaries” (within the meaning of the Securities Exchange Commission’s rules) also would result in an event of default under the indenture governing our convertible notes.
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
In addition to reserves at our Finance segment, we establish reserves in our manufacturing segments to cover uncollectible accounts receivable, excess or obsolete inventory, fair market value writedowns on used aircraft and golf cars, recall campaigns, environmental remediation, warranty costs and litigation. These reserves are subject to adjustment from time to time depending on actual experience and/or current market conditions and are subject to many uncertainties, including bankruptcy or other financial problems at key customers, as well as changing market conditions.

Due to the nature of our business, we may be subject to liability claims arising from accidents involving our products, including claims for serious personal injuries or death caused by climatic factors or by pilot or driver error. In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, it is reasonably possible that such matters could be decided against us and could require us to pay damages or make other expenditures in amounts that are not presently estimable. In addition, we cannot be certain that our reserves are adequate and that our insurance coverage will be sufficient to cover one or more substantial claims. Furthermore, there can be no assurance that we will be able to obtain insurance coverage at acceptable levels and costs in the future.
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
We are subject to income taxes in both the U.S. and various non-U.S. jurisdictions, and our domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes to unrecognized tax benefits or changes in tax laws, which could affect our profitability. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, the amount of income taxes we pay is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect our profitability.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
On January 2, 2010, we operated a total of 66 plants located throughout the U.S. and 44 plants outside the U.S. We own 55 plants and lease the remainder for a total manufacturing space of approximately 19.8 million square feet.
We also own or lease offices, warehouses and other space at various locations. We consider the productive capacity of the plants operated by each of our business segments to be adequate. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.
Item 3. Legal Proceedings
On August 13, 2009, a purported shareholder class action lawsuit was filed in the United States District Court in Rhode Island against Textron, its Chairman and former Chief Executive Officer and its former Chief Financial Officer. The suit, filed by the City of Roseville Employees’ Retirement System, alleges that the defendants violated the federal securities laws by making material misrepresentations or omissions related to Cessna and Textron Financial Corporation. The complaint seeks unspecified compensatory damages. In December 2009, the Automotive Industries Pension Trust Fund was appointed lead plaintiff in the case. On February 8, 2010, an amended class action complaint was filed with the Court. The amended complaint names as additional defendants Textron Financial Corporation and three of its present and former officers.
On August 21, 2009, a purported class action lawsuit was filed in the United States District Court in Rhode Island by Dianne Leach, an alleged participant in the Textron Savings Plan. Six additional substantially similar class action lawsuits were subsequently filed by other individuals. The complaints varyingly name Textron and certain present and former employees, officers and directors as defendants. These lawsuits allege that the defendants violated the United States Employee Retirement Income Security Act by imprudently permitting participants in the Textron Savings Plan to invest in Textron common stock. The complaints seek equitable relief and unspecified compensatory damages. On February 2, 2010, an amended class action complaint was filed consolidating the seven previous lawsuits into a single complaint.
On November 18, 2009, a purported derivative lawsuit was filed by John D. Walker in the United States District Court of Rhode Island against certain present and former officers and directors of Textron. The suit alleges violations of the federal securities laws consistent with the Roseville action described above, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment.
Textron believes that these lawsuits are without merit and intends to defend them vigorously.
We are also subject to other actual and threatened legal proceedings and other claims arising out of the conduct of our business. These proceedings include claims relating to commercial and financial transactions, government contracts, lack of compliance with applicable laws and regulations, production partners, product liability, patent and trademark infringement, employment disputes, and environmental, safety and health matters. Some of these legal proceedings seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders during the last quarter of the period covered by this Annual Report on Form 10-K.
Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers as of February 26, 2010.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	48	President, Chief Executive Officer and Director
John D. Butler	62	Executive Vice President Administration and Chief Human Resources Officer
Frank T. Connor	50	Executive Vice President and Chief Financial Officer
Terrence O’Donnell	65	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Mr. Donnelly joined Textron in June 2008 as Executive Vice President and Chief Operating Officer and was promoted to President and Chief Operating Officer in January 2009. He was appointed to the Board of Directors in October 2009 and became Chief Executive Officer of Textron in December 2009 at which time the Chief Operating Officer position was eliminated. Previously, Mr. Donnelly was the President and CEO of General Electric Company’s Aviation business unit, a position he had held since July 2005. GE’s Aviation business unit is a $16 billion maker of commercial and military jet engines and components, as well as integrated digital, electric power and mechanical systems for aircraft. Prior to July 2005, Mr. Donnelly served as Senior Vice President of GE Global Research, one of the world’s largest and most diversified industrial research organizations with facilities in the U.S., India, China and Germany and held various other management positions since joining General Electric in 1989.
Mr. Butler joined Textron in July 1997 as Executive Vice President and Chief Human Resources Officer and became Executive Vice President Administration and Chief Human Resources Officer in January 1999.
Mr. Connor joined Textron in August 2009 as Executive Vice President and Chief Financial Officer. Previously, Mr. Connor was head of Telecom Investment Banking at Goldman, Sachs & Co from 2003 to 2008. Prior to that position, he served as Chief Operating Officer of Telecom, Technology and Media Investment Banking at Goldman, Sachs from 1998 to 2003. Mr. Connor joined the Corporate Finance Department of Goldman, Sachs in 1986 and became a Vice President in 1990 and a Managing Director in 1996.
Mr. O’Donnell joined Textron as Executive Vice President and General Counsel in March 2000 and also was named Corporate Secretary in December 2009 and his title was expanded to reflect his role as Chief Compliance Officer. Mr. O’Donnell is a partner in the Washington, D.C.-based law firm of Williams & Connolly, which he first joined in 1977. From 1989 to 1992, he served as General Counsel of the U.S. Department of Defense.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “TXT.” Our stock also is traded on the Chicago Stock Exchange. At January 2, 2010, there were approximately 14,000 record holders of Textron common stock.
The high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the dividends paid per share, are provided in the following table:

	2009			2008
			Dividends			Dividends
	High	Low	per Share	High	Low	per Share
First quarter	$16.52	$3.57	$0.02	$71.69	$47.50	$0.23
Second quarter	14.37	7.13	0.02	65.52	47.03	0.23
Third quarter	20.99	8.51	0.02	49.90	28.43	0.23
Fourth quarter	21.00	17.55	0.02	32.31	10.09	0.23
Issuer Repurchases of Equity Securities
On July 18, 2007, our Board of Directors approved a new plan authorizing the repurchase of up to 24 million shares of our common stock. The plan has no expiration date. In September 2008, we suspended all share repurchase activity under the plan. There were no shares purchased under the plan in 2009. The maximum number of shares that may be purchased under the plan totaled 11,103,090 at January 2, 2010.
On December 11, 2009, we repurchased 60,000 shares of restricted common stock that had vested upon the retirement of our former CEO, Lewis Campbell. Pursuant to the terms of the related restricted stock award, the shares were purchased at $19.925, which was the average of the high and low share price on the vesting date of November 30, 2009.
Stock Performance Graph
The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2004 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P Industrial Conglomerates (IC) Index. We are included in both the S&P 500 and the S&P IC indices. The values calculated assume dividend reinvestment.

Item 6. Selected Financial Data

(Dollars in millions, except per share amounts and where otherwise noted)	2009	2008	2007	2006	2005
Revenues
Cessna	$3,320	$5,662	$5,000	$4,156	$3,480
Bell	2,842	2,827	2,581	2,347	2,075
Textron Systems	1,899	1,880	1,114	790	529
Industrial	2,078	2,918	2,825	2,611	2,559
Finance	361	723	875	798	628

Total revenues	$10,500	$14,010	$12,395	$10,702	$9,271

Segment profit
Cessna	$198	$905	$865	$645	$457
Bell	304	278	144	108	269
Textron Systems	240	251	174	92	45
Industrial	27	67	173	149	125
Finance	(294)	(50)	222	210	171

Total segment profit	475	1,451	1,578	1,204	1,067
Special charges (a)	(317)	(526)	—	—	(118)
Corporate expenses and other, net	(164)	(171)	(257)	(207)	(203)
Interest expense, net for Manufacturing group	(143)	(125)	(87)	(90)	(90)
Income taxes	76	(305)	(368)	(247)	(196)

Income (loss) from continuing operations	$(73)	$324	$866	$660	$460

Per share of common stock (b)
Income (loss) from continuing operations — basic	$(0.28)	$1.32	$3.47	$2.59	$1.72
Income (loss) from continuing operations — diluted (c)	$(0.28)	$1.29	$3.40	$2.53	$1.69
Dividends declared	$0.08	$0.92	$0.85	$0.78	$0.70
Book value at year-end	$10.38	$9.75	$13.99	$10.51	$12.55
Common stock price: High	$21.00	$71.69	$74.40	$49.48	$40.36
Low	$3.57	$10.09	$43.60	$37.76	$32.60
Year-end	$18.81	$15.37	$71.62	$46.88	$38.49

Common shares outstanding (In thousands) (b)
Basic average	262,923	246,208	249,792	255,098	267,062
Diluted average (c)	262,923	250,338	254,826	260,444	272,892
Year-end	272,272	242,041	250,061	251,192	260,370

Financial position
Total assets	$18,940	$20,031	$20,002	$17,594	$16,539
Manufacturing group debt	$3,584	$2,569	$2,146	$1,796	$1,930
Finance group debt	$5,667	$7,388	$7,311	$6,862	$5,420
Shareholders’ equity	$2,826	$2,366	$3,507	$2,649	$3,276
Manufacturing group debt-to-capital (net of cash)	39%	46%	32%	29%	26%
Manufacturing group debt-to-capital	56%	52%	38%	40%	37%

Investment data
Capital expenditures	$238	$545	$379	$415	$354
Depreciation	$344	$331	$284	$257	$270
Research and development	$844	$966	$804	$771	$672

Other data
Number of employees at year-end	32,000	43,000	42,000	38,000	35,000
Number of common shareholders at year-end	14,000	15,000	15,000	16,000	17,000

(a) For 2009, special charges include restructuring charges of $237 million and a goodwill impairment charge in the Industrial segment of $80 million. For 2008, special charges include restructuring charges of $64 million and charges related to strategic actions taken in the Finance segment totaling $462 million. During the fourth quarter of 2008, we announced our plan to exit portions of our commercial finance business. As a result, we recorded an impairment charge of $169 million for unrecoverable goodwill and designated a portion of our finance receivables as held for sale, resulting in an initial pre-tax mark-to-market adjustment of $293 million. For 2005, special charges include $112 million in charges related to the disposition of the Automotive Trim business and $6 million in restructuring charges.
(b) For 2008, basic and diluted shares outstanding have been recast to reflect the adoption of a new accounting standard in 2009 that requires restricted stock units with nonforfeitable rights to dividends to be included in the calculation of earnings per share as participating securities using the two-class method. Prior to 2008, we did not grant this type of restricted stock unit. Amounts for 2006 and 2005 have been restated to reflect a two-for-one stock split in 2007.
(c) For 2009, the diluted average share base excluded potential common shares (convertible debt and related warrants, stock options and restricted stock units) due to their antidilutive effect resulting from the loss from continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The global economic recession in 2009 significantly impacted many of our businesses as consumers and businesses reduced spending and investment. The lower demand resulting from this environment contributed to a decline in revenue of $3.5 billion to $10.5 billion and a decline in segment profit of $976 million to $475 million. These declines were largely due to lower volume in the Cessna and Industrial segments. The impact of lower volume was partially offset by improved cost performance as we aligned our workforce and production levels with demand through our restructuring program, employee furloughs and temporary plant shutdowns. Revenue and segment profit also were adversely impacted by lower earnings and resulting operating losses in the Finance segment largely due to an increase in portfolio losses, lower market interest rates and lower securitization income.
Since our restructuring program was initiated at the end of 2008, we have improved our cost structure by reducing our workforce by approximately 10,400 employees, representing approximately 24% of our workforce, and by closing 23 leased and owned facilities and plants. This program has contributed to significant cost improvements in most of our businesses.
During the year, we continued to execute our plan to exit the non-captive portion of the commercial finance business of our Finance segment, while retaining the captive portion of the business that supports customer purchases of products that we manufacture. We reduced our managed finance receivables by $3.8 billion in 2009 through discounted payoffs, portfolio sales and finance receivable amortization and had a cash conversion ratio of 94%. This reduction included approximately $450 million in finance receivables from our captive finance business. The Finance segment’s on-and off-balance sheet debt was reduced by an aggregate of $3.8 billion largely due to securitization payoffs and debt maturities. We expect the Finance segment to continue to contribute operating losses in 2010 as it liquidates the non-captive portfolio.
Our defense businesses continue to perform well, reflecting strong program performance. At Textron Systems, revenues have been favorably impacted by higher volume largely due to higher Shadow Unmanned Aircraft System and Sensor Fused Weapon deliveries, partially offset by lower aircraft engine volume as aircraft manufacturers cut production levels in response to lower market demand. At Bell, higher military volumes from the V-22 and other programs have been partially offset by the impact of the 2008 Armed Reconnaissance Helicopter (ARH) program cancellation and lower commercial helicopter deliveries.
Backlog for our aircraft and defense businesses at the end of 2009 totaled $13.5 billion, a 41% decline from the prior year, primarily due to a 66% decrease in backlog at Cessna. The decline in backlog at Cessna reflects the cancellation of numerous business jet orders largely due to the economic recession and includes a $2.1 billion impact from our decision to cancel the development of the Citation Columbus aircraft and a $1.3 billion impact due to cancellations by one customer. We expect ongoing volatility in our backlog at Cessna until economic conditions stabilize. Backlog increased in the Bell segment largely related to the multi-year contract for the V-22.
During 2009, we took several actions to ensure adequate liquidity and capital resources in light of the turmoil in the capital markets as summarized below:
•	In February 2009, drew down on the balance of our $3.0 billion committed bank credit lines given the risks associated with the capital markets at the time.

•	Issued $600 million of Convertible Notes and $600 million of senior notes in May and September, respectively.

•	In May 2009, concurrent with the Convertible Note offering, offered and sold to the public 23,805,000 shares of our common stock for net proceeds of approximately $238 million.

•	Extinguished $1.3 billion of our outstanding debt securities with maturity dates ranging from 2009 to 2013 through open market repurchases and tender offers, resulting in a net gain of $53 million.
We believe that, with the continued successful execution of the exit plan for the non-captive business and the cash we expect to generate from our manufacturing operations, we will have sufficient cash to meet our future needs.
Results of Operations
In our discussion of comparative results for the Manufacturing group, changes in revenue and segment profit typically are expressed in terms of volume, pricing, foreign exchange and acquisitions. Additionally, changes in segment profit may be expressed in terms of mix, inflation and cost performance. Volume represents changes in the number of units delivered or services provided. Pricing represents changes in unit pricing. Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period. Acquisitions refer to the results generated from businesses that were acquired within the previous 12 months. For segment profit, mix represents a change due to the composition of products and/or services sold at different profit margins. Inflation represents higher material, wages, benefits or other costs. Cost performance reflects an increase or decrease in research and development, depreciation, selling and administrative costs, warranty, product liability, quality/scrap, labor efficiency, overhead, product line profitability, start-up, ramp-up and cost reduction initiatives, or other manufacturing inputs. For the U.S. Government business, performance generally refers to changes in estimated contract rates. These changes typically relate to profit recognition associated with revisions to total estimated costs to complete a contract that reflect improved (or deteriorated) operating performance on the contract and are recognized by recording cumulative catch-up adjustments in the current period.
Revenues
Revenues decreased $3.5 billion, or 25%, to $10.5 billion in 2009, compared with 2008. This decrease is primarily due to the following factors:
•	Lower manufacturing volume of $3.3 billion, reflecting:
–	$2.4 billion decrease at Cessna, primarily related to fewer deliveries due to the economic recession;

–	$801 million decrease in the Industrial segment, principally due to recession-related lower demand; and a

–	$79 million decrease at Bell largely related to lower commercial helicopter volume as a result of the economic recession.
•	Lower Finance segment revenues of $362 million, reflecting an increase in portfolio losses, lower market interest rates and lower securitization income; and

•	Unfavorable foreign exchange impact of $51 million in the Industrial segment; partially offset by

•	Higher pricing of $155 million, with $94 million at Bell and $48 million at Cessna.
Revenues increased $1.6 billion, or 13%, to $14.0 billion in 2008, compared with 2007. This increase is primarily due to the following factors in our manufacturing businesses, which were partially offset by lower revenues of $152 million in the commercial finance business:
•	Additional revenues from newly acquired businesses of $820 million, primarily the acquisition of AAI at Textron Systems;

•	Higher manufacturing volume of $498 million, reflecting:
–	$341 million in higher volume at Cessna, primarily related to an increase in business jet deliveries;

–	$134 million in higher volume at Bell, largely related to the V-22 and H-1 programs; and

–	$85 million in increased volume at Textron Systems from higher Armored Security Vehicle aftermarket, Lycoming and Intelligent Battlefield Systems products; partially offset by

–	$62 million decrease in the Industrial segment, principally due to lower demand at Kautex;
•	Higher pricing of $378 million, with $252 million at Cessna, $87 million at Bell and $34 million in the Industrial segment; and

•	Favorable foreign exchange impact of $95 million in the Industrial segment.
Cost of Sales
Cost of sales as a percentage of Manufacturing revenues was 83.5%, 79.6% and 79.0% in 2009, 2008 and 2007, respectively. The increase in 2009 is primarily due to the impact of lower production levels and temporary plant shutdowns in the Cessna and Industrial segments resulting in increased conversion costs and idle capacity. The increase in 2008 is largely due to higher product development costs, primarily at Cessna related to the development of new Citation models and inventory writedowns taken at Cessna at the end of 2008, largely related to pre-owned aircraft.
Selling and Administrative Expense
Selling and administrative expense decreased $262 million to $1,344 million in 2009, compared with 2008, primarily due to workforce reductions and furlough programs resulting in lower compensation and related costs, lower sales commissions at Cessna, and a decline in professional service and travel costs due to cost reduction efforts. In 2008, selling and administrative expense increased $61 million to $1,606 million, compared with 2007, primarily due to an increase in commission expense from higher business jet sales and higher operating expenses resulting from the acquisition of AAI in 2007, partially offset by lower compensation expense largely caused by stock depreciation.
Special Charges
Special charges include restructuring charges of $237 million and $64 million in 2009 and 2008, respectively. In 2009, special charges also includes a goodwill impairment charge of $80 million in the Industrial segment, which is discussed on page 67 of Note 10 to the Consolidated Financial Statements. In 2008, we incurred other special charges of $462 million in the Finance segment in connection with our decision to exit the non-captive portion of the commercial finance business. These charges include the initial mark-to-market adjustment of $293 million that was made when we classified certain finance receivables from held for investment to held for sale and a goodwill impairment charge of $169 million. There were no special charges in 2007.

Special charges by segment are as follows:

	Restructuring Program
				Contract
		Curtailment		Terminations			Total
	Severance	Charges,	Asset	and	Total	Other	Special
(In millions)	Costs	Net	Impairments	Other	Restructuring	Charges	Charges
2009
Cessna	$80	$26	$54	$7	$167	$—	$167
Finance	11	1	—	1	13	—	13
Corporate	34	—	—	1	35	—	35
Industrial	6	(4)	—	3	5	80	85
Bell	9	—	—	—	9	—	9
Textron Systems	5	2	—	1	8	—	8

	$145	$25	$54	$13	$237	$80	$317

2008
Cessna	$5	$—	$—	$—	$5	$—	$5
Finance	15	—	11	1	27	462	489
Corporate	6	—	—	—	6	—	6
Industrial	16	—	9	—	25	—	25
Textron Systems	1	—	—	—	1	—	1

	$43	$—	$20	$1	$64	$462	$526

Restructuring Program
In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company, which includes corporate and segment direct and indirect workforce reductions and streamlining of administrative overhead, and announced the exit of portions of our commercial finance business. This program was expanded in 2009 to include additional workforce reductions, primarily at Cessna, Corporate and Bell, the cancellation of the Citation Columbus development project, the streamlining and reorganization of senior management and the consolidation of certain operations at Cessna. By the end of 2010, we expect to have eliminated approximately 10,800 positions worldwide representing approximately 25% of our global workforce since the inception of the program. As of January 2, 2010, we have terminated approximately 10,400 employees and have exited 23 leased and owned facilities and plants under this program.
We recorded net curtailment charges of $25 million for our pension and other postretirement benefit plans in the second quarter of 2009, as our analysis of the impact of workforce reductions on these plans indicated that curtailments had occurred and that the amounts could be reasonably estimated. The curtailment charge for the pension plan is primarily due to the recognition of prior service costs that previously were being amortized over a period of years.
Asset impairment charges included a $43 million charge recorded in the second quarter of 2009 to write off assets related to the Citation Columbus development project. Due to the prevailing adverse market conditions and after analysis of the business jet market related to the product offering, Cessna formally canceled the Citation Columbus development project in the second quarter of 2009. Cessna began this project in early 2008 for the development of an all-new, wide-bodied, eight-passenger business jet designed for international travel that would extend Cessna’s product offering as its largest business jet to date. This development project had capitalized costs related to tooling and a partially constructed manufacturing facility, of which $43 million was considered not to be recoverable.

Since the inception of the restructuring program, we have incurred the following costs through January 2, 2010:

		Curtailment		Contract
	Severance	Charges,	Asset	Terminations	Total
(In millions)	Costs	Net	Impairments	and Other	Restructuring
Cessna	$85	$26	$54	$7	$172
Finance	26	1	11	2	40
Corporate	40	—	—	1	41
Industrial	22	(4)	9	3	30
Bell	9	—	—	—	9
Textron Systems	6	2	—	1	9

	$188	$25	$74	$14	$301

We estimate that we will incur approximately $30 million in additional pre-tax restructuring costs in 2010, most of which will result in future cash outlays. The additional costs are expected to primarily include relocation costs at Cessna as it consolidates certain operations, severance in the Cessna segment and $3 million in severance for the Finance segment. We expect that the program will be substantially completed in 2010; however, we expect to incur additional costs to exit the non-captive portion of our commercial finance business over the next two to three years, which are estimated to be within a range of $7 million to $17 million, primarily attributable to severance and retention benefits.
Interest Expense
Interest expense includes interest for both the Finance and Manufacturing borrowing groups. Interest expense decreased $139 million to $309 million in 2009, compared with 2008, primarily due to reduced debt in the Finance segment as it liquidates its non-captive business. Interest expense, net for the Manufacturing group increased $18 million to $143 million in 2009, compared with 2008, primarily due to $38 million in interest on the Convertible Notes issued in the second quarter of 2009, partially offset by lower rates in 2009 due to our borrowings from our bank lines of credit. Interest expense for the Finance segment is included within segment profit.
In 2008, interest expense decreased $59 million to $448 million, compared with 2007, primarily due to the Finance segment, reflecting lower interest rates, partially offset by higher average debt outstanding. Lower interest rates were primarily attributable to the decrease in market rate indices, partially offset by an increase in borrowing spreads. Interest expense, net for the Manufacturing group increased $38 million to $125 million in 2008, compared with 2007, primarily due to higher borrowing costs associated with our commercial paper borrowings in 2008.
Income Taxes
The following table reconciles the federal statutory income tax rate to our effective income tax rate:

	2009	2008	2007
Federal statutory income tax rate	(35.0)%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	0.4	2.3	1.0
Goodwill impairment	18.5	8.4	—
Non-U.S. tax rate differential	(13.5)	(5.7)	(0.5)
Valuation allowance on contingent receipts	(7.3)	(0.5)	—
Research credit	(4.7)	(1.9)	(0.8)
Unrecognized tax benefits and related interest	(4.1)	3.4	1.2
Change in status of subsidiary	(3.6)	5.0	—
Manufacturing deduction	(3.1)	(2.8)	(1.6)
Equity hedge loss (income)	0.5	6.2	(1.5)
Other, net	0.9	(0.8)	(3.0)

Effective income tax rate	(51.0)%	48.6%	29.8%

In 2009, the effective tax rate was favorably impacted by the adoption for Canadian tax purposes, of the U.S. dollar as the functional currency for one of our Canadian subsidiaries, a reduction in unrecognized tax benefits due to the recognition of a capital gain in connection with the sale of the CESCOM assets and a reduction in a valuation allowance related to contingent payments on a prior year transaction, partially offset by a writeoff of non-tax deductible goodwill in the Industrial segment.
In 2008, the effective tax rate was significantly impacted by the plan announced in the fourth quarter of 2008 to exit portions of the Finance segment’s business. This plan resulted in the impairment of all of the Finance segment’s goodwill, of which only a small portion was deductible for tax purposes. In addition, due to the change in the investment status of the Finance segment’s Canadian subsidiary, we incurred $31 million in additional tax expense.
Income from Discontinued Operations, Net of Income Taxes
Discontinued Operations includes an $8 million gain on the sale of HR Textron in 2009 and a $111 million gain on the sale of the Fluid & Power business in 2008, along with income (loss) from operations of these discontinued businesses prior to each disposition.
Segment Analysis
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
Cessna

(Dollars in millions)	2009	2008	2007
Revenues	$3,320	$5,662	$5,000
Segment profit	$198	$905	$865
Profit margin	6%	16%	17%
Backlog	$4,893	$14,530	$12,583
The deterioration in the global economy in 2009 significantly impacted the business jet market as evidenced by order cancellations and a decline in new aircraft orders. In response to these conditions, Cessna reduced its aircraft production schedule to align output with customer demand and reduced its headcount by approximately 47% in 2009. See the “Special Charges” section regarding this restructuring program, including cancellation of the Citation Columbus development program in the second quarter of 2009.
Cessna Revenues
Cessna’s revenues decreased $2.3 billion in 2009, compared with 2008, primarily due to lower volume in business jets and other aircraft, reflecting the impact of fewer deliveries due to the economic recession. We delivered 289, 467 and 387 Citation business jets in 2009, 2008 and 2007, respectively. Cessna’s spare parts, product support and maintenance activities also experienced $152 million in lower volume largely due to a decline in aircraft utilization, primarily as a result of the economic recession, and CitationAir had lower volume of $79 million, primarily due to lower demand. We expect 2010 business jet volumes and margins will continue to be impacted by weakness in the general aviation industry.
The $9.6 billion decrease in backlog reflects the cancellation of numerous business jets orders largely due to the economic recession, and included a $2.1 billion impact from our decision to cancel the development of the Citation Columbus aircraft and a $1.3 billion impact due to cancellations by one customer. We expect ongoing volatility in our backlog until economic conditions begin to recover.
In 2008, Cessna’s revenues increased $662 million, compared with 2007, due to higher volume of $341 million, higher pricing of $252 million and a benefit from a newly acquired business of $69 million.
Cessna Segment Profit
Cessna’s segment profit decreased $707 million in 2009, compared with 2008, primarily due to an $883 million impact from lower sales volume and $48 million due to idle capacity related to lower production levels and temporary plant shutdowns. These decreases were partially offset by $131 million of favorable cost performance and a $50 million gain in the first quarter of 2009 on the sale of assets related to CESCOM, which provided maintenance tracking services to Cessna’s customers.

Cessna’s favorable cost performance included $116 million in lower engineering, selling and administrative expense largely due to the workforce reductions in 2009 and $82 million in forfeiture income from order cancellations, partially offset by higher warranty expense of $35 million, a $16 million increase in writedowns of pre-owned aircraft inventory, reflecting lower fair market values due to an excess supply in the market, and unfavorable performance at CitationAir of $10 million.
In 2008, Cessna’s segment profit increased $40 million, compared with 2007, primarily due to the impact of higher volume of $110 million, pricing in excess of inflation of $82 million and favorable warranty performance of $14 million, partially offset by increased engineering and product development expense of $45 million, which included costs related to the development of new Citation models, CJ4 and Columbus, inventory writedowns of $51 million, largely related to used aircraft, and increased overhead costs of $19 million.
Bell

(Dollars in millions)	2009	2008	2007
Revenues	$2,842	$2,827	$2,581
Segment profit	$304	$278	$144
Profit margin	11%	10%	6%
Backlog	$6,903	$6,192	$3,809
Bell Revenues
Bell’s revenues increased $15 million in 2009, compared with 2008, due to higher pricing of $94 million, primarily related to certain commercial helicopters, partially offset by lower volume of $79 million. Our volume decreased $97 million for commercial helicopters and $30 million for spares and support services largely due to a decline in demand, along with a $76 million decrease related to the canceled ARH program. These decreases were partially offset by increased volume in other programs with the U.S. Government, including an $80 million increase for the V-22 as we delivered more aircraft under the multi-year program.
Backlog at Bell increased $711 million in 2009, primarily due to funding for the V-22 program, partially offset by a decline in commercial aircraft orders largely due to the economic recession.
In 2008, Bell’s revenues increased $246 million, compared with 2007, primarily due to higher volume of $134 million, higher pricing of $87 million and revenues from newly acquired businesses of $26 million. The increase in volume related primarily to higher V-22 volume of $125 million (largely due to delivery of 18 aircraft in 2008, compared with 14 in 2007), higher H-1 volume of $47 million (principally due to delivery of 12 aircraft in 2008, compared with 10 in 2007), and an increase in spares and service sales volume of $28 million. These volume increases were partially offset by lower commercial helicopter volume of $54 million and lower ARH program revenues of $19 million as a result of the program’s termination in October 2008.
Bell Segment Profit
Bell’s segment profit increased $26 million in 2009, compared with 2008, primarily due to higher pricing in excess of inflation of $47 million and improved cost performance of $19 million, partially offset by a change in product mix of $22 million, primarily due to commercial helicopters and lower volume of $18 million. The improved cost performance primarily reflects:
•	Lower selling and administrative expenses of $26 million;

•	Lower research and development of $21 million;

•	Improvement in the V-22 program of $16 million, primarily due to prior year charges; and an

•	$11 million gain on a Canadian currency exchange contract that we had hedged, which was unwound during the third quarter due to a significant decline in the production activity; partially offset by

•	Unfavorable adjustments of $24 million for the 429 model, primarily related to pricing assumptions and higher than anticipated learning curve costs, resulting in inventory write downs;

•	Costs of $11 million related to the termination of certain commercial models; and

•	Lower spares and support performance of $8 million.

In 2008, Bell’s segment profit increased $134 million, compared with 2007, primarily due to favorable cost performance of $78 million, higher pricing in excess of inflation of $32 million and $21 million in increased royalty revenues, primarily related to the Model A139. Cost performance included:
•	Improved performance for the H-1 Low-Rate Initial Production (LRIP) program of $46 million, primarily resulting from a $30 million net charge recorded in the fourth quarter of 2007 to reflect higher costs estimates due to supplier delays and an estimated loss resulting from our price commitment under one contract. In 2008, production efficiencies improved resulting in $6 million in favorability;

•	Lower net charges of $32 million for the ARH program due to estimated contract losses related to supplier obligations for long-lead components;

•	Costs of $26 million incurred in 2007 related to our exit of certain commercial models;

•	The $14 million impact of improved commercial aircraft margins, primarily due to improved production efficiencies for the 412 and 407 models; and

•	Improvement in the V-22 program of $11 million, primarily due to manufacturing efficiencies; partially offset by

•	Increased selling and administrative expenses of $20 million due to higher project-related consulting expenses and

•	Higher research and development expense of $14 million.
ARH Program Termination
On October 16, 2008, we received notification from the U.S. Department of Defense that it would not certify the continuation of the ARH program to Congress under the Nunn-McCurdy Act, resulting in the termination of the program for the convenience of the government. The ARH program included a development phase, covered by the System Development and Demonstration (SDD) contract, and a production phase. We submitted our claim for the termination costs for the SDD contract in October 2009 and believe that these costs are fully recoverable from the U.S. Government.
Prior to termination of the program, we obtained inventory and incurred vendor obligations for long-lead time materials related to the anticipated LRIP contracts to maintain the program schedule based on our belief that the LRIP contracts would be awarded. We have since terminated our vendor contracts and are negotiating to settle our termination obligations. In October 2009, we filed a claim with the U.S. Government to request reimbursement of costs expended in support of the LRIP program. On December 17, 2009, we received a decision from the Contracting Officer of the Department of the Army that denied this claim in its entirety. We plan to appeal this decision in the first quarter of 2010. At January 2, 2010, our reserves related to this program totaled $50 million, which we believe are adequate to cover our exposure.
Textron Systems

(Dollars in millions)	2009	2008	2007
Revenues	$1,899	$1,880	$1,114
Segment profit	$240	$251	$174
Profit margin	13%	13%	16%
Backlog	$1,664	$2,190	$2,144
Textron Systems Revenues
Revenues at Textron Systems increased $19 million in 2009, compared with 2008, primarily due to higher defense volumes, including $83 million for Shadow Unmanned Aircraft Systems, $45 million for Sensor Fused Weapons and $34 million for Armored Security Vehicles. These increases were partially offset by lower aircraft engine volume of $73 million largely due to a decline in aircraft production as aircraft manufacturers cut production levels in response to lower demand, lower Armored Security Vehicle aftermarket volume of $45 million and a $33 million impact largely due to the completion of programs related to laser and missile technology development.
Backlog at Textron Systems decreased $526 million in 2009, primarily due to deliveries on existing government contracts for Shadow Unmanned Aircraft Systems and Armored Security Vehicles.

In 2008, Textron Systems revenues increased $766 million, compared with 2007, primarily due to the acquisition of AAI in 2007, which contributed $701 million to revenues in 2008, and higher volume of $85 million, partially offset by the nonrecurrence of a $28 million cost reimbursement in 2007 related to losses incurred during Hurricane Katrina. The volume increase is primarily due to $69 million in higher volume in our Armored Security Vehicle aftermarket products, $48 million in higher volume for Intelligent Battlefield System products and $22 million in higher volume at Lycoming, partially offset by $32 million in lower Sensor Fused Weapon volume.
Textron Systems Segment Profit
Segment profit at Textron Systems decreased $11 million in 2009, compared with 2008, primarily due to the impact of lower aircraft engine volume of $38 million, partially offset by a $29 million impact from higher defense volumes.
In 2008, Textron Systems segment profit increased $77 million, compared with 2007, primarily due to the acquisition of AAI, which contributed $62 million in 2008, and favorable cost performance of $12 million. The favorable cost performance included $39 million related to the Armored Security Vehicle program, partially offset by the 2007 reimbursement of $28 million for the impact of losses incurred during Hurricane Katrina. The Armored Security Vehicle program cost performance is primarily due to improved labor efficiencies and lower material costs.
Industrial

(Dollars in millions)	2009	2008	2007
Revenues	$2,078	$2,918	$2,825
Segment profit	$27	$67	$173
Profit	1%	2%	6%
Industrial Revenues
Revenues in the Industrial segment decreased $840 million in 2009, compared with 2008, primarily due to $801 million in lower volume, reflecting lower demand due to the economic recession, and an unfavorable foreign exchange impact of $51 million, largely due to fluctuations of the euro, partially offset by $8 million in higher pricing.
In 2008, Industrial segment revenues increased $93 million, compared with 2007, primarily due to a favorable foreign exchange impact of $95 million, higher pricing of $34 million and the favorable impact of an acquisition of $24 million, partially offset by lower volume of $62 million. Volume declined in the Kautex, Greenlee and Jacobsen businesses as demand softened, with the largest decline at Kautex as the slowing economy had a significant impact on automotive sales in the second half of 2008, resulting in numerous factory shutdowns at automotive original equipment manufacturers around the world. At E-Z-GO, volume increased $41 million, largely due to increased fleet car sales related to the successful introduction of the RXV model.
Industrial Segment Profit
Industrial segment profit decreased $40 million in 2009, compared with 2008, primarily due to the $265 million impact from lower volume, partially offset by improved cost performance of $211 million and lower inflation of $21 million. Cost performance has improved largely due to significant efforts made to reduce costs through workforce reductions, employee furloughs, temporary plant shutdowns and lower selling and administrative costs.
In 2008, Industrial segment profit decreased $106 million, compared with 2007, mainly due to inflation in excess of pricing of $61 million and the impact of lower volume and mix of $54 million, partially offset by improved cost performance of $13 million.
Finance

(Dollars in millions)	2009	2008	2007
Revenues	$361	$723	$875
Segment profit (loss)	$(294)	$(50)	$222
Profit (loss)	(81)%	(7)%	25%

During 2009, we proceeded with our plan to exit the non-captive commercial finance business in our Finance segment. We made the decision to exit this business in the fourth quarter of 2008 in order to address our long-term liquidity position in light of disruption and instability in the capital markets. The plan is being effected through a combination of orderly liquidation and selected sales and is expected, depending on market conditions, to be substantially complete over the next two to three years. The Finance segment also announced a restructuring program in the fourth quarter of 2008 primarily related to headcount reductions and asset impairments resulting from the exit plan. See “Special Charges” section on pages 18 to 20 regarding charges taken as a result of the exit plan, which are not reflected in segment profit.
Finance Revenues
Finance segment revenues decreased $362 million in 2009, compared with 2008, primarily due to the following:
•	A $157 million impact from higher portfolio losses;

•	$92 million impact from lower market interest rates;

•	$70 million in lower securitization gains, net of impairments;

•	$62 million in lower average finance receivables of $1.0 billion;

•	$37 million in higher suspended earnings on nonaccrual finance receivables; partially offset by

•	$55 million in gains on debt extinguishment.
Portfolio losses recognized in 2009 include discounts taken on the sale or early termination of finance assets, including $60 million in discounts associated with the liquidation of distribution finance and golf mortgage finance receivables, $53 million in impairment charges related to automobile manufacturing equipment and investments in real estate associated with matured leveraged leases and $25 million in higher impairment charges associated with repossessed aircraft.
In 2008, revenues in the Finance segment decreased $152 million, compared with 2007, primarily due to the following:
•	A $163 million impact from lower market interest rates;

•	$20 million in lower securitization gains, net of impairments; and

•	A lower gain on the sale of a leveraged lease investment of $16 million; partially offset by the

•	$24 million benefit from variable-rate receivable interest rate floors and

•	A $21 million impact from higher average finance receivables of $258 million.
Finance Segment Profit (Loss)
The Finance segment loss increased $244 million in 2009, compared with 2008, primarily due to a $157 million impact from higher portfolio losses, $70 million in lower securitization gains, net of impairments, $37 million in higher suspended earnings on nonaccrual finance receivables and a $33 million increase in provision for loan losses, partially offset by $55 million in gains on debt extinguishment.
In 2008, segment profit in the Finance segment decreased $272 million, compared with 2007, primarily due to a $201 million increase in the provision for loan losses, a $51 million impact of higher borrowing costs, relative to market rates, $20 million in lower securitization gains, net of impairments, a $16 million lower gain on the sale of a leveraged lease investment, partially offset by a $24 million benefit from variable-rate receivable interest rate floors.
We increased the allowance for loan losses significantly in 2009 and 2008 in response to the economic recession, declining collateral values and the lack of liquidity available to our borrowers and their customers. We also increased our estimate of credit losses as a result of our decision to exit portions of the finance business in the fourth quarter of 2008, which we believe will negatively impact credit losses over the duration of our portfolio. In 2009, the increase was primarily due to an increase in both the rate and severity of defaults resulting from the economic recession and due to declining aircraft values. The increase was partially offset by a $73 million decrease in the provision for the distribution finance portfolio largely due to the liquidation of 68% of its managed finance receivables in 2009. In 2008, the increase in provision for loan losses was primarily a result of an $81 million increase in defaults in the marine and recreational vehicles distribution finance portfolios, a $21 million increase for the resort finance portfolio, a $19 million reserve established for one account in the golf mortgage finance portfolio and a $16 million reserve for one account in the asset-based lending portfolio.
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
Finance Portfolio Quality
The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment. Finance receivables held for sale are reflected at fair value on the Consolidated Balance Sheets. As a result, finance receivables held for sale are not included in the credit performance statistics below.

	January 2,	January 3,
(Dollars in millions)	2010	2009
Finance receivables	$6,206	$6,915
Nonaccrual finance receivables	$1,040	$277
Allowance for losses	$341	$191
Ratio of nonaccrual finance receivables to finance receivables held for investment	16.75%	4.01%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables held for investment	32.80%	68.90%
Ratio of allowance for losses on finance receivables to finance receivables held for investment	5.49%	2.76%
60+ days contractual delinquency as a percentage of finance receivables	9.23%	2.59%
Repossessed assets and properties	$119	$70
Operating assets received in satisfaction of troubled finance receivables	$112	$84
Our nonaccrual finance receivables include impaired finance receivables, as well as accounts in homogeneous loan portfolios that are not considered to be impaired but are contractually delinquent by more than three months. We believe that the percentage of nonaccrual finance receivables generally will remain high as we execute our liquidation plan under the current economic conditions. The liquidation plan is also likely to result in a slower pace of liquidations for nonaccrual finance receivables.
The ratio of allowance for losses to nonaccrual finance receivables held for investment decreased primarily as a result of certain nonaccrual timeshare and aviation accounts for which specific reserves were either not established due to sufficient collateral values and other considerations, or were established at a percentage of the outstanding balance based on the expectation of partial recovery. This reflects our best estimate of loss based on a detailed review of our workout strategy and estimates of collateral value.
The increase in operating assets received in satisfaction of troubled finance receivables primarily reflects an increase in the number of golf courses for which ownership was transferred to us from the borrower in 2009. We intend to operate and improve the performance of these properties prior to their eventual disposition.

A summary of these finance receivables and the related allowance for losses by collateral type is as follows:

	January 2, 2010			January 3, 2009
			Allowance			Allowance
			for Losses			for Losses
		Impaired	on Impaired		Impaired	on Impaired
	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual
	Finance	Finance	Finance	Finance	Finance	Finance
Collateral Type (In millions)	Receivables	Receivables	Receivables	Receivables	Receivables	Receivables
Timeshare notes receivable*	$259	$254	$53	$78	$74	$9
General aviation aircraft	286	272	46	17	6	2
Golf course property	166	165	27	107	107	25
Resort construction/inventory	104	104	—	—	—	—
Dealer inventory	88	68	14	43	34	3
Hotels	78	78	7	—	—	—
Other	59	43	6	32	13	4

Total	$1,040	$984	$153	$277	$234	$43

*	Finance receivables collateralized primarily by timeshare notes receivable also maybe collateralized by certain real estate and other assets of our borrowers.
The increase in nonaccrual finance receivables primarily is attributable to the lack of liquidity available to borrowers in the timeshare portfolio, weaker general economic conditions and depressed aircraft values. The increase in timeshare notes receivable includes one $203 million account, of which $120 million is collateralized by notes receivable and $83 million is collateralized by several resort properties, which are included in the resort construction/inventory line above.
Liquidity and Capital Resources
Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc. consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments. The Finance group, which is also the Finance segment, consists of Textron Financial Corporation (TFC), its subsidiaries and the securitization trusts consolidated into it, along with two other finance subsidiaries owned by Textron Inc. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	2009	2008
Manufacturing group
Cash and cash equivalents	$1,748	$531
Total debt	$3,584	$2,569
Total equity	$2,826	$2,366
Total capital (debt plus equity)	$6,410	$4,935
Net debt to capital (net of cash and cash equivalents)	39.4%	46.3%
Gross debt to capital	55.9%	52.1%
Free cash flow*	$424	$362
Finance group
Cash and cash equivalents	$144	$16
Securitized off-balance sheet debt	$31	$2,067
Total debt on-balance sheet	$5,667	$7,388

*	Free cash flow represents a non-GAAP measure. See page 29 for a reconciliation to GAAP.

We believe that with our existing cash balances, coupled with the continued successful execution of the exit plan for the non-captive portion of the commercial finance business, and cash we expect to generate from our manufacturing operations, we will have sufficient cash to meet our future needs.
During 2009, we proceeded with our plan to exit the non-captive commercial finance business in our Finance segment. We made the decision to exit this business in the fourth quarter of 2008 in order to address our long-term liquidity position in light of disruption and instability in the capital markets. The plan is being effected through a combination of orderly liquidation and selected sales and is expected, depending on market conditions, to be substantially complete over the next two to three years. We reduced our managed finance receivables by $3.8 billion in 2009 through discounted payoffs, portfolio sales and finance receivable amortization, which included approximately $450 million in finance receivables from our captive finance business. Managed finance receivables include owned finance receivables that are recorded on our balance sheets and finance receivables sold in securitizations where we have retained credit risk to the extent of our subordinated interest, which may or may not be recorded on our balance sheets. The reduction in managed finance receivables was primarily driven by the accelerated pace of liquidations in the distribution finance product line. Distribution finance receivables typically have short duration associated with the sales pace of equipment dealer inventory and this natural liquidation pattern was accelerated by asset sales, discounted payoff programs and the transfer of borrowers with revolving credit lines to new lenders.
We measure the progress of the exit plan, in part, based on the percentage of managed finance receivable and other finance asset reductions converted to cash. In 2009, we had a cash conversion ratio of 94%. We expect the cash conversion ratio to decline over the duration of our exit plan due to the change in mix from shorter term assets in the distribution finance and asset-based lending product lines to longer term assets in our timeshare, golf mortgage and structured finance product lines and the existence of a higher concentration of nonaccrual finance receivables. At the end of 2009, the exit plan applied to the remaining $4.1 billion of the Finance segment’s non-captive managed finance receivables portfolio. In 2010, we expect a total reduction in managed finance receivables of approximately $1.6 billion, net of originations, which includes non-captive finance receivables, as well as captive finance receivables. In connection with the liquidation of our managed finance receivables, we have reduced our Finance group’s on- and off-balance sheet debt portfolio by an aggregate of $3.8 billion largely due to the payoff of the distribution finance and golf securitizations and debt maturities.
In February 2009, due to the unavailability of term debt and difficulty in accessing sufficient commercial paper on a daily basis, we drew the available balance from our aggregate $3.0 billion in committed bank lines of credit. Amounts borrowed under the credit facilities are due in April 2012. A portion of the proceeds was used to repay our outstanding commercial paper. These facilities historically have been in support of commercial paper and letters of credit issuances only, and, at the end of 2008, there were no borrowings outstanding related to the Manufacturing group’s $1.25 billion facility or the Finance group’s $1.75 billion facility.
During 2009, the capital markets improved, and we were able to successfully access these markets to strengthen our current and future liquidity profile. We maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. On May 5, 2009, we issued $600 million of 4.50% Convertible Senior Notes (Convertible Notes) under our registration statement. See Note 8 to the Consolidated Financial Statement for more information on these Convertible Notes. Concurrently with the offering and sale of the Convertible Notes, we also offered and sold to the public under our registration statement 23,805,000 shares of our common stock for net proceeds of approximately $238 million. To further lengthen the maturity profile of our indebtedness, on September 14, 2009, we issued $600 million of senior notes under our registration statement, comprised of $350 million of 6.20% notes due 2015 and $250 million of 7.25% notes due 2019.
Both borrowing groups extinguished through open market repurchases an aggregate of $745 million in outstanding debt securities prior to maturity during 2009, resulting in gains of $54 million. Also in 2009, both borrowing groups completed separate cash tender offers for up to a $650 million aggregate principal amount of five separate series of outstanding debt securities with maturity dates ranging from November 2009 to June 2012. In completing these tender offers, we extinguished an aggregate of $587 million of outstanding debt securities with maturity dates ranging from 2009 to 2012 and recognized a loss of $1 million in 2009.
We also have pursued new funding sources and transfers of existing funding obligations to new financing providers. In July 2009, we entered into a credit agreement with the Export-Import Bank of the United States that established a $500 million credit facility to provide funding to finance purchases of Cessna and Bell aircraft by non-U.S. customers who take delivery of new aircraft by December 2010. During the second quarter, we transferred the rights to financing programs with two large manufacturers of lawn and garden products in the distribution finance business, which will reduce future originations. Similarly, in early April, we entered into a three-year agreement with a financial service company that now provides financing to third parties for a portion of our sales of E-Z-GO golf cars.

Credit Ratings
The major rating agencies regularly evaluate both borrowing groups, and their ratings of our debt are based on a number of factors, including our financial strength and factors outside our control such as conditions affecting the financial services industry generally. At the beginning of 2009, our credit ratings were downgraded, and the rating agencies cited concerns about Textron Financial Corporation, including execution risks associated with our plan to exit portions of our commercial finance business and the need for Textron Inc. to make capital contributions to Textron Financial Corporation, as well as lower expected earnings, the increase in outstanding debt resulting from the borrowing under our bank lines of credit, weak economic conditions and liquidity and funding constraints.
On February 2, 2010, Moody’s Investors Service affirmed its ratings of both borrowing groups and changed its rating outlook to stable from negative, reflecting improved liquidity at Textron Inc. and better than expected progress in the ongoing liquidation of TFC’s non-captive assets. The credit ratings and outlooks of the debt-rating agencies at the date of this filing were as follows:

	Fitch Ratings	Moody’s	Standard & Poor’s
Long-term ratings:
Manufacturing	BB+	Baa3	BBB-
Finance	BB+	Baa3	BB+
Short-term ratings:
Manufacturing	B	P3	A3
Finance	B	P3	B
Outlook:
Manufacturing	Negative	Stable	Negative
Finance	Negative	Stable	Developing
Our current credit ratings may adversely affect the cost and other terms upon which we are able to obtain other financing and access the capital markets.
Manufacturing Group Cash Flows
Free cash flow is a measure generally used by investors, analysts and management to gauge a company’s ability to generate cash from operations in excess of that necessary to be reinvested to sustain and grow the business. Our definition of Manufacturing free cash flow uses net cash from operating activities of continuing operations and subtracts dividends received from the Finance group and capital expenditures, then adds back capital contributions provided under a Support Agreement with TFC, as discussed below, plus proceeds from the sale of plant, property and equipment. We believe that our Manufacturing free cash flow calculation provides a relevant measure of liquidity and a useful basis for assessing our ability to fund operations. This measure is not a financial measure under generally accepted accounting principles (GAAP) and should be used in conjunction with GAAP cash measures provided in our Consolidated Statement of Cash Flows. Our Manufacturing free cash flow measure may not be comparable with similarly titled measures reported by other companies as there is no definitive accounting standard on how the measure should be calculated.
A reconciliation of net cash from operating activities of continuing operations as presented in our Consolidated Statement of Cash Flows to Manufacturing free cash flow is provided below.

(In millions)	2009	2008	2007
Net cash from operating activities of continuing operations — GAAP	$738	$407	$1,144
Less: Dividends received from the Finance group	(349)	(142)	(135)
Plus: Capital contributions paid to Finance group	270	625	—
Less: Capital expenditures	(238)	(537)	(369)
Plus: Proceeds on sale of property, plant and equipment	3	9	6

Manufacturing free cash flow — Non-GAAP	$424	$362	$646

Our Manufacturing group’s free cash flow improved by $62 million in 2009, compared with 2008, as lower capital expenditures of $299 million and working capital improvements offset lower earnings and an increase in cash paid for restructuring activities. Cash used for restructuring activities totaled $132 million in 2009, compared with $3 million in 2008 and none in 2007. In 2008, free cash flow decreased $284 million largely due to a higher investment in inventories related to increased production levels and inventory build at Bell and Cessna and a $168 million increase in capital expenditures in connection with the ramp up of production.

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statement of Cash Flows are summarized below:

(In millions)	2009	2008	2007
Operating activities	$738	$407	$1,144
Investing activities	(288)	(637)	(1,469)
Financing activities	563	(159)	(75)
Cash flow from operating activities increased $331 million in 2009, compared with 2008, largely due to $562 million in lower capital contributions paid to the Finance group, net of dividends received, and working capital improvements, partially offset by lower earnings. We used $48 million in working capital in 2009, compared with $434 million in 2008, largely related to significant inventory reductions. In 2008, cash flow from operating activities decreased, primarily due to a $625 million capital contribution made to the Finance group.
Investing cash flows in 2009, 2008 and 2007 primarily include capital expenditures of $238 million, $537 million and $369 million, respectively. The decrease in 2009 is largely due to a reduction in discretionary spending due to the economic recession. In addition, in 2008 and 2007, we paid $109 million and $1.1 billion, respectively, for acquisitions, primarily related to AAI.
Financing activities provided more cash in 2009, compared with 2008, primarily due to the draw of our $1.2 billion on bank lines of credit, a portion of which was used to repay outstanding commercial paper borrowings, net proceeds of $442 million from the issuance of the Convertible Notes (net of hedge), $333 million in cash from the issuance of our common stock and common stock warrants, $595 million in net proceeds from the issuance of senior notes and a decrease in dividends paid. These increases in cash provided were partially offset by an $869 million decrease in commercial paper borrowings in 2009, compared with an $867 million increase in these borrowings in 2008. In addition, we made $412 million in payments to settle advances against our company-owned officer life insurance policies in 2009, while in 2008, we received $222 million in advances against these policies.
We have not repurchased any of our common stock (other than in connection with an executive compensation award) since we suspended all share repurchase activity under our repurchase program in September 2008. Under Board-authorized share repurchase programs, we spent $533 million in 2008 and $304 million in 2007 for share repurchases representing approximately 12 million and 6 million shares of common stock, respectively.
On February 25, 2009, we announced that our Board of Directors had voted to reduce our quarterly dividend to $0.02 per share for the first quarter of 2009 in an effort to increase our liquidity in the long-term interest of our shareholders. Accordingly, the annual dividend decreased to $0.08 in 2009 from $0.92 in 2008. Dividend payments to shareholders totaled $21 million, $284 million and $154 million in 2009, 2008 and 2007, respectively. In 2008, the timing of our quarterly dividend payments resulted in four payments, compared with three payments in 2007.
Capital Contributions Paid To and Dividends Received From the Finance Group
Under a Support Agreement between Textron Inc. and TFC, Textron Inc. is required to maintain a controlling interest in TFC. The agreement also requires Textron Inc. to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. Due to a goodwill impairment charge of $169 million at TFC, along with other charges resulting from the exit plan discussed above, on December 29, 2008, Textron Inc. was required to make a cash payment to TFC, which was reflected as a capital contribution, to maintain compliance with the fixed charge coverage ratio required by the support agreement and to maintain the leverage ratio required by its credit facility. Cash contributions paid to TFC and dividends paid by TFC to Textron Inc. are detailed below.

(In millions)	2009	2008	2007
Dividends paid by TFC to Textron Inc.	$349	$142	$135
Capital contributions paid to TFC under Support Agreement	(270)	(625)	—
An additional cash contribution of $75 million was made to TFC on January 12, 2010 to maintain compliance with the fixed charge coverage ratio required by the Support Agreement.

Due to the nature of these contributions, we classify these contributions within cash flows used by operating activities for the Manufacturing group in the Consolidated Statement of Cash Flows. Capital contributions to support Finance group growth in the ongoing captive finance business are classified as cash flows from financing activities. The Finance group’s net income (loss) is excluded from the Manufacturing group’s cash flows, while dividends from the Finance group are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.
Finance Group Cash Flows
The cash flows from continuing operations for the Finance group are summarized below:

(In millions)	2009	2008	2007
Operating activities	$196	$167	$262
Investing activities	2,153	(64)	(281)
Financing activities	(2,235)	(146)	29
We generated cash from investing activities in the Finance group as new finance receivable originations declined to $3.7 billion in 2009 from $11.9 billion in 2008 as we effected our exit plan for the non-captive business. Finance receivables repaid and proceeds from sales and securitizations decreased to $5.4 billion in 2009 from $11.9 billion in 2008. In 2008, cash used in investing activities decreased from 2007, primarily due to a decrease in finance receivable originations, net of collections and sale proceeds, largely related to our decision to exit the non-captive business, resulting in lower originations.
The Finance group used more cash for financing activities in 2009, compared with 2008, primarily due to the repayment of debt and commercial paper in 2009, totaling $4.5 billion, compared with $2.2 billion in 2008. The Finance group’s financing outflows were partially offset by $1.7 billion in proceeds from the first quarter 2009 drawdown on its bank lines of credit. In 2008, proceeds from the issuance of long-term debt totaled $1.5 billion.
In 2009 and 2008, the Manufacturing group agreed to lend the Finance group, with interest, funds to pay down maturing debt. As of January 2, 2010 and January 3, 2009, the outstanding balance due to the Manufacturing group was $447 million and $133 million, respectively.
The Finance group received $270 million in capital contributions from the Manufacturing group in 2009, compared with $625 million in 2008, to enable it to maintain compliance with the fixed charge coverage ratio required by the Support Agreement. In addition, the Finance group paid $207 million more in dividends to the Manufacturing group in 2009, compared with 2008.
More cash was used for financing activities in 2008, compared with 2007, primarily due to an increase in debt payments, partially offset by the 2008 capital contribution received from the Manufacturing group and lower proceeds from borrowings related to the reduction in managed receivable growth.
Consolidated Cash Flows
The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2009	2008	2007
Operating activities	$1,032	$764	$985
Investing activities	1,728	(408)	(1,464)
Financing activities	(1,633)	(788)	89
Consolidated cash provided by operating activities increased, primarily due to working capital improvements, largely related to a reduction in inventory, partially offset by lower earnings and an increase in cash used in connection with our restructuring program.
We received more cash from investing activities, primarily due to the Finance group’s exit plan, which resulted in lower finance receivable originations. In 2007, $1.1 billion in cash was used for acquisitions, primarily related to AAI.
More cash was used for financing activities as we repaid $4.2 billion in maturing long-term debt, including early debt extinguishments, compared with $1.9 billion in 2008. This use was partially offset by the receipt of $3.0 billion from drawing on our lines of credit, which was partially offset by a $1.6 billion decrease in commercial paper borrowings in 2009, compared with a $218 million increase in net commercial paper borrowings in 2008. We also used more cash in 2008 for stock repurchases and dividend payments, compared with 2009 as discussed in the “Manufacturing Group Cash Flow” section. In 2008, we received less cash from financing activities, compared with 2007, primarily due to $663 million in lower proceeds from borrowings, net of principal payments.

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
Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

(In millions)	2009	2008	2007
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(654)	$(1,019)	$(1,160)
Cash received from customers, sale of receivables and securitizations	831	728	881
Capital contributions made to Cessna Export Finance Corp.	(40)	—	—
Other	—	(2)	(7)

Total reclassifications from investing activities	137	(293)	(286)

Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group	270	625	—
Dividends received by Manufacturing group from Finance group	(349)	(142)	(135)
Capital contributions made to Cessna Export Finance Corp.	40	—	—

Total reclassifications from financing activities	(39)	483	(135)

Total reclassifications and adjustments to cash flow from operating activities	$98	$190	$(421)

In 2009, captive finance receivable originations have decreased largely due to lower aircraft sales. In addition, in April 2009, we signed a three-year agreement with a financial services company that now provides financing to third parties for a portion of our sales of E-Z-GO golf cars. We expect this agreement to reduce future finance receivable originations in this business.
Consolidated Discontinued Operations Cash Flows
The cash flows from discontinued operations are summarized below:

(In millions)	2009	2008	2007
Operating activities	$(17)	$(14)	$64
Investing activities	211	471	58
Financing activities	—	(2)	(2)
In 2009, cash flows from investing activities primarily include approximately $280 million in after-tax net proceeds upon the sale of HR Textron, partially offset by $69 million in tax payments related to the sale of the Fluid & Power business. In the fourth quarter of 2008, we received net cash proceeds from the sale of the Fluid & Power business of approximately $479 million. In 2007, cash flows from investing activities are primarily related to the realization of cash tax benefits from the Fastening Systems business. See Note 2 to the Consolidated Financial Statements for details concerning these dispositions.

Contractual Obligations
Finance Group
Due to the nature of finance companies, we believe that it is meaningful to include contractual cash receipts that we expect to receive in the future. The following table summarizes the Finance group’s liquidity position, including all managed finance receivables and both on- and off-balance sheet funding sources as of January 2, 2010, for the specified years:

	Payments/Receipts Due by Period
						2015
						and
(In millions)	2010	2011	2012	2013	2014	Thereafter	Total
Payments due: (1)
Multi-year bank lines of credit	$—	$—	$1,740	$—	$—	$—	$1,740
Term debt	1,653	437	70	596	129	142	3,027
Securitized on-balance sheet debt (2)	85	69	85	76	68	176	559
Subordinated debt	—	—	—	—	—	300	300
Securitized off-balance sheet debt (2)	—	—	—	—	—	31	31
Interest on borrowings (3)	110	75	59	43	34	84	405
Operating lease rental payments	5	4	1	1	1	—	12

Total payments due	1,853	585	1,955	716	232	733	6,074

Cash and contractual receipts: (1)(4)
Finance receivable held for investment	1,630	1,266	866	690	381	1,454	6,287
Finance receivable held for sale	260	249	197	121	76	20	923
Securitized off-balance sheet finance receivables and cash receipts (2)	—	—	—	—	—	31	31
Interest receipts on finance receivables (3)	373	272	199	144	103	165	1,256
Operating lease rental receipts	26	22	18	11	9	14	100

Total contractual receipts	2,289	1,809	1,280	966	569	1,684	8,597

Cash	144	—	—	—	—	—	144

Total cash and contractual receipts	2,433	1,809	1,280	966	569	1,684	8,741

Net cash and contractual receipts (payments)	$580	$1,224	$(675)	$250	$337	$951	$2,667

Cumulative net cash and contractual receipts	$580	$1,804	$1,129	$1,379	$1,716	$2,667

(1)	Excludes cash that may be generated by the disposal of operating lease residual assets and other assets in addition to cash that may be used to pay future income taxes, accrued interest and other liabilities.

(2)	Securitized on-balance sheet and securitized off-balance sheet debt payments are based on the contractual receipts of the underlying receivables, which are remitted into the securitization structure when and as they are received. These payments do not represent contractual obligations of the Finance group, and we do not provide legal recourse to investors who purchase interests in the securitizations beyond the credit enhancement inherent in the retained subordinate interests.

(3)	Interest payments and receipts reflect the current interest rate paid or received on the related debt and finance receivables. They do not include anticipated changes in either market interest rates or changes in borrower performance, which could have an impact on the interest rate according to the terms of the related debt or finance receivable contract.

(4)	Finance receivable receipts are based on contractual cash flows only and do not reflect any reserves for uncollectible amounts. These receipts could differ due to sales, prepayments, charge-offs and other factors, including the inability of borrowers to repay the balance of the loan at the contractual maturity date. Finance receivable receipts on the held for sale portfolio represent the contractual balance of the finance receivable and, therefore, exclude the potential negative impact from selling the portfolio at the estimated fair value.
This liquidity profile is an indicator of the Finance group’s ability to repay outstanding funding obligations, assuming contractual collection of all finance receivables, absent access to new sources of liquidity or origination of additional finance receivables. In addition, at January 2, 2010, our Finance group had $402 million in other liabilities, primarily including accounts payable and accrued expenses, that are payable within the next 12 months.

At January 2, 2010, the Finance group had $350 million of unused commitments to fund new and existing customers under revolving lines of credit, construction loans and equipment loans and leases. These commitments generally have an original duration of less than three years, and funding under these facilities is dependent on the availability of eligible collateral and compliance with customary financial covenants. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements. We also have ongoing customer relationships, including manufacturers and dealers in the distribution finance product line, which do not contractually obligate us to provide funding; however, we may choose to fund under certain of these relationships to facilitate an orderly liquidation and mitigate credit losses. Neither of these potential fundings is included as contractual obligations in the table above.
Manufacturing Group
The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of January 2, 2010, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Year
						2015
						and
(In millions)	2010	2011	2012	2013	2014	Thereafter	Total
Liabilities reflected in balance sheet:
Multi-year credit facilities	$—	$—	$1,167	$—	$—	$—	$1,167
Long-term debt	129	13	154	945	—	1,051	2,292
Interest on borrowings	150	143	129	107	80	232	841
Capital lease obligations	5	5	5	5	5	100	125
Pension benefits for unfunded plans	22	23	23	24	25	200	317
Postretirement benefits other than pensions	67	67	66	65	64	357	686
Other long-term liabilities	98	78	64	81	45	184	550
Liabilities not reflected in balance sheet:
Operating leases	60	47	42	32	26	167	374
Purchase obligations	1,381	553	264	55	27	11	2,291

Total Manufacturing group	$1,912	$929	$1,914	$1,314	$272	$2,302	$8,643

We maintain defined benefit pension plans and postretirement benefit plans other than pensions as discussed in Note 14 to the Consolidated Financial Statements. Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. Our policy for funding pension plans is to make contributions annually, consistent with applicable laws and regulations; however, future contributions to our pension plans are not included in the above table since the future cash outflows are uncertain. We expect to make contributions to our funded pension plans of approximately $20 million in 2010. Based on our current assumptions, which may change with changes in market conditions, our current contribution estimates for each of the years from 2011 through 2014 are estimated to be in the range of approximately $200 million to $400 million under the plan provisions in place at this time.
Other long-term liabilities included in the table consist primarily of undiscounted amounts in the Consolidated Balance Sheet as of January 2, 2010, representing obligations under deferred compensation arrangements and estimated environmental remediation costs. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals. The timing of cash flows associated with environmental remediation costs is largely based on historical experience. Other long-term liabilities, such as deferred taxes, unrecognized tax benefits and product liability reserves, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments.
Operating leases represent undiscounted obligations under noncancelable leases. Purchase obligations represent undiscounted obligations for which we are committed to purchase goods and services as of January 2, 2010. The ultimate liability for these obligations may be reduced based upon termination provisions included in certain purchase contracts, the costs incurred to date by vendors under these contracts or by recourse under firm contracts with the U.S. Government under normal termination clauses.

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
Allowance for Losses on Finance Receivables Held for Investment
We evaluate our allowance for losses on finance receivables held for investment based on a combination of factors. For homogeneous loan pools, we examine current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of the underlying collateral, general economic conditions and trends, and the potential impact of the lack of liquidity available to our borrowers and their customers as a result of our current decision to exit our non-captive finance business. We estimate losses will range from 0.75% to 10.0% of finance receivables held for investment depending on the specific homogeneous loan pool. For larger balance commercial loans, we also consider borrower-specific information, industry trends and estimated discounted cash flows.
Provision for losses on finance receivables held for investment is charged to income in amounts sufficient to maintain the allowance for losses on finance receivables held for investment at a level considered adequate to cover losses inherent in the owned finance receivable held for investment portfolio based on management’s evaluation and analysis of this portfolio. While management believes that its consideration of the factors and assumptions referred to above does result in an accurate evaluation of existing losses in the portfolio based on prior trends and experience, changes in the assumptions or trends within reasonable historical volatility may have a material impact on our allowance for losses on finance receivables held for investment. The allowance for losses on finance receivables held for investment currently represents 5.49% of total finance receivables held for investment. During the last five years, net charge-offs as a percentage of finance receivables held for investment have ranged from 0.38% to 1.82%.
Finance Receivables Held for Sale
Finance receivables are classified as held for sale based on the determination that we no longer intend to hold the receivables for the foreseeable future, until maturity or payoff, or there no longer is the ability to hold to maturity. Our decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to, contractual duration, type of collateral, credit strength of the borrowers, the existence of continued contractual commitments and the perceived marketability of the receivables. On an ongoing basis, these factors, combined with our overall liquidation strategy, determine which finance receivables we have the positive intent to hold for the foreseeable future and which receivables we will hold for sale.
Our current strategy is based on an evaluation of both our performance and liquidity position and changes in external factors affecting the value and/or the marketability of our finance receivables. A change in this strategy could result in a change in the classification of our finance receivables. As a result of the significant influence of economic and liquidity conditions on our business plans and strategies, and the rapid changes in these and other factors we utilize to determine which assets are classified as held for sale, we currently believe the term “foreseeable future” represents a time period of six to nine months. We also believe that unanticipated changes in both internal and external factors affecting our financial performance, liquidity position or the value and/or marketability of our finance receivables could result in a modification of this assessment. If we determine that finance receivables classified as held for sale will not be sold and we have the intent and ability to hold the finance receivables for the foreseeable future, until maturity or payoff, the finance receivables are reclassified to held for investment at the lower of cost or fair value at that time. Conversely, if we determine that there are other finance receivables that we determine we no longer intend or have the ability to hold to maturity, these receivables would be designated as held for sale, and a valuation allowance would be established at that time, if necessary. At January 2, 2010, if we had classified additional finance receivables as held for sale, a valuation allowance would likely have been required at that time based on the fair value estimates we completed for our footnote disclosure requirements. See page 68 in Note 10 to the Consolidated Financial Statements for a table where we have included the carrying value and fair value for the assets and liabilities that currently are not recorded at fair value on our balance sheet.
Finance receivables held for sale are carried at the lower of cost or fair value. At the time of transfer to the held for sale classification, we establish a valuation allowance for any shortfall between the carrying value, net of all deferred fees and costs, and fair value. Upon the initial classification to held for sale, any shortfall is recorded as a charge within special charges. In addition, any allowance for loan losses previously allocated to these finance receivables is reclassified to the valuation allowance account, which is netted with finance receivables held for sale on the balance sheet. After the valuation allowance is initially established, it is adjusted quarterly for any changes in the fair value of the receivables below the carrying value, with subsequent adjustments included in earnings within segment profit. Fair value changes can occur based on market interest rates, market liquidity and changes in the credit quality of the borrower and value of underlying loan collateral.
There are no active, quoted market prices for our finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models to estimate the exit price we expect to receive in the principal market for each type of loan in an orderly transaction, which includes the sale of both pools of similar assets and the sale of individual loans. The models we used incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of prospective purchasers combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of prospective purchasers were compared with observable market inputs, including bids from prospective purchasers, and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are rarely derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables held for sale involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants and the sale price that we may ultimately recover.
Long-Term Contracts
We make a substantial portion of our sales to government customers pursuant to long-term contracts. These contracts require development and delivery of products over multiple years and may contain fixed-price purchase options for additional products. We account for these long-term contracts under the percentage-of-completion method of accounting.
Under the percentage-of-completion method, we estimate profit as the difference between total estimated revenues and cost of a contract. We then recognize that estimated profit over the contract term based on either the costs incurred (under the cost-to-cost method, which typically is used for development effort) or the units delivered (under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances. The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion and, in some cases, includes estimates of recoveries asserted against the customer for changes in specifications. Due to the size, length of time and nature of many of our contracts, the estimation of total contract costs and revenue through completion is complicated and subject to many variables relative to the outcome of future events over a period of several years. We are required to make numerous assumptions and estimates relating to items such as expected engineering requirements, complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, manufacturing efficiencies and the achievement of contract milestones, including product deliveries.
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
Goodwill
We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of a reporting unit might be impaired. Goodwill is reviewed for potential impairment using a two-step process. In Step 1, companies are required to estimate fair value of their reporting units, which may be done using various methodologies, including the income method using discounted cash flows. If its estimated fair value exceeds its carrying value, the reporting unit is not impaired, and no further analysis is performed. Otherwise, the amount of the impairment must be determined in Step 2 of the goodwill impairment test. In Step 2, the implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.

Fair values are established primarily using discounted cash flows that incorporate assumptions for the unit’s short and long-term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, current cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. The revenue growth rates and operating margins used in our discounted cash flow analysis are based on our businesses’ strategic plans and long-range planning forecasts. The long-term growth rate we use to determine the terminal value of the business is based on our assessment of its minimum expected terminal growth rate, as well as its past historical growth and broader economic considerations such as gross domestic product, inflation and the maturity of the markets we serve. We utilize a weighted-average cost of capital in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows of each reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that an independent investor or market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.
As further discussed in Note 10 to the Consolidated Financial Statements, our annual test in the fourth quarter of 2009 resulted in an impairment charge of $80 million in the Golf & Turf reporting unit. The fair value of all the other reporting units exceeded their carrying values, and we do not believe that there is a reasonable possibility that any of these units might fail the Step 1 impairment test in the foreseeable future.
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
To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. For 2009, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 8.58%, compared with 8.66% in 2008. In 2009 and 2008, the assumed rate of return for our domestic plans, which represent approximately 88% of our total pension assets, was 8.75%. A 50-basis-point decrease in this long-term rate of return in 2009 would have resulted in a $22 million increase in pension expense for our domestic plans.
The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and increases pension expense. In 2009, the weighted-average discount rate used in calculating pension expense was 6.61% , compared with 5.99% in 2008. For our domestic plans, the assumed discount rate was 6.57% in 2009, compared with 6.0% for 2008. A 50-basis-point decrease in this discount rate in 2009 would have resulted in a $32 million increase in pension expense for our domestic plans.
The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2009 medical and prescription drug healthcare cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits. The 2009 medical rate of 7% is assumed to decrease to 5% by 2019 and then remain at that level. The 2009 prescription drug rate of 10% is assumed to decrease to 5% by 2019 and then remain at that level. See Note 14 to the Consolidated Financial Statements for the impact of a one-percentage-point change in the cost trend rate.

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
Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying tax rates expected to be enacted for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not that we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in a valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income.
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. We recognize net tax-related interest and penalties for continuing operations in income tax expense. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risks
Our financial results are affected by changes in the U.S. and foreign interest rates. As part of managing this risk, we seek to achieve a prudent balance between floating- and fixed-rate exposures. We continually monitor our mix of floating- and fixed-rate exposures and adjust the mix, as necessary, sometimes by entering into interest rate exchange agreements, based on our evaluation of internal and external factors. The Manufacturing group did not enter into any interest rate exchange agreements in 2009, and the difference between the rates received and the rates paid on interest exchange agreements did not have a material impact on interest expense in 2008 or 2007.
Our Finance group limits its risk to changes in interest rates with its strategy of matching floating-rate assets with floating-rate liabilities. This strategy includes the use of interest rate exchange agreements. At January 2, 2010, floating-rate liabilities in excess of floating-rate assets were $0.6 billion, after considering interest rate exchange agreements and the treatment of $1.4 billion of floating-rate loans with index-rate floors as fixed-rate loans. These loans have index rates that are, on average, 219 basis points above the applicable index rate (predominately the Prime rate). The Finance group has benefited from interest rate floor agreements in the recent low rate environment; however, in a rising rate environment, this benefit will dissipate until the Prime rate exceeds the floor rates embedded in these agreements. The net effect of interest rate exchange agreements designated as hedges of debt decreased interest expense for our Finance group by $56 million in 2009 and by $25 million in 2008 and increased interest expense by $25 million in 2007.
Foreign Exchange Risks
Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which our products are manufactured and/or sold. The impact of foreign exchange rate changes for 2009 and 2008 from the prior year for each period is provided below.

(In millions)	2009	2008
Impact of foreign exchange rates increased (decreased):
Revenues	$(51)	$95
Segment profit	(2)	(2)
For our manufacturing operations, we manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency-denominated assets with liabilities in the same currency so that certain exposures are naturally offset. We primarily use borrowings denominated in euro and British pound sterling for these purposes. In managing our foreign currency transaction exposures, we also enter into foreign currency forward exchange and option contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign exchange contracts and foreign currency options was approximately $1.0 billion at the end of 2009.
Quantitative Risk Measures
In the normal course of business, we enter into financial instruments for purposes other than trading. To quantify the market risk inherent in our financial instruments, we utilize a sensitivity analysis. The financial instruments that are subject to market risk (interest rate risk, foreign exchange rate risk and equity price risk) include finance receivables (excluding lease receivables), debt (excluding lease obligations), interest rate exchange agreements, foreign currency exchange contracts and marketable security price forward contracts for our common stock. We historically have utilized forward contracts for our common stock to manage the expense related to our stock-based compensation awards. On January 21, 2010, we settled our forward contract and have elected not to enter into a new contract in 2010.
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

	2009			2008
			Sensitivity of			Sensitivity of
			Fair Value			Fair Value
	Carrying	Fair	to a 10%	Carrying	Fair	to a 10%
(In millions)	Value*	Value*	Change	Value*	Value*	Change
Manufacturing group:
Foreign exchange rate risk
Debt	$(589)	$(545)	$(55)	$(653)	$(497)	$(50)
Foreign currency exchange contracts	58	58	46	(20)	(20)	72

	$(531)	$(487)	$(9)	$(673)	$(517)	$22

Equity price risk
Forward contracts for Textron Inc. stock	$7	$7	$(2)	$(98)	$(98)	$(4)
Interest rate risk
Debt	$(3,474)	$(3,762)	$(37)	$(2,438)	$(2,074)	$(10)
Finance group:
Interest rate risk
Finance receivables	$5,952	$5,494	$135	$7,325	$6,487	$210
Debt	(6,106)	(5,874)	(54)	(7,549)	(6,663)	(105)
Interest rate exchanges – debt	58	58	4	133	133	5
Interest rate exchanges – receivables	(1)	(1)	(1)	(20)	(20)	(2)

	$(97)	$(323)	$84	$(111)	$(63)	$108

*	The value represents an asset or (liability).
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

Report of Management
Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and include amounts based on management’s best estimates and judgments. Management also is responsible for establishing and maintaining adequate internal control over financial reporting for Textron Inc. as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010.
The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of January 2, 2010, as stated in its reports, which are included herein.
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

Scott C. Donnelly	Frank T. Connor
President and Chief	Executive Vice President and
Executive Officer	Chief Financial Officer

February 25, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Textron Inc.
We have audited Textron Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Textron Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 2, 2010 of Textron Inc. and our report dated February 25, 2010 expressed an unqualified opinion thereon.
Boston, Massachusetts
February 25, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Textron Inc.
We have audited the accompanying Consolidated Balance Sheets of Textron Inc. as of January 2, 2010 and January 3, 2009, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 2, 2010. Our audits also included the financial statement schedule contained on page 89. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Inc. at January 2, 2010 and January 3, 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
In 2007, Textron Inc. adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.
Boston, Massachusetts
February 25, 2010

Consolidated Statements of Operations

For each of the years in the three-year period ended January 2, 2010

(In millions, except per share data)	2009	2008	2007
Revenues
Manufacturing revenues	$10,139	$13,287	$11,520
Finance revenues	361	723	875

Total revenues	10,500	14,010	12,395

Costs, expenses and other
Cost of sales	8,468	10,583	9,099
Selling and administrative	1,344	1,606	1,545
Special charges	317	526	—
Provision for losses on finance receivables	267	234	33
Interest expense	309	448	507
Interest income	(6)	(16)	(23)
Gain on sale of assets	(50)	—	—

Total costs, expenses and other	10,649	13,381	11,161

Income (loss) from continuing operations before income taxes	(149)	629	1,234
Income tax expense (benefit)	(76)	305	368

Income (loss) from continuing operations	(73)	324	866
Income from discontinued operations, net of income taxes	42	162	51

Net income (loss)	$(31)	$486	$917

Basic earnings per share
Continuing operations	$(0.28)	$1.32	$3.47
Discontinued operations	0.16	0.65	0.20

Basic earnings per share	$(0.12)	$1.97	$3.67

Diluted earnings per share
Continuing operations	$(0.28)	$1.29	$3.40
Discontinued operations	0.16	0.65	0.20

Diluted earnings per share	$(0.12)	$1.94	$3.60

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	January 2,	January 3,
(Dollars in millions, except share data)	2010	2009
Assets
Manufacturing group
Cash and cash equivalents	$1,748	$531
Accounts receivable, net	894	894
Inventories	2,273	3,093
Other current assets	960	584
Assets of discontinued operations	58	334

Total current assets	5,933	5,436

Property, plant and equipment, net	1,968	2,088
Goodwill	1,622	1,698
Other assets	1,905	1,465

Total Manufacturing group assets	11,428	10,687

Finance group
Cash and cash equivalents	144	16
Finance receivables held for investment, net	5,865	6,724
Finance receivables held for sale	819	1,658
Other assets	684	946

Total Finance group assets	7,512	9,344

Total assets	$18,940	$20,031

Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$134	$876
Accounts payable	569	1,101
Accrued liabilities	2,027	2,609
Liabilities of discontinued operations	138	195

Total current liabilities	2,868	4,781

Other liabilities	3,127	2,926
Long-term debt	3,450	1,693

Total Manufacturing group liabilities	9,445	9,400

Finance group
Other liabilities	866	540
Deferred income taxes	136	337
Debt	5,667	7,388

Total Finance group liabilities	6,669	8,265

Total liabilities	16,114	17,665

Shareholders’ equity
$2.08 Cumulative Convertible Preferred Stock, Series A	—	2
$1.40 Convertible Preferred Dividend Stock, Series B	—	—
Common stock (277.4 million and 253.1 million shares issued, respectively, and 272.3 million and 242.0 million shares outstanding, respectively)	35	32
Capital surplus	1,369	1,229
Retained earnings	2,973	3,025
Accumulated other comprehensive loss	(1,321)	(1,422)

	3,056	2,866

Less cost of treasury shares	230	500

Total shareholders’ equity	2,826	2,366

Total liabilities and shareholders’ equity	$18,940	$20,031

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

							Accumu-
							lated
							Other	Total
	$2.08	$1.40					Compre-	Share-
	Preferred	Preferred	Common	Capital	Retained	Treasury	hensive	holders’
(In millions, except per share data)	Stock	Stock	Stock	Surplus	Earnings	Stock	Loss	Equity
Balance at December 30, 2006	$4	$6	$26	$1,786	$6,211	$(4,740)	$(644)	$2,649
Net income					917			917
Other comprehensive income:
Foreign currency translation adjustment							57	57
Deferred gains on hedge contracts							53	53
Pension adjustments							96	96
Reclassification adjustments							38	38

Total other comprehensive income								1,161

Impact of adoption of new accounting standards					(11)			(11)
Retirement of treasury shares	(2)	(6)	(10)	(770)	(4,123)	4,911		—
Stock split issued in the form of a stock dividend			16		(16)			—
Dividends declared ($0.85 per share)					(212)			(212)
Share-based compensation				41				41
Exercise of stock options				101				101
Purchases of common stock						(295)		(295)
Issuance of common stock under employee stock plans				8		38		46
Income tax impact of employee stock transactions				27				27

Balance at December 29, 2007	2	—	32	1,193	2,766	(86)	(400)	3,507

Net income					486			486
Other comprehensive loss:
Foreign currency translation adjustment							(195)	(195)
Deferred losses on hedge contracts							(73)	(73)
Pension adjustments							(803)	(803)
Reclassification adjustments							14	14
Reclassification due to sale of Fluid & Power							35	35

Total other comprehensive loss								(536)

Dividends declared ($0.92 per share)					(227)			(227)
Share-based compensation				50				50
Exercise of stock options				39				39
Purchases of common stock						(533)		(533)
Issuance of common stock under employee stock plans				(66)		119		53
Income tax impact of employee stock transactions				13				13

Balance at January 3, 2009	2	—	32	1,229	3,025	(500)	(1,422)	2,366

Net loss					(31)			(31)
Other comprehensive income:
Foreign currency translation adjustment							23	23
Deferred gains on hedge contracts							67	67
Pension adjustments							(25)	(25)
Reclassification adjustments							21	21
Pension curtailment							15	15

Total other comprehensive income								70

Dividends declared ($0.08 per share)					(21)			(21)
Share-based compensation				30				30
Purchase of convertible note hedge				(140)				(140)
Equity component of convertible debt issuance				134				134
Issuance of common stock and warrants			3	330				333
Issuance of common stock under employee stock plans				(210)		270		60
Redemption of preferred stock	(2)			1				(1)
Income tax impact of employee stock transactions				(5)				(5)

Balance at January 2, 2010	$—	$—	$35	$1,369	$2,973	$(230)	$(1,321)	$2,826

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended January 2, 2010

	Consolidated
(In millions)	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(31)	$486	$917
Income from discontinued operations	42	162	51

Income (loss) from continuing operations	(73)	324	866
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance group	—	—	—
Capital contributions paid to Finance group	—	—	—
Non-cash items:
Depreciation and amortization	409	400	322
Provision for losses on finance receivables held for investment	267	234	33
Portfolio losses on finance receivables	162	—	—
Valuation allowance on finance receivables held for sale	(15)	293	—
Goodwill and other asset impairment charges	144	191	1
Other, net	82	103	87
Deferred income taxes	(265)	(43)	(3)
Changes in assets and liabilities:
Accounts receivable, net	17	15	(38)
Inventories	803	(662)	(453)
Other assets	(152)	9	(14)
Accounts payable	(535)	276	35
Accrued and other liabilities	(20)	(110)	443
Captive finance receivables, net	177	(291)	(299)
Other operating activities, net	31	25	5

Net cash provided by operating activities of continuing operations	1,032	764	985
Net cash provided by (used in) operating activities of discontinued operations	(17)	(14)	64

Net cash provided by operating activities	1,015	750	1,049

Cash flows from investing activities
Finance receivables originated or purchased	(3,005)	(10,860)	(11,964)
Finance receivables repaid	4,011	10,630	11,059
Proceeds on receivables sales, including securitizations	594	518	917
Net cash used in acquisitions	—	(109)	(1,092)
Net proceeds from sale of businesses	—	—	(14)
Capital expenditures	(238)	(545)	(379)
Proceeds from sale of repossessed assets and properties	236	22	23
Retained interests	117	15	8
Purchase of marketable securities	—	(100)	—
Other investing activities, net	13	21	(22)

Net cash provided by (used in) investing activities of continuing operations	1,728	(408)	(1,464)
Net cash provided by investing activities of discontinued operations	211	471	58

Net cash provided by (used in) investing activities	1,939	63	(1,406)

Cash flows from financing activities
Increase (decrease) in short-term debt	(1,637)	218	(412)
Proceeds from long-term lines of credit	2,970	—	—
Payments on long-term lines of credit	(63)	—	—
Proceeds from issuance of long-term debt	918	1,461	2,226
Principal payments on long-term debt	(4,163)	(1,922)	(1,394)
Proceeds (payments) on borrowings against officers’ life insurance policies	(412)	222	—
Intergroup financing	—	—	—
Proceeds from issuance of convertible notes, net of fees paid	582	—	—
Purchase of convertible note hedge	(140)	—	—
Proceeds from issuance of common stock and warrants	333	—	—
Proceeds from option exercises	—	40	103
Excess tax benefit on stock options	—	10	24
Purchases of Textron common stock	—	(533)	(304)
Capital contributions paid to Finance group under Support Agreement	—	—	—
Capital contributions paid to Cessna Export Finance Corp.	—	—	—
Dividends paid	(21)	(284)	(154)

Net cash provided by (used in) financing activities of continuing operations	(1,633)	(788)	89
Net cash used in financing activities of discontinued operations	—	(2)	(2)

Net cash provided by (used in) financing activities	(1,633)	(790)	87

Effect of exchange rate changes on cash and cash equivalents	24	(7)	21

Net increase (decrease) in cash and cash equivalents	1,345	16	(249)
Cash and cash equivalents at beginning of year	547	531	780

Cash and cash equivalents at end of year	$1,892	$547	$531

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued

	Manufacturing Group			Finance Group
(In millions)	2009	2008	2007	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$175	$947	$772	$(206)	$(461)	$145
Income from discontinued operations	42	162	51	—	—	—

Income (loss) from continuing operations	133	785	721	(206)	(461)	145
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance group	349	142	135	—	—	—
Capital contributions paid to Finance group	(270)	(625)	—	—	—	—
Non-cash items:
Depreciation and amortization	373	360	282	36	40	40
Provision for losses on finance receivables held for investment	—	—	—	267	234	33
Portfolio losses on finance receivables	—	—	—	162	—	—
Valuation allowance on finance receivables held for sale	—	—	—	(15)	293	—
Goodwill and other asset impairment charges	144	11	1	—	180	—
Other, net	112	103	87	(30)	—	—
Deferred income taxes	(61)	51	4	(204)	(94)	(7)
Changes in assets and liabilities:
Accounts receivable, net	17	15	(38)	—	—	—
Inventories	810	(648)	(436)	—	—	—
Other assets	(157)	(21)	(43)	(5)	18	19
Accounts payable	(535)	276	35	—	—	—
Accrued and other liabilities	(183)	(56)	387	166	(54)	36
Captive finance receivables, net	—	—	—	—	—	—
Other operating activities, net	6	14	9	25	11	(4)

Net cash provided by operating activities of continuing operations	738	407	1,144	196	167	262
Net cash provided by (used in) operating activities of discontinued operations	(17)	(14)	64	—	—	—

Net cash provided by operating activities	721	393	1,208	196	167	262

Cash flows from investing activities
Finance receivables originated or purchased	—	—	—	(3,659)	(11,879)	(13,124)
Finance receivables repaid	—	—	—	4,804	11,245	11,863
Proceeds on receivables sales, including securitizations	—	—	—	644	631	994
Net cash used in acquisitions	—	(109)	(1,092)	—	—	—
Net proceeds from sale of businesses	—	—	(14)	—	—	—
Capital expenditures	(238)	(537)	(369)	—	(8)	(10)
Proceeds from sale of repossessed assets and properties	—	—	—	236	22	23
Retained interests	—	—	—	117	15	8
Purchase of marketable securities	—	—	—	—	(100)	—
Other investing activities, net	(50)	9	6	11	10	(35)

Net cash provided by (used in) investing activities of continuing operations	(288)	(637)	(1,469)	2,153	(64)	(281)
Net cash provided by investing activities of discontinued operations	211	471	58	—	—	—

Net cash provided by (used in) investing activities	(77)	(166)	(1,411)	2,153	(64)	(281)

Cash flows from financing activities
Increase (decrease) in short-term debt	(869)	867	(42)	(768)	(649)	(370)
Proceeds from long-term lines of credit	1,230	—	—	1,740	—	—
Payments on long-term lines of credit	(63)	—	—	—	—	—
Proceeds from issuance of long-term debt	595	—	348	323	1,461	1,878
Principal payments on long-term debt	(392)	(348)	(50)	(3,771)	(1,574)	(1,344)
Proceeds (payments) on borrowings against officers’ life insurance policies	(412)	222	—	—	—	—
Intergroup financing	(280)	(133)	—	280	133	—
Proceeds from issuance of convertible notes, net of fees paid	582	—	—	—	—	—
Purchase of convertible note hedge	(140)	—	—	—	—	—
Proceeds from issuance of common stock and warrants	333	—	—	—	—	—
Proceeds from option exercises	—	40	103	—	—	—

Excess tax benefit on stock options	—	10	24	—	—	—
Purchases of Textron common stock	—	(533)	(304)	—	—	—
Capital contributions paid to Finance group under Support Agreement	—	—	—	270	625	—
Capital contributions paid to Cessna Export Finance Corp.	—	—	—	40	—	—
Dividends paid	(21)	(284)	(154)	(349)	(142)	(135)

Net cash provided by (used in) financing activities of continuing operations	563	(159)	(75)	(2,235)	(146)	29
Net cash used in financing activities of discontinued operations	—	(2)	(2)	—	—	—

Net cash provided by (used in) financing activities	563	(161)	(77)	(2,235)	(146)	29

Effect of exchange rate changes on cash and cash equivalents	10	(6)	18	14	(1)	3

Net increase (decrease) in cash and cash equivalents	1,217	60	(262)	128	(44)	13
Cash and cash equivalents at beginning of year	531	471	733	16	60	47

Cash and cash equivalents at end of year	$1,748	$531	$471	$144	$16	$60

Notes to the Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Financial Statement Presentation
Our Consolidated Financial Statements include the accounts of Textron Inc. and its majority-owned subsidiaries. As discussed in Note 2, on April 3, 2009, we sold HR Textron, and in November 2008, we completed the sale of our Fluid & Power business unit. Both of these businesses have been classified as discontinued operations, and all prior period information has been recast to reflect this presentation.
Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc. consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments. The Finance group, which also is the Finance segment, consists of Textron Financial Corporation (TFC), its subsidiaries and the securitization trusts consolidated into it, along with two other finance subsidiaries owned by Textron Inc. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.
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
We have evaluated subsequent events up to the time of our filing with the Securities and Exchange Commission on February 25, 2010, which is the date that these financial statements were issued.
Use of Estimates
We prepare our financial statements in conformity with generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are used in accounting for, among other items, finance receivables, long-term contracts, inventory valuation, residual values of leased assets, allowance for credit losses on receivables, the amount and timing of future cash flows expected to be received on impaired loans, product liability, workers’ compensation, actuarial assumptions for the pension and postretirement plans, future cash flows associated with goodwill and long-lived asset valuations, and environmental and warranty reserves. Our estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and our assessments of the probable future outcomes of these matters. Actual results could differ from those estimates. Our estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statements of Operations in the period that they are determined.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.
Revenue Recognition
We generally recognize revenue for the sale of products, which are not under long-term contracts, upon delivery. For commercial aircraft, delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risk and rewards of ownership. Taxes collected from customers and remitted to government authorities are recorded on a net basis within cost of sales.
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

Long-Term Contracts — Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting. Under this method, we estimate profit as the difference between the total estimated revenues and cost of a contract. We then recognize that estimated profit over the contract term based on either the costs incurred (under the cost-to-cost method, which typically is used for development effort) or the units delivered (under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances. Revenues under all cost-reimbursement contracts are recorded using the cost-to-cost method. Revenues under fixed-price contracts generally are recorded using the units-of-delivery method; however, when the contracts provide for periodic delivery after a lengthy period of time over which significant costs are incurred or require a significant amount of development effort in relation to total contract volume, revenues are recorded using the cost-to-cost method.
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
Our Bell segment has a joint venture with The Boeing Company to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (the “V-22 Contracts”). This joint venture agreement creates contractual, rather than ownership, rights related to the V 22. Accordingly, we do not account for this joint venture under the equity method of accounting. We account for all of our rights and obligations under the specific requirements of the V-22 Contracts allocated to us under the joint venture agreement. Revenues and cost of sales reflect our performance under the V-22 Contracts with revenues recognized using the units-of-delivery method. We include all assets used in performance of the V-22 Contracts that we own, including inventory and unpaid receivables, and all liabilities arising from our obligations under the V-22 Contracts in our Consolidated Balance Sheets.
Finance Revenues — Finance revenues include interest on finance receivables, direct loan origination costs and fees received, and capital and leveraged lease earnings, as well as portfolio gains/losses. We recognize interest using the interest method to provide a constant rate of return over the terms of the receivables. We generally suspend the accrual of interest income for accounts that are contractually delinquent by more than three months. In addition, detailed reviews of loans may result in earlier suspension. We resume the accrual of interest when the loan becomes contractually current and recognize the suspended interest income at that time. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce loan principal.
Revenues on direct loan origination costs and fees received are deferred and amortized to finance revenues over the contractual lives of the respective receivables and credit lines using the interest method. When receivables are sold or prepaid, unamortized amounts are recognized in finance revenues. Portfolio gains/losses include gains/losses on the sale or early termination of finance assets and impairment charges related to repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables.
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
Finance Receivables Held for Sale
Finance receivables are classified as held for sale based on a determination that there no longer is the intent to hold the finance receivables for the foreseeable future, until maturity or payoff, or there no longer is the ability to hold the finance receivables until maturity. Our decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to, contractual duration, type of collateral, credit strength of the borrowers, the existence of continued contractual commitments and the perceived marketability of the finance receivables. On an ongoing basis, these factors, combined with our overall liquidation strategy, determine which finance receivables we have the positive intent to hold for the foreseeable future and which finance receivables we will hold for sale. Our current strategy is based on an evaluation of both our performance and liquidity position and changes in external factors affecting the value and/or marketability of our finance receivables. A change in this strategy could result in a change in the classification of our finance receivables. As a result of the significant influence of economic and liquidity conditions on our business plans and strategies, and the rapid changes in these and other factors we utilize to determine which assets are classified as held for sale, we currently believe the term “foreseeable future” represents a time period of six to nine months. We also believe that unanticipated changes in both internal and external factors affecting our financial performance, liquidity position or the value and/or marketability of our finance receivables could result in a modification of this assessment.
Finance receivables held for sale are carried at the lower of cost or fair value. At the time of transfer to held for sale classification, we establish a valuation allowance for any shortfall between the carrying value, net of all deferred fees and costs, and fair value. In addition, any allowance for loan losses previously allocated to these finance receivables is reclassified to the valuation allowance account, which is netted with finance receivables held for sale on the balance sheet. This valuation allowance is adjusted quarterly through earnings for any changes in the fair value of the finance receivables below the carrying value. Fair value changes can occur based on market interest rates, market liquidity and changes in the credit quality of the borrower and value of underlying loan collateral. If we determine that finance receivables classified as held for sale will not be sold and we have the intent and ability to hold the finance receivables for the foreseeable future, until maturity or payoff, the finance receivables are reclassified to held for investment at the lower of cost or fair value at that time.
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
Inventories
Inventories are stated at the lower of cost or estimated net realizable value. We value our inventories generally using the first-in, first-out (FIFO) method or the last-in, first-out (LIFO) method for certain qualifying inventories where LIFO provides a better matching of costs and revenues. We determine costs for our commercial helicopters on an average cost basis by model considering the expended and estimated costs for the current production release.
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
Intangible and Other Long-Lived Assets
At acquisition, we estimate and record the fair value of purchased intangible assets primarily using a discounted cash flow analysis of anticipated cash flows reflecting incremental revenues and/or cost savings resulting from the acquired intangible asset using market participant assumptions. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Approximately 35% of our gross intangible assets are amortized using the straight-line method, with the remaining assets, primarily customer agreements, amortized based on the cash flow streams used to value the asset.

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
Goodwill
We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of a reporting unit might be impaired. The reporting unit represents the operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case such component is the reporting unit. In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. Goodwill is considered to be potentially impaired when the carrying value of a reporting unit exceeds its estimated fair value. Fair values are established primarily using discounted cash flows that incorporate assumptions for the unit’s short- and long-term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, current cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. When available, comparative market multiples are used to corroborate discounted cash flow results.
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
We recognize the overfunded or underfunded status of our pension and postretirement plans in the Consolidated Balance Sheets and recognize changes in the funded status of our defined benefit plans in comprehensive income in the year in which they occur. Actuarial gains and losses that are not immediately recognized as net periodic pension cost are recognized as a component of other comprehensive (loss) income (OCI) and amortized into net periodic pension cost in future periods.
Derivative Financial Instruments
We are exposed to market risk primarily from changes in interest rates and currency exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes. To manage the volatility relating to our exposures, we net these exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices. All derivative instruments are reported at fair value in the Consolidated Balance Sheets. Designation to support hedge accounting is performed on a specific exposure basis. For financial instruments qualifying as fair value hedges, we record changes in fair value in earnings, offset, in part or in whole, by corresponding changes in the fair value of the underlying exposures being hedged. For cash flow hedges, we record changes in the fair value of derivatives (to the extent they are effective as hedges) in OCI, net of deferred taxes. Changes in fair value of derivatives not qualifying as hedges are recorded in earnings.
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
Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying tax rates expected to be enacted for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not that we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or OCI, as appropriate. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. We recognize net tax-related interest and penalties for continuing operations in income tax expense.
Note 2. Discontinued Operations
On April 3, 2009, we sold HR Textron, an operating unit previously reported within the Textron Systems segment, for $376 million in cash proceeds. The sale resulted in an after-tax gain of $8 million after final settlement and net after-tax proceeds of approximately $280 million.
In November 2008, we completed the sale of the Fluid & Power business unit and recorded an after-tax gain of $111 million. We received approximately $527 million in cash proceeds from the sale, along with a six-year note with a face value of $28 million. In connection with the final settlement of the transaction in the third quarter of 2009, we also received a five-year note with a face value of $30 million, which had no significant impact on the net gain from disposition. These notes are recorded in the Consolidated Balance Sheet net of a valuation allowance.
The HR Textron and Fluid & Power businesses met the discontinued operations criteria and have been included in discontinued operations for all periods presented in our Consolidated Financial Statements. At January 2, 2010, the assets and liabilities of our discontinued businesses primarily relate to income taxes. At January 3, 2009, the assets of our discontinued businesses included $167 million of goodwill, $66 million in inventory, $30 million in accounts receivables, $27 million in property, plant and equipment and $44 million in other assets. Liabilities of our discontinued operations at January 3, 2009 included accounts payable and accrued expenses and other liabilities, primarily related to income taxes. Upon the sale of Fluid & Power, we retained sponsorship of a defined benefit pension plan for former employees and retirees of the U.K.-based businesses. No additional benefits can be earned under this plan.
Revenue, results of operations and gains on disposal for our discontinued businesses are as follows:

(In millions)	2009	2008	2007
Revenue	$48	$796	$830

Income (loss) from discontinued operations before income taxes	(2)	63	69
Income tax expense (benefit)	(38)	12	20

Operating income from discontinued operations, net of income taxes	36	51	49
Net gain on disposals, net of income taxes	6	111	2

Income from discontinued operations, net of income taxes	$42	$162	$51

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

Note 3. Business Acquisitions, Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by segment, are as follows:

			Textron
(In millions)	Cessna	Bell	Systems	Industrial	Finance	Total
Balance at December 30, 2006	$322	$17	$311	$368	$169	$1,187
Acquisitions	—	1	857	11	—	869
Foreign currency translation	—	—	—	13	—	13
Other	—	—	(17)	—	—	(17)

Balance at December 29, 2007	322	18	1,151	392	169	2,052
Acquisitions and purchase price adjustments	—	(5)	(44)	—	—	(49)
Adjustment related to business sold	—	—	(134)	—	—	(134)
Transfers	—	17	(17)	—	—	—
Impairment	—	—	—	—	(169)	(169)
Foreign currency translation	—	—	—	(2)	—	(2)

Balance at January 3, 2009	322	30	956	390	—	1,698
Impairment	—	—	—	(80)	—	(80)
Foreign currency translation	—	—	—	2	—	2
Other	—	—	2	—	—	2

Balance at January 2, 2010	$322	$30	$958	$312	$—	$1,622

We recorded an impairment charge of $80 million in 2009 based on lower forecasted revenues and profits related to the effects of the economic recession on the Golf & Turfcare reporting unit. In 2008, based on current market conditions and the plan to downsize the Finance segment, we recorded an impairment charge of $169 million to eliminate all goodwill at the Finance segment. See Notes 10 and 12 for more information on these charges.
Acquired Intangible Assets
Our acquired intangible assets are summarized below:

		January 2, 2010			January 3, 2009
	Weighted-
	Average
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	(In years)	Amount	Amortization	Net	Amount	Amortization	Net
Customer agreements and contractual relationships	13	$407	$(77)	$330	$407	$(43)	$364
Patents and technology	10	101	(43)	58	112	(35)	77
Trademarks	19	34	(14)	20	37	(12)	25
Other	8	19	(15)	4	18	(13)	5

		$561	$(149)	$412	$574	$(103)	$471

Amortization expense totaled $52 million in 2009, $53 million in 2008 and $23 million in 2007. Amortization expense is estimated to be approximately $50 million, $49 million, $48 million, $46 million and $43 million in 2010, 2011, 2012, 2013 and 2014, respectively.
Acquisitions
On November 14, 2007, we acquired a majority ownership interest in United Industrial Corporation (UIC), a publicly held company, pursuant to a cash tender offer of $81 per share. UIC operates through its wholly owned subsidiary, AAI Corporation (AAI). AAI is a leading provider of intelligent aerospace and defense systems, including unmanned aircraft and ground control stations, aircraft and satellite test equipment, training systems and countersniper devices, and has been integrated into our Textron Systems segment. In December 2007, we completed the acquisition and obtained 100% ownership of UIC for a total cost of $1.0 billion. The results of operations for this business are included in our Consolidated Statements of Operations since the acquisition date. Pro forma information has not been included as the amounts are immaterial.

The intangible assets we acquired with UIC represent primarily customer agreements and contractual relationships with a weighted-average useful life of 13 years. We have allocated the purchase price of this business to the estimated fair value of the net tangible and intangible assets acquired, with any excess recorded as goodwill. Approximately $64 million of the goodwill is deductible for tax purposes. In 2008, the goodwill and intangible amounts were adjusted to reflect the final fair value adjustments, which resulted in a reduction of goodwill of $49 million, net of deferred taxes, and an increase in intangible assets of $14 million.
Note 4. Accounts Receivable
Accounts receivable is comprised of the following:

	January 2,	January 3,
(In millions)	2010	2009
Commercial	$470	$496
U.S. Government contracts	447	422

	917	918
Allowance for doubtful accounts	(23)	(24)

	$894	$894

We have unbillable receivables on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $170 million at January 2, 2010 and $157 million at January 3, 2009. Long-term contract receivables due from the U.S. Government exclude significant amounts billed but unpaid due to contractual retainage provisions.
Note 5. Finance Receivables and Securitizations
Our Finance group manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. We do not have a retained financial interest or credit risk in the performance of the serviced portfolio, and, therefore, performance of these portfolios is limited to billing and collection activities. A reconciliation of our managed and serviced finance receivables to finance receivables held for investment, net is provided below:

	January 2,	January 3,
(In millions)	2010	2009
Total managed and serviced finance receivables	$8,283	$12,173
Less: Nonrecourse participations sold to independent investors	765	820
Less: Third-party portfolio servicing	463	532

Total managed finance receivables	7,055	10,821
Less: Securitized receivables	30	2,248

Owned finance receivables	7,025	8,573
Less: Finance receivables held for sale	819	1,658

Finance receivables held for investment	6,206	6,915
Allowance for loan losses	(341)	(191)

Finance receivables held for investment, net	$5,865	$6,724

Finance receivables held for investment at January 2, 2010 and January 3, 2009 include approximately $629 million and $1.1 billion of receivables that have been legally sold to special purpose entities (SPE), which are consolidated subsidiaries of TFC. The assets of the SPEs are pledged as collateral for their debt, which is reflected as securitized on-balance sheet debt in Note 8. Third-party investors have no legal recourse to TFC beyond the credit enhancement provided by the assets of the SPEs.

Our finance receivables are diversified across geographic region, borrower industry and type of collateral. At January 2, 2010, 70% of our managed finance receivables were distributed throughout the U.S., compared with 77% at the end of 2008. The most significant collateral concentration was in general aviation, which accounted for 35% of managed receivables at the end of 2009 and 26% at the end of 2008. Industry concentrations in the resort and golf industries accounted for 19% and 18%, respectively, of managed receivables at January 2, 2010, compared with 13% and 16%, respectively, at the end of 2008.
Finance receivables include installment contracts, revolving loans, golf course and resort mortgages, distribution finance receivables, and finance and leveraged leases. Installment contracts and finance leases have initial terms ranging from two to 20 years and are secured by the financed equipment, and, in many instances, by the personal guarantee of the principals or recourse arrangements with the originating vendor. Installment contracts generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan. Finance leases include residual values expected to be realized at contractual maturity. Leases with no significant residual value at the end of the contractual term are classified as installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. In the contractual maturities table in the “Finance Receivables Held for Investment” section below, contractual maturities for finance leases classified as installment contracts represent the minimum lease payments, net of the unearned income to be recognized over the life of the lease. Total minimum lease payments and unearned income related to these contracts were $1.0 billion and $194 million, respectively, at January 2, 2010 and $1.2 billion and $299 million, respectively, at January 3, 2009. Minimum lease payments due under these contracts for each of the next five years are as follows: $199 million in 2010, $182 million in 2011, $147 million in 2012, $121 million in 2013 and $82 million in 2014. Minimum lease payments due under finance leases for each of the next five years are as follows: $88 million in 2010, $66 million in 2011, $41 million in 2012, $17 million in 2013 and $9 million in 2014.
Revolving loans and distribution finance receivables generally mature within one to five years, and, at times, convert to term loans that contractually amortize over an additional one to five years. Revolving loans are secured by trade receivables, inventory, plant and equipment, pools of timeshare interval resort notes receivables, finance receivable portfolios, pools of residential and recreational land loans and the underlying property, and, in many instances, by the personal guarantee of the principals. Distribution finance receivables generally are secured by the inventory of the financed distributor and include floorplan financing for third-party dealers for inventory sold by the E-Z-GO and Jacobsen businesses.
Golf course, timeshare and hotel mortgages are secured by real property and generally are limited to 75% or less of the property’s appraised market value at loan origination. Golf course mortgages have initial terms ranging from five to 10 years with amortization periods from 15 to 25 years. Golf course mortgages consist of loans with an average balance of $6 million and a weighted-average remaining contractual maturity of three years. Timeshare and hotel mortgages generally represent construction and inventory, or operating property loans with an average balance of $9 million and a weighted-average remaining contractual maturity of three years.
Leveraged leases are secured by the ownership of the leased equipment and real property and have initial terms up to approximately 30 years. Leveraged leases reflect contractual maturities net of contractual nonrecourse debt payments and include residual values expected to be realized at contractual maturity.
Finance Receivables Held for Investment
The contractual maturities of finance receivables held for investment at January 2, 2010 were as follows:

							Finance Receivables
	Contractual Maturities						Held for Investment
(In millions)	2010	2011	2012	2013	2014	Thereafter	2009	2008
Installment contracts	$383	$333	$363	$358	$261	$811	$2,509	$2,787
Revolving loans	288	430	242	131	49	43	1,183	1,208
Golf course, timeshare and hotel mortgages	209	298	176	178	63	162	1,086	1,206
Distribution finance receivables	650	125	12	4	2	—	793	647
Finance leases	102	77	79	28	5	112	403	608
Leveraged leases	(2)	3	(6)	(9)	1	326	313	459

	$1,630	$1,266	$866	$690	$381	$1,454	6,287	6,915

Allowance for credit losses and valuation allowance							(422)	(191)

							$5,865	$6,724

Finance receivables often are repaid or refinanced prior to maturity, and, in some instances, payment may be delayed or extended beyond the scheduled maturity. Accordingly, the above tabulations should not be regarded as a forecast of future cash collections. Finance receivable receipts related to distribution finance receivables and revolving loans are based on historical cash flow experience. Finance receivables held for investment include certain amounts previously classified as held for sale that have an $81 million valuation allowance.
The net investments in finance leases, excluding leases classified as installment contracts, and leveraged leases are provided below:

	January 2,	January 3,
(In millions)	2010	2009
Finance leases:
Total minimum lease payments receivable	$395	$557
Estimated residual values of leased equipment	183	259

	578	816
Less unearned income	(175)	(208)

Net investment in finance leases	$403	$608

Leveraged leases:
Rental receivable, net of nonrecourse debt	$378	$493
Estimated residual values of leased assets	152	229

	530	722
Less unearned income	(217)	(263)

Investment in leveraged leases	313	459
Deferred income taxes	(238)	(350)

Net investment in leveraged leases	$75	$109

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
The impaired finance receivables are as follows:

	January 2,	January 3,
(In millions)	2010	2009
Impaired nonaccrual finance receivables	$984	$234
Impaired accrual finance receivables	217	19

Total impaired finance receivables	$1,201	$253
Less: Impaired finance receivables without identified reserve requirements	362	71

Impaired nonaccrual finance receivables with identified reserve requirements	$839	$182

Our nonaccrual finance receivables include impaired finance receivables, as well as accounts in homogeneous loan portfolios that are not considered to be impaired but are contractually delinquent by more than three months. A summary of these finance receivables and the related allowance for losses by collateral type is as follows:

	January 2, 2010			January 3, 2009
			Allowance			Allowance
			for Losses			for Losses
		Impaired	on Impaired		Impaired	on Impaired
	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual
	Finance	Finance	Finance	Finance	Finance	Finance
Collateral Type (In millions)	Receivables	Receivables	Receivables	Receivables	Receivables	Receivables
Timeshare notes receivable*	$259	$254	$53	$78	$74	$9
General aviation aircraft	286	272	46	17	6	2
Golf course property	166	165	27	107	107	25
Resort construction/inventory	104	104	—	—	—	—
Dealer inventory	88	68	14	43	34	3
Hotels	78	78	7	—	—	—
Other	59	43	6	32	13	4

Total	$1,040	$984	$153	$277	$234	$43

*	Finance receivables collateralized primarily by timeshare notes receivable also may be collateralized by certain real estate and other assets of our borrowers.
The increase in nonaccrual finance receivables primarily is attributable to the lack of liquidity available to borrowers in the timeshare portfolio, weaker general economic conditions and depressed aircraft values. The increase in timeshare notes receivable includes one $203 million account, of which $120 million is collateralized by notes receivable and $83 million is collateralized by several resort properties, which are included in the resort construction/inventory line above.
The average recorded investment in impaired nonaccrual finance receivables was $603 million in 2009, $143 million in 2008 and $53 million in 2007. The average recorded investment in impaired accrual finance receivables amounted to $136 million in 2009, $34 million in 2008 and $31 million in 2007. Nonaccrual finance receivables resulted in the Finance segment’s revenues being reduced by $53 million, $16 million and $7 million for 2009, 2008 and 2007, respectively.
Captive and Other Intercompany Financing
Our Finance group provides financing for retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group. The captive finance receivables for these inventory sales that are included in the Finance group’s balance sheets are summarized below:

	January 2,	January 3,
(In millions)	2010	2009
Installment contracts	$1,462	$1,468
Finance leases	388	544
Distribution finance	72	33

Total	$1,922	$2,045

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

In 2009, 2008 and 2007, our Finance group paid our Manufacturing group $0.6 billion, $1.0 billion and $1.2 billion, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group. Our Cessna and Industrial segments also received proceeds in those years of $13 million, $18 million and $27 million, respectively, from the sale of equipment from their manufacturing operations to our Finance group for use under operating lease agreements. At January 2, 2010 and January 3, 2009, the amounts guaranteed by the Manufacturing group totaled $216 million and $206 million, respectively, on which the Manufacturing group had reserves for losses of $17 million and $21 million, respectively.
During the fourth quarter of 2008, the Manufacturing group utilized its commercial paper borrowings to lend cash to the Finance group, and in 2009, the Manufacturing group agreed to lend the Finance group, with interest, funds to pay down maturing debt. The interest rate on these borrowings at January 2, 2010 and January 3, 2009 was 7.00% and 4.03%, respectively. As of January 2, 2010 and January 3, 2009, the outstanding balance due to the Manufacturing group was $447 million and $133 million, respectively. These amounts are included in other current assets for the Manufacturing group and other liabilities for the Finance group in the Consolidated Balance Sheets.
Finance Receivables Held for Sale
As a result of the plan to reduce finance receivables, $1.7 billion of the owned finance receivables were classified as held for sale in December 2008. During 2009, we reclassified $878 million of finance receivables, net of a $188 million valuation allowance, from held for sale to held for investment following efforts to market the portfolios and progress made through orderly liquidation. We also reclassified $421 million of other finance receivable portfolios, net of a $43 million valuation allowance, from held for investment to held for sale as a result of unanticipated purchase inquiries. Due to the nature of these inquiries, we determined a sale of these portfolios would be consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections. During the fourth quarter of 2009, we recorded certain finance receivables previously sold to the Distribution Finance securitization in our balance sheet as discussed in the “Securitizations” section below. In connection with these finance receivables, $359 million were classified as held for sale and were sold during the quarter.
As of January 2, 2010, $819 million of owned finance receivables were classified as held for sale. Finance receivable sales accounted for a significant portion of the reduction in finance receivables held for sale, primarily related to the distribution finance and asset-based lending portfolios. We received proceeds approximating our carrying value for each of these transactions. The remaining finance receivables held for sale primarily are comprised of assets in the distribution finance, golf mortgage and asset-based lending portfolios and include $84 million of finance receivables in the golf equipment portfolio. Subsequent to year-end, in January 2010, we completed another sale of distribution finance receivables that further reduced these finance receivables by approximately $200 million and generated proceeds in excess of our carrying value.
Securitizations
During 2009, we had one significant off-balance sheet financing arrangement. The distribution finance revolving securitization trust was a master trust that purchased inventory finance receivables from the Finance group and issued asset-backed notes to investors. Approximately $1.4 billion of the outstanding notes issued by the distribution finance securitization trust were repaid through finance receivable collections. During the fourth quarter of 2009, a reduction in the pace of finance receivable collections triggered a corresponding change in required cash distributions, which provided us the ability to repurchase the finance receivables resulting in the consolidation of the securitization trust on our balance sheet. As a result, the finance receivables held by the securitization trust were recorded at their fair value of $720 million, $635 million of debt issued by the securitization trust was recorded on our balance sheet and $85 million of retained interests were removed from the balance sheet. TFC then made a capital contribution to the trust sufficient to repay its $635 million of outstanding debt; following the repayment, the remaining receivables were legally conveyed to TFC and the trust was dissolved.

Note 6. Inventories
Inventories are comprised of the following:

(In millions)	January 2, 2010	January 3, 2009
Finished goods	$735	$1,081
Work in process	1,861	1,866
Raw materials and components	613	765

	3,209	3,712
Progress/milestone payments	(936)	(619)

	$2,273	$3,093

Inventories valued by the LIFO method totaled $1.3 billion and $2.0 billion at January 2, 2010 and January 3, 2009, respectively. Had our LIFO inventories been valued at current costs, their carrying values would have been approximately $414 million and $363 million higher at those respective dates. Inventories related to long-term contracts, net of progress/milestone payments, were $366 million at January 2, 2010 and $741 million at January 3, 2009.
Note 7. Property, Plant and Equipment, Net
Our Manufacturing group’s property, plant and equipment, net are comprised of the following:

	January 2,	January 3,
(In millions)	2010	2009
Land and buildings	$1,426	$1,289
Machinery and equipment	3,208	3,235

	4,634	4,524
Accumulated depreciation and amortization	(2,666)	(2,436)

	$1,968	$2,088

Assets under capital leases totaled $218 million and $194 million and had accumulated amortization of $36 million and $30 million at the end of 2009 and 2008, respectively. Depreciation expense for the Manufacturing group totaled $317 million in 2009, $302 million in 2008 and $256 million in 2007.
We have incurred asset retirement obligations primarily related to costs to remove and dispose of underground storage tanks and asbestos materials used in insulation, adhesive fillers and floor tiles. There is no legal requirement to remove these items, and there currently is no plan to remodel the related facilities or otherwise cause the impacted items to require disposal. Since these asset retirement obligations are not estimable, there is no related liability recorded in the Consolidated Balance Sheets.

Note 8. Debt and Credit Facilities
Our debt and credit facilities are summarized below:

	January 2,	January 3,
(In millions)	2010	2009
Manufacturing group:
Short-term debt:
Commercial paper (weighted-average rate of 6.4%)	$—	$867
Current portion of long-term debt	134	9

Total short-term debt	134	876

Long-term senior debt:
Medium-term notes due 2010 to 2011 (average rate of 9.85%)	13	17
4.50% due 2010	128	250
Credit line borrowings due 2012 (weighted-average rate of 0.96%)	1,167	—
6.50% due 2012	154	300
3.875% due 2013	345	429
4.50% convertible senior notes due 2013	471	—
6.20% due 2015	350	—
5.60% due 2017	350	350
7.25% due 2019	250	—
6.625% due 2020	240	219
Other (average rate of 3.65% and 3.93%, respectively)	116	137

	3,584	1,702
Current portion of long-term debt	(134)	(9)

Total long-term debt	3,450	1,693

Total Manufacturing group debt	$3,584	$2,569

Finance group:
Commercial paper (weighted-average rate of 5.64%)	$—	$743
Other short-term debt	—	25
Medium-term fixed-rate and variable-rate notes*:
Due 2009 (weighted-average rate of 4.07%)	—	1,534
Due 2010 (weighted-average rate of 2.09% and 3.85%, respectively)	1,635	2,315
Due 2011 (weighted-average rate of 2.94% and 4.42%, respectively)	419	727
Due 2012 (weighted-average rate of 4.43%)	52	52
Due 2013 (weighted-average rate of 4.49% and 4.82%, respectively)	578	578
Due 2014 (weighted-average rate of 5.07%)	111	111
Due 2015 and thereafter (weighted-average rate of 4.07% and 4.98%, respectively)	232	41
Credit line borrowings due 2012 (weighted-average rate of 0.91%)	1,740	—
Securitized on-balance sheet debt (weighted-average rate of 1.45% and 3.09%, respectively)	559	853
6% Fixed-to-Floating Rate Junior Subordinated Notes	300	300
Fair value adjustments and unamortized discount	41	109

Total Finance group debt	$5,667	$7,388

*	Variable-rate notes totaled $1.4 billion and $2.5 billion at January 2, 2010 and January 3, 2009, respectively.
The Manufacturing group had a weighted-average interest rate on commercial paper borrowings of 4.6% and 4.3% in 2009 and 2008, respectively. The Finance group had a weighted-average interest rate on commercial paper borrowings of 4.37% and 3.63% in 2009 and 2008, respectively.

Both borrowing groups extinguished through open market repurchases an aggregate of $745 million in outstanding debt securities prior to maturity during 2009, resulting in gains of $54 million. Also in 2009, both borrowing groups completed separate cash tender offers for up to a $650 million aggregate principal amount of five separate series of outstanding debt securities with maturity dates ranging from November 2009 to June 2012. In completing these tender offers, we extinguished an aggregate of $587 million of outstanding debt securities with maturity dates ranging from 2009 to 2012 and recognized a loss of $1 million in 2009.
The following table shows required payments during the next five years on debt outstanding at January 2, 2010:

(In millions)	2010	2011	2012	2013	2014
Manufacturing group	$134	$18	$1,326	$950	$5
Finance group	1,738	506	1,895	672	197

	$1,872	$524	$3,221	$1,622	$202

On July 14, 2009, a finance subsidiary of Textron Inc. entered into a credit agreement with the Export-Import Bank of the United States that established a $500 million credit facility to provide funding to finance purchases of aircraft by non-U.S. buyers from Cessna and Bell. The facility is structured to be available for financing sales to international customers who take delivery of new aircraft by December 2010. At January 2, 2010, we had $179 million in outstanding notes under this facility that are due in 2015 and thereafter.
Our aggregate $3 billion in committed bank lines of credit historically have been in support of commercial paper and letters of credit issuances only. In February 2009, due to the unavailability of term debt and difficulty in accessing sufficient commercial paper on a daily basis, we drew the available balance from these credit facilities. Amounts borrowed under the credit facilities are due in April 2012. There were no borrowings outstanding related to these lines of credit at the end of 2008.
4.50% Convertible Senior Notes
On May 5, 2009, we issued $600 million of 4.50% Convertible Senior Notes (Convertible Notes) with a maturity date of May 1, 2013 and interest payable semiannually on May 1 and November 1. The Convertible Notes are convertible at the holder’s option, under certain circumstances, into shares of our common stock at an initial conversion rate of 76.1905 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $13.125 per share. Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of Convertible Notes with any of the three following alternatives: (1) shares of our common stock, (2) cash or (3) a combination of cash and shares of our common stock.
The Convertible Notes are convertible only under the following certain circumstances: (1) during any calendar quarter commencing after June 30, 2009 and only during such calendar quarter if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter, (2) during the five-business-day period after any 10 consecutive trading day measurement period in which the trading price per $1,000 principal amount of Convertible Notes for each day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, (3) if specified distributions to holders of our common stock are made or specified corporate transactions occur or (4) at any time on or after February 19, 2013.
Our common stock price exceeded the conversion threshold price of $17.06 per share for at least 20 trading days during the 30 consecutive trading days ended December 31, 2009. Accordingly, the notes are convertible at the holder’s option through March 31, 2010. We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash. We have continued to classify these Convertible Notes as long-term based on our intent and ability to maintain the debt outstanding for a least one year through the use of various funding sources available to us.
The net proceeds from the issuance of the Convertible Notes totaled approximately $582 million after deducting discounts, commissions and expenses. The Convertible Notes are accounted for in accordance with generally accepted accounting principles, which require us to separately account for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects our non-convertible debt borrowing rate. Accordingly, we recorded a debt discount and corresponding increase to additional paid-in capital of approximately $135 million as of the date of issuance. We are amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increases the effective interest rate of the Convertible Notes from its coupon rate of 4.50% to 11.72%. Transaction costs of $18 million were proportionately allocated between the liability and equity components.

Concurrently with the pricing of the Convertible Notes, we entered into convertible note hedge transactions with two counterparties, including an underwriter and an affiliate of an underwriter of the Convertible Notes, for purposes of reducing the potential dilutive effect upon the conversion. The initial strike price of the convertible note hedge transactions is $13.125 per share of our common stock (the same as the initial conversion price of the Convertible Notes) and is subject to certain customary adjustments. The convertible note hedge transactions cover 45,714,300 shares of common stock, subject to antidilution adjustments. We may settle the convertible note hedge transactions in shares, cash or a combination of cash and shares, at our option. The cost of the convertible note hedge transactions was $140 million, which was recorded as a reduction to additional paid-in capital. Separately and concurrently with entering into these hedge transactions, we entered into warrant transactions whereby we sold warrants to each of the hedge counterparties to acquire, subject to anti-dilution adjustments, an aggregate of 45,714,300 shares of common stock at an initial exercise price of $15.75 per share. The aggregate proceeds from the warrant transactions were $95 million, which was recorded as an increase to additional paid-in capital.
We incurred cash and non-cash interest expense of $38 million in 2009 for these Convertible Notes. As of January 2, 2010, the unamortized discount amount, including issuance costs totaled $129 million, resulting in a net carrying value of $471 million for the liability component.
Securitized On-Balance Sheet Debt
In 2008, the Finance group amended the terms of its aviation finance securitization, resulting in the consolidation of the special purpose entity. This special purpose entity holds finance receivables previously sold as well as third-party notes under a revolving credit facility. These third-party notes are reflected within securitized on-balance sheet debt.
6% Fixed-to-Floating Rate Junior Subordinated Notes
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
Financial Covenants
Under a Support Agreement, Textron Inc. is required to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. In addition, TFC has lending agreements that contain provisions restricting additional debt, which is not to exceed nine times consolidated net worth and qualifying subordinated obligations. Due to certain charges as discussed in Note 12, on December 29, 2008, Textron Inc. made a cash payment of $625 million to TFC, which was reflected as a capital contribution, to maintain compliance with the fixed charge coverage ratio required by the Support Agreement and to maintain the leverage ratio required by its credit facility. Additional cash payments of $270 million in 2009 and $75 million on January 12, 2010 were paid to TFC to maintain compliance with these covenants.
Note 9. Derivatives
Our exposure to loss from nonperformance by the counterparties to our derivative agreements at the end of 2009 is minimal. We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due. We historically have minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A. The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty. We continuously monitor our exposures to ensure that we limit our risks.
Fair Value Hedges
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

These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. At the end of 2009, we had a net deferred gain of $27 million in OCI related to these cash flow hedges. As the underlying transactions occur, we expect to reclassify a $4 million gain into earnings in the next 12 months and $23 million of gains in the following 12-month period.
Net Investment Hedges
We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. Currency effects on the effective portion of these hedges, which are reflected in the cumulative translation adjustment account within OCI, produced a $15 million after-tax loss in 2009, resulting in an accumulated net loss balance of $12 million at the end of 2009. The ineffective portion of these hedges was insignificant.
Stock-Based Compensation Hedges
We historically have managed the expense related to certain stock-based compensation awards using cash settlement forward contracts on our common stock. The use of these forward contracts modifies compensation expense exposure to changes in the stock price with the intent to reduce potential variability. Cash received or paid on the contract settlement is included in cash flows from operating activities, consistent with the classification of the cash flows on the underlying hedged compensation expense. In January 2010, we discontinued hedging our stock-based compensation awards and did not enter into any new forward contracts.
Fair Values of Derivative Instruments
The fair values of derivative instruments for the Manufacturing group are included in either other current assets or accrued liabilities in our balance sheet. For the Finance group, derivative instruments are included in either other assets or other liabilities. The notional and fair value amounts of our derivative instruments are provided below:

	Notional Amount		Asset (Liability)
(In millions)	2009	2008	2009	2008
Derivatives designated as hedging instruments
Assets
Finance group:
Interest rate exchange contracts	$1,333	$2,055	$43	$112
Cross-currency interest rate exchange contracts	161	140	18	21
Manufacturing group:
Foreign currency exchange contracts	696	30	54	2
Forward contracts for Textron Inc. stock	22	—	7	—

Total included in other current or other assets	$2,212	$2,225	$122	$135

Liabilities
Finance group:
Interest rate exchange contracts	$32	$32	$(3)	$(7)
Cross-currency interest rate exchange contracts	4	5	(1)	(1)
Manufacturing group:
Foreign currency exchange contracts	80	839	(5)	(41)
Forward contracts for Textron Inc. stock	—	130	—	(98)
Commodity contracts	—	54	—	(4)

Total included in accrued or other liabilities	$116	$1,060	$(9)	$(151)

Derivatives not designated as hedging instruments
Finance group:
Foreign currency exchange contracts	$531	$536	$(13)	$—
Interest rate exchange contracts	—	336	—	(13)
Manufacturing group:
Foreign currency exchange contracts	224	170	3	(43)

Total derivatives not designated as hedging instruments	$755	$1,042	$(10)	$(56)

For our fair value hedges, the effect of the derivative instruments is recorded in the Consolidated Statements of Operations, and the gain (loss) for each respective period is provided in the following table:

(In millions)	Gain (Loss) Location	2009	2008
Finance group
Interest rate exchange contracts	Interest expense	$(13)	$120
Interest rate exchange contracts	Finance charges	10	(7)
For our cash flow hedges, the amount of gain (loss) recognized in OCI and the amount reclassified from accumulated other comprehensive loss into income during each period is provided in the following table:

			Effective Portion of Derivative
	Amount of Gain(Loss)		Reclassified from Accumulated
	Recognized in OCI		Other Comprehensive Loss
	(Effective Portion)		into Income
(In millions)	2009	2008	Gain(Loss) Location	2009	2008
Manufacturing group
Foreign currency exchange contracts	$65	$(67)	Cost of sales	$3	$8
Forward contracts for Textron Inc. stock	6	(21)	Selling and administrative	6	9
Finance group
Interest rate exchange contracts	(4)	(5)	Interest expense	(4)	(2)
The amount of ineffectiveness on our fair value hedges is insignificant. During the third quarter of 2009, certain foreign currency exchange contracts no longer were deemed to be effective cash flow hedges resulting in a gain of $11 million. These contracts were unwound through the purchase of forward contracts directly offsetting the terms of the undesignated hedges.
We also enter into certain other foreign currency derivative instruments that do not meet hedge accounting criteria and primarily are intended to protect against exposure related to intercompany financing transactions. For these instruments, the Manufacturing group reported in selling and administrative expenses a gain of $14 million in 2009 and a loss of $49 million in 2008. Our Finance group reported a loss of $107 million and $6 million in selling and administrative expenses in 2009 and 2008, respectively, which were largely offset by gains resulting from the translation of foreign currency denominated assets and liabilities.
Note 10. Fair Values of Assets and Liabilities
We measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The assumptions that market participants would use in pricing the asset or liability (the “inputs”) are prioritized into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exist, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are utilized only to the extent that observable inputs are not available or cost-effective to obtain.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset and liability:

	January 2, 2010			January 3, 2009
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Manufacturing group
Foreign currency exchange contracts	$—	$57	$—	$—	$2	$—
Forward contracts for Textron Inc. stock	7	—	—	—	—	—
Finance group
Derivative financial instruments	—	61	—	—	133	—

Total assets	$7	$118	$—	$—	$135	$—

Liabilities
Manufacturing group
Forward contracts for Textron Inc. stock	$—	$—	$—	$98	$—	$—
Foreign currency exchange contracts	—	5	—	—	84	—
Finance group
Derivative financial instruments	—	17	—	—	21	—

Total liabilities	$—	$22	$—	$98	$105	$—

Valuation Techniques
Foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. This is observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. We record changes in the fair value of these contracts, to the extent they are effective as cash flow hedges, in OCI. If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings.
Cash settlement forward contracts are measured at fair value using the market method valuation technique. Since the input to this technique is based on the quoted price of our common stock at the measurement date, it is classified as Level 1. Gains or losses on these instruments are recorded as an adjustment to compensation expense.
The Finance group’s derivative contracts are not exchange traded. Derivative financial instruments are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of derivative assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared with a standard AA-rated counterparty; however, this had no significant impact on the valuation at the end of 2009 and 2008 as most of our counterparties are AA-rated, and the vast majority of our derivative instruments are in an asset position.

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the assets that are measured at fair value on a nonrecurring basis that had measurement adjustments in 2009 and 2008. These assets were measured using significant unobservable inputs (Level 3) and include the following at the end of each period in which they were measured at fair value:

	January 2,	January 3,
(In millions)	2010	2009
Manufacturing group
Goodwill	$61
Finance group
Finance receivables held for sale	819	$1,658
Impaired finance receivables	686	139
Other assets	126

Total assets recorded at fair value during the year	$1,692	$1,797

Goodwill — In the fourth quarter of 2009, we performed our annual goodwill impairment test using the annual operating plan for 2010 along with its long-range forecast that was submitted to management in connection with our annual strategic planning process. This information indicated a more delayed recovery from previous estimates for the Golf & Turfcare reporting unit, as the economic recovery is proceeding slower than originally anticipated. Golf membership and revenue per round of golf played have continued to decline in North America, and new course construction has been significantly delayed in the rest of the world, resulting in a negative impact to the Golf & Turfcare reporting unit’s outlook. Using discounted cash flows, we determined that the fair value of the Golf & Turfcare reporting unit had dropped to a level below its carrying value. Accordingly, we performed the required Step 2 calculation to determine the fair value of the reporting unit’s assets and liabilities in order to perform a purchase price allocation. In performing this analysis, we used assumptions that we believe a market participant would utilize in valuing the assets and liabilities of the business. Valuation methods used included the income and market approach depending on the nature of the asset/liability. Our calculation supported a goodwill amount of $61 million and required the impairment charge to reduce the carrying amount by $80 million.
Finance Receivables Held for Sale — Finance receivables held for sale are recorded at the lower of cost or fair value. Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. At January 2, 2010, finance receivables held for sale were recorded at fair value with a $104 million valuation allowance. In the fourth quarter of 2008, upon initial reclassification of these receivables to held for sale, we estimated the fair value to be $293 million less than the carrying value, net of the $44 million allowance for loan losses attributable to these portfolios. This net adjustment was recorded within special charges in 2008. See Note 5, regarding the change in classification of certain finance receivables in 2009. The majority of the finance receivables held for sale were identified at the individual loan level. Golf course, timeshare and hotel mortgages classified as held for sale were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value. The decrease in the fair value of the finance receivables held for sale was $14 million in 2009.
There are no active, quoted market prices for our finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models to estimate the exit price we expect to receive in the principal market for each type of loan in an orderly transaction, which includes both the sale of pools of similar assets and the sale of individual loans. The models we used incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of current market participants are compared with observable market inputs, including bids from prospective purchasers of similar loans and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs rarely are derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables held for sale involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants.

Impaired Finance Receivables — Finance receivable impairment is measured by comparing the expected future cash flows discounted at the finance receivable’s effective interest rate, or the fair value of the collateral if the receivable is collateral dependent, with its carrying amount. If the carrying amount is higher, we establish a reserve based on this difference. This evaluation is inherently subjective as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the underlying collateral, that may differ from actual results. Impaired nonaccrual finance receivables are included in the table above since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral. Fair values of collateral are determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. In 2009 and 2008, fair value measurements recorded on impaired finance receivables resulted in a $165 million and $63 million, respectively, charge to provision for loan losses and primarily were related to initial fair value adjustments.
Other assets — Other assets include repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables. The fair value of these assets is determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. For repossessed assets and properties, which are considered assets held for sale, if the carrying amount of the asset is higher than the estimated fair value, we record a corresponding charge to income for the difference. For operating assets received in satisfaction of troubled finance receivables, if the sum of the undiscounted cash flows is estimated to be less than the carrying value, we record a charge to income for any shortfall between estimated fair value and the carrying amount. In 2009, fair value measurements recorded on these assets resulted in a $41 million charge to Finance revenues in the Consolidated Statements of Operations.
In connection with the cancellation of the Citation Columbus development program, we recorded a $43 million impairment charge in the second quarter of 2009 to write off capitalized costs related to tooling and a partially constructed manufacturing facility, which we no longer consider to be recoverable. The fair value of the remaining assets was determined using Level 3 inputs and was less than $1 million. See Note 12 for more detail regarding these charges.
Assets and Liabilities Not Recorded at Fair Value
The carrying amounts and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	January 2, 2010		January 3, 2009
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,474)	$(3,762)	$(2,438)	$(2,074)
Finance group
Finance receivables held for investment, excluding leases	5,159	4,703	5,665	4,828
Retained interest in securitizations, excluding interest-only strips	6	6	188	178
Investment in other marketable securities	68	55	95	78
Debt	(5,667)	(5,439)	(7,388)	(6,507)
Fair value for the Manufacturing group debt is determined using market observable data for similar transactions. We utilize the same valuation methodologies to determine the fair value estimates for finance receivables held for investment as described above for finance receivables held for sale.
Investments in other marketable securities represent notes receivable issued by securitization trusts that purchase timeshare notes receivable from timeshare developers. These notes are classified as held-to-maturity and are held at cost. The estimate of fair value was based on observable market inputs for similar securitization interests in markets that currently are inactive.
In 2009 and 2008, approximately 54% and 82%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions. The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations.

Note 11. Shareholders’ Equity
Capital Stock
We have authorization for 15 million shares of preferred stock with no par value and 500 million shares of $0.125 par value common stock. In December 2009, we elected to redeem all outstanding shares of our $2.08 Cumulative Convertible Preferred Stock, Series A and our $1.40 Convertible Preferred Dividend Stock, Series B. As part of the redemption, approximately 45,600 and 21,300 shares of Series A and Series B preferred stock, respectively, were converted at the stated conversion rate (8.8 for Series A and 7.2 for Series B) into approximately 554,000 shares of common stock, and the remaining unconverted shares were paid in cash at the stated redemption rate. At the end of 2008 and 2007, we had approximately 67,000 and 72,000 shares, respectively, of Series A issued and outstanding and approximately 34,000 and 36,000 shares, respectively, of Series B issued and outstanding.
Outstanding common stock activity for the three years ended January 2, 2010 is presented below:

(In thousands)	2009	2008	2007
Beginning balance	242,041	250,061	251,192
Purchases	—	(11,649)	(5,902)
Exercise of stock options	10	1,147	3,404
Conversion of preferred stock to common stock	556	60	89
Issued to Textron Savings Plan	5,460	2,060	994
Common stock offering	23,805	—	—
Other issuances	400	362	284

Ending balance	272,272	242,041	250,061

Reserved Shares of Common Stock
At the end of 2009, common stock reserved for the conversion of convertible debt, the exercise of outstanding stock options and warrants, and the issuance of shares upon vesting of outstanding restricted stock units totaled 143 million shares. See the “4.50% Convertible Senior Notes” section in Note 8 for information on our convertible debt.
Income per Common Share
In the first quarter of 2009, we adopted the new accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. This new standard requires us to include any unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities in our basic earnings per share calculation. We have granted certain restricted stock units that are deemed participating securities under this new standard, and, as a result, prior period basic and diluted weighted-average shares outstanding have been recast to conform to the new calculation. The adoption of this standard reduced our basic and diluted earnings per share by $0.01 in 2008, and there was no impact in 2007.
We calculate basic and diluted earnings per share based on net income, which approximates income available to common shareholders for each period. Basic earnings per share is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities. Diluted earnings per share considers the dilutive effect of all potential future common stock, including convertible preferred shares, Convertible Notes, stock options and warrants and restricted stock units in the weighted-average number of common shares outstanding. The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

(In thousands)	2009	2008	2007
Basic weighted-average shares outstanding	262,923	246,208	249,792
Dilutive effect of convertible preferred shares, stock options and restricted stock units	—	4,130	5,034

Diluted weighted-average shares outstanding	262,923	250,338	254,826

In 2009, the potential dilutive effect of 8 million weighted-average shares of restricted stock units, stock options and warrants, convertible preferred stock and Convertible Notes was excluded from the computation of diluted weighted-average shares outstanding as the shares would have an antidilutive effect on the loss from continuing operations. In addition, stock options to purchase 7 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding in 2009 as the exercise prices were greater than the average market price of our common stock for those periods. These securities could potentially dilute earnings per share in the future.

Other Comprehensive Income (Loss)
The before and after-tax components of OCI are presented below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount
2007
Foreign currency translation adjustment	$44	$13	$57
Deferred gains on hedge contracts	75	(22)	53
Pension adjustments	73	23	96
Reclassification adjustments	55	(17)	38

Other comprehensive income	$247	$(3)	$244

2008
Foreign currency translation adjustment	$(210)	$15	$(195)
Deferred losses on hedge contracts	(91)	18	(73)
Pension adjustments	(1,298)	495	(803)
Reclassification due to sale of Fluid & Power	31	4	35
Reclassification adjustments	25	(11)	14

Other comprehensive loss	$(1,543)	$521	$(1,022)

2009
Foreign currency translation adjustment	$16	$7	$23
Deferred gains on hedge contracts	90	(23)	67
Pension adjustments	6	(31)	(25)
Pension curtailment	25	(10)	15
Reclassification adjustments	30	(9)	21

Other comprehensive income	$167	$(66)	$101

Accumulated Other Comprehensive Loss
The after-tax components of accumulated other comprehensive loss are presented below:

		Pension and	Deferred
	Foreign	Post-	Gains
	Currency	retirement	(Losses)
	Translation	Benefits	on Hedge
(In millions)	Adjustment	Adjustments	Contracts	Total
Balance at December 30, 2006	$125	$(779)	$10	$(644)
Other comprehensive income	57	96	53	206
Reclassification adjustments	—	58	(20)	38

Balance at December 29, 2007	182	(625)	43	(400)
Other comprehensive loss	(195)	(803)	(73)	(1,071)
Reclassification due to sale of Fluid & Power	2	33	—	35
Reclassification adjustments	—	31	(17)	14

Balance at January 3, 2009	(11)	(1,364)	(47)	(1,422)
Other comprehensive income (loss)	23	(25)	67	65
Pension curtailment	—	15	—	15
Reclassification adjustments	(2)	20	3	21

Balance at January 2, 2010	$10	$(1,354)	$23	$(1,321)

Note 12. Special Charges
Special charges include restructuring charges of $237 million and $64 million in 2009 and 2008, respectively. In 2009, special charges also includes a goodwill impairment charge of $80 million in the Industrial segment. In the fourth quarter of 2008, in connection with our decision to sell the non-captive portion of our Finance business, we incurred an initial mark-to-market adjustment of $293 million that was made when we classified certain finance receivables from held for investment to held for sale and a goodwill impairment charge in the Finance segment of $169 million, which are both included in special charges. There were no special charges in 2007.
Special charges by segment are as follows:

	Restructuring Program
		Curtailment		Contract			Total
	Severance	Charges,	Asset	Terminations	Total	Other	Special
(In millions)	Costs	Net	Impairments	and Other	Restructuring	Charges	Charges
2009
Cessna	$80	$26	$54	$7	$167	$—	$167
Finance	11	1	—	1	13	—	13
Corporate	34	—	—	1	35	—	35
Industrial	6	(4)	—	3	5	80	85
Bell	9	—	—	—	9	—	9
Textron Systems	5	2	—	1	8	—	8

	$145	$25	$54	$13	$237	$80	$317

2008
Cessna	$5	$—	$—	$—	$5	$—	$5
Finance	15	—	11	1	27	462	489
Corporate	6	—	—	—	6	—	6
Industrial	16	—	9	—	25	—	25
Textron Systems	1	—	—	—	1	—	1

	$43	$—	$20	$1	$64	$462	$526

Restructuring Program
In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company, which includes corporate and segment direct and indirect workforce reductions and streamlining of administrative overhead, and announced the exit of portions of our commercial finance business. This program was expanded in 2009 to include additional workforce reductions, primarily at Cessna, Corporate and Bell, the cancellation of the Citation Columbus development project, the streamlining and reorganization of senior management and the consolidation of certain operations at Cessna. By the end of 2010, we expect to have eliminated approximately 10, 800 positions worldwide representing approximately 25% of our global workforce since the inception of the program. As of January 2, 2010, we have terminated approximately 10,400 employees and have exited 23 leased and owned facilities and plants under this program.
We record restructuring costs in special charges as these costs are generally of a nonrecurring nature and are not included in segment profit, which is our measure used for evaluating performance and for decision-making purposes. Severance costs related to an approved restructuring program are classified as special charges unless the costs are for volume-related reductions of direct labor that are deemed to be of a temporary or cyclical nature. Most of our severance benefits are provided for under existing severance programs, and the associated costs are accrued when they are probable and estimable. Special one-time termination benefits are accounted for once an approved plan is communicated to employees that establishes the terms of the benefit arrangement, the number of employees to be terminated, along with their job classification and location, and the expected completion date.
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

Asset impairment charges include a $43 million charge recorded in the second quarter of 2009 to write off assets related to the Citation Columbus development project. Due to the prevailing adverse market conditions and after analysis of the business jet market related to the product offering, Cessna formally canceled the Citation Columbus development project in the second quarter of 2009. Cessna began this project in early 2008 for the development of an all-new, wide-bodied, eight-passenger business jet designed for international travel that would extend Cessna’s product offering as its largest business jet to date. This development project had capitalized costs related to tooling and a partially constructed manufacturing facility, of which $43 million was considered not to be recoverable.
Since the inception of the restructuring program, we have incurred the following costs through January 2, 2010:

		Curtailment		Contract
	Severance	Charges,	Asset	Terminations	Total
(In millions)	Costs	Net	Impairments	and Other	Restructuring
Cessna	$85	$26	$54	$7	$172
Finance	26	1	11	2	40
Corporate	40	—	—	1	41
Industrial	22	(4)	9	3	30
Bell	9	—	—	—	9
Textron Systems	6	2	—	1	9

	$188	$25	$74	$14	$301

An analysis of our restructuring reserve activity is summarized below:

		Curtailment		Contract
	Severance	Charges,	Asset	Terminations
(In millions)	Costs	Net	Impairments	and Other	Total
Provision in 2008	$43	$—	$20	$1	$64
Non-cash settlement	—	—	(20)	—	(20)
Cash paid	(7)	—	—	—	(7)

Balance at January 3, 2009	$36	$—	$—	$1	$37
Provision in 2009	152	25	54	13	244
Reversals	(7)	—	—	—	(7)
Non-cash settlement and loss recognition	—	(25)	(54)	—	(79)
Cash paid	(133)	—	—	(11)	(144)

Balance at January 2, 2010	$48	$—	$—	$3	$51

Severance costs generally are paid on a lump sum basis or on a monthly basis over the severance period granted to each employee and include outplacement costs, which are paid in accordance with normal payment terms. Contract termination costs generally are paid upon exiting the facility or over the remaining lease term.
The specific restructuring measures and associated estimated costs are based on our best judgment under prevailing circumstances. We believe that the restructuring reserve balance of $51 million is adequate to cover the costs presently accruable relating to activities formally identified and committed to under approved plans as of January 2, 2010 and anticipate that all actions related to these liabilities will be completed within a 12-month period. We estimate that we will incur approximately $30 million in additional pre-tax restructuring costs in 2010, most of which will result in future cash outlays. The additional costs are expected to primarily include relocation costs at Cessna as it consolidates certain operations, severance in the Cessna segment and $3 million in severance for the Finance segment. We expect that the program will be substantially completed in 2010; however, we expect to incur additional costs to exit the non-captive portion of our commercial finance business over the next two to three years, which are estimated to be within a range of $7 million to $17 million, primarily attributable to severance and retention benefits.
Other Charges
In the fourth quarter of 2009, we recorded a goodwill impairment charge of $80 million for the Golf & Turfcare reporting unit, which is part of our Industrial segment. See Note 10 for more information on this charge.
In the fourth quarter of 2008, we made a decision to exit the non-captive portion of the commercial finance business of our Finance segment, which is being effected through a combination of orderly liquidation and selected sales and is expected, depending on market conditions, to be substantially complete over the next two to three years. We recorded a pre-tax mark-to-market adjustment of $293 million against owned receivables that were classified as held for sale due to this exit plan based on our estimate of the fair value of these receivables at that time. In addition, based on market conditions and the plan to downsize the Finance segment, we recorded a $169 million impairment charge to eliminate all goodwill in the Finance segment.
Note 13. Share-Based Compensation
Our 2007 Long-Term Incentive Plan (the “Plan”) succeeds the 1999 Long-Term Incentive Plan and authorizes awards to our key employees in the form of options to purchase our shares, restricted stock, restricted stock units, stock appreciation rights, performance stock awards and other awards. Options to purchase our shares have a maximum term of 10 years and generally vest ratably over a three-year period. Restricted stock unit awards generally vest one-third each in the third, fourth and fifth year following the year of grant. These awards generally were paid in shares of common stock until the first quarter of 2009, when we began issuing restricted stock units settled in cash only; these awards vest in equal installments over five years. Since 2008, all restricted stock units have been issued with the right to receive dividend equivalents. A maximum of 12 million shares is authorized for issuance for all purposes under the Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 1999 Long-Term Incentive Plan. No more than 12 million shares may be awarded pursuant to incentive stock options, and no more than 3 million shares may be awarded pursuant to restricted stock or other “full value” awards intended to be paid in shares. The Plan also authorizes performance share units paid in cash based upon the value of our common stock. Payouts under performance share units vary based on certain performance criteria generally measured over a three-year period. The performance share units vest at the end of three years.
Through our Deferred Income Plan for Textron Executives (the “DIP”), we provide participants the opportunity to voluntarily defer up to 25% of their base salary and up to 100% of annual, long-term incentive and other compensation. Effective January 1, 2008, the maximum amount deferred for annual, long-term incentive and other compensation decreased to 80%. Elective deferrals may be put into either a stock unit account or an interest bearing account. We generally contribute a 10% premium on amounts deferred into the stock unit account. Executives who are eligible to participate in the DIP who have not achieved and/or maintained the required minimum stock ownership level are required to defer annual incentive compensation in excess of 100% of the executive’s annual target into a deferred stock unit account and are not entitled to the 10% premium contribution on the amount deferred. Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment.
Compensation costs for awards with only service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.
The compensation expense that has been recorded in net income for our share-based compensation plans is as follows:

(In millions)	2009	2008	2007
Compensation (income) expense	$81	$(78)	$150
Hedge expense (income) on forward contracts	2	100	(53)
Income tax expense (benefit)	(30)	29	(51)

Total net compensation cost included in net income	$53	$51	$46

Less net compensation costs included in discontinued operations	—	—	1

Net compensation costs included in continuing operations	$53	$51	$45

Share-based compensation costs are reflected primarily in selling and administrative expenses. Compensation expense includes approximately $9 million, $20 million and $23 million in 2009, 2008 and 2007, respectively, representing the attribution of the fair value of options issued and the portion of previously granted options for which the requisite service has been rendered.
Stock Options
The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. The weighted-average fair value of options granted per share was $2, $14 and $14 for 2009, 2008 and 2007, respectively. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on our common stock, historical volatilities and other factors. We use historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.

The weighted-average assumptions used in our Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	2009	2008	2007
Dividend yield	1%	2%	2%
Expected volatility	50%	30%	30%
Risk-free interest rate	2%	3%	5%
Expected term (in years)	5.0	5.1	5.5
The following table summarizes information related to stock option activity for the respective periods:

(In millions)	2009	2008	2007
Intrinsic value of options exercised	$—	$28	$85
Cash received from option exercises	—	40	103
Actual tax benefit realized for tax deductions from option exercises	—	10	27
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
Stock option activity under the Plan is summarized as follows:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
(Shares in thousands)	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	9,021	$38.51	9,024	$35.37	10,840	$31.88
Granted	859	6.50	1,692	53.46	1,860	45.87
Exercised	(10)	19.45	(1,147)	34.26	(3,410)	29.93
Canceled, expired or forfeited	(1,325)	36.16	(548)	41.86	(266)	36.26

Outstanding at end of year	8,545	$35.67	9,021	$38.51	9,024	$35.37

Exercisable at end of year	6,177	$35.82	5,774	$32.45	5,395	$29.63

At January 2, 2010, our outstanding options had an aggregate intrinsic value of $10 million and a weighted-average remaining contractual life of six years. Our exercisable options had no significant aggregate intrinsic value and a weighted-average remaining contractual life of five years at January 2, 2010.
Restricted Stock Units
For restricted stock units paid in stock that were issued prior to 2008, the fair value is based on the trading price of our common stock on the grant date, less required adjustments to reflect the fair value of the awards as dividends are not paid or accrued on these units until the restricted stock units vest. For restricted stock units issued in 2009 and 2008, cash dividends are paid on a quarterly basis prior to vesting. The fair value of the units paid in stock is based solely on the trading price of our common stock on the grant date. The weighted-average grant date fair value of restricted stock units paid in stock that were granted in 2008 and 2007 was approximately $53 and $45 per share, respectively. No restricted stock units paid in stock were granted in 2009.

Activity for restricted stock units paid in stock is as follows:

		Weighted-
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Outstanding at beginning of year, nonvested	2,441	$43.83
Vested	(962)	39.87
Forfeited	(329)	45.24

Outstanding at end of year, nonvested	1,150	$46.74

Share-Based Compensation Awards
The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:

(In millions)	2009	2008	2007
Subject only to service conditions:
Value of shares, options or units vested	$42	$47	$38
Intrinsic value of cash awards paid	1	10	10
Subject to performance vesting conditions:
Value of units vested	21	10	46
Intrinsic value of cash awards paid	10	40	42
Intrinsic value of amounts paid under DIP	1	3	4
As of January 2, 2010, we had not recognized $50 million of total compensation cost associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years.
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
Note 14. Retirement Plans
Our defined benefit and defined contribution plans cover substantially all of our employees. A significant number of our U.S.-based employees participate in the Textron Retirement Plan, which is designed to be a “floor-offset” arrangement with both a defined benefit component and a defined contribution component. The defined benefit component of the arrangement includes the Textron Master Retirement Plan (TMRP) and the Bell Helicopter Textron Master Retirement Plan (BHTMRP), and the defined contribution component is the Retirement Account Plan (RAP). The defined benefit component provides a minimum guaranteed benefit (or “floor” benefit). Under the RAP, participants are eligible to receive contributions from Textron of 2% of their eligible compensation but may not make contributions to the plan. Upon retirement, participants receive the greater of the floor benefit or the value of the RAP. Both the TMRP and the BHTMRP are subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

We also have domestic and foreign funded and unfunded defined benefit pension plans that cover certain of our U.S. and foreign employees. In addition, several defined contribution plans are sponsored by our various businesses. The largest such plan is the Textron Savings Plan, which is a qualified 401(k) plan subject to ERISA in which a significant number of our U.S.-based employees participate. Our defined contribution plans cost approximately $96 million in 2009, $110 million in 2008 and $82 million in 2007.
We also provide postretirement benefits other than pensions for certain retired employees in the U.S., which include healthcare, dental care, Medicare Part B reimbursement and life insurance benefits.
Periodic Benefit Cost
The components of our net periodic benefit cost and other amounts recognized in OCI are as follows:

				Postretirement Benefits
	Pension Benefits			Other than Pensions
(In millions)	2009	2008	2007	2009	2008	2007
Net periodic benefit cost:
Service cost	$116	$141	$127	$8	$8	$8
Interest cost	310	302	271	38	40	39
Expected return on plan assets	(386)	(404)	(369)	—	—	—
Amortization of prior service cost (credit)	18	19	18	(5)	(5)	(4)
Amortization of net loss	10	19	40	8	15	20
Curtailment and special termination charges	34	—	—	(5)	—	—

Net periodic benefit cost	$102	$77	$87	$44	$58	$63

Other changes in plan assets and benefit obligations recognized in OCI (including foreign exchange):
Amortization of net loss	$(10)	$(19)	$(40)	$(8)	$(15)	$(20)
Net loss (gain) arising during the year	(93)	1,329	(30)	24	(32)	(52)
Amortization of prior service credit (cost)	(48)	(19)	(18)	10	5	4
Prior service cost (credit) arising during the year	26	7	44	2	(27)	(5)

Total recognized in OCI	$(125)	$1,298	$(44)	$28	$(69)	$(73)

Total recognized in net periodic benefit cost and OCI	$(23)	$1,375	$43	$72	$(11)	$(10)

We estimate that the net loss and prior service cost for the defined benefit pension plans that will be amortized from OCI into net periodic benefit costs in 2010 will be $34 million and $23 million, respectively. The estimated net loss and prior service credit for postretirement benefits other than pensions that will be amortized from OCI into net periodic benefit costs in 2010 will be $11 million and $4 million, respectively. OCI also includes $1 million, $9 million and $13 million of amortization of net loss and prior service cost and $35 million, $12 million and $31 million of net loss and prior service costs arising during 2009, 2008 and 2007, respectively, related to discontinued operations.

Obligations and Funded Status
All of our plans are measured as of our fiscal year-end. The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

			Postretirement Benefits
	Pension Benefits		Other than Pensions
(In millions)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$5,088	$5,202	$636	$714
Service cost	116	141	8	8
Interest cost	310	302	38	40
Amendments	26	8	2	(27)
Plan participants’ contributions	—	—	5	5
Actuarial losses (gains)	(42)	(205)	22	(31)
Benefits paid	(300)	(295)	(67)	(73)
Foreign exchange rate changes	29	(52)	—	—
Curtailments	(1)	(13)	2	—

Benefit obligation at end of year	$5,226	$5,088	$646	$636

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$3,574	$5,026	$—	$—
Actual return on plan assets	473	(1,139)	—	—
Employer contributions	51	41	—	—
Benefits paid	(300)	(295)	—	—
Dispositions	(40)	—	—	—
Foreign exchange rate changes	25	(59)	—	—

Fair value of plan assets at end of year	$3,783	$3,574	$—	$—

Funded status at end of year	$(1,443)	$(1,514)	$(646)	$(636)

Amounts recognized in our balance sheets for continuing operations are as follows:

			Postretirement Benefits
	Pension Benefits		Other than Pensions
(In millions)	2009	2008	2009	2008
Non-current assets	$51	$47	$—	$—
Current liabilities	(22)	(18)	(63)	(63)
Non-current liabilities	(1,472)	(1,543)	(583)	(573)
Recognized in accumulated other comprehensive loss:
Net loss	1,851	1,844	131	115
Prior service cost (credit)	150	172	(23)	(35)
Assumptions
The weighted-average assumptions we use for our pension and postretirement plans are as follows:

				Postretirement Benefits
	Pension Benefits			Other than Pensions
	2009	2008	2007	2009	2008	2007
Net periodic benefit cost:
Discount rate	6.61%	5.99%	5.63%	6.25%	6.00%	5.66%
Expected long-term rate of return on assets	8.58%	8.66%	8.63%	—	—	—
Rate of compensation increase	4.36%	4.48%	4.45%	—	—	—
Benefit obligations at year-end:
Discount rate	6.19%	6.28%	5.99%	5.50%	6.25%	6.00%
Rate of compensation increases	4.00%	4.47%	4.44%	—	—	—

We have estimated an initial medical cost trend rate of 7% in 2009, which we assume will decrease to 5% by 2019 and then remain at that level. For the initial prescription drug cost trend rate, we have estimated a rate of 10% in 2009, which we assume will decrease to 5% by 2019 and then remain at that level. These assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefits other than pensions. A one-percentage-point change in these assumed healthcare cost trend rates would have the following effects:

	One-	One-
	Percentage-	Percentage-
	Point	Point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligations other than pensions	37	(33)
Pension Benefits
The accumulated benefit obligation for all defined benefit pension plans was $4.8 billion at January 2, 2010 and $4.7 billion at January 3, 2009, which includes $317 million and $297 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible. Pension plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

(In millions)	2009	2008
Projected benefit obligation	$5,084	$4,867
Accumulated benefit obligation	4,685	4,463
Fair value of plan assets	3,590	3,323
Pension Assets
The expected long-term rate of return on plan assets is determined based on a variety of considerations, including the established asset allocation targets and expectations for those asset classes, historical returns of the plans’ assets and other market considerations. We invest our pension assets with the objective of achieving a total rate of return, over the long term, sufficient to fund future pension obligations and to minimize future pension contributions. We are willing to tolerate a commensurate level of risk to achieve this objective based on the funded status of the plans and the long-term nature of our pension liability. Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers. All of the assets are managed by external investment managers, and the majority of the assets are actively managed. Where possible, investment managers are prohibited from owning our stock in the portfolios that they manage on our behalf.
For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives and the assets are rebalanced periodically. Our target allocation ranges are 27% to 41% for domestic equity securities; 11% to 22% for international equity securities; 11% to 42% for debt securities; 5% to 11% for private equity partnerships and 9% to 15% for real estate. For foreign plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets. The target asset allocation ranges for our foreign plans are 25% to 65% for equity securities; 25% to 53% for debt securities and 0% to 17% for real estate.

The fair value of total pension plan assets by major category and level in the fair value hierarchy, as defined in Note 10, at January 2, 2010 is as follows:

(In millions)	Level 1	Level 2	Level 3
Cash and cash equivalents	$9	$116	$—
Equity securities:
Domestic	863	409	—
International	519	220	—
Debt securities:
National, state, and local governments	—	473	—
Corporate debt	—	428	—
Asset-backed securities	—	148	—
Private equity partnerships	—	—	313
Real estate	—	—	285

Total	$1,391	$1,794	$598

Cash equivalents and equity and debt securities include co-mingled funds, which represent investments in funds offered to institutional investors that are similar to mutual funds in that they provide diversification by holding various debt and equity securities. Since these co-mingled funds are not quoted on any active market and are valued based on the relative dispersion of the underlying debt and equity investments and their individual prices at any given time, they are classified as Level 2. Debt securities are valued based on same day actual trading prices, if available. If such prices are not available, we use a matrix pricing model with historical prices, trends and other factors.
Private equity partnerships represent investments in funds, which, in turn, invest in stocks and debt securities of companies that, in most cases, are not publicly traded. These partnerships are valued using income and market methods that include cash flow projections and market multiples for various comparable companies.
Real estate includes owned properties and investments in partnerships. Owned properties are valued using certified appraisals at least every three years, which then are updated at least annually by the real estate investment manager, who considers current market trends and other available information. These appraisals generally use the standard methods for valuing real estate, including forecasting income and identifying current transactions for comparable real estate to arrive at a fair value. Real estate partnerships are valued similar to private equity partnerships, with the general partner using standard real estate valuation methods to value the real estate properties and securities held within their fund portfolios. We believe these assumptions are consistent with assumptions that market participants would use in valuing these investments.
The table below presents a reconciliation of the beginning and ending balances for fair value measurements that use significant unobservable inputs (Level 3) by major category:

	Private Equity	Real
(In millions)	Partnerships	Estate
Balance at beginning of year	$290	$394
Actual return on plan assets
Related to assets still held at reporting date	16	(117)
Related to assets sold during the period	(1)	(2)
Purchases, sales and settlements, net	8	10

Balance at end of year	$313	$285

Estimated Future Cash Flow Impact
Defined benefits under salaried plans are based on salary and years of service. Hourly plans generally provide benefits based on stated amounts for each year of service. Our funding policy is consistent with applicable laws and regulations. In 2010, we expect to contribute approximately $20 million to fund our qualified pension plans and foreign plans. We do not expect to contribute to our other postretirement benefit plans. Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions. Benefit payments do not include the Medicare Part D subsidy we expect to receive. Benefit payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2009. While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets as follows:

		Post-
		retirement	Expected
		Benefits	Medicare
	Pension	Other than	Part D
(In millions)	Benefits	Pensions	Subsidy
2010	$337	$69	$(4)
2011	342	69	(4)
2012	347	68	(4)
2013	354	67	(4)
2014	359	66	(4)
2015 - 2019	1,919	289	(15)
Note 15. Income Taxes
We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the U.S. federal, various state and non-U.S. jurisdictions. For all of our U.S. subsidiaries, we file a consolidated federal income tax return. Income (loss) from continuing operations before income taxes is as follows:

(In millions)	2009	2008	2007
U.S.	$(229)	$598	$1,090
Non-U.S.	80	31	144

Total	$(149)	$629	$1,234

Income tax expense (benefit) for continuing operations is summarized as follows:

(In millions)	2009	2008	2007
Current:
Federal	$160	$317	$328
State	17	16	20
Non-U.S.	(8)	14	51

	169	347	399

Deferred:
Federal	(238)	(61)	7
State	(22)	5	(24)
Non-U.S.	15	14	(14)

	(245)	(42)	(31)

Income tax expense (benefit)	$(76)	$305	$368

The current federal and state provisions for 2009 include $85 million of tax related to the sale of certain leverage leases in the Finance segment for which we had previously recorded significant deferred tax liabilities. The tax is expected to be paid over a period of years in accordance with a prior settlement with the Internal Revenue Service.

The following table reconciles the federal statutory income tax rate to our effective income tax rate:

	2009	2008	2007
Federal statutory income tax rate	(35.0)%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	0.4	2.3	1.0
Goodwill impairment	18.5	8.4	—
Non-U.S. tax rate differential	(13.5)	(5.7)	(0.5)
Valuation allowance on contingent receipts	(7.3)	(0.5)	—
Research credit	(4.7)	(1.9)	(0.8)
Unrecognized tax benefits and related interest	(4.1)	3.4	1.2
Change in status of subsidiary	(3.6)	5.0	—
Manufacturing deduction	(3.1)	(2.8)	(1.6)
Equity hedge loss (income)	0.5	6.2	(1.5)
Other, net	0.9	(0.8)	(3.0)

Effective income tax rate	(51.0)%	48.6%	29.8%

The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and non-U.S. tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. If we do not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized.
Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.
Our unrecognized tax benefits represent tax positions for which reserves have been established. Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits. A reconciliation of our unrecognized tax benefits, excluding accrued interest, is as follows:

	January 2,	January 3,
(In millions)	2010	2009
Balance at beginning of year	$324	$367
Additions for tax positions related to current year	9	24
Additions for tax positions of prior years	11	4
Reductions for tax positions of prior years	(43)	(71)
Reductions for expiration of statute of limitations	(1)	—
Reductions for settlements with tax authorities	(6)	—

Balance at end of year	$294	$324

At January 2, 2010 and January 3, 2009, approximately $208 million and $210 million, respectively, of these unrecognized tax benefits, if recognized, would favorably affect our effective tax rate in any future period. The remaining $86 million and $114 million, respectively, in unrecognized tax benefits are related to discontinued operations. Unrecognized tax benefits were reduced in 2009 and 2008 primarily due to the sale of CESCOM assets and the HR Textron and Fluid & Power sales. We do not expect the amount of the unrecognized tax benefits disclosed above to change significantly over the next 12 months.
In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Belgium, Canada, Germany, Japan, the United Kingdom and the U.S. With few exceptions, we no longer are subject to U.S. federal, state and local income tax examinations for years before 1997 and no longer are subject to non-U.S. income tax examinations in our major jurisdictions for years before 2004.

During 2009, 2008 and 2007, we recognized net tax-related interest totaling approximately $12 million, $31 million and $20 million, respectively, in the Consolidated Statements of Operations. At January 2, 2010 and January 3, 2009, we had a total of $114 million and $102 million, respectively, of net accrued interest included in our Consolidated Balance Sheets.
The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities were as follows:

	January 2,	January 3,
(In millions)	2010	2009
Deferred tax assets:
Obligation for pension and postretirement benefits	$767	$826
Accrued expenses*	219	217
Deferred compensation	197	194
Allowance for credit losses	146	90
Valuation allowance on finance receivables held for sale	71	135
Loss carryforwards	60	63
Foreign currency translation adjustment	41	31
Other, net	225	156

Total deferred tax assets	1,726	1,712
Valuation allowance for deferred tax assets	(210)	(175)

	$1,516	$1,537

Deferred tax liabilities:
Leasing transactions	$(468)	$(601)
Amortization of goodwill and other intangibles	(147)	(157)
Property, plant and equipment, principally depreciation	(115)	(99)
Inventory	(7)	(31)
Change in status of non-U.S. subsidiary	—	(22)

Total deferred tax liabilities	(737)	(910)

Net deferred tax asset	$779	$627

*	Accrued expenses includes warranty and product maintenance reserves, self-insured liabilities, interest and restructuring charges.
The valuation allowance against our deferred tax assets is due to the uncertainty of realizing the related benefits. Deferred tax liabilities decreased in 2009 primarily due to the sale of certain leverage leases in the Finance segment.
The following table presents the breakdown between current and long-term net deferred tax assets:

	January 2,	January 3,
(In millions)	2010	2009
Current	$315	$266
Non-current	600	698

	915	964

Finance group’s net deferred tax liability	(136)	(337)

Net deferred tax asset	$779	$627

We have net operating loss and credit carryforwards at the end of each year as follows:

	January 2,	January 3,
(In millions)	2010	2009
Non-U.S. net operating loss carryforwards with no expiration	$157	$154
Non-U.S. net operating loss carryforwards expiring through 2024	18	34
State credit carryforwards beginning to expire in 2018	11	14

The undistributed earnings of our non-U.S. subsidiaries approximated $335 million at January 2, 2010. We consider the undistributed earnings, on which taxes previously have not been provided, to be indefinitely reinvested; therefore, tax is not provided on these earnings. It is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.
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
ARH Program Termination
On October 16, 2008, we received notification from the U.S. Department of Defense that it would not certify the continuation of the Armed Reconnaissance Helicopter (ARH) program to Congress under the Nunn-McCurdy Act, resulting in the termination of the program for the convenience of the government. The ARH program included a development phase, covered by the System Development and Demonstration (SDD) contract, and a production phase. We submitted our claim for the termination costs for the SDD contract in October 2009 and believe that these costs are fully recoverable from the U.S. Government.
Prior to termination of the program, we obtained inventory and incurred vendor obligations for long-lead time materials related to the anticipated Low Rate Initial Production (LRIP) contracts to maintain the program schedule based on our belief that the LRIP contracts would be awarded. We have since terminated these vendor contracts and are negotiating to settle our termination obligations. In October 2009, we filed a claim with the U.S. Government to request reimbursement of costs expended in support of the LRIP program. On December 17, 2009, we received a decision from the Contracting Officer of the Department of the Army that denied this claim in its entirety. We plan to appeal this decision in the first quarter of 2010. At January 2, 2010, our reserves related to this program totaled $50 million, which we believe are adequate to cover our exposure.
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
Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $43 million to $173 million. At January 2, 2010, environmental reserves of approximately $77 million have been established to address these specific estimated potential liabilities, including $18 million for sites related to our discontinued operations. We estimate that we will likely pay our accrued environmental remediation liabilities over the next five to 10 years and have classified $15 million as current liabilities. Expenditures to evaluate and remediate contaminated sites for continuing operations approximated $7 million, $15 million and $7 million in 2009, 2008 and 2007, respectively, and discontinued operations expenditures totaled $4 million and $2 million in 2009 and 2008, respectively.

Leases
Rental expense approximated $100 million in 2009, $106 million in 2008 and $100 million in 2007. Future minimum rental commitments for noncancelable operating leases in effect at January 2, 2010 approximated $65 million for 2010, $51 million for 2011, $43 million for 2012, $33 million for 2013, $27 million for 2014 and a total of $167 million thereafter.
Loan Commitments
At January 2, 2010, the Finance group had $350 million of unused commitments to fund new and existing customers under revolving lines of credit, construction loans and equipment loans and leases. These commitments generally have an original duration of less than three years, and funding under these facilities is dependent on the availability of eligible collateral and compliance with customary financial covenants. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements. We also have ongoing customer relationships, including manufacturers and dealers in the distribution finance product line, which do not contractually obligate us to provide funding; however, we may choose to fund under certain of these relationships to facilitate an orderly liquidation and mitigate credit losses.
Note 17. Research and Development
Company-funded and customer-funded research and development costs are as follows:

(In millions)	2009	2008	2007
Company-funded	$401	$465	$358
Customer-funded	443	501	446

Total research and development	$844	$966	$804

Our customer-funded research and development costs primarily are related to U.S. Government contracts, including development contracts for the V-22, H-1, Intelligent Battlefield Systems and the Unmanned Aircraft System, and, prior to termination, the ARH and VH-71.
Note 18. Guarantees and Indemnifications
During 2009, we entered into contracts to sell used aircraft that entitle the customer to resell the aircraft back to us at predetermined values ranging from 80% to 100% of the customer’s purchase price for a limited period of time, generally not exceeding 24 months for used aircraft and 36 months for used fractional share interests. Revenue recognition on these sales has been deferred and totaled $186 million at January 2, 2010.
In connection with the disposition of certain businesses, we indemnified the purchasers for remediation costs related to pre-existing environmental conditions to the extent they exist at the sold locations and certain retained litigation matters. In addition, we have other obligations arising from sales of businesses, including representations and warranties and related indemnities for tax and employment matters. We have estimated the fair value of uncapped indemnifications at approximately $21 million, which is reflected as a liability in our Consolidated Balance Sheet. The maximum potential payment cannot be determined for these uncapped indemnifications, while the maximum potential payment related to capped obligations is $17 million. The fair value of the capped obligations is estimated to be insignificant. At January 2, 2010, we did not believe there were any capped or uncapped matters that could have a significant adverse effect on our financial position, results of operations or liquidity. During 2009 and 2008, we incurred approximately $5 million and $2 million, respectively, in environmental remediation costs related to these guarantees.
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
In June 2009, we received notification that the VH-71 helicopter program was terminated for convenience by the U.S. Government, and the related performance guarantee was canceled in October 2009.

Warranty and Product Maintenance Contracts
We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years. We estimate the costs that may be incurred under warranty programs and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect this liability include the number of products sold, historical and anticipated rates of warranty claims, and cost per claim. We assess the adequacy of our recorded warranty and product maintenance liabilities periodically and adjust the amounts as necessary. Additionally, we may establish warranty liabilities related to the issuance of aircraft service bulletins for aircraft no longer covered under the limited warranty programs.
Changes in our warranty and product maintenance liability are as follows:

(In millions)	2009	2008	2007
Accrual at beginning of year	$278	$313	$308
Provision	174	189	188
Settlements	(217)	(194)	(177)
Adjustments to prior accrual estimates*	28	(26)	(15)
Acquisitions and related adjustments	—	(4)	9

Accrual at end of year	$263	$278	$313

*	Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.
Note 19. Supplemental Cash Flow and Other Information
Supplemental Cash Flow Information
We have made the following cash payments:

(In millions)	2009	2008	2007
Interest paid:
Manufacturing group	$116	$139	$114
Finance group	171	310	388
Taxes paid, net of refunds received:
Manufacturing group	49	346	307
Finance group	(75)	52	48
Discontinued operations	156	15	(75)
Cash paid for interest by the Manufacturing group includes amounts paid to our Finance group of $1 million and $2 million in 2008 and 2007, respectively. Cash paid for interest by the Finance group includes amounts paid to the Manufacturing group of $3 million in both 2009 and 2008.
Accrued Liabilities
The accrued liabilities of our Manufacturing group are summarized below:

	January 2,	January 3,
(In millions)	2010	2009
Customer deposits	$791	$992
Warranty and product maintenance contracts	263	278
Salaries, wages and employer taxes	244	300
Postretirement benefits other than pension	85	82
Deferred revenue	72	140
Forward contract on Textron Inc. stock	—	98
Foreign exchange rate forward contracts, net	5	84
Other	567	635

Total accrued liabilities	$2,027	$2,609

Note 20. Segment and Geographic Data
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
Bell products include military and commercial helicopters, tiltrotor aircraft and related spare parts for U.S. and non-U.S. governments in the defense and aerospace industries and general aviation markets.
Textron Systems products include armored security vehicles, advanced marine craft, precision weapons, airborne and ground-based surveillance systems and services, the Unmanned Aircraft System, training and simulation systems and countersniper devices, intelligence and situational awareness software for U.S. and non-U.S. governments in the defense and aerospace industries, and general aviation markets.
Industrial products and markets include the following:
•	Kautex products include blow-molded fuel systems, marketed primarily to automobile original equipment manufacturers, as well as bottles and plastic containers for various uses;
•	Greenlee products include powered equipment, electrical and fiber optic assemblies, principally used in the electrical construction and maintenance, plumbing, wiring, telecommunications and data communications industries; and
•	E-Z-GO and Jacobsen products include golf cars, specialized turf-care vehicles that are marketed primarily to golf courses, resort communities, municipalities, sporting venues, and commercial and industrial users.
Finance provided secured commercial loans and leases primarily in North America to the aviation, golf equipment, asset-based lending, distribution finance, golf mortgage, hotel, structured capital and timeshare markets through the fourth quarter of 2008, when we announced a plan to exit the non-captive portion of the commercial finance business of the segment, while retaining the captive portion of the business that supports customer purchases of products that we manufacture.
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
Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit (Loss)
(In millions)	2009	2008	2007	2009	2008	2007
Cessna	$3,320	$5,662	$5,000	$198	$905	$865
Bell	2,842	2,827	2,581	304	278	144
Textron Systems	1,899	1,880	1,114	240	251	174
Industrial	2,078	2,918	2,825	27	67	173
Finance	361	723	875	(294)	(50)	222

	$10,500	$14,010	$12,395	475	1,451	1,578

Special charges				(317)	(526)	—
Corporate expenses and other, net				(164)	(171)	(257)
Interest expense, net for Manufacturing group				(143)	(125)	(87)

Income (loss) from continuing operations before income taxes				$(149)	$629	$1,234

Revenues by product type within each segment are summarized below:

	Revenues
(In millions)	2009	2008	2007
Cessna: Fixed-wing aircraft	$3,320	$5,662	$5,000
Bell: Rotor aircraft	2,842	2,827	2,581
Textron Systems: Armored vehicles, advanced military systems and piston aircraft engines	1,899	1,880	1,114
Industrial:
Fuel systems and functional components	1,287	1,763	1,723
Powered tools, testing and measurement equipment and other	300	435	426
Golf and turf-care products	491	720	676
Finance	361	723	875

	$10,500	$14,010	$12,395

Our revenues included sales to the U.S. Government of approximately $3.3 billion in 2009, $3.2 billion in 2008 and $2.4 billion in 2007, primarily in the Bell and Textron Systems segments.
Other information by segment is provided below:

	Assets
(In millions)	2009	2008
Cessna	$2,427	$2,955
Bell	2,059	2,167
Textron Systems	1,973	2,077
Industrial	1,623	1,788
Finance	7,512	9,344
Corporate	3,288	1,366
Discontinued operations	58	334

	$18,940	$20,031

	Capital Expenditures			Depreciation and Amortization
(In millions)	2009	2008	2007	2009	2008	2007
Cessna	$65	$285	$163	$115	$105	$86
Bell	101	138	78	83	71	59
Textron Systems	31	34	33	85	85	41
Industrial	38	69	83	76	83	79
Finance	—	8	10	36	40	40
Corporate	3	11	12	14	16	17

	$238	$545	$379	$409	$400	$322

Geographic Data
Presented below is selected financial information of our continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2009	2008	2007	2009	2008
United States	$6,563	$8,609	$7,710	$1,594	$1,701
Europe	1,625	2,601	2,361	238	246
Canada	344	431	434	82	82
Latin America and Mexico	815	1,131	845	19	18
Asia and Australia	553	753	622	56	65
Middle East and Africa	600	485	423	—	—

	$10,500	$14,010	$12,395	$1,989	$2,112

*	Revenues are attributed to countries based on the location of the customer.

**	Property, plant and equipment, net are based on the location of the asset.

Quarterly Data (a)

(Unaudited)	2009				2008
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues
Cessna	$769	$871	$825	$855	$1,246	$1,501	$1,418	$1,497
Bell	742	670	628	802	574	698	702	853
Textron Systems	418	477	502	502	519	467	441	453
Industrial	475	508	523	572	753	841	726	598
Finance	122	86	71	82	214	177	184	148

Total revenues	$2,526	$2,612	$2,549	$2,813	$3,306	$3,684	$3,471	$3,549

Segment profit
Cessna	$90	$48	$32	$28	$207	$262	$238	$198
Bell	69	72	79	84	53	68	63	94
Textron Systems	52	55	68	65	67	60	67	57
Industrial	(9)	12	6	18	41	44	6	(24)
Finance	(66)	(99)	(64)	(65)	42	13	18	(123)

Total segment profit	136	88	121	130	410	447	392	202
Special charges (b)	(32)	(129)	(42)	(114)	—	—	—	(526)
Corporate expenses and other, net	(35)	(45)	(44)	(40)	(41)	(43)	(39)	(48)
Interest expense, net for Manufacturing group	(28)	(34)	(40)	(41)	(30)	(29)	(32)	(34)
Income tax benefit (expense)	2	58	11	5	(114)	(125)	(116)	50

Income (loss) from continuing operations	43	(62)	6	(60)	225	250	205	(356)
Income (loss) from discontinued operations, net of income taxes	43	4	(2)	(3)	6	8	1	147

Net income (loss)	$86	$(58)	$4	$(63)	$231	$258	$206	$(209)

Basic earnings per share
Continuing operations	$0.18	$(0.23)	$0.02	$(0.22)	$0.90	$1.00	$0.85	$(1.47)
Discontinued operations	0.17	0.01	(0.01)	(0.01)	0.03	0.03	—	0.61

Basic earnings per share	$0.35	$(0.22)	$0.01	$(0.23)	$0.93	$1.03	$0.85	$(0.86)

Basic average shares outstanding (In thousands)	243,988	264,091	271,224	272,168	249,315	250,039	243,753	242,150

Diluted earnings per share (c)
Continuing operations	$0.18	$(0.23)	$0.02	$(0.22)	$0.88	$0.98	$0.83	$(1.47)
Discontinued operations	0.17	0.01	(0.01)	(0.01)	0.03	0.03	—	0.61

Diluted earnings per share	$0.35	$(0.22)	$0.01	$(0.23)	$0.91	$1.01	$0.83	$(0.86)

Diluted average shares outstanding (In thousands)	244,956	264,091	278,429	272,168	254,500	254,580	247,182	242,150

Segment profit margins
Cessna	11.7%	5.5%	3.9%	3.3%	16.6%	17.4%	16.8%	13.2%
Bell	9.3	10.7	12.6	10.5	9.2	9.7	9.0	11.0
Textron Systems	12.4	11.5	13.5	12.9	12.9	12.8	15.2	12.6
Industrial	(1.9)	2.4	1.1	3.1	5.4	5.2	0.8	(4.0)
Finance	(54.1)	(115.1)	(90.1)	(79.3)	19.6	7.3	9.8	(83.1)

Segment profit margin	5.4%	3.4%	4.7%	4.6%	12.4%	12.1%	11.3%	5.7%

Common stock information (c)
Price range: High	$16.52	$14.37	$20.99	$21.00	$71.69	$65.52	$49.90	$32.31
Low	$3.57	$7.13	$8.51	$17.55	$47.50	$47.03	$28.43	$10.09
Dividends per share	$0.02	$0.02	$0.02	$0.02	$0.23	$0.23	$0.23	$0.23

(a)	In the first quarter of 2009, we sold HR Textron, and in the third quarter of 2008, we completed the sale of our Fluid & Power business. Both of these businesses have been reclassified into discontinued operations, and all periods presented have been recast to reflect this presentation.

(b)	Special charges in 2009 include restructuring charges of $237 million, primarily related to severance and asset impairment charges, and an $80 million goodwill impairment charge in the Industrial segment. Special charges in the fourth quarter of 2008 include restructuring charges of $64 million and charges related to strategic actions taken at the Finance segment totaling $462 million. During the fourth quarter of 2008, we announced our plans to exit portions of our commercial finance business. As a result, we recorded an impairment charge of $169 million for unrecoverable goodwill and designated a portion of our finance receivables as held for sale, resulting in an initial pre-tax mark-to-market adjustment of $293 million.

(c)	For the second and fourth quarters of 2009 and the fourth quarter of 2008, the diluted earnings per share average share base excludes potential common shares (convertible preferred stock, convertible debt and related warrants, stock options and restricted stock units) due to their antidilutive effect resulting from the net loss.

Schedule II — Valuation and Qualifying Accounts

(In millions)	2009	2008	2007
Manufacturing Group
Allowance for doubtful accounts
Balance at beginning of year	$24	$29	$29
Charged to costs and expenses	8	5	3
Deductions from reserves*	(9)	(10)	(3)

Balance at end of year	$23	$24	$29

Reserves for recourse liability to Finance group
Balance at beginning of year	$21	$22	$39
Charged to costs and expenses	6	5	2
Cash paid	(9)	(1)	(20)
Net deductions from reserves*	(1)	(5)	1

Balance at end of year	$17	$21	$22

Inventory FIFO reserves
Balance at beginning of year	$114	$81	$68
Charged to costs and expenses	126	65	33
Deductions from reserves*	(82)	(32)	(20)

Balance at end of year	$158	$114	$81

Finance Group
Allowance for losses on finance receivables held for investment
Balance at beginning of year	$191	$89	$93
Provision for losses	267	234	33
Transfer to valuation allowance for finance receivables held for sale	(2)	(44)	—
Deductions from reserves*	(115)	(88)	(37)

Balance at end of year	$341	$191	$89

*	Deductions primarily include uncollectible accounts written off (less recoveries), inventory disposals and currency translation adjustments.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures — We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Report of Management — See page 41.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — See page 42.

Changes in Internal Controls — There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 23, 2010, the Organization and Compensation Committee of the Board of Directors of Textron Inc. approved the design of the annual and long-term incentive compensation program for 2010 with respect to Textron Inc.’s executive officers, including grant levels under these arrangements, as well as the mix of grant type and the type of metrics to be used for performance goals for 2010 and for the 2010-2012 performance share unit cycle. The Committee also set applicable targets for the metrics used. Other than as described herein, awards of stock options, restricted stock units and performance share units operate on substantially the same terms as those granted in prior years.
Annual Incentive Compensation
Incentive payments to executive officers for 2010 under the Textron Inc. Short-Term Incentive Plan (As amended and restated effective July 25, 2007) will be based on the following:
•	Achievingefficiencytarget: 50% cash
•	Achieving earnings target: 45%
•	Achieving workforce diversity target: 5%
“Cash efficiency” will be based (i) fifty percent (50%) upon goals relating to net targeted finance receivable liquidations by Textron Financial Corporation versus prescribed loss ratios, and (ii) fifty percent (50%) upon targets relating to manufacturing cash flow.
Target payouts for the named executive officers range from 65% to 120% of the executive’s base salary. The amount actually paid generally can range from zero, if the threshold level of actual performance relating to target performance objectives is not achieved, to no more than twice the target award level. Payouts are made in cash following review and certification of performance results by the Committee.
Long-Term Incentive Compensation
For 2010 awards under the Textron Inc. 2007 Long-Term Incentive Plan (amended and restated as of May 1, 2007), as amended, the mix of grant types will be redistributed such that 30% of the grant value for each executive officer will be awards in the form of stock options, 30% in the form of restricted stock units and 40% in the form of performance share units.
Restricted stock units awarded in 2010 to executive officers will vest in equal installments over five years and will be settled in cash upon vesting. These awards will also receive dividend equivalent payments on a quarterly basis prior to vesting.
Performance share units granted for the 2010-2012 cycle will be based 50% on achievement of earnings targets and 50% on cash efficiency targets. The maximum payout on performance share units will be 150%.
Failure to attain a minimum earnings performance level will result in the failure to earn any performance share units related to the earnings portion of the award with respect to the related year. Attainment between the minimum and maximum earnings goals will result in earning a portion of the performance share units related to the earnings portion of the award as defined by a pre-established mathematical formula. The Committee may determine an award less than that determined by the formula but may not determine an award more than that derived by the formula.
The cash efficiency metric for the performance share units will work similarly to the earnings metric, provided that no performance share units will be earned unless a minimum level of performance is achieved and a portion of the units will be earned if performance is between the minimum and maximum according to a mathematical formula.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information appearing under “ELECTION OF DIRECTORS — Audit Committee,” “— Nominees for Director,” “— Directors Continuing in Office,” “— Corporate Governance,” “— Code of Ethics” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2010 is incorporated by reference into this Annual Report on Form 10-K.
Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information appearing under “ELECTION OF DIRECTORS — Compensation of Directors,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2010 is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION — Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2010 is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information appearing under “ELECTION OF DIRECTORS — Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2010 is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2010 is incorporated by reference into this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements and Schedules — See Index on Page 40.

Exhibits

3.1	Restated Certificate of Incorporation of Textron as filed January 29, 1998. Incorporated by reference to Exhibit 3.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

3.2	Amended and Restated By-Laws of Textron Inc. Incorporated by reference to Exhibit 3.1 to Textron’s Current Report on Form 8-K filed December 4, 2009.

4.1A	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).

4.1B	First Supplemental Indenture dated November 16, 2006, between Textron Financial Corporation and U.S. Bank National Association (successor trustee to Sun Trust Bank) to Indenture dated as of December 9, 1999. Incorporated by reference to Exhibit 4.3 of Textron Financial Corporation’s Form S-3 (File No. 333-138755).

4.1C	Form of Medium-Term Note of Textron Financial Corporation. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

4.2A	Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-108464).

4.2B	First Supplemental Indenture, dated November 16, 2006, between Textron Financial Canada Funding Corp., Textron Financial Corporation and U.S. Bank National Association (successor trustee to Sun Trust Bank) to Indenture dated November 30, 2001. Incorporated by reference to Exhibit 4.4 of Textron Financial Corporation’s Form S-3 (File No. 333-138755).

4.2C	Form of Medium-Term Note of Textron Financial Canada Funding Corp. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

4.3	Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Registration Statement on Form 10 (File No. 0-27559).

NOTE:	Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

NOTE:	Exhibits 10.1 through 10.21 below are management contracts or compensatory plans, contracts or agreements.

10.1A	Textron Inc. 2007 Long-Term Incentive Plan (amended and restated as of May 1, 2007). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1B	Amendment No.1 to Textron Inc. 2007 Long-Term Incentive Plan (amended and restated as of May 1, 2007), effective July 23, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008.

10.1C	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1D	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1E	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1F	Form of Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

10.1G	Form of Cash-Settled Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.1G to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.1H	Form of Performance Share Unit Grant Agreement. Incorporated by reference to Exhibit 10.1H to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.1I	Performance Factors for Executive Officers for Performance Share Units under Textron Inc. 2007 Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.2 to Textron’s Current Report on Form 8-K filed January 29, 2008.

10.1J	Performance Factors for Executive Officers for Performance Share Units granted in 2009 under Textron Inc. 2007 Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.2 to Textron’s Current Report on Form 8-K filed January 23, 2009.

10.1K	Form of Performance Cash Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009.

10.2A	Textron Inc. Short-Term Incentive Plan (As amended and restated effective July 25, 2007). Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.2B	Objectives for Executive Officers under Textron Inc. Short-Term Incentive Plan. Incorporated by reference to Exhibit 99.1 to Textron’s Current Report on Form 8-K filed January 23, 2009.

10.3A	Textron Inc. 1999 Long-Term Incentive Plan for Textron Employees (Amended and Restated Effective July 25, 2007). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.3B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.3C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.3D	Form of Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.4	Textron Spillover Savings Plan, effective January 1, 2009, including Appendix A, Defined Contribution Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.5 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.5	Textron Spillover Pension Plan, As Amended and Restated Effective January 1, 2009, including Appendix A (as amended and restated effective January 1, 2009), Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007). Incorporated by reference to Exhibit 10.6 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.6	Supplemental Retirement Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2009, including Appendix A, Provisions of the Supplemental Retirement Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.7 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.7	Deferred Income Plan for Textron Executives, Effective January 1, 2009, including Appendix A, Provisions of the Deferred Income Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.8 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.8	Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2009, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.9 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.9	Survivor Benefit Plan for Textron Key Executives (As amended and restated effective July 25, 2007). Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007. Incorporated by reference to Exhibit 10.10 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.10	Severance Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2010.

10.11A	Form of Indemnity Agreement between Textron and its executive officers. Incorporated by reference to Exhibit A to Textron’s Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.

10.11B	Form of Indemnity Agreement between Textron and its non-employee directors (approved by the Nominating and Corporate Governance Committee of the Board of Directors on July 21, 2009 and entered into with all non-employee directors, effective as of August 1, 2009). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009.

10.12	Amended and Restated Employment Agreement between Textron and Kenneth C. Bohlen dated as of February 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

10.13	Second Amended and Restated Employment Agreement between Textron and John D. Butler dated as of February 26, 2008. Incorporated by reference to Exhibit 10.3 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.14A	Amended and Restated Employment Agreement between Textron and Lewis B. Campbell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.14B	Letter agreement between Textron and Lewis B. Campbell, dated September 22, 2009, along with clarification letter, dated September 30, 2009. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009.

10.15A	Letter Agreement between Textron and Scott C. Donnelly, dated June 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008.

10.15B	Amendment to Letter Agreement between Textron and Scott C. Donnelly, dated December 16, 2008, together with Addendum No.1 thereto, dated December 23, 2008. Incorporated by reference to Exhibit 10.15B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.15C	Agreement between Textron and Scott C. Donnelly, dated May 1, 2009, related to Mr. Donnelly’s personal use of a portion of hangar space at T.F. Green Airport which is leased by Textron. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009.

10.16	Amended and Restated Employment Agreement between Textron and Theodore R. French dated as of February 26, 2008. Incorporated by reference to Exhibit 10.2 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.17	Second Amended and Restated Employment Agreement between Textron and Mary L. Howell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.4 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.18	Second Amended and Restated Employment Agreement between Textron and Terrence O’Donnell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.5 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.19	Letter Agreement between Textron and Frank Connor, dated July 27, 2009. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009.

10.20	Director Compensation. Incorporated by reference to Exhibit 10.21 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

10.21	Form of Aircraft Time Sharing Agreement between Textron and its executive officers. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008.

10.22A	5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent (the “5-Year Credit Agreement”). Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.

10.22B	Amendment No. 1, dated as of April 21, 2006, to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 25, 2006.

10.22C	Amendment No. 2, dated as of April 20, 2007 to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 24, 2007.

10.23A	Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.23B	Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.

10.23C	Amendment No. 2, dated as of April 28, 2006, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed May 1, 2006.

10.23D	Amendment No. 3, dated as of April 27, 2007, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K dated April 27, 2007.

10.24A	Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Confidential treatment has been requested for portions of this agreement. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.24B	Amendment No. 4 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated July 1, 2007. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.25A	Convertible Bond Hedge Transaction Confirmation, dated April 29, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25B	Issuer Warrant Transaction Confirmation, dated April 29, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.2 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25C	Convertible Bond Hedge Transaction Confirmation, dated April 29, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.3 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25D	Issuer Warrant Transaction Confirmation, dated April 29, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.4 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25E	Convertible Bond Hedge Transaction Confirmation, dated April 30, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.5 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25F	Issuer Warrant Transaction Confirmation, dated April 30, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.6 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25G	Convertible Bond Hedge Transaction Confirmation, dated April 30, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.7 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25H	Issuer Warrant Transaction Confirmation, dated April 30, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.8 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25I	Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.9 to Textron’s Current Report on Form 8-K filed May 5, 2009.
10.25J	Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.10 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25K	Additional Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.11 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25L	Additional Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.12 to Textron’s Current Report on Form 8-K filed May 5, 2009.

12.1	Computation of ratio of income to fixed charges of Textron Inc.’s Manufacturing group.

12.2	Computation of ratio of income to fixed charges of Textron Inc., including all majority-owned subsidiaries.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended January 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text and (vi) Schedule II - Valuation and Qualifying Accounts, tagged in block text format.
Signatures
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2010.

TEXTRON INC. Registrant
By:	/s/Frank T. Connor
Frank T. Connor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 25th day of February 2010 by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title

/s/ Scott C. Donnelly	President, Chief Executive Officer and
Scott C. Donnelly	Director (principal executive officer)

* Lewis B. Campbell	Chairman and Director

* Kathleen M. Bader	Director

* R. Kerry Clark	Director

* Ivor J. Evans	Director

* Lawrence K. Fish	Director

* Joe T. Ford	Director

* Paul E. Gagné	Director

* Dain M. Hancock	Director

* Lord Powell of Bayswater KCMG	Director

* Lloyd G. Trotter	Director

* Thomas B. Wheeler	Director

* James L. Ziemer	Director

/s/ Frank T. Connor	Executive Vice President and Chief Financial Officer
Frank T. Connor	(principal financial officer)

/s/ Richard L. Yates	Senior Vice President and Corporate Controller
Richard L. Yates	(principal accounting officer)

*By:	/s/ Jayne M. Donegan
Jayne M. Donegan, Attorney-in-fact

Exhibit Index

Exhibits

3.1	Restated Certificate of Incorporation of Textron as filed January 29, 1998. Incorporated by reference to Exhibit 3.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

3.2	Amended and Restated By-Laws of Textron Inc. Incorporated by reference to Exhibit 3.1 to Textron’s Current Report on Form 8-K filed December 4, 2009.

4.1A	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).

4.1B	First Supplemental Indenture dated November 16, 2006, between Textron Financial Corporation and U.S. Bank National Association (successor trustee to Sun Trust Bank) to Indenture dated as of December 9, 1999. Incorporated by reference to Exhibit 4.3 of Textron Financial Corporation’s Form S-3 (File No. 333-138755).

4.1C	Form of Medium-Term Note of Textron Financial Corporation. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

4.2A	Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-108464).

4.2B	First Supplemental Indenture, dated November 16, 2006, between Textron Financial Canada Funding Corp., Textron Financial Corporation and U.S. Bank National Association (successor trustee to Sun Trust Bank) to Indenture dated November 30, 2001. Incorporated by reference to Exhibit 4.4 of Textron Financial Corporation’s Form S-3 (File No. 333-138755).

4.2C	Form of Medium-Term Note of Textron Financial Canada Funding Corp. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

4.3	Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Registration Statement on Form 10 (File No. 0-27559).

NOTE:	Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

NOTE:	Exhibits 10.1 through 10.21 below are management contracts or compensatory plans, contracts or agreements.

10.1A	Textron Inc. 2007 Long-Term Incentive Plan (amended and restated as of May 1, 2007). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1B	Amendment No.1 to Textron Inc. 2007 Long-Term Incentive Plan (amended and restated as of May 1, 2007), effective July 23, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008.

10.1C	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1D	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1E	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1F	Form of Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

10.1G	Form of Cash-Settled Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.1G to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.1H	Form of Performance Share Unit Grant Agreement. Incorporated by reference to Exhibit 10.1H to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.1I	Performance Factors for Executive Officers for Performance Share Units under Textron Inc. 2007 Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.2 to Textron’s Current Report on Form 8-K filed January 29, 2008.

10.1J	Performance Factors for Executive Officers for Performance Share Units granted in 2009 under Textron Inc. 2007 Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.2 to Textron’s Current Report on Form 8-K filed January 23, 2009.

10.1K	Form of Performance Cash Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009.

10.2A	Textron Inc. Short-Term Incentive Plan (As amended and restated effective July 25, 2007). Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.2B	Objectives for Executive Officers under Textron Inc. Short-Term Incentive Plan. Incorporated by reference to Exhibit 99.1 to Textron’s Current Report on Form 8-K filed January 23, 2009.

10.3A	Textron Inc. 1999 Long-Term Incentive Plan for Textron Employees (Amended and Restated Effective July 25, 2007). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.3B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.3C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.3D	Form of Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.4	Textron Spillover Savings Plan, effective January 1, 2009, including Appendix A, Defined Contribution Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.5 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.5	Textron Spillover Pension Plan, As Amended and Restated Effective January 1, 2009, including Appendix A (as amended and restated effective January 1, 2009), Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007). Incorporated by reference to Exhibit 10.6 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.6	Supplemental Retirement Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2009, including Appendix A, Provisions of the Supplemental Retirement Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.7 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.7	Deferred Income Plan for Textron Executives, Effective January 1, 2009, including Appendix A, Provisions of the Deferred Income Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.8 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.8	Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2009, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.9 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.9	Survivor Benefit Plan for Textron Key Executives (As amended and restated effective July 25, 2007). Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007. Incorporated by reference to Exhibit 10.10 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.10	Severance Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2010.

10.11A	Form of Indemnity Agreement between Textron and its executive officers. Incorporated by reference to Exhibit A to Textron’s Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.

10.11B	Form of Indemnity Agreement between Textron and its non-employee directors (approved by the Nominating and Corporate Governance Committee of the Board of Directors on July 21, 2009 and entered into with all non-employee directors, effective as of August 1, 2009). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009.

10.12	Amended and Restated Employment Agreement between Textron and Kenneth C. Bohlen dated as of February 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

10.13	Second Amended and Restated Employment Agreement between Textron and John D. Butler dated as of February 26, 2008. Incorporated by reference to Exhibit 10.3 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.14A	Amended and Restated Employment Agreement between Textron and Lewis B. Campbell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.14B	Letter agreement between Textron and Lewis B. Campbell, dated September 22, 2009, along with clarification letter, dated September 30, 2009. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009.

10.15A	Letter Agreement between Textron and Scott C. Donnelly, dated June 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008.

10.15B	Amendment to Letter Agreement between Textron and Scott C. Donnelly, dated December 16, 2008, together with Addendum No.1 thereto, dated December 23, 2008. Incorporated by reference to Exhibit 10.15B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.15C	Agreement between Textron and Scott C. Donnelly, dated May 1, 2009, related to Mr. Donnelly’s personal use of a portion of hangar space at T.F. Green Airport which is leased by Textron. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009.

10.16	Amended and Restated Employment Agreement between Textron and Theodore R. French dated as of February 26, 2008. Incorporated by reference to Exhibit 10.2 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.17	Second Amended and Restated Employment Agreement between Textron and Mary L. Howell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.4 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.18	Second Amended and Restated Employment Agreement between Textron and Terrence O’Donnell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.5 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.19	Letter Agreement between Textron and Frank Connor, dated July 27, 2009. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009.

10.20	Director Compensation. Incorporated by reference to Exhibit 10.21 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

10.21	Form of Aircraft Time Sharing Agreement between Textron and its executive officers. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008.

10.22A	5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent (the “5-Year Credit Agreement”). Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.

10.22B	Amendment No. 1, dated as of April 21, 2006, to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 25, 2006.

10.22C	Amendment No. 2, dated as of April 20, 2007 to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 24, 2007.

10.23A	Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.23B	Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.

10.23C	Amendment No. 2, dated as of April 28, 2006, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed May 1, 2006.

10.23D	Amendment No. 3, dated as of April 27, 2007, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K dated April 27, 2007.

10.24A	Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Confidential treatment has been requested for portions of this agreement. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

10.24B	Amendment No. 4 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated July 1, 2007. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.25A	Convertible Bond Hedge Transaction Confirmation, dated April 29, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25B	Issuer Warrant Transaction Confirmation, dated April 29, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.2 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25C	Convertible Bond Hedge Transaction Confirmation, dated April 29, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.3 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25D	Issuer Warrant Transaction Confirmation, dated April 29, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.4 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25E	Convertible Bond Hedge Transaction Confirmation, dated April 30, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.5 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25F	Issuer Warrant Transaction Confirmation, dated April 30, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.6 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25G	Convertible Bond Hedge Transaction Confirmation, dated April 30, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.7 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25H	Issuer Warrant Transaction Confirmation, dated April 30, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.8 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25I	Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.9 to Textron’s Current Report on Form 8-K filed May 5, 2009.
10.25J	Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.10 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25K	Additional Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.11 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.25L	Additional Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.12 to Textron’s Current Report on Form 8-K filed May 5, 2009.

12.1	Computation of ratio of income to fixed charges of Textron Inc.’s Manufacturing group.

12.2	Computation of ratio of income to fixed charges of Textron Inc., including all majority-owned subsidiaries.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended January 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text and (vi) Schedule II - Valuation and Qualifying Accounts, tagged in block text format.