Form 10-Q
period 2010-04-03
TEXTRON INC
filed 2010-04-30
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        No  ✓

As of April 17, 2010, there were 273,316,122 shares of common stock outstanding.

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	April 3, 2010	April 4, 2009
Revenues
Manufacturing revenues	$2,134	$2,404
Finance revenues	76	122
Total revenues	2,210	2,526
Costs, expenses and other
Cost of sales	1,776	1,999
Selling and administrative expense	287	346
Provision for losses on finance receivables	55	76
Interest expense	71	83
Interest income	(2)	(1)
Gain on sale of assets	—	(50)
Special charges	12	32
Total costs, expenses and other	2,199	2,485
Income from continuing operations before income taxes	11	41
Income tax expense (benefit)	15	(2)
Income (loss) from continuing operations	(4)	43
Income (loss) from discontinued operations, net of income taxes	(4)	43
Net income (loss)	$(8)	$86
Basic earnings per share
Continuing operations	$(0.01)	$0.18
Discontinued operations	(0.02)	0.17
Basic earnings per share	$(0.03)	$0.35
Diluted earnings per share
Continuing operations	$(0.01)	$0.18
Discontinued operations	(0.02)	0.17
Diluted earnings per share	$(0.03)	$0.35
Dividends per share
Common stock	$0.02	$0.02

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except share data)
	April 3, 2010	January 2, 2010
Assets
Manufacturing group
Cash and equivalents	$1,430	$1,748
Accounts receivable, net	959	894
Inventories	2,475	2,273
Other current assets	1,155	985
Total current assets	6,019	5,900
Property, plant and equipment, less accumulated depreciation and amortization of $2,693 and $2,666	1,940	1,968
Goodwill	1,612	1,622
Other assets	1,893	1,938
Total Manufacturing group assets	11,464	11,428
Finance group
Cash and equivalents	79	144
Finance receivables held for investment, net	5,200	5,865
Finance receivables held for sale	721	819
Other assets	646	684
Total Finance group assets	6,646	7,512
Total assets	$18,110	$18,940
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$124	$134
Accounts payable	747	569
Accrued liabilities	1,848	2,039
Total current liabilities	2,719	2,742
Other liabilities	3,257	3,253
Long-term debt	3,422	3,450
Total Manufacturing group liabilities	9,398	9,445
Finance group
Other liabilities	955	866
Deferred income taxes	105	136
Debt	4,811	5,667
Total Finance group liabilities	5,871	6,669
Total liabilities	15,269	16,114
Shareholders’ equity
Common stock	35	35
Capital surplus	1,355	1,369
Retained earnings	2,960	2,973
Accumulated other comprehensive loss	(1,313)	(1,321)
	3,037	3,056
Less cost of treasury shares	196	230
Total shareholders’ equity	2,841	2,826
Total liabilities and shareholders’ equity	$18,110	$18,940
Common shares outstanding (in thousands)	273,230	272,272

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended April 3, 2010 and April 4, 2009, respectively
(In millions)

	Consolidated
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(8)	$86
Income (loss) from discontinued operations	(4)	43
Income (loss) from continuing operations	(4)	43
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance group	—	—
Capital contributions paid to Finance group	—	—
Non-cash items:
Depreciation and amortization	90	96
Provision for losses on finance receivables held for investment	55	76
Portfolio losses on finance receivables	28	10
Other, net	31	26
Deferred income taxes	(13)	(113)
Changes in assets and liabilities:
Accounts receivable, net	(76)	41
Inventories	(211)	(248)
Other assets	45	(17)
Accounts payable	184	(97)
Accrued and other liabilities	(297)	(11)
Captive finance receivables, net	78	39
Other operating activities, net	1	(6)
Net cash provided by (used in) operating activities of continuing operations	(89)	(161)
Net cash provided by (used in) operating activities of discontinued operations	1	(8)
Net cash provided by (used in) operating activities	(88)	(169)
Cash flows from investing activities:
Finance receivables originated or purchased	(145)	(1,205)
Finance receivables repaid	501	1,354
Proceeds on receivables sales, including securitizations	277	59
Capital expenditures	(38)	(69)
Proceeds from sale of repossessed assets and properties	32	68
Other investing activities, net	12	13
Net cash provided by (used in) investing activities of continuing operations	639	220
Net cash provided by investing activities of discontinued operations	—	302
Net cash provided by (used in) investing activities	639	522
Cash flows from financing activities:
Decrease in short-term debt	—	(1,612)
Proceeds from long-term lines of credit	—	2,970
Proceeds from issuance of long-term debt	20	16
Principal payments on long-term debt	(936)	(578)
Intergroup financing	—	—
Capital contribution paid to Finance group under Support Agreement	—	—
Capital contribution paid to Cessna Export Finance Corporation	—	—
Dividends paid	(5)	(5)
Net cash provided by (used in) financing activities of continuing operations	(921)	791
Effect of exchange rate changes on cash and equivalents	(13)	—
Net increase (decrease) in cash and equivalents	(383)	1,144
Cash and equivalents at beginning of period	1,892	547
Cash and equivalents at end of period	$1,509	$1,691

See Notes to the consolidated financial statements

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended April 3, 2010 and April 4, 2009, respectively
 (In millions)

	Manufacturing Group		Finance Group
	2010	2009	2010	2009
Cash flows from operating activities:
Net income (loss)	$31	$139	$(39)	$(53)
Income (loss) from discontinued operations	(4)	43	—	—
Income (loss) from continuing operations	35	96	(39)	(53)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance group	125	84	—	—
Capital contributions paid to Finance group	(75)	—	—	—
Non-cash items:
Depreciation and amortization	82	88	8	8
Provision for losses on finance receivables held for investment	—	—	55	76
Portfolio losses on finance receivables	—	—	28	10
Other, net	27	26	4	—
Deferred income taxes	16	8	(29)	(121)
Changes in assets and liabilities:
Accounts receivable, net	(76)	41	—	—
Inventories	(207)	(245)	—	—
Other assets	46	(29)	(4)	9
Accounts payable	184	(97)	—	—
Accrued and other liabilities	(224)	(100)	(73)	89
Captive finance receivables, net	—	—	—	—
Other operating activities, net	1	(6)	—	—
Net cash provided by (used in) operating activities of continuing operations	(66)	(134)	(50)	18
Net cash provided by (used in) operating activities of discontinued operations	1	(8)	—	—
Net cash provided by (used in) operating activities	(65)	(142)	(50)	18
Cash flows from investing activities:
Finance receivables originated or purchased	—	—	(226)	(1,325)
Finance receivables repaid	—	—	660	1,513
Proceeds on receivables sales, including securitizations	—	—	277	59
Capital expenditures	(38)	(69)	—	—
Proceeds from sale of repossessed assets and properties	—	—	32	68
Other investing activities, net	(37)	(20)	28	12
Net cash provided by (used in) investing activities of continuing operations	(75)	(89)	771	327
Net cash provided by investing activities of discontinued operations	—	302	—	—
Net cash provided by (used in) investing activities	(75)	213	771	327
Cash flows from financing activities:
Decrease in short-term debt	—	(869)		(743)
Proceeds from long-term lines of credit	—	1,230	—	1,740
Proceeds from issuance of long-term debt	—	—	20	16
Principal payments on long-term debt	(11)	(35)	(925)	(543)
Intergroup financing	(150)	133	150	(112)
Capital contributions paid to Finance group under Support Agreement	—	—	75	—
Capital contributions paid to Cessna Export Finance Corporation	—	—	20	—
Dividends paid	(5)	(5)	(125)	(84)
Net cash provided by (used in) financing activities of continuing operations	(166)	454	(785)	274
Effect of exchange rate changes on cash and equivalents	(12)	(2)	(1)	2
Net increase (decrease) in cash and equivalents	(318)	523	(65)	621
Cash and equivalents at beginning of period	1,748	531	144	16
Cash and equivalents at end of period	$1,430	$1,054	$79	$637

See Notes to the consolidated financial statements.

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1:  Basis of Presentation

Our consolidated financial statements include the accounts of Textron Inc. and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2010.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  We have reclassified certain prior period amounts to conform to the current period presentation.

Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron Inc. consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments.  The Finance group, which is also the Finance segment, consists of Textron Financial Corporation, its subsidiaries and the securitization trusts consolidated into it, along with two other finance subsidiaries owned by Textron Inc. We designed this framework to enhance our borrowing power by separating the Finance group.  Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services.  Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the consolidated financial statements.  All significant intercompany transactions are eliminated from the consolidated financial statements, including retail and wholesale financing activities for inventory sold by our Manufacturing group and financed by our Finance group.

Note 2:  Special Charges

In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company and announced the exit of portions of our commercial finance business.  Our restructuring program primarily includes corporate and segment direct and indirect workforce reductions and the consolidation of certain operations.  By the end of 2010, we expect to have eliminated approximately 11,000 positions worldwide representing approximately 25% of our global workforce since the inception of the program.  As of April 3, 2010, we have terminated approximately 10,500 employees and have exited 25 leased and owned facilities and plants under this program.

Restructuring costs by segment are as follows:

(In millions)	Severance Costs	Contract Terminations	Total
Three Months Ended April 3, 2010
Cessna	$8	$2	$10
Bell	1	—	1
Finance	3	—	3
Corporate	(2)	—	(2)
	$10	$2	$12
Three Months Ended April 4, 2009
Cessna	$26	$—	$26
Industrial	1	—	1
Finance	2	1	3
Corporate	2	—	2
	$31	$1	$32

Since the inception of the restructuring program in the fourth quarter of 2008, we have incurred the following costs through April 3, 2010:

(In millions)	Severance Costs	Curtailment Charges, Net	Asset Impairments	Contract Terminations and Other	Total
Cessna	$93	$26	$54	$9	$182
Industrial	22	(4)	9	3	30
Bell	10	—	—	—	10
Textron Systems	6	2	—	1	9
Finance	29	1	11	2	43
Corporate	38	—	—	1	39
	$198	$25	$74	$16	$313

An analysis of our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations	Total
Balance at January 2, 2010	$48	$3	$51
Provisions	12	2	14
Reversals	(2)	—	(2)
Cash paid	(20)	—	(20)
Balance at April 3, 2010	$38	$5	$43

The specific restructuring measures and associated estimated costs are based on our best judgment under prevailing circumstances.  We believe that the restructuring reserve balance is adequate to cover the costs presently accruable relating to activities formally identified and committed to under approved plans as of April 3, 2010 and anticipate that all actions related to these liabilities will be completed within a 12-month period.  We estimate that we will incur approximately $20 million in additional pre-tax restructuring costs during the remainder of 2010, most of which will result in future cash outlays.  The additional costs are expected to primarily include relocation costs at Cessna as it consolidates certain operations and severance costs in the Cessna and Finance segments.  We expect that the program will be substantially completed in 2010; however, we also expect to incur additional costs to exit the non-captive portion of our commercial finance business over the next two to three years, which are estimated to be within a range of $10 million to $15 million, primarily attributable to severance and retention benefits.

 Note 3:  Share-Based Compensation

Share-based compensation expense includes restricted stock and stock option awards, as well as performance share units, restricted stock units, and deferred income plan stock unit awards which are payable in cash.  The compensation expense we recorded in net income for our share-based compensation plans is as follows:

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Compensation expense (income)	$23	$—
Hedge expense (income)	(2)	12
Income tax expense (benefit)	(9)	—
Total net compensation cost included in net income	$12	$12

In January 2010, we discontinued hedging our stock-based compensation awards and we have not entered into any new forward contracts.

Stock Options
The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.  The weighted-average fair value of options granted per share was $7 and $2 in the first quarter of 2010 and 2009, respectively. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model.  Expected volatilities are based on implied volatilities from traded options on our common stock, historical volatilities and other factors.  We use historical data to estimate option exercise behavior, adjusted to reflect anticipated changes in expected life.

The weighted-average assumptions used in our Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
Dividend yield	0.4%	1.4%
Expected volatility	37.0%	50.0%
Risk-free interest rate	2.6%	2.0%
Expected lives (In years)	5.5	5.0

Stock option activity under the 2007 Long-Term Incentive Plan for the first quarter of 2010 is as follows:
	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)
Outstanding at beginning of period	8,545	$35.67	6
Granted	967	20.21
Exercised	(59)	19.48
Canceled, expired or forfeited	(155)	37.57
Outstanding at end of period	9,298	$34.13	6
Exercisable at end of period	7,147	$36.65	5

At April 3, 2010, our outstanding options had an aggregate intrinsic value of $15 million and our exercisable options had an aggregate intrinsic value of $5 million.

Restricted Stock Units
There were no stock-settled restricted stock units granted in the first quarter of 2010 or 2009.  Activity for restricted stock units paid in stock during the first quarter of 2010 is as follows:

(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period, nonvested	1,290	$46.02
Vested	(316)	40.41
Forfeited	(29)	46.44
Outstanding at end of period, nonvested	945	$47.88

Share-Based Compensation Awards
The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:
	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Subject only to service conditions:
Value of shares, options or units vested	$36	$34
Intrinsic value of cash awards paid	8	—
Subject to performance vesting conditions:
Intrinsic value of cash awards paid	5	9
Intrinsic value of amounts paid under Deferred Income Plan	8	—

Note 4:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans for the first quarter of 2010 and 2009 are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	2010	2009	2010	2009
Service cost	$31	$33	$2	$2
Interest cost	79	76	8	9
Expected return on plan assets	(92)	(97)	—	—
Amortization of prior service cost (credit)	4	5	(1)	(1)
Amortization of net loss	9	6	3	2
Net periodic benefit cost	$31	$23	$12	$12

Note 5:  Discontinued Operations

On April 3, 2009, we sold HR Textron, an operating unit previously reported within the Textron Systems segment, for $376 million in cash proceeds.  The sale resulted in an after-tax gain of $8 million after final settlement and net after-tax proceeds of approximately $280 million.  Also, in the first quarter of 2009, we had a $34 million tax benefit from the reduction in tax contingencies as a result of the HR Textron sale and a valuation allowance reversal on a previously established deferred tax asset.

Note 6:  Comprehensive Income

Our comprehensive income, net of taxes, is provided below:

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Net income (loss)	$(8)	$86
Other comprehensive income (loss):
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	10	7
Deferred gains (losses) on hedge contracts	7	(10)
Foreign currency translation and other	(9)	2
Comprehensive income	$—	$85

Note 7:  Income Tax Expense (Benefit)

Income tax expense for continuing operations of $15 million for the first quarter of 2010 equated to an effective income tax rate of 136.4% (provision on income), compared with an effective income tax rate for continuing operations of 4.9% (benefit on income) for the first quarter of 2009.  The increase in the effective tax rate was primarily attributable to the write-off of an $11 million deferred tax asset related to a change in the tax treatment of the Medicare Part D program due to recently enacted U.S. health-care law and a prior year tax benefit due to a reduction in unrecognized tax benefits as a result of the recognition of a capital gain in connection with the sale of CESCOM.

Note 8:  Earnings Per Share

We calculate basic and diluted earnings per share based on net income, which approximates income available to common shareholders for each period.  Basic earnings per share is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends.  Diluted earnings per share considers the dilutive effect of all potential future common stock, including convertible preferred shares, Convertible Notes, stock options and warrants and restricted stock units in the weighted-average number of common shares outstanding.

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended
(In thousands)	April 3, 2010	April 4, 2009
Basic weighted-average shares outstanding	273,174	243,988
Dilutive effect of convertible preferred shares, stock options and restricted stock units	—	968
Diluted weighted-average shares outstanding	273,174	244,956

The potential dilutive effect of 28 million weighted-average shares of convertible debt, restricted stocks units, stock options and warrants was excluded from the computation of diluted weighted-average shares outstanding for the three months ended April 3, 2010 as the shares would have an anti-dilutive effect on the loss from continuing operations.  In addition, stock options to purchase 7 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for the three months ended April 3, 2010 as the exercise prices were greater than the average market price of our common stock for the period.  These securities will likely dilute earnings per share in the future.

Note 9:  Accounts Receivable and Finance Receivables

(In millions)	April 3, 2010	January 2, 2010
Accounts receivable - Commercial	$525	$470
Accounts receivable - U.S. Government contracts	456	447
Gross accounts receivable	981	917
Allowance for doubtful accounts	(22)	(23)
Accounts receivable, net	$959	$894
Finance receivables held for investment	$5,565	$6,206
Allowance for loan losses	(365)	(341)
Finance receivables held for investment, net	$5,200	$5,865

During the first quarter of 2010, we reclassified $144 million of captive finance receivables from held for investment to held for sale as a result of inquiries we have received to purchase these finance receivables.  We determined a sale of these finance receivables would be consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections.

The activity in the Finance group’s allowances for loan losses is provided below:

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Reserve at the beginning of period	$341	$191
Provision for losses	55	76
Net charge-offs	(31)	(47)
Reserve at the end of period	$365	$220

We periodically evaluate finance receivables held for investment, excluding homogeneous loan portfolios and finance leases, for impairment.  Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from this assessment.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired finance receivables are classified as either nonaccrual or accrual loans.  Nonaccrual finance receivables include accounts that are contractually delinquent by more than three months for which the accrual of interest income is suspended.  Impaired accrual finance receivables represent loans with original terms that have been or are expected to be significantly modified to reflect deferred principal payments, generally at market interest rates, for which collection of principal and interest is not doubtful.

Our impaired finance receivables are as follows:

(In millions)	April 3, 2010	January 2, 2010
Impaired nonaccrual finance receivables	$966	$984
Impaired accrual finance receivables	158	217
Total impaired finance receivables	1,124	1,201
Less: Impaired finance receivables without identified reserve requirements	347	362
Impaired nonaccrual finance receivables with identified reserve requirements	$777	$839
Allowance for losses on impaired nonaccrual finance receivables	$174	$153

The average recorded investment in impaired nonaccrual finance receivables was $975 million and $311 million in the first quarter of 2010 and 2009, respectively.  The average recorded investment in impaired accrual finance receivables amounted to $187 million and $45 million in the first quarter of 2010 and 2009, respectively.

Nonaccrual finance receivables include impaired finance receivables, as well as accounts in homogeneous loan portfolios that are not considered to be impaired but are contractually delinquent by more than three months.  At April 3, 2010 and January 2, 2010, nonaccrual finance receivables totaled $1.03 billion and $1.04 billion, respectively.  Nonaccrual finance receivables resulted in the Finance segment’s revenues being reduced by $17 million and $8 million in the first quarter of 2010 and 2009, respectively.

Note 10:  Inventories

(In millions)	April 3, 2010	January 2, 2010
Finished goods	$843	$735
Work in process	2,121	1,861
Raw materials	567	613
	3,531	3,209
Progress/milestone payments	(1,056)	(936)
	$2,475	$2,273

Note 11: Debt

Subsequent to quarter-end, we decided to pay down a portion of the outstanding amount owed under Textron Inc.’s bank line of credit and repaid approximately $250 million.  This debt was classified as long-term debt on our balance sheet at April 3, 2010.

4.5% Convertible Senior Notes
Our common stock price exceeded the conversion threshold price of $17.06 per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2010.  Accordingly, the notes are convertible at the holder’s option through June 30, 2010.  We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the Convertible Notes.  We intend to settle the face value of the Convertible Notes in cash.  We have continued to classify these Convertible Notes as long-term based on our intent and ability to maintain the debt outstanding for at least one year through the use of various funding sources available to us.

Note 12:  Guarantees and Indemnifications

As disclosed under the caption “Guarantees and Indemnifications” in Note 18 to the Consolidated Financial Statements in Textron’s 2009 Annual Report on Form 10-K, we have issued or are party to certain guarantees.  As of April 3, 2010, there has been no material change to these guarantees.

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

Changes in our warranty and product maintenance liabilities are as follows:

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Accrual at the beginning of period	$263	$278
Provision	38	40
Settlements	(58)	(63)
Adjustments to prior accrual estimates	(3)	1
Accrual at the end of period	$240	$256

Note 13:  Commitments and Contingencies

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

On April 6, 2010, a jury in the Philadelphia Common Pleas Court returned verdicts against Avco Corporation, which includes the Lycoming Engines operating division, for $24.7 million in compensatory damages and $64 million in punitive damages in an aviation products liability case involving a 1999 accident.   Judgment has not been entered pending post-trial motions.  While the ultimate outcome of the litigation cannot be assured, we strongly disagree with the verdicts and intend to appeal the verdicts if our post-trial motions are unsuccessful.  We believe that it is probable that the verdicts will be reversed through the appellate process.

Note 14:  Fair Values of Assets and Liabilities

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the assets and liabilities measured at fair value on a recurring basis, which are categorized as Level 2 based on the level of inputs used in the valuation of each asset and liability.

(In millions)	Borrowing Group	April 3, 2010	January 2, 2010
Assets
Foreign currency exchange contracts	Manufacturing	$65	$57
Derivative financial instruments	Finance	60	61
Total assets		$125	$118
Liabilities
Foreign currency exchange contracts	Manufacturing	$5	$5
Derivative financial instruments	Finance	3	16
Total liabilities		$8	$21

Foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  This is observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges.  If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings.

The Finance group’s derivative contracts are not exchange-traded.  Derivative financial instruments are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  Credit risk is factored into the fair value of derivative assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared to a standard AA-rated counterparty; however, this had no significant impact on the valuation as of April 3, 2010.

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents those assets that are measured at fair value on a nonrecurring basis that had fair value measurement adjustments for the Finance group during the first quarter of 2010.  These assets were measured using significant unobservable inputs (Level 3) and include the following:

(In millions)	Balance at April 3, 2010	Gain (Loss)
Finance receivables held for sale	$598	$(10)
Impaired finance receivables	510	(46)
Other assets	67	(18)

Finance Receivables Held for Sale - Finance receivables held for sale are recorded at the lower of cost or fair value.  Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value.  The majority of the finance receivables held for sale were identified at the individual loan level.  Golf course, timeshare and hotel mortgages classified as held for sale were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value.  There was no significant change in the fair value of the finance receivables held for sale in the first quarter of 2009.  During the first quarter of 2010, we sold $208 million of finance receivables classified as held for sale in the distribution finance product line and recorded a $13 million gain related to this sale.  Total gains related to receivable sales were $15 million for the first quarter of 2010.

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

Impaired Finance Receivables - Finance receivable impairment is measured by comparing the expected future cash flows discounted at the finance receivable’s effective interest rate, or the fair value of the collateral if the receivable is collateral dependent, with its carrying amount. If the carrying amount is higher, we establish a reserve based on this difference. This evaluation is inherently subjective as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the underlying collateral that may differ from actual results. Impaired nonaccrual finance receivables are included in the table above since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  Fair values of collateral are determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. In the first quarter of 2009, fair value measurements recorded on impaired finance receivables resulted in a $32 million charge to provision for loan losses and primarily were related to initial fair value adjustments.

Other assets – Other assets include repossessed assets and properties, operating assets received in satisfaction of troubled finance receivables and other investments, which are accounted for under the equity method of accounting and have no active, quoted market prices.  The fair value of these assets is determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models.  For our other investments, the discounted cash flow models incorporate assumptions specific to the nature of the investments’ business and underlying assets and include industry valuation benchmarks such as discount rates, capitalization rates and cash flow multiples.  For repossessed assets and properties, which are considered assets held for sale, if the carrying amount of the asset is higher than the estimated fair value, we record a corresponding charge to income for the difference.  For operating assets received in satisfaction of troubled finance receivables and other investments, if the sum of the undiscounted cash flows is estimated to be less than the carrying value, we record a charge to income for any shortfall between estimated fair value and the carrying amount.

Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	April 3, 2010		January 2, 2010
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group:
Debt, excluding leases	$(3,430)	$(3,845)	$(3,474)	$(3,762)
Finance group:
Finance receivables held for investment, excluding leases	4,685	4,313	5,159	4,703
Retained interest in securitizations	—	—	6	6
Investment in other marketable securities	63	57	68	55
Debt	(4,811)	(4,640)	(5,667)	(5,439)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions.  We utilize the same valuation methodologies to determine the fair value estimates for finance receivables held for investment as used for finance receivables held for sale.

Investments in other marketable securities represent notes receivable issued by securitization trusts that purchase timeshare notes receivable from timeshare developers.  These notes are classified as held-to-maturity and are held at amortized cost.  The estimate of fair value was based on observable market inputs for similar securitization interests in markets that are currently inactive.

At April 3, 2010 and January 2, 2010, approximately 46% and 54%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions.  The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations.

Note 15: Derivatives

The notional and fair value amounts of our derivative instruments that are designated as hedging instruments are provided below:

		Notional Amount		Asset (Liability)
(In millions)	Borrowing Group	April 3, 2010	January 2, 2010	April 3, 2010	January 2, 2010
Assets
Interest rate exchange contracts*	Finance	$1,305	$1,333	$40	$43
Cross-currency interest rate exchange contracts	Finance	140	161	19	18
Foreign currency exchange contracts	Manufacturing	629	696	54	54
Total in other current or other assets		$2,074	$2,190	$113	$115
Liabilities
Interest rate exchange contracts*	Finance	$32	$32	$(3)	$(3)
Foreign currency exchange contracts	Manufacturing	49	80	(4)	(5)
Total in accrued or other liabilities		$81	$112	$(7)	$(8)
*Represents a fair value hedge.

The fair values of derivative instruments for the Manufacturing group are included in either other current assets or accrued liabilities in our balance sheet.  For the Finance group, derivative instruments are included in either other assets or other liabilities.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. Currency effects on the effective portion of these hedges, which are reflected in the cumulative translation adjustment account within other comprehensive income (OCI), produced a $29 million after-tax gain in the first quarter of 2010, resulting in an accumulated net gain balance of $17 million at April 3, 2010.  The ineffective portion of these hedges was insignificant.

Our exposure to loss from nonperformance by the counterparties to our derivative agreements at April 3, 2010 is minimal.  We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due.  We historically have minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A.  The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.  We continuously monitor our exposures to ensure that we limit our risks.

Fair Value Hedges
Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates.  By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows.  The amount of ineffectiveness on our fair value hedges is insignificant.  The effect of these contracts is recorded in the Consolidated Statements of Operations, and the gain (loss) for the first quarter of 2010 and 2009 is provided in the following table:

(In millions)	Gain (Loss) Location	2010	2009
Interest rate exchange contracts	Interest expense	$10	$4
Interest rate exchange contracts	Finance charges	(4)	(2)

Cash Flow Hedges
We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities created in the normal course of business.  We primarily utilize forward exchange contracts and purchased options with maturities of no more than 18 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At April 3, 2010, we had a net deferred gain of $32 million in OCI related to these cash flow hedges.  As the underlying transactions occur, we expect to reclassify an $11 million gain into earnings in the next 12 months and $21 million of gains in the following 12-month period.

For our cash flow hedges, the amount of gain (loss) recognized in OCI and the amount reclassified from accumulated other comprehensive loss into income for the Manufacturing group for the first quarter of 2010 and 2009 is provided in the following table:

	Amount of Gain(Loss) Recognized in OCI (Effective Portion)		Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(In millions)	2010	2009	Gain(Loss) Location	2010	2009
Foreign currency exchange contracts	$6	$(7)	Cost of sales	$3	$(5)

Derivatives Not Designated as Hedges

The notional and fair value amounts of our derivative instruments that are not designated as hedging instruments are provided below:

		Notional Amount		Asset (Liability)
(In millions)	Borrowing Group	April 3, 2010	January 2, 2010	April 3, 2010	January 2, 2010
Foreign currency exchange contracts	Finance	$258	$531	$1	$(13)
Foreign currency exchange contracts	Manufacturing	124	224	10	3
Total		$382	$755	$11	$(10)

The Manufacturing group enters into certain other foreign currency exchange contracts that do not meet hedge accounting criteria and primarily are intended to protect against exposure related to intercompany financing transactions. For these instruments, the Manufacturing group reported in selling and administrative expenses an $8 million gain and a $17 million loss in the first quarter of 2010 and 2009, respectively, which were offset by the revaluation of the intercompany financing transactions.

The Finance group also utilizes certain foreign currency exchange contracts that do not meet hedge accounting criteria and are intended to convert certain foreign currency denominated assets and liabilities into the functional currency of the respective legal entity.  Gains and losses related to these derivative instruments are naturally offset by the translation of the related foreign currency denominated assets and liabilities.  For these instruments, the Finance group reported in selling and administrative expenses a $7 million loss in the first quarter of 2010, which was offset by a $6 million gain resulting from the translation of foreign currency denominated assets and liabilities.

Note 16:  Segment Information

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

Our revenues by segment and a reconciliation of segment profit to income (loss) from continuing operations before income taxes are as follows:

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
REVENUES
Manufacturing Group
Cessna	$433	$769
Bell	618	742
Textron Systems	458	418
Industrial	625	475
	2,134	2,404
Finance Group	76	122
Total revenues	$2,210	$2,526
SEGMENT OPERATING PROFIT
Manufacturing Group
Cessna (a)	$(24)	$90
Bell	74	69
Textron Systems	55	52
Industrial	49	(9)
	154	202
Finance Group	(58)	(66)
Segment profit	96	136
Special charges	(12)	(32)
Corporate expenses and other, net	(37)	(35)
Interest expense, net for Manufacturing group	(36)	(28)
Income from continuing operations before income taxes	$11	$41

(a)	During the first quarter of 2009, we sold the assets of CESCOM, Cessna’s aircraft maintenance tracking service line, resulting in a pre-tax gain of $50 million.

Item 1A.	RISK FACTORS

Our business, financial condition and results of operations are subject to various risks, including those discussed below and in our Annual Report on Form 10-K for the year ended January 2, 2010, which may affect the value of our securities.  The risks discussed in our SEC filings are those that we believe currently are the most significant, although additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.

The increasing costs of certain employee and retiree benefits could adversely affect our results.

Our earnings and cash flow may be impacted by the amount of income or expense we expend or record for employee benefit plans. This is particularly true for our defined benefit pension plans, where the contributions to those plans are driven by, among other things, our assumptions of the rate of return on plan assets, the discount rate used for future payment obligations and the rates of future cost growth. If the actual investment return and rates prove materially different from our assumptions, this could adversely impact the amount of pension expense and require larger contributions to the plans. Also, changing pension legislation and regulations could increase the cost associated with our defined benefit pension plans. In addition, medical costs are rising at a rate faster than the general inflation rate. Continued medical cost inflation in excess of the general inflation rate increases the risk that we will not be able to mitigate the rising costs of medical benefits. Moreover, the U.S. Congress has recently enacted a comprehensive health-care law, and we are evaluating the potential impacts of this new law on our business.  We expect that some of the requirements of this new law will increase our future costs. Increases to the costs of pension and medical benefits could have an adverse effect on our financial results of operations.

Our business is subject to the risks of doing business in foreign countries.

Our international business exposes us to certain unique and potentially greater risks than our domestic business, and our exposure to such risks may increase if our international business continues to grow. Our international business is subject to U.S. and local government regulations and procurement policies and practices, which may change from time to time, including regulations relating to import-export control, environmental, health and safety, investments, exchange controls and repatriation of earnings or cash settlement challenges, as well as to varying currency, geopolitical and economic risks. These international risks may be especially significant with respect to sales of aerospace and defense products. We maintain manufacturing facilities, services centers, supply centers, and other facilities worldwide, including in various emerging market countries, and we expect that our investment in emerging market countries will continue to increase.  Emerging market operations can present many risks, including civil disturbances, economic and government instability, terrorism and related safety concerns, health concerns, cultural differences in employment and business practices, the imposition of exchange controls and risks associated with inadequate infrastructures to deal with natural disasters.  The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.  We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors and suppliers in connection with international programs. Some international government customers require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts generally extend over several years and may include penalties if we fail to meet the offset requirements, which could adversely impact our revenues, profitability and cash flows. Additionally, we are facing increasing competition in our international markets from foreign and multinational firms that may have certain advantages, including, for example, cost advantages, over us; as a result, our ability to compete successfully in those markets may be adversely affected, which could negatively impact our revenues.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues
Revenues decreased $316 million, or 13%, to $2.2 billion in the first quarter of 2010, compared with the corresponding period of 2009, primarily due to a $460 million decrease in revenues at Cessna and Bell, reflecting reductions in commercial aircraft deliveries, and $46 million in lower revenues at the Finance segment largely due to lower average finance receivables resulting from the continued liquidation of the non-captive portfolio.  These revenue decreases were partially offset by a $150 million increase in revenues in the Industrial segment largely due to higher volume reflecting improvements in the automotive market and a $40 million increase in revenues at Textron Systems, primarily due to higher defense volumes.

Cost of Sales
Cost of sales as a percentage of Manufacturing revenues was 83.2% in both of the first quarters of 2010 and 2009.  Cost of sales was favorably impacted by improved leverage on higher volumes at the Industrial segment as a result of cost reduction initiatives, offset by higher costs of sales as a percentage of revenue at Cessna.  In the first quarter of 2010, Cessna’s sales mix reflected a higher proportion of lower margin business jets and research and development costs represented a greater percentage of the lower revenues.  These factors were partially offset by reduced costs from workforce reductions and facility consolidations.

Selling and Administrative Expense
Selling and administrative expense decreased $59 million, or 17%, to $287 million in the first quarter of 2010, compared with the corresponding period of 2009, primarily due to a $32 million impact at Cessna reflecting lower sales commissions, compensation and related costs and professional fees, and a $12 million reduction for the Finance segment, which was favorably impacted by lower compensation and related costs due to the continued liquidation of the non-captive portfolio.

Interest Expense
Interest expense decreased $12 million, or 14%, in the first quarter of 2010, compared with the corresponding period of 2009, primarily due to lower debt in the Finance segment as it continues to liquidate its non-captive portfolio.  Interest expense includes interest for both the Finance group and the Manufacturing group.

Interest expense, net for the Manufacturing group increased $8 million, or 29%, largely due to $21 million of interest on higher average debt borrowings, partially offset by $8 million of interest income received on intergroup borrowings from the Finance segment.

Special Charges
For the first quarter of 2010 and 2009, we incurred $12 million and $32 million in restructuring costs, primarily related to severance at Cessna.  We estimate that we will incur approximately $20 million in additional pre-tax restructuring costs during the remainder of 2010, most of which will result in future cash outlays.  The additional costs are expected to primarily include relocation costs at Cessna as it consolidates certain operations and severance costs in the Cessna and Finance segments.  We expect that the program will be substantially completed in 2010; however, we also expect to incur additional costs to exit the non-captive portion of our commercial finance business over the next two to three years, which are estimated to be within a range of $10 million to $15 million, primarily attributable to severance and retention benefits. By the end of 2010, we expect to have eliminated approximately 11,000 positions worldwide representing approximately 25% of our global workforce since the inception of the restructuring program in the fourth quarter of 2008.  As of April 3, 2010, we have terminated approximately 10,500 employees and have exited 25 leased and owned facilities and plants under this program.

Backlog
Our aircraft and defense business backlog totaled $12.4 billion at April 3, 2010 and was primarily comprised of the following:

(In millions)	April 3, 2010	January 2, 2010
Bell	$6,853	$6,903
Textron Systems	1,442	1,664
Cessna	4,073	4,893

The decrease in backlog at Cessna is mainly attributable to cancelled business jet orders due to continued weakness in the general aviation industry and deliveries in the quarter.  The decrease in backlog at Textron Systems primarily reflects deliveries in excess of orders for Unmanned Aircraft Systems and Armored Security Vehicles.

Segment Analysis

Segment profit is an important measure used to evaluate performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges.  The measurement for the Finance segment includes interest income and expense and excludes special charges.

Cessna
	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Revenues	$433	$769
Segment profit	(24)	90

In the first quarter of 2010, Cessna’s revenues and segment profit decreased $336 million and $114 million, respectively, compared with the first quarter of 2009.  Revenues decreased at Cessna primarily due to lower business jet volume in most of its product lines.  We delivered 31 jets in the first quarter of 2010, compared with 69 jets in the corresponding period of 2009.  This decrease was partially offset by higher used aircraft volume of $10 million, higher CitationAir volume of $9 million and higher spare parts, product support and maintenance volume of $7 million.

Segment profit decreased primarily due to the $122 million impact from lower volume, a nonrecurring $50 million gain on the 2009 sale of CESCOM assets and higher inflation of $15 million, partially offset by improved performance of $68 million.  The improved performance includes $36 million in lower engineering, selling and administrative expenses, largely due to workforce reductions, and lower inventory reserves and used aircraft write-downs of $20 million.

Bell
	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Revenues	$618	$742
Segment profit	74	69

Revenues decreased $124 million and segment profit increased $5 million in the first quarter of 2010, compared with the first quarter of 2009.  The decrease in revenues primarily reflects lower commercial volume of $89 million, reflecting lower customer demand for helicopters, spares and other support, lower V-22 volume of $39 million, related to the timing of aircraft deliveries, spares and support, and an $18 million impact from revenue recognized in 2009 on the ARH program related to termination support.  These decreases were partially offset by higher military spare parts, product support and maintenance volume of $19 million.

Segment profit increased primarily due to improved performance of $36 million reflecting lower warranty costs of $7 million, improved performance related to the H-1 program of $7 million, nonrecurring product launch costs of $8 million incurred in 2009 for the 429 program and lower selling and administrative expenses of $6 million.  The improved performance was partially offset by the $28 million impact of lower commercial volume and unfavorable mix and a $3 million impact due to lower net military volume.

Textron Systems
	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Revenues	$458	$418
Segment profit	55	52

Revenues and segment profit increased $40 million and $3 million, respectively, in the first quarter of 2010, compared with the first quarter of 2009, largely due to higher defense volumes.  Revenues increased primarily due to higher Unmanned Aircraft System volume of $44 million, partially offset by lower Sensor Fuzed Weapon volume of $13 million.

Industrial
	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Revenues	$625	$475
Segment profit (loss)	49	(9)

Revenues and segment profit increased $150 million and $58 million, respectively, in the first quarter of 2010, compared with the first quarter of 2009.  Revenues increased primarily due to higher volume of $131 million, largely a result of improvements in the automotive market, and a favorable foreign exchange impact of $16 million.

Segment profit increased primarily due to higher volume of $35 million and improved performance of $35 million, partially offset by higher inflation in excess of pricing of $12 million.  Cost performance has improved largely due to the significant efforts made in 2009 to reduce costs through workforce reductions and other initiatives.

Finance
	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Revenues	$76	$122
Segment loss	(58)	(66)

Revenues and segment loss decreased $46 million and $8 million, respectively, in the first quarter of 2010, compared with the first quarter of 2009, primarily due to the following:
(In millions)	Revenues	Segment Profit
Lower average finance receivables of $1.5 billion	$(26)	$(11)
Increase in valuation allowance on held for sale portfolio	(10)	(10)
Suspended earnings on nonaccrual finance receivables	(8)	(8)
Decrease in the provision for loan losses	—	21
Lower selling and administrative expenses	—	12

Portfolio losses for the first quarter of 2010 decreased $2 million compared with the corresponding period of 2009.  In the first quarter of 2010, a $13 million gain on the sale of one portfolio was offset by impairments on other finance assets.

The provision for loan losses decreased in the first quarter of 2010, compared with the corresponding period of 2009, primarily due to an $8 million decrease in nonaccrual finance receivables during the first quarter of 2010 compared with a $167 million increase in the first quarter of 2009.  The decrease in nonaccrual finance receivables reflects reductions in several of our portfolios, including a $42 million decrease in receivables secured by general aviation aircraft, largely due to the stabilization in aircraft values and the resolution of several significant accounts through sale, repossession or foreclosure.  These reductions were partially offset by a $47 million increase in marina receivables and a $34 million increase in golf course property receivables.

Selling and administrative expenses decreased in the first quarter of 2010, compared with the corresponding period of 2009 mostly due to a reduction in workforce as a result of our exit plan.

This table reflects information about the Finance segment’s credit performance related to finance receivables held for investment.  Finance receivables held for sale are reflected at fair value on the Consolidated Balance Sheets.  As a result, finance receivables held for sale are not included in the credit performance statistics below.

(Dollars in millions)	April 3, 2010	January 2, 2010
Nonaccrual finance receivables	$1,032	$1,040
Allowance for losses	$365	$341
Ratio of nonaccrual finance receivables to finance receivables held for investment	18.54%	16.75%
Ratio of allowance for losses to nonaccrual finance receivables	35.34%	32.79%
Ratio of allowance for losses to finance receivables held for investment	6.55%	5.49%
60+ days contractual delinquency as a percentage of finance receivables	9.33%	9.23%
Operating assets received in satisfaction of troubled loans and leases	$115	$112
Repossessed assets and properties	$110	$119

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

Key information that is utilized in assessing our liquidity is summarized below:
(Dollars in millions)	April 3, 2010	January 2, 2010
Manufacturing group
Cash and equivalents	$1,430	$1,748
Total debt	$3,546	$3,584
Total equity	$2,841	$2,826
Total capital (debt plus equity)	$6,387	$6,410
Net debt to capital (net of cash and cash equivalents)	42.7%	39.4%
Gross debt to capital	55.5%	55.9%
Finance group
Cash and cash equivalents	$79	$144
Securitized off-balance sheet debt	$—	$31
Total debt on-balance sheet	$4,811	$5,667

We believe that with our existing cash balances, coupled with the continued successful execution of the exit plan for the non-captive portion of the commercial finance business, and cash we expect to generate from our manufacturing operations, we will have sufficient cash to meet our future needs.

During the quarter, our credit ratings were affirmed by Moody’s Investor Service and Fitch Ratings and both rating agencies improved their outlooks for Textron Inc. and Textron Financial Corporation to stable. On April 20, 2010, Standard & Poor’s affirmed its rating of both companies and improved its outlook to stable.

Subsequent to quarter-end, we decided to pay down a portion of the outstanding amount owed under Textron Inc.’s bank line of credit and repaid approximately $250 million.  This debt was classified as long-term debt on our balance sheet at April 3, 2010.

In connection with the exit plan, we reduced our managed finance receivables by $769 million in the first quarter of 2010 through a combination of scheduled collections, sales, discounted payoffs, repossession of collateral, charge-offs and impairment charges.  We measure the success of the exit plan based on the percentage of managed finance receivable and other finance asset reductions converted to cash.  In the first quarter of 2010, we had a cash conversion ratio of 95%.  In 2010, we now expect a total reduction in managed finance receivables for the full year of approximately $1.8 billion, net of originations, which includes non-captive finance receivables as well as captive finance receivables.  At April 3, 2010, the exit plan applied to the remaining $3.5 billion of the Finance group’s non-captive managed finance receivable portfolio.

On April 3, 2010, the Finance group had $1.3 billion in debt and $341 million in other liabilities, primarily accounts payable and accrued expenses, that are payable within the next 12 months.

Our common stock price exceeded the conversion threshold price of $17.06 per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2010.  Accordingly, the notes are convertible at the holder’s option through June 30, 2010.  We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the Convertible Notes.  We intend to settle the face value of the Convertible Notes in cash.  We have continued to classify these Convertible Notes as long-term based on our intent and ability to maintain the debt outstanding for a least one year through the use of various funding sources available to us.

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

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Net cash used in operating activities of continuing operations – GAAP	$(66)	$(134)
Less: Dividends received from the Finance group	(125)	(84)
Plus: Capital contributions paid to Finance group	75	—
Less: Capital expenditures	(38)	(69)
Plus: Proceeds on sale of property, plant and equipment	1	1
Manufacturing free cash flow – Non-GAAP	$(153)	$(286)

Cash used for restructuring activities totaled $20 million in the first quarter of 2010, compared with $27 million in the corresponding period in 2009.

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statement of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Operating activities	$(66)	$(134)
Investing activities	(75)	(89)
Financing activities	(166)	454

Operating activities used less cash in the first quarter of 2010 compared with 2009, largely due to improvements in working capital, partially offset by lower earnings, primarily due to reduced volume at Cessna and Bell.  We used $277 million in working capital in the first quarter of 2010, compared with $430 million in the corresponding period of 2009.

In the first quarter of 2010, financing activities primarily consisted of a $150 million use of cash for intergroup financing of the Finance group by the Manufacturing group.  In the first quarter of 2009, financing activities included $1.2 billion in proceeds from drawing down on our bank line of credit and $133 million received from the Finance group to repay intergroup borrowings, partially offset by an $869 million reduction in our short-term debt.

Capital Contributions Paid To and Dividends Received From the Finance Group
Under a Support Agreement between Textron Inc. and TFC, Textron Inc. is required to maintain a controlling interest in TFC and consolidated shareholder’s equity of no less than $200 million.  The agreement also requires Textron Inc. to pay TFC a cash payment sufficient to provide that the sum of TFC’s pre-tax earnings before extraordinary items plus fixed charges will not be less than 125% of TFC’s fixed charges.  Cash contributions paid to TFC and dividends paid by TFC to Textron Inc. are detailed below.

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Dividends paid by TFC to Textron Inc.	$125	$84
Capital contributions paid to TFC under Support Agreement	(75)	—

An additional cash contribution of $71 million was made to TFC on April 9, 2010, which was reflected as capital contribution, to maintain compliance with the fixed charge coverage ratio required by the Support Agreement.  Due to the nature of these contributions, we classify these contributions within cash flows used by operating activities for the Manufacturing group in the Consolidated Statement of Cash Flows.  Capital contributions to support Finance group growth in the ongoing captive finance business are classified as cash flows from financing activities.  The Finance group’s net income (loss) is excluded from the Manufacturing group’s cash flows, while dividends from the Finance group are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.

Finance Group Cash Flows
The cash flows from continuing operations for the Finance group are summarized below:

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Operating activities	$(50)	$18
Investing activities	771	327
Financing activities	(785)	274

The Finance group used more cash for operating activities primarily due to a $51 million payment to the Manufacturing group in the first quarter of 2010 under the tax sharing agreement, compared with $6 million in the corresponding period of 2009.

The Finance group generated more cash from investing activities as new finance receivable originations declined to $226 million in the first quarter of 2010, compared with $1.3 billion in the first quarter of 2009 as we continued to effect our exit plan for the non-captive business.  Finance receivables repaid and proceeds from sales and securitizations decreased to $937 million in the first quarter of 2010, compared with $1.6 billion in the first quarter of 2009.

The Finance group used more cash for financing activities in the first quarter of 2010, compared with the corresponding period of 2009, since there were no proceeds from third-party borrowings in the first quarter of 2010 to offset debt repayments, compared with $1.7 billion in proceeds from the first quarter 2009 drawdown on our bank lines of credit.  Principal payments on short- and long-term debt totaled $925 million in the first quarter of 2010, compared with $1.3 billion in the corresponding period of 2009.

In the first quarter of 2010, the Finance group borrowed an additional $150 million from the Manufacturing group, while in the first quarter of 2009 the Finance group repaid $112 million to the Manufacturing group.  As of April 3, 2010, the outstanding balance due to the Manufacturing group was $563 million.

Consolidated Cash Flows
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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(81)	$(120)
Cash received from customers, sale of receivables and securitizations	159	159
Capital contributions made to Cessna Export Finance Corp.	(20)	—
Other	(1)	—
Total reclassifications from investing activities	57	39
Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group	75	—
Dividends received by Manufacturing group from Finance group	(125)	(84)
Capital contributions made to Cessna Export Finance Corp.	20	—
Total reclassifications from financing activities	(30)	(84)
Total reclassifications and adjustments to cash flow from operating activities	$27	$(45)

The consolidated cash flows from continuing operations, after elimination of activity noted above, are summarized below:

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Operating activities	$(89)	$(161)
Investing activities	639	220
Financing activities	(921)	791

On a consolidated basis, less cash was used for operating activities largely due to a $78 million increase in cash received on captive finance receivables, net of originations, in the first quarter of 2010, compared with $39 million in the corresponding period of 2009.

We generated more cash from investing activities as new finance receivable originations declined to $145 million in the first quarter of 2010, compared with $1.2 billion in the corresponding period of 2009 as we continued effecting our exit plan for the non-captive finance business.  Finance receivables repaid and proceeds from sales and securitizations decreased to $778 million in the first quarter of 2010, compared with $1.4 billion in the first quarter of 2009.

In the first quarter of 2010, financing activities primarily consisted of a $936 million in principal payments on long-term debt.  In the first quarter of 2009, financing activities included $3.0 billion in proceeds from drawing down on our lines of credit, partially offset by a $1.6 billion reduction in our short-term debt and $578 million in principal payments on long-term debt.

Consolidated Discontinued Operations Cash Flows
The cash flows from discontinued operations are summarized below:

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009
Operating activities	$1	$(8)
Investing activities	—	302

In the first quarter of 2009, cash flow from investing activities for discontinued operations is primarily related to proceeds from the sale of HR Textron.

Forward Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, such as the Risk Factors contained in our Annual Report on Form 10-K and including the following: (a) changes in worldwide economic and political conditions that impact demand for our products, interest rates and foreign exchange rates; (b) the interruption of production at our facilities or our customers or suppliers; (c) performance issues with key suppliers, subcontractors and business partners; (d) our ability to perform as anticipated and to control costs under contracts with the U.S. Government; (e) the U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards; (f) changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Iraqi Freedom, Operation Enduring Freedom and the Overseas Contingency Operations; (g) changes in national or international funding priorities, U.S. and foreign military budget constraints and determinations, and government policies on the export and import of military and commercial products; (h) legislative or regulatory actions impacting our operations or demand for our products; (i) the ability to control costs and successful implementation of various cost-reduction programs; (j) the timing of new product launches and certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which our products are sold or supplied or in which our Finance segment holds receivables; (l) changes in aircraft delivery schedules or cancellation or deferrals of orders; (m) the impact of changes in tax legislation; (n) the extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (o) our ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) our ability to realize full value of receivables; (q) the availability and cost of insurance; (r) increases in pension expenses and other postretirement employee costs; (s) our Finance segment’s ability to maintain portfolio credit quality; (t) Textron Financial Corporation’s (“TFC”) ability to maintain certain minimum levels of financial performance required under its committed bank lines of credit and under Textron’s support agreement with TFC; (u) our Finance segment’s access to financing, including securitizations, at competitive rates; (v) our ability to successfully exit from TFC’s commercial finance business, other than the captive finance business; (w) uncertainty in estimating market value of TFC’s receivables held for sale and reserves for TFC’s receivables to be retained; (x) uncertainty in estimating contingent liabilities and unrecognized tax benefits and establishing reserves to address such items; (y) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (z) the efficacy of research and development investments to develop new products; (aa) the launching of significant new products or programs which could result in unanticipated expenses; (bb) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; (cc) difficult conditions in the financial markets which may adversely impact our customers’ ability to fund or finance purchases of our products; and (dd) continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the first quarter of 2010.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2009 Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, on August 13, 2009, a purported shareholder class action lawsuit was filed in the United States District Court in Rhode Island against Textron, its Chairman and former Chief Executive Officer and its former Chief Financial Officer.  The suit, filed by the City of Roseville Employees' Retirement System, alleges that the defendants violated the federal securities laws by making material misrepresentations or omissions related to Cessna and Textron Financial Corporation.  The complaint seeks unspecified compensatory damages.  In December 2009, the Automotive Industries Pension Trust Fund was appointed lead plaintiff in the case. On February 8, 2010, an amended class action complaint was filed with the Court.  The amended complaint names as additional defendants Textron Financial Corporation and three of its present and former officers.  On April 6, 2010, the court entered a stipulation agreed to by the parties in which plaintiffs voluntarily dismissed, without prejudice, certain causes of action in the amended complaint.  On April 9, 2010, all defendants moved to dismiss the remaining counts of the amended complaint, and that motion is still pending.

As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, on August 21, 2009, a purported class action lawsuit was filed in the United States District Court in Rhode Island by Dianne Leach, an alleged participant in the Textron Savings Plan.  Six additional substantially similar class action lawsuits were subsequently filed by other individuals.  The complaints varyingly name Textron and certain present and former employees, officers and directors as defendants. These lawsuits allege that the defendants violated the United States Employee Retirement Income Security Act by imprudently permitting participants in the Textron Savings Plan to invest in Textron common stock.  The complaints seek equitable relief and unspecified compensatory damages. On February 2, 2010, an amended class action complaint was filed consolidating the seven previous lawsuits into a single complaint.  On March 19, 2010, all defendants moved to dismiss the consolidated amended complaint, and that motion is still pending.

As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, on November 18, 2009, a purported derivative lawsuit was filed by John D. Walker in the United States District Court of Rhode Island against certain present and former officers and directors of Textron.  The suit alleges violations of the federal securities laws consistent with the Roseville action described above, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment.  On February 16, 2010, all defendants moved to dismiss the derivative complaint, and that motion is still pending.

Textron believes that these lawsuits are without merit and intends to defend them vigorously.

Item 5.    OTHER INFORMATION

At Textron’s annual meeting of shareholders held on April 28, 2010, the following items were voted upon:

1.	The following persons were elected to serve as directors in Class II for three year terms expiring in 2013 and received the votes listed:

	For	Against	Abstain	Broker Non-Vote
Kathleen M. Bader	199,051,891.722	8,688,338.006	2,150,282.631	28,708,906
R. Kerry Clark	166,650,540.287	36,733,492.218	6,506,476.854	28,708,909
Ivor J. Evans	166,044,542.577	37,161,722.344	6,684,245.438	28,708,908
Lord Powell of Bayswater KCMG	158,609,957.863	44,622,459.140	6,658,090.356	28,708,911
James L. Ziemer	199,577,421.441	8,255,875.871	2,057,214.047	28,708,907

The following directors have terms of office which continued after the meeting:  Class III expiring in 2011:  Paul E. Gagne, Dain M. Hancock, Lloyd G. Trotter and Thomas B. Wheeler; and Class I expiring in 2012:  Lewis B. Campbell, Scott C. Donnelly, Lawrence K. Fish and Joe T. Ford.

2.
The amendments to our Amended and Restated 2007 Long-Term Incentive Plan, as amended (the “2007 Plan”), and our 1999 Long-Term Incentive Plan, as amended and restated, to allow for a one-time stock option exchange program for employees other than executive officers were approved by the following vote:

For	Against	Abstain	Broker Non-Vote
181,062,416.003	26,540,877.792	2,287,212.564	28,708,912

In addition, certain additional amendments to the 2007 Plan were also approved, as follows:

•	The definition of “change of control” in the 2007 Plan was amended to require consummation of a transaction, rather than just shareholder approval of a transaction, for a change of control to occur;
•	The 2007 Plan has been amended to clarify that no future option exchange for cash may be conducted without shareholder approval; and
•
The 2007 Plan has been amended to prohibit amendments that (i) increase benefits to participants, (ii) increase the number of shares reserved under the plan or (iii) modify the requirements for participation in the plan, without, in any such case, receiving shareholder approval of such amendment.

3.
The amendment to our Restated Certificate of Incorporation to phase out the classification of the Board of Directors and to provide instead for the annual election of directors, to reflect the current number of directors and to restate the par value of preferred stock to $.01 par value, was approved by the following vote:

For	Against	Abstain	Broker Non-Vote
230,645,209.444	6,154,224.352	1,799,984.563	0

Also, the amendment to Section 3.13 of Textron’s Amended and Restated By-Laws, which was approved by the Board of Directors contingent upon shareholder approval of the declassification amendment, has become effective; this amendment revises the By-Laws to provide, consistent with Delaware law, that directors may be removed with or without cause by a vote of the holders of a majority of the outstanding shares entitled to vote.

4.	The appointment of Ernst & Young LLP by the Audit Committee as Textron's independent registered public accounting firm for 2010 was ratified by the following vote:

For	Against	Abstain	Broker Non-Vote
233,548,265.772	3,502,952.730	1,548,199.857	0

Item 6.	EXHIBITS

3.1	Restated Certificate of Incorporation of Textron Inc., as filed with the Secretary of State of Delaware on April 29, 2010

3.2	Amended and Restated By-Laws of Textron Inc.

10.1	Textron Inc. Short-Term Incentive Plan (As amended and restated effective January 3, 2010)

10.2	Deferred Income Plan for Textron Executives, Effective January 3, 2010, including Appendix A, Provisions of the Deferred Income Plan for Textron Key Executives (As in effect before January 1, 2008)

10.3
Textron Spillover Savings Plan, Effective January 3, 2010, including Appendix A, Defined Contribution Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2008)

10.4
Textron Spillover Pension Plan, As Amended and Restated Effective January 3, 2010, including Appendix A (as amended and restated effective January 3, 2010), Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007)

10.5
Supplemental Retirement Plan for Textron Key Executives, As Amended and Restated Effective January 3, 2010, including Appendix A, Provisions of the Supplemental Retirement Plan for Textron Key Executives (As in effect before January 1, 2008)

10.6	Survivor Benefit Plan for Textron Key Executives (As amended and restated effective January 3, 2010)

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	April 30, 2010	/s/Richard L. Yates
Richard L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

3.1	Restated Certificate of Incorporation of Textron Inc., as filed with the Secretary of State of Delaware on April 29, 2010

3.2	Amended and Restated By-Laws of Textron Inc.

10.1	Textron Inc. Short-Term Incentive Plan (As amended and restated effective January 3, 2010)

10.2	Deferred Income Plan for Textron Executives, Effective January 3, 2010, including Appendix A, Provisions of the Deferred Income Plan for Textron Key Executives (As in effect before January 1, 2008)

10.3
Textron Spillover Savings Plan, Effective January 3, 2010, including Appendix A, Defined Contribution Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2008)

10.4
Textron Spillover Pension Plan, As Amended and Restated Effective January 3, 2010, including Appendix A (as amended and restated effective January 3, 2010), Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007)

10.5
Supplemental Retirement Plan for Textron Key Executives, As Amended and Restated Effective January 3, 2010, including Appendix A, Provisions of the Supplemental Retirement Plan for Textron Key Executives (As in effect before January 1, 2008)

10.6	Survivor Benefit Plan for Textron Key Executives (As amended and restated effective January 3, 2010)

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.