Form 10-Q
period 2010-07-03
TEXTRON INC
filed 2010-07-29
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 3, 2010 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 17, 2010, there were 274,212,816 shares of common stock outstanding.

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues
Manufacturing revenues	$2,653	$2,526	$4,787	$4,930
Finance revenues	56	86	132	208
Total revenues	2,709	2,612	4,919	5,138
Costs, expenses and other
Cost of sales	2,188	2,099	3,963	4,097
Selling and administrative expense	299	340	585	686
Provision for losses on finance receivables	44	87	99	163
Interest expense	69	77	140	160
Gain on sale of assets	—	—	—	(50)
Special charges	10	129	22	161
Total costs, expenses and other	2,610	2,732	4,809	5,217
Income (loss) from continuing operations before income taxes	99	(120)	110	(79)
Income tax expense (benefit)	18	(58)	33	(60)
Income (loss) from continuing operations	81	(62)	77	(19)
Income (loss) from discontinued operations, net of income taxes	1	4	(3)	47
Net income (loss)	$82	$(58)	$74	$28
Basic earnings per share
Continuing operations	$0.30	$(0.23)	$0.28	$(0.07)
Discontinued operations	—	0.01	(0.01)	0.18
Basic earnings per share	$0.30	$(0.22)	$0.27	$0.11
Diluted earnings per share
Continuing operations	$0.27	$(0.23)	$0.26	$(0.07)
Discontinued operations	—	0.01	(0.01)	0.18
Diluted earnings per share	$0.27	$(0.22)	$0.25	$0.11
Dividends per share
Common stock	$0.02	$0.02	$0.04	$0.04

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except share data)

	July 3, 2010	January 2, 2010
Assets
Manufacturing group
Cash and equivalents	$1,021	$1,748
Accounts receivable, net	970	894
Inventories	2,480	2,273
Other current assets	1,125	985
Total current assets	5,596	5,900
Property, plant and equipment, less accumulated depreciation and amortization of $2,730 and $2,666	1,900	1,968
Goodwill	1,616	1,622
Other assets	1,887	1,938
Total Manufacturing group assets	10,999	11,428
Finance group
Cash and equivalents	170	144
Finance receivables held for investment, net	4,725	5,865
Finance receivables held for sale	535	819
Other assets	694	684
Total Finance group assets	6,124	7,512
Total assets	$17,123	$18,940
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$136	$134
Accounts payable	710	569
Accrued liabilities	1,807	2,039
Total current liabilities	2,653	2,742
Other liabilities	3,220	3,253
Long-term debt	2,900	3,450
Total Manufacturing group liabilities	8,773	9,445
Finance group
Other liabilities	1,039	866
Deferred income taxes	150	136
Debt	4,247	5,667
Total Finance group liabilities	5,436	6,669
Total liabilities	14,209	16,114
Shareholders’ equity
Common stock	35	35
Capital surplus	1,331	1,369
Retained earnings	3,036	2,973
Accumulated other comprehensive loss	(1,335)	(1,321)
	3,067	3,056
Less cost of treasury shares	153	230
Total shareholders’ equity	2,914	2,826
Total liabilities and shareholders’ equity	$17,123	$18,940
Common shares outstanding (in thousands)	274,091	272,272
    See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended July 3, 2010 and July 4, 2009, respectively
(In millions)
	Consolidated
	2010	2009
Cash flows from operating activities:
Net income	$74	$28
Income (loss) from discontinued operations	(3)	47
Income (loss) from continuing operations	77	(19)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	187	197
Provision for losses on finance receivables held for investment	99	163
Portfolio losses on finance receivables	50	60
Deferred income taxes	11	(126)
Other, net	55	69
Changes in assets and liabilities:
Accounts receivable, net	(94)	70
Inventories	(217)	75
Other assets	127	(12)
Accounts payable	152	(382)
Accrued and other liabilities	(356)	(193)
Captive finance receivables, net	159	84
Other operating activities, net	—	22
Net cash provided by (used in) operating activities of continuing operations	250	8
Net cash used in operating activities of discontinued operations	(3)	(12)
Net cash provided by (used in) operating activities	247	(4)
Cash flows from investing activities:
Finance receivables originated or purchased	(270)	(1,950)
Finance receivables repaid	990	2,505
Proceeds on receivables sales, including securitizations	343	184
Capital expenditures	(83)	(113)
Net cash used in acquisitions	(43)	—
Proceeds from sale of repossessed assets and properties	66	127
Other investing activities, net	36	66
Net cash provided by (used in) investing activities of continuing operations	1,039	819
Net cash provided by investing activities of discontinued operations	—	261
Net cash provided by (used in) investing activities	1,039	1,080
Cash flows from financing activities:
Payments on long-term lines of credit	(502)	(28)
Principal payments on long-term debt	(1,491)	(1,435)
Proceeds from issuance of long-term debt	28	16
Decrease in short-term debt	—	(1,628)
Proceeds from long-term lines of credit	—	2,970
Payments on borrowings against officers life insurance policies	—	(410)
Proceeds from issuance of convertible notes, net of fees paid	—	582
Purchase of convertible note hedge	—	(140)
Proceeds from issuance of common stock and warrants	—	333
Proceeds from option exercises	2	—
Dividends paid	(11)	(10)
Net cash provided by (used in) financing activities of continuing operations	(1,974)	250
Effect of exchange rate changes on cash and equivalents	(13)	12
Net increase (decrease) in cash and equivalents	(701)	1,338
Cash and equivalents at beginning of period	1,892	547
Cash and equivalents at end of period	$1,191	$1,885
    See Notes to the consolidated financial statements

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended July 3, 2010 and July 4, 2009, respectively
 (In millions)
	Manufacturing Group		Finance Group
	2010	2009	2010	2009
Cash flows from operating activities:
Net income (loss)	$152	$146	$(78)	$(118)
Income (loss) from discontinued operations	(3)	47	—	—
Income (loss) from continuing operations	155	99	(78)	(118)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from the Finance group	215	184	—	—
Capital contribution paid to Finance group	(146)	(88)	—	—
Non-cash items:
Depreciation and amortization	170	178	17	19
Provision for losses on finance receivables held for investment	—	—	99	163
Portfolio losses on finance receivables	—	—	50	60
Deferred income taxes	32	(3)	(21)	(123)
Other, net	55	108	—	(39)
Changes in assets and liabilities:
Accounts receivable, net	(94)	70	—	—
Inventories	(217)	81	—	—
Other assets	122	(44)	1	26
Accounts payable	152	(382)	—	—
Accrued and other liabilities	(277)	(256)	(79)	63
Other operating activities, net	(1)	1	—	21
Net cash provided by (used in) operating activities of continuing operations	166	(52)	(11)	72
Net cash used in operating activities of discontinued operations	(3)	(12)	—	—
Net cash provided by (used in) operating activities	163	(64)	(11)	72
Cash flows from investing activities:
Finance receivables originated or purchased	—	—	(471)	(2,234)
Finance receivables repaid	—	—	1,350	2,873
Proceeds on receivables sales, including securitizations	—	—	343	184
Capital expenditures	(83)	(113)	—	—
Net cash used in acquisitions	(43)	—	—	—
Proceeds from sale of repossessed assets and properties	—	—	66	127
Other investing activities, net	(17)	(16)	38	61
Net cash provided by (used in) investing activities of continuing operations	(143)	(129)	1,326	1,011
Net cash provided by (used in) investing activities of discontinued operations	—	261	—	—
Net cash provided by (used in) investing activities	(143)	132	1,326	1,011
Cash flows from financing activities:
Payments on long-term lines of credit	(502)	(28)	—	—
Intergroup financing	(212)	133	232	(112)
Principal payments on long-term debt	(11)	(30)	(1,480)	(1,405)
Proceeds from issuance of long-term debt	—	—	28	16
Decrease in short-term debt	—	(869)	—	(759)
Proceeds from long-term lines of credit	—	1,230	—	1,740
Payments on borrowings against officers life insurance policies	—	(410)	—	—
Proceeds from issuance of convertible notes, net of fees paid	—	582	—	—
Purchase of convertible note hedge	—	(140)	—	—
Proceeds from issuance of common stock and warrants	—	333	—	—
Proceeds from option exercises	2	—	—	—
Capital contributions paid to Finance group	—	—	146	88
Dividends paid	(11)	(10)	(215)	(184)
Net cash provided by (used in) financing activities of continuing operations	(734)	791	(1,289)	(616)
Effect of exchange rate changes on cash and equivalents	(13)	6	—	6
Net increase (decrease) in cash and equivalents	(727)	865	26	473
Cash and equivalents at beginning of period	1,748	531	144	16
Cash and equivalents at end of period	$1,021	$1,396	$170	$489
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

Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron Inc. consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments.  The Finance group, which is also the Finance segment, consists of Textron Financial Corporation, its subsidiaries and the securitization trusts consolidated into it, along with three other finance subsidiaries owned by Textron Inc. We designed this framework to enhance our borrowing power by separating the Finance group.  Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services.  Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the consolidated financial statements.  All significant intercompany transactions are eliminated from the consolidated financial statements, including retail and wholesale financing activities for inventory sold by our Manufacturing group and financed by our Finance group.

Note 2:  Special Charges

In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company and announced the exit of portions of our commercial finance business.  Our restructuring program primarily includes corporate and segment direct and indirect workforce reductions and the consolidation of certain operations.  By the end of 2010, we expect to have eliminated approximately 11,200 positions worldwide representing approximately 26% of our global workforce since the inception of the program.  As of July 3, 2010, we have terminated approximately 10,800 employees and have exited 27 leased and owned facilities and plants under this program.

Since the inception of the restructuring program in the fourth quarter of 2008, we have incurred the following costs through July 3, 2010:

(In millions)	Severance Costs	Curtailment Charges, Net	Asset Impairments	Contract Terminations and Other	Total
Cessna	$99	$26	$54	$9	$188
Industrial	22	(4)	9	3	30
Bell	10	—	—	—	10
Textron Systems	7	2	—	1	10
Finance	31	1	11	3	46
Corporate	38	—	—	1	39
	$207	$25	$74	$17	$323

Restructuring costs by segment for the second quarter of 2010, compared with the second quarter of 2009, are as follows:

(In millions)	Severance Costs	Curtailment Charges, Net	Asset Impairments	Contract Terminations	Total Restructuring
Three Months Ended July 3, 2010
Cessna	$6	$—	$—	$—	$6
Textron Systems	1	—	—	—	1
Finance	2	—	—	1	3
	$9	$—	$—	$1	$10
Three Months Ended July 4, 2009
Cessna	$38	$26	$52	$1	$117
Industrial	4	(4)	—	1	1
Textron Systems	1	2	—	—	3
Finance	4	1	—	—	5
Corporate	3	—	—	—	3
	$50	$25	$52	$2	$129

Restructuring costs by segment for the first half of 2010, compared with the first half of 2009, are as follows:

(In millions)	Severance Costs	Curtailment Charges, Net	Asset Impairments	Contract Terminations	Total Restructuring
Six Months Ended July 3, 2010
Cessna	$14	$—	$—	$2	$16
Bell	1	—	—	—	1
Textron Systems	1	—	—	—	1
Finance	5	—	—	1	6
Corporate	(2)	—	—	—	(2)
	$19	$—	$—	$3	$22
Six Months Ended July 4, 2009
Cessna	$64	$26	$52	$1	$143
Industrial	5	(4)	—	1	2
Textron Systems	1	2	—	—	3
Finance	6	1	—	1	8
Corporate	5	—	—	—	5
	$81	$25	$52	$3	$161

An analysis of our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations	Total
Balance at January 2, 2010	$48	$3	$51
Provisions	21	3	24
Reversals	(2)	—	(2)
Cash paid	(28)	—	(28)
Balance at July 3, 2010	$39	$6	$45

We estimate that we will incur approximately $25 million in additional restructuring costs during the second half of 2010, primarily for consolidation and relocation costs of Cessna’s facilities and severance costs at the Cessna and Finance segments, most of which will result in future cash outlays.  We expect that the program will be substantially completed in 2010; however, we expect to incur up to $7 million in 2011 related to exit of the non-captive portion of our commercial finance business primarily attributable to severance.  Additionally, in connection with the liquidation of a Canadian entity within the Finance segment, we expect to take a non-cash after-tax charge of about $78 million to reclassify the entity’s cumulative currency translation adjustment amount within other comprehensive income to the income statement.  Accordingly, the reclassification of this amount will have no impact on shareholders’ equity.  The timing of this non-cash charge is expected to occur in the second half of 2010 once we have substantially liquidated the assets held by the entity.

Note 3:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Three Months Ended
Service cost	$31	$30	$2	$2
Interest cost	79	79	8	10
Expected return on plan assets	(92)	(98)	—	—
Amortization of prior service cost (credit)	4	4	(1)	(2)
Amortization of net loss	9	2	3	2
Net periodic benefit cost	$31	$17	$12	$12
Six Months Ended
Service cost	$62	$63	$4	$4
Interest cost	158	155	16	19
Expected return on plan assets	(184)	(195)	—	—
Amortization of prior service cost (credit)	8	9	(2)	(3)
Amortization of net loss	18	8	6	4
Net periodic benefit cost	$62	$40	$24	$24

Note 4:  Discontinued Operations

On April 3, 2009, we sold HR Textron, an operating unit previously reported within the Textron Systems segment, for $376 million in net cash proceeds.  The sale resulted in an after-tax gain of $8 million after final settlement and net after-tax proceeds of approximately $280 million.  Also, in the first quarter of 2009, we had a $34 million tax benefit from the reduction in tax contingencies as a result of the HR Textron sale and a valuation allowance reversal on a previously established deferred tax asset.

Note 5:  Comprehensive Income

Our comprehensive income, net of taxes, is provided below:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income (loss)	$82	$(58)	$74	$28
Other comprehensive income (loss):
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	10	5	20	12
Unrealized gain on pension, net of income taxes of $48	—	82	—	82
Pension curtailment, net of income taxes of $10	—	15	—	15
Deferred gains (losses) on hedge contracts	—	38	7	30
Net deferred loss on retained interests	—	(7)	—	(9)
Foreign currency translation and other	(32)	32	(41)	34
Comprehensive income	$60	$107	$60	$192

Note 6:  Income Tax Expense (Benefit)

For the three and six months ended July 3, 2010, income tax expense for continuing operations totaled $18 million and $33 million, respectively, and equated to an effective income tax rate (provision on income) of 18.2% and 30.0%.  In the second quarter of 2010, the rate was lower than the statutory rate primarily due to $10 million in benefits related to changes in the functional currency of two Canadian subsidiaries due to the termination of qualified business status for one subsidiary and a Quebec legislative change for another subsidiary.  For the first half of 2010, the effective tax rate included the write-off of an $11 million deferred tax asset related to a change in the tax treatment of the Medicare Part D program related to U.S. health-care legislation enacted in the first quarter, partially offset by $10 million in benefits related to changes in the functional currency of two Canadian subsidiaries noted above.

For the three and six months ended July 4, 2009, the income tax (benefit) for continuing operations totaled $(58) million and $(60) million, respectively, and equated to an effective income tax rate (benefit on loss) of 48.3% and 75.9%.  In the second quarter of 2009, the rate was higher than the statutory rate primarily due to a $5 million benefit on the reversal of a valuation allowance resulting from a change in management’s assessment of the realizability of a deferred tax asset in one of our Canadian subsidiaries and $3 million in research and development credits.  For the first half of 2009, the effective tax rate included a $10 million benefit from the adoption, for Canadian tax purposes, of the U.S. dollar as the functional currency for a Canadian subsidiary, a $14 million reduction in unrecognized tax benefits due to the recognition of a capital gain in connection with the sale of CESCOM and a $7 million reduction in a valuation allowance related to contingent payments on a prior year transaction.

Note 7:  Earnings Per Share

We calculate basic and diluted earnings per share based on net income, which approximates income available to common shareholders for each period.  Basic earnings per share is calculated using the two-class method.  This method includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock, which are deemed participating securities as they provide nonforfeitable rights to dividends.  Diluted earnings per share considers the dilutive effect of all potential future common stock, including convertible preferred shares, Convertible Notes, stock options and warrants and restricted stock units in the weighted-average number of common shares outstanding.

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Basic weighted-average shares outstanding	274,098	264,091	273,636	255,261
Dilutive effect of Convertible Notes, stock options and warrants and restricted stock units	28,299	—	28,133	—
Diluted weighted-average shares outstanding	302,397	264,091	301,769	255,261

Stock options to purchase 6 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for the three and six months ended July 3, 2010, as the exercise prices were greater than the average market price of our common stock for the periods.  These securities may dilute earnings per share in the future.  Diluted weighted-average shares outstanding for the three and six months ended July 4, 2009 equal basic weighted-average shares outstanding, as we incurred losses from continuing operations in each of these periods.

Note 8:  Accounts Receivable and Finance Receivables Held for Investment

(In millions)	July 3, 2010	January 2, 2010
Accounts receivable - Commercial	$554	$470
Accounts receivable - U.S. Government contracts	436	447
Gross accounts receivable	990	917
Allowance for doubtful accounts	(20)	(23)
Accounts receivable, net	$970	$894
Finance receivables held for investment	$5,077	$6,206
Allowance for loan losses	(352)	(341)
Finance receivables held for investment, net	$4,725	$5,865

The activity in the Finance group’s allowances for loan losses is provided below:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Reserve at the beginning of period	$365	$220	$341	$191
Provision for losses	44	87	99	163
Net charge-offs	(57)	(23)	(88)	(70)
Reserve at the end of period	$352	$284	$352	$284

We periodically evaluate finance receivables held for investment, excluding homogeneous loan portfolios and finance leases, for impairment.  Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from this assessment.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired finance receivables are classified as either nonaccrual or accrual loans.  Nonaccrual finance receivables include accounts that are contractually delinquent by more than three months for which the accrual of interest income is suspended.  We do not use the cash basis method to recognize interest income on these receivables.  Impaired accrual finance receivables represent loans with original terms that have been or are expected to be significantly modified to reflect deferred principal payments, generally at market interest rates, for which collection of principal and interest is not doubtful.

Our impaired finance receivables are as follows:

(In millions)	July 3, 2010	January 2, 2010
Impaired nonaccrual finance receivables	$817	$984
Impaired accrual finance receivables	195	217
Total impaired finance receivables	1,012	1,201
Less: Impaired finance receivables without identified reserve requirements	293	362
Impaired nonaccrual finance receivables with identified reserve requirements	$719	$839
Allowance for losses on impaired nonaccrual finance receivables	$181	$153

The average recorded investment in impaired nonaccrual finance receivables was $922 million and $417 million in the first half of 2010 and 2009, respectively.  The average recorded investment in impaired accrual finance receivables amounted to $118 million and $62 million in the first half of 2010 and 2009, respectively.

Nonaccrual finance receivables include impaired finance receivables, as well as accounts in homogeneous loan portfolios that are not considered to be impaired but are contractually delinquent by more than three months.  At July 3, 2010 and January 2, 2010, nonaccrual finance receivables totaled $876 million and $1.04 billion, respectively.  The reduction in nonaccrual finance receivables primarily reflects the resolution of several significant accounts through repossession of collateral, restructure of finance receivables and cash collections, partially offset by new finance receivables identified as nonaccrual in 2010.

Note 9:  Inventories

(In millions)	July 3, 2010	January 2, 2010
Finished goods	$872	$735
Work in process	2,145	1,861
Raw materials	541	613
	3,558	3,209
Progress/milestone payments	(1,078)	(936)
	$2,480	$2,273

Note 10: Debt

On May 5, 2009, we issued $600 million of 4.5% Convertible Senior Notes with a maturity date of May 1, 2013 as discussed in Note 8 to the Consolidated Financial Statements in Textron’s 2009 Annual Report on Form 10-K.  For at least 20 trading days during the 30 consecutive trading days ended June 30, 2010, our common stock price exceeded the conversion threshold price set forth for these Convertible Notes of $17.06 per share.  Accordingly, the notes are convertible at the holder’s option through September 30, 2010.  We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the Convertible Notes.  We intend to settle the face value of the Convertible Notes in cash.  We have continued to classify these Convertible Notes as long-term based on our intent and ability to maintain the debt outstanding for at least one year through the use of various funding sources available to us.

Note 11:  Guarantees and Indemnifications

As disclosed under the caption “Guarantees and Indemnifications” in Note 18 to the Consolidated Financial Statements in Textron’s 2009 Annual Report on Form 10-K, we have issued or are party to certain guarantees.  As of July 3, 2010, there has been no material change to these guarantees.

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

Changes in our warranty and product maintenance liabilities are as follows:

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009
Accrual at the beginning of period	$263	$278
Provision	83	81
Settlements	(113)	(117)
Adjustments to prior accrual estimates	—	1
Accrual at the end of period	$233	$243

Note 12:  Commitments and Contingencies

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

Note 13. Derivative Instruments and Fair Value Measurements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Our assets and liabilities that are recorded at fair value on a recurring basis consist of derivative financial instruments, which are categorized as Level 2 in the fair value hierarchy.  The notional and fair value amounts of these instruments that are designated as hedging instruments are provided below:

		Notional Amount		Asset (Liability)
(In millions)	Borrowing Group	July 3, 2010	January 2, 2010	July 3, 2010	January 2, 2010
Assets
Interest rate exchange contracts*	Finance	$655	$1,333	$41	$43
Cross-currency interest rate exchange contracts	Finance	140	161	29	18
Foreign currency exchange contracts	Manufacturing	542	696	44	54
Total		$1,337	$2,190	$114	$115
Liabilities
Interest rate exchange contracts*	Finance	$366	$32	$(8)	$(3)
Foreign currency exchange contracts	Manufacturing	22	80	(2)	(5)
Total		$388	$112	$(10)	$(8)
*Represents a fair value hedge.

The fair values of derivative instruments for the Manufacturing group are included in either other current assets or accrued liabilities in our balance sheet.  For the Finance group, these instruments are included in either other assets or other liabilities.

The Finance group’s interest rate exchange contracts are not exchange-traded and are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared to a standard AA-rated counterparty; however, this had no significant impact on the valuation as of July 3, 2010.

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

		Three Months Ended		Six Months Ended
(In millions)	Gain (Loss) Location	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Interest rate exchange contracts	Interest expense	$9	$(19)	$19	$(15)
Interest rate exchange contracts	Finance charges	(7)	8	(11)	6

Cash Flow Hedges
We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities created in the normal course of business.  We primarily utilize forward exchange contracts and purchased options with maturities of no more than 18 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At July 3, 2010, we had an accumulated net deferred gain of $27 million in other comprehensive income (OCI) related to these cash flow hedges.  As the underlying transactions occur, we expect to reclassify a $12 million gain into earnings in the next 12 months and $15 million of gains into earnings in the following 12-month period.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in OCI to the extent they are effective as cash flow hedges.  If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings.  Currency effects on the effective portion of these hedges, which are reflected in the cumulative translation adjustment account within OCI, produced a $45 million after-tax gain in the first half of 2010, resulting in an accumulated net deferred gain of $33 million at July 3, 2010.  There was no ineffectiveness related to these hedges in 2010.

For our cash flow hedges, the amount of gain (loss) recognized in OCI and the amount reclassified from accumulated other comprehensive loss into income for the Manufacturing group for the respective periods is provided in the following table:

	Amount of Gain(Loss) Recognized in OCI (Effective Portion)		Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(In millions)	July 3, 2010	July 4, 2009	Gain(Loss) Location	July 3, 2010	July 4, 2009
Three Months Ended
Foreign currency exchange contracts	$(1)	$38	Cost of sales	$4	$(4)
Forward contracts for Textron stock	—	—	Selling and administrative expense	(1)	(2)
Six Months Ended
Foreign currency exchange contracts	$5	$31	Cost of sales	$7	$(9)
Forward contracts for Textron stock	—	(4)	Selling and administrative expense	(1)	(4)

Derivatives Not Designated as Hedges
The Manufacturing group enters into certain foreign currency exchange contracts that do not meet hedge accounting criteria and primarily are intended to protect against exposure related to intercompany financing transactions. For these instruments, the Manufacturing group reported in selling and administrative expense a gain of $6 million and $14 million for the three and six months ended July 3, 2010, respectively, and $8 million and $25 million for the three and six months ended July 4, 2009, respectively.  These gains were offset by the revaluation of the intercompany financing transactions.

The Finance group also utilizes foreign currency exchange contracts that do not meet hedge accounting criteria and are intended to convert certain foreign currency denominated assets and liabilities into the functional currency of the respective legal entity.  Gains and losses related to these derivative instruments are naturally offset by the translation of the related foreign currency denominated assets and liabilities.  For these instruments, the Finance group reported in selling and administrative expense a gain (loss) of $4 million and $(3) million for the three and six months ended July 3, 2010, respectively, and a $52 million loss for the three and six months ended July 4, 2009.  These gains (losses) were largely offset by gains (losses) resulting from the translation of foreign currency denominated assets and liabilities.

The notional and fair value amounts of the derivative instruments that are not designated as hedging instruments and are categorized as Level 2 in the fair value hierarchy are provided below:

		Notional Amount		Asset (Liability)
(In millions)	Borrowing Group	July 3, 2010	January 2, 2010	July 3, 2010	January 2, 2010
Foreign currency exchange contracts	Finance	$251	$531	$1	$(13)
Foreign currency exchange contracts	Manufacturing	45	224	1	3
Total		$296	$755	$2	$(10)

Counterparty Credit Risk
Our exposure to loss from nonperformance by the counterparties to our derivative agreements at July 3, 2010 is minimal.  We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due.  We historically have minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A.  The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.  We continuously monitor our exposures to ensure that we limit our risks.

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents those assets that are measured at fair value on a nonrecurring basis that had fair value measurement adjustments during the first half of 2010 and 2009.  These assets were measured using significant unobservable inputs (Level 3) and include the following:
			Gain (Loss)
	Balance at		Six Months Ended
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Finance Group
Finance receivables held for sale	$421	$613	$(15)	$(12)
Impaired finance receivables	519	451	(104)	(117)
Other assets	87	185	(26)	(22)
Manufacturing Group
Other assets	—	—	—	(43)

Finance Receivables Held for Sale - Finance receivables held for sale are recorded at the lower of cost or fair value.  Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value.  At July 3, 2010, finance receivables held for sale totaled $535 million and included portions of golf mortgage, distribution finance and asset-based lending portfolios, along with $119 million of captive finance recievables in the golf equipment portfolio.  The majority of the finance receivables held for sale were identified at the individual loan level.  Golf course mortgages classified as held for sale were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value.  During the first quarter of 2010, we sold $208 million of finance receivables classified as held for sale in the distribution finance product line and recorded a $13 million gain related to this sale.  Total gains related to receivable sales were $17 million for the first half of 2010.

In the first quarter of 2010, we increased the captive golf equipment finance receivables held for sale by $144 million to a total of $225 million, as a result of inquiries we received to purchase finance receivables in this portfolio.  During the second quarter, we came to a preliminary agreement to sell approximately $120 million of these finance receivables; the sale is expected to close in the third quarter of 2010.  As a result, we reclassified the remaining $105 million of captive finance receivables to held for investment.  We believe this activity is consistent with our goal of maximizing the economic value of our portfolio.

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

Impaired Finance Receivables - Finance receivable impairment is measured by comparing the expected future cash flows discounted at the finance receivable’s effective interest rate, or the fair value of the collateral if the receivable is collateral dependent, to its carrying amount. If the carrying amount is higher, we establish a reserve based on this difference. This evaluation is inherently subjective as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the underlying collateral, which may differ from actual results. Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on these receivables is significantly dependent on the fair value of the underlying collateral.  Fair values of collateral are determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. Fair value measurements recorded on impaired finance receivables are recorded within provision for losses on finance receivables.

Other assets – Other assets in the Finance group include repossessed assets and properties, operating assets received in satisfaction of troubled finance receivables and other investments, which are accounted for under the equity method of accounting and have no active, quoted market prices.  The fair value of these assets is determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models.  For our other investments, the discounted cash flow models incorporate assumptions specific to the nature of the investments’ business and underlying assets and include industry valuation benchmarks such as discount rates, capitalization rates and cash flow multiples.  For repossessed assets and properties, which are considered assets held for sale, if the carrying amount of the asset is higher than the estimated fair value, we record a corresponding charge to earnings for the difference.  For operating assets received in satisfaction of troubled finance receivables and other investments, if the sum of the undiscounted cash flows is estimated to be less than the carrying value, we record a charge to earnings for any shortfall between estimated fair value and the carrying amount.

For the Manufacturing group, in the second quarter of 2009, we recorded a $43 million impairment charge to write off capitalized costs that were no longer considered recoverable upon the cancellation of a development program at Cessna.

Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:
	July 3, 2010		January 2, 2010
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing Group
Debt, excluding leases	$(2,926)	$(3,191)	$(3,474)	$(3,762)
Finance Group
Finance receivables held for investment, excluding leases	4,193	3,830	5,159	4,703
Retained interest in securitizations	—	—	6	6
Investment in other marketable securities	59	57	68	55
Debt	(4,247)	(4,081)	(5,667)	(5,439)

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

At July 3, 2010 and January 2, 2010, approximately 39% and 54%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions.  The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations.

Note 14:  Segment Information

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

Our revenues by segment and a reconciliation of segment profit to income (loss) from continuing operations before income taxes are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
REVENUES
Manufacturing Group
Cessna	$635	$871	$1,068	$1,640
Bell	823	670	1,441	1,412
Textron Systems	534	477	992	895
Industrial	661	508	1,286	983
	2,653	2,526	4,787	4,930
Finance Group	56	86	132	208
Total revenues	$2,709	$2,612	$4,919	$5,138
SEGMENT OPERATING PROFIT
Manufacturing Group
Cessna (a)	$3	$48	$(21)	$138
Bell	108	72	182	141
Textron Systems	70	55	125	107
Industrial	51	12	100	3
	232	187	386	389
Finance Group	(71)	(99)	(129)	(165)
Segment profit	161	88	257	224
Special charges	(10)	(129)	(22)	(161)
Corporate expenses and other, net	(17)	(45)	(54)	(80)
Interest expense, net for Manufacturing group	(35)	(34)	(71)	(62)
Income (loss) from continuing operations before income taxes	$99	$(120)	$110	$(79)
(a)	During the first quarter of 2009, we sold the assets of CESCOM, Cessna’s aircraft maintenance tracking service line, resulting in a pre-tax gain of $50 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues
In the second quarter of 2010, revenues increased $97 million, or 4%, to $2.7 billion, compared with the corresponding period of 2009, primarily due to a $210 million increase at Bell and Textron Systems, largely due to higher defense volume, and a $153 million increase in the Industrial segment, mainly due to higher volume reflecting improvements in the automotive industry.  Defense volume was up largely due to an increase in deliveries under the V-22 and H-1 programs and of Unmanned Aircraft Systems.  These increases were partially offset by a $236 million decrease at Cessna reflecting lower new aircraft deliveries and a $30 million decrease in the Finance segment.

In the first half of 2010, revenues decreased $219 million, or 4%, to $4.9 billion, compared with the corresponding period of 2009, primarily due to a $572 million decrease in revenues at Cessna, reflecting lower new aircraft deliveries, and $76 million in lower revenues at the Finance segment largely due to lower average finance receivables resulting from the continued liquidation of the non-captive portfolio and non-recurring gains on debt extinguishment in 2009.  These revenue decreases were partially offset by a $303 million increase in revenues in the Industrial segment largely due to higher volume reflecting improvements in the automotive industry and a $97 million increase in revenues at Textron Systems, primarily due to higher Unmanned Aircraft Systems volume.

Cost of Sales
In the second quarter of 2010, cost of sales as a percentage of Manufacturing revenues was 82.5%, compared with 83.1% in the corresponding period of 2009.  In the first half of 2010, cost of sales as a percentage of Manufacturing revenues was 82.8%, compared with 83.1% in the corresponding period of 2009.  Cost of sales was favorably impacted by improved leverage on higher volume in the Industrial segment as a result of cost reduction initiatives, which was partially offset by higher cost of sales as a percentage of revenue at Cessna.  In 2010, Cessna’s sales mix reflected a higher proportion of lower margin new and used aircraft and its research and development costs represented a greater percentage of the lower revenues.

Selling and Administrative Expense
Selling and administrative expense decreased $41 million, or 12%, to $299 million in the second quarter of 2010, compared with the corresponding period of 2009, primarily due to a $28 million decrease in corporate expense and other, net (described below), a $10 million reduction at Cessna, mainly due to lower sales commissions and professional fees, and a $9 million reduction at the Finance segment.  During 2010, the Finance segment was favorably impacted by lower compensation and related costs due to the continued liquidation of the non-captive portfolio.

Selling and administrative expense decreased $101 million, or 15%, to $585 million in the first half of 2010, compared with the corresponding period of 2009, primarily due to a $42 million reduction at Cessna, largely due to lower sales commissions, professional fees and compensation and related costs, a $26 million decrease in corporate expense and other, net (described below) and a $21 million reduction at the Finance segment.  During 2010, the Finance segment was favorably impacted by lower compensation and related costs due to the continued liquidation of the non-captive portfolio.

Corporate Expense and Other, Net
Corporate expense and other, net represents the portion of selling and administrative expense that is not included in segment profit.  Corporate expense and other, net decreased $28 million, or 62%, to $17 million in the second quarter of 2010, compared with the corresponding period of 2009, primarily due to the $16 million impact of lower stock compensation expense related to a lower prevailing stock price and $7 million in lower interest on borrowings against officers life insurance policies that were repaid in the second quarter of 2009.

Corporate expense and other, net decreased $26 million, or 33%, to $54 million in the first half of 2010, compared with the corresponding period of 2009, primarily due to $13 million in lower interest on borrowings against officers life insurance policies that were repaid in the second quarter of 2009, $8 million in lower compensation expense and $6 million in lower stock compensation expense related to a lower prevailing stock price.

Interest Expense
Interest expense decreased $8 million, or 10%, and $20 million, or 13%, for the three and six months ended July 3, 2010, respectively, compared with the corresponding periods of 2009, primarily due to lower debt in the Finance segment as it liquidates its non-captive portfolio.  Interest expense includes interest for both the Finance group and the Manufacturing group.

Interest expense, net for the Manufacturing group increased $1 million, or 3%, in the second quarter of 2010, compared with the corresponding period of 2009, primarily reflecting an increase in interest expense due to higher weighted-average interest rate debt, largely offset by $10 million of interest income received on intergroup borrowings from the Finance segment.  In the first half of 2010, interest expense, net for the Manufacturing group increased $9 million, primarily reflecting an increase in interest expense due to higher weighted-average interest rate debt, partially offset by $18 million of interest income received on intergroup borrowings from the Finance segment.

Special Charges
For the three and six months ended July 3, 2010, we incurred $10 million and $22 million in restructuring costs, primarily related to severance in the Cessna and Finance segments.  For the three and six months ended July 4, 2009, we incurred $129 million and $161 million in restructuring costs, which primarily included severance costs, asset impairments and curtailment charges related to restructuring activities at Cessna, as described in more detail in Note 2 to the Consolidated Financial Statements.

We estimate that we will incur approximately $25 million in additional restructuring costs during the second half of 2010, primarily for consolidation and relocation costs of Cessna’s facilities and severance costs at the Cessna and Finance segments, most of which will result in future cash outlays.  We expect that the program will be substantially completed in 2010; however, we expect to incur up to $7 million in 2011 related to exit of the non-captive portion of our commercial finance business primarily attributable to severance.  Additionally, in connection with the liquidation of a Canadian entity within the Finance segment, we expect to take a non-cash after-tax charge of about $78 million to reclassify the entity’s cumulative currency translation adjustment amount within other comprehensive income to the income statement.  Accordingly, the reclassification of this amount will have no impact on shareholders’ equity.  The timing of this non-cash charge is expected to occur in the second half of 2010 once we have substantially liquidated the assets held by the entity.

By the end of 2010, we expect to have eliminated approximately 11,200 positions worldwide representing approximately 26% of our global workforce since the inception of the program.  As of July 3, 2010, we have terminated approximately 10,800 employees and have exited 27 leased and owned facilities and plants under this program.

Backlog
Our aircraft and defense business backlog totaled $12.4 billion at July 3, 2010 and was primarily comprised of the following:

(In millions)	July 3, 2010	January 2, 2010
Bell	$7,075	$6,903
Textron Systems	1,627	1,664
Cessna	3,744	4,893

The decrease in backlog at Cessna is mainly attributable to cancelled business jet orders due to continued weakness in the general aviation industry and due to deliveries in the quarter.  The increase in backlog at Bell is primarily due to funding for the H-1 program, partially offset by deliveries in excess of orders for the V-22 program.

Segment Analysis

Segment profit is an important measure used to evaluate performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges.  The measurement for the Finance segment includes interest income and expense and excludes special charges.

Cessna
	Three Months Ended		Six Months Ended
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues	$635	$871	$1,068	$1,640
Segment profit (loss)	3	48	(21)	138

Second Quarter of 2010
Cessna’s revenues and segment profit decreased $236 million and $45 million, respectively, in the second quarter of 2010, compared with the corresponding period of 2009.  Revenues decreased at Cessna primarily due to lower volume in most of its model lines.  We delivered 43 jets in the second quarter of 2010, compared with 84 jets in the corresponding period of 2009.  This decrease was partially offset by higher aftermarket volume of $22 million and higher used aircraft volume of $12 million.

Segment profit decreased primarily due to the lower volume, which lowered segment profit by $79 million, partially offset by improved performance of $37 million.  The improved performance included lower inventory reserves and used aircraft write-downs of $39 million and lower engineering, selling and administrative expenses of $14 million, largely due to workforce reductions, partially offset by lower forfeiture income of $27 million due to fewer order cancellations in 2010.  We wrote down the value of our used aircraft inventory by $41 million in the second quarter of 2009, compared to a write down of $10 million in the second quarter of 2010.  At July 3, 2010, net used inventory totaled $104 million.

First Half of 2010
Cessna’s revenues and segment profit decreased $572 million and $159 million, respectively, in the first half of 2010, compared with the corresponding period of 2009.  Revenues decreased at Cessna primarily due to lower volume in most of its model lines.  We delivered 74 jets in the first half of 2010, compared with 153 jets in the corresponding period of 2009.  This decrease was partially offset by higher aftermarket volume of $29 million and higher used aircraft volume of $22 million.

Segment profit decreased due to the lower volume, which lowered segment profit by $201 million, a nonrecurring $50 million gain on the 2009 sale of CESCOM assets and inflation, net of higher pricing of $13 million, partially offset by improved cost performance of $105 million.  The improved performance included lower inventory reserves and used aircraft write-downs of $59 million and lower engineering, selling and administrative expenses of $54 million, largely due to workforce reductions, partially offset by lower forfeiture income of $25 million due to fewer order cancellations in 2010.

Bell

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues	$823	$670	$1,441	$1,412
Segment profit	108	72	182	141

Second Quarter of 2010
Bell’s revenues and segment profit increased $153 million and $36 million, respectively, in the second quarter of 2010, compared with the corresponding period of 2009.  Bell’s revenues increased primarily due to higher defense volume of $166 million, reflecting more deliveries under the V-22 and H-1 programs, and higher spares and support volume, partially offset by lower commercial volume of $29 million, reflecting lower demand for helicopters.

Segment profit increased primarily due to a $24 million impact from higher defense volumes, a $21 million contribution from the H-1 and V-22 programs upon the recognition of profit in the second quarter of 2010 related to the expected reimbursement of prior year costs and $11 million in lower costs in connection with the termination of certain commercial models in 2009, partially offset by unfavorable mix of $12 million.

First Half of 2010
Bell’s revenues and segment profit increased $29 million and $41 million, respectively, in the first half of 2010, compared with the corresponding period of 2009.  The revenue increase reflects higher V-22 and H-1 volume of $119 million, higher military spare parts, product support and maintenance volume of $34 million and improved pricing of $27 million.  The increase was partially offset by lower commercial volume of $123 million, reflecting lower customer demand for helicopters, spares and other support, and the impact from revenue recognized in 2009 on the cancelled ARH program of $26 million.

Bell’s segment profit increased due to a $21 million contribution from the H-1 and V-22 programs upon the recognition of profit in the second quarter of 2010 related to the expected reimbursement of prior year costs, $12 million in lower selling and administrative expense, an $11 million impact from higher defense revenues and $11 million in lower costs in connection with the termination of certain commercial models in 2009.  These increases were partially offset by unfavorable mix and lower volume in the commercial business of $36 million.

Textron Systems

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues	$534	$477	$992	$895
Segment profit	70	55	125	107

Second Quarter of 2010
Revenues and segment profit increased $57 million and $15 million, respectively, in the second quarter of 2010, compared with the corresponding period of 2009, largely due to higher defense volumes.  Revenues increased primarily due to higher Unmanned Aircraft System volume of $45 million and higher Sensor Fuzed Weapon volume of $8 million.

First Half of 2010
Revenues and segment profit increased $97 million and $18 million, respectively, in the first half of 2010, compared with the corresponding period of 2009, largely due to higher defense volumes.  Revenues increased primarily due to higher Unmanned Aircraft System volume of $89 million.

Industrial

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues	$661	$508	$1,286	$983
Segment profit	51	12	100	3

Second Quarter of 2010
Revenues and segment profit increased $153 million and $39 million, respectively, in the second quarter of 2010, compared with the corresponding period of 2009.  Revenues increased primarily due to higher volume in all of our industrial businesses of $169 million, partially offset by an unfavorable foreign exchange impact of $15 million, largely due to fluctuations with the Euro.  The higher volume was primarily due to improvements in the automotive industry and included seasonal increases in certain businesses.

Segment profit increased primarily due to the $46 million impact from higher volume and improved performance of $15 million, partially offset by inflation in excess of higher pricing of $17 million.  Cost performance improved largely due to the significant efforts made in 2009 to reduce costs through workforce reductions and other initiatives.

First Half of 2010
Revenues and segment profit increased $303 million and $97 million, respectively, in the first half of 2010, compared with the first half of 2009.  Revenues increased primarily due to higher volume of $300 million, largely a result of improvements in the automotive industry.

Segment profit increased primarily due to the $81 million impact from higher volume and improved performance of $50 million, partially offset by inflation in excess of higher pricing of $29 million.  Cost performance improved largely due to the significant efforts made in 2009 to reduce costs through workforce reductions and other initiatives.

Finance

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues	$56	$86	$132	$208
Segment loss	(71)	(99)	(129)	(165)

Second Quarter of 2010
Revenues and segment loss decreased $30 million and $28 million, respectively, in the second quarter of 2010, compared with the corresponding period of 2009, primarily due to the following:
(In millions)	Revenues	Segment Loss
Lower average finance receivables of $1.7 billion	$(25)	$(11)
Gains on debt extinguishment in 2009	(37)	(37)
Lower net portfolio losses	29	29
Decrease in the provision for loan losses		43
Lower operating and administrative expenses		9

Net portfolio losses decreased primarily as a result of fewer discounts taken on the early sale or termination of finance receivable assets associated with the liquidation of distribution finance and golf mortgage finance receivables and lower impairment charges associated with repossessed aircraft.

The provision for loan losses decreased primarily due to fewer new accounts identified as nonaccrual during the period.

Operating and administrative expenses decreased largely due to lower compensation expense associated with a reduction in workforce as a result of our exit plan.

First Half of 2010
Revenues and segment loss decreased $76 million and $36 million, respectively, in the first half of 2010, compared with the first half of 2009, primarily due to the following:
(In millions)	Revenues	Segment Loss
Lower average finance receivables of $1.6 billion	$(45)	$(16)
Gains on debt extinguishment in 2009	(39)	(39)
Impact of variable-rate receivable interest rate floors	(17)	(17)
Lower net portfolio losses	27	27
Decrease in provision for loan losses		64
Lower operating and administrative expenses		21

Net portfolio losses decreased primarily as a result of fewer discounts taken on the early sale or termination of finance receivable assets associated with the liquidation of distribution finance and golf mortgage finance receivables, lower impairment charges associated with repossessed aircraft and a $13 million gain on the sale of one portfolio in the first quarter of 2010.

The provision for loan losses decreased primarily due to fewer new accounts identified as nonaccrual during the period.

Operating and administrative expenses decreased largely due to a reduction in workforce as a result of our exit plan.

The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment.  Finance receivables held for sale are reflected at fair value on the Consolidated Balance Sheets.  As a result, finance receivables held for sale are not included in the credit performance statistics below.

(Dollars in millions)	July 3, 2010	January 2, 2010
Nonaccrual finance receivables	$876	$1,040
Allowance for losses	$352	$341
Ratio of nonaccrual finance receivables to finance receivables held for investment	17.25%	16.75%
Ratio of allowance for losses to nonaccrual finance receivables	40.22%	32.79%
Ratio of allowance for losses to finance receivables held for investment	6.94%	5.49%
60+ days contractual delinquency as a percentage of finance receivables	7.63%	9.23%
Operating assets received in satisfaction of troubled loans and leases	$130	$112
Repossessed assets and properties	$147	$119

Nonaccrual finance receivables decreased $164 million in the first half of 2010, primarily due to the resolution of several significant accounts through the repossession of collateral, restructure of finance receivables and cash collections, partially offset by new finance receivables identified as nonaccrual in 2010, largely related to accounts secured by golf course property and marinas.  The net reductions by collateral type included $111 million for general aviation aircraft, $34 million for golf course property, $22 million for hotels and $22 million for dealer inventory, partially offset by a $39 million net increase in accounts secured by marinas.

The repossessed collateral that had not been sold by the end of the second quarter is reflected in higher operating assets received in satisfaction of troubled loans and leases and repossessed assets and properties in the above table. The impact of the restructuring and repossession activities is the primary driver of the improvement in several of the credit performance statistics above.

The allowance for losses increased $11 million from year end as the provision for losses taken in the first half of 2010 of $99 million was partially offset by net charge-offs of $88 million, which includes $37 million charge-offs in golf mortgage accounts and $30 million in aviation accounts.

Liquidity and Capital Resources

Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron Inc. consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments.  The Finance group, which is also the Finance segment, consists of Textron Financial Corporation (TFC), its subsidiaries and the securitization trusts consolidated into it, along with three other finance subsidiaries owned by Textron Inc. We designed this framework to enhance our borrowing power by separating the Finance group.  Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services.  Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.

Key information that is utilized in assessing our liquidity is summarized below:

(In millions)	July 3, 2010	January 2, 2010
Manufacturing group
Cash and equivalents	$1,021	$1,748
Total debt	$3,036	$3,584
Total equity	$2,914	$2,826
Total capital (debt plus equity)	$5,950	$6,410
Net debt to capital (net of cash and equivalents)	40.9%	39.4%
Gross debt to capital	51.0%	55.9%
Finance group
Cash and equivalents	$170	$144
Total debt	$4,247	$5,698

We believe that with our existing cash balances, coupled with the continued successful execution of the exit plan for the non-captive portion of the commercial finance business, and cash we expect to generate from our manufacturing operations, we will have sufficient cash to meet our future needs.

During the first half of 2010, we liquidated $1.4 billion of the Finance group’s finance receivables. These finance receivable reductions occurred in both the non-captive and captive finance portfolios, but were primarily driven by the non-captive portfolio in connection with our exit plan, including $582 million in the distribution finance product line and $220 million in the timeshare product line.  These reductions resulted from the combination of scheduled finance receivable collections, sales, discounted payoffs, repossession of collateral, charge-offs and impairment charges recorded as portfolio losses, net of gains in our Consolidated Statements of Operations.  In addition, the reduction in finance receivables included $355 million in the captive finance portfolio, primarily as a result of collections and lower loan and lease originations.

We measure the success of the exit plan based on the percentage of total finance receivable and other finance asset reductions converted to cash.  In the first half of 2010, we had a cash conversion ratio of 91%, compared with 94% in the full year of 2009.  We expect the cash conversion ratio to continue to decline over the duration of the exit plan due to the change in mix from shorter term assets in distribution finance and asset-based lending product lines to longer term assets in the timeshare, golf mortgage and structured finance product lines and the existence of a higher concentration of nonaccrual finance receivables.  In 2010, we now expect a finance receivable reduction for the full year of $2.0 billion, net of originations, which includes non-captive finance receivables as well as captive finance receivables.  At July 3, 2010, the exit plan applied to the remaining $3.0 billion of the Finance group’s non-captive finance receivable portfolio.

On July 3, 2010, the Finance group had $821 million in debt and $362 million in other liabilities, primarily accounts payable and accrued expenses, that are payable within the next 12 months.

On May 5, 2009, we issued $600 million of 4.5% Convertible Senior Notes with a maturity date of May 1, 2013 as discussed in Note 8 to the Consolidated Financial Statements in Textron’s 2009 Annual Report on Form 10-K.  For at least 20 trading days during the 30 consecutive trading days ended June 30, 2010, our common stock price exceeded the conversion threshold price set forth for these Convertible Notes of $17.06 per share.  Accordingly, the notes are convertible at the holder’s option through September 30, 2010.  We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the Convertible Notes.  We intend to settle the face value of the Convertible Notes in cash.  We have continued to classify these Convertible Notes as long-term based on our intent and ability to maintain the debt outstanding for a least one year through the use of various funding sources available to us.

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

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009
Net cash provided by (used in) operating activities of continuing operations – GAAP	$166	$(52)
Less: Dividends received from the Finance group	(215)	(184)
Plus: Capital contributions paid to Finance group	146	88
Less: Capital expenditures	(83)	(113)
Plus: Proceeds on sale of property, plant and equipment	3	2
Manufacturing free cash flow – Non-GAAP	$17	$(259)

Cash used for restructuring activities totaled $28 million in the first half of 2010, compared with $66 million in the corresponding period in 2009.

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statement of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009
Operating activities	$166	$(52)
Investing activities	(143)	(129)
Financing activities	(734)	791

Operating activities generated more cash in the first half of 2010 compared with the corresponding period of 2009, largely due to a $217 million decline in the use of working capital and higher earnings.  We used $314 million in working capital in the first half of 2010, compared with $531 million in the corresponding period of 2009.

Investing activities include $43 million in cash used to acquire two companies in the Textron Systems and Bell segments in the first half of 2010.  This use of cash was partially offset by $30 million in lower capital expenditures.

In the first half of 2010, financing activities primarily consisted of the repayment of $502 million on our bank credit lines and a $212 million use of cash for intergroup financing of the Finance group.  Financing activities provided less cash in the first half of 2010, compared with the first half of 2009, primarily due to the 2009 draw on our bank credit lines and the receipt of proceeds from the issuance of the Convertible Notes, common stock and warrants.  In the first quarter of 2009, the Manufacturing group drew $1.2 billion on our bank lines of credit, which was used to repay outstanding commercial paper borrowings and for operations.  In the second quarter of 2009, we received proceeds of $442 million (net of fees and a hedge) from the issuance of Convertible Notes and $333 million in proceeds from the issuance of 23,805,000 shares of our common stock and the sale of common stock warrants.  Also in the first half of 2009, we paid off $410 million of advances against our company-owned officers life insurance policies.

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

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009
Dividends paid by TFC to Textron Inc.	$215	$184
Capital contributions paid to TFC under Support Agreement	(146)	(88)

An additional cash contribution of $82 million was made to TFC on July 12, 2010, which was reflected as a capital contribution, to maintain compliance with the fixed charge coverage ratio required by the Support Agreement.  Due to the nature of these contributions, we classify these contributions within cash flows used by operating activities for the Manufacturing group in the Consolidated Statement of Cash Flows.  Capital contributions to support Finance group growth in the ongoing captive finance business are classified as cash flows from financing activities.  The Finance group’s net income (loss) is excluded from the Manufacturing group’s cash flows, while dividends from the Finance group are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.

Finance Group Cash Flows
The cash flows from continuing operations for the Finance group are summarized below:

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009
Operating activities	$(11)	$72
Investing activities	1,326	1,011
Financing activities	(1,289)	(616)

The Finance group used more cash for operating activities primarily due to a $51 million payment to the Manufacturing group in the first quarter of 2010 under the tax sharing agreement, compared with $6 million in the corresponding period of 2009.

The Finance group generated more cash from investing activities as new finance receivable originations declined to $471 million in the first half of 2010, compared with $2.2 billion in the first half of 2009 as we continued to effect our exit plan for the non-captive business.  Finance receivables repaid and proceeds from sales and securitizations decreased to $1.7 billion in the first half of 2010, compared with $3.1 billion in the first half of

2009.

The Finance group used more cash for financing activities in the first half of 2010, compared with the corresponding period of 2009, since there were no proceeds from third-party borrowings in the first half of 2010 to offset debt repayments, compared with $1.7 billion in proceeds from the first quarter 2009 drawdown on our bank lines of credit.  Principal payments on short- and long-term debt totaled $1.5 billion in the first half of 2010, compared with $2.2 billion in the corresponding period of 2009.

In the first half of 2010, the Finance group borrowed an additional $232 million from the Manufacturing group, while in the first half of 2009 the Finance group repaid $112 million to the Manufacturing group.  As of July 3, 2010, the outstanding balance due to the Manufacturing group under this intergroup borrowing arrangement was $625 million.

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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(201)	$(284)
Cash received from customers, sale of receivables and securitizations	360	368
Other	(15)	(21)
Total reclassifications from investing activities	144	63
Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group	146	—
Dividends received by Manufacturing group from Finance group	(215)	(96)
Other	20	21
Total reclassifications from financing activities	(49)	(75)
Total reclassifications and adjustments to cash flow from operating activities	$95	$(12)

The consolidated cash flows from continuing operations, after elimination of activity noted above, are summarized below:

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009
Operating activities	$250	$8
Investing activities	1,039	819
Financing activities	(1,974)	250

On a consolidated basis, operating activities generated more cash in the first half of 2010 compared with the corresponding period of 2009, largely due to higher earnings and improvements in working capital.  We used $229 million in working capital in the first half of 2010, compared with $358 million in the corresponding period of 2009.

We generated more cash from investing activities as new finance receivable originations declined to $270 million in the first half of 2010, compared with $2.0 billion in the corresponding period of 2009 as we continued effecting our exit plan for the non-captive finance business.  Finance receivables repaid and proceeds from sales and securitizations decreased to $1.3 billion in the first half of 2010, compared with $2.7 billion in the first half of 2009.  Investing activities also include $43 million in cash used to acquire two companies in the Textron Systems and Bell segments in the first half of 2010, which was partially offset by $30 million in lower capital expenditures.

In the first half of 2010, financing activities primarily consisted of $2.0 billion in principal payments on long-term debt and lines of credit, including $502 million in discretionary payments to reduce the principal balance outstanding on our long-term lines of credit.  Financing activities provided less cash in the first half of 2010, compared with the first half of 2009, primarily due to the 2009 draw on our bank credit lines and the receipt of proceeds from the issuance of the Convertible Notes, common stock and warrants.  In the first quarter of 2009, we drew $3.0 billion on our bank lines of credit, which was used to repay outstanding commercial paper borrowings and for operations. In the second quarter of 2009, we received proceeds of $442 million (net of fees and a hedge) from the issuance of Convertible Notes and $333 million in proceeds from the issuance of 23,805,000 shares of our common stock and the sale of common stock warrants.  Also in the first half of 2009, we paid off $410 million of advances against our company-owned officers life insurance policies.

Consolidated Discontinued Operations Cash Flows
The cash flows from discontinued operations are summarized below:

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009
Operating activities	$(3)	$(12)
Investing activities	—	261

In the first half of 2009, cash flow from investing activities for discontinued operations is primarily related to proceeds from the sale of HR Textron.

Forward Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, such as the Risk Factors contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and including the following: (a) changes in worldwide economic and political conditions that impact demand for our products, interest rates and foreign exchange rates; (b) the interruption of production at our facilities or our customers or suppliers; (c) performance issues with key suppliers, subcontractors and business partners; (d) our ability to perform as anticipated and to control costs under contracts with the U.S. Government; (e) the U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards; (f) changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Iraqi Freedom, Operation Enduring Freedom and the Overseas Contingency Operations; (g) changes in national or international funding priorities,

U.S. and foreign military budget constraints and determinations, and government policies on the export and import of military and commercial products; (h) legislative or regulatory actions impacting our operations or demand for our products; (i) the ability to control costs and successful implementation of various cost-reduction programs; (j) the timing of new product launches and certifications of new aircraft products; (k) the occurrence of slowdowns or downturns in customer markets in which our products are sold or supplied or in which our Finance segment holds receivables; (l) changes in aircraft delivery schedules or cancellation or deferrals of orders; (m) the impact of changes in tax legislation; (n) the extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (o) our ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (p) our ability to realize full value of receivables; (q) the availability and cost of insurance; (r) increases in pension expenses and other postretirement employee costs; (s) our Finance segment’s ability to maintain portfolio credit quality; (t) Textron Financial Corporation’s (“TFC”) ability to maintain certain minimum levels of financial performance required under its committed bank lines of credit and under Textron’s support agreement with TFC; (u) our Finance segment’s access to financing, including securitizations, at competitive rates; (v) our ability to successfully exit from TFC’s commercial finance business, other than the captive finance business; (w) uncertainty in estimating market value of TFC’s receivables held for sale and reserves for TFC’s receivables to be retained; (x) uncertainty in estimating contingent liabilities and unrecognized tax benefits and establishing reserves to address such items; (y) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (z) the efficacy of research and development investments to develop new products; (aa) the launching of significant new products or programs which could result in unanticipated expenses; (bb) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; (cc) difficult conditions in the financial markets which may adversely impact our customers’ ability to fund or finance purchases of our products; and (dd) continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the first half of 2010.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2009 Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.	OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On July 29, 2010, the Board of Directors of Textron Inc. (the “Company”) appointed Scott C. Donnelly, the Company’s current President and Chief Executive Officer, to succeed Lewis B. Campbell as Chairman of the Company, such appointment and Mr. Campbell’s retirement from the Board to be effective on September 1, 2010.

Item 6.	EXHIBITS

10.1	Textron Inc. 1999 Long-Term Incentive Plan for Textron Employees (Amended and Restated Effective April 28, 2010)

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	July 29, 2010	/s/Richard L. Yates
Richard L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

10.1	Textron Inc. 1999 Long-Term Incentive Plan for Textron Employees (Amended and Restated Effective April 28, 2010)

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.