Form 10-Q
period 2010-10-22
TEXTRON INC
filed 2010-10-28
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

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

As of October 16, 2010, there were 274,900,552 shares of common stock outstanding.

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenues
Manufacturing revenues	$2,420	$2,478	$7,207	$7,408
Finance revenues	59	71	191	279
Total revenues	2,479	2,549	7,398	7,687
Costs, expenses and other
Cost of sales	2,037	2,047	6,000	6,144
Selling and administrative expense	301	348	886	1,034
Provision for losses on finance receivables	29	43	128	206
Interest expense	67	74	207	234
Gain on sale of assets	—	—	—	(50)
Special charges	114	42	136	203
Total costs, expenses and other	2,548	2,554	7,357	7,771
Income (loss) from continuing operations before income taxes	(69)	(5)	41	(84)
Income tax expense (benefit)	(21)	(11)	12	(71)
Income (loss) from continuing operations	(48)	6	29	(13)
Income (loss) from discontinued operations, net of income taxes	—	(2)	(3)	45
Net income (loss)	$(48)	$4	$26	$32
Basic earnings per share
Continuing operations	$(0.17)	$0.02	$0.11	$(0.05)
Discontinued operations	—	(0.01)	(0.01)	0.17
Basic earnings per share	$(0.17)	$0.01	$0.10	$0.12
Diluted earnings per share
Continuing operations	$(0.17)	$0.02	$0.10	$(0.05)
Discontinued operations	—	(0.01)	(0.01)	0.17
Diluted earnings per share	$(0.17)	$0.01	$0.09	$0.12
Dividends per share
Common stock	$0.02	$0.02	$0.06	$0.06

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except share data)

	October 2, 2010	January 2, 2010
Assets
Manufacturing group
Cash and equivalents	$802	$1,748
Accounts receivable, net	899	894
Inventories	2,647	2,273
Other current assets	798	985
Total current assets	5,146	5,900
Property, plant and equipment, less accumulated depreciation and amortization of $2,798 and $2,666	1,907	1,968
Goodwill	1,627	1,622
Other assets	1,868	1,938
Total Manufacturing group assets	10,548	11,428
Finance group
Cash and equivalents	189	144
Finance receivables held for investment, net	4,378	5,865
Finance receivables held for sale	252	819
Other assets	646	684
Total Finance group assets	5,465	7,512
Total assets	$16,013	$18,940
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$18	$134
Accounts payable	752	569
Accrued liabilities	1,888	2,039
Total current liabilities	2,658	2,742
Other liabilities	3,220	3,253
Long-term debt	2,289	3,450
Total Manufacturing group liabilities	8,167	9,445
Finance group
Other liabilities	523	564
Due to Manufacturing group	275	438
Debt	4,062	5,667
Total Finance group liabilities	4,860	6,669
Total liabilities	13,027	16,114
Shareholders’ equity
Common stock	35	35
Capital surplus	1,313	1,369
Retained earnings	2,983	2,973
Accumulated other comprehensive loss	(1,226)	(1,321)
	3,105	3,056
Less cost of treasury shares	119	230
Total shareholders’ equity	2,986	2,826
Total liabilities and shareholders’ equity	$16,013	$18,940
Common shares outstanding (in thousands)	274,799	272,272

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended October 2, 2010 and October 3, 2009, respectively
(In millions)
	Consolidated
	2010	2009
Cash flows from operating activities:
Net income	$26	$32
Income (loss) from discontinued operations	(3)	45
Income (loss) from continuing operations	29	(13)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	282	297
Provision for losses on finance receivables held for investment	128	206
Portfolio losses on finance receivables	76	114
Deferred income taxes	4	(138)
Other, net	88	89
Changes in assets and liabilities:
Accounts receivable, net	(7)	(14)
Inventories	(383)	368
Other assets	186	(57)
Accounts payable	185	(444)
Accrued and other liabilities	(224)	(69)
Captive finance receivables, net	403	187
Other operating activities, net	—	29
Net cash provided by (used in) operating activities of continuing operations	767	555
Net cash used in operating activities of discontinued operations	(8)	(17)
Net cash provided by (used in) operating activities	759	538
Cash flows from investing activities:
Finance receivables originated or purchased	(378)	(2,613)
Finance receivables repaid	1,265	3,250
Proceeds on receivables sales, including securitizations	501	202
Capital expenditures	(134)	(165)
Net cash used in acquisitions	(47)	—
Proceeds from sale of repossessed assets and properties	92	176
Other investing activities, net	39	152
Net cash provided by (used in) investing activities of continuing operations	1,338	1,002
Net cash provided by investing activities of discontinued operations	—	239
Net cash provided by (used in) investing activities	1,338	1,241
Cash flows from financing activities:
Payments on long-term lines of credit	(1,167)	(58)
Principal payments on long-term debt	(1,863)	(2,035)
Proceeds from issuance of long-term debt	47	641
Decrease in short-term debt	—	(1,637)
Proceeds from long-term lines of credit	—	2,970
Payments on borrowings against officers life insurance policies	—	(411)
Proceeds from issuance of convertible notes, net of fees paid	—	582
Purchase of convertible note call options	—	(140)
Proceeds from issuance of common stock and warrants	—	333
Proceeds from option exercises	2	—
Dividends paid	(16)	(16)
Net cash provided by (used in) financing activities of continuing operations	(2,997)	229
Effect of exchange rate changes on cash and equivalents	(1)	21
Net increase (decrease) in cash and equivalents	(901)	2,029
Cash and equivalents at beginning of period	1,892	547
Cash and equivalents at end of period	$991	$2,576

See Notes to the consolidated financial statements

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended October 2, 2010 and October 3, 2009, respectively
 (In millions)

	Manufacturing Group		Finance Group
	2010	2009	2010	2009
Cash flows from operating activities:
Net income (loss)	$215	$194	$(189)	$(162)
Income (loss) from discontinued operations	(3)	45	—	—
Income (loss) from continuing operations	218	149	(189)	(162)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from the Finance group	355	284	—	—
Capital contribution paid to Finance group	(228)	(197)	—	—
Non-cash items:
Depreciation and amortization	260	270	22	27
Provision for losses on finance receivables held for investment	—	—	128	206
Portfolio losses on finance receivables	—	—	76	114
Deferred income taxes	28	(22)	(24)	(116)
Other, net	84	137	4	(48)
Changes in assets and liabilities:
Accounts receivable, net	(7)	(14)	—	—
Inventories	(382)	372	—	—
Other assets	167	(73)	26	8
Accounts payable	185	(444)	—	—
Accrued and other liabilities	(249)	(149)	25	80
Other operating activities, net	—	4	—	25
Net cash provided by (used in) operating activities of continuing operations	431	317	68	134
Net cash used in operating activities of discontinued operations	(8)	(17)	—	—
Net cash provided by (used in) operating activities	423	300	68	134
Cash flows from investing activities:
Finance receivables originated or purchased	—	—	(662)	(3,074)
Finance receivables repaid	—	—	1,825	3,860
Proceeds on receivables sales, including securitizations	—	—	628	252
Capital expenditures	(134)	(165)	—	—
Net cash used in acquisitions	(47)	—	—	—
Proceeds from sale of repossessed assets and properties	—	—	92	176
Other investing activities, net	(26)	(46)	40	149
Net cash provided by (used in) investing activities of continuing operations	(207)	(211)	1,923	1,363
Net cash provided by (used in) investing activities of discontinued operations	—	239	—	—
Net cash provided by (used in) investing activities	(207)	28	1,923	1,363
Cash flows from financing activities:
Payments on long-term lines of credit	(1,167)	(58)	—	—
Intergroup financing	150	133	(163)	(112)
Principal payments on long-term debt	(130)	(212)	(1,733)	(1,823)
Proceeds from issuance of long-term debt	—	595	47	46
Decrease in short-term debt	—	(869)	—	(768)
Proceeds from long-term lines of credit	—	1,230	—	1,740
Payments on borrowings against officers life insurance policies	—	(411)	—	—
Proceeds from issuance of convertible notes, net of fees paid	—	582	—	—
Purchase of convertible note call options	—	(140)	—	—
Proceeds from issuance of common stock and warrants	—	333	—	—
Proceeds from option exercises	2	—	—	—
Capital contributions paid to Finance group	—	—	258	217
Dividends paid	(16)	(16)	(355)	(284)
Net cash provided by (used in) financing activities of continuing operations	(1,161)	1,167	(1,946)	(984)
Effect of exchange rate changes on cash and equivalents	(1)	11	—	10
Net increase (decrease) in cash and equivalents	(946)	1,506	45	523
Cash and equivalents at beginning of period	1,748	531	144	16
Cash and equivalents at end of period	$802	$2,037	$189	$539
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

Note 2:  Special Charges

In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company and announced the exit of portions of our commercial finance business.  Our restructuring program primarily includes corporate and segment direct and indirect workforce reductions and the consolidation of certain operations.  By the end of 2010, we expect to have eliminated approximately 12,200 positions worldwide representing approximately 28% of our global workforce since the inception of the program.  As of October 2, 2010, we have terminated approximately 11,100 employees and have exited 28 leased and owned facilities and plants under this program.

Since the inception of the restructuring program in the fourth quarter of 2008, we have incurred the following costs through October 2, 2010:

(In millions)	Severance Costs	Curtailment Charges, Net	Asset Impairments	Contract Terminations	Total
Cessna	$114	$26	$54	$9	$203
Industrial	22	(4)	9	4	31
Bell	10	—	—	—	10
Textron Systems	11	2	—	1	14
Finance	32	1	11	5	49
Corporate	38	—	—	1	39
	$227	$25	$74	$20	$346

Special charges by segment for the three months ended October 2, 2010 and October 2, 2009 are as follows:

	Restructuring
(In millions)	Severance Costs	Asset Impairments	Contract Terminations	Other	Total
Three Months Ended October 2, 2010
Cessna	$15	$—	$—	$—	$15
Textron Systems	4	—	—	—	4
Industrial	—	—	1	—	1
Finance	1	—	2	91	94
	$20	$—	$3	$91	$114
Three Months Ended October 3, 2009
Cessna	$10	$2	$5	$—	$17
Bell	8	—	—	—	8
Textron Systems	1	—	—	—	1
Industrial	1	—	—	—	1
Finance	1	—	—	—	1
Corporate	14	—	—	—	14
	$35	$2	$5	$—	$42

Special charges by segment for the nine months ended October 2, 2010 and October 3, 2009 are as follows:

	Restructuring
(In millions)	Severance Costs	Curtailment Charges, Net	Asset Impairments	Contract Terminations	Other	Total
Nine Months Ended October 2, 2010
Cessna	$29	$—	$—	$2	$—	$31
Bell	1	—	—	—	—	1
Textron Systems	5	—	—	—	—	5
Industrial	—	—	—	1	—	1
Finance	6	—	—	3	91	100
Corporate	(2)	—	—	—	—	(2)
	$39	$—	$—	$6	$91	$136
Nine Months Ended October 3, 2009
Cessna	$74	$26	$54	$6	$—	$160
Bell	8	—	—	—	—	8
Textron Systems	2	2	—	—	—	4
Industrial	6	(4)	—	1	—	3
Finance	7	1	—	1	—	9
Corporate	19	—	—	—	—	19
	$116	$25	$54	$8	$—	$203

In the third quarter of 2010, we substantially liquidated the assets held by a Canadian entity within the Finance segment.  Accordingly, we recorded a non-cash charge of $91 million ($74 million after-tax) within special charges to reclassify the entity’s cumulative currency translation adjustment amount within other comprehensive income to the income statement.  The reclassification of this amount had no impact on shareholders’ equity.

An analysis of our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations	Total
Balance at January 2, 2010	$48	$3	$51
Provisions	41	6	47
Reversals	(2)	—	(2)
Cash paid	(42)	(1)	(43)
Balance at October 2, 2010	$45	$8	$53

We estimate that we will incur approximately $10 million in restructuring costs in the fourth quarter of 2010, primarily related to severance costs at the Cessna and Finance segments, most of which will be paid in the fourth quarter.  We anticipate that the program will be substantially completed in 2010; however, we expect to incur additional restructuring costs of up to $15 million in 2011 as we complete the restructuring actions we have already announced, including severance costs related to our exit from the non-captive portion of our commercial finance business and severance and other cash costs related to the consolidation and relocation of Cessna’s facilities.

Note 3:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:
	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Three Months Ended
Service cost	$31	$27	$2	$2
Interest cost	79	78	9	9
Expected return on plan assets	(92)	(96)	—	—
Amortization of prior service cost (credit)	4	4	(2)	(1)
Amortization of net loss	9	1	3	2
Net periodic benefit cost	$31	$14	$12	$12
Nine Months Ended
Service cost	$93	$90	$6	$6
Interest cost	237	233	25	28
Expected return on plan assets	(276)	(291)	—	—
Amortization of prior service cost (credit)	12	13	(4)	(4)
Amortization of net loss	27	9	9	6
Net periodic benefit cost	$93	$54	$36	$36

Note 4:  Income Tax Expense (Benefit)

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Income tax expense (benefit)	$(21)	$(11)	$12	$(71)
Effective tax rate	(30.4)%	(220.0)%	29.3%	(84.5)%

The third quarter 2010 effective tax rate benefit differs from the U.S. Federal statutory rate primarily due to a detriment of 21% related to the nondeductible portion of a cumulative currency translation charge resulting from the substantial liquidation of a Canadian entity within the Finance segment, as discussed in Note 2.  This detriment was partially offset by a 16% benefit related to a higher proportion of income attributable to international operations in countries with lower tax rates.

For the nine months ended October 2, 2010, the effective tax rate provision differs from the U.S. Federal statutory rate primarily due to a 36% detriment related to the nondeductible portion of a cumulative currency translation charge resulting from the substantial liquidation of a Canadian entity within the Finance segment and a 27% detriment related to a change in the tax treatment of the Medicare Part D program related to U.S. health-care legislation enacted in the first quarter, offset by a 69% benefit related to changes in the functional currency of two Canadian subsidiaries and benefits related to a higher proportion of income attributable to international operations in countries with lower tax rates.

In the third quarter of 2009, the rate included a 416% benefit attributed to our international operations as a result of favorable tax settlements of prior year tax disputes, partially offset by a 173% detriment for unbenefited losses attributable to CitationAir.  For the nine months ended October 3, 2009, the effective tax rate benefit differs from the U.S. Federal statutory rate due primarily to a 34% favorable impact attributed to our international operations as a result of favorable tax settlements of prior year tax disputes and the benefit attributable to the adoption, for Canadian income tax purposes, of the U.S. dollar as the functional currency for one of our wholly-owned Canadian subsidiaries; 14% due to a reduction in unrecognized tax benefits resulting from a capital gain on the sale of CESCOM and 9% due to a reduction in a valuation allowance related to contingent payments on a prior year transaction.

Note 5:  Comprehensive Income

Our comprehensive income, net of taxes, is provided below:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income (loss)	$(48)	$4	$26	$32
Other comprehensive income (loss):
Recognition of foreign currency translation loss upon substantial liquidation of Canadian entity, net of income tax benefit of $17	74	—	74	—
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	11	4	31	16
Deferred gains (losses) on hedge contracts	3	24	10	54
Unrealized gain on pension, net of income taxes of $48	—	—	—	82
Pension curtailment, net of income taxes of $10	—	—	—	15
Foreign currency translation and other	21	(2)	(20)	23
Comprehensive income	$61	$30	$121	$222

Note 6:  Earnings Per Share and Shareholders’ Equity

Earnings Per Share
We calculate basic and diluted earnings per share based on net income, which approximates income available to common shareholders for each period.  Basic earnings per share is calculated using the two-class method.  This method includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock, which are deemed participating securities as they provide nonforfeitable rights to dividends.  Diluted earnings per share considers the dilutive effect of all potential future common stock, including convertible preferred shares, stock options, restricted stock units and the shares that could be issued upon the conversion of our 4.50% Convertible Notes and upon the exercise of the related warrants.  The convertible note call options purchased in connection with the issuance of the 4.50% Convertible Notes are excluded from the calculation of diluted EPS as their impact is always anti-dilutive.

Upon conversion of our 4.50% Convertible Notes, as described in Note 9, the principal amount would be settled in cash and the excess of the conversion value, as defined, over the principal amount may be settled in cash and/or shares of our common stock.  Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over the principal amount, if any, are considered dilutive potential common shares for purposes of calculating diluted EPS.

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Basic weighted-average shares outstanding	274,896	271,224	274,056	260,099
Dilutive effect of Convertible Notes, stock options and warrants,restricted stock units and convertible preferred stock	—	7,205	26,354	—
Diluted weighted-average shares outstanding	274,896	278,429	300,410	260,099

Stock options to purchase 7 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for both the three- and nine-month periods ended October 2, 2010 as the exercise prices were greater than the average market price of our common stock for the periods.  These securities may dilute earnings per share in the future.  For the three months ended October 2, 2010, the potential dilutive effect of 23 million weighted-average shares of stock options, restricted stock units and the shares that could be issued upon the conversion of our 4.50% Convertible Notes and upon the exercise of the related warrants was excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on the loss from continuing operations.

For the three and nine months ended October 3, 2009, stock options to purchase 8 million and 9 million shares, respectively, of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding as the exercise prices were greater than the average market price of our common stock for the periods.  For the nine months ended October 3, 2009, the potential dilutive effect of 3.5 million weighted-average shares of stock options, restricted stock units, convertible preferred stock and the shares that could be issued upon the conversion of our 4.50% Convertible Notes and upon the exercise of the related warrants was excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on the loss from continuing operations.

Shareholders’ Equity - Stock Option Exchange Program
On April 28, 2010, Textron’s shareholders approved a proposal to allow for a one-time stock option exchange program. The program provided eligible employees, other than executive officers, an opportunity to exchange certain outstanding stock options with exercise prices substantially above the current market price of our common stock for a lesser number of stock options with an exercise price set at current market value and a fair value that was approximately 15% lower than the fair value of the “out of the money” options which they replaced.  We believe that this program was necessary to motivate and retain key employees and to reinforce the alignment of our employees’ interests with those of our shareholders. The program commenced on July 2, 2010 and expired on July 30, 2010.  As a result of this program, 2.6 million outstanding eligible stock options were exchanged for 1.0 million new options at an exercise price of $20.76.  The new options will vest the later of 12 months from the exchange date or the remaining term of the eligible stock option for which it was exchanged. The new options were treated as a modification under the accounting guidance for equity-based compensation.  Accordingly, since we discounted the fair value of the new options by 15% of the fair value of the options exchanged, we did not incur incremental expense associated with the modification.

Stock option activity under the 2007 Long-Term Incentive Plan for the nine months ended October 2, 2010 is as follows:

	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)
Outstanding at beginning of period	8,545	$35.67	6
Granted	1,968	20.49
Exercised	(92)	19.90
Canceled, expired or forfeited	(2,972)	45.33
Outstanding at end of period	7,449	$28.01	5
Exercisable at end of period	4,626	$32.16	4

At October 2, 2010, our outstanding options had an aggregate intrinsic value of $13 million and our exercisable options had an aggregate intrinsic value of $5 million.

Note 7:  Accounts Receivable and Finance Receivables Held for Investment

(In millions)	October 2, 2010	January 2, 2010
Accounts receivable - Commercial	$538	$470
Accounts receivable - U.S. Government contracts	381	447
Gross accounts receivable	919	917
Allowance for doubtful accounts	(20)	(23)
Accounts receivable, net	$899	$894
Finance receivables held for investment	$4,733	$6,206
Allowance for loan losses	(355)	(341)
Finance receivables held for investment, net	$4,378	$5,865

We have unbillable receivables on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $171 million at October 2, 2010 and $170 million at January 2, 2010.

The activity in the Finance group’s allowances for loan losses is provided below:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Reserve at the beginning of period	$352	$284	$341	$191
Provision for losses	29	43	128	206
Net charge-offs	(26)	(23)	(114)	(93)
Transfers	—	(2)	—	(2)
Reserve at the end of period	$355	$302	$355	$302

We periodically evaluate individual non-homogeneous finance receivables held for investment for impairment.  We also evaluate portfolios of homogeneous loans and loans in non-homogeneous portfolios that are not specifically identified as impaired for impairment on a portfolio basis, as opposed to on an individual loan basis, and establish the necessary allowance for loan losses on a quarterly basis.  Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations.

A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired finance receivables are classified as either nonaccrual or accrual loans.  We have suspended the accrual of interest income on nonaccrual finance receivables, which include accounts that are contractually delinquent by more than three months, unless collection is not doubtful, and accounts for which interest has been suspended based on detailed individual review without regard to contractual delinquency.  We do not use the cash basis method to recognize interest income on these receivables.  Impaired accrual finance receivables represent loans with original terms that have been or are expected to be significantly modified to reflect deferred principal payments, generally at market interest rates, for which collection of principal and interest is not doubtful.

Our impaired finance receivables are as follows:

(In millions)	October 2, 2010	January 2, 2010
Impaired nonaccrual finance receivables	$824	$984
Impaired accrual finance receivables	168	217
Total impaired finance receivables	992	1,201
Less: Impaired finance receivables without identified reserve requirements (including all impaired accrual finance receivables)	265	362
Impaired nonaccrual finance receivables with identified reserve requirements	$727	$839
Allowance for losses on impaired nonaccrual finance receivables	$193	$153

The average recorded investment in impaired nonaccrual finance receivables was $898 million and $508 million for the nine months ended October 2, 2010 and October 3, 2009, respectively.  The average recorded investment in impaired accrual finance receivables amounted to $130 million and $116 million for the nine months ended October 2, 2010 and October 3, 2009, respectively.

Our nonaccrual finance receivables include impaired finance receivables, as well as accounts in homogeneous loan portfolios that are not considered to be impaired but are contractually delinquent by more than three months.  At October 2, 2010 and January 2, 2010, nonaccrual finance receivables totaled $876 million and $1.04 billion, respectively.  The reduction in nonaccrual finance receivables primarily reflects the resolution of several significant accounts through repossession of collateral, restructure of finance receivables and cash collections, partially offset by new finance receivables identified as nonaccrual in 2010.  New finance receivables identified as nonaccrual were primarily comprised of accounts secured by golf course property, aircraft and marinas.  The net reductions by collateral type include $93 million for general aviation aircraft, $40 million of dealer inventory, $34 million for golf course property and $20 million for hotels, partially offset by a $38 million increase in accounts secured by marinas.

Note 8:  Inventories

(In millions)	October 2, 2010	January 2, 2010
Finished goods	$913	$735
Work in process	2,299	1,861
Raw materials	517	613
	3,729	3,209
Progress/milestone payments	(1,082)	(936)
	$2,647	$2,273

Note 9: Debt

On May 5, 2009, we issued $600 million of 4.5% Convertible Notes with a maturity date of May 1, 2013 and concurrently purchased call options to acquire our common stock and sold warrants to purchase our common stock for the purpose of reducing the potential dilutive effect to our shareholders and/or our cash outflow upon the conversion of the Convertible Notes.  For more information on these transactions, see Note 8 to the Consolidated Financial Statements in Textron’s 2009 Annual Report on Form 10-K.  For at least 20 trading days during the 30 consecutive trading days ended September 30, 2010, our common stock price exceeded the conversion threshold price set forth for these Convertible Notes of $17.06 per share.  Accordingly, the notes are convertible at the holder’s option through December 31, 2010.  We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the Convertible Notes.  We intend to settle the face value of the Convertible Notes in cash.  Based on an October 2, 2010 stock price of $20.75, the "if converted value" exceeds the face amount of the notes by $348.6 million; however, after giving effect to the exercise of the call options and warrants, the incremental cash or share settlement in excess of the face amount would result in either an 11 million net share issuance or a cash payment of $228.6 million, or a combination of cash and stock, at our option.  We have continued to classify these Convertible Notes as long-term based on our intent and ability to maintain the debt outstanding for at least one year through the use of various funding sources available to us.

Note 10:  Guarantees and Indemnifications

As disclosed under the caption “Guarantees and Indemnifications” in Note 18 to the Consolidated Financial Statements in Textron’s 2009 Annual Report on Form 10-K, we have issued or are party to certain guarantees.  As of October 2, 2010, there has been no material change to these guarantees.

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

Changes in our warranty and product maintenance liabilities are as follows:

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009
Accrual at the beginning of period	$263	$278
Provision	129	129
Settlements	(162)	(168)
Adjustments to prior accrual estimates	12	18
Accrual at the end of period	$242	$257

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

Note 12. Derivative Instruments and Fair Value Measurements

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

		Notional Amount		Asset (Liability)
(In millions)	Borrowing Group	October 2, 2010	January 2, 2010	October 2, 2010	January 2, 2010
Assets
Interest rate exchange contracts*	Finance	$649	$1,333	$43	$43
Cross-currency interest rate exchange contracts	Finance	—	161	—	18
Foreign currency exchange contracts	Manufacturing	569	696	34	54
Total		$1,218	$2,190	$77	$115
Liabilities
Interest rate exchange contracts*	Finance	$344	$32	$(7)	$(3)
Foreign currency exchange contracts	Manufacturing	70	80	(1)	(5)
Total		$414	$112	$(8)	$(8)
*Represents a fair value hedge.

The fair values of derivative instruments for the Manufacturing group are included in either other current assets or accrued liabilities in our balance sheet.  For the Finance group, these instruments are included in either other assets or other liabilities.

The Finance group’s interest rate exchange contracts are not exchange-traded and are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared to a standard AA-rated counterparty; however, this had no significant impact on the valuation as of October 2, 2010.

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

		Three Months Ended		Nine Months Ended
(In millions)	Gain (Loss) Location	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Interest rate exchange contracts	Interest expense	$8	$2	$27	$(13)
Interest rate exchange contracts	Finance charges	—	2	(11)	8

Cash Flow Hedges
We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities created in the normal course of business.  We primarily utilize forward exchange contracts and purchased options with maturities of no more than 18 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At October 2, 2010, we had an accumulated net deferred gain of $26 million in other comprehensive income (OCI) related to these cash flow hedges.  As the underlying transactions occur, we expect to reclassify a $16 million gain into earnings in the next 12 months and $10 million of gains into earnings in the following 12-month period.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in OCI to the extent they are effective as cash flow hedges.  If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings.  Currency effects on the effective portion of these hedges, which are reflected in the cumulative translation adjustment account within OCI, produced a $25 million after-tax loss for the nine months ended October 2, 2010, resulting in an accumulated net deferred gain of $8 million at October 2, 2010.  There was no ineffectiveness related to these hedges in 2010.

For our cash flow hedges, the amount of gain (loss) recognized in OCI and the amount reclassified from accumulated other comprehensive loss into income for the Manufacturing group for the respective periods is provided in the following table:

	Amount of Gain(Loss) Recognized in OCI (Effective Portion)		Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(In millions)	October 2, 2010	October 3, 2009	Gain(Loss) Location	October 2, 2010	October 3, 2009
Three Months Ended
Foreign currency exchange contracts	$4	$23	Cost of sales	$5	$(15)
Forward contracts for Textron stock	—	4	Selling and administrative expense	—	(2)
Nine Months Ended
Foreign currency exchange contracts	$9	$54	Cost of sales	$12	$(8)
Forward contracts for Textron stock	—	—	Selling and administrative expense	(1)	(6)

Derivatives Not Designated as Hedges
The Manufacturing group enters into certain foreign currency exchange contracts that do not meet hedge accounting criteria and primarily are intended to protect against exposure related to intercompany financing transactions. For these instruments, the Manufacturing group reported in selling and administrative expense a gain of $14 million for the nine months ended October 2, 2010 and a loss of $28 million and $3 million for the three and nine months ended October 3, 2009, respectively.  These gains and losses were offset by the revaluation of the intercompany financing transactions.

The Finance group also utilizes foreign currency exchange contracts that do not meet hedge accounting criteria and are intended to convert certain foreign currency denominated assets and liabilities into the functional currency of the respective legal entity.  Gains and losses related to these derivative instruments are naturally offset by the translation of the related foreign currency denominated assets and liabilities.  For these instruments, the Finance group reported in selling and administrative expense a loss of $3 million and $6 million for the three and nine months ended October 2, 2010, respectively, and a loss of $30 million and $82 million for the three and nine months ended October 3, 2009.  These net losses were largely offset by gains resulting from the translation of foreign currency denominated assets and liabilities.

The notional and fair value amounts of the derivative instruments that are not designated as hedging instruments and are categorized as Level 2 in the fair value hierarchy are provided below:

		Notional Amount		Asset (Liability)
(In millions)	Borrowing Group	October 2, 2010	January 2, 2010	October 2, 2010	January 2, 2010
Foreign currency exchange contracts	Finance	$228	$531	$1	$(13)
Foreign currency exchange contracts	Manufacturing	72	224	1	3
Total		$300	$755	$2	$(10)

Counterparty Credit Risk
Our exposure to loss from nonperformance by the counterparties to our derivative agreements at October 2, 2010 is minimal.  We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due.  We historically have minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A.  The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.  We continuously monitor our exposures to ensure that we limit our risks.

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents those assets that are measured at fair value on a nonrecurring basis that had fair value measurement adjustments during the nine months ended October 2, 2010 and October 3, 2009.  These assets were measured using significant unobservable inputs (Level 3) and include the following:
			Gain (Loss)
	Balance at		Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Finance Group
Finance receivables held for sale	$252	$998	$(17)	$(16)
Impaired finance receivables	525	532	(130)	(143)
Other assets	126	58	(38)	(47)
Manufacturing Group
Other assets	—	—	—	(43)

Finance Receivables Held for Sale - Finance receivables held for sale are recorded at the lower of cost or fair value.  Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value.  At October 2, 2010, finance receivables held for sale totaled $252 million and primarily included a golf mortgage portfolio.  Golf course mortgages classified as held for sale were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value.  Total gains related to receivable sales were $30 million for the nine months ended October 2, 2010.

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

Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:
	October 2, 2010		January 2, 2010
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing Group
Debt, excluding leases	$(2,189)	$(2,674)	$(3,474)	$(3,762)
Finance Group
Finance receivables held for investment, excluding leases	3,855	3,545	5,159	4,703
Retained interest in securitizations	—	—	6	6
Investment in other marketable securities	55	54	68	55
Debt	(4,062)	(3,918)	(5,667)	(5,439)

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

At October 2, 2010 and January 2, 2010, approximately 41% and 54%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions.  The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations.

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

Our revenues by segment and a reconciliation of segment profit to income (loss) from continuing operations before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
REVENUES
Manufacturing Group
Cessna	$535	$825	$1,603	$2,465
Bell	825	628	2,266	2,040
Textron Systems	460	502	1,452	1,397
Industrial	600	523	1,886	1,506
	2,420	2,478	7,207	7,408
Finance Group	59	71	191	279
Total revenues	$2,479	$2,549	$7,398	$7,687
SEGMENT OPERATING PROFIT
Manufacturing Group
Cessna (a)	$(31)	$32	$(52)	$170
Bell	107	79	289	220
Textron Systems	50	68	175	175
Industrial	37	6	137	9
	163	185	549	574
Finance Group	(51)	(64)	(180)	(229)
Segment profit	112	121	369	345
Special charges	(114)	(42)	(136)	(203)
Corporate expenses and other, net	(35)	(44)	(89)	(124)
Interest expense, net for Manufacturing group	(32)	(40)	(103)	(102)
Income (loss) from continuing operations before income taxes	$(69)	$(5)	$41	$(84)
(a)	During the first quarter of 2009, we sold the assets of CESCOM, Cessna’s aircraft maintenance tracking service line, resulting in a pre-tax gain of $50 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenues	$2,479	$2,549	$7,398	$7,687
Cost of sales	2,037	2,047	6,000	6,144
Cost of sales as a % of Manufacturing group revenues	84.2%	82.6%	83.3%	82.9%
Selling and administrative expense	301	348	886	1,034
Interest expense	67	74	207	234
Special charges	114	42	136	203

Revenues
Revenues decreased $70 million, 2.7%, in the third quarter primarily due to a $290 million decrease at Cessna reflecting lower new aircraft deliveries and a $42 million decrease at Textron Systems mostly due to lower volume.  These revenue decreases were partially offset by an increase at Bell of $197 million, largely the result of higher V-22 and H-1 volume, and a $77 million increase in the Industrial segment, mainly due to higher volume reflecting improvements in the automotive industry.

For the nine months ended October 2, 2010, revenues decreased $289 million, 3.8%, primarily due to an $862 million decrease in revenues at Cessna, reflecting lower new aircraft deliveries, and $88 million in lower revenues at the Finance segment largely due to lower average finance receivables resulting from the continued liquidation of the non-captive portfolio.  These revenue decreases were partially offset by a $380 million increase in revenues in the Industrial segment largely due to higher volume reflecting improvements in the automotive industry, a $226 million increase in revenues at Bell, primarily due to higher V-22 and H-1 volume, and a $55 million increase at Textron Systems, largely related to higher Unmanned Aircraft System volume.

Cost of Sales
For the Manufacturing group, our cost of sales as a percentage of revenues was negatively impacted primarily by higher conversion costs at Cessna due to lower production volume, partially offset by improved leverage on higher volume in the Industrial segment as a result of cost reduction initiatives.  Cost of sales was also negatively impacted in 2010 by a change in the mix of our sources of revenue with a smaller proportion of our revenues being generated by Cessna and a higher proportion of revenues being generated by the Industrial segment.

Selling and Administrative Expense
Selling and administrative expense decreased $47 million, 13.5%, in the third quarter of 2010 primarily due to a $34 million reduction at Cessna, mainly due to lower sales commissions, and a $10 million reduction at the Finance segment.  Selling and administrative expense decreased $148 million, 14.3%, for the nine months ended October 2, 2010 primarily due to a $76 million reduction at Cessna, largely due to lower sales commissions, professional fees and compensation and related costs, $14 million in lower compensation and related costs at Corporate, $13 million in lower interest on borrowings against company-owned life insurance policies, and a $31 million reduction at the Finance segment.  During 2010, the Finance segment was favorably impacted by lower compensation and related costs due to headcount reductions associated with our exit from the non-captive commercial finance business.

Interest Expense
Interest expense decreased in 2010 largely due to lower outstanding debt in the Finance segment as it liquidates its non-captive portfolio.  For the nine months ended October 2, 2010, the $55 million decrease in the Finance segment due to lower outstanding debt was partially offset by higher interest expense associated with higher weighted-average interest rate debt.

Special Charges
In 2010, special charges include restructuring costs, primarily related to severance in the Cessna, Finance and Textron Systems segments, and a $91 million pre-tax non-cash charge in the Finance segment.  In the third quarter of 2010, we substantially liquidated the assets held by a Canadian entity within the Finance segment and reclassified the entity’s cumulative currency translation adjustment amount within other comprehensive income to the income statement.  The reclassification of this amount resulted in a $74 million after-tax charge, which had no impact on shareholders’ equity.  In 2009, restructuring costs primarily included severance costs, asset impairments and curtailment charges related to restructuring activities in the Cessna segment and at Corporate headquarters.  These charges are described in more detail in Note 2 to the Consolidated Financial Statements.

We estimate that we will incur approximately $10 million in restructuring costs in the fourth quarter of 2010, primarily related to severance costs at the Cessna and Finance segments, most of which will be paid in the fourth quarter.  We anticipate that our restructuring program will be substantially completed in 2010; however, we expect to incur additional restructuring costs of up to $15 million in 2011 as we complete the restructuring actions we have already announced, including severance costs related to our exit from the non-captive portion of our commercial finance business and severance and other cash costs related to the consolidation and relocation of Cessna’s facilities.  By the end of 2010, we expect to have eliminated approximately 12,200 positions worldwide representing approximately 28% of our global workforce since the inception of the program.  As of October 2, 2010, we have terminated approximately 11,100 employees and have exited 28 leased and owned facilities and plants under this program.

Backlog
Our aircraft and defense business backlog totaled approximately $11.6 billion at October 2, 2010 and was primarily comprised of the following:

(In millions)	October 2, 2010	January 2, 2010
Bell	$6,538	$6,903
Textron Systems	1,601	1,664
Cessna	3,423	4,893

The decrease in backlog at Bell is primarily due to deliveries under the current multi-year contract for the V-22 program, partially offset by an increase in funding for the H-1 program. The decrease in backlog at Cessna is mainly attributable to cancelled business jet orders, due to continued weakness in the general aviation industry, and aircraft deliveries.

Segment Analysis

Revenues by Segment
	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Manufacturing Group
Cessna	$535	$825	$1,603	$2,465
Bell	825	628	2,266	2,040
Textron Systems	460	502	1,452	1,397
Industrial	600	523	1,886	1,506
	2,420	2,478	7,207	7,408
Finance Group	59	71	191	279
Total revenues	$2,479	$2,549	$7,398	$7,687

Cessna
Cessna’s revenues decreased $290 million, 35.2%, and $862 million, 35.0%, for the three and nine months ended October 2, 2010, respectively, compared with the corresponding periods of 2009, primarily due to lower volume in most of Cessna’s model lines.  The lower volume was partially offset by higher aftermarket volume of

$13 million and $42 million and higher used aircraft volume of $6 million and $28 million for the three and nine months ended October 2, 2010, respectively, compared with the corresponding periods of 2009.  Jet deliveries for the three and nine months ended October 2, 2010 totaled 26 and 100 jets, respectively, compared with 68 and 221 jets, respectively, in the corresponding periods of 2009.

Bell
Bell manufactures helicopters, tiltrotor aircraft, and related spare parts and services for military and/or commercial markets.  Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopters, which are both in the production stage.  Revenues from our U.S. Government and commercial customers are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
U.S. Government	$530	$358	$1,506	$1,207
Commercial	295	270	760	833

Bell’s U.S. Government revenues increased $172 million, 48.0%, in the third quarter of 2010, compared with 2009, primarily due to higher V-22 and H-1 deliveries.  Commercial revenues increased $25 million, 9.3%, in the third quarter of 2010, primarily due to higher service, support and aftermarket volume of $13 million and improved pricing of $6 million.

For the nine months ended October 2, 2010, Bell’s U.S. Government revenues increased $299 million, 24.8%, compared with 2009, reflecting higher volume of $286 million due to V-22 and H-1 deliveries, higher spare parts, service and product support volume of $36 million and improved pricing of $8 million.  These increases were partially offset by the impact from revenue recognized in 2009 on the cancelled ARH program of $26 million.  Commercial revenues decreased $73 million, 8.8%, due to lower volume of $107 million, reflecting lower helicopter deliveries and service, support and aftermarket service volume, partially offset by improved pricing of $27 million.

Textron Systems
Revenues at Textron Systems decreased $42 million, 8.4%, in the third quarter of 2010, compared with 2009, largely due to lower volume in several product lines during the quarter, including training and simulation systems, Sensor Fuzed Weapons and Armored Security Vehicles, which had a $57 million impact that was only partially offset by higher Unmanned Aircraft Systems volume of $14 million.

For the nine months ended October 2, 2010, revenues at Textron Systems increased $55 million, 3.9%, compared with 2009, largely due to higher Unmanned Aircraft Systems volume of $126 million, which was partially offset by lower training and simulation systems, Sensor Fuzed Weapons and Armored Security Vehicles volume of $72 million.

Industrial
Industrial revenues increased $77 million, 14.7%, in the third quarter of 2010, and $380 million, 25.2%, for the nine months ended October 3, 2010, compared with 2009.  These increases were primarily due to higher volumes in most of our industrial businesses, partially offset by an unfavorable foreign exchange impact of $17 million for both the three and nine months ended October 2, 2010, largely due to fluctuations with the Euro.

Sales for our Kautex business, which represents approximately 65% of total Industrial sales, increased 16% in the third quarter of 2010 and 34% in the first nine months of 2010, compared with 2009, reflecting improvements in the automotive industry.

Finance
Finance revenues decreased $12 million, 16.9%, in the third quarter of 2010, compared with 2009, primarily due to a $25 million impact from lower average finance receivables of $1.8 billion, $15 million in lower accretion from previous mark-to-market adjustments and $8 million in lower gains on debt extinguishment, partially offset by $41 million in lower net portfolio losses. Net portfolio losses decreased primarily as a result of fewer discounts taken on the sale or early termination of finance receivable assets associated with the liquidation of distribution finance receivables, lower impairment charges in the structured capital portfolio and a $10 million gain recognized on the sale of a distribution finance receivable portfolio in the third quarter of 2010.

For the nine months ended October 2, 2010, Finance revenues decreased $88 million, 31.5%, compared with 2009, primarily due to a $70 million impact from lower average finance receivables of $1.7 billion, $47 million in lower gains on debt extinguishment and a $22 million impact of variable-rate receivable interest rate floors, partially offset by $68 million in lower net portfolio losses. Net portfolio losses decreased primarily as a result of fewer discounts taken on the sale or early termination of finance receivable assets associated with the liquidation of distribution finance receivables, lower impairment charges in the structured capital portfolio and a $23 million gain on the sale of two distribution finance receivable portfolios in the first and third quarters of 2010.

Segment Profit

Segment profit is an important measure used to evaluate performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges.  The measurement for the Finance segment includes interest income and expense and excludes special charges.  Segment profit and profit margin by segment are presented in the table below:

	Three Months Ended				Nine Months Ended
(In millions)	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
Manufacturing Group
Cessna	$(31)	(5.8)%	$32	3.9%	$(52)	(3.2)%	$170	6.9%
Bell	107	13.0%	79	12.6%	289	12.8%	220	10.8%
Textron Systems	50	10.9%	68	13.5%	175	12.1%	175	12.5%
Industrial	37	6.2%	6	1.1%	137	7.3%	9	0.6%
	163	6.7%	185	7.5%	549	7.6%	574	7.7%
Finance Group	(51)	(86.4)%	(64)	(90.1)%	(180)	(94.2)%	(229)	(82.1)%
Segment profit	$112	4.5%	$121	4.7%	$369	5.0%	$345	4.5%

Cessna
Cessna’s segment profit decreased $63 million in the third quarter of 2010, compared with 2009, primarily due to the $70 million impact from lower volume and $12 million in inflation, net of higher pricing, partially offset by improved performance of $19 million.  The improved performance included lower warranty expense of $9 million, lower tooling costs of $6 million, labor efficiencies resulting from 2009 furloughs of $6 million and lower selling and administrative expenses of $6 million, largely due to headcount reductions.  These improvements were partially offset by lower deposit forfeiture income of $12 million due to fewer order cancellations in 2010.

For the nine months ended October 2, 2010, Cessna’s segment profit decreased $222 million due to the $271 million impact from lower volume, a nonrecurring $50 million gain on the 2009 sale of CESCOM assets and $25 million of inflation, net of higher pricing, partially offset by improved cost performance of $124 million.  The improved performance included lower inventory reserves and used aircraft write-downs of $59 million, lower engineering, selling and administrative expenses of $58 million, largely due to workforce reductions, and lower tooling costs of $18 million, partially offset by lower deposit forfeiture income of $37 million due to fewer order cancellations in 2010.

Bell
Bell’s segment profit increased $28 million in the third quarter of 2010, compared with 2009, primarily due to the $17 million impact from higher volume and improved performance of $13 million.  The improved performance is primarily due to $30 million related to the V-22 and H-1 programs discussed below, partially offset by an $11 million gain on a Canadian currency exchange contract recorded in 2009 and $11 million in higher research and development costs and selling and administrative expenses.

For the nine months ended October 2, 2010, Bell’s segment profit increased $69 million primarily due to improved performance, which included $54 million related to the V-22 and H-1 programs discussed below and $11 million of non-recurring charges recorded in 2009 in connection with the termination of certain commercial models.  These improvements were partially offset by an $11 million gain on a Canadian currency exchange contract recorded in 2009.

V-22 and H-1 Programs – Profit margins on the V-22 and H-1 programs improved in the third quarter of 2010 primarily due to a $13 million impact from efficiencies realized in connection with the ramp-up of production lines and $9 million of lower material cost for H-1 contracts.  For the nine months ended October 2, 2010, the profit margin on these programs included a $21 million benefit recognized in the second quarter of 2010 related to the expected reimbursement of prior year costs, a $13 million impact from efficiencies realized in connection with the ramp-up of production lines and $9 million of lower material costs for H-1 contracts.

Textron Systems
Segment profit at Textron Systems decreased $18 million in the third quarter of 2010, compared with 2009, primarily due to a $10 million impact from lower volume and $8 million due to pricing and unfavorable mix, largely related to pricing on new Armored Security Vehicles contracts.  We experienced lower volumes in several of our product lines during the quarter, including a $13 million impact for training and simulation systems and Sensor Fuzed Weapons, which was partially offset by a $3 million impact from higher Unmanned Aircraft Systems volume.  For the nine months ended October 2, 2010, segment profit at Textron Systems was unchanged from the corresponding period of 2009 as improved performance within the segment was offset by inflation.

Industrial
Industrial segment profit increased $31 million in the third quarter of 2010, compared with 2009, primarily due to the $23 million impact from higher volume and $27 million in improved performance, partially offset by inflation in excess of higher pricing of $18 million.  For the nine months ended October 2, 2010, segment profit increased $128 million, compared with 2009, primarily due to the $104 million impact from higher volume and $77 million in improved performance, partially offset by inflation in excess of higher pricing of $47 million.  Cost performance improved in 2010 largely due to the significant efforts made in 2009 to reduce costs through workforce reductions and other initiatives.

Finance
The Finance segment loss was lower in both the third quarter and the nine months ended October 2, 2010, compared with the same periods of 2009.  The primary reasons for these improvements are as follows:

(In millions)	Third Quarter	Year-to-Date
Decrease in provision for loan losses	$14	$78
Lower net portfolio losses	41	68
Lower operating and administrative expenses	10	31
Gains on debt extinguishment	(8)	(47)
Lower average finance receivables of $1.8 billion and $1.7 billion, respectively	(14)	(30)
Impact of variable-rate receivable interest rate floors	(5)	(22)
Interest expense rate impact	(12)	(13)
Lower accretion of previous mark-to-market adjustments	(15)	(4)
Other	2	(12)
Total period-over-period change	$13	$49

The provision for loan losses decreased primarily due to fewer new accounts identified as nonaccrual during the period.  Operating and administrative expenses decreased largely due to a reduction in workforce as a result of our exit plan.

Finance Segment Portfolio Quality
The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment.  Finance receivables held for sale are reflected at the lower of cost or fair value on the Consolidated Balance Sheets.  As a result, finance receivables held for sale are not included in the credit performance statistics below.

(Dollars in millions)	October 2, 2010	January 2, 2010
Nonaccrual finance receivables	$876	$1,040
Allowance for losses	$355	$341
Ratio of nonaccrual finance receivables to finance receivables	18.51%	16.75%
Ratio of allowance for losses on impaired nonaccrual finance receivables to impaired nonaccrual finance receivables	23.40%	15.57%
Ratio of allowance for losses to nonaccrual finance receivables	40.53%	32.79%
Ratio of allowance for losses to finance receivables	7.50%	5.49%
60+ days contractual delinquency as a percentage of finance receivables	7.58%	9.23%
60+ days contractual delinquency	$357	$569
Operating assets received in satisfaction of troubled loans and leases	$126	$112
Repossessed assets and properties	$149	$119

The allowance for losses increased $14 million from year end as the provision for losses taken in 2010 of $128 million was partially offset by net charge-offs of $114 million, which includes $40 million charge-offs in golf mortgage accounts and $36 million in aviation accounts.

The percentage of finance receivables that are nonaccrual is substantially higher than the percentage that are contractually delinquent greater than sixty days as a result of our assessment that we will be unable to collect all amounts due prior to the account becoming contractually delinquent.  This situation occurs frequently related to revolving loans since we typically receive all cash collections from the underlying collateral and advance funds to the borrower only when the borrower is not in default and has sufficient collateral under the terms of the contract.  These cash collections are often sufficient to satisfy contractually required payments of interest and principal for long periods of time subsequent to the borrower experiencing significant financial stress.

Nonaccrual finance receivables decreased $164 million from the year-end balance, primarily due to the resolution of several significant accounts through the repossession of collateral, restructure of finance receivables and cash collections, partially offset by new finance receivables identified as nonaccrual in 2010.  The net reductions by collateral type included $93 million for general aviation aircraft, $40 million for dealer inventory, $34 million for golf course property and $20 million for hotels, partially offset by a $38 million net increase in accounts secured by marinas.  New finance receivables identified as nonaccrual were primarily comprised of accounts secured by golf course property, aircraft and marinas.

Our nonaccrual finance receivables include impaired finance receivables, as well as accounts in homogeneous loan portfolios that are not considered to be impaired but are contractually delinquent by more than three months.  A summary of these finance receivables and the related allowance for losses by collateral type is as follows:

	October 2, 2010			January 2, 2010
Collateral Type (In millions)	Nonaccrual Finance Receivables	Impaired Nonaccrual Finance Receivables	Allowance for Losses on Impaired Nonaccrual Finance Receivables	Nonaccrual Finance Receivables	Impaired Nonaccrual Finance Receivables	Allowance for Losses on Impaired Nonaccrual Finance Receivables
Timeshare notes receivable*	$220	$219	$91	$259	$254	$53
General aviation aircraft	193	180	47	286	272	46
Golf course property	132	131	17	166	165	27
Resort construction/inventory	136	136	3	104	104	—
Marinas	50	50	12	12	12	—
Dealer inventory	48	28	6	88	68	14
Hotels	58	58	14	78	78	7
Other	39	22	3	47	31	6
Total	$876	$824	$193	$1,040	$984	$153
*	Finance receivables collateralized primarily by timeshare notes receivable also may be collateralized by certain real estate and other assets of our borrowers.

Corporate Expense and Other, Net

Corporate expense and other, net represents the portion of selling and administrative expense that is not allocated to our segments.  Corporate expense and other, net decreased $9 million, 20%, to $35 million in the third quarter of 2010, compared with 2009,  primarily due to lower compensation and related costs.  For the nine months ended October 3, 2010, corporate expense and other, net decreased $35 million, 28%, to $89 million, compared with 2009, primarily due to $14 million in lower compensation and related costs and $13 million in lower interest on borrowings against officers life insurance policies that were repaid in the second quarter of 2009.

Critical Accounting Estimates

Retirement Benefits
At the end of 2009, we used a discount rate assumption of 6.25% and an assumed expected long-term rate of return of 8.5% to measure our qualified U.S. pension plan obligation, as well as pension expense for 2010.  During the first nine months of 2010, discount rates have declined significantly.  Considering this current decline since our year-end 2009 measurement, we would expect the amount of the U.S. pension plan obligation we record at the end of 2010 to increase materially, resulting in a decrease in shareholders’ equity.  Any such adjustment would be included in other comprehensive income (loss) and would not affect our results of operations in 2010.

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

Key information that is utilized in assessing our liquidity is summarized below:

(In millions)	October 2, 2010	January 2, 2010
Manufacturing group
Cash and equivalents	$802	$1,748
Debt	$2,307	$3,584
Shareholders’ equity	$2,986	$2,826
Capital (debt plus shareholders’ equity)	$5,293	$6,410
Net debt (net of cash and equivalents) to capital	33.5%	39.4%
Debt to capital	43.6%	55.9%
Finance group
Cash and equivalents	$189	$144
Debt	$4,062	$5,698

We believe that our calculations of debt to capital and net debt to capital are useful measures as they provide a summary indication of the level of debt financing (i.e. leverage) that is in place to support our capital structure, as well as to provide an indication of the capacity to add further leverage.  We believe that with our existing cash balances, coupled with the continued successful execution of the exit plan for the non-captive portion of the commercial finance business, and cash we expect to generate from our manufacturing operations, we will have sufficient cash to meet our future needs.

During the first nine months of 2010, we liquidated $2.1 billion of the Finance group’s finance receivables. These finance receivable reductions occurred in both the non-captive and captive finance portfolios, but were primarily driven by the non-captive portfolio in connection with our exit plan, including $862 million in the distribution finance product line and $295 million in the timeshare product line.  These reductions resulted from the combination of scheduled finance receivable collections, sales, discounted payoffs, repossession of collateral, charge-offs and impairment charges recorded as portfolio losses, net of gains in our Consolidated Statements of Operations.  In addition, the reduction in finance receivables included $534 million in the captive finance portfolio, primarily as a result of reduced loan and lease originations and the sale of $84 million of finance receivables.

We measure the success of the exit plan based on the percentage of total finance receivable and other finance asset reductions converted to cash.  In the first nine months of 2010, we had a cash conversion ratio of 92%, compared with 94% in the full year of 2009.  This performance was primarily driven by sales of $375 million of finance receivables in the distribution finance product line in 2010.  We expect the cash conversion ratio to continue to decline over the duration of the exit plan due to the change in mix from shorter term assets in distribution finance and asset-based lending product lines to longer term assets in the timeshare, golf mortgage and structured finance product lines and the existence of a higher concentration of nonaccrual finance receivables.  In 2010, we now expect a finance receivable reduction for the full year of $2.4 billion, net of originations, which includes non-captive finance receivables as well as captive finance receivables.  At October 2, 2010, the exit plan applied to the remaining $2.6 billion of the Finance group’s non-captive finance receivable portfolio.

On October 2, 2010, the Finance group had $672 million in debt and $349 million in other liabilities, primarily accounts payable and accrued expenses, that are payable within the next 12 months.

On May 5, 2009, we issued $600 million of 4.5% Convertible Senior Notes with a maturity date of May 1, 2013 as discussed in Note 8 to the Consolidated Financial Statements in Textron’s 2009 Annual Report on Form 10-K.  For at least 20 trading days during the 30 consecutive trading days ended September 30, 2010, our common stock price exceeded the conversion threshold price set forth for these Convertible Notes of $17.06 per share.  Accordingly, the notes are convertible at the holder’s option through December 31, 2010.  We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the Convertible Notes.  We intend to settle the face value of the Convertible Notes in cash.  We have continued to classify these Convertible Notes as long-term based on our intent and ability to maintain the debt outstanding for a least one year through the use of various funding sources available to us.

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

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009
Net cash provided by (used in) operating activities of continuing perations – GAAP	$431	$317
Less: Dividends received from the Finance group	(355)	(284)
Plus: Capital contributions paid to Finance group	228	197
Less: Capital expenditures	(134)	(165)
Plus: Proceeds on sale of property, plant and equipment	4	3
Manufacturing free cash flow – Non-GAAP	$174	$68

Cash used for restructuring activities totaled $43 million for the nine months ended October 2, 2010, compared with $119 million in the corresponding period in 2009.

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statement of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009
Operating activities	$431	$317
Investing activities	(207)	(211)
Financing activities	(1,161)	1,167

Operating activities generated more cash in the 2010 compared with 2009, largely due to higher earnings, excluding the impact of non-cash items.  The Manufacturing group had an increase in working capital of

$286 million in 2010 primarily related to higher inventory levels at Cessna, Textron Systems and Bell, which accounted for $226 million of the cash used, net of increased payables.  Textron Systems used more cash to build inventories for existing programs, while at Cessna and Bell, commercial inventory increased largely due to lower sales volume and the ramp up of new models.  In addition, higher liquidation of customer deposits in 2010, primarily at Cessna, accounted for $105 million of the decline.  In 2009, the Manufacturing group had an increase in working capital of $308 million, primarily due to a decrease in accounts payable and accrued liabilities, which included a $100 million cash settlement of the stock-based compensation hedge, partially offset by $372 million in cash from inventory reductions.

Investing activities include $47 million in cash used to acquire three companies in the Textron Systems and Bell segments in 2010.  This use of cash was partially offset by $31 million in lower capital expenditures.

In 2010, the use of cash within financing activities primarily consisted of the repayment of $1.2 billion on our bank credit line and $130 million of maturing debt, partially offset by the receipt of $150 million from the Finance group to repay a portion of its intergroup borrowings.  In 2009, the source of cash within financing activities was primarily due to the $1.2 billion draw on our bank credit lines, the receipt of $442 million (net of the purchase of a call option and fees) from the issuance of Convertible Notes, $333 million in proceeds from the issuance of 23,805,000 shares of our common stock and the sale of common stock warrants and $595 million (net of fees) from term debt issuance, partially offset by the repayment of $869 million of commercial paper borrowings and a $411 million repayment of advances against company-owned life insurance policies.

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

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009
Dividends paid by TFC to Textron Inc.	$355	$284
Capital contributions paid to TFC under Support Agreement	(228)	(197)

An additional cash contribution of $155 million was made to TFC on October 12, 2010, which was reflected as a capital contribution, to maintain compliance with the fixed charge coverage ratio required by the Support Agreement.  Due to the nature of these contributions, we classify these contributions within cash flows used by operating activities for the Manufacturing group in the Consolidated Statement of Cash Flows.  Capital contributions to support Finance group growth in the ongoing captive finance business are classified as cash flows from financing activities.  The Finance group’s net income (loss) is excluded from the Manufacturing group’s cash flows, while dividends from the Finance group are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.

Finance Group Cash Flows
The cash flows from continuing operations for the Finance group are summarized below:

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009
Operating activities	$68	$134
Investing activities	1,923	1,363
Financing activities	(1,946)	(984)

The Finance group cash from operating activities decreased primarily due to a $48 million impact from cash receipts/payments under the group’s tax sharing agreement with the Manufacturing group.  In 2010, net cash received under the agreement was $10 million, which included a $51 million payment to the Manufacturing group in the first quarter of 2010.  In 2009, cash received under the agreement totaled $58 million.

The Finance group generated more cash from investing activities in 2010 as we effected our exit plan for the non-captive business and originated fewer new loans.  Finance receivable originations, net of amounts received on outstanding finance receivables and proceeds from sales and securitizations, provided $1.8 billion in investing cash in 2010, compared with $1.0 billion in 2009.

The Finance group had principal payments on short- and long-term debt of $1.7 billion in 2010, compared with $2.6 billion in 2009 as we made payments on maturing debt, along with the early extinguishment of $655 million of debt in 2009.  Offsetting these lower principal payments was the receipt in 2009 of $1.7 billion in proceeds from drawdown on the Finance group’s bank line of credit.  In 2010 and 2009, the Finance group repaid $150 million and $133 million, respectively, to the Manufacturing group under its intergroup borrowing arrangement.

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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(284)	$(461)
Cash received from customers, sale of receivables and securitizations	687	648
Other	(25)	(37)
Total reclassifications from investing activities	378	150
Reclassifications to financing activities:
Capital contribution paid by Manufacturing group to Finance group	228	—
Dividends received by Manufacturing group from Finance group	(355)	(87)
Other	17	41
Total reclassifications to financing activities	(110)	(46)
Total reclassifications and adjustments to cash flow to operating activities	$268	$104

Finance receivable originations were $177 million lower primarily due to lower sales volume at Cessna.

The consolidated cash flows from continuing operations, after elimination of activity noted above, are summarized below:

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009
Operating activities	$767	$555
Investing activities	1,338	1,002
Financing activities	(2,997)	229

On a consolidated basis, operating activities generated more cash in 2010 compared with 2009, largely due changes in working capital. Working capital decreased $160 million in 2010, compared with a $29 million increase in working capital in 2009, primarily due to a $216 million decrease in net captive finance receivables as cash collections exceeded originations, as discussed above.  This increase was partially offset by more cash used related to higher inventory levels at Cessna, Textron Systems and Bell, net of increased payables.  Textron Systems used more cash to build inventories for existing programs, while at Cessna and Bell, commercial inventory increased largely due to lower sales volume and the ramp up of new models.  In addition, higher liquidation of customer deposits in 2010, primarily at Cessna, accounted for $105 million of the decrease.  In 2009, we had an increase in working capital primarily due to a decrease in accounts payable and accrued liabilities, which included a $100 million cash settlement of the stock-based compensation hedge, partially offset by $368 million in cash from inventory reductions and a $187 million reduction in captive finance receivables, net.

We generated more cash from investing activities in 2010 as we effected our exit plan for the non-captive business and originated fewer new loans.  Finance receivable originations, net of amounts received on outstanding finance receivables and proceeds from sales and securitizations, provided $1.4 billion in investing cash in 2010, compared with $0.8 billion in 2009.  Investing activities also include $47 million in cash used for acquisitions in the Textron Systems and Bell segments in 2010, which was partially offset by $31 million in lower capital expenditures.

In 2010, financing activities primarily consisted of $1.9 billion in principal payments on long-term debt and the repayment of the outstanding balance on Textron Inc.’s line of credit.  Financing activities provided less cash in 2010, compared with 2009, primarily due to the 2009 draw on our bank credit lines and the receipt of proceeds from the issuance of the Convertible Notes, common stock and warrants, as well as the issuance of term debt.  These cash inflows in 2009 were partially offset by a $411 million repayment of advances against company-owned life insurance policies.

Consolidated Discontinued Operations Cash Flows
The cash flows from discontinued operations are summarized below:

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009
Operating activities	$(8)	$(17)
Investing activities	—	239

In 2009, cash flow from investing activities for discontinued operations is primarily related to proceeds from the sale of HR Textron.

Forward Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, such as the Risk Factors contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and including the following: (a) changes in worldwide economic and political conditions that impact demand for our products, interest rates and foreign exchange rates; (b) the interruption of production at our facilities or our customers or suppliers; (c) performance issues with key suppliers, subcontractors and business partners; (d) our ability to perform as anticipated and to control costs under contracts with the U.S. Government; (e) the U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards; (f) changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Enduring Freedom and the Overseas Contingency Operations; (g) changes in national or international funding priorities, U.S. and foreign military budget constraints and determinations, and government policies on the export and import of military and commercial products; (h) legislative or regulatory actions impacting our operations or demand for our products; (i) the ability to control costs and successful implementation of various cost-reduction programs; (j) the timing of new product launches and certifications of new aircraft products; (k) changes in aircraft delivery schedules or cancellation or deferrals of orders; (l) the impact of changes in tax legislation; (m) the extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs; (n) our ability to offset, through cost reductions, pricing pressure brought by original equipment manufacturer customers; (o) the availability and cost of insurance; (p) increases in pension expenses and employee and retiree medical benefits; (q) our Finance segment’s ability to maintain portfolio credit quality and to realize full value of receivables and of assets acquired upon foreclosure of receivables; (r) Textron Financial Corporation’s (“TFC”) ability to maintain certain minimum levels of financial performance required under its committed bank line of credit and under Textron’s support agreement with TFC; (s) our Finance segment’s access to financing, including securitizations, at competitive rates; (t) our ability to successfully exit from TFC’s commercial finance business, other than the captive finance business; (u) uncertainty in estimating market value of TFC’s receivables held for sale and reserves for TFC’s receivables to be retained; (v) uncertainty in estimating contingent liabilities and unrecognized tax benefits and establishing reserves to address such items; (w) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (x) the efficacy of research and development investments to develop new products and unanticipated expenses in connection with the launching of significant new products or programs; (y) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; (z) difficult conditions in the financial markets which may adversely impact our customers’ ability to fund or finance purchases of our products; and (aa) continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the nine months ended October 2, 2010.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2009 Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Our business, financial condition and results of operations are subject to various risks, including those discussed below, in our Annual Report on Form 10-K for the year ended January 2, 2010 and our Quarterly Reports filed thereafter, which may affect the value of our securities. The risks discussed in our SEC filings are those that we believe currently are the most significant, although additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.

The increasing costs of certain employee and retiree benefits could adversely affect our results.

Our earnings and cash flow may be impacted by the amount of income or expense we expend or record for employee benefit plans. This is particularly true for our defined benefit pension plans, where required contributions to those plans and related expenses are driven by, among other things, our assumptions of the expected long-term rate of return on plan assets, the discount rate used for future payment obligations and the rates of future cost growth. Additionally, as part of our annual evaluation of these plans, significant changes in our assumptions, due to changes in economic, legislative and/or demographic experience or circumstances, or changes in our actual investment returns could impact our unfunded status of the plans requiring us to substantially increase our pension liability with a resulting decrease in shareholders’ equity. Changes in the funded status of these plans are recognized in other comprehensive income (loss) in the year in which they occur.  Also, changes in pension legislation and regulations could increase the cost associated with our defined benefit pension plans.

In addition, medical costs are rising at a rate faster than the general inflation rate. Continued medical cost inflation in excess of the general inflation rate would increase the risk that we will not be able to mitigate the rising costs of medical benefits. Moreover, the U.S. Congress has recently enacted a comprehensive health-care law, and we are evaluating the potential impacts of this new law on our costs.  We expect that some of the requirements of this new law will increase our future costs. Increases to the costs of pension and medical benefits could have an adverse effect on our financial results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As reported in Amendment No. 4 to our Schedule TO filed on August 3, 2010, pursuant to our option exchange offer to eligible employees, on August 1, 2010 we granted an aggregate of 1,000,775 new stock options with an exercise price of $20.76 per share in exchange for an aggregate of 2,612,419 eligible stock options tendered in the exchange. The fair value of the new options was approximately 15% lower than the fair value of the “out of the money” options which were tendered in exchange for the new options.  Each new option has a new vesting condition of the longer of one year from the new option’s grant date and the remaining period until the original vesting date of the eligible option for which it was exchanged and is exercisable for the original term of the eligible option.  This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

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

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	October 28, 2010	/s/Richard L. Yates
Richard L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group
12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.