Form 10-K
period 2011-01-01
TEXTRON INC
filed 2011-03-01
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ✓   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes         No   ✓
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ✓   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [      ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ✓ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No   ✓
The aggregate market value of the registrant’s Common Stock held by non-affiliates at July 2, 2010 was approximately $4.4 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.
At February 12, 2011, 276,027,951 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2011.

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
We conduct our business through five operating segments: Cessna, Bell, Textron Systems and Industrial, which represent our manufacturing businesses, and Finance, which represents our finance business. A description of the business of each of our segments is set forth below. Our business segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries. Financial information by business segment and geographic area appears in Note 17 to the Consolidated Financial Statements on pages 80 and 82 of this Annual Report on Form 10-K. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 35 of this Annual Report on Form 10-K. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.
Cessna Segment
Cessna is the world’s leading general aviation company based on unit sales with two principal lines of business: Aircraft sales and aftermarket services. Aircraft sales include Citation business jets, Caravan single-engine utility turboprops, single-engine piston aircraft and lift solutions by CitationAir. Aftermarket services include parts, maintenance, inspection and repair services. Revenues in the Cessna segment accounted for approximately 24%, 32% and 40% of our total revenues in 2010, 2009 and 2008, respectively. Revenues for Cessna’s principal lines of business were as follows:

(In millions)	2010	2009	2008

Aircraft sales	$1,896	$2,733	$4,941
Aftermarket	667	587	721

	$2,563	$3,320	$5,662

The family of business jets currently produced by Cessna includes the Citation CJ1+, Citation CJ2+, Citation CJ3, Citation CJ4, Citation Sovereign, Citation X, Citation XLS+ and Mustang. The Cessna Caravan is the world’s best-selling utility turboprop. Caravans are offered in four models: the Grand Caravan, the Super Cargomaster, the Caravan 675 and the Caravan Amphibian. Caravans are used in the United States primarily for overnight express package shipments and for personal transportation. International uses of Caravans include humanitarian flights, tourism and freight transport. Cessna offers nine models in its single-engine piston product line, which include the four-place Skyhawk, Skyhawk SP, Skylane, Turbo Skylane, Corvalis and Corvalis TT, the six-place Stationair and Turbo Stationair and the two-place Skycatcher.
The Citation family of aircraft currently is supported by nine Citation Service Centers owned or operated by Cessna, along with authorized independent service stations and centers located in more than 27 countries throughout the world. Cessna-owned Service Centers provide customers with 24-hour service and maintenance. Cessna also provides around-the-clock parts support for Citation aircraft. Cessna Caravan and single-engine piston customers receive product support through independently owned service stations and around-the-clock parts support through Cessna.
Cessna markets its products worldwide through its own sales force, as well as through a network of authorized independent sales representatives, depending upon the product line. Cessna has several competitors domestically and internationally in various market segments. Cessna’s aircraft compete with other aircraft that vary in size, speed, range, capacity and handling characteristics on the basis of price, product quality and reliability, product support and reputation.
Cessna’s private jet business called CitationAir offers a spectrum of private aviation lift solutions, including Jet Card, Jet Access, Jet Shares, Jet Management and Corporate Solutions. The CitationAir fleet operates throughout the contiguous U.S. and in Canada, Mexico, the Caribbean, the Bahamas and Bermuda.

Bell Segment
Bell Helicopter is one of the leading suppliers of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world. Revenues for Bell accounted for approximately 31%, 27% and 20% of our total revenues in 2010, 2009 and 2008, respectively. Revenues by Bell’s principal lines of business were as follows:

(In millions)	2010	2009	2008

Military:
V-22 Program	$1,155	$925	$845
Other Military	845	722	744
Commercial	1,241	1,195	1,238

	$3,241	$2,842	$2,827

Bell supplies advanced military helicopters and support to the U.S. Government and to military customers outside the U.S. Bell’s primary U.S. Government programs are the V-22 tiltrotor aircraft and the H-1 helicopters. Bell is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company (Boeing), the only supplier of military tiltrotor aircraft. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. Through its strategic alliance with Boeing, Bell produces and supports the V-22 tiltrotor aircraft for the U.S. Department of Defense (DoD). The U.S. Marine Corps H-1 helicopter program includes a utility model and an advanced attack model, the UH-1Y and the AH-1Z, respectively, which have 84% parts commonality between them.
Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue, emergency medical helicopter operators and foreign governments. Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products. The helicopters currently produced by Bell for commercial applications include the 206L-4, 407, 412EP, 429 and Huey II.
For both its military programs and its commercial products, Bell provides post-sale support and service for its installed base of approximately 13,000 helicopters through a network of Bell-owned service sites, more than 120 independent service centers and six supply centers that are located worldwide. Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.
Bell competes against a number of competitors based in the U.S. and other countries for its helicopter business, and its parts and support business competes against numerous competitors around the world. Competition is based primarily on price, product quality and reliability, product support, performance and reputation.
Textron Systems Segment
Textron Systems’ product lines consist of unmanned aircraft systems, land and marine systems, weapons and sensors and a variety of defense and aviation mission support products. Textron Systems is a supplier to the defense, aerospace and general aviation markets, providing approximately 19%, 18% and 13% of Textron’s revenues in 2010, 2009 and 2008, respectively. While this segment sells most of its products to U.S. Government customers, it also increasingly sells products to customers outside the U.S. through foreign military sales sponsored by the U.S. Government and directly through commercial sales channels. Textron Systems competes on the basis of technology, contract performance, price, product quality and reliability, product support and reputation.
Revenues by Textron Systems’ product lines were as follows:

(In millions)	2010	2009	2008

Unmanned Aircraft Systems	$785	$634	$579
Land and Marine Systems	503	528	546
Weapons and Sensors	284	314	296
Mission Support and Other	407	423	459

	$1,979	$1,899	$1,880

Unmanned Aircraft Systems
Unmanned Aircraft Systems (UAS) consists of the AAI-UAS and AAI-Logistics & Technical Services businesses, which are operating units of Textron Systems. AAI-UAS is the prime system integrator for the U.S. Army’s premier tactical UAS, the Shadow, which includes the One System Ground Control Station — the U.S. Army’s standard for interoperability of manned and unmanned airborne assets. AAI-Logistics & Technical Services provides logistical support related to the operation of various unmanned aircraft systems including field operational and maintenance service support, as well as engineering and supply chain services to government and commercial customers worldwide.

Land and Marine Systems
The Land and Marine Systems business is operated as Textron Marine & Land Systems (TMLS). TMLS is a world leader in the design, production and support of Armored Security Vehicles (ASV), turrets and related subsystems and advance marine craft. TMLS currently produces ASVs and its variants for the U.S. Army and international allies.
Weapons and Sensors
The Weapons and Sensors business is operated as Textron Defense Systems (TDS). This business consists of state-of-the-art smart weapons; airborne and ground-based sensors and surveillance systems; and protection systems for the defense, aerospace and homeland security communities. TDS is the U.S. Air Force’s prime contractor for the Sensor Fuzed Weapon and the U.S. Army’s lead provider for networked munitions systems.
Mission Support and Other
Mission Support and Other includes three lines of business: AAI-Test & Training, Overwatch and Lycoming. AAI-Test & Training provides training and simulation systems and automated aircraft test and maintenance equipment. Overwatch is a widely recognized market leader in multi-source intelligence and geospatial analysis solutions. Lycoming specializes in the engineering, manufacture, service and support of piston aircraft engines for the general aviation market.
Industrial Segment
Our Industrial segment designs and manufactures a variety of products under three principal product lines. Industrial segment revenues were as follows:

(In millions)	2010	2009	2008

Fuel systems and functional components	$1,640	$1,287	$1,763
Golf and turf care	554	491	720
Powered tools, testing and measurement equipment	330	300	435

	$2,524	$2,078	$2,918

Fuel Systems and Functional Components
Our fuel systems and functional components product line is operated by our Kautex division, which is headquartered in Bonn, Germany. Kautex is a leading developer and manufacturer of blow-molded plastic fuel systems for cars, light trucks, all-terrain vehicles, windshield and headlamp washer systems, and selective catalytic reduction systems used to reduce emissions from diesel engines. Kautex produces engine camshafts in North America, and serves the automobile market worldwide, with operating facilities near its major customers around the world. In addition, from facilities in Germany and Poland, Kautex develops and produces plastic bottles and containers for food, household, laboratory and industrial uses. Revenues of Kautex accounted for approximately 16%, 12% and 13% of our total revenues in 2010, 2009 and 2008, respectively.
Our automotive products have a limited number of competitors worldwide, some of which are affiliated with the original equipment manufacturers that comprise our targeted customer base. Competition typically is based on a number of factors, including price, product quality and reliability, prior experience and available manufacturing capacity.
Golf and Turf Care
Our golf and turf care product line includes the products manufactured by our E-Z-GO and Jacobsen divisions. E-Z-GO designs, manufactures and sells golf cars and off-road utility vehicles powered by electric and internal combustion engines and electric on-road low speed vehicles under the E-Z-GO name, as well as multipurpose utility vehicles and off-road vehicles under the E-Z-GO, Cushman and Bad Boy Buggies brand names. E-Z-GO’s diversified customer base consists primarily of golf courses, resort communities and municipalities, consumers, and commercial and industrial users such as airports, college campuses and factories. Sales are made factory direct and through distributors and dealers worldwide. E-Z-GO has two major competitors for golf cars and several other competitors for off-road, on-road and multipurpose utility vehicles. Competition is based primarily on product quality and reliability, product support, reputation and price.
Jacobsen designs and manufactures professional turf-maintenance equipment, as well as specialized turf-care vehicles. Brand names include Ransomes, Jacobsen and Cushman. Jacobsen’s customers include golf courses, resort communities, sporting venues and municipalities. Products are sold through a network of distributors and dealers. Jacobsen has two major competitors for professional turf-maintenance equipment and several other competitors for specialized turf-care products. Competition is based primarily on product features, product quality and reliability, price and product support.
Powered Tools, Testing and Measurement Equipment
We design and manufacture powered tools, testing and measurement equipment through our Greenlee division. Greenlee designs and manufactures powered equipment, electrical test and measurement instruments, hand and hydraulic powered tools, and electrical and fiber optic assemblies under the Greenlee, Klauke, Paladin Tools, Progressive and Tempo brand names. These products principally are used in the electrical construction, maintenance, telecommunications, data communications, wiring and plumbing industries. Greenlee distributes its products through a global network of sales representatives and distributors and sells its products directly to home improvement retailers and original equipment manufacturers. Through a joint venture, Greenlee also sells hand and powered tools for the plumbing and mechanical industries in North America. The Greenlee businesses face competition from numerous manufacturers based primarily on price, product quality and reliability.
Finance Segment
Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries, along with three other finance subsidiaries owned by Textron Inc. In the fourth quarter of 2008, we announced a plan to exit the non-captive portion of the commercial finance business of our Finance segment while retaining the captive portion of the business that supports customer purchases of products that we manufacture. We made the decision to exit this business in order to address our long-term liquidity position in light of the disruption and instability in the capital markets. The non-captive business is based primarily in North America and includes the following product lines: distribution finance, golf mortgage, structured capital and timeshare. The exit plan is being effected through a combination of orderly liquidation and selected sales. During 2010, we reduced our owned and managed receivable portfolio by approximately $2.4 billion and expect, depending on market conditions, to substantially liquidate the remaining non-captive portfolio over the next three to five years.
Our Finance segment continues to originate new customer relationships and finance receivables in the captive finance business, which provides financing primarily for new Cessna aircraft and Bell helicopters and, to a lesser extent, for new E-Z-GO and Jacobsen golf and turf-care equipment. We also provide financing to purchasers of pre-owned Cessna aircraft and Bell helicopters on a limited basis. New finance receivables are originated primarily outside the United States. Originations in the U.S. primarily finance purchases of Textron-manufactured products for purchasers who have had difficulty in accessing other sources of financing.
In 2010, 2009 and 2008, our Finance group paid our Manufacturing group $0.4 billion, $0.6 billion and $1.0 billion, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group. Our Cessna and Industrial segments also received proceeds in those years of $10 million, $13 million and $18 million, respectively, from the sale of equipment from their manufacturing operations to our Finance group for use under operating lease agreements.
The commercial finance business traditionally has been extremely competitive. Our Finance segment is subject to competition from various types of financing institutions, including banks, leasing companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry primarily is focused on price, term, structure and service.
Our Finance segment’s largest business risks are continued access to financing through the capital markets and the collectability of its finance receivable portfolio. See “Finance Portfolio Quality” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 27 for a discussion of the credit quality of this portfolio.
Backlog
Our backlog at the end of 2010 and 2009 is summarized below:

	January 1,	January 2,
(In millions)	2011	2010

U.S. Government:
Bell	$6,858	$6,416
Textron Systems	1,438	1,408

Total U.S. Government backlog	8,296	7,824

Commercial:
Cessna	2,928	4,893
Bell	341	487
Textron Systems	160	256
Industrial	40	47

Total commercial backlog	3,469	5,683

Total backlog	$11,765	$13,507

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
Approximately 58% of our total backlog at January 1, 2011 represents orders that are not expected to be filled in 2011.
The U.S. Government is obligated only up to the amount of funding formally appropriated for a contract. The difference between the award value of the contract and the amount formally appropriated (funded) represents unfunded backlog. At January 1, 2011, substantially all U.S. Government backlog included in the above table was funded. Under a multi-year procurement contract with the U.S. Government for the purchase of V-22 tiltrotor aircraft, Bell has $4.9 billion of funded backlog included in the above table. Bell also has approximately $1.2 billion of unfunded orders under the V-22 program that have not yet been appropriated and are not included in the above table.
U.S. Government Contracts
In 2010, approximately 34% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of funding, which is dependent upon congressional appropriations, national and international priorities for defense spending, world events, and the size and timing of programs in which we may participate.
Our contracts with the U.S. Government generally may be terminated by the U.S. Government for convenience or if we default in whole or in part by failing to perform under the terms of the applicable contract. If the U.S. Government terminates a contract for convenience, we normally will be entitled to payment for the cost of contract work performed before the effective date of termination, including, if applicable, reasonable profit on such work, as well as reasonable termination costs. If, however, the U.S. Government terminates a contract for default, generally: (a) we will be paid the contract price for completed supplies delivered and accepted, an agreed-upon amount for manufacturing materials delivered and accepted and for the protection and preservation of property, and an amount for partially completed products accepted by the U.S. Government; (b) the U.S. Government will not be liable for our costs with respect to unaccepted items and will be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; and (c) we may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.
Research and Development
Information regarding our research and development expenditures is contained in Note 1 to the Consolidated Financial Statements on page 50 of this Annual Report on Form 10-K.
Patents and Trademarks
We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We also own or license active trademark registrations and pending trademark applications in the U.S. and in various foreign countries or regions, as well as trade names and service marks. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including: AAI; AH-1Z; BA609; Bell/Agusta Aerospace Company, LLC; Bell Helicopter; Bravo; Cadillac Gage; Caravan; Caravan Amphibian; Caravan 675; Cessna; Cessna 350; Cessna 400; Citation; CitationAir; CitationAir Jetcard; Citation Encore+; Citation Sovereign; Citation X; Citation XLS+; CJ1+; CJ2+; CJ3; CJ4; CLAW; Corvalis; Eclipse; Excel; E-Z-GO; Fly Bell; Fly Smart; Grand Caravan; Greenlee; H-1; Huey II; IE2; Kautex; Kiowa Warrior; Klauke; Lycoming; M1117 ASV; McCauley; Mustang; Next Generation Fuel System; NGFS; Overwatch; Paladin; PDCue; Power Advantage; Progressive; ProParts; Rothenberger LLC; RXV; Sensor Fuzed Weapon; Shadow; SkyBOOKS; Skycatcher; Skyhawk; Skyhawk SP; Skylane; SkyPLUS; Sovereign; Stationair; ST 4X4; Super Cargomaster; SuperCobra; SYMTX; TDCue; Tempo; Textron; Textron Defense Systems; Textron Financial Corporation; Textron Global Technology Center; Textron Marine & Land Systems; Textron Systems; Turbo Skylane; Turbo Stationair; UAV SYSTEMS SPECIALIST; UH-1Y; US Helicopter; V-22 Osprey; 2FIVE; and 429. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.
Environmental Considerations
Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental control facilities has not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 15 to the Consolidated Financial Statements on page 79 of this Annual Report on Form 10-K.
We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets nor on our results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.
Employees
At January 1, 2011, we had approximately 32,000 employees.
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
Forward-Looking Information
Certain statements in this report and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend”, “plan,” “estimate,” “guidance”, “project”, “target”, “potential”, “will”, “should”, “could”, “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. In addition to those factors described herein under “RISK FACTORS,” factors that could cause actual results to differ materially from past and projected future results are the following:
•	Changing priorities or reductions in the U.S. Government defense budget, including those related to ongoing military operations in foreign countries;

•	Changes in worldwide economic and political conditions that impact demand for our products, interest rates and foreign exchange rates;

•	Our ability to perform as anticipated and to control costs under contracts with the U.S. Government;

•	The U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, and, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards;

•	Changes in international funding priorities, foreign military budget constraints and determinations, and government policies on the export and import of military and commercial products;

•	Our Finance segment’s ability to maintain portfolio credit quality and to realize full value of receivables and of assets acquired upon foreclosure of receivables;

•	TFC’s ability to maintain certain minimum levels of financial performance required under its committed bank line of credit and under Textron’s support agreement with TFC;

•	Our Finance segment’s access to financing, including securitizations, at competitive rates; performance issues with key suppliers, subcontractors and business partners;

•	Legislative or regulatory actions impacting our operations or demand for our products;

•	The ability to control costs and successful implementation of various cost-reduction programs;

•	The efficacy of research and development investments to develop new products and unanticipated expenses in connection with the launching of significant new products or programs, the timing of new product launches and certifications of new aircraft products;

•	The extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs;

•	Increases in pension expenses and employee and retiree medical benefits;

•	Uncertainty in estimating reserves, including reserves established to address contingent liabilities, unrecognized tax benefits and potential losses on TFC’s receivables;

•	Difficult conditions in the financial markets that may adversely impact our customers’ ability to fund or finance purchases of our products; and

•	Continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.
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
During 2010, we derived approximately 34% of our revenues from sales to a variety of U.S. Government entities. Our ability to compete successfully for and retain U.S. Government business is highly dependent on technical excellence, management proficiency, strategic alliances, cost-effective performance, and the ability to recruit and retain key personnel. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The reduction or termination of funding, or changes in the timing of funding, for a U.S. Government program in which we provide products or services would result in a reduction or loss of anticipated future revenues attributable to that program and could have a negative impact on our results of operations. Significant changes in national and international priorities for defense spending could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.
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
We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts, and restrict the use and dissemination of classified information and the exportation of certain products and technical data. Our U.S. Government contracts contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our products, services and associated materials. Several of our U.S. Government contracts contain provisions that mandate us to disclose whether or not we have been the subject of a proceeding that resulted in a criminal conviction, based on certain statutes, certain findings of civil liability, and certain administrative determinations of fault or a settlement with an acknowledgment of fault in connection with the performance of a government contract. Failure to properly and timely disclose may result in a termination for default or cause, suspension and/or debarment, and potential fines. In addition, we are subject to audits by the Defense Contract Audit Agency to assure our compliance with the laws and regulations applicable to U.S. Government contractors. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts and, under certain circumstances, suspension or debarment from future contracts for a period of time. Also, changes in procurement policies, budget considerations, unexpected U.S. developments, such as terrorist attacks, or similar political developments or events abroad that may change the U.S. Government’s national security defense posture may affect sales to government entities. These laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business.
The Department of Defense (DoD) has announced plans for significant changes to its business practices that could have a material effect on its overall procurement process and adversely impact our current programs and potential new awards.
Recently, the DoD has announced various initiatives designed to gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods and services from defense contractors. The most recent initiatives are organized in five major areas: affordability and cost growth; productivity and innovation; competition; services acquisition; and processes and bureaucracy. These new initiatives are expected to impact significantly the contracting environment in which we do business with our DoD customers, and they could have a significant impact on current programs, as well as new business opportunities. Changes to the DoD acquisition system and contracting models could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.
Cost overruns on U.S. Government contracts could subject us to losses or adversely affect our future business.
Under fixed-price contracts, as a general rule, we receive a fixed price irrespective of the actual costs we incur, and, consequently, any costs in excess of the fixed price are absorbed by us. Changes in underlying assumptions, circumstances or estimates used in developing the pricing for such contracts may adversely affect our results of operations. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-reimbursement contracts, which are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and results of operations could be adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.
Weak demand for our aircraft products may continue to adversely affect our financial results.
As a result of the recent worldwide economic downturn, over the past several years we have experienced weak demand for our new and used aircraft, a tightening of credit availability for potential purchasers of our aircraft, and a substantial number of cancellations of orders and customer requests for delayed delivery of ordered aircraft. Soft demand for new and used business jets and helicopters could persist and could continue to adversely impact the pricing of new aircraft and the valuation of used aircraft. In addition, both U.S. and foreign governments and government agencies regulate the aviation industry; they may impose new regulations with additional aircraft security or other requirements or restrictions, including, for example, restrictions and/or fees related to carbon emissions levels that may adversely impact demand for business jets and/or helicopters. A prolonged weakness in the markets for our commercial aircraft products could adversely impact our results of operations and our future prospects.
We may not be able to continue to execute the liquidation of our Finance segment’s non-captive commercial finance business at a favorable pace and level of recovery.
In the fourth quarter of 2008, we announced a plan to exit the non-captive portion of the commercial finance business of our Finance segment while retaining the captive portion of the business that supports customer purchases of products that we manufacture. The exit plan is being effected through a combination of orderly liquidation and selected sales. We cannot be certain that we will be able to continue to accomplish the orderly liquidation of our portfolio on a timely or successful basis or in a manner that will generate cash sufficient to service our Finance segment’s debt. We may encounter delays and difficulties in effecting the continued orderly liquidation of our various receivable portfolios as a result of many factors, including the inability of our customers to find alternative financing, which could expose us to increased credit losses. We may have greater difficulty in selling the remaining receivables that have been designated for sale or transfer, assets that have been acquired upon foreclosure of receivables and/or other non-operating assets at the pricing that we anticipate or in the time frame that we anticipate. We may be required to make additional mark-to-market or other adjustments against assets that we intend to sell or to take additional reserves against assets that we intend to retain. We may change our current strategy based on either our performance and liquidity position or changes in external factors affecting the value and/or marketability of our assets, which could result in changes in the classification of assets we intend to hold for investment and additional mark-to-market adjustments. We may incur higher costs than anticipated as a result of this exit plan or be subject to claims made by third parties, and the exit plan may result in increased credit losses. We expect that our portfolio quality will continue to deteriorate as we proceed through the liquidation and the asset mix changes and that our cash conversion ratio on liquidation will decrease; this deterioration could be more severe and the cash conversion ratio lower than we anticipate, resulting in greater losses. Significant delay or difficulty in executing the continued liquidation and/or substantial losses could result in the failure of our portfolio to generate the cash necessary to service our Finance segment’s indebtedness, resulting in continuing or increased adverse effects on our financial condition and results of operations.
Difficult conditions in the financial markets have adversely affected the quality of our Finance segment’s finance asset portfolios, and our losses may increase if we are unable to successfully collect our finance receivables or realize sufficient value from collateral.
The financial performance of our Finance segment depends on the quality of loans, leases and other assets in its finance asset portfolios. Portfolio quality may be adversely affected by several factors, including finance receivable underwriting procedures, collateral quality, geographic or industry concentrations, and the effect of the recent economic downturn on our customers’ businesses, as well as the broader deterioration of the financial markets. As a result of the tumultuous conditions in the financial markets over the past two years, many lenders and institutional investors have reduced, and, in some cases, ceased, to provide funding to borrowers. These conditions have led to an increased level of commercial and consumer delinquencies and defaults, lack of consumer confidence, increased market volatility, widespread reduction of business activity, and bankruptcy filings. Valuations of the types of collateral securing our timeshare and other portfolios have been and may continue to be adversely affected by increased consumer delinquencies, the reduction in business activity and bankruptcy proceedings involving our borrowers. Valuations of the types of collateral securing our captive finance portfolio, particularly valuations of used aircraft, have decreased significantly over the past two years and may continue to decrease if weak economic conditions continue. Declining collateral values could result in greater delinquencies and foreclosures as customers elect to discontinue payments on loan balances that exceed asset values. Bankruptcy proceedings involving our borrowers may prevent or delay our ability to exercise our rights and remedies and realize the full value of our collateral. Our losses may increase if our collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of our finance receivable portfolio. If these negative market conditions persist or worsen, the Finance segment may experience further deterioration in its ability to successfully collect its finance receivables or realize sufficient value from collateral, which may adversely affect our cash flow, profitability and financial condition.
Payments required under our Support Agreement with TFC could restrict our use of capital.
During the past several years, we have made quarterly capital contributions to TFC, as required under the terms of our Support Agreement with TFC, to maintain both the fixed charge coverage ratio required by the Support Agreement and the leverage ratio required by TFC’s credit facility. A summary of the capital contributions paid to TFC and dividends received from TFC is provided on page 29. We will likely be required to make additional capital contributions to TFC in the future in order to maintain this ratio. While capital contributions to TFC may not increase the aggregate amount of outstanding consolidated indebtedness of Textron and TFC, such contributions could restrict our allocation of available capital for other purposes. In addition, recently, from time to time, TFC has borrowed from us to meet its liquidity needs, and is expected to require further borrowings from us for its liquidity needs in the future, depending upon market conditions. TFC’s need for borrowings from us could restrict our use of funds for other purposes.
Failure to maintain credit ratings acceptable to investors may increase the cost of our funding and may adversely affect our access to the capital markets.
The major rating agencies regularly evaluate us, including TFC, for purposes of assigning credit ratings. Our ability to access the credit markets, and the cost of these borrowings, is affected by the strength of our credit ratings and current market conditions. Failure to maintain credit ratings that are acceptable to investors may adversely affect the cost and other terms upon which we are able to obtain financing, as well as our access to the capital markets.
We may need to obtain financing in order to meet our debt obligations in the future; such financing may not be available to us on satisfactory terms, if at all.
We may periodically need to obtain financing in order to meet our debt obligations as they come due. Although we currently have access to the capital markets, we may not be able to refinance our credit facilities or maturing debt at the time that such financing is necessary at terms that are acceptable to us, or at all. If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.
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
Our ability to meet our obligations to our customers may be adversely affected if suppliers or subcontractors do not provide the agreed-upon supplies or perform the agreed-upon services in compliance with customer requirements and in a timely and cost-effective manner. Likewise, the quality of our products may be adversely impacted if companies to whom we delegate manufacture of major components or subsystems for our products, or from whom we acquire such items, do not provide components or subsystems which meet required specifications and perform to our and our customers’ expectations. Our suppliers may be less likely than us to be able to quickly recover from natural disasters and other events beyond their control and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. The risk of these adverse effects may be greater in circumstances where we rely on only one or two subcontractors or suppliers for a particular raw material, product or service. In particular, in the aircraft industry, most vendor parts are certified by the regulatory agencies as part of the overall Type Certificate for the aircraft being produced by the manufacturer. If a vendor does not or cannot supply its parts, then the manufacturer’s production line may be stopped until the manufacturer can design, manufacture and certify a similar part itself or identify and certify another similar vendor’s part, resulting in significant delays in the completion of aircraft.
Such events may adversely affect our financial results, damage our reputation and relationships with our customers, result in regulatory actions and/or result in product liability claims. Likewise, any disruption of our information technology systems or other outsourced processes or functions could have a material adverse impact on our operations and our financial results.

Developing new products and technologies entails significant risks and uncertainties.
To continue to grow our revenues and segment profit, we must successfully develop new products and technologies or modify our existing products and technologies for our current and future markets. Our future performance depends, in part, on our ability to identify emerging technological trends and customer requirements in our current and future markets and to develop and maintain competitive products and services. Delays or cost overruns in the development and acceptance of new products, or certification of new aircraft and other products, could affect our financial results of operations. These delays could be caused by unanticipated technological hurdles, production changes to meet customer demands, unanticipated difficulties in obtaining required regulatory certifications of new aircraft products, coordination with joint venture partners or failure on the part of our suppliers to deliver components as agreed. Changes in environmental laws and regulations, for example, those enacted in response to climate change concerns and other actions known as “green initiatives,” could lead to the necessity for new or additional investment in product designs and could increase environmental compliance expenditures, including costs to defend regulatory reviews. We also could be adversely affected if the general efficacy of our research and development investments to develop products is less than expected or if we do not adequately protect the intellectual property developed through our research and development efforts. Likewise, new products and technologies could generate unanticipated safety or other concerns resulting in expanded product liability risks, potential product recalls and other regulatory issues that could have an adverse impact on us. Furthermore, because of the lengthy research and development cycle involved in bringing certain of our products to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aerospace or defense industries could have a significant effect on the demand for new products and technologies under development, which could have an adverse effect on our financial condition and results of operations. In addition, there can be no assurance that the market for our offerings will develop or continue to expand as we currently anticipate. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products. Our failure in our new product development efforts or the failure of our products or services to achieve market acceptance more rapidly than our competitors could have an adverse effect on our financial condition and results of operations.
Our business is subject to the risks of doing business in foreign countries.
Our international business, including U.S. exports, exposes us to certain unique and potentially greater risks than our domestic business. Our exposure to such risks increases as our international business continues to grow. Our international business is subject to U.S. and local government regulations and procurement policies and practices, which may change from time to time, including regulations relating to import-export control; environmental, health and safety; investments; exchange controls; and repatriation of earnings or cash settlement challenges, as well as to varying currency, geopolitical and economic risks. These international risks may be especially significant with respect to aerospace and defense products for which we sometimes first must obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell our products outside the U.S. Any significant impairment of our ability to sell products outside the U.S. could negatively impact our results of operations and financial condition. Additionally, some international government customers require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts generally extend over several years and may include penalties if we fail to meet the offset requirements, which could adversely impact our revenues, profitability and cash flows. Additionally, we are facing increasing competition in our international markets from foreign and multinational firms that may have certain home country advantages over us; as a result, our ability to compete successfully in those markets may be adversely affected, which could negatively impact our revenues.
We maintain manufacturing facilities, services centers, supply centers and other facilities worldwide, including in various emerging market countries, and we expect that our investment in emerging market countries will continue to increase. Emerging market operations can present many risks, including civil disturbances, economic and government instability, terrorism and related safety concerns, health concerns, cultural differences in employment and business practices, the imposition of exchange controls and risks associated with inadequate infrastructures to deal with natural disasters. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.
We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors and suppliers in connection with international programs. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to facilitate compliance with these laws, any such violation by any of our international representatives, consultants, subcontractors or suppliers, even if prohibited by our policies, could have an adverse effect on our business and reputation.
We are subject to increasing compliance risks that could adversely affect our operating results.
As a global business, we are subject to laws and regulations in the U.S. and other countries in which we operate. Our increased focus on international sales and global operations requires importing and exporting goods and technology, some of which have military applications subjecting them to more stringent import-export controls, across international borders on a regular basis. Both U.S. and foreign laws and regulations applicable to us have been increasing in scope and complexity. In addition, we could be affected by U.S. or foreign laws or regulations imposed in response to climate change concerns. Changes in laws and regulations, or in related interpretation and policies, and new laws and regulations could increase our costs of doing business, affect how we conduct our operations and limit our ability to sell our products and services. In addition, a violation of U.S. and/or foreign laws by one of our employees or business partners could subject us or our employees to civil or criminal penalties, including material monetary fines, or other adverse actions, including denial of import or export privileges and debarment as a government contractor. These improper actions could damage our reputation and have an adverse effect on our business.
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
Intellectual property infringement claims of others and the inability to protect our intellectual property rights could harm our business and our customers.
Intellectual property infringement claims may be asserted by third parties against us or our customers. Any related indemnification payments or legal costs we may be obliged to pay on behalf of our businesses, our customers or other third parties could be costly. In addition, we own the rights to many patents, trademarks, brand names, trade names and trade secrets that are important to our business. The inability to enforce these intellectual property rights may have an adverse effect on our results of operations. Additionally, our intellectual property could be at risk due to various cyber threats.
Certain of our products are subject to laws regulating consumer products and could be subject to repurchase or recall as a result of safety issues.
As a distributor of consumer products in the U.S., certain of our products also are subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the CPSC could require us to repair, replace or refund the purchase price of one or more of our products, or potentially even discontinue entire product lines, or we may voluntarily do so, but within strictures recommended by the CPSC. The CPSC also can impose fines or penalties on a manufacturer for non-compliance with its requirements. Furthermore, failure to timely notify the CPSC of a potential safety hazard can result in significant fines being assessed against us. Any repurchases or recalls of our products or an imposition of fines or penalties could be costly to us and could damage the reputation or the value of our brands. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future.
If we fail to comply with the covenants contained in our various debt agreements, it may adversely affect our liquidity, results of operations and financial condition.
Our credit facility contains affirmative and negative covenants, including (i) limitations on creation of liens on assets of Textron Inc. or of its manufacturing subsidiaries; (ii) maintenance of existence and properties; and (iii) maintenance of a maximum debt to capital ratio (as defined and excluding our Finance segment) of 65%. The indentures governing our outstanding senior notes also contain covenants, including limitations on creation of liens on certain principal manufacturing facilities and shares of stock of subsidiaries that own such facilities and restrictions on sale and leaseback transactions with respect to such facilities. In addition, both the credit facility and the indentures provide that consolidations, mergers or sale of all or substantially all of our assets may be effected only if we comply with certain provisions. Some of these covenants may limit our ability to engage in certain financing structures, create liens, sell assets, or effect a consolidation or merger.
Our credit facility also contains a cross-default provision that would trigger an event of default thereunder if we fail to pay or otherwise have a continued default under other indebtedness of Textron Inc. or any of our subsidiaries, other than any of our subsidiaries that primarily are engaged in the business of a finance company, of more than $100 million. Similarly, the supplemental indenture governing our convertible notes contains a cross-default provision that would trigger an event of default thereunder if we fail to pay or otherwise have a continued default under other indebtedness of Textron Inc. or any of our subsidiaries, other than TFC or its subsidiaries, of more than $100 million. Therefore, Cessna Finance Export Corporation, a subsidiary of Textron Inc. that is the borrower under the Export-Import Bank facility entered into on July 14, 2009, and Textron Aviation Finance Corporation, a subsidiary of Textron Inc. that is the borrower under the Economic Development Canada Bank (EDC) facility entered into on August 6, 2010, would be included within the cross-default provision of the supplemental indenture for the convertible notes, although not within the similar provision in our credit facility. As a result, a failure to pay or a continued default under the Export-Import Bank facility or the EDC facility, if the outstanding balance thereunder exceeded $100 million, could give rise to an event of default with respect to our convertible notes.
In addition, a bankruptcy or monetary judgment in excess of $100 million against us or any of our subsidiaries that accounts for more than 5% of our consolidated revenues or our consolidated assets, including our finance subsidiaries, also would result in an event of default under our credit facility, and a bankruptcy against us or any of our non-finance “significant subsidiaries” (within the meaning of the Securities and Exchange Commission’s rules) also would result in an event of default under the indenture governing our convertible notes.
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
In addition, medical costs are rising at a rate faster than the general inflation rate. Continued medical cost inflation in excess of the general inflation rate would increase the risk that we will not be able to mitigate the rising costs of medical benefits. Moreover, Congress recently has enacted a comprehensive healthcare law, and we are evaluating the potential impacts of this new law on our costs. We expect that some of the requirements of this new law will increase our future costs. Increases to the costs of pension and medical benefits could have an adverse effect on our financial results of operations.
Our business could be adversely affected by strikes or work stoppages and other labor issues.
Approximately 5,900 of our U.S. employees, or 24% of our total U.S. employees, are unionized, and approximately 2,500 of our non-U.S. employees, or 33% of our total non-U.S. employees, are represented by organized councils. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. In addition, the presence of unions may limit our flexibility in responding to competitive pressures in the marketplace, which could have an adverse effect on our financial results of operations.
In addition, the workforces of many of our customers and suppliers are represented by labor unions. Work stoppages or strikes at the plants of our key customers could result in delayed or canceled orders for our products. Work stoppages and strikes at the plants of our key suppliers could disrupt our manufacturing processes. Any of these results could adversely affect our financial results of operations.
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
In some markets, particularly where we deliver component products and services to original equipment manufacturers, we face ongoing customer demands for price reductions, which sometimes are contractually obligated. However, if we are unable to effectively mitigate future pricing pressures through technological advances or by lowering our cost base through improved operating and supply chain efficiencies, our financial results of operations could be adversely affected.
The levels of our reserves are subject to many uncertainties and may not be adequate to cover write-downs or losses.
We establish reserves to cover uncollectable finance receivables and accounts receivable, excess or obsolete inventory, fair market value write-downs on used aircraft and golf cars, recall campaigns, environmental remediation, warranty costs and litigation. These reserves are subject to adjustment from time to time depending on actual experience and/or current market conditions and are subject to many uncertainties, including bankruptcy or other financial problems at key customers, as well as changing market conditions.
Due to the nature of our manufacturing business, we may be subject to liability claims arising from accidents involving our products, including claims for serious personal injuries or death caused by climatic factors or by pilot or driver error. In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, it is reasonably possible that such matters could be decided against us and could require us to pay damages or make other expenditures in amounts that are not presently estimable. In addition, we cannot be certain that our reserves are adequate and that our insurance coverage will be sufficient to cover one or more substantial claims. Furthermore, there can be no assurance that we will be able to obtain insurance coverage at acceptable levels and costs in the future.

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
On January 1, 2011, we operated a total of 58 plants located throughout the U.S. and 45 plants outside the U.S. We own 53 plants and lease the remainder for a total manufacturing space of approximately 19.5 million square feet.
We also own or lease offices, warehouses and other space at various locations. We consider the productive capacity of the plants operated by each of our business segments to be adequate. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.
Item 3. Legal Proceedings
As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, on August 13, 2009, a purported shareholder class action lawsuit was filed in the United States District Court in Rhode Island against Textron, its Chairman and former Chief Executive Officer and its former Chief Financial Officer. The suit, filed by the City of Roseville Employees’ Retirement System, alleges that the defendants violated the federal securities laws by making material misrepresentations or omissions related to Cessna and TFC. The complaint seeks unspecified compensatory damages. In December 2009, the Automotive Industries Pension Trust Fund was appointed lead plaintiff in the case. On February 8, 2010, an amended class action complaint was filed with the Court. The amended complaint names as additional defendants TFC and three of its present and former officers. On April 6, 2010, the court entered a stipulation agreed to by the parties in which plaintiffs voluntarily dismissed, without prejudice, certain causes of action in the amended complaint. On April 9, 2010, all defendants moved to dismiss the remaining counts of the amended complaint, and that motion is still pending.
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
We also are subject to other actual and threatened legal proceedings and other claims arising out of the conduct of our business. These proceedings include claims relating to commercial and financial transactions; government contracts; lack of compliance with applicable laws and regulations; production partners; product liability; patent and trademark infringement; employment disputes; and environmental, health and safety matters. Some of these legal proceedings seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders during the last quarter of the period covered by this Annual Report on Form 10-K.
Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers as of March 1, 2011.

Name	Age	Current Position with Textron Inc.

Scott C. Donnelly	49	Chairman, President and Chief Executive Officer
John D. Butler	63	Executive Vice President Administration and Chief Human Resources Officer
Frank T. Connor	51	Executive Vice President and Chief Financial Officer
Terrence O’Donnell	66	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer

Mr. Donnelly joined Textron in June 2008 as Executive Vice President and Chief Operating Officer and was promoted to President and Chief Operating Officer in January 2009. He was appointed to the Board of Directors in October 2009 and became Chief Executive Officer of Textron in December 2009, at which time the Chief Operating Officer position was eliminated. In July 2010, Mr. Donnelly was appointed Chairman of the Board of Directors effective September 1, 2010. Previously, Mr. Donnelly was the President and CEO of General Electric Company’s Aviation business unit, a position he had held since July 2005. GE’s Aviation business unit is a $16 billion maker of commercial and military jet engines and components, as well as integrated digital, electric power and mechanical systems for aircraft. Prior to July 2005, Mr. Donnelly served as Senior Vice President of GE Global Research, one of the world’s largest and most diversified industrial research organizations with facilities in the U.S., India, China and Germany and held various other management positions since joining General Electric in 1989.
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
Mr. O’Donnell joined Textron as Executive Vice President and General Counsel in March 2000. In December 2009, he was also named Corporate Secretary and his title was expanded to reflect his role as Chief Compliance Officer. Mr. O’Donnell is a partner in the Washington, D.C.-based law firm of Williams & Connolly, which he first joined in 1977. From 1989 to 1992, he served as General Counsel of the U.S. Department of Defense.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “TXT.” Our stock also is traded on the Chicago Stock Exchange. At January 1, 2011, there were approximately 14,000 record holders of Textron common stock.
The high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the dividends paid per share are provided in the following table:

	2010			2009

			Dividends			Dividends
	High	Low	per Share	High	Low	per Share

First quarter	$23.46	$17.96	$0.02	$16.52	$3.57	$0.02
Second quarter	25.30	15.88	0.02	14.37	7.13	0.02
Third quarter	21.52	16.02	0.02	20.99	8.51	0.02
Fourth quarter	24.18	19.92	0.02	21.00	17.55	0.02

Stock Performance Graph
The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2005 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P Industrial Conglomerates (IC) Index. We are included in both the S&P 500 and the S&P IC indices. The values calculated assume dividend reinvestment.

	2005	2006	2007	2008	2009	2010

Textron Inc.	$100.00	$123.94	$191.40	$38.35	$52.43	$66.16
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P 500 A&D	100.00	125.16	149.34	94.77	118.12	135.98
S&P 500 IC	100.00	108.61	113.34	54.97	60.55	71.87

Item 6. Selected Financial Data

(Dollars in millions, except per share amounts)	2010	2009	2008	2007	2006

Revenues
Cessna	$2,563	$3,320	$5,662	$5,000	$4,156
Bell	3,241	2,842	2,827	2,581	2,347
Textron Systems	1,979	1,899	1,880	1,114	790
Industrial	2,524	2,078	2,918	2,825	2,611
Finance	218	361	723	875	798

Total revenues	$10,525	$10,500	$14,010	$12,395	$10,702

Segment profit
Cessna	$(29)	$198	$905	$865	$645
Bell	427	304	278	144	108
Textron Systems	230	240	251	174	92
Industrial	162	27	67	173	149
Finance	(237)	(294)	(50)	222	210

Total segment profit	553	475	1,451	1,578	1,204
Special charges (a)	(190)	(317)	(526)	—	—
Corporate expenses and other, net	(137)	(164)	(171)	(257)	(207)
Interest expense, net for Manufacturing group	(140)	(143)	(125)	(87)	(90)
Income tax benefit (expense)	6	76	(305)	(368)	(247)

Income (loss) from continuing operations	$92	$(73)	$324	$866	$660

Per share of common stock (b)
Income (loss) from continuing operations — basic	$0.33	$(0.28)	$1.32	$3.47	$2.59
Income (loss) from continuing operations — diluted (c)	$0.30	$(0.28)	$1.29	$3.40	$2.53
Dividends declared	$0.08	$0.08	$0.92	$0.85	$0.78
Book value at year-end	$10.78	$10.38	$9.75	$13.99	$10.51
Common stock price: High	$25.30	$21.00	$71.69	$74.40	$49.48
Low	$15.88	$3.57	$10.09	$43.60	$37.76
Year-end	$23.64	$18.81	$15.37	$71.62	$46.88

Common shares outstanding (In thousands) (b)
Basic average	274,452	262,923	246,208	249,792	255,098
Diluted average (c)	302,555	262,923	250,338	254,826	260,444
Year-end	275,739	272,272	242,041	250,061	251,192

Financial position
Total assets	$15,282	$18,940	$20,031	$20,002	$17,594
Manufacturing group debt	$2,302	$3,584	$2,569	$2,146	$1,796
Finance group debt	$3,660	$5,667	$7,388	$7,311	$6,862
Shareholders’ equity	$2,972	$2,826	$2,366	$3,507	$2,649
Manufacturing group debt-to-capital (net of cash)	32%	39%	46%	32%	29%
Manufacturing group debt-to-capital	44%	56%	52%	38%	40%

Investment data
Capital expenditures	$270	$238	$545	$379	$415
Depreciation	$334	$344	$331	$284	$257
Research and development	$702	$844	$966	$804	$771

(a)	Special charges include restructuring charges of $99 million, $237 million and $64 million in 2010, 2009 and 2008, respectively, primarily related to severance and asset impairment charges. In addition, in the third quarter of 2010, special charges include a $91 million non-cash pre-tax charge to reclassify a foreign exchange loss from equity to the income statement as a result of substantially liquidating a Finance segment entity. In 2009, special charges also include a goodwill impairment charge of $80 million in the Industrial segment. In 2008, special charges also include charges related to strategic actions taken in the Finance segment to exit portions of the commercial finance business, including an impairment charge of $169 million for unrecoverable goodwill and the initial pre-tax mark-to-market adjustment of $293 million related to the designation of a portion of our finance receivables as held for sale.

(b)	For 2008, basic and diluted shares outstanding have been recast to reflect the adoption of a new accounting standard in 2009 that required restricted stock units with nonforfeitable rights to dividends to be included in the calculation of earnings per share as participating securities using the two-class method. Prior to 2008, we did not grant this type of restricted stock unit. Amounts for 2006 have been restated to reflect a two-for-one stock split in 2007.

(c)	For 2009, the potential dilutive effect of stock options, restricted stock units and the shares that could be issued upon the conversion of our 4.50% Convertible Senior Notes and upon the exercise of the related warrants was excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on the loss from continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)	2010	2009	2008

Revenues	$10,525	$10,500	$14,010
Operating expenses:
Manufacturing cost of sales	8,605	8,468	10,583
Selling and administrative expenses	1,231	1,338	1,590
Special charges	190	317	526
Net cash provided by operating activities of continuing operations for Manufacturing group	730	738	407
Diluted earnings per share from continuing operations	0.30	(0.28)	1.29

2010 was a year marked by continued global and economic challenges and yet also was a year in which we made significant progress with cost initiatives, strengthened our overall capital position and had strong execution that allowed us to deliver improved financial results. Cash generated from our manufacturing businesses enabled us to continue to invest in products and technologies that will position us for future growth as the economy recovers.
We completed our restructuring program in 2010, which has driven out costs in all of our segments. Since the inception of the program in late 2008, we have lowered our headcount by 28% and have exited 30 facilities.
During 2010, we continued to make significant progress in our plan to exit the non-captive commercial finance business in our Finance segment by liquidating a total of $2.4 billion in finance receivables across the segment, $1.8 billion of which were receivables in our non-captive portfolio, through discounted payoffs, portfolio sales and finance receivable amortization.
Our liquidity position strengthened during the year as our businesses generated positive operating cash flow. As a result, we paid off the Manufacturing group’s drawn $1.25 billion credit facility in its entirety and paid down the Finance group’s $1.75 billion drawn credit facility by $300 million. In addition, we strengthened the funding level of our pension plans with a $350 million voluntary contribution in the fourth quarter of 2010.
Revenues

(Dollars in millions)	2010	2009	2008

Revenues	$10,525	$10,500	$14,010
% change compared with prior period	—%	(25)%

Revenues increased $25 million in 2010, compared with 2009. This increase was due to significant revenue increases in the Industrial, Bell and Textron Systems segments that were largely offset by lower revenue in the Cessna and Finance segments. The net revenue increase included the following factors:
•	Higher revenues of $446 million in the Industrial segment, largely due to higher volume reflecting improvements in the automotive industry;
•	Bell’s revenue increased $399 million, primarily due to higher V-22 and H-1 volume and improved pricing in its commercial business; and
•	Textron Systems’ revenue increased $80 million, primarily due to higher UAS volume;
•	Partially offset by lower revenues at Cessna of $757 million, primarily due to lower business jet volume; and
•	A $143 million reduction in Finance segment revenues, largely due to lower average finance receivables resulting from the continued liquidation.
In 2009, revenues decreased $3.5 billion, 25%, to $10.5 billion, compared with 2008. This decrease was primarily due to the following factors:
•	Lower manufacturing volume of $3.3 billion, reflecting:
—	$2.4 billion decrease at Cessna, primarily related to fewer deliveries due to the economic recession;
—	$801 million decrease in the Industrial segment, principally due to recession-related lower demand; and a
—	$79 million decrease at Bell, largely related to lower commercial helicopter volume as a result of the economic recession.
•	Lower Finance segment revenues of $362 million, reflecting an increase in portfolio losses, lower market interest rates and lower securitization income; and

•	Unfavorable foreign exchange impact of $51 million in the Industrial segment;

•	Partially offset by higher pricing of $155 million, primarily at Bell and Cessna.

Cost of Sales

(Dollars in millions)	2010	2009	2008

Cost of Sales	$8,605	$8,468	$10,583
% change compared with prior period	2%	(20)%
Gross margin as a percentage of Manufacturing revenues	16.5%	16.5%	20.4%

Cost of sales as a percentage of Manufacturing revenues remained flat at 83.5% in 2010 and 2009. On a dollar basis, cost of sales increased $137 million, 2%, in 2010, compared with 2009, principally due to the net sales volume changes in the Industrial, Bell and Cessna segments described above, as well as higher pension costs and inflation. In 2010, favorable conversion costs in the Bell and Industrial segments, resulting from improved leverage and manufacturing efficiencies on higher volumes, were offset by increased conversion costs at Cessna. Conversion costs increased at Cessna as cost reduction activities, including workforce reductions and facility consolidations, did not fully offset the impact of lower production volumes.
Cost of sales as a percentage of Manufacturing revenues increased to 83.5% in 2009 from 79.6% in 2008. On a dollar basis, cost of sales decreased $2.1 billion, 20%, in 2009, compared with 2008, principally due to the sales volume changes in the Cessna and Industrial segments described above. In 2009, cost of sales was unfavorably impacted from lower production levels and temporary plant shutdowns in the Cessna and Industrial segments resulting in increased conversion costs and idle capacity.
Selling and Administrative Expense

(Dollars in millions)	2010	2009	2008

Selling and administrative expenses	$1,231	$1,338	$1,590
% change compared with prior period	(8)%	(16)%

Selling and administrative expense decreased $107 million, 8%, to $1.2 billion in 2010, compared with 2009, primarily due to $41 million in lower expenses in the Finance segment reflecting lower compensation and related costs due to headcount reductions associated with its exit from the non-captive commercial finance business, $39 million of lower commissions primarily resulting from lower Cessna sales volume, and $27 million lower corporate expenses.
In 2009, selling and administrative expense decreased $252 million, 16%, to $1.3 billion, compared with 2008, primarily due to workforce reductions and furlough programs resulting in lower compensation and related costs, lower sales commissions at Cessna, and a decline in professional services and travel costs due to cost-reduction efforts.
Special Charges

(Dollars in millions)	2010	2009	2008

Special charges	$190	$317	$526
% change compared with prior period	(40)%	(40)%

In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company and announced the exit of portions of our commercial finance business. This restructuring program primarily included corporate and segment direct and indirect workforce reductions and the closure and consolidation of certain operations throughout the company. In the fourth quarter of 2010, we initiated the final series of restructuring actions under this program, which included workforce reductions in the Bell, Textron Systems and Industrial segments and at Corporate, along with the decision to exit a plant in the Industrial segment. With the completion of this program at the end of 2010, we have terminated approximately 12,100 positions worldwide representing approximately 28% of our global workforce since the inception of the program and have exited 30 leased and owned facilities and plants.
Special charges included restructuring charges of $99 million, $237 million and $64 million in 2010, 2009 and 2008, respectively, primarily related to severance costs and asset impairment charges. In 2010, special charges also included a $91 million non-cash pre-tax charge to reclassify a foreign exchange loss from equity to the Statement of Operations as a result of substantially liquidating a Canadian Finance entity. In 2009, special charges also include a goodwill impairment charge of $80 million in the Industrial segment. In 2008, special charges include an initial mark-to-market adjustment of $293 million that was made when we classified certain finance receivables from held for investment to held for sale in connection with our decision to sell the non-captive portion of our Finance business, along with a goodwill impairment charge of $169 million in the Finance segment.

Interest Expense

(Dollars in millions)	2010	2009	2008

Interest expense	$270	$309	$448
% change compared with prior period	(13)%	(31)%

Interest expense on the Consolidated Statement of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated. Interest expense for the Finance segment is included within segment profit and includes intercompany interest.
Our consolidated interest expense decreased $39 million, 13%, in 2010, compared with 2009, primarily due to a $63 million decrease for the Finance group, largely due to the reduction in its debt as it liquidates the non-captive commercial finance business. This decrease was partially offset by higher interest expense for the Manufacturing group of $24 million, primarily due to the full year impact in 2010 of Convertible Notes issued in May 2009. In 2009, consolidated interest expense decreased $139 million, 31%, compared with 2008, primarily due to reduced debt in the Finance group as it liquidated receivables.
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
In our discussion of comparative results for the Manufacturing group, changes in revenue and segment profit typically are expressed in terms of volume, pricing, foreign exchange and acquisitions. Additionally, changes in segment profit may be expressed in terms of mix, inflation and cost performance. Volume changes in revenue represents increases/decreases in the number of units delivered or services provided. Pricing represents changes in unit pricing. Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period. Acquisitions refer to the results generated from businesses that were acquired within the previous 12 months. For segment profit, mix represents a change due to the composition of products and/or services sold at different profit margins. Inflation represents higher material, wages, benefits, pension or other costs. Cost performance reflects an increase or decrease in research and development, depreciation, selling and administrative costs, warranty, product liability, quality/scrap, labor efficiency, overhead, product line profitability, start-up, ramp-up and cost-reduction initiatives or other manufacturing inputs. For the U.S. Government business, performance generally refers to changes in estimated contract rates. These changes typically relate to profit recognition associated with revisions to total estimated costs to complete a contract that reflect improved (or deteriorated) operating performance on the contract and are recognized by recording cumulative catch-up adjustments in the current period.
Cessna

				% Change
(Dollars in millions)	2010	2009	2008	2010	2009

Revenues	$2,563	$3,320	$5,662	(23)%	(41)%
Operating expenses	2,592	3,122	4,757	(17)%	(34)%
Segment profit (loss)	(29)	198	905	(115)%	(78)%
Profit margin	(1)%	6%	16%
Backlog	$2,928	$4,893	$14,530	(40)%	(66)%

Cessna Revenues and Operating Expenses
Factors contributing to the 2010 year-over-year revenue change are provided below:

2010 versus
(In millions)	2009

Volume	$(798)
Other	41

Total change	$(757)

Cessna’s revenues decreased $757 million, 23%, in 2010, compared with 2009, primarily due to lower volume of business jets, reflecting the continued downturn in the business jet market attributable to the economic recession. We delivered 179 Citation business jets in 2010 versus 289 jets in 2009. Increased aircraft utilization and our investment in additional service capacity during 2010 contributed to increased aftermarket volume as Cessna’s aftermarket revenues increased by $80 million, 14%, from 2009.

Operating expenses decreased by $530 million, 17%, in 2010, compared with 2009, largely due to a decline in direct material and labor costs, principally as a result of the reduced volume. During 2010, Cessna’s cost reduction activities were not able to fully offset the lower volume.
Factors contributing to the 2009 year-over-year revenue change are provided below:

2009 versus
(In millions)	2008

Volume	$(2,390)
Other	48

Total change	$(2,342)

Cessna’s revenues decreased $2.3 billion, 41%, in 2009, compared with 2008, primarily due to lower volume of business jets, reflecting the economic recession. We delivered 289 Citation business jets in 2009 versus 467 jets in 2008. Cessna’s 2009 revenues also were affected by lower aftermarket volume of $152 million, largely due to a decline in aircraft utilization resulting from the economic recession, and CitationAir had lower volume of $79 million, primarily due to lower demand.
Operating expenses decreased $1.6 billion, 34%, in 2009, compared with 2008, primarily due to lower sales volumes of new aircraft. Additionally, engineering, selling and administrative expense declined by an aggregate $116 million largely due to the workforce reductions in 2009 and $82 million in forfeiture income from order cancellations, partially offset by higher warranty expense of $35 million and a $16 million increase in write-downs of pre-owned aircraft inventory, reflecting lower fair market values due to an excess supply in the market.
Cessna Segment Profit (Loss)
Factors contributing to 2010 year-over-year segment profit change are provided below:

2010 versus
(In millions)	2009

Volume	$(253)
Performance	95
Inflation, net of pricing	(19)
Sale of CESCOM assets	(50)

Total change	$(227)

Cessna’s segment profit decreased $227 million, 115%, in 2010, compared with 2009, due to the $253 million impact from lower volume, a nonrecurring $50 million gain on the 2009 sale of CESCOM assets and $19 million of inflation, net of higher pricing, partially offset by improved performance of $95 million. The improved performance included lower engineering, selling and administrative expenses of $57 million, lower inventory reserves and pre-owned aircraft write-downs of $48 million, and lower tooling costs of $19 million, partially offset by lower deposit forfeiture income of $49 million due to fewer order cancellations in 2010.
Factors contributing to 2009 year-over-year segment profit change are provided below:

2009 versus
(In millions)	2008

Volume	$(883)
Performance	131
Sale of CESCOM assets	50
Other	(5)

Total change	$(707)

In 2009, Cessna’s segment profit decreased $707 million, 78%, compared with 2008, primarily due to an $883 million impact from lower volume, which included $48 million due to idle capacity related to lower production levels and temporary plant shutdowns. These decreases were partially offset by $131 million of favorable performance and a $50 million gain on the 2009 sale of assets related to CESCOM, which provided maintenance tracking services to Cessna’s customers. Cessna’s favorable performance included $116 million in lower engineering, selling and administrative expense largely due to the workforce reductions in 2009 and $82 million in forfeiture income from order cancellations, partially offset by higher warranty expense of $35 million, a $16 million increase in write-downs of pre-owned aircraft inventory, reflecting lower fair market values due to an excess supply in the market, and unfavorable CitationAir performance of $10 million.

Cessna Backlog
Backlog decreased $2.0 billion, 40%, in 2010, compared with 2009, mainly attributable to canceled business jet orders due to continued weakness in the general aviation industry and aircraft deliveries in excess of orders. In 2009, the 66% decrease in backlog reflects the cancellation of numerous business jets orders, largely due to the economic recession, and included a $2.1 billion impact from our decision to cancel the development of the Citation Columbus aircraft and a $1.3 billion impact due to cancellations by one customer.
Bell

				% Change
(Dollars in millions)	2010	2009	2008	2010	2009

Revenues:
V-22 program	$1,155	$925	$845	25%	9%
Other military	845	722	744	17%	(3)%
Commercial	1,241	1,195	1,238	4%	(3)%

Total revenues	3,241	2,842	2,827	14%	1%
Operating expenses	2,814	2,538	2,549	11%	—
Segment profit	427	304	278	40%	9%
Profit margin	13%	11%	10%
Backlog	$7,199	$6,903	$6,192	4%	11%

Bell manufactures helicopters, tiltrotor aircraft, and related spare parts and provides services for military and/or commercial markets. Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopters, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government. During 2010, we have continued to ramp up production and deliveries to meet customer schedule requirements for these programs.
Bell Revenues and Operating Expenses
Factors contributing to the 2010 year-over-year revenue change are provided below:

2010 versus
(In millions)	2009

Volume	$332
Other	67

Total change	$399

Revenues increased $399 million, 14%, in 2010, compared with 2009, with volume representing 83% of the increase. Bell’s V-22 program revenues increased by $230 million, 25%, in 2010, compared with 2009, primarily reflecting higher aircraft deliveries as we delivered 26 V-22 aircraft in 2010 versus 20 aircraft in 2009. Other military revenues increased $123 million, 17%, in 2010, compared with 2009, largely due to an increase in volume of $113 million due to higher deliveries of our H-1 aircraft, partially offset by the impact from revenues recognized in 2009 on the canceled Armed Reconnaissance Helicopter program of $28 million. H-1 aircraft deliveries increased from 9 aircraft in 2009 to 18 aircraft in 2010. Additionally, the Kiowa Warrior Program generated slightly higher volume in 2010. Commercial revenues increased 4% in 2010 from 2009, primarily due to improved pricing.
Bell’s operating expenses increased 11% in 2010 from 2009, primarily due to the higher net sales volume, partially offset by improved cost performance. Improved cost performance primarily related to the V-22 and H-1 programs and unfavorable adjustments recorded in 2009 for the 429 program as discussed below, partially offset by $14 million in higher research and development costs.
Factors contributing to the 2009 year-over-year revenue change are provided below:

2009 versus
(In millions)	2008

Volume	$(79)
Other	94

Total change	$15

Revenues increased $15 million, 1%, in 2009, compared with 2008, as other items such as higher pricing of $94 million, primarily related to certain commercial helicopters, offset reduced volume. Bell’s V-22 program revenues increased by $80 million, 9%, in 2009, compared with 2008, primarily reflecting higher aircraft deliveries. We delivered 20 V-22 aircraft in 2009 versus 18 aircraft in 2008. In 2009, other military revenues decreased 3% from 2008, primarily due to a $76 million reduction related to the canceled Armed Reconnaissance Helicopter program and lower H-1 aircraft deliveries. H-1 aircraft deliveries decreased to 9 aircraft in 2009 from 12 aircraft in 2008. These reductions were partially offset by higher volume of $28 million for the Kiowa Warrior Safety

Enhancement Program, $13 million related to the H-1 higher production support and $14 million in higher aftermarket volume. In 2009, commercial revenues decreased 3% from 2008, primarily due to lower helicopter and aftermarket volume of $130 million, partially offset by higher pricing of $84 million.
Bell’s operating expenses decreased by $11 million in 2009, compared with 2008, as improved cost performance, which included lower selling and administrative and research and development expense of $47 million, and lower net sales volume were partially offset by inflation.
Bell Segment Profit
Factors contributing to 2010 year-over-year segment profit change are provided below:

2010 versus
(In millions)	2009

Performance	$106
Pricing, net of inflation	23
Other	(6)

Total change	$123

Bell’s segment profit increased $123 million, 40%, in 2010, compared with 2009, primarily due to improved performance of $106 million and higher pricing, net of inflation of $23 million. Sales volume did not have a significant net impact on segment profit due to the mix of commercial and military aircraft sold. The improved performance was largely due to the following factors:
•	$73 million attributable to the V-22 and H-1 programs, resulting from a $38 million favorable impact from efficiencies realized in connection with the ramp-up of production lines, $21 million in profit recognized in the second quarter of 2010 related to the reimbursement of prior year costs and $14 million of lower material costs; and

•	An $18 million net improvement from unfavorable adjustments recorded in 2009 for the 429 program that did not occur in 2010;

•	Partially offset by $14 million in higher research and development costs.
Factors contributing to 2009 year-over-year segment profit change are provided below:

2009 versus
(In millions)	2008

Volume and mix	$(40)
Performance	19
Pricing, net of inflation	47

Total change	$26

In 2009, Bell’s segment profit increased $26 million, 9%, compared with 2008, primarily due to higher pricing in excess of inflation of $47 million and improved cost performance of $19 million, partially offset by a change in product mix of $22 million, primarily due to commercial helicopters and lower volume of $18 million. The improved cost performance primarily reflects lower selling and administrative expense of $26 million, lower research and development expense of $21 million and improvement in the V-22 program of $16 million, partially offset by unfavorable adjustments of $24 million for the 429 model, primarily due to inventory write-downs resulting from changes in pricing assumptions and higher than anticipated learning curve costs.
Bell Backlog
In 2010, Bell’s backlog increased $296 million, 4%, largely related to the V-22 and H-1 programs, partially offset by a decline in commercial backlog reflecting deliveries in excess of new orders. Backlog at Bell increased 11% in 2009 from 2008, primarily due to funding for the V-22 program, partially offset by a decline in commercial aircraft orders, largely due to the economic recession.
Textron Systems

				% Change
(Dollars in millions)	2010	2009	2008	2010	2009

Revenues	$1,979	$1,899	$1,880	4%	1%
Operating expenses	1,749	1,659	1,629	5%	2%
Segment profit	230	240	251	(4)%	(4)%
Profit margin	12%	13%	13%
Backlog	$1,598	$1,664	$2,190	(4)%	(24)%

Textron Systems Revenues and Operating Expenses
Factors contributing to the 2010 year-over-year revenue change are provided below:

2010 versus
(In millions)	2009

Volume	$83
Other	(3)

Total change	$80

Revenues at Textron Systems increased $80 million, 4%, in 2010, compared with 2009, largely due to a $151 million increase in our UAS product line revenues, primarily due to higher volume, partially offset by a $55 million decrease in our Land and Marine Systems and Weapons and Sensors product lines.
Textron System’s operating expenses increased $90 million, 5%, in 2010, compared with 2009, primarily due to higher net sales volume and inflation, primarily due to higher pension costs.
Factors contributing to the 2009 year-over-year revenue change are provided below:

2009 versus
(In millions)	2008

Volume	$15
Other	4

Total change	$19

In 2009, revenues at Textron Systems increased $19 million, 1%, compared with 2008, primarily due to a $55 million increase in our UAS product line revenues, primarily due to higher volume, partially offset by a $36 million decrease in our Mission Support and Other product line, largely due to lower aircraft engine volume resulting from a decline in aircraft production as aircraft manufacturers cut production levels in response to lower demand.
Textron System’s operating expenses increased $30 million, 2%, in 2009, compared with 2008, principally due to higher net sales volume.
Textron Systems Segment Profit
Factors contributing to 2010 year-over-year segment profit change are provided below:

2010 versus
(In millions)	2009

Volume	$9
Inflation	(14)
Other	(5)

Total change	$(10)

Segment profit at Textron Systems decreased $10 million in 2010, 4%, compared with 2009, as the $26 million impact of the higher UAS volume was offset by a $19 million impact from lower volumes in the Land and Marine Systems and Weapons and Sensors product lines and $14 million in inflation, primarily due to higher pension costs.
Factors contributing to 2009 year-over-year segment profit change are provided below:

2009 versus
(In millions)	2008

Volume	$(10)
Other	(1)

Total change	$(11)

In 2009, segment profit at Textron Systems decreased $11 million, 4%, compared with 2008, primarily due to the $28 million impact of lower volume in the Mission Support and Other product line, partially offset by the $22 million impact of higher volumes in the Weapons and Sensors and UAS product lines.
Textron Systems Backlog
In 2009, backlog decreased $526 million, 24%, primarily due to deliveries on existing government contracts for UAS and armored security vehicles.

Industrial

				% Change
(Dollars in millions)	2010	2009	2008	2010	2009

Revenues:
Fuel systems and functional components	$1,640	$1,287	$1,763	27%	(27)%
Other industrial	884	791	1,155	12%	(32)%

Total revenues	2,524	2,078	2,918	21%	(29)%
Operating expenses	2,362	2,051	2,851	15%	(28)%
Segment profit	162	27	67	500%	(60)%
Profit margin	6%	1%	2%

Industrial Revenues and Operating Expenses
Factors contributing to the 2010 year-over-year revenue change are provided below:

2010 versus
(In millions)	2009

Volume	$473
Foreign exchange	(34)
Other	7

Total change	$446

Sales of fuel systems and functional components increased 27% in 2010 from 2009 primarily due to higher volume reflecting improvements in the automotive industry, partially offset by a $19 million impact due to unfavorable foreign exchange fluctuations, largely related to the euro. Other industrial revenues increased 12% due to higher volume, partially offset by an unfavorable foreign exchange impact of $15 million, largely due to fluctuations with the euro.
The Industrial segment’s operating expenses increased $311 million, 15%, in 2010, compared with 2009, primarily due to higher sales volumes and inflation, partially offset by improved cost performance, largely due to the significant efforts made in 2009 to reduce costs through workforce reductions and other initiatives.
Factors contributing to the 2009 year-over-year revenue change are provided below:

2009 versus
(In millions)	2008

Volume	$(801)
Foreign exchange	(51)
Other	12

Total change	$(840)

In 2009, sales of fuel systems and functional components decreased 27% from 2008 primarily due to lower volume, reflecting lower demand due to the economic recession, and a $46 million impact from unfavorable foreign exchange, largely due to fluctuations with the euro. Other industrial revenues decreased 32% in 2009 from 2008 primarily due to lower volume.
Operating expenses decreased $800 million, 28%, in 2009, compared with 2008, primarily due to lower sales volumes and lower costs due to workforce reductions, employee furloughs and temporary plant shutdowns.
Industrial Segment Profit
Factors contributing to 2010 year-over-year segment profit change are provided below:

2010 versus
(In millions)	2009

Volume	$127
Performance	76
Inflation, net of pricing	(59)
Other	(9)

Total change	$135

Industrial segment profit increased $135 million, 500%, in 2010, compared with 2009, primarily due to the $127 million impact from higher volume and $76 million in improved performance, partially offset by inflation in excess of higher pricing of $59 million. The improved cost performance in 2010 was largely due to the significant efforts made in 2009 to reduce costs through workforce reductions and other initiatives, along with improved manufacturing leverage due to higher volume.
Factors contributing to 2009 year-over-year segment profit change are provided below:

2009 versus
(In millions)	2008

Volume	$(265)
Performance	211
Inflation	21
Other	(7)

Total change	$(40)

In 2009, Industrial segment profit decreased $40 million, 60%, compared with 2008, primarily due to the $265 million impact from lower volume, partially offset by improved cost performance of $211 million and lower inflation of $21 million. Cost performance improved largely due to significant efforts made to reduce costs through workforce reductions, employee furloughs and temporary plant shutdowns.
Finance

				% Change
(Dollars in millions)	2010	2009	2008	2010	2009

Revenues	$218	$361	$723	(40)%	(50)%
Segment loss	(237)	(294)	(50)	(19)%	488%
Profit (loss) margin	(109)%	(81)%	(7)%

Our plan to exit the non-captive commercial finance business in our Finance segment is being effected through a combination of orderly liquidation and selected sales. The exit of the non-captive business is expected to be substantially completed over the next three to five years, depending on market conditions.
Finance Revenues
Finance segment revenues decreased $143 million, 40%, in 2010 compared with 2009, primarily due to the following:
•	$141 million in lower average finance receivables of $1.8 billion and lower servicing fees, investment and other income;

•	$54 million in lower gains on debt extinguishment;

•	$26 million impact of variable-rate receivable with interest rate floors;

•	Partially offset by an $81 million impact from lower portfolio losses; and

•	$28 million in lower securitization losses, net of gains.
In 2009, Finance segment revenues decreased $362 million, 50%, compared with 2008, primarily due to the following:
•	A $157 million impact from higher portfolio losses;

•	$92 million impact from lower market interest rates;

•	$70 million in lower securitization gains, net of impairments;

•	$62 million in lower average finance receivables of $1 billion;

•	$37 million in higher suspended earnings on nonaccrual finance receivables;

•	Partially offset by $55 million in gains on debt extinguishment.
Portfolio losses, net of gains decreased in 2010, compared with 2009, primarily as a result of $40 million in lower impairment charges in the structured capital portfolio, $23 million in gains on the sale of two distribution finance receivable portfolios in 2010 and a $21 million decrease in discounts taken on the sale or early termination of finance assets associated with the liquidation of distribution finance receivables, partially offset by an $11 million increase in impairment charges on owned aircraft that are subject to operating lease or have been repossessed.
Portfolio losses recognized in 2009 include discounts taken on the sale or early termination of finance assets, including $60 million in discounts associated with the liquidation of distribution finance and golf mortgage finance receivables, $53 million in impairment charges related to automobile manufacturing equipment and investments in real estate associated with matured leveraged leases in the structured capital portfolio, and $25 million in impairment charges associated with repossessed aircraft.
Finance Segment Loss
The Finance segment loss decreased by $57 million, 19%, in 2010, compared with 2009, as the provision for loan losses decreased by $124 million, primarily due to a decline in the accounts identified as nonaccrual during the year, and we had $81 million in lower portfolio losses, net of gains and $28 million in lower securitization losses, net of gains. These improvements were partially offset by the impact of lower gains on debt extinguishment of $54 million, a $16 million impact from lower interest rates on debt and $16 million in lower accretion of the valuation allowance on finance receivables held for sale. In addition, as we effected the exit of our non-captive finance business, our lower average finance receivables had a $52 million unfavorable impact on segment profit, along with $39 million in lower servicing fees, investment and other income and a $26 million impact related to variable-rate receivable interest rate floors. These factors were partially offset by lower operating and administrative expenses of $41 million, primarily due to lower compensation expense associated with the workforce reduction.
In 2009, the Finance segment’s loss increased $244 million, 488%, compared with 2008, primarily due to a $157 million impact from higher portfolio losses, $70 million in lower securitization gains, net of impairments, $37 million in higher suspended earnings on nonaccrual finance receivables and a $33 million increase in provision for loan losses, partially offset by $55 million in gains on debt extinguishment. In 2009 and 2008, we increased the provision for loan losses significantly in response to the economic recession, declining collateral values and the lack of liquidity available to our borrowers and their customers. We also increased our estimate of credit losses as a result of our decision to exit portions of the finance business in the fourth quarter of 2008, which we believe will negatively impact credit losses over the duration of our portfolio. In 2009, the increase was primarily due to an increase in both the rate and severity of defaults resulting from the economic recession and due to declining aircraft values. The increase was partially offset by a $73 million decrease in the provision for the distribution finance portfolio largely due to the liquidation of 68% of its managed finance receivables in 2009.
Finance Portfolio Quality
The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment. Finance receivables held for sale are reflected at the lower of cost or fair value on the Consolidated Balance Sheets and are not included in the credit performance statistics below:

	January 1,	January 2,
(Dollars in millions)	2011	2010

Finance receivables	$4,213	$6,206
Nonaccrual finance receivables	850	1,040
Allowance for losses	342	341
Ratio of nonaccrual finance receivables to finance receivables	20.17%	16.75%
Ratio of allowance for losses on impaired nonaccrual finance receivables to impaired nonaccrual finance receivables	23.82%	15.57%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables	40.30%	32.80%
Ratio of allowance for losses on finance receivables to finance receivables	8.13%	5.49%
60+ days contractual delinquency as a percentage of finance receivables	9.77%	9.17%
60+ days contractual delinquency	$411	$569
Repossessed assets and properties	157	119
Operating assets received in satisfaction of troubled finance receivables	107	112

At the end of 2010, finance receivables included $1.9 billion in finance receivables held for investment in the non-captive business, compared with $3.3 billion at the end of 2009. In addition, finance receivables held for sale by the non-captive business totaled $0.4 billion at the end of 2010, compared with $0.8 billion at the end of 2009. These decreases were due to the continued exit of this business as discussed above.
Nonaccrual finance receivables include accounts that are contractually delinquent by more than three months, unless collection of principal and interest is not doubtful as well as accounts whose credit quality indicators other than delinquency suggest full collection of principal and interest is doubtful. We believe that the percentage of nonaccrual finance receivables generally will remain high as we execute our non-captive liquidation plan. The liquidation plan is also likely to result in a slower rate of liquidation for nonaccrual finance receivables. Nonaccrual finance receivables decreased $190 million from the 2009 year-end balance, with a $117 million reduction in the aviation product line, a $55 million reduction in the distribution finance line and a $35 million reduction in the golf mortgage product line. These net reductions were primarily due to the resolution of several significant accounts through the repossession of collateral, restructure of finance receivables and cash collections, partially offset by new finance receivables identified as nonaccrual in 2010. See Note 4 to the Consolidated Financial Statements for more detailed information on the nonaccrual finance receivables by product line, along with a summary of finance receivables held for investment based on our internally assigned credit quality indicators.
The percentage of contractual delinquency increased primarily due to one significant revolving notes receivable loan in the timeshare product line, which has been classified as nonaccrual since 2009 but was not contractually past due until the borrower’s bankruptcy filing in 2010, partially offset by a reduction in delinquencies in the aviation and golf mortgage product lines, primarily resulting from the repossession and foreclosure of collateral. In the timeshare product line, revolving notes receivable loans often remain contractually current despite significant uncertainty regarding the eventual collection of full principal and interest because we are entitled to receive all of the cash flows from the underlying consumer notes receivable, which serve as the collateral for our loan. See page 54 in Note 4 to the Consolidated Financial Statements for a summary of delinquencies by aging category.

Liquidity and Capital Resources
Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc. consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments. The Finance group, which also is the Finance segment, consists of TFC, its consolidated subsidiaries and three other finance subsidiaries owned by Textron Inc. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.
Key information that is utilized in assessing our liquidity is summarized below:

	January 1,	January 2,
(In millions)	2011	2010

Manufacturing group
Cash and equivalents	$898	$1,748
Debt	2,302	3,584
Shareholders’ equity	2,972	2,826
Capital (debt plus shareholders’ equity)	5,274	6,410
Net debt (net of cash and equivalents) to capital	32.1%	39.4%
Debt to capital	43.6%	55.9%
Finance group
Cash and equivalents	$33	$144
Debt	3,660	5,667

We believe that our calculations of debt to capital and net debt to capital are useful measures as they provide a summary indication of the level of debt financing (i.e., leverage) that is in place to support our capital structure, as well as to provide an indication of the capacity to add further leverage. We believe that with our existing cash balances, coupled with the continued successful execution of the exit plan for the non-captive portion of the commercial finance business, and cash we expect to generate from our manufacturing operations, we will have sufficient cash to meet our future needs.
We maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. We also have credit line facilities available for the Manufacturing group of $1.25 billion and for the Finance group of $1.75 billion, which both expire in April 2012. At January 1, 2011, there were no amounts outstanding under the Manufacturing group’s facility and $1.4 billion outstanding under the Finance group’s facility.
During 2010, we liquidated $2.4 billion of the Finance group’s finance receivables, net of originations. These finance receivable reductions occurred in both the non-captive and captive finance portfolios but were primarily driven by the non-captive portfolio in connection with our exit plan, including $956 million in the distribution finance product line and $408 million in the timeshare product line. These reductions resulted from the combination of scheduled finance receivable collections, sales, discounted payoffs, repossession of collateral, charge-offs and impairment charges recorded as portfolio losses, net of gains in our Consolidated Statements of Operations. In addition, the reduction in finance receivables included $620 million in the captive finance portfolio, primarily as a result of reduced loan and lease originations and the sale of $84 million of finance receivables. We measure the success of the exit plan based on the percentage of total finance receivable and other finance asset reductions converted to cash. In 2010, we had a cash conversion ratio of 93%, compared with 95% in 2009, on our non-captive finance receivables. We expect the cash conversion ratio to continue to decline over the duration of the exit plan due to the change in mix from shorter term assets in the distribution finance product line to longer term assets in the timeshare, golf mortgage and structured finance product lines and the existence of a higher concentration of nonaccrual finance receivables. At the end of 2010, $2.3 billion of finance receivables remained in the non-captive portfolio.
On May 5, 2009, we issued $600 million of 4.5% Convertible Senior Notes with a maturity date of May 1, 2013 as discussed in Note 8 to the Consolidated Financial Statements. For at least 20 trading days during the 30 consecutive trading days ended December 31, 2010, our common stock price exceeded the conversion threshold price set forth for these Convertible Notes of $17.06 per share. Accordingly, the notes are convertible at the holder’s option through March 31, 2011. We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash. We have continued to classify these Convertible Notes as long term based on our intent and ability to maintain the debt outstanding for at least one year through the use of various funding sources available to us.

Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statement of Cash Flows are summarized below:

(In millions)	2010	2009	2008

Operating activities	$730	$738	$407
Investing activities	(353)	(288)	(637)
Financing activities	(1,215)	563	(159)

In the aggregate, cash flow from operating activities in 2010 was comparable with 2009; however, our earnings for the Manufacturing group, adjusted for non-cash items such as depreciation and amortization, were stronger in 2010 and totaled $941 million, compared with similarly adjusted earnings in 2009 of $701 million. The cash inflow from higher earnings was offset by a $350 million voluntary cash contribution we made to our pension plans in the fourth quarter of 2010, which is included in the Accrued and other liabilities line on the Consolidated Statement of Cash Flows. We also used less cash for restructuring activities in 2010, compared with 2009, with cash payments of $58 million, $132 million and $3 million in 2010, 2009 and 2008, respectively.
In 2009, cash flow from operating activities increased $331 million, compared with 2008, largely due to $562 million in lower capital contributions paid to the Finance group, net of dividends received, and working capital improvements, partially offset by lower earnings. In 2008, cash flow from operating activities included a $625 million capital contribution to the Finance group as discussed below. Our use of working capital improved significantly in 2009, largely related to significant inventory reductions.
Investing cash flows in 2010, 2009 and 2008 primarily included capital expenditures of $270 million, $238 million and $537 million, respectively. The decrease in 2009 is largely due to a reduction in discretionary spending due to the economic recession. In addition, the increase in investing activities in 2010 from 2009 was primarily due to three acquisitions in the Bell, Textron Systems and Industrial segments for $57 million. In 2008, we paid $109 million for acquisitions, primarily due to transaction settlements related to AAI, which was acquired at the end of 2007.
Financing cash flows in 2010 primarily consist of the $1.2 billion repayment of the Manufacturing group’s bank line of credit. In 2009, financing activities provided more cash than in 2008, primarily due to the draw of our $1.2 billion bank line of credit, a portion of which was used to repay outstanding commercial paper borrowings, net proceeds of $442 million from the issuance of the Convertible Notes (net of call options), $333 million in cash from the issuance of our common stock and common stock warrants, $595 million in net proceeds from the issuance of senior notes and a decrease in dividends paid. These increases in cash provided in 2009 were partially offset by an $869 million decrease in commercial paper borrowings in 2009, compared with an $867 million increase in these borrowings in 2008. In addition, we made $412 million in payments to settle advances against our company-owned officer life insurance policies in 2009, while in 2008 we received $222 million in advances against these policies.
Dividend payments to shareholders totaled $22 million, $21 million and $284 million in 2010, 2009 and 2008, respectively. The decrease in 2009 from 2008 payments was due to a reduction in the annual per share dividend to $0.08 in 2009 from $0.92 in 2008. We have not repurchased any of our common stock (other than in connection with an executive compensation award) since we suspended all share repurchase activity under our repurchase program in September 2008. Under Board-authorized share repurchase programs, we spent $533 million in 2008 for share repurchases representing approximately 12 million shares of common stock.
Capital Contributions Paid To and Dividends Received From the Finance Group
Under a Support Agreement between Textron Inc. and TFC, Textron Inc. is required to maintain a controlling interest in TFC. The agreement also requires Textron Inc. to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. Cash contributions paid to TFC to maintain compliance with the Support Agreement and dividends paid by TFC to Textron Inc. are detailed below:

(In millions)	2010	2009	2008

Dividends paid by TFC to Textron Inc.	$505	$349	$142
Capital contributions paid to TFC under Support Agreement	(383)	(270)	(625)

An additional cash contribution of $63 million was paid to TFC on January 11, 2011 as required by the Support Agreement.
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

Finance Group Cash Flows
The cash flows from continuing operations for the Finance group are summarized below:

(In millions)	2010	2009	2008

Operating activities	$(35)	$196	$167
Investing activities	2,305	2,153	(64)
Financing activities	(2,383)	(2,235)	(146)

Cash flow from operating activities for the Finance group decreased $231 million in 2010, compared with 2009, largely due to $103 million in taxes paid, primarily attributable to a settlement related to the challenge of tax deductions we took in prior years for certain leverage lease transactions. In 2009, the Finance group received a tax refund of $75 million, compared with tax payments of $52 million in 2008, which was partially offset by lower fee income in 2010 due to the wind-down of the non-captive business.
Cash receipts from the collection of finance receivables continued to outpace finance receivable originations, which resulted in net cash inflow from investing activities in 2010 and in 2009. Finance receivables repaid and proceeds from sales and securitizations totaled $3.0 billion in 2010, $5.4 billion in 2009 and $11.9 billion in 2008. Cash outflows for originations declined to $0.9 billion in 2010 from $3.7 billion in 2009 and $11.9 billion in 2008.
In 2010, the Finance group used cash for financing activities primarily for repayments of long-term debt of $2.4 billion and for dividends paid to Textron Inc., partially offset by capital contributions received in compliance with the fixed charge coverage ratio required by the Support Agreement. In 2009, the Finance group used more cash for financing activities, compared with 2008, primarily due to the repayment of debt and commercial paper in 2009, totaling $4.5 billion, compared with $2.2 billion in 2008. The Finance group’s financing outflows were partially offset by $1.7 billion in proceeds from the first quarter 2009 drawdown on its bank line of credit. In 2008, proceeds from the issuance of long-term debt totaled $1.5 billion.
TFC borrowed funds from Textron Inc. in 2010 and in 2009, with interest, to pay down maturing debt. As of January 1, 2011 and January 2, 2010, the outstanding balance due to Textron Inc. for these borrowings was $315 million and $413 million, respectively.
Consolidated Cash Flows
The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2010	2009	2008

Operating activities	$993	$1,032	$764
Investing activities	1,549	1,728	(408)
Financing activities	(3,493)	(1,633)	(788)

Our earnings, adjusted for non-cash items such as depreciation and amortization and provision for losses, were stronger in 2010 and totaled $945 million, compared with similarly adjusted earnings in 2009 of $711 million. These higher earnings were offset by a $350 million voluntary contribution we made to our pension plans in the fourth quarter of 2010. We also used less cash for restructuring activities in 2010, compared with 2009, with cash payments of $72 million, $144 million and $7 million in 2010, 2009, and 2008, respectively.
Cash receipts from the collection of finance receivables continued to outpace finance receivable originations, which resulted in net cash inflow from investing activities in 2010 and 2009. Finance receivables repaid and proceeds from sales and securitizations totaled $2.2 billion in 2010, $4.6 billion in 2009 and $11.1 billion in 2008. Cash outflows for originations declined to $450 million in 2010 from $3.0 billion in 2009 and $10.9 billion in 2008.
Financing cash flows in 2010 primarily consisted of the $1.2 billion repayment of Textron Inc.’s bank line of credit and a $300 million payment made on the outstanding balance of the TFC’s bank line of credit. In addition, we made $2.2 billion in principal payments on our long-term debt in 2010.
In 2009, more cash was used for financing activities as we repaid $4.2 billion in maturing long-term debt, including early debt extinguishments, compared with $1.9 billion in 2008. This use was partially offset by the receipt of $3.0 billion from drawing on our lines of credit, which was partially offset by a $1.6 billion decrease in commercial paper borrowings in 2009, compared with a $218 million increase in net commercial paper borrowings in 2008. We also made $412 million in payments to settle advances against our company-owned officer life insurance policies in 2009, while in 2008, we received $222 million in advances against these policies. In addition, we used more cash in 2008 for stock repurchases and dividend payments, compared with 2009, as discussed in the “Manufacturing Group Cash Flows” section herein.

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
Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

(In millions)	2010	2009	2008

Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(416)	$(654)	$(1,019)
Cash received from customers, sale of receivables and securitizations	840	831	728
Other capital contributions made to Finance group	(30)	(40)	—
Other	9	—	(2)

Total reclassifications from investing activities	403	137	(293)

Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group under Support Agreement	383	270	625
Dividends received by Manufacturing group from Finance group	(505)	(349)	(142)
Other capital contributions made to Finance group	30	40	—
Other	(13)	—	—

Total reclassifications from financing activities	(105)	(39)	483

Total reclassifications and adjustments to cash flow from operating activities	$298	$98	$190

In 2010 and 2009, captive finance receivable originations have decreased largely due to lower aircraft sales.
Consolidated Discontinued Operations Cash Flows
The cash flows from discontinued operations are summarized below:

(In millions)	2010	2009	2008

Operating activities	$(9)	$(17)	$(14)
Investing activities	—	211	471
Financing activities	—	—	(2)

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
Contractual Obligations
Manufacturing Group
The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of January 1, 2011, as well as an estimate of the year in which these obligations are expected to be paid:

						2016 and
(In millions)	2011	2012	2013	2014	2015	Thereafter	Total

Liabilities reflected in balance sheet:
Long-term debt	$19	$161	$921	$7	$357	$945	$2,410
Interest on borrowings	130	124	105	79	68	242	748
Pension benefits for unfunded plans	20	22	22	21	20	228	333
Postretirement benefits other than pensions	60	56	52	49	45	352	614
Other long-term liabilities	76	141	67	38	33	240	595
Liabilities not reflected in balance sheet:
Operating leases	55	46	38	31	27	152	349
Purchase obligations	1,360	332	139	40	7	2	1,880

Total Manufacturing group	$1,720	$882	$1,344	$265	$557	$2,161	$6,929

We maintain defined benefit pension plans and postretirement benefit plans other than pensions as discussed in Note 14 to the Consolidated Financial Statements. Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. Our policy for funding pension plans is to make contributions annually, consistent with applicable laws and regulations; however, future contributions to our pension plans are not included in the above table. In 2011, we expect to make contributions to our funded pension plans of approximately $200 million and approximately $30 million in the Retirement Account Plan. Based on our current assumptions, which may change with changes in market conditions, our current contribution estimates for each of the years from 2012 through 2015 are estimated to be in the range of approximately $100 million to $400 million under the plan provisions in place at this time.
Other long-term liabilities included in the table consist primarily of undiscounted amounts in the Consolidated Balance Sheet as of January 1, 2011, representing obligations under deferred compensation arrangements and estimated environmental remediation costs. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals. The timing of cash flows associated with environmental remediation costs is largely based on historical experience. Other long-term liabilities, such as deferred taxes, unrecognized tax benefits and product liability and litigation reserves, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments.
Operating leases represent undiscounted obligations under noncancelable leases. Purchase obligations represent undiscounted obligations for which we are committed to purchase goods and services as of January 1, 2011. The ultimate liability for these obligations may be reduced based upon termination provisions included in certain purchase contracts, the costs incurred to date by vendors under these contracts or by recourse under firm contracts with the U.S. Government under normal termination clauses.
Finance Group
The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Finance group as of January 1, 2011, as well as an estimate of the year in which these obligations are expected to be paid:

						2016 and
(In millions)	2011	2012	2013	2014	2015	Thereafter	Total

Liabilities reflected in balance sheet:
Multi-year bank lines of credit	$—	$1,440	$—	$—	$—	$—	$1,440
Term debt	400	76	578	136	36	130	1,356
Securitized debt *	86	78	86	68	96	116	530
Subordinated debt	—	—	—	—	—	300	300
Interest on borrowings **	80	57	40	31	30	46	284
Liabilities not reflected in balance sheet:
Operating leases	5	1	1	1	—	—	8

Total Finance group	$571	$1,652	$705	$236	$162	$592	$3,918

*	Securitized debt payments do not represent contractual obligations of the Finance group, and we do not provide legal recourse to investors who purchase interests in the securitizations beyond the credit enhancement inherent in the retained subordinate interests.

**	Interest payments reflect the current interest rate paid on the related debt. They do not include anticipated changes in market interest rates, which could have an impact on the interest rate according to the terms of the related debt.
On January 1, 2011, the Finance group also had $257 million in other liabilities, primarily accounts payable and accrued expenses, that are payable within the next 12 months.
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
Allowance for Losses on Finance Receivables Held for Investment
Finance receivables held for investment are generally recorded at the amount of outstanding principal less allowance for losses. We maintain the allowance for losses on finance receivables at a level considered adequate to cover inherent losses in the portfolio based on management’s evaluation and analysis by product line. For larger balance accounts specifically identified as impaired, including large accounts in homogenous portfolios, a reserve is established based on comparing the carrying value to either a) the expected future cash flows, discounted at the finance receivable’s effective interest rate; or b) the fair value, if the finance receivable is collateral dependent. The expected future cash flows consider collateral value; financial performance and liquidity of our borrower;

existence and strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession/foreclosure and eventual disposal of collateral. When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the outcomes based on their relative likelihood of occurrence.
The evaluation of our portfolios is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the underlying collateral, which may differ from actual results. While our analysis is specific to each individual account, certain critical factors are included in this analysis for each product line, which are discussed in detail in Note 4 to the Consolidated Financial Statements. We also establish an allowance for losses by product line to cover probable, but specifically unknown losses existing in the portfolio. For homogenous portfolios, including the aviation and golf equipment product lines, the allowance is established as a percentage of non-recourse finance receivables, which have not been identified as requiring specific reserves. The percentage is based on a combination of factors including historical loss experience, current delinquency and default trends, collateral values and both general economic and specific industry trends. For non-homogenous portfolios, including the golf mortgage and timeshare product lines, the allowance is established as a percentage of watchlist balances, which represents a combination of assumed default likelihood and loss severity based on historical experience, industry trends and collateral values. We classify accounts as watchlist based on credit quality indicators discussed in Note 4 to the Consolidated Financial Statements.
In 2010 and 2009, net charge-offs totaled $138 million and $115 million, respectively, compared with the provision for losses recorded during the periods of $143 million and $267 million, respectively.
Finance Receivables
Finance receivables are classified as held for investment when we have the intent and the ability to hold the receivable for the foreseeable future or until maturity or payoff. Our decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to, contractual duration, type of collateral, credit strength of the borrowers, interest rates and perceived marketability of the receivables. On an ongoing basis, these factors, combined with our overall liquidation strategy, determine which finance receivables we have the intent to hold for the foreseeable future and which receivables we will hold for sale. Our current strategy is based on an evaluation of both our performance and liquidity position and changes in external factors affecting the value and/or marketability of our finance receivables. A change in this strategy could result in a change in the classification of our finance receivables. As a result of the significant influence of economic and liquidity conditions on our business plans and strategies, and the rapid changes in these and other factors we utilize to determine which assets are classified as held for sale, we currently believe the term “foreseeable future” represents a time period of six to nine months. We also believe that unanticipated changes in both internal and external factors affecting our financial performance, liquidity position or the value and/or marketability of our finance receivables could result in a modification of this assessment.
If we determine that finance receivables classified as held for sale will not be sold and we have the intent and ability to hold the finance receivables for the foreseeable future, until maturity or payoff, the finance receivables are reclassified to held for investment at the lower of cost or fair value at that time. Conversely, if we determine that there are other finance receivables that we subsequently determine we no longer intend or have the ability to hold to maturity, these receivables would be designated as held for sale, and a valuation allowance would be established at that time, if necessary. At January 1, 2011, if we had classified additional finance receivables as held for sale, a valuation allowance would likely have been required at that time based on the fair value estimates we completed for our footnote disclosure requirements. See page 65 in Note 9 to the Consolidated Financial Statements for a table where we have included the carrying value and fair value for the financial assets and liabilities that currently are not recorded at fair value in our Consolidated Balance Sheet.
Finance receivables held for sale are carried at the lower of cost or fair value. There are no active, quoted market prices for our finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models to estimate the exit price we expect to receive in the principal market for each type of loan in an orderly transaction, which includes both the sale of pools of similar assets and the sale of individual loans. The models we used incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of current market participants are compared with observable market inputs, including bids from prospective purchasers of similar loans and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are not typically derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables held for sale involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants.
Long-Term Contracts
We make a substantial portion of our sales to government customers pursuant to long-term contracts. These contracts require development and delivery of products over multiple years and may contain fixed-price purchase options for additional products. We account for these long-term contracts under the percentage-of-completion method of accounting. Under the percentage-of-completion method, we estimate profit as the difference between total estimated revenues and cost of a contract. The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion and, in some cases, includes estimates of recoveries asserted against the customer for changes in specifications. Due to the size, length of time and nature of many of our contracts, the estimation of total contract costs and revenues through completion is complicated and subject to many variables relative to the outcome of future events over a period of several years. We are required to make numerous assumptions and estimates relating to items such as expected engineering requirements, complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, manufacturing efficiencies and the achievement of contract milestones, including product deliveries.
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
Based on our annual review, the fair value of all of our reporting units exceeded their carrying values, and we do not believe that there is a reasonable possibility that any units might fail the Step 1 impairment test in the foreseeable future.
Retirement Benefits
We maintain various pension and postretirement plans for our employees globally. These plans include significant pension and postretirement benefit obligations, which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and healthcare cost projections. We also make assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increases. We evaluate and update these assumptions annually.
To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. For 2010, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 8.26%, compared with 8.58% in 2009. In 2010 and 2009, the assumed rate of return for our domestic plans, which represent approximately 90% of our total pension assets, was 8.50% and 8.75%, respectively. A 50-basis-point decrease in this long-term rate of return in 2010 would have resulted in approximately a $22 million increase in pension expense for our domestic plans.
The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and increases pension expense. In 2010, the weighted-average discount rate used in calculating pension expense was 6.20%, compared with 6.61% in 2009. For our domestic plans, the assumed discount rate was 6.25% in 2010, compared with 6.57% for 2009. A 50-basis-point decrease in this discount rate in 2010 would have resulted in approximate a $25 million increase in pension expense for our domestic plans.
The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2010 medical and prescription drug healthcare cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits. The 2010 medical rate of 8% is assumed to decrease to 5% by 2020 and then remain at that level. The 2010 prescription drug rate of 9% is assumed to decrease to 5% by 2020 and then remain at that level. See Note 13 to the Consolidated Financial Statements for the impact of a one-percentage-point change in the cost trend rate.
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
Income Taxes
Deferred income tax balances reflect the effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and their tax bases, as well as from net operating losses and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including the future reversal of existing taxable temporary differences, taxable income in carryback years, available tax planning strategies and estimated future taxable income. We recognize net tax-related interest and penalties for continuing operations in income tax expense.
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. We recognize net tax-related interest and penalties for continuing operations in income tax expense. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risks
Our financial results are affected by changes in the U.S. and foreign interest rates. As part of managing this risk, we seek to achieve a prudent balance between floating- and fixed-rate exposures. We continually monitor our mix of these exposures and adjust the mix, as necessary.
Our Finance group limits its risk to changes in interest rates with its strategy of matching floating-rate assets with floating-rate liabilities. This strategy includes the use of interest rate exchange agreements. At January 1, 2011, floating-rate liabilities in excess of floating-rate assets were $591 million, after considering interest rate exchange agreements and the treatment of $640 million of floating-rate loans with index-rate floors as fixed-rate loans. These loans have index rates that are, on average, 198 basis points above the applicable index rate (predominately the Prime rate). The Finance group has benefited from interest rate floor agreements in the recent low-rate environment; however, in a rising rate environment, this benefit will dissipate until the Prime rate exceeds the floor rates embedded in these agreements. The net effect of interest rate exchange agreements designated as hedges of debt decreased interest expense for our Finance group by $28 million, $56 million and $25 million in 2010, 2009 and 2008, respectively.

Foreign Exchange Risks
Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which our products are manufactured and/or sold. The impact of foreign exchange rate changes for 2010 and 2009 from the prior year for each period is provided below:

(In millions)	2010	2009

Impact of foreign exchange rates increased (decreased):
Revenues	$(34)	$(51)
Segment profit	(7)	(2)

For our manufacturing operations, we manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency-denominated assets with liabilities in the same currency so that certain exposures are naturally offset. We primarily use borrowings denominated in euro and British pound sterling for these purposes. In managing our foreign currency transaction exposures, we also enter into foreign currency forward exchange and option contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign exchange contracts and foreign currency options was approximately $0.6 billion and $1.0 billion at the end of 2010 and 2009, respectively.
Quantitative Risk Measures
In the normal course of business, we enter into financial instruments for purposes other than trading. To quantify the market risk inherent in our financial instruments, we utilize a sensitivity analysis. The financial instruments that are subject to market risk (interest rate risk, foreign exchange rate risk and equity price risk) include finance receivables (excluding lease receivables), debt (excluding lease obligations), interest rate exchange agreements and foreign currency exchange contracts.
Presented below is a sensitivity analysis of the fair value of financial instruments outstanding at year-end. We estimate the fair value of the financial instruments using discounted cash flow analysis and indicative market pricing as reported by leading financial news and data providers. This sensitivity analysis is most likely not indicative of actual results in the future. The following table illustrates the sensitivity to a hypothetical change in the fair value of the financial instruments assuming a 10% decrease in interest rates and a 10% strengthening in exchange rates against the U.S. dollar:

	2010			2009

			Sensitivity of			Sensitivity of
			Fair Value			Fair Value
	Carrying	Fair	to a 10%	Carrying	Fair	to a 10%
(In millions)	Value *	Value *	Change	Value *	Value *	Change

Manufacturing group
Foreign exchange rate risk
Debt	$(549)	$(549)	$(55)	$(589)	$(545)	$(55)
Foreign currency exchange contracts	42	42	39	58	58	46

	$(507)	$(507)	$(16)	$(531)	$(487)	$(9)

Interest rate risk
Debt	$(2,172)	$(2,698)	$(22)	$(3,474)	$(3,762)	$(37)

Finance group
Interest rate risk
Finance receivables	$3,758	$3,544	$114	$5,952	$5,494	$135
Debt, including intergroup	(3,975)	(3,843)	(47)	(6,115)	(5,887)	(54)
Interest rate exchanges — debt	34	34	1	58	58	4
Interest rate exchanges — receivables	(8)	(8)	(2)	(1)	(1)	(1)

	$(191)	$(273)	$66	$(106)	$(336)	$84

*	The value represents an asset or (liability).

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

Report of Management
Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and include amounts based on management’s best estimates and judgments. Management also is responsible for establishing and maintaining adequate internal control over financial reporting for Textron Inc. as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011.
The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of January 1, 2011, as stated in its reports, which are included herein.
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

/s/ Scott C. Donnelly	/s/ Frank T. Connor

Scott C. Donnelly	Frank T. Connor
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 1, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Textron Inc.
We have audited Textron Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Textron Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Textron Inc. as of January 1, 2011 and January 2, 2010, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 1, 2011 of Textron Inc. and our report dated March 1, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Boston, Massachusetts
March 1, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Textron Inc.
We have audited the accompanying Consolidated Balance Sheets of Textron Inc. as of January 1, 2011 and January 2, 2010, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 1, 2011. Our audits also included the financial statement schedule contained on page 84. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Inc. at January 1, 2011 and January 2, 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Boston, Massachusetts
March 1, 2011

Consolidated Statements of Operations
For each of the years in the three-year period ended January 1, 2011

(In millions, except per share data)	2010	2009	2008

Revenues
Manufacturing revenues	$10,307	$10,139	$13,287
Finance revenues	218	361	723

Total revenues	10,525	10,500	14,010

Costs, expenses and other
Cost of sales	8,605	8,468	10,583
Selling and administrative expense	1,231	1,338	1,590
Special charges	190	317	526
Provision for losses on finance receivables	143	267	234
Interest expense	270	309	448
Gain on sale of assets	—	(50)	—

Total costs, expenses and other	10,439	10,649	13,381

Income (loss) from continuing operations before income taxes	86	(149)	629
Income tax expense (benefit)	(6)	(76)	305

Income (loss) from continuing operations	92	(73)	324
Income (loss) from discontinued operations, net of income taxes	(6)	42	162

Net income (loss)	$86	$(31)	$486

Basic earnings per share
Continuing operations	$0.33	$(0.28)	$1.32
Discontinued operations	(0.02)	0.16	0.65

Basic earnings per share	$0.31	$(0.12)	$1.97

Diluted earnings per share
Continuing operations	$0.30	$(0.28)	$1.29
Discontinued operations	(0.02)	0.16	0.65

Diluted earnings per share	$0.28	$(0.12)	$1.94

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	January 1,	January 2,
(In millions, except share data)	2011	2010

Assets
Manufacturing group
Cash and equivalents	$898	$1,748
Accounts receivable, net	892	894
Inventories	2,277	2,273
Other current assets	980	985

Total current assets	5,047	5,900

Property, plant and equipment, net	1,932	1,968
Goodwill	1,632	1,622
Other assets	1,722	1,938

Total Manufacturing group assets	10,333	11,428

Finance group
Cash and cash equivalents	33	144
Finance receivables held for investment, net	3,871	5,865
Finance receivables held for sale	413	819
Other assets	632	684

Total Finance group assets	4,949	7,512

Total assets	$15,282	$18,940

Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$19	$134
Accounts payable	622	569
Accrued liabilities	2,016	2,039

Total current liabilities	2,657	2,742

Other liabilities	2,993	3,253
Long-term debt	2,283	3,450

Total Manufacturing group liabilities	7,933	9,445

Finance group
Other liabilities	391	564
Due to Manufacturing group	326	438
Debt	3,660	5,667

Total Finance group liabilities	4,377	6,669

Total liabilities	12,310	16,114

Shareholders’ equity
Common stock (277.7 million and 277.4 million shares issued, respectively, and 275.7 million and 272.3 million shares outstanding, respectively)	35	35
Capital surplus	1,301	1,369
Retained earnings	3,037	2,973
Accumulated other comprehensive loss	(1,316)	(1,321)

	3,057	3,056
Less cost of treasury shares	85	230

Total shareholders’ equity	2,972	2,826

Total liabilities and shareholders’ equity	$15,282	$18,940

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

						Accumu-
						lated
						Other	Total
						Compre-	Share-
	Preferred	Common	Capital	Retained	Treasury	hensive	holders’
(In millions, except per share data)	Stock	Stock	Surplus	Earnings	Stock	Loss	Equity

Balance at December 29, 2007	$2	$32	$1,193	$2,766	$(86)	$(400)	$3,507

Net income				486			486
Other comprehensive income (loss):
Foreign currency translation adjustment						(195)	(195)
Deferred losses on hedge contracts						(73)	(73)
Pension adjustments						(803)	(803)
Reclassification due to sale of Fluid & Power						35	35
Other reclassification adjustments						14	14

Total other comprehensive income (loss)							(536)

Dividends declared ($0.92 per share)				(227)			(227)
Share-based compensation			50				50
Exercise of stock options			39				39
Purchases of common stock					(533)		(533)
Issuance of common stock for employee stock plans			(66)		119		53
Income tax impact of employee stock transactions			13				13

Balance at January 3, 2009	2	32	1,229	3,025	(500)	(1,422)	2,366

Net loss				(31)			(31)
Other comprehensive income (loss):
Foreign currency translation adjustment						23	23
Deferred gains on hedge contracts						67	67
Pension adjustments						(25)	(25)
Reclassification adjustments						21	21
Pension curtailment						15	15

Total other comprehensive income (loss)							70

Dividends declared ($0.08 per share)				(21)			(21)
Share-based compensation			30				30
Purchases of convertible note call options			(140)				(140)
Equity component of convertible debt issuance			134				134
Issuance of common stock and warrants		3	330				333
Issuance of common stock for employee stock plans			(210)		270		60
Redemption of preferred stock	(2)		1				(1)
Income tax impact of employee stock transactions			(5)				(5)

Balance at January 2, 2010	—	35	1,369	2,973	(230)	(1,321)	2,826

Net income				86			86
Other comprehensive income (loss):
Foreign currency translation adjustment						(2)	(2)
Deferred gains on hedge contracts						14	14
Pension adjustments						(112)	(112)
Recognition of currency translation loss (see Note 11)						74	74
Other reclassification adjustments						31	31

Total other comprehensive income (loss)							91

Dividends declared ($0.08 per share)				(22)			(22)
Share-based compensation			22				22
Exercise of stock options			7				7
Issuance of common stock for employee stock plans			(94)		145		51
Income tax impact of employee stock transactions			(3)				(3)

Balance at January 1, 2011	$—	$35	$1,301	$3,037	$(85)	$(1,316)	$2,972

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
For each of the years in the three-year period ended January 1, 2011

	Consolidated

(In millions)	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$86	$(31)	$486
Less: Income (loss) from discontinued operations	(6)	42	162

Income (loss) from continuing operations	92	(73)	324
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance group	—	—	—
Capital contributions paid to Finance group	—	—	—
Non-cash items:
Depreciation and amortization	393	409	400
Provision for losses on finance receivables held for investment	143	267	234
Portfolio losses on finance receivables	112	162	—
Valuation allowance on finance receivables held for sale	8	(15)	293
Goodwill and other asset impairment charges	19	144	191
Deferred income taxes	69	(265)	(43)
Other, net	109	82	103
Changes in assets and liabilities:
Accounts receivable, net	(1)	17	15
Inventories	(10)	803	(662)
Other assets	36	(250)	(68)
Accounts payable	54	(535)	276
Accrued and other liabilities	(455)	78	(33)
Captive finance receivables, net	424	177	(291)
Other operating activities, net	—	31	25

Net cash provided by (used in) operating activities of continuing operations	993	1,032	764
Net cash used in operating activities of discontinued operations	(9)	(17)	(14)

Net cash provided by operating activities	984	1,015	750

Cash flows from investing activities
Finance receivables originated or purchased	(450)	(3,005)	(10,860)
Finance receivables repaid	1,635	4,011	10,630
Proceeds on receivables sales, including securitizations	528	594	518
Net cash used in acquisitions	(57)	—	(109)
Capital expenditures	(270)	(238)	(545)
Proceeds from sale of repossessed assets and properties	129	236	22
Retained interests	—	117	15
Purchase of marketable securities	—	—	(100)
Other investing activities, net	34	13	21

Net cash provided by (used in) investing activities of continuing operations	1,549	1,728	(408)
Net cash provided by investing activities of discontinued operations	—	211	471

Net cash provided by investing activities	1,549	1,939	63

Cash flows from financing activities
Proceeds from long-term lines of credit	—	2,970	—
Payments on long-term lines of credit	(1,467)	(63)	—
Proceeds from issuance of long-term debt	231	918	1,461
Principal payments on long-term debt	(2,241)	(4,163)	(1,922)
Increase (decrease) in short-term debt	—	(1,637)	218
Proceeds (payments) on borrowings against officers’ life insurance policies	—	(412)	222
Intergroup financing	—	—	—
Proceeds from issuance of convertible notes, net of fees paid	—	582	—
Purchase of convertible note call options	—	(140)	—
Proceeds from issuance of common stock and warrants	—	333	—
Proceeds from option exercises and excess tax benefit on options	6	—	50
Purchases of Textron common stock	—	—	(533)
Capital contributions paid to Finance group under Support Agreement	—	—	—
Capital contributions paid to Cessna Export Finance Corp.	—	—	—
Dividends paid	(22)	(21)	(284)

Net cash provided by (used in) financing activities of continuing operations	(3,493)	(1,633)	(788)
Net cash used in financing activities of discontinued operations	—	—	(2)

Net cash provided by (used in) financing activities	(3,493)	(1,633)	(790)

Effect of exchange rate changes on cash and equivalents	(1)	24	(7)

Net increase (decrease) in cash and equivalents	(961)	1,345	16
Cash and equivalents at beginning of year	1,892	547	531

Cash and equivalents at end of year	$931	$1,892	$547

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued
For each of the years in the three-year period ended January 1, 2011

	Manufacturing Group			Finance Group

(In millions)	2010	2009	2008	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$314	$175	$947	$(228)	$(206)	$(461)
Less: Income (loss) from discontinued operations	(6)	42	162	—	—	—

Income (loss) from continuing operations	320	133	785	(228)	(206)	(461)
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance group	505	349	142	—	—	—
Capital contributions paid to Finance group	(383)	(270)	(625)	—	—	—
Non-cash items:
Depreciation and amortization	362	373	360	31	36	40
Provision for losses on finance receivables held for investment	—	—	—	143	267	234
Portfolio losses on finance receivables	—	—	—	112	162	—
Valuation allowance on finance receivables held for sale	—	—	—	8	(15)	293
Goodwill and other asset impairment charges	18	144	11	1	—	180
Deferred income taxes	131	(61)	51	(62)	(204)	(94)
Other, net	110	112	103	(1)	(30)	—
Changes in assets and liabilities
Accounts receivable, net	(1)	17	15	—	—	—
Inventories	(11)	810	(648)	—	—	—
Other assets	9	(255)	(98)	32	(5)	18
Accounts payable	54	(535)	276	—	—	—
Accrued and other liabilities	(384)	(85)	21	(71)	166	(54)
Captive finance receivables, net	—	—	—	—	—	—
Other operating activities, net	—	6	14	—	25	11

Net cash provided by (used in) operating activities of continuing operations	730	738	407	(35)	196	167
Net cash used in operating activities of discontinued operations	(9)	(17)	(14)	—	—	—

Net cash provided by (used in) operating activities	721	721	393	(35)	196	167

Cash flows from investing activities
Finance receivables originated or purchased	—	—	—	(866)	(3,659)	(11,879)
Finance receivables repaid	—	—	—	2,348	4,804	11,245
Proceeds on receivables sales, including securitizations	—	—	—	655	644	631
Net cash used in acquisitions	(57)	—	(109)	—	—	—
Capital expenditures	(270)	(238)	(537)	—	—	(8)
Proceeds from sale of repossessed assets and properties	—	—	—	129	236	22
Retained interests	—	—	—	—	117	15
Purchase of marketable securities	—	—	—	—	—	(100)
Other investing activities, net	(26)	(50)	9	39	11	10

Net cash provided by (used in) investing activities of continuing operations	(353)	(288)	(637)	2,305	2,153	(64)
Net cash provided by investing activities of discontinued operations	—	211	471	—	—	—

Net cash provided by (used in) investing activities	(353)	(77)	(166)	2,305	2,153	(64)

Cash flows from financing activities
Proceeds from long-term lines of credit	—	1,230	—	—	1,740	—
Payments on long-term lines of credit	(1,167)	(63)	—	(300)	—	—
Proceeds from issuance of long-term debt	—	595	—	231	323	1,461
Principal payments on long-term debt	(130)	(392)	(348)	(2,111)	(3,771)	(1,574)
Increase (decrease) in short-term debt	—	(869)	867	—	(768)	(649)
Proceeds (payments) on borrowings against officers’ life insurance policies	—	(412)	222	—	—	—
Intergroup financing	98	(280)	(133)	(111)	280	133
Proceeds from issuance of convertible notes, net of fees paid	—	582	—	—	—	—
Purchase of convertible note call options	—	(140)	—	—	—	—
Proceeds from issuance of common stock and warrants	—	333	—	—	—	—
Proceeds from option exercises and excess tax benefit on options	6	—	50	—	—	—
Purchases of Textron common stock	—	—	(533)	—	—	—
Capital contributions paid to Finance group under Support Agreement	—	—	—	383	270	625
Capital contributions paid to Cessna Export Finance Corp.	—	—	—	30	40	—
Dividends paid	(22)	(21)	(284)	(505)	(349)	(142)

Net cash provided by (used in) financing activities of continuing operations	(1,215)	563	(159)	(2,383)	(2,235)	(146)
Net cash used in financing activities of discontinued operations	—	—	(2)	—	—	—

Net cash provided by (used in) financing activities	(1,215)	563	(161)	(2,383)	(2,235)	(146)

Effect of exchange rate changes on cash and equivalents	(3)	10	(6)	2	14	(1)

Net increase (decrease) in cash and equivalents	(850)	1,217	60	(111)	128	(44)
Cash and equivalents at beginning of year	1,748	531	471	144	16	60

Cash and equivalents at end of year	$898	$1,748	$531	$33	$144	$16

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Financial Statement Presentation
Our Consolidated Financial Statements include the accounts of Textron Inc. and its majority-owned subsidiaries. Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc. consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments. The Finance group, which also is the Finance segment, consists of Textron Financial Corporation (TFC), its consolidated subsidiaries and three other finance subsidiaries owned by Textron Inc. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.
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
We have reclassified certain prior period amounts to conform to the current presentation related to assets and liabilities of discontinued operations that are now combined with continuing operations on the Consolidated Balance Sheet due to their insignificance to the balance sheet.
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
Cash and Equivalents
Cash and equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.
Revenue Recognition
We generally recognize revenue for the sale of products, which are not under long-term contracts, upon delivery. For commercial aircraft, delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risk and rewards of ownership. Taxes collected from customers and remitted to government authorities are recorded on a net basis.
When a sale arrangement involves multiple deliverables, such as sales of products that include customization and other services, we evaluate the arrangement to determine whether there are separate items that are required to be delivered under the arrangement that qualify as separate units of accounting. These arrangements typically involve the customization services we offer to customers who purchase Bell helicopters, and the services generally are provided within the first six months after the customer accepts the aircraft and assumes risk of loss. We consider the aircraft and the customization services to be separate units of accounting and allocate contract price between the two on a relative selling price basis using the best evidence of selling price for each of the arrangement deliverables, typically by reference to the price charged when the same or similar items are sold separately by us, taking into consideration any performance, cancellation, termination or refund-type provisions. We recognize revenue when the recognition criteria for each unit of accounting are met.
Long-Term Contracts — Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting. Under this method, we estimate profit as the difference between the total estimated revenues and cost of a contract. We then recognize that estimated profit over the contract term based on either the units-of-delivery method or the cost-to-cost method (which typically is used for development effort as costs are incurred), as appropriate under the circumstances. Revenues under fixed-price contracts generally are recorded using the units-of-delivery method. Revenues under cost-reimbursement contracts are recorded using the cost-to-cost method.
Our long-term contract profits are based on estimates of total contract cost and revenues utilizing current contract specifications, expected engineering requirements and the achievement of contract milestones, including product deliveries. Certain contracts are awarded with fixed-price incentive fees that also are considered when estimating revenues and profit rates. Contract costs typically are incurred over a period of several years, and the estimation of these costs requires substantial judgment. We review and revise these estimates periodically throughout the contract term. Revisions to contract profits are recorded when the revisions to estimated revenues or costs are made. Anticipated losses on contracts are recognized in full in the period in which the losses become probable and estimable.
Collaborative Arrangements — Our Bell segment has a strategic alliance agreement with The Boeing Company (Boeing) to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (V-22 Contracts). The alliance created by this agreement is not a legal entity and has no employees, no assets and no true operations. This agreement creates contractual rights and does not represent an entity in which we have an equity interest. We account for this alliance as a collaborative arrangement with Bell and Boeing reporting costs incurred and revenue generated from transactions with the U.S. Government in each company’s respective income statement. Neither Bell nor Boeing is considered to be the principal participant for the transactions recorded under this agreement. Profits on cost-plus contracts are allocated between Bell and Boeing on a 50%-50% basis. Negotiated profits on fixed-price contracts are also allocated 50%-50%; however, Bell and Boeing are each responsible for their own cost overruns and are entitled to retain any cost underruns. Based on the contractual arrangement established under the alliance, Bell accounts for its rights and obligations under the specific requirements of the V-22 Contracts allocated to Bell under the work breakdown structure. We account for all of our rights and obligations, including warranty, product and any contingent liabilities, under the specific requirements of the V-22 Contracts allocated to us under the agreement. Revenues and cost of sales reflect our performance under the V-22 Contracts with revenues recognized using the units-of-delivery method. We include all assets used in performance of the V-22 Contracts that we own, including inventory and unpaid receivables and all liabilities arising from our obligations under the V-22 Contracts in our Consolidated Balance Sheets.
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
We recognize interest using the interest method, which provides a constant rate of return over the terms of the receivables. Accrual of interest income is suspended if credit quality indicators suggest full collection of principal and interest is doubtful. In addition, we automatically suspend the accrual of interest income for accounts that are contractually delinquent by more than three months unless collection is not doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce the net investment balance. We resume the accrual of interest when the loan becomes contractually current through payment according to the original terms of the loan or, if a loan has been modified, following a period of performance under the terms of the modification, provided we conclude that collection of all principal and interest is no longer doubtful. Previously suspended interest income is recognized at that time.
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
Finance Receivables Held for Sale
Finance receivables are classified as held for sale based on the determination that we no longer intend to hold the receivables for the foreseeable future, until maturity or payoff, or we no longer have the ability to hold to maturity. Our decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to, contractual duration, type of collateral, credit strength of the borrowers, interest rates and perceived marketability of the receivables. On an ongoing basis, these factors, combined with our overall liquidation strategy, determine which finance receivables we have the intent to hold for the foreseeable future and which finance receivables we will hold for sale. Our current strategy is based on an evaluation of both our performance and liquidity position and changes in external factors affecting the value and/or marketability of our finance receivables. A change in this strategy could result in a change in the classification of our finance receivables. As a result of the significant influence of economic and liquidity conditions on our business plans and strategies, and the rapid changes in these and other factors we utilize to determine which assets are classified as held for sale, we currently believe the term “foreseeable future” represents a time period of six to nine months. We also believe that unanticipated changes in both internal and external factors affecting our financial performance, liquidity position, or the value and/or marketability of our finance receivables could result in a modification of this assessment.
Finance receivables held for sale are carried at the lower of cost or fair value. At the time of transfer to held for sale classification, we establish a valuation allowance for any shortfall between the carrying value, net of all deferred fees and costs, and fair value. In addition, any allowance for loan losses previously allocated to these finance receivables is reclassified to the valuation allowance account, which is netted with finance receivables held for sale on the balance sheet. This valuation allowance is adjusted quarterly through earnings for any changes in the fair value of the finance receivables below the carrying value. Fair value changes can occur based on market interest rates, market liquidity, and changes in the credit quality of the borrower and value of underlying loan collateral. If we determine that finance receivables classified as held for sale will not be sold and we have the intent and ability to hold the finance receivables for the foreseeable future, until maturity or payoff, the finance receivables are reclassified to held for investment at the lower of cost or fair value.
Finance Receivables Held for Investment and Allowance for Losses
Finance receivables are classified as held for investment when we have the intent and the ability to hold the receivable for the foreseeable future or until maturity or payoff. Finance receivables held for investment are generally recorded at the amount of outstanding principal less allowance for loan losses.
We maintain the allowance for losses on finance receivables held for investment at a level considered adequate to cover inherent losses in the portfolio based on management’s evaluation and analysis by product line. For larger balance accounts specifically identified as impaired, including large accounts in homogeneous portfolios, a reserve is established based on comparing the carrying value with either a) the expected future cash flows, discounted at the finance receivable’s effective interest rate; or b) the fair value, if the finance receivable is collateral dependent. The expected future cash flows consider collateral value; financial performance and liquidity of our borrower; existence and financial strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession/foreclosure and eventual disposal of collateral. When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the outcomes based on their relative likelihood of occurrence.
The evaluation of our portfolios is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the underlying collateral, which may differ from actual results. While our analysis is specific to each individual account, the most critical factors included in this analysis vary by product line. For the aviation product line, these factors include industry valuation guides, physical condition of the aircraft, payment history, and existence and financial strength of guarantors. For the golf equipment line, the critical factors are the age and condition of the collateral, while the factors for the golf mortgage line include historical golf course, hotel or marina cash flow performance; estimates of golf rounds and price per round or occupancy and room rates; market discount and capitalization rates; and existence and financial strength of guarantors. For the timeshare product line, the critical factors are the historical performance of consumer notes receivable collateral, real estate valuations, operating expenses of the borrower, the impact of bankruptcy court rulings on the value of the collateral, legal and other professional expenses and borrower’s access to capital.
We also establish an allowance for losses by product line to cover probable but specifically unknown losses existing in the portfolio. For homogeneous portfolios, including the aviation and golf equipment product lines, the allowance is established as a percentage of non-recourse finance receivables, which have not been identified as requiring specific reserves. The percentage is based on a combination of factors, including historical loss experience, current delinquency and default trends, collateral values, and both general economic and specific industry trends. For non-homogeneous portfolios, including the golf mortgage and timeshare product lines, the allowance is established as a percentage of watchlist balances, as defined on page 53, which represents a combination of assumed default likelihood and loss severity based on historical experience, industry trends and collateral values. In establishing our allowance for losses to cover accounts not specifically identified, the most critical factors for the aviation product line include the collateral value of the portfolio, historical default experience and delinquency trends; for golf equipment, factors considered include historical loss experience and delinquency trends; and for golf mortgage, factors include an evaluation of individual loan credit quality indicators such as delinquency, loan balance to collateral value, debt service coverage, existence and financial strength of guarantors, historical progression from watchlist to nonaccrual status and historical loss severity. For the timeshare product line, we evaluate individual loan credit quality indicators such as borrowing base shortfalls for revolving notes receivable facilities, default rates of our notes receivable collateral, borrower’s access to capital, historical progression from watchlist to nonaccrual status and estimates of loss severity based on analysis of impaired loans in the product line.
Finance receivables held for investment are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date when the collateral is repossessed or when no payment has been received for six months unless management deems the receivable collectable. Finance receivables are charged off when the remaining balance is deemed to be uncollectable.

Inventories
Inventories are stated at the lower of cost or estimated net realizable value. We value our inventories generally using the first-in, first-out (FIFO) method or the last-in, first-out (LIFO) method for certain qualifying inventories where LIFO provides a better matching of costs and revenues. We determine costs for our commercial helicopters on an average cost basis by model considering the expended and estimated costs for the current production release. Inventoried costs related to long-term contracts are stated at actual production costs, including allocable operating overhead, advances to suppliers, and, in the case of contracts with the U.S. Government, allocable research and development and general and administrative expenses. Since our inventoried costs include amounts related to contracts with long production cycles, a portion of these costs is not expected to be realized within one year. Pursuant to contract provisions, agencies of the U.S. Government have title to, or security interest in, inventories related to such contracts as a result of advances, performance-based payments and progress payments. Such advances and payments are reflected as an offset against the related inventory balances. Customer deposits are recorded against inventory when the right of offset exists. All other customer deposits are recorded in accrued liabilities.
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
Asset Retirement Obligations
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
Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying value of the asset held for use exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset generally is written down to fair value. Long-lived assets held for sale are stated at the lower of cost or fair value less cost to sell. Fair value is determined using pertinent market information, including estimated future discounted cash flows.
Goodwill
We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of a reporting unit might be impaired. The reporting unit represents the operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment, in which case such component is the reporting unit. In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. Goodwill is considered to be potentially impaired when the carrying value of a reporting unit exceeds its estimated fair value. Fair values are established primarily using discounted cash flows that incorporate assumptions for the unit’s short- and long-term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, current cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. When available, comparative market multiples are used to corroborate discounted cash flow results.
Pension and Postretirement Benefit Obligations
We maintain various pension and postretirement plans for our employees globally. These plans include significant pension and postretirement benefit obligations, which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and healthcare cost projections. We evaluate and update these assumptions annually in consultation with third-party actuaries and investment advisors. We also make assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increases. We recognize the overfunded or underfunded status of our pension and postretirement plans in the Consolidated Balance Sheets and recognize changes in the funded status of our defined benefit plans in comprehensive income in the year in which they occur. Actuarial gains and losses that are not immediately recognized as net periodic pension cost are recognized as a component of other comprehensive (loss) income (OCI) and are amortized into net periodic pension cost in future periods.
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
Foreign currency denominated assets and liabilities are translated into U.S. dollars. Adjustments from currency rate changes are recorded in the cumulative translation adjustment account in shareholders’ equity until the related foreign entity is sold or substantially liquidated. We use foreign currency financing transactions to effectively hedge long-term investments in foreign operations with the same corresponding currency. Foreign currency gains and losses on the hedge of the long-term investments are recorded in the cumulative translation adjustment account with the offset recorded as an adjustment to debt.
Product and Environmental Liabilities
We accrue for product liability claims and related defense costs when a loss is probable and reasonably estimable. Our estimates are generally based on the specifics of each claim or incident and our best estimate of the probable loss using historical experience and considering the insurance coverage and deductibles in effect at the date of the incident.
Liabilities for environmental matters are recorded on a site-by-site basis when it is probable that an obligation has been incurred and the cost can be reasonably estimated. We estimate our accrued environmental liabilities using currently available facts, existing technology, and presently enacted laws and regulations, all of which are subject to a number of factors and uncertainties. Our environmental liabilities are not discounted and do not take into consideration possible future insurance proceeds or significant amounts from claims against other third parties.
Warranty and Product Maintenance Contracts
We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years. We estimate the costs that may be incurred under warranty programs and record a liability in the amount of such costs at the time product revenues are recognized. Factors that affect this liability include the number of products sold, historical and anticipated rates of warranty claims, and cost per claim. We assess the adequacy of our recorded warranty and product maintenance liabilities periodically and adjust the amounts as necessary. Additionally, we may establish warranty liabilities related to the issuance of aircraft service bulletins for aircraft no longer covered under the limited warranty programs.
Research and Development Costs
Our customer-funded research and development costs primarily are related to U.S. Government contracts. Research and development costs incurred under long-term contracts with the U.S. Government are reported as cost of sales over the period that revenues are recognized. Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred. Our research and development costs are as follows:

(In millions)	2010	2009	2008

Company-funded	$403	$401	$465
Customer-funded	299	443	501

Total research and development	$702	$844	$966

Our company-funded research and development costs include $33 million, $28 million and $23 million in development costs that were reimbursed by our commercial development partners in 2010, 2009 and 2008, respectively. In 2010, customer-funded research and development costs were lower than in prior years primarily due to the ramp up of the H-1 program into full production requiring less research and development costs and the cancellation of the Armed Reconnaissance Helicopter and VH-71 programs.
Income Taxes
Deferred income tax balances reflect the effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and their tax bases, as well as from net operating losses and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including the future reversal of existing taxable temporary differences, taxable income in carryback years, available tax planning strategies and estimated future taxable income. We recognize net tax-related interest and penalties for continuing operations in income tax expense.
Note 2. Discontinued Operations
On April 3, 2009, we sold HR Textron, an operating unit previously reported within the Textron Systems segment. We recorded an after-tax gain of $8 million and net cash proceeds of approximately $376 million in 2009 in connection with this sale. In the fourth quarter of 2008, we completed the sale of the Fluid & Power business unit, previously reported in the Industrial segment, and recorded an after-tax gain of $111 million. We received net cash proceeds of approximately $479 million and a six-year note with a face value of $28 million in connection with this sale in 2008. Upon final settlement in 2009, we also recorded a five-year note with a face value of $30 million. Both of the notes received from this sale are recorded in the Consolidated Balance Sheet net of a valuation allowance. The HR Textron and Fluid & Power businesses met the discontinued operations criteria and are included in discontinued operations for all periods presented in our Consolidated Financial Statements.
Earnings for the businesses classified within discontinued operations were as follows:

(In millions)	2010	2009	2008

Revenues	$—	$48	$796

Income (loss) from discontinued operations before income taxes	(6)	(2)	63
Income tax expense (benefit)	—	(38)	12

Operating income (loss) from discontinued operations, net of income taxes	(6)	36	51
Net gain on disposals, net of income taxes	—	6	111

Income (loss) from discontinued operations, net of income taxes	$(6)	$42	$162

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
Note 3. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by segment, are as follows:

			Textron
(In millions)	Cessna	Bell	Systems	Industrial	Finance	Total

Balance at December 29, 2007	$322	$18	$1,151	$392	$169	$2,052
Acquisitions and purchase price adjustments	—	(5)	(44)	—	—	(49)
Adjustment related to business sold	—	—	(134)	—	—	(134)
Transfers	—	17	(17)	—	—	—
Impairment	—	—	—	—	(169)	(169)
Foreign currency translation	—	—	—	(2)	—	(2)

Balance at January 3, 2009	322	30	956	390	—	1,698
Impairment	—	—	—	(80)	—	(80)
Foreign currency translation	—	—	—	2	—	2
Other	—	—	2	—	—	2

Balance at January 2, 2010	322	30	958	312	—	1,622
Acquisitions	—	1	16	5	—	22
Foreign currency translation	—	—	—	(12)	—	(12)

Balance at January 1, 2011	$322	$31	$974	$305	$—	$1,632

In 2010, we acquired four companies in the Bell, Textron Systems and Industrial segments for aggregate proceeds of $57 million and recorded $22 million in goodwill and $14 million in intangible assets. In 2009, we recorded an $80 million impairment charge in the Industrial segment’s Golf & Turf Care reporting unit based on lower forecasted revenues and profits related to the effects of the economic recession. In 2008, we recorded a $169 million impairment charge to eliminate all of the Finance segment’s goodwill based on prevailing market conditions and the plan to downsize the segment.

Intangible Assets
Our intangible assets are summarized below:

		January 1, 2011			January 2, 2010

	Weighted-
	Average	Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Period (in years)	Amount	Amortization	Net	Amount	Amortization	Net

Customer agreements and contractual relationships	13	$412	$(115)	$297	$407	$(77)	$330
Patents and technology	10	101	(53)	48	101	(43)	58
Trademarks	18	35	(16)	19	34	(14)	20
Other	8	22	(15)	7	19	(15)	4

		$570	$(199)	$371	$561	$(149)	$412

Amortization expense totaled $52 million, $52 million and $53 million in 2010, 2009 and 2008, respectively. Amortization expense is estimated to be approximately $52 million, $50 million, $46 million, $41 million and $40 million in 2011, 2012, 2013, 2014 and 2015, respectively.
Note 4. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

	January 1,	January 2,
(In millions)	2011	2010

Commercial	$496	$470
U.S. Government contracts	416	447

	912	917
Allowance for doubtful accounts	(20)	(23)

	$892	$894

We have unbillable receivables on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $195 million at January 1, 2011 and $170 million at January 2, 2010.
Finance Receivables
Finance receivables by product line, which includes both finance receivables held for investment and finance receivables held for sale, are presented in the following table by product line:

(Dollars in millions)	January 1, 2011		January 2, 2010

Aviation	$ 2,120	46%	$ 2,535	36%
Golf equipment	212	5	417	6
Golf mortgage	876	19	1,085	16
Timeshare	894	19	1,302	18
Structured capital	317	7	349	5
Other liquidating	207	4	1,337	19

Total finance receivables	4,626	100%	7,025	100%
Less: Allowance for losses	342		341
Less: Finance receivables held for sale	413		819

Total finance receivables held for investment, net	$ 3,871		$ 5,865

The aviation product line primarily includes installment contracts and finance leases provided to purchasers of new and used Cessna aircraft and Bell helicopters and also includes installment contracts and finance leases secured by used aircraft produced by other manufacturers. These agreements typically have initial terms ranging from five to ten years and amortization terms ranging from eight to fifteen years. The average balance of installment contracts and finance leases in the aviation product line was $1 million at January 1, 2011. Installment contracts generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan. Finance leases with no significant residual value at the end of the contractual term are classified as installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. The golf equipment product line primarily includes finance leases provided to purchasers of new E-Z-GO and Jacobsen golf and turf-care equipment. These finance receivables are secured by the financed equipment and, in some instances, by the personal guarantee of the principals, and typically have initial terms of three to five years and had an average balance of less than $0.1 million.
Golf mortgage primarily includes golf course mortgages and also includes mortgages secured by hotels and marinas. Mortgages in this product line are secured by real property and are generally limited to 75% or less of the property’s appraised market value at loan origination. These mortgages typically have initial terms ranging from five to ten years with amortization periods from 20 to 30 years. As of January 1, 2011, loans in the golf mortgage product line have an average balance of $7 million and a weighted-average contractual maturity of three years.
The timeshare product line primarily includes revolving loans secured by pools of timeshare interval resort notes receivable and also includes construction/inventory mortgages secured by timeshare interval inventory, by real property and, in many instances, by the personal guarantee of the principals. Construction/inventory mortgages are typically cross-collateralized with revolving notes receivable loans to the same borrower. Loans in this portfolio typically have initial revolving terms of one to three years and final maturity terms of an additional one to five years. As of January 1, 2011, borrowers in the timeshare product line have an average balance of $16 million and a weighted-average contractual maturity of two years. Structured capital primarily includes leveraged leases secured by the ownership of the leased equipment and real property.
Our finance receivables are diversified across geographic region, borrower industry and type of collateral. At January 1, 2011, 67% of our finance receivables were distributed throughout the U.S. compared with 68% at the end of 2009. Finance receivables held for investment are composed of the following types of financing vehicles:

	January 1,	January 2,
(In millions)	2011	2010

Installment contracts	$2,130	$2,509
Mortgage loans	859	1,073
Revolving loans	501	1,137
Leveraged leases	279	313
Finance leases	262	403
Distribution finance receivables	182	771

	$4,213	$6,206

At January 1, 2011 and January 2, 2010, these finance receivables included approximately $635 million and $629 million, respectively, of receivables that have been legally sold to special purpose entities (SPE), which are consolidated subsidiaries of TFC. The assets of the SPEs are pledged as collateral for their debt, which is reflected as securitized on-balance sheet debt in Note 8. Third-party investors have no legal recourse to TFC beyond the credit enhancement provided by the assets of the SPEs.
In 2010, we sold $655 million of finance receivables resulting in net gains of $31 million.
Credit Quality Indicators and Nonaccrual Finance Receivables
We internally assess the quality of our finance receivables held for investment portfolio based on a number of key credit quality indicators and statistics such as delinquency, loan balance to collateral value, the liquidity position of individual borrowers and guarantors, debt service coverage in the golf mortgage product line and default rates of our notes receivable collateral in the timeshare product line. Because many of these indicators are difficult to apply across an entire class of receivables, we evaluate individual loans on a quarterly basis and classify these loans/portfolios into three categories based on the key credit quality indicators for the individual loan. These three categories are performing, watchlist and nonaccrual. We classify finance receivables held for investment as nonaccrual if credit quality indicators suggest full collection is doubtful. In addition, we automatically classify accounts as nonaccrual that are contractually delinquent by more than three months unless collection is not doubtful. Accounts are classified as watchlist when credit quality indicators have deteriorated as compared with typical underwriting criteria, and we believe collection of full principal and interest is probable but not certain. All other finance receivables held for investment that do not meet the watchlist or nonaccrual categories are classified as performing.

A summary of finance receivables held for investment categorized based on the internally assigned credit quality indicators discussed above is as follows:

	January 1, 2011				January 2, 2010

(In millions)	Performing	Watchlist	Nonaccrual	Total	Performing	Watchlist	Nonaccrual	Total

Aviation	$1,713	$238	$169	$2,120	$1,974	$275	$286	$2,535
Golf equipment	138	51	23	212	243	74	16	333
Golf mortgage	163	303	219	685	386	249	254	889
Timeshare	222	77	382	681	450	474	378	1,302
Structured capital	290	27	—	317	313	31	5	349
Other liquidating	130	11	57	198	533	164	101	798

Total	$2,656	$707	$850	$4,213	$3,899	$1,267	$1,040	$6,206

% of Total	63.0%	16.8%	20.2%		62.8%	20.4%	16.8%

Nonaccrual finance receivables decreased $190 million from the year-end balance, with a $117 million reduction in the aviation product line, $55 million reduction in the distribution finance line included within the other liquidating line and a $35 million reduction in the golf mortgage product line. These net reductions were primarily due to the resolution of several significant accounts through the repossession of collateral, restructure of finance receivables and cash collections, partially offset by new finance receivables identified as nonaccrual in 2010.
We measure delinquency based on the contractual payment terms of our loans and leases. In determining the delinquency aging category of an account, any/all principal and interest received is applied to the most past-due principal and/or interest amounts due. If a significant portion of the contractually due payment is delinquent, the entire finance receivable balance is reported in accordance with the most past-due delinquency aging category.
Finance receivables held for investment by delinquency aging category is summarized in the tables below:

	Less Than			Greater Than
	31 Days	31-60 Days	61-90 Days	90 Days
(In millions)	Past Due	Past Due	Past Due	Past Due	Total

	January 1, 2011

Aviation	$1,964	$67	$41	$48	$2,120
Golf equipment	171	13	9	19	212
Golf mortgage	543	12	7	123	685
Timeshare	533	14	6	128	681
Structured capital	317	—	—	—	317
Other liquidating	166	2	1	29	198

Total	$3,694	$108	$64	$347	$4,213

	January 2, 2010

Aviation	$2,259	$102	$96	$78	$2,535
Golf equipment	300	11	11	11	333
Golf mortgage	615	60	106	108	889
Timeshare	1,213	6	—	83	1,302
Structured capital	344	—	—	5	349
Other liquidating	703	24	4	67	798

Total	$5,434	$203	$217	$352	$6,206

We had no recorded investment in accrual status loans that were 90 days past due in 2010 or in 2009. For the year ended January 1, 2011 and January 2, 2010, 60+ days contractual delinquency as a percentage of finance receivables held for investment was 9.77% and 9.17%, respectively.
Impaired Loans
We evaluate individual finance receivables held for investment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios for impairment on a quarterly basis. Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. There was no significant interest income recognized on impaired loans in either 2010 or 2009.
A summary of impaired finance receivables, excluding leveraged leases, and related allowance for losses at the end of 2010 and 2009 is provided below:

		Golf	Golf		Other
(In millions)	Aviation	Equipment	Mortgage	Timeshare	Liquidating	Total

	For the year ended January 1, 2011

Impaired loans with a related allowance for losses recorded
Recorded investment	$147	$4	$175	$355	$16	$697
Unpaid principal balance	144	5	178	385	15	727
Related allowance	45	2	39	102	3	191
Average recorded investment	187	5	182	356	21	751

Impaired loans with no related allowance for losses recorded
Recorded investment	17	—	138	69	30	254
Unpaid principal balance	21	—	146	74	89	330
Average recorded investment	14	1	118	70	58	261

Total impaired loans
Recorded investment	164	4	313	424	46	951
Unpaid principal balance	165	5	324	459	104	1,057
Related allowance	45	2	39	102	3	191
Average recorded investment	201	6	300	426	79	1,012

	For the year ended January 2, 2010

Impaired loans with a related allowance for losses recorded
Recorded investment	$258	$3	$179	$354	$53	$847
Unpaid principal balance	258	3	179	366	53	859
Related allowance	46	1	32	59	15	153
Average recorded investment	98	1	96	234	69	498

Impaired loans with no related allowance for losses recorded
Recorded investment	39	—	84	142	89	354
Unpaid principal balance	39	—	86	137	90	352
Average recorded investment	37	—	94	82	28	241

Total impaired loans
Recorded investment	297	3	263	496	142	1,201
Unpaid principal balance	297	3	265	503	143	1,211
Related allowance	46	1	32	59	15	153
Average recorded investment	135	1	190	316	97	739

Allowance for Losses
A rollforward of the allowance for losses on finance receivables held for investment and a summary of its composition, based on how the underlying finance receivables are evaluated for impairment, is presented below. The finance receivables reported in the following table specifically exclude $279 million and $313 million of leveraged leases at January 1, 2011 and January 2, 2010, respectively, in accordance with authoritative accounting standards:

		Golf	Golf		Other
(In millions)	Aviation	Equipment	Mortgage	Timeshare	Liquidating	Total

	For the year ended January 1, 2011

Allowance for losses
Beginning balance	$114	$9	$65	$79	$74	$341
Provision for losses	37	14	66	38	(12)	143
Net charge-offs and transfers	(44)	(7)	(52)	(11)	(28)	(142)

Ending balance	$107	$16	$79	$106	$34	$342

Ending balance based on individual evaluations	45	2	39	102	3	191
Ending balance based on collective evaluation	62	14	40	4	31	151

Finance receivables

Individually evaluated for impairment	$164	$4	$313	$424	$41	$946
Collectively evaluated for impairment	1,956	208	372	257	195	2,988

Balance at end of year	$2,120	$212	$685	$681	$236	$3,934

	For the year ended January 2, 2010

Allowance for losses
Beginning balance	$29	$9	$52	$35	$66	$191
Provision for losses	111	9	45	47	55	267
Net charge-offs and transfers	(26)	(9)	(32)	(3)	(47)	(117)

Ending balance	$114	$9	$65	$79	$74	$341

Ending balance based on individual evaluations	46	1	32	59	15	153
Ending balance based on collective evaluation	68	8	33	20	59	188

Finance receivables
Individually evaluated for impairment	$297	$3	$263	$496	$137	$1,196
Collectively evaluated for impairment	2,238	330	626	806	697	4,697

Balance at end of year	$2,535	$333	$889	$1,302	$834	$5,893

Captive and Other Intercompany Financing
Our Finance group provides financing for retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group. The captive finance receivables for these inventory sales that are included in the Finance group’s balance sheets are summarized below:

	January 1,	January 2,
(In millions)	2011	2010

Installment contracts	$1,652	$1,462
Finance leases	220	388
Distribution finance receivables	18	72

Total	$1,890	$1,922

Operating agreements specify that our Finance group has recourse to our Manufacturing group for certain uncollected amounts related to these transactions. Our Manufacturing group has established reserves for losses on its balance sheet within accrued and other liabilities for the receivables it guarantees. These reserves are established for amounts that potentially are uncollectable or if the collateral values are considered insufficient to cover the outstanding receivable. If an account is deemed uncollectable and the collateral is repossessed by our Finance group, our Manufacturing group is charged for the deficiency. If the collateral is not repossessed, the receivable is transferred from the Finance group’s balance sheet to the Manufacturing group’s balance sheet. The Manufacturing group then is responsible for any additional collection efforts. When this occurs, any related reserve previously established by the Manufacturing group is reclassified from accrued or other liabilities and netted against the receivable or asset transferred from the Finance group.

In 2010, 2009 and 2008, our Finance group paid our Manufacturing group $0.4 billion, $0.6 billion and $1.0 billion, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group. Our Cessna and Industrial segments also received proceeds in those years of $10 million, $13 million and $18 million, respectively, from the sale of equipment from their manufacturing operations to our Finance group for use under operating lease agreements. At January 1, 2011 and January 2, 2010, the amounts guaranteed by the Manufacturing group totaled $69 million and $216 million, respectively, on which the Manufacturing group had reserves for losses of $17 million for both periods.
In 2009, Textron Inc. agreed to lend TFC, with interest at 7%, funds to pay down maturing debt. As of January 1, 2011 and January 2, 2010, the outstanding balance due to Textron Inc. for these borrowings was $315 million and $413 million, respectively. These amounts are included in other current assets for the Manufacturing group and other liabilities for the Finance group in the Consolidated Balance Sheets.
Finance Receivables Held for Sale
At the end of 2010 and 2009, approximately $413 million and $819 million of finance receivables were classified as held for sale. A significant portion of the reduction in these finance receivables related to sales, primarily in the distribution finance and asset-based lending portfolios. We received proceeds of $582 million and $569 million in 2010 and 2009, respectively, from the sale of these receivables and $86 million and $208 million, respectively, from collections. In the fourth quarter of 2010, we reclassified $219 million of timeshare finance receivables from held for investment to held for sale as a result of an unanticipated inquiry we have received to purchase these finance receivables; we determined a sale of these finance receivables would be consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections. At the end of 2010, the remaining finance receivables held for sale primarily are composed of assets in the timeshare and golf mortgage product lines.
In 2009, we reclassified $878 million of finance receivables, net of a $188 million valuation allowance, from held for sale to held for investment following efforts to market the portfolios and progress made through orderly liquidation. We also reclassified $421 million of other finance receivable portfolios, net of a $43 million valuation allowance, from held for investment to held for sale as a result of unanticipated purchase inquiries. Due to the nature of these inquiries, we determined a sale of these portfolios would be consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections. During the fourth quarter of 2009, we recorded $720 million in finance receivables previously sold to the distribution finance securitization trust in our balance sheet. In connection with these finance receivables, $359 million were classified as held for sale and were sold during the quarter.
Note 5. Inventories
Inventories are composed of the following:

	January 1,	January 2,
(In millions)	2011	2010

Finished goods	$784	$735
Work in process	2,125	1,861
Raw materials and components	506	613

	3,415	3,209
Progress/milestone payments	(1,138)	(936)

	$2,277	$2,273

Inventories valued by the LIFO method totaled $1.3 billion at the end of 2010 and 2009, and the carrying values of these inventories would have been approximately $441 million and $414 million, respectively, higher had our LIFO inventories been valued at current costs. Inventories related to long-term contracts, net of progress/milestone payments, were $322 million and $366 million at the end of 2010 and 2009, respectively.

Note 6. Property, Plant and Equipment, Net
Our Manufacturing group’s property, plant and equipment, net are composed of the following:

	January 1,	January 2,
(In millions)	2011	2010

Land and buildings	$1,453	$1,426
Machinery and equipment	3,348	3,208

	4,801	4,634
Accumulated depreciation and amortization	(2,869)	(2,666)

	$1,932	$1,968

Assets under capital leases totaled $248 million and $218 million and had accumulated amortization of $40 million and $36 million at the end of 2010 and 2009, respectively. The Manufacturing group’s depreciation expense, which includes amortization expense on capital leases, totaled $308 million, $317 million and $302 million in 2010, 2009 and 2008, respectively.
Note 7. Accrued Liabilities
The accrued liabilities of our Manufacturing group are summarized below:

	January 1,	January 2,
(In millions)	2011	2010

Customer deposits	$715	$791
Salaries, wages and employer taxes	275	244
Warranty and product maintenance contracts	242	263
Deferred revenues	161	72
Retirement plans	82	85
Restructuring	62	51
Other	479	533

Total accrued liabilities	$2,016	$2,039

Changes in our warranty and product maintenance contract liability are as follows:

(In millions)	2010	2009	2008

Accrual at beginning of year	$263	$278	$313
Provision	189	174	189
Settlements	(231)	(217)	(198)
Adjustments to prior accrual estimates*	21	28	(26)

Accrual at end of year	$242	$263	$278

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 8. Debt and Credit Facilities
Our debt and credit facilities are summarized below:

	January 1,	January 2,
(In millions)	2011	2010

Manufacturing group
Current portion of long-term debt	$19	$134

Long-term senior debt:
Medium-term notes due 2010 to 2011 (weighted-average rate of 9.83%)	13	13
4.50% due 2010	—	128
Credit line borrowings due 2012 (weighted-average rate of 0.93% and 0.96%, respectively)	—	1,167
6.50% due 2012	154	154
3.875% due 2013	315	345
4.50% convertible senior notes due 2013	504	471
6.20% due 2015	350	350
5.60% due 2017	350	350
7.25% due 2019	250	250
6.625% due 2020	231	240
Other (weighted-average rate of 3.12% and 3.65%, respectively)	135	116

	2,302	3,584
Less: Current portion of long-term debt	(19)	(134)

Total long-term debt	2,283	3,450

Total Manufacturing group debt	$2,302	$3,584

Finance group
Medium-term fixed-rate and variable-rate notes*:
Due 2010 (weighted-average rate of 2.09%)	$—	$1,635
Due 2011 (weighted-average rate of 3.07% and 2.94%, respectively)	374	419
Due 2012 (weighted-average rate of 4.43%)	52	52
Due 2013 (weighted-average rate of 4.46% and 4.49%, respectively)	553	578
Due 2014 (weighted-average rate of 5.07%)	111	111
Due 2015 (weighted-average rate of 3.59% and 4.59%, respectively)	14	10
Due 2016 and thereafter (weighted-average rate of 3.37% and 4.04%, respectively)	252	222
Credit line borrowings due 2012 (weighted-average rate of 0.91%)	1,440	1,740
Securitized debt (weighted-average rate of 2.01% and 1.45%, respectively)	530	559
6% Fixed-to-Floating Rate Junior Subordinated Notes	300	300
Fair value adjustments and unamortized discount	34	41

Total Finance group debt	$3,660	$5,667

* Variable-rate notes totaled $0.3 billion and $1.4 billion at January 1, 2011 and January 2, 2010, respectively.
In 2010 and 2009, finance subsidiaries of Textron Inc. entered into three separate credit agreements with the Export-Import Bank of the United States and the Export Development Canada Bank that established credit facilities totaling $770 million to provide funding to finance purchases of aircraft by non-U.S. buyers from Cessna and Bell. The facilities are structured to be available for financing sales to international customers who take delivery of new aircraft by dates ranging from June 2011 and through June 2012. At the end of 2010 and 2009, we had $224 million and $179 million, respectively, in outstanding notes under these facilities that are due in 2016 and thereafter.
Our aggregate $3 billion in committed bank lines of credit are due in April 2012. During 2010, Textron Inc. paid off the outstanding balance on its line of credit, and TFC paid down its outstanding balance by $300 million. We had no commercial paper borrowings in 2010. In 2009, the Manufacturing group and the Finance group had a weighted-average interest rate on commercial paper borrowings of 4.60% and 4.37%, respectively.
The following table shows required payments during the next five years on debt outstanding at January 1, 2011:

(In millions)	2011	2012	2013	2014	2015

Manufacturing group	$19	$161	$921	$7	$357
Finance group	486	1,594	664	204	132

	$505	$1,755	$1,585	$211	$489

4.50% Convertible Senior Notes
On May 5, 2009, we issued $600 million of 4.50% Convertible Senior Notes (Convertible Notes) with a maturity date of May 1, 2013 and interest payable semiannually. The Convertible Notes are convertible at the holder’s option, under certain circumstances, into shares of our common stock at an initial conversion rate of 76.1905 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $13.125 per share. Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of Convertible Notes with any of the three following alternatives: (1) cash, (2) shares of our common stock or (3) a combination of cash and shares of our common stock.
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
Our common stock price exceeded the conversion threshold price of $17.06 per share for at least 20 trading days during the 30 consecutive trading days ended December 31, 2010. Accordingly, the notes are convertible at the holder’s option through March 31, 2011. We may deliver cash, shares of common stock or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash. Based on a January 1, 2011 stock price of $23.64, the “if converted value” exceeds the face amount of the notes by $480.7 million; however, after giving effect to the exercise of the call options and warrants described below, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $360.7 million, a 15 million net share issuance, or a combination of cash and stock, at our option. We have continued to classify these Convertible Notes as long term based on our intent and ability to maintain the debt outstanding for at least one year through the use of various funding sources available to us.
The net proceeds from the issuance of the Convertible Notes totaled approximately $582 million after deducting discounts, commissions and expenses. The Convertible Notes are accounted for in accordance with generally accepted accounting principles, which require us to separately account for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflected our non-convertible debt borrowing rate at time of issuance. Accordingly, we recorded a debt discount and corresponding increase to additional paid-in capital of approximately $135 million as of the date of issuance. Transaction costs of $18 million were proportionately allocated between the liability and equity components. We are amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increases the effective interest rate of the Convertible Notes from its coupon rate of 4.50% to 11.72%. As of January 1, 2011, the unamortized discount amount, including issuance costs totaled $96 million. We incurred cash and non-cash interest expense of $60 million in 2010 and $38 million in 2009 for these Convertible Notes.
Concurrently with the pricing of the Convertible Notes, we entered into transactions with two counterparties, including an underwriter and an affiliate of an underwriter of the Convertible Notes, pursuant to which we purchased from the counterparties call options to acquire our common stock and sold to the counterparties warrants to purchase our common stock. We entered into these transactions for the purposes of reducing the cash outflow and/or the potential dilutive effect to our shareholders upon the conversion of the Convertible Notes.
The purchased call options give us the right to acquire from the counterparties 45,714,300 shares of our common stock (the number of shares into which all of the Convertible Notes are convertible) at the initial strike price of $13.125 per share (the same as the initial conversion price of the Convertible Notes), subject to adjustments that mirror the terms of the Convertible Notes. We may settle these transactions in cash, shares or a combination of cash and shares, at our option. The call options will terminate at the earlier of the maturity date of the related Convertible Notes or the last day on which any of the related Convertible Notes remain outstanding. The cost of the call options was $140 million, which was recorded as a reduction to additional paid-in capital. The warrants give the counterparties the right to acquire, subject to anti-dilution adjustments, an aggregate of 45,714,300 shares of common stock at an exercise price of $15.75 per share. We may also settle the exercise of the warrants in cash, shares or a combination of cash and shares, at our option. The warrants expire ratably over a 45-trading-day period beginning August 1, 2013. The aggregate proceeds from the sale of the warrants were $95 million, which was recorded as an increase to additional paid-in capital.
When evaluated in aggregate, the call options and warrants have the effect of increasing the effective conversion price of the Convertible Notes from $13.125 to $15.75, a 50% premium over the May 2009 common stock price of $10.50. Accordingly, we will not incur the cash outflow or the dilution that would be experienced due to the increase of the share price from $13.125 per share to $15.75 per share because we are entitled to receive from the counterparties the difference between our sale to the counterparties of 45,714,300 shares at $15.75 per share and our purchase of shares from the counterparties at $13.125 per share.

Based on the structure of the call options and warrants, these contracts meet all of the applicable accounting criteria for equity classification under the applicable accounting standards and, as such, are classified in shareholders’ equity in the Consolidated Balance Sheet. In addition, since these contracts are classified in shareholders’ equity and indexed to our common stock, they are not accounted for as derivatives, and, accordingly, we do not recognize changes in their fair value.
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
Financial Covenants
Under a Support Agreement, Textron Inc. is required to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. In addition, TFC has lending agreements that contain provisions restricting additional debt, which is not to exceed nine times consolidated net worth and qualifying subordinated obligations. Due to certain charges as discussed in Note 11, on December 29, 2008, Textron Inc. made a cash payment of $625 million to TFC, which was reflected as a capital contribution, to maintain compliance with the fixed charge coverage ratio required by the Support Agreement and to maintain the leverage ratio required by its credit facility. Cash payments of $383 million in 2010 and $270 million in 2009 were paid to TFC to maintain compliance with the fixed charge coverage ratio. In addition, we paid $63 million on January 11, 2011 related to 2010.
Note 9. Derivatives and Fair Value Measurements
We measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We prioritize the assumptions that market participants would use in pricing the asset or liability into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exist, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are utilized only to the extent that observable inputs are not available or cost-effective to obtain.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The assets and liabilities that are recorded at fair value on a recurring basis consist primarily of our derivative financial instruments, which are categorized as Level 2 in the fair value hierarchy. The notional and fair value amounts of these instruments that are designated as hedging instruments are provided below:

		Notional Amount		Asset (Liability)
		January 1,	January 2,	January 1,	January 2,
(In millions)	Borrowing Group	2011	2010	2011	2010

Assets
Interest rate exchange contracts*	Finance	$628	$1,333	$34	$43
Cross-currency interest rate exchange contracts	Finance	—	161	—	18
Investment in other marketable securities	Finance	51	—	51	—
Foreign currency exchange contracts	Manufacturing	534	696	39	54

Total		$1,213	$2,190	$124	$115

Liabilities
Interest rate exchange contracts*	Finance	$451	$32	$(6)	$(3)
Foreign currency exchange contracts	Manufacturing	101	80	(2)	(5)

Total		$552	$112	$(8)	$(8)

* Interest rate exchange contracts represent fair value hedges.

The fair values of derivative instruments for the Manufacturing group are included in either other current assets or accrued liabilities in our balance sheet. For the Finance group, these instruments are included in either other assets or other liabilities.
The Finance group’s interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared with a standard AA-rated counterparty; however, this had no significant impact on the valuation at the end of 2010.
Foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.
Investments in other marketable securities represent investments in notes issued by securitization trusts that purchase timeshare notes receivables from timeshare developers. In the fourth quarter of 2010, these notes were classified as available for sale in connection with the reclassification of timeshare finance receivables discussed in Note 4 on page 57. Accordingly, at January 1, 2011, these notes were carried at fair value, which is determined based on observable market inputs for similar securitization interests in markets that are currently inactive compared with the market environment in which they were originally issued. At January 2, 2010, these notes were classified as held to maturity and were carried at amortized cost.
Derivatives Not Designated as Hedges
The notional and fair value amounts of our derivative instruments that are not designated as hedging instruments and are categorized as Level 2 in the fair value hierarchy are provided below:

		Notional Amount		Asset (Liability)
		January 1,	January 2,	January 1,	January 2,
(In millions)	Borrowing Group	2011	2010	2011	2010

Foreign currency exchange contracts	Finance	$141	$531	$(1)	$(13)
Foreign currency exchange contracts	Manufacturing	—	224	—	3

Total		$141	$755	$(1)	$(10)

The Manufacturing group enters into certain other foreign currency exchange contracts that do not meet hedge accounting criteria and primarily are intended to protect against exposure related to intercompany financing transactions. For these instruments, the Manufacturing group reported gains of $9 million in 2010 and $14 million in 2009 in selling and administrative expenses, which were offset by the revaluation of the intercompany financing transactions.
The Finance group also utilizes certain foreign currency exchange contracts that do not meet hedge accounting criteria and are intended to convert certain foreign currency denominated assets and liabilities into the functional currency of the respective legal entity. Gains and losses related to these derivative instruments are naturally offset by the translation of the related foreign currency denominated assets and liabilities. For these instruments, the Finance group reported losses of $11 million in 2010 and $106 million in 2009 in selling and administrative expenses, which were largely offset by gains resulting from the translation of foreign currency denominated assets and liabilities.
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

(In millions)	Gain (Loss) Location	2010	2009

Interest rate exchange contracts	Interest expense	$25	$(13)
Interest rate exchange contracts	Finance charges	(11)	10

Cash Flow Hedges
We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities in the normal course of business. We primarily utilize forward exchange contracts and purchased options with maturities of no more than 18 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. At January 1, 2011, we had a net deferred gain of $27 million in OCI related to these cash flow hedges. As the underlying transactions occur, we expect to reclassify a $16 million gain into earnings in the next 12 months and $11 million of gains into earnings in the following 12-month period.
We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges. If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings. Currency effects on the effective portion of these hedges, which are reflected in the cumulative translation adjustment account within OCI, produced a $26 million after-tax gain in 2010, resulting in an accumulated net gain balance of $14 million at January 1, 2011. The ineffective portion of these hedges was insignificant.
For our Manufacturing group cash flow hedges, the amount of gain recognized in OCI and the amount reclassified from accumulated other comprehensive loss into income is provided in the following table:

	Amount of Gain (Loss)
	Recognized in OCI		Effective Portion of Derivative Reclassified from Accumulated
	(Effective Portion)		Other Comprehensive Loss into Income
(In millions)	2010	2009	Gain (Loss) Location	2010	2009

Foreign currency exchange contracts	$13	$65	Cost of sales	$15	$3

In 2009, certain foreign exchange contracts no longer were deemed to be effective cash flow hedges resulting in a gain of $11 million. These contracts were unwound through the purchase of forward contracts directly offsetting the terms of the undesignated hedges.
Counterparty Credit Risk
Our exposure to loss from nonperformance by the counterparties to our derivative agreements at the end of 2010 is minimal. We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due. We historically have minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A. The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty. We continuously monitor our exposures to ensure that we limit our risks.
Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents those assets that are measured at fair value on a nonrecurring basis that had fair value measurement adjustments during 2010 and 2009. These assets were measured using significant unobservable inputs (Level 3) and include the following:

	Balance at		Gain (Loss)
	January 1,	January 2,
(In millions)	2011	2010	2010	2009

Finance group
Impaired finance receivables	$504	$686	$(148)	$(165)
Finance receivables held for sale	413	819	(22)	(14)
Other assets	149	156	(47)	(61)
Manufacturing group
Goodwill	—	61	—	(80)
Property, plant and equipment	7	13	(15)	(47)

Impaired Finance Receivables — Impaired nonaccrual finance receivables are included in the table above since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral. Fair values of collateral are determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses and primarily were related to initial fair value adjustments.
Finance Receivables Held for Sale — Finance receivables held for sale are recorded at the lower of cost or fair value. As a result of our plan to exit the non-captive Finance business certain finance receivables are classified as held for sale. At January 1, 2011, the finance receivables held for sale are primarily assets in the timeshare and golf mortgage product lines. Timeshare finance receivables classified as held for sale were identified at the individual loan level; whereas golf course mortgages were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value. These finance receivables are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. See the “Finance Receivables Held for Sale” section in Note 4 for information regarding changes in classification of certain finance receivables between held for sale and held for investment.
There are no active, quoted market prices for our finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models to estimate the exit price we expect to receive in the principal market for each type of loan in an orderly transaction, which includes both the sale of pools of similar assets and the sale of individual loans. The models we used incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, assumptions related to the expectations of current market participants are compared with observable market inputs, including bids from prospective purchasers of similar loans and certain bond market indices for loans perceived to be of similar credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are not typically derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables held for sale involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants.
Other assets — Other assets include repossessed assets and properties, operating assets received in satisfaction of troubled finance receivables and other investments, which are accounted for under the equity method of accounting and have no active, quoted market prices. The fair value of these assets is determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. For our other investments, the discounted cash flow models incorporate assumptions specific to the nature of the investments’ business and underlying assets and include industry valuation benchmarks such as discount rates, capitalization rates and cash flow multiples. For repossessed assets and properties, which are considered assets held for sale, if the carrying amount of the asset is higher than the estimated fair value, we record a corresponding charge to income for the difference. For operating assets received in satisfaction of troubled finance receivables and other investments, if the sum of the undiscounted cash flows is estimated to be less than the carrying value, we record a charge to income for any shortfall between estimated fair value and the carrying amount.
Goodwill — In the fourth quarter of 2009, we performed our annual goodwill impairment test using the annual operating plan along with its long-range forecast that was submitted to management in connection with our annual strategic planning process. This information indicated a more delayed recovery from previous estimates for the Golf and Turf Care reporting unit, as the economic recovery was proceeding slower than originally anticipated, resulting in lower golf membership and revenue per round of golf played in North America and delayed new course construction. Using undiscounted cash flows, we determined that the fair value of the Golf and Turf Care reporting unit had dropped to a level below its carrying value. Accordingly, we performed the required Step 2 calculation to determine the fair value of the reporting unit’s assets and liabilities in order to perform a purchase price allocation. In performing this analysis, we used assumptions that we believe a market participant would utilize in valuing the assets and liabilities of the business. Valuation methods used included the income and market approach depending on the nature of the asset/liability. Our calculation supported a goodwill amount of $61 million and required the impairment charge to reduce the carrying amount by $80 million.
Property, Plant and Equipment — In connection with our restructuring program, we have exited certain facilities and product lines. We performed impairment tests for the property, plant and equipment affected by such decisions and recorded impairment charges as appropriate. Fair value for these assets was primarily determined using discounted cash flow methodology. In 2009, in connection with the cancellation of the Citation Columbus development program, we recorded a $43 million impairment charge to write off capitalized costs related to tooling and a partially constructed manufacturing facility, which we no longer consider to be recoverable. The fair value of the remaining assets was determined using Level 3 inputs and was less than $1 million.

Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	January 1, 2011		January 2, 2010
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value

Manufacturing group
Debt, excluding leases	$(2,172)	$(2,698)	$(3,474)	$(3,762)
Finance group
Finance receivables held for investment, excluding leases	3,345	3,131	5,159	4,703
Investment in other marketable securities	—	—	68	56
Debt	(3,660)	(3,528)	(5,667)	(5,439)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions. At January 1, 2011 and January 2, 2010, approximately 33% and 54%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions. The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations. We utilize the same valuation methodologies to determine the fair value estimates for finance receivables held for investment as used for finance receivables held for sale.
Note 10. Shareholders’ Equity
Capital Stock
We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125. Outstanding common stock activity for the three years ended January 1, 2011 is presented below:

(In thousands)	2010	2009	2008

Beginning balance	272,272	242,041	250,061
Purchases	—	—	(11,649)
Exercise of stock options	336	10	1,147
Conversion of preferred stock to common stock	31	556	60
Issued to Textron Savings Plan	2,682	5,460	2,060
Common stock offering	—	23,805	—
Other issuances	418	400	362

Ending balance	275,739	272,272	242,041

Reserved Shares of Common Stock
At the end of 2010, common stock reserved for the conversion of convertible debt, the exercise of outstanding stock options and warrants, and the issuance of shares upon vesting of outstanding restricted stock units totaled 140 million shares. See the “4.50% Convertible Senior Notes” section in Note 8 for information on our convertible debt.
Income per Common Share
We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period. Basic earnings per share is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends. Diluted earnings per share considers the dilutive effect of all potential future common stock, including convertible preferred shares, stock options, restricted stock units and the shares that could be issued upon the conversion of our 4.50% Convertible Senior Notes, as discussed below, and upon the exercise of the related warrants. The convertible note call options purchased in connection with the issuance of the 4.50% Convertible Senior Notes are excluded from the calculation of diluted EPS as their impact is always anti-dilutive. Upon conversion of our 4.50% Convertible Senior Notes, as described in Note 8, the principal amount would be settled in cash, and the excess of the conversion value, as defined, over the principal amount may be settled in cash and/or shares of our common stock. Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over the principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS.

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

(In thousands)	2010	2009	2008

Basic weighted-average shares outstanding	274,452	262,923	246,208
Dilutive effect of:
Convertible notes and warrants	27,450	—	—
Stock options, restrictive stock units and convertible preferred stock	653	—	4,130

Diluted weighted-average shares outstanding	302,555	262,923	250,338

In 2010 and 2008, stock options to purchase 7 million and 8 million shares, respectively, of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding as the exercise prices were greater than the average market price of our common stock for those periods. These securities could potentially dilute earnings per share in the future. In 2009, the potential dilutive effect of 8 million weighted-average shares of stock options, restricted stock units and the shares that could be issued upon the conversion of our 4.50% Convertible Senior Notes and upon the exercise of the related warrants was excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on the loss from continuing operations.
Other Comprehensive Income (Loss)
The before and after-tax components of other comprehensive income (loss) are presented below:

	Before-Tax	Tax (Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount

2010

Foreign currency translation adjustment	$44	$(46)	$(2)
Deferred gains on hedge contracts	17	(3)	14
Pension adjustments	(186)	74	(112)
Recognition of foreign currency translation loss (see Note 11)	91	(17)	74
Other reclassification adjustments	49	(18)	31

Other comprehensive income	$15	$(10)	$5

2009

Foreign currency translation adjustment	$16	$7	$23
Deferred gains on hedge contracts	90	(23)	67
Pension adjustments	6	(31)	(25)
Reclassification adjustments	30	(9)	21
Pension curtailment	25	(10)	15

Other comprehensive income	$167	$(66)	$101

2008

Foreign currency translation adjustment	$(210)	$15	$(195)
Deferred losses on hedge contracts	(91)	18	(73)
Pension adjustments	(1,298)	495	(803)
Reclassification due to sale of Fluid & Power	31	4	35
Other reclassification adjustments	25	(11)	14

Other comprehensive loss	$(1,543)	$521	$(1,022)

Accumulated Other Comprehensive Loss
The after-tax components of accumulated other comprehensive loss are presented below:

		Pension
	Foreign	and	Deferred
	Currency	Postretirement	Gains (Losses)
	Translation	Benefits	on Hedge
(In millions)	Adjustment	Adjustments	Contracts	Total

Balance at December 29, 2007	$182	$(625)	$43	$(400)
Other comprehensive loss	(195)	(803)	(73)	(1,071)
Reclassification due to sale of Fluid & Power	2	33	—	35
Other reclassification adjustments	—	31	(17)	14

Balance at January 3, 2009	(11)	(1,364)	(47)	(1,422)
Other comprehensive income (loss)	23	(25)	67	65
Pension curtailment	—	15	—	15
Reclassification adjustments	(2)	20	3	21

Balance at January 2, 2010	10	(1,354)	23	(1,321)
Other comprehensive income (loss)	(2)	(112)	14	(100)
Recognition of foreign currency translation loss (see Note 11)	74	—	—	74
Other reclassification adjustments	—	41	(10)	31

Balance at January 1, 2011	$82	$(1,425)	$27	$(1,316)

Note 11. Special Charges
Special charges included restructuring charges of $99 million, $237 million and $64 million in 2010, 2009 and 2008, respectively. In 2010, special charges also included a $91 million non-cash pre-tax charge to reclassify a foreign exchange loss from equity to the income statement as a result of substantially liquidating a Canadian Finance entity. In 2009, special charges also included a goodwill impairment charge of $80 million in the Industrial segment. In 2008, special charges also included an initial mark-to-market adjustment of $293 million that was made when we classified certain finance receivables from held for investment to held for sale in connection with our decision to sell the non-captive portion of our Finance business, along with a goodwill impairment charge of $169 million in the Finance segment.
Special charges by segment are as follows:

	Restructuring Program
	Severance	Curtailment	Asset	Contract	Total	Other
(In millions)	Costs	Charges, Net	Impairments	Terminations	Restructuring	Charges	Total

2010

Cessna	$34	$—	$6	$3	$43	$—	$43
Finance	7	—	1	3	11	91	102
Corporate	1	—	—	—	1	—	1
Industrial	5	—	9	1	15	—	15
Bell	10	—	—	—	10	—	10
Textron Systems	19	—	—	—	19	—	19

	$76	$—	$16	$7	$99	$91	$190

2009

Cessna	$80	$26	$54	$7	$167	$—	$167
Finance	11	1	—	1	13	—	13
Corporate	34	—	—	1	35	—	35
Industrial	6	(4)	—	3	5	80	85
Bell	9	—	—	—	9	—	9
Textron Systems	5	2	—	1	8	—	8

	$145	$25	$54	$13	$237	$80	$317

2008

Cessna	$5	$—	$—	$—	$5	$—	$5
Finance	15	—	11	1	27	462	489
Corporate	6	—	—	—	6	—	6
Industrial	16	—	9	—	25	—	25
Textron Systems	1	—	—	—	1	—	1

	$43	$—	$20	$1	$64	$462	$526

Restructuring Program
In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company and announced the exit of portions of our commercial finance business. This restructuring program primarily included corporate and segment direct and indirect workforce reductions and the closure and consolidation of certain operations. In the fourth quarter of 2010, we initiated the final series of restructuring actions under this program, which included workforce reductions in the Bell, Systems and Industrial segments and at Corporate, along with the decision to exit a plant in the Industrial segment. With the completion of this program at the end of 2010, we have terminated approximately 12,100 positions worldwide representing approximately 28% of our global workforce since the inception of the program and have exited 30 leased and owned facilities and plants.
We record restructuring costs in special charges as these costs are generally of a nonrecurring nature and are not included in segment profit, which is our measure used for evaluating performance and for decision-making purposes. Severance costs related to an approved restructuring program are classified as special charges unless the costs are for volume-related reductions of direct labor that are deemed to be of a temporary or cyclical nature. Most of our severance benefits are provided for under existing severance programs, and the associated costs are accrued when they are probable and estimable. Special one-time termination benefits are accounted for once an approved plan is communicated to employees that establishes the terms of the benefit arrangement and the number of employees to be terminated, along with their job classification and location and the expected completion date.
Since the inception of the restructuring program in the fourth quarter of 2008, we have incurred the following costs through the end of 2010:

	Severance	Curtailment	Asset	Contract	Total
(In millions)	Costs	Charges, Net	Impairments	Terminations	Restructuring

Cessna	$119	$26	$60	$10	$215
Finance	33	1	12	5	51
Corporate	41	—	—	1	42
Industrial	27	(4)	18	4	45
Bell	19	—	—	—	19
Textron Systems	25	2	—	1	28

	$264	$25	$90	$21	$400

An analysis of our restructuring reserve activity is summarized below:

	Severance	Curtailment	Asset	Contract
(In millions)	Costs	Charges, Net	Impairment	Terminations	Total

Provision in 2008	$43	$—	$20	$1	$64
Non-cash settlement	—	—	(20)	—	(20)
Cash paid	(7)	—	—	—	(7)

Balance at January 3, 2009	36	—	—	1	37
Provision in 2009	152	25	54	13	244
Reversals	(7)	—	—	—	(7)
Non-cash settlement and loss recognition	—	(25)	(54)	—	(79)
Cash paid	(133)	—	—	(11)	(144)

Balance at January 2, 2010	48	—	—	3	51
Provision in 2010	79	—	16	7	102
Reversals	(3)	—	—	—	(3)
Non-cash settlement	—	—	(16)	—	(16)
Cash paid	(67)	—	—	(5)	(72)

Balance at January 1, 2011	$57	$—	$—	$5	$62

Severance costs generally are paid on a lump sum basis or on a monthly basis over the severance period granted to each employee and include outplacement costs, which are paid in accordance with normal payment terms. Most of these costs are expected to be paid over the next 12 months. Contract termination costs generally are paid upon exiting the facility or over the remaining lease term.
Other Charges
In the third quarter of 2010, we substantially liquidated the assets held by a Canadian entity within the Finance segment. Accordingly, we recorded a non-cash charge of $91 million ($74 million after-tax) within special charges to reclassify the entity’s cumulative currency translation adjustment amount within other comprehensive income to the Statement of Operations. The reclassification of this amount had no impact on shareholders’ equity.

In the fourth quarter of 2009, we recorded a goodwill impairment charge of $80 million for the Golf and Turf Care reporting unit, which is part of our Industrial segment. See Note 9 for more information on this charge.
In connection with our 2008 decision to exit the non-captive portion of the commercial finance business of our Finance segment, we recorded a pre-tax mark-to-market adjustment of $293 million against owned receivables that were classified as held for sale due to this exit plan based on our estimate of the fair value of these receivables at that time. In addition, based on market conditions and the plan to downsize the Finance segment, we recorded a $169 million impairment charge to eliminate all goodwill in the Finance segment.
Note 12. Share-Based Compensation
Our 2007 Long-Term Incentive Plan (Plan) supersedes the 1999 Long-Term Incentive Plan and authorizes awards to our key employees in the form of options to purchase our shares, restricted stock, restricted stock units, stock appreciation rights, performance stock awards and other awards. Options to purchase our shares have a maximum term of 10 years and generally vest ratably over a three-year period. Restricted stock unit awards generally were payable in shares of common stock (vesting one-third each in the third, fourth and fifth year following the year of the grant), until the first quarter of 2009, when we began issuing restricted stock units settled in cash only (vesting in equal installments over five years). Since 2008, all restricted stock units have been issued with the right to receive dividend equivalents. A maximum of 12 million shares is authorized for issuance for all purposes under the Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 1999 Long-Term Incentive Plan. No more than 12 million shares may be awarded pursuant to incentive stock options, and no more than 3 million shares may be awarded pursuant to restricted stock or other “full value” awards intended to be paid in shares. The Plan also authorizes performance share units paid in cash based upon the value of our common stock. Payouts under performance share units vary based on certain performance criteria generally measured over a three-year period. The performance share units vest at the end of three years.
Through our Deferred Income Plan for Textron Key Executives (DIP), we provide participants the opportunity to voluntarily defer up to 25% of their base salary and up to 100% of annual, long-term incentive and other compensation. Effective January 1, 2008, the maximum amount deferred for annual, long-term incentive and other compensation decreased to 80%. Elective deferrals may be put into either a stock unit account or an interest bearing account. We generally contribute a 10% premium on amounts deferred into the stock unit account. Executives who are eligible to participate in the DIP who have not achieved and/or maintained the required minimum stock ownership level are required to defer annual incentive compensation in excess of 100% of the executive’s annual target into a deferred stock unit account and are not entitled to the 10% premium contribution on the amount deferred. Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment.
The compensation expense that has been recorded in net income for our share-based compensation plans is as follows:

(In millions)	2010	2009	2008

Compensation (income) expense	$86	$81	$(78)
Hedge expense (income) on forward contracts	(1)	2	100
Income tax expense (benefit)	(32)	(30)	29

Total net compensation cost included in net income	$53	$53	$51

Share-based compensation costs are reflected primarily in selling and administrative expenses. Compensation expense includes approximately $7 million, $9 million and $20 million in 2010, 2009 and 2008, respectively, representing the attribution of the fair value of options issued and the portion of previously granted options for which the requisite service has been rendered.
Stock Options
The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. The weighted-average fair value of options granted per share was $7, $2 and $14 for 2010, 2009 and 2008, respectively. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on our common stock, historical volatilities and other factors. We use historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.
During 2010, we executed a one-time stock option exchange program, which provided eligible employees, other than executive officers, an opportunity to exchange certain outstanding stock options with exercise prices substantially above the current market price of our common stock for a lesser number of stock options with an exercise price set at current market value and a fair value that was approximately 15% lower than the fair value of the “out of the money” options that they replaced. The program commenced on July 2, 2010 and expired on July 30, 2010. As a result of this program, 2.6 million outstanding eligible stock options were exchanged for 1.0 million new options at an exercise price of $20.76. The new options will vest on July 30, 2011 or, if later, on the original vesting date of the eligible stock option for which it was exchanged. The new options were treated as a modification under the accounting guidance for equity-based compensation. Accordingly, since we discounted the fair value of the new options by 15% of the fair value of the options exchanged, we did not incur any incremental expense associated with the modification.
The weighted-average assumptions used in our Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	2010	2009	2008

Dividend yield	0.4%	1.4%	1.7%
Expected volatility	37.0%	50.0%	30.0%
Risk-free interest rate	2.6%	2.0%	2.8%
Expected term (in years)	5.5	5.0	5.1

The following table summarizes information related to stock option activity for the respective periods:

(In millions)	2010	2009	2008

Intrinsic value of options exercised	$1	$—	$28
Cash received from option exercises	8	—	40
Actual tax benefit realized for tax deductions from option exercises	—	—	10

Our income taxes payable for federal and state purposes has been reduced by the tax benefits we receive from employee stock options. The income tax benefits we receive for certain stock options are calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The tax impact of the tax deduction in excess of the related deferred taxes is presented in the Consolidated Statements of Cash Flows as financing activities.
At January 1, 2011, our outstanding options had an aggregate intrinsic value of $24 million and a weighted-average remaining contractual life of five years. Our exercisable options had an aggregate intrinsic value of $8 million and a weighted-average remaining contractual life of four years at January 1, 2011.
Stock option activity under the Plan is summarized as follows:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
(Options in thousands)	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	8,545	$35.67	9,021	$38.51	9,024	$35.37
Granted	1,969	20.49	859	6.50	1,692	53.46
Exercised	(348)	20.63	(10)	19.45	(1,147)	34.26
Canceled, expired or forfeited	(3,240)	44.15	(1,325)	36.16	(548)	41.86

Outstanding at end of year	6,926	$28.15	8,545	$35.67	9,021	$38.51

Exercisable at end of year	4,111	$32.89	6,177	$35.82	5,774	$32.45

Restricted Stock Units
For restricted stock units paid in stock that were issued prior to 2008 and for all restricted stock units payable in cash, the fair value is based on the trading price of our common stock on the grant date, less required adjustments to reflect the fair value of the awards as dividends are not paid or accrued on these units until the restricted stock units vest. For restricted stock units paid in stock that were issued subsequent to 2007, cash dividends are paid on a quarterly basis prior to vesting. The fair value of these units is based solely on the trading price of our common stock on the grant date. The weighted-average grant date fair value of restricted stock units paid in stock that were granted in 2008 was approximately $53 per share. No restricted stock units paid in stock were granted in 2010 or 2009.

The 2010 activity for restricted stock units payable in stock and for restricted stock units payable in cash is provided below:

	Units Payable in Stock		Units Payable in Cash
		Weighted-		Weighted-
	Number of	Average Grant	Number of	Average Grant
(Shares in thousands)	Shares	Date Fair Value	Shares	Date Fair Value

Outstanding at beginning of year, nonvested	1,290	$46.02	2,498	$8.65
Granted	—	—	1,904	20.23
Vested	(447)	(42.92)	(568)	(7.38)
Forfeited	(81)	(48.75)	(362)	(14.48)

Outstanding at end of year, nonvested	762	$47.55	3,472	$14.60

Performance Share Units
The fair value of share-based compensation awards accounted for as liabilities includes performance share units. The fair value of these awards is based on the trading price of our common stock, less adjustments to reflect the fair value of certain awards for which dividends are not paid or accrued until vested, and is remeasured at each reporting period date. The 2010 activity for our performance share units is as follows:

		Weighted-
		Average Grant
	Number of	Date Fair
(Shares in thousands)	Shares	Value

Outstanding at beginning of year, nonvested	1,664	$13.82
Granted	513	20.21
Vested	(280)	(54.17)

Outstanding at end of year, nonvested	1,897	$9.59

Cash payments based on approximately 273,000 performance share units will be paid out during the first quarter of 2011 in settlement of the 280,000 units that vested in 2010.
Share-Based Compensation Awards
The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:

(In millions)	2010	2009	2008

Subject only to service conditions:
Value of shares, options or units vested	$31	$42	$47
Intrinsic value of cash awards paid	13	1	10
Subject to performance vesting conditions:
Value of units vested	11	21	10
Intrinsic value of cash awards paid	5	10	40
Intrinsic value of amounts paid under DIP	9	1	3

Compensation cost for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. As of January 1, 2011, we had not recognized $48 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately 2.1 years.
Note 13. Retirement Plans
Our defined benefit and defined contribution plans cover substantially all of our employees. A significant number of our U.S.-based employees participate in the Textron Retirement Plan, which is designed to be a “floor-offset” arrangement with both a defined benefit component and a defined contribution component. The defined benefit component of the arrangement includes the Textron Master Retirement Plan (TMRP) and the Bell Helicopter Textron Master Retirement Plan (BHTMRP), and the defined contribution component is the Retirement Account Plan (RAP). The defined benefit component provides a minimum guaranteed benefit (or “floor” benefit). Under the RAP, participants are eligible to receive contributions from Textron of 2% of their eligible compensation but may not make contributions to the plan. Upon retirement, participants receive the greater of the floor benefit or the value of the RAP. Both the TMRP and the BHTMRP are subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Effective on January 1, 2010, the Textron Retirement Plan was closed to new participants. Employees hired after January 1, 2010 will receive an additional 4% annual cash contribution to their Textron Savings Plan account based on their eligible compensation.

We also have domestic and foreign funded and unfunded defined benefit pension plans that cover certain of our U.S. and foreign employees. In addition, several defined contribution plans are sponsored by our various businesses. The largest such plan is the Textron Savings Plan, which is a qualified 401(k) plan subject to ERISA in which a significant number of our U.S.-based employees participate. Our defined contribution plans cost approximately $95 million, $96 million and $110 million in 2010, 2009 and 2008, respectively; these amounts include $25 million, $28 million and $28 million, respectively, in contributions to the RAP. We also provide postretirement benefits other than pensions for certain retired employees in the U.S., which include healthcare, dental care, Medicare Part B reimbursement and life insurance benefits.
Periodic Benefit Cost
The components of our net periodic benefit cost and other amounts recognized in OCI are as follows:

				Postretirement Benefits
	Pension Benefits			Other than Pensions
(In millions)	2010	2009	2008	2010	2009	2008

Net periodic benefit cost
Service cost	$124	$116	$146	$8	$8	$8
Interest cost	328	323	322	34	38	40
Expected return on plan assets	(385)	(404)	(427)	—	—	—
Amortization of prior service cost (credit)	16	18	19	(4)	(5)	(5)
Amortization of net loss	41	10	25	11	8	15
Curtailment and special termination charges	2	34	18	—	(5)	—
Settlements and disbursements	—	—	(4)	—	—	—

Net periodic benefit cost	$126	$97	$99	$49	$44	$58

Other changes in plan assets and benefit obligations recognized in OCI, including foreign exchange
Amortization of net loss	$(41)	$(10)	$(25)	$(11)	$(8)	$(15)
Net loss (gain) arising during the year	171	(58)	1,320	—	24	(32)
Amortization of prior service credit (cost)	(16)	(48)	(19)	4	10	5
Prior service cost (credit) arising during the year	5	26	7	(16)	2	(27)
Other charges	(1)	—	(18)	—	—	—

Total recognized in OCI	$118	$(90)	$1,265	$(23)	$28	$(69)

Total recognized in net periodic benefit cost and OCI	$244	$7	$1,364	$26	$72	$(11)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension costs in 2011 is as follows:

		Postretirement
		Benefits
	Pension	Other than
(In millions)	Benefits	Pensions

Net loss	$75	$11
Prior service cost (credit)	16	(8)

	$91	$3

Obligations and Funded Status
All of our plans are measured as of our fiscal year-end. The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

			Postretirement Benefits
	Pension Benefits		Other than Pensions
(In millions)	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$5,470	$5,327	$646	$636
Service cost	124	116	8	8
Interest cost	328	323	34	38
Amendments	5	26	(16)	2
Plan participants’ contributions	—	—	5	5
Actuarial losses (gains)	292	(2)	—	22
Benefits paid	(330)	(315)	(63)	(67)
Foreign exchange rate changes	(10)	51	—	—
Settlements and disbursements	—	(55)	—	—
Curtailments	(2)	(1)	—	2

Benefit obligation at end of year	$5,877	$5,470	$614	$646

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$4,005	$3,823	$—	$—
Actual return on plan assets	505	496	—	—
Employer contributions	390	51	—	—
Benefits paid	(330)	(315)	—	—
Dispositions	—	(40)	—	—
Foreign exchange rate changes	(9)	45	—	—
Settlements and disbursements	(2)	(55)	—	—

Fair value of plan assets at end of year	$4,559	$4,005	$—	$—

Funded status at end of year	$(1,318)	$(1,465)	$(614)	$(646)

Amounts recognized in our balance sheets are as follows:

			Postretirement Benefits
	Pension Benefits		Other than Pensions
(In millions)	2010	2009	2010	2009

Non-current assets	$58	$51	$—	$—
Current liabilities	(22)	(22)	(60)	(63)
Non-current liabilities	(1,354)	(1,494)	(554)	(583)
Recognized in accumulated other comprehensive loss:
Net loss	1,977	1,851	120	131
Prior service cost (credit)	138	150	(35)	(23)

The accumulated benefit obligation for all defined benefit pension plans was $5.5 billion and $5.1 billion at January 1, 2011 and January 2, 2010, respectively, which includes $334 million and $317 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.
Pension plans with accumulated benefit obligations exceeding the fair value of plan assets are as follows:

(In millions)	2010	2009

Projected benefit obligation	$5,706	$5,328
Accumulated benefit obligation	5,288	4,929
Fair value of plan assets	4,329	3,813

Assumptions
The weighted-average assumptions we use for our pension and postretirement plans are as follows:

				Postretirement Benefits
	Pension Benefits			Other than Pensions

	2010	2009	2008	2010	2009	2008

Net periodic benefit cost
Discount rate	6.20%	6.61%	5.99%	5.50%	6.25%	6.00%
Expected long-term rate of return on assets	8.26%	8.58%	8.66%	—	—	—
Rate of compensation increase	4.00%	4.36%	4.48%	—	—	—
Benefit obligations at year-end
Discount rate	5.71%	6.19%	6.28%	5.50%	5.50%	6.25%
Rate of compensation increases	3.99%	4.00%	4.47%	—	—	—

Assumed healthcare cost trend rates are as follows:

	2010	2009

Medical cost trend rate	8%	7%
Prescription drug cost trend rate	9%	10%
Rate to which medical and prescription drug cost trend rates will gradually decline	5%	5%
Year that the rates reach the rate where we assume they will remain	2020	2019

These assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefits other than pensions. A one-percentage-point change in these assumed healthcare cost trend rates would have the following effects:

	One-	One-
	Percentage-	Percentage-
	Point	Point
(In millions)	Increase	Decrease

Effect on total of service and interest cost components	$3	$(3)
Effect on postretirement benefit obligations other than pensions	39	(34)

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
For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically. Our target allocation ranges are 27% to 41% for domestic equity securities; 11% to 22% for international equity securities; 11% to 42% for debt securities; 5% to 11% for private equity partnerships; 9% to 15% for real estate; and 0% to 7% for hedge funds. For foreign plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets. The target asset allocation ranges for our foreign plans are 25% to 65% for equity securities; 25% to 53% for debt securities; and 0% to 17% for real estate.

The fair value of total pension plan assets by major category and level in the fair value hierarchy as defined in Note 9 is as follows:

(In millions)	Level 1	Level 2	Level 3

January 1, 2011

Cash and equivalents	$3	$178	$—
Equity securities:
Domestic	1,052	469	—
International	688	251	—
Debt securities:
National, state and local governments	39	570	—
Corporate debt	10	432	—
Asset-backed securities	2	103	—
Private equity partnerships	—	—	324
Real estate	—	—	337
Hedge funds	—	—	101

Total	$1,794	$2,003	$762

January 2, 2010

Cash and equivalents	$9	$128	$—
Equity securities:
Domestic	900	409	—
International	610	220	—
Debt securities:
National, state and local governments	—	504	—
Corporate debt	—	463	—
Asset-backed securities	—	148	—
Private equity partnerships	—	—	313
Real estate	—	—	301

Total	$1,519	$1,872	$614

Cash equivalents and equity and debt securities include comingled funds, which represent investments in funds offered to institutional investors that are similar to mutual funds in that they provide diversification by holding various equity and debt securities. Since these comingled funds are not quoted on any active market and are valued based on the relative dispersion of the underlying equity and debt investments and their individual prices at any given time, they are classified as Level 2. Debt securities are valued based on same day actual trading prices, if available. If such prices are not available, we use a matrix pricing model with historical prices, trends and other factors.
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
Hedge funds represent an investment in a diversified fund of hedge funds of which we are the sole investor. The fund invests in portfolio funds that are not publicly traded and are managed by various portfolio managers. Investments in portfolio funds are typically valued on the basis of the most recent price or valuation provided by the relevant fund’s administrator. The administrator for the fund aggregates these valuations with the other assets and liabilities to calculate the net asset value of the fund.

The table below presents a reconciliation of the beginning and ending balances for fair value measurements that use significant unobservable inputs (Level 3) by major category:

		Private Equity
(In millions)	Hedge Funds	Partnerships	Real Estate

Balance at beginning of year	$—	$313	$301
Actual return on plan assets:
Related to assets still held at reporting date	1	13	7
Related to assets sold during the period	—	28	—
Purchases, sales and settlements, net	100	(30)	29

Balance at end of year	$101	$324	$337

Estimated Future Cash Flow Impact
Defined benefits under salaried plans are based on salary and years of service. Hourly plans generally provide benefits based on stated amounts for each year of service. Our funding policy is consistent with applicable laws and regulations. In 2011, we expect to contribute approximately $220 million to fund our qualified pension plans, non-qualified plans and foreign plans. Additionally, we expect to contribute $30 million to the RAP. We do not expect to contribute to our other postretirement benefit plans. Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions. Benefit payments do not include the Medicare Part D subsidy we expect to receive. Benefit payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2010. While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets as follows:

		Post-
		retirement	Expected
		Benefits	Medicare
	Pension	Other than	Part D
(In millions)	Benefits	Pensions	Subsidy

2011	$344	$64	$(3)
2012	350	63	(3)
2013	354	63	(3)
2014	360	62	(2)
2015	365	60	(2)
2016 – 2020	1,960	264	(10)

Note 14. Income Taxes
We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S. For all of our U.S. subsidiaries, we file a consolidated federal income tax return. Income (loss) from continuing operations before income taxes is as follows:

(In millions)	2010	2009	2008

U.S.	$(63)	$(229)	$598
Non-U.S.	149	80	31

Total income (loss) from continuing operations before income taxes	$86	$(149)	$629

Income tax expense (benefit) for continuing operations is summarized as follows:

(In millions)	2010	2009	2008

Current:
Federal	$(79)	$160	$317
State	3	17	16
Non-U.S.	19	(8)	14

	(57)	169	347

Deferred:
Federal	59	(238)	(61)
State	(5)	(22)	5
Non-U.S.	(3)	15	14

	51	(245)	(42)

Income tax expense (benefit)	$(6)	$(76)	$305

The current federal and state provisions for 2009 include $85 million of tax related to the sale of certain leverage leases in the Finance segment for which we had previously recorded significant deferred tax liabilities. A substantial portion of the tax was paid in 2010.
The following table reconciles the federal statutory income tax rate to our effective income tax rate for continuing operations:

	2010	2009	2008

Federal statutory income tax rate	35.0%	(35.0)%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	(2.7)	0.4	2.3
Non-U.S. tax rate differential and foreign tax credits	(60.5)	(13.5)	(5.7)
Unrecognized tax benefits and related interest	17.5	(4.1)	3.4
Nondeductible healthcare claims	12.7	—	—
Change in status of subsidiaries	12.0	(3.6)	5.0
Research credit	(5.4)	(4.7)	(1.9)
Cash surrender value of life insurance	(5.1)	(1.9)	(0.8)
Valuation allowance on contingent receipts	(2.0)	(7.3)	(0.5)
Goodwill impairment	—	18.5	8.4
Manufacturing deduction	—	(3.1)	(2.8)
Other, net	(7.9)	3.3	6.2

Effective income tax rate	(6.4)%	(51.0)%	48.6%

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
Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, expiration of statutes of limitations or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.
Our unrecognized tax benefits represent tax positions for which reserves have been established. Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits. A reconciliation of our unrecognized tax benefits, excluding accrued interest, is as follows:

	January 1,	January 2,
(In millions)	2011	2010

Balance at beginning of year	$294	$324
Additions for tax positions related to current year	7	9
Additions for tax positions of prior years	8	11
Reductions for tax positions of prior years	(17)	(43)
Reductions for expiration of statute of limitations	(5)	(1)
Reductions for settlements with tax authorities	(2)	(6)

Balance at end of year	$285	$294

At January 1, 2011 and January 2, 2010, approximately $197 million and $208 million, respectively, of these unrecognized tax benefits, if recognized, would favorably affect our effective tax rate in a future period. The remaining $88 million and $86 million, respectively, in unrecognized tax benefits are related to discontinued operations. Unrecognized tax benefits were reduced in 2010, primarily due to an international related favorable tax audit settlement, and were reduced in 2009, primarily due to the sale of CESCOM assets and the HR Textron and Fluid & Power business unit sales. Based on the outcome of appeals proceedings and the expiration of statutes of limitations, it is possible that certain audit cycles for U.S. and foreign jurisdictions could be completed during the next 12 months, which could result in a change in our balance of unrecognized tax benefits with the aggregate tax effect of the differences between tax return positions and the benefits being recognized in our financial statements. Although the outcome of these matters cannot be determined, we believe adequate provision has been made for any potential unfavorable financial statement impact.
In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Belgium, Canada, Germany, Japan, the United Kingdom and the U.S. With few exceptions, we no longer are subject to U.S. federal, state and local income tax examinations for years before 1997. We are no longer subject to non-U.S. income tax examinations in our major jurisdictions for years before 2005.
During 2010, 2009 and 2008, we recognized net tax-related interest expense totaling approximately $19 million, $12 million and $31 million, respectively, in the Consolidated Statements of Operations. At January 1, 2011 and January 2, 2010, we had a total of $122 million and $114 million, respectively, of net accrued interest expense included in our Consolidated Balance Sheets.
The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities are as follows:

	January 1,	January 2,
(In millions)	2011	2010

Deferred tax assets
Obligation for pension and postretirement benefits	$692	$765
Accrued expenses*	255	267
Deferred compensation	203	197
Allowance for credit losses	141	146
Loss carryforwards	66	60
Deferred income	59	33
Valuation allowance on finance receivables held for sale	29	71
Foreign currency translation adjustment	—	41
Other, net	177	192

Total deferred tax assets	1,622	1,772
Valuation allowance for deferred tax assets	(200)	(227)

	$1,422	$1,545

Deferred tax liabilities
Leasing transactions	$(387)	$(468)
Amortization of goodwill and other intangibles	(135)	(146)
Property, plant and equipment, principally depreciation	(132)	(115)
Inventory	(15)	(5)

Total deferred tax liabilities	(669)	(734)

Net deferred tax asset	$753	$811

* Accrued expenses includes warranty and product maintenance reserves, self-insured liabilities, interest and restructuring charges.
We believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operation results indicate that realization is not likely, a valuation allowance is provided.
The following table presents the breakdown between current and long-term net deferred tax assets:

	January 1,	January 2,
(In millions)	2011	2010

Current	$290	$315
Non-current	571	632

	861	947
Finance group’s net deferred tax liability	(108)	(136)

Net deferred tax asset	$753	$811

We have net operating loss and credit carryforwards at the end of each year as follows:

	January 1,	January 2,
(In millions)	2011	2010

Non-U.S. net operating loss carryforwards with no expiration	$126	$157
Non-U.S. net operating loss carryforwards expiring through 2030	30	18
State unitary net operating loss carryforwards, net of tax benefits, expiring through 2026	4	—
U.S. foreign tax credits expiring in 2021	16	—
State credit carryforwards beginning to expire in 2018	12	11

The undistributed earnings of our non-U.S. subsidiaries approximated $329 million at January 1, 2011. We consider the undistributed earnings to be indefinitely reinvested; therefore, a deferred tax liability has not been provided on these earnings. Because of the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.
Note 15. Contingencies and Commitments
We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to commercial and financial transactions; government contracts; compliance with applicable laws and regulations; production partners; product liability; employment; and environmental, health and safety matters. Some of these legal proceedings and claims seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. As a government contractor, we are subject to audits, reviews and investigations to determine whether our operations are being conducted in accordance with applicable regulatory requirements. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our being suspended or debarred from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations.
On April 6, 2010, a jury in the Philadelphia Common Pleas Court returned verdicts against Avco Corporation, which includes the Lycoming Engines operating division, in an aviation products liability case involving a 1999 accident. In January 2011, this matter was settled with the plaintiffs at no additional expense to us beyond the estimated defense costs we previously accrued in 2010.
In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations. These outstanding letter of credit arrangements and surety bonds aggregated to approximately $325 million at the end of 2010.
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
Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $40 million to $170 million. At January 1, 2011, environmental reserves of approximately $78 million have been established to address these specific estimated liabilities, including $20 million for sites related to our discontinued operations. We estimate that we will likely pay our accrued environmental remediation liabilities over the next five to 10 years and have classified $15 million as current liabilities. Expenditures to evaluate and remediate contaminated sites for continuing operations approximated $5 million, $7 million and $15 million in 2010, 2009 and 2008, respectively, and discontinued operations expenditures totaled $5 million, $4 million and $2 million in 2010, 2009 and 2008, respectively.
Repurchase Commitments
During 2009, we entered into contracts to sell used aircraft that entitle the customer to resell the aircraft back to us at predetermined values ranging from 80% to 100% of the customer’s purchase price for a limited period of time, generally not exceeding 24 months for used aircraft and 36 months for used fractional share interests. Revenue recognition on these sales has been deferred and totaled $181 million at January 1, 2011 and $186 million at January 2, 2010.
Leases
Rental expense approximated $92 million in 2010, $100 million in 2009 and $106 million in 2008. Future minimum rental commitments for noncancelable operating leases in effect at January 1, 2011 approximated $60 million for 2011, $47 million for 2012, $38 million for 2013, $31 million for 2014, $27 million for 2015 and a total of $152 million thereafter.
Loan Commitments
At January 2, 2010, the Finance group had $192 million of unused commitments primarily to fund new and existing customers under revolving lines of credit. These commitments generally have an original duration of less than three years, and funding under these facilities is dependent on the availability of eligible collateral and compliance with customary financial covenants. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements.

Note 16. Supplemental Cash Flow Information
We have made the following cash payments:

(In millions)	2010	2009	2008

Interest paid:
Manufacturing group	$145	$116	$139
Finance group	127	171	310
Taxes paid, net of refunds received:
Manufacturing group	59	49	346
Finance group	101	(75)	52
Discontinued operations	2	156	15

Cash paid for interest by the Finance group includes amounts paid to the Manufacturing group of $32 million, $3 million and $3 million in 2010, 2009 and 2008, respectively.
In 2010, taxes paid, net of refunds received for the Finance group includes $103 million in taxes paid primarily attributable to a settlement related to the challenge of tax deductions we took in prior years for certain leverage lease transactions.
Note 17. Segment and Geographic Data
We operate in, and report financial information for, the following five business segments: Cessna, Bell, Textron Systems, Industrial and Finance. The accounting policies of the segments are the same as those described in Note 1.
Cessna products include Citation business jets, Caravan single-engine turboprops, single-engine piston aircraft, and aftermarket services sold to a diverse base of corporate and individual buyers.
Bell products include military and commercial helicopters, tiltrotor aircraft and related spare parts and services for U.S. and non-U.S. governments in the defense and aerospace industries and general aviation markets.
Textron Systems products include armored security vehicles, advanced marine craft, precision weapons, airborne and ground-based surveillance systems and services, the Unmanned Aircraft System, training and simulation systems and countersniper devices, and intelligence and situational awareness software for U.S. and non-U.S. governments in the defense and aerospace industries and general aviation markets.
Industrial products and markets include the following:
•	Kautex products include blow-molded plastic fuel systems, windshield and headlamp washer systems, engine camshafts and other parts that are marketed primarily to automobile original equipment manufacturers, as well as plastic bottles and containers for various uses;

•	Greenlee products include powered equipment, electrical test and measurement instruments, hand and hydraulic powered tools, and electrical and fiber optic assemblies, principally used in the electrical construction and maintenance, plumbing, wiring, telecommunications and data communications industries; and

•	E-Z-GO and Jacobsen products include golf cars; professional turf-maintenance equipment; and off-road, multipurpose utility and specialized turf-care vehicles that are marketed primarily to golf courses, resort communities, municipalities, sporting venues, and commercial and industrial users.
The Finance segment provided secured commercial loans and leases primarily in North America to the aviation, golf equipment, asset-based lending, distribution finance, golf mortgage, hotel, structured capital and timeshare markets through the fourth quarter of 2008, when we announced a plan to exit the non-captive portion of the commercial finance business of the segment while retaining the captive portion of the business that supports customer purchases of products that we manufacture.
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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit (Loss)

(In millions)	2010	2009	2008	2010	2009	2008

Cessna	$2,563	$3,320	$5,662	$(29)	$198	$905
Bell	3,241	2,842	2,827	427	304	278
Textron Systems	1,979	1,899	1,880	230	240	251
Industrial	2,524	2,078	2,918	162	27	67
Finance	218	361	723	(237)	(294)	(50)

	$10,525	$10,500	$14,010	553	475	1,451

Special charges				(190)	(317)	(526)
Corporate expenses and other, net				(137)	(164)	(171)
Interest expense, net for Manufacturing group				(140)	(143)	(125)

Income (loss) from continuing operations before income taxes				$86	$(149)	$629

Revenues by major product type are summarized below:

	Revenues

(In millions)	2010	2009	2008

Fixed-wing aircraft	$2,563	$3,320	$5,662
Rotor aircraft	3,241	2,842	2,827
Unmanned aircraft systems, armored security vehicles, precision weapons and other	1,979	1,899	1,880
Fuel systems and functional components	1,640	1,287	1,763
Powered tools, testing and measurement equipment	330	300	435
Golf and turf-care products	554	491	720
Finance	218	361	723

	$10,525	$10,500	$14,010

Our revenues included sales to the U.S. Government of approximately $3.6 billion, $3.3 billion and $3.2 billion in 2010, 2009 and 2008, respectively, primarily in the Bell and Textron Systems segments.
Other information by segment is provided below:

	Assets

(In millions)	January 1, 2011	January 2, 2010

Cessna	$2,294	$2,427
Bell	2,079	2,059
Textron Systems	1,997	1,973
Industrial	1,604	1,623
Finance	4,949	7,512
Corporate	2,359	3,346

	$15,282	$18,940

	Capital Expenditures			Depreciation and Amortization

(In millions)	2010	2009	2008	2010	2009	2008

Cessna	$47	$65	$285	$106	$115	$105
Bell	123	101	138	92	83	71
Textron Systems	41	31	34	81	85	85
Industrial	51	38	69	72	76	83
Finance	—	—	8	31	36	40
Corporate	8	3	11	11	14	16

	$270	$238	$545	$393	$409	$400

Geographic Data
Presented below is selected financial information of our continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**

				January 1,	January 2,
(In millions)	2010	2009	2008	2011	2010

United States	$6,688	$6,563	$8,609	$1,565	$1,594
Europe	1,448	1,625	2,601	220	238
Canada	347	344	431	89	82
Latin America and Mexico	815	815	1,131	22	19
Asia and Australia	776	553	753	52	56
Middle East and Africa	451	600	485	—	—

	$10,525	$10,500	$14,010	$1,948	$1,989

* Revenues are attributed to countries based on the location of the customer.
** Property, plant and equipment, net are based on the location of the asset.

Quarterly Data

(Unaudited)	2010				2009
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Revenues
Cessna	$433	$635	$535	$960	$769	$871	$825	$855
Bell	618	823	825	975	742	670	628	802
Textron Systems	458	534	460	527	418	477	502	502
Industrial	625	661	600	638	475	508	523	572
Finance	76	56	59	27	122	86	71	82

Total revenues	$2,210	$2,709	$2,479	$3,127	$2,526	$2,612	$2,549	$2,813

Segment profit
Cessna	$(24)	$3	$(31)	$23	$90	$48	$32	$28
Bell	74	108	107	138	69	72	79	84
Textron Systems	55	70	50	55	52	55	68	65
Industrial	49	51	37	25	(9)	12	6	18
Finance	(58)	(71)	(51)	(57)	(66)	(99)	(64)	(65)

Total segment profit	96	161	112	184	136	88	121	130
Special charges (a)	(12)	(10)	(114)	(54)	(32)	(129)	(42)	(114)
Corporate expenses and other, net	(37)	(17)	(35)	(48)	(35)	(45)	(44)	(40)
Interest expense, net for Manufacturing group	(36)	(35)	(32)	(37)	(28)	(34)	(40)	(41)
Income tax benefit (expense)	(15)	(18)	21	18	2	58	11	5

Income (loss) from continuing operations	(4)	81	(48)	63	43	(62)	6	(60)
Income (loss) from discontinued operations, net of income taxes	(4)	1	—	(3)	43	4	(2)	(3)

Net income (loss)	$(8)	$82	$(48)	$60	$86	$(58)	$4	$(63)

Basic earnings per share
Continuing operations	$(0.01)	$0.30	$(0.17)	$0.23	$0.18	$(0.23)	$0.02	$(0.22)
Discontinued operations	(0.02)	—	—	(0.01)	0.17	0.01	(0.01)	(0.01)

Basic earnings per share	$(0.03)	$0.30	$(0.17)	$0.22	$0.35	$(0.22)	$0.01	$(0.23)

Basic average shares outstanding (In thousands)	273,174	274,098	274,896	275,640	243,988	264,091	271,224	272,168

Diluted earnings per share (b)
Continuing operations	$(0.01)	$0.27	$(0.17)	$0.20	$0.18	$(0.23)	$0.02	$(0.22)
Discontinued operations	(0.02)	—	—	(0.01)	0.17	0.01	(0.01)	(0.01)

Diluted earnings per share	$(0.03)	$0.27	$(0.17)	$0.19	$0.35	$(0.22)	$0.01	$(0.23)

Diluted average shares outstanding (In thousands)	273,174	302,397	274,896	308,491	244,956	264,091	278,429	272,168

Segment profit margins
Cessna	(5.5)%	0.5%	(5.8)%	2.4%	11.7%	5.5%	3.9%	3.3%
Bell	12.0	13.1	13.0	14.2	9.3	10.7	12.6	10.5
Textron Systems	12.0	13.1	10.9	10.4	12.4	11.5	13.5	12.9
Industrial	7.8	7.7	6.2	3.9	(1.9)	2.4	1.1	3.1
Finance	(76.3)	(126.8)	(86.4)	(211.1)	(54.1)	(115.1)	(90.1)	(79.3)

Segment profit margin	4.3%	5.9%	4.5%	5.9%	5.4%	3.4%	4.7%	4.6%

Common stock information (b)
Price range: High	$23.46	$25.30	$21.52	$24.18	$16.52	$14.37	$20.99	$21.00
Low	$17.96	$15.88	$16.02	$19.92	$3.57	$7.13	$8.51	$17.55
Dividends declared per share	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02

(a)	Special charges include restructuring charges of $99 million and $237 million in 2010 and 2009, respectively, primarily related to severance and asset impairment charges. In addition, in the third quarter of 2010, special charges include a $91 million non-cash pre-tax charge to reclassify a foreign exchange loss from equity to the income statement as a result of substantially liquidating a Finance segment entity. Also, in the fourth quarter of 2009, special charges include a goodwill impairment charge of $80 million in the Industrial segment.

(b)	For the first and third quarters of 2010 and the second and fourth quarters of 2009, the potential dilutive effect of stock options, restricted stock units and the shares that could be issued upon the conversion of our 4.50% Convertible Senior Notes and upon the exercise of the related warrants was excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on the loss from continuing operations.

(c)	Schedule II — Valuation and Qualifying Accounts

(In millions)	2010	2009	2008

Allowance for doubtful accounts
Balance at beginning of year	$23	$24	$29
Charged to costs and expenses	2	8	5
Deductions from reserves*	(5)	(9)	(10)

Balance at end of year	$20	$23	$24

Inventory FIFO reserves
Balance at beginning of year	$158	$114	$81
Charged to costs and expenses	54	126	65
Deductions from reserves*	(79)	(82)	(32)

Balance at end of year	$133	$158	$114

*	Deductions primarily include amounts written off on uncollectable accounts (less recoveries), inventory disposals and currency translation adjustments.

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
Report of Management — See page 38.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — See page 39.
Changes in Internal Controls — There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information appearing under “ELECTION OF DIRECTORS— Nominees for Director,” “— Directors Continuing in Office,” “—The Board of Directors— Corporate Governance,” “—The Board of Directors— Code of Ethics,” “—Board Committees— Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2011 is incorporated by reference into this Annual Report on Form 10-K.
Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information appearing under “ELECTION OF DIRECTORS — The Board of Directors— Compensation of Directors,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2011 is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing under “ELECTION OF DIRECTORS — The Board of Directors—Compensation of Directors,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2011 is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information appearing under “ELECTION OF DIRECTORS — The Board of Directors—Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2011 is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2011 is incorporated by reference into this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements and Schedules — See Index on Page 37.

Exhibits

3.1	Restated Certificate of Incorporation of Textron as filed with the Secretary of State of Delaware on April 29, 2010. Incorporated by reference to Exhibit 3.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

3.2	Amended and Restated By-Laws of Textron Inc. Incorporated by reference to Exhibit 3.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

4.1A	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).

4.1B	First Supplemental Indenture dated November 16, 2006, between Textron Financial Corporation and U.S. Bank National Association (successor trustee to Sun Trust Bank) to Indenture dated as of December 9, 1999. Incorporated by reference to Exhibit 4.3 of Textron Financial Corporation’s Form S-3 (File No. 333-138755).

4.1C	Form of Medium-Term Note of Textron Financial Corporation. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

4.2	Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Registration Statement on Form 10 (File No. 0-27559).

NOTE:	Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

NOTE:	Exhibits 10.1 through 10.19 below are management contracts or compensatory plans, contracts or agreements.

10.1A	Textron Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of April 28, 2010). Incorporated by reference to Exhibit 99(D)(1) to Textron’s Schedule TO filed on July 1, 2010.

10.1B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1D	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1E	Form of Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

10.1F	Form of Cash-Settled Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.1G to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.1G	Form of Performance Share Unit Grant Agreement. Incorporated by reference to Exhibit 10.1H to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.1H	Form of Performance Cash Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009.

10.2	Textron Inc. Short-Term Incentive Plan (As amended and restated effective January 3, 2010). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.3A	Textron Inc. 1999 Long-Term Incentive Plan for Textron Employees (Amended and Restated Effective July 25, 2007). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.3B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.3C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004.

10.4	Textron Spillover Savings Plan, effective January 3, 2010, including Appendix A, Defined Contribution Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.5	Textron Spillover Pension Plan, As Amended and Restated Effective January 3, 2010, including Appendix A (as amended and restated effective January 3, 2010), Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007). Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.6	Supplemental Retirement Plan for Textron Key Executives, As Amended and Restated Effective January 3, 2010, including Appendix A, Provisions of the Supplemental Retirement Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.7	Deferred Income Plan for Textron Executives, Effective January 3, 2010, including Appendix A, Provisions of the Deferred Income Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.8	Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2009, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.9 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.9	Survivor Benefit Plan for Textron Key Executives (As amended and restated effective January 3, 2010). Incorporated by reference to Exhibit 10.6 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.10A	Severance Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2010. Incorporated by reference to Exhibit 10.10 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

10.10B	First Amendment to the Severance Plan for Textron Key Executives, dated October 26, 2010.

10.11	Form of Indemnity Agreement between Textron and its executive officers. Incorporated by reference to Exhibit A to Textron’s Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987.

10.12	Form of Indemnity Agreement between Textron and its non-employee directors (approved by the Nominating and Corporate Governance Committee of the Board of Directors on July 21, 2009 and entered into with all non-employee directors, effective as of August 1, 2009). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009.

10.13	Second Amended and Restated Employment Agreement between Textron and John D. Butler dated as of February 26, 2008. Incorporated by reference to Exhibit 10.3 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.14	Letter Agreement between Textron and Scott C. Donnelly, dated June 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008.

10.15	Amendment to Letter Agreement between Textron and Scott C. Donnelly, dated December 16, 2008, together with Addendum No. 1 thereto, dated December 23, 2008. Incorporated by reference to Exhibit 10.15B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.16	Second Amended and Restated Employment Agreement between Textron and Terrence O’Donnell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.5 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.17	Letter Agreement between Textron and Frank Connor, dated July 27, 2009. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009.

10.18	Director Compensation. Incorporated by reference to Exhibit 10.21 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

10.19	Form of Aircraft Time Sharing Agreement between Textron and its executive officers. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008.

10.20A	5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent (the “5-Year Credit Agreement”). Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.

10.20B	Amendment No. 1, dated as of April 21, 2006, to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 25, 2006.

10.20C	Amendment No. 2, dated as of April 20, 2007 to 5-Year Credit Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 24, 2007.

10.21A	Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K as filed on August 26, 2003.

10.21B	Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.

10.21C	Amendment No. 2, dated as of April 28, 2006, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K filed May 1, 2006.

10.21D	Amendment No. 3, dated as of April 27, 2007, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank as Administrative Agent. Incorporated by reference to Exhibit 10.1 of Textron Financial Corporation’s Current Report on Form 8-K dated April 27, 2007.

10.22A	Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Confidential treatment has been requested for portions of this agreement. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. *

10.22B	Amendment No. 4 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated July 1, 2007. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.22C	Amendment No. 5 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of March 13, 2008. *

10.22D	Amendment No. 6 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of June 17, 2009.

10.22E	Amendment No. 7 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of September 30, 2010. *

10.23A	Convertible Bond Hedge Transaction Confirmation, dated April 29, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.23B	Issuer Warrant Transaction Confirmation, dated April 29, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.2 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.23C	Convertible Bond Hedge Transaction Confirmation, dated April 29, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.3 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.23D	Issuer Warrant Transaction Confirmation, dated April 29, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.4 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.23E	Convertible Bond Hedge Transaction Confirmation, dated April 30, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.5 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.23F	Issuer Warrant Transaction Confirmation, dated April 30, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.6 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.23G	Convertible Bond Hedge Transaction Confirmation, dated April 30, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.7 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.23H	Issuer Warrant Transaction Confirmation, dated April 30, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.8 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.23I	Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.9 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.23J	Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.10 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.23K	Additional Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.11 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.23L	Additional Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.12 to Textron’s Current Report on Form 8-K filed May 5, 2009.

12.1	Computation of ratio of income to fixed charges of Textron Inc.’s Manufacturing group.

12.2	Computation of ratio of income to fixed charges of Textron Inc., including all majority-owned subsidiaries.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended January 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text and (vi) Schedule II — Valuation and Qualifying Accounts, tagged in block text format.

*	Confidential Treatment has been requested for portions of this document.
Signatures
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March 2011.

TEXTRON INC. Registrant
By:	/s/ Frank T. Connor
Frank T. Connor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 1st day of March 2011 by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title

/s/ Scott C. Donnelly Scott C. Donnelly	Chairman, President and Chief Executive Officer (principal executive officer)

* Kathleen M. Bader	Director

* R. Kerry Clark	Director

* Ivor J. Evans	Director

* Lawrence K. Fish	Director

* Joe T. Ford	Director

* Paul E. Gagné	Director

* Dain M. Hancock	Director

* Lord Powell of Bayswater KCMG	Director

* Lloyd G. Trotter	Director

* Thomas B. Wheeler	Director

* James L. Ziemer	Director

/s/ Frank T. Connor Frank T. Connor	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Richard L. Yates Richard L. Yates	Senior Vice President and Corporate Controller (principal accounting officer)

*By:	/s/ Jayne M. Donegan
Jayne M. Donegan, Attorney-in-fact