Form 10-Q
period 2011-04-20
TEXTRON INC
filed 2011-04-28
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

As of April 15, 2011, there were 276,619,984 shares of common stock outstanding.

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 2, 2011	April 3, 2010
Revenues
Manufacturing revenues	$2,453	$2,134
Finance revenues	26	76
Total revenues	2,479	2,210
Costs, expenses and other
Cost of sales	2,055	1,776
Selling and administrative expense	304	285
Provision for losses on finance receivables	12	55
Interest expense	62	71
Special charges	—	12
Total costs, expenses and other	2,433	2,199
Income from continuing operations before income taxes	46	11
Income tax expense	15	15
Income (loss) from continuing operations	31	(4)
Loss from discontinued operations, net of income taxes	(2)	(4)
Net income (loss)	$29	$(8)
Basic earnings per share
Continuing operations	$0.11	$(0.01)
Discontinued operations	(0.01)	(0.02)
Basic earnings per share	$0.10	$(0.03)
Diluted earnings per share
Continuing operations	$0.10	$(0.01)
Discontinued operations	(0.01)	(0.02)
Diluted earnings per share	$0.09	$(0.03)
Dividends per share
Common stock	$0.02	$0.02

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	April 2, 2011	January 1, 2011
Assets
Manufacturing group
Cash and equivalents	$986	$898
Accounts receivable, net	910	892
Inventories	2,453	2,277
Other current assets	1,050	980
Total current assets	5,399	5,047
Property, plant and equipment, less accumulated depreciation and amortization of $2,968 and $2,869	1,950	1,932
Goodwill	1,643	1,632
Other assets	1,659	1,722
Total Manufacturing group assets	10,651	10,333
Finance group
Cash and equivalents	36	33
Finance receivables held for investment, net	3,566	3,871
Finance receivables held for sale	237	413
Other assets	569	632
Total Finance group assets	4,408	4,949
Total assets	$15,059	$15,282
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$216	$19
Accounts payable	748	622
Accrued liabilities	1,829	2,016
Total current liabilities	2,793	2,657
Other liabilities	2,986	2,993
Long-term debt	2,333	2,283
Total Manufacturing group liabilities	8,112	7,933
Finance group
Other liabilities	352	391
Due to Manufacturing group	391	326
Debt	3,152	3,660
Total Finance group liabilities	3,895	4,377
Total liabilities	12,007	12,310
Shareholders’ equity
Common stock	35	35
Capital surplus	1,299	1,301
Retained earnings	3,061	3,037
Accumulated other comprehensive loss	(1,280)	(1,316)
	3,115	3,057
Less cost of treasury shares	63	85
Total shareholders’ equity	3,052	2,972
Total liabilities and shareholders’ equity	$15,059	$15,282
Common shares outstanding (in thousands)	276,520	275,739

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended April 2, 2011 and April 3, 2010, respectively

	Consolidated
(In millions)	2011	2010
Cash flows from operating activities:
Net income (loss)	$29	$(8)
Loss from discontinued operations	(2)	(4)
Income (loss) from continuing operations	31	(4)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	95	90
Provision for losses on finance receivables held for investment	12	55
Portfolio losses on finance receivables	23	28
Deferred income taxes	79	(13)
Other, net	21	31
Changes in assets and liabilities:
Accounts receivable, net	(4)	(76)
Inventories	(166)	(211)
Other assets	2	7
Accounts payable	119	184
Accrued and other liabilities	(229)	(259)
Captive finance receivables, net	72	78
Other operating activities, net	—	1
Net cash provided by (used in) operating activities of continuing operations	55	(89)
Net cash provided by (used in) operating activities of discontinued operations	(1)	1
Net cash provided by (used in) operating activities	54	(88)
Cash flows from investing activities:
Finance receivables originated or purchased	(76)	(145)
Finance receivables repaid	290	501
Proceeds on receivables sales	168	277
Capital expenditures	(78)	(38)
Proceeds from sale of repossessed assets and properties	28	32
Other investing activities, net	23	12
Net cash provided by investing activities of continuing operations	355	639
Cash flows from financing activities:
Increase in short-term debt	203	—
Payments on long-term lines of credit	(250)	—
Principal payments on long-term debt	(417)	(936)
Proceeds from issuance of long-term debt	144	20
Proceeds from option exercises	3	—
Dividends paid	(5)	(5)
Other financing activities, net	(5)	—
Net cash used in financing activities of continuing operations	(327)	(921)
Effect of exchange rate changes on cash and equivalents	9	(13)
Net increase (decrease) in cash and equivalents	91	(383)
Cash and equivalents at beginning of period	931	1,892
Cash and equivalents at end of period	$1,022	$1,509

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended April 2, 2011 and April 3, 2010, respectively

	Manufacturing Group		Finance Group
(In millions)	2011	2010	2011	2010
Cash flows from operating activities:
Net income (loss)	$60	$31	$(31)	$(39)
Loss from discontinued operations	(2)	(4)	—	—
Income (loss) from continuing operations	62	35	(31)	(39)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from TFC	130	125	—	—
Capital contribution paid to TFC	(63)	(75)	—	—
Non-cash items:
Depreciation and amortization	87	82	8	8
Provision for losses on finance receivables held for investment	—	—	12	55
Portfolio losses on finance receivables	—	—	23	28
Deferred income taxes	66	16	13	(29)
Other, net	32	27	(11)	4
Changes in assets and liabilities:
Accounts receivable, net	(4)	(76)	—	—
Inventories	(169)	(207)	—	—
Other assets	(1)	8	—	(4)
Accounts payable	119	184	—	—
Accrued and other liabilities	(186)	(186)	(43)	(73)
Other operating activities, net	—	1	—	—
Net cash provided by (used in) operating activities of continuing operations	73	(66)	(29)	(50)
Net cash provided by (used in) operating activities of discontinued operations	(1)	1	—	—
Net cash provided by (used in) operating activities	72	(65)	(29)	(50)
Cash flows from investing activities:
Finance receivables originated or purchased	—	—	(125)	(226)
Finance receivables repaid	—	—	411	660
Proceeds on receivables sales	—	—	168	277
Capital expenditures	(78)	(38)	—	—
Proceeds from sale of repossessed assets and properties	—	—	28	32
Other investing activities, net	(43)	(37)	31	28
Net cash provided by (used in) investing activities of continuing operations	(121)	(75)	513	771
Cash flows from financing activities:
Payments on long-term lines of credit	—	—	(250)	—
Increase in short-term debt	203	—	—	—
Intergroup financing	(60)	(150)	60	150
Principal payments on long-term debt	(7)	(11)	(410)	(925)
Proceeds from issuance of long-term debt	—	—	144	20
Proceeds from option exercises	3	—	—	—
Capital contributions paid to TFC under Support Agreement	—	—	63	75
Other capital contributions paid to Finance Group	—	—	40	20
Dividends paid	(5)	(5)	(130)	(125)
Other financing activities, net	(5)	—	1	—
Net cash provided by (used in) financing activities of continuing operations	129	(166)	(482)	(785)
Effect of exchange rate changes on cash and equivalents	8	(12)	1	(1)
Net increase (decrease) in cash and equivalents	88	(318)	3	(65)
Cash and equivalents at beginning of period	898	1,748	33	144
Cash and equivalents at end of period	$986	$1,430	$36	$79
See Notes to the consolidated financial statements.

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1:  Basis of Presentation

Our consolidated financial statements include the accounts of Textron Inc. and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2011.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts have been reclassified to conform with the current year presentation.

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

Note 2:  Special Charges

In 2010, special charges included restructuring costs incurred under a restructuring program that was completed at the end of 2010.  There were no special charges in the first quarter of 2011.

Restructuring costs by segment and type for the three months ended April 3, 2010 are as follows:

(In millions)	Severance Costs	Contract Terminations	Total
Cessna	$8	$2	$10
Bell	1	—	1
Finance	3	—	3
Corporate	(2)	—	(2)
	$10	$2	$12

An analysis of our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations	Total
Balance at January 1, 2011	$57	$5	$62
Cash paid	(23)	(1)	(24)
Balance at April 2, 2011	$34	$4	$38

Note 3:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Three Months Ended
Service cost	$32	$31	$2	$2
Interest cost	82	79	8	8
Expected return on plan assets	(98)	(92)	—	—
Amortization of prior service cost (credit)	4	4	(1)	(1)
Amortization of net loss	19	9	3	3
Net periodic benefit cost	$39	$31	$12	$12

Note 4:  Share-Based Compensation

Share-based compensation expense includes restricted stock and stock option awards, as well as performance share units, restricted stock units, and deferred income plan stock unit awards which are payable in cash.  The compensation expense we recorded in net income (loss) for our share-based compensation plans is as follows:

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010
Compensation expense	$36	$23
Hedge income	—	(2)
Income tax benefit	(13)	(9)
Total net compensation cost included in net income (loss)	$23	$12

Stock Options
The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.  The weighted-average fair value of options granted per share was $10 and $7 in the first quarter of 2011 and 2010, respectively. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model.  Expected volatilities consider implied volatilities from traded options on our common stock, historical volatilities and other factors.  We use historical data to estimate option exercise behavior, adjusted to reflect anticipated changes in expected life.  The weighted-average assumptions used in our Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Dividend yield	0.3%	0.4%
Expected volatility	38.0%	37.0%
Risk-free interest rate	2.4%	2.6%
Expected lives (In years)	5.5	5.5

Stock option activity for the first quarter of 2011 is as follows:
	Shares Under Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)
Outstanding at beginning of period	6,926	$28.15	5.0
Granted	2,656	26.25
Exercised	(76)	18.59
Canceled, expired or forfeited	(107)	28.69
Outstanding at end of period	9,399	$27.68	7.0
Exercisable at end of period	4,719	$31.48	4.7

At April 2, 2011, our outstanding and exercisable options had an aggregate intrinsic value of $40 million and $20 million, respectively.

Restricted Stock Units
The 2011 activity for restricted stock units payable in stock and for restricted stock units payable in cash is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	762	$47.55	3,472	$14.60
Granted	278	26.25	663	26.25
Vested	(290)	(46.34)	(769)	(12.92)
Forfeited	(21)	(48.75)	(89)	(15.49)
Outstanding at end of period, nonvested	729	$39.87	3,277	$17.32

Performance Share Units
The fair value of share-based compensation awards accounted for as liabilities includes performance share units.  The fair value of these awards is based on the trading price of our common stock, less adjustments to reflect the fair value of certain awards for which dividends are not paid or accrued until vested, and is remeasured at each reporting period date.  The 2011 activity for our performance share units is as follows:

(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	1,897	$9.59
Granted	411	26.25
Outstanding at end of period, nonvested	2,308	$12.56

Share-Based Compensation Awards
The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010
Subject only to service conditions:
Value of shares, options or units vested	$34	$36
Intrinsic value of cash awards paid	20	8
Subject to performance vesting conditions:
Value of units vested	—	—
Intrinsic value of cash awards paid	1	5
Intrinsic value of amounts paid under Deferred Income Plan	—	8

Note 5:  Comprehensive Income

Our comprehensive income, net of taxes, is provided below:

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010
Net income (loss)	$29	$(8)
Other comprehensive income (loss):
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	18	10
Deferred gains on hedge contracts	6	7
Foreign currency translation and other	12	(9)
Comprehensive income	$65	$—

Note 6:  Earnings Per Share and Shareholders’ Equity

Earnings Per Share
We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period.  Basic earnings per share is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends.  Diluted earnings per share considers the dilutive effect of all potential future common stock, including stock options, restricted stock units and the shares that could be issued upon the conversion of our 4.50% Convertible Notes and upon the exercise of the related warrants.  The convertible note call options purchased in connection with the issuance of the 4.50% Convertible Notes are excluded from the calculation of diluted EPS as their impact is always anti-dilutive.

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

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Basic weighted-average shares outstanding	276,358	273,174
Dilutive effect of Convertible Notes, warrants, stock options and restricted stock units	42,761	—
Diluted weighted-average shares outstanding	319,119	273,174

Stock options to purchase 4 million and 7 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for the three months ended April 2, 2011 and April 3, 2010, respectively, as the exercise prices were greater than the average market price of our common stock for the periods.  These securities could potentially dilute earnings per share in the future.

For the three months ended April 3, 2010, the potential dilutive effect of 28 million weighted-average shares of Convertible Notes, warrants, stock options and restricted stock units was excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on the loss from continuing operations.

Note 7:  Accounts Receivable and Finance Receivables

Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	April 2, 2011	January 1, 2011
Commercial	$607	$496
U.S. Government contracts	321	416
	928	912
Allowance for doubtful accounts	(18)	(20)
	$910	$892

We have unbillable receivables on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $155 million at April 2, 2011 and $195 million at January 1, 2011.

Finance Receivables
Finance receivables by product line, which includes both finance receivables held for investment and finance receivables held for sale, are presented in the following table:

(Dollars in millions)	April 2, 2011		January 1, 2011
Aviation	$2,028	49%	$2,120	46%
Golf equipment	192	4	212	5
Golf mortgage	818	20	876	19
Timeshare	622	15	894	19
Structured capital	317	8	317	7
Other liquidating	164	4	207	4
Total finance receivables	4,141	100%	4,626	100%
Less: Allowance for losses	338		342
Less: Finance receivables held for sale	237		413
Total finance receivables held for investment, net	$3,566		$3,871

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

A summary of finance receivables held for investment categorized based on the internally assigned credit quality indicators discussed above is as follows:

	April 2, 2011				January 1, 2011
(In millions)	Performing	Watchlist	Nonaccrual	Total	Performing	Watchlist	Nonaccrual	Total
Aviation	$1,641	$219	$168	$2,028	$1,713	$238	$169	$2,120
Golf equipment	122	46	24	192	138	51	23	212
Golf mortgage	205	200	235	640	163	303	219	685
Timeshare	166	40	357	563	222	77	382	681
Structured capital	290	27	—	317	290	27	—	317
Other liquidating	98	14	52	164	130	11	57	198
Total	$2,522	$546	$836	$3,904	$2,656	$707	$850	$4,213
% of Total	64.6%	14.0%	21.4%		63.0%	16.8%	20.2%

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

Finance receivables held for investment by delinquency aging category is summarized in the tables below:

(In millions)	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days Past Due	Total
April 2, 2011
Aviation	$1,857	$101	$28	$42	$2,028
Golf equipment	162	10	4	16	192
Golf mortgage	527	11	3	99	640
Timeshare	326	38	80	119	563
Structured capital	317	—	—	—	317
Other liquidating	135	2	1	26	164
Total	$3,324	$162	$116	$302	$3,904
January 1, 2011
Aviation	$1,964	$67	$41	$48	$2,120
Golf equipment	171	13	9	19	212
Golf mortgage	543	12	7	123	685
Timeshare	533	14	6	128	681
Structured capital	317	—	—	—	317
Other liquidating	166	2	1	29	198
Total	$3,694	$108	$64	$347	$4,213

At April 2, 2011, accrual status loans that were 90 days past due totaled $8 million.  We had no accrual status loans that were 90 days past due at January 1, 2011.  At April 2, 2011, the 60+ days contractual delinquency as a percentage of finance receivables held for investment was 10.71%, compared with 9.77% at January 1, 2011.

Impaired Loans
We evaluate individual finance receivables held for investment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios for impairment on a quarterly basis.  Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations.

A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  No significant interest income was recognized on impaired loans in the first quarter of 2011 or 2010.

The average recorded investment in impaired loans for the first quarter of 2011 and 2010 are provided below:

(In millions)	Aviation	Golf Equipment	Golf Mortgage	Timeshare	Other Liquidating	Total
For the three months ended April 2, 2011
Impaired loans with a related allowance for losses recorded	$145	$5	$190	$341	$18	$699
Impaired loans with no related allowance for losses recorded	19	—	90	33	22	164
Total	$164	$5	$280	$374	$40	$863
For the three months ended April 3, 2010
Impaired loans with a related allowance for losses recorded	$240	$3	$186	$352	$27	$808
Impaired loans with no related allowance for losses recorded	12	1	111	54	63	241
Total	$252	$4	$297	$406	$90	$1,049

A summary of impaired finance receivables and related allowance for losses is provided below:

(In millions)	Aviation	Golf Equipment	Golf Mortgage	Timeshare	Other Liquidating	Total
April 2, 2011
Impaired loans with a related allowance for losses recorded:
Recorded investment	$144	$6	$205	$327	$19	$701
Unpaid principal balance	146	6	215	367	25	759
Related allowance	50	1	45	102	4	202
Impaired loans with no related allowance for losses recorded:
Recorded investment	20	—	94	41	19	174
Unpaid principal balance	20	—	98	41	75	234
Total impaired loans:
Recorded investment	164	6	299	368	38	875
Unpaid principal balance	166	6	313	408	100	993
Related allowance	50	1	45	102	4	202
January 1, 2011
Impaired loans with a related allowance for losses recorded:
Recorded investment	$147	$4	$175	$355	$16	$697
Unpaid principal balance	144	5	178	385	15	727
Related allowance	45	2	39	102	3	191
Impaired loans with no related allowance for losses recorded:
Recorded investment	17	—	138	69	30	254
Unpaid principal balance	21	—	146	74	89	330
Total impaired loans:
Recorded investment	164	4	313	424	46	951
Unpaid principal balance	165	5	324	459	104	1,057
Related allowance	45	2	39	102	3	191

Allowance for Losses We maintain the allowance for losses on finance receivables held for investment at a level considered adequate to cover inherent losses in the portfolio based on management’s evaluation and analysis by product line.  For larger balance accounts specifically identified as impaired, including large accounts in homogeneous portfolios, a reserve is established based on comparing the carrying value with either a) the expected future cash flows, discounted at the finance receivable’s effective interest rate; or b) the fair value, if the finance receivable is collateral dependent.  The expected future cash flows consider collateral value; financial performance and liquidity of our borrower; existence and financial strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession/foreclosure and eventual disposal of collateral.  When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the outcomes based on their relative likelihood of occurrence.

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

We also establish an allowance for losses by product line to cover probable but specifically unknown losses existing in the portfolio.  For homogeneous portfolios, including the aviation and golf equipment product lines, the allowance is established as a percentage of non-recourse finance receivables, which have not been identified as requiring specific reserves.  The percentage is based on a combination of factors, including historical loss experience, current delinquency and default trends, collateral values, and both general economic and specific industry trends.  For non-homogeneous portfolios, including the golf mortgage and timeshare product lines, the allowance is established as a percentage of watchlist balances, as defined on page 11, which represents a combination of assumed default likelihood and loss severity based on historical experience, industry trends and collateral values.  In establishing our allowance for losses to cover accounts not specifically identified, the most critical factors for the aviation product line include the collateral value of the portfolio, historical default experience and delinquency trends; for golf equipment, factors considered include historical loss experience and delinquency trends;  and for golf mortgage, factors include an evaluation of individual loan credit quality indicators such as delinquency, loan balance to collateral value, debt service coverage, existence and financial strength of guarantors, historical progression from watchlist to nonaccrual status and historical loss severity.  For the timeshare product line, we evaluate individual loan credit quality indicators such as borrowing base shortfalls for revolving notes receivable facilities, default rates of our notes receivable collateral, borrower’s access to capital, historical progression from watchlist to nonaccrual status and estimates of loss severity based on analysis of impaired loans in the product line.

Finance receivables held for investment are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date when the collateral is repossessed or when no payment has been received for six months unless management deems the receivable collectable.  Finance receivables are charged off when the remaining balance is deemed to be uncollectable.

A rollforward of the allowance for losses on finance receivables held for investment and a summary of its composition, based on how the underlying finance receivables are evaluated for impairment, is presented below.  The finance receivables reported in the following table specifically exclude $279 million and $283 million of leveraged leases at April 2, 2011 and April 3, 2010, respectively, in accordance with authoritative accounting standards.

(In millions)	Aviation	Golf Equipment	Golf Mortgage	Timeshare	Structured Capital and Other Liquidating	Total
For the three months ended April 2, 2011
Allowance for losses
Beginning balance	$107	$16	$79	$106	$34	$342
Provision for losses	11	—	(1)	—	2	12
Net charge-offs and transfers	(8)	(3)	(3)	(1)	(1)	(16)
Ending balance	$110	$13	$75	$105	$35	$338
Ending balance based on individual evaluations	50	1	45	102	4	202
Ending balance based on collective evaluation	60	12	30	3	31	136
Finance receivables
Individually evaluated for impairment	$164	$6	$299	$368	$38	$875
Collectively evaluated for impairment	1,864	186	341	195	164	2,750
Balance at end of period	$2,028	$192	$640	$563	$202	$3,625
For the three months ended April 3, 2010
Allowance for losses
Beginning balance	$114	$9	$65	$79	$74	$341
Provision for losses	13	4	14	15	9	55
Net charge-offs and transfers	(10)	(2)	(11)	—	(8)	(31)
Ending balance	$117	$11	$68	$94	$75	$365
Ending balance based on individual evaluations	52	1	43	77	1	174
Ending balance based on collective evaluation	65	10	25	17	74	191
Finance receivables
Individually evaluated for impairment	$232	$6	$343	$434	$104	$1,119
Collectively evaluated for impairment	2,171	169	502	768	553	4,163
Balance at end of period	$2,403	$175	$845	$1,202	$657	$5,282

Note 8:  Inventories

(In millions)	April 2, 2011	January 1, 2011
Finished goods	$922	$784
Work in process	2,261	2,125
Raw materials	456	506
	3,639	3,415
Progress/milestone payments	(1,186)	(1,138)
	$2,453	$2,277

Note 9: Debt

On May 5, 2009, we issued $600 million of 4.5% Convertible Notes with a maturity date of May 1, 2013 and concurrently purchased call options to acquire our common stock and sold warrants to purchase our common stock for the purpose of reducing the potential dilutive effect to our shareholders and/or our cash outflow upon the conversion of the Convertible Notes.  For more information on these transactions, see Note 8 to the Consolidated Financial Statements in Textron’s 2010 Annual Report on Form 10-K.  For at least 20 trading days during the 30 consecutive trading days ended March 31, 2011, our common stock price exceeded the $17.06 per share conversion threshold price set forth for these Convertible Notes.  Accordingly, the notes are convertible at the holder’s option through June 30, 2011.  We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the Convertible Notes.  We intend to settle the face value of the Convertible Notes in cash.  Based on an April 2, 2011 stock price of $27.40, the "if converted value" exceeds the face amount of the notes by $652.6 million; however, after giving effect to the exercise of the call options and warrants, the incremental cash or share settlement in excess of the face amount would result in either a 19 million net share issuance or a cash payment of $532.6 million, or a combination of cash and stock, at our option.  We have continued to classify these Convertible Notes as long-term based on our intent and ability to maintain the debt outstanding for at least one year through the use of various funding sources available to us.

Note 10:  Accrued Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years.  Changes in our warranty and product maintenance liabilities are as follows:

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010
Accrual at the beginning of period	$242	$263
Provision	57	38
Settlements	(64)	(58)
Adjustments to prior accrual estimates	(6)	(3)
Accrual at the end of period	$229	$240

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

Note 12. Derivative Instruments and Fair Value Measurements

We measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We prioritize the assumptions that market participants would use in pricing the asset or liability into a three-tier fair value hierarchy.  This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exist, requiring companies to develop their own assumptions.  Observable inputs that do not meet the criteria of Level 1 and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active are categorized as Level 2.  Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are utilized only to the extent that observable inputs are not available or cost-effective to obtain.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The assets and liabilities that are recorded at fair value on a recurring basis consist primarily of our derivative financial instruments, which are categorized as Level 2 in the fair value hierarchy.  The notional and fair value amounts of these instruments that are designated as hedging instruments are provided below:
		Notional Amount		Asset (Liability)
(In millions)	Borrowing Group	April 2, 2011	January 1, 2011	April 2, 2011	January 1, 2011
Assets
Interest rate exchange contracts*	Finance	$473	$628	$28	$34
Investment in other marketable securities	Finance	26	51	26	51
Foreign currency exchange contracts	Manufacturing	655	534	43	39
Total		$1,154	$1,213	$97	$124
Liabilities
Interest rate exchange contracts*	Finance	$469	$451	$(3)	$(6)
Foreign currency exchange contracts	Manufacturing	86	101	(2)	(2)
Total		$555	$552	$(5)	$(8)
*Interest rate exchange contracts represent fair value hedges.

The fair values of derivative instruments for the Manufacturing group are included in either other current assets or accrued liabilities in our balance sheet.  For the Finance group, these instruments are included in either other assets or other liabilities.

The Finance group’s interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared with a standard AA-rated counterparty; however, this had no significant impact on the valuation at April 2, 2011.

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

Investments in other marketable securities represent investments in notes issued by securitization trusts that purchase timeshare notes receivables from timeshare developers and are classified as available for sale.  Fair value for these notes was determined based on bids received from prospective purchasers and observable market inputs for similar securitization interests in markets that are relatively inactive compared with the market environment in which they were originally issued.

Fair Value Hedges
Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates.  By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows.  The amount of ineffectiveness on our fair value hedges and the gain (loss) recorded in the Consolidated Statements of Operations were both insignificant in the first quarter of 2011 and 2010.

Cash Flow Hedges
We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities in the normal course of business.  We primarily utilize forward exchange contracts and purchased options with maturities of no more than 18 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At April 2, 2011, we had a net deferred gain of $29 million in OCI related to these cash flow hedges.  As the underlying transactions occur, we expect to reclassify $15 million of after-tax gains into earnings in the next 12 months and $14 million of after-tax gains into earnings in the following 12-month period.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges.  If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings.  Currency effects on the effective portion of these hedges, which are reflected in the cumulative translation adjustment account within OCI, produced a $24 million after-tax gain in the first quarter of 2011, resulting in an accumulated net gain balance of $38 million at April 2, 2011.  The ineffective portion of these hedges was insignificant.

Activity within accumulated other comprehensive loss and OCI related to the Manufacturing group’s foreign currency exchange contracts is provided in the following table:

		Three Months Ended
(In millions)	Gain (Loss) Location	April 2, 2011	April 3, 2010
Amount of gain recognized in OCI		$6	$6
Effective portion of derivative reclassified from accumulated other comprehensive loss into income	Cost of sales	4	3

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents those assets that are measured at fair value on a nonrecurring basis that had fair value measurement adjustments during the first quarter of 2011 and 2010.  These assets were measured using significant unobservable inputs (Level 3) and include the following:

			Gain (Loss)
	Balance at		Three Months Ended
(In millions)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Finance group
Impaired finance receivables	$508	$510	$(33)	$(46)
Finance receivables held for sale	237	598	(11)	(10)
Other assets	54	67	(6)	(18)

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

Finance Receivables Held for Sale — Finance receivables held for sale are recorded at the lower of cost or fair value.  As a result of our plan to exit the non-captive Finance business certain finance receivables are classified as held for sale.  At April 2, 2011, the finance receivables held for sale are primarily assets in the golf mortgage and timeshare product lines.  Timeshare finance receivables classified as held for sale were identified at the individual loan level; whereas the majority of golf course mortgages were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value.  In the first quarter of 2011, certain golf course mortgages were identified at the individual loan level as a result of their inclusion in a portfolio sale subsequent to the end of the quarter.  These finance receivables are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value.

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

	April 2, 2011		January 1, 2011
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,211)	$(2,892)	$(2,172)	$(2,698)
Finance group
Finance receivables held for investment, excluding leases	3,052	2,875	3,345	3,131
Debt	(3,152)	(3,070)	(3,660)	(3,528)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions.  At April 2, 2011 and January 2, 2010, approximately 35% and 33%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions.  The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations. We utilize the same valuation methodologies to determine the fair value estimates for finance receivables held for investment as used for finance receivables held for sale.

Note 13:  Income Tax Expense

Income tax expense for continuing operations of $15 million for both the first quarter of 2011 and 2010 equated to an effective income tax rate of 32.6% and 136.4%, respectively.  The decrease in the rate was primarily attributable to the write-off of an $11 million deferred tax asset related to a change in the tax treatment of the Medicare Part D program due to U.S. health-care law enacted in the first quarter of 2010 which equated to an effective income tax rate impact of 98.2%.

Note 14:  Segment Information

We operate in, and report financial information for, the following five business segments: Cessna, Bell, Textron Systems, Industrial and Finance.  Segment profit is an important measure used for evaluating performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges.  The measurement for the Finance segment excludes special charges and includes interest income and expense, along with intercompany interest expense.  Provisions for losses on finance receivables involving the sale or lease of our products are recorded by the selling manufacturing division when our Finance group has recourse to the Manufacturing group.

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010
REVENUES
Manufacturing Group
Cessna	$556	$433
Bell	749	618
Textron Systems	445	458
Industrial	703	625
	2,453	2,134
Finance Group	26	76
Total revenues	$2,479	$2,210
SEGMENT OPERATING PROFIT
Manufacturing Group
Cessna	$(38)	$(24)
Bell	91	74
Textron Systems	53	55
Industrial	61	49
	167	154
Finance Group	(44)	(58)
Segment profit	123	96
Special charges	—	(12)
Corporate expenses and other, net	(39)	(37)
Interest expense, net for Manufacturing group	(38)	(36)
Income from continuing operations before income taxes	$46	$11

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues

	Three Months Ended
(Dollars in millions)	April 2, 2011	April 3, 2010
Revenues	$2,479	$2,210
% change compared with prior period	12%

Revenues increased $269 million, 12%, in the first quarter of 2011, compared with the corresponding period of 2010.  This increase was due to revenue increases in the Bell, Cessna and Industrial segments that were partially offset by lower revenue in the Finance and Textron Systems segments.  The net revenue increase included the following factors:

•	Higher revenues of $131 million in the Bell segment, largely due to higher volume in the V-22 program;
•	An increase in Cessna’s revenue of $123 million, primarily due to the mix of light- and mid-size Citation business jets sold during the quarter; and
•	Higher Industrial segment revenues of $78 million, largely due to higher volume reflecting improvements in the automotive industry;
•	Partially offset by lower revenues at the Finance segment of $50 million, primarily attributable to the lower average finance receivable portfolio balance resulting from the continued liquidation; and
•	A decrease in Textron Systems’ revenue of $13 million, largely due to lower aftermarket volume in the Land and Marine Systems product line.

Cost of Sales and Gross Margin

	Three Months Ended
(Dollars in millions)	April 2, 2011	April 3, 2010
Cost of sales	$2,055	$1,776
% change compared with prior period	16%
Gross margin percentage of Manufacturing revenues	16.2%	16.8%

On a dollar basis, cost of sales increased $279 million, 16%, in 2011, largely due to the higher sales volumes.  Cost of sales as a percentage of Manufacturing revenues was 83.8% in the first quarter of 2011 and 83.2% in the first quarter of 2010, primarily due to $17 million in higher research and development costs at Cessna and Bell in the first quarter of 2011, compared with the corresponding period of 2010.

Selling and Administrative Expense

	Three Months Ended
(Dollars in millions)	April 2, 2011	April 3, 2010
Selling and administrative expenses	$304	$285
% change compared with prior period	7%

Selling and administrative expense increased $19 million, 7%, in the first quarter of 2011, compared with the corresponding period of 2010, with a $29 million increase related to the Manufacturing businesses and Corporate,  largely related to the impact of stock appreciation on compensation expense of $10 million and higher marketing, bid and proposal costs.  This increase was partially offset by $10 million of lower expenses at the Finance segment reflecting lower compensation expense associated with a workforce reduction in the non-captive business.

Interest Expense

	Three Months Ended
(Dollars in millions)	April 2, 2011	April 3, 2010
Interest expense	$62	$71
% change compared with prior period	(13)%

Interest expense on the Consolidated Statement of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated.  Our consolidated interest expense decreased $9 million, 13%, in the first quarter of 2011, compared with the corresponding period of 2010, primarily due to a $6 million decrease for the Finance group, largely due to the reduction in its debt as it liquidates the non-captive commercial finance business.

Special Charges

Special charges of $12 million in the first quarter of 2010 represent restructuring costs incurred under the program that was completed at the end of 2010 and primarily represent severance costs.  There were no special charges in the first quarter of 2011.

Backlog

	Three Months Ended
(In millions)	April 2, 2011	January 1, 2011
Bell	$7,318	$7,199
Cessna	2,635	2,928
Textron Systems	1,610	1,598

Backlog at Bell increased $119 million in the first quarter of 2011, compared with the corresponding period of 2010, primarily reflecting higher commercial aircraft orders in excess of deliveries, partially offset by higher deliveries related to the V-22 and H-1 programs.  Backlog declined $293 million at Cessna primarily reflecting deliveries in excess of orders.

Segment Analysis

Segment profit is an important measure used to evaluate performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges.  The measurement for the Finance segment excludes special charges and includes interest income and expense, along with intercompany interest expense.

 Cessna

	Three Months Ended
(Dollars in millions)	April 2, 2011	April 3, 2010	% Change
Revenues	$556	$433	28%
Operating expenses	594	457	30%
Segment loss	(38)	(24)	(58)%
Profit margin	(7)%	(6)%

Cessna Revenues and Operating Expenses
The following factors contributed to the change in revenue from the prior year quarter:

(In millions)	2011 versus 2010
Volume and mix	$124
Other	(1)
Total change	$123

In the first quarter of 2011, Cessna’s revenues increased $123 million, 28%, compared with the corresponding period of

2010, primarily due to the mix of light- and mid-size Citation business jets sold during the quarter.  We delivered 31 Citation business jets in both the first quarter of 2011 and 2010.

Operating expenses increased by $137 million, 30%, in the first quarter of 2011, compared with the corresponding period of 2010, largely due to a change in product mix with more higher-cost business jets sold in the quarter.   In addition, operating expenses were negatively impacted by lower forfeited deposits of $9 million and higher engineering and development expenses of $9 million, primarily due to new product development.

Cessna Segment Loss
The following factors contributed to the change in segment loss from the prior year quarter:

(In millions)	2011 versus 2010
Volume and mix	$17
Inflation, net of pricing	(4)
Performance	(27)
Total change	$(14)

Cessna’s segment loss increased $14 million, 58%, in the first quarter of 2011, compared with the corresponding period of 2010, primarily due to unfavorable performance of $27 million and inflation in excess of pricing of $4 million.  The unfavorable performance included lower forfeited deposits of $9 million, as well as higher engineering and development expenses of $9 million, primarily due to new product development.  These factors were partially offset by a $17 million favorable impact from mix and volume, primarily related to business jet mix.

Bell

	Three Months Ended
(Dollars in millions)	April 2, 2011	April 3, 2010	% Change
Revenues:
V-22 program	$358	$210	70%
Other military	170	198	(14)%
Commercial	221	210	5%
Total revenues	749	618	21%
Operating expenses	658	544	21%
Segment profit	91	74	23%
Profit margin	12%	12%

Bell manufactures helicopters, tiltrotor aircraft, and related spare parts and provides services for military and/or commercial markets.  Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.  During 2011, we continued to ramp up production and deliveries to meet customer schedule requirements for these programs.

Bell Revenues and Operating Expenses
The following factors contributed to the change in revenue from the prior year quarter:

(In millions)	2011 versus 2010
Volume	$124
Other	7
Total change	$131

Bell’s revenues increased $131 million, 21%, in the first quarter of 2011, compared with the corresponding period of 2010, with volume representing 95% of the increase.  Bell’s V-22 program revenues increased $148 million, 70%, in the first quarter of 2011 primarily reflecting higher aircraft deliveries.  We delivered 9 V-22 aircraft during the first quarter of 2011, compared with 4 deliveries in the first quarter of 2010.  Other military revenues decreased $28 million, 14%, in 2011 largely due to a $20 million decrease in aftermarket volume reflecting the completion of several non-recurring programs in 2010, along with timing of deliveries for other programs, partially offset by higher deliveries of H-1 aircraft.  We delivered 4 H-1 aircraft in the first quarter of 2011, compared with 3 deliveries in the first quarter of 2010.  Commercial revenues increased $11 million, primarily due to higher aftermarket volume. Bell delivered 15 commercial aircraft in the quarter, flat with deliveries in the first quarter of 2010.

Bell’s operating expenses increased $114 million, 21%, in the first quarter of 2011, compared with the corresponding period of 2010, primarily due to higher net sales volume. In addition, research and development costs increased $8 million in 2011 related to new product development.

Bell Segment Profit
The following factors contributed to the change in segment profit from the prior year quarter:

(In millions)	2011 versus 2010
Volume and mix	$4
Pricing, net of inflation	3
Performance	10
Total change	$17

Bell’s segment profit increased $17 million, 23%, in the first quarter of 2011, compared with the corresponding period of 2010, primarily due to improved performance, largely attributable to efficiencies achieved from higher production volume.  Bell’s improved performance included $19 million related to the V-22 and H-1 programs, reflecting the impact from efficiencies realized in connection with the ramp-up of production lines and lower overhead and material costs, partially offset by higher research and development costs of $8 million.

Textron Systems

	Three Months Ended
(Dollars in millions)	April 2, 2011	April 3, 2010	% Change
Revenues	$445	$458	(3)%
Operating expenses	392	403	(3)%
Segment profit	53	55	(4)%
Profit margin	12%	12%

Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in revenue from the prior year quarter:

(In millions)	2011 versus 2010
Volume	$(16)
Other	3
Total change	$(13)

Revenues at Textron Systems decreased $13 million, 3%, in the first quarter of 2011, compared with the corresponding period of 2010, primarily due to a $12 million decrease in our Land and Marine Systems product line, largely due to lower armored security vehicle aftermarket volumes.

Textron System’s operating expenses decreased $11 million, 3%, in the first quarter of 2011, compared with the corresponding period of 2010, primarily due to lower net sales volume.

Textron Systems Segment Profit
The following factors contributed to the change in segment profit from the prior year quarter:

(In millions)	2011 versus 2010
Volume and mix	$(5)
Other	3
Total change	$(2)

Segment profit at Textron Systems decreased $2 million, 4%, in the first quarter of 2011, compared with the corresponding period of 2010, primarily due to the impact of lower volume and mix.

Industrial

	Three Months Ended
(Dollars in millions)	April 2, 2011	April 3, 2010	% Change
Revenues:
Fuel systems and functional components	$471	$406	16%
Other industrial	232	219	6%
Total revenues	703	625	12%
Operating expenses	642	576	11%
Segment profit	61	49	24%
Profit margin	9%	8%

Industrial Revenues and Operating Expenses
The following factors contributed to the change in revenue from the prior year quarter:

(In millions)	2011 versus 2010
Volume	$63
Foreign exchange	7
Other	8
Total change	$78

Revenues at the Industrial segment increased $78 million, 12%, in the first quarter of 2011, compared with the corresponding period of 2010.  Fuel systems and functional components revenue increased 16% in the first quarter of 2011, compared with the corresponding period of 2010, primarily due to higher volume of $59 million reflecting improvements in the automotive industry and a favorable foreign exchange impact of $8 million, largely due to fluctuations with the euro.  Other industrial revenues also increased primarily due to higher volume in the powered tools, testing and measurement equipment product line.

The Industrial segment’s operating expenses increased $66 million, 11%, in the first quarter of 2011, compared with the corresponding period of 2010, primarily due to the cost of sales associated with the higher sales volumes and inflation, largely reflecting higher material and labor costs.

Industrial Segment Profit
The following factors contributed to the change in segment profit from the prior year quarter:

(In millions)	2011 versus 2010
Volume	$16
Inflation, net of pricing	(11)
Performance	6
Other	1
Total change	$12

Segment profit for the Industrial segment increased $12 million, 24%, in the first quarter of 2011, compared with the corresponding period of 2010, primarily due to a $16 million impact from higher volume.  Inflation in excess of pricing largely reflects higher material costs in all of the industrial businesses and higher labor cost in our fuel systems and functional components business.  The improved cost performance largely reflects the timing of recoveries from customers related to engineering costs incurred in our fuel systems and functional components business.

Finance

	Three Months Ended
(Dollars in millions)	April 2, 2011	April 3, 2010	% Change
Revenues	$26	$76	(66)%
Segment loss	(44)	(58)	24%

Our plan to exit the non-captive commercial finance business in our Finance segment is being effected through a combination of orderly liquidation and selected sales of the remaining non-captive finance receivables.  The exit plan is expected to be substantially complete over the next three to five years.

Finance Revenues
Finance segment revenues decreased $50 million, 66%, in the first quarter of 2011, compared with the corresponding period of 2010, primarily due to the following factors:
•	$31 million attributable to the lower average finance receivable portfolio balance of $2.2 billion;
•	$9 million in higher portfolio losses, net of gains; and
•	$7 million of lower accretion of valuation allowance.

Portfolio losses, net of gains increased primarily as a result of a $13 million gain on the sale of a distribution finance receivable portfolio in the first quarter of 2010 and higher portfolio losses in the timeshare portfolio in the first quarter of 2011, primarily the result of an early payoff of one significant notes receivable loan, partially offset by lower impairment charges in the structured capital portfolio.

Finance Segment Loss
Finance segment loss decreased $14 million, 24%, in the first quarter of 2011, compared with the corresponding period of 2010, primarily due to the following factors:

•	$43 million in lower provision for loan losses, primarily the result of a decline in the accounts identified as nonaccrual during the quarter as compared to last year; and
•	$10 million in lower operating and administrative expenses, primarily due to lower compensation expense associated with a workforce reduction in the non-captive business;
•	Partially offset by a $20 million reduction in interest margin resulting from the lower average finance receivable portfolio balance of $2.2 billion;
•	$9 million in higher portfolio losses, net of gains; and
•	$7 million of lower accretion of valuation allowance.

Finance Portfolio Quality
The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment.  Finance receivables held for sale are reflected at fair value on the Consolidated Balance Sheets.  As a result, finance receivables held for sale are not included in the credit performance statistics below.

(Dollars in millions)	April 2, 2011	January 1, 2011
Finance receivables held for investment	$3,904	$4,213
Nonaccrual finance receivables	$836	$850
Allowance for losses	$338	$342
Ratio of nonaccrual finance receivables to finance receivables held for investment	21.40%	20.17%
Ratio of allowance for losses on impaired nonaccrual finance receivables to impaired nonaccrual finance receivables	25.55%	23.82%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables held for investment	40.41%	40.30%
Ratio of allowance for losses on finance receivables to finance receivables held for investment	8.65%	8.13%
60+ days contractual delinquency as a percentage of finance receivables	10.71%	9.77%
60+ days contractual delinquency	$418	$411
Repossessed assets and properties	$147	$157
Operating assets received in satisfaction of troubled finance receivables	$100	$107

At April 2, 2011, finance receivables held for investment included $1.7 billion of non-captive finance receivables, compared with $1.9 billion at the end of 2010.  In addition, finance receivables held for sale by the non-captive business totaled $237 million at April 2, 2011, compared with $413 million at the end of 2010.

We believe that the percentage of nonaccrual finance receivables generally will remain high as we execute our non-captive liquidation plan.  The liquidation plan is also likely to result in a slower rate of liquidation for nonaccrual finance receivables.  See Note 7 to the Consolidated Financial Statements for more detailed information on the nonaccrual finance receivables by product line, along with a summary of finance receivables held for investment based on our internally assigned credit quality indicators.

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	April 2, 2011	January 1, 2011
Manufacturing group
Cash and equivalents	$986	$898
Debt	2,549	2,302
Shareholders’ equity	3,052	2,972
Capital (debt plus shareholders’ equity)	5,601	5,274
Net debt (net of cash and equivalents) to capital	33.9%	32.1%
Debt to capital	45.5%	43.6%
Finance group
Cash and equivalents	$36	$33
Debt	3,152	3,660

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

On March 23, 2011, Textron Inc. entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion.  This facility agreement expires in March 2015 and replaces the $1.25 billion 5-year facility that was scheduled to expire in April 2012. TFC also has a credit facility that expires in April 2012.  During the first quarter of 2011, the borrowing capacity of TFC’s facility was reduced to an aggregate principal amount of $1.45 billion.  At April 2, 2011, there were no amounts outstanding under the Textron Inc. facility and $1.2 billion outstanding under TFC’s facility.

In the first quarter of 2011, we liquidated $485 million of the Finance group’s finance receivables, net of originations. These finance receivable reductions occurred in both the non-captive and captive finance portfolios but were primarily driven by the non-captive portfolio in connection with our exit plan, including $272 million in the timeshare product line.  These reductions resulted from the combination of scheduled finance receivable collections, sales, discounted payoffs, repossession of collateral, charge-offs and impairment charges recorded as portfolio losses, net of gains in our Consolidated Statements of Operations.  At April 2, 2011, $1.9 billion of finance receivables remained in the non-captive portfolio.

In 2009, we issued $600 million of 4.5% Convertible Senior Notes with a maturity date of May 1, 2013 as discussed in Note 8 to the Consolidated Financial Statements.  For at least 20 trading days during the 30 consecutive trading days ended March 31, 2011, our common stock price exceeded the $17.06 per share conversion threshold price set forth for these Convertible Notes.  Accordingly, the notes are convertible at the holder’s option through June 30, 2011.  We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the Convertible Notes.  We intend to settle the face value of the Convertible Notes in cash.  We have continued to classify these Convertible Notes as long term based on our intent and ability to maintain the debt outstanding for at least one year through the use of various funding sources available to us.

Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statement of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010
Operating activities	$73	$(66)
Investing activities	(121)	(75)
Financing activities	129	(166)

Cash flow from operating activities improved in the first quarter of 2011, compared with the corresponding period of 2010 primarily due to higher earnings for the Manufacturing group, adjusted for non-cash items such as depreciation and amortization.  Cash used for restructuring activities totaled $22 million and $16 million in the first quarter of 2011 and 2010, respectively.

We used more cash for investing activities largely due to higher capital expenditures, which totaled $78 million and $38 million in the first quarter of 2011 and 2010, respectively.

In the first quarter of 2011, we began to issue commercial paper again for our short-term financing needs, ending the quarter with $203 million of outstanding borrowings.  We also loaned $60 million to the Finance group in the first quarter of 2011, compared with $150 million in the first quarter of 2010.

Capital Contributions Paid To and Dividends Received From TFC
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

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010
Dividends paid by TFC to Textron Inc.	$130	$125
Capital contributions paid to TFC under Support Agreement	(63)	(75)

An additional cash contribution of $49 million was paid to TFC on April 11, 2011 as required by the Support Agreement.

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

Finance Group Cash Flows
The cash flows from continuing operations for the Finance group are summarized below:

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010
Operating activities	$(29)	$(50)
Investing activities	513	771
Financing activities	(482)	(785)

The Finance group used less cash for operating activities largely due to a $51 million payment made to the Manufacturing group in the first quarter of 2010 under the tax sharing agreement for which there were less than $1 million in tax payments in the first quarter of 2011.  This was partially offset by lower earnings for the Finance group after adjusting for non-cash items such as provision for losses on finance receivables.

Cash receipts from the collection of finance receivables continued to outpace finance receivable originations, which resulted in net cash inflow from investing activities in both quarters.  Finance receivables repaid and proceeds from sales totaled $579 million and $937 million in the first quarter of 2011 and 2010, respectively, while cash outflows for originations declined to $125 million in the first quarter of 2011 from $226 million in the first quarter of 2010.  These decreases were largely driven by the wind down of the non-captive finance receivable portfolio.

In the first quarter of 2011, TFC made a discretionary payment of $250 million against the outstanding balance on its bank line of credit; however, cash used for financing activities was lower in 2011 primarily due to $410 million in long-term debt repayments in the first quarter of 2011, compared with $925 million in the first quarter of 2010.  In addition, the Finance group received $144 million in proceeds from the issuance of long-term debt in the first quarter of 2011, compared with $20 million in the first quarter of 2010.

TFC borrowed $60 million and $150 million from Textron Inc. with interest in the first quarter of 2011 and 2010, respectively, to pay down maturing debt.  As of April 2, 2011 and January 1, 2011, the outstanding balance due to Textron Inc. for these borrowings was $375 million and $315 million, respectively.

Consolidated Cash Flows
The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010
Operating activities	$55	$(89)
Investing activities	355	639
Financing activities	(327)	(921)

Cash flow from operating activities improved in the first quarter of 2011, compared with the corresponding period of 2010 primarily due to higher earnings for the Manufacturing group, adjusted for non-cash items such as depreciation and amortization.

Cash receipts from the collection of finance receivables continued to outpace finance receivable originations, which resulted in net cash inflow from investing activities in both quarters.  Finance receivables repaid and proceeds from sales totaled $458 million and $778 million in the first quarter of 2011 and 2010, respectively, while cash outflows for originations declined to $76 million in the first quarter of 2011 from $145 million in the first quarter of 2010.  These decreases were largely driven by the wind down of the non-captive finance receivable portfolio.  We also had higher capital expenditures of $78 million and $38 million in the first quarter of 2011 and 2010, respectively.

In the first quarter of 2011, we began to issue commercial paper again for our short-term financing needs, ending the quarter with $203 million of outstanding borrowings.  The net proceeds from these borrowings were more than offset by a $250 million discretionary payment made by TFC against the outstanding balance on its bank line of credit.  Total cash used for financing activities was lower in 2011 primarily due to lower repayments of long-term debt of $417 million in the first quarter of 2011, compared with $936 million in the first quarter of 2010.  In addition, we received proceeds of $144 million in the first quarter of 2011 from the issuance of debt, compared with $20 million in the first quarter of 2010.

Captive Financing and Other Intercompany Transactions
The Finance group finances retail purchases and leases for new and used aircraft and equipment in support of our Manufacturing group, otherwise known as captive financing.  In the Consolidated Statements of Cash Flows, cash received from customers or from securitizations is reflected as operating activities when received from third parties.  However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group.  For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows.  Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow.  Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing.  These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated from the Consolidated Statements of Cash Flows.

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(49)	$(81)
Cash received from customers and sale of receivables	121	159
Other capital contributions made to Finance group	(40)	(20)
Other	5	(1)
Total reclassifications from investing activities	37	57
Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group under Support Agreement	63	75
Dividends received by Manufacturing group from Finance group	(130)	(125)
Other capital contributions made to Finance group	40	20
Other	1	—
Total reclassifications from financing activities	(26)	(30)
Total reclassifications and adjustments to cash flow from operating activities	$11	$27

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the three months ended April 2, 2011.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2010 Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.	OTHER INFORMATION

(a)
The Annual Meeting of Shareholders of Textron Inc. was held on April 27, 2011 in Providence, Rhode Island. Of the 276,158,767 shares outstanding as of the record date, 240,389,315 shares (approximately 87%) were present or represented by proxy at the meeting.

The results of the voting on the matters submitted to the shareholders are as follows:

1.	The following persons were elected to serve as directors until the next annual shareholders’ meeting and received the votes listed:

	For	Against	Abstain	Broker Non-Vote
James T. Conway	204,515,287	5,944,022	3,896,211	26,033,795
Paul E. Gagné	195,314,749	15,101,512	3,939,259	26,033,795
Dain M. Hancock	203,499,840	6,831,360	4,024,319	26,033,796
Lloyd G. Trotter	197,299,657	12,969,982	4,085,882	26,033,794

The following directors have terms of office which continued after the meeting:  Class I expiring in 2012:  Scott C. Donnelly, Lawrence K. Fish and Joe T. Ford and Class II expiring in 2013:  Kathleen M. Bader, R. Kerry Clark, Ivor J. Evans, Lord Powell of Bayswater KCMG and James L. Ziemer.

2.	The advisory vote on the compensation of our named executive officers, as disclosed in our proxy statement, was approved by the following vote:

For	Against	Abstain	Broker Non-Vote
173,787,999	33,876,953	5,431,267	27,293,096

3.	The advisory vote on the frequency of advisory votes on executive compensation received the following votes:

One Year	Two Years	Three Years	Abstain	Broker Non-Vote
187,994,457	1,922,661	18,957,282	5,219,891	26,295,024

In light of these results, and consistent with the Board’s recommendation, the Board has determined that Textron will include a shareholder vote on the compensation of its named executive officers in its proxy materials annually until the next required vote on the frequency of shareholder votes on the compensation of executives.

4.
The amendment to our Restated Certificate of Incorporation to provide a right for holders that have owned continuously for a period of at least one year  not less than 25% of our outstanding shares of common stock to call a special meeting of shareholders was approved by the following vote:

For	Against	Abstain	Broker Non-Vote
231,261,185	4,908,867	3,221,377	0

Also, the amendment to Section 2.03 of our Amended and Restated By-Laws, which was approved by the Board of Directors contingent upon shareholder approval of the special meeting amendment, has become effective; this amendment revises the By-Laws to establish procedures by which 25% shareholders may require our Corporate Secretary to call a special meeting.  In addition, the By-Law amendment imposes certain procedural requirements on shareholders requesting such a meeting (including the provision of the same information required for shareholder proposals at annual meetings under our advance notice by-law provisions) and imposes qualifications designed to prevent duplicative and unnecessary meetings by eliminating proposals that:

·	are not proper subjects for shareholder action under, or involve a violation of, applicable law;
·	are received during the period beginning 90 days prior to the anniversary of the prior annual meeting of shareholders and ending on the date of the next annual meeting of shareholders;
·
are substantially similar to another item, other than the election of directors, that was presented at a meeting of shareholders held within the prior 12 months, as determined in good faith by the Board; or

·
are substantially similar to another item that is included in our notice as an item of business to be brought before a shareholder meeting that has been called but not yet held or that is called for a date within 90 days of the receipt of the request, as determined in good faith by the Board.

5.	The appointment of Ernst & Young LLP by the Audit Committee as Textron's independent registered public accounting firm for 2011 was ratified by the following vote:

For	Against	Abstain	Broker Non-Vote
233,624,826	2,438,471	3,328,128	0

(b)
On April 25, 2011, we entered into a Hangar License and Services Agreement with our Chief Executive Officer's limited liability company under which Mr. Donnelly's LLC subleases a portion of Textron’s leased hangar space for his personal airplane and may obtain certain aircraft maintenance and other services from Textron for his aircraft. Fees for hangar space, maintenance, fuel and all other services are set at market rates, and Mr. Donnelly fully reimburses us at such market rates and for any expenses incurred by the company.  We also entered into a Hangar License and Services Agreement on the same date with our Chief Financial Officer's limited liability company under which Mr. Connor’s LLC leases a portion of our hangar space for his personal airplane at a market rate. No other services are currently provided with respect to Mr. Connor’s aircraft

Item 6.	EXHIBITS

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Textron Inc., filed with the Secretary of State of Delaware on April 27, 2011

3.2	Amended and Restated By-Laws of Textron Inc., effective April 28, 2010 and as further amended April 27, 2011

10.1	Hangar License and Services Agreement made and entered into on April 25, 2011 to be effective as of December 5, 2010, between Textron Inc. and Mr. Donnelly’s limited liability company

10.2	Hangar License and Services Agreement made and entered into on April 25, 2011 to be effective as of December 5, 2010, between Textron Inc. and Mr. Connor’s limited liability company

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date:	April 28, 2011	/s/Richard L. Yates
Richard L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Textron Inc., filed with the Secretary of State of Delaware on April 27, 2011

3.2	Amended and Restated By-Laws of Textron Inc., effective April 28, 2010 and as further amended April 27, 2011

10.1	Hangar License and Services Agreement made and entered into on April 25, 2011 to be effective as of December 5, 2010, between Textron Inc. and Mr. Donnelly’s limited liability company

10.2	Hangar License and Services Agreement made and entered into on April 25, 2011 to be effective as of December 5, 2010, between Textron Inc. and Mr. Connor’s limited liability company

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.