Form 10-Q
period 2011-07-02
TEXTRON INC
filed 2011-07-29
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
As of July 15, 2011, there were 277,332,707 shares of common stock outstanding.

TEXTRON INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
(In millions, except per share amounts)	2011	2010	2011	2010

Revenues
Manufacturing revenues	$2,695	$2,653	$5,148	$4,787
Finance revenues	33	56	59	132

Total revenues	2,728	2,709	5,207	4,919

Costs, expenses and other
Cost of sales	2,225	2,188	4,280	3,963
Selling and administrative expense	295	299	599	585
Provision for losses on finance receivables	12	44	24	99
Interest expense	61	69	123	140
Special charges	—	10	—	22

Total costs, expenses and other	2,593	2,610	5,026	4,809

Income from continuing operations before income taxes	135	99	181	110
Income tax expense	43	18	58	33

Income from continuing operations	92	81	123	77
Income (loss) from discontinued operations, net of income taxes	(2)	1	(4)	(3)

Net income	$90	$82	$119	$74

Basic earnings per share
Continuing operations	$0.33	$0.30	$0.44	$0.28
Discontinued operations	(0.01)	—	(0.01)	(0.01)

Basic earnings per share	$0.32	$0.30	$0.43	$0.27

Diluted earnings per share
Continuing operations	$0.29	$0.27	$0.39	$0.26
Discontinued operations	—	—	(0.01)	(0.01)

Diluted earnings per share	$0.29	$0.27	$0.38	$0.25

Dividends per share
Common stock	$0.02	$0.02	$0.04	$0.04

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

	July 2,	January 1,
(Dollars in millions)	2011	2011

Assets
Manufacturing group
Cash and equivalents	$610	$898
Accounts receivable, net	874	892
Inventories	2,562	2,277
Other current assets	1,395	980

Total current assets	5,441	5,047

Property, plant and equipment, less accumulated depreciation and amortization of $3,040 and $2,869	1,964	1,932
Goodwill	1,651	1,632
Other assets	1,692	1,722

Total Manufacturing group assets	10,748	10,333

Finance group
Cash and equivalents	41	33
Finance receivables held for investment, net	3,345	3,871
Finance receivables held for sale	180	413
Other assets	525	632

Total Finance group assets	4,091	4,949

Total assets	$14,839	$15,282

Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term and current portion of long-term debt	$351	$19
Accounts payable	742	622
Accrued liabilities	1,915	2,016

Total current liabilities	3,008	2,657

Other liabilities	2,865	2,993
Long-term debt	2,192	2,283

Total Manufacturing group liabilities	8,065	7,933

Finance group
Other liabilities	379	391
Due to Manufacturing group	722	326
Debt	2,499	3,660

Total Finance group liabilities	3,600	4,377

Total liabilities	11,665	12,310

Shareholders’ equity
Common stock	35	35
Capital surplus	1,278	1,301
Retained earnings	3,145	3,037
Accumulated other comprehensive loss	(1,260)	(1,316)

	3,198	3,057
Less cost of treasury shares	24	85

Total shareholders’ equity	3,174	2,972

Total liabilities and shareholders’ equity	$14,839	$15,282

Common shares outstanding (in thousands)	277,224	275,739

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended July 2, 2011 and July 3, 2010, respectively

	Consolidated

(In millions)	2011	2010

Cash flows from operating activities:
Net income	$119	$74
Less: Income (loss) from discontinued operations	(4)	(3)

Income from continuing operations	123	77
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	195	187
Provision for losses on finance receivables held for investment	24	99
Portfolio losses on finance receivables	44	50
Deferred income taxes	57	11
Other, net	79	55
Changes in assets and liabilities:
Accounts receivable, net	36	(94)
Inventories	(276)	(217)
Other assets	(51)	56
Accounts payable	110	152
Accrued and other liabilities	(230)	(285)
Captive finance receivables, net	106	159
Other operating activities, net	2	—

Net cash provided by operating activities of continuing operations	219	250
Net cash used in operating activities of discontinued operations	(2)	(3)

Net cash provided by operating activities	217	247

Cash flows from investing activities:
Finance receivables originated or purchased	(110)	(270)
Finance receivables repaid	422	990
Proceeds on receivable sales	257	343
Capital expenditures	(169)	(83)
Net cash used in acquisitions	(3)	(43)
Proceeds from sale of repossessed assets and properties	72	66
Other investing activities, net	32	36

Net cash provided by investing activities	501	1,039

Cash flows from financing activities:
Payments on long-term lines of credit	(940)	(502)
Increase in short-term debt	189	—
Principal payments on long-term debt	(511)	(1,491)
Proceeds from issuance of long-term debt	265	28
Proceeds from option exercises	4	2
Dividends paid	(11)	(11)
Other financing activities, net	(5)	—

Net cash used in financing activities	(1,009)	(1,974)

Effect of exchange rate changes on cash and equivalents	11	(13)

Net decrease in cash and equivalents	(280)	(701)
Cash and equivalents at beginning of period	931	1,892

Cash and equivalents at end of period	$651	$1,191

See Notes to the consolidated financial statements

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended July 2, 2011 and July 3, 2010, respectively

	Manufacturing Group		Finance Group

(In millions)	2011	2010	2011	2010

Cash flows from operating activities:
Net income (loss)	$171	$152	$(52)	$(78)
Less: Income (loss) from discontinued operations	(4)	(3)	—	—

Income from continuing operations	175	155	(52)	(78)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from TFC	179	215	—	—
Capital contribution paid to TFC under Support Agreement	(112)	(146)	—	—
Non-cash items:
Depreciation and amortization	180	170	15	17
Provision for losses on finance receivables held for investment	—	—	24	99
Portfolio losses on finance receivables	—	—	44	50
Deferred income taxes	50	32	7	(21)
Other, net	66	55	13	—
Changes in assets and liabilities:
Accounts receivable, net	36	(94)	—	—
Inventories	(279)	(217)	—	—
Other assets	(51)	51	(3)	1
Accounts payable	110	152	—	—
Accrued and other liabilities	(210)	(206)	(20)	(79)
Other operating activities, net	2	(1)	—	—

Net cash provided by (used in) operating activities of continuing operations	146	166	28	(11)
Net cash used in operating activities of discontinued operations	(2)	(3)	—	—

Net cash provided by (used in) operating activities	144	163	28	(11)

Cash flows from investing activities:
Finance receivables originated or purchased	—	—	(244)	(471)
Finance receivables repaid	—	—	662	1,350
Proceeds on receivable sales	—	—	257	343
Capital expenditures	(169)	(83)	—	—
Net cash used in acquisitions	(3)	(43)	—	—
Proceeds from sale of repossessed assets and properties	—	—	72	66
Other investing activities, net	(39)	(17)	37	38

Net cash provided by (used in) investing activities	(211)	(143)	784	1,326

Cash flows from financing activities:
Payments on long-term lines of credit	—	(502)	(940)	—
Increase in short-term debt	189	—	—	—
Intergroup financing	(395)	(212)	395	212
Principal payments on long-term debt	(13)	(11)	(498)	(1,480)
Proceeds from issuance of long-term debt	—	—	265	28
Proceeds from option exercises	4	2	—	—
Capital contributions paid to TFC under Support Agreement	—	—	112	146
Other capital contributions paid to Finance group	—	—	40	20
Dividends paid	(11)	(11)	(179)	(215)
Other financing activities, net	(5)	—	—	—

Net cash used in financing activities	(231)	(734)	(805)	(1,289)

Effect of exchange rate changes on cash and equivalents	10	(13)	1	—

Net increase (decrease) in cash and equivalents	(288)	(727)	8	26
Cash and equivalents at beginning of period	898	1,748	33	144

Cash and equivalents at end of period	$610	$1,021	$41	$170

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
Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc. consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments. The Finance group, which also is the Finance segment, consists of Textron Financial Corporation, its consolidated subsidiaries and three other finance subsidiaries owned by Textron Inc. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the consolidated financial statements. All significant intercompany transactions are eliminated from the consolidated financial statements, including retail and wholesale financing activities for inventory sold by our Manufacturing group and financed by our Finance group.
Note 2: Special Charges
In 2010, special charges included restructuring costs incurred under a restructuring program that was completed at the end of 2010. There were no special charges in the first half of 2011.
Restructuring costs by segment and type for the three and six months ended July 3, 2010 are as follows:

	Severance	Contract
(In millions)	Costs	Terminations	Total

Three Months Ended July 3, 2010

Cessna	$6	$—	$6
Textron Systems	1	—	1
Finance	2	1	3

	$9	$1	$10

Six Months Ended July 3, 2010

Cessna	$14	$2	$16
Bell	1	—	1
Textron Systems	1	—	1
Finance	5	1	6
Corporate	(2)	—	(2)

	$19	$3	$22

An analysis of our restructuring reserve activity is summarized below:

	Severance	Contract
(In millions)	Costs	Terminations	Total

Balance at January 1, 2011	$57	$5	$62
Cash paid	(33)	(1)	(34)

Balance at July 2, 2011	$24	$4	$28

Note 3: Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees. The components of net periodic benefit cost for these plans are as follows:

			Postretirement Benefits
	Pension Benefits		Other Than Pensions

	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Three Months Ended

Service cost	$32	$31	$2	$2
Interest cost	82	79	8	8
Expected return on plan assets	(98)	(92)	—	—
Amortization of prior service cost (credit)	4	4	(2)	(1)
Amortization of net loss	19	9	3	3

Net periodic benefit cost	$39	$31	$11	$12

Six Months Ended

Service cost	$64	$62	$4	$4
Interest cost	164	158	16	16
Expected return on plan assets	(196)	(184)	—	—
Amortization of prior service cost (credit)	8	8	(3)	(2)
Amortization of net loss	38	18	6	6

Net periodic benefit cost	$78	$62	$23	$24

Note 4: Comprehensive Income
Our comprehensive income, net of taxes, is provided below:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Net income	$90	$82	$119	$74
Other comprehensive income (loss):
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	15	10	33	20
Deferred gains on hedge contracts	2	—	8	7
Foreign currency translation and other	3	(32)	15	(41)

Comprehensive income	$110	$60	$175	$60

Note 5: Earnings Per Share
We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period. Basic earnings per share is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends. Diluted earnings per share considers the dilutive effect of all potential future common stock, including stock options, restricted stock units and the shares that could be issued upon the conversion of our convertible notes and upon the exercise of the related warrants. The convertible note call options purchased in connection with the issuance of the convertible notes are excluded from the calculation of diluted EPS as their impact is always anti-dilutive.
Upon conversion of our convertible notes, as described in Note 8, the principal amount would be settled in cash and the excess of the conversion value, as defined, over the principal amount may be settled in cash and/or shares of our common stock. Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over the principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS.

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2011	2010	2011	2010

Basic weighted-average shares outstanding	277,406	274,098	276,882	273,636
Dilutive effect of convertible notes, warrants, stock options and restricted stock units	37,802	28,299	40,379	28,133

Diluted weighted-average shares outstanding	315,208	302,397	317,261	301,769

Stock options to purchase 3 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for both the three- and six-month periods ended July 2, 2011 as the exercise prices were greater than the average market price of our common stock for the periods. Stock options to purchase 6 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for both the three- and six-month periods ended July 3, 2010 as the exercise prices were greater than the average market price of our common stock for the periods. These securities could potentially dilute earnings per share in the future.
Note 6: Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

	July 2,	January 1,
(In millions)	2011	2011

Commercial	$572	$496
U.S. Government contracts	320	416

	892	912
Allowance for doubtful accounts	(18)	(20)

	$874	$892

We have unbillable receivables on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $165 million at July 2, 2011 and $195 million at January 1, 2011.
Finance Receivables
Finance receivables by product line, which includes both finance receivables held for investment and finance receivables held for sale, are presented in the following table:

(Dollars in millions)	July 2, 2011		January 1, 2011

Aviation	$1,985	52%	$2,120	46%
Golf equipment	167	4	212	5
Golf mortgage	746	20	876	19
Timeshare	543	14	894	19
Structured capital	281	7	317	7
Other liquidating	102	3	207	4

Total finance receivables	3,824	100%	4,626	100%
Less: Allowance for losses	299		342
Less: Finance receivables held for sale	180		413

Total finance receivables held for investment, net	$3,345		$3,871

Credit Quality Indicators and Nonaccrual Finance Receivables
We internally assess the quality of our finance receivables held for investment portfolio based on a number of key credit quality indicators and statistics such as delinquency, loan balance to collateral value, the liquidity position of individual borrowers and guarantors, debt service coverage in the golf mortgage product line and default rates of our notes receivable collateral in the timeshare product line. Because many of these indicators are difficult to apply across an entire class of receivables, we evaluate individual loans on a quarterly basis and classify these loans into three categories based on the key credit quality indicators for the individual loan. These three categories are performing, watchlist and nonaccrual.
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
A summary of finance receivables held for investment categorized based on the internally assigned credit quality indicators discussed above is as follows:

	July 2, 2011				January 1, 2011
(In millions)	Performing	Watchlist	Nonaccrual	Total	Performing	Watchlist	Nonaccrual	Total

Aviation	$1,640	$203	$142	$1,985	$1,713	$238	$169	$2,120
Golf equipment	110	42	15	167	138	51	23	212
Golf mortgage	192	201	226	619	163	303	219	685
Timeshare	206	27	277	510	222	77	382	681
Structured capital	255	26	—	281	290	27	—	317
Other liquidating	44	2	36	82	130	11	57	198

Total	$2,447	$501	$696	$3,644	$2,656	$707	$850	$4,213

% of Total	67.2%	13.7%	19.1%		63.0%	16.8%	20.2%

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
Finance receivables held for investment by delinquency aging category is summarized in the tables below:

	Less Than			Greater Than
	31 Days	31-60 Days	61-90 Days	90 Days
(In millions)	Past Due	Past Due	Past Due	Past Due	Total

July 2, 2011
Aviation	$1,842	$44	$38	$61	$1,985
Golf equipment	144	11	3	9	167
Golf mortgage	522	12	—	85	619
Timeshare	425	—	—	85	510
Structured capital	281	—	—	—	281
Other liquidating	59	2	1	20	82

Total	$3,273	$69	$42	$260	$3,644

January 1, 2011
Aviation	$1,964	$67	$41	$48	$2,120
Golf equipment	171	13	9	19	212
Golf mortgage	543	12	7	123	685
Timeshare	533	14	6	128	681
Structured capital	317	—	—	—	317
Other liquidating	166	2	1	29	198

Total	$3,694	$108	$64	$347	$4,213

At July 2, 2011, accrual status loans that were 90 days past due totaled $7 million. We had no accrual status loans that were 90 days past due at January 1, 2011. At July 2, 2011, the 60+ days contractual delinquency as a percentage of finance receivables held for investment was 8.29%, compared with 9.77% at January 1, 2011.
Impaired Loans
We evaluate individual finance receivables held for investment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios for impairment on a quarterly basis. Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. There was no significant interest income recognized on impaired loans in the first half of 2011 or 2010.
The average recorded investment in impaired loans for the first half of 2011 and 2010 is provided below:

		Golf	Golf		Other
(In millions)	Aviation	Equipment	Mortgage	Timeshare	Liquidating	Total

For the six months ended July 2, 2011

Impaired loans with a related allowance for losses recorded	$136	$4	$193	$309	$18	$660
Impaired loans with no related allowance for losses recorded	20	—	92	48	18	178

Total	$156	$4	$285	$357	$36	$838

For the six months ended July 3, 2010

Impaired loans with a related allowance for losses recorded	$210	$4	$183	$357	$24	$778
Impaired loans with no related allowance for losses recorded	12	2	116	63	69	262

Total	$222	$6	$299	$420	$93	$1,040

A summary of impaired finance receivables, excluding leveraged leases, and related allowance for losses is provided below:

		Golf	Golf		Other
(In millions)	Aviation	Equipment	Mortgage	Timeshare	Liquidating	Total

July 2, 2011

Impaired loans with a related allowance for losses recorded:
Recorded investment	$118	$3	$198	$245	$18	$582
Unpaid principal balance	120	3	208	281	24	636
Related allowance	43	1	44	86	9	183

Impaired loans with no related allowance for losses recorded:
Recorded investment	22	—	96	77	10	205
Unpaid principal balance	22	—	102	77	51	252

Total impaired loans:
Recorded investment	140	3	294	322	28	787
Unpaid principal balance	142	3	310	358	75	888
Related allowance	43	1	44	86	9	183

January 1, 2011

Impaired loans with a related allowance for losses recorded:
Recorded investment	$147	$4	$175	$355	$16	$697
Unpaid principal balance	144	5	178	385	15	727
Related allowance	45	2	39	102	3	191

Impaired loans with no related allowance for losses recorded:
Recorded investment	17	—	138	69	30	254
Unpaid principal balance	21	—	146	74	89	330

Total impaired loans:
Recorded investment	164	4	313	424	46	951
Unpaid principal balance	165	5	324	459	104	1,057
Related allowance	45	2	39	102	3	191

Allowance for Losses
We maintain the allowance for losses on finance receivables held for investment at a level considered adequate to cover inherent losses in the portfolio based on management’s evaluation and analysis by product line. For larger balance accounts specifically identified as impaired, including large accounts in homogeneous portfolios, a reserve is established based on comparing the carrying value with either a) the expected future cash flows, discounted at the finance receivable’s effective interest rate; or b) the fair value, if the finance receivable is collateral dependent. The expected future cash flows consider collateral value; financial performance and liquidity of our borrower; existence and financial strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession/foreclosure and eventual disposal of collateral. When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the potential outcomes based on their relative likelihood of occurrence using the probability-weighted approach.
The evaluation of our portfolios is inherently subjective as it requires estimates. These estimates include the amount and timing of future cash flows expected to be received on impaired finance receivables and the underlying collateral, which may differ from actual results. While our analysis is specific to each individual account, the most critical factors included in this analysis vary by product line. For the aviation product line, these factors include industry valuation guides, physical condition of the aircraft, payment history, and existence and financial strength of guarantors. For the golf equipment line, the critical factors are the age and condition of the collateral, while the factors for the golf mortgage line include historical golf course, hotel or marina cash flow performance; estimates of golf rounds and price per round or occupancy and room rates; market discount and capitalization rates; and existence and financial strength of guarantors. For the timeshare product line, the critical factors are the historical performance of consumer notes receivable collateral, real estate valuations, operating expenses of the borrower, the impact of bankruptcy court rulings on the value of the collateral, legal and other professional expenses and borrower’s access to capital.
We also establish an allowance for losses by product line to cover probable but specifically unknown losses existing in the portfolio. For homogeneous portfolios, including the aviation and golf equipment product lines, the allowance is established as a percentage of non-recourse finance receivables, which have not been identified as requiring specific reserves. The percentage is based on a combination of factors, including historical loss experience, current delinquency and default trends, collateral values, and both general economic and specific industry trends. For non-homogeneous portfolios, including the golf mortgage and timeshare product lines, the allowance is established as a percentage of watchlist balances, as defined on page 10, which represents a combination of assumed default likelihood and loss severity based on historical experience, industry trends and collateral values. In establishing our allowance for losses to cover accounts not specifically identified, the most critical factors for the aviation product line include the collateral value of the portfolio, historical default experience and delinquency trends; for golf equipment, factors considered include historical loss experience and delinquency trends; and for golf mortgage, factors include an evaluation of individual loan credit quality indicators such as delinquency, loan balance to collateral value, debt service coverage, existence and financial strength of guarantors, historical progression from watchlist to nonaccrual status and historical loss severity. For the timeshare product line, we evaluate individual loan credit quality indicators such as borrowing base shortfalls for revolving notes receivable facilities, default rates of our notes receivable collateral, borrower’s access to capital, historical progression from watchlist to nonaccrual status and estimates of loss severity based on analysis of impaired loans in the product line.
Finance receivables held for investment are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date when the collateral is repossessed or when no payment has been received for six months unless management deems the receivable collectable. Finance receivables are charged off when the remaining balance is deemed to be uncollectible.

A rollforward of the allowance for losses on finance receivables held for investment and a summary of its composition, based on how the underlying finance receivables are evaluated for impairment, is presented below. The finance receivables reported in the following table specifically exclude $281 million of leveraged leases at both July 2, 2011 and July 3, 2010, in accordance with authoritative accounting standards:

					Structured
					Capital and
		Golf	Golf		Other
(In millions)	Aviation	Equipment	Mortgage	Timeshare	Liquidating	Total

For the six months ended July 2, 2011

Allowance for losses
Beginning balance	$107	$16	$79	$106	$34	$342
Provision for losses	16	(2)	(1)	10	1	24
Net charge-offs and transfers	(17)	(3)	(4)	(28)	(15)	(67)

Ending balance	$106	$11	$74	$88	$20	$299

Ending balance based on individual evaluations	43	1	44	86	9	183
Ending balance based on collective evaluation	63	10	30	2	11	116

Finance receivables
Individually evaluated for impairment	$140	$3	$294	$322	$28	$787
Collectively evaluated for impairment	1,845	164	325	188	54	2,576

Balance at end of period	$1,985	$167	$619	$510	$82	$3,363

For the six months ended July 3, 2010

Allowance for losses
Beginning balance	$114	$9	$65	$79	$74	$341
Provision for losses	16	7	51	32	(7)	99
Net charge-offs	(30)	(3)	(41)	(1)	(13)	(88)

Ending balance	$100	$13	$75	$110	$54	$352

Ending balance based on individual evaluations	39	1	40	99	2	181
Ending balance based on collective evaluation	61	12	35	11	52	171

Finance receivables
Individually evaluated for impairment	$163	$7	$304	$448	$85	$1,007
Collectively evaluated for impairment	2,081	227	484	634	363	3,789

Balance at end of period	$2,244	$234	$788	$1,082	$448	$4,796

Note 7: Inventories

	July 2,	January 1,
(In millions)	2011	2011

Finished goods	$989	$784
Work in process	2,309	2,125
Raw materials	418	506

	3,716	3,415
Progress/milestone payments	(1,154)	(1,138)

	$2,562	$2,277

Note 8: Debt
On May 5, 2009, we issued $600 million of convertible notes with a maturity date of May 1, 2013 and concurrently purchased call options to acquire our common stock and sold warrants to purchase our common stock for the purpose of reducing the potential dilutive effect to our shareholders and/or our cash outflow upon the conversion of the convertible notes. For more information on these transactions, see Note 8 to the Consolidated Financial Statements in Textron’s 2010 Annual Report on Form 10-K. For at least 20 trading days during the 30 consecutive trading days ended June 30, 2011, our common stock price exceeded the $17.06 per share conversion threshold price set forth for these convertible notes. Accordingly, the notes are convertible at the holder’s option through September 30, 2011. We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the convertible notes. We intend to settle the face value of the convertible notes in cash. Based on a July 2, 2011 stock price of $23.94, the “if converted value” exceeds the face amount of the notes by $494 million; however, after giving effect to the exercise of the call options and warrants, the incremental cash or share settlement in excess of the face amount would result in either a 15.6 million net share issuance or a cash payment of $374 million, or a combination of cash and stock, at our option. We have continued to classify these convertible notes as long-term based on our intent and ability to maintain the debt outstanding for at least one year through the use of various funding sources available to us.
Note 9: Accrued Liabilities
We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years. Changes in our warranty and product maintenance liabilities are as follows:

	Six Months Ended

	July 2,	July 3,
(In millions)	2011	2010

Accrual at the beginning of period	$242	$263
Provision	111	83
Settlements	(116)	(113)
Adjustments to prior accrual estimates	(7)	—

Accrual at the end of period	$230	$233

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
Note 11. Derivative Instruments and Fair Value Measurements
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The assets and liabilities that are recorded at fair value on a recurring basis consist primarily of our derivative financial instruments, which are categorized as Level 2 in the fair value hierarchy. The fair value amounts of these instruments that are designated as hedging instruments are provided below:

			Asset (Liability)

			July 2,	January 1,
(In millions)	Borrowing Group	Balance Sheet Location	2011	2011

Assets
Interest rate exchange contracts*	Finance	Other assets	$29	$34
Foreign currency exchange contracts	Manufacturing	Other current assets	42	39

Total			$71	$73

Liabilities
Interest rate exchange contracts*	Finance	Other liabilities	$(5)	$(6)
Foreign currency exchange contracts	Manufacturing	Accrued liabilities	(9)	(2)

Total			$(14)	$(8)

*	Interest rate exchange contracts represent fair value hedges.

The Finance group’s interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared with a standard AA-rated counterparty; however, this had no significant impact on the valuation at July 2, 2011. At July 2, 2011 and January 1, 2011, we had interest rate exchange contracts with notional amounts of $0.9 billion and $1.1 billion, respectively.
Foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At July 2, 2011 and January 1, 2011, we had foreign currency exchange contracts with notional amounts of $713 million and $635 million, respectively.
The Finance group also has investments in other marketable securities totaling $23 million and $51 million at July 2, 2011 and January 1, 2011, respectively, that are classified as available for sale. These investments are classified as Level 2 as the fair value for these notes was determined based on observable market inputs for similar securitization interests in markets that are relatively inactive compared with the market environment in which they were originally issued and based on bids received from prospective purchasers.
Fair Value Hedges
Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates. By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows. The amount of ineffectiveness on our fair value hedges and the gain (loss) recorded in the Consolidated Statements of Operations were both insignificant in the first half of 2011 and 2010.
Cash Flow Hedges
We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities in the normal course of business. We primarily utilize forward exchange contracts and purchased options with maturities of no more than three years that qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. At July 2, 2011, we had a net deferred gain of $28 million in Accumulated other comprehensive loss related to these cash flow hedges. Net gains and losses recognized in earnings and Accumulated other comprehensive loss on these cash flow hedges, including gains and losses related to hedge ineffectiveness, were not material in the three- and six-month periods ended July 2, 2011 and July 3, 2010. We do not expect the amount of gains and losses in Accumulated other comprehensive loss that will be reclassified to earnings in the next twelve months to be material.
We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges. If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings. Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustment account within OCI, produced a $27 million after-tax gain in the first half of 2011, resulting in an accumulated net gain balance of $41 million at July 2, 2011. The ineffective portion of these hedges was insignificant.

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents those assets that are measured at fair value on a nonrecurring basis that had fair value measurement adjustments during the first half of 2011 and 2010. These assets were measured using significant unobservable inputs (Level 3) and include the following:

			Gain (Loss)
	Balance at		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Finance group
Impaired finance receivables	$407	$519	$(50)	$(104)
Finance receivables held for sale	180	421	(14)	(15)
Other assets	91	87	(18)	(26)

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
Finance Receivables Held for Sale — Finance receivables held for sale are recorded at the lower of cost or fair value. As a result of our plan to exit the non-captive Finance business certain finance receivables are classified as held for sale. At July 2, 2011, the finance receivables held for sale are primarily assets in the golf mortgage, other liquidating and timeshare product lines. Timeshare and other liquidating finance receivables classified as held for sale were identified at the individual loan level; whereas golf course mortgages were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value. These finance receivables are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value.
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

	July 2, 2011		January 1, 2011

	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value

Manufacturing group
Long-term debt, excluding leases	$(2,219)	$(2,776)	$(2,172)	$(2,698)
Finance group
Finance receivables held for investment, excluding leases	2,878	2,639	3,345	3,131
Debt	(2,499)	(2,442)	(3,660)	(3,528)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions. At July 2, 2011 and January 1, 2011, approximately 44% and 33%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions. The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations. We utilize the same valuation methodologies to determine the fair value estimates for finance receivables held for investment as used for finance receivables held for sale.
Note 12: Income Tax Expense
For both the three and six months ended July 2, 2011, income tax expense equated to an effective income tax rate (provision on income from continuing operations) of 32%, compared to the Federal statutory income tax rate of 35%.
For the three and six months ended July 3, 2010, income tax expense equated to an effective income tax rate of 18% and 30%, compared to the Federal statutory income tax rate of 35%. In the second quarter of 2010, the rate was significantly lower than the statutory rate primarily due to $10 million in benefits related to changes in the functional currency of two Canadian subsidiaries as a result of the termination of the qualified business status for one subsidiary and a Quebec legislative change for another subsidiary. For the first half of 2010, the effective tax rate included the write-off of an $11 million deferred tax asset related to a change in the tax treatment of the Medicare Part D program related to U.S. health-care legislation enacted in the first quarter of 2010, partially offset by $10 million in benefits related to changes in the functional currency of two Canadian subsidiaries noted above.
Note 13: Segment Information
We operate in, and report financial information for, the following five business segments: Cessna, Bell, Textron Systems, Industrial and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges. The measurement for the Finance segment excludes special charges and includes interest income and expense along with intercompany interest expense. Provisions for losses on finance receivables involving the sale or lease of our products are recorded by the selling manufacturing division when our Finance group has recourse to the Manufacturing group.

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

REVENUES
Manufacturing Group
Cessna	$652	$635	$1,208	$1,068
Bell	872	823	1,621	1,441
Textron Systems	452	534	897	992
Industrial	719	661	1,422	1,286

	2,695	2,653	5,148	4,787
Finance Group	33	56	59	132

Total revenues	$2,728	$2,709	$5,207	$4,919

SEGMENT OPERATING PROFIT
Manufacturing Group
Cessna	$5	$3	$(33)	$(21)
Bell	120	108	211	182
Textron Systems	49	70	102	125
Industrial	55	51	116	100

	229	232	396	386
Finance Group	(33)	(71)	(77)	(129)

Segment profit	196	161	319	257
Corporate expenses and other, net	(23)	(17)	(62)	(54)
Interest expense, net for Manufacturing group	(38)	(35)	(76)	(71)
Special charges	—	(10)	—	(22)

Income from continuing operations before income taxes	$135	$99	$181	$110

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidated Results of Operations
Revenues

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
(Dollars in millions)	2011	2010	2011	2010

Revenues	$2,728	$2,709	$5,207	$4,919
% change compared with prior period	0.7%		5.9%

Revenues increased $19 million, 0.7%, in the second quarter of 2011, compared with the corresponding period of 2010, as revenue increases in the Industrial, Bell and Cessna segments were partially offset by lower revenue in the Textron Systems and Finance segments. The net revenue increase included the following factors:
•	Higher Industrial segment revenues of $58 million, primarily due to a favorable foreign exchange impact of $43 million, largely due to fluctuations with the euro;

•	Higher revenues of $49 million in the Bell segment, largely due to higher volume in our military programs reflecting higher deliveries of H-1 aircraft; and

•	An increase in Cessna’s revenue of $17 million, primarily related to pricing;

•	Partially offset by a decrease in Textron Systems’ revenue of $82 million, primarily due to lower volume in the Unmanned Aircraft System (UAS) and Mission Support and Other product lines; and

•	Lower revenues at the Finance segment of $23 million, primarily attributable to the lower average finance receivable portfolio balance resulting from the continued liquidation.
Revenues increased $288 million, 5.9%, in the first half of 2011, compared with the corresponding period of 2010, as revenue increases in the Bell, Cessna, and Industrial segments were partially offset by lower revenue in the Textron Systems and Finance segments. The net revenue increase included the following factors:
•	Higher revenues of $180 million in the Bell segment, largely due to higher volume in our military programs reflecting higher deliveries of V-22 and H-1 aircraft;

•	An increase in Cessna revenues of $140 million, primarily due to a $108 million impact related to the mix of light- and mid-size Citation business jets sold in the first half of 2011; and

•	Higher Industrial segment revenues of $136 million, largely due to higher volume of $68 million, reflecting continued improvements in the automotive industry, and a favorable foreign exchange impact of $50 million, largely due to fluctuations with the euro;

•	Partially offset by a decrease in Textron Systems’ revenue of $95 million, primarily due to lower volume in the UAS and Mission Support and Other product lines; and

•	Lower revenues at the Finance segment of $73 million, primarily attributable to the lower average finance receivable portfolio balance resulting from the continued liquidation.
Cost of Sales and Selling and Administrative Expense

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
(Dollars in millions)	2011	2010	2011	2010

Operating expenses	$2,520	$2,487	$4,879	$4,548
% change compared with prior period	1.3%		7.3%
Cost of sales	$2,225	$2,188	$4,280	$3,963
% change compared with prior period	1.7%		8.0%
Gross margin percentage of Manufacturing revenues	17.4%	17.5%	16.9%	17.2%
Selling and administrative expenses	$295	$299	$599	$585
% change compared with prior period	(1.3%)		2.4%

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses. Consolidated operating expenses remained flat at $2.5 billion in both the second quarter of 2011 and 2010 and were $4.9 billion and $4.5 billion in the first half of 2011 and 2010, respectively. Changes in operating expenses are more fully discussed in our Segment Analysis below.

Consolidated manufacturing cost of sales as a percentage of Manufacturing revenues was 82.6% and 82.5% in the second quarter of 2011 and 2010, respectively. On a dollar basis, Consolidated manufacturing cost of sales increased $37 million, 1.7%, in the second quarter of 2011, compared with the corresponding period of 2010, principally due to higher net sales volume changes in the Bell and Cessna segments, partially offset by lower net sales volume at Textron Systems. Cost of sales increased at the Industrial segment, primarily due to the impact of foreign exchange on direct materials and labor of $30 million, largely due to fluctuations with the euro.
Consolidated manufacturing cost of sales as a percentage of Manufacturing revenues was 83.1% and 82.8% in the first half of 2011 and 2010, respectively. On a dollar basis, consolidated cost of sales increased $317 million, 8%, in the first half of 2011, principally due to higher net sales volume changes in the Bell, Cessna, and Industrial segments, partially offset by lower net sales volume at Textron Systems. Cost of sales also increased at the Industrial segment due to the impact of foreign exchange on direct materials and labor of $35 million, largely due to fluctuations with the euro.
On a consolidated basis, selling and administrative expense decreased $4 million, 1.3%, to $295 million in the second quarter of 2011, compared with the corresponding period of 2010. For the first half of 2011, selling and administrative expense increased $14 million, 2%, to $599 million, compared with the corresponding period of 2010. These changes were largely driven by fluctuations in our sales volume.
Interest Expense

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
(Dollars in millions)	2011	2010	2011	2010

Interest expense	$61	$69	$123	$140
% change compared with prior period	(11.6%)		(12.1%)

Interest expense on the Consolidated Statement of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated. Our consolidated interest expense decreased for both the second quarter and first half of 2011, compared to the corresponding periods of 2010, primarily due to a decrease for the Finance group, largely due to the reduction in its debt as it liquidates the non-captive commercial finance business.
Special Charges
Special charges of $10 million in the second quarter of 2010 and $22 million in the first half of 2010 represent restructuring costs incurred under the program that was completed at the end of 2010 and primarily represent severance costs. There were no special charges in 2011.
Income Tax Expense
For both the three and six months ended July 2, 2011, income tax expense equated to an effective income tax rate (provision on income from continuing operations) of 32%, compared to the Federal statutory income tax rate of 35%.
For the three and six months ended July 3, 2010, income tax expense equated to an effective income tax rate of 18% and 30%, compared to the Federal statutory income tax rate of 35%. In the second quarter of 2010, the rate was significantly lower than the statutory rate primarily due to $10 million in benefits related to changes in the functional currency of two Canadian subsidiaries as a result of the termination of the qualified business status for one subsidiary and a Quebec legislative change for another subsidiary. For the first half of 2010, the effective tax rate included the write-off of an $11 million deferred tax asset related to a change in the tax treatment of the Medicare Part D program related to U.S. health-care legislation enacted in the first quarter of 2010, partially offset by $10 million in benefits related to changes in the functional currency of two Canadian subsidiaries noted above.
Backlog

	July 2,	January 1,
(In millions)	2011	2011

Bell	$6,953	$7,199
Cessna	2,522	2,928
Textron Systems	1,550	1,598

Backlog at Bell decreased $246 million in the first half of 2011, primarily reflecting deliveries related to the V-22 and H-1 programs, partially offset by commercial aircraft orders in excess of deliveries. Backlog declined $406 million at Cessna primarily reflecting deliveries in excess of orders.

Segment Analysis
We operate in, and report financial information for, the following five business segments: Cessna, Bell, Textron Systems, Industrial and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges. The measurement for the Finance segment excludes special charges and includes interest income and expense along with intercompany interest expense.
In our discussion of comparative results for the Manufacturing group, changes in revenue and segment profit typically are expressed for our commercial business in terms of volume, pricing, foreign exchange and acquisitions. Additionally, changes in segment profit may be expressed in terms of mix, inflation and cost performance. Volume changes in revenue represent increases/decreases in the number of units delivered or services provided. Pricing represents changes in unit pricing. Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period. Acquisitions refer to the results generated from businesses that were acquired within the previous 12 months. For segment profit, mix represents a change due to the composition of products and/or services sold at different profit margins. Inflation represents higher material, wages, benefits, pension or other costs. Cost performance reflects an increase or decrease in research and development, depreciation, selling and administrative costs, warranty, product liability, quality/scrap, labor efficiency, overhead, product line profitability, start-up, ramp up and cost-reduction initiatives or other manufacturing inputs.
Approximately 34% of our revenues are derived from contracts with the U.S. Government. For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix. Changes in volume that are discussed in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refer to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes.
Cessna

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
(Dollars in millions)	2011	2010	2011	2010

Revenues	$652	$635	$1,208	$1,068
Operating expenses	647	632	1,241	1,089
Segment profit (loss)	5	3	(33)	(21)
Profit margin	0.8%	0.5%	(2.7)%	(2.0)%

The following factors contributed to the change in Cessna’s revenue for the periods:

	Q2 2011	YTD 2011
	versus	versus
(In millions)	Q2 2010	YTD 2010

Volume and mix	$3	$127
Pricing	14	13

Total change	$17	$140

In the second quarter of 2011, Cessna’s revenues increased $17 million, 3%, compared with the corresponding period of 2010. Cessna’s aftermarket revenues grew to 29% of its segment revenue in the second quarter of 2011, compared with 26% of segment revenue in the second quarter of 2010. We delivered 38 and 43 Citation business jets in the second quarter of 2011 and 2010, respectively.
In the first half of 2011, Cessna’s revenues increased $140 million, 13%, compared with the corresponding period of 2010, primarily due to a $108 million impact related to the mix of light- and mid-size Citation business jets sold during the period. We delivered 69 and 74 Citation business jets in the first half of 2011 and 2010, respectively. Cessna’s aftermarket revenues represented $32 million of the higher volume, while accounting for 31% of Cessna’s segment revenue in both the first half of 2011 and 2010, respectively.

The following factors contributed to the change in Cessna’s segment profit for the periods:

	Q2 2011	YTD 2011
	versus	versus
(In millions)	Q2 2010	YTD 2010

Volume and mix	$(2)	$14
Pricing, net of inflation	10	6
Performance	(6)	(32)

Total change	$2	$(12)

Cessna’s segment profit increased $2 million in the second quarter of 2011, compared with the corresponding period of 2010, primarily due to higher pricing, net of inflation of $10 million, partially offset by unfavorable performance of $6 million. Performance included $14 million in higher engineering and development expenses as we increased our investment in future product offerings.
Cessna’s operating expenses increased by $15 million, 2%, in the second quarter of 2011, compared with the corresponding period of 2010, primarily due to the $14 million of higher engineering and development expenses as discussed above.
Cessna’s segment loss was $12 million higher in the first half of 2011, compared with the corresponding period of 2010, primarily due to unfavorable performance of $32 million, partially offset by a $14 million impact related to volume and mix, primarily related to business jet mix. Performance included higher engineering and development expenses of $23 million, primarily due to new product development, and lower income from forfeited deposits of $15 million.
Cessna’s operating expenses increased by $152 million, 14%, in the first half of 2011, compared with the corresponding period of 2010, primarily due to an $81 million increase in direct material costs and a $37 million increase in manufacturing overhead largely in correlation with the revenue increase. As discussed above, operating expenses also increased due to higher engineering and development expenses and lower income from forfeited deposits.
Bell

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
(Dollars in millions)	2011	2010	2011	2010

Revenues
V-22 program	$360	$358	$718	$568
Other military	259	210	429	408
Commercial	253	255	474	465

Total revenues	872	823	1,621	1,441
Operating expenses	752	715	1,410	1,259
Segment profit	120	108	211	182
Profit margin	13.8%	13.1%	13.0%	12.6%

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
The following factors contributed to the change in Bell’s revenue for the periods:

	Q2 2011	YTD 2011
	versus	versus
(In millions)	Q2 2010	YTD 2010

Volume	$47	$171
Other	2	9

Total change	$49	$180

Bell’s revenues increased $49 million, 6%, in the second quarter of 2011, compared with the corresponding period of 2010, primarily due to higher volume. We delivered 9 V-22 aircraft during the second quarter of 2011, compared with 8 deliveries in the second quarter of 2010. These higher deliveries were partially offset by lower production support volume. We also delivered 8 H-1 aircraft in the second quarter of 2011, compared with 3 deliveries in the second quarter of 2010, which primarily contributed to the $49 million, 23%, increase in other military revenues. Commercial revenues were essentially unchanged on 22 commercial aircraft deliveries in the second quarter of 2011, compared with 21 aircraft in the second quarter of 2010.
Bell’s revenues increased $180 million, 12%, in the first half of 2011, compared with the corresponding period of 2010, primarily due to higher volume. We delivered 18 V-22 aircraft during the first half of 2011, compared with 12 deliveries in the first half of 2010, which was the primary driver in the $150 million, 26%, increase in V-22 revenues in the first half of 2011. We also delivered 12 H-1 aircraft in the first half of 2011, compared with 6 deliveries in the first half of 2010. Other military revenues increased $21 million, 5%, in 2011 largely due to the higher deliveries of H-1 aircraft, partially offset by a $70 million decrease in aftermarket volume reflecting the completion of several non-recurring programs in 2010, along with timing of deliveries for other programs. Commercial revenues increased $9 million, 2%, on 37 commercial aircraft deliveries in the first half of 2011, compared with 36 aircraft in the first half of 2010, primarily due to higher aftermarket volume.
The following factors contributed to the change in Bell’s segment profit for the periods:

	Q2 2011	YTD 2011
	versus	versus
(In millions)	Q2 2010	YTD 2010

Volume and mix	$(13)	$(9)
Pricing, net of inflation	(3)	—
Performance	28	38

Total change	$12	$29

Bell’s segment profit increased $12 million, 11%, in the second quarter of 2011, compared with the corresponding period of 2010, primarily due to improved program performance of $28 million, partially offset by unfavorable mix primarily related to commercial aircraft sold. Bell’s improved program performance primarily reflects the impact from efficiencies in our military programs that were realized in connection with the ramp up of production lines and lower overhead costs over the contract periods. Program performance also included the impact of a $21 million program adjustment recognized in the second quarter of 2010 related to the recognition of profit on the H-1 and V-22 programs for reimbursement of prior year costs.
Bell’s operating expenses increased $37 million, 54%, in the second quarter of 2011, compared with the corresponding period of 2010, primarily due to higher net sales volume discussed above.
Bell’s segment profit increased $29 million, 16%, in the first half of 2011, compared with the corresponding period of 2010, primarily due to improved program performance of $38 million, partially offset by unfavorable mix primarily in commercial aircraft sold. Bell’s improved program performance primarily reflects the impact from efficiencies in our military programs that were realized in connection with the ramp up of production lines and lower overhead and material costs over the contract periods. Program performance also included the impact of a $21 million program adjustment recognized in the second quarter of 2010 related to the recognition of profit on the H-1 and V-22 programs for reimbursement of prior year costs.
Bell’s operating expenses increased $151 million, 12%, in the first half of 2011, compared with the corresponding period of 2010, primarily due to higher sales volume discussed above.
Textron Systems

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
(Dollars in millions)	2011	2010	2011	2010

Revenues	$452	$534	$897	$992
Operating expenses	403	464	795	867
Segment profit	49	70	102	125
Profit margin	10.8%	13.1%	11.4%	12.6%

The following factors contributed to the change in Textron Systems’ revenue for the periods:

	Q2 2011	YTD 2011
	versus	versus
(In millions)	Q2 2010	YTD 2010

Volume	$(81)	$(97)
Other	(1)	2

Total change	$(82)	$(95)

Revenues at Textron Systems decreased $82 million, 15%, in the second quarter of 2011, compared with the corresponding period of 2010, primarily due to lower volume in the UAS and Mission Support and Other product lines of $58 million and $36 million, respectively. The lower UAS volume was largely due to the timing of revenues from various programs, while the lower Mission Support and Other volume was largely due to the completion of several test and training programs.
Revenues at Textron Systems decreased $95 million, 10%, in the first half of 2011, compared with the corresponding period of 2010, primarily due to lower volume in the UAS and Mission Support and Other product lines of $53 million and $37 million, respectively. The lower UAS volume was largely due to the timing of revenues from various programs, while the lower Mission Support and Other volume was largely due to the completion of several test and training programs.
The following factors contributed to the change in Textron Systems’ segment profit for the periods:

	Q2 2011	YTD 2011
	versus	versus
(In millions)	Q2 2010	YTD 2010

Volume	$(16)	$(20)
Other	(5)	(3)

Total change	$(21)	$(23)

Segment profit at Textron Systems decreased $21 million, 30%, in the second quarter of 2011, compared with the corresponding period of 2010, primarily due to the impact of lower volume described above. Textron Systems’ operating expenses decreased $61 million, 13%, in the second quarter of 2011, compared with the corresponding period of 2010, primarily due to lower sales volume.
Segment profit at Textron Systems decreased $23 million, 18%, in the first half of 2011, compared with the corresponding period of 2010, primarily due to the impact of lower volume described above. Textron Systems’ operating expenses decreased $72 million, 8%, in the first half of 2011, compared with the corresponding period of 2010, primarily due to lower sales volume.
Industrial

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
(Dollars in millions)	2011	2010	2011	2010

Revenues:
Fuel systems and functional components	$450	$417	$921	$823
Other industrial	269	244	501	463

Total revenues	719	661	1,422	1,286
Operating expenses	664	610	1,306	1,186
Segment profit	55	51	116	100
Profit margin	7.6%	7.7%	8.2%	7.8%

The following factors contributed to the change in Industrial’s revenue for the periods:

	Q2 2011	YTD 2011
	versus	versus
(In millions)	Q2 2010	YTD 2010

Volume	$5	$68
Foreign exchange	43	50
Acquisitions	8	11
Other	2	7

Total change	$58	$136

Industrial segment sales increased $58 million, 9%, in the second quarter of 2011, compared with the corresponding period of 2010. Sales of the segment’s fuel systems and functional components increased $33 million, 8% in the second quarter of 2011, compared with the corresponding period of 2010, primarily due to a favorable foreign exchange impact of $35 million, largely due to fluctuations with the euro. Other industrial revenues increased primarily due to a favorable foreign exchange impact of $8 million, largely due to fluctuations with the euro and the impact of acquisitions.
Industrial segment sales increased $136 million, 11%, in the first half of 2011, compared with the corresponding period of 2010. Sales of the segment’s fuel systems and functional components increased $98 million, 12%, in the first half of 2011, compared with the corresponding period of 2010, primarily due to higher volume of $60 million, reflecting continued improvements in the automotive industry, and a favorable foreign exchange impact of $42 million, largely due to fluctuations with the euro. Other industrial revenues increased primarily due to higher volume in the powered tools, testing and measurement equipment product line.
The following factors contributed to the change in Industrial’s segment profit for the periods:

	Q2 2011	YTD 2011
	versus	versus
(In millions)	Q2 2010	YTD 2010

Volume	$2	$18
Inflation, net of pricing	(12)	(23)
Performance	10	16
Other	4	5

Total change	$4	$16

Industrial segment profit increased $4 million, 8%, in the second quarter of 2011, compared with the corresponding period of 2010, largely due to improved performance of $10 million, reflecting continued cost reduction activities. Inflation, net of pricing of $12 million was primarily due to higher direct material costs for various commodity and material components throughout the Industrial businesses that exceed related price increases.
Operating expenses for the Industrial segment increased $54 million, 9%, in the second quarter of 2011, compared with the corresponding period of 2010, largely due to $38 million in higher direct material and labor costs, primarily due to the impact of foreign exchange due to fluctuations with the euro, and $16 million in cost inflation for various commodity and material components throughout the Industrial businesses.
Industrial segment profit increased $16 million, 16%, in the first half of 2011, compared with the corresponding period of 2010, primarily due to an $18 million impact from higher volume and improved performance of $16 million, partially offset by inflation, net of pricing of $23 million. Performance was favorable for the period due to continued cost reduction activities and improved manufacturing leverage resulting from higher volume.
Operating expenses for the Industrial segment increased $120 million, 10%, in the first half of 2011, compared with the corresponding period of 2010, primarily due to $93 million in higher direct material and labor costs, principally due to higher sales volume, a $35 million impact of foreign exchange due to fluctuations with the euro and $21 million in cost inflation for various commodity and material components throughout the Industrial businesses. Operating expenses were also favorably impacted by improved performance due to continued cost reduction activities and improved manufacturing leverage resulting from higher volume.
Finance

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
(In millions)	2011	2010	2011	2010

Revenues	$33	$56	$59	$132
Provision for losses on finance receivables	12	44	24	99
Segment profit (loss)	(33)	(71)	(77)	(129)

Our plan to exit the non-captive commercial finance business in our Finance segment is being effected through a combination of orderly liquidation and selected sales of the remaining non-captive finance receivables. The exit plan is expected to be substantially complete over the next three to five years.

Finance segment revenues decreased $23 million, 41%, in the second quarter of 2011, compared with the corresponding period of 2010, primarily attributable to the impact of a $2.0 billion lower average finance receivable balance. Finance segment revenues decreased $73 million, 55%, in the first half of 2011, compared with the corresponding period of 2010, primarily attributable to the impact of a $2.1 billion lower average finance receivable balance.
Finance segment loss decreased $38 million, 54%, in the second quarter of 2011, compared with the corresponding period of 2010, primarily due to the following factors:
•	$32 million in lower provision for loan losses, primarily the result of a decline in the accounts identified as nonaccrual during the quarter as compared to last year; and

•	$15 million in lower operating and administrative expenses, primarily due to lower compensation expense associated with a workforce reduction and other cost reductions related to the exit of the non-captive business;

•	Partially offset by a $17 million reduction in interest margin resulting from the lower average finance receivable portfolio balance.
Finance segment loss decreased $52 million, 40%, in the first half of 2011, compared with the corresponding period of 2010, primarily due to the following factors:
•	$75 million in lower provision for loan losses, primarily the result of a decline in the accounts identified as nonaccrual during the first half of 2011 as compared to last year; and

•	$25 million in lower operating and administrative expenses, primarily due to lower compensation expense associated with a workforce reduction and other cost reductions related to the exit of the non-captive business;

•	Partially offset by a $37 million reduction in interest margin resulting from the lower average finance receivable portfolio balance.
Finance Portfolio Quality
The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment. Finance receivables held for sale are reflected at fair value on the Consolidated Balance Sheets. As a result, finance receivables held for sale are not included in the credit performance statistics below.

	July 2,	January 1,
(Dollars in millions)	2011	2011

Finance receivables held for investment	$3,644	$4,213
Nonaccrual finance receivables	$696	$850
Allowance for losses	$299	$342
Ratio of nonaccrual finance receivables to finance receivables held for investment	19.10%	20.17%
Ratio of allowance for losses on impaired nonaccrual finance receivables to impaired nonaccrual finance receivables	27.46%	23.82%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables held for investment	42.96%	40.30%
Ratio of allowance for losses on finance receivables to finance receivables held for investment	8.21%	8.13%
60+ days contractual delinquency as a percentage of finance receivables held for investment	8.29%	9.77%
60+ days contractual delinquency	$302	$411
Repossessed assets and properties	$131	$157
Operating assets received in satisfaction of troubled finance receivables	$80	$107

At July 2, 2011, finance receivables held for investment included $1.5 billion of non-captive finance receivables, compared with $1.9 billion at the end of 2010. Finance receivables held for sale by the non-captive business totaled $180 million at July 2, 2011, compared with $413 million at the end of 2010.
Nonaccrual finance receivables decreased $154 million, 18%, from the year-end balance, primarily due to reductions of $105 million in the timeshare portfolio, $27 million in the aviation portfolio and $21 million in the other liquidating portfolio. The reduction in the timeshare portfolio was mostly due to the resolution of one significant account and cash collections on several other accounts. The decrease in the aviation portfolio was due to the resolution of several accounts through cash collections and repossession of collateral, partially offset by new accounts identified as nonaccrual in 2011.
We believe that the percentage of nonaccrual finance receivables generally will remain high as we execute our liquidation plan. The liquidation plan is also likely to result in a slower rate of liquidation for nonaccrual finance receivables. See Note 6 to the Consolidated Financial Statements for more detailed information on the nonaccrual finance receivables by product line, along with a summary of finance receivables held for investment based on our internally assigned credit quality indicators.

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
Key information that is utilized in assessing our liquidity is summarized below:

	July 2,	January 1,
(Dollars in millions)	2011	2011

Manufacturing group
Cash and equivalents	$610	$898
Debt	2,543	2,302
Shareholders’ equity	3,174	2,972
Capital (debt plus shareholders’ equity)	5,717	5,274
Net debt (net of cash and equivalents) to capital	37.9%	32.1%
Debt to capital	44.5%	43.6%
Finance group
Cash and equivalents	$41	$33
Debt	2,499	3,660

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
On March 23, 2011, Textron Inc. entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion. This facility agreement expires in March 2015 and replaces the $1.25 billion 5-year facility that was scheduled to expire in April 2012. TFC also has a credit facility that expires in April 2012. During the first half of 2011, the borrowing capacity of TFC’s facility was reduced to an aggregate principal amount of $700 million. At July 2, 2011, there were no amounts outstanding under the Textron Inc. facility and $500 million outstanding under TFC’s facility.
In the first half of 2011, we liquidated $802 million of the Finance group’s finance receivables, net of originations. These finance receivable reductions occurred in both the non-captive and captive finance portfolios, but were primarily driven by the non-captive portfolio in connection with our exit plan, including $351 million in the timeshare product line. These reductions resulted from the combination of scheduled finance receivable collections, sales, discounted payoffs, repossession of collateral, charge-offs and impairment charges. At July 2, 2011, $1.7 billion of finance receivables remained in the non-captive portfolio.
In 2009, we issued $600 million of 4.5% Convertible Senior Notes with a maturity date of May 1, 2013 as discussed in Note 8 to the Consolidated Financial Statements. For at least 20 trading days during the 30 consecutive trading days ended June 30, 2011, our common stock price exceeded the $17.06 per share conversion threshold price set forth for these convertible notes. Accordingly, the notes are convertible at the holder’s option through September 30, 2011. We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the convertible notes. We intend to settle the face value of the convertible notes in cash. We have continued to classify these convertible notes as long term based on our intent and ability to maintain the debt outstanding for at least one year through the use of various funding sources available to us.

Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group are summarized below:

	Six Months Ended

	July 2,	July 3,
(In millions)	2011	2010

Operating activities	$146	$166
Investing activities	(211)	(143)
Financing activities	(231)	(734)

Operating activities generated less cash in 2011 largely due to $170 million in higher pension contributions in the first half of 2011, which offset improvement in our working capital and higher earnings, adjusted for non-cash items such as depreciation and amortization. Cash used for restructuring activities totaled $31 million and $28 million in the first half of 2011 and 2010, respectively.
We used more cash for investing activities largely due to higher capital expenditures, which totaled $169 million and $83 million in the first half of 2011 and 2010, respectively.
We used less cash for financing activities in the first half of 2011, largely due to the repayment in 2010 of $502 million on our bank credit lines. We also began to issue commercial paper again in 2011 for our short-term financing needs, for which we ended the quarter with $189 million in outstanding borrowings, which was offset by a $183 million increase in intergroup financing for our Finance group.
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

	Six Months Ended

	July 2,	July 3,
(In millions)	2011	2010

Dividends paid by TFC to Textron Inc.	$179	$215
Capital contributions paid to TFC under Support Agreement	(112)	(146)

An additional cash contribution of $40 million was paid to TFC on July 12, 2011 as required by the Support Agreement.
Due to the nature of these contributions, we classify these contributions within cash flows used by operating activities for the Manufacturing group in the Consolidated Statement of Cash Flows. Capital contributions to support Finance group growth in the ongoing captive finance business are classified as cash flows from financing activities. The Finance group’s loss is excluded from the Manufacturing group’s cash flows, while dividends from the Finance group are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.
Finance Group Cash Flows
The cash flows from continuing operations for the Finance group are summarized below:

	Six Months Ended

	July 2,	July 3,
(In millions)	2011	2010

Operating activities	$28	$(11)
Investing activities	784	1,326
Financing activities	(805)	(1,289)

Cash flow from operating activities improved in the first half of 2011, compared with the corresponding period of 2010 largely due to a $51 million payment made to the Manufacturing group in the first half of 2010 under the tax sharing agreement, compared with a $40 million refund received in the first half of 2011. This was partially offset by lower earnings for the Finance group after adjusting for non-cash items such as provision for losses on finance receivables.
Cash receipts from the collection of finance receivables continued to outpace finance receivable originations, which resulted in net cash inflow from investing activities in both 2011 and 2010. Finance receivables repaid and proceeds from sales totaled $919 million and $1.7 billion in the first half of 2011 and 2010, respectively, while cash outflows for originations declined to $244 million and $471 million, respectively. These decreases were largely driven by the wind down of the non-captive finance receivable portfolio.
In the first half of 2011, TFC paid $940 million against the outstanding balance on its bank line of credit; however, cash used for financing activities was lower in 2011 primarily, due to $498 million in long-term debt repayments in the first half of 2011, compared with $1.5 billion in the first half of 2010. In addition, the Finance group received $265 million in proceeds from the issuance of long-term debt in the first half of 2011, compared with $28 million in the first half of 2010.
TFC borrowed $395 million and $212 million from Textron Inc. with interest in the first half of 2011 and 2010, respectively, to pay down maturing debt. As of July 2, 2011 and January 1, 2011, the outstanding balance due to Textron Inc. for these borrowings was $710 million and $315 million, respectively.
Consolidated Cash Flows
The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended

	July 2,	July 3,
(In millions)	2011	2010

Operating activities	$219	$250
Investing activities	501	1,039
Financing activities	(1,009)	(1,974)

Operating activities generated less cash in 2011 largely due to $170 million in higher pension contributions, which offset working capital improvements and higher earnings, adjusted for non-cash items such as depreciation and amortization.
Cash receipts from the collection of finance receivables continued to outpace finance receivable originations, which resulted in net cash inflow from investing activities in both 2011 and 2010. Finance receivables repaid and proceeds from sales totaled $679 million and $1.3 billion in the first half of 2011 and 2010, respectively, while cash outflows for originations declined to $110 million and $270 million, respectively. These decreases were largely driven by the wind down of the non-captive finance receivable portfolio.
Cash used for financing activities was lower in 2011 primarily due to lower repayments of long-term debt of $511 million in the first half of 2011, compared with $1,491 million in the first half of 2010. In addition, we received proceeds of $265 million in the first half of 2011 from the issuance of debt, compared with $28 million in the first half of 2010. In the first half of 2011, we began to issue commercial paper again for our short-term financing needs, ending the period with $189 million of outstanding borrowings. The increase in proceeds from these borrowings was offset by a $438 million increase in discretionary payments made against the outstanding balance on our bank lines of credit.
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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Six Months Ended

	July 2,	July 3,
(In millions)	2011	2010

Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(134)	$(201)
Cash received from customers and sale of receivables	240	360
Other capital contributions made to Finance group	(40)	—
Other	6	(15)

Total reclassifications from investing activities	72	144

Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group under Support Agreement	112	146
Dividends received by Manufacturing group from Finance group	(179)	(215)
Other capital contributions made to Finance group	40	—
Other	—	20

Total reclassifications from financing activities	(27)	(49)

Total reclassifications and adjustments to cash flow from operating activities	$45	$95

Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend”, “plan,” “estimate,” “guidance”, “project”, “target”, “potential”, “will”, “should”, “could”, “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. In addition to those factors described herein under “RISK FACTORS,” factors that could cause actual results to differ materially from past and projected future results are the following:
•	Changing priorities or reductions in the U.S. Government defense budget, including those related to military operations in foreign countries;

•	Changes in worldwide economic or political conditions that impact demand for our products, interest rates or foreign exchange rates;

•	Our ability to perform as anticipated and to control costs under contracts with the U.S. Government;

•	The U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, or, under certain circumstances, to suspend or debar us as a contractor eligible to receive future contract awards;

•	Changes in foreign military funding priorities or budget constraints and determinations, or changes in government regulations or policies on the export and import of military and commercial products;

•	Our Finance segment’s ability to maintain portfolio credit quality or to realize full value of receivables and of assets acquired upon foreclosure of receivables;

•	Textron Financial Corporation’s (“TFC”) ability to maintain certain minimum levels of financial performance required under its committed bank line of credit and under Textron’s support agreement with TFC;

•	Our ability to access the capital markets at reasonable rates;

•	Performance issues with key suppliers, subcontractors or business partners;

•	Legislative or regulatory actions impacting our operations or demand for our products;

•	Our ability to control costs and successfully implement various cost-reduction activities;

•	The efficacy of research and development investments to develop new products or unanticipated expenses in connection with the launching of significant new products or programs;

•	The timing of our new product launches or certifications of our new aircraft products;

•	Our ability to keep pace with our competitors in the introduction of new products and upgrades with features and technologies desired by our customers;

•	The extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs;

•	Increases in pension expenses or employee and retiree medical benefits;

•	Uncertainty in estimating reserves, including reserves established to address contingent liabilities, unrecognized tax benefits, or potential losses on TFC’s receivables;

•	Difficult conditions in the financial markets which may adversely impact our customers’ ability to fund or finance purchases of our products; and

•	Continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in our exposure to market risk during the six months ended July 2, 2011. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2010 Annual Report on Form 10-K.
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
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
Our business, financial condition and results of operations are subject to various risks, including the following risk factor as well as the risk factors discussed in our Annual Report on Form 10-K for the year ended January 2, 2011, all of which should be carefully considered by investors in our securities.
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
In addition, as has been widely reported, the U.S. Government is reportedly approaching its existing statutory limit on the amount of permissible federal debt, and this limit must be raised in order for the U.S. Government to continue to pay its obligations on a timely basis. If the debt ceiling is not raised, it is unclear how the U.S. Government would prioritize its payments towards its various programs and where our payments would fall in that priority list. In addition, all forms of U.S. Government financing, such as performance-based payments and milestone payments may be delayed until the debt crisis is resolved. As described above, a significant portion of our products and services are provided under U.S. Government contracts. U.S. Government contracts generally require the contractor to continue to perform on the contract even if the U.S. Government is unable to make timely payments; failure to continue contract performance places the contractor at risk of termination for default. Should conditions occur such that the U.S. Government does not pay us on a timely basis, we would need to finance our continued performance of the impacted contracts from our available cash resources, credit facilities and/or access to the capital markets, if available. An extended delay in the timely payment by the U.S. Government could result in a material adverse effect on our cash flows, results of operations and financial condition.
Item 6. EXHIBITS

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.
Date: July 29, 2011	/s/ Richard L. Yates
Richard L. Yates
Senior Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.