Form 10-Q
period 2011-10-01
TEXTRON INC
filed 2011-10-28
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 14, 2011, there were 278,168,019 shares of common stock outstanding.

TEXTRON INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions, except per share amounts)	2011	2010	2011	2010

Revenues
Manufacturing revenues	$2,782	$2,420	$7,930	$7,207
Finance revenues	32	59	91	191

Total revenues	2,814	2,479	8,021	7,398

Costs, expenses and other
Cost of sales	2,313	2,037	6,593	6,000
Selling and administrative expense	251	301	850	886
Provision for losses on finance receivables	3	29	27	128
Interest expense	61	67	184	207
Special charges	—	114	—	136

Total costs, expenses and other	2,628	2,548	7,654	7,357

Income (loss) from continuing operations before income taxes	186	(69)	367	41
Income tax expense (benefit)	50	(21)	108	12

Income (loss) from continuing operations	136	(48)	259	29
Income (loss) from discontinued operations, net of income taxes	6	—	2	(3)

Net income (loss)	$142	$(48)	$261	$26

Basic earnings per share
Continuing operations	$0.49	$(0.17)	$0.93	$0.11
Discontinued operations	0.02	—	0.01	(0.01)

Basic earnings per share	$0.51	$(0.17)	$0.94	$0.10

Diluted earnings per share
Continuing operations	$0.45	$(0.17)	$0.83	$0.10
Discontinued operations	0.02	—	—	(0.01)

Diluted earnings per share	$0.47	$(0.17)	$0.83	$0.09

Dividends per share
Common stock	$0.02	$0.02	$0.06	$0.06

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

	October 1,	January 1,
(Dollars in millions)	2011	2011

Assets
Manufacturing group
Cash and equivalents	$1,517	$898
Accounts receivable, net	927	892
Inventories	2,607	2,277
Other current assets	1,094	980

Total current assets	6,145	5,047

Property, plant and equipment, less accumulated depreciation and amortization of $3,080 and $2,869	1,957	1,932
Goodwill	1,642	1,632
Other assets	1,687	1,722

Total Manufacturing group assets	11,431	10,333

Finance group
Cash and equivalents	25	33
Finance receivables held for investment, net	3,026	3,871
Finance receivables held for sale	245	413
Other assets	554	632

Total Finance group assets	3,850	4,949

Total assets	$15,281	$15,282

Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term and current portion of long-term debt	$589	$19
Accounts payable	805	622
Accrued liabilities	1,957	2,016

Total current liabilities	3,351	2,657

Other liabilities	2,808	2,993
Long-term debt	2,473	2,283

Total Manufacturing group liabilities	8,632	7,933

Finance group
Other liabilities	364	391
Due to Manufacturing group	602	326
Debt	2,371	3,660

Total Finance group liabilities	3,337	4,377

Total liabilities	11,969	12,310

Shareholders’ equity
Common stock	35	35
Capital surplus	1,275	1,301
Retained earnings	3,282	3,037
Accumulated other comprehensive loss	(1,280)	(1,316)

	3,312	3,057
Less cost of treasury shares	—	85

Total shareholders’ equity	3,312	2,972

Total liabilities and shareholders’ equity	$15,281	$15,282

Common shares outstanding (in thousands)	278,037	275,739

See Notes to the consolidated financial statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended October 1, 2011 and October 2, 2010, respectively

	Consolidated
(In millions)	2011	2010

Cash flows from operating activities:
Net income	$261	$26
Less: Income (loss) from discontinued operations	2	(3)

Income from continuing operations	259	29
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	289	282
Provision for losses on finance receivables held for investment	27	128
Portfolio losses on finance receivables	60	76
Deferred income taxes	(1)	4
Other, net	123	88
Changes in assets and liabilities:
Accounts receivable, net	(29)	(7)
Inventories	(328)	(383)
Other assets	114	186
Accounts payable	178	185
Accrued and other liabilities	(178)	(224)
Captive finance receivables, net	149	403

Net cash provided by operating activities of continuing operations	663	767
Net cash used in operating activities of discontinued operations	(3)	(8)

Net cash provided by operating activities	660	759

Cash flows from investing activities:
Finance receivables originated or purchased	(149)	(378)
Finance receivables repaid	665	1,265
Proceeds on receivable sales	276	501
Capital expenditures	(271)	(134)
Net cash used in acquisitions	(3)	(47)
Proceeds from sale of repossessed assets and properties	77	92
Other investing activities, net	53	39

Net cash provided by investing activities	648	1,338

Cash flows from financing activities:
Proceeds from issuance of long-term debt	791	47
Payments on long-term lines of credit	(1,040)	(1,167)
Increase in short-term debt	227	—
Principal payments on long-term debt	(643)	(1,863)
Proceeds from option exercises	4	2
Dividends paid	(17)	(16)
Other financing activities, net	(22)	—

Net cash used in financing activities	(700)	(2,997)

Effect of exchange rate changes on cash and equivalents	3	(1)

Net increase (decrease) in cash and equivalents	611	(901)
Cash and equivalents at beginning of period	931	1,892

Cash and equivalents at end of period	$1,542	$991

See Notes to the consolidated financial statements

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended October 1, 2011 and October 2, 2010, respectively

	Manufacturing Group		Finance Group
(In millions)	2011	2010	2011	2010

Cash flows from operating activities:
Net income (loss)	$332	$215	$(71)	$(189)
Less: Income (loss) from discontinued operations	2	(3)	—	—

Income (loss) from continuing operations	330	218	(71)	(189)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from TFC	179	355	—	—
Capital contribution paid to TFC under Support Agreement	(152)	(228)	—	—
Non-cash items:
Depreciation and amortization	267	260	22	22
Provision for losses on finance receivables held for investment	—	—	27	128
Portfolio losses on finance receivables	—	—	60	76
Deferred income taxes	27	28	(28)	(24)
Other, net	104	84	19	4
Changes in assets and liabilities:
Accounts receivable, net	(29)	(7)	—	—
Inventories	(324)	(382)	—	—
Other assets	113	167	(3)	26
Accounts payable	178	185	—	—
Accrued and other liabilities	(174)	(249)	(4)	25

Net cash provided by operating activities of continuing operations	519	431	22	68
Net cash used in operating activities of discontinued operations	(3)	(8)	—	—

Net cash provided by operating activities	516	423	22	68

Cash flows from investing activities:
Finance receivables originated or purchased	—	—	(343)	(662)
Finance receivables repaid	—	—	1,008	1,825
Proceeds on receivable sales	—	—	276	628
Capital expenditures	(271)	(134)	—	—
Net cash used in acquisitions	(3)	(47)	—	—
Proceeds from sale of repossessed assets and properties	—	—	77	92
Other investing activities, net	(27)	(26)	40	40

Net cash provided by (used in) investing activities	(301)	(207)	1,058	1,923

Cash flows from financing activities:
Proceeds from issuance of long-term debt	496	—	295	47
Payments on long-term lines of credit	—	(1,167)	(1,040)	—
Increase in short-term debt	227	—	—	—
Intergroup financing	(275)	150	275	(163)
Principal payments on long-term debt	(13)	(130)	(630)	(1,733)
Proceeds from option exercises	4	2	—	—
Capital contributions paid to TFC under Support Agreement	—	—	152	228
Other capital contributions paid to Finance group	—	—	40	30
Dividends paid	(17)	(16)	(179)	(355)
Other financing activities, net	(22)	—	—	—

Net cash provided by (used in) financing activities	400	(1,161)	(1,087)	(1,946)

Effect of exchange rate changes on cash and equivalents	4	(1)	(1)	—

Net increase (decrease) in cash and equivalents	619	(946)	(8)	45
Cash and equivalents at beginning of period	898	1,748	33	144

Cash and equivalents at end of period	$1,517	$802	$25	$189

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
In 2010, special charges also included costs incurred under a restructuring program that was completed at the end of 2010. There were no special charges in the first nine months of 2011.
Special charges by segment and type for the three and nine months ended October 2, 2010 are as follows:

	Restructuring
	Severance	Contract
(In millions)	Costs	Terminations	Other	Total

Three Months Ended October 2, 2010

Cessna	$15	$—	$—	$15
Textron Systems	4	—	—	4
Industrial	—	1	—	1
Finance	1	2	91	94

	$20	$3	$91	$114

Nine Months Ended October 2, 2010

Cessna	$29	$2	$—	$31
Bell	1	—	—	1
Textron Systems	5	—	—	5
Industrial	—	1	—	1
Finance	6	3	91	100
Corporate	(2)	—	—	(2)

	$39	$6	$91	$136

An analysis of our restructuring reserve activity is summarized below:

	Severance	Contract
(In millions)	Costs	Terminations	Total

Balance at January 1, 2011	$57	$5	$62
Cash paid	(40)	(1)	(41)

Balance at October 1, 2011	$17	$4	$21

Note 3: Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees. The components of net periodic benefit cost for these plans are as follows:

			Postretirement Benefits
	Pension Benefits		Other Than Pensions
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Three Months Ended
Service cost	$32	$31	$2	$2
Interest cost	82	79	8	9
Expected return on plan assets	(98)	(92)	—	—
Amortization of prior service cost (credit)	4	4	(2)	(2)
Amortization of net loss	19	9	3	3

Net periodic benefit cost	$39	$31	$11	$12

Nine Months Ended

Service cost	$96	$93	$6	$6
Interest cost	246	237	24	25
Expected return on plan assets	(294)	(276)	—	—
Amortization of prior service cost (credit)	12	12	(5)	(4)
Amortization of net loss	57	27	9	9

Net periodic benefit cost	$117	$93	$34	$36

Note 4: Comprehensive Income
Our comprehensive income, net of taxes, is provided below:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Net income (loss)	$142	$(48)	$261	$26
Other comprehensive income (loss):
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	15	11	48	31
Deferred gains (losses) on hedge contracts	(17)	3	(9)	10
Recognition of foreign currency translation loss upon substantial liquidation of Canadian entity, net of income tax benefit of $17	—	74	—	74
Foreign currency translation and other	(18)	21	(3)	(20)

Comprehensive income	$122	$61	$297	$121

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

Upon conversion of our convertible notes, as described in our 2010 Form 10-K, the principal amount would be settled in cash and the excess of the conversion value, as defined, over the principal amount may be settled in cash and/or shares of our common stock. Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over the principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS. See Note 8 regarding our cash tender offer pursuant to which we purchased a portion of our convertible notes subsequent to quarter end.
The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010

Basic weighted-average shares outstanding	278,090	274,896	277,285	274,056
Dilutive effect of convertible notes, warrants, stock options and restricted stock units	22,776	—	35,469	26,354

Diluted weighted-average shares outstanding	300,866	274,896	312,754	300,410

Stock options to purchase 8 million and 5 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for the three and nine months ended October 1, 2011, respectively, as the exercise prices were greater than the average market price of our common stock for the periods. Stock options to purchase 7 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for both the three and nine months ended October 2, 2010 as the exercise prices were greater than the average market price of our common stock for the periods. These securities could potentially dilute earnings per share in the future. For the three months ended October 2, 2010, the potential dilutive effect of 23 million weighted-average shares of stock options, restricted stock units and the shares that could be issued upon the conversion of our convertible notes and upon the exercise of the related warrants was excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on the loss from continuing operations.
Note 6: Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

	October 1,	January 1,
(In millions)	2011	2011

Commercial	$578	$496
U.S. Government contracts	368	416

	946	912
Allowance for doubtful accounts	(19)	(20)

	$927	$892

We have unbillable receivables on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $172 million at October 1, 2011 and $195 million at January 1, 2011.
Finance Receivables
Finance receivables by product line, which includes both finance receivables held for investment and finance receivables held for sale, are presented in the following table:

	October 1,	January 1,
(Dollars in millions)	2011	2011

Aviation	$1,927	$2,120
Golf equipment	141	212
Golf mortgage	703	876
Timeshare	495	894
Structured capital	217	317
Other liquidating	64	207

Total finance receivables	3,547	4,626
Less: Allowance for losses	276	342
Less: Finance receivables held for sale	245	413

Total finance receivables held for investment, net	$3,026	$3,871

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
A summary of finance receivables held for investment categorized based on the internally assigned credit quality indicators discussed above is as follows:

	October 1, 2011				January 1, 2011
(In millions)	Performing	Watchlist	Nonaccrual	Total	Performing	Watchlist	Nonaccrual	Total

Aviation	$1,591	$214	$122	$1,927	$1,713	$238	$169	$2,120
Golf equipment	91	38	12	141	138	51	23	212
Golf mortgage	225	133	228	586	163	303	219	685
Timeshare	129	24	214	367	222	77	382	681
Structured capital	212	5	—	217	290	27	—	317
Other liquidating	34	—	30	64	130	11	57	198

Total	$2,282	$414	$606	$3,302	$2,656	$707	$850	$4,213

% of Total	69.1%	12.5%	18.4%		63.0%	16.8%	20.2%

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
Finance receivables held for investment by delinquency aging category is summarized in the tables below:

	Less Than			Greater Than
	31 Days	31-60 Days	61-90 Days	90 Days
(In millions)	Past Due	Past Due	Past Due	Past Due	Total

October 1, 2011

Aviation	$1,764	$75	$35	$53	$1,927
Golf equipment	122	8	5	6	141
Golf mortgage	502	11	13	60	586
Timeshare	283	—	—	84	367
Structured capital	217	—	—	—	217
Other liquidating	45	—	—	19	64

Total	$2,933	$94	$53	$222	$3,302

January 1, 2011

Aviation	$1,964	$67	$41	$48	$2,120
Golf equipment	171	13	9	19	212
Golf mortgage	543	12	7	123	685
Timeshare	533	14	6	128	681
Structured capital	317	—	—	—	317
Other liquidating	166	2	1	29	198

Total	$3,694	$108	$64	$347	$4,213

We had no accrual status loans that were greater than 90 days past due at October 1, 2011 or at January 1, 2011. At October 1, 2011, the 60+ days contractual delinquency as a percentage of finance receivables held for investment was 8.33%, compared with 9.77% at January 1, 2011.
Impaired Loans
We evaluate individual finance receivables held for investment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios for impairment on a quarterly basis. Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. There was no significant interest income recognized on impaired loans in the first nine months of 2011 or 2010.
The average recorded investment in impaired loans for the first nine months of 2011 and 2010 is provided below:

		Golf	Golf
(In millions)	Aviation	Equipment	Mortgage	Timeshare	Other Liquidating	Total

For the nine months ended October 1, 2011

Impaired loans with a related allowance for losses recorded	$126	$4	$193	$283	$19	$625
Impaired loans with no related allowance for losses recorded	21	—	96	54	15	186

Total	$147	$4	$289	$337	$34	$811

For the nine months ended October 2, 2010

Impaired loans with a related allowance for losses recorded	$198	$5	$184	$356	$23	$766
Impaired loans with no related allowance for losses recorded	14	1	112	70	60	257

Total	$212	$6	$296	$426	$83	$1,023

A summary of impaired finance receivables, excluding leveraged leases, and related allowance for losses is provided below:

		Golf	Golf		Other
(In millions)	Aviation	Equipment	Mortgage	Timeshare	Liquidating	Total

October 1, 2011

Impaired loans with a related allowance for losses recorded:
Recorded investment	$94	$2	$196	$206	$23	$521
Unpaid principal balance	95	2	205	245	30	577
Related allowance	39	—	51	76	12	178

Impaired loans with no related allowance for losses recorded:
Recorded investment	26	—	108	73	4	211
Unpaid principal balance	27	—	114	87	44	272

Total impaired loans:
Recorded investment	120	2	304	279	27	732
Unpaid principal balance	122	2	319	332	74	849
Related allowance	39	—	51	76	12	178

January 1, 2011

Impaired loans with a related allowance for losses recorded:
Recorded investment	$147	$4	$175	$355	$16	$697
Unpaid principal balance	144	5	178	385	15	727
Related allowance	45	2	39	102	3	191

Impaired loans with no related allowance for losses recorded:
Recorded investment	17	—	138	69	30	254
Unpaid principal balance	21	—	146	74	89	330

Total impaired loans:
Recorded investment	164	4	313	424	46	951
Unpaid principal balance	165	5	324	459	104	1,057
Related allowance	45	2	39	102	3	191

Loan Modifications
Troubled debt restructurings occur when we have either modified the contract terms of finance receivables held for investment for borrowers experiencing financial difficulties or accepted a transfer of assets in full or partial satisfaction of the loan balance. Modifications often arise in the golf mortgage and timeshare product lines as a result of the lack of financing available to borrowers in these industries. Loans in our golf mortgage product line are typically structured with amortization periods between 20 and 30 years and contractual maturities of between 5 and 10 years, resulting in a significant balloon payment. We modify a significant portion of these loans at, or near the maturity date as a result of this structure.
The types of modifications we typically make include extensions of the original maturity date of the contract, extensions of revolving borrowing periods, delays in the timing of required principal payments, deferrals of interest payments, advances to protect the value of our collateral and principal reductions contingent on full repayment prior to the maturity date.
Finance receivables held for investment that were modified during the three- and nine-month periods of 2011 and are categorized as troubled debt restructurings, excluding related allowances for doubtful accounts and transfers of assets in satisfaction of the loan balance, are summarized below.

		Pre-	Post-
		Modification	Modification	Recorded
	Number of	Recorded	Recorded	Investment at
(Dollars in millions)	Customers	Investment	Investment	October 1, 2011

For the Three Months Ended October 1, 2011

Golf mortgage	7	$38	$35	$35
Timeshare	3	136	136	133

For the Nine Months Ended October 1, 2011

Golf mortgage	21	$166	$165	$163
Timeshare	9	219	219	158

Due to the nature of these restructurings, the financial effect of the modifications included in the above table was insignificant. Modified finance receivables are classified as impaired loans and are evaluated on an individual basis to determine whether reserves are required. Our reserve evaluation includes an estimate of the likelihood that the borrower will be able to perform under the contractual terms of the modification. Subsequent payment defaults or delinquency trends of finance receivables modified as troubled debt restructurings are also factored into the evaluation of impaired loans for reserving purposes as a default decreases the likelihood that the borrower will be able to perform under the terms of future modifications. During the first nine months of 2011, we had four customer defaults in our timeshare product line for finance receivables that had been modified as troubled debt restructurings within the previous twelve months. The recorded investment for these customers totaled $171 million, excluding related allowances for doubtful accounts, at October 1, 2011.
We may foreclose, repossess or receive collateral when a customer no longer has the ability to make payment. These transfers of assets in full or partial satisfaction of the loan balance are also considered troubled debt restructurings if the fair value of the assets transferred is less than our recorded investment. Similar to the troubled debt restructurings described above, these loans typically have been classified as impaired loans prior to the asset transfer; therefore, reserves have already been established related to the loan. As a result, for the three and nine months ended October 1, 2011, respectively, charge-offs of $19 million and $58 million upon the transfer of such assets were largely offset by previously established reserves.
Troubled debt restructurings resulting in transfers of assets in satisfaction of the loan balance that occurred during the three and nine months of 2011 are as follows.

		Pre-
		Modification	Post-
	Number of	Recorded	Modification
(Dollars in millions)	Customers	Investment	Asset Balance

For the Three Months Ended October 1, 2011

Aviation	5	$17	$11
Golf mortgage	2	14	7
Timeshare	1	30	24

For the Nine Months Ended October 1, 2011

Aviation	19	$46	$27
Golf mortgage	3	23	14
Timeshare	2	96	60

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
A rollforward of the allowance for losses on finance receivables held for investment and a summary of its composition, based on how the underlying finance receivables are evaluated for impairment, is presented below. The finance receivables reported in the following table specifically exclude $217 million and $281 million of leveraged leases at October 1, 2011 and October 2, 2010, respectively, in accordance with authoritative accounting standards:

					Structured
					Capital and
		Golf	Golf		Other
(In millions)	Aviation	Equipment	Mortgage	Timeshare	Liquidating	Total

For the nine months ended October 1, 2011

Allowance for losses
Beginning balance	$107	$16	$79	$106	$34	$342
Provision for losses	18	(3)	4	7	1	27
Net charge-offs and transfers	(27)	(4)	(11)	(35)	(16)	(93)

Ending balance	$98	$9	$72	$78	$19	$276

Ending balance based on individual evaluations	39	—	51	76	12	178
Ending balance based on collective evaluation	59	9	21	2	7	98

Finance receivables
Individually evaluated for impairment	$120	$2	$304	$279	$27	$732
Collectively evaluated for impairment	1,807	139	282	88	37	2,353

Balance at end of period	$1,927	$141	$586	$367	$64	$3,085

For the nine months ended October 2, 2010

Allowance for losses
Beginning balance	$114	$9	$65	$79	$74	$341
Provision for losses	27	12	61	37	(9)	128
Net charge-offs	(36)	(5)	(48)	(5)	(20)	(114)

Ending balance	$105	$16	$78	$111	$45	$355

Ending balance based on individual evaluations	47	2	38	99	7	193
Ending balance based on collective evaluation	58	14	40	12	38	162

Finance receivables
Individually evaluated for impairment	$180	$6	$289	$442	$70	$987
Collectively evaluated for impairment	2,002	194	438	565	266	3,465

Balance at end of period	$2,182	$200	$727	$1,007	$336	$4,452

Note 7: Inventories

	October 1,	January 1,
(In millions)	2011	2011

Finished goods	$1,079	$784
Work in process	2,303	2,125
Raw materials	406	506

	3,788	3,415
Progress/milestone payments	(1,181)	(1,138)

	$2,607	$2,277

Note 8: Debt
In September 2011, we issued $250 million in 4.625% Notes due 2016 and $250 million in 5.950% Notes due 2021 for total net proceeds of $496 million. We also commenced a cash tender offer in September that expired on October 12, 2011 for any and all of our approximately $600 million in outstanding 4.50% convertible senior notes due 2013.
In accordance with the terms of the tender offer, for each $1,000 principal amount of the convertible notes purchased, a holder received a cash payment of $1,524 plus accrued and unpaid interest up to the October 13, 2011 settlement date. In the aggregate, the holders of convertible notes validly tendered $225 million principal amount, or 37.5%, of the convertible notes. Excluding accrued interest, we paid $342 million in cash for the tendered convertible notes. In accordance with the applicable authoritative accounting guidance, we have determined the fair value of the liability component of the convertible notes purchased in the tender offer to be $234 million, with the balance of $108 million representing the equity component. The carrying value of the tendered convertible notes, including unamortized issuance costs, was $200 million, so a pretax loss of $34 million will be recognized in the fourth quarter of 2011, along with a $108 million reduction to shareholders’ equity. We have classified $200 million of the convertible notes as current at October 1, 2011, based on the settlement subsequent to quarter end. Immediately following the settlement in October, we had approximately $375 million principal amount of convertible notes outstanding, which are convertible at the holder’s option, under certain circumstances described in our 2010 Form 10-K.
Note 9: Accrued Liabilities
We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years. Changes in our warranty and product maintenance liabilities are as follows:

	Nine Months Ended
	October 1,	October 2,
(In millions)	2011	2010

Accrual at the beginning of period	$242	$263
Provision	162	129
Settlements	(173)	(162)
Adjustments to prior accrual estimates	(11)	12

Accrual at the end of period	$220	$242

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

			Asset (Liability)
			October 1,	January 1,
(In millions)	Borrowing Group	Balance Sheet Location	2011	2011

Assets
Interest rate exchange contracts*	Finance	Other assets	$27	$34
Foreign currency exchange contracts	Manufacturing	Other current assets	12	39

Total			$39	$73

Liabilities
Interest rate exchange contracts*	Finance	Other liabilities	$(9)	$(6)
Foreign currency exchange contracts	Manufacturing	Accrued liabilities	(6)	(2)

Total			$(15)	$(8)

*	Interest rate exchange contracts represent fair value hedges.
The Finance group’s interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared with a standard AA-rated counterparty; however, this had no significant impact on the valuation at October 1, 2011. At October 1, 2011 and January 1, 2011, we had interest rate exchange contracts with notional amounts upon which the contracts were based of $882 million and $1.1 billion, respectively.
Foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At October 1, 2011 and January 1, 2011, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $710 million and $635 million, respectively.
The Finance group also has investments in other marketable securities totaling $22 million and $51 million at October 1, 2011 and January 1, 2011, respectively, that are classified as available for sale. These investments are classified as Level 2 as the fair value for these notes was determined based on observable market inputs for similar securitization interests in markets that are relatively inactive compared with the market environment in which they were originally issued and based on bids received from prospective purchasers.
Fair Value Hedges
Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates. By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows. The amount of ineffectiveness on our fair value hedges and the gain (loss) recorded in the Consolidated Statements of Operations were both insignificant in the first nine months of 2011 and 2010.

Cash Flow Hedges
We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities in the normal course of business. We primarily utilize forward exchange contracts and purchased options with maturities of no more than three years that qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. At October 1, 2011, we had a net deferred gain of $7 million in Accumulated other comprehensive loss related to these cash flow hedges. Net gains and losses recognized in earnings and Accumulated other comprehensive loss on these cash flow hedges, including gains and losses related to hedge ineffectiveness, were not material in the three- and nine-month periods ended October 1, 2011 and October 2, 2010. We do not expect the amount of gains and losses in Accumulated other comprehensive loss that will be reclassified to earnings in the next twelve months to be material.
We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges. If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings. Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustment account within OCI, produced a $10 million after-tax loss for the first nine months of 2011, resulting in an accumulated net gain balance of $4 million at October 1, 2011. The ineffective portion of these hedges was insignificant.
Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents those assets that are measured at fair value on a nonrecurring basis that had fair value measurement adjustments during the first nine months of 2011 and 2010. These assets were measured using significant unobservable inputs (Level 3) and include the following:

			Gain (Loss)
	Balance at		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Finance Group
Impaired finance receivables	$348	$525	$(73)	$(130)
Finance receivables held for sale	245	252	(22)	(17)
Other assets	115	126	(26)	(38)

Impaired Finance Receivables — Impaired nonaccrual finance receivables are included in the table above since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral. Fair values of collateral are determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses.
Finance Receivables Held for Sale — Finance receivables held for sale are recorded at the lower of cost or fair value. As a result of our plan to exit the non-captive Finance business certain finance receivables are classified as held for sale. In addition, during the third quarter of 2011, we reclassified $98 million of timeshare finance receivables from held for investment to held for sale based on an agreement in place at the end of the quarter. We determined a sale of these finance receivables is consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections. At October 1, 2011, the finance receivables held for sale are primarily assets in the timeshare and golf mortgage product lines. Timeshare finance receivables classified as held for sale were identified at the individual loan level; whereas golf course mortgages were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value. These finance receivables are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value.
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
Other assets — Other assets include repossessed assets and properties, operating assets received in satisfaction of troubled finance receivables and other investments, which are accounted for under the equity method of accounting and have no active, quoted market prices. The fair value of these assets is determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. For our other investments, the discounted cash flow models incorporate assumptions specific to the nature of the investments’ business and underlying assets.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	October 1, 2011		January 1, 2011
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value

Manufacturing group
Long-term debt, excluding leases	$(2,703)	$(3,079)	$(2,172)	$(2,698)
Finance group
Finance receivables held for investment, excluding leases	2,648	2,216	3,345	3,131
Debt	(2,371)	(2,250)	(3,660)	(3,528)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions. At October 1, 2011 and January 1, 2011, approximately 45% and 33%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions. The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations. We utilize the same valuation methodologies to determine the fair value estimates for finance receivables held for investment as used for finance receivables held for sale.
Note 12: Income Tax Expense (Benefit)
For the three and nine months ended October 1, 2011, income tax expense equated to an effective income tax rate of 27% and 29%, compared to the Federal statutory income tax rate of 35%. In the third quarter of 2011, the rate was significantly lower than the statutory income tax rate due to a 3% benefit associated with the early termination of certain leveraged leases and a 6% benefit associated with a higher proportion of income attributable to international operations in countries with lower tax rates for both periods.
For the three and nine months ended October 2, 2010, income tax expense (benefit) equated to an effective income tax rate of (30%) and 29%, compared to the Federal statutory income tax rate of 35%. The third quarter 2010 effective tax rate benefit differs from the U.S. Federal statutory rate primarily due to a detriment of 21% related to the nondeductible portion of a cumulative currency translation charge resulting from the substantial liquidation of a Canadian entity within the Finance segment, as discussed in Note 2. This detriment was partially offset by a 16% benefit related to a higher proportion of income attributable to international operations in countries with lower tax rates. For the nine months ended October 2, 2010, the effective tax rate provision differs from the U.S. Federal statutory rate primarily due to a 36% detriment related to the nondeductible portion of a cumulative currency translation charge resulting from the substantial liquidation of a Canadian entity within the Finance segment and a 27% detriment related to a change in the tax treatment of the Medicare Part D program related to U.S. health-care legislation enacted in the first quarter of 2010, offset by a 69% benefit related to changes in the functional currency of two Canadian subsidiaries and benefits related to a higher proportion of income attributable to international operations in countries with lower tax rates.

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
Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

REVENUES
Manufacturing Group
Cessna	$771	$535	$1,979	$1,603
Bell	894	825	2,515	2,266
Textron Systems	462	460	1,359	1,452
Industrial	655	600	2,077	1,886

	2,782	2,420	7,930	7,207
Finance Group	32	59	91	191

Total revenues	$2,814	$2,479	$8,021	$7,398

SEGMENT OPERATING PROFIT
Manufacturing Group
Cessna	$33	$(31)	$—	$(52)
Bell	143	107	354	289
Textron Systems	47	50	149	175
Industrial	37	37	153	137

	260	163	656	549
Finance Group	(24)	(51)	(101)	(180)

Segment profit	236	112	555	369
Corporate expenses and other, net	(13)	(35)	(75)	(89)
Interest expense, net for Manufacturing group	(37)	(32)	(113)	(103)
Special charges	—	(114)	—	(136)

Income (loss) from continuing operations before income taxes	$186	$(69)	$367	$41

Note 14. Subsequent Events
On October 13, 2011, we repurchased 37.5% of our outstanding convertible notes pursuant to the cash tender offer disclosed in Note 8. Subsequently, on October 25, 2011, we entered into separate agreements with each of the counterparties to the call option and warrant transactions entered into when the notes were originally issued to adjust the number of shares of common stock covered by these instruments. Accordingly, we reduced the number of common shares covered under the call options from 45.7 million shares to 28.6 million shares. This equates to the number of shares of common stock into which the $225 million principal amount of the repurchased notes would have been currently convertible. In addition, the warrants were amended to reduce the number of shares covered by the warrants to 28.0 million and to change the expiration dates specified in the original agreement to correspond with the final settlement period for the call options. Pursuant to these amendments, we received $135 million for the call option transaction and paid $133 million for the warrant transaction, and the net amount will be recorded within shareholders’ equity.
On October 25, 2011, we also entered into capped call transactions with the counterparties for a cost of $32 million. The capped call transactions cover an aggregate of 17.1 million shares of our common stock. The capped call transactions have a strike price of $13.125 per share and a cap price of $15.75 per share. The capped call transactions will expire in May 2013. We may elect for the settlement of the capped call transactions, if any, to be paid to us in shares of our common stock or cash or in a combination of cash and shares of common stock. Based on the structure of the capped call, the transactions meet all of the applicable accounting criteria for equity classification and will be classified within shareholders’ equity.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidated Results of Operations
Revenues

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2011	2010	2011	2010

Revenues	$2,814	$2,479	$8,021	$7,398
% change compared with prior period	13.5%		8.4%

Revenues increased $335 million, 13.5%, in the third quarter of 2011, compared with the third quarter of 2010, as revenue increases in the Cessna, Bell, and Industrial segments were partially offset by lower revenue in the Finance segment. The net revenue increase included the following factors:
•	Higher Cessna revenues of $236 million, primarily due to higher volume largely reflecting more business jet deliveries;
•	Higher Bell revenues of $69 million, largely due to higher volume in our military programs, which included more deliveries of V-22 and H-1 aircraft; and
•	An increase in Industrial segment revenues of $55 million, primarily due to a favorable foreign exchange impact of $23 million, largely related to the euro, and higher volume of $14 million, primarily reflecting higher automotive industry demand;
•	Partially offset by lower revenues at the Finance segment of $27 million, primarily attributable to the lower average finance receivable portfolio balance resulting from the continued liquidation.
Revenues increased $623 million, 8.4%, in the first nine months of 2011, compared with the corresponding period of 2010, as revenue increases in the Cessna, Bell, and Industrial segments were partially offset by lower revenue in the Finance and Textron Systems segments. The net revenue increase included the following factors:
•	Higher Cessna revenues of $376 million, primarily due to the impact of higher Citation business jet volume and the mix of light- and mid-size jets sold during the period;
•	Higher Bell revenues of $249 million, largely due to higher volume in our military programs, which included more deliveries of V-22 and H-1 aircraft; and
•	An increase in Industrial segment revenues of $191 million, primarily due to higher volume of $82 million, primarily reflecting higher automotive industry demand, and a favorable foreign exchange impact of $73 million, largely related to the euro; partially offset by
•	Lower revenues at the Finance segment of $100 million, primarily attributable to the lower average finance receivable portfolio balance resulting from the continued liquidation; and
•	A decrease in Textron Systems revenue of $93 million, primarily due to $125 million in lower volume in the UAS and Mission Support and Other product lines, partially offset by higher Weapons and Sensors volume of $43 million.
Cost of Sales and Selling and Administrative Expense

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2011	2010	2011	2010

Operating expenses	$2,564	$2,338	$7,443	$6,886
% change compared with prior period	9.7%		8.1%
Cost of sales	$2,313	$2,037	$6,593	$6,000
% change compared with prior period	13.5%		9.9%
Gross margin percentage of Manufacturing revenues	16.9%	15.8%	16.9%	16.7%
Selling and administrative expenses	$251	$301	$850	$886
% change compared with prior period	(16.6)%		(4.1)%

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses. Changes in operating expenses are more fully discussed in our Segment Analysis below.

Consolidated manufacturing cost of sales as a percentage of Manufacturing revenues was 83.1% and 84.2% in the third quarter of 2011 and 2010, respectively, largely reflecting a favorable mix of Citation business jets sold and a benefit from cost improvement initiatives realized in the Cessna segment in the third quarter of 2011. On a dollar basis, consolidated manufacturing cost of sales increased $276 million, 14%, in the third quarter of 2011, compared with the third quarter of 2010, principally due to higher sales volume in the Cessna, Bell and Industrial segments.
Consolidated manufacturing cost of sales as a percentage of Manufacturing revenues was 83.1% and 83.3% in the first nine months of 2011 and 2010, respectively. On a dollar basis, consolidated cost of sales increased $593 million, 10%, in the first nine months of 2011, principally due to higher sales volume changes in the Cessna, Bell, and Industrial segments.
On a consolidated basis, selling and administrative expense decreased $50 million, 17%, to $251 million in the third quarter of 2011, compared with the third quarter of 2010, primarily due to lower corporate expense, largely due to a reduction in stock-based compensation expense reflecting changes in our stock price, along with an $18 million reduction in operating expense at the Finance segment, largely reflecting the liquidation of the non-captive commercial finance business. For the first nine months of 2011, selling and administrative expense decreased $36 million, 4%, to $850 million, compared with the corresponding period of 2010, primarily due to lower operating expense at the Finance segment largely reflecting the liquidation of the non-captive commercial finance business.
Interest Expense

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2011	2010	2011	2010

Interest expense	$61	$67	$184	$207
% change compared with prior period	(9.0)%		(11.1)%

Interest expense on the Consolidated Statement of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated. Our consolidated interest expense decreased for both the third quarter and first nine months of 2011, compared to the corresponding periods of 2010, primarily due to a decrease for the Finance group, largely due to the reduction in its debt as it liquidates the non-captive commercial finance business.
Special Charges
Special charges of $114 million in the third quarter of 2010 and $136 million in the first nine months of 2010 included costs incurred under the restructuring program that was completed at the end of 2010 which primarily related to severance costs in the Cessna, Finance and Textron Systems segments. In addition, special charges included a $91 million pre-tax non-cash charge in the Finance segment. In the third quarter of 2010, we substantially liquidated the assets held by a Canadian entity within the Finance segment and reclassified the entity’s cumulative currency translation adjustment amount within other comprehensive income to the statement of operations. The reclassification of this amount resulted in a $74 million after-tax charge, which had no impact on shareholders’ equity. There were no special charges in 2011.
Income Tax Expense
For the three and nine months ended October 1, 2011, income tax expense equated to an effective income tax rate of 27% and 29%, compared to the Federal statutory income tax rate of 35%. In the third quarter of 2011, the rate was significantly lower than the statutory income tax rate due to a 3% benefit associated with the early termination of certain leveraged leases and a 6% benefit associated with a higher proportion of income attributable to international operations in countries with lower tax rates for both periods.
For the three and nine months ended October 2, 2010, income tax expense (benefit) equated to an effective income tax rate of (30%) and 29%, compared to the Federal statutory income tax rate of 35%. The third quarter 2010 effective tax rate benefit differs from the U.S. Federal statutory rate primarily due to a detriment of 21% related to the nondeductible portion of a cumulative currency translation charge resulting from the substantial liquidation of a Canadian entity within the Finance segment, as discussed above under Special Charges. This detriment was partially offset by a 16% benefit related to a higher proportion of income attributable to international operations in countries with lower tax rates. For the nine months ended October 2, 2010, the effective tax rate provision differs from the U.S. Federal statutory rate primarily due to a 36% detriment related to the nondeductible portion of a cumulative currency translation charge resulting from the substantial liquidation of a Canadian entity within the Finance segment and a 27% detriment related to a change in the tax treatment of the Medicare Part D program related to U.S. health-care legislation enacted in the first quarter of 2010, offset by a 69% benefit related to changes in the functional currency of two Canadian subsidiaries and benefits related to a higher proportion of income attributable to international operations in countries with lower tax rates.

Backlog

	January 2,	January 1,	July 2,	October 1,
(In millions)	2010	2011	2011	2011

Bell*	$6,192	$6,473	$6,172	$6,365
Cessna	4,893	2,928	2,522	2,163
Textron Systems	1,664	1,598	1,550	1,528

At Cessna, backlog decreased from year end and the prior quarter end, primarily reflecting deliveries in excess of orders.
*Backlog at Bell for prior periods as shown in the table above has been revised from the amounts previously reported, primarily to correct an error made in the fourth quarter of 2009 when the full value of a V-22 contract was included in backlog rather than Bell’s proportionate share. Following our discovery of this error in October 2011, we conducted an internal review of backlog for the V-22 program as well as the rest of Bell’s backlog and determined that the net impact, after including additional minor errors identified in our review, was a $781 million reduction in Bell’s backlog from the amount previously reported as of July 2, 2011. After adjusting for Bell’s backlog error, at January 2, 2010 and January 1, 2011, total year-end U.S. Government backlog was $7.1 billion and $7.6 billion, respectively, and total year-end Textron backlog was $12.8 billion and $11.0 billion, respectively.
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
Approximately 34% of our 2010 revenues were derived from contracts with the U.S. Government. For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix. Changes in volume that are discussed in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refer to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes.
Cessna

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2011	2010	2011	2010

Revenues	$771	$535	$1,979	$1,603
Operating expenses	738	566	1,979	1,655
Segment profit (loss)	33	(31)	—	(52)
Profit margin	4.3%	(5.8)%	—	(3.2)%

The following factors contributed to the change in Cessna’s revenue for the periods:

	Q3 2011	YTD 2011
	versus	versus
(In millions)	Q3 2010	YTD 2010

Volume and mix	$236	$363
Pricing	—	13

Total change	$236	$376

In the third quarter of 2011, Cessna’s revenues increased $236 million, 44%, compared with the corresponding period of 2010 primarily due to higher Citation business jet volume, largely due to the delivery of 47 Citation business jets in the third quarter of 2011, compared with 26 in the third quarter of 2010. During the third quarter of 2011, the portion of Cessna’s revenue derived from aftermarket sales and services represented 26% of Cessna’s revenue, compared with 31% in the third quarter of 2010, largely due to the higher business jet volume.
In the first nine months of 2011, Cessna’s revenues increased $376 million, 23%, compared with the corresponding period of 2010, primarily due to higher Citation business jet volume and the mix of light- and mid-size jets sold during the period, which had a $276 million impact, and higher aftermarket volume of $54 million. The higher Citation business jet volume was largely due to the delivery of 116 jets in the first nine months of 2011, compared with 100 in the corresponding period of 2010. During the first nine months of 2011, the portion of Cessna’s revenue derived from aftermarket sales and services represented 29% of Cessna’s revenue, compared with 31% in the corresponding period of 2010, largely due to the higher business jet volume.
The following factors contributed to the change in Cessna’s segment profit for the periods:

	Q3 2011	YTD 2011
	versus	versus
(In millions)	Q3 2010	YTD 2010

Volume and mix	$52	$66
Performance	16	(16)
Other	(4)	2

Total change	$64	$52

Cessna’s segment profit increased $64 million in the third quarter of 2011, compared with the corresponding period of 2010, primarily due to higher volume and mix of $52 million and favorable performance of $16 million. Performance included the following:
•	$10 million related to manufacturing cost improvement initiatives realized during the period; partially offset by
•	$8 million in higher engineering and development expenses as we increased our investment in future product offerings.
Cessna’s operating expenses increased by $172 million, 30%, in the third quarter of 2011, compared with the corresponding period of 2010, primarily due to higher sales volume, which resulted in a $130 million increase in direct material and labor costs and a $46 million increase in manufacturing overhead. As discussed above, operating expenses also increased due to higher engineering and development expenses.
Cessna’s segment profit was $52 million higher in the first nine months of 2011, compared with the corresponding period of 2010, primarily due to higher volume and mix of $66 million, partially offset by unfavorable performance of $16 million. Performance included the following:
•	$31 million in higher engineering and development expenses, primarily due to new product development, partially offset by
•	$15 million related to cost improvement initiatives realized during the period.
Cessna’s operating expenses increased by $324 million, 20%, in the first nine months of 2011, compared with the corresponding period of 2010, principally due to higher sales volume, which resulted in a $226 million increase in direct material and labor costs and a $56 million increase in manufacturing overhead. As discussed above, operating expenses also increased due to higher engineering and development expenses.

Bell

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2011	2010	2011	2010

Revenues
V-22 program	$363	$301	$1,081	$869
Other military	266	229	695	637
Commercial	265	295	739	760

Total revenues	894	825	2,515	2,266
Operating expenses	751	718	2,161	1,977
Segment profit	143	107	354	289
Profit margin	16.0%	13.0%	14.1%	12.8%

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
The following factors contributed to the change in Bell’s revenue for the periods:

	Q3 2011	YTD 2011
	versus	versus
(In millions)	Q3 2010	YTD 2010

Volume and mix	$65	$236
Other	4	13

Total change	$69	$249

Bell’s revenues increased $69 million, 8%, in the third quarter of 2011, compared with the corresponding period of 2010, primarily due to higher volume. We delivered 9 V-22 aircraft during the third quarter of 2011, compared with 7 deliveries in the third quarter of 2010, which was the primary driver in the $62 million, 21%, increase in V-22 revenues. Other military revenues increased $37 million, 16%, primarily due to higher H-1 deliveries, partially offset by lower production support volume of $23 million. We delivered 7 H-1 aircraft in the third quarter of 2011, compared with 5 deliveries in the third quarter of 2010. Commercial revenues decreased $30 million, 10%, in the third quarter of 2011, primarily reflecting the change in mix of aircraft sold during the quarter and lower aftermarket volume of $12 million. We delivered 26 commercial aircraft in the third quarter of 2011, compared with 24 aircraft in the third quarter of 2010.
Bell’s revenues increased $249 million, 11%, in the first nine months of 2011, compared with the corresponding period of 2010, primarily due to higher volume. We delivered 27 V-22 aircraft during the first nine months of 2011, compared with 19 deliveries in the corresponding period of 2010, which was the primary driver in the $212 million, 24%, increase in V-22 revenues. We also delivered 19 H-1 aircraft in the first nine months of 2011, compared with 11 deliveries in the corresponding period of 2010. Other military revenues increased $58 million, 9%, in 2011 largely due to the higher deliveries of H-1 aircraft, partially offset by a $58 million decrease in aftermarket volume reflecting the completion of several non-recurring programs in 2010, along with timing of deliveries for other programs. Commercial revenues decreased $21 million, 3%, primarily reflecting the change in mix of aircraft sold during the quarter. We delivered 63 commercial aircraft in the first nine months of 2011, compared with 60 aircraft in the corresponding period of 2010.
The following factors contributed to the change in Bell’s segment profit for the periods:

	Q3 2011	YTD 2011
	versus	versus
(In millions)	Q3 2010	YTD 2010

Performance	$48	$86
Volume and mix	(11)	(20)
Other	(1)	(1)

Total change	$36	$65

Bell’s segment profit increased $36 million, 34%, in the third quarter of 2011, compared with the third quarter of 2010, primarily due to improved program performance of $48 million, partially offset by volume and mix of $11 million, largely related to the mix of commercial aircraft sold in the quarter. Bell’s improved performance included the following:
•	$28 million resulting from improved manufacturing efficiencies in our military programs, and

•	$14 million in lower selling and administrative costs in our commercial business.
Bell’s operating expenses increased $33 million, 5%, in the third quarter of 2011, compared with the corresponding period of 2010, primarily due to higher net sales volume discussed above.
Bell’s segment profit increased $65 million, 22%, in the first nine months of 2011, compared with the corresponding period of 2010, primarily due to improved program performance of $86 million, partially offset by volume and mix of $20 million, primarily due to the mix in commercial aircraft sold. Bell’s improved performance included the following:
•	$94 million resulting from improved manufacturing efficiencies in our military programs, partially offset by a
•	$21 million program adjustment recognized in the second quarter of 2010 related to the recognition of profit on the H-1 and V-22 programs for reimbursement of prior year costs.
Bell’s operating expenses increased $184 million, 9%, in the first nine months of 2011, compared with the corresponding period of 2010, primarily due to higher sales volume discussed above.
Textron Systems

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2011	2010	2011	2010

Revenues	$462	$460	$1,359	$1,452
Operating expenses	415	410	1,210	1,277
Segment profit	47	50	149	175
Profit margin	10.2%	10.9%	11.0%	12.1%

The following factors contributed to the change in Textron Systems’ revenue for the periods:

	Q3 2011	YTD 2011
	versus	versus
(In millions)	Q3 2010	YTD 2010

Volume and mix	$—	$(97)
Other	2	4

Total change	$2	$(93)

Revenues at Textron Systems increased $2 million, 0.4%, in the third quarter of 2011, compared with the third quarter of 2010. Volume was flat, reflecting the following changes:
•	Higher Weapons and Sensors revenue of $35 million, primarily due to higher Sensor Fuzed Weapon volume related to a foreign military sales contract, partially offset by
•	Lower Unmanned Aircraft Systems (UAS) volume of $29 million, largely due to lower deliveries and to the timing of revenues from various programs.
Revenues at Textron Systems decreased $93 million, 6%, in the first nine months of 2011, compared with the corresponding period of 2010, primarily due to lower volume, reflecting the following changes:
•	Lower UAS volume of $84 million, largely due to lower deliveries and to the timing of revenues from various programs, and
•	Lower Mission Support and Other product line volume of $41 million, largely due to the completion of several test and training programs, partially offset by
•	Higher Weapons and Sensors revenue of $43 million, largely due to higher Sensor Fuzed Weapon volume.
The following factors contributed to the change in Textron Systems’ segment profit for the periods:

	Q3 2011	YTD 2011
	versus	versus
(In millions)	Q3 2010	YTD 2010

Volume and mix	$(7)	$(27)
Other	4	1

Total change	$(3)	$(26)

Segment profit at Textron Systems decreased $3 million, 6%, and operating expenses increased $5 million, 1%, in the third quarter of 2011, compared with the third quarter of 2010, primarily due to the change in mix of profit rates on military contracts during the quarter.
Segment profit at Textron Systems decreased $26 million, 15%, in the first nine months of 2011, compared with the corresponding period of 2010, primarily due to the impact of lower volume and mix described above. Textron Systems’ operating expenses decreased $67 million, 5%, in the first nine months of 2011, compared with the corresponding period of 2010, primarily due to the mix of contracts during the quarter.
Industrial

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2011	2010	2011	2010

Revenues:
Fuel systems and functional components	$433	$394	$1,354	$1,217
Other industrial	222	206	723	669

Total revenues	655	600	2,077	1,886
Operating expenses	618	563	1,924	1,749
Segment profit	37	37	153	137
Profit margin	5.6%	6.2%	7.4%	7.3%

The following factors contributed to the change in Industrial’s revenue for the periods:

	Q3 2011	YTD 2011
	versus	versus
(In millions)	Q3 2010	YTD 2010

Volume	$14	$82
Foreign exchange	23	73
Acquisitions, net of dispositions	11	22
Other	7	14

Total change	$55	$191

Industrial segment sales increased $55 million, 9%, in the third quarter of 2011, compared with the third quarter of 2010. Sales of the segment’s fuel systems and functional components increased $39 million, 10%, in the third quarter of 2011, compared with the third quarter of 2010, primarily due to a favorable foreign exchange impact of $20 million, largely related to the euro, and higher volume of $17 million, reflecting higher automotive industry demand. Other industrial revenues increased primarily due to the impact of acquisitions, net of dispositions.
Industrial segment sales increased $191 million, 10%, in the first nine months of 2011, compared with the corresponding period of 2010. Sales of the segment’s fuel systems and functional components increased $137 million, 11%, in the first nine months of 2011, compared with the corresponding period of 2010, primarily due to higher volume of $77 million, reflecting higher automotive industry demand, and a favorable foreign exchange impact of $62 million, largely related to the euro. Other industrial revenues increased primarily due to the $22 million impact of acquisitions, pricing and $11 million in favorable foreign exchange.
The following factors contributed to the change in Industrial’s segment profit for the periods:

	Q3 2011	YTD 2011
	versus	versus
(In millions)	Q3 2010	YTD 2010

Volume	$1	$19
Performance	1	17
Inflation, net of pricing	(6)	(29)
Other	4	9

Total change	$—	$16

Industrial segment profit was unchanged in the third quarter of 2011, compared with the third quarter of 2010.

Operating expenses for the Industrial segment increased $55 million, 10%, in the third quarter of 2011, compared with the third quarter of 2010, largely due to a $20 million impact from foreign exchange related to the euro, $17 million in higher direct material costs due to higher sales volume and $15 million in cost inflation for commodity and material components throughout the Industrial businesses.
Industrial segment profit increased $16 million, 12%, in the first nine months of 2011, compared with the corresponding period of 2010, primarily due to a $19 million impact from higher volume and improved performance of $17 million, partially offset by inflation, net of pricing of $29 million. Performance was favorable for the period due to continued cost reduction activities and improved manufacturing leverage resulting from higher volume. Inflation, net of pricing, of $29 million was primarily due to higher direct material costs for commodity and material components throughout the Industrial businesses that exceeded related price increases, principally in the fuel systems and functional components product line.
Operating expenses for the Industrial segment increased $175 million, 10%, in the first nine months of 2011, compared with the corresponding period of 2010, primarily due to a $67 million impact from foreign exchange related to the euro, a $60 million increase in direct material costs due to higher sales volume, and $29 million in inflation for direct materials related to various commodity and material components throughout the Industrial businesses.
Finance

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2011	2010	2011	2010

Revenues	$32	$59	$91	$191
Provision for losses on finance receivables	3	29	27	128
Segment profit (loss)	(24)	(51)	(101)	(180)

Our plan to exit the non-captive commercial finance business in our Finance segment is being effected through a combination of orderly liquidation and selected sales of the remaining non-captive finance receivables. The exit plan is expected to be substantially complete over the next three to five years.
Finance segment revenues decreased $27 million, 46%, in the third quarter of 2011, compared with the third quarter of 2010, primarily attributable to the impact of a $1.6 billion lower average finance receivable balance. Finance segment revenues decreased $100 million, 52%, in the first nine months of 2011, compared with the corresponding period of 2010, primarily attributable to the impact of a $1.9 billion lower average finance receivable balance.
Finance segment loss decreased $27 million, 53%, in the third quarter of 2011, compared with the third quarter of 2010, primarily due to the following factors:
•	$26 million in lower provision for loan losses, primarily the result of a decline in the accounts identified as nonaccrual in the non-captive portfolio during the quarter as compared to last year and a specific reserving action taken on one aviation account during 2010; and
•	$18 million in lower administrative expenses, primarily due to lower compensation expense associated with a workforce reduction and other cost reductions related to the exit of the non-captive business; partially offset by an
•	$11 million reduction in interest margin resulting from the lower average finance receivable portfolio balance.
Finance segment loss decreased $79 million, 44%, in the first nine months of 2011, compared with the corresponding period of 2010, primarily due to the following factors:
•	$101 million in lower provision for loan losses, primarily the result of a decline in the accounts identified as nonaccrual in the non-captive portfolio during the first nine months of 2011 as compared to last year; and
•	$45 million in lower administrative expenses, primarily due to lower compensation expense associated with a workforce reduction and other cost reductions related to the exit of the non-captive business; partially offset by a
•	$48 million reduction in interest margin resulting from the lower average finance receivable portfolio balance.

Finance Portfolio Quality
The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment. Finance receivables held for sale are reflected at fair value on the Consolidated Balance Sheets. As a result, finance receivables held for sale are not included in the credit performance statistics below.

	October 1,	January 1,
(Dollars in millions)	2011	2011

Finance receivables held for investment	$3,302	$4,213
Nonaccrual finance receivables	$606	$850
Allowance for losses	$276	$342
Ratio of nonaccrual finance receivables to finance receivables held for investment	18.35%	20.17%
Ratio of allowance for losses on impaired nonaccrual finance receivables to impaired nonaccrual finance receivables	30.44%	23.82%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables held for investment	45.54%	40.30%
Ratio of allowance for losses on finance receivables to finance receivables held for investment	8.36%	8.13%
60+ days contractual delinquency as a percentage of finance receivables held for investment	8.33%	9.77%
60+ days contractual delinquency	$275	$411
Repossessed assets and properties	$132	$157
Operating assets received in satisfaction of troubled finance receivables	$82	$107

At October 1, 2011, finance receivables held for investment included $1.2 billion of non-captive finance receivables, compared with $1.9 billion at the end of 2010. Finance receivables held for sale by the non-captive business totaled $245 million at October 1, 2011, compared with $413 million at the end of 2010.
Nonaccrual finance receivables decreased $244 million, 29%, from the year-end balance, primarily due to reductions of $168 million in the timeshare portfolio, $47 million in the aviation portfolio and $27 million in the other liquidating portfolio. The reduction in the timeshare portfolio was mostly due to the resolution of three significant accounts and cash collections on several other accounts. The decrease in the aviation portfolio was due to a $95 million impact from the resolution of several accounts through cash collections and repossession of collateral, partially offset by new accounts identified as nonaccrual in 2011.
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
Key information that is utilized in assessing our liquidity is summarized below:

	October 1,	January 1,
(In millions)	2011	2011

Manufacturing group
Cash and equivalents	$1,517	$898
Debt	3,062	2,302
Shareholders’ equity	3,312	2,972
Capital (debt plus shareholders’ equity)	6,374	5,274
Net debt (net of cash and equivalents) to capital	31.8%	32.1%
Debt to capital	48.0%	43.6%
Finance group
Cash and equivalents	$25	$33
Debt	2,371	3,660

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
We maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. In September 2011, we issued $250 million in 4.625% Notes due 2016 and $250 million in 5.950% Notes due 2021 under this registration statement. In addition, we commenced a cash tender offer for our 4.50% convertible notes, as discussed in Note 8 to the Consolidated Financial Statements. Subsequent to quarter end, we paid $342 million in cash for the portion of the convertible notes tendered. Following the settlement, we had approximately $375 million principal amount of Convertible Notes outstanding.
On March 23, 2011, Textron Inc. entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion that expires in March 2015 and replaced the $1.25 billion 5-year facility that was scheduled to expire in April 2012. This facility agreement provides that up to $200 million is available for the issuance of letters of credit in lieu of borrowings. At October 1, 2011, there were no amounts borrowed against the facility, and there were $38 million of letters of credits issued against it. At October 1, 2011, TFC had $400 million of outstanding borrowings against its credit facility, and on October 20, 2011, we repaid all outstanding amounts and elected to terminate the facility.
In the first nine months of 2011, we liquidated $1.1 billion of the Finance group’s finance receivables, net of originations. These finance receivable reductions occurred in both the non-captive and captive finance portfolios, but were primarily driven by the non-captive portfolio in connection with our exit plan, including $399 million and $173 million in the timeshare and golf mortgage product lines, respectively. These reductions resulted from the combination of scheduled finance receivable collections, sales, discounted payoffs, repossession of collateral, charge-offs and impairment charges. At October 1, 2011, $1.5 billion of finance receivables remained in the non-captive portfolio.

Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group are summarized below:

	Nine Months Ended
	October 1,	October 2,
(In millions)	2011	2010

Operating activities	$519	$431
Investing activities	(301)	(207)
Financing activities	400	(1,161)

Cash flow from operating activities increased in the first nine months of 2011, compared with the corresponding period of 2010, primarily due to higher earnings for the Manufacturing group and $108 million in tax refunds received in 2011, partially offset by $169 million in higher pension contributions. We also made cash payments of $37 million and $34 million in the first nine months of 2011 and 2010, respectively, related to our company-wide restructuring program that was completed at the end of 2010.
We used more cash for investing activities largely due to higher capital expenditures, which totaled $271 million and $134 million in the first nine months of 2011 and 2010, respectively.
In the first nine months of 2011, financing activities primarily consisted of $496 million in proceeds from the issuance of medium-term notes. We used significantly more cash for financing activities in the first nine months of 2010, largely due to the repayment of $1.2 billion on our bank credit lines.
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

	Nine Months Ended
	October 1,	October 2,
(In millions)	2011	2010

Dividends paid by TFC to Textron Inc.	$179	$355
Capital contributions paid to TFC under Support Agreement	(152)	(228)

An additional cash contribution of $30 million was paid to TFC on October 11, 2011 as required by the Support Agreement.
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
Finance Group Cash Flows
The cash flows from continuing operations for the Finance group are summarized below:

	Nine Months Ended
	October 1,	October 2,
(In millions)	2011	2010

Operating activities	$22	$68
Investing activities	1,058	1,923
Financing activities	(1,087)	(1,946)

Cash flow from operating activities decreased in the first nine months of 2011 compared to the corresponding period of 2010, largely due to the settlement of a cross currency interest rate exchange contract and other interest rate exchange contracts for which we paid $3 million in 2011 and received $28 million in net proceeds in 2010.
Cash receipts from the collection of finance receivables continued to exceed finance receivable originations, which resulted in net cash inflow from investing activities in both 2011 and 2010. Finance receivables repaid and proceeds from sales totaled $1.3 billion and $2.5 billion in the first nine months of 2011 and 2010, respectively, while cash outflows for originations declined to $343 million and $662 million, respectively. These decreases were largely driven by the wind down of the non-captive finance receivable portfolio.
In the first nine months of 2011, TFC paid $1.0 billion against the outstanding balance on its bank line of credit; however, cash used for financing activities was lower in 2011 primarily, due to $630 million in long-term debt repayments in the first nine months of 2011, compared with $1.7 billion in the first nine months of 2010. In addition, the Finance group received $295 million in proceeds from the issuance of long-term debt in the first nine months of 2011, largely related to financing under our credit facilities with the Export-Import Bank of the United States and the Export Development Canada Bank, compared with $47 million in the corresponding period of 2010.
TFC borrowed a net amount of $275 million from Textron Inc. with interest in the first nine months of 2011 to pay down maturing debt. As of October 1, 2011 and January 1, 2011, the outstanding balance due to Textron Inc. for these borrowings was $590 million and $315 million, respectively.
Consolidated Cash Flows
The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
	October 1,	October 2,
(In millions)	2011	2010

Operating activities	$663	$767
Investing activities	648	1,338
Financing activities	(700)	(2,997)

Operating activities generated less cash in 2011 compared with the corresponding period of 2010, primarily due to $254 million related to captive financing, which had lower cash receipts from customers and sales of receivables net of originations, and $169 million in higher pension contributions, which offset higher earnings for the Manufacturing group and $108 million in tax refunds received in 2011.
Cash receipts from the collection of finance receivables continued to outpace finance receivable originations, which was a significant factor in the net cash inflow from investing activities in both 2011 and 2010. Finance receivables repaid and proceeds from sales totaled $941 million and $1.8 billion in the first nine months of 2011 and 2010, respectively, while cash outflows for originations declined to $149 million and $378 million, respectively. These decreases were largely driven by the wind down of the non-captive finance receivable portfolio. We also used more cash for investing activities due to higher capital expenditures, which totaled $271 million and $134 million in the first nine months of 2011 and 2010, respectively.
Cash used for financing activities was lower in 2011 primarily due to $1.2 billion in lower repayments of long-term debt, which totaled $643 million in the first nine months of 2011, compared with $1.9 billion in the first nine months of 2010. In addition, we received proceeds of $791 million in 2011 from the issuance of debt, compared with $47 million in 2010. In the first nine months of 2011, we also began to issue commercial paper again for our short-term financing needs, which provided for an additional $227 million in net proceeds.
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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Nine Months Ended
	October 1,	October 2,
(In millions)	2011	2010

Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(194)	$(284)
Cash received from customers and sale of receivables	343	687
Other capital contributions made to Finance group	(40)	—
Other	—	(25)

Total reclassifications from investing activities	109	378

Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group under Support Agreement	152	228
Dividends received by Manufacturing group from Finance group	(179)	(355)
Other capital contributions paid to Finance group	40	30
Other	—	(13)

Total reclassifications from financing activities	13	(110)

Total reclassifications and adjustments to cash flow from operating activities	$122	$268

Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend”, “plan,” “estimate,” “guidance”, “project”, “target”, “potential”, “will”, “should”, “could”, “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. In addition to those factors described herein under “RISK FACTORS,” among the factors that could cause actual results to differ materially from past and projected future results are the following:
•	Changing priorities or reductions in the U.S. Government defense budget, including those related to military operations in foreign countries;
•	Changes in worldwide economic or political conditions that impact demand for our products, interest rates or foreign exchange rates;
•	Our ability to perform as anticipated and to control costs under contracts with the U.S. Government;
•	The U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, or, under certain circumstances, to withhold payment or suspend or debar us as a contractor eligible to receive future contract awards;
•	Changes in foreign military funding priorities or budget constraints and determinations, or changes in government regulations or policies on the export and import of military and commercial products;
•	Our Finance segment’s ability to maintain portfolio credit quality or to realize full value of receivables and of assets acquired upon foreclosure of receivables;
•	Textron Financial Corporation’s (“TFC”) ability to maintain certain minimum levels of financial performance required under Textron’s support agreement with TFC;
•	Our ability to access the capital markets at reasonable rates;
•	Performance issues with key suppliers, subcontractors or business partners;
•	Legislative or regulatory actions impacting our operations or demand for our products;
•	Our ability to control costs and successfully implement various cost-reduction activities;
•	The efficacy of research and development investments to develop new products or unanticipated expenses in connection with the launching of significant new products or programs;
•	The timing of our new product launches or certifications of our new aircraft products;

•	Our ability to keep pace with our competitors in the introduction of new products and upgrades with features and technologies desired by our customers;

•	The extent to which we are able to pass raw material price increases through to customers or offset such price increases by reducing other costs;
•	Increases in pension expenses or employee and retiree medical benefits;
•	Uncertainty in estimating reserves, including reserves established to address contingent liabilities, unrecognized tax benefits, or potential losses on TFC’s receivables;
•	Difficult conditions in the financial markets which may adversely impact our customers’ ability to fund or finance purchases of our products; and
•	Continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in our exposure to market risk during the nine months ended October 1, 2011. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2010 Annual Report on Form 10-K.

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
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, on August 13, 2009, a purported shareholder class action lawsuit was filed in the United States District Court in Rhode Island against Textron, its then Chairman and former Chief Executive Officer and its former Chief Financial Officer. The suit, filed by the City of Roseville Employees’ Retirement System, alleged that the defendants violated the federal securities laws by making material misrepresentations or omissions related to Cessna and Textron Financial Corporation (TFC). The complaint sought unspecified compensatory damages. In December 2009, the Automotive Industries Pension Trust Fund was appointed lead plaintiff in the case. On February 8, 2010, an amended class action complaint was filed with the Court. The amended complaint named as additional defendants TFC and three of its present and former officers. On April 6, 2010, the court entered a stipulation agreed to by the parties in which plaintiffs voluntarily dismissed, without prejudice, certain causes of action in the amended complaint. On April 9, 2010, all defendants moved to dismiss the remaining counts of the amended complaint, and on August 24, 2011, the Court granted the motion to dismiss on behalf of all defendants without leave to amend and entered judgment in favor of all defendants. On September 23, 2011, plaintiffs filed a notice of appeal of the dismissal with the First Circuit Court of Appeals, which is currently pending.
As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, on August 21, 2009, a purported class action lawsuit was filed in the United States District Court in Rhode Island by Dianne Leach, an alleged participant in the Textron Savings Plan. Six additional substantially similar class action lawsuits were subsequently filed by other individuals. The complaints varyingly name Textron and certain present and former employees, officers and directors as defendants. These lawsuits allege that the defendants violated the United States Employee Retirement Income Security Act (ERISA) by imprudently permitting participants in the Textron Savings Plan to invest in Textron common stock. The complaints seek equitable relief and unspecified compensatory damages. On February 2, 2010, an amended class action complaint was filed consolidating the seven previous lawsuits into a single complaint. On March 19, 2010, all defendants moved to dismiss the consolidated amended complaint, and on September 6, 2011, the Court granted the motion to dismiss in part and denied the motion in part. Specifically, the Court ruled that plaintiffs failed to plead sufficient allegations to support any claim that defendants made material misrepresentations that would be actionable under ERISA, but permitted the remainder of the Amended Complaint to survive the pleadings stage. On September 20, 2011, all defendants moved for partial reconsideration of the Court’s decision not to dismiss the Amended Complaint. The motion for reconsideration is still pending.
As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, on November 18, 2009, a purported derivative lawsuit was filed by John D. Walker in the United States District Court of Rhode Island against certain present and former officers and directors of Textron. The suit alleged violations of the federal securities laws consistent with the Roseville action described above, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment. On February 16, 2010, all defendants moved to dismiss the derivative complaint, and on September 13, 2011, the Court granted the motion to dismiss on behalf of all defendants without leave to amend and entered judgment in favor of all defendants.
Textron believes that these lawsuits are without merit and intends to defend them vigorously.

Item 6.	EXHIBITS

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date: October 28, 2011	/s/ Richard L. Yates
Richard L. Yates
Senior Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.