Form 10-K
period 2011-12-31
TEXTRON INC
filed 2012-02-23
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ✓   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ✓   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ✓ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        No   ✓

The aggregate market value of the registrant’s Common Stock held by non-affiliates at July 1, 2011 was approximately $6.6 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.

At February 11, 2012, 279,642,725 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2012.

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

We conduct our business through five operating segments: Cessna, Bell, Textron Systems and Industrial, which represent our manufacturing businesses, and Finance, which represents our finance business. A description of the business of each of our segments is set forth below. Our business segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries. Financial information by business segment and geographic area appears in Note 17 to the Consolidated Financial Statements on pages 82 through 84 of this Annual Report on Form 10-K. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 40 of this Annual Report on Form 10-K. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.

Cessna Segment

Cessna is the world’s leading general aviation company based on unit sales with two principal lines of business: Aircraft sales and aftermarket services. Aircraft sales include Citation jets, Caravan single-engine utility turboprops, single-engine piston aircraft and lift solutions by CitationAir. Aftermarket services include parts, maintenance, inspection and repair services. Revenues in the Cessna segment accounted for approximately 26%, 24% and 32% of our total revenues in 2011, 2010 and 2009, respectively. Revenues for Cessna’s principal lines of business were as follows:

(In millions)	2011	2010	2009
Aircraft sales	$2,263	$1,896	$2,733
Aftermarket	727	667	587
	$2,990	$2,563	$3,320

The family of jets currently produced by Cessna includes the Mustang, Citation CJ2+, Citation CJ3, Citation CJ4, Citation XLS+, Citation Sovereign and Citation X. Deliveries of the new Citation TEN model, with updated design and performance from the Citation X, are expected to begin in the second half of 2013. In addition, Cessna announced two new aircraft in 2011: the Citation M2 and the Citation Latitude. The Citation M2 is positioned between the Mustang and the CJ2+ and is expected to receive Federal Aviation Administration (FAA) certification and begin deliveries in 2013. The Citation Latitude is positioned between the Citation XLS+ and the Sovereign and is expected to receive FAA certification and enter into service in 2015.

The Cessna Caravan is the world’s best-selling utility turboprop. Caravans are offered in four models: the Grand Caravan, the Super Cargomaster, the Caravan 675 and the Caravan Amphibian. Caravans are used in the United States primarily for overnight express package shipments and for personal transportation. International uses of Caravans include humanitarian flights, tourism and freight transport. Cessna offers eight models in its single-engine piston product line, which include the two-place Skycatcher, the four-place Skyhawk, Skyhawk SP, Skylane and Turbo Skylane, the six-place Stationair and Turbo Stationair and the Corvalis TTX, deliveries of which are expected to begin in 2012.

The Citation family of aircraft currently is supported by 10 Citation Service Centers owned or operated by Cessna or co-located with Bell Helicopter, along with authorized independent service stations and centers located in more than 27 countries throughout the world. Cessna-owned Service Centers provide customers with 24-hour service and maintenance. Cessna also provides around-the-clock parts support for Citation aircraft. Cessna recently developed an array of service options for Citation aircraft, known as SERVICEDIRECT®, which delivers service capabilities directly to customer locations, including a Mobile Service Unit fleet of 16 vehicles in North America and two in Europe. Cessna Caravan and single-engine piston customers receive product support through independently owned service stations and around-the-clock parts support through Cessna.

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

Cessna’s private jet business called CitationAir provides a spectrum of private aviation lift solutions, including Jet Card, Jet Access, Jet Shares, Jet Management and Corporate Solutions. The CitationAir fleet operates throughout the contiguous U.S. and in Canada, Mexico, the Caribbean, the Bahamas and Bermuda.

Bell Segment

Bell Helicopter is one of the leading suppliers of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world. Revenues for Bell accounted for approximately 31%, 31% and 27% of our total revenues in 2011, 2010 and 2009, respectively. Revenues by Bell’s principal lines of business were as follows:

(In millions)	2011	2010	2009
Military:
V-22 Program	$1,380	$1,155	$925
Other Military	919	845	722
Commercial	1,226	1,241	1,195
	$3,525	$3,241	$2,842

Bell supplies advanced military helicopters and support to the U.S. Government and to military customers outside the United States. Bell’s primary U.S. Government programs are the V-22 tiltrotor aircraft and the H-1 helicopters. Bell is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company (Boeing), the only supplier of military tiltrotor aircraft. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. Through its strategic alliance with Boeing, Bell produces and supports the V-22 tiltrotor aircraft for the U.S. Department of Defense (DoD). The U.S. Marine Corps H-1 helicopter program includes a utility model and an advanced attack model, the UH-1Y and the AH-1Z, respectively, which have 84% parts commonality between them. Bell also continues to support the OH-58D Kiowa Warrior helicopter.

Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue, emergency medical helicopter operators and foreign governments. Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products. The helicopters currently produced by Bell for commercial applications include the 206L-4, 407, 412, 429 and Huey II, as well as the newly-introduced 407AH and 407GX. Bell also just announced the 525 Relentless, its first super medium twin jet-engine commercial helicopter.

For both its military programs and its commercial products, Bell provides post-sale support and service for its installed base of approximately 13,000 helicopters through a network of Bell-owned service sites, service and parts facilities co-located with Cessna, more than 110 independent service centers and six supply centers that are located worldwide. Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.

Bell competes against a number of competitors based in the U.S. and other countries for its helicopter business, and its parts and support business competes against numerous competitors around the world. Competition is based primarily on price, product quality and reliability, product support, performance and reputation.

Textron Systems Segment

Textron Systems’ product lines consist of unmanned aircraft systems, land and marine systems, weapons and sensors and a variety of defense and aviation mission support products and services. Textron Systems is a supplier to the defense, aerospace, homeland security and general aviation markets, and represents approximately 17%, 19% and 18% of Textron’s revenues in 2011, 2010 and 2009, respectively. While this segment sells most of its products to U.S. Government customers, it also sells products to customers outside the U.S. through foreign military sales sponsored by the U.S. Government and directly through commercial sales channels. Textron Systems competes on the basis of technology, contract performance, price, product quality and reliability, product support and reputation. Revenues by Textron Systems’ product lines were as follows:

(In millions)	2011	2010	2009
Unmanned Aircraft Systems	$701	$785	$634
Land and Marine Systems	519	503	528
Weapons and Sensors	298	284	314
Mission Support and Other	354	407	423
	$1,872	$1,979	$1,899

Unmanned Aircraft Systems

Unmanned Aircraft Systems (UAS) consists of the AAI UAS and AAI Logistics & Technical Services businesses. AAI UAS is the prime system integrator for the U.S. Army’s premier tactical UAS, the Shadow, which includes the One System Ground Control Station — the U.S. Army’s standard for interoperability of unmanned airborne assets. AAI Logistics & Technical Services provides logistical support for various unmanned aircraft systems including field operational and maintenance service support, training and supply chain services to government and commercial customers worldwide.

Land and Marine Systems

The Land and Marine Systems business is operated as Textron Marine & Land Systems (TMLS). TMLS is a world leader in the design, production and support of Armored Security Vehicles (ASV), turrets and related subsystems and advance marine craft. TMLS produces ASVs and its variants for the U.S. Army and international allies.

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

Mission Support and Other

Mission Support and Other includes three businesses: AAI Test & Training, Lycoming and Textron Systems Advanced Systems. AAI Test & Training provides training and simulation systems and automated aircraft test and maintenance equipment. Lycoming specializes in the engineering, manufacture, service and support of piston aircraft engines for the general aviation market. Textron Systems Advanced Systems brings together cutting-edge technologies and innovations to deliver reliable, affordable security, intelligence, surveillance and reconnaissance solutions. Its strategic business, Overwatch, is a leading provider of intelligence software solutions for U.S. and international defense, intelligence and law enforcement communities.

Industrial Segment

Our Industrial segment designs and manufactures a variety of products under three principal product lines. Industrial segment revenues were as follows:

(In millions)	2011	2010	2009
Fuel Systems and Functional Components	$1,823	$1,640	$1,287
Golf and Turf Care	560	554	491
Powered Tools, Testing and Measurement Equipment	402	330	300
	$2,785	$2,524	$2,078

Fuel Systems and Functional Components

Our Fuel Systems and Functional Components product line is operated by our Kautex business unit, which is headquartered in Bonn, Germany. Kautex is a leading developer and manufacturer of blow-molded plastic fuel systems for cars, light trucks, all-terrain vehicles, windshield and headlamp washer systems for automobiles and selective catalytic reduction systems used to reduce emissions from diesel engines. Kautex serves the global automobile market, with operating facilities near its major customers around the world. In addition, Kautex produces cast iron engine camshafts in North America. From facilities in Germany and Poland, Kautex develops and produces plastic bottles and containers for food, household, laboratory and industrial uses. Revenues of Kautex accounted for approximately 16%, 16% and 12% of our total revenues in 2011, 2010 and 2009, respectively.

Our automotive products have a limited number of competitors worldwide, some of which are affiliated with the original equipment manufacturers that comprise our targeted customer base. Competition typically is based on a number of factors including price, product quality and reliability, prior experience and available manufacturing capacity.

Golf and Turf Care

Our Golf and Turf Care product line includes the products manufactured by our E-Z-GO and Jacobsen business units. E-Z-GO designs, manufactures and sells golf cars and off-road utility vehicles powered by electric and internal combustion engines and electric on-road low speed vehicles under the E-Z-GO and Cushman brand names, as well as multipurpose utility vehicles and off-road vehicles under the E-Z-GO, Cushman and Bad Boy Buggies brand names. E-Z-GO’s diversified customer base consists primarily of golf courses, resort communities and municipalities, consumers, and commercial and industrial users such as airports, college campuses and factories. Sales are made factory direct and through distributors and dealers worldwide. E-Z-GO has two major competitors for golf cars and several other competitors for off-road, on-road and multipurpose utility vehicles. Competition is based primarily on price, product quality and reliability, product support and reputation.

Jacobsen designs, manufactures and sells professional turf-maintenance equipment, as well as specialized turf-care vehicles. Brand names include Ransomes, Jacobsen and Cushman. Jacobsen’s customers include golf courses, resort communities, sporting venues and municipalities. Products are sold primarily through a worldwide network of distributors and dealers, as well as factory direct. Jacobsen has two major competitors for professional turf-maintenance equipment and several other competitors for specialized turf-care products. Competition is based primarily on price, product features, product quality and reliability and product support.

Powered Tools, Testing and Measurement Equipment

We design and manufacture Powered Tools, Testing and Measurement Equipment through our Greenlee business unit. Greenlee designs and manufactures powered equipment, electrical test and measurement instruments, hand and hydraulic powered tools, and electrical and fiber optic assemblies under the Greenlee, Klauke, Paladin Tools and Tempo brand names. These products principally are used in the electrical construction, maintenance, telecommunications, data communications, wiring, utility and plumbing industries. Greenlee distributes its products through a global network of sales representatives and distributors and sells its products directly to home improvement retailers and original equipment manufacturers. Through joint ventures, Greenlee also sells hand and powered tools for the plumbing and mechanical industries in North America and hand tools for the home center, construction, industrial manufacturing and automotive channels in China. The Greenlee businesses face competition from numerous manufacturers based primarily on price, product quality and reliability.

Finance Segment

Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries, along with three other finance subsidiaries owned by Textron Inc. In the fourth quarter of 2008, we announced a plan to exit the non-captive portion of the commercial finance business of our Finance segment while retaining the captive portion of the business that supports customer purchases of products that we manufacture. The non-captive portion of this business is based primarily in North America and includes the following product lines: Golf Mortgage, Timeshare and Structured Capital. The exit plan is being effected through a combination of orderly liquidation and selected sales. During 2011, we reduced our total finance receivable portfolio by $1.7 billion primarily through liquidations, mark-to-market adjustments on certain portfolios and impairments. Depending on market conditions, we expect continued progress in liquidating the remaining $950 million in the non-captive portfolio over the next several years.

Our Finance segment continues to originate new customer relationships and finance receivables in the captive finance business, which provides financing primarily for new Cessna aircraft and Bell helicopters and, to a limited extent, for new E-Z-GO and Jacobsen golf and turf-care equipment. We also provide financing to purchasers of pre-owned Cessna aircraft and Bell helicopters on a limited basis. The majority of new finance receivables are originated outside the United States. New originations in the U.S. are primarily for purchasers who have had difficulty in accessing other sources of financing for the purchase of Textron-manufactured products.

In 2011, 2010 and 2009, our Finance group paid our Manufacturing group $284 million, $416 million and $654 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group. Our Cessna and Industrial segments also received proceeds in those years of $2 million, $10 million and $13 million, respectively, from the sale of equipment from their manufacturing operations to our Finance group for use under operating lease agreements.

The commercial finance business traditionally is extremely competitive. Our Finance segment is subject to competition from various types of financing institutions, including banks, leasing companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry primarily is focused on price, term, structure and service.

Our Finance segment’s largest business risk is the collectability of its finance receivable portfolio. See “Finance Portfolio Quality” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 30 and 31 for a discussion of the credit quality of this portfolio.

Backlog

Our backlog at the end of 2011 and 2010 is summarized below:

(In millions)	December 31, 2011	January 1, 2011

U.S. Government:
Bell*	$6,507	$6,123
Textron Systems	1,145	1,438
Cessna	45	—

Total U.S. Government backlog	7,697	7,561

Commercial:
Cessna	1,844	2,928
Bell*	839	350
Textron Systems	192	160
Industrial	37	40

Total commercial backlog	2,912	3,478

Total backlog	$10,609	$11,039

*	As disclosed in our Form 10-Q for the third quarter of 2011, backlog at January 1, 2011 has been revised from the amount previously reported, primarily to correct an error made in 2009 when the full value of a V-22 contract was included in backlog rather than Bell’s proportionate share.

Approximately 54% of our total backlog at December 31, 2011 represents orders that are not expected to be filled in 2012. Orders from Cessna customers, which cover a wide spectrum of industries worldwide, are included in backlog when the customer enters into a definitive purchase agreement and the initial customer deposit is received. We work with our customers to provide estimated delivery dates, which may be adjusted based on the customers’ needs or our production schedule, but do not establish definitive delivery dates until approximately six months before expected delivery. There is considerable uncertainty as to when or whether backlog will convert to revenues as the conversion depends on production capacity, customer needs and credit availability; these factors also may be impacted by the economy and public perceptions of private corporate jet usage. While backlog is an indicator of future revenues, we cannot reasonably estimate the year each order in backlog ultimately will result in revenues and cash flows. Orders remain in backlog until the aircraft is delivered or upon cancellation by the customer. Upon cancellation, deposits are used to defray costs, including remarketing fees, cost to reconfigure the aircraft and other costs incurred as a result of the cancellation. Remaining deposits, if any, may be retained or refunded at our discretion.

Backlog with the U.S. Government in the above table includes only funded amounts as the U.S. Government is obligated only up to the amount of funding formally appropriated for a contract. Bell’s backlog includes $3.8 billion related to a multi-year procurement contract with the U.S. Government for the purchase of V-22 tiltrotor aircraft.

U.S. Government Contracts

In 2011, approximately 31% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of funding, which is dependent upon congressional appropriations, national and international priorities for defense spending, world events, and the size and timing of programs in which we may participate.

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

Research and Development

Information regarding our research and development expenditures is contained in Note 1 to the Consolidated Financial Statements on page 54 of this Annual Report on Form 10-K.

Patents and Trademarks

We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We also own or license active trademark registrations and pending trademark applications in the U.S. and in various foreign countries or regions, as well as trade names and service marks. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including: AAI; AH-1Z; Bad Boy Buggies; Bell Helicopter; Bravo; Cadillac Gage; Caravan; Caravan Amphibian; Caravan 675; Cessna; Cessna 350; Cessna 400; Cessna Corvalis TTX; Citation; CitationAir; CitationAir Jetcard; Citation Encore+; Citation Latitude; Citation M2; Citation Sovereign; Citation TEN; Citation X; Citation XLS+; CJ1+; CJ2+; CJ3; CJ4; Clairity; CLAW; Corvalis; Cushman; Eclipse; Excel; E-Z-GO; Grand Caravan; Greenlee; H-1; Huey; Huey II; IE2; Jacobsen; Kautex; Kiowa Warrior; Klauke; Lycoming; M1117 ASV; McCauley; Mustang; Next Generation Fuel System; NGFS; Overwatch; Paladin; PDCue; Power Advantage; Progressive; ProParts; Relentless; Rothenberger LLC; RXV; Sensor Fuzed Weapon; SERVICEDIRECT; Shadow; SkyBOOKS; Skycatcher; Skyhawk; Skyhawk SP; Skylane; SkyPLUS; Sovereign; Stationair; ST 4X4; Super Cargomaster; SuperCobra; SYMTX; TDCue; Tempo; Textron; Textron Defense Systems; Textron Financial Corporation; Textron Marine & Land Systems; Textron Systems; Turbo Skylane; Turbo Stationair; UAV SYSTEMS SPECIALIST; UH-1Y; V-22 Osprey; 2FIVE; 206; 407; 407AH; 407GX; 412 and 429. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

Environmental Considerations

Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental control facilities has not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 15 to the Consolidated Financial Statements on page 81 of this Annual Report on Form 10-K.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets nor on our results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.

Employees

At December 31, 2011, we had approximately 32,000 employees.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 23, 2012.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	50	Chairman, President and Chief Executive Officer
John D. Butler	64	Executive Vice President Administration and Chief Human Resources Officer
Frank T. Connor	52	Executive Vice President and Chief Financial Officer
E. Robert Lupone	52	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer

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

Mr. Lupone joined Textron in February 2012 as Executive Vice President, General Counsel, Secretary and Chief Compliance Officer. Previously, he was senior vice president and general counsel of Siemens Corporation (U.S.) since 1999 and general counsel of Siemens AG for the Americas since 2008. Prior to joining Siemens in 1992, Mr. Lupone was vice president and general counsel of Price Communications Corporation.

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

benefits, or potential losses on our Finance segment’s receivables;

•	Difficult conditions in the financial markets which may adversely impact our customers’ ability to fund or finance purchases of our products; and

•	Continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.

Item 1A. RISK FACTORS

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we believe currently are the most significant to our business.

We have customer concentration with the U.S. Government; reduction in U.S. Government defense spending may adversely affect our results of operations and financial condition.

During 2011, we derived approximately 31% of our revenues from sales to a variety of U.S. Government entities. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds committed on a contract, we are more at risk for non-reimbursement of those costs until additional funds are appropriated.

Mounting pressure for U.S. Government deficit reduction and reduced national spending have created an environment where national security spending is being closely examined. In addition, the withdrawal of U.S. troops from Iraq and uncertainty regarding the future level of U.S. military involvement in Afghanistan adds to the pressure to reduce defense spending. In August 2011, Congress passed the Budget Control Act of 2011 which committed the U.S. Government to significantly reduce the federal deficit over ten years. Under the Budget Act, very substantial automatic spending cuts, including approximately $600 billion in cuts to the U.S, defense budget over a nine year period, are scheduled to be triggered beginning in 2013. As a result, long-term funding for various programs in which we participate, as well as future purchasing decisions by our U.S. Government customers, could be reduced, delayed or cancelled. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs.

The reduction or termination of funding, or changes in the timing of funding, for U.S. Government programs in which we currently provide, or propose to provide, products or services would result in a reduction or loss of anticipated future revenues and could materially and adversely impact our results of operations and financial condition.

U.S. Government contracts may be terminated at any time and may contain other unfavorable provisions.

The U.S. Government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs but not the anticipated profit that would have been earned had the contract been completed. A termination arising out of our default could expose us to liability, including but not limited to, liability for re-procurement costs, and have an adverse effect on our ability to compete for future contracts and orders. If any of our contracts are terminated by the U.S. Government whether for convenience or default, our backlog and anticipated revenues would be reduced by the expected value of the remaining work under such contracts. On those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor. In addition, U.S. Government contracts generally require the contractor to continue to perform on the contract even if the U.S. Government is unable to make timely payments; failure to continue contract performance places the contractor at risk of termination for default. Any such event could result in a material adverse effect on our cash flows, results of operations and financial condition.

As a U.S. Government contractor, we are subject to procurement rules and regulations as well as changes in the Department of Defense (DoD) acquisition practices.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts, and restrict the use and dissemination of classified information and the exportation of certain products and technical data. Our U.S. Government contracts contain provisions that allow the U.S. Government to unilaterally suspend or debar us from receiving new contracts for a period of time, reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our products, services and associated materials. A number of our U.S. Government contracts contain provisions that require us to make disclosure to the Inspector General of the agency that is our customer if we have credible evidence that we have violated U.S. criminal laws involving fraud, conflict of interest, or bribery; the U.S. civil False Claims Act; or received a significant overpayment under a U.S. Government contract. Failure to properly and timely disclose may result in a termination for default or cause, suspension and/or debarment, and potential fines.

The DoD has issued guidance to its acquisition workforce to obtain greater efficiency and productivity in defense spending by undertaking actions in five major areas (known as the “Better Buying Power Initiative”): target affordability and control cost growth; incentivize productivity and innovation; promote competition; improve tradecraft in services acquisition; and reduce non-productive processes and bureaucracy. This initiative is expected to significantly affect the contracting environment in which we do business with our DoD customers and could have a significant impact on current programs, as well as new business opportunities. Changes to the DoD acquisition system and contracting models could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

As a U.S. Government contractor, our businesses and systems are subject to audit and review by the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA).

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as DCAA and DCMA. These agencies review our performance under our contracts, our cost structure and our compliance with laws and regulations applicable to U.S. Government contractors. Systems that are subject to review include, but are not limited to, our accounting systems, estimating systems, material management and accounting systems, earned value management systems, purchasing systems and government property systems. If an audit uncovers improper or illegal activities we may be subject to civil and criminal penalties and administrative sanctions that may include the termination of our contracts, forfeiture of profits, suspension of payments, fines, and, under certain circumstances, suspension or debarment from future contracts for a period of time. Whether or not illegal activities are alleged, the U.S. Government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. These laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business.

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

As a result of the worldwide economic downturn over the past several years we have experienced weak demand for our new and used aircraft, a tightening of credit availability for potential purchasers of our aircraft, and a substantial number of cancellations of orders and customer requests for delayed delivery of ordered aircraft. Soft demand for new and pre-owned jets and helicopters could persist and could continue to adversely impact the pricing of new aircraft and the valuation of used aircraft. Concerns regarding the financial stability of certain Eurozone countries, the overall stability of the euro and the suitability of the euro as a single currency may have an adverse impact on financial institutions and capital markets in Europe and globally which could impede the ability of our customers to obtain financing to purchase our aircraft and further reduce demand for our products. In addition, both U.S. and foreign governments and government agencies regulate the aviation industry; they may impose new regulations with additional aircraft security or other requirements or restrictions, including, for example, restrictions and/or fees related to carbon emissions levels that may adversely impact demand for jets and/or helicopters. A prolonged weakness in the markets for our commercial aircraft products could adversely impact our results of operations and our future prospects.

Difficult economic conditions could continue to affect the performance of our Finance segment and our credit losses may increase if we are unable to successfully collect our finance receivables or realize sufficient value from collateral.

The financial performance of our Finance segment depends on the quality of loans, leases and other assets in its finance asset portfolios. Portfolio quality may be adversely affected by several factors, including finance receivable underwriting procedures, collateral quality, geographic or industry concentrations, and the effect of general economic conditions on our customers’ businesses. The performance of our liquidating non-captive finance receivable portfolios may be adversely affected by other variables, including changes in our liquidation strategy, the loss of personnel and changes in external factors affecting the value and/or marketability of our assets. Valuations of the types of collateral securing our Golf Mortgage portfolio, which we are continuing to liquidate, has been and may continue to be adversely affected by the market for golf courses in the U.S. and general economic conditions. Valuations of the types of collateral securing our captive finance portfolio, particularly valuations of used aircraft, have decreased over the past several years and may continue to decrease if weak economic conditions continue. Declining collateral values could result in greater delinquencies, credit losses and foreclosures if customers elect to discontinue payments on loan balances that exceed asset values or, in the case of assets in our liquidating portfolios, if they are unable to obtain alternative sources of financing at loan maturity. Bankruptcy proceedings involving our borrowers may prevent or delay our ability to exercise our rights and remedies and realize the full value of our collateral. Significant delay or difficulty in executing the continued liquidation of our liquidating portfolios and/or substantial losses in any of our finance asset portfolios could negatively impact the ability of our Finance segment to generate the cash necessary to service its debt, including intercompany debt, resulting in adverse effects on our cash flow, profitability and financial condition.

We may need to obtain financing in order to meet our debt obligations in the future; such financing may not be available to us on satisfactory terms, if at all.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Although we currently have access to the capital markets, we may not be able to refinance our credit facilities or maturing debt at the time that such financing is necessary at terms that are acceptable to us, or at all. Our ability to access the credit markets, and the cost of these borrowings, is affected by the strength of our credit ratings and current market conditions. Failure to maintain credit ratings that are acceptable to investors may adversely affect the cost and other terms upon which we are able to obtain financing. If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.

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

We rely on other companies to provide raw materials, major components and subsystems for our products. Subcontractors also perform services that we provide to our customers in certain circumstances. We depend on these suppliers and subcontractors to meet our contractual obligations to our customers and conduct our operations.

Our ability to meet our obligations to our customers may be adversely affected if suppliers or subcontractors do not provide the agreed-upon supplies or perform the agreed-upon services in compliance with customer requirements and in a timely and cost-effective manner. Likewise, the quality of our products may be adversely impacted if companies to whom we delegate manufacture of major components or subsystems for our products, or from whom we acquire such items, do not provide components or subsystems which meet required specifications and perform to our and our customers’ expectations. Our suppliers may be less likely than us to be able to quickly recover from natural disasters and other events beyond their control and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. The risk of these adverse effects may be greater in circumstances where we rely on only one or two subcontractors or suppliers for a particular raw material, product or service. In particular, in the aircraft industry, most vendor parts are certified by the regulatory agencies as part of the overall Type Certificate for the aircraft being produced by the manufacturer. If a vendor does not or cannot supply its parts, then the manufacturer’s production line may be stopped until the manufacturer can design, manufacture and certify a similar part itself or identify and certify another similar vendor’s part, resulting in significant delays in the completion of aircraft. Such events may adversely affect our financial results, damage our reputation and relationships with our customers, and result in regulatory actions and/or litigation.

Our business could be negatively impacted by information technology security threats and other disruptions.

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure and unlawful attempts to gain access to our proprietary or classified information. Our information technology networks and related systems are critical to the smooth operation of our business and essential to our ability to perform day to day operations. An information technology system failure or breach of data security could disrupt our operations, cause the loss of business information or the compromise of confidential information, require significant management attention and resources and could have a material adverse effect on our results of operations. In addition, we outsource certain support functions, including certain global information technology infrastructure services, to third-party service providers. Any disruption of such outsourced processes or functions also could have a material adverse impact on our results of operations.

Developing new products and technologies entails significant risks and uncertainties.

To continue to grow our revenues and segment profit, we must successfully develop new products and technologies or modify our existing products and technologies for our current and future markets. Our future performance depends, in part, on our ability to identify emerging technological trends and customer requirements in our current and future markets and to develop and maintain competitive products and services. Delays or cost overruns in the development and acceptance of new products, or certification of new aircraft and other products, could affect our financial results of operations. These delays could be caused by unanticipated technological hurdles, production changes to meet customer demands, unanticipated difficulties in obtaining required regulatory certifications of new aircraft products, coordination with joint venture partners or failure on the part of our suppliers to deliver components as agreed. Changes in environmental laws and regulations, for example, those enacted in response to climate change concerns and other actions known as “green initiatives,” could lead to the necessity for new or additional investment in product designs or manufacturing processes and could increase environmental compliance expenditures, including costs to defend regulatory reviews. We also could be adversely affected if the general efficacy of our research and development investments to develop products is less than expected or if we do not adequately protect the intellectual property developed through our research and development efforts. Likewise, new products and technologies could generate unanticipated safety or other concerns resulting in expanded product liability risks, potential product recalls and other regulatory issues that could have an adverse impact on us. Furthermore, because of the lengthy research and development cycle involved in bringing certain of our products to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aerospace or defense industries could have a significant effect on the demand for new products and technologies under development, which could have an adverse effect on our financial condition and results of operations. In addition, there can be no assurance that the market for our offerings will develop or continue to expand as we currently anticipate. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products. A significant failure in our new product development efforts or the failure of our products or services to achieve market acceptance more rapidly than our competitors could have an adverse effect on our financial condition and results of operations.

Our business is subject to the risks of doing business in foreign countries.

Our international business, including U.S. exports, exposes us to certain unique and potentially greater risks than our domestic business. Our exposure to such risks increases as our international business continues to grow. Our international business is subject to U.S. and local government regulations and procurement policies and practices, which may change from time to time, including regulations relating to import-export control; environmental, health and safety; investments; exchange controls; and repatriation of earnings or cash settlement challenges, as well as to varying currency, geopolitical and economic risks. These international risks may be especially significant with respect to aerospace and defense products for which we sometimes first must obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell our products outside the U.S. Any significant impairment of our ability to sell products outside the U.S. could negatively impact our results of operations and financial condition. Additionally, some international government customers require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts generally extend over several years and may include penalties if we fail to meet the offset requirements, which could adversely impact our revenues, profitability and cash flows. Additionally, we are facing increasing competition in our international markets from foreign and multinational firms that may have certain home country advantages over us; as a result, our ability to compete successfully in those markets may be adversely affected, which could negatively impact our profitability.

We maintain manufacturing facilities, services centers, supply centers and other facilities worldwide, including in various emerging market countries. We also have entered into, and expect to continue to enter into, joint venture arrangements in emerging market countries, some of which may require guaranties or other commitments. We expect that our investment in emerging market countries will continue to increase. Emerging market operations can present many risks in addition to those discussed above, including civil disturbances, economic and government instability, terrorism and related safety concerns, health concerns, cultural differences in employment and business practices, the imposition of exchange controls and risks associated with inadequate infrastructures to deal with natural disasters. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.

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

As a global business, we are subject to laws and regulations in the U.S. and other countries in which we operate. Our increased focus on international sales and global operations requires importing and exporting goods and technology, some of which have military applications subjecting them to more stringent import-export controls across international borders on a regular basis. Both U.S. and foreign laws and regulations applicable to us have been increasing in scope and complexity. For example, we could be affected by U.S. or foreign laws or regulations imposed in response to climate change concerns. Likewise, pursuant to the requirements of the Dodd-Frank Act, we will be required to report on our use of “conflict minerals” originating from the Democratic Republic of Congo and surrounding countries. Compliance with the proposed rules to implement this provision of the Dodd-Frank Act is expected to be time-consuming and costly. In addition, these new requirements could affect the cost and availability of minerals used to manufacture certain of our products. Changes in laws and regulations or in related interpretation and policies and new laws and regulations could increase our costs of doing business, affect how we conduct our operations and limit our ability to sell our products and services. In addition, a violation of U.S. and/or foreign laws by one of our employees or business partners could subject us or our employees to civil or criminal penalties, including material monetary fines, or other adverse actions, including denial of import or export privileges and debarment as a government contractor. These improper actions could damage our reputation and have an adverse effect on our business.

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

Our credit facility also contains a cross-default provision that would trigger an event of default thereunder if we fail to pay or otherwise have a continued default under other indebtedness of Textron Inc. or any of our subsidiaries, other than any of our subsidiaries that primarily are engaged in the business of a finance company, of more than $100 million. Similarly, the supplemental indenture governing our convertible notes contains a cross-default provision that would trigger an event of default thereunder if we fail to pay or otherwise have a continued default under other indebtedness of Textron Inc. or any of our subsidiaries, other than TFC or its subsidiaries, of more than $100 million. Therefore, Cessna Finance Export Corporation, a subsidiary of Textron Inc. that is the borrower under our Export-Import Bank facilities, and Textron Aviation Finance Corporation, a subsidiary of Textron Inc. that is the borrower under our Export Development Canada (EDC) facilities, would be included within the cross-default provision of the supplemental indenture for the convertible notes, although not within the similar provision in our credit facility. As a result, a failure to pay or a continued default under any one or more of these facilities, if related to aggregate outstanding indebtedness of $100 million or more, could give rise to an event of default with respect to our convertible notes.

In addition, a bankruptcy or monetary judgment in excess of $100 million against us or any of our subsidiaries that accounts for more than 5% of our consolidated revenues or our consolidated assets, including our finance subsidiaries, also could result in an event of default under our credit facility, and a bankruptcy against us or any of our non-finance “significant subsidiaries” (within the meaning of the Securities and Exchange Commission’s rules) also would result in an event of default under the indenture governing our convertible notes.

Our failure to comply with material provisions or covenants in the credit facility or the indentures, or the failure of certain of our subsidiaries to comply with their debt agreements, could have a material adverse effect on our liquidity, results of operations and financial condition.

The increasing costs of certain employee and retiree benefits could adversely affect our results.

Our earnings and cash flow may be adversely impacted by the amount of income or expense we expend or record for employee benefit plans. This is particularly true for our defined benefit pension plans, where required contributions to those plans and related expenses are driven by, among other things, our assumptions of the expected long-term rate of return on plan assets, the discount rate used for future payment obligations and the rates of future cost growth. Additionally, as part of our annual evaluation of these plans, significant changes in our assumptions, due to changes in economic, legislative and/or demographic experience or circumstances, or changes in our actual investment returns could impact our unfunded status of the plans requiring us to substantially increase our pension liability with a resulting decrease in shareholders’ equity. Changes in the funded status of these plans are recognized in other comprehensive income (loss) in the year in which they occur. Also, changes in pension legislation and regulations could increase the cost associated with our defined benefit pension plans.

In addition, medical costs are rising at a rate faster than the general inflation rate. Continued medical cost inflation in excess of the general inflation rate would increase the risk that we will not be able to mitigate the rising costs of medical benefits. Moreover, we expect that some of the requirements of the new comprehensive healthcare law will increase our future costs. Increases to the costs of pension and medical benefits could have an adverse effect on our financial results of operations.

Our business could be adversely affected by strikes or work stoppages and other labor issues.

Approximately 6,200 of our U.S. employees, or 25% of our total U.S. employees, are unionized, and approximately 2,600 of our non-U.S. employees, or 32% of our total non-U.S. employees, are represented by organized councils. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. In addition, the presence of unions may limit our flexibility in responding to competitive pressures in the marketplace, which could have an adverse effect on our financial results of operations.

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

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, raw material prices and interest rates. In particular, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency rates could adversely affect our profitability in future periods. We monitor and manage these exposures as an integral part of our overall risk management program. In some cases, we purchase derivatives or enter into contracts to insulate our financial results of operations from these fluctuations. Nevertheless, changes in currency exchange rates, raw material prices and interest rates can have substantial adverse effects on our financial results of operations.

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

Due to the nature of our manufacturing business, we may be subject to liability claims arising from accidents involving our products, including claims for serious personal injuries or death caused by climatic factors or by pilot, driver or user error. In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, it is reasonably possible that such matters could be decided against us and could require us to pay damages or make other expenditures in amounts that are not presently estimable. In addition, we cannot be certain that our reserves are adequate and that our insurance coverage will be sufficient to cover one or more substantial claims. Furthermore, there can be no assurance that we will be able to obtain insurance coverage at acceptable levels and costs in the future.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in both the U.S. and various non-U.S. jurisdictions, and our domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes to unrecognized tax benefits or changes in tax laws, which could affect our profitability. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income, as well as changes to applicable statutory tax rates. In addition, the amount of income taxes we pay is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect our profitability.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On December 31, 2011, we operated a total of 59 plants located throughout the U.S. and 48 plants outside the U.S. We own 55 plants and lease the remainder for a total manufacturing space of approximately 20.7 million square feet.

We also own or lease offices, warehouses and other space at various locations. We consider the productive capacity of the plants operated by each of our business segments to be adequate. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.

Item 3. Legal Proceedings

As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, on August 13, 2009, a purported shareholder class action lawsuit was filed in the United States District Court in Rhode Island against Textron, its then Chairman and former Chief Executive Officer and its former Chief Financial Officer. The suit, filed by the City of Roseville Employees’ Retirement System, alleged that the defendants violated the federal securities laws by making material misrepresentations or omissions related to Cessna and Textron Financial Corporation (TFC). The complaint sought unspecified compensatory damages. In December 2009, the Automotive Industries Pension Trust Fund was appointed lead plaintiff in the case. On February 8, 2010, an amended class action complaint was filed with the Court. The amended complaint named as additional defendants TFC and three of its present and former officers. On April 6, 2010, the court entered a stipulation agreed to by the parties in which plaintiffs voluntarily dismissed, without prejudice, certain causes of action in the amended complaint. On April 9,

2010, all defendants moved to dismiss the remaining counts of the amended complaint, and on August 24, 2011, the Court granted the motion to dismiss on behalf of all defendants without leave to amend and entered judgment in favor of all defendants. On September 23, 2011, plaintiffs filed a notice of appeal of the dismissal with the First Circuit Court of Appeals, which is currently pending. Oral argument on the appeal has been scheduled for March 7, 2012.

As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, on August 21, 2009, a purported class action lawsuit was filed in the United States District Court in Rhode Island by Dianne Leach, an alleged participant in the Textron Savings Plan. Six additional substantially similar class action lawsuits were subsequently filed by other individuals. The complaints varyingly name Textron and certain present and former employees, officers and directors as defendants. These lawsuits allege that the defendants violated the United States Employee Retirement Income Security Act (ERISA) by imprudently permitting participants in the Textron Savings Plan to invest in Textron common stock. The complaints seek equitable relief and unspecified compensatory damages. On February 2, 2010, an amended class action complaint was filed consolidating the seven previous lawsuits into a single complaint. On March 19, 2010, all defendants moved to dismiss the consolidated amended complaint, and on September 6, 2011, the Court granted the motion to dismiss in part and denied the motion in part. Specifically, the Court ruled that plaintiffs failed to plead sufficient allegations to support any claim that defendants made material misrepresentations that would be actionable under ERISA, but permitted the remainder of the Amended Complaint to survive the pleadings stage. On September 20, 2011, all defendants moved for partial reconsideration of the Court’s decision not to dismiss the Amended Complaint. On December 5, 2011, the Court denied the motion for partial reconsideration without rendering a decision on the merits of the issues raised therein, and the parties are currently engaged in discovery.

As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, on November 18, 2009, a purported derivative lawsuit was filed by John D. Walker in the United States District Court of Rhode Island against certain present and former officers and directors of Textron. The suit alleged violations of the federal securities laws consistent with the Roseville action described above, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment. On February 16, 2010, all defendants moved to dismiss the derivative complaint, and on September 13, 2011, the Court granted the motion to dismiss on behalf of all defendants without leave to amend and entered judgment in favor of all defendants. Plaintiffs have not filed an appeal of the dismissal with the First Circuit Court of Appeals, and the deadline for them to do so expired on October 13, 2011.

Textron believes that these lawsuits are without merit and intends to defend them vigorously.

On February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against TFC, Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims. The Trustee also seeks trebled damages on all claims under Ohio law. This action was filed very recently; therefore, we are still in the process of reviewing the complaint and assessing these claims. We intend to vigorously defend this lawsuit. An estimate of a range of possible loss cannot be made as of the filing of this Annual Report on Form 10-K because of the early stage of the litigation.

We also are subject to other actual and threatened legal proceedings and other claims arising out of the conduct of our business. These proceedings include claims relating to commercial and financial transactions; government contracts; alleged lack of compliance with applicable laws and regulations; production partners; product liability; patent and trademark infringement; employment disputes; and environmental, health and safety matters. Some of these legal proceedings seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “TXT.” At December 31, 2011, there were approximately 13,223 record holders of Textron common stock. The high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the dividends paid per share are provided in the following table:

	2011			2010
	High	Low	Dividends per Share	High	Low	Dividends per Share
First quarter	$28.87	$23.50	$0.02	$23.46	$17.96	$0.02
Second quarter	28.65	20.86	0.02	25.30	15.88	0.02
Third quarter	25.17	14.66	0.02	21.52	16.02	0.02
Fourth quarter	20.41	16.37	0.02	24.18	19.92	0.02

Stock Performance Graph

The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2006 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P Industrial Conglomerates (IC) Index. We are included in both the S&P 500 and the S&P IC indices. The values calculated assume dividend reinvestment.

	2006	2007	2008	2009	2010	2011
Textron Inc.	$100.00	$154.43	$30.95	$42.31	$53.38	$41.92
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
S&P 500 A&D	100.00	119.32	75.72	94.38	108.64	114.37
S&P 500 IC	100.00	104.35	50.61	55.75	66.17	66.64

Item 6. Selected Financial Data

(Dollars in millions, except per share amounts)	2011	2010	2009	2008	2007
Revenues
Cessna	$2,990	$2,563	$3,320	$5,662	$5,000
Bell	3,525	3,241	2,842	2,827	2,581
Textron Systems	1,872	1,979	1,899	1,880	1,114
Industrial	2,785	2,524	2,078	2,918	2,825
Finance	103	218	361	723	875
Total revenues	$11,275	$10,525	$10,500	$14,010	$12,395
Segment profit
Cessna	$60	$(29)	$198	$905	$865
Bell	521	427	304	278	144
Textron Systems	141	230	240	251	174
Industrial	202	162	27	67	173
Finance (a)	(333)	(237)	(294)	(50)	222
Total segment profit	591	553	475	1,451	1,578
Special charges (b)	—	(190)	(317)	(526)	—
Corporate expenses and other, net	(114)	(137)	(164)	(171)	(257)
Interest expense, net for Manufacturing group	(140)	(140)	(143)	(125)	(87)
Income tax benefit (expense)	(95)	6	76	(305)	(368)
Income (loss) from continuing operations	$242	$92	$(73)	$324	$866
Per share of common stock
Income (loss) from continuing operations — basic	$0.87	$0.33	$(0.28)	$1.32	$3.47
Income (loss) from continuing operations — diluted (c)	$0.79	$0.30	$(0.28)	$1.29	$3.40
Dividends declared	$0.08	$0.08	$0.08	$0.92	$0.85
Book value at year-end	$9.84	$10.78	$10.38	$9.75	$13.99
Common stock price: High	$28.87	$25.30	$21.00	$71.69	$74.40
Low	$14.66	$15.88	$3.57	$10.09	$43.60
Year-end	$18.49	$23.64	$18.81	$15.37	$71.62
Common shares outstanding (In thousands)
Basic average	277,684	274,452	262,923	246,208	249,792
Diluted average (c)	307,255	302,555	262,923	250,338	254,826
Year-end	278,873	275,739	272,272	242,041	250,061
Financial position
Total assets	$13,615	$15,282	$18,940	$20,031	$20,002
Manufacturing group debt	$2,459	$2,302	$3,584	$2,569	$2,146
Finance group debt	$1,974	$3,660	$5,667	$7,388	$7,311
Shareholders’ equity	$2,745	$2,972	$2,826	$2,366	$3,507
Manufacturing group debt-to-capital (net of cash)	37%	32%	39%	46%	32%
Manufacturing group debt-to-capital	47%	44%	56%	52%	38%
Investment data
Capital expenditures	$423	$270	$238	$545	$379
Depreciation	$343	$334	$344	$331	$284

(a)	For 2011, segment profit includes a $186 million initial mark-to-market adjustment for remaining finance receivables in the Golf Mortgage portfolio that were transferred to the held for sale classification.

(b)	Special charges include restructuring charges of $99 million, $237 million and $64 million in 2010, 2009 and 2008, respectively, primarily related to severance and asset impairment charges. In 2010, special charges also include a $91 million non-cash pre-tax charge to reclassify a foreign exchange loss from equity to the income statement as a result of substantially liquidating a Finance segment entity. In 2009, special charges include a goodwill impairment charge of $80 million in the Industrial segment. In 2008, special charges include charges related to strategic actions taken in the Finance segment to exit portions of the commercial finance business, including an impairment charge of $169 million for unrecoverable goodwill and the initial valuation allowance adjustment of $293 million related to the designation of a portion of finance receivables as held for sale.

(c)	For 2009, the potential dilutive effect of stock options, restricted stock units and the shares that could be issued upon the conversion of our convertibles notes and upon the exercise of the related warrants was excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on the loss from continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)	2011	2010	2009
Revenues	$11,275	$10,525	$10,500
Operating expenses:
Manufacturing cost of sales	9,308	8,605	8,468
Selling and administrative expenses	1,183	1,231	1,338
Net cash provided by operating activities of continuing operations for Manufacturing group	761	730	738
Diluted earnings per share (EPS) from continuing operations	0.79	0.30	(0.28)

2011 was a solid year for Textron with revenue and segment profit growth of 7% and an increase in diluted EPS from continuing operations of 163%. Volume increased in most of our businesses, led by higher revenues at Cessna and military sales at Bell. During 2011, we continued to emphasize product development to position our businesses for future growth, which was evident from a 30% increase in our company-funded research and development expenditures. An analysis of our consolidated operating results is provided below and a more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 22 to 31.

Revenues

(Dollars in millions)	2011	2010	2009
Revenues	$11,275	$10,525	$10,500
% change compared with prior period	7%	—%

Revenues increased $750 million, 7%, in 2011, compared with 2010, primarily due to an 8% increase in Manufacturing revenues with increases in the Cessna, Bell, and Industrial segments that were partially offset by lower revenues in the Textron Systems segment. The net revenue increase included the following factors:

•	Higher Cessna revenues of $427 million, primarily due to higher volume, largely due to the impact of higher Citation jet volume and the mix of light- and mid-size jets sold during the period;

•	Higher Bell revenues of $284 million, largely due to higher volume in our military programs, which included more deliveries of V-22 and H-1 aircraft; and

•

Increased Industrial segment revenues of $261 million, primarily due to higher volume of $138 million, mostly reflecting higher automotive industry demand, and a favorable foreign exchange impact of $77 million, largely related to strengthening of the euro; partially offset by

•	Lower revenues at the Finance segment of $115 million, primarily attributable to the lower average finance receivable portfolio balance resulting from continued liquidation; and

•

Lower Textron Systems revenues of $107 million, primarily due to $140 million in lower volume in the UAS and Mission Support and Other product lines, partially offset by higher volume in the Land & Marine and Weapons and Sensors product lines of $28 million.

Revenues increased $25 million in 2010, compared with 2009. This increase was due to significant revenue increases in the Industrial, Bell and Textron Systems segments that were largely offset by lower revenues in the Cessna and Finance segments. The net revenue increase included the following factors:

•	Higher revenues of $446 million in the Industrial segment, largely due to higher volume reflecting improvements in the automotive industry;

•	Higher Bell revenues of $399 million, primarily due to higher V-22 and H-1 volume and improved pricing in its commercial business; and

•	Increased Textron Systems’ revenues of $80 million, primarily due to higher UAS volume; partially offset by

•	Lower revenues at Cessna of $757 million, primarily due to lower Citation jet volume; and

•	Reduced Finance segment revenues of $143 million, largely due to lower average finance receivables resulting from the continued liquidation.

Cost of Sales and Selling and Administrative Expense

(Dollars in millions)	2011	2010	2009
Operating expenses	$10,491	$9,836	$9,806
% change compared with prior period	7%	—%
Cost of sales	$9,308	$8,605	$8,468
% change compared with prior period	8%	2%
Gross margin as a percentage of Manufacturing revenues	16.7%	16.5%	16.5%
Selling and administrative expenses	$1,183	$1,231	$1,338
% change compared with prior period	(4)%	(8)%

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses. Changes in operating expenses are more fully discussed in our Segment Analysis below.

Consolidated manufacturing cost of sales as a percentage of Manufacturing revenues was 83.3% and 83.5% in 2011 and 2010, respectively. On a dollar basis, consolidated cost of sales increased $703 million, 8%, in 2011, principally due to higher sales volume in the Cessna, Bell and Industrial segments. In 2011, gross margin increased as a percentage of revenues primarily due to favorable product mix and improved leverage and manufacturing efficiencies on higher volume at Cessna and Bell. These improvements were partially offset by a $64 million increase in engineering and development expenses throughout our manufacturing businesses and $60 million in charges at Textron Systems related to the impairment of certain intangible assets and severance costs. In 2011, on a consolidated basis, selling and administrative expense decreased $48 million, 4%, to $1.2 billion, compared with 2010, primarily due to $44 million in lower operating expense at the Finance segment, largely reflecting progress towards our exit from the non-captive commercial finance business, and a $23 million decrease in corporate expense, primarily due to the impact of changes in our stock price on compensation expense. These decreases were partially offset by higher bid and proposal costs at Textron Systems in 2011.

In 2010 and 2009, cost of sales as a percentage of Manufacturing revenues remained flat at 83.5%. On a dollar basis, cost of sales increased $137 million, 2%, in 2010, compared with 2009, principally due to the net sales volume changes in the Industrial, Bell and Cessna segments described above, as well as higher pension costs and inflation. In 2010, favorable conversion costs in the Bell and Industrial segments, resulting from improved leverage and manufacturing efficiencies on higher volumes, were offset by increased conversion costs at Cessna. Conversion costs increased at Cessna as cost reduction activities, including workforce reductions and facility consolidations, did not fully offset the impact of lower production volumes. In 2010, selling and administrative expense decreased $107 million, 8%, to $1.2 billion, compared with 2009, primarily due to $41 million in lower expenses in the Finance segment reflecting lower compensation and related costs due to headcount reductions associated with our exit from the non-captive commercial finance business, $39 million of lower commissions primarily resulting from lower Cessna sales volume, and $27 million lower corporate expenses.

Interest Expense

(Dollars in millions)	2011	2010	2009
Interest expense	$246	$270	$309
% change compared with prior period	(9)%	(13)%

Interest expense on the Consolidated Statement of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated. Interest expense for the Finance segment is included within segment profit and includes intercompany interest.

Our consolidated interest expense decreased $24 million, 9%, in 2011, compared with 2010, primarily due to a decrease for the Finance group, largely due to the reduction in its debt as it liquidates the non-captive portfolio. In 2010, consolidated interest expense decreased $39 million, 13%, compared with 2009, primarily due to a $63 million decrease for the Finance group, largely due to the reduction in its debt as it liquidates the non-captive portfolio. This decrease was partially offset by higher interest expense for the Manufacturing group of $24 million, primarily due to the full-year impact in 2010 of convertible notes issued in May 2009.

Provision for Losses on Finance Receivables

(Dollars in millions)	2011	2010	2009
Provision for losses on finance receivables	$12	$143	$267
% change compared with prior period	(92)%	(46)%

The provision for loan losses decreased $131 million in 2011 from 2010 primarily due to a decline in new troubled accounts in the Finance segment’s non-captive portfolio during 2011 and a $36 million reversal of the allowance for losses related to one significant Timeshare account. In 2010, the provision decreased $124 million from 2009, primarily due to a decline in the accounts identified as nonaccrual during the year.

Valuation Allowance on Transfer of Golf Mortgage Portfolio to Held for Sale

On a periodic basis, we evaluate our liquidation strategy for the non-captive finance portfolios as we continue to execute our exit plan. In connection with this evaluation, we also review our definition of the foreseeable future. Due to the relative stability of the golf market through the end of 2011, we believe that the foreseeable future now can be extended to a period of one to two years as opposed to the six- to nine-month period we previously used. Based on this change, in the fourth quarter of 2011, we determined that we no longer had the intent to hold the remaining Golf Mortgage portfolio for investment for the foreseeable future, and, accordingly, transferred $458 million of the remaining Golf Mortgage finance receivables, net of an $80 million allowance for loan losses, from the held for investment classification to the held for sale classification. These finance receivables were recorded at fair value at the time of the transfer, resulting in a $186 million charge recorded to Valuation allowance on transfer of Golf Mortgage portfolio to held for sale.

Special Charges

There were no amounts recorded within special charges in 2011. In 2010 and 2009, special charges included restructuring charges related to a global restructuring program that totaled $99 million and $237 million, respectively, primarily related to severance costs and asset impairment charges. In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company and announced the exit of portions of our commercial finance business. This restructuring program primarily included corporate and segment direct and indirect workforce reductions and the closure and consolidation of certain operations throughout the company. In the fourth quarter of 2010, we initiated the final series of restructuring actions under this program, which included workforce reductions in the Bell, Textron Systems and Industrial segments and at Corporate, along with the decision to exit a plant in the Industrial segment. Upon the completion of this program at the end of 2010, we had terminated approximately 12,100 positions worldwide representing approximately 28% of our global workforce since the inception of the program and had exited 30 leased and owned facilities and plants.

In 2010, special charges also included a $91 million non-cash pre-tax charge to reclassify a foreign exchange loss from equity to the Statement of Operations as a result of substantially liquidating a Canadian Finance entity. In 2009, special charges also include a goodwill impairment charge of $80 million in the Industrial segment.

Other Losses (Gains), net

In 2011, other losses (gains), net includes $55 million in losses on the early extinguishment of a portion of our convertible notes which was largely offset by a $52 million gain from the collection on notes receivable in connection with the disposition of the Fluid & Power business in 2008 as discussed in Note 2 to the Consolidated Financial Statements. In 2009, we recorded a $50 million gain on the sale of assets related to CESCOM.

Income Tax Expense (Benefit)

Our effective rate was 28.1% in 2011, (6.4)% in 2010 and (51.0)% in 2009, and generally differs from the U.S. federal statutory rate of 35% due to certain earnings from our operations in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that have the most significant effective rate impact in the periods presented include primarily Canada and China. We have not provided for U.S. taxes for those earnings because we plan to reinvest all of those earnings indefinitely outside of the United States. Our effective rate will fluctuate based on the mix of earnings from our U.S. and foreign operations. For a full reconciliation of our effective rate to the U.S. federal statutory rate of 35% see Note 14 to the Consolidated Financial Statements.

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

Approximately 31% of our revenues were derived from contracts with the U.S. Government. For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix. Changes in volume that are discussed in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refers to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes.

Cessna

				% Change
(Dollars in millions)	2011	2010	2009	2011	2010
Revenues	$2,990	$2,563	$3,320	17%	(23)%
Operating expenses	2,930	2,592	3,122	13%	(17)%
Segment profit (loss)	60	(29)	198	307%	(115)%
Profit margin	2%	(1)%	6%
Backlog	$1,889	$2,928	$4,893	(35)%	(40)%

Cessna Revenues and Operating Expenses

Factors contributing to the 2011 year-over-year revenue change are provided below:

(In millions)	2011 versus 2010
Volume	$419
Other	8
Total change	$427

Cessna’s revenues increased $427 million, 17%, in 2011, compared with 2010, primarily due to higher Citation jet volume and the mix of light- and mid-size jets sold during the period, which had a $262 million impact, higher pre-owned aircraft volume of $76 million reflecting improved market demand and higher aftermarket volume of $62 million, in part due to continued investment in additional service offerings. We delivered 183 Citation jets in 2011, compared with 179 jets in 2010. During 2011, the portion of Cessna’s revenue derived from aftermarket sales and services represented 24% of Cessna’s revenues, compared with 26% in the corresponding period of 2010.

Cessna’s operating expenses increased by $338 million, 13%, in 2011, compared with 2010, principally due to higher sales volume, which resulted in a $271 million increase in direct material costs and a $27 million increase in manufacturing overhead. Operating expenses also increased due to higher engineering and development expenses of $28 million, primarily due to new product development. Cost inflation was offset by a $45 million favorable benefit related to the last-in, first-out (LIFO) method of accounting for inventories. In 2011, Cessna had a LIFO benefit of $22 million resulting from operational improvements that led to a reduction in inventory levels, compared with expense of $23 million in 2010.

Factors contributing to the 2010 year-over-year revenue change are provided below:

(In millions)	2010 versus 2009
Volume	$(798)
Other	41
Total change	$(757)

Cessna’s revenues decreased $757 million, 23%, in 2010, compared with 2009, primarily due to lower volume of Citation jets, reflecting the continued downturn in the business jet market attributable to the economic recession. We delivered 179 Citation jets in 2010, compared with 289 jets in 2009. Increased aircraft utilization and our investment in additional service capacity during 2010 contributed to increased aftermarket volume as Cessna’s aftermarket revenues increased by $80 million, 14%, from 2009.

Operating expenses decreased by $530 million, 17%, in 2010, compared with 2009, largely due to a decline in direct material and labor costs, principally as a result of the reduced volume. During 2010, Cessna’s cost reduction activities were not able to fully offset the lower volume.

Cessna Segment Profit (Loss)

Factors contributing to 2011 year-over-year segment profit change are provided below:

(In millions)	2011 versus 2010
Volume	$ 85
Other	4
Total change	$ 89

Cessna’s segment profit increased $89 million in 2011, compared with 2010, primarily due to higher volume of $85 million. Segment profit was also impacted by the following contributing factors included within the Other line:

•	$28 million in higher engineering and development expenses, primarily due to new product development;

•	$22 million in cost improvements realized during the period, which were driven by factory efficiencies due to higher production volume; and

•	$16 million in lower pre-owned aircraft write-downs.

In addition, cost inflation was offset by a $45 million favorable LIFO benefit discussed above.

Factors contributing to 2010 year-over-year segment profit change are provided below:

(In millions)	2010 versus 2009
Volume	$(253)
Performance	95
Sale of CESCOM assets	(50)
Inflation, net of pricing	(19)
Total change	$(227)

Cessna’s segment profit decreased $227 million, 115%, in 2010, compared with 2009, due to the $253 million impact from lower volume, a nonrecurring $50 million gain on the 2009 sale of CESCOM assets and $19 million of inflation, net of higher pricing, partially offset by improved performance of $95 million. The improved performance included the following contributing factors:

•	$57 million in lower engineering, selling and administrative expenses;

•	$48 million in lower inventory reserves and pre-owned aircraft write-downs; and

•	$19 million in lower tooling costs; partially offset by

•	$49 million in lower deposit forfeiture income due to fewer order cancellations in 2010.

Cessna Backlog

Cessna’s backlog decreased $1.0 billion, 35%, in 2011 and $2.0 billion, 40%, in 2010, mainly attributable to deliveries in excess of new orders and canceled Citation jet orders.

Bell

				% Change
(Dollars in millions)	2011	2010	2009	2011	2010
Revenues:
V-22 program	$1,380	$1,155	$925	19%	25%
Other military	919	845	722	9%	17%
Commercial	1,226	1,241	1,195	(1)%	4%
Total revenues	3,525	3,241	2,842	9%	14%
Operating expenses	3,004	2,814	2,538	7%	11%
Segment profit	521	427	304	22%	40%
Profit margin	15%	13%	11%
Backlog	$7,346	$6,473	$6,192	13%	5%

Bell manufactures helicopters, tiltrotor aircraft, and related spare parts and provides services for military and/or commercial markets. Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopters, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government. During 2011, we have continued to ramp up production and deliveries to meet customer schedule requirements for these programs.

Bell Revenues and Operating Expenses

Factors contributing to the 2011 year-over-year revenue change are provided below:

(In millions)	2011 versus 2010
Volume	$ 258
Other	26
Total change	$ 284

Bell’s revenues increased $284 million, 9%, in 2011, compared with 2010, primarily due to higher volume, which included the following factors:

•	$225 million increase in volume related to the V-22 program, primarily reflecting higher deliveries. Bell delivered 34 V-22 aircraft in 2011, compared with 26 deliveries in 2010;

•

$74 million increase in other military volume, primarily reflecting higher H-1 deliveries, with 25 H-1 aircraft delivered in 2011, compared with 18 aircraft in 2010; this increase is net of a $55 million decrease in aftermarket volume, largely due to the completion of several non-recurring programs in 2010; and a

•	$41 million decrease in commercial volume, primarily reflecting lower deliveries. Bell delivered 125 commercial aircraft in 2011, compared with 131 aircraft in 2010.

Bell’s operating expenses increased $190 million, 7%, in 2011, compared with 2010, primarily due to higher sales volume discussed above, partially offset by improved cost performance. Improved cost performance was primarily related to our military programs due to efficiencies realized through our production ramp-up as described below.

Factors contributing to the 2010 year-over-year revenue change are provided below:

(In millions)	2010 versus 2009
Volume	$332
Other	67
Total change	$399

Bell’s revenues increased $399 million, 14%, in 2010, compared with 2009, primarily due to higher volume, which included the following factors:

•	$230 million increase in volume related to the V-22 program, primarily reflecting higher deliveries. Bell delivered 26 V-22 aircraft in 2010, compared with 20 deliveries in 2009;

•

$113 million increase in other military volume, primarily reflecting higher H-1 deliveries, with 18 H-1 aircraft delivered in 2010, compared with 9 deliveries in 2009; this increase is net of a $28 million impact from revenues recognized in 2009 on the canceled Armed Reconnaissance Helicopter Program; and an

•	$11 million decrease in commercial volume, largely related to lower commercial aircraft deliveries. Bell delivered 131 commercial aircraft in 2010, compared with 153 aircraft in 2009.

Commercial revenues increased despite lower volume, largely due to improved pricing in 2010, which is included in the Other line.

Bell’s operating expenses increased 11% in 2010 from 2009, primarily due to the higher net sales volume, partially offset by improved cost performance. Improved performance was primarily related to the V-22 and H-1 programs and unfavorable adjustments recorded in 2009 for the 429 program as discussed below, partially offset by $14 million in higher research and development costs.

Bell Segment Profit

Factors contributing to 2011 year-over-year segment profit change are provided below:

(In millions)	2011 versus 2010
Performance	$ 109
Pricing, net of inflation	7
Volume and mix	(22)
Total change	$ 94

Bell’s segment profit increased $94 million, 22%, in 2011, compared with 2010, primarily due to improved program performance of $109 million, partially offset by an unfavorable mix of military and commercial aircraft sold during the period. Bell’s improved performance included the following:

•	$122 million resulting from improved manufacturing efficiencies in our military programs, resulting from efficiencies realized in connection with the ramp up of production lines; partially offset by a

•

$30 million unfavorable net change in program profit adjustments; this change was largely due to a $21 million adjustment recognized in 2010 related to the recognition of profit on the H-1 and V-22 programs for reimbursement of prior year costs.

Factors contributing to 2010 year-over-year segment profit change are provided below:

(In millions)	2010 versus 2009
Performance	$106
Pricing, net of inflation	23
Other	(6)
Total change	$123

Bell’s segment profit increased $123 million, 40%, in 2010, compared with 2009, primarily due to improved performance of $106 million and higher pricing, net of inflation of $23 million. Sales volume did not have a significant net impact on segment profit due to the mix of commercial and military aircraft sold. The improved performance was largely due to the following factors:

•

$73 million attributable to the V-22 and H-1 programs, resulting from a $38 million favorable impact from efficiencies realized in connection with the ramp-up of production lines, $21 million in profit recognized in the second quarter of 2010 related to the reimbursement of prior year costs and $14 million of lower material costs; and an

•	$18 million net improvement from unfavorable adjustments recorded in 2009 for the 429 program that did not occur in 2010; partially offset by

•	$14 million in higher research and development costs.

Bell Backlog

Bell’s backlog increased $873 million in 2011, 13%, reflecting orders in excess of deliveries. In 2010, Bell’s backlog increased $281 million, 5%, largely related to the V-22 and H-1 programs, partially offset by a decline in commercial backlog reflecting deliveries in excess of new orders.

Textron Systems

				% Change
(Dollars in millions)	2011	2010	2009	2011	2010
Revenues	$1,872	$1,979	$1,899	(5)%	4%
Operating expenses	1,731	1,749	1,659	(1)%	5%
Segment profit	141	230	240	(39)%	(4)%
Profit margin	8%	12%	13%
Backlog	$1,337	$1,598	$1,664	(16)%	(4)%

As Textron Systems sells many of its products to the U.S. Government, its business environment continues to be shaped by policy and budget decisions determined by the U.S. Government. Recent actions of the President and Congress indicate an ongoing emphasis on federal budget deficit reduction, and budget decisions by the President and Congress may considerably reduce discretionary spending, of which defense constitutes a significant share. Based on the continued deterioration of this environment, the results of our annual operating plan review, which included updated long-range forecast estimates, and the loss of certain contracts, we determined that an indicator of potential asset impairment existed in the fourth quarter, requiring us to perform impairment tests. Based on our analysis, we determined that certain intangible assets were impaired and recorded a $41 million pre-tax impairment charge to write down intangible assets primarily related to customer agreements and contractual relationships associated with AAI-Logistics & Technical Services and AAI-Test & Training businesses.

Also, in the fourth quarter of 2011, we initiated a workforce reduction at Textron Systems to streamline our cost structure that will eliminate over 10% of the segment’s workforce in 2012. This reduction is intended to improve our ability to efficiently execute and compete for potentially fewer opportunities with the Department of Defense and other customers. We recorded a $19 million charge primarily for severance costs related to this action.

Textron Systems Revenues and Operating Expenses

Factors contributing to the 2011 year-over-year revenue change are provided below:

(In millions)	2011 versus 2010
Volume	$ (112)
Other	5
Total change	$ (107)

Revenues at Textron Systems decreased $107 million, 5%, in 2011, compared with 2010, primarily due to lower volume, reflecting the following changes:

•	Lower UAS volume of $84 million, largely due to lower deliveries and to the timing of revenues from various programs, and

•	Lower Mission Support and Other product line volume of $56 million, largely due to the completion of several test and training programs and lower intelligence systems volume; partially offset by

•	Higher Land & Marine volume of $18 million, primarily related to Armored Security Vehicles; and

•	Higher Weapons and Sensors revenues of $10 million, largely due to higher Sensor Fuzed Weapon volume.

Textron Systems’ operating expenses decreased $18 million, 1%, in 2011, compared with 2010, primarily due to the lower volume, which was partially offset by the $41 million intangible asset impairment charge and $19 million, primarily in severance costs related to the workforce reduction.

Factors contributing to the 2010 year-over-year revenue change are provided below:

(In millions)	2010 versus 2009
Volume	$83
Other	(3)
Total change	$80

Revenues at Textron Systems increased $80 million, 4%, in 2010, compared with 2009, largely due to a $151 million increase in our UAS product line revenues, primarily due to higher volume, partially offset by a $55 million decrease in our Land and Marine Systems and Weapons and Sensors product lines. Textron System’s operating expenses increased $90 million, 5%, in 2010, compared with 2009, primarily due to higher net sales volume and inflation, mostly due to higher pension costs.

Textron Systems Segment Profit

Factors contributing to 2011 year-over-year segment profit change are provided below:

(In millions)	2011 versus 2010
Volume and mix	$ (37)
Inflation	(5)
Impairment charge	(41)
Other	(6)
Total change	$ (89)

Segment profit at Textron Systems decreased $89 million, 39%, in 2011, compared with 2010, primarily due to the impact of lower volume described above and mix, along with the $41 million intangible asset impairment charge and approximately $19 million in severance costs related to the workforce reduction included in the Other line.

Factors contributing to 2010 year-over-year segment profit change are provided below:

(In millions)	2010 versus 2009
Volume	$9
Inflation	(14)
Other	(5)
Total change	$(10)

Segment profit at Textron Systems decreased $10 million in 2010, 4%, compared with 2009, as the $26 million impact of the higher UAS volume was offset by a $19 million impact from lower volumes in the Land and Marine Systems and Weapons and Sensors product lines and $14 million in inflation, primarily due to higher pension costs.

Textron Systems Backlog

In 2011, Textron Systems backlog decreased $261 million, 16%, primarily due to deliveries in excess of new orders related to various military programs.

Industrial

				% Change
(Dollars in millions)	2011	2010	2009	2011	2010
Revenues:
Fuel Systems and Functional Components	$1,823	$1,640	$1,287	11%	27%
Other Industrial	962	884	791	9%	12%
Total revenues	2,785	2,524	2,078	10%	21%
Operating expenses	2,583	2,362	2,051	9%	15%
Segment profit	202	162	27	25%	500%
Profit margin	7%	6%	1%

Industrial Revenues and Operating Expenses

Factors contributing to the 2011 year-over-year revenue change are provided below:

(In millions)	2011 versus 2010
Volume and mix	$ 138
Foreign exchange	77
Acquisitions, net of dispositions	18
Other	28
Total change	$ 261

Industrial segment sales increased $261 million, 10%, in 2011 from 2010. Volume increased and mix improved largely due to a $117 million increase in the Fuel Systems and Functional Components product line, reflecting higher automotive industry demand, and $21 million in the Other Industrial product lines, largely related to the Powered Tools, Testing and Measurement Equipment product line reflecting higher sales in North America and Europe. The favorable foreign exchange impact was primarily related to strengthening of the euro, which mostly impacted the Fuel Systems and Functional Components product line. Higher Other Industrial revenues of $78 million included a $27 million impact from acquisitions and improved pricing of $20 million, in addition to the higher volume.

Operating expenses for the Industrial segment increased $221 million, 9%, in 2011, compared with 2010, primarily due to a $115 million increase in direct material costs due to higher sales volume, a $68 million impact from foreign exchange related to strengthening of the euro, and $40 million in inflation for direct materials related to various commodity and material components throughout the segment.

Factors contributing to the 2010 year-over-year revenue change are provided below:

(In millions)	2010 versus 2009
Volume	$473
Foreign exchange	(34)
Other	7
Total change	$446

Industrial segment sales increased $446 million, 21%, in 2010 from 2009. Volume increased largely due to $387 million in the Fuel Systems and Functional Components product line, reflecting improvements in the automotive industry, and $86 million in the Other Industrial product lines. The unfavorable foreign exchange impact was primarily related to weakening of the euro.

The Industrial segment’s operating expenses increased $311 million, 15%, in 2010, compared with 2009, primarily due to higher sales volumes and inflation, partially offset by improved cost performance, largely due to the significant efforts made in 2009 to reduce costs through workforce reductions and other initiatives.

Industrial Segment Profit

Factors contributing to 2011 year-over-year segment profit change are provided below:

(In millions)	2011 versus 2010
Volume	$ 31
Performance	34
Inflation, net of pricing	(35)
Other	10
Total change	$ 40

Industrial segment profit increased $40 million, 25%, in 2011 from 2010, primarily due to a $34 million impact from improved performance and a $31 million impact from higher volume, as described above, partially offset by inflation, net of pricing of $35 million. Performance was favorable for the period due to continued cost reduction activities and improved manufacturing leverage resulting from higher volume. Inflation, net of pricing was primarily due to higher direct material costs for commodity and material components that exceeded related price increases, principally in the Fuel Systems and Functional Components product line.

Factors contributing to 2010 year-over-year segment profit change are provided below:

(In millions)	2010 versus 2009
Volume	$127
Performance	76
Inflation, net of pricing	(59)
Other	(9)
Total change	$135

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

Finance

(In millions)	2011	2010	2009
Revenues	$103	$218	$361
Provision for losses on finance receivables	12	143	267
Segment loss	(333)	(237)	(294)

Our plan to exit the non-captive commercial finance business of our Finance segment is being effected through a combination of orderly liquidation and selected sales. Depending on market conditions, we expect continued progress in liquidating the remaining $950 million in the non-captive portfolio over the next several years.

Finance Revenues

Finance segment revenues decreased $115 million, 53%, in 2011 compared with 2010, primarily attributable to the impact of a $1.8 billion lower average finance receivable balance.

In 2010, Finance segment revenues decreased $143 million, 40%, compared with 2009, primarily due to the $141 million impact from a lower average finance receivable balance of $1.8 billion and lower servicing fees, investment and other income, along with $54 million in lower gains on debt extinguishments. These reductions were partially offset by an $81 million impact from lower net portfolio losses, primarily as a result of $40 million in lower impairment charges in the Structured Capital portfolio, $23 million in gains on the sale of two Distribution Finance portfolios in 2010 and a $21 million decrease in discounts taken on the sale or early termination of finance assets associated with the liquidation of Distribution Finance receivables, partially offset by an $11 million increase in impairment charges on owned aircraft that are subject to operating lease or have been repossessed.

Finance Segment Loss

Finance segment loss increased $96 million, 41%, in 2011 compared with 2010, primarily due to the following factors:

•	$186 million valuation allowance recorded on the transfer of the remaining Golf Mortgage portfolio from held for investment to the held for sale classification during the fourth quarter of 2011; and

•	$61 million reduction in interest margin resulting from the lower average finance receivable balance; partially offset by

•

$131 million in lower provision for loan losses, primarily the result of a decline in new troubled accounts in the non-captive portfolio during 2011 and a $36 million reversal of the allowance for losses related to one significant Timeshare account; and

•

$44 million in lower administrative expenses, primarily due to lower compensation expense associated with a workforce reduction and other cost reductions related to the exit of the non-captive business.

In 2010, the Finance segment loss decreased by $57 million, 19%, compared with 2009, primarily due to the following factors:

•	$124 million in lower provision for loan losses, primarily due to a decline in the accounts identified as nonaccrual during the year;

•	$81 million in lower portfolio losses, net of gains;

•	$41 million in lower operating and administrative expenses, primarily due to lower compensation expense associated with the workforce reduction; and

•	$28 million in lower securitization losses, net of gains; partially offset by

•	$54 million in lower gains on debt extinguishments;

•	$52 million reduction in interest margin resulting from the lower average finance receivable balance and a $26 million impact related to variable rate receivable interest rate floors;

•	$39 million impact from lower servicing fees, investment and other income; and

•	$32 million impact from lower interest rate on debt and lower accretion of the valuation allowance on finance receivable held for sale.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment:

(Dollars in millions)	December 31, 2011	January 1, 2011
Finance receivables	$ 2,477	$4,213
Nonaccrual finance receivables	321	850
Allowance for losses	156	342
Ratio of nonaccrual finance receivables to finance receivables	12.96%	20.17%
Ratio of allowance for losses on impaired nonaccrual finance receivables to impaired nonaccrual finance receivables	28.52%	23.82%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables	48.60%	40.30%
Ratio of allowance for losses on finance receivables to finance receivables	6.30%	8.13%
60+ days contractual delinquency as a percentage of finance receivables	6.70%	9.77%
60+ days contractual delinquency	$ 166	$411
Repossessed assets and properties	128	157
Operating assets received in satisfaction of troubled finance receivables	71	107

Finance receivables held for sale are reflected at the lower of cost or fair value on the Consolidated Balance Sheets and are not included in the credit performance statistics above. Finance receivables held for sale in the non-captive portfolio totaled $418 million at the end of 2011, compared with $413 million at the end of 2010, as the transfer of the remaining Golf Mortgage portfolio from held for investment to the held for sale classification was largely offset by sales and liquidations. This transfer also resulted in an $80 million reduction in the allowance for loan losses. At the end of 2011, finance receivables reported in the above table included $532 million of finance receivables held for investment in the non-captive portfolio, reflecting a $1.3 billion reduction from the 2010 year-end balance for this portfolio, primarily due to liquidations and the transfer of the remaining Golf Mortgage portfolio.

Nonaccrual finance receivables include accounts that are contractually delinquent by more than three months, unless collection of principal and interest is not doubtful as well as accounts whose credit quality indicators other than delinquency suggest full collection of principal and interest is doubtful. Nonaccrual finance receivables decreased $529 million, 62%, from the year-end balance, primarily due to the following reductions:

•	$219 million in the Golf Mortgage portfolio, primarily due to the transfer of the remaining portfolio to the held for sale classification; and

•	$215 million in the Timeshare portfolio, largely due to the resolution of several significant accounts and cash collections on several other accounts.

These factors were also the primary reason for the improvement in the 60+ days contractual delinquency amount.

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

Key information that is utilized in assessing our liquidity is summarized below:

(In millions)	December 31, 2011	January 1, 2011
Manufacturing group
Cash and equivalents	$ 871	$898
Debt	2,459	2,302
Shareholders’ equity	2,745	2,972
Capital (debt plus shareholders’ equity)	5,204	5,274
Net debt (net of cash and equivalents) to capital	36.6%	32.1%
Debt to capital	47.3%	43.6%
Finance group
Cash and equivalents	$ 14	$33
Debt	1,974	3,660

We believe that our calculations of debt to capital and net debt to capital are useful measures as they provide a summary indication of the level of debt financing (i.e., leverage) that is in place to support our capital structure, as well as to provide an indication of the capacity to add further leverage. We believe that with our existing cash and equivalents, along with the cash we expect to generate from our manufacturing operations, we will have sufficient cash to meet our future needs.

In 2011, Textron Inc. entered into a senior unsecured revolving credit facility that expires in March 2015 for an aggregate principal amount of $1.0 billion, up to $200 million of which is available for the issuance of letters of credit. At December 31, 2011, there were no amounts borrowed against the facility, and there were $38 million of letters of credits issued against it.

We maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. In September 2011, we issued $250 million in 4.625% notes due 2016 and $250 million in 5.950% notes due 2021 under this registration statement.

In September 2011, we announced a cash tender offer for any and all of the outstanding convertible notes. In accordance with the terms of the tender offer, for each $1,000 principal amount of the convertible notes tendered, we paid the holder $1,524 plus accrued and unpaid interest up to the October 13, 2011 settlement date. In the aggregate, the holders validly tendered $225 million principal amount, or 37.5%, of the convertible notes. Subsequent to the tender offer, we also purchased $151 million principal amount of the convertible notes in a small number of privately negotiated transactions and retired another $8 million related to a holder-initiated conversion in the fourth quarter of 2011. By the end of 2011, we had paid approximately $580 million in cash related to these transactions and had reduced the principal amount of the convertible notes by 64%. At December 31, 2011, $216 million principal amount of convertible notes were outstanding. For at least 20 trading days during the 30 consecutive trading days ended December 31, 2011, our common stock price exceeded the conversion threshold price for the convertible notes of $17.06 per share. Accordingly, the remaining notes are convertible at the holder’s option through March 31, 2012. We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the convertible notes. We intend to settle the face value of the convertible notes in cash. We have continued to classify these convertible notes as long term based on our intent and ability to maintain the debt outstanding for at least one year through the use of various funding sources available to us.

During 2011, we reduced our total finance receivable portfolio by $1.7 billion primarily through liquidations, mark-to-market adjustments on certain portfolios and impairments. These finance receivable reductions occurred in both the non-captive and captive finance portfolios, but were primarily driven by the non-captive portfolio in connection with our exit plan, including $576 million and $495 million in the Timeshare and Golf Mortgage product lines, respectively. Depending on market conditions, we expect continued progress in liquidating the remaining $950 million in the non-captive portfolio over the next several years.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statement of Cash Flows are summarized below:

(In millions)	2011	2010	2009

Operating activities	$761	$730	$738
Investing activities	(423)	(353)	(288)
Financing activities	(360)	(1,215)	563

Cash flows from operating activities increased in 2011, compared with 2010, primarily due to higher earnings for the Manufacturing group. In addition, cash payments related to the restructuring program that we substantially completed at the end of 2010 decreased to $38 million in 2011, from $58 million in 2010 and $132 million in 2009. These decreases were partially offset by $225 million in higher cash contributions made to our pension plans, as we made $642 million in contributions to our pension plans in 2011, compared with $417 million in contributions in 2010.

Investing cash flows in 2011, 2010 and 2009 primarily included capital expenditures of $423 million, $270 million, and $238 million, respectively, as we increased investment in the areas of new product development and cost productivity improvements.

In 2011, financing activities primarily consisted of $580 million in payments related to the purchase and cancellation of convertible notes that were originally issued in 2009, as described above, and $175 million in intergroup financing for our Finance Group, partially offset by $496 million in proceeds from the issuance of notes. We used significantly more cash for financing activities in 2010, compared with 2009, largely due to the repayment of $1.2 billion on our bank credit lines in 2010 that we had drawn on in 2009.

Dividend payments to shareholders totaled $22 million, $22 million and $21 million in 2011, 2010 and 2009, respectively.

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

(In millions)	2011	2010	2009

Dividends paid by TFC to Textron Inc.	$179	$505	$349
Capital contributions paid to TFC under Support Agreement	(182)	(383)	(270)

An additional cash contribution of $240 million was paid to TFC on January 17, 2012 as required by the Support Agreement, and on January 20, 2012, TFC paid an additional $172 million in dividends to Textron Inc.

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

Finance Group Cash Flows

The cash flows from continuing operations for the Finance group are summarized below:

(In millions)	2011	2010	2009

Operating activities	$65	$(35)	$196
Investing activities	1,453	2,305	2,153
Financing activities	(1,536)	(2,383)	(2,235)

Cash flows from operating activities improved in 2011 largely due to $65 million in tax refunds, net of payments received in 2011. In 2010, the Finance Group had $101 million in tax payments, net of refunds, primarily attributable to the settlement of the IRS’s challenge of tax deductions we took in prior years for certain leverage lease transactions; in 2009, tax refunds, net of payments totaled $75 million.

Cash receipts from the collection of finance receivables continued to outpace finance receivable originations, which resulted in net cash inflow from investing activities for the past three years. Finance receivables repaid and proceeds from sales and securitizations totaled $1.8 billion in 2011, $3.0 billion in 2010 and $5.4 billion in 2009. Cash outflows for originations declined to $0.5 billion in 2011 from $0.9 billion in 2010 and $3.7 billion in 2009. These decreases are largely due to our ongoing exit from the non-captive business.

In 2011 and 2010, financing activities include repayments of $1.4 billion and $0.3 billion, respectively, against the outstanding balance on TFC’s bank line of credit that we had drawn down in 2009. In October 2011, we paid off and elected to terminate this bank line of credit. As we liquidate the non-captive business, we have continued to pay down our debt with principal payments on short- and long-term debt of $0.8 billion, $2.1 billion and $4.5 billion in 2011, 2010 and 2009, respectively. These cash outflows were partially offset by proceeds from the issuance of long term debt of $0.4 billion, $0.2 billion and $0.3 billion, respectively.

TFC borrowed funds from Textron Inc. in 2011, 2010 and 2009, with interest, to pay down maturing debt. As of December 31, 2011 and January 1, 2011, the outstanding balance due to Textron Inc. for these borrowings was $490 million and $315 million, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2011	2010	2009

Operating activities	$1,068	$993	$1,032
Investing activities	843	1,549	1,728
Financing activities	(1,951)	(3,493)	(1,633)

Cash flow from operating activities increased in 2011, compared with 2010, primarily due to higher earnings for the Manufacturing group. In addition, cash payments related to the restructuring program that we substantially completed at the end of 2010 decreased to $44 million in 2011, from $72 million in 2010 and $144 million in 2009. These decreases were partially offset by $225 million in higher cash pension contributions made on behalf of the Manufacturing group with $642 million in contributions in 2011, compared with $417 million in contributions in 2010.

Cash receipts from the collection of finance receivables continued to outpace finance receivable originations, which resulted in net cash inflow from investing activities for the past three years. Finance receivables repaid and proceeds from sales and securitizations totaled $1.2 billion in 2011, $2.2 billion in 2010 and $4.6 billion in 2009. Cash outflows for originations declined to $0.2 billion in 2011 from $0.5 billion in 2010 and $3.0 billion in 2009. These decreases are largely due to our ongoing exit from the non-captive business.

We also used more cash for investing activities in the current year due to higher capital expenditures, which totaled $423 million, $270 million, and $238 million in 2011, 2010 and 2009, respectively, as we increased investment in the areas of new product development and cost productivity improvements.

In 2011 and 2010, financing activities include repayments of $1.4 billion and $1.5 billion, respectively, against the outstanding balance on our bank line of credit that we had drawn down in 2009. We also made principal payments on short-and long-term debt of $0.8 billion, $2.2 billion and $5.8 billion in 2011, 2010 and 2009, respectively. These reductions were largely related to the liquidation of the non-captive business and debt maturities. In 2011, financing activities include $580 million in payments related to the purchase of convertible notes that were originally issued in 2009. Cash outflows were partially offset by proceeds from the issuance of long term debt of $0.9 billion, $0.2 billion and $0.9 billion, respectively.

Captive Financing and Other Intercompany Transactions

The Finance group finances retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group, otherwise known as captive financing. In the Consolidated Statements of Cash Flows, cash received from customers or from the sale of receivables is reflected as operating activities when received from third parties. However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group. For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows. Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow. Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing. These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated from the Consolidated Statements of Cash Flows.

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

(In millions)	2011	2010	2009

Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(284)	$(416)	$(654)
Cash received from customers and the sale of receivables	520	840	831
Other capital contributions made to Finance group	(60)	(30)	(40)
Other	11	9	—

Total reclassifications from investing activities	187	403	137

Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group under Support Agreement	182	383	270
Dividends received by Manufacturing group from Finance group	(179)	(505)	(349)
Other capital contributions made to Finance group	60	30	40
Other	(8)	(13)	—

Total reclassifications from financing activities	55	(105)	(39)

Total reclassifications and adjustments to cash flow from operating activities	$242	$298	$(654)

Consolidated Discontinued Operations Cash Flows

Cash flows from discontinued operations in 2009 primarily include approximately $280 million in after-tax net proceeds upon the sale of HR Textron, partially offset by $69 million in tax payments related to the sale of the Fluid & Power business. See Note 2 to the Consolidated Financial Statements for details concerning these dispositions.

Contractual Obligations

Manufacturing Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of December 31, 2011:

	Payments Due by Period

(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Liabilities reflected in balance sheet:
Long-term debt	$2,486	$146	$538	$612	$1,190
Interest on borrowings	791	135	234	178	244
Pension benefits for unfunded plans (1)	360	23	46	42	249
Postretirement benefits other than pensions (1)	561	55	98	84	324
Other long-term liabilities (2)	612	164	141	68	239
Liabilities not reflected in balance sheet:
Operating leases (3)	334	56	82	58	138
Purchase obligations (4)	2,820	2,207	606	7	—

Total Manufacturing group	$7,964	$2,786	$1,745	$1,049	$2,384

(1)	We maintain defined benefit pension plans and postretirement benefit plans other than pensions as discussed in Note 13 to the Consolidated Financial Statements. Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. Our policy for funding pension plans is to make contributions annually, consistent with applicable laws and regulations; however, future contributions to our pension plans are not included in the above table. In 2012, we expect to make contributions to our funded pension plans of approximately $150 million and approximately $25 million in the Retirement Account Plan. Based on our current assumptions, which may change with changes in market conditions, our current contribution estimates for each of the years from 2013 through 2016 are estimated to be in the range of approximately $50 million to $400 million under the plan provisions in place at this time.

(2)	Other long-term liabilities included in the table consist primarily of undiscounted amounts in the Consolidated Balance Sheet as of December 31, 2011, representing obligations under deferred compensation arrangements and estimated environmental remediation costs. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals. The timing of cash flows associated with environmental remediation costs is largely based on historical experience. Other long-term liabilities, such as deferred taxes, unrecognized tax benefits and product liability and litigation reserves, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments.

(3)	Operating leases represent undiscounted obligations under noncancelable leases.

(4)	Purchase obligations include undiscounted amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates. Approximately 35% of the purchase obligations we disclose represent purchase orders issued for goods and services to be delivered under firm contracts with the U.S. Government for which we have full recourse under customary contract termination clauses.

Finance Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Finance group as of December 31, 2011:

	Payments Due by Period

(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Liabilities reflected in balance sheet:
Term debt	$1,183	$106	$604	$162	$311
Securitized debt (1)	469	90	89	70	220
Subordinated debt	300	—	—	—	300
Interest on borrowings (2)	243	60	46	36	101

Total Finance group	$2,195	$256	$739	$268	$932

(1)	Securitized debt payments do not represent contractual obligations of the Finance group, and we do not provide legal recourse to investors who purchase interests in the securitizations beyond the credit enhancement inherent in the retained subordinate interests.

(2)	Interest payments reflect the current interest rate paid on the related debt. They do not include anticipated changes in market interest rates, which could have an impact on the interest rate according to the terms of the related debt.

On December 31, 2011, the Finance group also had $316 million in other liabilities, primarily accounts payable and accrued expenses, that are payable within the next 12 months.

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

The evaluation of our portfolios is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the underlying collateral, which may differ from actual results. While our analysis is specific to each individual account, certain critical factors are included in this analysis for each product line, which are discussed in detail in Note 4 to the Consolidated Financial Statements. We also establish an allowance for losses by product line to cover probable but specifically unknown losses existing in the portfolio. For homogeneous portfolios, including Aviation and Golf Equipment, the allowance is established as a percentage of non-recourse finance receivables, which have not been identified as requiring specific reserves. The percentage is based on a combination of factors including historical loss experience, current delinquency and default trends, collateral values and both general economic and specific industry trends. For non-homogeneous portfolios, such as Timeshare, the allowance is established as a percentage of watchlist balances, which represents a combination of assumed default likelihood and loss severity based on historical experience, industry trends and collateral values. We classify accounts as watchlist based on credit quality indicators discussed in Note 4 to the Consolidated Financial Statements.

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

If we determine that finance receivables classified as held for sale will not be sold and we have the intent and ability to hold the finance receivables for the foreseeable future, until maturity or payoff, the finance receivables are transferred to held for investment at the lower of cost or fair value at that time. Conversely, if we determine that there are other finance receivables that we subsequently determine we no longer intend or have the ability to hold to maturity, these receivables would be designated as held for sale, and a valuation allowance would be established at that time, if necessary. At December 31, 2011, if we had classified additional finance receivables as held for sale, a valuation allowance would likely have been required at that time based on the fair value estimates we completed for our footnote disclosure requirements. See page 68 in Note 9 to the Consolidated Financial Statements for a table where we have included the carrying value and fair value for the finance receivables held for investment, excluding leases that currently are not recorded at fair value in our Consolidated Balance Sheet.

Finance receivables held for sale are carried at the lower of cost or fair value. There are no active, quoted market prices for our finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models to estimate the exit price we expect to receive in the principal market for each type of loan in an orderly transaction, which includes both the sale of pools of similar assets and the sale of individual loans. The models we used incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make scheduled balloon payments on a timely basis. Where available, assumptions related to the expectations of current market participants are compared with observable market inputs, including bids from prospective purchasers of similar loans and certain bond market indices for loans perceived to be of similar credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are not typically derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables held for sale involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants.

See page 67 in Note 9 to the Consolidated Financial Statements for the impact of changes in fair value and the classification of finance receivables for the past two years.

Long-Term Contracts

We make a substantial portion of our sales to government customers pursuant to long-term contracts. These contracts require development and delivery of products over multiple years and may contain fixed-price purchase options for additional products. We account for these long-term contracts under the percentage-of-completion method of accounting. Under this method, we estimate profit as the difference between total estimated revenues and cost of a contract. The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion and, in some cases, includes estimates of recoveries asserted against the customer for changes in specifications. Due to the size, length of time and nature of many of our contracts, the estimation of total contract costs and revenues through completion is complicated and subject to many variables relative to the outcome of future events over a period of several years. We are required to make numerous assumptions and estimates relating to items such as expected engineering requirements, complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, manufacturing efficiencies and the achievement of contract milestones, including product deliveries.

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

At the outset of each contract, we estimate the initial profit booking rate. The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements (for example, a newly-developed product versus a mature product), schedule (for example, the number and type of milestone events), and costs by contract requirements in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract. Likewise, the profit booking rate may decrease if we are not successful in retiring the risks; and, as a result, our estimated costs at completion increase. All of the estimates are subject to change during the performance of the contract and, therefore, may affect the profit booking rate. When adjustments are required, any changes from prior estimates are recognized using the cumulative catch-up method with the impact of the change from inception-to-date recorded in the current period.

The following table sets forth the aggregate gross amount of all program profit adjustments that are included within segment profit for the two years ended December 31, 2011:

(In millions)	2011	2010

Gross favorable	$83	$98
Gross unfavorable	(29)	(20)

Net adjustments	$54	$78

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

In September 2011, the Financial Accounting Standards Board issued guidance that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount. As permitted, we adopted this guidance in the fourth quarter of 2011 to reduce the costs associated with determining each reporting unit’s fair value for the units where it is more likely than not that the fair value exceeds its carrying amount.

For the reporting units for which we did not elect to perform a qualitative assessment, we performed a Step 1 analysis, which required us to calculate fair value of each reporting unit. If the reporting unit’s estimated fair value exceeds its carrying value, the reporting unit is not impaired, and no further analysis is performed. Otherwise, the amount of the impairment must be determined in Step 2 of the goodwill impairment test. In Step 2, the implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.

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

To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. For 2011, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 7.84%, compared with 8.26% in 2010. In 2011 and 2010, the assumed rate of return for our domestic plans, which represent approximately 90% of our total pension assets, was 8.00% and 8.50%, respectively. A 50-basis-point decrease in this long-term rate of return in 2011 would have increased pension expense for our domestic plans by approximately $22 million.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and increases pension expense. In 2011, the weighted-average discount rate used in calculating pension expense was 5.71%, compared with 6.20% in 2010. For our domestic plans, the assumed discount rate was 5.75% in 2011, compared with 6.25% for 2010. A 50-basis-point decrease in this discount rate in 2011 would have increased pension expense for our domestic plans by approximately $23 million.

The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2011 medical and prescription drug healthcare cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits. The 2011 medical rate of 9% is assumed to decrease to 5% by 2021 and then remain at that level. The 2011 prescription drug rate of 9% is assumed to decrease to 5% by 2021 and then remain at that level. See Note 13 to the Consolidated Financial Statements for the impact of a one-percentage-point change in the cost trend rate.

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

Income Taxes

Deferred income tax balances reflect the effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and their tax bases, as well as from net operating losses and tax credit carryforwards, and are stated at enacted tax rates in effect for the year taxes are expected to be paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including the future reversal of existing taxable temporary differences, taxable income in carryback years, available tax planning strategies and estimated future taxable income. We recognize net tax-related interest and penalties for continuing operations in income tax expense.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. We recognize net tax-related interest and penalties for continuing operations in income tax expense. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to settlement of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risks

Our financial results are affected by changes in the U.S. and foreign interest rates. As part of managing this risk, we seek to achieve a prudent balance between floating- and fixed-rate exposures. We continually monitor our mix of these exposures and adjust the mix, as necessary. For our Finance group, we limit our risk to changes in interest rates for the captive business with a strategy of matching floating-rate assets with floating-rate liabilities, which includes the use of interest rate exchange agreements.

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold. For our manufacturing operations, we manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency-denominated assets with liabilities in the same currency so that certain exposures are naturally offset. We primarily use borrowings denominated in euro and British pound sterling for these purposes. In managing our foreign currency transaction exposures, we also enter into foreign currency forward exchange and option contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign exchange contracts and foreign currency options was approximately $0.6 billion at the end of 2011 and 2010.

The impact of foreign exchange rate changes for 2011 and 2010 from the prior year for each period is provided below:

(In millions)	2011	2010
Impact of foreign exchange rates increased (decreased):
Revenues	$77	$(34)
Segment profit	8	(7)

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

	2011			2010
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign exchange rate risk
Debt	$(543)	$(564)	$(56)	$(549)	$(549)	$(55)
Foreign currency exchange contracts	5	5	46	42	42	39
	$(538)	$(559)	$(10)	$(507)	$(507)	$(16)
Interest rate risk
Debt	$(2,328)	$(2,561)	$(14)	$(2,172)	$(2,698)	$(22)
Finance group
Interest rate risk
Finance receivables	$2,415	$2,266	$90	$3,758	$3,544	$114
Debt, including intergroup	(2,467)	(2,347)	(24)	(3,975)	(3,843)	(47)
	$(52)	$(81)	$66	$(217)	$(299)	$67
*	The value represents an asset or (liability).

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and the related reports of our independent registered public accounting firm thereon are included in this Annual Report on Form 10-K on the pages indicated below:

All other schedules are omitted either because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

Report of Management

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and include amounts based on management’s best estimates and judgments. Management also is responsible for establishing and maintaining adequate internal control over financial reporting for Textron Inc. as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of December 31, 2011, as stated in its reports, which are included herein.

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

The Audit Committee of our Board of Directors, on behalf of the shareholders, oversees management’s financial reporting responsibilities. The Audit Committee consists of six directors who are not officers or employees of Textron and meets regularly with the independent auditors, management and our internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the independent auditors and the internal auditors have free and full access to senior management and the Audit Committee.

/s/ Scott C. Donnelly	/s/ Frank T. Connor
Scott C. Donnelly Chairman, President and Chief Executive Officer	Frank T. Connor Executive Vice President and Chief Financial Officer

February 23, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Textron Inc.

We have audited Textron Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Textron Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Textron Inc. as of December 31, 2011 and January 1, 2011, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2011 of Textron Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 23, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Textron Inc.

We have audited the accompanying Consolidated Balance Sheets of Textron Inc. as of December 31, 2011 and January 1, 2011, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule contained on page 86. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Inc. at December 31, 2011 and January 1, 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 23, 2012

Consolidated Statements of Operations

For each of the years in the three-year period ended December 31, 2011

(In millions, except per share data)	2011	2010	2009
Revenues
Manufacturing revenues	$11,172	$10,307	$10,139
Finance revenues	103	218	361
Total revenues	11,275	10,525	10,500
Costs, expenses and other
Cost of sales	9,308	8,605	8,468
Selling and administrative expense	1,183	1,231	1,338
Interest expense	246	270	309
Provision for losses on finance receivables	12	143	267
Valuation allowance on transfer of Golf Mortgage portfolio to held for sale	186	—	—
Special charges	—	190	317
Other losses (gains), net	3	—	(50)
Total costs, expenses and other	10,938	10,439	10,649
Income (loss) from continuing operations before income taxes	337	86	(149)
Income tax expense (benefit)	95	(6)	(76)
Income (loss) from continuing operations	242	92	(73)
Income (loss) from discontinued operations, net of income taxes	—	(6)	42
Net income (loss)	$242	$86	$(31)
Basic earnings per share
Continuing operations	$0.87	$0.33	$(0.28)
Discontinued operations	—	(0.02)	0.16
Basic earnings per share	$0.87	$0.31	$(0.12)
Diluted earnings per share
Continuing operations	$0.79	$0.30	$(0.28)
Discontinued operations	—	(0.02)	0.16
Diluted earnings per share	$0.79	$0.28	$(0.12)

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	December 31, 2011	January 1, 2011
Assets
Manufacturing group
Cash and equivalents	$871	$898
Accounts receivable, net	856	892
Inventories	2,402	2,277
Other current assets	1,134	980
Total current assets	5,263	5,047
Property, plant and equipment, net	1,996	1,932
Goodwill	1,635	1,632
Other assets	1,508	1,722
Total Manufacturing group assets	10,402	10,333
Finance group
Cash and equivalents	14	33
Finance receivables held for investment, net	2,321	3,871
Finance receivables held for sale	418	413
Other assets	460	632
Total Finance group assets	3,213	4,949
Total assets	$13,615	$15,282
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$146	$19
Accounts payable	833	622
Accrued liabilities	1,952	2,016
Total current liabilities	2,931	2,657
Other liabilities	2,826	2,993
Long-term debt	2,313	2,283
Total Manufacturing group liabilities	8,070	7,933
Finance group
Other liabilities	333	391
Due to Manufacturing group	493	326
Debt	1,974	3,660
Total Finance group liabilities	2,800	4,377
Total liabilities	10,870	12,310
Shareholders’ equity
Common stock (279.1 million and 277.7 million shares issued, respectively, and 278.9 million and 275.7 million shares outstanding, respectively)	35	35
Capital surplus	1,081	1,301
Retained earnings	3,257	3,037
Accumulated other comprehensive loss	(1,625)	(1,316)
	2,748	3,057
Less cost of treasury shares	3	85
Total shareholders’ equity	2,745	2,972
Total liabilities and shareholders’ equity	$13,615	$15,282

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Loss	Total Share- holders’ Equity
Balance at January 3, 2009	$2	$32	$1,229	$3,025	$(500)	$(1,422)	$2,366

Net loss				(31)			(31)
Other comprehensive income (loss):
Foreign currency translation adjustment						23	23
Deferred gains on hedge contracts						67	67
Pension adjustments						(25)	(25)
Reclassification adjustments						21	21
Pension curtailment						15	15

Total other comprehensive income (loss)							70

Dividends declared ($0.08 per share)				(21)			(21)
Share-based compensation			30				30
Purchases of convertible note call options			(140)				(140)
Equity component of convertible debt issuance			134				134
Issuance of common stock and warrants		3	330				333
Issuance of common stock for employee stock plans			(210)		270		60
Redemption of preferred stock	(2)		1				(1)
Income tax impact of employee stock transactions			(5)				(5)

Balance at January 2, 2010	—	35	1,369	2,973	(230)	(1,321)	2,826

Net income				86			86
Other comprehensive income (loss):
Foreign currency translation adjustment						(2)	(2)
Deferred gains on hedge contracts						14	14
Pension adjustments						(112)	(112)
Recognition of currency translation loss (see Note 11)						74	74
Other reclassification adjustments						31	31

Total other comprehensive income (loss)							91

Dividends declared ($0.08 per share)				(22)			(22)
Share-based compensation			22				22
Exercise of stock options			7				7
Issuance of common stock for employee stock plans			(94)		145		51
Income tax impact of employee stock transactions			(3)				(3)

Balance at January 1, 2011	—	35	$1,301	3,037	(85)	(1,316)	2,972

Net income				242			242
Other comprehensive income (loss):
Foreign currency translation adjustment						(3)	(3)
Deferred gains on hedge contracts						(5)	(5)
Pension adjustments						(350)	(350)
Other reclassification adjustments						49	49

Total other comprehensive income (loss)							(67)

Dividends declared ($0.08 per share)				(22)			(22)
Purchases and conversions of convertible notes			(179)		(3)		(182)
Amendment of call option/warrant transactions and purchase of capped call			(30)				(30)
Share-based compensation			21				21
Issuance of common stock for employee stock plans			(32)		85		53
Balance at December 31, 2011	$—	$35	$1,081	$3,257	$(3)	$(1,625)	$2,745

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended December 31, 2011

	Consolidated
(In millions)	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$242	$86	$(31)
Less: Income (loss) from discontinued operations	—	(6)	42

Income (loss) from continuing operations	242	92	(73)
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance group	—	—	—
Capital contributions paid to Finance group	—	—	—
Non-cash items:
Depreciation and amortization	403	393	409
Provision for losses on finance receivables held for investment	12	143	267
Portfolio losses on finance receivables	102	112	162
Valuation allowance on finance receivables held for sale	202	8	(15)
Goodwill and other asset impairment charges	59	19	144
Deferred income taxes	81	69	(265)
Other, net	166	109	82
Changes in assets and liabilities:
Accounts receivable, net	36	(1)	17
Inventories	(127)	(10)	803
Other assets	(413)	36	(250)
Accounts payable	211	54	(535)
Accrued and other liabilities	(90)	(455)	78
Captive finance receivables, net	236	424	177
Other operating activities, net	(52)	—	31

Net cash provided by (used in) operating activities of continuing operations	1,068	993	1,032
Net cash used in operating activities of discontinued operations	(5)	(9)	(17)

Net cash provided by (used in) operating activities	1,063	984	1,015

Cash flows from investing activities
Finance receivables originated or purchased	(187)	(450)	(3,005)
Finance receivables repaid	824	1,635	4,011
Proceeds on receivables sales	421	528	594
Capital expenditures	(423)	(270)	(238)
Proceeds from collection on notes receivable from a prior disposition	58	—	—
Net cash used in acquisitions	(14)	(57)	—
Proceeds from sale of repossessed assets and properties	109	129	236
Retained interests	—	—	117
Other investing activities, net	55	34	13

Net cash provided by (used in) investing activities of continuing operations	843	1,549	1,728
Net cash provided by investing activities of discontinued operations	—	—	211

Net cash provided by (used in) investing activities	843	1,549	1,939

Cash flows from financing activities
Proceeds from long-term lines of credit	—	—	2,970
Payments on long-term lines of credit	(1,440)	(1,467)	(63)
Net proceeds from issuance of long-term debt	926	231	918
Principal payments on long-term debt and nonrecourse debt	(785)	(2,241)	(4,163)
Intergroup financing	—	—	—
Proceeds from issuance of convertible notes, net of fees paid	—	—	582
Purchase of convertible notes	(580)	—	—
Amendment of call option/warrant transactions and purchase of capped call	(30)	—	—
Purchase of convertible note call options	—	—	(140)
Proceeds from issuance of common stock and warrants	—	—	333
Decrease in short-term debt	—	—	(1,637)
Payment on borrowings against officers’ life insurance policies	—	—	(412)
Capital contributions paid to Finance group under Support Agreement	—	—	—
Capital contributions paid to Cessna Export Finance Corp.	—	—	—
Dividends paid	(22)	(22)	(21)
Other financing activities.	(20)	6	—

Net cash provided by (used in) financing activities	(1,951)	(3,493)	(1,633)

Effect of exchange rate changes on cash and equivalents	(1)	(1)	24

Net increase (decrease) in cash and equivalents	(46)	(961)	1,345
Cash and equivalents at beginning of year	931	1,892	547

Cash and equivalents at end of year	$885	$931	$1,892

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued

For each of the years in the three-year period ended December 31, 2011

	Manufacturing Group			Finance Group
(In millions)	2011	2010	2009	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$464	$314	$175	$(222)	$(228)	$(206)
Less: Income (loss) from discontinued operations	—	(6)	42	—	—	—

Income (loss) from continuing operations	464	320	133	(222)	(228)	(206)
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance group	179	505	349	—	—	—
Capital contributions paid to Finance group	(182)	(383)	(270)	—	—	—
Non-cash items:
Depreciation and amortization	371	362	373	32	31	36
Provision for losses on finance receivables held for investment	—	—	—	12	143	267
Portfolio losses on finance receivables	—	—	—	102	112	162
Valuation allowance on finance receivables held for sale	—	—	—	202	8	(15)
Goodwill and other asset impairment charges	57	18	144	—	1	—
Deferred income taxes	197	131	(61)	(116)	(62)	(204)
Other, net	166	110	112	—	(1)	(30)
Changes in assets and liabilities
Accounts receivable, net	36	(1)	17	—	—	—
Inventories	(132)	(11)	810	—	—	—
Other assets	(419)	9	(255)	10	32	(5)
Accounts payable	211	54	(535)	—	—	—
Accrued and other liabilities	(135)	(384)	(85)	45	(71)	166
Captive finance receivables, net	—	—	—	—	—	—
Other operating activities, net	(52)	—	6	—	—	25

Net cash provided by (used in) operating activities of continuing operations	761	730	738	65	(35)	196
Net cash used in operating activities of discontinued operations	(5)	(9)	(17)	—	—	—

Net cash provided by (used in) operating activities	756	721	721	65	(35)	196

Cash flows from investing activities
Finance receivables originated or purchased	—	—	—	(471)	(866)	(3,659)
Finance receivables repaid	—	—	—	1,289	2,348	4,804
Proceeds on receivables sales	—	—	—	476	655	644
Capital expenditures	(423)	(270)	(238)	—	—	—
Proceeds from collection on notes receivable from a prior disposition	58	—	—	—	—	—
Net cash used in acquisitions	(14)	(57)	—	—	—	—
Proceeds from sale of repossessed assets and properties	—	—	—	109	129	236
Retained interests	—	—	—	—	—	117
Other investing activities, net	(44)	(26)	(50)	50	39	11

Net cash provided by (used in) investing activities of continuing operations	(423)	(353)	(288)	1,453	2,305	2,153
Net cash provided by investing activities of discontinued operations	—	—	211	—	—	—

Net cash provided by (used in) investing activities	(423)	(353)	(77)	1,453	2,305	2,153

Cash flows from financing activities
Proceeds from long-term lines of credit	—	—	1,230	—	—	1,740
Payments on long-term lines of credit	—	(1,167)	(63)	(1,440)	(300)	—
Net proceeds from issuance of long-term debt	496	—	595	430	231	323
Principal payments on long-term and nonrecourse debt	(29)	(130)	(392)	(756)	(2,111)	(3,771)
Intergroup financing	(175)	98	(280)	167	(111)	280
Proceeds from issuance of convertible notes, net of fees paid	—	—	582	—	—	—
Purchase of convertible notes	(580)	—	—	—	—	—
Amendment of call option/warrant transactions and purchase of capped call	(30)	—	—	—	—	—
Purchase of convertible note call options	—	—	(140)	—	—	—
Proceeds from issuance of common stock and warrants	—	—	333	—	—	—
Decrease in short-term debt	—	—	(869)	—	—	(768)
Payment on borrowings against officers’ life insurance policies	—	—	(412)	—	—	—
Capital contributions paid to Finance group under Support Agreement	—	—	—	182	383	270
Capital contributions paid to Cessna Export Finance Corp.	—	—	—	60	30	40
Dividends paid	(22)	(22)	(21)	(179)	(505)	(349)
Other financing activities	(20)	6	—	—	—	—

Net cash provided by (used in) financing activities	(360)	(1,215)	563	(1,536)	(2,383)	(2,235)

Effect of exchange rate changes on cash and equivalents	—	(3)	10	(1)	2	14

Net increase (decrease) in cash and equivalents	(27)	(850)	1,217	(19)	(111)	128
Cash and equivalents at beginning of year	898	1,748	531	33	144	16

Cash and equivalents at end of year	$871	$898	$1,748	$14	$33	$144

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

Our Finance group provides captive financing for retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group. In the Consolidated Statements of Cash Flows, cash received from customers or from the sale of receivables is reflected as operating activities when received from third parties. However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group. For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows. Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow. Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing. These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated in consolidation.

Collaborative Arrangements

Our Bell segment has a strategic alliance agreement with The Boeing Company (Boeing) to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (V-22 Contracts). The alliance created by this agreement is not a legal entity and has no employees, no assets and no true operations. This agreement creates contractual rights and does not represent an entity in which we have an equity interest. We account for this alliance as a collaborative arrangement with Bell and Boeing reporting costs incurred and revenues generated from transactions with the U.S. Government in each company’s respective income statement. Neither Bell nor Boeing is considered to be the principal participant for the transactions recorded under this agreement. Profits on cost-plus contracts are allocated between Bell and Boeing on a 50%-50% basis. Negotiated profits on fixed-price contracts are also allocated 50%-50%; however, Bell and Boeing are each responsible for their own cost overruns and are entitled to retain any cost underruns. Based on the contractual arrangement established under the alliance, Bell accounts for its rights and obligations under the specific requirements of the V-22 Contracts allocated to Bell under the work breakdown structure. We account for all of our rights and obligations, including warranty, product and any contingent liabilities, under the specific requirements of the V-22 Contracts allocated to us under the agreement. Revenues and cost of sales reflect our performance under the V-22 Contracts with revenues recognized using the units-of-delivery method. We include all assets used in performance of the V-22 Contracts that we own, including inventory and unpaid receivables and all liabilities arising from our obligations under the V-22 Contracts in our Consolidated Balance Sheets.

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

During 2011 and 2010, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting, primarily in our Bell V-22 and H-1 programs. The changes in estimates increased income from continuing operations before income taxes in 2011 and 2010 by $54 million and $78 million, respectively, ($34 million and $49 million after tax, or $0.11 and $0.16 per diluted share, respectively). These changes were primarily related to favorable cost and operational performance. For 2011 and 2010, the gross favorable program profit adjustments totaled $83 million and $98 million, respectively. For 2011 and 2010, the gross unfavorable program profit adjustments totaled $29 million and $20 million, respectively.

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

Long-term contract profits are based on estimates of total contract cost and revenues utilizing current contract specifications, expected engineering requirements, the achievement of contract milestones and product deliveries. Certain contracts are awarded with fixed-price incentive fees that also are considered when estimating revenues and profit rates. Contract costs typically are incurred over a period of several years, and the estimation of these costs requires substantial judgment. Our cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals. We update our projections of costs at least semiannually or when circumstances significantly change. When adjustments are required, any changes from prior estimates are recognized using the cumulative catch-up method with the impact of the change from inception-to-date recorded in the current period. Anticipated losses on contracts are recognized in full in the period in which the losses become probable and estimable.

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

Finance receivables held for sale are carried at the lower of cost or fair value. At the time of transfer to the held for sale classification, we establish a valuation allowance for any shortfall between the carrying value and fair value. In addition, any allowance for loan losses previously allocated to these finance receivables is transferred to the valuation allowance account, which is netted with finance receivables held for sale on the balance sheet. This valuation allowance is adjusted quarterly. Fair value changes can occur based on market interest rates, market liquidity, and changes in the credit quality of the borrower and value of underlying loan collateral. If we determine that finance receivables classified as held for sale will not be sold and we have the intent and ability to hold the finance receivables for the foreseeable future, until maturity or payoff, the finance receivables are transferred to the held for investment classification at the lower of cost or fair value.

Finance Receivables Held for Investment and Allowance for Losses

Finance receivables are classified as held for investment when we have the intent and the ability to hold the receivable for the foreseeable future or until maturity or payoff. Finance receivables held for investment are generally recorded at the amount of outstanding principal less allowance for losses.

We maintain the allowance for losses on finance receivables held for investment at a level considered adequate to cover inherent losses in the portfolio based on management’s evaluation and analysis by product line. For larger balance accounts specifically identified as impaired, including large accounts in homogeneous portfolios, a reserve is established based on comparing the carrying value with either a) the expected future cash flows, discounted at the finance receivable’s effective interest rate; or b) the fair value of the underlying collateral, if the finance receivable is collateral dependent. The expected future cash flows consider collateral value; financial performance and liquidity of our borrower; existence and financial strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession/foreclosure and eventual disposal of collateral. When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the outcomes based on management’s estimate of their relative likelihood of occurrence.

The evaluation of our portfolios is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the estimated fair value of the underlying collateral, which may differ from actual results. While our analysis is specific to each individual account, critical factors included in this analysis vary by product line and include the following:

•	Aviation—industry valuation guides, physical condition of the aircraft, payment history, and existence and financial strength of guarantors.

•	Golf Equipment—age and condition of the collateral.

•

Timeshare—historical performance of consumer notes receivable collateral, real estate valuations, operating expenses of the borrower, the impact of bankruptcy court rulings on the value of the collateral, legal and other professional expenses and borrower’s access to capital.

We also establish an allowance for losses by product line to cover probable but specifically unknown losses existing in the portfolio. For homogeneous portfolios, including Aviation and Golf Equipment, the allowance is established as a percentage of non-recourse finance receivables, which have not been identified as requiring specific reserves. The percentage is based on a combination of factors, including historical loss experience, current delinquency and default trends, collateral values and both general economic and specific industry trends. For non-homogeneous portfolios, such as Timeshare, the allowance is established as a percentage of watchlist balances, as defined on page 58, which represents a combination of assumed default likelihood and loss severity based on historical experience, industry trends and collateral values. In estimating our allowance for losses to cover accounts not specifically identified, critical factors vary by product line and include the following:

•	Aviation—the collateral value of the portfolio, historical default experience and delinquency trends.

•	Golf Equipment—historical loss experience and delinquency trends.

•

Timeshare—individual loan credit quality indicators such as borrowing base shortfalls for revolving notes receivable facilities, default rates of our notes receivable collateral, borrower’s access to capital, historical progression from watchlist to nonaccrual status and estimates of loss severity based on analysis of impaired loans in the product line.

Finance receivables held for investment are written down to the fair value (less estimated costs to sell) of the related collateral when the collateral is repossessed, and are charged off when the remaining balance is deemed to be uncollectable.

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

Intangible and Other Long-Lived Assets

At acquisition, we estimate and record the fair value of purchased intangible assets primarily using a discounted cash flow analysis of anticipated cash flows reflecting incremental revenues and/or cost savings resulting from the acquired intangible asset using market participant assumptions. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Approximately 36% of our gross intangible assets are amortized using the straight-line method, with the remaining assets, primarily customer agreements, amortized based on the cash flow streams used to value the asset.

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

In September 2011, the Financial Accounting Standards Board issued guidance that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount. As permitted, we adopted this guidance in the fourth quarter of 2011 to reduce the costs associated with determining each reporting unit’s fair value for the units where it is more likely than not that the fair value exceeds its carrying amount. For the reporting units for which we did not elect to perform a qualitative assessment, we calculated fair value of each reporting unit primarily using discounted cash flows that incorporate assumptions for the unit’s short- and long-term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, current cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. Goodwill is considered to be potentially impaired when the carrying value of a reporting unit exceeds its estimated fair value.

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

Product Liabilities

We accrue for product liability claims and related defense costs when a loss is probable and reasonably estimable. Our estimates are generally based on the specifics of each claim or incident and our best estimate of the probable loss using historical experience and considering the insurance coverage and deductibles in effect at the date of the incident.

Environmental Liabilities and Asset Retirement Obligations

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

Research and Development Costs

Our customer-funded research and development costs are charged directly to the related contracts, which primarily consist of U.S. Government contracts. In accordance with government regulations, we recover a portion of company-funded research and development costs through overhead rate charges on our U.S. Government contracts. Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred. Company-funded research and development costs were $525 million, $403 million, and $401 million in 2011, 2010 and 2009, respectively, and are included in cost of sales.

Income Taxes

Deferred income tax balances reflect the effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and their tax bases, as well as from net operating losses and tax credit carryforwards, and are stated at enacted tax rates in effect for the year taxes are expected to be paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including the future reversal of existing taxable temporary differences, taxable income in carryback years, available tax planning strategies and estimated future taxable income. We recognize net tax-related interest and penalties for continuing operations in income tax expense.

Note 2. Discontinued Operations

In pursuing our business strategies, we have periodically divested certain non-core businesses. For several previously-disposed businesses, we have retained certain assets and liabilities. All residual activity relating to our previously-disposed businesses that meet the appropriate criteria are included in discontinued operations.

In connection with the 2008 sale of the Fluid & Power business unit, we received a six-year note with a face value of $28 million and a five-year note with a face value of $30 million, which were both recorded in the Consolidated Balance Sheet net of a valuation allowance. In the fourth quarter of 2011, we received full payment of both of these notes plus interest, resulting in a gain of $52 million that was recorded in Other losses (gains), net.

On April 3, 2009, we sold HR Textron, an operating unit previously reported within the Textron Systems segment. In connection with this sale, we recorded an after-tax gain of $8 million and net cash proceeds of approximately $376 million in 2009.

Note 3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Cessna	Bell	Textron Systems	Industrial	Total
Balance at January 3, 2009	$322	$30	$956	$390	$1,698
Impairment	—	—	—	(80)	(80)
Foreign currency translation	—	—	—	2	2
Other	—	—	2	—	2
Balance at January 2, 2010	322	30	958	312	1,622
Acquisitions	—	1	16	5	22
Foreign currency translation	—	—	—	(12)	(12)
Balance at January 1, 2011	322	31	974	305	1,632
Acquisitions	—	—	—	5	5
Foreign currency translation	—	—	—	(2)	(2)
Balance at December 31, 2011	$322	$31	$974	$308	$1,635

In 2010, we acquired four companies in the Bell, Textron Systems and Industrial segments for aggregate cost of $57 million and recorded $22 million in goodwill and $14 million in intangible assets. In 2009, we recorded an $80 million impairment charge in the Industrial segment’s Golf & Turf Care reporting unit based on lower forecasted revenues and profits related to the effects of the economic recession.

Our intangible assets are summarized below:

		December 31, 2011			January 1, 2011
(Dollars in millions)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer agreements and contractual relationships	15	$367	$(149)	$218	$412	$(115)	$297
Patents and technology	10	95	(59)	36	101	(53)	48
Trademarks	18	36	(19)	17	35	(16)	19
Other	8	22	(16)	6	22	(15)	7
		$520	$(243)	$277	$570	$(199)	$371

In the fourth quarter of 2011, we recorded a $41 million impairment charge to write down $37 million in customer agreements and contractual relationships and $4 million in patents and technology. See Note 9 for more information on this charge.

Amortization expense totaled $51 million, $52 million and $52 million in 2011, 2010 and 2009, respectively. Amortization expense is estimated to be approximately $39 million, $37 million, $35 million, $33 million and $28 million in 2012, 2013, 2014, 2015 and 2016, respectively.

Note 4. Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	December 31, 2011	January 1, 2011
Commercial	$ 528	$496
U.S. Government contracts	346	416
	874	912
Allowance for doubtful accounts	(18)	(20)
	$ 856	$892

We have unbillable receivables on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $192 million at December 31, 2011 and $195 million at January 1, 2011.

Finance Receivables

Finance receivables by product line, which includes both finance receivables held for investment and finance receivables held for sale, are presented in the following table by product line:

(In millions)	December 31, 2011	January 1, 2011
Aviation	$ 1,876	$2,120
Golf Equipment	69	212
Golf Mortgage	381	876
Timeshare	318	894
Structured Capital	208	317
Other liquidating	43	207
Total finance receivables	2,895	4,626
Less: Allowance for losses	156	342
Less: Finance receivables held for sale	418	413
Total finance receivables held for investment, net	$ 2,321	$3,871

Aviation primarily includes installment contracts and finance leases provided to purchasers of new and used Cessna aircraft and Bell helicopters and also includes installment contracts and finance leases secured by used aircraft produced by other manufacturers. These agreements typically have initial terms ranging from five to ten years and amortization terms ranging from eight to fifteen years. The average balance of installment contracts and finance leases in Aviation was $1 million at December 31, 2011. Installment contracts generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan. Finance leases with no significant residual value at the end of the contractual term are classified as installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. Golf Equipment primarily includes finance leases provided to purchasers of new E-Z-GO and Jacobsen golf and turf-care equipment.

Golf Mortgage primarily includes golf course mortgages and also includes mortgages secured by hotels and marinas. Mortgages in this product line are secured by real property and are generally limited to 75% or less of the property’s appraised market value at loan origination. These mortgages typically have initial terms ranging from five to ten years with amortization periods from 20 to 30 years. As of December 31, 2011, loans in Golf Mortgage have an average balance of $6 million and a weighted-average contractual maturity of three years. All loans in this portfolio have been classified as held for sale as of December 31, 2011.

Timeshare includes pools of timeshare interval resort notes receivable and revolving loans that are secured by pools of timeshare interval resort notes receivable. The timeshare interval notes receivable typically have terms of 10 to 20 years. Timeshare also includes construction/inventory mortgages secured by timeshare interval inventory, by real property and, in many instances, by the personal guarantee of the principals. Construction/inventory mortgages are typically cross-collateralized with revolving notes receivable loans to the same borrower; loans in this portfolio typically have initial revolving terms of one to three years and final maturity terms of an additional one to five years. Structured Capital primarily includes leveraged leases secured by the ownership of the leased equipment and real property.

Our finance receivables are diversified across geographic region, borrower industry and type of collateral. At December 31, 2011, 54% of our finance receivables were distributed throughout the U.S. compared with 67% at the end of 2010. Finance receivables held for investment are composed of the following types of financing vehicles:

(In millions)	December 31, 2011	January 1, 2011
Installment contracts	$ 1,816	$2,130
Revolving loans	216	501
Leveraged leases	208	279
Finance leases	123	262
Mortgage loans	60	859
Distribution finance receivables	54	182
	$ 2,477	$4,213

At December 31, 2011 and January 1, 2011, these finance receivables included approximately $559 million and $635 million, respectively, of receivables that have been legally sold to special purpose entities (SPE), which are consolidated subsidiaries of TFC. The assets of the SPEs are pledged as collateral for their debt, which is reflected as securitized on-balance sheet debt in Note 8. Third-party investors have no legal recourse to TFC beyond the credit enhancement provided by the assets of the SPEs.

We received total proceeds of $476 million and $655 million from the sale of finance receivables in 2011 and 2010, respectively, resulting in total gains of $4 million and $31 million, respectively.

Credit Quality Indicators and Nonaccrual Finance Receivables

We internally assess the quality of our finance receivables held for investment portfolio based on a number of key credit quality indicators and statistics such as delinquency, loan balance to estimated collateral value, the liquidity position of individual borrowers and guarantors and default rates of our notes receivable collateral in the Timeshare product line. For Golf Mortgage, we also utilized debt service coverage prior to the transfer discussed below. Because many of these indicators are difficult to apply across an entire class of receivables, we evaluate individual loans on a quarterly basis and classify these loans into three categories based on the key credit quality indicators for the individual loan. These three categories are performing, watchlist and nonaccrual.

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

A summary of finance receivables held for investment categorized based on the credit quality indicators discussed above is as follows:

	December 31, 2011				January 1, 2011
(In millions)	Performing	Watchlist	Nonaccrual	Total	Performing	Watchlist	Nonaccrual	Total
Aviation	$1,537	$214	$125	$1,876	$1,713	$238	$169	$2,120
Golf Equipment	21	37	11	69	138	51	23	212
Timeshare	89	25	167	281	222	77	382	681
Structured Capital	203	5	—	208	290	27	—	317
Golf Mortgage	—	—	—	—	163	303	219	685
Other liquidating	25	—	18	43	130	11	57	198
Total	$1,875	$281	$321	$2,477	$2,656	$707	$850	$4,213
% of Total	75.7%	11.3%	13.0%		63.0%	16.8%	20.2%

Nonaccrual finance receivables decreased $529 million in 2011, primarily due to the transfer of the remaining Golf Mortgage portfolio to the held for sale classification and a $215 million reduction in Timeshare, largely due to the resolution of several significant accounts and cash collections on several other accounts. These factors were also the primary reason for the improvement in contractual delinquencies reported below.

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

Finance receivables held for investment by delinquency aging category is summarized in the table below:

	December 31, 2011					January 1, 2011
(In millions)	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total
Aviation	$1,705	$66	$37	$68	$1,876	$1,964	$67	$41	$48	$2,120
Golf Equipment	53	3	6	7	69	171	13	9	19	212
Timeshare	238	3	—	40	281	533	14	6	128	681
Structured Capital	208	—	—	—	208	317	—	—	—	317
Golf Mortgage	—	—	—	—	—	543	12	7	123	685
Other liquidating	35	—	—	8	43	166	2	1	29	198
Total	$2,239	$72	$43	$123	$2,477	$3,694	$108	$64	$347	$4,213

We had no recorded investment in accrual status loans that were greater than 90 days past due in 2011 or in 2010. For the year ended December 31, 2011 and January 1, 2011, 60+ days contractual delinquency as a percentage of finance receivables held for investment was 6.70% and 9.77%, respectively.

Impaired Loans

We evaluate individual finance receivables held for investment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios for impairment on a quarterly basis. Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. There was no significant interest income recognized on impaired loans in either 2011 or 2010.

A summary of impaired finance receivables, excluding leveraged leases, at year end and the average recorded investment for the year is provided below:

	Recorded Investment
(In millions)	Impaired Loans with No Related Allowance for Credit Losses	Impaired Loans with Related Allowance for Credit Losses	Total Impaired Loans	Unpaid Principal Balance	Allowance For Losses On Impaired Loans	Average Recorded Investment
December 31, 2011
Aviation	$47	$92	$139	$142	$39	$146
Timeshare	170	57	227	288	38	315
Golf Mortgage	—	—	—	—	—	232
Other liquidating	3	12	15	59	9	30
Total	$220	$161	$381	$489	$86	$723
January 1, 2011
Aviation	$17	$147	$164	$165	$45	$201
Golf Equipment	—	4	4	5	2	6
Timeshare	69	355	424	459	102	426
Golf Mortgage	138	175	313	324	39	300
Other liquidating	30	16	46	104	3	79
Total	$254	$697	$951	$1,057	$191	$1,012

Loan Modifications

Troubled debt restructurings occur when we have either modified the contract terms of finance receivables held for investment for borrowers experiencing financial difficulties or accepted a transfer of assets in full or partial satisfaction of the loan balance. Modifications often arise in Golf Mortgage and Timeshare as a result of the lack of financing available to borrowers in these industries. Golf Mortgage loans are typically structured with amortization periods between 20 and 30 years and contractual maturities of between 5 and 10 years, resulting in a significant balloon payment. We modify a significant portion of these loans at, or near the maturity date as a result of this structure. The types of modifications we typically make include extensions of the original maturity date of the contract, extensions of revolving borrowing periods, delays in the timing of required principal payments, deferrals of interest payments, advances to protect the value of our collateral and principal reductions contingent on full repayment prior to the maturity date. Finance receivables held for investment that were modified during 2011 and are categorized as troubled debt restructurings, excluding related allowances for loan losses, are summarized below:

		Recorded Investment
(Dollars in millions)	Number of Customers	Pre-Modification	Post- Modification	At Dec. 31, 2011
Golf Mortgage	23	$203	$191	$—
Timeshare	10	239	199	138

At December 31, 2011, the recorded investment balance for Golf Mortgage reflects the transfer of finance receivables from held for investment to the held for sale classification. The modifications included above resulted in a reduction in provision for losses of $36 million due to the reversal of allowance for losses related to one significant Timeshare account, partially offset by net portfolio losses of $15 million.

Modified finance receivables are classified as impaired loans and are evaluated on an individual basis to determine whether reserves are required. Our reserve evaluation includes an estimate of the likelihood that the borrower will be able to perform under the contractual terms of the modification. Subsequent payment defaults or delinquency trends of finance receivables modified as troubled debt restructurings are also factored into the evaluation of impaired loans for reserving purposes as a default decreases the likelihood that the borrower will be able to perform under the terms of future modifications. In 2011, we had three customer defaults in Timeshare for finance receivables that had been modified as troubled debt restructurings within the previous twelve months; the recorded investment for these customers totaled $113 million, excluding related allowances for doubtful accounts, at the end of 2011.

We may foreclose, repossess or receive collateral when a customer no longer has the ability to make payment. These transfers of assets in full or partial satisfaction of the loan balance are also considered troubled debt restructurings if the fair value of the assets transferred is less than our recorded investment. Similar to the troubled debt restructurings described above, these loans typically have been classified as impaired loans prior to the asset transfer; therefore, reserves have already been established related to the loan. As a result, for 2011, charge-offs of $73 million upon the transfer of such assets were largely offset by previously established reserves.

Troubled debt restructurings resulting in transfers of assets in satisfaction of the loan balance that occurred in 2011 are as follows:

(Dollars in millions)	Number of Customers	Pre- Modification Recorded Investment	Post- Modification Asset Balance
Aviation	27	$53	$32
Golf Mortgage	5	59	39
Timeshare	2	96	60

Allowance for Losses

A rollforward of the allowance for losses on finance receivables held for investment is provided below:

(In millions)	Aviation	Golf Equipment	Golf Mortgage	Timeshare	Other Liquidating	Total
Balance at January 2, 2010	$114	$9	$65	$79	$74	$341
Provision for losses	37	14	66	38	(12)	143
Net charge-offs	(44)	(7)	(52)	(7)	(28)	(138)
Transfers	—	—	—	(4)	—	(4)
Balance at January 1, 2011	107	16	79	106	34	342
Provision for losses	18	(3)	25	(26)	(2)	12
Net charge-offs	(30)	(4)	(24)	(40)	(4)	(102)
Transfers	—	(3)	(80)	—	(13)	(96)
Balance at December 31, 2011	$95	$6	$—	$40	$15	$156

A summary of the allowance for losses on finance receivables that are evaluated on an individual and on a collective basis is provided below. The finance receivables reported in this table specifically exclude $208 million and $279 million of leveraged leases at December 31, 2011 and January 1, 2011, respectively, in accordance with authoritative accounting standards.

	December 31, 2011					January 1, 2011
	Finance Receivables Evaluated			Allowance Based on Individual Evaluation	Allowance Based on Collective Evaluation	Finance Receivables Evaluated			Allowance Based on Individual Evaluation	Allowance Based on Collective Evaluation
(In millions)	Individually	Collectively	Total			Individually	Collectively	Total
Aviation	$139	$1,737	$1,876	$39	$56	$164	$1,956	$2,120	$45	$62
Golf Equipment	2	67	69	1	5	4	208	212	2	14
Timeshare	227	54	281	38	2	424	257	681	102	4
Golf Mortgage	—	—	—	—	—	313	372	685	39	40
Other liquidating	15	28	43	9	6	41	195	236	3	31
Total	$383	$1,886	$2,269	$87	$69	$946	$2,988	$3,934	$191	$151

Captive and Other Intercompany Financing

Our Finance group provides financing for retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group. The captive finance receivables for these inventory sales that are included in the Finance group’s balance sheets are summarized below:

(In millions)	December 31, 2011	January 1, 2011
Installment contracts	$ 1,488	$1,652
Finance leases	121	220
Distribution finance receivables	8	18
Total	$ 1,617	$1,890

In 2011, 2010 and 2009, our Finance group paid our Manufacturing group $284 million, $416 million and $654 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group. Our Cessna and Industrial segments also received proceeds in those years of $2 million, $10 million and $13 million, respectively, from the sale of equipment from their manufacturing operations to our Finance group for use under operating lease agreements. Operating agreements specify that our Finance group has recourse to our Manufacturing group for certain uncollected amounts related to these transactions. At December 31, 2011 and January 1, 2011, the amounts guaranteed by the Manufacturing group totaled $88 million and $69 million, respectively. Our Manufacturing group has established reserves for losses on its balance sheet within accrued and other liabilities for the receivables it guarantees.

In 2009, Textron Inc. agreed to lend TFC funds to pay down maturing debt. The interest rate on this borrowing was 5% at December 31, 2011 and 7% at January 1, 2011. As of December 31, 2011 and January 1, 2011, the outstanding balance due to Textron Inc. for these borrowings was $490 million and $315 million, respectively. These amounts are included in other current assets for the Manufacturing group and other liabilities for the Finance group in the Consolidated Balance Sheets.

Finance Receivables Held for Sale

At the end of 2011 and 2010, approximately $418 million and $413 million of finance receivables were classified as held for sale. At December 31, 2011, finance receivables held for sale primarily include the entire Golf Mortgage portfolio and a portion of the Timeshare portfolio. On a periodic basis, we evaluate our liquidation strategy for the non-captive finance portfolios as we continue to execute our exit plan. In connection with this evaluation, we also review our definition of the foreseeable future. Due to the relative stability of the golf market through the end of 2011, we believe that the foreseeable future now can be extended to a period of one to two years as opposed to the six- to nine-month period we previously used. Based on this change, in the fourth quarter of 2011, we determined that we no longer had the intent to hold the remaining Golf Mortgage portfolio for investment for the foreseeable future, and, accordingly, transferred $458 million of the remaining Golf Mortgage finance receivables, net of an $80 million allowance for loan losses, from the held for investment classification to the held for sale classification. These finance receivables were recorded at fair value at the time of the transfer, resulting in a $186 million charge recorded to Valuation allowance on transfer of Golf Mortgage portfolio to held for sale. Also, in 2011, we transferred a total of $125 million of Timeshare finance receivables to the held for sale classification, based on an agreement to sell a portion of the portfolio that was sold in the fourth quarter of 2011 and interest in other portions of the portfolio. In 2010, we transferred $219 million of Timeshare finance receivables to the held for sale classification as a result of an unanticipated inquiry we have received to purchase these finance receivables; we determined a sale of these finance receivables would be consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections. We received proceeds of $383 million and $582 million in 2011 and 2010, respectively, from the sale of finance receivables held for sale and $10 million and $86 million, respectively, from collections.

Note 5. Inventories

Inventories are composed of the following:

(In millions)	December 31, 2011	January 1, 2011
Finished goods	$ 1,012	$784
Work in process	2,202	2,125
Raw materials and components	399	506
	3,613	3,415
Progress/milestone payments	(1,211)	(1,138)
	$ 2,402	$2,277

Inventories valued by the LIFO method totaled $1.0 billion and $1.3 billion at the end of 2011 and 2010, respectively, and the carrying values of these inventories would have been approximately $422 million and $441 million, respectively, higher had our LIFO inventories been valued at current costs. Inventories related to long-term contracts, net of progress/milestone payments, were $414 million and $322 million at the end of 2011 and 2010, respectively.

Note 6. Property, Plant and Equipment, Net

Our Manufacturing group’s property, plant and equipment, net are composed of the following:

(Dollars in millions)	Useful Lives (in years)	December 31, 2011	January 1, 2011
Land and buildings	4 –40	$1,502	$1,453
Machinery and equipment	1 –15	3,591	3,348
		5,093	4,801
Accumulated depreciation and amortization		(3,097)	(2,869)
		$1,996	$1,932

Assets under capital leases totaled $251 million and $248 million and had accumulated amortization of $47 million and $40 million at the end of 2011 and 2010, respectively. The Manufacturing group’s depreciation expense, which includes amortization expense on capital leases, totaled $317 million, $308 million and $317 million in 2011, 2010 and 2009, respectively.

Note 7. Accrued Liabilities

The accrued liabilities of our Manufacturing group are summarized below:

(In millions)	December 31, 2011	January 1, 2011
Customer deposits	$ 729	$715
Salaries, wages and employer taxes	282	275
Current portion of warranty and product maintenance contracts	198	242
Deferred revenues	169	161
Retirement plans	80	82
Other	494	541
Total accrued liabilities	$ 1,952	$2,016

Changes in our warranty and product maintenance contract liability are as follows:

(In millions)	2011	2010	2009
Accrual at beginning of year	$242	$263	$278
Provision	223	189	174
Settlements	(223)	(231)	(217)
Adjustments to prior accrual estimates*	(18)	21	28
Accrual at end of year	$224	$242	$263

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 8. Debt and Credit Facilities

Our debt and credit facilities are summarized below:

(In millions)	December 31, 2011	January 1, 2011
Manufacturing group
Long-term senior debt:
Medium-term notes due 2011 (weighted-average rate of 9.83%)	$—	$13
6.50% due 2012	139	154
3.875% due 2013	308	315
4.50% convertible senior notes due 2013	195	504
6.20% due 2015	350	350
4.625% due 2016	250	—
5.60% due 2017	350	350
7.25% due 2019	250	250
6.625% due 2020	231	231
5.95% due 2021	250	—
Other (weighted-average rate of 3.72% and 3.12%, respectively)	136	135
	2,459	2,302
Less: Current portion of long-term debt	(146)	(19)
Total long-term debt	2,313	2,283
Total Manufacturing group debt	$2,459	$2,302
Finance group
Medium-term fixed-rate and variable-rate notes*:
Due 2011 (weighted-average rate of 3.07%)	$—	$374
Due 2012 (weighted-average rate of 4.43% and 4.43%, respectively)	52	52
Due 2013 (weighted-average rate of 4.50% and 4.46%, respectively)	553	553
Due 2014 (weighted-average rate of 5.07% and 5.07%, respectively)	111	111
Due 2015 (weighted-average rate of 2.50% and 3.59%, respectively)	37	14
Due 2016 (weighted-average rate of 1.94% and 4.59%, respectively	43	10
Due 2017 and thereafter (weighted-average rate of 2.86% and 3.31%, respectively)	387	242
Credit line borrowings due 2012 (weighted-average rate 0.91%)	—	1,440
Securitized debt (weighted-average rate of 2.08% and 2.01%, respectively)	469	530
6% Fixed-to-Floating Rate Junior Subordinated Notes	300	300
Fair value adjustments and unamortized discount	22	34
Total Finance group debt	$1,974	$3,660

* Variable-rate notes totaled approximately $100 million and $271 million at December 31, 2011 and January 1, 2011, respectively.

In 2011, Textron Inc. entered into a senior unsecured revolving credit facility that expires in March 2015 for an aggregate principal amount of $1.0 billion, up to $200 million of which is available for the issuance of letters of credit. At December 31, 2011, there were no amounts borrowed against the facility, and there were $38 million of letters of credits issued against it. In October 2011, the Finance group repaid the outstanding balance on its credit facility and elected to terminate the facility.

The following table shows required payments during the next five years on debt outstanding at December 31, 2011:

(In millions)	2012	2013	2014	2015	2016
Manufacturing group	$146	$532	$6	$356	$256
Finance group	196	693	232	169	105
	$342	$1,225	$238	$525	$361

Convertible Senior Notes and Related Transactions

On May 5, 2009, we issued $600 million of convertible senior notes with a maturity date of May 1, 2013 and interest payable semiannually. The convertible notes are accounted for in accordance with generally accepted accounting principles, which require us to separately account for the liability (debt) and the equity (conversion option) components of the convertible notes in a manner that reflected our non-convertible debt borrowing rate at time of issuance. Accordingly, we recorded a debt discount and corresponding increase to additional paid-in capital of $134 million at the issuance date. We are amortizing the debt discount utilizing the effective interest method over the life of the notes, which increases the effective interest rate of the convertible notes from its coupon rate of 4.50% to 11.72%.

These notes are convertible at the holder’s option, under certain circumstances, into shares of our common stock at an initial conversion rate of 76.1905 shares of common stock per $1,000 principal amount of convertible notes, which is equivalent to an initial conversion price of approximately $13.125 per share. Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of convertible notes with any of the three following alternatives: (1) cash, (2) shares of our common stock or (3) a combination of cash and shares of our common stock. These notes are convertible only under the following circumstances: (1) during any calendar quarter when the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter, (2) during the five-business-day period after any 10 consecutive trading day measurement period in which the trading price per $1,000 principal amount of convertible notes for each day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, (3) if specified distributions to holders of our common stock are made or specified corporate transactions occur or (4) at any time on or after February 19, 2013.

In September 2011, we announced a cash tender offer for any and all of the outstanding convertible notes. In accordance with the terms of the tender offer, for each $1,000 principal amount of the convertible notes tendered, we paid the holder $1,524 plus accrued and unpaid interest up to the October 13, 2011 settlement date. In the aggregate, the holders validly tendered $225 million principal amount, or 37.5%, of the convertible notes. Subsequent to the tender offer, we also purchased $151 million principal amount of the convertible notes in a small number of privately negotiated transactions and retired another $8 million related to a holder-initiated conversion in the fourth quarter of 2011. By the end of 2011, we had paid approximately $580 million in cash related to these transactions and had reduced the principal amount of the convertible notes by 64%. In accordance with the applicable authoritative accounting guidance, we determined the fair value of the liability component of the convertible notes purchased in the tender offer and subsequent transactions to be $398 million, with the balance of $182 million representing the equity component. The carrying value of these convertible notes, including unamortized issuance costs, was $343 million, which resulted in a pretax loss of $55 million that was recorded in Other losses (gains), net in the fourth quarter of 2011, along with a $182 million reduction to shareholders’ equity.

We incurred cash and non-cash interest expense of $58 million in 2011 and $60 million in 2010 for these notes. At the end of 2011 and 2010, the face value of the notes totaled $216 million and $600 million, respectively, and the unamortized discount totaled $21 million and $96 million, respectively.

Based on a December 31, 2011 stock price of $18.49, the “if converted value” exceeded the face amount of the notes by $88 million; however, after giving effect to the exercise of the call options and warrants described below, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $45 million, a 2.4 million net share issuance, or a combination of cash and stock, at our option. Our common stock price exceeded the conversion threshold price of $17.06 per share for at least 20 trading days during the 30 consecutive trading days ended December 31, 2011. Accordingly, the notes are convertible at the holder’s option through March 31, 2012. We may deliver cash, shares of common stock or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the convertible notes. We intend to settle the face value of the convertible notes in cash. We have continued to classify these convertible notes as long term based on our intent and ability to maintain the debt outstanding for at least one year through the use of various funding sources available to us.

Call Option and Warrant Transactions

Concurrently with the pricing of the convertible notes in May 2009, we entered into transactions with two counterparties, including an underwriter and an affiliate of an underwriter of the convertible notes, pursuant to which we purchased from the counterparties call options to acquire our common stock and sold to the counterparties warrants to purchase our common stock. We entered into these transactions for the purposes of reducing the cash outflow and/or the potential dilutive effect to our shareholders upon the conversion of the convertible notes.

On October 25, 2011, we entered into separate agreements with each of the counterparties to the call option and warrant transactions to adjust the number of shares of common stock covered by these instruments to reflect the results of the tender offer. Accordingly, we reduced the number of common shares covered under the call options from 45.7 million shares to 28.6 million shares. In addition, the warrants were amended to reduce the number of shares covered by the warrants to 28.0 million and to change the expiration dates specified in the original agreement to correspond with the final settlement period for the call options. Pursuant to these amendments, we received $135 million for the call option transaction and paid $133 million for the warrant transaction, and the net amount was recorded within shareholders’ equity. Subsequently, due to the additional repurchase of convertible notes, we entered into separate agreements with each of the counterparties to further reduce the number of shares of common stock covered by these instruments. Accordingly, we reduced the number of common shares covered under the call options from 28.6 million shares to 16.5 million shares and reduced the number of shares covered by the warrants from 28.0 million shares to 16.5 million shares. The net value of $20 million related to these amendments was used to increase our capped call position as discussed further below. In the aggregate, the reductions in the number of shares subject to the call options and warrants equated to the number of shares of common stock into which the $384 million principal amount of all the notes repurchased in the fourth quarter of 2011 would have been convertible.

At the end of 2011, the outstanding purchased call options give us the right to acquire from the counterparties 16.5 million shares of our common stock (the number of shares into which all of the remaining notes are convertible) at an exercise price of $13.125 per share (the same as the initial conversion price of the notes), subject to adjustments that mirror the terms of the convertible notes. The call options will terminate at the earlier of the maturity date of the related convertible notes or the last day on which any of the related notes remain outstanding. The warrants give the counterparties the right to acquire, subject to anti-dilution adjustments, an aggregate of 16.5 million shares of common stock at an exercise price of $15.75 per share. We may settle these transactions in cash, shares or a combination of cash and shares, at our option. When evaluated in aggregate, the call options and warrants have the effect of increasing the effective conversion price of the convertible notes from $13.125 to $15.75. Accordingly, we will not incur the cash outflow or the dilution that would be experienced due to the increase of the share price from $13.125 per share to $15.75 per share because we are entitled to receive from the counterparties the difference between our sale to the counterparties of 16.5 million shares at $15.75 per share and our purchase of shares from the counterparties at $13.125 per share.

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

Capped Call Transactions

On October 25, 2011, we entered into capped call transactions with the counterparties for a cost of $32 million, which covered 17.1 million shares of our common stock. We subsequently amended the capped call transactions to cover an additional 11.5 million shares of our common stock in lieu of $20 million we would have received from the counterparties related to the amendment of the option and warrant transactions discussed above. At December 31, 2011, the capped calls covered an aggregate of 28.6 million shares of our common stock (the number of shares into which all of the repurchased notes would have been convertible). We purchased the capped calls in order retain the potential value of the original call option and warrant transactions which we would otherwise have given up upon the downsizing of those instruments. The capped calls have a strike price of $13.125 per share and a cap price of $15.75 per share, which entitles us to receive at the May 2013 expiration date the per share value of our stock price in excess of $13.125 up to a maximum stock price of $15.75. If the market price of our common stock at the expiration date is less than $13.125, the capped call will expire with no value. The maximum value of the capped calls, in the event that our stock price is at least $15.75 at the expiration date, is approximately $75 million. We may elect for the settlement of the capped call transactions, if any, to be paid to us in shares of our common stock or cash or in a combination of cash and shares of common stock. Based on the structure of the capped call, the transactions meet all of the applicable accounting criteria for equity classification and will be classified within shareholders’ equity.

6% Fixed-to-Floating Rate Junior Subordinated Notes

The Finance group’s $300 million of 6% Fixed-to-Floating Rate Junior Subordinated Notes are unsecured and rank junior to all of its existing and future senior debt. The notes mature on February 15, 2067; however, we have the right to redeem the notes at par on or after February 15, 2017 and are obligated to redeem the notes beginning on February 15, 2042. The Finance group has agreed in a replacement capital covenant that it will not redeem the notes on or before February 15, 2047 unless it receives a capital contribution from the Manufacturing group and/or net proceeds from the sale of certain replacement capital securities at specified amounts. Interest on the notes is fixed at 6% until February 15, 2017 and floats at the three-month London Interbank Offered Rate + 1.735% thereafter.

Support Agreement

Under a Support Agreement, Textron Inc. is required to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. In 2011, 2010 and 2009, cash payments of $182 million, $383 million and $270 million, respectively, were paid to TFC to maintain compliance with the fixed charge coverage ratio. In addition, we paid $240 million on January 17, 2012.

Note 9. Derivative Instruments and Fair Value Measurements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The assets and liabilities that are recorded at fair value on a recurring basis consist primarily of our derivative financial instruments, which are categorized as Level 2 in the fair value hierarchy. The fair value amounts of these instruments that are designated as hedging instruments are provided below:

			Asset (Liability)
(In millions)	Borrowing Group	Balance Sheet Location	December 31, 2011	January 1, 2011
Assets
Interest rate exchange contracts*	Finance	Other assets	$ 22	$34
Foreign currency exchange contracts	Manufacturing	Other current assets	9	39
Total			$ 31	$73
Liabilities
Interest rate exchange contracts*	Finance	Other liabilities	$ (7)	$(6)
Foreign currency exchange contracts	Manufacturing	Accrued liabilities	(5)	(2)
Total			$ (12)	$(8)

* Interest rate exchange contracts represent fair value hedges.

The Finance group’s interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared with a standard AA-rated counterparty; however, this had no significant impact on the valuation at December 31, 2011. At December 31, 2011 and January 1, 2011, we had interest rate exchange contracts with notional amounts upon which the contracts were based of $0.8 billion and $1.1 billion, respectively.

Foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At December 31, 2011 and January 1, 2011, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $645 million and $635 million, respectively.

The Finance group also has investments in other marketable securities totaling $21 million and $51 million at December 31, 2011 and January 1, 2011, respectively, which are classified as available for sale. These investments are classified as Level 2 as the fair value for these notes was determined based on observable market inputs for similar securitization interests in markets that are relatively inactive compared with the market environment in which they were originally issued.

Fair Value Hedges

Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates. By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows. The amount of ineffectiveness on our fair value hedges and the gain (loss) recorded in the Consolidated Statements of Operations were both insignificant in 2011 and 2010.

Cash Flow Hedges

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities in the normal course of business. We primarily utilize forward exchange contracts and purchased options with maturities of no more than three years that qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. At December 31, 2011, we had a net deferred gain of $8 million in Accumulated other comprehensive loss related to these cash flow hedges. Net gains and losses recognized in earnings and Accumulated other comprehensive loss on these cash flow hedges, including gains and losses related to hedge ineffectiveness, were not material in 2011 and 2010. We do not expect the amount of gains and losses in Accumulated other comprehensive loss that will be reclassified to earnings in the next twelve months to be material.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges. If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings. Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustment account within OCI, produced a $4 million after-tax gain in 2011, resulting in an accumulated net gain balance of $18 million at December 31, 2011. The ineffective portion of these hedges was insignificant.

Counterparty Credit Risk

Our exposure to loss from nonperformance by the counterparties to our derivative agreements at the end of 2011 is minimal. We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due. We historically have minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A. The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty. We continuously monitor our exposures to ensure that we limit our risks.

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents those assets that are measured at fair value on a nonrecurring basis that had fair value measurement adjustments during 2011 and 2010. These assets were measured using significant unobservable inputs (Level 3) and include the following:

	Balance at		Gain (Loss)
(In millions)	December 31, 2011	January 1, 2011	2011	2010
Finance group
Impaired finance receivables	$81	$504	$(82)	$(148)
Finance receivables held for sale	418	413	(206)	(22)
Other assets	128	149	(49)	(47)
Manufacturing group
Intangible assets	15	—	(41)	—

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

Finance Receivables Held for Sale — Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. As a result of our plan to exit the non-captive finance business certain finance receivables are classified as held for sale. At December 31, 2011, the finance receivables held for sale include the entire Golf Mortgage portfolio, the majority of which was transferred to the finance receivables held for sale classification in the fourth quarter of 2011, and a portion of the Timeshare portfolio. Due to the transfer, these finance receivables were recorded at fair value, resulting in a $186 million charge recorded to Valuation allowance on transfer of Golf Mortgage portfolio to held for sale.

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

Intangible assets — In the fourth quarter of 2011, we determined that we had an indicator of potential asset impairment in our Textron Systems segment. As Textron Systems sells many of its products to the U.S. Government, its business environment continues to be shaped by policy and budget decisions determined by the U.S. Government. Recent actions of the President and Congress indicate an ongoing emphasis on federal budget deficit reduction, and budget decisions by the President and Congress may considerably reduce discretionary spending, of which defense constitutes a significant share. Based on the continued deterioration of this environment, the results of our annual operating plan review, which included updated long-range forecast estimates, and the loss of certain contracts, we determined that an indicator of potential asset impairment existed in the fourth quarter, requiring us to perform impairment tests. Based on our analysis, we determined that certain intangible assets were impaired and recorded a $41 million pre-tax impairment charge to write down intangible assets primarily related to customer agreements and contractual relationships associated with AAI-Logistics & Technical Services and AAI-Test & Training businesses. We determined the fair value of these assets using discounted cash flows related to each asset group and a weighted-average cost of capital of approximately 10%. The impairment charge is recorded in cost of sales within segment profit.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	December 31, 2011		January 1, 2011
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,328)	$(2,561)	$(2,172)	$(2,698)
Finance group
Finance receivables held for investment, excluding leases	1,997	1,848	3,345	3,131
Debt	(1,974)	(1,854)	(3,660)	(3,528)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions. At December 31, 2011 and January 1, 2011, approximately 53% and 33%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions. The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations. We utilize the same valuation methodologies to determine the fair value estimates for finance receivables held for investment as used for finance receivables held for sale.

Note 10. Shareholders’ Equity

Capital Stock

We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125. Outstanding common stock activity for the three years ended December 31, 2011 is presented below:

(In thousands)	2011	2010	2009
Beginning balance	275,739	272,272	242,041
Exercise of stock options	177	336	10
Conversion of preferred stock to common stock	—	31	556
Issued to Textron Savings Plan	2,686	2,682	5,460
Common stock offering	—	—	23,805
Other issuances	271	418	400
Ending balance	278,873	275,739	272,272

Reserved Shares of Common Stock

At the end of 2011, common stock reserved for the conversion of convertible notes, the exercise of outstanding stock options and warrants, and the issuance of shares upon vesting of outstanding restricted stock units totaled 62 million shares. See the “Convertible Senior Notes and Related Transactions” section in Note 8 for information on our convertible debt.

Income per Common Share

We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period. Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends. Diluted EPS considers the dilutive effect of all potential future common stock, including stock options, restricted stock units and the shares that could be issued upon the conversion of our convertible notes, as discussed below, and upon the exercise of the related warrants. The convertible note call options purchased in connection with the issuance of the convertible notes are excluded from the calculation of diluted EPS as their impact is always anti-dilutive. Upon conversion of our convertible notes, as described in Note 8, the principal amount would be settled in cash, and the excess of the conversion value, as defined, over the principal amount may be settled in cash and/or shares of our common stock. Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over the principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS.

The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2011	2010	2009
Basic weighted-average shares outstanding	277,684	274,452	262,923
Dilutive effect of:
Convertible notes and warrants	28,869	27,450	—
Stock options and restricted stock units	702	653	—
Diluted weighted-average shares outstanding	307,255	302,555	262,923

In 2011 and 2010, stock options to purchase 5 million and 7 million shares, respectively, of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding as the exercise prices were greater than the average market price of our common stock for those periods. These securities could potentially dilute EPS in the future. In 2009, the potential dilutive effect of 8 million weighted-average shares of stock options, restricted stock units and the shares that could be issued upon the conversion of our convertible notes and upon the exercise of the related warrants was excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on the loss from continuing operations.

Other Comprehensive Income (Loss)

The before and after-tax components of other comprehensive income (loss) are presented below:

(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount

2011

Foreign currency translation adjustment	$(1)	$(2)	$(3)
Deferred gains on hedge contracts	(7)	2	(5)
Pension adjustments	(527)	177	(350)
Other reclassification adjustments	75	(26)	49

	$(460)	$151	$(309)

2010

Foreign currency translation adjustment	$44	$(46)	$(2)
Deferred gains on hedge contracts	17	(3)	14
Pension adjustments	(186)	74	(112)
Recognition of foreign currency translation loss (see Note 11)	91	(17)	74
Other reclassification adjustments	49	(18)	31

	$15	$(10)	$5

2009

Foreign currency translation adjustment	$16	$7	$23
Deferred gains on hedge contracts	90	(23)	67
Pension adjustments	6	(31)	(25)
Reclassification adjustments	30	(9)	21
Pension curtailment	25	(10)	15

	$167	$(66)	$101

Components of Accumulated Other Comprehensive Loss

(In millions)	December 31, 2011	January 1, 2011

Foreign currency translation adjustment	$79	$82
Pension and postretirement benefit adjustments	(1,711)	(1,425)
Deferred gains on hedge contracts	7	27

Accumulated other comprehensive loss	$(1,625)	$(1,316)

Note 11. Special Charges

There were no amounts recorded within special charges in 2011. In 2010 and 2009, special charges included restructuring charges related to a global restructuring program that totaled $99 million and $237 million, respectively. In the fourth quarter of 2008, we initiated a restructuring program to reduce overhead costs and improve productivity across the company and announced the exit of portions of our commercial finance business. This restructuring program primarily included corporate and segment direct and indirect workforce reductions and the closure and consolidation of certain operations. With the completion of this program at the end of 2010, we terminated approximately 12,100 positions worldwide representing approximately 28% of our global workforce since the inception of the program and exited 30 leased and owned facilities and plants at a total program cost of $400 million. We record restructuring costs in special charges as these costs are generally of a nonrecurring nature and are not included in segment profit, which is our measure used for evaluating performance and for decision-making purposes.

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

In the fourth quarter of 2009, we recorded a goodwill impairment charge of $80 million in connection with our annual goodwill impairment test for the Golf and Turf Care reporting unit, which is part of our Industrial segment.

Special charges by segment for 2010 and 2009 are as follows:

	Restructuring Program

(In millions)	Severance Costs	Curtailment Charges, Net	Asset Impairments	Contract Terminations	Total Restructuring	Other Charges	Total

2010

Cessna	$34	$—	$6	$3	$43	$—	$43
Finance	7	—	1	3	11	91	102
Corporate	1	—	—	—	1	—	1
Industrial	5	—	9	1	15	—	15
Bell	10	—	—	—	10	—	10
Textron Systems	19	—	—	—	19	—	19

	$76	$—	$16	$7	$99	$91	$190

2009

Cessna	$80	$26	$54	$7	$167	$—	$167
Finance	11	1	—	1	13	—	13
Corporate	34	—	—	1	35	—	35
Industrial	6	(4)	—	3	5	80	85
Bell	9	—	—	—	9	—	9
Textron Systems	5	2	—	1	8	—	8

	$145	$25	$54	$13	$237	$80	$317

An analysis of our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Curtailment Charges, Net	Asset Impairment	Contract Terminations	Total

Balance at January 3, 2009	$36	$—	$—	$1	$37
Provision in 2009	152	25	54	13	244
Reversals	(7)	—	—	—	(7)
Non-cash settlement and loss recognition	—	(25)	(54)	—	(79)
Cash paid	(133)	—	—	(11)	(144)

Balance at January 2, 2010	48	—	—	3	51
Provision in 2010	79	—	16	7	102
Reversals	(3)	—	—	—	(3)
Non-cash settlement	—	—	(16)	—	(16)
Cash paid	(67)	—	—	(5)	(72)

Balance at January 1, 2011	57	—	—	5	62
Cash paid	(42)	—	—	(2)	(44)

Balance at December 31, 2011	$15	$—	$—	$3	$18

Note 12. Share-Based Compensation

Our 2007 Long-Term Incentive Plan (Plan) supersedes the 1999 Long-Term Incentive Plan and authorizes awards to our key employees in the form of options to purchase our shares, restricted stock, restricted stock units, stock appreciation rights, performance stock awards and other awards. A maximum of 12 million shares is authorized for issuance for all purposes under the Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 1999 Long-Term Incentive Plan. No more than 12 million shares may be awarded pursuant to incentive stock options, and no more than 3 million shares may be awarded pursuant to restricted stock units or other awards intended to be paid in shares. The Plan also authorizes performance share units paid in cash based upon the value of our common stock.

Through our Deferred Income Plan for Textron Executives (DIP), we provide Schedule A participants the opportunity to voluntarily defer up to 25% of their base salary and up to 80% of annual, long-term incentive and other compensation. Elective deferrals may be put into either a stock unit account or an interest bearing account. We generally contribute a 10% premium on amounts deferred into the stock unit account. Executives who are eligible to participate in the DIP but have not achieved and/or maintained the required minimum stock ownership level are required to defer part of each subsequent long-term incentive compensation cash payout into the DIP stock unit account until the ownership requirements are satisfied; these deferrals are not entitled to the 10% premium contribution on the amount deferred. Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment.

Share-based compensation costs are reflected primarily in selling and administrative expenses. The compensation expense that has been recorded in net income for our share-based compensation plans is as follows:

(In millions)	2011	2010	2009

Compensation expense	$50	$85	$83
Income tax benefit	(18)	(32)	(30)

Total net compensation cost included in net income	$32	$53	$53

Compensation expense includes approximately $17 million, $7 million and $9 million in 2011, 2010 and 2009, respectively, representing the attribution of the fair value of options issued and the portion of previously granted options for which the requisite service has been rendered.

Stock Options

Options to purchase our shares have a maximum term of 10 years and generally vest ratably over a three-year period. The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. The weighted-average fair value of options granted per share was $10, $7, and $2 for 2011, 2010 and 2009, respectively. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on our common stock, historical volatilities and other factors. We use historical data to estimate option exercise behavior, adjusted to reflect anticipated increases in expected life.

During 2010, we executed a one-time stock option exchange program, which provided eligible employees, other than executive officers, an opportunity to exchange certain outstanding stock options with exercise prices substantially above the current market price of our common stock for a lesser number of stock options with an exercise price set at current market value and a fair value that was approximately 15% lower than the fair value of the “out of the money” options that they replaced. As a result of this program, 2.6 million outstanding eligible stock options were exchanged for 1.0 million new options at an exercise price of $20.76. The new options vested on July 30, 2011 or, if later, on the original vesting date of the eligible stock option for which it was exchanged. The new options were treated as a modification under the accounting guidance for equity-based compensation. Accordingly, since we discounted the fair value of the new options by 15% of the fair value of the options exchanged, we did not incur any incremental expense associated with the modification.

The weighted-average assumptions used in our Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	2011	2010	2009

Dividend yield	0.3%	0.4%	1.4%
Expected volatility	38.0%	37.0%	50.0%
Risk-free interest rate	2.4%	2.6%	2.0%
Expected term (in years)	5.5	5.5	5.0

The stock option activity under the Plan in 2011 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price

Outstanding at beginning of year	6,926	$28.15
Granted	2,995	25.84
Exercised	(177)	15.35
Canceled, expired or forfeited	(884)	27.94

Outstanding at end of year	8,860	$27.68

Exercisable at end of year	5,091	$30.14

At December 31, 2011, our outstanding options had an aggregate intrinsic value of $8 million and a weighted-average remaining contractual life of six years. Our exercisable options had an aggregate intrinsic value of $5 million and a weighted-average remaining contractual life of three years at December 31, 2011.

Restricted Stock Units

Restricted stock unit awards generally were payable in shares of common stock (vesting one-third each in the third, fourth and fifth year following the year of the grant), until the first quarter of 2009, when we began issuing restricted stock units settled in cash (vesting in equal installments over five years). In 2011, we issued restricted stock units settled in both cash and stock (vesting in equal installments over five years). Since 2008, all restricted stock units have been issued with the right to receive dividend equivalents. For restricted stock units paid in stock that were issued prior to 2008, the fair value is based on the trading price of our common stock on the grant date, less required adjustments to reflect the fair value of the awards as dividends are not paid or accrued on these units until the restricted stock units vest. For restricted stock units paid in cash and stock that were issued in 2008 and later, the fair value of these units is based solely on the trading price of our common stock on the grant date. The 2011 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value

Outstanding at beginning of year, nonvested	762	$ 47.55	3,472	$ 14.60
Granted	373	25.27	695	26.05
Vested	(393)	(47.36)	(863)	(13.94)
Forfeited	(104)	(42.14)	(377)	(15.94)

Outstanding at end of year, nonvested	638	$ 35.53	2,927	$ 17.33

Performance Share Units

The fair value of share-based compensation awards accounted for as liabilities includes performance share units, which are typically paid in cash in the first quarter of the year following vesting. Payouts under performance share units vary based on certain performance criteria generally measured over a three-year period. The performance share units vest at the end of three years. The fair value of these awards is based on the trading price of our common stock, less adjustments to reflect the fair value of certain awards for which dividends are not paid or accrued until vested, and is remeasured at each reporting period date. The 2011 activity for our performance share units is as follows:

(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value

Outstanding at beginning of year, nonvested	1,897	$9.59
Granted	445	26.25
Vested	(1,250)	(5.65)
Forfeited	(233)	(13.23)

Outstanding at end of year, nonvested	859	$22.98

Share-Based Compensation Awards

The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:

(In millions)	2011	2010	2009

Subject only to service conditions:
Value of shares, options or units vested	$41	$31	$42
Intrinsic value of cash awards paid	23	13	1
Subject to performance vesting conditions:
Value of units vested	33	11	21
Intrinsic value of cash awards paid	1	5	10
Intrinsic value of amounts paid under DIP	1	9	1

Compensation cost for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. As of December 31, 2011, we had not recognized $45 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately 2.2 years.

Note 13. Retirement Plans

Our defined benefit and defined contribution plans cover substantially all of our employees. A significant number of our U.S.-based employees participate in the Textron Retirement Plan, which is designed to be a “floor-offset” arrangement with both a defined benefit component and a defined contribution component. The defined benefit component of the arrangement includes the Textron Master Retirement Plan (TMRP) and the Bell Helicopter Textron Master Retirement Plan (BHTMRP), and the defined contribution component is the Retirement Account Plan (RAP). The defined benefit component provides a minimum guaranteed benefit (or “floor” benefit). Under the RAP, participants are eligible to receive contributions from Textron of 2% of their eligible compensation but may not make contributions to the plan. Upon retirement, participants receive the greater of the floor benefit or the value of the RAP. Both the TMRP and the BHTMRP are subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Effective on January 1, 2010, the Textron Retirement Plan was closed to new participants, and employees hired after that date receive an additional 4% annual cash contribution to their Textron Savings Plan account based on their eligible compensation.

We also have domestic and foreign funded and unfunded defined benefit pension plans that cover certain of our U.S. and foreign employees. In addition, several defined contribution plans are sponsored by our various businesses. The largest such plan is the Textron Savings Plan, which is a qualified 401(k) plan subject to ERISA in which a significant number of our U.S.-based employees participate. Our defined contribution plans cost approximately $85 million, $88 million and $90 million in 2011, 2010 and 2009, respectively; these amounts include $23 million, $25 million and $28 million, respectively, in contributions to the RAP. We also provide postretirement benefits other than pensions for certain retired employees in the U.S., which include healthcare, dental care, Medicare Part B reimbursement and life insurance benefits.

Periodic Benefit Cost

The components of our net periodic benefit cost and other amounts recognized in OCI are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions

(In millions)	2011	2010	2009	2011	2010	2009

Net periodic benefit cost
Service cost	$129	$124	$116	$8	$8	$8
Interest cost	327	328	323	33	34	38
Expected return on plan assets	(393)	(385)	(404)	—	—	—
Amortization of prior service cost (credit)	16	16	18	(8)	(4)	(5)
Amortization of net loss	75	41	10	11	11	8
Curtailment and special termination charges	(1)	2	34	—	—	(5)

Net periodic benefit cost	$153	$126	$97	$44	$49	$44

Other changes in plan assets and benefit obligations recognized in OCI, including foreign exchange
Amortization of net loss	$(75)	$(41)	$(10)	$(11)	$(11)	$(8)
Net loss (gain) arising during the year	556	171	(58)	(17)	—	24
Amortization of prior service credit (cost)	(16)	(16)	(48)	8	4	10
Prior service cost (credit) arising during the year	7	5	26	(23)	(16)	2
Curtailments and settlements	1	(1)	—	—	—	—

Total recognized in OCI	$473	$118	$(90)	$(43)	$(23)	$28

Total recognized in net periodic benefit cost and OCI	$626	$244	$7	$1	$26	$72

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic pension costs in 2012 is as follows:

(In millions)	Pension Benefits	Postretirement Benefits Other than Pensions

Net loss	$117	$7
Prior service cost (credit)	16	(11)

	$133	$(4)

Obligations and Funded Status

All of our plans are measured as of our fiscal year-end. The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2011	2010	2011	2010

Change in benefit obligation
Benefit obligation at beginning of year	$5,877	$5,470	$614	$646
Service cost	129	124	8	8
Interest cost	327	328	33	34
Amendments	7	5	(23)	(16)
Plan participants’ contributions	—	—	5	5
Actuarial losses (gains)	331	292	(17)	—
Benefits paid	(339)	(330)	(59)	(63)
Foreign exchange rate changes	(7)	(10)	—	—
Curtailments	—	(2)	—	—

Benefit obligation at end of year	$6,325	$5,877	$561	$614

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$4,559	$4,005
Actual return on plan assets	167	505
Employer contributions	628	390
Benefits paid	(339)	(330)
Foreign exchange rate changes	(3)	(9)
Settlements and disbursements	1	(2)

Fair value of plan assets at end of year	$5,013	$4,559

Funded status at end of year	$(1,312)	$(1,318)	$(561)	$(614)

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2011	2010	2011	2010

Non-current assets	$54	$58	$—	$—
Current liabilities	(23)	(22)	(56)	(60)
Non-current liabilities	(1,343)	(1,354)	(505)	(554)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss	2,455	1,977	91	120
Prior service cost (credit)	129	138	(50)	(35)

The accumulated benefit obligation for all defined benefit pension plans was $6.0 billion and $5.5 billion at December 31, 2011 and January 1, 2011, respectively, which includes $360 million and $334 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.

Pension plans with accumulated benefit obligations exceeding the fair value of plan assets are as follows:

(In millions)	2011	2010
Projected benefit obligation	$6,153	$5,706
Accumulated benefit obligation	5,784	5,288
Fair value of plan assets	4,786	4,329

Assumptions

The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions

	2011	2010	2009	2011	2010	2009

Net periodic benefit cost
Discount rate	5.71%	6.20%	6.61%	5.50%	5.50%	6.25%
Expected long-term rate of return on assets	7.84%	8.26%	8.58%
Rate of compensation increase	3.99%	4.00%	4.36%
Benefit obligations at year-end
Discount rate	4.95%	5.71%	6.19%	4.75%	5.50%	5.50%
Rate of compensation increases	3.49%	3.99%	4.00%

Assumed healthcare cost trend rates are as follows:

	2011	2010

Medical cost trend rate	9%	8%
Prescription drug cost trend rate	9%	9%
Rate to which medical and prescription drug cost trend rates will gradually decline	5%	5%
Year that the rates reach the rate where we assume they will remain	2021	2020

These assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefits other than pensions. A one-percentage-point change in these assumed healthcare cost trend rates would have the following effects:

(In millions)	One- Percentage- Point Increase	One- Percentage- Point Decrease

Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligations other than pensions	40	(35)

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

For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically. For foreign plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets. Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	27 % to 41%
International equity securities	11% to 22%
Debt securities	26% to 34%
Private equity partnerships	5% to 11%
Real estate	9% to 15%
Hedge funds	0% to 7%
Foreign Plan Assets
Equity securities	25% to 70%
Debt securities	30% to 60%
Real estate	3% to 17%

The fair value of total pension plan assets by major category and level in the fair value hierarchy as defined in Note 9 is as follows:

	December 31, 2011			January 1, 2011

(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Cash and equivalents	$14	$183	$—	$3	$178	$—
Equity securities:
Domestic	1,017	482	—	1,052	469	—
International	777	233	—	688	251	—
Debt securities:
National, state and local governments	630	254	—	39	570	—
Corporate debt	34	494	—	10	432	—
Asset-backed securities	3	74	—	2	103	—
Private equity partnerships	—	—	314	—	—	324
Real estate	—	—	407	—	—	337
Hedge funds	—	—	97	—	—	101

Total	$2,475	$1,720	$818	$1,794	$2,003	$762

Cash equivalents and equity and debt securities include comingled funds, which represent investments in funds offered to institutional investors that are similar to mutual funds in that they provide diversification by holding various equity and debt securities. Since these comingled funds are not quoted on any active market, they are priced based on the relative value of the underlying equity and debt investments and their individual prices at any given time; accordingly, they are classified as Level 2. Debt securities are valued based on same day actual trading prices, if available. If such prices are not available, we use a matrix pricing model with historical prices, trends and other factors.

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

The table below presents a reconciliation of the beginning and ending balances for fair value measurements that use significant unobservable inputs (Level 3) by major category:

(In millions)	Hedge Funds	Private Equity Partnerships	Real Estate

Balance at beginning of year	$101	$324	$337
Actual return on plan assets:
Related to assets still held at reporting date	(4)	7	32
Related to assets sold during the period	—	31	2
Purchases, sales and settlements, net	—	(48)	36

Balance at end of year	$97	$314	$407

Estimated Future Cash Flow Impact

Defined benefits under salaried plans are based on salary and years of service. Hourly plans generally provide benefits based on stated amounts for each year of service. Our funding policy is consistent with applicable laws and regulations. In 2012, we expect to contribute approximately $175 million to fund our qualified pension plans, non-qualified plans and foreign plans. Additionally, we expect to contribute $25 million to the RAP. We do not expect to contribute to our other postretirement benefit plans. Benefit payments provided below reflect expected future employee service, as appropriate, are expected to be paid, net of estimated participant contributions, and do not include the Medicare Part D subsidy we expect to receive. These payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2011. While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets. Benefit payments that we expect to pay are as follows:

(In millions)	2012	2013	2014	2015	2016	2017-2012

Pension benefits	$340	$347	$352	$358	$365	$1,957
Post-retirement benefits other than pensions	58	55	54	52	50	214
Expected Medicare Part D Subsidy	(2)	(1)	—	—	—	(1)

Note 14. Income Taxes

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S. For all of our U.S. subsidiaries, we file a consolidated federal income tax return. Income (loss) from continuing operations before income taxes is as follows:

(In millions)	2011	2010	2009

U.S.	$137	$(63)	$(229)
Non-U.S.	200	149	80

Total income (loss) from continuing operations before income taxes	$337	$86	$(149)

Income tax expense (benefit) for continuing operations is summarized as follows:

(In millions)	2011	2010	2009

Current:
Federal	$(23)	$(79)	$160
State	15	3	17
Non-U.S.	29	19	(8)

	21	(57)	169

Deferred:
Federal	67	59	(238)
State	1	(5)	(22)
Non-U.S.	6	(3)	15

	74	51	(245)

Income tax expense (benefit)	$95	$(6)	$(76)

The current federal and state provisions for 2011 and 2009 include $37 million and $85 million, respectively, of tax related to the sale of certain leverage leases in the Finance segment for which we had previously recorded significant deferred tax liabilities. A substantial portion of the $85 million was paid in 2010.

The following table reconciles the federal statutory income tax rate to our effective income tax rate for continuing operations:

	2011	2010	2009

Federal statutory income tax rate	35.0%	35.0%	(35.0)%
Increase (decrease) in taxes resulting from:
State income taxes	3.1	(2.7)	0.4
Non-U.S. tax rate differential and foreign tax credits	(9.4)	(60.5)	(13.5)
Unrecognized tax benefits and interest	1.2	17.5	(4.1)
Nondeductible healthcare claims	—	12.7	—
Change in status of subsidiaries	—	12.0	(3.6)
Research credit	(2.5)	(5.4)	(4.7)
Cash surrender value of life insurance	(1.5)	(5.1)	(1.9)
Valuation allowance on contingent receipts	—	(2.0)	(7.3)
Goodwill impairment	—	—	18.5
Other, net	2.2	(7.9)	0.2

Effective rate	28.1%	(6.4)%	(51.0)%

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

Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to settlement of income tax examinations, new regulatory or judicial pronouncements, expiration of statutes of limitations or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

Our unrecognized tax benefits represent tax positions for which reserves have been established. Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits. A reconciliation of our unrecognized tax benefits, excluding accrued interest, is as follows:

(In millions)	December 31, 2011	January 1, 2011

Balance at beginning of year	$ 285	$294
Additions for tax positions related to current year	8	7
Additions for tax positions of prior years	8	8
Reductions for tax positions of prior years	(7)	(17)
Reductions for expiration of statute of limitations	—	(5)
Reductions for settlements with tax authorities	—	(2)

Balance at end of year	$ 294	$285

At December 31, 2011 and January 1, 2011, approximately $206 million and $197 million, respectively, of these unrecognized tax benefits, if recognized, would favorably affect our effective tax rate in a future period. The remaining $88 million in unrecognized tax benefits are related to discontinued operations. Unrecognized tax benefits were reduced in 2011 and 2010, primarily related to favorable tax audit resolutions. Based on the outcome of appeals proceedings and the expiration of statutes of limitations, it is possible that certain audit cycles for U.S. and foreign jurisdictions could be completed during the next 12 months, which could result in a change in our balance of unrecognized tax benefits with the aggregate tax effect of the differences between tax return positions and the benefits being recognized in our financial statements. Although the outcome of these matters cannot be determined, we believe adequate provision has been made for any potential unfavorable financial statement impact.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Belgium, Canada, Germany, Japan and the U.S. With few exceptions, we no longer are subject to U.S. federal, state and local income tax examinations for years before 1997. We are no longer subject to non-U.S. income tax examinations in our major jurisdictions for years before 2005.

During 2011, 2010 and 2009, we recognized net tax-related interest expense totaling approximately $10 million, $19 million and $12 million, respectively, in the Consolidated Statements of Operations. At December 31, 2011 and January 1, 2011, we had a total of $132 million and $122 million, respectively, of net accrued interest expense included in our Consolidated Balance Sheets.

The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities are as follows:

(In millions)	December 31, 2011	January 1, 2011

Deferred tax assets
Obligation for pension and postretirement benefits	$635	$692
Deferred compensation	196	203
Accrued expenses*	193	255
Valuation allowance on finance receivables held for sale	130	29
Loss carryforwards	74	66
Allowance for credit losses	68	141
Deferred income	52	59
Inventory	38	—
Other, net	172	177

Total deferred tax assets	1,558	1,622
Valuation allowance for deferred tax assets	(189)	(200)

	$1,369	$1,422

Deferred tax liabilities
Leasing transactions	$(285)	$(387)
Property, plant and equipment, principally depreciation	(145)	(132)
Amortization of goodwill and other intangibles	(111)	(135)
Inventory	—	(15)

Total deferred tax liabilities	(541)	(669)

Net deferred tax asset	$828	$753

* Accrued expenses includes warranty and product maintenance reserves, self-insured liabilities, interest and restructuring reserves.

We believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not more than likely, a valuation allowance is provided.

The following table presents the breakdown between current and long-term net deferred tax assets:

(In millions)	December 31, 2011	January 1, 2011

Current	$ 288	$290
Non-current	532	571

	820	861
Finance group’s net deferred tax asset (liability)	8	(108)

Net deferred tax asset	$ 828	$753

Our net operating loss and credit carryforwards at December 31, 2011 are as follows:

(In millions)

Non-U.S. net operating loss with no expiration	$98
Non-U.S. net operating loss expiring through 2031	45
State net operating loss and tax credits, net of tax benefits, expiring through 2027	36
U.S. federal tax credits beginning to expire in 2021	30

The undistributed earnings of our non-U.S. subsidiaries approximated $470 million at December 31, 2011. We consider the undistributed earnings to be indefinitely reinvested; therefore, we have not provided a deferred tax liability for any residual U.S. tax that may be due upon repatriation of these earnings. Because of the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

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

On February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against TFC, Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims. The Trustee also seeks trebled damages on all claims under Ohio law. This action was filed very recently; therefore, we are still in the process of reviewing the complaint and assessing these claims. We intend to vigorously defend this lawsuit. An estimate of a range of possible loss cannot be made at this time due to the early stage of the litigation.

In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations. These outstanding letter of credit arrangements and surety bonds aggregated to approximately $260 million and $325 million at the end of 2011 and 2010, respectively.

Environmental Remediation

As with other industrial enterprises engaged in similar businesses, we are involved in a number of remedial actions under various federal and state laws and regulations relating to the environment that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites on which hazardous wastes or materials were disposed or released. Our accrued environmental liabilities relate to installation of remediation systems, disposal costs, U.S. Environmental Protection Agency oversight costs, legal fees, and operating and maintenance costs for both currently and formerly owned or operated facilities. Circumstances that can affect the reliability and precision of the accruals include the identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation, and the time period over which remediation may occur. We believe that any changes to the accruals that may result from these factors and uncertainties will not have a material effect on our financial position or results of operations.

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $48 million to $192 million. At December 31, 2011, environmental reserves of approximately $79 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next five to 10 years and have classified $25 million as current liabilities. Expenditures to evaluate and remediate contaminated sites approximated $9 million, $10 million and $11 million in 2011, 2010 and 2009, respectively.

Leases

Rental expense approximated $93 million in 2011, $92 million in 2010 and $100 million in 2009. Future minimum rental commitments for noncancelable operating leases in effect at December 31, 2011 approximated $58 million for 2012, $46 million for 2013, $38 million for 2014, $31 million for 2015, $27 million for 2016 and a total of $138 million thereafter.

Note 16. Supplemental Cash Flow Information

We have made the following cash payments:

(In millions)	2011	2010	2009

Interest paid:
Manufacturing group	$135	$145	$116
Finance group	89	127	171
Taxes paid, net of refunds received:
Manufacturing group	30	59	49
Finance group	(65)	101	(75)
Discontinued operations	—	2	156

Cash paid for interest by the Finance group includes amounts paid to the Manufacturing group of $26 million, $32 million and $3 million in 2011, 2010 and 2009, respectively.

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

Industrial products and markets include the following:

•

Kautex products include blow-molded plastic fuel systems, windshield and headlamp washer systems, selective catalytic reduction systems, engine camshafts and other parts that are marketed primarily to automobile original equipment manufacturers, as well as plastic bottles and containers for various uses;

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit (Loss)

(In millions)	2011	2010	2009	2011	2010	2009

Cessna	$2,990	$2,563	$3,320	$60	$(29)	$198
Bell	3,525	3,241	2,842	521	427	304
Textron Systems	1,872	1,979	1,899	141	230	240
Industrial	2,785	2,524	2,078	202	162	27
Finance	103	218	361	(333)	(237)	(294)

	$11,275	$10,525	$10,500	591	553	475

Special charges				—	(190)	(317)
Corporate expenses and other, net				(114)	(137)	(164)
Interest expense, net for Manufacturing group				(140)	(140)	(143)

Income (loss) from continuing operations before income taxes				$337	$86	$(149)

Revenues by major product type are summarized below:

	Revenues

(In millions)	2011	2010	2009

Fixed-wing aircraft	$2,990	$2,563	$3,320
Rotor aircraft	3,525	3,241	2,842
Unmanned aircraft systems, armored security vehicles, precision weapons and other	1,872	1,979	1,899
Fuel systems and functional components	1,823	1,640	1,287
Powered tools, testing and measurement equipment	402	330	300
Golf and turf-care products	560	554	491
Finance	103	218	361

	$11,275	$10,525	$10,500

Our revenues included sales to the U.S. Government of approximately $3.5 billion, $3.6 billion and $3.3 billion in 2011, 2010 and 2009, respectively, primarily in the Bell and Textron Systems segments.

Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization

(In millions)	December 31, 2011	January 1, 2011	2011	2010	2009	2011	2010	2009

Cessna	$2,078	$2,294	$101	$47	$65	$109	$106	$115
Bell	2,247	2,079	184	123	101	95	92	83
Textron Systems	1,948	1,997	37	41	31	85	81	85
Industrial	1,664	1,604	94	51	38	72	72	76
Finance	3,213	4,949	—	—	—	32	31	36
Corporate	2,465	2,359	7	8	3	10	11	14

	$13,615	$15,282	$423	$270	$238	$403	$393	$409

Geographic Data

Presented below is selected financial information of our continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**

(In millions)	2011	2010	2009	December 31, 2011	January 1, 2011

United States	$7,138	$6,688	$6,563	$1,557	$1,565
Europe	1,577	1,448	1,625	236	220
Canada	289	347	344	100	89
Latin America and Mexico	820	815	815	36	22
Asia and Australia	1,032	776	553	76	52
Middle East and Africa	419	451	600	—	—

	$11,275	$10,525	$10,500	$2,005	$1,948

* Revenues are attributed to countries based on the location of the customer.

** Property, plant and equipment, net are based on the location of the asset.

Quarterly Data

(Unaudited)	2011				2010

(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Revenues
Cessna	$556	$652	$771	$1,011	$433	$635	$535	$960
Bell	749	872	894	1,010	618	823	825	975
Textron Systems	445	452	462	513	458	534	460	527
Industrial	703	719	655	708	625	661	600	638
Finance	26	33	32	12	76	56	59	27

Total revenues	$2,479	$2,728	$2,814	$3,254	$2,210	$2,709	$2,479	$3,127

Segment profit
Cessna	$(38)	$5	$33	$60	$(24)	$3	$(31)	$23
Bell	91	120	143	167	74	108	107	138
Textron Systems (a)	53	49	47	(8)	55	70	50	55
Industrial	61	55	37	49	49	51	37	25
Finance (b)	(44)	(33)	(24)	(232)	(58)	(71)	(51)	(57)

Total segment profit	123	196	236	36	96	161	112	184
Corporate expenses and other, net	(39)	(23)	(13)	(39)	(37)	(17)	(35)	(48)
Interest expense, net for Manufacturing group	(38)	(38)	(37)	(27)	(36)	(35)	(32)	(37)
Special charges (c)	—	—	—	—	(12)	(10)	(114)	(54)
Income tax benefit (expense)	(15)	(43)	(50)	13	(15)	(18)	21	18

Income (loss) from continuing operations	31	92	136	(17)	(4)	81	(48)	63
Income (loss) from discontinued operations, net of income taxes	(2)	(2)	6	(2)	(4)	1	—	(3)

Net income (loss)	$29	$90	$142	$(19)	$(8)	$82	$(48)	$60

Basic earnings per share
Continuing operations	$0.11	$0.33	$0.49	$(0.06)	$(0.01)	$0.30	$(0.17)	$0.23
Discontinued operations	(0.01)	(0.01)	0.02	(0.01)	(0.02)	—	—	(0.01)

Basic earnings per share	$0.10	$0.32	$0.51	$(0.07)	$(0.03)	$0.30	$(0.17)	$0.22

Basic average shares outstanding (In thousands)	276,358	277,406	278,090	278,881	273,174	274,098	274,896	275,640

Diluted earnings per share (d)
Continuing operations	$0.10	$0.29	$0.45	$(0.06)	$(0.01)	$0.27	$(0.17)	$0.20
Discontinued operations	(0.01)	—	0.02	(0.01)	(0.02)	—	—	(0.01)

Diluted earnings per share	$0.09	$0.29	$0.47	$(0.07)	$(0.03)	$0.27	$(0.17)	$0.19

Diluted average shares outstanding (In thousands)	319,119	315,208	300,866	278,881	273,174	302,397	274,896	308,491

Segment profit margins
Cessna	(6.8)%	0.8%	4.3%	5.9%	(5.5)%	0.5%	(5.8)%	2.4%
Bell	12.1	13.8	16.0	16.5	12.0	13.1	13.0	14.2
Textron Systems	11.9	10.8	10.2	(1.6)	12.0	13.1	10.9	10.4
Industrial	8.7	7.6	5.6	6.9	7.8	7.7	6.2	3.9
Finance	(169.2)	(100.0)	(75.0)	(1,933.3)	(76.1)	(126.8)	(86.4)	(211.1)

Segment profit margin	5.0%	7.2%	8.4%	1.1%	4.3%	5.9%	4.5%	5.9%

Common stock information (d)
Price range: High	$28.87	$28.65	$25.17	$20.41	$23.46	$25.30	$21.52	$24.18
Low	$23.50	$20.86	$14.66	$16.37	$17.96	$15.88	$16.02	$19.92
Dividends declared per share	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02

(a)	The fourth quarter of 2011 includes a $41 million impairment charge to write down certain intangible assets and approximately $19 million in severance costs related to a workforce reduction at the segment.

(b)	The fourth quarter of 2011 includes a $186 million initial mark-to-market adjustment for remaining finance receivables in the Golf Mortgage portfolio that were transferred to the held for sale classification in the quarter.

(c)	Special charges include restructuring charges of $99 million in 2010, primarily related to severance and asset impairment charges. In addition, in the third quarter of 2010, special charges include a $91 million charge to reclassify a foreign exchange loss from equity to the income statement as a result of substantially liquidating a Finance segment entity.

(d)	For the fourth quarter of 2011 and the first and third quarters of 2010, the potential dilutive effect of stock options, restricted stock units and the shares that could be issued upon the conversion of our convertible senior notes and upon the exercise of the related warrants was excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on the loss from continuing operations.

Schedule II — Valuation and Qualifying Accounts

(In millions)	2011	2010	2009

Allowance for doubtful accounts
Balance at beginning of year	$20	$23	$24
Charged to costs and expenses	7	2	8
Deductions from reserves*	(9)	(5)	(9)

Balance at end of year	$18	$20	$23

Inventory FIFO reserves
Balance at beginning of year	$133	$158	$114
Charged to costs and expenses	35	54	126
Deductions from reserves*	(34)	(79)	(82)

Balance at end of year	$134	$133	$158

*	Deductions primarily include amounts written off on uncollectable accounts (less recoveries), inventory disposals and currency translation adjustments.

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

Report of Management — See page 42.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — See page 43

Changes in Internal Controls — There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information appearing under “ELECTION OF DIRECTORS— Nominees for Director,” “— Directors Continuing in Office,” “—The Board of Directors— Corporate Governance,” “—The Board of Directors— Code of Ethics,” “–Board Committees— Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2012 is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information appearing under “ELECTION OF DIRECTORS — The Board of Directors— Compensation of Directors,” “ELECTION OF DIRECTORS — Board Committees— Compensation Committee Interlocks and Insider Participation,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2012 is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2012 is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information appearing under “ELECTION OF DIRECTORS — The Board of Directors—Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2012 is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2012 is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules — See Index on Page 41.

Exhibits

3.1A	Restated Certificate of Incorporation of Textron as filed with the Secretary of State of Delaware on April 29, 2010. Incorporated by reference to Exhibit 3.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

3.1B	Certificate of Amendment of Restated Certificate of Incorporation of Textron Inc., filed with the Secretary of State of Delaware on April 27, 2011. Incorporated by reference to Exhibit 3.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011.

3.2

Amended and Restated By-Laws of Textron Inc., effective April 28, 2010 and as further amended April 27, 2011.

Incorporated by reference to Exhibit 3.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011.

4.1	Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation.

NOTE:	Instruments defining the rights of holders of certain issues of long-term debt of Textron and Textron Financial Corporation have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

NOTE:	Exhibits 10.1 through 10.19 below are management contracts or compensatory plans, contracts or agreements.

10.1A	Textron Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of April 28, 2010). Incorporated by reference to Exhibit 99(D)(1) to Textron’s Schedule TO filed on July 1, 2010.

10.1B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1D	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

10.1E	Form of Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

10.1F	Form of Cash-Settled Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.1G to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.1G	Form of Performance Share Unit Grant Agreement. Incorporated by reference to Exhibit 10.1H to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.1H	Form of Performance Cash Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009.

10.2	Textron Inc. Short-Term Incentive Plan (As amended and restated effective January 3, 2010). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.3A	Textron Inc. 1999 Long-Term Incentive Plan for Textron Employees (Amended and Restated Effective April 28, 2010). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.3B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004. (SEC File No. 001-05480)

10.3C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004. (SEC File No. 001-05480)

10.4	Textron Spillover Savings Plan, effective January 3, 2010, including Appendix A, Defined Contribution Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.5A	Textron Spillover Pension Plan, As Amended and Restated Effective January 3, 2010, including Appendix A (as amended and restated effective January 3, 2010), Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007). Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.5B	Amendments to the Textron Spillover Pension Plan, dated October 12, 2011.

10.6	Supplemental Retirement Plan for Textron Key Executives, As Amended and Restated Effective January 3, 2010, including Appendix A, Provisions of the Supplemental Retirement Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.7	Deferred Income Plan for Textron Executives, Effective January 3, 2010, including Appendix A, Provisions of the Deferred Income Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.8	Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2009, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.9 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.9	Survivor Benefit Plan for Textron Key Executives (As amended and restated effective January 3, 2010). Incorporated by reference to Exhibit 10.6 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.10A	Severance Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2010. Incorporated by reference to Exhibit 10.10 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

10.10B	First Amendment to the Severance Plan for Textron Key Executives, dated October 26, 2010. Incorporated by reference to Exhibit 10.10B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

10.11	Form of Indemnity Agreement between Textron and its executive officers. Incorporated by reference to Exhibit A to Textron’s Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987. (SEC File No. 001-05480)

10.12	Form of Indemnity Agreement between Textron and its non-employee directors (approved by the Nominating and Corporate Governance Committee of the Board of Directors on July 21, 2009 and entered into with all non-employee directors, effective as of August 1, 2009). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009.

10.13	Second Amended and Restated Employment Agreement between Textron and John D. Butler dated as of February 26, 2008. Incorporated by reference to Exhibit 10.3 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.14A	Letter Agreement between Textron and Scott C. Donnelly, dated June 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008.

10.14B	Amendment to Letter Agreement between Textron and Scott C. Donnelly, dated December 16, 2008, together with Addendum No.1 thereto, dated December 23, 2008. Incorporated by reference to Exhibit 10.15B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.14C	Agreement between Textron and Scott C. Donnelly, dated May 1, 2009, related to Mr. Donnelly’s personal use of a portion of hangar space at T.F. Green Airport which is leased by Textron. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009.

10.14D	Hangar License and Services Agreement made and entered into on April 25, 2011 to be effective as of December 5, 2010, between Textron Inc. and Mr. Donnelly’s limited liability company. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011.

10.15	Second Amended and Restated Employment Agreement between Textron and Terrence O’Donnell dated as of February 26, 2008. Incorporated by reference to Exhibit 10.5 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.16A	Letter Agreement between Textron and Frank Connor, dated July 27, 2009. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009.

10.16B	Hangar License and Services Agreement made and entered into on April 25, 2011 to be effective as of December 5, 2010, between Textron Inc. and Mr. Connor’s limited liability company. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011.

10.17	Letter Agreement between Textron and E. Robert Lupone, dated December 22, 2011.

10.18	Director Compensation. Incorporated by reference to Exhibit 10.21 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

10.19	Form of Aircraft Time Sharing Agreement between Textron and its executive officers. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008.

10.20A	Credit Agreement, dated as of March 23, 2011, among Textron, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed on March 28, 2011.

10.20B	Amendment No. 1, dated as of April 13, 2011, to Credit Agreement, dated as of March 23, 2011, among Textron, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed on April 15, 2011.

10.21A	Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. * (SEC File No. 001-05480)

10.21B	Amendment No. 4 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated July 1, 2007. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.21C	Amendment No. 5 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of March 13, 2008. * Incorporated by reference to Exhibit 10.22C to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

10.21D	Amendment No. 6 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of June 17, 2009. Incorporated by reference to Exhibit 10.22D to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

10.21E	Amendment No. 7 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of September 30, 2010. * Incorporated by reference to Exhibit 10.22E to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

10.22A	Convertible Bond Hedge Transaction Confirmation, dated April 29, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.22B	Issuer Warrant Transaction Confirmation, dated April 29, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.2 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.22C	Convertible Bond Hedge Transaction Confirmation, dated April 29, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.3 to Textron’s Current Report on Form 8-K filed
May 5, 2009.

10.22D	Issuer Warrant Transaction Confirmation, dated April 29, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.4 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.22E	Bond Hedge Amendment and Termination Agreement, dated October 25, 2011, with respect to each of the Convertible Bond Hedge Transaction Confirmations, dated April 29, 2009 and April 30, 2009, between Textron and Goldman, Sachs & Co. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed October 25, 2011.

10.22F	Warrant Amendment and Termination Agreement, dated October 25, 2011, with respect to each of the Issuer Warrant Transaction Confirmations, dated April 29, 2009 and April 30, 2009, as reformed, between Textron and Goldman, Sachs & Co. Incorporated by reference to Exhibit 10.2 to Textron’s Current Report on Form 8-K filed October 25, 2011.

10.22G	Bond Hedge Amendment and Termination Agreement, dated October 25, 2011, to each of the Convertible Bond Hedge Transaction Confirmations, dated April 29, 2009 and April 30, 2009, between Textron and JPMorgan Chase Bank, National Association. Incorporated by reference to Exhibit 10.3 to Textron’s Current Report on Form 8-K filed October 25, 2011.

10.22H	Warrant Amendment and Termination Agreement, dated October 25, 2011, to each of the Issuer Warrant Transaction Confirmations, dated April 29, 2009 and April 30, 2009, as reformed, between Textron and JPMorgan Chase Bank, National Association. Incorporated by reference to Exhibit 10.4 to Textron’s Current Report on Form 8-K filed October 25, 2011.

10.22I	Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between Goldman, Sachs & Co. and Textron. Incorporated by reference to Exhibit 10.9 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.22J	Issuer Warrant Transaction Reformation Agreement, dated May 4, 2009, between JPMorgan Chase Bank, National Association and Textron. Incorporated by reference to Exhibit 10.10 to Textron’s Current Report on Form 8-K filed May 5, 2009.

10.22K	Amendment to Base Bond Hedge Transaction, dated December 29, 2011, between Goldman, Sachs & Co. and Textron.

10.22L	Amendment to Base Warrant Transaction, dated December 29, 2011, between Goldman Sachs & Co. and Textron.

10.22M	Amendment to Base Bond Hedge Transaction, dated December 29, 2011, between JPMorgan Chase Bank, National Association and Textron.

10.22N	Amendment to Base Warrant Transaction, dated December 29, 2011, between JPMorgan Chase Bank, National Association and Textron.

12.1	Computation of ratio of income to fixed charges of Textron Inc.’s Manufacturing group.

12.2	Computation of ratio of income to fixed charges of Textron Inc., including all majority-owned subsidiaries.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, and (vi) Schedule II – Valuation and Qualifying Accounts.

*	Confidential Treatment has been requested for portions of this document.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February 2012.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 23rd day of February 2012 by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title

/s/ Scott C. Donnelly Scott C. Donnelly	Chairman, President and Chief Executive Officer (principal executive officer)

* Kathleen M. Bader	Director

* R. Kerry Clark	Director

* James T. Conway	Director

* Ivor J. Evans	Director

* Lawrence K. Fish	Director

* Joe T. Ford	Director

* Paul E. Gagné	Director

* Dain M. Hancock	Director

* Lord Powell of Bayswater KCMG	Director

* Lloyd G. Trotter	Director

* James L. Ziemer	Director

/s/ Frank T. Connor Frank T. Connor	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Richard L. Yates Richard L. Yates	Senior Vice President and Corporate Controller (principal accounting officer)

*By:	/s/ Jayne M. Donegan
Jayne M. Donegan, Attorney-in-fact