Form 10-Q
period 2012-03-31
TEXTRON INC
filed 2012-04-26
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 14, 2012, there were 280,281,049 shares of common stock outstanding.

TEXTRON INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 31 2012	April 2, 2011
Revenues
Manufacturing revenues	$2,795	$2,453
Finance revenues	61	26

Total revenues	2,856	2,479

Costs, expenses and other
Cost of sales	2,312	2,055
Selling and administrative expense	308	304
Provision for losses on finance receivables	4	12
Interest expense	55	62

Total costs, expenses and other	2,679	2,433

Income from continuing operations before income taxes	177	46
Income tax expense	57	15

Income from continuing operations	120	31
Loss from discontinued operations, net of income taxes	(2)	(2)

Net income	$118	$29

Basic earnings per share
Continuing operations	$0.43	$0.11
Discontinued operations	(0.01)	(0.01)

Basic earnings per share	$0.42	$0.10

Diluted earnings per share
Continuing operations	$0.41	$0.10
Discontinued operations	(0.01)	(0.01)

Diluted earnings per share	$0.40	$0.09

Dividends per share
Common stock	$0.02	$0.02

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Net income	$118	$29
Other comprehensive income, net of tax:
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	21	18
Deferred gains on hedge contracts	6	6
Foreign currency translation and other	(3)	12

Other comprehensive income	24	36

Comprehensive income	$142	$65

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	March 31, 2012	December 31, 2011
Assets
Manufacturing group
Cash and equivalents	$628	$871
Accounts receivable, net	937	856
Inventories	2,593	2,402
Other current assets	1,032	1,134

Total current assets	5,190	5,263

Property, plant and equipment, less accumulated depreciation and amortization of $3,180 and $3,097	2,003	1,996
Goodwill	1,639	1,635
Other assets	1,502	1,508

Total Manufacturing group assets	10,334	10,402

Finance group
Cash and equivalents	18	14
Finance receivables held for investment, net	2,174	2,321
Finance receivables held for sale	318	418
Other assets	436	460

Total Finance group assets	2,946	3,213

Total assets	$13,280	$13,615

Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$464	$146
Accounts payable	884	833
Accrued liabilities	1,823	1,952

Total current liabilities	3,171	2,931

Other liabilities	2,657	2,826
Long-term debt	2,013	2,313

Total Manufacturing group liabilities	7,841	8,070

Finance group
Other liabilities	193	333
Due to Manufacturing group	494	493
Debt	1,837	1,974

Total Finance group liabilities	2,524	2,800

Total liabilities	10,365	10,870

Shareholders’ equity
Common stock	35	35
Capital surplus	1,114	1,081
Retained earnings	3,370	3,257
Accumulated other comprehensive loss	(1,601)	(1,625)

	2,918	2,748
Less cost of treasury shares	3	3

Total shareholders’ equity	2,915	2,745

Total liabilities and shareholders’ equity	$13,280	$13,615

Common shares outstanding (in thousands)	280,165	278,873

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2012 and April 2, 2011, respectively

	Consolidated
(In millions)	2012	2011
Cash flows from operating activities:
Net income	$118	$29
Less: Loss from discontinued operations	(2)	(2)

Income from continuing operations	120	31
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	91	95
Provision for losses on finance receivables held for investment	4	12
Portfolio losses on finance receivables	20	23
Deferred income taxes	62	79
Other, net	2	21
Changes in assets and liabilities:
Accounts receivable, net	(76)	(4)
Inventories	(187)	(166)
Other assets	(11)	2
Accounts payable	48	119
Accrued and other liabilities	(368)	(229)
Captive finance receivables, net	42	72

Net cash provided by (used in) operating activities of continuing operations	(253)	55
Net cash used in operating activities of discontinued operations	(1)	(1)

Net cash provided by (used in) operating activities	(254)	54

Cash flows from investing activities:
Finance receivables originated or purchased	(18)	(76)
Finance receivables repaid	154	290
Proceeds on receivable sales	44	168
Capital expenditures	(73)	(78)
Proceeds from sale of repossessed assets and properties	18	28
Other investing activities, net	(2)	23

Net cash provided by investing activities	123	355

Cash flows from financing activities:
Increase in short-term debt	—	203
Payments on long-term lines of credit	—	(250)
Principal payments on long-term and nonrecourse debt	(144)	(417)
Proceeds from issuance of long-term debt	27	144
Dividends paid	(5)	(5)
Other financing activities, net	10	(2)

Net cash used in financing activities	(112)	(327)

Effect of exchange rate changes on cash and equivalents	4	9

Net increase (decrease) in cash and equivalents	(239)	91
Cash and equivalents at beginning of period	885	931

Cash and equivalents at end of period	$646	$1,022

See Notes to the consolidated financial statements

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Three Months Ended March 31, 2012 and April 2, 2011, respectively

	Manufacturing Group		Finance Group
(In millions)	2012	2011	2012	2011
Cash flows from operating activities:
Net income (loss)	$108	$60	$10	$(31)
Less: Loss from discontinued operations	(2)	(2)	—	—

Income (loss) from continuing operations	110	62	10	(31)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance Group	240	130	—	—
Capital contribution paid to Finance Group	(240)	(63)	—	—
Non-cash items:
Depreciation and amortization	84	87	7	8
Provision for losses on finance receivables held for investment	—	—	4	12
Portfolio losses on finance receivables	—	—	20	23
Deferred income taxes	58	66	4	13
Other, net	26	32	(24)	(11)
Changes in assets and liabilities:
Accounts receivable, net	(76)	(4)	—	—
Inventories	(188)	(169)	—	—
Other assets	(9)	(1)	(2)	—
Accounts payable	48	119	—	—
Accrued and other liabilities	(230)	(186)	(138)	(43)

Net cash provided by (used in) operating activities of continuing operations	(177)	73	(119)	(29)
Net cash used in operating activities of discontinued operations	(1)	(1)	—	—

Net cash provided by (used in) operating activities	(178)	72	(119)	(29)

Cash flows from investing activities:
Finance receivables originated or purchased	—	—	(84)	(125)
Finance receivables repaid	—	—	262	411
Proceeds on receivable sales	—	—	44	168
Capital expenditures	(73)	(78)	—	—
Proceeds from sale of repossessed assets and properties	—	—	18	28
Other investing activities, net	—	(43)	(1)	31

Net cash provided by (used in) investing activities	(73)	(121)	239	513

Cash flows from financing activities:
Increase in short-term debt	—	203	—	—
Payments on long-term lines of credit	—	—	—	(250)
Intergroup financing	—	(60)	—	60
Principal payments on long-term and nonrecourse debt	—	(7)	(144)	(410)
Proceeds from issuance of long-term debt	—	—	27	144
Capital contributions paid to Finance group under Support Agreement	—	—	240	63
Other capital contributions paid to Finance group	—	—	—	40
Dividends paid	(5)	(5)	(240)	(130)
Other financing activities, net	9	(2)	1	1

Net cash provided by (used in) financing activities	4	129	(116)	(482)

Effect of exchange rate changes on cash and equivalents	4	8	—	1

Net increase (decrease) in cash and equivalents	(243)	88	4	3
Cash and equivalents at beginning of period	871	898	14	33

Cash and equivalents at end of period	$628	$986	$18	$36

See Notes to the consolidated financial statements.

TEXTRON INC.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

Our consolidated financial statements include the accounts of Textron Inc. and its majority-owned subsidiaries. We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

During the first quarter 2012 and 2011, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting. The changes in estimates increased income from continuing operations before income taxes in the first quarter of 2012 and 2011 by $4 million and $14 million, respectively, ($2 million and $8 million after tax, or $0.01 and $0.03 per diluted share, respectively). For the first quarter of 2012 and 2011, the gross favorable program profit adjustments totaled $17 million and $21 million, respectively, and the gross unfavorable program profit adjustments totaled $13 million and $7 million, respectively.

Note 2: Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees. The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Three Months Ended
Service cost	$30	$32	$2	$2
Interest cost	76	82	6	8
Expected return on plan assets	(101)	(98)	—	—
Amortization of prior service cost (credit)	4	4	(3)	(1)
Amortization of net loss	29	19	2	3

Net periodic benefit cost	$38	$39	$7	$12

Note 3: Share-Based Compensation

Share-based compensation expense includes restricted stock, restricted stock units, stock options, stock appreciation rights, performance share units and deferred income plan stock unit awards. The compensation expense we recorded in net income for our share-based compensation plans is as follows:

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Compensation expense	$46	$36
Income tax benefit	(17)	(13)

Total net compensation cost included in net income	$29	$23

Stock Options

The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. The weighted-average fair value of options granted per share was $10 in both the first quarter of 2012 and 2011. We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on our common stock, historical volatilities and other factors. We use historical data to estimate option exercise behavior, adjusted to reflect anticipated changes in expected life. The weighted-average assumptions used in our Black-Scholes option-pricing model for awards issued during the respective periods are as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Dividend yield	0.3%	0.3%
Expected volatility	40.0%	38.0%
Risk-free interest rate	0.8%	2.4%
Expected lives (in years)	5.5	5.5

At March 31, 2012, our outstanding and exercisable options had an aggregate intrinsic value of $33 million and $26 million, respectively. Stock option activity for the first quarter of 2012 is as follows:

	Number of Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)
Outstanding at beginning of period	8,860	$27.68	6
Granted	3,008	27.76
Exercised	(594)	(18.70)
Canceled, expired or forfeited	(396)	(27.96)

Outstanding at end of period	10,878	$28.18	7

Exercisable at end of period	5,513	$29.36	5

Restricted Stock Units

The 2012 activity for restricted stock units payable in stock and for restricted stock units payable in cash is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	638	$35.53	2,927	$17.33
Granted	367	27.54	808	27.74
Vested	(218)	(37.89)	(801)	(15.00)
Forfeited	(13)	(33.19)	(73)	(19.24)

Outstanding at end of period, nonvested	774	$31.12	2,861	$20.88

Performance Share Units

The fair value of share-based compensation awards accounted for as liabilities includes performance share units. The fair value of these awards is based on the trading price of our common stock, less adjustments to reflect that dividends are not paid on these awards, and is remeasured at each reporting period date. The 2012 activity for our performance share units is as follows:

(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	859	$22.98
Granted	535	27.76
Forfeited	(53)	(22.62)

Outstanding at end of period, nonvested	1,341	$24.90

Share-Based Compensation Awards

The value of the share-based compensation awards that vested and/or were paid during the respective periods is as follows:

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Subject only to service conditions:
Value of awards vested	$30	$34
Intrinsic value of cash awards paid	21	20
Subject to performance conditions:
Intrinsic value of cash awards paid	51	1

Note 4: Earnings Per Share

We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period. Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends. Diluted EPS considers the dilutive effect of all potential future common stock, including stock options, restricted stock units and the shares that could be issued upon the conversion of our convertible notes and upon the exercise of the related warrants. The call options purchased in connection with the issuance of the convertible notes and the capped call transaction entered into in 2011 are excluded from the calculation of diluted EPS as their impact is always anti-dilutive.

Upon conversion of our convertible notes, as described in Note 8 of our 2011 Form 10-K, the principal amount would be settled in cash, and the excess of the conversion value, as defined, over the principal amount may be settled in cash and/or shares of our common stock. Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over the principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS.

The weighted-average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Basic weighted-average shares outstanding	280,022	276,358
Dilutive effect of:
Convertible notes and warrants	13,902	41,504
Stock options and restricted stock units	708	1,257

Diluted weighted-average shares outstanding	294,632	319,119

Stock options to purchase 6 million and 4 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2012 and April 2, 2011, respectively, as the exercise prices were greater than the average market price of our common stock for the periods. These securities could potentially dilute earnings per share in the future.

Note 5: Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	March 31, 2012	December 31, 2011
Commercial	$594	$528
U.S. Government contracts	360	346

	954	874
Allowance for doubtful accounts	(17)	(18)

	$937	$856

We have unbillable receivables on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $197 million at March 31, 2012 and $192 million at December 31, 2011.

Finance Receivables

Finance receivables by product line, which includes both finance receivables held for investment and finance receivables held for sale, are presented in the following table:

(In millions)	March 31, 2012	December 31, 2011
Aviation	$1,788	$1,876
Golf Equipment	61	69
Golf Mortgage	314	381
Timeshare	260	318
Structured Capital	171	208
Other liquidating	34	43

Total finance receivables	2,628	2,895
Less: Allowance for losses	136	156
Less: Finance receivables held for sale	318	418

Total finance receivables held for investment, net	$2,174	$2,321

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

We classify finance receivables held for investment as nonaccrual if credit quality indicators suggest full collection is doubtful. In addition, we automatically classify accounts as nonaccrual once they are contractually delinquent by more than three months unless collection is not doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce the net investment balance. We resume the accrual of interest when the loan becomes contractually current through payment according to the original terms of the loan or, if a loan has been modified, following a period of performance under the terms of the modification, provided we conclude that collection of all principal and interest is no longer doubtful. Previously suspended interest income is recognized at that time.

Accounts are classified as watchlist when credit quality indicators have deteriorated as compared with typical underwriting criteria, and we believe collection of full principal and interest is probable but not certain. All other finance receivables held for investment that do not meet the watchlist or nonaccrual categories are classified as performing.

A summary of finance receivables held for investment categorized based on the credit quality indicators discussed above is as follows:

	March 31, 2012				December 31, 2011
(In millions)	Performing	Watchlist	Nonaccrual	Total	Performing	Watchlist	Nonaccrual	Total
Aviation	$1,465	$221	$102	$1,788	$1,537	$214	$125	$1,876
Golf Equipment	20	33	8	61	21	37	11	69
Timeshare	87	4	165	256	89	25	167	281
Structured Capital	166	5	—	171	203	5	—	208
Other liquidating	19	—	15	34	25	—	18	43

Total	$1,757	$263	$290	$2,310	$1,875	$281	$321	$2,477

% of Total	76.0%	11.4%	12.6%		75.7%	11.3%	13.0%

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

Finance receivables held for investment by delinquency aging category are summarized in the table below:

	March 31, 2012					December 31, 2011
(In millions)	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total
Aviation	$1,606	$96	$19	$67	$1,788	$1,705	$66	$37	$68	$1,876
Golf Equipment	52	1	3	5	61	53	3	6	7	69
Timeshare	199	16	3	38	256	238	3	—	40	281
Structured Capital	171	—	—	—	171	208	—	—	—	208
Other liquidating	26	—	—	8	34	35	—	—	8	43

Total	$2,054	$113	$25	$118	$2,310	$2,239	$72	$43	$123	$2,477

We had no accrual status loans that were greater than 90 days past due at March 31, 2012 or at December 31, 2011. At March 31, 2012, the 60+ days contractual delinquency as a percentage of finance receivables held for investment was 6.19%, compared with 6.70% at December 31, 2011.

Loan Modifications

Troubled debt restructurings occur when we have either modified the contract terms of finance receivables held for investment for borrowers experiencing financial difficulties or accepted a transfer of assets in full or partial satisfaction of the loan balance. The types of modifications we typically make include extensions of the original maturity date of the contract, extensions of revolving borrowing periods, delays in the timing of required principal payments, deferrals of interest payments, advances to protect the value of our collateral and principal reductions contingent on full repayment prior to the maturity date. The changes effected by modifications made during the first quarter of 2012 to finance receivables held for investment were not material, primarily as a result of the reclassification of the Golf Mortgage finance receivables from the held for investment classification to the held for sale classification at December 31, 2011.

Impaired Loans

We evaluate individual finance receivables held for investment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios for impairment on a quarterly basis. Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. There was no significant interest income recognized on impaired loans in the first quarter of 2012 or 2011.

A summary of impaired finance receivables, excluding leveraged leases, is provided below:

	Recorded Investment
(In millions)	Impaired Loans with No Related Allowance for Credit Losses	Impaired Loans with Related Allowance for Credit Losses	Total Impaired Loans	Unpaid Principal Balance	Allowance For Losses On Impaired Loans	Average Recorded Investment
March 31, 2012
Aviation	$39	$70	$109	$113	$21	$124
Golf Equipment	—	2	2	2	1	2
Timeshare	122	78	200	250	42	213
Other liquidating	1	12	13	24	9	15

Total	$162	$162	$324	$389	$73	$354

December 31, 2011
Aviation	$47	$92	$139	$142	$39	$146
Timeshare	170	57	227	288	38	315
Golf Mortgage	—	—	—	—	—	232
Other liquidating	3	12	15	59	9	30

Total	$220	$161	$381	$489	$86	$723

Allowance for Losses

We maintain the allowance for losses on finance receivables held for investment at a level considered adequate to cover inherent losses in the portfolio based on management’s evaluation and analysis by product line. For larger balance accounts specifically identified as impaired, including large accounts in homogeneous portfolios, a reserve is established based on comparing the carrying value with either a) the expected future cash flows, discounted at the finance receivable’s effective interest rate; or b) the fair value of the underlying collateral, if the finance receivable is collateral dependent. The expected future cash flows consider collateral value; financial performance and liquidity of our borrower; existence and financial strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession/foreclosure and eventual disposal of collateral. When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the potential outcomes based on their relative likelihood of occurrence.

The evaluation of our portfolios is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the estimated fair value of the underlying collateral, which may differ from actual results. While our analysis is specific to each individual account, critical factors included in this analysis vary by product line and include the following:

•	Aviation - industry valuation guides, physical condition of the aircraft, payment history, and existence and financial strength of guarantors.

•	Golf Equipment - age and condition of the collateral.

•

Timeshare - historical performance of consumer notes receivable collateral, real estate valuations, operating expenses of the borrower, the impact of bankruptcy court rulings on the value of the collateral, legal and other professional expenses and borrower’s access to capital.

We also establish an allowance for losses by product line to cover probable but specifically unknown losses existing in the portfolio. For homogeneous portfolios, including Aviation and Golf Equipment, the allowance is established as a percentage of non-recourse finance receivables, which have not been identified as requiring specific reserves. The percentage is based on a combination of factors, including historical loss experience, current delinquency and default trends, collateral values and both general economic and specific industry trends. For non-homogeneous portfolios, such as Timeshare, the allowance is established as a percentage of watchlist balances, as defined on page 11, which represents a combination of assumed default likelihood and loss severity based on historical experience, industry trends and collateral values. In estimating our allowance for losses to cover accounts not specifically identified, critical factors vary by product line and include the following:

•	Aviation - the collateral value of the portfolio, historical default experience and delinquency trends.

•	Golf Equipment - historical loss experience and delinquency trends.

•

Timeshare - individual loan credit quality indicators such as borrowing base shortfalls for revolving notes receivable facilities, default rates of our notes receivable collateral, borrower’s access to capital, historical progression from watchlist to nonaccrual status and estimates of loss severity based on analysis of impaired loans in the product line.

Finance receivables held for investment are written down to the fair value (less estimated costs to sell) of the related collateral when the collateral is repossessed and are charged off when the remaining balance is deemed to be uncollectible.

A rollforward of the allowances for losses on finance receivables held for investment is provided below:

(In millions)	Aviation	Golf Equipment	Golf Mortgage	Timeshare	Other Liquidating	Total
For the three months ended March 31, 2012
Beginning balance	$95	$6	$—	$40	$15	$156
Provision for losses	2	—	—	3	(1)	4
Net charge-offs	(23)	—	—	(1)	—	(24)

Ending balance	$74	$6	$—	$42	$14	$136

For the three months ended April 2, 2011
Beginning balance	$107	$16	$79	$106	$34	$342
Provision for losses	11	—	(1)	—	2	12
Net charge-offs and transfers	(8)	(3)	(3)	(1)	(1)	(16)

Ending balance	$110	$13	$75	$105	$35	$338

A summary of the allowance for losses on finance receivables that are evaluated on an individual and on a collective basis is provided below. The finance receivables reported in this table specifically exclude $171 million and $279 million of leveraged leases at March 31, 2012 and April 2, 2011, respectively, in accordance with authoritative accounting standards.

	March 31, 2012				April 2, 2011
	Finance Receivables Evaluated		Allowance Based on Individual Evaluation	Allowance Based on Collective Evaluation	Finance Receivables Evaluated		Allowance Based on Individual Evaluation	Allowance Based on Collective Evaluation
(In millions)	Individually	Collectively			Individually	Collectively
Aviation	$109	$1,679	$21	$53	$164	$1,864	$50	$60
Golf Equipment	2	59	1	5	6	186	1	12
Timeshare	200	56	42	—	368	195	102	3
Golf Mortgage	—	—	—	—	299	341	45	30
Other liquidating	13	21	9	5	38	164	4	31

Total	$324	$1,815	$73	$63	$875	$2,750	$202	$136

Note 6: Inventories

(In millions)	March 31, 2012	December 31, 2011
Finished goods	$1,210	$1,012
Work in process	2,233	2,202
Raw materials	418	399

	3,861	3,613
Progress/milestone payments	(1,268)	(1,211)

	$2,593	$2,402

Note 7: Debt

At March 31, 2012, the principal amount of our convertible senior notes was $215 million. Our common stock price exceeded the $17.06 per share conversion threshold price set forth for these convertible notes for at least 20 trading days during the 30 consecutive trading days ended March 31, 2012. Accordingly, these notes are convertible at the holder’s option through June 30, 2012. We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the convertible notes. Based on a March 31, 2012 stock price of $27.83, the “if converted value” exceeds the face amount of the remaining notes by $241 million; however, after giving effect to the exercise of the related outstanding call options and warrants, the incremental cash or share settlement in excess of the face amount would result in either a 7 million net share issuance or a cash payment of $198 million, or a combination of cash and stock, at our option.

Note 8: Accrued Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years. Changes in our warranty and product maintenance liabilities are as follows:

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Accrual at the beginning of period	$224	$242
Provision	63	57
Settlements	(65)	(64)
Adjustments to prior accrual estimates	(3)	(6)

Accrual at the end of period	$219	$229

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

On February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against TFC, Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims. The Trustee also seeks trebled damages on all claims under Ohio law. We are in the process of reviewing the complaint and assessing these claims. We intend to vigorously defend this lawsuit. An estimate of a range of possible loss cannot be made at this time due to the early stage of the litigation.

Note 10. Derivative Instruments and Fair Value Measurements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The assets and liabilities that are recorded at fair value on a recurring basis consist primarily of our derivative financial instruments, which are categorized as Level 2 in the fair value hierarchy. The fair value amounts of these instruments that are designated as hedging instruments are provided below:

			Asset (Liability)
(In millions)	Borrowing Group	Balance Sheet Location	March 31, 2012	December 31, 2011
Assets
Interest rate exchange contracts*	Finance	Other assets	$19	$22
Foreign currency exchange contracts	Manufacturing	Other current assets	13	9

Total			$32	$31

Liabilities
Interest rate exchange contracts*	Finance	Other liabilities	$(7)	$(7)
Foreign currency exchange contracts	Manufacturing	Accrued liabilities	(4)	(5)

Total			$(11)	$(12)

* Interest rate exchange contracts represent fair value hedges.

The Finance group’s interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared with a standard AA-rated counterparty; however, this had no significant impact on the valuation at March 31, 2012. At March 31, 2012 and December 31, 2011, we had interest rate exchange contracts with notional amounts upon which the contracts were based of $805 million and $848 million, respectively.

Foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At March 31, 2012 and December 31, 2011, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $663 million and $645 million, respectively.

Fair Value Hedges

Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates. By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows. The amount of ineffectiveness on our fair value hedges and the gain (loss) recorded in the Consolidated Statements of Operations were both insignificant in the first quarter of 2012 and 2011.

Cash Flow Hedges

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities in the normal course of business. We primarily utilize forward exchange contracts and purchased options with maturities of no more than three years that qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. At March 31, 2012, we had a net deferred gain of $7 million in Accumulated other comprehensive loss related to these cash flow hedges. Net gains and losses recognized in earnings and Accumulated other comprehensive loss on these cash flow hedges, including gains and losses related to hedge ineffectiveness, were not material in the three-month periods ended March 31, 2012 and April 2, 2011. We do not expect the amount of gains and losses in Accumulated other comprehensive loss that will be reclassified to earnings in the next twelve months to be material.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges. If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings. Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustment account within OCI, produced a $12 million after-tax loss for the first quarter of 2012, resulting in an accumulated net gain balance of $6 million at March 31, 2012. The ineffective portion of these hedges was insignificant.

Assets Recorded at Fair Value on a Nonrecurring Basis

The assets that were measured at fair value on a nonrecurring basis that had fair value measurement adjustments during the first quarter of 2012 and 2011 are presented below. These assets are in the Finance group and were measured using significant unobservable inputs (Level 3).

			Gain (Loss)
	Balance at		Three Months Ended
(In millions)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Finance receivables held for sale	$318	$237	$24	$(11)
Impaired finance receivables	92	508	(6)	(33)
Repossessed assets and properties	74	54	(16)	(6)

Finance Receivables Held for Sale — Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. There are no active, quoted market prices for these finance receivables. At March 31, 2012, our finance receivables held for sale primarily include the Golf Mortgage portfolio. Fair value of this portfolio was determined based on the use of discounted cash flow models to estimate the price we expect to receive in the principal market for each loan, or pool of similar loans, in an orderly transaction. The discount rates utilized in these models are derived from prevailing interest rate indices and are based on the nature of the assets, discussions with market participants and our experience in the actual disposition of similar assets. The cash flow models also include the use of qualitative assumptions regarding the borrower’s ability to pay and the period of time that will likely be required to restructure and/or exit the account through acquisition of the underlying collateral. We utilize revenue multiples to determine the expected value of the loan collateral. The range of multiples used is based on bids from prospective buyers, inputs from market participants and prices at which sales have been transacted for similar properties.

Based on our qualitative assumptions, we separate the loans into three categories for the cash flow models. In the first category, we include loans that we assume will be paid in accordance with the contractual terms of the loan. In the second category, we include loans where we perceive that the borrower has less of an ability to pay, and we assume that the loan will be restructured and resolved typically over a period of one to four years. For the third category, we assume that the borrower will default on the loan and that it will be resolved within an average of 24 months. The fair values of these finance receivables are sensitive to variability in both the quantitative and qualitative assumptions. Changes in the borrower’s ability to pay or the period of time required to restructure and/or exit accounts may significantly increase or decrease the fair value of these finance receivables, and, to a lesser extent, fluctuations in discount rates and/or revenue multiples could also change the fair value of these finance receivables.

Impaired Finance Receivables — Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral. For our Aviation impaired nonaccrual finance receivables, fair values of collateral are determined based on the use of industry pricing guides. Our Timeshare impaired nonaccrual finance receivables largely consist of notes receivable loans to developers of resort properties which are collateralized by pools of consumer notes receivable. Fair values of collateral are estimated using cash flow models incorporating estimates of credit losses in the consumer notes pools and the developer’s ability to mitigate losses through the repurchase or replacement of defaulted notes. Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses and primarily related to initial fair value adjustments.

Repossessed assets and properties — Repossessed assets and properties in the table above primarily include both golf properties and aviation assets at March 31, 2012. The fair value of our golf properties is determined based on the use of discounted cash flow models, bids from prospective buyers or inputs from market participants. The fair value of our aviation assets is largely determined based on the use of industry pricing guides. If the carrying amount of these assets is higher than their estimated fair value, we record a corresponding charge to income for the difference.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	March 31, 2012		December 31, 2011
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,348)	$(2,757)	$(2,328)	$(2,561)
Finance group
Finance receivables held for investment, excluding leases	1,890	1,819	1,997	1,848
Debt	(1,837)	(1,778)	(1,974)	(1,854)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions or Level 2 inputs. At March 31, 2012 and December 31, 2011, approximately 42% and 53%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions (Level 1). The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). Fair value estimates for finance receivables held for investment were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 11: Segment Information

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

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
REVENUES
Manufacturing group
Cessna	$669	$556
Bell	994	749
Textron Systems	377	445
Industrial	755	703

	2,795	2,453
Finance group	61	26

Total revenues	$2,856	$2,479

SEGMENT OPERATING PROFIT
Manufacturing group
Cessna	$(6)	$(38)
Bell	145	91
Textron Systems	35	53
Industrial	73	61

	247	167
Finance group	12	(44)

Segment profit	259	123
Corporate expenses and other, net	(47)	(39)
Interest expense, net for Manufacturing group	(35)	(38)

Income from continuing operations before income taxes	$177	$46

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues

	Three Months Ended
(Dollars in millions)	March 31, 2012	April 2, 2011
Revenues	$2,856	$2,479
% change compared with prior period	15%

Revenues increased $377 million, 15%, in the first quarter of 2012, compared with the corresponding period of 2011. This increase was due to revenue increases in the Bell, Cessna, Industrial and Finance segments that were partially offset by lower revenues in the Textron Systems segment. The net revenue increase included the following factors:

•	Higher Bell revenues of $245 million, largely due to higher commercial aircraft volume and higher volume in our military programs, which included more deliveries of V-22 and H-1 aircraft.

•	Higher Cessna revenues of $113 million, primarily due to higher Citation jet volume.

•

Increased Industrial segment revenues of $52 million, primarily due to higher volume, mostly reflecting higher market demand in the Fuel Systems and Functional Components and Golf and Turf Care product lines.

•

Higher Finance revenues of $35 million as favorable adjustments, largely related to the non-captive business, offset a decline in revenues attributable to lower average finance receivables of $1.4 billion.

•

Lower Textron Systems revenues of $68 million, primarily due to $86 million in lower volume in the Unmanned Aircraft Systems (UAS), Mission Support and Other, and Land & Marine product lines, partially offset by higher volume in the Weapons and Sensors product line, largely due to higher international Sensor Fuzed Weapon volume.

Cost of Sales and Selling and Administrative Expense

	Three Months Ended
(Dollars in millions)	March 31, 2012	April 2, 2011
Operating expenses	$2,620	$2,359
% change compared with prior period	11%
Cost of sales	$2,312	$2,055
% change compared with prior period	13%
Gross margin percentage of Manufacturing revenues	17.3%	16.2%
Selling and administrative expenses	$308	$304
% change compared with prior period	1%

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses. Changes in operating expenses are more fully discussed in our Segment Analysis below.

Consolidated manufacturing cost of sales as a percentage of Manufacturing revenues was 82.7% and 83.8% in the first quarter of 2012 and 2011, respectively. On a dollar basis, consolidated manufacturing cost of sales increased $257 million, 13%, in the first quarter of 2012, compared with the first quarter of 2011, principally due to higher sales volume in the Bell, Cessna and Industrial segments. In the first quarter of 2012, gross margin increased as a percentage of Manufacturing revenues primarily due to favorable product mix at Bell and improved leverage on higher volume at the Bell, Cessna and Industrial segments.

On a consolidated basis, selling and administrative expense increased $4 million, 1%, to $308 million in the first quarter of 2012, compared with the first quarter of 2011. Share-based compensation expense increased $10 million in the first quarter of 2012 over the corresponding period of 2011, reflecting changes in our stock price. This increase was offset by a $10 million reduction in operating expense at the Finance segment, largely reflecting liquidations within the non-captive commercial finance portfolio.

Backlog

	Three Months Ended
(In millions)	March 31, 2012	December 31, 2011
Bell	$7,133	$7,346
Cessna	1,722	1,889
Textron Systems	1,440	1,337

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

Approximately 31% of our 2011 revenues were derived from contracts with the U.S. Government. For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix. Changes in volume that are discussed in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refer to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes.

Cessna

	Three Months Ended
(Dollars in millions)	March 31, 2012	April 2, 2011

Revenues	$669	$556
Operating expenses	675	594
Segment loss	(6)	(38)
Profit margin	(1)%	(7)%

Cessna Revenues and Operating Expenses

The following factors contributed to the change in Cessna’s revenues from the prior year quarter:

(In millions)	2012 versus 2011
Volume	$111
Other	2

Total change	$113

In the first quarter of 2012, Cessna’s revenues increased $113 million, 20%, compared with the corresponding period of 2011, primarily due to higher Citation business jet volume, which had a $75 million impact, and higher aftermarket volume of $24 million primarily due to higher part sales. We delivered 38 Citation jets in the first quarter of 2012, compared with 31 jets in the corresponding period of 2011. During the first quarter of 2012, the portion of Cessna’s revenues derived from aftermarket sales and services represented 30% of Cessna’s revenues, compared with 31% in the first quarter of 2011.

Cessna’s operating expenses increased by $81 million, 14%, in the first quarter of 2012, compared with the corresponding period of 2011, primarily due to higher sales volume, which resulted in a $61 million increase in direct material costs and a $22 million increase in manufacturing overhead.

Cessna Segment Profit

The following factors contributed to the change in Cessna’s segment profit from the prior year quarter:

2012 versus
(In millions)	2012 versus 2011
Volume	$26
Other	6

Total change	$32

Cessna’s segment profit increased $32 million in the first quarter of 2012, compared with the corresponding period of 2011, primarily due to higher volume of $26 million as described above.

Bell

	2012 versus	2012 versus
	Three Months Ended
(Dollars in millions)	March 31, 2012	April 2, 2011
Revenues:
V-22 program	$396	$358
Other military	249	170
Commercial	349	221

Total revenues	994	749
Operating expenses	849	658
Segment profit	145	91
Profit margin	15%	12%

Bell manufactures helicopters, tiltrotor aircraft, and related spare parts and provides services for military and commercial markets. Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues from the prior year quarter:

2012 versus
(In millions)	2012 versus 2011
Volume	$241
Other	4

Total change	$245

Bell’s revenues increased $245 million, 33%, in the first quarter of 2012, compared with the corresponding period of 2011, primarily due to higher volume, which included the following factors:

•

$124 million increase in commercial volume, largely related to higher deliveries. Bell delivered 30 commercial aircraft in the first quarter of 2012, compared with 15 aircraft in the first quarter of 2011.

•

$79 million increase in other military volume, primarily reflecting higher H-1 deliveries. We delivered 7 H-1 aircraft in the first quarter of 2012, compared with 4 aircraft in the first quarter of 2011.

•

$38 million increase in volume related to the V-22 program, primarily reflecting higher aircraft deliveries. Bell delivered 10 V-22 aircraft in the first quarter of 2012, compared with 9 deliveries in the first quarter of 2011.

Bell’s operating expenses increased $191 million, 29%, in the first quarter of 2012, compared with the corresponding period of 2011, primarily due to higher sales volume as discussed above.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit from the prior year quarter:

(In millions)	2012 versus 2011
Volume and mix	$57
Other	(3)

Total change	$54

Bell’s segment profit increased $54 million, 59%, in the first quarter of 2012, compared with the first quarter of 2011, primarily due to higher volume, as described above, and favorable mix in our commercial aircraft business.

Textron Systems

	Three Months Ended
(Dollars in millions)	March 31, 2012	April 2, 2011
Revenues	$377	$445
Operating expenses	342	392
Segment profit	35	53
Profit margin	9%	12%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues from the prior year quarter:

(In millions)	2012 versus 2011
Volume	$(69)
Other	1

Total change	$(68)

Revenues at Textron Systems decreased $68 million, 15%, in the first quarter of 2012, compared with the first quarter of 2011, primarily due to lower volume reflecting the following changes:

•	Lower UAS volume of $47 million, largely due to lower system deliveries.

•	Lower Mission Support and Other product line volume of $22 million, primarily due to the completion of certain intelligence and communications contracts in the first quarter of 2011.

•	Lower Land & Marine volume of $17 million, primarily related to lower Armored Security Vehicle deliveries.

•	Higher Weapons and Sensors revenues of $19 million, largely due to higher international Sensor Fuzed Weapon volume.

Textron Systems’ operating expenses decreased $50 million, 13%, in the first quarter of 2012, compared with the first quarter of 2011, primarily due to the lower volume.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit from the prior year quarter:

(In millions)	2012 versus 2011
Volume and mix	$(24)
Other	6

Total change	$(18)

Segment profit at Textron Systems decreased $18 million, 34%, in the first quarter of 2012, compared with the corresponding period of 2011, primarily due to the impact of lower volume described above and the mix of contracts delivered in the period. Unfavorable mix relates to lower margin ASV vehicle contracts delivered in the current period compared with the prior year, as well as a shift to lower margin UAS contracts.

Industrial

	Three Months Ended
(Dollars in millions)	March 31, 2012	April 2, 2011
Revenues:
Fuel Systems and Functional Components	$492	$471
Other Industrial	263	232

Total revenues	755	703
Operating expenses	682	642
Segment profit	73	61
Profit margin	10%	9%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues from the prior year quarter:

(In millions)	2012 versus 2011
Volume	$58
Foreign exchange	(12)
Other	6

Total change	$52

Industrial segment revenues increased $52 million, 7%, in the first quarter of 2012, compared with the corresponding period of 2011. Volume increased largely due to a $36 million increase in the Fuel Systems and Functional Components product line, reflecting higher automotive industry demand, and $22 million in the Other Industrial product lines, largely related to the Golf and Turf Care product line reflecting higher market demand. The unfavorable foreign exchange impact was primarily related to the weakening of the euro, which primarily impacted the Fuel Systems and Functional Components product line.

Operating expenses for the Industrial segment increased $40 million, 6%, in the first quarter of 2012, compared with the corresponding period of 2011, largely due to $48 million in higher direct material costs due to higher sales volume. Operating expenses were also impacted by cost inflation of $12 million primarily due to higher commodity and material component costs, which were partially offset by a favorable foreign exchange impact of $10 million, largely due to the weakening of the euro.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit from the prior year quarter:

(In millions)	2012 versus 2011
Volume	$11
Other	1

Total change	$12

Segment profit for the Industrial segment increased $12 million, 20%, in the first quarter of 2012, compared with the corresponding period of 2011, primarily due to an $11 million impact from higher volume as described above.

Finance

	Three Months Ended
(Dollars in millions)	March 31, 2012	April 2, 2011
Revenues	$61	$26
Segment profit (loss)	12	(44)

Our plan to exit the non-captive commercial finance business of our Finance segment is being effected through a combination of orderly liquidation and selected sales. Depending on market conditions, we expect continued progress in liquidating the remaining $779 million in the non-captive portfolio over the next several years.

Finance segment revenues increased $35 million in the first quarter of 2012, compared with the first quarter of 2011, primarily attributable to the following factors:

•

$26 million due to $11 million in net favorable valuation adjustments in the first quarter of 2012 related to the Golf Mortgage finance receivables held for sale and owned assets, compared with $15 million in unfavorable valuation adjustments in the first quarter of 2011.

•	$14 million of lower portfolio losses, primarily associated with the Aviation and Timeshare portfolios.

•	$7 million increase due to the resolution of one significant Timeshare account that returned to accrual status in the first quarter of 2012.

•	These increases were partially offset by a $15 million decrease attributable to lower average finance receivables of $1.4 billion.

Finance segment profit increased $56 million in the first quarter of 2012, compared with the corresponding period of 2011, primarily due to the following factors:

•	$26 million attributable to changes in valuation adjustments as discussed above.

•	$14 million in lower portfolio losses as discussed above.

•	$10 million in lower administrative expense primarily associated with the exit of the non-captive business.

•	$8 million in lower provision for loan losses mostly related to specific reserving actions taken on several Aviation accounts during the first quarter of 2011.

•	$7 million increase due to the resolution of one significant Timeshare account as discussed above.

•	These increases were partially offset by a $7 million reduction in net interest margin attributable to lower average finance receivables.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment:

(Dollars in millions)	March 31, 2012	December 31, 2011
Finance receivables	$2,310	$2,477
Nonaccrual finance receivables	290	321
Allowance for losses	136	156
Ratio of nonaccrual finance receivables to finance receivables	12.55%	12.96%
Ratio of allowance for losses on impaired nonaccrual finance receivables to impaired nonaccrual finance receivables	26.58%	28.52%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables	46.90%	48.60%
Ratio of allowance for losses on finance receivables to finance receivables	5.89%	6.30%
60+ days contractual delinquency as a percentage of finance receivables	6.19%	6.70%
60+ days contractual delinquency	143	166
Repossessed assets and properties	201	199

Finance receivables held for sale are reflected at the lower of cost or fair value on the Consolidated Balance Sheets and are not included in the credit performance statistics above. Finance receivables held for sale in the non-captive portfolio totaled $318 million at March 31, 2012, compared with $418 million at the end of 2011.

Nonaccrual finance receivables decreased $31 million, 10%, from the year-end balance, primarily due to the resolution of several Aviation accounts through repossession of collateral and cash collections, partially offset by new accounts identified as nonaccrual in 2012.

We believe that the percentage of nonaccrual finance receivables generally will remain high as we execute our liquidation plan. The liquidation plan is also likely to result in a slower rate of liquidation for nonaccrual finance receivables. See Note 5 to the Consolidated Financial Statements for more detailed information on the nonaccrual finance receivables by product line, along with a summary of finance receivables held for investment based on our internally assigned credit quality indicators.

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	March 31, 2012	December 31, 2011
Manufacturing group
Cash and equivalents	$628	$871
Debt	2,477	2,459
Shareholders’ equity	2,915	2,745
Capital (debt plus shareholders’ equity)	5,392	5,204
Net debt (net of cash and equivalents) to capital	38.8%	36.6%
Debt to capital	45.9%	47.3%
Finance group
Cash and equivalents	$18	$14
Debt	1,837	1,974

We believe that our calculations of debt to capital and net debt to capital are useful measures as they provide a summary indication of the level of debt financing (i.e., leverage) that is in place to support our capital structure, as well as to provide an indication of the capacity to add further leverage. We believe that with our existing cash balances, along with the cash we expect to generate from our manufacturing operations, we will have sufficient cash to meet our future needs.

In 2011, Textron Inc. entered into a senior unsecured revolving credit facility that expires in March 2015 for an aggregate principal amount of $1.0 billion, up to $200 million of which is available for the issuance of letters of credit. At March 31, 2012, there were no amounts borrowed against the facility. We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statement of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Operating activities	$(177)	$73
Investing activities	(73)	(121)
Financing activities	4	129

Cash flow from operating activities used more cash in the first quarter of 2012, compared with the corresponding period of 2011, primarily due to $128 million in higher pension contributions in the first quarter of 2012 and a $67 million impact due to the excess of dividends received from the Finance group, net of capital contributions in the first quarter of 2011. In addition, more cash was used for working capital requirements, largely due to lower receipts at Bell for the H-1 program primarily due to the timing of payments and $27 million received in the first quarter of 2011 related to the settlement of a request for equitable adjustment, and a decrease in accounts payable related to the timing of payments.

Investing cash flows in the first quarter of 2012 and 2011 primarily included capital expenditures of $73 million and $78 million, respectively. We generated less cash from financing activities in the first quarter of 2012, primarily due to the issuance of $203 million in commercial paper in the first quarter of 2011.

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

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Dividends paid by TFC to Textron Inc.	$240	$130
Capital contributions paid to TFC under Support Agreement	(240)	(63)

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

Finance Group Cash Flows

In the first quarter of 2012, we liquidated $267 million of the Finance group’s finance receivables, net of originations. These finance receivable reductions occurred in both the non-captive and captive finance portfolios, but were primarily driven by the non-captive portfolio in connection with our exit plan, including $67 million and $58 million in the Golf Mortgage and Timeshare product lines, respectively. Depending on market conditions, we expect continued progress in liquidating the remaining $779 million in the non-captive portfolio over the next several years.

The cash flows from continuing operations for the Finance group are summarized below:

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Operating activities	$(119)	$(29)
Investing activities	239	513
Financing activities	(116)	(482)

The Finance group used more cash for operating activities largely due to $111 million in taxes paid in the first quarter of 2012, compared with less than $1 million paid in the corresponding period of 2011. The 2012 tax payment was primarily attributable to a 2008 settlement with the Internal Revenue Service related to the challenge of tax deductions we took in prior years for certain leveraged lease transactions.

Cash receipts from the collection of finance receivables continued to outpace finance receivable originations, which resulted in net cash inflow from investing activities in both quarters. Finance receivables repaid and proceeds from sales totaled $306 million and $579 million in the first quarter of 2012 and 2011, respectively, while cash outflows for originations declined to $84 million in the first quarter of 2012 from $125 million in the first quarter of 2011. These decreases were largely driven by the wind down of the non-captive finance receivable portfolio.

Cash used for financing activities in the first quarter of 2012 largely related to $144 million in long-term and nonrecourse debt payments, compared with $410 million in the first quarter of 2011. In the first quarter of 2011, the Finance group made a discretionary payment of $250 million on its bank line of credit and borrowed $60 million from Textron Inc. with interest to pay down its maturing debt. As of March 31, 2012 and December 31, 2011, the outstanding balance due to Textron Inc. for these borrowings was $490 million.

The Finance group received $27 million in proceeds from the issuance of long-term debt in the first quarter of 2012, compared with $144 million in the first quarter of 2011.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Operating activities	$(253)	$55
Investing activities	123	355
Financing activities	(112)	(327)

Cash flow from operating activities used more cash in the first quarter of 2012, compared with the corresponding period of 2011, primarily due to $128 million in higher pension contributions and an increase in cash used for working capital requirements, largely due to lower receipts at Bell for the H-1 program primarily due to the timing of payments and $27 million received in the first quarter of 2011 related to the settlement of a request for equitable adjustment, and a decrease in accounts payable related to the timing of payments. Working capital also decreased due to lower cash receipts, net of originations, in the captive financing business.

Cash receipts from the collection of finance receivables continued to outpace finance receivable originations, which resulted in net cash inflow from investing activities in both quarters. Finance receivables repaid and proceeds from sales totaled $198 million and $458 million in the first quarter of 2012 and 2011, respectively, while cash outflows for originations declined to $18 million in the first quarter of 2012 from $76 million in the first quarter of 2011. These decreases were largely driven by the wind down of the non-captive finance receivable portfolio.

Total cash used for financing activities was lower in 2012 primarily due to lower repayments of long-term debt of $144 million in the first quarter of 2012, compared with $417 million in the first quarter of 2011. In addition, TFC made a $250 million discretionary payment against the outstanding balance on its bank line of credit during the first quarter of 2011. These payments were partially offset by the issuance of $203 million in commercial paper and $144 million in long-term debt in the first quarter of 2011.

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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(66)	$(49)
Cash received from customers and sale of receivables	108	121
Other capital contributions made to Finance group	1	(40)
Other	—	5

Total reclassifications from investing activities	43	37

Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group under Support Agreement	240	63
Dividends received by Manufacturing group from Finance group	(240)	(130)
Other capital contributions made to Finance group	—	40
Other	—	1

Total reclassifications from financing activities	—	(26)

Total reclassifications and adjustments to cash flow from operating activities	$43	$11

Critical Accounting Estimates

The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are disclosed on pages 36 through 40 in our 2011 Annual Report on Form 10-K. The following section provides an update of the year-end disclosure for long-term contracts to include program profit adjustments made during the quarter.

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

At the outset of each contract, we estimate the initial profit booking rate. The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements (for example, a newly-developed product versus a mature product), schedule (for example, the number and type of milestone events), and costs by contract requirements in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract. Likewise, the profit booking rate may decrease if we are not successful in retiring the risks; and, as a result, our estimated costs at completion increase. All of the estimates are subject to change during the performance of the contract and, therefore, may affect the profit booking rate. When adjustments are required, any changes from prior estimates are recognized using the cumulative catch-up method with the impact of the change from inception-to-date recorded in the current period. The following table sets forth the aggregate gross amount of all program profit adjustments that are included within segment profit for the first quarter of 2012 and 2011:

(In millions)	2012	2011
Gross favorable	$17	$21
Gross unfavorable	(13)	(7)

Net adjustments	$4	$14

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended March 31, 2012. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2011 Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	OTHER INFORMATION

(a)	The Annual Meeting of Shareholders of Textron Inc. was held on April 25, 2012 in Providence, Rhode Island. Of the 279,811,899 shares outstanding as of the record date, 254,726,347 shares (approximately 91%) were present or represented by proxy at the meeting.

The results of the voting on the matters submitted to the shareholders are as follows:

1.	The following persons were elected to serve as directors until the next annual shareholders’ meeting and received the votes listed:

	For	Against	Abstain	Broker Non-Vote
Scott C. Donnelly	223,680,515	5,603,225	3,082,476	22,360,131
James T. Conway	223,760,667	5,497,372	3,108,177	22,360,131
Lawrence K. Fish	222,094,905	7,086,686	3,184,625	22,360,131
Paul E. Gagné	205,575,473	23,596,200	3,194,543	22,360,131
Dain M. Hancock	219,234,538	9,957,554	3,174,124	22,360,131
Lloyd G. Trotter	220,071,941	9,095,334	3,198,941	22,360,131

The following directors have terms of office which continued after the meeting: Class II expiring in 2013: Kathleen M. Bader, R. Kerry Clark, Ivor J. Evans, Lord Powell of Bayswater KCMG and James L. Ziemer.

2.	The advisory (non-binding) resolution to approve the compensation of our named executive officers, as disclosed in our proxy statement, was approved by the following vote:

For	Against	Abstain	Broker Non-Vote
211,743,037	15,683,111	4,940,068	22,360,131

3.	The material terms of the performance goals under the Textron Inc. Short-Term Incentive Plan was approved by the following vote:

For	Against	Abstain	Broker Non-Vote
218,507,701	10,791,716	3,066,799	22,360,131

4.	The material terms of the performance goals under the Textron Inc. 2007 Long-Term Incentive Plan was approved by the following vote:

For	Against	Abstain	Broker Non-Vote
217,825,020	11,437,960	3,103,236	22,360,131

5.	The appointment of Ernst & Young LLP by the Audit Committee as Textron’s independent registered public accounting firm for 2012 was ratified by the following vote:

For	Against	Abstain	Broker Non-Vote
248,730,063	3,753,414	2,242,870	0

Item 6.	EXHIBITS

10.1	Textron Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of April 28, 2010)

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	April 26, 2012	/s/ Richard L. Yates
Richard L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

10.1	Textron Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of April 28, 2010)

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.