Form 10-Q
period 2012-06-30
TEXTRON INC
filed 2012-07-26
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 13, 2012, there were 280,941,251 shares of common stock outstanding.

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues
Manufacturing revenues	$2,964	$2,695	$5,759	$5,148
Finance revenues	55	33	116	59
Total revenues	3,019	2,728	5,875	5,207
Costs, expenses and other
Cost of sales	2,435	2,225	4,747	4,280
Selling and administrative expense	283	295	591	599
Provision for losses on finance receivables	(7)	12	(3)	24
Interest expense	53	61	108	123
Total costs, expenses and other	2,764	2,593	5,443	5,026
Income from continuing operations before income taxes	255	135	432	181
Income tax expense	82	43	139	58
Income from continuing operations	173	92	293	123
Loss from discontinued operations, net of income taxes	(1)	(2)	(3)	(4)
Net income	$172	$90	$290	$119
Basic earnings per share
Continuing operations	$0.61	$0.33	$1.04	$0.44
Discontinued operations	—	(0.01)	(0.01)	(0.01)
Basic earnings per share	$0.61	$0.32	$1.03	$0.43
Diluted earnings per share
Continuing operations	$0.58	$0.29	$0.99	$0.39
Discontinued operations	—	—	(0.01)	(0.01)
Diluted earnings per share	$0.58	$0.29	$0.98	$0.38
Dividends per share
Common stock	$0.02	$0.02	$0.04	$0.04

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$172	$90	$290	$119
Other comprehensive income (loss), net of tax:
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	21	15	42	33
Foreign currency translation	(16)	7	(13)	23
Deferred gains on hedge contracts, net of reclassifications	(3)	(2)	(3)	—
Comprehensive income	$174	$110	$316	$175

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	June 30, 2012	December 31, 2011
Assets
Manufacturing group
Cash and equivalents	$898	$871
Accounts receivable, net	917	856
Inventories	2,759	2,402
Other current assets	704	1,134
Total current assets	5,278	5,263
Property, plant and equipment, less accumulated depreciation and amortization of $3,216 and $3,097	2,027	1,996
Goodwill	1,630	1,635
Other assets	1,510	1,508
Total Manufacturing group assets	10,445	10,402
Finance group
Cash and equivalents	13	14
Finance receivables held for investment, net	2,006	2,321
Finance receivables held for sale	244	418
Other assets	360	460
Total Finance group assets	2,623	3,213
Total assets	$13,068	$13,615
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$507	$146
Accounts payable	886	833
Accrued liabilities	1,837	1,952
Total current liabilities	3,230	2,931
Other liabilities	2,668	2,826
Long-term debt	1,809	2,313
Total Manufacturing group liabilities	7,707	8,070
Finance group
Other liabilities	200	333
Due to Manufacturing group	249	493
Debt	1,810	1,974
Total Finance group liabilities	2,259	2,800
Total liabilities	9,966	10,870
Shareholders’ equity
Common stock	35	35
Capital surplus	1,133	1,081
Retained earnings	3,536	3,257
Accumulated other comprehensive loss	(1,599)	(1,625)
	3,105	2,748
Less cost of treasury shares	3	3
Total shareholders’ equity	3,102	2,745
Total liabilities and shareholders’ equity	$13,068	$13,615
Common shares outstanding (in thousands)	280,828	278,873

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2012 and July 2, 2011, respectively

	Consolidated
(In millions)	2012	2011
Cash flows from operating activities
Net income	$290	$119
Less: Loss from discontinued operations	(3)	(4)
Income from continuing operations	293	123
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	183	195
Provision for losses on finance receivables held for investment	(3)	24
Portfolio losses on finance assets	41	44
Deferred income taxes	85	57
Other, net	6	79
Changes in assets and liabilities:
Accounts receivable, net	(67)	36
Inventories	(387)	(276)
Other assets	24	(51)
Accounts payable	57	110
Accrued and other liabilities	(317)	(230)
Captive finance receivables, net	117	106
Other operating activities, net	(4)	2
Net cash provided by operating activities of continuing operations	28	219
Net cash used in operating activities of discontinued operations	(3)	(2)
Net cash provided by operating activities	25	217
Cash flows from investing activities
Finance receivables originated or purchased	(19)	(110)
Finance receivables repaid	336	422
Proceeds on receivable sales	69	257
Capital expenditures	(158)	(169)
Proceeds from sale of repossessed assets and properties	48	72
Other investing activities, net	30	29
Net cash provided by investing activities	306	501
Cash flows from financing activities
Increase in short-term debt	—	189
Payments on long-term lines of credit	—	(940)
Principal payments on long-term and nonrecourse debt	(393)	(511)
Proceeds from issuance of long-term debt	88	265
Dividends paid	(11)	(11)
Other financing activities, net	12	(1)
Net cash used in financing activities	(304)	(1,009)
Effect of exchange rate changes on cash and equivalents	(1)	11
Net increase (decrease) in cash and equivalents	26	(280)
Cash and equivalents at beginning of period	885	931
Cash and equivalents at end of period	$911	$651

See Notes to the consolidated financial statements

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Six Months Ended June 30, 2012 and July 2, 2011, respectively

	Manufacturing Group		Finance Group
(In millions)	2012	2011	2012	2011
Cash flows from operating activities
Net income (loss)	$264	$171	$26	$(52)
Less: Loss from discontinued operations	(3)	(4)	—	—
Income (loss) from continuing operations	267	175	26	(52)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance Group	315	179	—	—
Capital contribution paid to Finance Group	(240)	(112)	—	—
Non-cash items:
Depreciation and amortization	170	180	13	15
Provision for losses on finance receivables held for investment	—	—	(3)	24
Portfolio losses on finance assets	—	—	41	44
Deferred income taxes	57	50	28	7
Other, net	50	66	(44)	13
Changes in assets and liabilities:
Accounts receivable, net	(67)	36	—	—
Inventories	(388)	(279)	—	—
Other assets	26	(51)	(2)	(3)
Accounts payable	57	110	—	—
Accrued and other liabilities	(162)	(210)	(155)	(20)
Other operating activities, net	(4)	2	—	—
Net cash provided by (used in) operating activities of continuing operations	81	146	(96)	28
Net cash used in operating activities of discontinued operations	(3)	(2)	—	—
Net cash provided by (used in) operating activities	78	144	(96)	28
Cash flows from investing activities
Finance receivables originated or purchased	—	—	(114)	(244)
Finance receivables repaid	—	—	548	662
Proceeds on receivable sales	—	—	69	257
Capital expenditures	(158)	(169)	—	—
Proceeds from sale of repossessed assets and properties	—	—	48	72
Other investing activities, net	2	(42)	29	37
Net cash provided by (used in) investing activities	(156)	(211)	580	784
Cash flows from financing activities
Increase in short-term debt	—	189	—	—
Payments on long-term lines of credit	—	—	—	(940)
Intergroup financing	245	(395)	(245)	395
Principal payments on long-term and nonrecourse debt	(139)	(13)	(254)	(498)
Proceeds from issuance of long-term debt	—	—	88	265
Capital contributions paid to Finance group under Support Agreement	—	—	240	112
Other capital contributions paid to Finance group	—	—	—	40
Dividends paid	(11)	(11)	(315)	(179)
Other financing activities, net	11	(1)	1	—
Net cash provided by (used in) financing activities	106	(231)	(485)	(805)
Effect of exchange rate changes on cash and equivalents	(1)	10	—	1
Net increase (decrease) in cash and equivalents	27	(288)	(1)	8
Cash and equivalents at beginning of period	871	898	14	33
Cash and equivalents at end of period	$898	$610	$13	$41

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

During 2012 and 2011, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  The changes in estimates increased income from continuing operations before income taxes in the second quarter of 2012 and 2011 by $12 million and $10 million, respectively, ($8 million and $7 million after tax, or $0.03 and $0.02 per diluted share, respectively).  For the second quarter of 2012 and 2011, the gross favorable program profit adjustments totaled $23 million and $21 million, respectively, and the gross unfavorable program profit adjustments totaled $11 million for each quarter.

The changes in estimates increased income from continuing operations before income taxes in the first half of 2012 and 2011 by $16 million and $24 million, ($10 million and $15 million after tax, or $0.04 and $0.05 per diluted share, respectively).  For the first half of 2012 and 2011, the gross favorable program profit adjustments totaled $40 million and $42 million, respectively, and the gross unfavorable program profit adjustments totaled $24 million and $18 million, respectively.

Note 2:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees. The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Three Months Ended
Service cost	$29	$32	$1	$2
Interest cost	76	82	7	8
Expected return on plan assets	(102)	(98)	—	—
Amortization of prior service cost (credit)	4	4	(3)	(2)
Amortization of net loss	30	19	1	3
Net periodic benefit cost	$37	$39	$6	$11
Six Months Ended
Service cost	$59	$64	$3	$4
Interest cost	152	164	13	16
Expected return on plan assets	(203)	(196)	—	—
Amortization of prior service cost (credit)	8	8	(6)	(3)
Amortization of net loss	59	38	3	6
Net periodic benefit cost	$75	$78	$13	$23

Note 3:  Earnings Per Share

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Basic weighted-average shares outstanding	281,114	277,406	280,568	276,882
Dilutive effect of:
Convertible notes and warrants	14,021	36,838	13,960	39,275
Stock options and restricted stock units	412	964	552	1,104
Diluted weighted-average shares outstanding	295,547	315,208	295,080	317,261

Stock options to purchase 7 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2012, as the exercise prices were greater than the average market price of our common stock for the periods.  Stock options to purchase 3 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for both the three and six months ended July 2, 2011, as the exercise prices were greater than the average market price of our common stock for the periods.  These securities could potentially dilute EPS in the future.

Note 4:  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	June 30, 2012	December 31, 2011
Commercial	$577	$528
U.S. Government contracts	358	346
	935	874
Allowance for doubtful accounts	(18)	(18)
Total accounts receivable, net	$917	$856

We have unbillable receivables primarily on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $213 million at June 30, 2012 and $192 million at December 31, 2011.

Finance Receivables

Finance receivables by product line, which includes both finance receivables held for investment and finance receivables held for sale, are presented in the following table.  Beginning this quarter, we are reporting our captive business as one product line, which primarily includes aviation finance receivables, and to a limited extent, golf equipment finance receivables.

(In millions)	June 30, 2012	December 31, 2011
Captive	$1,753	$1,945
Golf Mortgage	244	381
Timeshare	203	318
Structured Capital	149	208
Other liquidating	23	43
Total finance receivables	2,372	2,895
Less: Allowance for losses	122	156
Less: Finance receivables held for sale	244	418
Total finance receivables held for investment, net	$2,006	$2,321

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

A summary of finance receivables held for investment categorized based on the credit quality indicators discussed above is as follows:

	June 30, 2012				December 31, 2011
(In millions)	Performing	Watchlist	Nonaccrual	Total	Performing	Watchlist	Nonaccrual	Total
Captive	$1,491	$150	$112	$1,753	$1,558	$251	$136	$1,945
Timeshare	73	4	126	203	89	25	167	281
Structured Capital	144	5	—	149	203	5	—	208
Other liquidating	9	—	14	23	25	—	18	43
Total	$1,717	$159	$252	$2,128	$1,875	$281	$321	$2,477
% of Total	80.7%	7.5%	11.8%		75.7%	11.3%	13.0%

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

Finance receivables held for investment by delinquency aging category are summarized in the table below:

	June 30, 2012					December 31, 2011
(In millions)	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total
Captive	$1,571	$43	$71	$68	$1,753	$1,758	$69	$43	$75	$1,945
Timeshare	171	10	—	22	203	238	3	—	40	281
Structured Capital	149	—	—	—	149	208	—	—	—	208
Other liquidating	15	—	—	8	23	35	—	—	8	43
Total	$1,906	$53	$71	$98	$2,128	$2,239	$72	$43	$123	$2,477

We had no accrual status loans that were greater than 90 days past due at June 30, 2012 or at December 31, 2011.  At June 30, 2012, the 60+ days contractual delinquency as a percentage of finance receivables held for investment was 7.94%, compared with 6.70% at December 31, 2011.

Loan Modifications

Troubled debt restructurings occur when we have either modified the contract terms of finance receivables held for investment for borrowers experiencing financial difficulties or accepted a transfer of assets in full or partial satisfaction of the loan balance.  The types of modifications we typically make include extensions of the original maturity date of the contract, extensions of revolving borrowing periods, delays in the timing of required principal payments, deferrals of interest payments, advances to protect the value of our collateral and principal reductions contingent on full repayment prior to the maturity date.  The changes effected by modifications made during the first half of 2012 to finance receivables held for investment were not material, primarily as a result of the reclassification of the Golf Mortgage finance receivables from the held for investment classification to the held for sale classification at December 31, 2011.

Impaired Loans

We evaluate individual finance receivables held for investment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios for impairment on a quarterly basis.  Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  There was no significant interest income recognized on impaired loans in the first half of 2012 or 2011.

A summary of impaired finance receivables, excluding leveraged leases, is provided below:

	Recorded Investment
(In millions)	Impaired Loans with No Related Allowance for Credit Losses	Impaired Loans with Related Allowance for Credit Losses	Total Impaired Loans	Unpaid Principal Balance	Allowance For Losses On Impaired Loans	Average Recorded Investment
June 30, 2012
Captive	$28	$85	$113	$119	$23	$121
Timeshare	95	62	157	214	29	195
Other liquidating	1	12	13	23	9	14
Total	$124	$159	$283	$356	$61	$330
December 31, 2011
Captive	$47	$94	$141	$144	$40	$149
Timeshare	170	57	227	288	38	315
Golf Mortgage	—	—	—	—	—	232
Other liquidating	3	12	15	59	9	30
Total	$220	$163	$383	$491	$87	$726

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

The evaluation of our portfolios is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the estimated fair value of the underlying collateral, which may differ from actual results.  While our analysis is specific to each individual account, critical factors included in this analysis vary by product line and include the following:

•                  Captive - industry valuation guides, age and physical condition of the collateral, payment history, and existence and financial strength of guarantors.

•                  Timeshare - historical performance of consumer notes receivable collateral, real estate valuations, operating expenses of the borrower, the impact of bankruptcy court rulings on the value of the collateral, legal and other professional expenses and borrower’s access to capital.

We also establish an allowance for losses by product line to cover probable but specifically unknown losses existing in the portfolio. For homogeneous portfolios, including Captive, the allowance is established as a percentage of non-recourse finance receivables, which have not been identified as requiring specific reserves.  The percentage is based on a combination of factors, including historical loss experience, current delinquency and default trends, collateral values and both general economic and specific industry trends.  For non-homogeneous portfolios, such as Timeshare, the allowance is established as a percentage of watchlist balances, as defined on page 10, which represents a combination of assumed default likelihood and loss severity based on historical experience, industry trends and collateral values.  In estimating our allowance for losses to cover accounts not specifically identified, critical factors vary by product line and include the following:

•                  Captive - the collateral value of the portfolio, historical default experience and delinquency trends.

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

A rollforward of the allowances for losses on finance receivables held for investment is provided below:

(In millions)	Captive	Golf Mortgage	Timeshare	Other liquidating	Total
For the six months ended June 30, 2012
Beginning balance	$101	$—	$40	$15	$156
Provision for losses	—	—	2	(5)	(3)
Charge-offs	(26)	—	(13)	(1)	(40)
Recoveries	7	—	—	2	9
Ending balance	$82	$—	$29	$11	$122
For the six months ended July 2, 2011
Beginning balance	$123	$79	$106	$34	$342
Provision for losses	14	(1)	10	1	24
Charge-offs	(26)	(4)	(28)	(10)	(68)
Recoveries	6	—	—	8	14
Transfers	—	—	—	(13)	(13)
Ending balance	$117	$74	$88	$20	$299

A summary of the allowance for losses on finance receivables that are evaluated on an individual and on a collective basis is provided below.  The finance receivables reported in this table specifically exclude $149 million and $281 million of leveraged leases at June 30, 2012 and July 2, 2011, respectively, in accordance with authoritative accounting standards.

	June 30, 2012				July 2, 2011
			Allowance	Allowance			Allowance	Allowance
	Finance		Based on	Based on	Finance		Based on	Based on
	Receivables Evaluated		Individual	Collective	Receivables Evaluated		Individual	Collective
(In millions)	Individually	Collectively	Evaluation	Evaluation	Individually	Collectively	Evaluation	Evaluation
Captive	$113	$1,640	$23	$59	$143	$2,009	$44	$73
Timeshare	157	46	29	—	322	188	86	2
Golf Mortgage	—	—	—	—	294	325	44	30
Other liquidating	13	10	9	2	28	54	9	11
Total	$283	$1,696	$61	$61	$787	$2,576	$183	$116

Note 5:  Inventories

(In millions)	June 30, 2012	December 31, 2011
Finished goods	$1,288	$1,012
Work in process	2,260	2,202
Raw materials	449	399
	3,997	3,613
Progress/milestone payments	(1,238)	(1,211)
	$2,759	$2,402

Note 6: Debt

At June 30, 2012, the principal amount of our convertible senior notes was $215 million. Our common stock price exceeded the $17.06 per share conversion threshold price set forth for these convertible notes for at least 20 trading days during the 30 consecutive trading days ended June 30, 2012. Accordingly, these notes are convertible at the holder’s option through September 30, 2012. We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the convertible notes. Based on a June 30, 2012 stock price of $24.87, the “if converted value” exceeds the face amount of the remaining notes by $192 million; however, after giving effect to the exercise of the related outstanding call options and warrants, the incremental cash or share settlement in excess of the face amount would result in either a 6 million net share issuance or a cash payment of $149 million, or a combination of cash and stock, at our option.

Note 7: Accrued Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years. Changes in our warranty and product maintenance liabilities are as follows:

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Accrual at the beginning of period	$224	$242
Provision	124	111
Settlements	(123)	(116)
Adjustments to prior accrual estimates	(4)	(7)
Accrual at the end of period	$221	$230

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

On February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against TFC, Fortress Credit Corp. and Fair Facility I, LLC.  TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007.  The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors.  The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims.  The Trustee also seeks trebled damages on all claims under Ohio law.  We intend to vigorously defend this lawsuit, and on April 20, 2012, TFC moved to dismiss all claims in the complaint.  That motion is still pending.  An estimate of a range of possible loss cannot be made at this time due to the early stage of the litigation.

Note 9:  Derivative Instruments and Fair Value Measurements

We measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We prioritize the assumptions that market participants would use in pricing the asset or liability into a three-tier fair value hierarchy.  This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exist, requiring companies to develop their own assumptions.  Observable inputs that do not meet the criteria of Level 1, which include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2.  Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are utilized only to the extent that observable inputs are not available or cost-effective to obtain.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The assets and liabilities that are recorded at fair value on a recurring basis consist primarily of our derivative financial instruments, which are categorized as Level 2 in the fair value hierarchy.  The fair value amounts of these instruments that are designated as hedging instruments are provided below:

			Asset (Liability)
(In millions)	Borrowing Group	Balance Sheet Location	June 30, 2012	December 31, 2011
Assets
Interest rate exchange contracts*	Finance	Other assets	$16	$22
Foreign currency exchange contracts	Manufacturing	Other current assets	5	9
Total			$21	$31
Liabilities
Interest rate exchange contracts*	Finance	Other liabilities	$(9)	$(7)
Foreign currency exchange contracts	Manufacturing	Accrued liabilities	(1)	(5)
Total			$(10)	$(12)

*Interest rate exchange contracts represent fair value hedges.

The Finance group’s interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared with a standard AA-rated counterparty; however, this had no significant impact on the valuation at June 30, 2012.  At June 30, 2012 and December 31, 2011, we had interest rate exchange contracts with notional amounts upon which the contracts were based of $770 million and $848 million, respectively.

Foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At June 30, 2012 and December 31, 2011, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $680 million and $645 million, respectively.

Fair Value Hedges

Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates.  By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows.  The amount of ineffectiveness on our fair value hedges and the gain (loss) recorded in the Consolidated Statements of Operations were both insignificant in the first half of 2012 and 2011.

Cash Flow Hedges

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities in the normal course of business.  We primarily utilize forward exchange contracts and purchased options with maturities of no more than three years that qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At June 30, 2012, we had a net deferred gain of $5 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on these cash flow hedges, including gains and losses related to hedge ineffectiveness, were not material in the three and six months ended June 30, 2012 and July 2, 2011.  We do not expect the amount of gains and losses in Accumulated other comprehensive loss that will be reclassified to earnings in the next twelve months to be material.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges.  If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings.  Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustment account within other comprehensive income, produced a $4 million after-tax gain for the first half of 2012, resulting in an accumulated net gain balance of $22 million at June 30, 2012.  The ineffective portion of these hedges was insignificant.

Assets Recorded at Fair Value on a Nonrecurring Basis

The fair value measurement adjustments recorded during the first half of 2012 and 2011 for each asset class measured on a nonrecurring basis are presented in the gain (loss) columns below, along with the balance of the asset class measured at fair value at the end of each period.  These assets are in the Finance group and were measured using significant unobservable inputs (Level 3).

			Gain (Loss)
	Balance at		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Finance receivables held for sale	$244	$180	$44	$(14)
Impaired finance receivables	110	407	(7)	(50)
Repossessed assets and properties	138	91	(32)	(18)

Finance Receivables Held for Sale — Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value.  There are no active, quoted market prices for these finance receivables.  At June 30, 2012, our finance receivables held for sale represents the Golf Mortgage portfolio.  Fair value of this portfolio was determined based on the use of discounted cash flow models to estimate the price we expect to receive in the principal market for each pool of similar loans, in an orderly transaction.  The discount rates utilized in these models are derived from prevailing interest rate indices and are based on the nature of the assets, discussions with market participants and our experience in the actual disposition of similar assets.  The cash flow models also include the use of qualitative assumptions regarding the borrower’s ability to pay and the period of time that will likely be required to restructure and/or exit the account through acquisition of the underlying collateral.  We utilize revenue and earnings multiples to determine the expected value of the loan collateral. The range of multiples used is based on bids from prospective buyers, inputs from market participants and prices at which sales have been transacted for similar properties.  The gains on finance receivables held for sale for the six months ended June 30, 2012 are primarily the result of the payoff and sale of loans at prices in excess of the values established in previous periods.

Based on our qualitative assumptions, we separate the loans into three categories for the cash flow models.  In the first category, we include loans that we assume will be paid in accordance with the contractual terms of the loan.  In the second category, we include loans where we perceive that the borrower has less of an ability to pay, and we assume that the loan will be restructured and resolved typically over a period of one to four years.  For the third category, we assume that the borrower will default on the loan and that it will be resolved within an average of 24 months.  The fair values of these finance receivables are sensitive to variability in both the quantitative and qualitative assumptions.  Changes in the borrower’s ability to pay or the period of time required to restructure and/or exit accounts may significantly increase or decrease the fair value of these finance receivables, and, to a lesser extent, fluctuations in discount rates and/or revenue and earnings multiples could also change the fair value of these finance receivables.

Impaired Finance Receivables — Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For our Captive impaired nonaccrual finance receivables, fair values of collateral are determined based on the use of industry pricing guides.  Our Timeshare impaired nonaccrual finance receivables largely consist of notes receivable loans to developers of resort properties which are collateralized by pools of consumer notes receivable.  Fair values of collateral are estimated using cash flow models incorporating estimates of credit losses in the consumer notes pools and the developer’s ability to mitigate losses through the repurchase or replacement of defaulted notes.  Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses and primarily related to initial fair value adjustments.

Repossessed assets and properties — Repossessed assets and properties in the table above primarily include both golf and hotel properties and aviation assets at June 30, 2012.  The fair value of our golf and hotel properties is determined based on the use of discounted cash flow models, bids from prospective buyers or inputs from market participants.  The fair value of our aviation assets is largely determined based on the use of industry pricing guides.  If the carrying amount of these assets is higher than their estimated fair value, we record a corresponding charge to income for the difference.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	June 30, 2012		December 31, 2011
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,189)	$(2,536)	$(2,328)	$(2,561)
Finance group
Finance receivables held for investment, excluding leases	1,750	1,676	1,997	1,848
Debt	(1,810)	(1,749)	(1,974)	(1,854)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions or Level 2 inputs.  At June 30, 2012 and December 31, 2011, approximately 43% and 53%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions (Level 1).  The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). Fair value estimates for finance receivables held for investment were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 10:  Segment Information

We operate in, and report financial information for, the following five business segments: Cessna, Bell, Textron Systems, Industrial and Finance.  Segment profit is an important measure used for evaluating performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense and certain corporate expenses.  The measurement for the Finance segment includes interest income and expense along with intercompany interest expense.  Provisions for losses on finance receivables involving the sale or lease of our products are recorded by the selling manufacturing division when our Finance group has recourse to the Manufacturing group.

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
REVENUES
Manufacturing Group
Cessna	$763	$652	$1,432	$1,208
Bell	1,056	872	2,050	1,621
Textron Systems	389	452	766	897
Industrial	756	719	1,511	1,422
	2,964	2,695	5,759	5,148
Finance Group	55	33	116	59
Total revenues	$3,019	$2,728	$5,875	$5,207
SEGMENT OPERATING PROFIT
Manufacturing Group
Cessna	$35	$5	$29	$(33)
Bell	152	120	297	211
Textron Systems	40	49	75	102
Industrial	61	55	134	116
	288	229	535	396
Finance Group	22	(33)	34	(77)
Segment profit	310	196	569	319
Corporate expenses and other, net	(20)	(23)	(67)	(62)
Interest expense, net for Manufacturing group	(35)	(38)	(70)	(76)
Income from continuing operations before income taxes	$255	$135	$432	$181

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues	$3,019	$2,728	$5,875	$5,207
% change compared with prior period	11%		13%

Revenues increased $291 million, 11%, in the second quarter of 2012, compared with the corresponding period of 2011.  This increase was due to revenue increases in the Bell, Cessna, Industrial and Finance segments that were partially offset by lower revenues in the Textron Systems segment.  The net revenue increase included the following factors:

•                  Higher Bell revenues of $184 million, largely due to higher commercial aircraft volume.

•                  Higher Cessna revenues of $111 million, primarily due to higher Citation jet volume.

•                  Increased Industrial segment revenues of $37 million, primarily due to higher volume, mostly reflecting higher market demand in the Fuel Systems and Functional Components and Golf and Turf Care product lines, partially offset by unfavorable foreign exchange primarily related to the weakening of the euro.

•                  Higher Finance revenues of $22 million due to lower portfolio losses and favorable net valuation adjustments related to the non-captive business, partially offset by a decline in revenues attributable to lower average finance receivables of $1.2 billion.

•                  Lower Textron Systems revenues of $63 million, primarily due to lower volume in the Weapons and Sensors and Land & Marine product lines.

Revenues increased $668 million, 13%, in the first half of 2012, compared with the corresponding period of 2011, as revenue increases in the Bell, Cessna, Industrial and Finance segments were partially offset by lower revenues in the Textron Systems segments.  The net revenue increase included the following factors:

•                  Higher Bell revenues of $429 million, largely due to higher commercial aircraft volume and higher volume in our military programs.

•                  Higher Cessna revenues of $224 million, primarily due to higher Citation jet volume.

•                  Increased Industrial segment revenues of $89 million, primarily due to higher volume, mostly reflecting higher market demand in the Fuel Systems and Functional Components and Golf and Turf Care product lines, partially offset by unfavorable foreign exchange primarily related to the weakening of the euro.

•                  Higher Finance revenues of $57 million as favorable net valuation adjustments related to the non-captive business and lower portfolio losses offset a decline in revenues attributable to lower average finance receivables of $1.3 billion.

•                  Lower Textron Systems revenues of $131 million, primarily due to lower volume across all product lines.

Cost of Sales and Selling and Administrative Expense

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Operating expenses	$2,718	$2,520	$5,338	$4,879
% change compared with prior period	8%		9%
Cost of sales	$2,435	$2,225	$4,747	$4,280
% change compared with prior period	9%		11%
Gross margin percentage of Manufacturing revenues	17.8%	17.4%	17.6%	16.9%
Selling and administrative expense	$283	$295	$591	$599
% change compared with prior period	(4)%		(1)%

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses.  Changes in operating expenses are more fully discussed in our Segment Analysis below.

Consolidated manufacturing cost of sales as a percentage of Manufacturing revenues was 82.2% and 82.6% in the second quarter of 2012 and 2011, respectively.  On a dollar basis, consolidated manufacturing cost of sales increased $210 million, 9%, in the second quarter of 2012, compared with the corresponding period of 2011, principally due to higher net sales volume in the Bell, Cessna and Industrial segments, partially offset by lower net sales volume at Textron Systems.  Cost of sales was favorably impacted at the Industrial segment due to the impact of foreign exchange on direct materials and labor of $27 million, largely due to fluctuations with the euro.  In the second quarter of 2012, gross margin increased as a percentage of Manufacturing revenues primarily due to favorable product mix at Bell and improved leverage on higher volume at the Bell, Cessna and Industrial segments.

Consolidated manufacturing cost of sales as a percentage of Manufacturing revenues was 82.4% and 83.1% in the first half of 2012 and 2011, respectively.  On a dollar basis, consolidated cost of sales increased $467 million, 11%, in the first half of 2012, principally due to higher net sales volume in the Bell, Cessna and Industrial segments, partially offset by lower net sales volume at Textron Systems.  Cost of sales was favorably impacted at the Industrial segment due to the impact of foreign exchange on direct materials and labor of $33 million, largely due to fluctuations with the euro.  In the first half of 2012, gross margin increased as a percentage of Manufacturing revenues primarily due to favorable product mix at Bell and improved leverage on higher volume at the Bell, Cessna and Industrial segments.

On a consolidated basis, selling and administrative expense decreased $12 million, 4%, to $283 million in the second quarter of 2012, compared with the corresponding period of 2011. For the first half of 2012, selling and administrative expense decreased $8 million, 1%, to $591 million, compared with the corresponding period of 2011.  These changes were largely driven by a $10 million and $20 million reduction in operating expense at the Finance segment in the second quarter and first half of 2012 compared with the corresponding periods of 2011, respectively, primarily associated with the exit of the non-captive business.

Backlog

(In millions)	June 30, 2012	December 31, 2011
Bell	$6,739	$7,346
Cessna	1,526	1,889
Textron Systems	2,653	1,337

Backlog increased $1.3 billion at Textron Systems in the first half of 2012 largely due to additional orders in the Unmanned Aircraft Systems (UAS) and Land & Marine product lines.  Backlog at Bell and Cessna decreased $0.6 billion and $0.4 billion, respectively, in the first half of 2012, primarily reflecting deliveries in excess of orders.

Segment Analysis

We operate in, and report financial information for, the following five business segments: Cessna, Bell, Textron Systems, Industrial and Finance.  Segment profit is an important measure used for evaluating performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense and certain corporate expenses.  The measurement for the Finance segment includes interest income and expense along with intercompany interest expense.

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

Cessna

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues	$763	$652	$1,432	$1,208
Operating expenses	728	647	1,403	1,241
Segment profit (loss)	35	5	29	(33)
Profit margin	4.6%	0.8%	2.0%	(2.7)%

Cessna Revenues and Operating Expenses

The following factors contributed to the change in Cessna’s revenues for the periods:

(In millions)	Q2 2012 versus Q2 2011	YTD 2012 versus YTD 2011
Volume	$116	$227
Other	(5)	(3)
Total change	$111	$224

In the second quarter of 2012, Cessna’s revenues increased $111 million, 17%, compared with the corresponding period of 2011, primarily due to higher Citation business jet volume reflecting a modest recovery in the jet market, which had a $101 million impact.  We delivered 49 Citation jets in the second quarter of 2012, compared with 38 jets in the corresponding period of 2011.  During the second quarter of 2012, the portion of Cessna’s revenues derived from aftermarket sales and services represented 26% of Cessna’s revenues, compared with 29% in the second quarter of 2011.

In the first half of 2012, Cessna’s revenues increased $224 million, 19%, compared with the corresponding period of 2011, primarily due to a $176 million impact from higher Citation business jet volume reflecting a modest recovery in the jet market and an increase of $24 million resulting from higher aftermarket volume, primarily due to part sales.  We delivered 87 and 69 Citation business jets in the first half of 2012 and 2011, respectively.  During the first half of 2012, the portion of Cessna’s revenues derived from aftermarket sales and services represented 28% of Cessna’s revenues, compared with 31% in the first half of 2011.

Cessna’s operating expenses increased by $81 million, 13%, in the second quarter of 2012, compared with the corresponding period of 2011, primarily due to higher direct material cost and manufacturing overhead of $61 million and $24 million, respectively, resulting from higher sales volume.

Cessna’s operating expenses increased by $162 million, 13%, in the first half of 2012, compared with the corresponding period of 2011, primarily due to higher direct material cost and manufacturing overhead of $122 million and $46 million, respectively, resulting from higher sales volume.

Cessna Segment Profit

The following factors contributed to the change in Cessna’s segment profit for the periods:

(In millions)	Q2 2012 versus Q2 2011	YTD 2012 versus YTD 2011
Volume	$33	$59
Other	(3)	3
Total change	$30	$62

Cessna’s segment profit increased $30 million in the second quarter of 2012, compared with the corresponding period of 2011, primarily due to higher volume of $33 million as described above.

Cessna’s segment profit was $62 million higher in the first half of 2012, compared with the corresponding period of 2011, primarily due to higher volume of $59 million as described above.  Profit margins improved primarily due to the leveraging of higher sales volume over fixed operating costs.

Bell

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues
V-22 program	$391	$360	$787	$718
Other military	229	259	478	429
Commercial	436	253	785	474
Total revenues	1,056	872	2,050	1,621
Operating expenses	904	752	1,753	1,410
Segment profit	152	120	297	211
Profit margin	14.4%	13.8%	14.5%	13.0%

Bell manufactures helicopters, tiltrotor aircraft, and related spare parts and provides services for military and commercial markets.  Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q2 2012 versus Q2 2011	YTD 2012 versus YTD 2011
Volume	$180	$421
Other	4	8
Total change	$184	$429

Bell’s revenues increased $184 million, 21%, in the second quarter of 2012, compared with the corresponding period of 2011, primarily due to higher volume which included the following factors:

•                  $179 million increase in commercial volume, largely related to higher deliveries reflecting improved global demand.  Bell delivered 47 commercial aircraft in the second quarter of 2012, compared with 22 aircraft in the second quarter of 2011.

•                  $31 million increase in volume related to the V-22 program, primarily reflecting higher revenues related to the support of fielded V-22 aircraft.  Bell delivered 9 V-22 aircraft in both the second quarters of 2012 and 2011, respectively.

•                  $30 million decrease in other military volume, primarily due to the timing of deliveries under our contracts.  We delivered 6 H-1 aircraft in the second quarter of 2012, compared with 8 aircraft in the second quarter of 2011.

Bell’s revenues increased $429 million, 26%, in the first half of 2012, compared with the corresponding period of 2011, primarily due to higher volume which included the following factors:

•                  $303 million increase in commercial volume, largely related to higher deliveries reflecting improved global demand.  Bell delivered 77 commercial aircraft in the first half of 2012, compared with 37 aircraft in the first half of 2011.

•                  $69 million increase in volume related to the V-22 program, primarily reflecting higher revenues related to the support of fielded V-22 aircraft and higher aircraft deliveries.  Bell delivered 19 V-22 aircraft in the first half of 2012, compared with 18 deliveries in the first half of 2011.

•                  $49 million increase in other military volume, primarily due to the timing of deliveries under our contracts.  We delivered 13 H-1 aircraft in the first half of 2012, compared with 12 aircraft in the first half of 2011.

Bell’s operating expenses increased $152 million, 20%, in the second quarter of 2012, compared with the corresponding period of 2011, primarily due to higher sales volume as discussed above.

Bell’s operating expenses increased $343 million, 24%, in the first half of 2012, compared with the corresponding period of 2011, primarily due to higher sales volume discussed above.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q2 2012 versus Q2 2011	YTD 2012 versus YTD 2011
Volume and mix	$44	$101
Other	(12)	(15)
Total change	$32	$86

Bell’s segment profit increased $32 million, 27%, in the second quarter of 2012, compared with the second quarter of 2011, primarily due to higher volume and mix in our commercial aircraft business as described above.  Segment profit was also impacted by higher research and development expense of $12 million due to the ramp-up of new product development.

Bell’s segment profit increased $86 million, 41%, in the first half of 2012, compared with the first half of 2011, primarily due to higher volume and mix in our commercial aircraft business as described above.  Segment profit was also impacted by higher selling and administrative expenses of $15 million and higher research and development costs of $10 million due to the ramp-up of new product development.

Textron Systems

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues	$389	$452	$766	$897
Operating expenses	349	403	691	795
Segment profit	40	49	75	102
Profit margin	10.3%	10.8%	9.8%	11.4%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q2 2012 versus Q2 2011	YTD 2012 versus YTD 2011
Volume	$(65)	$(134)
Other	2	3
Total change	$(63)	$(131)

Revenues at Textron Systems decreased $63 million, 14%, in the second quarter of 2012, compared with the second quarter of 2011, primarily due to lower volume reflecting the following changes:

•                  Lower Weapons and Sensors revenues of $51 million, largely due to the timing of deliveries on our contracts.

•                  Lower Land & Marine volume of $12 million, primarily related to lower deliveries based on current contract requirements.

Revenues at Textron Systems decreased $131 million, 15%, in the first half of 2012, compared with the first half of 2011, primarily due to lower volume reflecting the following changes:

•                  Lower UAS volume of $47 million, largely due to the timing of deliveries.

•                  Lower Weapons and Sensors revenues of $32 million, primarily due to the completion of several contracts in the first quarter of 2011.

•                  Lower Land & Marine volume of $29 million, primarily related to lower deliveries based on current contract requirements.

•                  Lower Mission Support and Other product line volume of $23 million, primarily due to the completion of certain contracts in the first half of 2011.

Textron Systems’ operating expenses decreased $54 million, 13%, in the second quarter of 2012, compared with the second quarter of 2011, primarily due to the lower volume.

Textron Systems’ operating expenses decreased $104 million, 13%, in the first half of 2012, compared with the first half of 2011, primarily due to the lower volume and the impact of headcount reductions and other cost reduction initiatives.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q2 2012 versus Q2 2011	YTD 2012 versus YTD 2011
Volume and mix	$(24)	$(48)
Performance	14	19
Other	1	2
Total change	$(9)	$(27)

Segment profit at Textron Systems decreased $9 million, 18%, in the second quarter of 2012, compared with the corresponding period of 2011, primarily due to the impact of lower volume described above and deliveries on lower margin contracts during the current period.  The favorable performance of $14 million primarily reflects the impact of headcount reductions and other cost reduction initiatives.

Segment profit at Textron Systems decreased $27 million, 26%, in the first half of 2012, compared with the corresponding period of 2011, primarily due to the impact of lower volume described above and deliveries on lower margin contracts during the current period.  The favorable performance of $19 million primarily reflects the impact of headcount reductions and other cost reduction initiatives.

Industrial

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues:
Fuel Systems and Functional Components	$468	$450	$960	$921
Other Industrial	288	269	551	501
Total revenues	756	719	1,511	1,422
Operating expenses	695	664	1,377	1,306
Segment profit	61	55	134	116
Profit margin	8.1%	7.6%	8.9%	8.2%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q2 2012 versus Q2 2011	YTD 2012 versus YTD 2011
Volume	$70	$128
Foreign exchange	(39)	(51)
Other	6	12
Total change	$37	$89

Industrial segment revenues increased $37 million, 5%, in the second quarter of 2012, compared with the corresponding period of 2011.  Volume increased largely due to a $51 million increase in the Fuel Systems and Functional Components product line, reflecting higher automotive industry demand in North America and Asia, and $19 million in the Other Industrial product lines, largely related to higher market demand in the Golf and Turf Care product line.  The unfavorable foreign exchange impact was mostly related to the weakening of the euro, which primarily impacted the Fuel Systems and Functional Components product line.

Industrial segment revenues increased $89 million, 6%, in the first half of 2012, compared with the corresponding period of 2011.  Volume increased largely due to an $87 million increase in the Fuel Systems and Functional Components product line, reflecting higher automotive industry demand in North America and Asia, and $41 million in the Other Industrial product lines, largely related to higher market demand in the Golf and Turf Care product line.  The unfavorable foreign exchange impact was mostly related to the weakening of the euro, which primarily impacted the Fuel Systems and Functional Components product line.

Operating expenses for the Industrial segment increased $31 million, 5%, in the second quarter of 2012, compared with the corresponding period of 2011, largely due to $55 million in higher direct material costs in support of higher sales volume.  Operating expenses were also impacted by cost inflation of $12 million primarily due to higher commodity and material component costs.  These increases in operating expenses were partially offset by a favorable foreign exchange impact of $36 million, largely due to the weakening of the euro.

Operating expenses for the Industrial segment increased $71 million, 5%, in the first half of 2012, compared with the corresponding period of 2011, largely due to $103 million in higher direct material costs in support of higher sales volume.  Operating expenses were also impacted by cost inflation of $24 million primarily due to higher commodity and material component costs.  These increases in operating expenses were partially offset by a favorable foreign exchange impact of $46 million, largely due to the weakening of the euro.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q2 2012 versus Q2 2011	YTD 2012 versus YTD 2011
Volume	$15	$26
Other	(9)	(8)
Total change	$6	$18

Segment profit for the Industrial segment increased $6 million, 11%, in the second quarter of 2012, compared with the corresponding period of 2011, primarily due to a $15 million impact from higher volume as described above.

Segment profit for the Industrial segment increased $18 million, 16%, in the first half of 2012, compared with the corresponding period of 2011, primarily due to a $26 million impact from higher volume as described above.

Finance

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues	$55	$33	$116	$59
Segment profit (loss)	22	(33)	34	(77)

Our plan to exit the non-captive commercial finance business of our Finance segment is being effected through a combination of orderly liquidation and selected sales.  Depending on market conditions, we expect continued progress in liquidating the remaining $619 million of finance receivables in the non-captive portfolio over the next several years.

Finance segment revenues increased $22 million in the second quarter of 2012, compared with the second quarter of 2011, primarily attributable to the following factors:

•                  $16 million of lower portfolio losses, net of gains, primarily associated with the Structured Capital portfolio.

•                  $15 million due to $8 million in net favorable valuation adjustments in the second quarter of 2012 related to the Golf Mortgage finance receivables held for sale and owned assets, compared with $7 million in unfavorable valuation adjustments in the second quarter of 2011.

•                  These increases were partially offset by a $15 million decrease attributable to lower average finance receivables of $1.2 billion.

Finance segment revenues increased $57 million in the first half of 2012, compared with the first half of 2011, primarily attributable to the following factors:

•                  $41 million due to $19 million in net favorable valuation adjustments in the first half of 2012 related to the Golf Mortgage finance receivables held for sale and owned assets, compared with $22 million in unfavorable valuation adjustments in the first half of 2011.

•                  $30 million of lower portfolio losses, net of gains, primarily associated with the Structured Capital and Timeshare portfolios.

•                  $9 million increase due to the resolution of one significant Timeshare account that returned to accrual status during 2012.

•                  These increases were partially offset by a $30 million decrease attributable to lower average finance receivables of $1.3 billion.

Finance segment profit increased $55 million in the second quarter of 2012, compared with the corresponding period of 2011, primarily due to $19 million in lower provision for loan losses mostly related to specific reserving actions taken in the non-captive portfolio during the second quarter of 2011. In addition, portfolio losses, net of gains, decreased by $16 million and net valuation adjustments changed by $15 million as discussed above.  In addition, administrative expense declined by $10 million primarily associated with the exit of the non-captive business.

Finance segment profit increased $111 million in the first half of 2012, compared with the corresponding period of 2011, primarily due to changes in net valuation adjustments of $41 million and $30 million in lower portfolio losses, net of gains, as discussed above.  Provision for loan losses also decreased by $27 million mostly due to specific reserving actions taken on several captive and non-captive accounts during 2011.  In addition, administrative expense declined by $20 million primarily associated with the exit of the non-captive business.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment:

(Dollars in millions)	June 30, 2012	December 31, 2011
Finance receivables	$2,128	$2,477
Nonaccrual finance receivables	252	321
Allowance for losses	122	156
Ratio of nonaccrual finance receivables to finance receivables	11.84%	12.96%
Ratio of allowance for losses on impaired nonaccrual finance receivables to impaired nonaccrual finance receivables	25.19%	28.52%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables	48.41%	48.60%
Ratio of allowance for losses on finance receivables to finance receivables	5.73%	6.30%
60+ days contractual delinquency as a percentage of finance receivables	7.94%	6.70%
60+ days contractual delinquency	169	166
Repossessed assets and properties	167	199

Finance receivables held for sale are reflected at the lower of cost or fair value on the Consolidated Balance Sheets and are not included in the credit performance statistics above.  Finance receivables held for sale in the non-captive portfolio totaled $244 million at June 30, 2012, compared with $418 million at the end of 2011.

Nonaccrual finance receivables decreased $69 million, 21%, from the year-end balance, primarily due to reductions of $41 million in the Timeshare portfolio and $24 million in the Captive portfolio.  The decrease in these portfolios was mostly due to cash collections and repossession of collateral, partially offset by new accounts identified as nonaccrual in 2012.  The 60+ days contractual delinquency percentage increased primarily due to higher delinquencies in the Captive portfolio related to several larger accounts, partially offset by lower delinquencies in the Timeshare portfolio.

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	June 30, 2012	December 31, 2011
Manufacturing group
Cash and equivalents	$898	$871
Debt	2,316	2,459
Shareholders’ equity	3,102	2,745
Capital (debt plus shareholders’ equity)	5,418	5,204
Net debt (net of cash and equivalents) to capital	31.4%	36.6%
Debt to capital	42.7%	47.3%
Finance group
Cash and equivalents	$13	$14
Debt	1,810	1,974

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

Textron Inc. has a senior unsecured revolving credit facility that expires in March 2015 for an aggregate principal amount of $1.0 billion, up to $200 million of which is available for the issuance of letters of credit.  At June 30, 2012, there were no amounts borrowed against the facility.  We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Operating activities	$81	$146
Investing activities	(156)	(211)
Financing activities	106	(231)

Cash flows from operating activities decreased during the first six months of 2012 as compared with the corresponding period of 2011, largely due to more cash used for our working capital requirements in support of sales growth, partially offset by higher earnings for the Manufacturing group.

Investing cash flows in the first half of 2012 and 2011 primarily included capital expenditures of $158 million and $169 million, respectively.  We generated cash from financing activities in the first half of 2012, largely due to the receipt of $245 million from the Finance group in payment of a portion of its intergroup borrowing, partially offset by the repayment of $139 million of maturing debt.  In the first half of 2011, financing activities primarily consisted of $395 million in intergroup financing for our Finance group, which was partially offset by the issuance of $189 million in commercial paper.

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

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Dividends paid by TFC to Textron Inc.	$315	$179
Capital contributions paid to TFC under Support Agreement	(240)	(112)

Due to the nature of these contributions, we classify these contributions within cash flows used by operating activities for the Manufacturing group in the Consolidated Statements of Cash Flows.  Capital contributions to support Finance group growth in the ongoing captive finance business are classified as cash flows from financing activities.  The Finance group’s net income (loss) is excluded from the Manufacturing group’s cash flows, while dividends from the Finance group are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.

Finance Group Cash Flows

In the first half of 2012, we liquidated $523 million of the Finance group’s finance receivables, net of originations. These finance receivable reductions occurred in both the non-captive and captive finance portfolios, but were primarily driven by the non-captive portfolio in connection with our exit plan, including $137 million and $115 million in the Golf Mortgage and Timeshare product lines, respectively.  Depending on market conditions, we expect continued progress in liquidating the remaining $619 million of finance receivables in the non-captive portfolio over the next several years.

The cash flows from continuing operations for the Finance group are summarized below:

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Operating activities	$(96)	$28
Investing activities	580	784
Financing activities	(485)	(805)

The Finance group used more cash for operating activities largely due to $112 million in taxes paid in the first half of 2012, compared with a $40 million refund in the corresponding period of 2011.  The 2012 tax payment was primarily attributable to a 2008 settlement with the Internal Revenue Service related to the challenge of tax deductions we took in prior years for certain leveraged lease transactions.

Cash receipts from the collection of finance receivables continued to exceed finance receivable originations, which resulted in net cash inflow from investing activities in both periods.  Finance receivables repaid and proceeds from sales totaled $617 million and $919 million in the first half of 2012 and 2011, respectively, while cash outflows for originations declined to $114 million in the first half of 2012 from $244 million in the first half of 2011.  These decreases were largely driven by the wind down of the non-captive finance receivable portfolio.

Cash used for financing activities in the first half of 2012 primarily related to $254 million in long-term debt payments and a $245 million payment to the Manufacturing group in payment of a portion of its intergroup borrowings.  As of June 30, 2012 and December 31, 2011, the outstanding balance due to Textron Inc. for these borrowings was $245 million and $490 million, respectively.  In the first half of 2011, the Finance group made a discretionary payment of $940 million on its bank line of credit and repaid $498 million of long-term debt.  To pay its maturing debt, the Finance group borrowed $395 million from Textron Inc. with interest and also received $265 million in proceeds from the issuance of long-term debt in the first half of 2011.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Operating activities	$28	$219
Investing activities	306	501
Financing activities	(304)	(1,009)

Cash flows from operating activities decreased during the first six months of 2012 as compared with the corresponding period of 2011, largely due to more cash used for our working capital requirements in support of sales growth and an increase in net tax payments, partially offset by higher earnings.

Cash receipts from the collection of finance receivables continued to exceed finance receivable originations, which resulted in net cash inflow from investing activities in both years.  Finance receivables repaid and proceeds from sales totaled $405 million and $679 million in the first half of 2012 and 2011, respectively, while cash outflows for originations decreased to $19 million in the first half of 2012 from $110 million in the first half of 2011.  These decreases were largely driven by the wind down of the non-captive finance receivable portfolio.

Total cash used for financing activities was lower in 2012 primarily due to lower repayments of long-term debt of $393 million in the first half of 2012, compared with $511 million in the first half of 2011.  In addition, TFC made a $940 million discretionary payment against the outstanding balance on its bank line of credit during the first half of 2011.  This decrease in cash used was partially offset by the issuance of $189 million in commercial paper and $265 million in long-term debt.

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

Reclassification and elimination adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(95)	$(134)
Cash received from customers and sale of receivables	212	240
Other capital contributions made to Finance group	—	(40)
Other	1	6
Total reclassifications from investing activities	118	72
Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group under Support Agreement	240	112
Dividends received by Manufacturing group from Finance group	(315)	(179)
Other capital contributions made to Finance group	—	40
Total reclassifications from financing activities	(75)	(27)
Total reclassifications and adjustments to cash flow from operating activities	$43	$45

Critical Accounting Estimates

The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are disclosed on pages 36 through 40 in our 2011 Annual Report on Form 10-K.  The following section provides an update of the year-end disclosure for long-term contracts to include program profit adjustments made during the first half of 2012.

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

At the outset of each contract, we estimate the initial profit booking rate. The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements (for example, a newly-developed product versus a mature product), schedule (for example, the number and type of milestone events), and costs by contract requirements in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract. Likewise, the profit booking rate may decrease if we are not successful in retiring the risks; and, as a result, our estimated costs at completion increase. All of the estimates are subject to change during the performance of the contract and, therefore, may affect the profit booking rate. When adjustments are required, any changes from prior estimates are recognized using the cumulative catch-up method with the impact of the change from inception-to-date recorded in the current period.  The following table sets forth the aggregate gross amount of all program profit adjustments that are included within segment profit for the first half of 2012 and 2011:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Gross favorable	$23	$21	$40	$42
Gross unfavorable	(11)	(11)	(24)	(18)
Net adjustments	$12	$10	$16	$24

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend”, “plan,” “estimate,” “guidance”, “project”, “target”, “potential”, “will”, “should”, “could”, “likely”  or “may” and similar expressions intended to identify forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.  Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. In addition to those factors described herein under “Risk Factors” in our Annual Report on Form 10-K, among the factors that could cause actual results to differ materially from past and projected future results are the following:

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

•                  Difficult conditions in the financial markets which may adversely impact our customers’ ability to fund or finance purchases of our products; and

•                  Volatility in the global economy resulting in demand softness or volatility in the markets in which we do business.

Item 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended June 30, 2012.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2011 Annual Report on Form 10-K.

Item 4.                 CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the fiscal quarter covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                 LEGAL PROCEEDINGS

As previously reported and as updated in Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, on August 13, 2009, a purported shareholder class action lawsuit was filed in the United States District Court in Rhode Island against Textron, its then Chairman and former Chief Executive Officer and its former Chief Financial Officer. The suit, filed by the City of Roseville Employees’ Retirement System, alleged that the defendants violated the federal securities laws by making material misrepresentations or omissions related to Cessna and TFC. The complaint sought unspecified compensatory damages. In December 2009, the Automotive Industries Pension Trust Fund was appointed lead plaintiff in the case. On February 8, 2010, an amended class action complaint was filed with the Court. The amended complaint named as additional defendants TFC and three of its present and former officers. On April 6, 2010, the court entered a stipulation agreed to by the parties in which plaintiffs voluntarily dismissed, without prejudice, certain causes of action in the amended complaint. On April 9, 2010, all defendants moved to dismiss the remaining counts of the amended complaint, and on August 24, 2011, the court granted the motion to dismiss on behalf of all defendants without leave to amend and entered judgment in favor of all defendants. On September 23, 2011, plaintiffs filed a notice of appeal of the dismissal with the First Circuit Court of Appeals, and on June 7, 2012, the First Circuit affirmed the decision of the district court dismissing the suit.

As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, on February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against TFC, Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims. The Trustee also seeks trebled damages on all claims under Ohio law.  We intend to vigorously defend this lawsuit, and on April 20, 2012, TFC moved to dismiss all claims in the complaint.  That motion is still pending.

Item 6.	EXHIBITS

10.1	Letter agreement between Textron and John D. Butler, dated June 4, 2012

10.2	Letter agreement between Textron and Cheryl H. Johnson, dated June 12, 2012

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 26, 2012	/s/Richard L. Yates
Richard L. Yates
Senior Vice President and Corporate Controller
(principal accounting officer)

LIST OF EXHIBITS

10.1	Letter agreement between Textron and John D. Butler, dated June 4, 2012

10.2	Letter agreement between Textron and Cheryl H. Johnson, dated June 12, 2012

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.