Form 10-Q
period 2012-09-29
TEXTRON INC
filed 2012-10-25
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

As of October 12, 2012, there were 281,825,575 shares of common stock outstanding.

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues
Manufacturing revenues	$2,936	$2,782	$8,695	$7,930
Finance revenues	64	32	180	91
Total revenues	3,000	2,814	8,875	8,021
Costs, expenses and other
Cost of sales	2,475	2,313	7,222	6,593
Selling and administrative expense	265	251	856	850
Provision for losses on finance receivables	(1)	3	(4)	27
Interest expense	52	61	160	184
Total costs, expenses and other	2,791	2,628	8,234	7,654
Income from continuing operations before income taxes	209	186	641	367
Income tax expense	67	50	206	108
Income from continuing operations	142	136	435	259
Income from discontinued operations, net of income taxes	9	6	6	2
Net income	$151	$142	$441	$261
Basic earnings per share
Continuing operations	$0.51	$0.49	$1.55	$0.93
Discontinued operations	0.03	0.02	0.02	0.01
Basic earnings per share	$0.54	$0.51	$1.57	$0.94
Diluted earnings per share
Continuing operations	$0.48	$0.45	$1.47	$0.83
Discontinued operations	0.03	0.02	0.02	—
Diluted earnings per share	$0.51	$0.47	$1.49	$0.83
Dividends per share
Common stock	$0.02	$0.02	$0.06	$0.06

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$151	$142	$441	$261
Other comprehensive income (loss), net of tax:
Recognition of prior service cost and unrealized losses on pension and postretirement benefits	21	15	63	48
Foreign currency translation	8	(15)	(5)	8
Deferred gains (losses) on hedge contracts, net of reclassifications	8	(20)	5	(20)
Comprehensive income	$188	$122	$504	$297

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	September 29, 2012	December 31, 2011
Assets
Manufacturing group
Cash and equivalents	$1,232	$871
Accounts receivable, net	914	856
Inventories	2,831	2,402
Other current assets	549	1,134
Total current assets	5,526	5,263
Property, plant and equipment, less accumulated depreciation and amortization of $3,234 and $3,097	2,078	1,996
Goodwill	1,645	1,635
Other assets	1,421	1,508
Total Manufacturing group assets	10,670	10,402
Finance group
Cash and equivalents	6	14
Finance receivables held for investment, net	1,869	2,321
Finance receivables held for sale	184	418
Other assets	336	460
Total Finance group assets	2,395	3,213
Total assets	$13,065	$13,615
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$521	$146
Accounts payable	943	833
Accrued liabilities	1,751	1,952
Total current liabilities	3,215	2,931
Other liabilities	2,679	2,826
Long-term debt	1,817	2,313
Total Manufacturing group liabilities	7,711	8,070
Finance group
Other liabilities	235	333
Due to Manufacturing group	76	493
Debt	1,735	1,974
Total Finance group liabilities	2,046	2,800
Total liabilities	9,757	10,870
Shareholders’ equity
Common stock	35	35
Capital surplus	1,157	1,081
Retained earnings	3,681	3,257
Accumulated other comprehensive loss	(1,562)	(1,625)
	3,311	2,748
Less cost of treasury shares	3	3
Total shareholders’ equity	3,308	2,745
Total liabilities and shareholders’ equity	$13,065	$13,615
Common shares outstanding (in thousands)	281,732	278,873

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 29, 2012 and October 1, 2011, respectively

	Consolidated
(In millions)	2012	2011
Cash flows from operating activities
Net income	$441	$261
Less: Income from discontinued operations	6	2
Income from continuing operations	435	259
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	277	289
Provision for losses on finance receivables held for investment	(4)	27
Portfolio losses on finance assets	58	60
Deferred income taxes	111	(1)
Other, net	7	123
Changes in assets and liabilities:
Accounts receivable, net	(56)	(29)
Inventories	(409)	(328)
Other assets	51	114
Accounts payable	108	178
Accrued and other liabilities	(318)	(178)
Captive finance receivables, net	148	149
Other operating activities, net	(6)	—
Net cash provided by operating activities of continuing operations	402	663
Net cash used in operating activities of discontinued operations	(5)	(3)
Net cash provided by operating activities	397	660
Cash flows from investing activities
Finance receivables repaid	478	665
Finance receivables originated or purchased	(22)	(149)
Proceeds on receivable sales	113	276
Capital expenditures	(314)	(271)
Proceeds from sale of repossessed assets and properties	71	77
Other investing activities, net	13	50
Net cash provided by investing activities	339	648
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	(474)	(643)
Proceeds from issuance of long-term debt	88	791
Increase in short-term debt	—	227
Payments on long-term lines of credit	—	(1,040)
Dividends paid	(17)	(17)
Other financing activities, net	15	(18)
Net cash used in financing activities	(388)	(700)
Effect of exchange rate changes on cash and equivalents	5	3
Net increase in cash and equivalents	353	611
Cash and equivalents at beginning of period	885	931
Cash and equivalents at end of period	$1,238	$1,542

See Notes to the consolidated financial statements

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Nine Months Ended September 29, 2012 and October 1, 2011, respectively

	Manufacturing Group		Finance Group
(In millions)	2012	2011	2012	2011
Cash flows from operating activities
Net income (loss)	$400	$332	$41	$(71)
Less: Income from discontinued operations	6	2	—	—
Income (loss) from continuing operations	394	330	41	(71)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance Group	345	179	—	—
Capital contribution paid to Finance Group	(240)	(152)	—	—
Non-cash items:
Depreciation and amortization	257	267	20	22
Provision for losses on finance receivables held for investment	—	—	(4)	27
Portfolio losses on finance assets	—	—	58	60
Deferred income taxes	93	27	18	(28)
Other, net	73	104	(66)	19
Changes in assets and liabilities:
Accounts receivable, net	(56)	(29)	—	—
Inventories	(419)	(324)	—	—
Other assets	56	113	(5)	(3)
Accounts payable	108	178	—	—
Accrued and other liabilities	(208)	(174)	(110)	(4)
Other operating activities, net	(6)	—	—	—
Net cash provided by (used in) operating activities of continuing operations	397	519	(48)	22
Net cash used in operating activities of discontinued operations	(5)	(3)	—	—
Net cash provided by (used in) operating activities	392	516	(48)	22
Cash flows from investing activities
Finance receivables repaid	—	—	798	1,008
Finance receivables originated or purchased	—	—	(194)	(343)
Proceeds on receivable sales	—	—	113	276
Capital expenditures	(314)	(271)	—	—
Proceeds from sale of repossessed assets and properties	—	—	71	77
Other investing activities, net	1	(30)	22	40
Net cash provided by (used in) investing activities	(313)	(301)	810	1,058
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	(139)	(13)	(335)	(630)
Proceeds from issuance of long-term debt	—	496	88	295
Intergroup financing	418	(275)	(418)	275
Increase in short-term debt	—	227	—	—
Payments on long-term lines of credit	—	—	—	(1,040)
Capital contributions paid to Finance group under Support Agreement	—	—	240	152
Other capital contributions paid to Finance group	—	—	—	40
Dividends paid	(17)	(17)	(345)	(179)
Other financing activities, net	15	(18)	—	—
Net cash provided by (used in) financing activities	277	400	(770)	(1,087)
Effect of exchange rate changes on cash and equivalents	5	4	—	(1)
Net increase (decrease) in cash and equivalents	361	619	(8)	(8)
Cash and equivalents at beginning of period	871	898	14	33
Cash and equivalents at end of period	$1,232	$1,517	$6	$25

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

During 2012 and 2011, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  The changes in estimates included in income from continuing operations before income taxes in the third quarter of 2012 and 2011 were $(6) million and $23 million, respectively, ($(4) million and $15 million after tax, or $(0.02) and $0.04 per diluted share, respectively).  For the third quarter of 2012 and 2011, the gross favorable program profit adjustments totaled $12 million and $28 million, respectively, and the gross unfavorable program profit adjustments totaled $18 million and $5 million, respectively.

The changes in estimates increased income from continuing operations before income taxes in the first nine months of 2012 and 2011 by $10 million and $47 million, respectively, ($6 million and $30 million after tax, or $0.02 and $0.09 per diluted share, respectively).  For the first nine months of 2012 and 2011, the gross favorable program profit adjustments totaled $52 million and $70 million, respectively, and the gross unfavorable program profit adjustments totaled $42 million and $23 million, respectively.

Note 2:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Three Months Ended
Service cost	$30	$32	$2	$2
Interest cost	77	82	6	8
Expected return on plan assets	(102)	(98)	—	—
Amortization of prior service cost (credit)	4	4	(3)	(2)
Amortization of net loss	29	19	2	3
Net periodic benefit cost	$38	$39	$7	$11
Nine Months Ended
Service cost	$89	$96	$5	$6
Interest cost	229	246	19	24
Expected return on plan assets	(305)	(294)	—	—
Amortization of prior service cost (credit)	12	12	(9)	(5)
Amortization of net loss	88	57	5	9
Net periodic benefit cost	$113	$117	$20	$34

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Basic weighted-average shares outstanding	281,813	278,090	280,983	277,285
Dilutive effect of:
Convertible notes and warrants	14,763	22,332	14,219	34,632
Stock options and restricted stock units	344	444	495	837
Diluted weighted-average shares outstanding	296,920	300,866	295,697	312,754

Stock options to purchase 5 million and 7 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for the three and nine months ended September 29, 2012, respectively, as the exercise prices were greater than the average market price of our common stock for the periods.  Stock options to purchase 8 million and 5 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for both the three and nine months ended October 1, 2011, respectively, as the exercise prices were greater than the average market price of our common stock for the periods.  These securities could potentially dilute EPS in the future.

Note 4:  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	September 29, 2012	December 31, 2011
Commercial	$622	$528
U.S. Government contracts	310	346
	932	874
Allowance for doubtful accounts	(18)	(18)
Total accounts receivable, net	$914	$856

We have unbillable receivables primarily on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $180 million at September 29, 2012 and $192 million at December 31, 2011.

Finance Receivables

Finance receivables by product line, which includes both finance receivables held for investment and finance receivables held for sale, are presented in the following table.  Our captive business is reported as one product line, which primarily includes aviation finance receivables, and to a limited extent, golf equipment finance receivables.

(In millions)	September 29, 2012	December 31, 2011
Captive	$1,681	$1,945
Golf Mortgage	184	381
Structured Capital	150	208
Timeshare	113	318
Other liquidating	11	43
Total finance receivables	2,139	2,895
Less: Allowance for losses	86	156
Less: Finance receivables held for sale	184	418
Total finance receivables held for investment, net	$1,869	$2,321

Credit Quality Indicators and Nonaccrual Finance Receivables

We internally assess the quality of our finance receivables held for investment portfolio based on a number of key credit quality indicators and statistics such as delinquency, loan balance to estimated collateral value and the financial strength of individual borrowers and guarantors.  Because many of these indicators are difficult to apply across an entire class of receivables, we evaluate individual loans on a quarterly basis and classify these loans into three categories based on the key credit quality indicators for the individual loan.  These three categories are performing, watchlist and nonaccrual.

We classify finance receivables held for investment as nonaccrual if credit quality indicators suggest full collection of principal and interest is doubtful.  In addition, we automatically classify accounts as nonaccrual once they are contractually delinquent by more than three months unless collection of principal and interest is not doubtful.  Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce the net investment balance.  We resume the accrual of interest when the loan becomes contractually current through payment according to the original terms of the loan or, if a loan has been modified, following a period of performance under the terms of the modification, provided we conclude that collection of all principal and interest is no longer doubtful.  Previously suspended interest income is recognized at that time.

Accounts are classified as watchlist when credit quality indicators have deteriorated as compared with typical underwriting criteria, and we believe collection of full principal and interest is probable but not certain.  All other finance receivables held for investment that do not meet the watchlist or nonaccrual categories are classified as performing.

A summary of finance receivables held for investment categorized based on the credit quality indicators discussed above is as follows:

	September 29, 2012				December 31, 2011
(In millions)	Performing	Watchlist	Nonaccrual	Total	Performing	Watchlist	Nonaccrual	Total
Captive	$1,447	$142	$92	$1,681	$1,558	$251	$136	$1,945
Structured Capital	150	—	—	150	203	5	—	208
Timeshare	67	—	46	113	89	25	167	281
Other liquidating	4	—	7	11	25	—	18	43
Total	$1,668	$142	$145	$1,955	$1,875	$281	$321	$2,477
% of Total	85.3%	7.3%	7.4%		75.7%	11.3%	13.0%

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

Finance receivables held for investment by delinquency aging category are summarized in the table below:

	September 29, 2012					December 31, 2011
(In millions)	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total
Captive	$1,482	$92	$29	$78	$1,681	$1,758	$69	$43	$75	$1,945
Structured Capital	150	—	—	—	150	208	—	—	—	208
Timeshare	103	4	—	6	113	238	3	—	40	281
Other liquidating	10	—	—	1	11	35	—	—	8	43
Total	$1,745	$96	$29	$85	$1,955	$2,239	$72	$43	$123	$2,477

We had no accrual status loans that were greater than 90 days past due at September 29, 2012 or at December 31, 2011.  At September 29, 2012, the 60+ days contractual delinquency as a percentage of finance receivables held for investment was 5.83%, compared with 6.70% at December 31, 2011.

Loan Modifications

Troubled debt restructurings occur when we have either modified the contract terms of finance receivables held for investment for borrowers experiencing financial difficulties or accepted a transfer of assets in full or partial satisfaction of the loan balance.  The types of modifications we typically make include extensions of the original maturity date of the contract, extensions of revolving borrowing periods, delays in the timing of required principal payments, deferrals of interest payments, advances to protect the value of our collateral and principal reductions contingent on full repayment prior to the maturity date.  The changes effected by modifications made during the first nine months of 2012 to finance receivables held for investment were not material.

Impaired Loans

We evaluate individual finance receivables held for investment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios for impairment on a quarterly basis.  Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  There was no significant interest income recognized on impaired loans in the first nine months of 2012 or 2011.

A summary of impaired finance receivables, excluding leveraged leases, is provided below:

	Recorded Investment
(In millions)	Impaired Loans with No Related Allowance for Credit Losses	Impaired Loans with Related Allowance for Credit Losses	Total Impaired Loans	Unpaid Principal Balance	Allowance For Losses On Impaired Loans	Average Recorded Investment
September 29, 2012
Captive	$52	$61	$113	$117	$14	$119
Timeshare	33	38	71	100	13	164
Other liquidating	—	4	4	7	1	12
Total	$85	$103	$188	$224	$28	$295
December 31, 2011
Captive	$47	$94	$141	$144	$40	$149
Timeshare	170	57	227	288	38	315
Golf Mortgage	—	—	—	—	—	232
Other liquidating	3	12	15	59	9	30
Total	$220	$163	$383	$491	$87	$726

A summary of the allowance for losses on finance receivables that are evaluated on an individual and on a collective basis is provided below.  The finance receivables reported in this table specifically exclude $150 million and $208 million of leveraged leases at September 29, 2012 and December 31, 2011, respectively, in accordance with authoritative accounting standards.

	September 29, 2012				December 31, 2011
	Finance Receivables Evaluated		Allowance Based on Individual	Allowance Based on Collective	Finance Receivables Evaluated		Allowance Based on Individual	Allowance Based on Collective
(In millions)	Individually	Collectively	Evaluation	Evaluation	Individually	Collectively	Evaluation	Evaluation
Captive	$113	$1,568	$14	$56	$141	$1,804	$40	$61
Timeshare	71	42	13	—	227	54	38	2
Other liquidating	4	7	1	2	15	28	9	6
Total	$188	$1,617	$28	$58	$383	$1,886	$87	$69

Allowance for Losses

We maintain the allowance for losses on finance receivables held for investment at a level considered adequate to cover inherent losses in the portfolio based on management’s evaluation.  For larger balance accounts specifically identified as impaired, including large accounts in homogeneous portfolios, a reserve is established based on comparing the carrying value with either a) the expected future cash flows, discounted at the finance receivable’s effective interest rate; or b) the fair value of the underlying collateral, if the finance receivable is collateral dependent.  The expected future cash flows consider collateral value; financial performance and liquidity of our borrower; existence and financial strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession/foreclosure and eventual disposal of collateral.  When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the potential outcomes based on their relative likelihood of occurrence.  The evaluation of our portfolio is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the estimated fair value of the underlying collateral, which may differ from actual results.  While our analysis is specific to each individual account, critical factors included in this analysis for the Captive product line include industry valuation guides, age and physical condition of the collateral, payment history and existence and financial strength of guarantors.

We also establish an allowance for losses to cover probable but specifically unknown losses existing in the portfolio.  For the Captive product line, the allowance is established as a percentage of non-recourse finance receivables, which have not been identified as requiring specific reserves.  The percentage is based on a combination of factors, including historical loss experience, current delinquency and default trends, collateral values and both general economic and specific industry trends.

Finance receivables held for investment are written down to the fair value (less estimated costs to sell) of the related collateral when the collateral is repossessed and are charged off when the remaining balance is deemed to be uncollectible.

A rollforward of the allowances for losses on finance receivables held for investment is provided below:

(In millions)	Captive	Golf Mortgage	Timeshare	Other liquidating	Total
For the nine months ended September 29, 2012
Beginning balance	$101	$—	$40	$15	$156
Provision for losses	1	—	1	(6)	(4)
Charge-offs	(40)	—	(29)	(9)	(78)
Recoveries	8	—	1	3	12
Ending balance	$70	$—	$13	$3	$86
For the nine months ended October 1, 2011
Beginning balance	$123	$79	$106	$34	$342
Provision for losses	15	4	7	1	27
Charge-offs	(39)	(12)	(35)	(12)	(98)
Recoveries	8	1	—	9	18
Transfers	—	—	—	(13)	(13)
Ending balance	$107	$72	$78	$19	$276

Note 5:  Inventories

(In millions)	September 29, 2012	December 31, 2011
Finished goods	$1,351	$1,012
Work in process	2,321	2,202
Raw materials	458	399
	4,130	3,613
Progress/milestone payments	(1,299)	(1,211)
	$2,831	$2,402

Note 6: Debt

At September 29, 2012, the principal amount of our convertible senior notes was $215 million.  Our common stock price exceeded the $17.06 per share conversion threshold price set forth for these convertible notes for at least 20 trading days during the 30 consecutive trading days ending on September 28, 2012.  Accordingly, these notes are convertible at the holder’s option through December 31, 2012.  We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the convertible senior notes.  Based on a September 29, 2012 stock price of $26.17, the “if converted value” exceeds the face amount of the remaining notes by $214 million; however, after giving effect to the exercise of the related outstanding call options and warrants, the incremental cash or share settlement in excess of the face amount would result in either a 6.5 million net share issuance or a cash payment of $171 million, or a combination of cash and stock, at our option.

Note 7:  Accrued Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years.  Changes in our warranty and product maintenance liabilities are as follows:

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Accrual at the beginning of period	$224	$242
Provision	190	162
Settlements	(187)	(173)
Adjustments to prior accrual estimates	(2)	(11)
Accrual at the end of period	$225	$220

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

On February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against TFC, Fortress Credit Corp. and Fair Facility I, LLC.  TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007.  The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors.  The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims.  The Trustee also seeks trebled damages on all claims under Ohio law.  We intend to vigorously defend this lawsuit, and on April 20, 2012, TFC filed a motion to dismiss all claims in the complaint.  That motion is still pending.  An estimate of a range of possible loss cannot be made at this time due to the early stage of the litigation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The assets and liabilities that are recorded at fair value on a recurring basis consist primarily of our derivative financial instruments, which are categorized as Level 2 in the fair value hierarchy.  The fair value amounts of these instruments that are designated as hedging instruments are provided below:

			Asset (Liability)
(In millions)	Borrowing Group	Balance Sheet Location	September 29, 2012	December 31, 2011
Assets
Interest rate exchange contracts*	Finance	Other assets	$12	$22
Foreign currency exchange contracts	Manufacturing	Other current assets	17	9
Total			$29	$31
Liabilities
Interest rate exchange contracts*	Finance	Other liabilities	$(9)	$(7)
Foreign currency exchange contracts	Manufacturing	Accrued liabilities	(2)	(5)
Total			$(11)	$(12)

*Interest rate exchange contracts represent fair value hedges.

The Finance group’s interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared with a standard AA-rated counterparty; however, this had no significant impact on the valuation at September 29, 2012.  At September 29, 2012 and December 31, 2011, we had interest rate exchange contracts with notional amounts upon which the contracts were based of $716 million and $848 million, respectively.

Foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At September 29, 2012 and December 31, 2011, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $620 million and $645 million, respectively.

Fair Value Hedges

Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates.  By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows.  The amount of ineffectiveness on our fair value hedges and the gain (loss) recorded in the Consolidated Statements of Operations were both insignificant in the first nine months of 2012 and 2011.

Cash Flow Hedges

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities in the normal course of business.  We primarily utilize forward exchange contracts and purchased options with maturities of no more than three years that qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At September 29, 2012, we had a net deferred gain of $12 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on these cash flow hedges, including gains and losses related to hedge ineffectiveness, were not material in the three and nine months ended September 29, 2012 and October 1, 2011.  We do not expect the amount of gains and losses in Accumulated other comprehensive loss that will be reclassified to earnings in the next twelve months to be material.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges.  If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings.  Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustment account within other comprehensive income, produced a $9 million after-tax loss for the nine months ended September 29, 2012, resulting in an accumulated net gain balance of $9 million at September 29, 2012.  The ineffective portion of these hedges was insignificant.

Assets Recorded at Fair Value on a Nonrecurring Basis

The following table sets forth the balance of each asset class measured at fair value on a nonrecurring basis during the period ended September 29, 2012 and December 31, 2011. These assets are in the Finance group and were measured using significant unobservable inputs (Level 3).

(In millions)	September 29, 2012	December 31, 2011
Finance receivables held for sale	$184	$418
Impaired finance receivables	75	81
Other assets	122	128

The following table represents the fair value adjustments recorded for each asset class measured at fair value on a non-recurring basis during the three and nine months ended September 29, 2012 and October 1, 2011.

	Gain (Loss)
	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Finance receivables held for sale	$22	$(8)	$66	$(22)
Impaired finance receivables	(2)	(23)	(9)	(73)
Other assets	(13)	(8)	(45)	(26)

Finance receivables held for sale — Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value.  There are no active, quoted market prices for these finance receivables.  At September 29, 2012, our finance receivables held for sale represents the Golf Mortgage portfolio.  Fair value of this portfolio was determined based on the use of discounted cash flow models to estimate the price we expect to receive in the principal market for each pool of similar loans, in an orderly transaction.  The discount rates utilized in these models are derived from prevailing interest rate indices and are based on the nature of the assets, discussions with market participants and our experience in the actual disposition of similar assets.  The cash flow models also include the use of qualitative assumptions regarding the borrower’s ability to pay and the period of time that will likely be required to restructure and/or exit the account through acquisition of the underlying collateral.  We utilize revenue and earnings multiples to determine the expected value of the loan collateral. The range of multiples used is based on bids from prospective buyers, inputs from market participants and prices at which sales have been transacted for similar properties.  The gains on finance receivables held for sale for the three and nine months ended September 29, 2012 are primarily the result of the payoff of loans in amounts, and sale of loans at prices, in excess of the values established in previous periods.

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

Impaired finance receivables — Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For our Captive impaired nonaccrual finance receivables, the fair values of collateral are determined primarily based on the use of industry pricing guides.  Our Timeshare impaired nonaccrual finance receivables largely consist of notes receivable loans to developers of resort properties which are collateralized by pools of consumer notes receivable.  Fair values of collateral are estimated using cash flow models incorporating estimates of credit losses in the consumer notes pools and the developer’s ability to mitigate losses through the repurchase or replacement of defaulted notes. Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses and primarily related to initial fair value adjustments.

Other assets — Other assets in the table above primarily include repossessed golf and hotel properties and aviation assets at September 29, 2012.  The fair value of our golf and hotel properties is determined based on the use of discounted cash flow models, bids from prospective buyers or inputs from market participants.  The fair value of our aviation assets is largely determined based on the use of industry pricing guides.  If the carrying amount of these assets is higher than their estimated fair value, we record a corresponding charge to income for the difference.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	September 29, 2012		December 31, 2011
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,212)	$(2,650)	$(2,328)	$(2,561)
Finance group
Finance receivables held for investment, excluding leases	1,618	1,610	1,997	1,848
Debt	(1,735)	(1,711)	(1,974)	(1,854)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions or Level 2 inputs.  At September 29, 2012 and December 31, 2011, approximately 44% and 53%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions (Level 1).  The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). Fair value estimates for finance receivables held for investment were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 10:  Income Tax Expense

For the three and nine months ended September 29, 2012, the difference between the Federal statutory income tax rate and the effective income tax rate was not significant.

For the three and nine months ended October 1, 2011, income tax expense equated to an effective income tax rate of 27% and 29%, respectively, compared with the Federal statutory income tax rate of 35%.  In the third quarter of 2011, the rate was significantly lower than the statutory income tax rate due to a 3% benefit associated with the early termination of certain leveraged leases included in the Finance segment and a 6% benefit associated with a higher proportion of income attributable to international operations in countries with lower tax rates.

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

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
REVENUES
Manufacturing Group
Cessna	$778	$771	$2,210	$1,979
Bell	1,075	894	3,125	2,515
Textron Systems	400	462	1,166	1,359
Industrial	683	655	2,194	2,077
	2,936	2,782	8,695	7,930
Finance Group	64	32	180	91
Total revenues	$3,000	$2,814	$8,875	$8,021
SEGMENT OPERATING PROFIT
Manufacturing Group
Cessna	$30	$33	$59	$—
Bell	165	143	462	354
Textron Systems	21	47	96	149
Industrial	38	37	172	153
	254	260	789	656
Finance Group	28	(24)	62	(101)
Segment profit	282	236	851	555
Corporate expenses and other, net	(38)	(13)	(105)	(75)
Interest expense, net for Manufacturing group	(35)	(37)	(105)	(113)
Income from continuing operations before income taxes	$209	$186	$641	$367

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	$3,000	$2,814	$8,875	$8,021
% change compared with prior period	7%		11%

Revenues increased $186 million, 7%, in the third quarter of 2012, compared with the corresponding period of 2011.  This increase was due to revenue increases in the Bell, Finance, Industrial and Cessna segments that were partially offset by lower revenues in the Textron Systems segment.  The net revenue increase included the following factors:

•                  Higher Bell revenues of $181 million, largely due to higher commercial aircraft volume.

•                  Higher Finance revenues of $32 million as described more fully in the Segment Analysis below.

•                  Increased Industrial segment revenues of $28 million, primarily due to higher volume of $44 million, mostly reflecting higher market demand in the Golf and Turf Care and the Fuel Systems and Functional Components product lines, partially offset by unfavorable foreign exchange of $21 million, primarily related to the weakening of the euro.

•                  Higher Cessna revenues of $7 million, primarily due to higher used aircraft volume of $36 million, partially offset by lower volume in several product lines.

•                  Lower Textron Systems revenues of $62 million, primarily due to lower volume in the Weapons and Sensors, Mission & Support, and Land & Marine product lines.

Revenues increased $854 million, 11%, in the first nine months of 2012, compared with the corresponding period of 2011, as revenue increases in the Bell, Cessna, Industrial and Finance segments were partially offset by lower revenues in the Textron Systems segments.  The net revenue increase included the following factors:

•                  Higher Bell revenues of $610 million, largely due to higher commercial aircraft volume and higher volume in our military programs.

•                  Higher Cessna revenues of $231 million, primarily due to higher Citation jet and used aircraft volume.

•                  Increased Industrial segment revenues of $117 million, primarily due to higher volume of $172 million, mostly reflecting higher market demand in the Fuel Systems and Functional Components and Golf and Turf Care product lines, partially offset by unfavorable foreign exchange of $72 million, primarily related to the weakening of the euro.

•                  Higher Finance revenues of $89 million as described more fully in the Segment Analysis below.

•                  Lower Textron Systems revenues of $193 million, primarily due to lower volume across all product lines.

Cost of Sales and Selling and Administrative Expense

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Operating expenses	$2,740	$2,564	$8,078	$7,443
% change compared with prior period	7%		9%
Cost of sales	$2,475	$2,313	$7,222	$6,593
% change compared with prior period	7%		10%
Gross margin percentage of Manufacturing revenues	15.7%	16.9%	16.9%	16.9%
Selling and administrative expense	$265	$251	$856	$850
% change compared with prior period	6%		1%

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses.  Changes in operating expenses are more fully discussed in our Segment Analysis below.

Cost of sales as a percentage of manufacturing revenues was 84.3% and 83.1% in the third quarters of 2012 and 2011, respectively, and 83.1% in both the first nine months of 2012 and 2011, respectively.  On a dollar basis, consolidated manufacturing cost of sales increased $162 million, 7%, in the third quarter of 2012, and $629 million, 10%, in the first nine months of 2012, compared with the corresponding periods of 2011, principally due to higher net sales volume in the Bell, Cessna and Industrial segments, partially offset by lower net sales volume at Textron Systems.  Cost of sales was favorably impacted at the Industrial segment due to the impact of foreign exchange of $14 million and $57 million, respectively, in the third quarter and first nine months of 2012, largely due to the weakening of the euro.

Gross margin as a percentage of Manufacturing revenues for the first nine months of 2012 was consistent with the corresponding period of 2011.  In the third quarter of 2012, the gross margin percentage decreased primarily due to Textron Systems reflecting deliveries on lower margin contracts sold during the period and the impact of $14 million of charges related to the new Unmanned Aircraft Systems (UAS) fee-for-service contracts described more fully in the Segment Analysis below.

Selling and administrative expense increased $14 million, 6%, to $265 million in the third quarter of 2012, compared with the corresponding period of 2011.  The increase was largely driven by higher share based compensation expense of $22 million, reflecting changes in our stock price.  For the first nine months of 2012, selling and administrative expenses increased $6 million, 1%, to $856 million; higher share based compensation expense of $28 million was offset by lower expenses of $28 million at the Finance segment primarily associated with the exit of the non-captive business.

Backlog

(In millions)	September 29, 2012	December 31, 2011
Bell	$6,305	$7,346
Textron Systems	2,916	1,337
Cessna	1,330	1,889

Backlog increased $1.6 billion at Textron Systems in the first nine months of 2012 largely due to additional orders in the UAS and Land & Marine product lines.  Backlog at Bell and Cessna decreased $1.0 billion and $0.6 billion, respectively, in the first nine months of 2012, primarily reflecting deliveries in excess of orders and canceled Citation jet orders.

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

Approximately 31% of our 2011 revenues were derived from contracts with the U.S. Government.  For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix.  Changes in volume that are discussed in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee with higher or lower fee rates such that the overall average margin rate for the segment changes.

Cessna

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	$778	$771	$2,210	$1,979
Operating expenses	748	738	2,151	1,979
Segment profit	30	33	59	—
Profit margin	3.9%	4.3%	2.7%	—

Cessna Revenues and Operating Expenses

The following factors contributed to the change in Cessna’s revenues for the periods:

(In millions)	Q3 2012 versus Q3 2011	YTD 2012 versus YTD 2011
Volume/Mix	$6	$233
Other	1	(2)
Total change	$7	$231

Cessna’s revenues, on a dollar basis, were relatively unchanged for the third quarter of 2012, compared with the corresponding period of 2011, reflecting a change in mix of aircraft sold during the period.  Higher used aircraft volume of $36 million was partially offset by lower volume in several product lines.  We delivered 41 Citation jets in the third quarter of 2012, compared with 47 jets in the corresponding period of 2011. During the third quarter of 2012, the portion of Cessna’s revenues derived from aftermarket sales and services represented 25% of Cessna’s revenues, compared with 26% in the third quarter of 2011.

In the first nine months of 2012, Cessna’s revenues increased $231 million, 12%, compared with the corresponding period of 2011, primarily due to a $171 million impact from higher Citation jet volume and an increase of $46 million from higher used aircraft volume.  We delivered 128 and 116 Citation jets in the first nine months of 2012 and 2011, respectively.  During the first nine months of 2012, the portion of Cessna’s revenues derived from aftermarket sales and services represented 27% of Cessna’s revenues, compared with 29% in the first nine months of 2011.

Cessna’s operating expenses increased by $172 million, 9%, in the first nine months of 2012, compared with the corresponding period of 2011, primarily due to higher direct material costs of $139 million, resulting from higher sales volume.

Cessna Segment Profit

The following factors contributed to the change in Cessna’s segment profit for the periods:

(In millions)	Q3 2012 versus Q3 2011	YTD 2012 versus YTD 2011
Volume/Mix	$12	$66
Performance	(8)	13
Inflation, net of pricing	(7)	(20)
Total change	$(3)	$59

Cessna’s segment profit decreased $3 million, 9%, in the third quarter of 2012, compared with the corresponding period of 2011, as unfavorable performance, largely related to lower forfeiture income from fewer order cancellations in 2012, and inflation, net of pricing, exceeded a $12 million favorable impact from the volume/mix of products sold and lower commission expense.

In the first nine months of 2012, Cessna’s segment profit increased $59 million, compared with the corresponding period of 2011, primarily due to the $66 million impact from higher Citation jet volume.  The favorable performance of $13 million was primarily due to improved factory efficiency, partially offset by lower forfeiture income of $17 million due to fewer order cancellations in 2012.  Inflation, net of pricing of $20 million, largely resulted from an increase in direct material costs.

Bell

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues
V-22 program	$430	$363	$1,217	$1,081
Other military	215	266	693	695
Commercial	430	265	1,215	739
Total revenues	1,075	894	3,125	2,515
Operating expenses	910	751	2,663	2,161
Segment profit	165	143	462	354
Profit margin	15.3%	16.0%	14.8%	14.1%

Bell manufactures helicopters, tiltrotor aircraft, and related spare parts and provides services for military and commercial markets.  Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q3 2012 versus Q3 2011	YTD 2012 versus YTD 2011
Volume	$172	$593
Other	9	17
Total change	$181	$610

Bell’s revenues increased $181 million, 20%, in the third quarter of 2012, compared with the corresponding period of 2011, primarily due to higher volume which included the following factors:

•                  $156 million increase in commercial volume, largely related to higher deliveries reflecting improved global demand.  Bell delivered 46 commercial aircraft in the third quarter of 2012, compared with 26 aircraft in the third quarter of 2011.

•                  $67 million increase in volume related to the V-22 program, primarily reflecting higher aircraft deliveries.  Bell delivered 11 V-22 aircraft in the third quarter of 2012, compared with 9 aircraft in the third quarter of 2011.

•                  $51 million decrease in other military volume, primarily due to the timing of deliveries under our contracts.  We delivered 5 H-1 aircraft in the third quarter of 2012, compared with 7 aircraft in the third quarter of 2011.

Bell’s revenues increased $610 million, 24%, in the first nine months of 2012, compared with the corresponding period of 2011, primarily due to higher volume which included the following factors:

•                  $459 million increase in commercial volume, largely related to higher deliveries reflecting improved global demand.  Bell delivered 123 commercial aircraft in the first nine months of 2012, compared with 63 aircraft in the first nine months of 2011.

•                  $136 million increase in volume related to the V-22 program, primarily reflecting higher aircraft deliveries and higher revenues related to the support of fielded V-22 aircraft.  Bell delivered 30 V-22 aircraft in the first nine months of 2012, compared with 27 deliveries in the first nine months of 2011.

•                  $2 million decrease in other military volume, primarily due to the timing of deliveries under our contracts.  We delivered 18 H-1 aircraft in the first nine months of 2012, compared with 19 aircraft in the first nine months of 2011.

Bell’s operating expenses increased $159 million, 21%, in the third quarter of 2012, and $502 million, 23%, in the first nine months of 2012, compared with the corresponding periods of 2011, primarily due to higher sales volume as discussed above.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q3 2012 versus Q3 2011	YTD 2012 versus YTD 2011
Volume	$34	$135
Other	(12)	(27)
Total change	$22	$108

Bell’s segment profit increased $22 million, 15%, in the third quarter of 2012, and $108 million, 31%, in the first nine months of 2012, compared with the corresponding periods of 2011, primarily due to the impact of higher volume in our commercial aircraft business as described above.  Segment profit in the first nine months of 2012 was also impacted by higher research and development costs of $10 million due to the ramp-up of new product development.

Textron Systems

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	$400	$462	$1,166	$1,359
Operating expenses	379	415	1,070	1,210
Segment profit	21	47	96	149
Profit margin	5.3%	10.2%	8.2%	11.0%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q3 2012 versus Q3 2011	YTD 2012 versus YTD 2011
Volume	$(63)	$(197)
Other	1	4
Total change	$(62)	$(193)

Revenues at Textron Systems decreased $62 million, 13%, in the third quarter of 2012, compared with the third quarter of 2011, primarily due to lower volume reflecting the following changes:

•                  Lower Weapons and Sensors revenues of $24 million, largely due to the completion of several contracts in 2011.

•                  Lower Mission Support and Other revenues of $20 million, primarily due to the completion of certain contracts in 2011 and the timing of test and training program revenues.

•                  Lower Land & Marine volume of $12 million, primarily related to lower deliveries based on current contract requirements.

Revenues at Textron Systems decreased $193 million, 14%, in the first nine months of 2012, compared with the first nine months of 2011, primarily due to lower volume reflecting the following changes:

•                  Lower Weapons and Sensors revenues of $56 million, primarily due to the completion of several contracts in 2011.

•                  Lower UAS volume of $54 million, largely due to the timing of deliveries.

•                  Lower Mission Support and Other product line volume of $43 million, primarily due to the completion of certain contracts in 2011 and the timing of test and training revenues.

•                  Lower Land & Marine volume of $41 million, primarily related to lower deliveries based on current contract requirements.

Textron Systems’ operating expenses decreased $36 million, 9%, in the third quarter of 2012, and $140 million, 12%, in the first nine months of 2012, compared with the corresponding periods of 2011, primarily due to the lower volume.  Operating expenses for the third quarter of 2012 include $14 million in charges related to our new UAS fee-for-service contracts, including an $11 million program profit adjustment.  We experienced significant start-up issues during the quarter as we began deployment, which have required us to augment training procedures, add resources and adjust certain estimated costs. The third quarter charges reflect our estimated loss on the initial task orders under the contracts based on our deployment experience to-date that has resulted in changes to certain assumptions, and also reflects higher subcontractor, up-front training and program management costs to support the ramp-up.  We expect these initial task orders to take approximately one year to complete.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q3 2012 versus Q3 2011	YTD 2012 versus YTD 2011
Volume and mix	$(14)	$(62)
Performance	(12)	7
Other	—	2
Total change	$(26)	$(53)

Segment profit at Textron Systems decreased $26 million, 55%, in the third quarter of 2012, compared with the corresponding period of 2011, primarily due to the impact of lower volume described above and deliveries on lower margin contracts during the current period.  The unfavorable performance in the third quarter of 2012 primarily reflects the impact of $14 million in charges related to the UAS fee-for-service contracts described above.

Segment profit at Textron Systems decreased $53 million, 36%, in the first nine months of 2012, compared with the corresponding period of 2011, primarily due to the impact of lower volume described above and deliveries on lower margin contracts during the current period.  The favorable performance of $7 million in the first nine months of 2012 primarily reflects the impact of prior year restructuring activities and lower intangible amortization expense associated with the intangible asset impairment charge recorded in 2011, partially offset by higher charges of $14 million related to the UAS fee-for service contracts described above.

Industrial

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues:
Fuel Systems and Functional Components	$433	$433	$1,393	$1,354
Other Industrial	250	222	801	723
Total revenues	683	655	2,194	2,077
Operating expenses	645	618	2,022	1,924
Segment profit	38	37	172	153
Profit margin	5.6%	5.6%	7.8%	7.4%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q3 2012 versus Q3 2011	YTD 2012 versus YTD 2011
Volume	$44	$172
Foreign exchange	(21)	(72)
Other	5	17
Total change	$28	$117

Industrial segment revenues increased $28 million, 4%, in the third quarter of 2012, compared with the corresponding period of 2011.  Higher volume resulted from a $26 million increase in the Other Industrial product lines, primarily related to higher market demand in the Golf and Turf Care product line, and an $18 million increase in the Fuel Systems and Functional Components product line, reflecting higher automotive industry demand in North America.  The unfavorable foreign exchange impact was mostly related to the weakening of the euro, which primarily impacted the

Fuel Systems and Functional Components product line.

Industrial segment revenues increased $117 million, 6%, in the first nine months of 2012, compared with the corresponding period of 2011.  Higher volume resulted from a $105 million increase in the Fuel Systems and Functional Components product line, reflecting higher automotive industry demand in North America, and a $67 million increase in the Other Industrial product lines, largely related to higher market demand in the Golf and Turf Care product line.  The unfavorable foreign exchange impact was mostly related to the weakening of the euro, which primarily impacted the Fuel Systems and Functional Components product line.

Operating expenses for the Industrial segment increased $27 million, 4%, in the third quarter of 2012, and $98 million, 5%, in the first nine months of 2012, compared with the corresponding periods of 2011, largely due to $29 million and $132 million, respectively, in higher direct material costs in support of higher sales volume.  In the third quarter and first nine months of 2012, operating expenses were also impacted by cost inflation of $6 million and $30 million, respectively, primarily due to higher material and labor costs.  These increases in operating expenses were partially offset by a favorable foreign exchange impact of $15 million and $61 million, in the third quarter and first nine months of 2012, respectively, largely due to the weakening of the euro.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q3 2012 versus Q3 2011	YTD 2012 versus YTD 2011
Volume	$8	$34
Inflation, net of pricing	(4)	(11)
Other	(3)	(4)
Total change	$1	$19

Segment profit for the Industrial segment increased $1 million, 3%, in the third quarter of 2012, compared with the corresponding period of 2011, primarily due to the impact from higher volume as described above, partially offset by cost inflation that exceeded related price increases.

Segment profit for the Industrial segment increased $19 million, 12%, in the first nine months of 2012, compared with the corresponding period of 2011, primarily due to the impact from higher volume as described above, partially offset by cost inflation that exceeded related price increases.

Finance

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	$64	$32	$180	$91
Segment profit (loss)	28	(24)	62	(101)

Our plan to exit the non-captive commercial finance business of our Finance segment is being effected through a combination of orderly liquidation and selected sales.  Depending on market conditions, we expect continued progress in liquidating the remaining $458 million of finance receivables in the non-captive portfolio over the next several years.

Finance segment revenues increased $32 million in the third quarter of 2012, compared with the corresponding period of 2011, primarily attributable to the following factors:

•                  $24 million increase related to the valuation of Golf Mortgage finance receivables held for sale and owned properties.  In the third quarter of 2012, we had $14 million in favorable valuation adjustments, net of impairments on owned golf properties.  In comparison, during the third quarter of 2011, we had unfavorable valuation adjustments of $10 million on finance receivables held for sale and owned golf properties.

•                  $16 million increase due to the resolution of one significant Timeshare account that returned to accrual status and was subsequently paid off during the third quarter of 2012.

•                  These increases were partially offset by a $15 million decrease attributable to lower average finance receivables of $1.2 billion.

Finance segment revenues increased $89 million in the first nine months of 2012, compared with the corresponding period of 2011, primarily attributable to the following factors:

•                  $65 million increase related to the valuation of Golf Mortgage finance receivables held for sale and owned properties.  In the first nine months of 2012, we had $33 million in favorable valuation adjustments, net of impairments on owned golf properties. In comparison, during the first nine months of 2011, we had unfavorable valuation adjustments of $32 million on finance receivables held for sale and owned golf properties.

•                  $31 million of lower portfolio losses, net of gains, primarily associated with the Structured Capital and Timeshare portfolios.

•                  $25 million increase due to the resolution of one significant Timeshare account that returned to accrual status and was subsequently paid off during the third quarter of 2012.

•                  These increases were partially offset by a $45 million decrease attributable to lower average finance receivables of $1.2 billion.

Finance segment profit increased $52 million in the third quarter of 2012, compared with the corresponding period of 2011, primarily due to changes in net valuation adjustments of $24 million and a $16 million increase due to the resolution of one significant Timeshare account as discussed above.

Finance segment profit increased $163 million in the first nine months of 2012, compared with the corresponding period of 2011, primarily due to changes in net valuation adjustments of $65 million, lower portfolio losses, net of gains of $31 million and an increase of $25 million due to the resolution of one significant Timeshare account as discussed above.  In addition, provision for loan losses decreased by $31 million, mostly due to specific reserving actions taken on several non-captive and captive accounts during 2011 and administrative expense declined by $28 million primarily associated with the exit of the non-captive business.  These increases were partially offset by a $20 million decrease attributable to lower average finance receivables of $1.2 billion.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment:

(Dollars in millions)	September 29, 2012	December 31, 2011
Finance receivables	$1,955	$2,477
Nonaccrual finance receivables	145	321
Allowance for losses	86	156
Ratio of nonaccrual finance receivables to finance receivables	7.42%	12.96%
Ratio of allowance for losses on impaired nonaccrual finance receivables to impaired nonaccrual finance receivables	21.26%	28.52%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables	59.31%	48.60%
Ratio of allowance for losses on finance receivables to finance receivables	4.40%	6.30%
60+ days contractual delinquency as a percentage of finance receivables	5.83%	6.70%
60+ days contractual delinquency	114	166
Repossessed assets and properties	145	199

Finance receivables held for sale are reflected at the lower of cost or fair value on the Consolidated Balance Sheets and are not included in the credit performance statistics above.  Finance receivables held for sale in the non-captive portfolio totaled $184 million at September 29, 2012, compared with $418 million at the end of 2011.

Nonaccrual finance receivables decreased $176 million, 55%, from the year-end balance, primarily due to reductions of $121 million in the Timeshare portfolio and $44 million in the Captive portfolio.  The decrease in the Timeshare portfolio was primarily due to the resolution of several significant Timeshare accounts.  The Captive portfolio decreased mostly due to repossession of collateral and cash collections, partially offset by new accounts identified as nonaccrual in 2012.

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	September 29, 2012	December 31, 2011
Manufacturing group
Cash and equivalents	$1,232	$871
Debt	2,338	2,459
Shareholders’ equity	3,308	2,745
Capital (debt plus shareholders’ equity)	5,646	5,204
Net debt (net of cash and equivalents) to capital	25.1%	36.6%
Debt to capital	41.4%	47.3%
Finance group
Cash and equivalents	$6	$14
Debt	1,735	1,974

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

Textron Inc. has a senior unsecured revolving credit facility that expires in March of 2015 for an aggregate principal amount of $1.0 billion, up to $200 million of which is available for the issuance of letters of credit.  At September 29, 2012, there were no amounts borrowed against the facility.  We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Operating activities	$397	$519
Investing activities	(313)	(301)
Financing activities	277	400

Cash flows from operating activities decreased during the first nine months of 2012 as compared with the corresponding period of 2011, largely due to a $182 million reduction in customer deposits, primarily reflecting lower advance payments on military contracts in the Bell segment as a result of the timing of receipts in relation to production activities.  In addition, pre-owned inventory in the Cessna segment increased largely due to higher trade-in activities, resulting in a $156 million reduction in cash.  These reductions were partially offset by other changes in working capital requirements and higher earnings for the Manufacturing group.

Investing cash flows in the first nine months of 2012 and 2011 primarily included capital expenditures of $314 million and $271 million, respectively.  We generated cash from financing activities in the first nine months of 2012, largely due to the receipt of $418 million from the Finance group in payment of a portion of its intergroup borrowing, partially offset by the repayment of $139 million of maturing debt.  In the first nine months of 2011, financing activities primarily consisted of $496 million in proceeds from the issuance of long-term notes.

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

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Dividends paid by TFC to Textron Inc.	$345	$179
Capital contributions paid to TFC under Support Agreement	(240)	(152)

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

Finance Group Cash Flows

In the first nine months of 2012, we liquidated $756 million of the Finance group’s finance receivables, net of originations. These finance receivable reductions occurred in both the non-captive and captive finance portfolios, but were primarily driven by the non-captive portfolio in connection with our exit plan, including $205 million and $197 million in the Timeshare and Golf Mortgage product lines, respectively.  Depending on market conditions, we expect continued progress in liquidating the remaining $458 million of finance receivables in the non-captive portfolio over the next several years.

The cash flows from continuing operations for the Finance group are summarized below:

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Operating activities	$(48)	$22
Investing activities	810	1,058
Financing activities	(770)	(1,087)

The Finance group used more cash for operating activities largely due to $85 million in net taxes paid in the first nine months of 2012, compared with $38 million of net refunds, in the corresponding period of 2011, partially offset by higher earnings.

Cash receipts from the collection of finance receivables continued to exceed finance receivable originations, which resulted in net cash inflow from investing activities in both periods.  Finance receivables repaid and proceeds from sales totaled $0.9 billion and $1.3 billion in the first nine months of 2012 and 2011, respectively, while cash outflows for originations totaled $194 million and $343 million in the first nine months of 2012 and 2011, respectively.  These decreases were largely driven by the wind down of the non-captive finance receivable portfolio.

Cash used for financing activities in the first nine months of 2012 primarily related to a $418 million payment to the Manufacturing group in payment of a portion of its intergroup borrowings and $335 million in long-term and nonrecourse debt payments.  As of September 29, 2012 and December 31, 2011, the outstanding balance due to Textron Inc. for these borrowings was $76 million and $490 million, respectively.  In the first nine months of 2011, the Finance group paid $1.0 billion against the outstanding balance on its bank line of credit and repaid $630 million of long-term and nonrecourse debt.  To pay its maturing debt, the Finance group borrowed $275 million from Textron Inc. with interest and also received $295 million in proceeds from the issuance of long-term debt in the first nine months of 2011.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Operating activities	$402	$663
Investing activities	339	648
Financing activities	(388)	(700)

Cash flows from operating activities decreased during the first nine months of 2012 as compared with the corresponding period of 2011, largely due to a $182 million reduction in customer deposits, primarily reflecting lower advance payments on military contracts in the Bell segment as a result of the timing of receipts in relation to production activities.  In addition, pre-owned inventory in the Cessna segment increased largely due to higher trade-in activities, resulting in a $156 million reduction in cash.  These reductions were partially offset by higher earnings.

Cash receipts from the collection of finance receivables continued to exceed finance receivable originations, which resulted in net cash inflow from investing activities in both years.  Finance receivables repaid and proceeds from sales totaled $591 million and $941 million in the first nine months of 2012 and 2011, respectively, while cash outflows for originations totaled $22 million and $149 million in the first nine months of 2012 and 2011, respectively.  These decreases were largely driven by the wind down of the non-captive finance receivable portfolio.

Total cash used for financing activities was lower in 2012 primarily due to lower repayments of long-term debt of $474 million in the first nine months of 2012, compared with $643 million in the first nine months of 2011.  In addition, TFC made a $1.0 billion discretionary payment against the outstanding balance on its bank line of credit during the first nine months of 2011, which was mostly offset by the issuance of $227 million in commercial paper and $791 million in long-term debt.

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

Reclassification and elimination adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(172)	$(194)
Cash received from customers and sale of receivables	320	343
Other capital contributions made to Finance group	—	(40)
Other	10	—
Total reclassifications from investing activities	158	109
Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group under Support Agreement	240	152
Dividends received by Manufacturing group from Finance group	(345)	(179)
Other capital contributions made to Finance group	—	40
Total reclassifications from financing activities	(105)	13
Total reclassifications and adjustments to cash flow from operating activities	$53	$122

Critical Accounting Estimates

The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are disclosed on pages 36 through 40 in our 2011 Annual Report on Form 10-K.  The following section provides an update of the year-end disclosure for long-term contracts to include program profit adjustments made during the first nine months of 2012.

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

At the outset of each contract, we estimate the initial profit booking rate. The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements (for example, a newly-developed product versus a mature product), schedule (for example, the number and type of milestone events), and costs by contract requirements in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract. Likewise, the profit booking rate may decrease if we are not successful in retiring the risks; and, as a result, our estimated costs at completion increase. All of the estimates are subject to change during the performance of the contract and, therefore, may affect the profit booking rate. When adjustments are required, any changes from prior estimates are recognized using the cumulative catch-up method with the impact of the change from inception-to-date recorded in the current period.  The following table sets forth the aggregate gross amount of all program profit adjustments that are included within segment profit for the first nine months of 2012 and 2011:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Gross favorable	$12	$28	$52	$70
Gross unfavorable	(18)	(5)	(42)	(23)
Net adjustments	$(6)	$23	$10	$47

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

Item 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended September 29, 2012.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2011 Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	EXHIBITS

10.1	Amendment to Base Bond Hedge Transaction, dated June 29, 2012, between Goldman, Sachs & Co. and Textron Inc.

10.2	Amendment to Base Warrant Transaction, dated June 29, 2012 between Goldman, Sachs & Co. and Textron Inc.

10.3	Amendment to Base Bond Hedge Transaction, dated June 29, 2012, between JPMorgan Chase Bank, National Association and Textron Inc.

10.4	Amendment to Base Warrant Transaction, dated June 29, 2012 between JPMorgan Chase Bank, National Association and Textron Inc.

10.5	Amendment to letter agreement between Textron and E. Robert Lupone, dated July 27, 2012

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 25, 2012	/s/Richard L. Yates
Richard L. Yates
Senior Vice President and Corporate Controller
(principal accounting officer)

LIST OF EXHIBITS

10.1	Amendment to Base Bond Hedge Transaction, dated June 29, 2012, between Goldman, Sachs & Co. and Textron Inc.

10.2	Amendment to Base Warrant Transaction, dated June 29, 2012 between Goldman, Sachs & Co. and Textron Inc.

10.3	Amendment to Base Bond Hedge Transaction, dated June 29, 2012, between JPMorgan Chase Bank, National Association and Textron Inc.

10.4	Amendment to Base Warrant Transaction, dated June 29, 2012 between JPMorgan Chase Bank, National Association and Textron Inc.

10.5	Amendment to letter agreement between Textron and E. Robert Lupone, dated July 27, 2012

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.