Form 10-K
period 2012-12-29
TEXTRON INC
filed 2013-02-15
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ x ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ✓   No___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes        No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓   No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ✓   No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ✓  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No   ✓

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 29, 2012 was approximately $7.0 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.

At February 2, 2013, 271,544,305 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2013.

PART I

Item 1. Business

Textron Inc. is a multi-industry company that leverages its global network of aircraft, defense, industrial and finance businesses to provide customers with innovative products and services around the world.  We have approximately 33,000 employees worldwide.  Textron Inc. was founded in 1923 and reincorporated in Delaware on July 31, 1967.  Unless otherwise indicated, references to “Textron Inc.,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Textron Inc. and its consolidated subsidiaries.

We conduct our business through five operating segments: Cessna, Bell, Textron Systems and Industrial, which represent our manufacturing businesses, and Finance, which represents our finance business.  A description of the business of each of our segments is set forth below.  Our business segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries.  Financial information by business segment and geographic area appears in Note 17 to the Consolidated Financial Statements on pages 80 through 81 of this Annual Report on Form 10-K.  The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 38 of this Annual Report on Form 10-K.  Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.

Cessna Segment

Cessna is the world’s leading general aviation company based on unit sales with two principal lines of business: Aircraft sales and aftermarket services.  Aircraft sales include Citation jets, Caravan single-engine utility turboprops, single-engine piston aircraft and lift solutions by CitationAir.  Aftermarket services include parts, maintenance, inspection and repair services.  Revenues in the Cessna segment accounted for approximately 25%, 26% and 24% of our total revenues in 2012, 2011 and 2010, respectively.  Revenues for Cessna’s principal lines of business were as follows:

(In millions)	2012	2011	2010
Aircraft sales	$2,318	$2,263	$1,896
Aftermarket	793	727	667
	$3,111	$2,990	$2,563

The family of jets currently produced by Cessna includes the Mustang, Citation CJ2+, Citation CJ3, Citation CJ4, Citation XLS+, Citation Sovereign and Citation X.  Deliveries of the Citation M2 are expected to begin in the second half of 2013, and Cessna anticipates receiving certification and beginning delivery of the new Citation X model, with updated design and performance from the original Citation X, in late 2013.  During 2012, Cessna announced the development of the Citation Longitude, a super midsize business jet expected to enter into service in 2017, as well as the new Citation Sovereign, an upgraded midsize business jet planned for a late 2013 entry into service.  In addition, Cessna increased the range for the previously announced Citation Latitude to 2,500 nautical miles; this aircraft is expected to enter into service in 2015.

The Cessna Caravan is the world’s best-selling utility turboprop.  Caravans are used in the United States primarily for overnight express package shipments and for personal transportation.  International uses of Caravans include humanitarian flights, tourism and freight transport.  Cessna also offers a single-engine piston product line, which includes the Skycatcher, Skyhawk SP, Skylane, Stationair and the Corvalis TTX.  The Turbo Skylane JT-A was announced in 2012 with deliveries expected to begin in 2013.

The Citation family of aircraft currently is supported by 15 Citation Service Centers owned or operated by Cessna, two of which are co-located with Bell Helicopter, along with authorized independent service stations and centers located in more than 25 countries throughout the world.  Cessna-owned Service Centers provide customers with 24-hour service and maintenance.  Cessna also provides around-the-clock parts support for Citation aircraft.  Cessna offers an array of service options for Citation aircraft, known as SERVICEDIRECT®, which delivers service capabilities directly to customer locations with a Mobile Service Unit fleet of 22 vehicles in the United States, Canada and Europe.  Cessna Caravan and single-engine piston customers receive product support through independently owned service stations and around-the-clock parts support through Cessna.

Cessna markets its products worldwide through its own sales force, as well as through a network of authorized independent sales representatives.  Cessna has several competitors domestically and internationally in various market segments.  Cessna’s aircraft compete with other aircraft that vary in size, speed, range, capacity and handling characteristics on the basis of price, product quality and reliability, product support and reputation.

CitationAir provides a spectrum of private aviation lift solutions, including Jet Charter, Jet Management and Corporate Solutions throughout the contiguous U.S. and in Canada, Mexico, the Caribbean, the Bahamas and Bermuda.

Bell Segment

Bell Helicopter is one of the leading suppliers of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world.  Revenues for Bell accounted for approximately 35%, 31% and 31% of our total revenues in 2012, 2011 and 2010, respectively.  Revenues by Bell’s principal lines of business were as follows:

(In millions)	2012	2011	2010
Military:
V-22 Program	$1,611	$1,380	$1,155
Other Military	940	919	845
Commercial	1,723	1,226	1,241
	$4,274	$3,525	$3,241

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

Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue, emergency medical helicopter operators and foreign governments.  Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products.  The helicopters currently offered by Bell for commercial applications include the 206L-4, 407, 407GX, 412, 429 and Huey II.  Bell’s 525 Relentless, its first super medium commercial helicopter, is currently in development with a projected first flight in 2014.

For both its military programs and its commercial products, Bell provides post-sale support and service for its installed base of approximately 13,000 helicopters through a network of Bell-operated service sites, service facilities co-located with Cessna, 108 independent service centers and six supply centers that are located worldwide.  Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.

Bell competes against a number of competitors throughout the world for its helicopter business and its parts and support business.  Competition is based primarily on price, product quality and reliability, product support, performance and reputation.

Textron Systems Segment

Textron Systems’ product lines consist of unmanned aircraft systems, land and marine systems, weapons and sensors and a variety of defense and aviation mission support products and services.  Textron Systems is a supplier to the defense, aerospace, homeland security and general aviation markets, and represents approximately 14%, 17% and 19% of Textron’s revenues in 2012, 2011 and 2010, respectively.  While this segment sells most of its products to U.S. Government customers, it also sells products to customers outside the U.S. through foreign military sales sponsored by the U.S. Government and directly through commercial sales channels.  Textron Systems competes on the basis of technology, contract performance, price, product quality and reliability, product support and reputation.  Revenues by Textron Systems’ product lines were as follows:

(In millions)	2012	2011	2010
Unmanned Aircraft Systems	$694	$701	$785
Land and Marine Systems	443	519	503
Weapons and Sensors	285	298	284
Mission Support and Other	315	354	407
	$1,737	$1,872	$1,979

Unmanned Aircraft Systems

Unmanned Aircraft Systems (UAS) consists of the AAI UAS and AAI Logistics & Technical Services businesses.  AAI UAS has designed, manufactured and fielded combat-proven unmanned aircraft systems for more than 25 years, including the U.S. Army’s premier tactical UAS, the Shadow.  AAI UAS’s unmanned aircraft and interoperable command and control technologies provide critical situational awareness and actionable intelligence for users worldwide.  AAI Logistics & Technical Services provides logistical support for various unmanned aircraft systems as well as training and supply chain services to government and commercial customers worldwide.

Land and Marine Systems

The Land and Marine Systems business is operated as Textron Marine & Land Systems (TMLS).  TMLS is a world leader in the design, production and support of armored vehicles, turrets and related subsystems as well as advanced marine craft.  TMLS produces a family of extremely mobile, highly protective vehicles for the U.S. Army and international allies.

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

Mission Support and Other

Mission Support and Other includes three businesses:  AAI Test & Training, Lycoming and Textron Systems Advanced Systems.  AAI Test & Training provides training and simulation systems and automated aircraft test and maintenance equipment.  Lycoming specializes in the engineering, manufacture, service and support of piston aircraft engines for the general aviation and remotely piloted aircraft markets.  Textron Systems Advanced Systems brings together cutting-edge technologies and innovations, including intelligence software solutions for U.S. and international defense, intelligence and law enforcement communities, through its Overwatch business.

Industrial Segment

Our Industrial segment designs and manufactures a variety of products under three principal product lines.  Industrial segment revenues were as follows:

(In millions)	2012	2011	2010
Fuel Systems and Functional Components	$1,842	$1,823	$1,640
Golf, Turf Care and Light Transportation Vehicles	660	560	554
Powered Tools, Testing and Measurement Equipment	398	402	330
	$2,900	$2,785	$2,524

Fuel Systems and Functional Components

Our Fuel Systems and Functional Components product line is operated by our Kautex business unit, which is headquartered in Bonn, Germany.  Kautex is a leading developer and manufacturer of blow-molded plastic fuel systems for cars, light trucks, all-terrain vehicles, windshield and headlamp washer systems for automobiles and selective catalytic reduction systems used to reduce emissions from diesel engines.  Kautex serves the global automobile market, with operating facilities near its major customers around the world.  In addition, Kautex produces cast iron engine camshafts in North America. From facilities in Germany and Poland, Kautex develops and produces plastic bottles and containers for food, household, laboratory and industrial uses.  Revenues of Kautex accounted for approximately 15%, 16% and 16% of our total revenues in 2012, 2011 and 2010, respectively.

Our automotive products have several major competitors worldwide, some of which are affiliated with the original equipment manufacturers that comprise our targeted customer base.  Competition typically is based on a number of factors including price, technology, environmental performance, product quality and reliability, prior experience and available manufacturing capacity.

Golf, Turf Care and Light Transportation Vehicles

Our Golf, Turf Care and Light Transportation Vehicles product line includes the products designed, manufactured and sold by our E-Z-GO and Jacobsen business units.  E-Z-GO designs, manufactures and sells golf cars, off-road utility vehicles and light transportation vehicles under the E-Z-GO, Cushman and Bad Boy Buggies brand names. Although E-Z-GO is best known for its electric-vehicle technology, it also manufactures and sells models powered by internal combustion engines.  E-Z-GO’s diversified customer base includes golf courses and resorts, government agencies and municipalities, consumers, and commercial and industrial users such as factories, warehouses, airports and educational and corporate campuses.  Sales are made through a combination of factory direct resources and a network of independent distributors and dealers worldwide.  E-Z-GO has two major competitors for golf cars and several other competitors for off-road and light transportation vehicles.  Competition is based primarily on price, product quality and reliability, product support and reputation.

Jacobsen designs, manufactures and sells professional turf-maintenance equipment, as well as specialized turf-care vehicles.  Brand names include Ransomes, Jacobsen and Cushman.  Jacobsen’s customers include golf courses, resort communities, sporting venues and municipalities.  Products are sold primarily through a worldwide network of distributors and dealers, as well as factory direct.  Jacobsen has two major competitors for professional turf-maintenance equipment and several other major competitors for specialized turf-care products.  Competition is based primarily on price, product features, product quality and reliability and product support.

Powered Tools, Testing and Measurement Equipment

Our Greenlee business unit designs and manufactures powered equipment, electrical test and measurement instruments, mechanical and hydraulic tools, cable connectors, and fiber optic assemblies under the Greenlee, Klauke, Paladin Tools and Tempo brand names.  These products are used principally in the construction, maintenance, telecommunications, data communications, utility and plumbing industries.  Greenlee distributes its products through a global network of sales representatives and distributors and also sells its products directly to home improvement retailers and original equipment manufacturers.  Through joint ventures in North America and China, Greenlee also sells its products to the plumbing, industrial manufacturing and related industries.  Greenlee faces competition from numerous manufacturers based primarily on price, delivery lead time, product quality and reliability.

Finance Segment

Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries, along with three other finance subsidiaries owned by Textron Inc.  In the fourth quarter of 2008, we announced a plan to exit the non-captive portion of the commercial finance business of our Finance segment while retaining the captive portion of the business that supports customer purchases of products that we manufacture. The non-captive portion of this business is based primarily in North America and includes the following product lines: Golf Mortgage, Timeshare and Structured Capital.  The exit plan is being effected through a combination of orderly liquidation and selected sales.  During 2012, we reduced our total finance receivable portfolio by $821 million primarily through liquidations.  We expect to liquidate the majority of the remaining $370 million in the non-captive portfolio over the next two years.

Our Finance segment continues to originate new customer relationships and finance receivables in the captive finance business, which provides financing primarily for new Cessna aircraft and Bell helicopters and, to a limited extent, for new E-Z-GO and Jacobsen equipment. We also provide financing to purchasers of pre-owned Cessna aircraft and Bell helicopters on a limited basis.  The majority of new finance receivables are cross-border transactions for aircraft sold outside of the United States.  New originations in the U.S. are primarily for purchasers who had difficulty in accessing other sources of financing for the purchase of Textron-manufactured products.

In 2012, 2011 and 2010, our Finance group paid our Manufacturing group $309 million, $284 million and $416 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group.  Our Cessna and Industrial segments also received proceeds in those years of $19 million, $2 million and $10 million, respectively, from the sale of equipment from their manufacturing operations to our Finance group for use under operating lease agreements.

The commercial finance business traditionally is extremely competitive.  Our Finance segment is subject to competition from various types of financing institutions, including banks, leasing companies, commercial finance companies and finance operations of equipment vendors.  Competition within the commercial finance industry primarily is focused on price, term, structure and service.

Our Finance segment’s largest business risk is the collectability of its finance receivable portfolio.  See “Finance Portfolio Quality” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 30 for a discussion of the credit quality of this portfolio.

Backlog

Our backlog at the end of 2012 and 2011 is summarized below:

(In millions)	December 29, 2012	December 31, 2011
U.S. Government:
Bell	$6,382	$6,507
Textron Systems	2,037	1,145
Cessna	—	45
Total U.S. Government backlog	8,419	7,697
Commercial:
Bell	1,087	839
Cessna	1,062	1,844
Textron Systems	882	192
Industrial	13	37
Total commercial backlog	3,044	2,912
Total	$11,463	$10,609

Approximately 56% of our total backlog at December 29, 2012 represents orders that are not expected to be filled in 2013.  Orders from Cessna customers, which cover a wide spectrum of industries and individuals worldwide, are included in backlog when the customer enters into a definitive purchase agreement and the initial customer deposit is received.  We work with our customers to provide estimated delivery dates, which may be adjusted based on customer needs or our production schedule, but do not establish definitive delivery dates until approximately six months before expected delivery.  There is considerable uncertainty as to when or whether backlog will convert to revenues as the conversion depends on production capacity, customer needs and credit availability; these factors also may be impacted by the economy and public perceptions of private corporate jet usage.  While backlog is an indicator of future revenues, we cannot reasonably estimate the year each order in backlog ultimately will result in revenues and cash flows.  Orders remain in backlog until the aircraft is delivered or upon cancellation by the customer.  Upon cancellation, deposits are used to defray costs, including remarketing fees, cost to reconfigure the aircraft and other costs incurred as a result of the cancellation.  Remaining deposits, if any, may be retained or refunded at our discretion.

Backlog with the U.S. Government in the above table includes only funded amounts as the U.S. Government is obligated only up to the amount of funding formally appropriated for a contract.  Bell’s backlog includes $3.1 billion related to a multi-year procurement contract with the U.S. Government for the purchase of V-22 tiltrotor aircraft.

U.S. Government Contracts

In 2012, approximately 29% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of funding, which is dependent upon congressional appropriations, national and international priorities for defense spending, world events, and the size and timing of programs in which we may participate.

Our contracts with the U.S. Government generally may be terminated by the U.S. Government for convenience or if we default in whole or in part by failing to perform under the terms of the applicable contract.  If the U.S. Government terminates a contract for convenience, we normally will be entitled to payment for the cost of contract work performed before the effective date of termination, including, if applicable, reasonable profit on such work, as well as reasonable termination costs.  If, however, the U.S. Government terminates a contract for default, generally: (a) we will be paid the contract price for completed supplies delivered and accepted and services rendered, an agreed-upon amount for manufacturing materials delivered and accepted and for the protection and preservation of property, and an amount for partially completed products accepted by the U.S. Government; (b) the U.S. Government may not be liable for our costs with respect to unaccepted items and may be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; (c) the U.S. Government may not be liable for assets we own and utilize to provide services under the “fee-for-service” contracts; and (d) we may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

Research and Development

Information regarding our research and development expenditures is contained in Note 1 to the Consolidated Financial Statements on page 54 of this Annual Report on Form 10-K.

Patents and Trademarks

We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We also own or license active trademark registrations and pending trademark applications in the U.S. and in various foreign countries or regions, as well as trade names and service marks. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including:  Aeronautical Accessories; AAI; ACAlert; Aerosonde; AH-1Z; Ambush; Arc Horizon; Bad Boy Buggies; BattleHawk; Bell; Bell Helicopter; Bravo; Cadillac Gage; Caravan; Caravan Amphibian; Caravan 675; Cessna; Cessna 350; Cessna 400; Cessna Corvalis TTX; Cessna Turbo Skylane JT-A; Citation; CitationAir; CitationAir Jetcard; Citation Encore+; Citation Latitude; Citation Longitude; Citation M2; Citation Sovereign; Citation TEN; Citation X; Citation XLS+; CJ1+; CJ2+; CJ3; CJ4; Clairity; CLAW; Commando; Corvalis; Cushman; Eclipse; Excel; E-Z-GO; Gator Grips; Grand Caravan; Greenlee; H-1; Huey; Huey II; iCommand; IE2; Instinct; Integrated Command Suite; Jacobsen; Kautex; Kiowa Warrior; Klauke; Lycoming; M1117 ASV; McCauley; Millenworks; Mustang; Next Generation Fuel System; NGFS; On a Mission; Overwatch; PDCue; Power Advantage; Pro-Fit; ProParts; Ransomes; Recoil; Relentless; Rothenberger LLC; RXV; Sensor Fuzed Weapon; ServiceDirect; Shadow; Shadow Knight; Shadow Master; SkyBOOKS; Skycatcher; Skyhawk; Skyhawk SP; Skylane; SkyPLUS; Sovereign; Speed Punch; Stationair; ST 4X4; Super Cargomaster; Super Medium; SuperCobra; SYMTX; TDCue; Textron; Textron Defense Systems; Textron Financial Corporation; Textron Marine & Land Systems; Textron Systems; TrueSet; Turbo Skylane; Turbo Stationair; UH-1Y; V-22 Osprey; 2FIVE; 206; 407; 407GT; 407GX; 412, 429, 525 and 525 Relentless. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

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

Employees

At December 29, 2012, we had approximately 33,000 employees.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 15, 2013.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	51	Chairman, President and Chief Executive Officer
Frank T. Connor	53	Executive Vice President and Chief Financial Officer
Cheryl H. Johnson	52	Executive Vice President, Human Resources
E. Robert Lupone	53	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer

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

Ms. Johnson was named Executive Vice President, Human Resources in July 2012.  Ms. Johnson joined Textron in 1996 and has held various human resources leadership positions across Textron’s businesses, including Senior Human Resources Business Partner for Greenlee and Vice President of Human Resources for E-Z-GO, a position she held from 2006 until joining Bell in 2009.  At Bell, she most recently served as Director of Talent and Organizational Development.  Prior to Textron, Ms. Johnson held roles in human resources, marketing and sales, and finance disciplines at several organizations, including IBM and Hamilton Sundstrand, a United Technologies Company.

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

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described herein under “RISK FACTORS,” among the factors that could cause actual results to differ materially from past and projected future results are the following:

•	Changing priorities or reductions in the U.S. Government defense budget, including those related to military operations in foreign countries;
•	Our ability to perform as anticipated and to control costs under contracts with the U.S. Government;
•

The U.S. Government’s ability to unilaterally modify or terminate its contracts with us for its convenience or for our failure to perform, to change applicable procurement and accounting policies, or, under certain circumstances, to withhold payment or suspend or debar us as a contractor eligible to receive future contract awards;

•	Changes in foreign military funding priorities or budget constraints and determinations, or changes in government regulations or policies on the export and import of military and commercial products;
•	Volatility in the global economy or changes in worldwide political conditions that adversely impact demand for our products;
•	Volatility in interest rates or foreign exchange rates;
•

Risks related to our international business, including establishing and maintaining facilities in locations around the world and relying on joint venture partners, subcontractors, suppliers, representatives, consultants and other business partners in connection with international business, including in emerging market countries;

•	Our Finance segment’s ability to maintain portfolio credit quality or to realize full value of receivables and of assets acquired upon foreclosure of receivables;
•	Performance issues with key suppliers or subcontractors;
•	Legislative or regulatory actions, both domestic and foreign, impacting our operations or demand for our products;
•	Our ability to control costs and successfully implement various cost-reduction activities;
•	The efficacy of research and development investments to develop new products or unanticipated expenses in connection with the launching of significant new products or programs;
•	The timing of our new product launches or certifications of our new aircraft products;

•	Our ability to keep pace with our competitors in the introduction of new products and upgrades with features and technologies desired by our customers;
•	Increases in pension expense or employee and retiree medical benefits;
•	Difficult conditions in the financial markets which may adversely impact our customers’ ability to fund or finance purchases of our products; and
•	Continued demand softness or volatility in the markets in which we do business.

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

During 2012, we derived approximately 29% of our revenues from sales to a variety of U.S. Government entities.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations.  If we incur costs in excess of funds committed on a contract, we are more at risk for non-reimbursement of those costs until additional funds are appropriated.  The reduction or termination of funding, or changes in the timing of funding, for U.S. Government programs in which we currently provide, or propose to provide, products or services would result in a reduction or loss of anticipated future revenues and could materially and adversely impact our results of operations and financial condition. Significant changes in national and international priorities for defense spending could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

Mounting pressure for U.S. Government deficit reduction and reduced national spending have created an environment where national security spending is being closely examined.  In August 2011, Congress passed the Budget Control Act of 2011 which committed the U.S. Government to significantly reduce the federal deficit over ten years.  Under this Act, very substantial automatic spending cuts, known as “sequestration,” including approximately $600 billion in cuts to the U.S. defense budget over a nine year period, are scheduled to be triggered beginning in 2013.  In addition, the nation’s debt ceiling is currently expected to be reached during the first half of 2013. Congress and the Administration continue to debate how the nation should proceed on these issues.  The outcome of that debate could have a significant impact on future defense spending plans.  As a result, long-term funding for various programs in which we participate, as well as future purchasing decisions by our U.S. Government customers, could be reduced, delayed or cancelled. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs.

There are many variables in how the sequester could be implemented that make it difficult to determine specific impacts; however, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company. Such circumstances may also result in an impairment of our goodwill and intangible assets.  Because our Government contracts generally require us to continue to perform even if the U.S. Government is unable to make timely payments; if the debt ceiling is not raised, and, as a result, the U.S. Government does not pay us on a timely basis, we would need to finance our continued performance of the impacted contracts from our available cash resources, credit facilities and/or access to the capital markets, if available. An extended delay in the timely payment by the U.S. Government could result in a material adverse effect on our cash flows, earnings and financial condition.

U.S. Government contracts may be terminated at any time and may contain other unfavorable provisions.

The U.S. Government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.  In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs but not the anticipated profit that would have been earned had the contract been completed.  A termination arising out of our default for failure to perform could expose us to liability, including but not limited to, liability for re-procurement costs in excess of the total original contract amount, net of the value of work performed and accepted by the customer under the contract.  Such an event could also have an adverse effect on our ability to compete for future contracts and orders. If any of our contracts are terminated by the U.S. Government whether for convenience or default, our backlog and anticipated revenues would be reduced by the expected value of the remaining work under such contracts.  We also enter into “fee for service” contracts with the U.S. Government where we retain ownership of, and consequently the risk of loss on, aircraft and equipment supplied to perform under these contracts.  Termination of these contracts for convenience or default could materially and adversely impact our results of operations. On contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor.  In addition, U.S. Government contracts generally require the contractor to continue to perform on a contract even if the U.S. Government is unable to make timely payments; failure to continue contract performance places the contractor at risk of termination for default.  Any such event could result in a material adverse effect on our cash flows, results of operations and financial condition.

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

In 2010, the DoD issued guidance to its acquisition workforce to obtain greater efficiency and productivity in defense spending through an initiative known as the “Better Buying Power Initiative.”  The DoD has announced that an updated initiative, to be known as “Better Buying Power 2.0” will be launched in early 2013.  These efforts may significantly affect the contracting environment in which we do business with our DoD customers and could have a significant impact on current programs, as well as new business opportunities. Changes to the DoD acquisition system and contracting models could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

As a U.S. Government contractor, our businesses and systems are subject to audit and review by the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA).

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as DCAA and DCMA. These agencies review our performance under our contracts, our cost structure and our compliance with laws and regulations applicable to U.S. Government contractors. The systems that are subject to review include, but are not limited to, our accounting, estimating, material management and accounting, earned value management, purchasing and government property systems. If an audit uncovers improper or illegal activities we may be subject to civil and criminal penalties and administrative sanctions that may include the termination of our contracts, forfeiture of profits, suspension of payments, fines, and, under certain circumstances, suspension or debarment from future contracts for a period of time. Whether or not illegal activities are alleged, the U.S. Government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate.  These laws and regulations affect how we conduct business with our customers and, in some instances, impose added costs on our business.

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

As a result of the continued worldwide economic softness, we have experienced continued weak demand for our fixed-wing aircraft, particularly our business jets. Soft demand for new and pre-owned jets could persist and could continue to adversely impact the pricing of new jets and the valuation of pre-owned jets. We have accepted a higher proportion of trade-ins of pre-owned jets in order to sell new jets, and we are winding down our fractional business jet ownership business. These two factors have increased our inventory of pre-owned jets.

Concerns regarding the financial stability of certain Eurozone countries, the overall stability of the euro and the suitability of the euro as a single currency may have an adverse impact on financial institutions and capital markets in Europe and globally which could impede the ability of our customers to obtain financing to purchase our jets and helicopters and further reduce demand for our products.  In addition, both U.S. and foreign governments and government agencies regulate the aviation industry; they may impose new regulations with additional aircraft security or other requirements or restrictions, including, for example, restrictions and/or fees related to carbon emissions levels that may adversely impact demand for jets and/or helicopters. A prolonged weakness in the markets for our commercial aircraft products could adversely impact our results of operations and our future prospects.

Difficult economic conditions could continue to affect the performance of our Finance segment and our losses may increase if we are unable to successfully collect our finance receivables or realize sufficient value from collateral.

The financial performance of our Finance segment depends on the quality of loans, leases and other assets in its finance asset portfolios. Portfolio quality may be adversely affected by several factors, including finance receivable underwriting procedures, collateral value, geographic or industry concentrations, and the effect of general economic conditions on our customers’ businesses.  The performance of our liquidating non-captive finance receivable portfolios may be adversely affected by other variables, including changes in our liquidation strategy and changes in external factors affecting the value and/or marketability of our assets. Valuations of the types of collateral securing our captive finance portfolio, particularly valuations of pre-owned aircraft, have decreased over the past several years and may continue to decrease if weak economic conditions continue.  Declining collateral values could result in greater delinquencies, credit losses and foreclosures if customers elect to discontinue payments on loan balances that exceed asset values or, in the case of assets in our liquidating portfolios, if they are unable to obtain alternative sources of financing at loan maturity. Bankruptcy proceedings involving our borrowers may prevent or delay our ability to exercise our rights and remedies and realize the full value of our collateral.  Significant delay or difficulty in executing the continued liquidation of our liquidating portfolios and/or substantial losses in any of our finance asset portfolios could negatively impact the ability of our Finance segment to generate the cash necessary to service its debt, resulting in adverse effects on our cash flow, profitability and financial condition.

We may need to obtain financing in the future; such financing may not be available to us on satisfactory terms, if at all.

We may periodically need to obtain financing in order to meet our debt obligations as they come due and/or to support our operations. Although we currently have access to the capital markets, our access and the cost of borrowings, is affected by a number of factors including market conditions and the strength of our credit ratings. If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.

Our ability to fund our captive financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.

Our Finance segment’s ability to continue to offer customer financing for the products that we manufacture, and the long-term viability and profitability of the captive finance business, is largely dependent on our ability to obtain funding and at a reasonable cost both of which are dependent on a number of factors including market conditions and our credit ratings. If we are unable to continue to offer customer financing or if we are unable to offer competitive customer financing, it could negatively impact our Manufacturing group’s ability to generate sales, which could adversely affect our results of operations and financial condition.

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

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure, unlawful attempts to gain access to our proprietary or classified information and threats to the physical security of our facilities and employees, as do our customers, suppliers, subcontractors and joint venture partners. Our information technology networks and related systems are critical to the smooth operation of our business and essential to our ability to perform day to day operations.  Cybersecurity threats, such as malicious software, attempts to gain unauthorized access to information, and other security breaches, are persistent, continue to evolve and require highly skilled IT resources.  An information technology system failure or breach of data security could disrupt our operations, cause the loss of business information or the compromise of confidential information and require significant management attention and resources. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and our results of operations.  In addition, we outsource certain support functions, including certain global information technology infrastructure services, to third-party service providers. Any disruption of such outsourced processes or functions also could have a material adverse impact on our results of operations.

Developing new products and technologies entails significant risks and uncertainties.

To continue to grow our revenues and segment profit, we must successfully develop new products and technologies or modify our existing products and technologies for our current and future markets. Our future performance depends, in part, on our ability to identify emerging technological trends and customer requirements in our current and future markets and to develop and maintain competitive products and services. Delays or cost overruns in the development and acceptance of new products, or certification of new aircraft and other products, could affect our results of operations. These delays could be caused by unanticipated technological hurdles, production changes to meet customer demands, unanticipated difficulties in obtaining required regulatory certifications of new aircraft or other products, coordination with joint venture partners or failure on the part of our suppliers to deliver components as agreed. Changes in environmental laws and regulations, for example, those enacted in response to climate change concerns and other actions known as “green initiatives,” could lead to the necessity for new or additional investment in product designs or manufacturing processes and could increase environmental compliance expenditures, including costs to defend regulatory reviews. We also could be adversely affected if the general efficacy of our research and development investments to develop products is less than expected or if we do not adequately protect the intellectual property developed through our research and development efforts. Likewise, new products and technologies could generate unanticipated safety or other concerns resulting in expanded product liability risks, potential product recalls and other regulatory issues that could have an adverse impact on us. Furthermore, because of the lengthy research and development cycle involved in bringing certain of our products to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aerospace or defense industries could have a significant effect on the demand for new products and technologies under development, which could have an adverse effect on our financial condition and results of operations. In addition, the market for our product offerings may not develop or continue to expand as we currently anticipate. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products.  A significant failure in our new product development efforts or the failure of our products or services to achieve market acceptance more rapidly than our competitors could have an adverse effect on our financial condition and results of operations.

We are subject to the risks of doing business in foreign countries.

Our international business, including U.S. exports, exposes us to potentially greater risks than our domestic business. Our exposure to such risks increases as our international business continues to grow. Our international business is subject to U.S. and local government regulations and procurement policies and practices, which may change from time to time, including regulations relating to import-export control; environmental, health and safety; investments; exchange controls; and repatriation of earnings or cash settlement challenges, as well as to varying currency, geopolitical and economic risks. These international risks may be especially significant with respect to aerospace and defense products for which we sometimes first must obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell our products outside the U.S. Any significant impairment of our ability to sell products outside the U.S. could negatively impact our results of operations. Additionally, some international government customers require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts generally extend over several years and may include penalties if we fail to meet the offset requirements, which could adversely impact our results of operations. Additionally, we are facing increasing competition in our international markets from foreign and multinational firms that may have certain home country advantages over us; as a result, our ability to compete successfully in those markets may be adversely affected, which could negatively impact our revenues and profitability.

We maintain manufacturing facilities, service centers, supply centers and other facilities worldwide, including in various emerging market countries.  We also have entered into, and expect to continue to enter into, joint venture arrangements in emerging market countries, some of which may require capital investment, guaranties or other commitments.  We expect that our investment in emerging market countries will continue to increase. Emerging market operations can present many risks in addition to those discussed above, including civil disturbances, economic and government instability, terrorism and related safety concerns, cultural differences in employment and business practices, difficulties in protecting intellectual property, and the imposition of exchange controls. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.

We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors and suppliers in connection with international programs. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to facilitate compliance with these laws, a violation of such laws by any of our international representatives, consultants, joint ventures, business partners, subcontractors or suppliers, even if prohibited by our policies, could have an adverse effect on our business and reputation.

We are subject to increasing compliance risks that could adversely affect our operating results.

As a global business, we are subject to laws and regulations in the U.S. and other countries in which we operate. Our increased focus on international sales and global operations requires importing and exporting goods and technology, some of which have military applications subjecting them to more stringent import-export controls across international borders on a regular basis. Both U.S. and foreign laws and regulations applicable to us have been increasing in scope and complexity. For example, we could be affected by U.S. or foreign laws or regulations imposed in response to climate change concerns. Likewise, pursuant to the requirements of the Dodd-Frank Act and recently enacted Securities and Exchange Commission rules, we will be required to report on our use of “conflict minerals” originating from the Democratic Republic of Congo and surrounding countries.  Compliance with these rules is expected to be time-consuming and costly and also could affect the cost and availability of minerals used to manufacture certain of our products. Compliance with new or changing laws and regulations or related interpretation and policies could increase our costs of doing business, affect how we conduct our operations and limit our ability to sell our products and services. Compliance with laws and regulations of increasing scope and complexity is even more challenging in our current business environment in which reducing our operating costs is often necessary to remain competitive. In addition, a violation of U.S. and/or foreign laws by one of our employees or business partners could subject us or our employees to civil or criminal penalties, including material monetary fines, or other adverse actions, including denial of import or export privileges and debarment as a government contractor. These improper actions could damage our reputation and have an adverse effect on our business.

We are subject to legal proceedings and other claims.

We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to commercial and financial transactions; government contracts; alleged lack of compliance with applicable laws and regulations; production partners; product liability; patent and trademark infringement; employment disputes; and environmental, safety and health matters.  Due to the nature of our manufacturing business, we may be subject to liability claims arising from accidents involving our products, including claims for serious personal injuries or death caused by weather or by pilot, driver or user error. In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, it is reasonably possible that such claims could be decided against us and could require us to pay damages or make other expenditures in amounts that are not presently estimable. In addition, we cannot be certain that our reserves are adequate and that our insurance coverage will be sufficient to cover one or more substantial claims. Furthermore, we may not be able to obtain insurance coverage at acceptable levels and costs in the future.  Litigation is inherently unpredictable, and we could incur judgments, receive adverse arbitration awards or enter into settlements for current or future claims that could adversely affect our financial position or our results of operations in any particular period.

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

Our earnings and cash flow may be adversely impacted by the amount of income or expense we expend or record for employee benefit plans. This is particularly true for our defined benefit pension plans, where required contributions to those plans and related expenses are driven by, among other things, our assumptions of the expected long-term rate of return on plan assets, the discount rate used for future payment obligations and the rates of future cost growth. Additionally, as part of our annual evaluation of these plans, significant changes in our assumptions, due to changes in economic, legislative and/or demographic experience or circumstances, or changes in our actual investment returns could negatively impact the funded status of our plans requiring us to substantially increase our pension liability with a resulting decrease in shareholders’ equity. Changes in the funded status of defined benefit pension plans are recognized in other comprehensive income (loss) in the year in which they occur. Also, changes in pension legislation and regulations could increase the cost associated with our defined benefit pension plans.

In addition, medical costs are rising at a rate faster than the general inflation rate. Continued medical cost inflation in excess of the general inflation rate would increase the risk that we will not be able to mitigate the rising costs of medical benefits. Moreover, we expect that some of the requirements of the new comprehensive healthcare law will increase our future costs. Increases to the costs of pension and medical benefits could have an adverse effect on our results of operations.

Our business could be adversely affected by strikes or work stoppages and other labor issues.

Approximately 6,400 of our U.S. employees, or 26% of our total U.S. employees, are unionized, and approximately 2,800 of our non-U.S. employees, or 33% of our total non-U.S. employees, are represented by organized councils. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. The presence of unions also may limit our flexibility in responding to competitive pressures in the marketplace. In addition, the workforces of many of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Any of these events could adversely affect our results of operations.

Currency, raw material price and interest rate fluctuations may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, raw material prices and interest rates. In particular, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency rates could adversely affect our profitability in future periods. We monitor and manage these exposures as an integral part of our overall risk management program. In some cases, we purchase derivatives or enter into contracts to insulate our results of operations from these fluctuations. Nevertheless, changes in currency exchange rates, raw material prices and interest rates can have substantial adverse effects on our results of operations.

We may be unable to effectively mitigate pricing pressures.

In some markets, particularly where we deliver component products and services to original equipment manufacturers, we face ongoing customer demands for price reductions, which sometimes are contractually obligated. However, if we are unable to effectively mitigate future pricing pressures through technological advances or by lowering our cost base through improved operating and supply chain efficiencies, our results of operations could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On December 29, 2012, we operated a total of 61 plants located throughout the U.S. and 50 plants outside the U.S. We own 54 plants and lease the remainder for a total manufacturing space of approximately 20.9 million square feet.  We consider the productive capacity of the plants operated by each of our business segments to be adequate.  We also own or lease offices, warehouses, service centers and other space at various locations.  In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.

Item 3. Legal Proceedings

As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, on August 21, 2009, a purported class action lawsuit was filed in the United States District Court in Rhode Island by Dianne Leach, an alleged participant in the Textron Savings Plan. Six additional substantially similar class action lawsuits were subsequently filed by other individuals. The complaints varyingly name Textron and certain present and former employees, officers and directors as defendants. These lawsuits alleged that the defendants violated the United States Employee Retirement Income Security Act (ERISA) by imprudently permitting participants in the Textron Savings Plan to invest in Textron common stock. The complaints sought equitable relief and unspecified compensatory damages. On February 2, 2010, an amended class action complaint was filed consolidating the seven previous lawsuits into a single complaint. On March 19, 2010, all defendants moved to dismiss the consolidated amended complaint, and on September 6, 2011, the Court granted the motion to dismiss in part and denied the motion in part. Specifically, the Court ruled that plaintiffs failed to plead sufficient allegations to support any claim that defendants made material misrepresentations that would be actionable under ERISA, but permitted the remainder of the Amended Complaint to survive the pleadings stage. On September 20, 2011, all defendants moved for partial reconsideration of the Court’s decision not to dismiss the Amended Complaint. On December 5, 2011, the Court denied the motion for partial reconsideration without rendering a decision on the merits of the issues raised therein. On December 13, 2012, as a result of a mediation process overseen by an independent mediator, the parties reached an agreement in principle, subject to settlement documentation and court approval, to settle the plaintiffs’ claims for an immaterial amount.  Because this is a class action, settlements of this type are subject to preliminary and final review by the Court with an opportunity for class members to respond to the proposed settlement and object if they so desire. Neither Textron nor any of the other defendants in the settlement admitted any wrongdoing with respect to the allegations in the case.

As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, on February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against TFC, Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleged numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee sought avoidance and recovery of alleged fraudulent transfers in the amount of $316 million, as well as damages of $223 million on the other claims. The Trustee also sought trebled damages on all claims under Ohio law. TFC moved to dismiss all claims in the complaint, and on November 9, 2012, the court granted TFC’s motion to dismiss in its entirety and dismissed TFC from the lawsuit.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “TXT.”  At December 29, 2012, there were approximately 12,500 record holders of Textron common stock.  The high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the dividends paid per share are provided in the following table:

	2012			2011
	High	Low	Dividends per Share	High	Low	Dividends per Share
First quarter	$28.29	$18.37	$0.02	$28.87	$23.50	$0.02
Second quarter	29.18	21.97	0.02	28.65	20.86	0.02
Third quarter	28.80	22.15	0.02	25.17	14.66	0.02
Fourth quarter	26.75	22.84	0.02	20.41	16.37	0.02

Issuer Repurchases of Equity Securities

Fourth Quarter (shares in millions)	Total Number of Shares Purchased*	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan*	Maximum Number of Shares that may be Purchased under the Plan
Month 1 (September 30, 2012 – November 3, 2012)	3,532	$25.34	3,532	7,571
Month 2 (November 4, 2012 – December 1, 2012)	4,465	24.11	4,465	3,106
Month 3 (December 2, 2012 – December 29, 2012)	3,106	24.09	3,106	—
Total	11,103	$24.51	11,103

*These shares were purchased pursuant to a plan authorizing the repurchase of up to 24 million shares of Textron common stock that had been announced on July 19, 2007, which had no expiration date.  During the fourth quarter of 2012, all remaining shares available under this plan were repurchased.

On January 23, 2013, the company announced the adoption of a new plan authorizing the repurchase of up to 25 million shares of Textron common stock.  This plan has no expiration date.

Stock Performance Graph

The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2007 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P Industrial Conglomerates (IC) Index. We are included in both the S&P 500 and the S&P IC indices.  The values calculated assume dividend reinvestment.

	2007	2008	2009	2010	2011	2012
Textron Inc.	$100.00	$20.04	$27.40	$34.57	$27.14	$35.52
S&P 500	100.00	63.00	79.68	91.68	93.61	106.78
S&P 500 A&D	100.00	63.46	79.10	91.05	95.86	108.37
S&P 500 IC	100.00	48.50	53.43	63.41	63.86	76.92

Item 6.  Selected Financial Data

(Dollars in millions, except per share amounts)	2012	2011	2010	2009	2008
Revenues
Cessna	$3,111	$2,990	$2,563	$3,320	$5,662
Bell	4,274	3,525	3,241	2,842	2,827
Textron Systems	1,737	1,872	1,979	1,899	1,880
Industrial	2,900	2,785	2,524	2,078	2,918
Finance	215	103	218	361	723
Total revenues	$12,237	$11,275	$10,525	$10,500	$14,010
Segment profit
Cessna	$82	$60	$(29)	$198	$905
Bell	639	521	427	304	278
Textron Systems	132	141	230	240	251
Industrial	215	202	162	27	67
Finance (a)	64	(333)	(237)	(294)	(50)
Total segment profit	1,132	591	553	475	1,451
Special charges (b)	—	—	(190)	(317)	(526)
Corporate expenses and other, net	(148)	(114)	(137)	(164)	(171)
Interest expense, net for Manufacturing group	(143)	(140)	(140)	(143)	(125)
Income tax (expense) benefit	(260)	(95)	6	76	(305)
Income (loss) from continuing operations	$581	$242	$92	$(73)	$324
Per share of common stock
Income (loss) from continuing operations — basic	$2.07	$0.87	$0.33	$(0.28)	$1.32
Income (loss) from continuing operations — diluted (c)	$1.97	$0.79	$0.30	$(0.28)	$1.29
Dividends declared	$0.08	$0.08	$0.08	$0.08	$0.92
Book value at year-end	$11.03	$9.84	$10.78	$10.38	$9.75
Common stock price: High	$29.18	$28.87	$25.30	$21.00	$71.69
Low	$18.37	$14.66	$15.88	$3.57	$10.09
Year-end	$24.12	$18.49	$23.64	$18.81	$15.37
Common shares outstanding (In thousands)
Basic average	280,182	277,684	274,452	262,923	246,208
Diluted average (c)	294,663	307,255	302,555	262,923	250,338
Year-end	271,263	278,873	275,739	272,272	242,041
Financial position
Total assets	$13,033	$13,615	$15,282	$18,940	$20,031
Manufacturing group debt	$2,301	$2,459	$2,302	$3,584	$2,569
Finance group debt	$1,686	$1,974	$3,660	$5,667	$7,388
Shareholders’ equity	$2,991	$2,745	$2,972	$2,826	$2,366
Manufacturing group debt-to-capital (net of cash)	24%	37%	32%	39%	46%
Manufacturing group debt-to-capital	44%	47%	44%	56%	52%
Investment data
Capital expenditures	$480	$423	$270	$238	$545
Depreciation	$336	$343	$334	$344	$331

(a)	For 2011, segment profit included a $186 million initial mark-to-market adjustment for finance receivables in the Golf Mortgage portfolio that were transferred to the held for sale classification.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)	2012	2011	2010
Revenues	$12,237	$11,275	$10,525
Operating expenses:
Manufacturing cost of sales	10,019	9,308	8,605
Selling and administrative expenses	1,168	1,183	1,231
Net cash provided by operating activities of continuing operations for Manufacturing group	958	761	730
Diluted earnings per share (EPS) from continuing operations	1.97	0.79	0.30

An analysis of our consolidated operating results is provided below and a more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 21 to 30.

Revenues

Revenues increased $962 million, 9%, in 2012, compared with 2011, as increases in the Bell, Cessna, Industrial and Finance segments were partially offset by a reduction in the Textron Systems segment.  The net revenue increase included the following factors:

•	Higher Bell revenues of $749 million, primarily due to higher commercial aircraft volume of $476 million and an increase in V-22 program volume of $231 million, largely due to higher deliveries.
•

Higher Cessna revenues of $121 million, primarily due to higher pre-owned aircraft volume of $68 million and Citation jet revenues of $57 million, reflecting a change in mix of jets sold during the period.

•

Increased Industrial segment revenues of $115 million, primarily due to higher volume of $171 million, primarily reflecting higher market demand in the Fuel Systems and Functional Components and Golf, Turf Care and Light Transportation Vehicles product lines, partially offset by an unfavorable foreign exchange impact of $80 million, primarily related to the weakening of the euro.

•	Higher Finance revenues of $112 million as described more fully in the Segment Analysis below.
•	Lower Textron Systems revenues of $135 million, primarily due to lower volume across all product lines.

Revenues increased $750 million, 7%, in 2011, compared with 2010, primarily due to an 8% increase in Manufacturing revenues with increases in the Cessna, Bell, and Industrial segments that were partially offset by lower revenues in the Textron Systems segment.  The net revenue increase included the following factors:

•	Higher Cessna revenues of $427 million, primarily due to higher volume, largely due to the impact of higher Citation jet volume and the mix of light- and mid-size jets sold during the period.
•	Higher Bell revenues of $284 million, largely due to higher volume in our military programs, which included more deliveries of V-22 and H-1 aircraft.
•

Increased Industrial segment revenues of $261 million, primarily due to higher volume of $138 million, mostly reflecting higher automotive industry demand, and a favorable foreign exchange impact of $77 million, largely related to strengthening of the euro.

•	Lower revenues at the Finance segment of $115 million, primarily attributable to the lower average finance receivable portfolio balance resulting from continued liquidation.
•

Lower Textron Systems revenues of $107 million, primarily due to $140 million in lower volume in the UAS and Mission Support and Other product lines, partially offset by higher volume in the Land & Marine and Weapons and Sensors product lines of $28 million.

Cost of Sales and Selling and Administrative Expense

(Dollars in millions)	2012	2011	2010
Operating expenses	$11,187	$10,491	$9,836
% change compared with prior period	7%	7%
Cost of sales	$10,019	$9,308	$8,605
% change compared with prior period	8%	8%
Gross margin as a percentage of Manufacturing revenues	16.7%	16.7%	16.5%
Selling and administrative expenses	$1,168	$1,183	$1,231
% change compared with prior period	(1)%	(4)%

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses.  Changes in operating expenses are more fully discussed in our Segment Analysis below.

Cost of sales as a percentage of manufacturing revenues was 83.3% in both 2012 and 2011, and 83.5% in 2010.

Consolidated manufacturing cost of sales increased $711 million, 8%, in 2012, compared with 2011, principally due to higher net sales volume.  Cost of sales was reduced by $65 million in 2012 from foreign exchange fluctuations, primarily in the Industrial segment due to the weakening of the euro.  In addition, cost of sales included $37 million in charges related to our new UAS fee-for-service contracts at Textron Systems, which were offset by the impact of 2011 charges at Textron Systems of $60 million related to the impairment of intangible assets and severance costs.  Selling and administrative expense decreased $15 million, 1%, to $1,168 million in 2012, compared with 2011.  The decrease was largely driven by lower operating expenses of $56 million at the Finance segment primarily associated with the exit of the non-captive business, partially offset by a $27 million charge at Cessna from an unfavorable arbitration award described more fully in the Segment Analysis below.

Consolidated manufacturing cost of sales increased $703 million, 8%, in 2011, compared with 2010, principally due to higher sales volume in the Cessna, Bell and Industrial segments.  In 2011, gross margin increased as a percentage of revenues primarily due to favorable product mix and improved leverage and manufacturing efficiencies on higher volume at Cessna and Bell.  These improvements were partially offset by a $64 million increase in engineering and development expenses throughout our manufacturing businesses and $60 million in charges at Textron Systems related to the impairment of certain intangible assets and severance costs.  In 2011, selling and administrative expense decreased $48 million, 4%, to $1.2 billion, compared with 2010, primarily due to $44 million in lower operating expense at the Finance segment, largely reflecting progress towards our exit from the non-captive commercial finance business, and a $23 million decrease in corporate expense, primarily due to the impact of changes in our stock price on compensation expense. These decreases were partially offset by higher bid and proposal costs at Textron Systems in 2011.

Interest Expense

(Dollars in millions)	2012	2011	2010
Interest expense	$212	$246	$270
% change compared with prior period	(14)%	(9)%

Interest expense on the Consolidated Statement of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated.  Interest expense for the Finance segment is included within segment profit and includes intercompany interest.

Consolidated interest expense decreased $34 million, 14%, in 2012, compared with 2011, primarily due to lower average debt outstanding.  In 2011, consolidated interest expense decreased $24 million, 9%, compared with 2010, primarily due to a decrease in the Finance group, largely due to the reduction in its debt from liquidations in the non-captive portfolio.

Valuation Allowance on Transfer of Golf Mortgage Portfolio to Held for Sale

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

Special Charges

There were no amounts recorded within special charges in 2012 and 2011.  In 2010, special charges included restructuring charges totaling $99 million, including $76 million of severance costs.  These charges were related to a global restructuring program initiated in the fourth quarter of 2008 to reduce overhead costs and improve productivity across the company and included the announcement of the exit of portions of our commercial finance business.  This restructuring program was substantially completed at the end of 2011.  In 2010, special charges also included a $91 million non-cash pre-tax charge to reclassify a foreign exchange loss from equity to the Statement of Operations as a result of substantially liquidating a Canadian Finance entity.

Other Losses, net

In 2011, other losses, net included $55 million in losses on the early extinguishment of a portion of our convertible notes which was largely offset by a $52 million gain from the collection on notes receivable in connection with the disposition of the Fluid & Power business in 2008 as discussed in Note 2 to the Consolidated Financial Statements.

Income Tax Expense (Benefit)

Our effective rate was 30.9% in 2012, 28.1% in 2011 and (6.4)% in 2010, and generally differs from the U.S. federal statutory rate of 35% due to certain earnings from our operations in lower-tax jurisdictions throughout the world.  The jurisdictions with favorable tax rates that have the most significant effective rate impact in the periods presented include primarily Canada, Belgium and China.  We have not provided for U.S. taxes for those earnings because we plan to reinvest all of those earnings indefinitely outside of the United States.  Our effective rate will fluctuate based on the mix of earnings from our U.S. and foreign operations.  For a full reconciliation of our effective rate to the U.S. federal statutory rate of 35% see Note 14 to the Consolidated Financial Statements.

Subsequent to year end, the American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 to retroactively reinstate and extend the Federal Research and Development Tax Credit from January 1, 2012 to December 31, 2013.  As a result, our income tax provision in the first quarter of 2013 will include a discrete tax benefit that will reduce the annual effective tax rate by approximately one percent.

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

Approximately 29% of our revenues were derived from contracts with the U.S. Government in 2012.  For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix.  Changes in volume that are discussed in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refers to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes.

Cessna

				% Change
(Dollars in millions)	2012	2011	2010	2012	2011
Revenues	$3,111	$2,990	$2,563	4%	17%
Operating expenses	3,029	2,930	2,592	3%	13%
Segment profit (loss)	82	60	(29)	37%	307%
Profit margin	3%	2%	(1)%
Backlog	$1,062	$1,889	$2,928	(44)%	(35)%

Cessna Revenues and Operating Expenses

Factors contributing to the 2012 year-over-year revenue change are provided below:

(In millions)	2012 versus 2011
Volume and mix	$126
Other	(5)
Total change	$121

Cessna delivered 181 Citation jets in 2012, compared with 183 jets in 2011, however revenues increased $121 million, 4%, in 2012, compared with 2011.  The increase in revenues was primarily due to a $68 million impact from higher pre-owned aircraft volume and $57 million of higher Citation jet revenues reflecting a change in mix of new jets sold during the period.  During 2012, the portion of Cessna’s revenues derived from aftermarket sales and services represented 25% of Cessna’s revenues, compared with 24% in the corresponding period of 2011.

Cessna’s operating expenses increased by $99 million, 3%, in 2012, compared with 2011, primarily due to the following:

•	$93 million in higher direct material costs, resulting from increased pre-owned aircraft sales volume and a change in the mix of jets sold during the period.
•	$35 million in cost inflation, largely reflecting a $22 million favorable benefit recorded in 2011 related to the last-in, first-out (LIFO) method of accounting for inventories.
•	$27 million charge from an unfavorable arbitration award described below.

These increases were partially offset by $33 million cost reductions from improved factory efficiency and $24 million in lower engineering and development expenses.

On November 16, 2012, in an arbitration proceeding initiated by Avcorp Industries, Inc. against Cessna, an arbitral panel entered an award against Cessna in the amount of $27 million.  The dispute related to an alleged breach of a supply agreement under which Avcorp made various components for Cessna aircraft.  Although we are vigorously contesting this award, we recorded a charge of $27 million in the fourth quarter of 2012.

Factors contributing to the 2011 year-over-year revenue change are provided below:

(In millions)	2011 versus 2010
Volume	$419
Other	8
Total change	$427

Cessna’s revenues increased $427 million, 17%, in 2011, compared with 2010, primarily due to higher Citation jet volume and the mix of light- and mid-size jets sold during the period, which had a $262 million impact, higher pre-owned aircraft volume of $76 million reflecting improved market demand and higher aftermarket volume of $62 million, in part due to continued investment in additional service offerings.  We delivered 183 Citation jets in 2011, compared with 179 jets in 2010.  During 2011, the portion of Cessna’s revenues derived from aftermarket sales and services represented 24% of Cessna’s revenues, compared with 26% in the corresponding period of 2010.

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

Cessna Segment Profit (Loss)

Factors contributing to 2012 year-over-year segment profit change are provided below:

(In millions)	2012 versus 2011
Volume and mix	$53
Performance	12
Inflation, net of pricing	(43)
Total change	$22

In 2012, Cessna’s segment profit increased $22 million, 37%, compared with 2011, primarily due to the change in mix of Citation jets sold during the period.  Improved performance included the following:

•	$33 million in improved factory efficiency.
•	$24 million in lower engineering and development expenses.
•	$(27) million unfavorable arbitration award as described above.
•	$(19) million of lower forfeiture income due to fewer order cancellations in 2012.

Inflation, net of pricing, included a $26 million unfavorable LIFO impact largely due to a $22 million LIFO benefit recorded in 2011.

Factors contributing to 2011 year-over-year segment profit change are provided below:

(In millions)	2011 versus 2010
Volume	$85
Other	4
Total change	$89

Cessna’s segment profit increased $89 million in 2011, compared with 2010, primarily due to higher volume of $85 million.  Segment profit was also impacted by the following contributing factors included within the Other line:

•	$28 million in higher engineering and development expenses, primarily due to new product development.
•	$22 million in cost improvements realized during the period, which were driven by factory efficiencies due to higher production volume.
•	$16 million in lower pre-owned aircraft write-downs.

In addition, cost inflation was offset by a $45 million favorable LIFO benefit discussed above.

Cessna Backlog

Cessna’s backlog decreased $827 million, 44%, in 2012 and $1.0 billion, 35%, in 2011, mainly attributable to deliveries in excess of new orders and canceled Citation jet orders.

Bell

				% Change
(Dollars in millions)	2012	2011	2010	2012	2011
Revenues:
V-22 program	$1,611	$1,380	$1,155	17%	19%
Other military	940	919	845	2%	9%
Commercial	1,723	1,226	1,241	41%	(1)%
Total revenues	4,274	3,525	3,241	21%	9%
Operating expenses	3,635	3,004	2,814	21%	7%
Segment profit	639	521	427	23%	22%
Profit margin	15%	15%	13%
Backlog	$7,469	$7,346	$6,473	2%	13%

Bell Revenues and Operating Expenses

Factors contributing to the 2012 year-over-year revenue change are provided below:

(In millions)	2012 versus 2011
Volume	$728
Other	21
Total change	$749

Bell’s revenues increased $749 million, 21%, in 2012, compared with 2011, primarily due to higher volume, which included the following factors:

•

$476 million increase in commercial volume, largely related to higher deliveries reflecting our investment in new products and increased focus on commercial markets. Bell delivered 188 commercial aircraft in 2012, compared with 125 aircraft in 2011.

•

$231 million increase in volume related to the V-22 program, primarily reflecting higher deliveries based on schedule requirements and higher revenues related to the support of fielded aircraft. Bell delivered 39 V-22 aircraft in 2012, compared with 34 deliveries in 2011.

•

$21 million increase in other military volume resulting from higher deliveries and services rendered under several programs, partially offset by lower spares and aftermarket volume. Bell delivered 24 H-1 aircraft in 2012, compared with 25 aircraft in 2011.

Bell’s operating expenses increased $631 million, 21%, in 2012, compared with 2011, primarily due to higher sales volume discussed above.

Factors contributing to the 2011 year-over-year revenue change are provided below:

(In millions)	2011 versus 2010
Volume	$258
Other	26
Total change	$284

Bell’s revenues increased $284 million, 9%, in 2011, compared with 2010, primarily due to higher volume, which included the following factors:

•	$225 million increase in volume related to the V-22 program, primarily reflecting higher deliveries. Bell delivered 34 V-22 aircraft in 2011, compared with 26 deliveries in 2010.
•

$74 million increase in other military volume, primarily reflecting higher H-1 deliveries, with 25 H-1 aircraft delivered in 2011, compared with 18 aircraft in 2010; this increase is net of a $55 million decrease in aftermarket volume, largely due to the completion of several non-recurring programs in 2010.

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

Bell Segment Profit

Factors contributing to 2012 year-over-year segment profit change are provided below:

(In millions)	2012 versus 2011
Volume and mix	$143
Performance	(18)
Other	(7)
Total change	$118

Bell’s segment profit increased $118 million, 23%, in 2012, compared with 2011, primarily due to the impact of higher volume in our commercial aircraft and military businesses as described above.  Performance reflects higher net research and development expense in 2012 of $26 million due to the ramp-up of new product development and higher selling and administrative expenses largely due to our investment in business system improvement and upgrade activities, which were partially offset by favorable program performance in our military programs, reflecting improved manufacturing efficiencies.

Factors contributing to 2011 year-over-year segment profit change are provided below:

(In millions)	2011 versus 2010
Performance	$109
Volume and mix	(22)
Other	7
Total change	$94

Bell’s segment profit increased $94 million, 22%, in 2011, compared with 2010, primarily due to improved program performance of $109 million, partially offset by an unfavorable mix of military and commercial aircraft sold during the period. Bell’s improved performance included the following:

•	$122 million resulting from improved manufacturing efficiencies in our military programs, resulting from efficiencies realized in connection with the ramp up of production lines.
•

$30 million unfavorable net change in program profit adjustments; this change was largely due to a $21 million adjustment recognized in 2010 related to the recognition of profit on the H-1 and V-22 programs for reimbursement of prior year costs.

Bell Backlog

In 2012 and 2011, Bell’s backlog reflected orders in excess of deliveries resulting in a $123 million, 2%, increase in 2012 and an $873 million, 13%, increase in 2011.

Textron Systems

				% Change
(Dollars in millions)	2012	2011	2010	2012	2011
Revenues	$1,737	$1,872	$1,979	(7)%	(5)%
Operating expenses	1,605	1,731	1,749	(7)%	(1)%
Segment profit	132	141	230	(6)%	(39)%
Profit margin	8%	8%	12%
Backlog	$2,919	$1,337	$1,598	118%	(16)%

Textron Systems Revenues and Operating Expenses

Factors contributing to the 2012 year-over-year revenue change are provided below:

(In millions)	2012 versus 2011
Volume	$(141)
Other	6
Total change	$(135)

Revenues at Textron Systems decreased $135 million, 7%, in 2012, compared with 2011, primarily due to lower volume reflecting the following changes:

•                  Lower Land & Marine volume of $76 million, primarily related to lower deliveries based on current contract requirements.

•                  Lower Mission Support and Other product line volume of $45 million, primarily due to the completion of certain contracts in 2011 and the timing of test and training revenues.

•                  Lower Weapons and Sensors volume of $13 million, primarily due to the completion of several contracts in 2011, partially offset by higher international Sensor Fuzed Weapon volume of $67 million.

Textron Systems’ operating expenses decreased $126 million, 7%, in 2012, compared with 2011, primarily due to the lower volume.  Operating expenses for 2012 included $37 million in charges discussed below related to our new UAS fee-for-service contracts, which were offset by the impact of charges at Textron Systems of $60 million during 2011, related to the impairment of intangible assets and severance costs.

In 2012, we were awarded two indefinite delivery, indefinite quantity (IDIQ) contracts with separate U.S. Government customers for UAS fee-for-service activities.  In the third quarter of 2012, we experienced start-up issues as we began deployment for the first of these contracts, the MEUAS II program, which required us to augment training procedures, add resources and adjust certain estimated costs.  At that time, we took an $18 million charge reflecting our estimated loss on the awarded task orders under both contracts based on our deployment experience, which resulted in changes to certain assumptions, and also reflected higher subcontractor, up-front training and program management costs to support the ramp-up.  In the fourth quarter of 2012, we experienced propulsion performance issues with our systems, and as a result, we were not able to perform within our previous cost estimates.  Based on the issues we have encountered, we increased our estimate of the costs to complete the awarded task orders under both contracts through completion of those orders and recorded a $19 million unfavorable program profit adjustment in the fourth quarter of 2012.  Our current financial guidance and backlog do not reflect additional task orders under the MEUAS II IDIQ contract after the current active orders conclude in April 2013.

Factors contributing to the 2011 year-over-year revenue change are provided below:

(In millions)	2011 versus 2010
Volume	$(112)
Other	5
Total change	$(107)

Revenues at Textron Systems decreased $107 million, 5%, in 2011, compared with 2010, primarily due to lower volume, reflecting the following changes:

•                  Lower UAS volume of $84 million, largely due to lower deliveries and to the timing of revenues from various programs.

•                  Lower Mission Support and Other product line volume of $56 million, largely due to the completion of several test and training programs and lower intelligence systems volume.

•                  Higher Land & Marine volume of $18 million, primarily related to Armored Security Vehicles.

•                  Higher Weapons and Sensors revenues of $10 million, largely due to higher Sensor Fuzed Weapon volume.

Textron Systems’ operating expenses decreased $18 million, 1%, in 2011, compared with 2010, primarily due to the lower volume, which was partially offset by the $41 million intangible asset impairment charge and $19 million, primarily in severance costs related to the workforce reduction taken in 2011.

Textron Systems Segment Profit

Factors contributing to 2012 year-over-year segment profit change are provided below:

(In millions)	2012 versus 2011
Volume and mix	$(57)
Impairment charge in 2011	41
Performance	4
Other	3
Total change	$(9)

Segment profit at Textron Systems decreased $9 million, 6%, in 2012, compared with 2011, reflecting the impact of lower volume described above and deliveries on lower margin contracts during the current period.  The favorable performance reflects a charge in 2011 of $19 million primarily in severance costs related to workforce reductions, $9 million in lower amortization expense on intangible assets and $8 million in lower net research and development costs, partially offset by the $37 million in charges related to the UAS fee-for-service contracts described above.

Factors contributing to 2011 year-over-year segment profit change are provided below:

(In millions)	2011 versus 2010
Volume	$(37)
Impairment charge	(41)
Inflation	(5)
Other	(6)
Total change	$(89)

Segment profit at Textron Systems decreased $89 million, 39%, in 2011, compared with 2010, primarily due to the impact of lower volume described above and mix, along with the $41 million intangible asset impairment charge and approximately $19 million in severance costs related to the workforce reduction included in the Other line.

Textron Systems Backlog

In 2012, Textron Systems backlog increased $1.6 billion, 118%, largely due to additional orders in the UAS and Land & Marine product lines, including the Canadian TAPV contract for $693 million received in the second quarter of 2012.  In 2011, Textron Systems backlog decreased $261 million, reflecting deliveries in excess of new orders related to various military programs.

Industrial

				% Change
(Dollars in millions)	2012	2011	2010	2012	2011
Revenues:
Fuel Systems and Functional Components	$ 1,842	$ 1,823	$ 1,640	1%	11%
Other Industrial	1,058	962	884	10%	9%
Total revenues	2,900	2,785	2,524	4%	10%
Operating expenses	2,685	2,583	2,362	4%	9%
Segment profit	215	202	162	6%	25%
Profit margin	7%	7%	6%

Industrial Revenues and Operating Expenses

Factors contributing to the 2012 year-over-year revenue change are provided below:

(In millions)	2012 versus 2011
Volume	$171
Foreign exchange	(80)
Other	24
Total change	$115

Industrial segment revenues increased $115 million, 4%, in 2012, compared with 2011.  Higher volume resulted from a $93 million increase in the Fuel Systems and Functional Components product line, reflecting higher automotive industry demand in North America, and a $78 million increase in the Other Industrial product lines, largely related to higher market demand in the Golf, Turf Care and Light Transportation Vehicles product line.  The unfavorable foreign exchange impact was mostly related to the weakening of the euro, which primarily impacted the Fuel Systems and Functional Components product line.

Operating expenses for the Industrial segment increased $102 million, 4%, in 2012, compared with 2011, largely due to $130 million in higher direct material costs in support of higher sales volume.  In 2012, operating expenses were also impacted by cost inflation of $44 million, primarily due to higher material and overhead costs, partially offset by lower costs due to a favorable foreign exchange impact of $70 million resulting from the weakening of the euro.

Factors contributing to the 2011 year-over-year revenue change are provided below:

(In millions)	2011 versus 2010
Volume	$138
Foreign exchange	77
Acquisitions, net of dispositions	18
Other	28
Total change	$261

Industrial segment revenues increased $261 million, 10%, in 2011 from 2010.  Volume increased and mix improved largely due to a $117 million increase in the Fuel Systems and Functional Components product line, reflecting higher automotive industry demand, and $21 million in the Other Industrial product lines, largely related to the Powered Tools, Testing and Measurement Equipment product line reflecting higher sales in North America and Europe.  The favorable foreign exchange impact was primarily related to strengthening of the euro, which mostly impacted the Fuel Systems and Functional Components product line.  Higher Other Industrial revenues of $78 million included a $27 million impact from acquisitions and improved pricing of $20 million, in addition to the higher volume.

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

Industrial Segment Profit

Factors contributing to 2012 year-over-year segment profit change are provided below:

(In millions)	2012 versus 2011
Volume	$31
Inflation, net of pricing	(17)
Other	(1)
Total change	$13

Segment profit for the Industrial segment increased $13 million, 6%, in 2012, compared with 2011, primarily due to the impact from higher volume as described above, partially offset by cost inflation that exceeded related price increases.

Factors contributing to 2011 year-over-year segment profit change are provided below:

(In millions)	2011 versus 2010
Volume	$31
Performance	34
Inflation, net of pricing	(35)
Other	10
Total change	$40

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

Finance

(In millions)	2012	2011	2010
Revenues	$ 215	$ 103	$ 218
Segment profit (loss)	64	(333)	(237)

Our plan to exit the non-captive commercial finance business of our Finance segment has been effected through a combination of orderly liquidation and selected sales.  We expect to liquidate the majority of the remaining $370 million of finance receivables in the non-captive portfolio over the next two years.

Finance Revenues

Finance segment revenues increased $112 million in 2012 compared with 2011, primarily attributable to the following factors:

•

$90 million increase related to the valuation of Golf Mortgage finance receivables held for sale. In 2012, we had $76 million in favorable valuation adjustments compared with unfavorable valuation adjustments of $14 million in 2011.

•	$42 million of lower portfolio losses, net of gains, primarily associated with the Structured Capital and Timeshare portfolios.
•	$25 million increase due to the resolution of one significant Timeshare account that returned to accrual status and was subsequently paid off during the third quarter of 2012.
•	These increases were partially offset by a $61 million decrease attributable to lower average finance receivables of $1.2 billion.

Finance segment revenues decreased $115 million in 2011 compared with 2010, primarily attributable to the impact of a $1.8 billion lower average finance receivable balance.

Finance Segment Profit (Loss)

Finance segment profit increased $397 million in 2012, compared with 2011, primarily due to changes in valuation adjustments, lower portfolio losses, net of gains, and the resolution of one significant Timeshare account discussed above, as well as lower administrative expense of $56 million, primarily associated with the exit of the non-captive business.  In addition, we recorded a $186 million valuation allowance on the transfer of the Golf Mortgage portfolio from held for investment to the held for sale classification during the fourth quarter of 2011. These increases were partially offset by a $27 million decrease in net interest margin attributable to lower average finance receivables.

Finance segment loss increased $96 million in 2011 compared with 2010, primarily due to the $186 million valuation allowance recorded on the transfer of the remaining Golf Mortgage portfolio from held for investment to the held for sale classification during the fourth quarter of 2011 and a $61 million reduction in interest margin resulting from the lower average finance receivable balance.  These increases were partially offset by $131 million in lower provision for loan losses, primarily the result of a decline in new troubled accounts in the non-captive portfolio during 2011 and a $36 million reversal of the allowance for losses related to one significant account.  In addition, administrative expense declined by $44 million primarily due to lower compensation expense associated with a workforce reduction and other cost reductions related to the exit of the non-captive business.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment:

(Dollars in millions)	December 29, 2012	December 31, 2011
Finance receivables	$1,934	$2,477
Nonaccrual finance receivables	143	321
Allowance for losses	84	156
Ratio of nonaccrual finance receivables to finance receivables	7.39%	12.96%
Ratio of allowance for losses on impaired nonaccrual finance receivables to impaired nonaccrual finance receivables	21.24%	28.52%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables	58.74%	48.60%
Ratio of allowance for losses on finance receivables to finance receivables	4.34%	6.30%
60+ days contractual delinquency as a percentage of finance receivables	4.65%	6.70%
60+ days contractual delinquency	$90	$166
Repossessed assets and properties	81	199

Finance receivables held for sale are reflected at the lower of cost or fair value on the Consolidated Balance Sheets and are not included in the credit performance statistics above.  Finance receivables held for sale in the non-captive portfolio totaled $140 million at the end of 2012, compared with $418 million at the end of 2011.

Nonaccrual finance receivables decreased $178 million, 55%, from 2011, primarily due to reductions of $129 million in the Timeshare portfolio and $38 million in the Captive portfolio.  The decrease in the Timeshare portfolio was primarily due to the liquidation of one significant account.  The Captive portfolio decreased mostly due to repossession of collateral and cash collections, partially offset by new accounts identified as nonaccrual in 2012.

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

Key information that is utilized in assessing our liquidity is summarized below:

(In millions)	December 29, 2012	December 31, 2011
Manufacturing group
Cash and equivalents	$1,378	$871
Debt	2,301	2,459
Shareholders’ equity	2,991	2,745
Capital (debt plus shareholders’ equity)	5,292	5,204
Net debt (net of cash and equivalents) to capital	24%	37%
Debt to capital	44%	47%
Finance group
Cash and equivalents	$35	$14
Debt	1,686	1,974

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

Textron has a senior unsecured revolving credit facility that expires in March 2015 for an aggregate principal amount of $1.0 billion, up to $200 million of which is available for the issuance of letters of credit.  At December 29, 2012, there were no amounts borrowed against the facility, and there were $37 million of letters of credits issued against it.  We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

At December 29, 2012, the principal amount of our convertible notes outstanding was $215 million.  Under the terms of the Indenture that governs the notes, the notes are currently convertible at the holder’s option through April 29, 2013, the second trading day preceding their May 1, 2013 maturity date.  We may deliver shares of common stock, cash or a combination of cash and shares of common stock in satisfaction of our obligations upon conversion of the convertible notes.  We intend to settle the face value of the convertible notes in cash.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statement of Cash Flows are summarized below:

(In millions)	2012	2011	2010
Operating activities	$958	$761	$730
Investing activities	(476)	(423)	(353)
Financing activities	29	(360)	(1,215)

We generated $958 million in cash from operating activities in 2012 on $1.1 billion in Manufacturing group segment profit and $534 million of Manufacturing group net income.  The 26% increase in cash flows from operating activities from 2011 was largely due to lower cash contributions made to our pension plans in 2012.  Within working capital, we had a $117 million reduction in cash resulting from an increase in pre-owned inventory in the Cessna segment primarily due to higher trade-in activities, which was largely offset by a reduction in net taxes paid.  We made pension contributions of $405 million, $642 million and $417 million in 2012, 2011 and 2010, respectively.  Cash flows from operating activities increased in 2011, compared with 2010, largely due to higher earnings for the Manufacturing group, partially offset by higher cash pension contributions.

Investing cash flows in 2012, 2011 and 2010 primarily included capital expenditures of $480 million, $423 million, and $270 million, respectively, in support of our new product development and cost improvement strategies.

We generated cash from financing activities in 2012, largely due to the receipt of $490 million from the Finance group in payment of its intergroup borrowing, partially offset by share repurchases in the fourth quarter of 2012 and $189 million in payments on our outstanding debt. In 2011, financing activities primarily consisted of $580 million in payments related to the purchase and cancellation of convertible notes and $175 million in intergroup financing for our Finance group, partially offset by $496 million in proceeds from the issuance of notes.   In 2010, we repaid $1.2 billion of our bank credit lines.

Share Repurchases

In the fourth quarter of 2012, under a 2007 share repurchase authorization, we repurchased 11.1 million shares of our common stock for a total cost of $272 million which fully utilized our available repurchase authorization.  On January 22, 2013, our Board of Directors approved a new authorization program for 25 million shares under which we intend to purchase shares of common stock to offset the impact of dilution from share-based compensation plans and for opportunistic capital management purposes.

Dividends

Dividend payments to shareholders totaled $17 million, $22 million and $22 million in 2012, 2011 and 2010, respectively.

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

(In millions)	2012	2011	2010
Dividends paid by TFC to Textron Inc.	$345	$179	$505
Capital contributions paid to TFC under Support Agreement	(240)	(182)	(383)

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

Finance Group Cash Flows

During 2012, we liquidated $821 million of the Finance group’s finance receivables, net of originations.  These finance receivable reductions occurred in both the non-captive and captive finance portfolios, but were primarily driven by the non-captive portfolio in connection with our exit plan, including $241 million and $218 million in the Golf Mortgage and Timeshare product lines, respectively.  Depending on market conditions, we expect to liquidate the majority of the remaining $370 million of finance receivables in the non-captive portfolio over the next two years.

The cash flows from continuing operations for the Finance group are summarized below:

(In millions)	2012	2011	2010
Operating activities	$5	$65	$(35)
Investing activities	934	1,453	2,305
Financing activities	(918)	(1,536)	(2,383)

Cash flows from operating activities decreased in 2012, primarily due to changes in taxes paid/received, partially offset by higher earnings.  Net tax (payments)/refunds were $(43) million, $65 million and $(101) million in 2012, 2011 and 2010, respectively.  Net tax payments in 2012 and 2010 included settlements related to the IRS’s challenge of tax deductions claimed in prior years for certain leveraged lease transactions.

Cash receipts from the collection of finance receivables continued to outpace finance receivable originations, which resulted in net cash inflow from investing activities for the past three years.  Finance receivables repaid and proceeds from sales totaled $1.1 billion in 2012, $1.8 billion in 2011 and $3.0 billion in 2010.  Cash outflows for originations declined to $331 million in 2012 from $471 million in 2011 and $866 million in 2010.  These decreases were largely driven by the wind down of the non-captive business.

Cash used in financing activities included principal payments on long-term debt of $0.4 billion, $0.8 billion and $2.1 billion in 2012, 2011 and 2010, respectively.  These cash outflows were partially offset by proceeds from the issuance of long term debt of $106 million, $430 million and $231 million, respectively.  In 2012, the Finance group also made cash payments totaling $493 million to the Manufacturing group related to intergroup borrowings.  In 2011 and 2010, the Finance group paid $1.4 billion and $0.3 billion, respectively, against the outstanding balance on its bank line of credit.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2012	2011	2010
Operating activities	$935	$1,068	$993
Investing activities	378	843	1,549
Financing activities	(781)	(1,951)	(3,493)

Cash flows from operating activities decreased during 2012 as compared with 2011, as higher earnings were offset by changes in working capital, which included lower net cash receipts from our captive financing activities of $140 million and an increase in pre-owned inventory in the Cessna segment largely due to higher trade-in activities, resulting in a cash reduction of $117 million.  Our use of cash for working capital requirements was partially offset by $237 million in lower cash pension contributions made in 2012.

Cash flow from operating activities increased in 2011, compared with 2010, primarily due to higher earnings for the Manufacturing group, partially offset by higher cash pension contributions made in 2011.  In addition, cash payments related to the restructuring program that we substantially completed at the end of 2010 decreased to $44 million in 2011, from $72 million in 2010.

Cash receipts from the collection of finance receivables continued to outpace finance receivable originations, which resulted in net cash inflow from investing activities for the past three years.  Finance receivables repaid and proceeds from sales totaled $0.7 billion in 2012, $1.2 billion in 2011 and $2.2 billion in 2010.  Cash outflows for originations declined to $22 million in 2012 from $187 million in 2011 and $450 million in 2010.  These decreases are largely due to our ongoing exit from the non-captive business.  Investing activities also included capital expenditures of $480 million, $423 million, and $270 million in 2012, 2011 and 2010, respectively, in support of our new product development and cost improvement strategies.

Cash used in financing activities included principal payments on long-term debt of $0.6 billion, $0.8 billion and $2.2 billion in 2012, 2011 and 2010, respectively.  In 2011 and 2010, financing activities also included repayments of $1.4 billion and $1.5 billion, respectively, against the outstanding balance on our bank credit lines.  Cash used in financing activities also included $272 million of share repurchases in 2012 and $580 million in payments related to the purchase of convertible notes in 2011.  These cash outflows were partially offset by proceeds from the issuance of long term debt of $106 million, $926 million and $231 million, respectively.

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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

(In millions)	2012	2011	2010
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(309)	$(284)	$(416)
Cash received from customers and the sale of receivables	405	520	840
Other capital contributions made to Finance group	—	(60)	(30)
Other	(16)	11	9
Total reclassifications from investing activities	80	187	403
Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group under Support Agreement	240	182	383
Dividends received by Manufacturing group from Finance group	(345)	(179)	(505)
Other capital contributions made to Finance group	—	60	30
Other	(3)	(8)	(13)
Total reclassifications from financing activities	(108)	55	(105)
Total reclassifications and adjustments to cash flow from operating activities	$(28)	$242	$298

Contractual Obligations

Manufacturing Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of December 29, 2012:

		Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Liabilities reflected in balance sheet:
Long-term debt	$2,307	$535	$364	$614	$794
Interest on borrowings	619	123	200	151	145
Pension benefits for unfunded plans (1)	388	26	48	44	270
Postretirement benefits other than pensions (1)	564	52	94	81	337
Other long-term liabilities (2)	556	159	137	66	194
Liabilities not reflected in balance sheet:
Operating leases (3)	343	57	83	53	150
Purchase obligations (4)	2,844	2,257	586	1	—
Total Manufacturing group	$7,621	$3,209	$1,512	$1,010	$1,890

(1)   We maintain defined benefit pension plans and postretirement benefit plans other than pensions as discussed in Note 13 to the Consolidated Financial Statements.  Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans.  Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years.  Our policy for funding pension plans is to make contributions annually, consistent with applicable laws and regulations; however, future contributions to our pension plans are not included in the above table.  In 2013, we expect to make contributions to our funded pension plans of approximately $160 million and approximately $22 million in the Retirement Account Plan.  Based on our current assumptions, which may change with changes in market conditions, our current contribution estimates for each of the years from 2014 through 2017 are estimated to be in the range of approximately $100 million to $200 million under the plan provisions in place at this time.

(2)   Other long-term liabilities included in the table consist primarily of undiscounted amounts in the Consolidated Balance Sheet as of December 29, 2012, representing obligations under deferred compensation arrangements and estimated environmental remediation costs. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals.  The timing of cash flows associated with environmental remediation costs is largely based on historical experience.  Other long-term liabilities, such as deferred taxes, unrecognized tax benefits and product liability and litigation reserves, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments.

(3)   Operating leases represent undiscounted obligations under noncancelable leases.

(4)   Purchase obligations include undiscounted amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates.  Approximately 40% of the purchase obligations we disclose represent purchase orders issued for goods and services to be delivered under firm contracts with the U.S. Government for which we have full recourse under customary contract termination clauses.

Finance Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Finance group as of December 29, 2012:

		Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Liabilities reflected in balance sheet:
Term debt	$1,096	$563	$254	$149	$130
Securitized debt (1)	282	74	133	49	26
Subordinated debt	300	—	—	—	300
Interest on borrowings (2)	286	45	67	39	135
Total Finance group	$1,964	$682	$454	$237	$591

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

At December 29, 2012, the Finance group also had $75 million in other liabilities, primarily accounts payable and accrued expenses, that are payable within the next 12 months.

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

Long-Term Contracts

We make a substantial portion of our sales to government customers pursuant to long-term contracts.  These contracts require development and delivery of products over multiple years and may contain fixed-price purchase options for additional products.  We account for these long-term contracts under the percentage-of-completion method of accounting.  Under this method, we estimate profit as the difference between total estimated revenues and cost of a contract.  The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion and, in some cases, includes estimates of recoveries asserted against the customer for changes in specifications.  Due to the size, length of time and nature of many of our contracts, the estimation of total contract costs and revenues through completion is complicated and subject to many variables relative to the outcome of future events over a period of several years.  We are required to make numerous assumptions and estimates relating to items such as expected engineering requirements, complexity of design and related development costs, product performance, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, manufacturing efficiencies and the achievement of contract milestones, including product deliveries, technical requirements, or schedule.

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

The following table sets forth the aggregate gross amount of all program profit adjustments that are included within segment profit for the three years ended December 29, 2012:

(In millions)	2012	2011	2010
Gross favorable	$88	$83	$98
Gross unfavorable	(73)	(29)	(20)
Net adjustments	$15	$54	$78

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

For the Bell reporting unit, we performed a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test. Based on the results of the qualitative assessment, we concluded that it is more likely than not that the unit’s fair value is greater than its carrying amount and the next step of the impairment analysis was not required. For our other reporting units, we performed the next step of the impairment analysis, which required us to calculate fair value of each reporting unit.

Fair values were established primarily using discounted cash flows that incorporated assumptions for short- and long-term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a business having similar risks and characteristics to the reporting unit being assessed.  The revenue growth rates and operating margins used in our discounted cash flow analysis are based on our strategic plans and long-range planning forecasts.  These plans do not include any potential impact that sequestration budget cuts may have on our businesses that serve the U.S. Government.  The long-term growth rate we use to determine the terminal value of the business is based on our assessment of its minimum expected terminal growth rate, as well as its past historical growth and broader economic considerations such as gross domestic product, inflation and the maturity of the markets we serve.  We utilize a weighted-average cost of capital in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows of each reporting unit.  We believe this approach yields a discount rate that is consistent with an implied rate of return that an independent investor or market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.

If the reporting unit’s estimated fair value exceeds its carrying value, the reporting unit is not impaired, and no further analysis is performed.  Otherwise, the amount of the impairment must be determined by comparing the carrying amount of the reporting unit’s goodwill to the implied fair value of that goodwill.  The implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.

Based on our annual impairment reviews, the fair value of all of our reporting units exceeded their carrying values, and we do not believe that there is a reasonable possibility that any units might fail the initial step of the impairment test in the foreseeable future.

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

To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will increase pension expense.  For 2012, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 7.58%, compared with 7.84% in 2011.  In 2012 and 2011, the assumed rate of return for our domestic plans, which represent approximately 90% of our total pension assets, was 7.75% and 8.00%, respectively.  A 50-basis-point decrease in this long-term rate of return in 2012 would have increased pension expense for our domestic plans by approximately $24 million.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled.  This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change.  A lower discount rate increases the present value of the benefit obligations and increases pension expense.  In 2012, the weighted-average discount rate used in calculating pension expense was 4.94%, compared with 5.71% in 2011.  For our domestic plans, the assumed discount rate was 5.00% in 2012, compared with 5.75% for 2011.  A 50-basis-point decrease in this discount rate in 2012 would have increased pension expense for our domestic plans by approximately $27 million.

The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities.  The 2012 medical and prescription drug healthcare cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits.  The 2012 medical rate of 8.40% is assumed to decrease to 5.00% by 2021 and then remain at that level.  The 2012 prescription drug rate of 8.40% is assumed to decrease to 5.00% by 2021 and then remain at that level.  See Note 13 to the Consolidated Financial Statements for the impact of a one-percentage-point change in the cost trend rate.

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

Allowance for Losses on Finance Receivables Held for Investment

Finance receivables held for investment are generally recorded at the amount of outstanding principal less allowance for losses.  We maintain the allowance for losses on finance receivables at a level considered adequate to cover inherent losses in the portfolio based on management’s evaluation.  For larger balance accounts specifically identified as impaired, including large accounts in homogeneous portfolios, a reserve is established based on comparing the carrying value with either a) the expected future cash flows, discounted at the finance receivable’s effective interest rate; or b) the fair value of the underlying collateral, if the finance receivable is collateral dependent.  The expected future cash flows consider collateral value; financial performance and liquidity of our borrower; existence and financial strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession/foreclosure and eventual disposal of collateral.  When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the outcomes based on their relative likelihood of occurrence.  The evaluation of our portfolio is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the underlying collateral, which may differ from actual results.  While our analysis is specific to each individual account, critical factors included in this analysis for the Captive product line include industry valuation guides, age and physical condition of collateral, payment history and existence and financial strength of guarantors.

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

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency-denominated assets with liabilities in the same currency so that certain exposures are naturally offset.  We primarily use borrowings denominated in euro and British pound sterling for these purposes.  In managing our foreign currency transaction exposures, we also enter into foreign currency forward exchange and option contracts.  These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency.  The notional amount of outstanding foreign exchange contracts and foreign currency options was approximately $0.7 billion and $0.6 billion at the end of 2012 and 2011, respectively.

The impact of foreign exchange rate changes for 2012 and 2011 from the prior year for each period is provided below:

(In millions)	2012	2011
Impact of foreign exchange rates increased (decreased):
Revenues	$(80)	$77
Segment profit	(10)	8

Quantitative Risk Measures

In the normal course of business, we enter into financial instruments for purposes other than trading.  To quantify the market risk inherent in our financial instruments, we utilize a sensitivity analysis.  The financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk) include finance receivables (excluding lease receivables), debt (excluding lease obligations), interest rate exchange agreements and foreign currency exchange contracts.

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

	2012			2011
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign exchange rate risk
Debt	$(564)	$(598)	$(60)	$(543)	$(564)	$(56)
Foreign currency exchange contracts	6	6	34	5	5	46
	$(558)	$(592)	$(26)	$(538)	$(559)	$(10)
Interest rate risk
Debt	$(2,225)	$(2,636)	$(9)	$(2,328)	$(2,561)	$(14)

Finance group
Interest rate risk
Finance receivables	$1,766	$1,793	$36	$2,415	$2,266	$90
Debt, including intergroup	(1,687)	(1,678)	(13)	(2,467)	(2,347)	(24)
	$79	$115	$23	$(52)	$(81)	$66

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

Report of Management

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K.  The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and include amounts based on management’s best estimates and judgments.  Management also is responsible for establishing and maintaining adequate internal control over financial reporting for Textron Inc. as such term is defined in Exchange Act Rules 13a-15(f).  With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of December 29, 2012, as stated in its reports, which are included herein.

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

February 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Textron Inc.

We have audited Textron Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Textron Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Textron Inc. as of December 29, 2012 and December 31, 2011, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 29, 2012 of Textron Inc. and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 15, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Textron Inc.

We have audited the accompanying Consolidated Balance Sheets of Textron Inc. as of December 29, 2012 and December 31, 2011, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 29, 2012.  Our audits also included the financial statement schedule contained on page 83.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Inc. at December 29, 2012 and December 31, 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 15, 2013

Consolidated Statements of Operations

For each of the years in the three-year period ended December 29, 2012

(In millions, except per share data)	2012	2011	2010
Revenues
Manufacturing revenues	$12,022	$11,172	$10,307
Finance revenues	215	103	218
Total revenues	12,237	11,275	10,525
Costs, expenses and other
Cost of sales	10,019	9,308	8,605
Selling and administrative expense	1,168	1,183	1,231
Interest expense	212	246	270
Provision for losses on finance receivables	(3)	12	143
Valuation allowance on transfer of Golf Mortgage portfolio to held for sale	—	186	—
Special charges	—	—	190
Other losses, net	—	3	—
Total costs, expenses and other	11,396	10,938	10,439
Income from continuing operations before income taxes	841	337	86
Income tax expense (benefit)	260	95	(6)
Income from continuing operations	581	242	92
Income (loss) from discontinued operations, net of income taxes	8	—	(6)
Net income	$589	$242	$86

Basic earnings per share
Continuing operations	$2.07	$0.87	$0.33
Discontinued operations	0.03	—	(0.02)
Basic earnings per share	$2.10	$0.87	$0.31
Diluted earnings per share
Continuing operations	$1.97	$0.79	$0.30
Discontinued operations	0.03	—	(0.02)
Diluted earnings per share	$2.00	$0.79	$0.28

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)

For each of the years in the three-year period ended December 29, 2012

(In millions)	2012	2011	2010
Net income	$589	$242	$86
Other comprehensive income (loss), net of tax:
Pension adjustments, net of reclassifications	(146)	(286)	(71)
Deferred gains/losses on hedge contracts, net of reclassifications	(1)	(20)	4
Foreign currency translation adjustment	2	(3)	(2)
Recognition of currency translation loss (see Note 11)	—	—	74
Comprehensive income (loss)	$444	$(67)	$91

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	December 29, 2012	December 31, 2011
Assets
Manufacturing group
Cash and equivalents	$1,378	$871
Accounts receivable, net	829	856
Inventories	2,712	2,402
Other current assets	470	1,134
Total current assets	5,389	5,263
Property, plant and equipment, net	2,149	1,996
Goodwill	1,649	1,635
Other assets	1,524	1,508
Total Manufacturing group assets	10,711	10,402
Finance group
Cash and equivalents	35	14
Finance receivables held for investment, net	1,850	2,321
Finance receivables held for sale	140	418
Other assets	297	460
Total Finance group assets	2,322	3,213
Total assets	$13,033	$13,615
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$535	$146
Accounts payable	1,021	833
Accrued liabilities	1,956	1,952
Total current liabilities	3,512	2,931
Other liabilities	2,798	2,826
Long-term debt	1,766	2,313
Total Manufacturing group liabilities	8,076	8,070
Finance group
Other liabilities	279	333
Due to Manufacturing group	1	493
Debt	1,686	1,974
Total Finance group liabilities	1,966	2,800
Total liabilities	10,042	10,870
Shareholders’ equity
Common stock (282.6 million and 279.1 million shares issued, respectively, and 271.3 million and 278.9 million shares outstanding, respectively)	35	35
Capital surplus	1,177	1,081
Retained earnings	3,824	3,257
Accumulated other comprehensive loss	(1,770)	(1,625)
	3,266	2,748
Less cost of treasury shares	275	3
Total shareholders’ equity	2,991	2,745
Total liabilities and shareholders’ equity	$13,033	$13,615

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 2, 2010	$35	$1,369	$2,973	$(230)	$(1,321)	$2,826
Net income			86			86
Other comprehensive income					5	5
Dividends declared ($0.08 per share)			(22)			(22)
Share-based compensation activity		(68)		145		77
Balance at January 1, 2011	35	1,301	3,037	(85)	(1,316)	2,972
Net income			242			242
Other comprehensive loss					(309)	(309)
Dividends declared ($0.08 per share)			(22)			(22)
Purchases/conversions of convertible notes		(179)		(3)		(182)
Amendment of call option/warrant transactions and purchase of capped call		(30)				(30)
Share-based compensation activity		(11)		85		74
Balance at December 31, 2011	35	1,081	3,257	(3)	(1,625)	2,745
Net income			589			589
Other comprehensive loss					(145)	(145)
Dividends declared ($0.08 per share)			(22)			(22)
Share-based compensation activity		96				96
Purchases of common stock				(272)		(272)
Balance at December 29, 2012	$35	$1,177	$3,824	$(275)	$(1,770)	$2,991

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended December 29, 2012

	Consolidated
(In millions)	2012	2011	2010
Cash flows from operating activities
Net income	$589	$242	$86
Less: Income (loss) from discontinued operations	8	—	(6)
Income from continuing operations	581	242	92
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance group	—	—	—
Capital contributions paid to Finance group	—	—	—
Non-cash items:
Depreciation and amortization	383	403	393
Provision for losses on finance receivables held for investment	(3)	12	143
Portfolio losses on finance receivables	68	102	112
Valuation allowance on finance receivables held for sale	(76)	202	8
Goodwill and other asset impairment charges	—	59	19
Deferred income taxes	171	81	69
Other, net	97	166	109
Changes in assets and liabilities:
Accounts receivable, net	32	36	(1)
Inventories	(316)	(127)	(10)
Other assets	85	76	99
Accounts payable	179	211	54
Accrued and other liabilities	(122)	(105)	(249)
Pension, net	(240)	(474)	(269)
Captive finance receivables, net	96	236	424
Other operating activities, net	—	(52)	—
Net cash provided by operating activities of continuing operations	935	1,068	993
Net cash used in operating activities of discontinued operations	(8)	(5)	(9)
Net cash provided by operating activities	927	1,063	984
Cash flows from investing activities
Finance receivables repaid	599	824	1,635
Finance receivables originated or purchased	(22)	(187)	(450)
Proceeds on receivables sales	116	421	528
Capital expenditures	(480)	(423)	(270)
Proceeds from collection on notes receivable from a prior disposition	—	58	—
Net cash used in acquisitions	(11)	(14)	(57)
Proceeds from sale of repossessed assets and properties	133	109	129
Other investing activities, net	43	55	34
Net cash provided by investing activities	378	843	1,549
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(615)	(785)	(2,241)
Net proceeds from issuance of long-term debt	106	926	231
Payments on long-term lines of credit	—	(1,440)	(1,467)
Intergroup financing	—	—	—
Settlement of convertible notes	(2)	(580)	—
Capital contributions paid to Finance group under Support Agreement	—	—	—
Capital contributions paid to Cessna Export Finance Corp.	—	—	—
Amendment of call option/warrant transactions and purchase of capped call	—	(30)	—
Purchases of Textron common stock	(272)	—	—
Dividends paid	(17)	(22)	(22)
Other financing activities.	19	(20)	6
Net cash used in financing activities	(781)	(1,951)	(3,493)
Effect of exchange rate changes on cash and equivalents	4	(1)	(1)
Net increase (decrease) in cash and equivalents	528	(46)	(961)

Cash and equivalents at beginning of year	885	931	1,892
Cash and equivalents at end of year	$1,413	$885	$931

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued

For each of the years in the three-year period ended December 29, 2012

	Manufacturing Group			Finance Group
(In millions)	2012	2011	2010	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$542	$464	$314	$47	$(222)	$(228)
Less: Income (loss) from discontinued operations	8	—	(6)	—	—	—
Income (loss) from continuing operations	534	464	320	47	(222)	(228)
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance group	345	179	505	—	—	—
Capital contributions paid to Finance group	(240)	(182)	(383)	—	—	—
Non-cash items:
Depreciation and amortization	358	371	362	25	32	31
Provision for losses on finance receivables held for investment	—	—	—	(3)	12	143
Portfolio losses on finance receivables	—	—	—	68	102	112
Valuation allowance on finance receivables held for sale	—	—	—	(76)	202	8
Goodwill and other asset impairment charges	—	57	18	—	—	1
Deferred income taxes	102	197	131	69	(116)	(62)
Other, net	97	166	110	—	—	(1)
Changes in assets and liabilities
Accounts receivable, net	32	36	(1)	—	—	—
Inventories	(300)	(132)	(11)	—	—	—
Other assets	99	70	72	(11)	10	32
Accounts payable	179	211	54	—	—	—
Accrued and other liabilities	(7)	(149)	(170)	(115)	44	(79)
Pension, net	(241)	(475)	(277)	1	1	8
Other operating activities, net	—	(52)	—	—	—	—
Net cash provided by (used in) operating activities of continuing operations	958	761	730	5	65	(35)
Net cash used in operating activities of discontinued operations	(8)	(5)	(9)	—	—	—
Net cash provided by (used in) operating activities	950	756	721	5	65	(35)
Cash flows from investing activities
Finance receivables repaid	—	—	—	1,004	1,289	2,348
Finance receivables originated or purchased	—	—	—	(331)	(471)	(866)
Proceeds on receivables sales	—	—	—	116	476	655
Capital expenditures	(480)	(423)	(270)	—	—	—
Proceeds from collection on notes receivable from a prior disposition	—	58	—	—	—	—
Net cash used in acquisitions	(11)	(14)	(57)	—	—	—
Proceeds from sale of repossessed assets and properties	—	—	—	133	109	129
Other investing activities, net	15	(44)	(26)	12	50	39
Net cash provided by (used in) investing activities	(476)	(423)	(353)	934	1,453	2,305
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	(189)	(29)	(130)	(426)	(756)	(2,111)
Net proceeds from issuance of long-term debt	—	496	—	106	430	231
Intergroup financing	490	(175)	98	(493)	167	(111)
Payments on long-term lines of credit	—	—	(1,167)	—	(1,440)	(300)
Settlement of convertible notes	(2)	(580)	—	—	—	—
Capital contributions paid to Finance group under Support Agreement	—	—	—	240	182	383
Capital contributions paid to Cessna Export Finance Corp.	—	—	—	—	60	30
Amendment of call option/warrant transactions and purchase of capped call	—	(30)	—	—	—	—
Purchases of Textron common stock	(272)	—	—	—	—	—
Dividends paid	(17)	(22)	(22)	(345)	(179)	(505)
Other financing activities	19	(20)	6	—	—	—
Net cash provided by (used in) financing activities	29	(360)	(1,215)	(918)	(1,536)	(2,383)
Effect of exchange rate changes on cash and equivalents	4	—	(3)	—	(1)	2
Net increase (decrease) in cash and equivalents	507	(27)	(850)	21	(19)	(111)
Cash and equivalents at beginning of year	871	898	1,748	14	33	144
Cash and equivalents at end of year	$1,378	$871	$898	$35	$14	$33

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

During 2012, 2011 and 2010, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates increased income from continuing operations before income taxes in 2012, 2011 and 2010 by $15 million, $54 million and $78 million, respectively, ($9 million, $34 million and $49 million after tax, or $0.03, $0.11 and $0.16 per diluted share, respectively).  For 2012, 2011 and 2010, the gross favorable program profit adjustments totaled $88 million, $83 million and $98 million, respectively.  For 2012, 2011 and 2010, the gross unfavorable program profit adjustments totaled $73 million, $29 million and $20 million, respectively.

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

Finance Revenues — Finance revenues include interest on finance receivables, direct loan origination costs and fees received, and capital and leveraged lease earnings, as well as portfolio gains/losses.  Portfolio gains/losses include impairment charges related to repossessed assets and properties and gains/losses on the sale or early termination of finance assets.  Revenues on direct loan origination costs and fees received are deferred and amortized to finance revenues over the contractual lives of the respective receivables and credit lines using the interest method.  When receivables are sold or prepaid, unamortized amounts are recognized in finance revenues.

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

Finance receivables held for investment are charged off at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.  Repossessed assets are recorded at their fair value, less estimated cost to sell.

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

Intangible and Other Long-Lived Assets

At acquisition, we estimate and record the fair value of purchased intangible assets primarily using a discounted cash flow analysis of anticipated cash flows reflecting incremental revenues and/or cost savings resulting from the acquired intangible asset using market participant assumptions.  Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.  Approximately 37% of our gross intangible assets are amortized using the straight-line method, with the remaining assets, primarily customer agreements, amortized based on the cash flow streams used to value the asset.  Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the carrying value of the asset held for use exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset generally is written down to fair value.  Long-lived assets held for sale are stated at the lower of cost or fair value less cost to sell.  Fair value is determined using pertinent market information, including estimated future discounted cash flows.

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

We may perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in our annual goodwill impairment test for selected reporting units.  If we determine that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, we do not perform a quantitative assessment.  For all other reporting units, we calculate the fair value of each reporting unit, primarily using discounted cash flows.  The discounted cash flows incorporate assumptions for the unit’s short- and long-term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a business having similar risks and business characteristics to the reporting unit being assessed.  If the reporting unit’s estimated fair value exceeds its carrying value, the reporting unit is not impaired, and no further analysis is performed.  Otherwise, the amount of the impairment must be determined by comparing the carrying amount of the reporting unit goodwill to the implied fair value of that goodwill.  The implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to that excess.

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

Product Liabilities

We accrue for product liability claims and related defense costs when a loss is probable and reasonably estimable.  Our estimates are generally based on the specifics of each claim or incident and our best estimate of the probable loss using historical experience.

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

Research and Development Costs

Our customer-funded research and development costs are charged directly to the related contracts, which primarily consist of U.S. Government contracts.  In accordance with government regulations, we recover a portion of company-funded research and development costs through overhead rate charges on our U.S. Government contracts.  Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred.  Company-funded research and development costs were $584 million, $525 million, and $403 million in 2012, 2011 and 2010, respectively, and are included in cost of sales.

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

Note 2. Discontinued Operations

In pursuing our business strategies, we have periodically divested certain non-core businesses. For several previously-disposed businesses, we have retained certain assets and liabilities. All residual activity relating to our previously-disposed businesses that meet the appropriate criteria is included in discontinued operations.

In connection with the 2008 sale of the Fluid & Power business unit, we received a six-year note with a face value of $28 million and a five-year note with a face value of $30 million, which were both recorded in the Consolidated Balance Sheet net of a valuation allowance.  In the fourth quarter of 2011, we received full payment of both of these notes plus interest, resulting in a gain of $52 million that was recorded in Other losses, net.

Note 3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Cessna	Bell	Textron Systems	Industrial	Total
Balance at January 2, 2010	$322	$30	$958	$312	$1,622
Acquisitions	—	1	16	5	22
Foreign currency translation	—	—	—	(12)	(12)
Balance at January 1, 2011	322	31	974	305	1,632
Acquisitions	—	—	—	5	5
Foreign currency translation	—	—	—	(2)	(2)
Balance at December 31, 2011	322	31	974	308	1,635
Acquisitions	4	—	—	6	10
Foreign currency translation	—	—	—	4	4
Balance at December 29, 2012	$326	$31	$974	$318	$1,649

Our intangible assets are summarized below:

		December 29, 2012			December 31, 2011
(Dollars in millions)	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer agreements and contractual relationships	15	$330	$(139)	$191	$330	$(112)	$218
Patents and technology	10	84	(55)	29	95	(59)	36
Trademarks	18	36	(22)	14	36	(19)	17
Other	9	20	(16)	4	22	(16)	6
Total		$470	$(232)	$238	$483	$(206)	$277

In the fourth quarter of 2011, we recorded a $41 million impairment charge to write down $37 million in customer agreements and contractual relationships and $4 million in patents and technology.  See Note 9 for more information on this charge.

Amortization expense totaled $40 million, $51 million and $52 million in 2012, 2011 and 2010, respectively.  Amortization expense is estimated to be approximately $36 million, $35 million, $34 million, $28 million and $24 million in 2013, 2014, 2015, 2016 and 2017, respectively.

Note 4. Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	December 29, 2012	December 31, 2011
Commercial	$534	$528
U.S. Government contracts	314	346
	848	874
Allowance for doubtful accounts	(19)	(18)
Total	$829	$856

We have unbillable receivables primarily on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $149 million at December 29, 2012 and $192 million at December 31, 2011.

Finance Receivables

Finance receivables by product line, which includes both finance receivables held for investment and finance receivables held for sale, are presented in the following table.

(In millions)	December 29, 2012	December 31, 2011
Captive	$1,704	$1,945
Non-captive:
Golf Mortgage	140	381
Structured Capital	122	208
Timeshare	100	318
Other liquidating	8	43
Total finance receivables	2,074	2,895
Less: Allowance for losses	84	156
Less: Finance receivables held for sale	140	418
Total finance receivables held for investment, net	$1,850	$2,321

Captive primarily includes loans and finance leases provided to purchasers of new and used Cessna aircraft and Bell helicopters and also includes loans and finance leases secured by used aircraft produced by other manufacturers.  These agreements typically have initial terms ranging from five to ten years and amortization terms ranging from eight to fifteen years.  The average balance of loans and finance leases in Captive was $1 million at December 29, 2012.  Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan.  Finance leases with no significant residual value at the end of the contractual term are classified as loans, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value.  Captive also includes, to a limited extent, finance leases provided to purchasers of new E-Z-GO and Jacobsen golf and turf-care equipment.

Golf Mortgage primarily includes golf course mortgages and also includes mortgages secured by hotels and marinas, which are secured by real property and are generally limited to 75% or less of the property’s appraised market value at loan origination.  These mortgages typically have initial terms ranging from five to ten years with amortization periods from twenty to thirty years.  As of December 29, 2012, loans in Golf Mortgage had an average balance of $7 million and a weighted-average contractual maturity of two years.  All loans in this portfolio are classified as held for sale.  Structured Capital primarily includes leveraged leases secured by the ownership of the leased equipment and real property.  Timeshare includes pools of timeshare interval resort notes that typically have terms of ten to twenty years, as well as term loans secured by timeshare interval inventory.

Our finance receivables are diversified across geographic region and borrower industry.  At December 29, 2012, 45% of our finance receivables were distributed throughout the U.S. compared with 54% at the end of 2011.  Finance receivables held for investment are composed primarily of loans.  At December 29, 2012 and December 31, 2011, these finance receivables included $341 million and $559 million, respectively, of receivables, primarily in the Captive product line, that have been legally sold to special purpose entities (SPEs), which are consolidated subsidiaries of TFC.  The assets of the SPEs are pledged as collateral for their debt, which is reflected as securitized on-balance sheet debt in Note 8.  Third-party investors have no legal recourse to TFC beyond the credit enhancement provided by the assets of the SPEs.

We received total proceeds of $116 million and $476 million from the sale of finance receivables in 2012 and 2011, respectively. Total gains resulting from these sales were not material for 2012 and 2011.

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

A summary of finance receivables held for investment categorized based on the credit quality indicators discussed above is as follows:

	December 29, 2012				December 31, 2011
(In millions)	Performing	Watchlist	Nonaccrual	Total	Performing	Watchlist	Nonaccrual	Total
Captive	$1,476	$130	$98	$1,704	$1,558	$251	$136	$1,945
Non-captive*	185	—	45	230	317	30	185	532
Total	$1,661	$130	$143	$1,934	$1,875	$281	$321	$2,477
% of Total	85.9%	6.7%	7.4%		75.7%	11.3%	13.0%

*Non-captive nonaccrual finance receivables are primarily related to the Timeshare portfolio.

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

Finance receivables held for investment by delinquency aging category is summarized in the table below:

	December 29, 2012					December 31, 2011
(In millions)	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total
Captive	$1,531	$87	$55	$31	$1,704	$1,758	$69	$43	$75	$1,945
Non-captive	226	—	1	3	230	481	3	—	48	532
Total	$1,757	$87	$56	$34	$1,934	$2,239	$72	$43	$123	$2,477

We had no accrual status loans that were greater than 90 days past due at December 29, 2012 or December 31, 2011.  At December 29, 2012 and December 31, 2011, 60+ days contractual delinquency as a percentage of finance receivables held for investment was 4.65% and 6.70%, respectively.

Loan Modifications

Troubled debt restructurings occur when we have either modified the contract terms of finance receivables held for investment for borrowers experiencing financial difficulties or accepted a transfer of assets in full or partial satisfaction of the loan balance.  The types of modifications we typically make include extensions of the original maturity date of the contract, extensions of revolving borrowing periods, delays in the timing of required principal payments, deferrals of interest payments, advances to protect the value of our collateral and principal reductions contingent on full repayment prior to the maturity date.  The changes effected by modifications made during 2012 and 2011 to finance receivables held for investment were not material.

Impaired Loans

We evaluate individual finance receivables held for investment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios for impairment on a quarterly basis.  Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  There was no significant interest income recognized on impaired loans in 2012 or 2011.

A summary of impaired finance receivables, excluding leveraged leases, at year end and the average recorded investment for the year is provided below:

	Recorded Investment
(In millions)	Impaired Loans with No Related Allowance for Credit Losses	Impaired Loans with Related Allowance for Credit Losses	Total Impaired Loans	Unpaid Principal Balance	Allowance For Losses On Impaired Loans	Average Recorded Investment
December 29, 2012
Captive	$61	$66	$127	$128	$15	$121
Non-captive	11	33	44	59	12	149
Total	$72	$99	$171	$187	$27	$270
December 31, 2011
Captive	$47	$94	$141	$144	$40	$149
Non-captive	173	69	242	347	47	577
Total	$220	$163	$383	$491	$87	$726

*Non-captive impaired loans are primarily related to the Timeshare portfolio.

A summary of the allowance for losses on finance receivables that are evaluated on an individual and on a collective basis is provided below.  The finance receivables reported in this table specifically exclude $122 million and $208 million of leveraged leases at December 29, 2012 and December 31, 2011, respectively, in accordance with authoritative accounting standards.

	December 29, 2012				December 31, 2011
	Finance Receivables Evaluated		Allowance Based on Individual	Allowance Based on Collective	Finance Receivables Evaluated		Allowance Based on Individual	Allowance Based on Collective
(In millions)	Individually	Collectively	Evaluation	Evaluation	Individually	Collectively	Evaluation	Evaluation
Captive	$127	$1,577	$15	$55	$141	$1,804	$40	$61
Non-captive	44	64	12	2	242	82	47	8
Total	$171	$1,641	$27	$57	$383	$1,886	$87	$69

Allowance for Losses

A rollforward of the allowance for losses on finance receivables held for investment is provided below:

(In millions)	Captive	Golf Mortgage	Timeshare	Other Liquidating	Total
Balance at January 1, 2011	$123	$79	$106	$34	$342
Provision for losses	15	25	(26)	(2)	12
Charge-offs	(43)	(27)	(40)	(14)	(124)
Recoveries	9	3	—	10	22
Transfers	(3)	(80)	—	(13)	(96)
Balance at December 31, 2011	$101	$—	$40	$15	$156
Provision for losses	1	—	2	(6)	(3)
Charge-offs	(42)	—	(32)	(10)	(84)
Recoveries	10	—	1	4	15
Balance at December 29, 2012	$70	$—	$11	$3	$84

Captive and Other Intercompany Financing

Our Finance group provides financing for retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group.  The captive finance receivables for these inventory sales that are included in the Finance group’s balance sheets are summarized below:

(In millions)	December 29, 2012	December 31, 2011
Loans	$1,389	$1,496
Finance leases	107	121
Total	$1,496	$1,617

In 2012, 2011 and 2010, our Finance group paid our Manufacturing group $309 million, $284 million and $416 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group.  Our Cessna and Industrial segments also received proceeds in those years of $19 million, $2 million and $10 million, respectively, from the sale of equipment from their manufacturing operations to our Finance group for use under operating lease agreements.  Operating agreements specify that our Finance group has recourse to our Manufacturing group for certain uncollected amounts related to these transactions. At December 29, 2012 and December 31, 2011, finance receivables and operating leases subject to recourse to the Manufacturing group totaled $83 million and $88 million, respectively.  Our Manufacturing group has established reserves for losses on its balance sheet within accrued and other liabilities for the amounts it guarantees.

Textron lends TFC funds to pay down maturing debt.  The average interest rate on these borrowings was 4.3% and 5.0% during 2012 and 2011, respectively.  At December 29, 2012, there was no outstanding balance due to Textron under this arrangement, and at December 31, 2011, the outstanding balance due to Textron was $490 million.  These amounts are included in other current assets for the Manufacturing group and Due to Manufacturing group for the Finance group in the Consolidated Balance Sheets.

Finance Receivables Held for Sale

At the end of 2012 and 2011, $140 million and $418 million of finance receivables were classified as held for sale.  At December 29, 2012, finance receivables held for sale included the entire Golf Mortgage portfolio.  In 2011, we transferred $458 million of the remaining Golf Mortgage portfolio, net of an $80 million allowance for loan losses, from the held for investment classification to the held for sale classification.  These finance receivables were recorded at fair value at the time of the transfer, resulting in a $186 million charge recorded to Valuation allowance on transfer of Golf Mortgage portfolio to held for sale.  Also, in 2011, we transferred a total of $125 million of Timeshare finance receivables to the held for sale classification, based on an agreement to sell a portion of the portfolio that was sold in the fourth quarter of 2011 and interest in other portions of the portfolio.  We received proceeds of $109 million and $383 million in 2012 and 2011, respectively, from the sale of finance receivables held for sale and $207 million and $10 million, respectively, from payoffs and collections.

Note 5. Inventories

Inventories are composed of the following:

(In millions)	December 29, 2012	December 31, 2011
Finished goods	$1,329	$1,012
Work in process	2,247	2,202
Raw materials and components	437	399
	4,013	3,613
Progress/milestone payments	(1,301)	(1,211)
Total	$2,712	$2,402

Inventories valued by the LIFO method totaled $1.1 billion and $1.0 billion at the end of 2012 and 2011, respectively, and the carrying values of these inventories would have been higher by approximately $435 million and $422 million, respectively, had our LIFO inventories been valued at current costs.  Inventories related to long-term contracts, net of progress/milestone payments, were $382 million and $414 million at the end of 2012 and 2011, respectively.

Note 6. Property, Plant and Equipment, Net

Our Manufacturing group’s property, plant and equipment, net are composed of the following:

(Dollars in millions)	Useful Lives (in years)	December 29, 2012	December 31, 2011
Land and buildings	4 - 40	$1,604	$1,502
Machinery and equipment	1 - 15	3,822	3,591
		5,426	5,093
Accumulated depreciation and amortization		(3,277)	(3,097)
Total		$2,149	$1,996

At the end of 2012 and 2011, assets under capital leases totaled $251 million and had accumulated amortization of $51 million and $47 million, respectively.  The Manufacturing group’s depreciation expense, which included amortization expense on capital leases, totaled $315 million, $317 million and $308 million in 2012, 2011 and 2010, respectively.

Note 7. Accrued Liabilities

The accrued liabilities of our Manufacturing group are summarized below:

(In millions)	December 29, 2012	December 31, 2011
Customer deposits	$725	$729
Salaries, wages and employer taxes	282	282
Current portion of warranty and product maintenance contracts	180	198
Deferred revenues	115	169
Retirement plans	80	80
Other	574	494
Total	$1,956	$1,952

Changes in our warranty and product maintenance contract liability are as follows:

(In millions)	2012	2011	2010
Accrual at beginning of year	$224	$242	$263
Provision	255	223	189
Settlements	(250)	(223)	(231)
Adjustments to prior accrual estimates*	(7)	(18)	21
Accrual at end of year	$222	$224	$242

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 8. Debt and Credit Facilities

Our debt is summarized in the table below:

(In millions)	December 29, 2012	December 31, 2011
Manufacturing group
Long-term senior debt:
6.50% due 2012	$—	$139
3.875% due 2013	318	308
4.50% convertible senior notes due 2013	210	195
6.20% due 2015	350	350
4.625% due 2016	250	250
5.60% due 2017	350	350
7.25% due 2019	250	250
6.625% due 2020	242	231
5.95% due 2021	250	250
Other (weighted-average rate of 1.52% and 3.72%, respectively)	81	136
	2,301	2,459
Less: Current portion of long-term debt	(535)	(146)
Total Long-term debt	1,766	2,313
Total Manufacturing group debt	$2,301	$2,459
Finance group
Fixed-rate notes due 2013 (weighted-average rate of 5.28%)	$400	$400
Variable-rate note due 2013 (weighted-average rate of 1.21% and 1.41%, respectively)	48	100
Fixed-rate note due 2014 (5.13%)	100	100
Fixed-rate notes due 2012-2017* (weighted-average rate of 4.88% and 4.48%, respectively)	102	147
Fixed-rate notes due 2015-2022* (weighted-average rate of 2.70% and 2.76%, respectively)	382	364
Variable-rate notes due 2015-2020* (weighted-average rate of 1.09% and 1.12%, respectively)	64	62
Securitized debt (weighted-average rate of 1.55% and 2.08%, respectively)	282	469
6% Fixed-to-Floating Rate Junior Subordinated Notes	300	300
Fixed-rate note due 2037 (6.20%)	—	10
Fair value adjustments and unamortized discount	8	22
Total Finance group debt	$1,686	$1,974

* Notes amortize on a quarterly or semi-annual basis.

Textron Inc. has a senior unsecured revolving credit facility that expires in March 2015 for an aggregate principal amount of $1.0 billion, up to $200 million of which is available for the issuance of letters of credit.  At December 29, 2012, there were no amounts borrowed against the facility, and there were $37 million of letters of credits issued against it.

The following table shows required payments during the next five years on debt outstanding at December 29, 2012:

(In millions)	2013	2014	2015	2016	2017
Manufacturing group	$535	$7	$357	$257	$357
Finance group	637	228	159	104	94
Total	$1,172	$235	$516	$361	$451

4.50% Convertible Senior Notes and Related Transactions

On May 5, 2009, we issued $600 million of convertible senior notes with a maturity date of May 1, 2013 and interest payable semiannually. The convertible notes are accounted for in accordance with generally accepted accounting principles, which require us to separately account for the liability (debt) and the equity (conversion option) components of the convertible notes in a manner that reflected our non-convertible debt borrowing rate at time of issuance.  Accordingly, we recorded a debt discount and corresponding increase to additional paid-in capital of $134 million at the issuance date.  We are amortizing the debt discount utilizing the effective interest method over the life of the notes, which increases the effective interest rate of the convertible notes from its coupon rate of 4.50% to 11.72%. We incurred cash and non-cash interest expense of $25 million in 2012, $58 million in 2011 and $60 million in 2010 for these notes.

At December 29, 2012, the face value of our convertible notes outstanding was $215 million and the unamortized discount totaled $5 million.  Under the terms of the Indenture that governs the notes, the notes are currently convertible at the holder’s option through April 29, 2013, the second day preceding their May 1, 2013 maturity.  The notes are convertible into shares of our common stock at an initial conversion rate of 76.1905 shares of common stock per $1,000 principal amount of convertible notes, which is equivalent to an initial conversion price of approximately $13.125 per share. Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of convertible notes with any of the three following alternatives: (1) cash, (2) shares of our common stock or (3) a combination of cash and shares of our common stock.  We intend to settle the face value of the convertible notes in cash. Based on a December 29, 2012 stock price of $24.12, the “if converted value” exceeded the face amount of the notes by $180 million; however, after giving effect to the exercise of the call options and warrants described below, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $137 million, a 5.7 million net share issuance, or a combination of cash and stock, at our option.

At December 31, 2011, the face value of the notes totaled $216 million, and the unamortized discount totaled $21 million.  In September 2011, we announced a cash tender offer for any and all of the outstanding convertible notes.  In the aggregate, the holders validly tendered $225 million principal amount of the convertible notes.  Subsequent to the tender offer, we also purchased $151 million principal amount of the convertible notes in a small number of privately negotiated transactions and retired another $8 million related to a holder-initiated conversion in 2011.  We paid approximately $580 million in cash related to these transactions.  In accordance with the applicable authoritative accounting guidance, we determined the fair value of the liability component of the convertible notes purchased in the tender offer and subsequent transactions to be $398 million, with the balance of $182 million representing the equity component. The carrying value of these convertible notes, including unamortized issuance costs, was $343 million, which resulted in a pretax loss of $55 million that was recorded in Other losses, net in 2011, along with a $182 million reduction to shareholders’ equity.

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

On October 25, 2011, we entered into separate agreements with each of the counterparties to the call option and warrant transactions to adjust the number of shares of common stock covered by these instruments to reflect the results of the tender offer.  Accordingly, we reduced the number of common shares covered under the call options from 45.7 million shares to 28.6 million shares.  In addition, the warrants were amended to reduce the number of shares covered by the warrants to 28.0 million and to change the expiration dates specified in the original agreement to correspond with the final settlement period for the call options.  Pursuant to these amendments, we received $135 million for the call option transaction and paid $133 million for the warrant transaction, and the net amount was recorded within shareholders’ equity.  Subsequently, due to the additional repurchases of convertible notes, we entered into amendments with each of the counterparties to further reduce the number of shares of common stock covered by these instruments.  Accordingly, we reduced the number of common shares covered under the call options from 28.6 million shares to 16.5 million shares and reduced the number of shares covered by the warrants from 28.0 million shares to 16.5 million shares.  The net value of $20 million related to these amendments was used to increase our capped call position as discussed further below.  In the aggregate, the reductions in the number of shares subject to the call options and warrants equated to the number of shares of common stock into which the principal amount of all the notes repurchased in the fourth quarter of 2011 would have been convertible.

At the end of 2012, the outstanding purchased call options gave us the right to acquire from the counterparties 16.4 million shares of our common stock (the number of shares into which all of the remaining notes are convertible) at an exercise price of $13.125 per share (the same as the initial conversion price of the notes), subject to adjustments that mirror the terms of the convertible notes.  The call options will terminate at the earlier of the maturity date of the related convertible notes or the last day on which any of the related notes remain outstanding.  The warrants give the counterparties the right to acquire, subject to anti-dilution adjustments, an aggregate of 16.4 million shares of common stock at an exercise price of $15.75 per share. We may settle these transactions in cash, shares or a combination of cash and shares, at our option.  When evaluated in aggregate, the call options and warrants have the effect of increasing the effective conversion price of the convertible notes from $13.125 to $15.75.  Accordingly, we will not incur the cash outflow or the dilution that would be experienced due to the increase of the share price from $13.125 per share to $15.75 per share because we are entitled to receive from the counterparties the difference between our sale to the counterparties of 16.4 million shares at $15.75 per share and our purchase of shares from the counterparties at $13.125 per share.

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

Capped Call Transactions

On October 25, 2011, we entered into capped call transactions with the counterparties for a cost of $32 million, which covered 17.1 million shares of our common stock. We subsequently amended the capped call transactions to cover an additional 11.5 million shares of our common stock in lieu of $20 million we would have received from the counterparties related to the amendment of the option and warrant transactions discussed above.  At December 29, 2012, the capped calls covered an aggregate of 28.7 million shares of our common stock (the number of shares into which all of the repurchased notes would have been convertible). We purchased the capped calls in order to retain the potential value of the original call option and warrant transactions which we would otherwise have given up upon the downsizing of those instruments.  The capped calls have a strike price of $13.125 per share and a cap price of $15.75 per share, which entitles us to receive at the May 2013 expiration date the per share value of our stock price in excess of $13.125 up to a maximum stock price of $15.75.  If the market price of our common stock at the expiration date is less than $13.125, the capped call will expire with no value.  The maximum value of the capped calls, in the event that our stock price is at least $15.75 at the expiration date, is approximately $75 million.  We may elect for the settlement of the capped call transactions, if any, to be paid to us in shares of our common stock or cash or in a combination of cash and shares of common stock.  Based on the structure of the capped call, the transactions meet all of the applicable accounting criteria for equity classification and will be classified within shareholders’ equity.

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

Support Agreement

Under a Support Agreement, Textron Inc. is required to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million.  In 2012, 2011 and 2010, cash payments of $240 million, $182 million and $383 million, respectively, were paid to TFC to maintain compliance with the fixed charge coverage ratio.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The assets and liabilities that are recorded at fair value on a recurring basis consist primarily of our derivative financial instruments, which are categorized as Level 2 in the fair value hierarchy.  The fair value amounts of these instruments that are designated as hedging instruments are provided below:

			Asset (Liability)
(In millions)	Borrowing Group	Balance Sheet Location	December 29, 2012	December 31, 2011
Assets
Interest rate exchange contracts*	Finance	Other assets	$8	$22
Foreign currency exchange contracts	Manufacturing	Other current assets	9	9
Total			$17	$31
Liabilities
Interest rate exchange contracts*	Finance	Other liabilities	$(8)	$(7)
Foreign currency exchange contracts	Manufacturing	Accrued liabilities	(5)	(5)
Total			$(13)	$(12)

*Interest rate exchange contracts represent fair value hedges.

The Finance group’s interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared with a standard AA-rated counterparty; however, this had no significant impact on the valuation at December 29, 2012.  At December 29, 2012 and December 31, 2011, we had interest rate exchange contracts with notional amounts upon which the contracts were based of $671 million and $848 million, respectively.

Foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At December 29, 2012 and December 31, 2011, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $664 million and $645 million, respectively.

Fair Value Hedges

Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates.  By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows.  The amount of ineffectiveness on our fair value hedges and the gain (loss) recorded in the Consolidated Statements of Operations were both insignificant in 2012 and 2011.

Cash Flow Hedges

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities in the normal course of business.  We primarily utilize forward exchange contracts and purchased options with maturities of no more than three years that qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At December 29, 2012, we had a net deferred gain of $5 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on these cash flow hedges, including gains and losses related to hedge ineffectiveness, were not material in 2012 and 2011.  We do not expect the amount of gains and losses in Accumulated other comprehensive loss that will be reclassified to earnings in the next twelve months to be material.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges.  If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings.  Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustment account within other comprehensive income, produced a $14 million after-tax loss in 2012, resulting in an accumulated net gain balance of $4 million at December 29, 2012.  The ineffective portion of these hedges was insignificant.

Counterparty Credit Risk

Our exposure to loss from nonperformance by the counterparties to our derivative agreements at the end of 2012 was minimal.  We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due.  We historically have minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A.  The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.  We continuously monitor our exposures to ensure that we limit our risks.

Assets Recorded at Fair Value on a Nonrecurring Basis

During 2012 and 2011, certain assets were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  The table below sets forth the balance of those assets at the end of the year in which a fair value adjustment was taken.

(In millions)	December 29, 2012	December 31, 2011
Finance group
Finance receivables held for sale	$140	$418
Impaired finance receivables	72	81
Other assets	76	128
Manufacturing Group
Intangible assets	—	15

The following table provides the fair value adjustments recorded for the assets measured at fair value on a non-recurring basis during 2012 and 2011.

	Gain (Loss)
(In millions)	2012	2011
Finance group
Finance receivables held for sale	$76	$(206)
Impaired finance receivables	(11)	(82)
Other assets	(51)	(49)
Manufacturing Group
Intangible assets	—	(41)

Finance receivables held for sale — Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value.  There are no active, quoted market prices for these finance receivables.  At December 29, 2012, our finance receivables held for sale included the entire Golf Mortgage portfolio.  Fair value of this portfolio was determined based on the use of discounted cash flow models to estimate the price we expect to receive in the principal market for each pool of similar loans, in an orderly transaction.  The discount rates utilized in these models are derived from prevailing interest rate indices and are based on the nature of the assets, discussions with market participants and our experience in the actual disposition of similar assets.  The cash flow models also include the use of qualitative assumptions regarding the borrower’s ability to pay and the period of time that will likely be required to restructure and/or exit the account through acquisition of the underlying collateral.  We utilize revenue and earnings multiples to determine the expected value of the loan collateral. The range of multiples used is based on bids from prospective buyers, inputs from market participants and prices at which sales have been transacted for similar properties.  The gains on finance receivables held for sale during 2012 were primarily the result of the payoff of loans in amounts, and sale of loans at prices, in excess of the values established in previous periods.

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

Impaired finance receivables — Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For Captive impaired nonaccrual finance receivables, the fair values of collateral are determined primarily based on the use of industry pricing guides.  Timeshare impaired nonaccrual finance receivables largely consist of pools of timeshare interval resort notes receivable.  Fair values of collateral are estimated using cash flow models incorporating estimates of credit losses in the consumer notes pools.  Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses and primarily related to initial fair value adjustments.

Other assets — Other assets in the table above primarily include repossessed golf and hotel properties and aviation assets.  The fair value of our golf and hotel properties is determined based on the use of discounted cash flow models, bids from prospective buyers or inputs from market participants.  The fair value of our aviation assets is largely determined based on the use of industry pricing guides.  If the carrying amount of these assets is higher than their estimated fair value, we record a corresponding charge to income for the difference.

Intangible assets — In 2011, we recorded a $41 million pre-tax impairment charge to write down intangible assets in our Systems segment primarily related to customer agreements and contractual relationships associated with AAI-Logistics & Technical Services and AAI-Test & Training businesses.  We determined the fair value of these assets using discounted cash flows related to each asset group and a weighted-average cost of capital of approximately 10%.  The impairment charge was recorded in cost of sales within segment profit.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	December 29, 2012		December 31, 2011
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,225)	$(2,636)	$(2,328)	$(2,561)
Finance group
Finance receivables held for investment, excluding leases	1,625	1,653	1,997	1,848
Debt	(1,686)	(1,678)	(1,974)	(1,854)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions or Level 2 inputs.  At December 29, 2012 and December 31, 2011, approximately 46% and 53%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions (Level 1).  The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). Fair value estimates for finance receivables held for investment were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 10. Shareholders’ Equity

Capital Stock

We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity for the three years ended December 29, 2012 is presented below:

(In thousands)	2012	2011	2010
Beginning balance	278,873	275,739	272,272
Exercise of stock options	1,159	177	336
Issued to Textron Savings Plan	2,159	2,686	2,682
Stock repurchases	(11,103)	—	—
Other	175	271	449
Ending balance	271,263	278,873	275,739

Reserved Shares of Common Stock

At the end of 2012, common stock reserved for the conversion of convertible notes, the exercise of outstanding stock options and warrants, and the issuance of shares upon vesting of outstanding restricted stock units totaled 63 million shares.  See the “Convertible Senior Notes and Related Transactions” section in Note 8 for information on our convertible debt.

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2012	2011	2010
Basic weighted-average shares outstanding	280,182	277,684	274,452
Dilutive effect of:
Convertible notes and warrants	14,053	28,869	27,450
Stock options and restricted stock units	428	702	653
Diluted weighted-average shares outstanding	294,663	307,255	302,555

In 2012, 2011 and 2010, stock options to purchase 7 million, 5 million and 7 million shares, respectively, of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding as the exercise prices were greater than the average market price of our common stock for those periods.  These securities could potentially dilute EPS in the future.

Other Comprehensive Income (Loss)

The before and after-tax components of other comprehensive income (loss) are presented below:

(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
2012
Pension adjustments:
Recognition of prior service cost	$2	$(1)	$1
Unrealized losses	(417)	186	(231)
Amortization of prior service cost/unrealized losses included in net periodic pension cost	129	(45)	84
Pension adjustments, net	(286)	140	(146)
Deferred gains/losses on hedge contracts:
Current deferrals	14	(3)	11
Reclassification adjustments included in net income	(15)	3	(12)
Deferred gains/losses on hedge contracts, net	(1)	—	(1)
Foreign currency translation adjustment	(6)	8	2
Total	$(293)	$148	$(145)
2011
Pension adjustments:
Recognition of prior service cost	$15	$(5)	$10
Unrealized losses	(542)	182	(360)
Amortization of prior service cost/unrealized losses included in net periodic pension cost	97	(33)	64
Pension adjustments, net	(430)	144	(286)
Deferred gains/losses on hedge contracts:
Current deferrals	(7)	2	(5)
Reclassification adjustments included in net income	(22)	7	(15)
Deferred gains/losses on hedge contracts, net	(29)	9	(20)
Foreign currency translation adjustment	(1)	(2)	(3)
Total	$(460)	$151	$(309)
2010
Pension adjustments:
Recognition of prior service cost	$11	$(4)	$7
Unrealized losses	(197)	78	(119)
Amortization of prior service cost/unrealized losses included in net periodic pension cost	63	(22)	41
Pension adjustments, net	(123)	52	(71)
Deferred gains on hedge contracts
Current deferrals	17	(3)	14
Reclassification adjustments included in net income	(14)	4	(10)
Deferred gains/losses on hedge contracts, net	3	1	4
Recognition of foreign currency translation loss (see Note 11)	91	(17)	74
Foreign currency translation adjustment	44	(46)	(2)
Total	$15	$(10)	$5

Components of Accumulated Other Comprehensive Loss

(In millions)	Foreign Currency Translation Adjustment	Pension and Post Retirement Benefit Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at January 1, 2011	$82	$(1,425)	$27	$(1,316)
Current period other comprehensive loss	(3)	(286)	(20)	(309)
Balance at December 31, 2011	79	(1,711)	7	(1,625)
Current period other comprehensive income (loss)	2	(146)	(1)	(145)
Balance at December 29, 2012	$81	$(1,857)	$6	$(1,770)

Note 11. Special Charges

There were no amounts recorded within special charges in 2012 and 2011.  In 2010, special charges included restructuring charges related to a global restructuring program that totaled $99 million, including $76 million of severance costs.  In 2008, we initiated a global restructuring program to reduce overhead costs and improve productivity across the company and announced the exit of portions of our commercial finance business.  We record restructuring costs in special charges as these costs are generally of a nonrecurring nature and are not included in segment profit, which is our measure used for evaluating performance and for decision-making purposes.

In 2010, we substantially liquidated the assets held by a Canadian entity within the Finance segment.  Accordingly, we recorded a non-cash charge of $91 million ($74 million after-tax) within special charges to reclassify the entity’s cumulative currency translation adjustment amount within other comprehensive income to the Statement of Operations.  The reclassification of this amount had no impact on shareholders’ equity.

An analysis of our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Asset Impairment	Contract Terminations	Total
Balance at January 2, 2010	$48	$—	$3	$51
Provision in 2010	79	16	7	102
Reversals	(3)	—	—	(3)
Non-cash settlement	—	(16)	—	(16)
Cash paid	(67)	—	(5)	(72)
Balance at January 1, 2011	57	—	5	62
Cash paid	(42)	—	(2)	(44)
Balance at December 31, 2011	15	—	3	18
Cash paid	(10)	—	(1)	(11)
Balance at December 29, 2012	$5	$—	$2	$7

Note 12. Share-Based Compensation

Our 2007 Long-Term Incentive Plan (Plan) supersedes the 1999 Long-Term Incentive Plan and authorizes awards to our key employees in the form of options to purchase our shares, restricted stock, restricted stock units, stock appreciation rights, performance stock awards and other awards.  A maximum of 12 million shares is authorized for issuance for all purposes under the Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 1999 Long-Term Incentive Plan.  No more than 12 million shares may be awarded pursuant to incentive stock options, and no more than 3 million shares may be awarded pursuant to restricted stock units or other awards intended to be paid in shares.  The Plan also authorizes performance share units to be paid in cash based upon the value of our common stock.

Through our Deferred Income Plan for Textron Executives (DIP), we provide certain executives the opportunity to voluntarily defer up to 25% of their base salary and up to 80% of annual, long-term incentive and other compensation.  Elective deferrals may be put into either a stock unit account or an interest-bearing account.  We generally contribute a 10% premium on amounts deferred into the stock unit account.  Executives who are eligible to participate in the DIP and have not achieved and/or maintained the required minimum stock ownership level are required to defer part of each subsequent long-term incentive compensation cash payout into the DIP stock unit account until the ownership requirements are satisfied; these deferrals are not entitled to the 10% premium contribution on the amount deferred.  Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment.  The intrinsic value of amounts paid under the DIP in 2012, 2011 and 2010 totaled to $1 million, $1 million and $9 million, respectively.

Share-based compensation costs are reflected primarily in selling and administrative expenses.  The compensation expense that has been recorded in net income for our share-based compensation plans is as follows:

(In millions)	2012	2011	2010
Compensation expense	$71	$50	$85
Income tax benefit	(26)	(18)	(32)
Total net compensation cost included in net income	$45	$32	$53

Compensation expense included approximately $23 million, $17 million and $7 million in 2012, 2011 and 2010, respectively, representing the attribution of the fair value of options issued and the portion of previously granted options for which the requisite service has been rendered.

Compensation cost for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.  As of December 29, 2012, we had not recognized $62 million of total compensation costs associated with unvested awards subject only to service conditions.  We expect to recognize compensation expense for these awards over a weighted-average period of approximately 3 years.

Stock Options

Options to purchase our shares have a maximum term of 10 years and generally vest ratably over a three-year period. The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.  We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model.  Expected volatilities are based on implied volatilities from traded options on our common stock, historical volatilities and other factors.  The expected term is based on historical option exercise data, which is adjusted to reflect any anticipated changes in expected behavior.

The weighted-average fair value of options granted during the past three years and the assumptions used in our option-pricing model for such grants are as follows:

	2012	2011	2010
Fair value of options at grant date	$10.19	$9.84	$7.39
Dividend yield	0.3%	0.3%	0.4%
Expected volatility	40.0%	38.0%	37.0%
Risk-free interest rate	0.9%	2.4%	2.6%
Expected term (in years)	5.5	5.5	5.5

The stock option activity under the Plan in 2012 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	8,860	$27.68
Granted	3,016	27.75
Exercised	(1,159)	(16.03)
Canceled, expired or forfeited	(1,233)	(36.49)
Outstanding at end of year	9,484	$27.98
Exercisable at end of year	4,475	$29.12

At December 29, 2012, our outstanding options had an aggregate intrinsic value of $12 million and a weighted-average remaining contractual life of 7 years.  Our exercisable options had an aggregate intrinsic value of $10 million and a weighted-average remaining contractual life of 5 years at December 29, 2012.  The total intrinsic value of options exercised during 2012, 2011 and 2010 amounted to $11 million, $2 million and $1 million, respectively.

Restricted Stock Units

In 2012, we issued restricted stock units settled in both cash and stock (vesting one-third each in the third, fourth and fifth year following the year of the grant), which included the right to receive dividend equivalents.  The fair value of these units is based solely on the trading price of our common stock on the grant date and is recognized ratably over the vesting period.  During 2009 through 2011, we issued restricted stock units settled in cash that vested in equal installments over five years.  In 2008, restricted stock unit awards generally were payable in shares of common stock (vesting one-third each in the third, fourth and fifth year following the year of the grant).  The 2012 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	638	$35.53	2,927	$17.33
Granted	386	27.44	837	27.65
Vested	(275)	(39.02)	(913)	(15.76)
Forfeited	(39)	(32.56)	(311)	(21.45)
Outstanding at end of year, nonvested	710	$29.94	2,540	$20.79

The fair value of the restricted stock awards that vested and/or amounts paid under these awards during the respective periods is as follows:

(In millions)	2012	2011	2010
Fair value of awards vested	$35	$41	$31
Cash paid	25	23	13

Performance Share Units

The fair value of share-based compensation awards accounted for as liabilities includes performance share units, which are paid in cash in the first quarter of the year following vesting.  Payouts under performance share units vary based on certain performance criteria generally set for each year of a three-year performance period.  The performance share units vest at the end of three years.  The fair value of these awards is based on the trading price of our common stock and is remeasured at each reporting period date.  The 2012 activity for our performance share units is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	859	$22.98
Granted	535	27.76
Vested	(429)	(20.21)
Forfeited	(90)	(24.18)
Outstanding at end of year, nonvested	875	$27.14

The fair value of the performance share units that vested and/or amounts paid under these awards during the respective periods is as follows:

(In millions)	2012	2011	2010
Fair value of awards vested	10	33	11
Cash paid	52	1	5

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

We also have domestic and foreign funded and unfunded defined benefit pension plans that cover certain of our U.S. and foreign employees.  In addition, several defined contribution plans are sponsored by our various businesses.  The largest such plan is the Textron Savings Plan, which is a qualified 401(k) plan subject to ERISA in which a significant number of our U.S.-based employees participate.  Our defined contribution plans cost approximately $88 million, $85 million and $88 million in 2012, 2011 and 2010, respectively; these amounts include $21 million, $23 million and $25 million, respectively, in contributions to the RAP.  We also provide postretirement benefits other than pensions for certain retired employees in the U.S., which include healthcare, dental care, Medicare Part B reimbursement and life insurance benefits.

Periodic Benefit Cost

The components of our net periodic benefit cost and other amounts recognized in OCI are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
(In millions)	2012	2011	2010	2012	2011	2010
Net periodic benefit cost
Service cost	$119	$129	$124	$6	$8	$8
Interest cost	305	327	328	25	33	34
Expected return on plan assets	(407)	(393)	(385)	—	—	—
Amortization of prior service cost (credit)	16	16	16	(11)	(8)	(4)
Amortization of net actuarial loss	118	75	41	7	11	11
Curtailment and special termination charges	—	(1)	2	—	—	—
Net periodic benefit cost	$151	$153	$126	$27	$44	$49
Other changes in plan assets and benefit obligations recognized in OCI, including foreign exchange
Current year actuarial loss (gain)	$402	$556	$171	$15	$(17)	$—
Current year prior service cost (credit)	—	7	5	(2)	(23)	(16)
Amortization of net actuarial loss	(118)	(75)	(41)	(7)	(11)	(11)
Amortization of prior service credit (cost)	(16)	(16)	(16)	11	8	4
Curtailments and settlements	—	1	(1)	—	—	—
Total recognized in OCI, before taxes	$268	$473	$118	$17	$(43)	$(23)
Total recognized in net periodic benefit cost and OCI	$419	$626	$244	$44	$1	$26

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic pension costs in 2013 is as follows:

(In millions)	Pension Benefits	Postretirement Benefits Other than Pensions
Net actuarial loss	$184	$7
Prior service cost (credit)	15	(11)
	$199	$(4)

Obligations and Funded Status

All of our plans are measured as of our fiscal year-end.  The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$6,325	$5,877	$561	$614
Service cost	119	129	6	8
Interest cost	305	327	25	33
Amendments	—	7	(2)	(23)
Plan participants’ contributions	—	—	5	5
Actuarial losses (gains)	644	331	15	(17)
Benefits paid	(360)	(339)	(52)	(59)
Foreign exchange rate changes	29	(7)	—	—
Other	(9)	—	6	—
Benefit obligation at end of year	$7,053	$6,325	$564	$561
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$5,013	$4,559
Actual return on plan assets	649	167
Employer contributions	389	628
Benefits paid	(360)	(339)
Foreign exchange rate changes	24	(3)
Settlements and disbursements	—	1
Fair value of plan assets at end of year	$5,715	$5,013
Funded status at end of year	$(1,338)	$(1,312)	$(564)	$(561)

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2012	2011	2012	2011
Non-current assets	$61	$54	$—	$—
Current liabilities	(26)	(23)	(52)	(56)
Non-current liabilities	(1,373)	(1,343)	(512)	(505)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss	2,750	2,455	99	91
Prior service cost (credit)	113	129	(41)	(50)

The accumulated benefit obligation for all defined benefit pension plans was $6.6 billion and $6.0 billion at December 29, 2012 and December 31, 2011, respectively, which included $388 million and $360 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.

Pension plans with accumulated benefit obligations exceeding the fair value of plan assets are as follows:

(In millions)	2012	2011
Projected benefit obligation	$6,869	$6,153
Accumulated benefit obligation	6,404	5,784
Fair value of plan assets	5,470	4,786

Assumptions

The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2012	2011	2010	2012	2011	2010
Net periodic benefit cost
Discount rate	4.94%	5.71%	6.20%	4.75%	5.50%	5.50%
Expected long-term rate of return on assets	7.58%	7.84%	8.26%
Rate of compensation increase	3.49%	3.99%	4.00%
Benefit obligations at year-end
Discount rate	4.23%	4.95%	5.71%	3.75%	4.75%	5.50%
Rate of compensation increases	3.48%	3.49%	3.99%

Assumed healthcare cost trend rates are as follows:

	2012	2011
Medical cost trend rate	8.4%	9.0%
Prescription drug cost trend rate	8.4%	9.0%
Rate to which medical and prescription drug cost trend rates will gradually decline	5.0%	5.0%
Year that the rates reach the rate where we assume they will remain	2021	2021

These assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefits other than pensions.  A one-percentage-point change in these assumed healthcare cost trend rates would have the following effects:

(In millions)	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$3	$(2)
Effect on postretirement benefit obligations other than pensions	41	(36)

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

For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For foreign plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	26% to 40%
International equity securities	11% to 22%
Debt securities	26% to 34%
Private equity partnerships	5% to 11%
Real estate	7% to 13%
Hedge funds	0% to 5%
Foreign Plan Assets
Equity securities	36% to 70%
Debt securities	30% to 60%
Real estate	3% to 17%

The fair value of total pension plan assets by major category and level in the fair value hierarchy as defined in Note 9 is as follows:

	December 29, 2012			December 31, 2011
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and equivalents	$16	$157	$—	$14	$183	$—
Equity securities:
Domestic	1,149	560	—	1,017	482	—
International	981	268	—	777	233	—
Debt securities:
National, state and local governments	594	318	—	630	254	—
Corporate debt	13	647	—	34	494	—
Asset-backed securities	1	91	—	3	74	—
Private equity partnerships	—	—	308	—	—	314
Real estate	—	—	508	—	—	407
Hedge funds	—	—	104	—	—	97
Total	$2,754	$2,041	$920	$2,475	$1,720	$818

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

The table below presents a reconciliation of the beginning and ending balances for fair value measurements that use significant unobservable inputs (Level 3) by major category:

(In millions)	Hedge Funds	Private Equity Partnerships	Real Estate
Balance at beginning of year	$97	$314	$407
Actual return on plan assets:
Related to assets still held at reporting date	7	(7)	26
Related to assets sold during the period	—	34	3
Purchases, sales and settlements, net	—	(33)	72
Balance at end of year	$104	$308	$508

Estimated Future Cash Flow Impact

Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2013, we expect to contribute approximately $180 million to fund our qualified pension plans, non-qualified plans and foreign plans.  Additionally,  we expect to contribute $22 million to the RAP.  We do not expect to contribute to our other postretirement benefit plans.  Benefit payments provided below reflect expected future employee service, as appropriate, are expected to be paid, net of estimated participant contributions.  These payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2012.  While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets.  Benefit payments that we expect to pay are as follows:

(In millions)	2013	2014	2015	2016	2017	2018-2022
Pension benefits	$353	$356	$360	$367	$373	$2,003
Post-retirement benefits other than pensions	54	52	50	49	46	191

Note 14. Income Taxes

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income from continuing operations before income taxes is as follows:

(In millions)	2012	2011	2010
U.S.	$644	$137	$(63)
Non-U.S.	197	200	149
Total income from continuing operations before income taxes	$841	$337	$86

Income tax expense (benefit) for continuing operations is summarized as follows:

(In millions)	2012	2011	2010
Current:
Federal	$40	$(23)	$(79)
State	9	15	3
Non-U.S.	29	29	19
	78	21	(57)
Deferred:
Federal	169	67	59
State	23	1	(5)
Non-U.S.	(10)	6	(3)
	182	74	51
Income tax expense (benefit)	$260	$95	$(6)

The current federal and state provisions for 2012 and 2011 included $25 million and $37 million, respectively, of tax related to the sale of certain leveraged leases in the Finance segment for which we had previously recorded significant deferred tax liabilities.

The following table reconciles the federal statutory income tax rate to our effective income tax rate for continuing operations:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	2.2	3.1	(2.7)
Non-U.S. tax rate differential and foreign tax credits	(5.4)	(9.4)	(60.5)
Unrecognized tax benefits and interest	0.2	1.2	17.5
Cash surrender value of life insurance	(0.5)	(1.5)	(5.1)
Nondeductible healthcare claims	—	—	12.7
Change in status of subsidiaries	—	—	12.0
Research credit	—	(2.5)	(5.4)
Valuation allowance on contingent receipts	—	—	(2.0)
Other, net	(0.6)	2.2	(7.9)
Effective rate	30.9%	28.1%	(6.4)%

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

Our unrecognized tax benefits represent tax positions for which reserves have been established.  Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits.  A reconciliation of our unrecognized tax benefits, excluding accrued interest, is as follows:

(In millions)	December 29, 2012	December 31, 2011
Balance at beginning of year	$294	$285
Additions for tax positions related to current year	5	8
Additions for tax positions of prior years	2	8
Reductions for tax positions of prior years	(3)	(7)
Reductions for expiration of statute of limitations and settlements	(8)	—
Balance at end of year	$290	$294

At December 29, 2012 and December 31, 2011, approximately $204 million and $206 million, respectively, of these unrecognized tax benefits, if recognized, would favorably affect our effective tax rate in a future period.  The remaining $86 million in unrecognized tax benefits were related to discontinued operations.  Based on the outcome of appeals proceedings and the expiration of statutes of limitations, it is possible that certain audit cycles for U.S. and foreign jurisdictions could be completed during the next 12 months, which could result in a change in our balance of unrecognized tax benefits with the aggregate tax effect of the differences between tax return positions and the benefits being recognized in our financial statements.  Although the outcome of these matters cannot be determined, we believe adequate provision has been made for any potential unfavorable financial statement impact.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, China, Germany, Japan and the U.S.  With few exceptions, we no longer are subject to U.S. federal, state and local income tax examinations for years before 1997.  We are no longer subject to non-U.S. income tax examinations in our major jurisdictions for years before 2005.

During 2012, 2011 and 2010, we recognized net tax-related interest expense totaling approximately $9 million, $10 million and $19 million, respectively, in the Consolidated Statements of Operations.  At December 29, 2012 and December 31, 2011, we had a total of $134 million and $132 million, respectively, of net accrued interest expense included in our Consolidated Balance Sheets.

The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities are as follows:

(In millions)	December 29, 2012	December 31, 2011
Deferred tax assets
Obligation for pension and postretirement benefits	$643	$635
Accrued expenses*	205	193
Deferred compensation	180	196
Loss carryforwards	81	74
Valuation allowance on finance receivables held for sale	40	130
Allowance for credit losses	39	68
Inventory	30	38
Deferred income	29	52
Other, net	168	172
Total deferred tax assets	1,415	1,558
Valuation allowance for deferred tax assets	(165)	(189)
	$1,250	$1,369
Deferred tax liabilities
Leasing transactions	$(217)	$(285)
Property, plant and equipment, principally depreciation	(138)	(145)
Amortization of goodwill and other intangibles	(110)	(111)
Total deferred tax liabilities	(465)	(541)
Net deferred tax asset	$785	$828

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

The following table presents the breakdown between current and long-term net deferred tax assets:

(In millions)	December 29, 2012	December 31, 2011
Current	$256	$288
Non-current	591	532
	847	820
Finance group’s net deferred tax asset (liability)	(62)	8
Net deferred tax asset	$785	$828

Our net operating loss and credit carryforwards at December 29, 2012 are as follows:

(In millions)
Non-U.S. net operating loss with no expiration	$94
Non-U.S. net operating loss expiring through 2032	50
State net operating loss and tax credits, net of tax benefits, expiring through 2032	49
U.S. federal tax credits beginning to expire in 2021	19

The undistributed earnings of our non-U.S. subsidiaries approximated $604 million at December 29, 2012.  We consider the undistributed earnings to be indefinitely reinvested; therefore, we have not provided a deferred tax liability for any residual U.S. tax that may be due upon repatriation of these earnings.  Because of the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

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

In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $323 million and $260 million at the end of 2012 and 2011, respectively.

Environmental Remediation

As with other industrial enterprises engaged in similar businesses, we are involved in a number of remedial actions under various federal and state laws and regulations relating to the environment that impose liability on companies to clean up, or contribute to the cost of cleaning up, sites on which hazardous wastes or materials were disposed or released.  Our accrued environmental liabilities relate to installation of remediation systems, disposal costs, U.S. Environmental Protection Agency oversight costs, legal fees, and operating and maintenance costs for both currently and formerly owned or operated facilities.  Circumstances that can affect the reliability and precision of the accruals include the identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur.  We believe that any changes to the accruals that may result from these factors and uncertainties will not have a material effect on our financial position or results of operations.

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $44 million to $188 million.  At December 29, 2012, environmental reserves of approximately $73 million have been established to address these specific estimated liabilities.  We estimate that we will likely pay our accrued environmental remediation liabilities over the next five to 10 years and have classified $20 million as current liabilities.  Expenditures to evaluate and remediate contaminated sites approximated $15 million, $9 million and $10 million in 2012, 2011 and 2010, respectively.

Leases

Rental expense approximated $97 million in 2012, $93 million in 2011 and $92 million in 2010.  Future minimum rental commitments for noncancelable operating leases in effect at December 29, 2012 approximated $58 million for 2013, $46 million for 2014, $37 million for 2015, $31 million for 2016, $22 million for 2017 and a total of $150 million thereafter.

Note 16. Supplemental Cash Flow Information

We have made the following cash payments:

(In millions)	2012	2011	2010
Interest paid:
Manufacturing group	$135	$135	$145
Finance group	64	89	127
Taxes paid, net of refunds received:
Manufacturing group	(7)	30	59
Finance group	43	(65)	101

Cash paid for interest by the Finance group included amounts paid to the Manufacturing group of $11 million, $26 million and $32 million in 2012, 2011 and 2010, respectively.

In 2012 and 2010, net taxes paid by the Finance group included payments of $111 million and $103 million primarily from settlements related to the IRS’s challenge of tax deductions claimed in prior years for certain leveraged lease transactions.

Note 17. Segment and Geographic Data

We operate in, and report financial information for, the following five business segments: Cessna, Bell, Textron Systems, Industrial and Finance.  The accounting policies of the segments are the same as those described in Note 1.

Cessna products include Citation business jets, Caravan turboprops, single-engine piston aircraft, and aftermarket services sold to a diverse base of corporate and individual buyers.

Bell products include military and commercial helicopters, tiltrotor aircraft and related spare parts and services for U.S. and non-U.S. governments in the defense and aerospace industries and general aviation markets.

Textron Systems products include armored security vehicles, advanced marine craft, precision weapons, airborne and ground-based surveillance systems and services, Unmanned Aircraft Systems, training and simulation systems and countersniper devices, and intelligence and situational awareness software for U.S. and non-U.S. governments in the defense and aerospace industries and general aviation markets.

Industrial products and markets include the following:

•                  Kautex products include blow-molded plastic fuel systems, windshield and headlamp washer systems, selective catalytic reduction systems, engine camshafts and other parts that are marketed primarily to automobile original equipment manufacturers, as well as plastic bottles and containers for various uses;

•                  Greenlee products include powered equipment, electrical test and measurement instruments, hand and hydraulic powered tools, and electrical and fiber optic assemblies, principally used in the electrical construction and maintenance, plumbing, wiring, telecommunications and data communications industries; and

•                  E-Z-GO and Jacobsen products include golf cars; professional turf-maintenance equipment; and off-road, utility, light transportation and specialized turf-care vehicles that are marketed primarily to golf courses, resort communities, municipalities, sporting venues, and commercial and industrial users.

The Finance segment provides commercial loans and leases for new Cessna aircraft and Bell helicopters and, to a limited extent, for new E-Z-GO and Jacobsen equipment through our captive finance business.

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

Our revenues by segment, along with a reconciliation of segment profit (loss) to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit (Loss)
(In millions)	2012	2011	2010	2012	2011	2010
Cessna	$3,111	$2,990	$2,563	$82	$60	$(29)
Bell	4,274	3,525	3,241	639	521	427
Textron Systems	1,737	1,872	1,979	132	141	230
Industrial	2,900	2,785	2,524	215	202	162
Finance	215	103	218	64	(333)	(237)
Total	$12,237	$11,275	$10,525	$1,132	$591	$553
Special charges				—	—	(190)
Corporate expenses and other, net				(148)	(114)	(137)
Interest expense, net for Manufacturing group				(143)	(140)	(140)
Income from continuing operations before income taxes				$841	$337	$86

Revenues by major product type are summarized below:

	Revenues
(In millions)	2012	2011	2010
Rotor aircraft	$4,274	$3,525	$3,241
Fixed-wing aircraft	3,111	2,990	2,563
Unmanned aircraft systems, armored security vehicles, precision weapons and other	1,737	1,872	1,979
Fuel systems and functional components	1,842	1,823	1,640
Powered tools, testing and measurement equipment	398	402	330
Golf, turf-care, and light transportation vehicles	660	560	554
Finance	215	103	218
Total	$12,237	$11,275	$10,525

Our revenues included sales to the U.S. Government of approximately $3.6 billion, $3.5 billion and $3.6 billion in 2012, 2011 and 2010, respectively, primarily in the Bell and Textron Systems segments.

Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
(In millions)	December 29, 2012	December 31, 2011	2012	2011	2010	2012	2011	2010
Cessna	$2,224	$2,078	$93	$101	$47	$102	$109	$106
Bell	2,399	2,247	172	184	123	102	95	92
Textron Systems	1,987	1,948	108	37	41	75	85	81
Industrial	1,755	1,664	97	94	51	70	72	72
Finance	2,322	3,213	—	—	—	25	32	31
Corporate	2,346	2,465	10	7	8	9	10	11
Total	$13,033	$13,615	$480	$423	$270	$383	$403	$393

Geographic Data

Presented below is selected financial information of our continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2012	2011	2010	December 29, 2012	December 31, 2011
United States	$7,586	$7,138	$6,688	$1,644	$1,557
Europe	1,655	1,577	1,448	275	236
Canada	447	289	347	106	100
Latin America and Mexico	893	820	815	43	36
Asia and Australia	1,264	1,032	776	82	76
Middle East and Africa	392	419	451	—	—
Total	$12,237	$11,275	$10,525	$2,150	$2,005

* Revenues are attributed to countries based on the location of the customer.

** Property, plant and equipment, net are based on the location of the asset.

Quarterly Data

(Unaudited)	2012				2011
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues
Cessna	$669	$763	$778	$901	$556	$652	$771	$1,011
Bell	994	1,056	1,075	1,149	749	872	894	1,010
Textron Systems	377	389	400	571	445	452	462	513
Industrial	755	756	683	706	703	719	655	708
Finance	61	55	64	35	26	33	32	12
Total revenues	$2,856	$3,019	$3,000	$3,362	$2,479	$2,728	$2,814	$3,254
Segment profit
Cessna (a)	$(6)	$35	$30	$23	$(38)	$5	$33	$60
Bell	145	152	165	177	91	120	143	167
Textron Systems (b)	35	40	21	36	53	49	47	(8)
Industrial	73	61	38	43	61	55	37	49
Finance (c)	12	22	28	2	(44)	(33)	(24)	(232)
Total segment profit	259	310	282	281	123	196	236	36
Corporate expenses and other, net	(47)	(20)	(38)	(43)	(39)	(23)	(13)	(39)
Interest expense, net for Manufacturing group	(35)	(35)	(35)	(38)	(38)	(38)	(37)	(27)
Income tax (expense) benefit	(57)	(82)	(67)	(54)	(15)	(43)	(50)	13
Income (loss) from continuing operations	120	173	142	146	31	92	136	(17)
Income (loss) from discontinued operations, net of income taxes	(2)	(1)	9	2	(2)	(2)	6	(2)
Net income (loss)	$118	$172	$151	$148	$29	$90	$142	$(19)
Basic earnings per share
Continuing operations	$0.43	$0.61	$0.51	$0.52	$0.11	$0.33	$0.49	$(0.06)
Discontinued operations	(0.01)	—	0.03	0.01	(0.01)	(0.01)	0.02	(0.01)
Basic earnings per share	$0.42	$0.61	$0.54	$0.53	$0.10	$0.32	$0.51	$(0.07)
Basic average shares outstanding (In thousands)	280,022	281,114	281,813	277,780	276,358	277,406	278,090	278,881
Diluted earnings per share (d)
Continuing operations	$0.41	$0.58	$0.48	$0.50	$0.10	$0.29	$0.45	$(0.06)
Discontinued operations	(0.01)	—	0.03	0.01	(0.01)	—	0.02	(0.01)
Diluted earnings per share	$0.40	$0.58	$0.51	$0.51	$0.09	$0.29	$0.47	$(0.07)
Diluted average shares outstanding (In thousands)	294,632	295,547	296,920	291,562	319,119	315,208	300,866	278,881
Segment profit margins
Cessna	(0.9)%	4.6%	3.9%	2.6%	(6.8)%	0.8%	4.3%	5.9%
Bell	14.6	14.4	15.3	15.4	12.1	13.8	16.0	16.5
Textron Systems	9.3	10.3	5.3	6.3	11.9	10.8	10.2	(1.6)
Industrial	9.7	8.1	5.6	6.1	8.7	7.6	5.6	6.9
Finance	19.7	40.0	43.8	5.7	(169.2)	(100.0)	(75.0)	(1,933.3)
Segment profit margin	9.1%	10.3%	9.4%	8.4%	5.0%	7.2%	8.4%	1.1%
Common stock information
Price range: High	$28.29	$29.18	$28.80	$26.75	$28.87	$28.65	$25.17	$20.41
Low	$18.37	$21.97	$22.15	$22.84	$23.50	$20.86	$14.66	$16.37
Dividends declared per share	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02

(a)          The fourth quarter of 2012 included a $27 million charge related to an award against Cessna in an arbitration proceeding.

(b)          The fourth quarter of 2011 included a $41 million impairment charge to write down certain intangible assets and approximately $19 million in severance costs related to a workforce reduction.

(c)           The fourth quarter of 2011 included a $186 million initial mark-to-market adjustment for remaining finance receivables in the Golf Mortgage portfolio that were transferred to the held for sale classification.

(d)          For the fourth quarter of 2011, the potential dilutive effect of stock options, restricted stock units and the shares that could be issued upon the conversion of our convertible senior notes and upon the exercise of the related warrants was excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on the loss from continuing operations.

Schedule II — Valuation and Qualifying Accounts

(In millions)	2012	2011	2010
Allowance for doubtful accounts
Balance at beginning of year	$18	$20	$23
Charged to costs and expenses	4	7	2
Deductions from reserves*	(3)	(9)	(5)
Balance at end of year	$19	$18	$20
Inventory FIFO reserves
Balance at beginning of year	$134	$133	$158
Charged to costs and expenses	42	35	54
Deductions from reserves*	(40)	(34)	(79)
Balance at end of year	$136	$134	$133

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information appearing under “ELECTION OF DIRECTORS— Nominees for Director,” “—The Board of Directors— Corporate Governance,” “—The Board of Directors— Code of Ethics,” “–Board Committees— Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2013 is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information appearing under “ELECTION OF DIRECTORS — The Board of Directors-- Compensation of Directors,” “ELECTION OF DIRECTORS — Board Committees-- Compensation Committee Interlocks and Insider Participation,”  “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2013 is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2013 is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information appearing under “ELECTION OF DIRECTORS — The Board of Directors--Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2013 is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2013 is incorporated by reference into this Annual Report on Form 10-K.

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

4.1

Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 4.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

10.1A

Textron Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of April 28, 2010). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.

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

10.4A

Textron Spillover Savings Plan, effective January 3, 2010, including Appendix A, Defined Contribution Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.4B	Second Amendment to the Textron Spillover Savings Plan, dated December 21, 2012.

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

10.5B

Amendments to the Textron Spillover Pension Plan, dated October 12, 2011. Incorporated by reference to Exhibit 10.5B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

10.8A

Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2009, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.9 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.8B	Amendment No. 1 to Deferred Income Plan for Non-Employee Directors, as Amended and Restated Effective January 1, 2009, dated as of November 6, 2012.

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

10.13A

Second Amended and Restated Employment Agreement between Textron and John D. Butler dated as of February 26, 2008. Incorporated by reference to Exhibit 10.3 to Textron’s Current Report on Form 8-K filed February 28, 2008.

10.13B

Letter Agreement between Textron and John D. Butler, dated June 4, 2012. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

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

10.15A

Letter Agreement between Textron and Frank Connor, dated July 27, 2009. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009.

10.15B

Hangar License and Services Agreement made and entered into on April 25, 2011 to be effective as of December 5, 2010, between Textron Inc. and Mr. Connor’s limited liability company. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011.

10.16

Letter Agreement between Textron and Cheryl H. Johnson, dated June 12, 2012. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

10.17A

Letter Agreement between Textron and E. Robert Lupone, dated December 22, 2011. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

10.17B

Amendment to letter agreement between Textron and E. Robert Lupone, dated July 27, 2012. Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012.

10.18	Director Compensation. Incorporated by reference to Exhibit 10.21 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. (SEC File No. 001-05480)

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

10.22K

Amendment to Base Bond Hedge Transaction, dated June 29, 2012, between Goldman, Sachs & Co. and Textron Inc. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012.

10.22L

Amendment to Base Warrant Transaction, dated June 29, 2012 between Goldman, Sachs & Co. and Textron Inc. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012.

10.22M

Amendment to Base Bond Hedge Transaction, dated June 29, 2012, between JPMorgan Chase Bank, National Association and Textron Inc. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012.

10.22N

Amendment to Base Warrant Transaction, dated June 29, 2012 between JPMorgan Chase Bank, National Association and Textron Inc. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012.

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

101

The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

*      Confidential Treatment has been requested for portions of this document.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of February 2013.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 15th day of February 2013 by the following persons on behalf of the registrant and in the capacities indicated:

	Name	Title

	/s/ Scott C. Donnelly	Chairman, President and Chief Executive Officer
	Scott C. Donnelly	(principal executive officer)

*
	Kathleen M. Bader	Director

*
	R. Kerry Clark	Director

*
	James T. Conway	Director

*
	Ivor J. Evans	Director

*
	Lawrence K. Fish	Director

*
	Joe T. Ford	Director

*
	Paul E. Gagné	Director

*
	Dain M. Hancock	Director

*
	Lord Powell of Bayswater KCMG	Director

*
	Lloyd G. Trotter	Director

*
	James L. Ziemer	Director

/s/ Frank T. Connor
	Frank T. Connor	Executive Vice President and Chief Financial Officer
(principal financial officer)

/s/ Richard L. Yates
	Richard L. Yates	Senior Vice President and Corporate Controller
(principal accounting officer)

*By:	/s/ Jayne M. Donegan
Jayne M. Donegan, Attorney-in-fact