Form 10-Q
period 2013-03-30
TEXTRON INC
filed 2013-04-25
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

As of April 12, 2013, there were 277,854,728 shares of common stock outstanding.

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 30, 2013	March 31, 2012
Revenues
Manufacturing revenues	$2,813	$2,795
Finance revenues	42	61
Total revenues	2,855	2,856
Costs and expenses
Cost of sales	2,382	2,312
Selling and administrative expense	279	312
Interest expense	51	55
Total costs and expenses	2,712	2,679
Income from continuing operations before income taxes	143	177
Income tax expense	28	57
Income from continuing operations	115	120
Income (loss) from discontinued operations, net of income taxes	4	(2)
Net income	$119	$118

Basic earnings per share
Continuing operations	$0.42	$0.43
Discontinued operations	0.02	(0.01)
Basic earnings per share	$0.44	$0.42
Diluted earnings per share
Continuing operations	$0.40	$0.41
Discontinued operations	0.01	(0.01)
Diluted earnings per share	$0.41	$0.40
Dividends per share
Common stock	$0.02	$0.02

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Net income	$119	$118
Other comprehensive income, net of tax:
Pension adjustments, net of reclassifications	32	21
Deferred gains/losses on hedge contracts, net of reclassifications	(7)	—
Foreign currency translation adjustment	(10)	3
Other comprehensive income	15	24
Comprehensive income	$134	$142

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	March 30, 2013	December 29, 2012
Assets
Manufacturing group
Cash and equivalents	$701	$1,378
Accounts receivable, net	954	829
Inventories	2,972	2,712
Other current assets	445	470
Total current assets	5,072	5,389
Property, plant and equipment, less accumulated depreciation and amortization of $3,335 and $3,277	2,134	2,149
Goodwill	1,645	1,649
Other assets	1,520	1,524
Total Manufacturing group assets	10,371	10,711
Finance group
Cash and equivalents	90	35
Finance receivables held for investment, net	1,722	1,850
Finance receivables held for sale	112	140
Other assets	262	297
Total Finance group assets	2,186	2,322
Total assets	$12,557	$13,033
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$426	$535
Accounts payable	1,052	1,021
Accrued liabilities	1,724	1,956
Total current liabilities	3,202	3,512
Other liabilities	2,619	2,798
Long-term debt	1,749	1,766
Total Manufacturing group liabilities	7,570	8,076
Finance group
Other liabilities	281	280
Debt	1,558	1,686
Total Finance group liabilities	1,839	1,966
Total liabilities	9,409	10,042
Shareholders’ equity
Common stock	35	35
Capital surplus	1,114	1,177
Retained earnings	3,937	3,824
Accumulated other comprehensive loss	(1,755)	(1,770)
	3,331	3,266
Less cost of treasury shares	183	275
Total shareholders’ equity	3,148	2,991
Total liabilities and shareholders’ equity	$12,557	$13,033
Common shares outstanding (in thousands)	276,081	271,263

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 30, 2013 and March 31, 2012, respectively

	Consolidated
(In millions)	2013	2012
Cash flows from operating activities
Net income	$119	$118
Less: Income (loss) from discontinued operations	4	(2)
Income from continuing operations	115	120
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	97	91
Deferred income taxes	11	62
Portfolio losses on finance receivables	8	20
Other, net	1	6
Changes in assets and liabilities:
Accounts receivable, net	(121)	(76)
Inventories	(254)	(187)
Other assets	13	58
Accounts payable	31	48
Accrued and other liabilities	(275)	(333)
Pension, net	(94)	(104)
Captive finance receivables, net	75	42
Other operating activities, net	(2)	—
Net cash used in operating activities of continuing operations	(395)	(253)
Net cash used in operating activities of discontinued operations	(4)	(1)
Net cash used in operating activities	(399)	(254)
Cash flows from investing activities
Finance receivables repaid	72	154
Proceeds from sales of receivables and other finance assets	28	62
Finance receivables originated or purchased	—	(18)
Capital expenditures	(77)	(73)
Other investing activities, net	(7)	(2)
Net cash provided by investing activities	16	123
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	(482)	(144)
Increase in short-term debt	205	—
Proceeds from issuance of long-term debt	41	27
Dividends paid	(5)	(5)
Other financing activities, net	11	10
Net cash used in financing activities	(230)	(112)
Effect of exchange rate changes on cash and equivalents	(9)	4
Net decrease in cash and equivalents	(622)	(239)
Cash and equivalents at beginning of period	1,413	885
Cash and equivalents at end of period	$791	$646

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Three Months Ended March 30, 2013 and March 31, 2012, respectively

	Manufacturing Group		Finance Group
(In millions)	2013	2012	2013	2012
Cash flows from operating activities
Net income	$107	$108	$12	$10
Less: Income (loss) from discontinued operations	4	(2)	—	—
Income from continuing operations	103	110	12	10
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance Group	20	240	—	—
Capital contribution paid to Finance Group	—	(240)	—	—
Non-cash items:
Depreciation and amortization	92	84	5	7
Deferred income taxes	1	58	10	4
Portfolio losses on finance receivables	—	—	8	20
Other, net	20	26	(19)	(20)
Changes in assets and liabilities:
Accounts receivable, net	(121)	(76)	—	—
Inventories	(255)	(188)	—	—
Other assets	13	60	—	(2)
Accounts payable	31	48	—	—
Accrued and other liabilities	(288)	(197)	3	(136)
Pension, net	(86)	(102)	(8)	(2)
Other operating activities, net	2	—	(4)	—
Net cash provided by (used in) operating activities of continuing operations	(468)	(177)	7	(119)
Net cash used in operating activities of discontinued operations	(4)	(1)	—	—
Net cash provided by (used in) operating activities	(472)	(178)	7	(119)
Cash flows from investing activities
Finance receivables repaid	—	—	173	262
Proceeds from sales of receivables and other finance assets	—	—	28	62
Finance receivables originated or purchased	—	—	(26)	(84)
Capital expenditures	(77)	(73)	—	—
Other investing activities, net	(18)	—	22	(1)
Net cash provided by (used in) investing activities	(95)	(73)	197	239
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	(312)	—	(170)	(144)
Increase in short-term debt	205	—	—	—
Proceeds from issuance of long-term debt	—	—	41	27
Capital contributions paid to Finance group under Support Agreement	—	—	—	240
Dividends paid	(5)	(5)	(20)	(240)
Other financing activities, net	11	9	—	1
Net cash provided by (used in) financing activities	(101)	4	(149)	(116)
Effect of exchange rate changes on cash and equivalents	(9)	4	—	—
Net increase (decrease) in cash and equivalents	(677)	(243)	55	4
Cash and equivalents at beginning of period	1,378	871	35	14
Cash and equivalents at end of period	$701	$628	$90	$18

See Notes to the consolidated financial statements.

TEXTRON INC.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

Our consolidated financial statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2012.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments.  The Finance group, which also is the Finance segment, consists of Textron Financial Corporation (TFC), its consolidated subsidiaries and three other finance subsidiaries owned by Textron.  We designed this framework to enhance our borrowing power by separating the Finance group.  Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services.  Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.  All significant intercompany transactions are eliminated from the consolidated financial statements, including retail and wholesale financing activities for inventory sold by our Manufacturing group and financed by our Finance group.

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

During 2013 and 2012, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates increased income from continuing operations before income taxes in the first quarter of 2013 and 2012 by $7 million and $4 million, respectively, ($5 million and $2 million after tax, or $0.02 and $0.01 per diluted share, respectively).  For the first quarter of 2013 and 2012, the gross favorable program profit adjustments totaled $9 million and $17 million, respectively, and the gross unfavorable program profit adjustments totaled $2 million and $13 million, respectively.

Note 2.  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees. The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Three Months Ended
Service cost	$33	$30	$2	$2
Interest cost	73	76	5	6
Expected return on plan assets	(105)	(101)	—	—
Amortization of prior service cost (credit)	4	4	(3)	(3)
Amortization of net actuarial loss	46	29	2	2
Net periodic benefit cost	$51	$38	$6	$7

Note 3.  Share-Based Compensation

Share-based compensation expense includes restricted stock, restricted stock units, stock options, stock appreciation rights, performance stock awards and deferred income plan stock unit awards. Compensation expense recorded in net income for our share-based compensation plans is as follows:

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Compensation expense	$30	$46
Income tax benefit	(11)	(17)
Total net compensation cost included in net income	$19	$29

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

The weighted-average fair value of options granted during the respective periods and the assumptions used in our option-pricing model for such grants are as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Fair value of options at grant date	$9.69	$10.19
Dividend yield	0.3%	0.3%
Expected volatility	37.0%	40.0%
Risk-free interest rate	0.9%	0.8%
Expected term (in years)	5.5	5.5

The stock option activity during the first quarter of 2013 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	9,484	$27.98
Granted	2,133	28.47
Exercised	(504)	(21.90)
Canceled, expired or forfeited	(842)	(40.07)
Outstanding at end of period	10,271	$27.39
Exercisable at end of period	5,302	$26.86

At March 30, 2013, our outstanding options had an aggregate intrinsic value of $38 million and a weighted-average remaining contractual life of 8 years.  Our exercisable options had an aggregate intrinsic value of $28 million and a weighted-average remaining contractual life of 6 years at March 30, 2013.  The total intrinsic value of options exercised during the first quarter of 2013 and 2012 was $4 million and $2 million, respectively.

Restricted Stock Units

The activity for restricted stock units payable in stock and for restricted stock units payable in cash during the first quarter of 2013 is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	710	$29.94	2,540	$20.79
Granted	257	28.47	583	28.43
Vested	(107)	(42.53)	(595)	(15.99)
Forfeited	(30)	(27.94)	(148)	(23.91)
Outstanding at end of period, nonvested	830	$27.93	2,380	$23.67

The fair value of the restricted stock awards that vested and/or amounts paid under these awards during the respective periods is as follows:

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Fair value of awards vested	$21	$30
Cash paid	18	21

Performance Share Units

The fair value of share-based compensation awards accounted for as liabilities includes performance share units.  The fair value of these awards is based on the trading price of our common stock and is remeasured at each reporting period date.  The activity for our performance share units during the first quarter of 2013 is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	875	$27.14
Granted	418	28.47
Forfeited	(41)	(27.42)
Outstanding at end of period, nonvested	1,252	$27.57

Cash paid under these awards totaled $11 million and $51 million during the first quarter of 2013 and 2012, respectively.

Note 4.  Earnings Per Share

We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period.  Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends.  Diluted EPS considers the dilutive effect of all potential future common stock, including stock options, restricted stock units and the shares that could be issued upon the conversion of our convertible notes, as discussed below, and upon the exercise of the remaining related warrants.  The convertible note call options purchased in connection with the issuance of the convertible notes and the capped call transaction entered into in 2011 are excluded from the calculation of diluted EPS as their impact is always anti-dilutive.

Upon conversion of our convertible notes, as described in Note 8 of our 2012 Annual Report on Form 10-K, the principal amount would be settled in cash, and the excess of the conversion value, as defined, over the principal amount may be settled in cash and/or shares of our common stock.  Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over the principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS.

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Basic weighted-average shares outstanding	273,200	280,022
Dilutive effect of:
Convertible notes and warrants	15,461	13,902
Stock options and restricted stock units	317	708
Diluted weighted-average shares outstanding	288,978	294,632

Stock options to purchase 5 million and 6 million shares of common stock outstanding at March 30, 2013 and March 31, 2012, respectively, were not included in the computation of diluted weighted average shares outstanding, as their effect would have been anti-dilutive.

Note 5.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	March 30, 2013	December 29, 2012
Commercial	$645	$534
U.S. Government contracts	329	314
	974	848
Allowance for doubtful accounts	(20)	(19)
Total	$954	$829

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $154 million at March 30, 2013 and $149 million at December 29, 2012.

Finance Receivables

Finance receivables by portfolio, which includes both finance receivables held for investment and finance receivables held for sale, are presented in the following table:

(In millions)	March 30, 2013	December 29, 2012
Captive	$1,592	$1,704
Non-captive	319	370
Total finance receivables	1,911	2,074
Less: Allowance for losses	77	84
Less: Finance receivables held for sale	112	140
Total finance receivables held for investment, net	$1,722	$1,850

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

We classify finance receivables held for investment as nonaccrual if credit quality indicators suggest full collection of principal and interest is doubtful.  In addition, we automatically classify accounts as nonaccrual once they are contractually delinquent by more than three months unless collection of principal and interest is not doubtful.  Recognition of interest income is suspended for these accounts and all cash collections are used to reduce the net investment balance.  We resume the accrual of interest when the loan becomes contractually current through payment according to the original terms of the loan or, if a loan has been modified, following a period of performance under the terms of the modification, provided we conclude that collection of all principal and interest is no longer doubtful.  Previously suspended interest income is recognized at that time.

Accounts are classified as watchlist when credit quality indicators have deteriorated as compared with typical underwriting criteria, and we believe collection of full principal and interest is probable but not certain.  All other finance receivables held for investment that do not meet the watchlist or nonaccrual categories are classified as performing.

A summary of finance receivables held for investment categorized based on the credit quality indicators discussed above is as follows:

	March 30, 2013				December 29, 2012
(In millions)	Performing	Watchlist	Nonaccrual	Total	Performing	Watchlist	Nonaccrual	Total
Captive	$1,387	$90	$115	$1,592	$1,476	$130	$98	$1,704
Non-captive*	175	—	32	207	185	—	45	230
Total	$1,562	$90	$147	$1,799	$1,661	$130	$143	$1,934
% of Total	86.8%	5.0%	8.2%		85.9%	6.7%	7.4%

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

Finance receivables held for investment by delinquency aging category are summarized in the table below:

	March 30, 2013					December 29, 2012
(In millions)	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total
Captive	$1,400	$115	$42	$35	$1,592	$1,531	$87	$55	$31	$1,704
Non-captive	204	—	—	3	207	226	—	1	3	230
Total	$1,604	$115	$42	$38	$1,799	$1,757	$87	$56	$34	$1,934

We had no accrual status loans that were greater than 90 days past due at March 30, 2013 or December 29, 2012.  At March 30, 2013 and December 29, 2012, 60+ days contractual delinquency as a percentage of finance receivables held for investment was 4.45% and 4.65%, respectively.

Loan Modifications

Troubled debt restructurings occur when we have either modified the contract terms of finance receivables held for investment for borrowers experiencing financial difficulties or accepted a transfer of assets in full or partial satisfaction of the loan balance.  The types of modifications we typically make include extensions of the original maturity date of the contract, delays in the timing of required principal payments, deferrals of interest payments, advances to protect the value of our collateral and principal reductions contingent on full repayment prior to the maturity date.  The changes effected by modifications made during the first quarter of 2013 and 2012 to finance receivables held for investment were not material.

Impaired Loans

We evaluate individual finance receivables held for investment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios for impairment on a quarterly basis.  Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  There was no significant interest income recognized on impaired loans in the first quarter of 2013 or 2012.

A summary of impaired finance receivables, excluding leveraged leases, is provided below:

	Recorded Investment
(In millions)	Impaired Loans with No Related Allowance for Credit Losses	Impaired Loans with Related Allowance for Credit Losses	Total Impaired Loans	Unpaid Principal Balance	Allowance For Losses On Impaired Loans	Average Recorded Investment
March 30, 2013
Captive	$62	$75	$137	$144	$18	$132
Non-captive*	10	23	33	42	8	39
Total	$72	$98	$170	$186	$26	$171
December 29, 2012
Captive	$61	$66	$127	$128	$15	$121
Non-captive*	11	33	44	59	12	149
Total	$72	$99	$171	$187	$27	$270

*Non-captive impaired loans are primarily related to the Timeshare portfolio.

A summary of the allowance for losses on finance receivables that are evaluated on an individual and on a collective basis is provided below.  The finance receivables reported in this table specifically exclude $122 million of leveraged leases at both March 30, 2013 and December 29, 2012, in accordance with authoritative accounting standards.

	March 30, 2013				December 29, 2012
	Finance Receivables Evaluated		Allowance Based on Individual	Allowance Based on Collective	Finance Receivables Evaluated		Allowance Based on Individual	Allowance Based on Collective
(In millions)	Individually	Collectively	Evaluation	Evaluation	Individually	Collectively	Evaluation	Evaluation
Captive	$137	$1,455	$18	$50	$127	$1,577	$15	$55
Non-captive	33	52	8	1	44	64	12	2
Total	$170	$1,507	$26	$51	$171	$1,641	$27	$57

Allowance for Losses

We maintain the allowance for losses on finance receivables held for investment at a level considered adequate to cover inherent losses in the portfolio based on management’s evaluation.  For larger balance accounts specifically identified as impaired, including large accounts in homogeneous portfolios, a reserve is established based on comparing the expected future cash flows, discounted at the finance receivable’s effective interest rate, or the fair value of the underlying collateral if the finance receivable is collateral dependent, to its carrying amount.  The expected future cash flows consider collateral value; financial performance and liquidity of our borrower; existence and financial strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession/foreclosure and eventual disposal of collateral.  When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the potential outcomes based on their relative likelihood of occurrence.  The evaluation of our portfolio is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the estimated fair value of the underlying collateral, which may differ from actual results.  While our analysis is specific to each individual account, critical factors included in this analysis for the Captive product line include industry valuation guides, age and physical condition of the collateral, payment history and existence and financial strength of guarantors.

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

A rollforward of the allowance for losses on finance receivables held for investment is provided below:

(In millions)	Captive	Non-captive*	Total
For the three months ended March 30, 2013
Beginning balance	$70	$14	$84
Provision for losses	(2)	(5)	(7)
Charge-offs	(2)	(1)	(3)
Recoveries	2	1	3
Ending balance	$68	$9	$77
For the three months ended March 31, 2012
Beginning balance	$101	$55	$156
Provision for losses	2	2	4
Charge-offs	(25)	(2)	(27)
Recoveries	2	1	3
Ending balance	$80	$56	$136

*Non-captive allowance for losses is primarily related to the Timeshare portfolio.

Note 6.  Inventories

(In millions)	March 30, 2013	December 29, 2012
Finished goods	$1,406	$1,329
Work in process	2,431	2,247
Raw materials	438	437
	4,275	4,013
Progress/milestone payments	(1,303)	(1,301)
Total	$2,972	$2,712

Note 7.  Debt

At March 30, 2013, the principal amount of our convertible senior notes was $215 million.  Under the terms of the Indenture that governs the notes, the notes are currently convertible at the holder’s option through April 29, 2013, the second trading day preceding their May 1, 2013 maturity.  We will settle the face value of the convertible notes in cash and the excess of the conversion value over the face value of the notes will be settled in shares of common stock.  Based on a March 30, 2013 stock price of $29.81, the “if converted value” exceeds the face value of the remaining notes by $273 million or 9.2 million shares; however, after giving effect to the exercise of the related outstanding call options and warrants, the incremental share settlement in excess of the face value would result in a 7.7 million net share issuance, of which 3.8 million shares were issued during the first quarter of 2013 in conjunction with the settlement of the warrants as described below.

Call Option and Warrant Transactions

Concurrently with the pricing of the convertible notes in May 2009, we entered into transactions with two counterparties, including an underwriter and an affiliate of an underwriter of the convertible notes, pursuant to which we purchased from the counterparties call options to acquire our common stock and sold to the counterparties warrants to purchase our common stock.  We entered into these transactions for the purposes of reducing the cash outflow and/or the potential dilutive effect to our shareholders upon the conversion of the convertible notes.  At the end of 2012, the outstanding purchased call options gave us the right to acquire from the counterparties 16.4 million shares of our common stock (the number of shares into which all of the remaining notes are convertible) at an exercise price of $13.125 per share (the same as the initial conversion price of the notes), subject to adjustments that mirror the terms of the convertible notes.  At the end of 2012, the warrants gave the counterparties the right to acquire, subject to anti-dilution adjustments, an aggregate of 16.4 million shares of common stock at an exercise price of $15.75 per share.  We may settle these transactions in cash, shares or a combination of cash and shares, at our option.

The settlement values of the call options and warrants are based on the daily Volume Weighted Average Price (VWAP) of our common stock over the 45-day period commencing on February 22, 2013 and ending on April 26, 2013.  The call options settle on May 1, 2013.  The warrants settle daily over the 45-day period beginning February 27, 2013.  Pursuant to the terms of the warrants, in connection with the upcoming May 1, 2013 maturity date of the convertible notes, a number of warrants were deemed to be automatically exercised on each expiration date beginning on February 22, 2013 and continuing for a period of 45 trading days thereafter. We have elected to “net share settle” meaning that, for each warrant being exercised, we deliver to the counterparties a number of shares of our common stock equal to the amount by which the stock price of our common stock exceeds the exercise price, divided by the stock price.  Therefore, during the first quarter of 2013, a total of 8.0 million warrants were exercised and settled, and we issued to the counterparties an aggregate of 3.8 million shares of our common stock at a VWAP of $29.90, resulting in a $92 million reduction in treasury stock.  At March 30, 2013, we had 8.4 million warrants outstanding that will be net share settled in the second quarter of 2013.

Note 8.  Accrued Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years. Changes in our warranty and product maintenance liabilities are as follows:

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Accrual at the beginning of period	$222	$224
Provision	67	63
Settlements	(70)	(65)
Adjustments to prior accrual estimates	—	(3)
Accrual at the end of period	$219	$219

Note 9.  Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Foreign Currency Translation Adjustment	Pension Adjustments	Deferred Gains/Losses on Hedge Contracts	Accumulated Other Comprehensive Loss
For the three months ended March 30, 2013
Beginning balance	$81	$(1,857)	$6	$(1,770)
Other comprehensive income before reclassifications	(10)	—	(5)	(15)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	32	(2)	30
Other comprehensive income	(10)	32	(7)	15
Ending balance	$71	$(1,825)	$(1)	$(1,755)
For the three months ended March 31, 2012
Beginning balance	$79	$(1,711)	$7	$(1,625)
Other comprehensive income before reclassifications	3	—	6	9
Amounts reclassified from Accumulated Other Comprehensive Loss	—	21	(6)	15
Other comprehensive income	3	21	—	24
Ending balance	$82	$(1,690)	$7	$(1,601)

The before and after-tax components of Other Comprehensive Income are presented below:

(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
For the three months ended March 30, 2013
Pension adjustments:
Amortization of net actuarial loss*	$48	$(17)	$31
Amortization of prior service cost*	1	—	1
Pension adjustments, net	49	(17)	32
Deferred gains/losses on hedge contracts:
Current deferrals	(6)	1	(5)
Reclassification adjustments	(2)	—	(2)
Deferred gains/losses on hedge contracts, net	(8)	1	(7)
Foreign currency translation adjustment	(2)	(8)	(10)
Total	$39	$(24)	$15
For the three months ended March 31, 2012
Pension adjustments:
Amortization of net actuarial loss*	$31	$(11)	$20
Amortization of prior service cost*	1	—	1
Pension adjustments, net	32	(11)	21
Deferred gains/losses on hedge contracts:
Current deferrals	8	(2)	6
Reclassification adjustments	(8)	2	(6)
Deferred gains/losses on hedge contracts, net	—	—	—
Foreign currency translation adjustment	(3)	6	3
Total	$29	$(5)	$24

*These components of other comprehensive income are included in the computation of net periodic pension cost.  See Note 13 of our 2012 Annual Report on Form 10-K for additional information.

Note 10.  Commitments and Contingencies

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The assets and liabilities that are recorded at fair value on a recurring basis consist primarily of our derivative financial instruments, which are categorized as Level 2 in the fair value hierarchy.  The fair value amounts of these instruments that are designated as hedging instruments are provided below:

			Asset (Liability)
(In millions)	Borrowing Group	Balance Sheet Location	March 30, 2013	December 29, 2012
Assets
Interest rate exchange contracts*	Finance	Other assets	$5	$8
Foreign currency exchange contracts	Manufacturing	Other current assets	—	9
Total			$5	$17
Liabilities
Interest rate exchange contracts*	Finance	Other liabilities	$(7)	$(8)
Foreign currency exchange contracts	Manufacturing	Accrued liabilities	(4)	(5)
Total			$(11)	$(13)

*Interest rate exchange contracts represent fair value hedges.

The Finance group’s interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared with a standard AA-rated counterparty; however, this had no significant impact on the valuation at March 30, 2013.  At March 30, 2013 and December 29, 2012, we had interest rate exchange contracts with notional amounts upon which the contracts were based of $590 million and $671 million, respectively.

Foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At March 30, 2013 and December 29, 2012, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $642 million and $664 million, respectively.

Fair Value Hedges

Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates.  By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows.  The amount of ineffectiveness on our fair value hedges and the gain (loss) recorded in the Consolidated Statements of Operations were both insignificant in the first quarter of 2013 and 2012.

Cash Flow Hedges

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities in the normal course of business.  We primarily utilize forward exchange contracts and purchased options with maturities of no more than three years that qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At March 30, 2013, we had a net deferred loss of $1 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on these cash flow hedges, including gains and losses related to hedge ineffectiveness, were not material in the three months ended March 30, 2013 and March 31, 2012.  We do not expect the amount of gains and losses in Accumulated other comprehensive loss that will be reclassified to earnings in the next twelve months to be material.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies.  To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges.  If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings.  Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustment account within other comprehensive income, produced a $14 million after-tax gain for the first quarter of 2013, resulting in an accumulated net gain balance of $18 million at March 30, 2013.  The ineffective portion of these hedges was insignificant.

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended March 30, 2013 and December 29, 2012, certain assets in the Finance group were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  The table below sets forth the balance of those assets at the end of the period in which a fair value adjustment was taken.

(In millions)	March 30, 2013	December 29, 2012
Finance receivables held for sale	$112	$140
Impaired finance receivables	73	72
Other assets	49	76

The following table provides the fair value adjustments recorded for the assets measured at fair value on a non-recurring basis during the three months ended March 30, 2013 and March 31, 2012.

	Gain (Loss)
	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Finance receivables held for sale	$12	$24
Impaired finance receivables	(3)	(6)
Other assets	(4)	(16)

Finance receivables held for sale — Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value.  There are no active, quoted market prices for these finance receivables.  At March 30, 2013, our finance receivables held for sale included the Golf Mortgage portfolio.  Fair value of this portfolio was determined based on the use of discounted cash flow models to estimate the price we expect to receive in the principal market for each pool of similar loans, in an orderly transaction.  The cash flow models include the use of qualitative assumptions regarding the borrower’s ability to pay and the period of time that will likely be required to restructure and/or exit the account through acquisition of the underlying collateral, as well as quantitative assumptions, including discount rates and revenue and earnings multiples, which are used to estimate the value of the underlying collateral.  Changes in the borrower’s ability to pay or the period of time required to restructure and/or exit accounts may significantly increase or decrease the fair value of these finance receivables, and, to a lesser extent, fluctuations in discount rates and/or revenue and earnings multiples could also change the fair value of these finance receivables.  The gains on finance receivables held for sale during the three months ended March 30, 2013 and March 31, 2012 were primarily the result of the payoff of loans in amounts, and sale of loans at prices, in excess of the values established in previous periods.

Impaired finance receivables — Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides.  Timeshare impaired nonaccrual finance receivables largely consist of pools of timeshare interval resort notes receivable.  Fair values of collateral are estimated using cash flow models incorporating estimates of credit losses in the consumer notes pools.  Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses and primarily related to initial fair value adjustments.

Other assets — Other assets in the table above primarily include repossessed aviation assets and golf and hotel properties.  The fair value of our aviation assets is largely determined based on the use of industry pricing guides.  The fair value of our golf and hotel properties is determined based on the use of discounted cash flow models, bids from prospective buyers or inputs from market participants.  If the carrying amount of these assets is higher than their estimated fair value, we record a corresponding charge to income for the difference.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	March 30, 2013		December 29, 2012
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(1,896)	$(2,400)	$(2,225)	$(2,636)
Finance group
Finance receivables held for investment, excluding leases	1,502	1,537	1,625	1,653
Debt	(1,558)	(1,565)	(1,686)	(1,678)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions or Level 2 inputs.  At March 30, 2013 and December 29, 2012, approximately 47% and 46%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions (Level 1).  The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). Fair value estimates for finance receivables held for investment were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 12.  Income Tax Expense

Income tax expense equated to an effective income tax rate of 19.8% and 32.4% in the first quarter of 2013 and 2012, respectively, compared with the U.S. federal statutory income tax rate of 35.0%.  In the first quarter of 2013, the difference between the statutory and the effective income tax rate was primarily related to the retroactive reinstatement and extension of the Federal Research and Development Tax Credit as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

For the three months ended March 31, 2012, the difference between the federal statutory income tax rate and the effective income tax rate was not significant.

Note 13.  Segment Information

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

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
REVENUES
Manufacturing group
Cessna	$708	$669
Bell	949	994
Textron Systems	429	377
Industrial	727	755
	2,813	2,795
Finance group	42	61
Total revenues	$2,855	$2,856
SEGMENT OPERATING PROFIT
Manufacturing group
Cessna	$(8)	$(6)
Bell	129	145
Textron Systems	38	35
Industrial	57	73
	216	247
Finance group	19	12
Segment profit	235	259
Corporate expenses and other, net	(55)	(47)
Interest expense, net for Manufacturing group	(37)	(35)
Income from continuing operations before income taxes	$143	$177

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
(Dollars in millions)	March 30, 2013	March 31, 2012
Revenues	$2,855	$2,856
Operating expenses	2,661	2,624
% change compared with prior period	1%
Cost of sales	$2,382	$2,312
% change compared with prior period	3%
Gross margin percentage of Manufacturing revenues	15.3%	17.3%
Selling and administrative expenses	$279	$312
% change compared with prior period	(11)%

Revenues

Revenues were essentially flat in the first quarter of 2013, compared with the corresponding period of 2012, reflecting the following fluctuations:

•                  Higher Textron Systems revenues of $52 million, primarily due to higher volume in the Unmanned Aircraft Systems (UAS) and Weapons and Sensors product lines, partially offset by lower Land & Marine volume, largely due to a reduction in Armored Security Vehicle (ASV) deliveries.

•                  Higher Cessna revenues of $39 million, primarily due to higher pre-owned aircraft volume, partially offset by lower Citation jet and CitationAir volume.

•                  Lower Bell revenues of $45 million, largely due to lower V-22 and H-1 aircraft deliveries and lower commercial aftermarket volumes, partially offset by higher commercial aircraft deliveries.

•                  Lower Industrial segment revenues of $28 million, primarily due to lower volume in the Fuel Systems and Functional Components product line reflecting lower automotive market demand in Europe and Asia.

•                  Lower Finance revenues of $19 million, primarily attributable to lower average finance receivables.

Cost of Sales and Selling and Administrative Expense

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses.  Changes in operating expenses are more fully discussed in our Segment Analysis below.

Cost of sales as a percentage of manufacturing revenues was 84.7% and 82.7% in the first quarter of 2013 and 2012, respectively.  Cost of sales increased $70 million, 3%, in the first quarter of 2013, compared with the corresponding period of 2012, principally due to higher volume in the Textron Systems and Cessna segments, partially offset by lower volume in the Bell and Industrial segments.  In the first quarter of 2013, gross margin decreased as a percentage of Manufacturing revenues primarily due to unfavorable product mix at Textron Systems, largely due to lower margin contracts, and higher pre-owned aircraft volume at Cessna.

Selling and administrative expense decreased $33 million, 11%, to $279 million in the first quarter of 2013, compared with the corresponding period of 2012.  The decrease was primarily due to a lower provision for loan losses of $11 million and a reduction in administrative expense of $9 million at the Finance segment, both primarily associated with the non-captive business, along with lower share-based compensation expense of $7 million reflecting changes in our stock price.

Income Taxes

Income tax expense equated to an effective income tax rate of 19.8% and 32.4% in the first quarter of 2013 and 2012, respectively, compared with the U.S. federal statutory income tax rate of 35.0%.  In the first quarter of 2013, the difference between the statutory and the effective income tax rate was primarily related to the retroactive reinstatement and extension of the Federal Research and Development Tax Credit as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

Backlog

(In millions)	March 30, 2013	December 29, 2012
Bell	$7,083	$7,469
Textron Systems	2,785	2,919
Cessna	1,034	1,062

Backlog decreased $386 million at Bell in the first quarter of 2013, primarily reflecting deliveries in excess of orders.

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

Approximately 29% of our 2012 revenues were derived from contracts with the U.S. Government.  For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix.  Changes in volume that are discussed in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refer to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes.

Cessna

	Three Months Ended
(Dollars in millions)	March 30, 2013	March 31, 2012
Revenues	$708	$669
Operating expenses	716	675
Segment loss	(8)	(6)
Profit margin	(1)%	(1)%

Cessna Revenues and Operating Expenses

The following factors contributed to the change in Cessna’s revenues from the prior year quarter:

(In millions)	2013 versus 2012
Volume	$37
Other	2
Total change	$39

In the first quarter of 2013, Cessna’s revenues increased $39 million, 6%, compared with the corresponding period of 2012, primarily due to higher pre-owned aircraft volume of $81 million, partially offset by lower Citation jet volume of $28 million and lower CitationAir volume of $25 million, largely related to the downsizing of our fractional share business.  We delivered 32 Citation jets in the first quarter of 2013, compared with 38 jets in the corresponding period of 2012.  During the first quarter of 2013, the portion of Cessna’s revenues derived from aftermarket sales and services represented 31% of Cessna’s revenues, compared with 30% in the first quarter of 2012.

In mid-April 2013, as a result of continued softness in the jet market, we decided to adjust our production schedule at Cessna. We now expect jet deliveries will be down for the full year when compared to last year, reflecting lower expected deliveries in the light jet category, partially offset by growth in the midsize jet category.

Cessna’s operating expenses increased by $41 million, 6%, in the first quarter of 2013, compared with the corresponding period of 2012, primarily due to higher net sales volume.

Cessna Segment Loss

The following factors contributed to the change in Cessna’s segment loss from the prior year quarter:

(In millions)	2013 versus 2012
Price and Inflation	$(11)
Volume and Mix	10
Other	(1)
Total change	$(2)

Cessna’s segment loss increased $2 million in the first quarter of 2013, compared with the corresponding period of 2012, primarily due to lower Citation jet pricing reflecting continued softness in the jet market and cost inflation, largely related to higher pension expense.  These changes were partially offset by volume and mix, primarily related to a $14 million favorable mix impact of Citation jets sold during the period.

In March 2013, Cessna decided to initiate a voluntary separation program that was offered to qualifying salaried employees on April 2nd through the expiration date of April 12th.  Direct production employees were not eligible for this program, which was geared toward reducing indirect costs.  Subsequent to this action, we decided to adjust our production schedule, which will result in the reduction of certain direct production positions, and also initiated other cost reduction actions.  As a result of these actions, we expect to incur approximately $25 million in severance costs in the second quarter of 2013, primarily related to the voluntary separation program.

Bell

	Three Months Ended
(Dollars in millions)	March 30, 2013	March 31, 2012
Revenues:
V-22 program	$361	$396
Other military	225	249
Commercial	363	349
Total revenues	949	994
Operating expenses	820	849
Segment profit	129	145
Profit margin	14%	15%

Bell manufactures helicopters, tiltrotor aircraft, and related spare parts and provides services for military and commercial markets.  Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues from the prior year quarter:

(In millions)	2013 versus 2012
Volume	$(50)
Other	5
Total change	$(45)

Bell’s revenues decreased $45 million, 5%, in the first quarter of 2013, compared with the corresponding period of 2012, primarily due to lower volume, which included the following factors:

•                  $35 million decrease in volume related to the V-22 program, primarily reflecting lower aircraft deliveries.  Bell delivered 9 V-22 aircraft in the first quarter of 2013, which was consistent with the contractual delivery schedule, compared with 10 deliveries in the first quarter of 2012.

•                  $24 million decrease in other military volume, primarily reflecting lower H-1 deliveries.  Bell delivered 6 H-1 aircraft in the first quarter of 2013, which was consistent with the contractual delivery schedule, compared with 7 aircraft in the first quarter of 2012.

•                  $9 million increase in commercial volume, largely related to higher aircraft deliveries, partially offset by lower aftermarket volume of $11 million, primarily resulting from shipping delays related to the conversion to a new enterprise resource planning system in the first quarter of 2013.  Bell delivered 40 commercial aircraft in the first quarter of 2013, compared with 30 commercial aircraft in the first quarter of 2012.

Bell’s operating expenses decreased $29 million, 3%, in the first quarter of 2013, compared with the corresponding period of 2012, primarily due to lower sales volume as discussed above.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit from the prior year quarter:

(In millions)	2013 versus 2012
Volume and mix	$(17)
Other	1
Total change	$(16)

Bell’s segment profit decreased $16 million, 11%, in the first quarter of 2013, compared with the corresponding period of 2012, primarily due to lower volume in our military programs and commercial aftermarket, as described above.

Textron Systems

	Three Months Ended
(Dollars in millions)	March 30, 2013	March 31, 2012
Revenues	$429	$377
Operating expenses	391	342
Segment profit	38	35
Profit margin	9%	9%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues from the prior year quarter:

(In millions)	2013 versus 2012
Volume	$51
Other	1
Total change	$52

Revenues at Textron Systems increased $52 million, 14%, in the first quarter of 2013, compared with the corresponding period of 2012, primarily due to higher volume, which included the following changes:

•                  Higher UAS volume of $39 million, largely due to higher ground control station volume of $31 million and higher volume of $15 million related to two fee-for-service contracts awarded in the second quarter of 2012.

•                  Higher Weapons and Sensors revenues of $13 million, largely due to international Sensor Fuzed Weapon volume.

•                  Lower Land & Marine volume of $11 million, primarily related to a reduction in ASV deliveries.

Textron Systems’ operating expenses increased $49 million, 14%, in the first quarter of 2013, compared with the corresponding period of 2012, primarily due to the higher volume.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit from the prior year quarter:

(In millions)	2013 versus 2012
Performance	7
Volume and Mix	$(2)
Other	(2)
Total change	$3

Segment profit at Textron Systems increased $3 million, 9%, in the first quarter of 2013, compared with the corresponding period of 2012, largely due to favorable performance of $7 million, primarily related to improved manufacturing efficiencies. Higher volume in 2013 had an unfavorable impact on segment profit due to a greater mix of lower margin service and development contracts.

Industrial

	Three Months Ended
(Dollars in millions)	March 30, 2013	March 31, 2012
Revenues:
Fuel Systems and Functional Components	$457	$492
Other Industrial	270	263
Total revenues	727	755
Operating expenses	670	682
Segment profit	57	73
Profit margin	8%	10%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues from the prior year quarter:

(In millions)	2013 versus 2012
Volume	$(28)
Foreign exchange	(4)
Other	4
Total change	$(28)

Industrial segment revenues decreased $28 million, 4%, in the first quarter of 2013, compared with the corresponding period of 2012.  Volume decreased largely due to a $25 million decrease in the Fuel Systems and Functional Components product line, reflecting lower automotive market demand in Europe and Asia.  The unfavorable foreign exchange impact was mostly related to the weakening of the euro, which primarily impacted the Fuel Systems and Functional Components product line.

Operating expenses for the Industrial segment decreased $12 million, 2%, in the first quarter of 2013, compared with the corresponding period of 2012, largely due to lower direct material costs resulting from lower sales volume, partially offset by cost inflation of $10 million, primarily due to higher commodity and material component costs.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit from the prior year quarter:

(In millions)	2013 versus 2012
Volume and Mix	$(12)
Inflation, net of Pricing	(7)
Other	3
Total change	$(16)

Segment profit for the Industrial segment decreased $16 million, 22%, in the first quarter of 2013, compared with the corresponding period of 2012, primarily due to a $12 million impact from lower volume as described above, and unfavorable product mix.  Segment profit was also impacted by cost inflation, net of pricing primarily due to higher commodity and material component costs.

Finance

	Three Months Ended
(Dollars in millions)	March 30, 2013	March 31, 2012
Revenues	$42	$61
Segment profit	19	12

Finance segment revenues decreased $19 million in the first quarter of 2013, compared with the corresponding period of 2012, primarily attributable to a $13 million decrease from lower average finance receivables of $1.0 billion and a $7 million decrease due to the resolution of a Timeshare account that returned to accrual status in the first quarter of 2012.

Finance segment profit increased $7 million in the first quarter of 2013, compared with the corresponding period of 2012, resulting from lower provision for loan losses of $11 million, primarily in the non-captive portfolio and a decrease in administrative expense of $9 million, largely related to a reduction in compensation and benefit expense in connection with the exit of the non-captive business.  These increases were partially offset by an $8 million unfavorable impact from lower average finance receivables and the resolution of a Timeshare account as discussed above.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment.  The credit performance statistics below do not include finance receivables held for sale.

(Dollars in millions)	March 30, 2013	December 29, 2012
Finance receivables	$1,799	$1,934
Nonaccrual finance receivables	147	143
Allowance for losses	77	84
Ratio of nonaccrual finance receivables to finance receivables	8.17%	7.39%
Ratio of allowance for losses on impaired nonaccrual finance receivables to impaired nonaccrual finance receivables	19.20%	21.24%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables	52.38%	58.74%
Ratio of allowance for losses on finance receivables to finance receivables	4.28%	4.34%
60+ days contractual delinquency as a percentage of finance receivables	4.45%	4.65%
60+ days contractual delinquency	$80	$90
Repossessed assets and properties	84	81

Liquidity and Capital Resources

Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments.  The Finance group, which also is the Finance segment, consists of TFC, its consolidated subsidiaries and three other finance subsidiaries owned by Textron.  We designed this framework to enhance our borrowing power by separating the Finance group.  Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services.  Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	March 30, 2013	December 29, 2012
Manufacturing group
Cash and equivalents	$701	$1,378
Debt	2,175	2,301
Shareholders’ equity	3,148	2,991
Capital (debt plus shareholders’ equity)	5,323	5,292
Net debt (net of cash and equivalents) to capital	32%	24%
Debt to capital	41%	44%
Finance group
Cash and equivalents	$90	$35
Debt	1,558	1,686

We believe that our calculations of debt to capital and net debt to capital are useful measures as they provide a summary indication of the level of debt financing (i.e., leverage) that is in place to support our capital structure, as well as to provide an indication of the capacity to add further leverage.  We believe that we will have sufficient cash to meet our future needs, based on our existing cash balances, the cash we expect to generate from our manufacturing operations and other available funding alternatives, as appropriate.

Textron has a senior unsecured revolving credit facility that expires in March 2015 for an aggregate principal amount of $1.0 billion, up to $200 million of which is available for the issuance of letters of credit.  At March 30, 2013, there were no amounts borrowed against the facility.  We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Operating activities	$(468)	$(177)
Investing activities	(95)	(73)
Financing activities	(101)	4

We used cash for operating activities in both quarters as working capital requirements, largely related to higher inventory levels and annual incentive compensation payments, along with pension contributions and certain deferred compensation payments to retirees, outpaced earnings.  Cash used to fund higher inventory levels totaled $255 million in the first quarter of 2013, largely due to an increase in the Bell segment, while we used $188 million for inventory in the first quarter of 2012, largely related to Cessna.  Inventories were higher at Bell, largely due to an increase in commercial finished goods in support of sales, growth in spares in connection with delayed deliveries resulting from our conversion to a new enterprise resource planning system and delayed progress payments on military programs.  We made pension contributions of $140 million and $144 million in the first quarter of 2013 and 2012, respectively.  Net tax refunds/ (payments) totaled $(11) million and $82 million in the first quarter of 2013 and 2012, respectively.

Investing cash flows in the first quarter of 2013 and 2012 included capital expenditures of $77 million and $73 million, respectively.  In the first quarter of 2013, financing activities primarily consisted of a $312 million payment on our outstanding debt, which was partially offset by the issuance of commercial paper.  We began to issue commercial paper for our short-term financing needs in the first quarter of 2013, ending the quarter with $205 million of outstanding borrowings.

Capital Contributions Paid To and Dividends Received From TFC

Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC.  The agreement also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million.  Cash contributions paid to TFC to maintain compliance with the Support Agreement and dividends paid by TFC to Textron are detailed below:

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Dividends paid by TFC to Textron	$20	$240
Capital contributions paid to TFC under Support Agreement	—	(240)

Due to the nature of these contributions, we classify these contributions within cash flows used by operating activities for the Manufacturing group in the Consolidated Statements of Cash Flows.  Capital contributions to support Finance group growth in the ongoing captive finance business are classified as cash flows from financing activities.  The Finance group’s net income is excluded from the Manufacturing group’s cash flows, while dividends from the Finance group are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below are summarized below:

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Operating activities	$7	$(119)
Investing activities	197	239
Financing activities	(149)	(116)

The Finance group generated cash from operating activities in the first quarter of 2013, primarily due to changes in net taxes received/paid.  Net tax refunds/ (payments) were $21 million and $(111) million in the first quarter of 2013 and 2012, respectively.  Net tax payments in 2012 were primarily attributable to a settlement related to the Internal Revenue Service’s challenge of tax deductions claimed in prior years for certain leveraged lease transactions.

Cash flows from investing activities primarily included collections on finance receivables and proceeds from sales of finance receivables and other finance assets totaling $201 million and $324 million in the first quarter of 2013 and 2012, respectively, partially offset by finance receivable originations of $26 million and $84 million in the first quarter of 2013 and 2012, respectively.

Cash used for financing activities in the first quarter of 2013 largely related to $170 million of long-term and nonrecourse debt payments, compared with $144 million of payments in the first quarter of 2012.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Operating activities	$(395)	$(253)
Investing activities	16	123
Financing activities	(230)	(112)

We used cash for operating activities in both quarters as working capital requirements, largely related to higher inventory levels and annual incentive compensation payments, along with pension contributions and certain deferred compensation payments to retirees, outpaced earnings. Cash used to fund higher inventory levels totaled $254 million in the first quarter of 2013, largely due to an increase in the Bell segment, while we used $187 million for inventory in the first quarter of 2012, largely related to Cessna.  Inventories were higher at Bell, largely due to an increase in commercial finished goods in support of sales, growth in spares in connection with delayed deliveries resulting from our conversion to a new enterprise resource planning system and delayed progress payments on military programs.  We made pension contributions of $149 million and $147 million in the first quarter of 2013 and 2012, respectively.

Cash flows from investing activities primarily included collections on finance receivables and proceeds from sales of finance receivables and other finance assets totaling $100 million and $216 million in the first quarter of 2013 and 2012, respectively.  Investing cash flows also included capital expenditures of $77 million and $73 million in the first quarter of 2013 and 2012, respectively.

Total cash used for financing activities was higher in the first quarter of 2013 primarily due to payments on our outstanding debt of $482 million, compared with $144 million of payments in the first quarter of 2012.  The payments in the first quarter of 2013 were partially offset by the issuance of commercial paper.  We began to issue commercial paper for our short-term financing needs in the first quarter of 2013, ending the quarter with $205 million of outstanding borrowings.

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

Reclassification and elimination adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(26)	$(66)
Cash received from customers and sale of receivables	101	108
Other	11	1
Total reclassifications from investing activities	86	43
Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group under Support Agreement	—	240
Dividends received by Manufacturing group from Finance group	(20)	(240)
Total reclassifications from financing activities	(20)	—
Total reclassifications and adjustments to cash flow from operating activities	$66	$43

Critical Accounting Estimates

The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are disclosed on pages 35 through 38 in our 2012 Annual Report on Form 10-K.  The following section provides an update of the year-end disclosure for long-term contracts to include program profit adjustments made during the quarter.

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

At the outset of each contract, we estimate the initial profit booking rate. The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements (for example, a newly-developed product versus a mature product), schedule (for example, the number and type of milestone events), and costs by contract requirements in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract. Likewise, the profit booking rate may decrease if we are not successful in retiring the risks; and, as a result, our estimated costs at completion increase. All of the estimates are subject to change during the performance of the contract and, therefore, may affect the profit booking rate. When adjustments are required, any changes from prior estimates are recognized using the cumulative catch-up method with the impact of the change from inception-to-date recorded in the current period.  The aggregate gross amount of all program profit adjustments that are included within segment profit are presented below.

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Gross favorable	$9	$17
Gross unfavorable	(2)	(13)
Net program profit adjustments	$7	$4

Item 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended March 30, 2013.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2012 Annual Report on Form 10-K.

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

During the fiscal quarter ended March 30, 2013, we implemented an enterprise resource planning system at our Bell segment which replaced multiple legacy systems.  This implementation has resulted in the modification of certain processes and changes in internal controls over financial reporting at the segment.  There were no other changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.       OTHER INFORMATION

(a)   The 2013Annual Meeting of Shareholders of Textron was held on April 24, 2013.

The results of the voting on the matters submitted to our shareholders are as follows:

1.     The following persons were elected to serve as directors until the next annual shareholders’ meeting and received the following votes:

	For	Against	Abstain	Broker Non-Vote
Scott C. Donnelly	219,764,894	6,523,378	1,551,439	19,973,764
Kathleen M. Bader	219,628,447	5,847,691	2,363,573	19,973,764
R. Kerry Clark	215,896,655	9,509,263	2,433,793	19,973,764
James T. Conway	220,194,182	5,445,906	2,199,623	19,973,764
Ivor J. Evans	217,701,256	7,641,498	2,496,957	19,973,764
Lawrence K. Fish	217,401,512	7,938,756	2,499,443	19,973,764
Paul E. Gagné	206,928,099	18,428,513	2,483,099	19,973,764
Dain M. Hancock	215,395,327	9,779,661	2,664,723	19,973,764
Lord Powell of Bayswater KCMG	198,690,554	26,445,274	2,703,883	19,973,764
Lloyd G. Trotter	215,812,119	9,477,210	2,550,382	19,973,764
James L. Ziemer	218,945,178	6,236,176	2,658,357	19,973,764

2.     The advisory (non-binding) resolution to approve the compensation of our named executive officers, as disclosed in our proxy statement, was approved by the following vote:

For	Against	Abstain	Broker Non-Vote
206,766,641	15,986,719	5,086,351	19,973,764

3.     The appointment of Ernst & Young LLP by the Audit Committee as Textron’s independent registered public accounting firm for 2013 was ratified by the following vote:

For	Against	Abstain	Broker Non-Vote
242,903,233	3,282,535	1,627,707	—

4.     The shareholder proposal relating to independent board chairman was rejected by the following vote:

For	Against	Abstain	Broker Non-Vote
52,098,438	172,437,205	3,304,068	19,973,764

Item 6.	EXHIBITS

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	April 25, 2013	/s/ Richard L. Yates
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

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.