Form 10-Q
period 2013-06-29
TEXTRON INC
filed 2013-07-24
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

As of July 12, 2013, there were 280,504,882 shares of common stock outstanding.

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues
Manufacturing revenues	$2,808	$2,964	$5,621	$5,759
Finance revenues	31	55	73	116
Total revenues	2,839	3,019	5,694	5,875
Costs and expenses
Cost of sales	2,338	2,435	4,720	4,747
Selling and administrative expense	296	276	575	588
Interest expense	42	53	93	108
Total costs and expenses	2,676	2,764	5,388	5,443
Income from continuing operations before income taxes	163	255	306	432
Income tax expense	49	82	77	139
Income from continuing operations	114	173	229	293
Income (loss) from discontinued operations, net of income taxes	(1)	(1)	3	(3)
Net income	$113	$172	$232	$290
Basic earnings per share
Continuing operations	$0.41	$0.61	$0.83	$1.04
Discontinued operations	(0.01)	—	0.01	(0.01)
Basic earnings per share	$0.40	$0.61	$0.84	$1.03
Diluted earnings per share
Continuing operations	$0.40	$0.58	$0.80	$0.99
Discontinued operations	—	—	0.01	(0.01)
Diluted earnings per share	$0.40	$0.58	$0.81	$0.98
Dividends per share
Common stock	$0.02	$0.02	$0.04	$0.04

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$113	$172	$232	$290
Other comprehensive income, net of tax:
Pension adjustments, net of reclassifications	31	21	63	42
Deferred gains/losses on hedge contracts, net of reclassifications	(6)	(3)	(13)	(3)
Foreign currency translation adjustments	1	(16)	(9)	(13)
Other comprehensive income	26	2	41	26
Comprehensive income	$139	$174	$273	$316

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	June 29, 2013	December 29, 2012
Assets
Manufacturing group
Cash and equivalents	$459	$1,378
Accounts receivable, net	1,007	829
Inventories	3,203	2,712
Other current assets	489	470
Total current assets	5,158	5,389
Property, plant and equipment, less accumulated depreciation and amortization of $3,386 and $3,277	2,141	2,149
Goodwill	1,670	1,649
Other assets	1,514	1,524
Total Manufacturing group assets	10,483	10,711
Finance group
Cash and equivalents	112	35
Finance receivables held for investment, net	1,510	1,850
Finance receivables held for sale	106	140
Other assets	229	297
Total Finance group assets	1,957	2,322
Total assets	$12,440	$13,033
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$374	$535
Accounts payable	966	1,021
Accrued liabilities	1,649	1,956
Total current liabilities	2,989	3,512
Other liabilities	2,559	2,798
Long-term debt	1,904	1,766
Total Manufacturing group liabilities	7,452	8,076
Finance group
Other liabilities	277	280
Debt	1,331	1,686
Total Finance group liabilities	1,608	1,966
Total liabilities	9,060	10,042
Shareholders’ equity
Common stock	37	35
Capital surplus	1,344	1,177
Retained earnings	4,044	3,824
Accumulated other comprehensive loss	(1,729)	(1,770)
	3,696	3,266
Less cost of treasury shares	316	275
Total shareholders’ equity	3,380	2,991
Total liabilities and shareholders’ equity	$12,440	$13,033
Common shares outstanding (in thousands)	280,390	271,263

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 29, 2013 and June 30, 2012, respectively

	Consolidated
(In millions)	2013	2012
Cash flows from operating activities
Net income	$232	$290
Less: Income (loss) from discontinued operations	3	(3)
Income from continuing operations	229	293
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	192	183
Deferred income taxes	42	85
Other, net	24	44
Changes in assets and liabilities:
Accounts receivable, net	(169)	(67)
Inventories	(445)	(387)
Other assets	(23)	16
Accounts payable	(61)	57
Accrued and other liabilities	(374)	(236)
Income taxes, net	(90)	9
Pension, net	(55)	(82)
Captive finance receivables, net	276	117
Other operating activities, net	(8)	(4)
Net cash provided by (used in) operating activities of continuing operations	(462)	28
Net cash used in operating activities of discontinued operations	(7)	(3)
Net cash provided by (used in) operating activities	(469)	25
Cash flows from investing activities
Finance receivables repaid	112	336
Proceeds from sales of receivables and other finance assets	53	117
Capital expenditures	(190)	(158)
Net cash used in acquisitions	(53)	—
Other investing activities, net	10	11
Net cash provided by (used in) investing activities	(68)	306
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	(925)	(393)
Settlement of convertible debt	(215)	(2)
Proceeds from long-term debt	402	88
Increase in short-term debt	366	—
Proceeds from settlement of capped call	75	—
Dividends paid	(11)	(11)
Other financing activities, net	13	14
Net cash used in financing activities	(295)	(304)
Effect of exchange rate changes on cash and equivalents	(10)	(1)
Net increase (decrease) in cash and equivalents	(842)	26
Cash and equivalents at beginning of period	1,413	885
Cash and equivalents at end of period	$571	$911

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Six Months Ended June 29, 2013 and June 30, 2012, respectively

	Manufacturing Group		Finance Group
(In millions)	2013	2012	2013	2012
Cash flows from operating activities
Net income	$209	$264	$23	$26
Less: Income (loss) from discontinued operations	3	(3)	—	—
Income from continuing operations	206	267	23	26
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance Group	30	315	—	—
Capital contribution paid to Finance Group	(1)	(240)	—	—
Non-cash items:
Depreciation and amortization	182	170	10	13
Deferred income taxes	29	57	13	28
Other, net	44	50	(20)	(6)
Changes in assets and liabilities:
Accounts receivable, net	(169)	(67)	—	—
Inventories	(460)	(388)	—	—
Other assets	(23)	18	—	(2)
Accounts payable	(61)	57	—	—
Accrued and other liabilities	(372)	(213)	(12)	(23)
Income taxes, net	(98)	140	8	(131)
Pension, net	(49)	(81)	(6)	(1)
Other operating activities, net	—	(4)	(8)	—
Net cash provided by (used in) operating activities of continuing operations	(742)	81	8	(96)
Net cash used in operating activities of discontinued operations	(7)	(3)	—	—
Net cash provided by (used in) operating activities	(749)	78	8	(96)
Cash flows from investing activities
Finance receivables repaid	—	—	422	548
Proceeds from sales of receivables and other finance assets	—	—	77	117
Finance receivables originated or purchased	—	—	(78)	(114)
Capital expenditures	(190)	(158)	—	—
Net cash used in acquisitions	(53)	—	—	—
Other investing activities, net	17	2	38	29
Net cash provided by (used in) investing activities	(226)	(156)	459	580
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	(312)	(139)	(613)	(254)
Settlement of convertible debt	(215)	(2)	—	—
Proceeds from long-term debt	150	—	252	88
Increase in short-term debt	366	—	—	—
Proceeds from settlement of capped call	75	—	—	—
Intergroup financing	—	245	—	(245)
Capital contributions paid to Finance group	—	—	1	240
Dividends paid	(11)	(11)	(30)	(315)
Other financing activities, net	13	13	—	1
Net cash provided by (used in) financing activities	66	106	(390)	(485)
Effect of exchange rate changes on cash and equivalents	(10)	(1)	—	—
Net increase (decrease) in cash and equivalents	(919)	27	77	(1)
Cash and equivalents at beginning of period	1,378	871	35	14
Cash and equivalents at end of period	$459	$898	$112	$13

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

During 2013 and 2012, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  The changes in estimates increased income from continuing operations before income taxes in the second quarter of 2013 and 2012 by $2 million and $12 million, respectively, ($1 million and $8 million after tax, or $0.00 and $0.03 per diluted share, respectively).  For the second quarter of 2013 and 2012, the gross favorable program profit adjustments totaled $9 million and $23 million, respectively, and the gross unfavorable program profit adjustments totaled $7 million and $11 million, respectively.

The changes in estimates increased income from continuing operations before income taxes in the first half of 2013 and 2012 by $9 million and $16 million, ($6 million and $10 million after tax, or $0.02 and $0.04 per diluted share, respectively).  For the first half of 2013 and 2012, the gross favorable program profit adjustments totaled $18 million and $40 million, respectively, and the gross unfavorable program profit adjustments totaled $9 million and $24 million, respectively.

Note 2:  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Three Months Ended
Service cost	$34	$29	$2	$1
Interest cost	73	76	5	7
Expected return on plan assets	(105)	(102)	—	—
Amortization of prior service cost (credit)	3	4	(2)	(3)
Amortization of net actuarial loss	46	30	1	1
Net periodic benefit cost	$51	$37	$6	$6
Six Months Ended
Service cost	$67	$59	$4	$3
Interest cost	146	152	10	13
Expected return on plan assets	(210)	(203)	—	—
Amortization of prior service cost (credit)	7	8	(5)	(6)
Amortization of net actuarial loss	92	59	3	3
Net periodic benefit cost	$102	$75	$12	$13

Note 3:  Earnings Per Share

We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period.  Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends.  Diluted EPS considers the dilutive effect of all potential future common stock, including stock options, restricted stock units and the shares that could have been issued upon the conversion of our convertible notes prior to their maturity on May 1, 2013 and upon the exercise of the related warrants.

The dilutive effect of the convertible notes and warrants decreased significantly in 2013 from the 2012 dilutive effect due to the maturity of our convertible notes as described more fully in Note 6.  As disclosed in Note 8 of our 2012 Annual Report on Form 10-K, we intended to settle the face value of the notes in cash and the excess of the conversion value over the face value in cash and/or shares of our common stock; accordingly, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over the face amount were considered in calculating diluted EPS.  The call options purchased in connection with the issuance of the convertible notes and the capped call transaction were excluded from the calculation of diluted EPS as their impact was always anti-dilutive.

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Basic weighted-average shares outstanding	280,163	281,114	276,682	280,568
Dilutive effect of:
Convertible notes and warrants	3,544	14,021	9,360	13,960
Stock options and restricted stock units	117	412	227	552
Diluted weighted-average shares outstanding	283,824	295,547	286,269	295,080

Stock options to purchase 6 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for the three and six months ended June 29, 2013, as their effect would have been anti-dilutive.  Stock options to purchase 7 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for both the three and six months ended June 30, 2012, as their effect would have been anti-dilutive.

Note 4:  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	June 29, 2013	December 29, 2012
Commercial	$658	$534
U.S. Government contracts	370	314
	1,028	848
Allowance for doubtful accounts	(21)	(19)
Total	$1,007	$829

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $138 million at June 29, 2013 and $149 million at December 29, 2012.

Finance Receivables

Finance receivables by portfolio, which includes both finance receivables held for investment and finance receivables held for sale, are presented in the following table:

(In millions)	June 29, 2013	December 29, 2012
Captive	$1,408	$1,704
Non-captive	275	370
Total finance receivables	1,683	2,074
Less: Allowance for losses	67	84
Less: Finance receivables held for sale	106	140
Total finance receivables held for investment, net	$1,510	$1,850

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

A summary of finance receivables held for investment categorized based on the credit quality indicators discussed above is as follows:

	June 29, 2013				December 29, 2012
(In millions)	Performing	Watchlist	Nonaccrual	Total	Performing	Watchlist	Nonaccrual	Total
Captive	$1,211	$90	$107	$1,408	$1,476	$130	$98	$1,704
Non-captive*	152	—	17	169	185	—	45	230
Total	$1,363	$90	$124	$1,577	$1,661	$130	$143	$1,934
% of Total	86.4%	5.7%	7.9%		85.9%	6.7%	7.4%

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

Finance receivables held for investment by delinquency aging category are summarized in the table below:

	June 29, 2013					December 29, 2012
(In millions)	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total
Captive	$1,220	$126	$24	$38	$1,408	$1,531	$87	$55	$31	$1,704
Non-captive	166	—	—	3	169	226	—	1	3	230
Total	$1,386	$126	$24	$41	$1,577	$1,757	$87	$56	$34	$1,934

Accrual status loans greater than 90 days past due at June 29, 2013 were not significant.  We had no accrual status loans greater than 90 days past due at December 29, 2012.  At June 29, 2013 and December 29, 2012, 60+ days contractual delinquency as a percentage of finance receivables held for investment was 4.12% and 4.65%, respectively.

Loan Modifications

Troubled debt restructurings occur when we have either modified the contract terms of finance receivables held for investment for borrowers experiencing financial difficulties or accepted a transfer of assets in full or partial satisfaction of the loan balance.  The types of modifications we typically make include extensions of the original maturity date of the contract, delays in the timing of required principal payments, deferrals of interest payments, advances to protect the value of our collateral and principal reductions contingent on full repayment prior to the maturity date.  The changes effected by modifications made during the first half of 2013 and 2012 to finance receivables held for investment were not material.

Impaired Loans

We evaluate individual finance receivables held for investment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios for impairment on a quarterly basis.  Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  There was no significant interest income recognized on impaired loans in the first half of 2013 or 2012.

A summary of impaired finance receivables, excluding leveraged leases, is provided below:

	Recorded Investment
(In millions)	Impaired Loans with No Related Allowance for Credit Losses	Impaired Loans with Related Allowance for Credit Losses	Total Impaired Loans	Unpaid Principal Balance	Allowance For Losses On Impaired Loans	Average Recorded Investment
June 29, 2013
Captive	$67	$71	$138	$144	$18	$134
Non-captive*	7	11	18	25	4	32
Total	$74	$82	$156	$169	$22	$166
December 29, 2012
Captive	$61	$66	$127	$128	$15	$121
Non-captive*	11	33	44	59	12	149
Total	$72	$99	$171	$187	$27	$270

*Non-captive impaired loans are primarily related to the Timeshare portfolio.

A summary of the allowance for losses on finance receivables that are evaluated on an individual and on a collective basis is provided below.  The finance receivables reported in this table specifically exclude $119 million and $122 million of leveraged leases at June 29, 2013 and December 29, 2012, in accordance with authoritative accounting standards.

	June 29, 2013				December 29, 2012
			Allowance	Allowance			Allowance	Allowance
	Finance		Based on	Based on	Finance		Based on	Based on
	Receivables Evaluated		Individual	Collective	Receivables Evaluated		Individual	Collective
(In millions)	Individually	Collectively	Evaluation	Evaluation	Individually	Collectively	Evaluation	Evaluation
Captive	$138	$1,270	$18	$44	$127	$1,577	$15	$55
Non-captive	18	32	4	1	44	64	12	2
Total	$156	$1,302	$22	$45	$171	$1,641	$27	$57

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

A rollforward of the allowance for losses on finance receivables held for investment is provided below:

(In millions)	Captive	Non-captive*	Total
For the six months ended June 29, 2013
Beginning balance	$70	$14	$84
Provision for losses	(5)	(11)	(16)
Charge-offs	(6)	(2)	(8)
Recoveries	3	4	7
Ending balance	$62	$5	$67
For the six months ended June 30, 2012
Beginning balance	$101	$55	$156
Provision for losses	—	(3)	(3)
Charge-offs	(26)	(14)	(40)
Recoveries	7	2	9
Ending balance	$82	$40	$122

*Non-captive allowance for losses is primarily related to the Timeshare portfolio.

Note 5:  Inventories

(In millions)	June 29, 2013	December 29, 2012
Finished goods	$1,398	$1,329
Work in process	2,613	2,247
Raw materials	473	437
	4,484	4,013
Progress/milestone payments	(1,281)	(1,301)
	$3,203	$2,712

Note 6: Debt

On May 1, 2013, our remaining convertible senior notes matured, and we paid the holders of the notes $215 million in settlement of the face value of the notes.  In addition, we issued 8.9 million shares of our common stock to converting holders in settlement of the excess of the conversion value over the face value of the notes; however, after giving effect to the exercise of the related call options and warrants discussed below, the incremental share settlement in excess of the face value of the notes resulted in a 7.4 million net share issuance.

Concurrently with the pricing of the convertible notes in May 2009, we entered into transactions with two counterparties, pursuant to which we purchased from the counterparties call options to acquire our common stock and sold to the counterparties warrants to purchase our common stock.   The call options settled on May 1, 2013, while the warrants settled daily over a 45-day period beginning on February 27, 2013.  We acquired 8.9 million shares of our common stock upon the settlement of the call options and issued an aggregate of 7.4 million shares of our common stock in connection with the settlement of the warrants during the first half of 2013.  The settlement of the call options and warrants resulted in a $39 million net increase in treasury stock during the first half of 2013.

As disclosed in Note 8 of our 2012 Form 10-K, we previously entered into capped call transactions with the counterparties that covered an aggregate of 28.7 million shares of our common stock as of the end of 2012.  The capped calls had a strike price of $13.125 per share and a cap price of $15.75 per share, which entitled us to receive the per share value of our stock price in excess of $13.125 up to a maximum stock price of $15.75 at the expiration date.  Upon expiration of the capped calls, the market price of our common stock exceeded the maximum stock price, and we received $75 million in cash from the counterparties.

Note 7:  Accrued Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years.  Changes in our warranty and product maintenance liabilities are as follows:

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Accrual at the beginning of period	$222	$224
Provision	132	124
Settlements	(137)	(123)
Adjustments to prior accrual estimates	—	(4)
Accrual at the end of period	$217	$221

Note 8:  Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Foreign Currency Translation Adjustment	Pension Adjustments	Deferred Gains/Losses on Hedge Contracts	Accumulated Other Comprehensive Loss
For the six months ended June 29, 2013
Beginning balance	$81	$(1,857)	$6	$(1,770)
Other comprehensive income before reclassifications	(9)	—	(11)	(20)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	63	(2)	61
Other comprehensive income	(9)	63	(13)	41
Ending balance	$72	$(1,794)	$(7)	$(1,729)
For the six months ended June 30, 2012
Beginning balance	$79	$(1,711)	$7	$(1,625)
Other comprehensive income before reclassifications	(13)	—	6	(7)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	42	(9)	33
Other comprehensive income	(13)	42	(3)	26
Ending balance	$66	$(1,669)	$4	$(1,599)

The before and after-tax components of Other Comprehensive Income are presented below:

(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
For the three months ended June 29, 2013
Pension adjustments:
Amortization of net actuarial loss*	$47	$(16)	$31
Amortization of prior service cost*	1	(1)	—
Pension adjustments, net	48	(17)	31
Deferred gains/losses on hedge contracts:
Current deferrals	(8)	2	(6)
Reclassification adjustments	(1)	1	—
Deferred gains/losses on hedge contracts, net	(9)	3	(6)
Foreign currency translation adjustment	—	1	1
Total	$39	$(13)	$26
For the three months ended June 30, 2012
Pension adjustments:
Amortization of net actuarial loss*	$31	$(11)	$20
Amortization of prior service cost*	1	—	1
Pension adjustments, net	32	(11)	21
Deferred gains/losses on hedge contracts:
Current deferrals	(1)	1	—
Reclassification adjustments	(4)	1	(3)
Deferred gains/losses on hedge contracts, net	(5)	2	(3)
Foreign currency translation adjustment	(7)	(9)	(16)
Total	$20	$(18)	$2
For the six months ended June 29, 2013
Pension adjustments:
Amortization of net actuarial loss*	$95	$(33)	$62
Amortization of prior service cost*	2	(1)	1
Pension adjustments, net	97	(34)	63
Deferred gains/losses on hedge contracts:
Current deferrals	(14)	3	(11)
Reclassification adjustments	(3)	1	(2)
Deferred gains/losses on hedge contracts, net	(17)	4	(13)
Foreign currency translation adjustment	(2)	(7)	(9)
Total	$78	$(37)	$41
For the six months ended June 30, 2012
Pension adjustments:
Amortization of net actuarial loss*	$62	$(22)	$40
Amortization of prior service cost*	2	—	2
Pension adjustments, net	64	(22)	42
Deferred gains/losses on hedge contracts:
Current deferrals	7	(1)	6
Reclassification adjustments	(12)	3	(9)
Deferred gains/losses on hedge contracts, net	(5)	2	(3)
Foreign currency translation adjustment	(10)	(3)	(13)
Total	$49	$(23)	$26

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

Note 10: Derivative Instruments and Fair Value Measurements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The assets and liabilities that are recorded at fair value on a recurring basis consist primarily of our derivative financial instruments, which are categorized as Level 2 in the fair value hierarchy. The fair value amounts of these instruments that are designated as hedging instruments are provided below:

			Asset (Liability)
(In millions)	Borrowing Group	Balance Sheet Location	June 29, 2013	December 29, 2012
Assets
Interest rate exchange contracts*	Finance	Other assets	$3	$8
Foreign currency exchange contracts	Manufacturing	Other current assets	1	9
Total			$4	$17
Liabilities
Interest rate exchange contracts*	Finance	Other liabilities	$(6)	$(8)
Foreign currency exchange contracts	Manufacturing	Accrued liabilities	(13)	(5)
Total			$(19)	$(13)

*Interest rate exchange contracts represent fair value hedges.

The Finance group’s interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared with a standard AA-rated counterparty; however, this had no significant impact on the valuation at June 29, 2013.  At June 29, 2013 and December 29, 2012, we had interest rate exchange contracts with notional amounts upon which the contracts were based of $299 million and $671 million, respectively.

Foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At June 29, 2013 and December 29, 2012, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $599 million and $664 million, respectively.

Fair Value Hedges

Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates.  By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows.  The amount of ineffectiveness on our fair value hedges and the gain (loss) recorded in the Consolidated Statements of Operations were insignificant in both the first half of 2013 and 2012.

Cash Flow Hedges

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities in the normal course of business.  We primarily utilize forward exchange contracts and purchased options with maturities of no more than three years that qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At June 29, 2013, we had a net deferred loss of $7 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on these cash flow hedges, including gains and losses related to hedge ineffectiveness, were not material in three and six months ended June 29, 2013 and June 30, 2012.  We do not expect the amount of gains and losses in Accumulated other comprehensive loss that will be reclassified to earnings in the next twelve months to be material.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies.  To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges.  If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings.  Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustment account within other comprehensive income, produced a $12 million after-tax gain for the first half of 2013, resulting in an accumulated net gain balance of $16 million at June 29, 2013.  The ineffective portion of these hedges was insignificant.

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended June 29, 2013 and December 29, 2012, certain assets in the Finance group were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  The table below sets forth the balance of those assets at the end of the period in which a fair value adjustment was taken.

(In millions)	June 29, 2013	December 29, 2012
Finance receivables held for sale	$106	$140
Impaired finance receivables	60	72
Other assets	50	76

The following table represents the fair value adjustments recorded for each asset class measured at fair value on a non-recurring basis during the three and six months ended June 29, 2013 and June 30, 2012.

	Gain (Loss)
	Three Months Ended		Six Months Ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Finance receivables held for sale	$5	$20	$17	$44
Impaired finance receivables	(2)	(1)	(5)	(7)
Other assets	(1)	(16)	(5)	(32)

Finance receivables held for sale — Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value.  There are no active, quoted market prices for these finance receivables.  At June 29, 2013, our finance receivables held for sale included the Golf Mortgage portfolio.  Fair value of this portfolio was determined based on the use of discounted cash flow models to estimate the price we expect to receive in the principal market for each pool of similar loans, in an orderly transaction.  The cash flow models include the use of qualitative assumptions regarding the borrower’s ability to pay and the period of time that will likely be required to restructure and/or exit the account through acquisition of the underlying collateral, as well as quantitative assumptions, including discount rates and revenue and earnings multiples, which are used to estimate the value of the underlying collateral.  Changes in the borrower’s ability to pay or the period of time required to restructure and/or exit accounts may significantly increase or decrease the fair value of these finance receivables, and, to a lesser extent, fluctuations in discount rates and/or revenue and earnings multiples could also change the fair value of these finance receivables.  The gains on finance receivables held for sale during the three and six months ended June 29, 2013 and June 30, 2012 were primarily the result of the payoff of loans in amounts, and sale of loans at prices, in excess of the values established in previous periods.

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

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	June 29, 2013		December 29, 2012
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(1,835)	$(2,016)	$(2,225)	$(2,636)
Finance group
Finance receivables held for investment, excluding leases	1,300	1,293	1,625	1,653
Debt	(1,331)	(1,330)	(1,686)	(1,678)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions or Level 2 inputs.  At June 29, 2013 and December 29, 2012, approximately 28% and 46%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions (Level 1).  The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). Fair value estimates for finance receivables held for investment were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 11:  Income Tax Expense

Income tax expense equated to an effective income tax rate of 30.1% and 25.2% in the second quarter and first half of 2013, respectively, compared with the U.S. federal statutory income tax rate of 35%. In the second quarter of 2013, the difference between the effective income tax rate and the statutory income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates. In the first half of 2013, the difference between the effective income tax rate and the statutory income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates and a favorable impact of five percentage points, resulting from the retroactive reinstatement and extension of the Federal Research and Development Tax Credit as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013, which primarily impacted the first quarter of 2013.

For the three and six months ended June 30, 2012, the difference between the federal statutory income tax rate and the effective income tax rate was not significant.

Note 12:  Segment Information

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

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
REVENUES
Manufacturing Group
Cessna	$560	$763	$1,268	$1,432
Bell	1,025	1,056	1,974	2,050
Textron Systems	422	389	851	766
Industrial	801	756	1,528	1,511
	2,808	2,964	5,621	5,759
Finance Group	31	55	73	116
Total revenues	$2,839	$3,019	$5,694	$5,875
SEGMENT OPERATING PROFIT
Manufacturing Group
Cessna	$(50)	$35	$(58)	$29
Bell	135	152	264	297
Textron Systems	34	40	72	75
Industrial	79	61	136	134
	198	288	414	535
Finance Group	15	22	34	34
Segment profit	213	310	448	569
Corporate expenses and other, net	(20)	(20)	(75)	(67)
Interest expense, net for Manufacturing group	(30)	(35)	(67)	(70)
Income from continuing operations before income taxes	$163	$255	$306	$432

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues	$2,839	$3,019	$5,694	$5,875
% change compared with prior period	(6)%		(3)%
Operating expenses	$2,634	$2,711	$5,295	$5,335
% change compared with prior period	(3)%		(1)%
Cost of sales	$2,338	$2,435	$4,720	$4,747
% change compared with prior period	(4)%		(1)%
Gross margin percentage of Manufacturing revenues	16.7%	17.8%	16.0%	17.6%
Selling and administrative expenses	$296	$276	$575	$588
% change compared with prior period	7%		(2)%

Revenues decreased $180 million, 6%, in the second quarter of 2013, compared with the corresponding period of 2012, as revenue decreases in the Cessna, Bell and Finance segments were partially offset by higher revenues in the Industrial and Textron Systems segments.  The net revenue decrease included the following factors:

•                  Lower Cessna revenues of $203 million, primarily due to lower Citation jet volume of $227 million and CitationAir volume of $32 million.

•                  Lower Bell revenues of $31 million, largely due to $72 million in lower commercial volume, primarily reflecting lower deliveries and unfavorable mix of aircraft, partially offset by $36 million in higher volume in our military programs, primarily reflecting higher aftermarket and development program volume.

•                  Lower Finance revenues of $24 million, primarily attributable to lower average finance receivables and lower portfolio gains, net of losses associated with the Structured Capital portfolio.

•                  Higher Industrial segment revenues of $45 million, largely due to higher volume of $33 million, primarily in the Golf, Turf Care and Light Transportation Vehicle and the Fuel Systems and Functional Components product lines, both reflecting higher market demand, and $12 million from acquisitions.

•                  Higher Textron Systems revenues of $33 million, primarily due to higher volume in the Unmanned Aircraft Systems (UAS) and Weapons and Sensors product lines.

Revenues decreased $181 million, 3%, in the first half of 2013, compared with the corresponding period of 2012, as revenue decreases in the Cessna, Bell and Finance segments were partially offset by higher revenues in the Textron Systems and Industrial segments.  The net revenue decrease included the following factors:

•                  Lower Cessna revenues of $164 million, primarily due to lower Citation jet volume of $255 million and CitationAir volume of $57 million, partially offset by higher pre-owned aircraft volume of $87 million.

•                  Lower Bell revenues of $76 million, largely due to $63 million in lower commercial volume, primarily reflecting an unfavorable mix of aircraft that offset higher deliveries, and $23 million in lower volume in our military programs, primarily reflecting lower V-22 and H-1 aircraft deliveries.

•                  Lower Finance revenues of $43 million, primarily attributable to lower average finance receivables.

•                  Higher Textron Systems revenues of $85 million, largely due to higher volume in the UAS and Weapons and Sensors product lines.

•                  Higher Industrial segment revenues of $17 million, primarily due to the impact of acquisitions.

Cost of Sales and Selling and Administrative Expense

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses.  Changes in operating expenses are more fully discussed in our Segment Analysis below.

Cost of sales as a percentage of manufacturing revenues was 83.3% and 82.2% in the second quarter of 2013 and 2012, respectively, and was 84.0% and 82.4% in the first half of 2013 and 2012, respectively.  On a dollar basis, consolidated manufacturing cost of sales decreased $97 million, 4%, in the second quarter of 2013, and $27 million, 1%, in the first half of 2013, compared with the corresponding periods of 2012, principally due to lower volume in the Cessna and Bell segments, partially offset by higher volume in the Textron Systems and Industrial segments.  In the second quarter of 2013, gross margin as a percentage of Manufacturing revenues decreased largely reflecting lower Citation jet volume at Cessna.  In the first half of 2013, gross margin as a percentage of Manufacturing revenues decreased primarily as a result of higher pre-owned aircraft volume and lower Citation jet volume at Cessna.

Selling and administrative expense increased $20 million, 7%, to $296 million in the second quarter of 2013, compared with the corresponding period of 2012, largely due to $28 million in severance costs incurred at Cessna in the second quarter of 2013, partially offset by lower commission expense of $9 million, reflecting lower Citation jet volume at Cessna.

Selling and administrative expense decreased $13 million, 2%, in the first half of 2013, compared with the corresponding period of 2012, primarily due to a reduction in administrative expense of $16 million and lower provision for loan losses of $13 million at the Finance segment, both primarily associated with the non-captive business, and lower commission expense of $13 million, largely reflecting lower Citation jet volume at Cessna.  These decreases were partially offset by $28 million in severance costs incurred at Cessna in the second quarter of 2013.

Income Taxes

Income tax expense equated to an effective income tax rate of 30.1% and 25.2% in the second quarter and first half of 2013, respectively, compared with the U.S. federal statutory income tax rate of 35%.  In the second quarter of 2013, the difference between the effective income tax rate and the statutory income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates.  In the first half of 2013, the difference between the effective income tax rate and the statutory income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates and a favorable impact of five percentage points, resulting from the retroactive reinstatement and extension of the Federal Research and Development Tax Credit as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013, which primarily impacted the first quarter of 2013.

Backlog

(In millions)	June 29, 2013	December 29, 2012
Bell	$6,946	$7,469
Textron Systems	2,620	2,919
Cessna	1,011	1,062

Backlog decreased $523 million at Bell primarily due to deliveries on the V-22 and H-1 programs that exceeded new orders.  At Textron Systems, the $299 million reduction in backlog was largely due to deliveries in excess of orders.

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

Cessna

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues	$560	$763	$1,268	$1,432
Operating expenses	610	728	1,326	1,403
Segment (loss) profit	(50)	35	(58)	29
Profit margin	(8.9)%	4.6%	(4.6)%	2.0%

Cessna Revenues and Operating Expenses

The following factors contributed to the change in Cessna’s revenues for the periods:

(In millions)	Q2 2013 versus Q2 2012	YTD 2013 versus YTD 2012
Volume	$(222)	$(185)
Acquisitions	11	19
Other	8	2
Total change	$(203)	$(164)

In the second quarter of 2013, Cessna’s revenues decreased $203 million, 27%, compared with the corresponding period of 2012, primarily due to lower Citation jet volume of $227 million and lower CitationAir volume of $32 million, largely related to the downsizing of our fractional share business.  We delivered 20 Citation jets in the second quarter of 2013, compared with 49 jets in the corresponding period of 2012.  During the second quarter of 2013, the portion of Cessna’s revenues derived from aftermarket sales and services increased to 41% of Cessna’s revenues, compared with 26% in the second quarter of 2012, largely due to the lower Citation jet revenues.

In the first half of 2013, Cessna’s revenues decreased $164 million, 11%, compared with the corresponding period of 2012, primarily due to lower Citation jet volume of $255 million and lower CitationAir volume of $57 million, largely related to the downsizing of our fractional share business, partially offset by higher pre-owned aircraft volume of $87 million.  We delivered 52 and 87 Citation business jets in the first half of 2013 and 2012, respectively.  During the first half of 2013, the portion of Cessna’s revenues derived from aftermarket sales and services increased to 35% of Cessna’s revenues, compared with 28% in the first half of 2012, largely due to the lower Citation jet revenues.

In mid-April 2013, as a result of continued softness in the jet market, we decided to adjust our production schedule at Cessna. We expect jet deliveries will be down for the full year when compared to last year, reflecting lower expected deliveries in the light jet category.

Cessna’s operating expenses decreased $118 million, 16%, and $77 million, 5%, in the second quarter and first half of 2013, respectively, compared with the corresponding periods of 2012, primarily due to lower sales volume as discussed above, partially offset by $28 million in severance costs incurred in the second quarter of 2013 as described below.

Cessna Segment (Loss) Profit

The following factors contributed to the change in Cessna’s segment (loss) profit for the periods:

(In millions)	Q2 2013 versus Q2 2012	YTD 2013 versus YTD 2012
Volume	$(55)	$(45)
Severance costs	(28)	(28)
Other	(2)	(14)
Total change	$(85)	$(87)

Cessna’s segment profit decreased $85 million and $87 million in the second quarter and first half of 2013, respectively, compared with the corresponding periods of 2012, primarily due to the impact of lower sales volume as discussed above and $28 million in severance costs.

In March 2013, Cessna decided to initiate a voluntary separation program that was offered to qualifying salaried employees on April 2nd through the expiration date of April 12th.  Direct production employees were not eligible for this program, which was geared toward reducing indirect costs.  Subsequent to this action, we decided to adjust our production schedule, resulting in the reduction of certain direct production positions, and also initiated other cost reduction actions.  As a result of these actions, we incurred $28 million in severance costs in the second quarter of 2013.

Bell

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues
V-22 program	$415	$391	$776	$787
Other military	241	229	466	478
Commercial	369	436	732	785
Total revenues	1,025	1,056	1,974	2,050
Operating expenses	890	904	1,710	1,753
Segment profit	135	152	264	297
Profit margin	13.2%	14.4%	13.4%	14.5%

Bell manufactures helicopters, tiltrotor aircraft, and related spare parts and provides services for military and commercial markets.  Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.  During the second quarter of 2013, we signed the second multi-year V-22 contract for production and delivery of 99 units beginning in late 2014 with options for 23 additional aircraft.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q2 2013 versus Q2 2012	YTD 2013 versus YTD 2012
Volume	$(36)	$(86)
Other	5	10
Total change	$(31)	$(76)

Bell’s revenues decreased $31 million, 3%, in the second quarter of 2013, compared with the corresponding period of 2012, primarily due to lower volume, which included the following factors:

•                  $72 million decrease in commercial volume, primarily reflecting lower deliveries and unfavorable mix of aircraft.  Bell delivered 44 aircraft in the second quarter of 2013, compared with 47 aircraft in the second quarter of 2012.

•                  $24 million increase in volume related to the V-22 program, primarily due to higher aftermarket volume reflecting increased support of fielded aircraft.  Bell delivered 9 V-22 aircraft in both the second quarter of 2013 and 2012.

•                  $12 million increase in other military volume, primarily reflecting higher development program volume.  We delivered 6 H-1 aircraft in both the second quarter of 2013 and 2012, which was consistent with the contractual delivery schedule.

Bell’s revenues decreased $76 million, 4%, in the first half of 2013, compared with the corresponding period of 2012, primarily due to lower volume which included the following factors:

•                  $63 million decrease in commercial volume, primarily reflecting an unfavorable mix of commercial aircraft that offset higher deliveries and $24 million in lower aftermarket volume, in part resulting from shipping delays related to the conversion to a new enterprise resource planning system in the first quarter of 2013.  Bell delivered 84 aircraft in the first half of 2013, compared with 77 aircraft in the first half of 2012.

•                  $12 million decrease in other military volume, primarily reflecting lower H-1 deliveries.  We delivered 12 H-1 aircraft in the first half of 2013, which was consistent with the contractual delivery schedule, compared with 13 aircraft in the first half of 2012.

•                  $11 million decrease in volume related to the V-22 program, primarily reflecting lower aircraft deliveries. Bell delivered 18 V-22 aircraft in the first half of 2013, compared with 19 aircraft in the first half of 2012.

Bell’s operating expenses decreased $14 million, 2%, and $43 million, 2%, in the second quarter and first half of 2013, respectively, compared with the corresponding period of 2012, primarily due to lower sales volume as discussed above.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q2 2013 versus Q2 2012	YTD 2013 versus YTD 2012
Volume and mix	$(18)	$(35)
Other	1	2
Total change	$(17)	$(33)

Bell’s segment profit decreased $17 million, 11%, in the second quarter of 2013, compared with the second quarter of 2012, primarily due to a change in mix of commercial aircraft delivered during the period.

Bell’s segment profit decreased $33 million, 11%, in the first half of 2013, compared with the first half of 2012, primarily due to a change in mix of commercial aircraft delivered during the period and lower volume in our military programs, as described above.

Textron Systems

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues	$422	$389	$851	$766
Operating expenses	388	349	779	691
Segment profit	34	40	72	75
Profit margin	8.1%	10.3%	8.5%	9.8%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q2 2013 versus Q2 2012	YTD 2013 versus YTD 2012
Volume	$32	$83
Other	1	2
Total change	$33	$85

Revenues at Textron Systems increased $33 million, 8%, in the second quarter of 2013, compared with the second quarter of 2012, primarily due to higher product volume in the Weapons and Sensors product line of $28 million and higher product and service volume in the UAS product line of $26 million.

Revenues at Textron Systems increased $85 million, 11%, in the first half of 2013, compared with the first half of 2012, primarily due to higher product and service volume in the UAS product line of $65 million and higher product volume in the Weapons and Sensors product line of $41 million.

Textron Systems’ operating expenses increased $39 million, 11%, and $88 million, 13%, in the second quarter and first half of 2013, respectively, compared with the corresponding period of 2012, primarily due to higher sales volume as discussed above.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q2 2013 versus Q2 2012	YTD 2013 versus YTD 2012
Volume and mix	$1	$(1)
Other	(7)	(2)
Total change	$(6)	$(3)

Segment profit at Textron Systems decreased $6 million, 15%, and $3 million, 4%, in the second quarter and first half of 2013, respectively, compared with the corresponding period of 2012.  Higher overall revenue volume in the segment did not have a significant impact on segment profit due to a higher proportion of lower margin service contract volume.

Industrial

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues:
Fuel Systems and Functional Components	$474	$468	$931	$960
Other Industrial	327	288	597	551
Total revenues	801	756	1,528	1,511
Operating expenses	722	695	1,392	1,377
Segment profit	79	61	136	134
Profit margin	9.9%	8.1%	8.9%	8.9%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q2 2013 versus Q2 2012	YTD 2013 versus YTD 2012
Volume	$33	$5
Acquisitions	12	17
Other	—	(5)
Total change	$45	$17

Industrial segment revenues increased $45 million, 6%, in the second quarter of 2013, compared with the corresponding period of 2012, largely due to higher volume of $33 million reflecting higher market demand, primarily in the Golf, Turf Care and Light Transportation Vehicle product line and in the North America market for the Fuel Systems and Functional Components product line.  Revenues in the second quarter of 2013 also included $12 million from acquisitions.

Industrial segment revenues increased $17 million, 1%, in the first half of 2013, compared with the corresponding period of 2012, largely due to acquisitions.  Revenues were also impacted by higher volume of $17 million in the Other Industrial product lines, largely related to higher market demand in the Golf, Turf Care and Light Transportation Vehicle product line, partially offset by lower volume of $12 million in the Fuel Systems and Functional Components product line.  The lower volume in the Fuel Systems and Functional Components product line was primarily due to lower automotive market demand in Europe and Asia, partially offset by higher demand in North America.

Operating expenses for the Industrial segment increased $27 million, 4%, in the second quarter of 2013, largely due to higher direct material costs resulting from greater sales volume and a $10 million impact from acquisitions, partially offset by improved performance of $12 million, largely reflecting cost efficiencies realized in the Fuel Systems and Functional Components product line.

Operating expenses for the Industrial segment increased $15 million, 1%, in the first half of 2013, largely due to cost inflation of $15 million, primarily due to higher commodity and material component costs and increased compensation and benefits expense, and a $15 million impact from acquisitions, partially offset by improved performance of $14 million, largely reflecting cost efficiencies realized in the Fuel Systems and Functional Components product line.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q2 2013 versus Q2 2012	YTD 2013 versus YTD 2012
Performance	$12	$14
Volume	7	(5)
Inflation, net of pricing	(4)	(11)
Other	3	4
Total change	$18	$2

Segment profit for the Industrial segment increased $18 million, 30%, in the second quarter of 2013, compared with the second quarter of 2012, primarily due to improved performance of $12 million, largely reflecting cost efficiencies realized in the Fuel Systems and Functional Components product line and higher volume as described above.

Segment profit for the Industrial segment increased $2 million, 1%, in the first half of 2013, compared with the first half of 2012, primarily due to improved performance of $14 million, largely reflecting cost efficiencies realized in the Fuel Systems and Functional Components product line, partially offset by cost inflation, net of pricing of $11 million, primarily due to higher commodity and material component costs and increased compensation and benefit expense.

Finance

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues	$31	$55	$73	$116
Segment profit	15	22	34	34

Finance segment revenues decreased $24 million and $43 million in the second quarter and first half of 2013, respectively, compared with the corresponding period of 2012, primarily attributable to a $13 million and $26 million unfavorable impact from lower average finance receivables of $933 million and $962 million, respectively.  Revenues in the second quarter of 2013 were also impacted by $11 million of lower portfolio gains, net of losses, associated with the Structured Capital portfolio.  Revenues during the first half of 2013 were also lower due to a $9 million impact from the resolution of a Timeshare account that returned to accrual status in 2012.

Finance segment profit decreased $7 million in the second quarter of 2013, compared with the corresponding period of 2012, primarily resulting from $11 million of lower portfolio gains, net of losses in the Structured Capital portfolio and a $6 million unfavorable impact from lower average finance receivables.  These decreases were partially offset by lower administrative expenses of $7 million, largely related to a reduction in compensation and benefit expense in connection with the exit of the non-captive business.

Finance segment profit was unchanged in the first half of 2013, compared with the corresponding period of 2012.  Lower administrative expenses of $16 million and lower provision for loan losses of $13 million, primarily associated with the non-captive business, were mostly offset by a $14 million unfavorable impact from lower average finance receivables and the resolution of a Timeshare account in 2012 as discussed above.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment. The credit performance statistics below do not include finance receivables held for sale.

(Dollars in millions)	June 29, 2013	December 29, 2012
Finance receivables	$1,577	$1,934
Nonaccrual finance receivables	124	143
Allowance for losses	67	84
Ratio of nonaccrual finance receivables to finance receivables	7.86%	7.39%
Ratio of allowance for losses on impaired nonaccrual finance receivables to impaired nonaccrual finance receivables	18.36%	21.24%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables	54.03%	58.74%
Ratio of allowance for losses on finance receivables to finance receivables	4.25%	4.34%
60+ days contractual delinquency as a percentage of finance receivables	4.12%	4.65%
60+ days contractual delinquency	$65	$90
Repossessed assets and properties	76	81

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	June 29, 2013	December 29, 2012
Manufacturing group
Cash and equivalents	$459	$1,378
Debt	2,278	2,301
Shareholders’ equity	3,380	2,991
Capital (debt plus shareholders’ equity)	5,658	5,292
Net debt (net of cash and equivalents) to capital	35%	24%
Debt to capital	40%	44%
Finance group
Cash and equivalents	$112	$35
Debt	1,331	1,686

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

Textron has a senior unsecured revolving credit facility that expires in March 2015 for an aggregate principal amount of $1.0 billion, up to $200 million of which is available for the issuance of letters of credit.  At June 29, 2013, there were no amounts borrowed against the facility.  We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Operating activities	$(742)	$81
Investing activities	(226)	(156)
Financing activities	66	106

Cash flows from operating activities decreased $823 million during the first half of 2013, compared with the corresponding period of 2012, largely due to working capital requirements as well as $61 million of lower income from continuing operations and $46 million of lower net dividends from the Finance group.  A significant factor contributing to the change in working capital was the use of approximately $240 million more in cash to fund inventory growth at Bell.  This change in inventory growth between the periods largely reflects an increase in spares, production stock and commercial inventories of approximately $140 million and a buildup of costs in excess of billings on military contracts of approximately $100 million, which were both in support of future military and commercial deliveries and, to a lesser extent, as a result of the conversion to a new enterprise resource planning system in the first quarter of 2013.  In addition, the working capital change included a $203 million decrease in cash flows resulting from changes in net taxes received/paid between the periods.  Net tax payments were $134 million in the first half of 2013, while net tax refunds were $69 million in the first half of 2012.

We expect the working capital increase to reverse during the second half of the year resulting in positive cash flows from operating activities for the full year as we deliver higher volumes at Bell and as we certify our new models and deliver higher volumes at Cessna.

Investing cash flows in the first half of 2013 and 2012 primarily included capital expenditures of $190 million and $158 million, respectively.  Cash flows from investing activities also included $53 million of cash used in acquisitions in the first half of 2013.

In the first half of 2013, financing activities primarily consisted of the repayment of $527 million of outstanding debt, including the settlement of our convertible notes, which was partially offset by proceeds from long-term debt and the issuance of commercial paper.  In the second quarter of 2013, we entered into a $150 million variable-rate term loan agreement maturing in May 2016.  We began to issue commercial paper for our short-term financing needs in the first half of 2013 and ended the period with $366 million outstanding.  We generated cash from financing activities in the first half of 2012, largely due to the receipt of $245 million from the Finance group in payment of a portion of its intergroup borrowing, partially offset by the repayment of $141 million of outstanding debt.

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

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Dividends paid by TFC to Textron	$30	$315
Capital contributions paid to TFC under Support Agreement	—	(240)

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

Finance Group Cash Flows

The cash flows from continuing operations for the Finance group are summarized below:

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Operating activities	$8	$(96)
Investing activities	459	580
Financing activities	(390)	(485)

The Finance group generated cash from operating activities in the first half of 2013, primarily due to changes in net taxes received/paid.  Net tax refunds were $9 million in the first half of 2013, while net tax payments were $112 million in the first half of 2012.  Net tax payments in 2012 were primarily attributable to a settlement related to the Internal Revenue Service’s challenge of tax deductions claimed in prior years for certain leveraged lease transactions.

Cash flows from investing activities primarily included collections on finance receivables and proceeds from sales of finance receivables and other finance assets totaling $499 million and $665 million in the first half of 2013 and 2012, respectively, partially offset by finance receivable originations of $78 million and $114 million in the first half of 2013 and 2012, respectively.

Cash used for financing activities in the first half of 2013 largely related to the repayment of $613 million of long-term and nonrecourse debt, compared with $254 million in the first half of 2012.  The payments in the first half of 2013 were partially offset by $252 million in proceeds from long-term debt.  In the second quarter of 2013, we borrowed $200 million under a variable-rate term loan agreement maturing in May 2016.  Cash used for financing activities in the first half of 2012 also included a $245 million payment to the Manufacturing group in payment of a portion of its intergroup borrowings.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Operating activities	$(462)	$28
Investing activities	(68)	306
Financing activities	(295)	(304)

Cash flows from operating activities decreased $490 million during the first half of 2013, compared with the corresponding period of 2012, largely due to working capital requirements and $64 million of lower income from continuing operations.  A significant factor contributing to the change in working capital was the use of approximately $240 million more in cash to fund inventory growth at Bell.  This change in inventory growth between the periods largely reflects an increase in spares, production stock and commercial inventories of approximately $140 million and the buildup of costs in excess of billings on military contracts of approximately $100 million, which were both in support of future military and commercial deliveries and, to a lesser extent, in connection with the conversion to a new enterprise resource planning system in the first quarter of 2013.  In addition, the working capital change included an $82 million decrease in cash flows resulting from changes in net taxes received/paid between the periods.  Net tax payments were $125 million and $43 million in the first half of 2013 and 2012, respectively.

Cash flows from investing activities in the first half of 2013 and 2012 primarily included capital expenditures of $190 million and $158 million, respectively, and collections on finance receivables and proceeds from sales of finance receivables and other finance assets totaling $165 million and $453 million, respectively.  Cash flows from investing activities also included $53 million of cash used in acquisitions in the first half of 2013.

In the first half of 2013, financing activities primarily consisted of the repayment of $1.1 billion of outstanding debt, including the settlement of our convertible notes, partially offset by proceeds from long-term debt of $402 million and the issuance of commercial paper.  We began to issue commercial paper for our short-term financing needs in the first half of 2013 and ended the period with $366 million outstanding.  In the first half of 2012, cash from financing activities included the repayment of $395 million of outstanding debt.

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

Reclassification and elimination adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(58)	$(95)
Cash received from customers and sale of receivables and other finance assets	334	212
Other	25	1
Total reclassifications from investing activities	301	118
Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group	1	240
Dividends received by Manufacturing group from Finance group	(30)	(315)
Total reclassifications from financing activities	(29)	(75)
Total reclassifications and adjustments to cash flow from operating activities	$272	$43

Critical Accounting Estimates

The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are disclosed on pages 35 through 38 in our 2012 Annual Report on Form 10-K.  The following section provides an update of the year-end disclosure for long-term contracts to include program profit adjustments made during the first half of 2013 and 2012.

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

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Gross favorable	$9	$23	$18	$40
Gross unfavorable	(7)	(11)	(9)	(24)
Net adjustments	$2	$12	$9	$16

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

Item 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended June 29, 2013.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2012 Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.                            OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year:

On July 23, 2013 Textron’s Board of Directors approved an amendment to Section 3.02 of the Amended and Restated By-Laws of Textron Inc. increasing the age at which a person shall no longer be eligible to be elected as a director from 72 to 75 years old.  The amendment was effective immediately.

Item 6.                            EXHIBITS

3.2	Amended and Restated By-Laws of Textron Inc., effective April 28, 2010 and as further amended April 27, 2011 and July 23, 2013

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 24, 2013	/s/ Richard L. Yates
Richard L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

3.2	Amended and Restated By-Laws of Textron Inc., effective April 28, 2010 and as further amended April 27, 2011 and July 23, 2013

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.