Form 10-Q
period 2013-09-28
TEXTRON INC
filed 2013-10-24
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

As of October 11, 2013, there were 281,150,492 shares of common stock outstanding.

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues
Manufacturing revenues	$2,871	$2,936	$8,492	$8,695
Finance revenues	33	64	106	180
Total revenues	2,904	3,000	8,598	8,875
Costs and expenses
Cost of sales	2,473	2,475	7,193	7,222
Selling and administrative expense	245	264	820	852
Interest expense	41	52	134	160
Total costs and expenses	2,759	2,791	8,147	8,234
Income from continuing operations before income taxes	145	209	451	641
Income tax expense	47	67	124	206
Income from continuing operations	98	142	327	435
Income from discontinued operations, net of income taxes	1	9	4	6
Net income	$99	$151	$331	$441
Basic earnings per share
Continuing operations	$0.35	$0.51	$1.18	$1.55
Discontinued operations	—	0.03	0.01	0.02
Basic earnings per share	$0.35	$0.54	$1.19	$1.57
Diluted earnings per share
Continuing operations	$0.35	$0.48	$1.15	$1.47
Discontinued operations	—	0.03	0.01	0.02
Diluted earnings per share	$0.35	$0.51	$1.16	$1.49
Dividends per share
Common stock	$0.02	$0.02	$0.06	$0.06

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$99	$151	$331	$441
Other comprehensive income, net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	64	21	127	63
Deferred gains/losses on hedge contracts, net of reclassifications	2	8	(11)	5
Foreign currency translation adjustments	12	8	3	(5)
Other comprehensive income	78	37	119	63
Comprehensive income	$177	$188	$450	$504

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	September 28, 2013	December 29, 2012
Assets
Manufacturing group
Cash and equivalents	$444	$1,378
Accounts receivable, net	1,024	829
Inventories	3,220	2,712
Other current assets	501	470
Total current assets	5,189	5,389
Property, plant and equipment, less accumulated depreciation and amortization of $3,405 and $3,277	2,163	2,149
Goodwill	1,675	1,649
Other assets	1,499	1,524
Total Manufacturing group assets	10,526	10,711
Finance group
Cash and equivalents	193	35
Finance receivables held for investment, net	1,436	1,850
Finance receivables held for sale	91	140
Other assets	211	297
Total Finance group assets	1,931	2,322
Total assets	$12,457	$13,033
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt and short-term debt	$104	$535
Accounts payable	1,004	1,021
Accrued liabilities	1,775	1,956
Total current liabilities	2,883	3,512
Other liabilities	2,504	2,798
Long-term debt	1,916	1,766
Total Manufacturing group liabilities	7,303	8,076
Finance group
Other liabilities	296	280
Debt	1,278	1,686
Total Finance group liabilities	1,574	1,966
Total liabilities	8,877	10,042
Shareholders’ equity
Common stock	37	35
Capital surplus	1,372	1,177
Retained earnings	4,138	3,824
Accumulated other comprehensive loss	(1,651)	(1,770)
	3,896	3,266
Less cost of treasury shares	316	275
Total shareholders’ equity	3,580	2,991
Total liabilities and shareholders’ equity	$12,457	$13,033
Common shares outstanding (in thousands)	281,071	271,263

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 28, 2013 and September 29, 2012, respectively

	Consolidated
(In millions)	2013	2012
Cash flows from operating activities
Net income	$331	$441
Less: Income from discontinued operations	4	6
Income from continuing operations	327	435
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	285	277
Deferred income taxes	74	111
Other, net	38	61
Changes in assets and liabilities:
Accounts receivable, net	(178)	(56)
Inventories	(443)	(409)
Other assets	(51)	31
Accounts payable	(25)	108
Accrued and other liabilities	(276)	(312)
Income taxes, net	(96)	71
Pension, net	(17)	(57)
Captive finance receivables, net	257	148
Other operating activities, net	2	(6)
Net cash provided by (used in) operating activities of continuing operations	(103)	402
Net cash used in operating activities of discontinued operations	(5)	(5)
Net cash provided by (used in) operating activities	(108)	397
Cash flows from investing activities
Finance receivables repaid	157	478
Proceeds from sales of receivables and other finance assets	152	184
Capital expenditures	(300)	(314)
Net cash used in acquisitions	(53)	(8)
Other investing activities, net	13	(1)
Net cash provided by (used in) investing activities	(31)	339
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	(997)	(474)
Settlement of convertible debt	(215)	(2)
Proceeds from long-term debt	412	88
Increase in short-term debt	96	—
Proceeds from settlement of capped call	75	—
Dividends paid	(16)	(17)
Other financing activities, net	16	17
Net cash used in financing activities	(629)	(388)
Effect of exchange rate changes on cash and equivalents	(8)	5
Net increase (decrease) in cash and equivalents	(776)	353
Cash and equivalents at beginning of period	1,413	885
Cash and equivalents at end of period	$637	$1,238

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Nine Months Ended September 28, 2013 and September 29, 2012, respectively

	Manufacturing Group		Finance Group
(In millions)	2013	2012	2013	2012
Cash flows from operating activities
Net income	$300	$400	$31	$41
Less: Income from discontinued operations	4	6	—	—
Income from continuing operations	296	394	31	41
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance Group	30	345	—	—
Capital contribution paid to Finance Group	(1)	(240)	—	—
Non-cash items:
Depreciation and amortization	271	257	14	20
Deferred income taxes	29	93	45	18
Other, net	69	73	(31)	(12)
Changes in assets and liabilities:
Accounts receivable, net	(178)	(56)	—	—
Inventories	(459)	(419)	—	—
Other assets	(40)	36	(11)	(5)
Accounts payable	(25)	108	—	—
Accrued and other liabilities	(262)	(284)	(24)	(28)
Income taxes, net	(101)	153	5	(82)
Pension, net	(12)	(57)	(5)	—
Other operating activities, net	2	(6)	—	—
Net cash provided by (used in) operating activities of continuing operations	(381)	397	24	(48)
Net cash used in operating activities of discontinued operations	(5)	(5)	—	—
Net cash provided by (used in) operating activities	(386)	392	24	(48)
Cash flows from investing activities
Finance receivables repaid	—	—	558	798
Proceeds from sales of receivables and other finance assets	—	—	152	184
Finance receivables originated or purchased	—	—	(164)	(194)
Capital expenditures	(300)	(314)	—	—
Net cash used in acquisitions	(53)	(8)	—	—
Other investing activities, net	19	9	40	22
Net cash provided by (used in) investing activities	(334)	(313)	586	810
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	(312)	(139)	(685)	(335)
Settlement of convertible debt	(215)	(2)	—	—
Proceeds from long-term debt	150	—	262	88
Increase in short-term debt	96	—	—	—
Proceeds from settlement of capped call	75	—	—	—
Intergroup financing	—	418	—	(418)
Capital contributions paid to Finance group	—	—	1	240
Dividends paid	(16)	(17)	(30)	(345)
Other financing activities, net	16	17	—	—
Net cash provided by (used in) financing activities	(206)	277	(452)	(770)
Effect of exchange rate changes on cash and equivalents	(8)	5	—	—
Net increase (decrease) in cash and equivalents	(934)	361	158	(8)
Cash and equivalents at beginning of period	1,378	871	35	14
Cash and equivalents at end of period	$444	$1,232	$193	$6

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

During 2013 and 2012, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  The changes in estimates included in income from continuing operations before income taxes in the third quarter of 2013 and 2012 were $4 million and $(6) million, respectively, ($2 million and $(4) million after tax, or $0.01 and $(0.02) per diluted share, respectively).  For the third quarter of 2013 and 2012, the gross favorable program profit adjustments totaled $12 million and $12 million, respectively, and the gross unfavorable program profit adjustments totaled $8 million and $18 million, respectively.

The changes in estimates increased income from continuing operations before income taxes in the first nine months of 2013 and 2012 by $13 million and $10 million, ($8 million and $6 million after tax, or $0.03 and $0.02 per diluted share, respectively).  For the first nine months of 2013 and 2012, the gross favorable program profit adjustments totaled $30 million and $52 million, respectively, and the gross unfavorable program profit adjustments totaled $17 million and $42 million, respectively.

Note 2.  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Three Months Ended
Service cost	$33	$30	$1	$2
Interest cost	72	77	5	6
Expected return on plan assets	(104)	(102)	—	—
Amortization of prior service cost (credit)	4	4	(6)	(3)
Amortization of net actuarial loss	46	29	2	2
Net periodic benefit cost	$51	$38	$2	$7
Nine Months Ended
Service cost	$100	$89	$5	$5
Interest cost	218	229	15	19
Expected return on plan assets	(314)	(305)	—	—
Amortization of prior service cost (credit)	11	12	(11)	(9)
Amortization of net actuarial loss	138	88	5	5
Net periodic benefit cost	$153	$113	$14	$20

Retirement Plan Amendment

During the third quarter of 2013, we amended one of our postretirement benefit plans which triggered a re-measurement of the plan’s projected benefit obligation. The discount rate for this plan was increased to 4.50% from 3.75%, while other assumptions remained consistent with year-end assumptions. As a result of the amendment and the revised discount rate, we recorded a reduction in unrealized losses and prior service cost of $55 million through other comprehensive income in the third quarter of 2013.

Note 3.  Earnings Per Share

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Basic weighted-average shares outstanding	281,525	281,813	278,296	280,983
Dilutive effect of: Convertible notes and warrants	—	14,763	6,226	14,219
Stock options and restricted stock units	185	344	221	495
Diluted weighted-average shares outstanding	281,710	296,920	284,743	295,697

Stock options to purchase 6 million and 5 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for the three and nine months ended September 28, 2013, respectively, as their effect would have been anti-dilutive.  Stock options to purchase 5 million and 7 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for the three and nine months ended September 29, 2012, respectively. The effect of these securities would have been anti-dilutive.

Note 4.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	September 28, 2013	December 29, 2012
Commercial	$ 708	$ 534
U.S. Government contracts	340	314
	1,048	848
Allowance for doubtful accounts	(24)	(19)
Total	$ 1,024	$ 829

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $136 million at September 28, 2013 and $149 million at December 29, 2012.

Finance Receivables

Finance receivables by portfolio, which includes both finance receivables held for investment and finance receivables held for sale, are presented in the following table:

(In millions)	September 28, 2013	December 29, 2012
Captive	$ 1,379	$ 1,704
Non-captive	210	370
Total finance receivables	1,589	2,074
Less: Allowance for losses	62	84
Less: Finance receivables held for sale	91	140
Total finance receivables held for investment, net	$ 1,436	$ 1,850

In the third quarter of 2013, we determined that we no longer had the intent to hold the remaining non-captive loan portfolio for the foreseeable future and, accordingly, transferred $34 million of the remaining non-captive loans, net of a $1 million allowance for losses, from the held for investment classification to the held for sale classification.

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

A summary of finance receivables held for investment categorized based on the credit quality indicators discussed above is as follows:

	September 28, 2013				December 29, 2012
(In millions)	Performing	Watchlist	Nonaccrual	Total	Performing	Watchlist	Nonaccrual	Total
Captive	$ 1,173	$ 101	$ 105	$ 1,379	$ 1,476	$ 130	$ 98	$ 1,704
Non-captive	119	—	—	119	185	—	45	230
Total	$ 1,292	$ 101	$ 105	$ 1,498	$ 1,661	$ 130	$ 143	$ 1,934
% of Total	86.3%	6.7%	7.0%		85.9%	6.7%	7.4%

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

Finance receivables held for investment by delinquency aging category are summarized in the table below:

	September 28, 2013					December 29, 2012
(In millions)	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total	Less Than 31 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total
Captive	$ 1,206	$ 85	$ 62	$ 26	$ 1,379	$ 1,531	$ 87	$ 55	$ 31	$ 1,704
Non-captive	119	—	—	—	119	226	—	1	3	230
Total	$ 1,325	$ 85	$ 62	$ 26	$ 1,498	$ 1,757	$ 87	$ 56	$ 34	$ 1,934

We had no accrual status loans greater than 90 days past due at September 28, 2013 or December 29, 2012.  At September 28, 2013 and December 29, 2012, 60+ days contractual delinquency as a percentage of finance receivables held for investment was 5.87% and 4.65%, respectively.

Loan Modifications

Troubled debt restructurings occur when we have either modified the contract terms of finance receivables held for investment for borrowers experiencing financial difficulties or accepted a transfer of assets in full or partial satisfaction of the loan balance.  The types of modifications we typically make include extensions of the original maturity date of the contract, delays in the timing of required principal payments, deferrals of interest payments, advances to protect the value of our collateral and principal reductions contingent on full repayment prior to the maturity date.  The changes effected by modifications made during the first nine months of 2013 and 2012 to finance receivables held for investment were not material.

Impaired Loans

We evaluate individual finance receivables held for investment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios for impairment on a quarterly basis.  Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  Interest income recognized on impaired loans was not significant in the first nine months of 2013 or 2012.

A summary of impaired finance receivables, excluding leveraged leases, is provided below:

	Recorded Investment
(In millions)	Impaired Loans with No Related Allowance for Credit Losses	Impaired Loans with Related Allowance for Credit Losses	Total Impaired Loans	Unpaid Principal Balance	Allowance For Losses On Impaired Loans	Average Recorded Investment
September 28, 2013
Captive	$64	$76	$140	$143	$21	$135
Non-captive	—	—	—	—	—	24
Total	$64	$76	$140	$143	$21	$159
December 29, 2012
Captive	$61	$66	$127	$128	$15	$121
Non-captive	11	33	44	59	12	149
Total	$72	$99	$171	$187	$27	$270

A summary of the allowance for losses on finance receivables that are evaluated on an individual and on a collective basis is provided below.  The finance receivables reported in this table specifically exclude $119 million and $122 million of leveraged leases at September 28, 2013 and December 29, 2012, respectively, in accordance with authoritative accounting standards.

	September 28, 2013				December 29, 2012
	Finance Receivables Evaluated		Allowance Based on Individual	Allowance Based on Collective	Finance Receivables Evaluated		Allowance Based on Individual	Allowance Based on Collective
(In millions)	Individually	Collectively	Evaluation	Evaluation	Individually	Collectively	Evaluation	Evaluation
Captive	$ 140	$ 1,239	$ 21	$ 41	$ 127	$ 1,577	$ 15	$ 55
Non-captive	—	—	—	—	44	64	12	2
Total	$ 140	$ 1,239	$ 21	$ 41	$ 171	$ 1,641	$ 27	$ 57

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

A rollforward of the allowance for losses on finance receivables held for investment is provided below:

(In millions)	Captive	Non-captive	Total
For the nine months ended September 28, 2013
Beginning balance	$70	$14	$84
Provision for losses	(6)	(17)	(23)
Charge-offs	(7)	(2)	(9)
Recoveries	5	6	11
Transfers	—	(1)	(1)
Ending balance	$62	$—	$62
For the nine months ended September 29, 2012
Beginning balance	$101	$55	$156
Provision for losses	1	(5)	(4)
Charge-offs	(40)	(38)	(78)
Recoveries	8	4	12
Ending balance	$70	$16	$86

Note 5.  Inventories

(In millions)	September 28, 2013	December 29, 2012
Finished goods	$1,374	$1,329
Work in process	2,679	2,247
Raw materials	433	437
	4,486	4,013
Progress/milestone payments	(1,266)	(1,301)
Total	$3,220	$2,712

Note 6.  Debt

On October 4, 2013, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. This facility expires in October 2018 and replaced the existing 4-year facility that was scheduled to expire in March 2015. At September 28, 2013, there were no amounts borrowed against the prior facility.

4.50% Convertible Senior Notes and Related Transactions

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

Concurrently with the pricing of the convertible notes in May 2009, we entered into transactions with two counterparties, pursuant to which we purchased from the counterparties call options to acquire our common stock and sold to the counterparties warrants to purchase our common stock.   The call options settled on May 1, 2013, while the warrants settled daily over a 45-day period beginning on February 27, 2013.  We acquired 8.9 million shares of our common stock upon the settlement of the call options and issued an aggregate of 7.4 million shares of our common stock in connection with the settlement of the warrants during the first half of 2013.  The settlement of the call options and warrants resulted in a $39 million net increase in treasury stock during 2013.

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

Note 7.  Accrued Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years. Changes in our warranty and product maintenance liabilities are as follows:

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Accrual at the beginning of period	$222	$224
Provision	203	190
Settlements	(210)	(187)
Adjustments to prior accrual estimates	(3)	(2)
Accrual at the end of period	$212	$225

Note 8.  Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits Adjustments	Deferred Gains/Losses on Hedge Contracts	Accumulated Other Comprehensive Loss
For the nine months ended September 28, 2013
Beginning balance	$81	$(1,857)	$6	$(1,770)
Other comprehensive income before reclassifications	3	—	(9)	(6)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	127	(2)	125
Other comprehensive income	3	127	(11)	119
Ending balance	$84	$(1,730)	$(5)	$(1,651)
For the nine months ended September 29, 2012
Beginning balance	$79	$(1,711)	$7	$(1,625)
Other comprehensive income before reclassifications	(5)	—	15	10
Amounts reclassified from Accumulated Other Comprehensive Loss	—	63	(10)	53
Other comprehensive income	(5)	63	5	63
Ending balance	$74	$(1,648)	$12	$(1,562)

The before and after-tax components of Other Comprehensive Income are presented below:

(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
For the three months ended September 28, 2013
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$48	$(18)	$30
Amortization of prior service cost*	(2)	1	(1)
Amendment to postretirement benefit plan	55	(20)	35
Pension and postretirement benefits adjustments, net	101	(37)	64
Deferred gains/losses on hedge contracts:
Current deferrals	3	(1)	2
Deferred gains/losses on hedge contracts, net	3	(1)	2
Foreign currency translation adjustments	8	4	12
Total	$112	$(34)	$78
For the three months ended September 29, 2012
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$31	$(10)	$21
Amortization of prior service cost*	1	(1)	—
Pension and postretirement benefits adjustments, net	32	(11)	21
Deferred gains/losses on hedge contracts:
Current deferrals	12	(3)	9
Reclassification adjustments	—	(1)	(1)
Deferred gains/losses on hedge contracts, net	12	(4)	8
Foreign currency translation adjustments	1	7	8
Total	$45	$(8)	$37

For the nine months ended September 28, 2013
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$143	$(51)	$92
Amendment to postretirement benefit plan	55	(20)	35
Pension and postretirement benefits adjustments, net	198	(71)	127
Deferred gains/losses on hedge contracts:
Current deferrals	(11)	2	(9)
Reclassification adjustments	(3)	1	(2)
Deferred gains/losses on hedge contracts, net	(14)	3	(11)
Foreign currency translation adjustments	6	(3)	3
Total	$190	$(71)	$119
For the nine months ended September 29, 2012
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$93	$(32)	$61
Amortization of prior service cost*	3	(1)	2
Pension and postretirement benefits adjustments, net	96	(33)	63
Deferred gains/losses on hedge contracts:
Current deferrals	19	(4)	15
Reclassification adjustments	(12)	2	(10)
Deferred gains/losses on hedge contracts, net	7	(2)	5
Foreign currency translation adjustments	(9)	4	(5)
Total	$94	$(31)	$63

*These components of other comprehensive income are included in the computation of net periodic pension cost.  See Note 13 of our 2012 Annual Report on Form 10-K for additional information.

In the third quarter of 2013, we amended one of our postretirement benefit plans which triggered a re-measurement of the plan’s projected benefit obligation resulting in a $55 million reduction in unrealized losses and prior service costs, as discussed in Note 2.

Note 9.  Commitments and Contingencies

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The assets and liabilities that are recorded at fair value on a recurring basis consist primarily of our derivative financial instruments, which are categorized as Level 2 in the fair value hierarchy.  The fair value amounts of these instruments that are designated as hedging instruments are provided below:

			Asset (Liability)
(In millions)	Borrowing Group	Balance Sheet Location	September 28, 2013	December 29, 2012
Assets
Interest rate exchange contracts*	Finance	Other assets	$3	$8
Foreign currency exchange contracts	Manufacturing	Other current assets	—	9
Total			$3	$17
Liabilities
Interest rate exchange contracts*	Finance	Other liabilities	$(6)	$(8)
Foreign currency exchange contracts	Manufacturing	Accrued liabilities	(7)	(5)
Total			$(13)	$(13)

*Interest rate exchange contracts represent fair value hedges.

The Finance group’s interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate and foreign exchange rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  Credit risk is factored into the fair value of these assets and liabilities based on the differential between both our credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared with a standard AA-rated counterparty; however, this had no significant impact on the valuation at September 28, 2013.  At September 28, 2013 and December 29, 2012, we had interest rate exchange contracts with notional amounts upon which the contracts were based of $268 million and $671 million, respectively.

Foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At September 28, 2013 and December 29, 2012, we had foreign currency exchange contracts with notional amounts upon which the contracts were based on $641 million and $664 million, respectively.

Fair Value Hedges

Our Finance group enters into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates.  By using these contracts, we are able to convert our fixed-rate cash flows to floating-rate cash flows.  The amount of ineffectiveness on our fair value hedges and the gain (loss) recorded in the Consolidated Statements of Operations were insignificant in both the first nine months of 2013 and 2012.

Cash Flow Hedges

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials, foreign currency sales of products, and other assets and liabilities in the normal course of business.  We primarily utilize forward exchange contracts and purchased options with maturities of no more than three years that qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At September 28, 2013, we had a net deferred loss of $5 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on these cash flow hedges, including gains and losses related to hedge ineffectiveness, were not material in three and nine months ended September 28, 2013 and September 29, 2012.  We do not expect the amount of gains and losses in Accumulated other comprehensive loss that will be reclassified to earnings in the next twelve months to be material.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies.  To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of net investments. We also may utilize currency forwards as hedges of our related foreign net investments. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges.  If a contract does not qualify for hedge accounting or is designated as a fair value hedge, changes in the fair value of the contract are recorded in earnings.  Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustment account within other comprehensive income, produced a $5 million after-tax gain for the first nine months of 2013, resulting in an accumulated net gain balance of $9 million at September 28, 2013.  The ineffective portion of these hedges was insignificant.

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended September 28, 2013 and December 29, 2012, certain assets in the Finance group were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  The table below sets forth the balance of those assets at the end of the period in which a fair value adjustment was taken.

(In millions)	September 28, 2013	December 29, 2012
Finance receivables held for sale	$91	$140
Impaired finance receivables	55	72
Other assets	26	76

The following table represents the fair value adjustments recorded for each asset class measured at fair value on a non-recurring basis during the three and nine months ended September 28, 2013 and September 29, 2012.

	Gain (Loss)
	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Finance receivables held for sale	$13	$22	$30	$66
Impaired finance receivables	(3)	(2)	(8)	(9)
Other assets	(5)	(13)	(10)	(45)

Finance receivables held for sale

Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. There are no active, quoted market prices for these finance receivables.  At September 28, 2013, our finance receivables held for sale included the non-captive loan portfolio.  Fair values of each loan in this portfolio were determined based on a combination of discounted cash flow models and recent third-party offers to estimate the price we expect to receive in the principal market for each loan, in an orderly transaction. The cash flow models include the use of qualitative assumptions regarding the borrower’s ability to pay and the period of time that will likely be required to restructure and/or exit the account through acquisition of the underlying collateral, as well as quantitative assumptions, including discount rates and revenue and earnings multiples, which are used to estimate the value of the underlying collateral.  The gains on finance receivables held for sale during the three and nine months ended September 28, 2013 and September 29, 2012 were primarily the result of the payoff of loans in amounts, and sale of loans at prices, in excess of the values established in previous periods.

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

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	September 28, 2013		December 29, 2012
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$ (1,847)	$ (2,034)	$ (2,225)	$ (2,636)
Finance group
Finance receivables held for investment, excluding leases	1,235	1,194	1,625	1,653
Debt	(1,278)	(1,267)	(1,686)	(1,678)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions or Level 2 inputs.  At September 28, 2013 and December 29, 2012, approximately 29% and 46%, respectively, of the fair value of debt for the Finance group was determined based on observable market transactions (Level 1).  The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). Fair value estimates for finance receivables held for investment were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 11.  Income Tax Expense

Income tax expense equated to an effective income tax rate of 32.4% and 27.5% for the three and nine months ended September 28, 2013, respectively, compared with the U.S. federal statutory income tax rate of 35%.  In the first nine months of 2013, the difference between the effective income tax rate and the statutory income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates and a favorable impact of four percentage points, resulting from the retroactive reinstatement and extension of the Federal Research and Development Tax Credit as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013. The difference between the effective income tax rate and the federal statutory income tax rate for the three months ended September 28, 2013 was not significant.

For the three and nine months ended September 29, 2012, the difference between the effective income tax rate and the federal statutory income tax rate was not significant.

Note 12.  Segment Information

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

Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
REVENUES
Manufacturing Group
Cessna	$593	$778	$1,861	$2,210
Bell	1,162	1,075	3,136	3,125
Textron Systems	405	400	1,256	1,166
Industrial	711	683	2,239	2,194
	2,871	2,936	8,492	8,695
Finance Group	33	64	106	180
Total revenues	$2,904	$3,000	$8,598	$8,875
SEGMENT OPERATING PROFIT
Manufacturing Group
Cessna	$(23)	$30	$(81)	$59
Bell	131	165	395	462
Textron Systems	35	21	107	96
Industrial	52	38	188	172
	195	254	609	789
Finance Group	13	28	47	62
Segment profit	208	282	656	851
Corporate expenses and other, net	(34)	(38)	(109)	(105)
Interest expense, net for Manufacturing group	(29)	(35)	(96)	(105)
Income from continuing operations before income taxes	$145	$209	$451	$641

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues	$2,904	$3,000	$8,598	$8,875
% change compared with prior period	(3)%		(3)%
Operating expenses	$2,718	$2,739	$8,013	$8,074
% change compared with prior period	(1)%		(1)%
Cost of sales	$2,473	$2,475	$7,193	$7,222
% change compared with prior period	—		—
Gross margin percentage of Manufacturing revenues	13.9%	15.7%	15.3%	16.9%
Selling and administrative expenses	$245	$264	$820	$852
% change compared with prior period	(7)%		(4)%

Revenues

Revenues decreased $96 million, 3%, in the third quarter of 2013, compared with the corresponding period of 2012, as revenue decreases in the Cessna and Finance segments were partially offset by higher revenues in the Bell, Industrial and Textron Systems segments.  The net revenue decrease included the following factors:

•                  Lower Cessna revenues of $185 million, primarily due to lower Citation jet volume of $190 million, lower CitationAir volume of $27 million and lower pre-owned aircraft volume of $22 million, partially offset by higher aftermarket volume of $36 million.

•                  Lower Finance revenues of $31 million, primarily attributable to a decrease of $16 million in revenues related to the resolution of a Timeshare account in 2012 and a $12 million unfavorable impact from lower average finance receivables.

•                  Higher Bell revenues of $87 million, largely due to higher volume of $51 million in our military programs, primarily due to higher H-1 deliveries and higher V-22 program revenues, and higher commercial revenues of $36 million, primarily reflecting higher deliveries.

•                  Higher Industrial segment revenues of $28 million, primarily the result of a $12 million impact from acquisitions.

•                  Higher Textron Systems revenues of $5 million, primarily due to higher volume of $30 million in the Weapons and Sensors product line, partially offset by lower volume in the Unmanned Aircraft Systems (UAS) product line of $18 million and Land & Marine product line of $11 million.

Revenues decreased $277 million, 3%, in the first nine months of 2013, compared with the corresponding period of 2012, as revenue decreases in the Cessna and Finance segments were partially offset by higher revenues in the Textron Systems, Industrial and Bell segments.  The net revenue decrease included the following factors:

•                  Lower Cessna revenues of $349 million, primarily due to lower Citation jet volume of $445 million and CitationAir volume of $84 million, partially offset by higher pre-owned aircraft volume of $65 million and higher aftermarket volume of $55 million.

•                  Lower Finance revenues of $74 million, primarily attributable to an unfavorable impact of $38 million from lower average finance receivables and a decrease of $25 million in revenues related to the resolution of a Timeshare account in 2012.

•                  Higher Textron Systems revenues of $90 million, largely due to higher volume of $71 million in the Weapons and Sensors product line and higher product and service volume of $47 million in the UAS product line, partially offset by lower volume of $33 million in the Land & Marine product line.

•                  Higher Industrial segment revenues of $45 million, primarily the result of a $29 million impact from acquisitions.

•                  Higher Bell revenues of $11 million, largely due to higher volume of $28 million in our military programs, primarily reflecting higher H-1 deliveries, partially offset by lower commercial revenues of $17 million, largely due to lower aftermarket volume.

Cost of Sales and Selling and Administrative Expense

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses.  Changes in operating expenses are more fully discussed in our Segment Analysis below.

Cost of sales as a percentage of manufacturing revenues was 86.1% and 84.3% in the third quarter of 2013 and 2012, respectively, and was 84.7% and 83.1% in the first nine months of 2013 and 2012, respectively.  On a dollar basis, cost of sales decreased $2 million, in the third quarter of 2013, and $29 million in the first nine months of 2013, compared with the corresponding periods of 2012, primarily due to lower net sales volume.  Cost of sales increased approximately $40 million in the third quarter of 2013 and $32 million for the first nine months of 2013 primarily due to unfavorable performance at Bell, largely due to manufacturing inefficiencies associated with labor disruptions resulting from negotiations with bargained employees and with the implementation of a new enterprise resource planning system in the first quarter of 2013.

In the third quarter of 2013, gross margin as a percentage of manufacturing revenues decreased 180 basis points largely reflecting lower Citation jet volume at Cessna and unfavorable performance at Bell.  In the first nine months of 2013, gross margin as a percentage of manufacturing revenues decreased 160 basis points largely due to the unfavorable impact of higher pre-owned aircraft volume.

Selling and administrative expense decreased $19 million, 7%, in the third quarter of 2013, compared with the corresponding period of 2012, largely due to a reduction in administrative expense of $6 million and lower provision for loan losses of $6 million at the Finance segment, both primarily associated with the non-captive business.

Selling and administrative expense decreased $32 million, 4%, in the first nine months of 2013, compared with the corresponding period of 2012, primarily due to a reduction in administrative expense of $22 million and lower provision for loan losses of $19 million at the Finance segment, both primarily associated with the non-captive business and lower commission expense of $15 million, largely reflecting lower Citation jet volume at Cessna.  These decreases were partially offset by $28 million in severance costs incurred at Cessna in 2013.

Interest Expense

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest expense	$41	$52	$134	$160
% change compared with prior period	(21)%		(16)%

Interest expense on the Consolidated Statement of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated.  Interest expense for the Finance segment is included within segment profit and includes intercompany interest.

Consolidated interest expense decreased $11 million, 21%, and $26 million, 16%, in the third quarter and first nine months of 2013, respectively, compared with the corresponding periods of 2012, primarily due to lower average debt outstanding.

Income Taxes

Income tax expense equated to an effective income tax rate of 32.4% and 27.5% in the third quarter and first nine months of 2013, respectively, compared with the U.S. federal statutory income tax rate of 35%.  In the first nine months of 2013, the difference between the effective income tax rate and the statutory income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates and a favorable impact of four percentage points, resulting from the retroactive reinstatement and extension of the Federal Research and Development Tax Credit as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

Backlog

(In millions)	September 28, 2013	December 29, 2012
Bell	$6,403	$7,469
Textron Systems	2,886	2,919
Cessna	1,072	1,062

Backlog decreased $1.1 billion at Bell in the first nine months of 2013 primarily due to deliveries on the V-22 and H-1 programs that exceeded new orders.

U.S. Government Defense Environment

Pursuant to the terms of the Budget Control Act of 2011 (BCA), as amended by the American Taxpayer Relief Act of 2012, a sequestration went into effect on March 1, 2013 resulting in an approximately 8% reduction to the U.S. Department of Defense (DoD) budget for fiscal year 2013. Under the BCA, sequestration also would result in a total of approximately $500 billion in reduced DoD funding through fiscal year 2021.  If Congress does not take legislative action, sequestration will be applied to defense spending in fiscal year 2014 and possibly beyond and the impact will increase as the DoD implements the cuts through future contracts.  Considerable uncertainty exists regarding how budget reductions will be applied and what challenges the reductions will present for us and for the defense industry.  Although it is difficult to determine specific impacts, especially over the longer term, sequestration, as currently provided for under the BCA, could result in lower revenues, profits and cash flows for our company.

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

In our discussion of comparative results for the Manufacturing group, changes in revenues and segment profit typically are expressed for our commercial business in terms of volume, pricing, foreign exchange and acquisitions.  Additionally, changes in segment profit may be expressed in terms of mix, inflation and cost performance.  Volume changes in revenues represent increases/decreases in the number of units delivered or services provided.  Pricing represents changes in unit pricing.  Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period.  Acquisitions refer to the results generated from businesses that were acquired within the previous 12 months.  For segment profit, mix represents a change due to the composition of products and/or services sold at different profit margins.  Inflation represents higher material, wages, benefits, pension or other costs.  Cost performance reflects an increase or decrease in research and development, depreciation, selling and administrative costs, warranty, product liability, quality/scrap, labor efficiency, overhead, product line profitability, start-up, ramp up and cost-reduction initiatives or other manufacturing inputs.

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

Cessna

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues	$593	$778	$1,861	$2,210
Operating expenses	616	748	1,942	2,151
Segment (loss) profit	(23)	30	(81)	59
Profit margin	(3.9)%	3.9%	(4.4)%	2.7%

Cessna Revenues and Operating Expenses

The following factors contributed to the change in Cessna’s revenues for the periods:

(In millions)	Q3 2013 versus Q3 2012	YTD 2013 versus YTD 2012
Volume	$(196)	$(381)
Acquisitions	7	26
Other	4	6
Total change	$(185)	$(349)

In the third quarter of 2013, Cessna’s revenues decreased $185 million, 24%, compared with the corresponding period of 2012, primarily due to lower Citation jet volume of $190 million, reflecting continued softness in the light-to-mid jet market, lower CitationAir volume of $27 million, largely related to the downsizing of our fractional share business, and lower pre-owned aircraft volume of $22 million.  These decreases were partially offset by higher aftermarket volume of $36 million, largely due to increased service demand.  We delivered 25 Citation jets in the third quarter of 2013, compared with 41 jets in the corresponding period of 2012.  During the third quarter of 2013, the portion of Cessna’s revenues derived from aftermarket sales and services increased to 41% of Cessna’s revenues, compared with 25% in the third quarter of 2012, largely due to the lower Citation jet revenues.

In the first nine months of 2013, Cessna’s revenues decreased $349 million, 16%, compared with the corresponding period of 2012, primarily due to lower Citation jet volume of $445 million and lower CitationAir volume of $84 million, largely related to the downsizing of our fractional share business.  These decreases were partially offset by higher pre-owned aircraft volume of $65 million and higher aftermarket volume of $55 million, largely due to increased service demand.  We delivered 77 and 128 Citation business jets in the first nine months of 2013 and 2012, respectively.  During the first nine months of 2013, the portion of Cessna’s revenues derived from aftermarket sales and services increased to 37% of Cessna’s revenues, compared with 27% in the first nine months of 2012, largely due to the lower Citation jet revenues.

Cessna’s operating expenses decreased $132 million, 18%, and $209 million, 10%, in the third quarter and first nine months of 2013, respectively, compared with the corresponding periods of 2012, primarily due to lower sales volume as discussed above.  The volume-related decrease in operating expenses in the first nine months of 2013 was partially offset by $31 million of inflation, largely due to higher pension expense, $28 million in severance costs and $28 million of operating costs incurred by service center acquisitions.

In the first half of 2013, Cessna incurred $28 million in severance costs in connection with a voluntary separation program offered to qualifying salaried employees and a reduction of certain direct production positions due to an adjustment of our production schedule.

Cessna Segment (Loss) Profit

The following factors contributed to the change in Cessna’s segment (loss) profit for the periods:

(In millions)	Q3 2013 versus Q3 2012	YTD 2013 versus YTD 2012
Volume	$(49)	$(94)
Severance costs	—	(28)
Inflation, net of pricing	(10)	(26)
Other	6	8
Total change	$(53)	$(140)

Cessna’s segment profit decreased $53 million and $140 million in the third quarter and first nine months of 2013, respectively, compared with the corresponding periods of 2012, primarily due to the impact of lower sales volume as discussed above. Segment profit in the first nine months of 2013 was also impacted by $28 million in severance costs incurred in the first half of 2013 as described above and $26 million in inflation, net of pricing, largely due to higher pension expense.

Bell

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues
V-22 program	$ 442	$ 430	$ 1,218	$ 1,217
Other military	254	215	720	693
Commercial	466	430	1,198	1,215
Total revenues	1,162	1,075	3,136	3,125
Operating expenses	1,031	910	2,741	2,663
Segment profit	131	165	395	462
Profit margin	11.3%	15.3%	12.6%	14.8%

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

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q3 2013 versus Q3 2012	YTD 2013 versus YTD 2012
Volume	$69	$(17)
Other	18	28
Total change	$87	$11

Bell’s revenues increased $87 million, 8%, in the third quarter of 2013, compared with the corresponding period of 2012, due to the following factors:

•                  $39 million increase in other military volume, primarily reflecting higher H-1 deliveries.  We delivered 7 H-1 aircraft in the third quarter of 2013, compared with 5 aircraft in the third quarter of 2012.

•                  $36 million increase in commercial revenues, primarily due to higher deliveries.  Bell delivered 54 aircraft in the third quarter of 2013, compared with 46 aircraft in the third quarter of 2012.

•                  $12 million increase in volume related to the V-22 program, primarily due to higher aftermarket volume of $37 million, reflecting increased support of fielded aircraft, partially offset by the $27 million impact of lower aircraft deliveries.  Bell delivered 10 V-22 aircraft in the third quarter of 2013, compared with 11 aircraft in the third quarter of 2012.

Bell’s revenues increased $11 million, in the first nine months of 2013, compared with the corresponding period of 2012, due to the following factors:

•                  $27 million increase in other military volume, primarily reflecting higher H-1 deliveries.  We delivered 19 H-1 aircraft in the first nine months of 2013, compared with 18 aircraft in the first nine months of 2012.

•                  $17 million decrease in commercial revenues, largely due to lower aftermarket volume, which in part, resulted from the conversion to a new enterprise resource planning system in the first quarter of 2013.  Bell delivered 138 aircraft in the first nine months of 2013, compared with 123 aircraft in the first nine months of 2012.

•                  Revenues for the V-22 program were essentially flat as higher aftermarket volume reflecting increased support of fielded aircraft offset by lower aircraft deliveries.  Bell delivered 28 V-22 aircraft in the first nine months of 2013, compared with 30 aircraft in the first nine months of 2012.

Bell’s operating expenses increased $121 million, 13%, and $78 million, 3%, in the third quarter and first nine months of 2013, respectively, compared with the corresponding periods of 2012, primarily due to unfavorable performance, largely due to manufacturing inefficiencies associated with labor disruptions resulting from negotiations with bargained employees and with the implementation of a new enterprise resource planning system in the first quarter of 2013.  On October 13, 2013, Bell reached a new five-year collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) and UAW Local 218 which represents these employees.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q3 2013 versus Q3 2012	YTD 2013 versus YTD 2012
Volume and mix	$(5)	$(40)
Performance	(40)	(32)
Other	11	5
Total change	$(34)	$(67)

Bell’s segment profit decreased $34 million, 21%, and $67 million, 15%, in the third quarter and first nine months of 2013, respectively, compared with the corresponding periods of 2012, primarily due to unfavorable performance, largely due to manufacturing inefficiencies associated with labor disruptions resulting from negotiations with bargained employees and with the implementation of a new enterprise resource planning system in the first quarter of 2013.  Segment profit was also impacted by an unfavorable mix of commercial aircraft deliveries.

Textron Systems

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues	$ 405	$ 400	$ 1,256	$ 1,166
Operating expenses	370	379	1,149	1,070
Segment profit	35	21	107	96
Profit margin	8.6%	5.3%	8.5%	8.2%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q3 2013 versus Q3 2012	YTD 2013 versus YTD 2012
Volume	$4	$87
Other	1	3
Total change	$5	$90

Revenues at Textron Systems increased $5 million, 1%, in the third quarter of 2013, compared with the third quarter of 2012, primarily due to higher volume in the Weapons and Sensors product line of $30 million, partially offset by lower volume in the UAS and Land & Marine product lines of $18 million and $11 million, respectively.

Revenues at Textron Systems increased $90 million, 8%, in the first nine months of 2013, compared with the first nine months of 2012, primarily due to higher volume in the Weapons and Sensors product line of $71 million and higher product and service volume in the UAS product line of $47 million, partially offset by lower volume in the Land & Marine product line of $33 million.

Textron Systems’ operating expenses decreased $9 million, 2%, in the third quarter compared with the corresponding period of 2012, largely due to improved performance across most of the segment’s product lines.

Textron Systems’ operating expenses increased $79 million, 7%, in the first nine months of 2013, compared with the corresponding period of 2012, primarily due to higher sales volume as discussed above.

In the third quarter of 2013, we recorded $15 million of charges related to the UAS fee-for service program, compared to a $14 million charge in the third quarter of 2012.  The charges in 2013 were related to our estimate of costs to fulfill the options that were exercised by the customer during the third quarter; these options extended the period of performance on the initial task orders under the contracts for one year.  We continue to experience unacceptable quality from our engine supplier for this program.  Accordingly, we have decided to transition the manufacture of the engine to our Lycoming business, which we believe will allow us to improve performance.   Previously, in the third quarter of 2012, we recorded a charge that reflected our estimated loss on the initial task orders under the contracts due to significant start-up issues experienced as we began deployment of the initial task orders, which required us to augment training procedures, add resources and adjust certain estimated costs.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q3 2013 versus Q3 2012	YTD 2013 versus YTD 2012
Performance	$24	$26
Volume and mix	(8)	(9)
Other	(2)	(6)
Total change	$14	$11

Segment profit at Textron Systems increased $14 million and $11 million, in the third quarter and first nine months of 2013, respectively, compared with the corresponding periods of 2012, largely due to favorable performance across most of the segment’s product lines primarily due to cost reduction initiatives.

Industrial

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues:
Fuel Systems and Functional Components	$ 442	$ 433	$ 1,373	$ 1,393
Other Industrial	269	250	866	801
Total revenues	711	683	2,239	2,194
Operating expenses	659	645	2,051	2,022
Segment profit	52	38	188	172
Profit margin	7.3%	5.6%	8.4%	7.8%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q3 2013 versus Q3 2012	YTD 2013 versus YTD 2012
Acquisitions	$12	$29
Volume	8	13
Other	8	3
Total change	$28	$45

Industrial segment revenues increased $28 million, 4%, and $45 million, 2%, in the third quarter and first nine months of 2013, respectively, compared with the corresponding periods of 2012, primarily the result of acquisitions.  Revenues in the third quarter of 2013 were also impacted by higher volume of $8 million, primarily in the Fuel Systems and Functional Components product line reflecting higher market demand mostly in Europe and Asia.  Revenues in the first nine months of 2013 were impacted by higher volume of $13 million, primarily in the Other Industrial product lines, mostly due to higher market demand in the Golf, Turf Care and Light Transportation Vehicle product line.

Operating expenses for the Industrial segment increased $14 million, 2%, in the third quarter of 2013, compared with the corresponding period of 2012, largely due to the impact from acquisitions.  Lower operating expenses of $15 million resulting from improved performance associated with the Fuel Systems and Functional Components product line, were offset mostly by the impact of higher volume.

Operating expenses for the Industrial segment increased $29 million, 1%, in the first nine months of 2013, compared with the corresponding period of 2012, largely due to the impact from acquisitions.  Lower operating expenses of $29 million resulting from improved performance associated with the Fuel Systems and Functional Components product line, were offset by inflation of $21 million primarily due to higher material costs and compensation expense, and the impact of higher volume.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q3 2013 versus Q3 2012	YTD 2013 versus YTD 2012
Performance	$15	$29
Volume	3	(2)
Inflation, net of pricing	(2)	(13)
Other	(2)	2
Total change	$14	$16

Segment profit for the Industrial segment increased $14 million, 37%, in the third quarter of 2013, compared with the corresponding period of 2012, primarily due to improved performance of $15 million, largely associated with the Fuel Systems and Functional Components product line.

Segment profit for the Industrial segment increased $16 million, 9%, in the first nine months of 2013, compared with the corresponding period of 2012, primarily due to improved performance of $29 million, largely associated with the Fuel Systems and Functional Components product line.  This improvement was partially offset by a $13 million unfavorable impact from inflation, net of pricing, primarily in the Fuel Systems and Functional Components product line.

Finance

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues	$ 33	$ 64	$ 106	$ 180
Segment profit	13	28	47	62

Finance segment revenues decreased $31 million and $74 million in the third quarter and first nine months of 2013, respectively, compared with the corresponding periods of 2012, primarily attributable to an unfavorable impact of $12 million and $38 million, respectively, from lower average finance receivables of $802 million and $908 million, respectively.  Revenues during the third quarter and first nine months of 2013 were also lower by $16 million and $25 million, respectively, due to the resolution of a Timeshare account that returned to accrual status in 2012.

Finance segment profit decreased $15 million in both the third quarter and first nine months of 2013, compared with the corresponding periods of 2012, primarily resulting from the resolution of a Timeshare account as discussed above and an unfavorable impact of $6 million and $20 million, respectively, from lower average finance receivables.  These decreases were partially offset by lower administrative expenses of $6 million and $22 million, respectively, and lower provision for loan losses of $6 million and $19 million, respectively, largely related to the downsizing of the non-captive business.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables held for investment. The credit performance statistics below do not include finance receivables held for sale.

(Dollars in millions)	September 28, 2013	December 29, 2012
Finance receivables	$1,498	$1,934
Nonaccrual finance receivables	105	143
Allowance for losses	62	84
Ratio of nonaccrual finance receivables to finance receivables	7.01%	7.39%
Ratio of allowance for losses on impaired nonaccrual finance receivables to impaired nonaccrual finance receivables	20.57%	21.24%
Ratio of allowance for losses on finance receivables to nonaccrual finance receivables	59.05%	58.74%
Ratio of allowance for losses on finance receivables to finance receivables	4.14%	4.34%
60+ days contractual delinquency as a percentage of finance receivables	5.87%	4.65%
60+ days contractual delinquency	$88	$90
Repossessed assets and properties	51	81

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	September 28, 2013	December 29, 2012
Manufacturing group
Cash and equivalents	$444	$1,378
Debt	2,020	2,301
Shareholders’ equity	3,580	2,991
Capital (debt plus shareholders’ equity)	5,600	5,292
Net debt (net of cash and equivalents) to capital	31%	24%
Debt to capital	36%	44%
Finance group
Cash and equivalents	$193	$35
Debt	1,278	1,686

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

On October 4, 2013, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  This facility expires in October 2018 and replaced the existing 4-year facility that was scheduled to expire in March 2015.  At September 28, 2013, there were no amounts borrowed against the prior facility.  We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Operating activities	$(381)	$397
Investing activities	(334)	(313)
Financing activities	(206)	277

Cash flows from operating activities decreased $778 million during the first nine months of 2013, compared with the corresponding period of 2012, largely due to working capital requirements as well as $98 million of lower income from continuing operations and $76 million of lower net dividends from the Finance group.  Significant changes in working capital included a $240 million net use of cash attributable to net taxes received/paid between the periods as net tax payments were $179 million in the first nine months of 2013, while net tax refunds were $61 million in the first nine months of 2012. Other changes in working capital included uses of cash attributable to a $133 million decrease in accounts payable and a $122 million increase in accounts receivable, largely due to an increase in commercial deliveries at Bell, as well as the use of approximately $230 million more in cash to fund inventory growth at Bell, which were partially offset by $189 million of cash provided by customer deposits at Bell, primarily as a result of the timing of receipts in relation to production activities.  The change in inventory growth at Bell between the periods largely reflects a buildup of costs in excess of billings on military contracts of approximately $135 million and an increase in production stock, military spares and commercial inventories of approximately $95 million, which were both in support of future military and commercial deliveries and, to a lesser extent, as a result of the conversion to a new enterprise resource planning system in the first quarter of 2013.

Working capital requirements improved by $186 million during the third quarter of 2013, compared with the corresponding period of 2012, and we expect continued improvement during the last quarter of the year resulting in positive cash flows from operating activities for the full year as we deliver higher volumes at Bell and Cessna.

Investing cash flows in the first nine months of 2013 and 2012 primarily included capital expenditures of $300 million and $314 million, respectively. Cash flows from investing activities also included $53 million of cash used in acquisitions of a business within our Industrial segment and two service centers in the first half of 2013.

In the first nine months of 2013, financing activities primarily consisted of the repayment of $527 million of outstanding debt, including the settlement of our convertible notes, which was partially offset by proceeds of $246 million from long-term debt and the issuance of commercial paper.  In the second quarter of 2013, we entered into a $150 million variable-rate term loan agreement maturing in May 2016.  In addition, we began to issue commercial paper for our short-term financing needs in 2013 and ended the period with $96 million outstanding.  In the first nine months of 2012, we generated cash from financing activities largely due to the receipt of $418 million from the Finance group in payment of a portion of its intergroup borrowing, partially offset by the repayment of $141 million of outstanding debt.

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

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Dividends received by Textron	$30	$345
Capital contributions paid by Textron under Support Agreement	—	(240)

During 2013, we also made a $1 million capital contribution to TFC to fund the repurchase of a portion of TFC’s 6% Fixed-to-Floating Rate Junior Subordinated Notes.

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

Finance Group Cash Flows

The cash flows from continuing operations for the Finance group are summarized below:

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Operating activities	$24	$(48)
Investing activities	586	810
Financing activities	(452)	(770)

The Finance group generated cash from operating activities in the first nine months of 2013, primarily due to changes in net taxes received/paid.  Net tax refunds were $33 million in the first nine months of 2013, while net tax payments were $85 million in the first nine months of 2012.  Net tax payments in 2012 were primarily attributable to a settlement related to the Internal Revenue Service’s challenge of tax deductions claimed in prior years for certain leveraged lease transactions.

Cash flows from investing activities primarily included collections on finance receivables and proceeds from sales of finance receivables and other finance assets totaling $710 million and $982 million in the first nine months of 2013 and 2012, respectively, partially offset by finance receivable originations of $164 million and $194 million in the first nine months of 2013 and 2012, respectively.

Cash used for financing activities in the first nine months of 2013 largely related to the repayment of $685 million of long-term and nonrecourse debt, compared with $335 million in the first nine months of 2012.  The payments in the first nine months of 2013 were partially offset by $262 million in proceeds from long-term debt.  In the second quarter of 2013, we borrowed $200 million under a variable-rate term loan agreement maturing in May 2016. Cash used for financing activities in the first nine months of 2012 also included the repayment of $418 million to the Manufacturing group in settlement of a portion of its intergroup borrowings.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Operating activities	$(103)	$402
Investing activities	(31)	339
Financing activities	(629)	(388)

Cash flows from operating activities decreased $505 million during the first nine months of 2013, compared with the corresponding period of 2012, largely due to working capital requirements and $108 million of lower income from continuing operations.  Significant changes in working capital included a $122 million net use of cash attributable to net taxes received/paid between the periods as net tax payments were $146 million and $24 million in the first nine months of 2013 and 2012, respectively.  Other changes in working capital included uses of cash attributable to a $133 million decrease in accounts payable and a $122 million increase in accounts receivable, largely due to an increase in commercial deliveries at Bell, as well as the use of approximately $230 million more in cash to fund inventory growth at Bell, which were partially offset by $189 million of cash provided by customer deposits at Bell, primarily as a result of the timing of receipts in relation to production activities.

Cash flows from investing activities in the first nine months of 2013 and 2012 primarily included capital expenditures of $300 million and $314 million, respectively, and collections on finance receivables and proceeds from sales of finance receivables and other finance assets totaling $309 million and $662 million, respectively.  Cash flows from investing activities also included $53 million of cash used in acquisitions of a business within our Industrial segment and two service centers in the first half of 2013.

In the first nine months of 2013, financing activities primarily consisted of the repayment of $1.2 billion of outstanding debt, including the settlement of our convertible notes, partially offset by proceeds from long-term debt of $412 million and the issuance of commercial paper.  In addition, we began to issue commercial paper for our short-term financing needs in 2013 and ended the period with $96 million outstanding.   In the first nine months of 2012, cash from financing activities included the repayment of $476 million of outstanding debt.

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

Reclassification and elimination adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(144)	$(172)
Cash received from customers and sale of receivables and other finance assets	401	320
Other	26	10
Total reclassifications from investing activities	283	158
Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group	1	240
Dividends received by Manufacturing group from Finance group	(30)	(345)
Total reclassifications from financing activities	(29)	(105)
Total reclassifications and adjustments to cash flow from operating activities	$254	$53

Critical Accounting Estimates

The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are disclosed on pages 35 through 38 in our 2012 Annual Report on Form 10-K.  The following section provides an update of the year-end disclosure for long-term contracts to include program profit adjustments made during the first nine months of 2013 and 2012.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Gross favorable	$12	$12	$30	$52
Gross unfavorable	(8)	(18)	(17)	(42)
Net adjustments	$4	$(6)	$13	$10

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described herein under “RISK FACTORS” in our Annual Report on Form 10-K, among the factors that could cause actual results to differ materially from past and projected future results are the following:

•      Interruptions in the U.S. Government’s ability to fund its activities and/or pay its obligations;

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended September 28, 2013.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2012 Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

As previously reported, plaintiffs in a purported class action lawsuit in the United States District Court in Rhode Island alleged that the company and certain of its present and former employees, officers and directors had violated the United Stated Employee Retirement Income Security Act by imprudently permitting participants in the Textron Savings Plan to invest in Textron common stock.  As reported in Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, on December 13, 2012, as a result of a mediation process overseen by an independent mediator, the parties reached an agreement in principle, subject to settlement documentation and court approval, to settle the plaintiffs’ claims for an immaterial amount.  Because this is a class action, settlements of this type are subject to preliminary and final review by the Court with an opportunity for class members to respond to the proposed settlement and object if they so desire.  On August 21, 2013, the Court entered an order preliminarily approving the settlement, certifying a settlement class, and approving the form and manner of class notice.  Neither Textron nor any of the other defendants in the settlement admitted any wrongdoing with respect to the allegations in the case.

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

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 24, 2013	/s/ Richard L. Yates
Richard L. Yates Senior Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.