Form 10-K
period 2013-12-28
TEXTRON INC
filed 2014-02-14
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ x ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No   ✓

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 28, 2013 was approximately $7.3 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.

At February 1, 2014, 282,500,851 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2014.

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

We conduct our business through five operating segments: Cessna, Bell, Textron Systems and Industrial, which represent our manufacturing businesses, and Finance, which represents our finance business.  A description of the business of each of our segments is set forth below.  Our business segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries.  Financial information by business segment and geographic area appears in Note 15 to the Consolidated Financial Statements on pages 75 through 76 of this Annual Report on Form 10-K.  The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 37 of this Annual Report on Form 10-K.  Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.

Cessna Segment

Cessna is the world’s leading general aviation company based on unit sales with two principal lines of business: aircraft sales and aftermarket services. Aircraft sales include Citation jets, Caravan single-engine utility turboprops and single-engine utility and high-performance piston aircraft.  Aftermarket services include parts, maintenance, inspection and repair services.  Revenues in the Cessna segment accounted for approximately 23%, 25% and 26% of our total revenues in 2013, 2012 and 2011, respectively.  Revenues for Cessna’s principal lines of business were as follows:

(In millions)	2013	2012	2011
Aircraft sales	$1,868	$2,318	$2,263
Aftermarket	916	793	727
	$2,784	$3,111	$2,990

The family of jets currently produced by Cessna includes the Mustang, Citation M2, Citation CJ2+, Citation CJ3, Citation CJ4, Citation XLS+ and the new Citation Sovereign+.  The new Citation X+, recently verified by the FAA as the fastest civilian jet in the world, is expected to be certified in early 2014.  In addition, Cessna is developing the Citation Latitude, a midsize business jet scheduled for first flight in 2014 and expected to enter into service in 2015, as well as the Citation Longitude, a super midsize business jet expected to enter into service in 2017.

The Cessna Caravan is the world’s best-selling utility turboprop.  Caravans are used in the United States primarily for overnight express package shipments and for personal transportation.  International uses of Caravans include air taxi service, humanitarian flights, tourism and freight transport.  Cessna also offers a single-engine piston product line that includes the Skyhawk SP,  Stationair and the new high performance TTx which we began delivering during 2013.  The Turbo Skylane JT-A, Cessna’s first Jet-A fueled piston aircraft, is expected to be certified and to begin delivering in 2014.

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

Cessna markets its products worldwide through its own sales force, as well as through a network of authorized independent sales representatives.  Cessna has several competitors domestically and internationally in various market segments.  Cessna’s aircraft compete with other aircraft that vary in size, speed, range, capacity and handling characteristics on the basis of price, product quality and reliability, direct operating costs, product support and reputation.

Bell Segment

Bell Helicopter is one of the leading suppliers of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world.  Revenues for Bell accounted for approximately 37%, 35% and 31% of our total revenues in 2013, 2012 and 2011, respectively.  Revenues by Bell’s principal lines of business were as follows:

(In millions)	2013	2012	2011
Military:
V-22 Program	$1,755	$1,611	$1,380
Other Military	959	940	919
Commercial	1,797	1,723	1,226
	$4,511	$4,274	$3,525

Bell supplies advanced military helicopters and support to the U.S. Government and to military customers outside the United States.  Bell’s primary U.S. Government programs are the V-22 tiltrotor aircraft and the H-1 helicopters.  Bell is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company (Boeing), the only supplier of military tiltrotor aircraft.  Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft.  Through its strategic alliance with Boeing, Bell produces and supports the V-22 tiltrotor aircraft for the U.S. Department of Defense (DoD).  During 2013, the Bell Boeing V-22 program was awarded a five-year contract for the production and delivery of an additional 99 V-22 tiltrotor aircraft from 2014 through 2019. The U.S. Marine Corps H-1 helicopter program includes a utility model and an advanced attack model, the UH-1Y and the AH-1Z, respectively, which have 84% parts commonality between them.  Bell also continues to support the OH-58D Kiowa Warrior armed scout helicopter for the U.S. Army.

Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue, emergency medical helicopter operators and foreign governments.  Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products.  The helicopters currently offered by Bell for commercial applications include the 206L-4, 407, 407GX, 412EP/EPI, 429 and Huey II.  Bell’s 525 Relentless, its first super medium commercial helicopter, is currently in development with a projected first flight in 2014.  In addition, during 2013 Bell announced the development of the Bell SLS, a high performance, short-light single helicopter, which will reenter Bell into the market it created with the introduction of the original JetRanger.

For both its military programs and its commercial products, Bell provides post-sale support and service for its installed base of approximately 13,000 helicopters through a network of 8 Bell-operated service centers, two of which are co-located with Cessna, 106 independent service centers located in 34 countries and four supply centers that are located worldwide.  Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.

Bell competes against a number of competitors throughout the world for its helicopter business and its parts and support business.  Competition is based primarily on price, product quality and reliability, product support, performance and reputation.

Textron Systems Segment

Textron Systems’ product lines consist of unmanned aircraft systems, marine and land systems, weapons and sensors and a variety of defense and aviation mission support products and services.  Textron Systems is a supplier to the defense, aerospace, homeland security and general aviation markets, and represents approximately 14%, 14% and 17% of Textron’s revenues in 2013, 2012 and 2011, respectively.  While this segment sells most of its products to U.S. Government customers, it also sells products to customers outside the U.S. through foreign military sales sponsored by the U.S. Government and directly through commercial sales channels.  Textron Systems competes on the basis of technology, contract performance, price, product quality and reliability, product support and reputation.  Revenues by Textron Systems’ product lines were as follows:

(In millions)	2013	2012	2011
Unmanned Aircraft Systems	$666	$694	$701
Marine and Land Systems	392	443	519
Weapons and Sensors	311	285	298
Mission Support and Other	296	315	354
	$1,665	$1,737	$1,872

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

Marine and Land Systems

The Marine and Land Systems business is operated as Textron Marine & Land Systems (TMLS).  TMLS is a world leader in the design, production and support of armored vehicles, turrets and related subsystems as well as advanced marine craft.  TMLS produces a family of extremely mobile, highly protective vehicles for the U.S. Army and international allies, and is developing the U.S. Navy’s next generation air cushion vehicle.

Weapons and Sensors

The Weapons and Sensors business is operated as Textron Defense Systems (TDS).  This business consists of state-of-the-art smart weapons; airborne and ground-based sensors and surveillance systems; and protection systems for the defense, aerospace and homeland security industries.  TDS primarily sells its products to international allies through foreign military sales.

Mission Support and Other

Mission Support and Other includes three businesses: AAI Test & Training, Lycoming and Overwatch.  AAI Test & Training provides high technology test equipment and electronic warfare test and training solutions.  Lycoming specializes in the engineering, manufacture, service and support of piston aircraft engines for the general aviation and remotely piloted aircraft markets.  Overwatch, operated as Overwatch Geospatial Solutions and Overwatch Intelligence Solutions, provides intelligence software solutions for U.S. and international defense, intelligence and law enforcement communities.

In December 2013, we acquired two flight simulation and aircraft training product companies, Mechtronix, Inc. and OPINICUS Corporation. We intend to combine these businesses with our existing training and simulation business, currently included in the UAS product line, which serves the military aircraft market, to form Textron Simulation & Training Systems.  This business designs, develops, installs and provides maintenance of advanced full flight simulators for both rotary- and fixed-wing aircraft and designs, markets and supports aviation training products and related services for airlines, aircraft OEMs, flight training centers and training organizations worldwide.

Industrial Segment

Our Industrial segment designs and manufactures a variety of products under three principal product lines.  Industrial segment revenues were as follows:

(In millions)	2013	2012	2011
Fuel Systems and Functional Components	$1,853	$1,842	$1,823
Golf, Turf Care and Light Transportation Vehicles	713	660	560
Powered Tools, Testing and Measurement Equipment	446	398	402
	$3,012	$2,900	$2,785

Fuel Systems and Functional Components

Our Fuel Systems and Functional Components product line is operated by our Kautex business unit, which is headquartered in Bonn, Germany.  Kautex is a leading developer and manufacturer of blow-molded plastic fuel systems for cars, light trucks, all-terrain vehicles, windshield and headlamp washer systems for automobiles and selective catalytic reduction systems used to reduce emissions from diesel engines.  Kautex serves the global automobile market, with operating facilities near its major customers around the world.  In addition, Kautex produces cast iron engine camshafts in North America. From facilities in Germany and Poland, Kautex develops and produces plastic bottles and containers for food, household, laboratory and industrial uses.  Revenues of Kautex accounted for approximately 15%, 15% and 16% of our total revenues in 2013, 2012 and 2011, respectively.

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

Powered Tools, Testing and Measurement Equipment

Our Greenlee business unit designs and manufactures powered equipment, electrical test and measurement instruments, mechanical and hydraulic tools, cable connectors, and fiber optic assemblies under the Greenlee, Klauke, Paladin Tools and Tempo brand names. These products are used principally in the construction, maintenance, telecommunications, data communications, utility and plumbing industries. During 2013, our Greenlee business acquired Sherman & Reilly, Inc., a manufacturer of underground and aerial transmission and distribution products, and HD Electric Company, a designer and manufacturer of power utility products. Greenlee distributes its products through a global network of sales representatives and distributors and also sells its products directly to home improvement retailers and original equipment manufacturers.  Through joint ventures in North America and China, Greenlee also sells its products to the plumbing, industrial manufacturing and related industries.  Greenlee faces competition from numerous manufacturers based primarily on price, delivery lead time, product quality and reliability.

Finance Segment

Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. The Finance segment provides financing primarily to purchasers of new Cessna aircraft and Bell helicopters as well as pre-owned Cessna aircraft and Bell helicopters on a limited basis.  The majority of new finance receivables are cross-border transactions for aircraft sold outside of the U.S.  New originations in the U.S. are primarily for purchasers who had difficulty in accessing other sources of financing for the purchase of Textron-manufactured products.  In 2013, 2012 and 2011, our Finance group paid our Manufacturing group $248 million, $309 million and $284 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group.

The commercial finance business traditionally is extremely competitive.  Our Finance segment is subject to competition from various types of financing institutions, including banks, leasing companies, commercial finance companies and finance operations of equipment vendors.  Competition within the commercial finance industry primarily is focused on price, term, structure and service.

Our Finance segment’s largest business risk is the collectability of its finance receivable portfolio.  See “Finance Portfolio Quality” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 28 for information about the Finance segment’s credit performance.

Backlog

Our backlog at the end of 2013 and 2012 is summarized below:

(In millions)	December 28, 2013	December 29, 2012
U.S. Government:
Bell	$5,509	$6,382
Textron Systems	1,905	2,037
Total U.S. Government backlog	7,414	8,419
Commercial:
Bell	941	1,087
Cessna	1,018	1,062
Textron Systems	898	882
Industrial	2	13
Total commercial backlog	2,859	3,044
Total	$10,273	$11,463

Approximately 43% of our total backlog at December 28, 2013 represents orders that are not expected to be filled in 2014.  Orders from Cessna customers, which cover a wide spectrum of industries and individuals worldwide, are included in backlog when the customer enters into a definitive purchase agreement and the initial customer deposit is received.  We work with our customers to provide estimated delivery dates, which may be adjusted based on customer needs or our production schedule, but do not establish definitive delivery dates until approximately six months before expected delivery.  There is considerable uncertainty as to when or whether backlog will convert to revenues as the conversion depends on production capacity, customer needs and credit availability; these factors also may be impacted by the economy and public perceptions of private corporate jet usage.  While backlog is an indicator of future revenues, we cannot reasonably estimate the year each order in backlog ultimately will result in revenues and cash flows.  Orders remain in backlog until the aircraft is delivered or upon cancellation by the customer.  Upon cancellation, deposits are used to defray costs, including remarketing fees, cost to reconfigure the aircraft and other costs incurred as a result of the cancellation.  Remaining deposits, if any, may be retained or refunded at our discretion.

Backlog with the U.S. Government in the above table includes only funded amounts as the U.S. Government is obligated only up to the amount of funding formally appropriated for a contract.  Bell’s backlog includes $2.7 billion related to a multi-year procurement contract with the U.S. Government for the purchase of V-22 tiltrotor aircraft.

U.S. Government Contracts

In 2013, approximately 30% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of funding, which is dependent upon congressional appropriations, national and international priorities for defense spending, world events, and the size and timing of programs in which we may participate.

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

Research and Development

Information regarding our research and development expenditures is contained in Note 1 to the Consolidated Financial Statements on page 53 of this Annual Report on Form 10-K.

Patents and Trademarks

We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We also own or license active trademark registrations and pending trademark applications in the U.S. and in various foreign countries or regions, as well as trade names and service marks. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including:  Aeronautical Accessories; AAI; acAlert; Ascent; Aerosonde; AH-1Z; Ambush; Arc Horizon; Bad Boy Buggies; BattleHawk; Bell; Bell Helicopter; Bravo; Cadillac Gage; Caravan; Caravan Amphibian; Caravan 675; Cessna; Cessna 350; Cessna 400; Cessna Corvalis TTX; Cessna Turbo Skylane JT-A; Citation; CITATION ALPINE EDITION; CitationAir; CitationAir Jetcard; Citation Encore+; Citation Latitude; Citation Longitude; Citation M2; Citation Sovereign; Citation TEN; Citation X; Citation XLS+; CJ1+; CJ2+; CJ3; CJ4; Clairity; CLAW; Commando; Corvalis; Cushman; Eclipse; Excel; Extreme; Extreme Ti-METAL; E-Z-GO; Gator Eye; Gator Grips; Grand Caravan; Greenlee; H-1; HDE; Huey; Huey II; iCommand; IE2; Instinct; Integrated Command Suite; Jacobsen; Kautex; Kiowa Warrior; Klauke; LF; Lycoming; M1117 ASV; McCauley; Mechtronix; Millenworks; Mustang; Next Generation Fuel System; NGFS; Odyssey; On a Mission; OPINICUS; Overwatch; PDCue; Power Advantage; Pro-Fit; ProParts; Ransomes; REALCue; REALFeel; Recoil; Relentless; Rothenberger LLC; RT2; RXV; Sensor Fuzed Weapon; ServiceDirect; Shadow; Shadow Knight; Shadow Master; SkyBOOKS; Skycatcher; Skyhawk; Skyhawk SP; Skylane; SkyPLUS; Sovereign; Speed Punch; Spider; Stationair; ST 4X4; Super Cargomaster; Super Medium; SuperCobra; SYMTX; TDCue; Textron; Textron Defense Systems; Textron Financial Corporation; Textron Marine & Land Systems; Textron Systems; TRUESET; Turbo Skylane; Turbo Stationair; UH-1Y; VALOR; V-22 Osprey; V-280; 2FIVE; 206; 407; 407GT; 407GX; 412, 429, 525 and 525 Relentless. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

Environmental Considerations

Our operations are subject to numerous laws and regulations designed to protect the environment.  Compliance with these laws and expenditures for environmental control facilities has not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 13 to the Consolidated Financial Statements on page 74 of this Annual Report on Form 10-K.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets nor on our results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.

Employees

At December 28, 2013, we had approximately 32,000 employees.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 14, 2014.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	52	Chairman, President and Chief Executive Officer
Frank T. Connor	54	Executive Vice President and Chief Financial Officer
Cheryl H. Johnson	53	Executive Vice President, Human Resources
E. Robert Lupone	54	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer

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

•      Our Finance segment’s ability to maintain portfolio credit quality or to realize full value of receivables;

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

•      Continued demand softness or volatility in the markets in which we do business;

•      The inability to complete announced acquisitions;

•      Difficulty or unanticipated expenses in connection with integrating acquired businesses; and

•      The risk that anticipated synergies and opportunities as a result of acquisitions will not be realized or the risk that acquisitions do not perform as planned, including, for example, the risk that acquired businesses will not achieve revenue projections.

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

During 2013, we derived approximately 30% of our revenues from sales to a variety of U.S. Government entities.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations.  If we incur costs in excess of funds committed on a contract, we are at risk for non-reimbursement of those costs until additional funds are appropriated.  The reduction, termination or delay in the timing of funding for U.S. Government programs for which we currently provide or propose to provide products or services may result in a loss of anticipated future revenues that could materially and adversely impact our results of operations and financial condition. Significant changes in national and international priorities for defense spending could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

Under the Budget Control Act of 2011, the U.S. Government committed to significantly reduce the federal deficit over ten years. Notwithstanding the Bipartisan Budget Control Act of 2013, substantial spending cuts to the U.S. defense budget are likely in the future.  In addition, Congress and the Administration continue to debate the nation’s debt ceiling and other fiscal issues.  The outcome of that debate could have a significant impact on future defense spending plans.  As a result, long-term funding for various programs in which we participate, as well as future purchasing decisions by our U.S. Government customers, could be reduced, delayed or cancelled. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs.

There are many variables in how these budget cuts  could be implemented that make it difficult to determine specific impacts; however, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company. Such circumstances may also result in an impairment of our goodwill and intangible assets.  Because our Government contracts generally require us to continue to perform even if the U.S. Government is unable to make timely payments; if the debt ceiling is not raised, and, as a result, the U.S. Government does not pay us on a timely basis, we would need to finance our continued performance of the impacted contracts from our available cash resources, credit facilities and/or access to the capital markets, if available. An extended delay in the timely payment by the U.S. Government could result in a material adverse effect on our cash flows, results of operations and financial condition.

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

Government where we retain ownership of, and consequently the risk of loss on, aircraft and equipment supplied to perform under these contracts.  Termination of these contracts for convenience or default could materially and adversely impact our results of operations. On contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor.  In addition, in the event that the U.S. Government is unable to make timely payments, failure to continue contract performance places the contractor at risk of termination for default.  Any such event could result in a material adverse effect on our cash flows, results of operations and financial condition.

As a U.S. Government contractor, we are subject to procurement rules and regulations as well as changes in the Department of Defense (DoD) acquisition practices.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts, and restrict the use and dissemination of classified information and the exportation of certain products and technical data. Our U.S. Government contracts contain provisions that allow the U.S. Government to unilaterally suspend or debar us from receiving new contracts for a period of time, reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our products, services and associated materials.  A number of our U.S. Government contracts contain provisions that require us to make disclosure to the Inspector General of the agency that is our customer if we have credible evidence that we have violated U.S. criminal laws involving fraud, conflict of interest, or bribery; the U.S. civil False Claims Act; or received a significant overpayment under a U.S. Government contract. Failure to properly and timely make disclosures under these provisions may result in a termination for default or cause, suspension and/or debarment, and potential fines.

In addition, the DoD’s “Better Buying Power Initiative,” which provides guidance for its acquisition workforce to obtain greater efficiency and productivity in defense spending, significantly affects the contracting environment in which we do business with our DoD customers and could have a significant impact on current programs, as well as new business opportunities. Changes to the DoD acquisition system and contracting models could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

As a U.S. Government contractor, our businesses and systems are subject to audit and review by the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA).

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as DCAA and DCMA. These agencies review our performance under contracts, our cost structure and our compliance with laws and regulations applicable to U.S. Government contractors. The systems that are subject to review include, but are not limited to, our accounting, estimating, material management and accounting, earned value management, purchasing and government property systems. If an audit uncovers improper or illegal activities we may be subject to civil and criminal penalties and administrative sanctions that may include the termination of our contracts, forfeiture of profits, suspension of payments, fines, and, under certain circumstances, suspension or debarment from future contracts for a period of time. Whether or not illegal activities are alleged, the U.S. Government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate.  These laws and regulations affect how we conduct business with our customers and, in some instances, impose added costs on our business.

Cost overruns on U.S. Government contracts could subject us to losses or adversely affect our future business.

Under fixed-price contracts, as a general rule, we receive a fixed price irrespective of the actual costs we incur, and, consequently, any costs in excess of the fixed price are absorbed by us. Changes in underlying assumptions, circumstances or estimates used in developing the pricing for such contracts may adversely affect our results of operations. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-reimbursement contracts that are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based, however, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs incurred in performing under the contract, our cash flows, results of operations and financial condition could be adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Weak demand for our aircraft products may continue to adversely affect our financial results.

Continued worldwide economic softness has adversely impacted the business jet market in recent years. As a result, we have experienced continued weak demand for our fixed-wing aircraft, particularly our business jets. Soft demand for our jets could persist and could continue to adversely impact the pricing of new jets and the valuation of pre-owned jets, which comprise a significant portion of our inventory. A prolonged weakness in the markets for our aircraft products could adversely impact our results of operations and our future prospects.

We may make acquisitions that increase the risks of our business.

We may enter into acquisitions in an effort to expand our business and enhance shareholder value. Acquisitions involve risks and uncertainties that could result in our not achieving expected benefits.  Such risks include difficulties in integrating newly acquired businesses and operations in an efficient and cost-effective manner; challenges in achieving expected strategic objectives, cost savings and other benefits; the risk that the acquired businesses’ markets do not evolve as anticipated and that the acquired businesses’ products and technologies do not prove to be those needed to be successful in those markets; the risk that our due diligence reviews of the acquired business do not identify or adequately assess all of the material issues which impact valuation of the business or that may result in costs or liabilities in excess of what we anticipated; the risk that we pay a purchase price that exceeds what the future results of operations would have merited; the risk that the acquired business may have significant internal control deficiencies or exposure to regulatory sanctions; and the potential loss of key customers, suppliers and employees of the acquired businesses.  In addition, unanticipated delays or difficulties in effecting acquisitions may prevent the consummation of the acquisition or divert the attention of our management and resources from our existing operations.

On December 26, 2013 we entered into an agreement and plan of merger pursuant to which we will acquire all outstanding equity interests in Beech Holdings, LLC (“Beech”), the parent of Beechcraft Corporation, for approximately $1.4 billion in cash.  Each of the foregoing risks may impact the success of the Beech acquisition. We plan to finance the purchase of the equity in Beech and the repayment of Beech’s outstanding debt, which is required at closing, through a combination of available cash at Beech and Textron and up to $1.1 billion in new debt.  While we believe that these sources of funds will be sufficient to complete the transaction, it is possible that unanticipated cash requirements, for working capital or other business needs, either at Beech or at Textron, could cause us to incur borrowings in excess of what we currently anticipate.

Difficult economic conditions could continue to affect the performance of our Finance segment and our losses may increase if we are unable to successfully collect our finance receivables or realize sufficient value from collateral.

The financial performance of our Finance segment depends on the quality of loans, leases and other assets in its finance asset portfolios. Portfolio quality may be adversely affected by several factors, including finance receivable underwriting procedures, collateral value, geographic or industry concentrations, and the effect of general economic conditions on our customers’ businesses.  Valuations of the types of collateral securing our finance asset portfolio, particularly valuations of pre-owned aircraft, have decreased over recent years and may continue to decrease if weak economic conditions continue.  Declining collateral values could result in greater delinquencies, credit losses and foreclosures if customers elect to discontinue payments on loan balances that exceed asset values. Bankruptcy proceedings involving our borrowers may prevent or delay our ability to exercise our rights and remedies and realize the full value of our collateral.

We may need to obtain financing in the future; such financing may not be available to us on satisfactory terms, if at all.

We may periodically need to obtain financing in order to meet our debt obligations as they come due, to support our operations and/or to make acquisitions. Although we currently have access to the capital markets, our access and the cost of borrowings are affected by a number of factors including market conditions and the strength of our credit ratings. If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.

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

Our business could be negatively impacted by information technology disruptions and security threats.

Our information technology (IT) and related systems are critical to the smooth operation of our business and essential to our ability to perform day to day operations.  From time to time we update and/or replace IT systems used by our businesses.  The implementation of new systems can present temporary disruptions of business activities as existing processes are transitioned to the new systems, resulting in productivity issues, delays in production, shipments or other business operations.  In addition, we outsource certain support functions, including certain global IT infrastructure services, to third-party service providers. Any disruption of such outsourced processes or functions also could have a material adverse impact on our operations.  In addition, as a U.S. defense contractor, we face certain security threats, including threats to our IT infrastructure, unlawful attempts to gain access to our proprietary or classified information and threats to the physical security of our facilities and employees, as do our customers, suppliers, subcontractors and joint venture partners.  Cybersecurity threats, such as malicious software, attempts to gain unauthorized access to information, and other security breaches, are persistent, continue to evolve and require highly skilled IT resources.  While we have experienced cyber attacks, we have not suffered any material losses relating to such attacks, and we believe our threat detection and mitigation processes and procedures are robust.  Due to the evolving nature of these security threats, the possibility of any future material incidents cannot be completely mitigated. An IT system failure, issues related to implementation of new IT systems or breach of data security could disrupt our operations, cause the loss of business information or compromise confidential information. Such an incident also could require significant management attention and resources and increased costs, and could adversely affect our competitiveness and our results of operations.

Developing new products and technologies entails significant risks and uncertainties.

To continue to grow our revenues and segment profit, we must successfully develop new products and technologies or modify our existing products and technologies for our current and future markets. Our future performance depends, in part, on our ability to identify emerging technological trends and customer requirements and to develop and maintain competitive products and services. Delays or cost overruns in the development and acceptance of new products, or certification of new aircraft and other products, could affect our results of operations. These delays could be caused by unanticipated technological hurdles, production changes to meet customer demands, unanticipated difficulties in obtaining required regulatory certifications of new aircraft or other products, coordination with joint venture partners or failure on the part of our suppliers to deliver components as agreed. Changes in environmental laws and regulations, for example, those enacted in response to climate change concerns and other actions known as “green initiatives,” could lead to the necessity for new or additional investment in product designs or manufacturing processes and could increase environmental compliance expenditures, including costs to defend regulatory reviews. We also could be adversely affected if  our research and development investments are less successful than expected or if we do not adequately protect the intellectual property developed through these efforts. Likewise, new products and technologies could generate unanticipated safety or other concerns resulting in expanded product liability risks, potential product recalls and other regulatory issues that could have an adverse impact on us. Furthermore, because of the lengthy research and development cycle involved in bringing certain of our products to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aerospace or defense industries could have a significant effect on the demand for new products and technologies under development, which could have an adverse effect on our financial condition and results of operations. In addition, the market for our product offerings may not develop or continue to expand as we currently anticipate. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products.  A significant failure in our new product development efforts or the failure of our products or services to achieve market acceptance more rapidly than our competitors could have an adverse effect on our financial condition and results of operations.

We are subject to the risks of doing business in foreign countries.

Conducting business internationally, including U.S. exports, exposes us to different and additional risks than if we conducted our business solely within the U.S. Our exposure to such risks increases as our international business continues to grow. Our international business is subject to U.S. and local government regulations and procurement policies and practices, which may change from time to time, including regulations relating to import-export control; technology transfer; environmental, health and safety; investments; exchange controls; and repatriation of earnings or cash settlement challenges, as well as to varying currency, geopolitical and economic risks. These international risks may be especially significant with respect to aerospace and defense products for which we sometimes initially must obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell our products outside the U.S. Any significant impairment of our ability to sell products outside the U.S. could negatively impact our results of operations. Additionally, some international government customers require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts generally extend over several years and may include penalties if we fail to meet the offset requirements, which could adversely impact our results of operations. Additionally, we are facing increasing competition in our international markets from foreign and multinational firms that may have certain home country advantages over us; as a result, our ability to compete successfully in those markets may be adversely affected, which could negatively impact our revenues and profitability.

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

We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors and suppliers in connection with international programs. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we maintain policies and procedures designed to facilitate compliance with these laws, a violation of such laws by any of our international representatives, consultants, joint ventures, business partners, subcontractors or suppliers, even if prohibited by our policies, could have an adverse effect on our business and reputation.

We are subject to increasing compliance risks that could adversely affect our operating results.

As a global business, we are subject to laws and regulations in the U.S. and other countries in which we operate. Our increased focus on international sales and global operations requires importing and exporting goods and technology, some of which have military applications subjecting them to more stringent import-export controls across international borders on a regular basis. Both U.S. and foreign laws and regulations applicable to us have been increasing in scope and complexity. For example, both U.S. and foreign governments and government agencies regulate the aviation industry, and they may impose new regulations with additional aircraft security or other requirements or restrictions, including, for example, restrictions and/or fees related to carbon emissions levels. New or changing laws and regulations or related interpretation and policies could increase our costs of doing business, affect how we conduct our operations, adversely impact demand for our products, and/or limit our ability to sell our products and services. Compliance with laws and regulations of increasing scope and complexity is even more challenging in our current business environment in which reducing our operating costs is often necessary to remain competitive. In addition, a violation of U.S. and/or foreign laws by one of our employees or business partners could subject us or our employees to civil or criminal penalties, including material monetary fines, or other adverse actions, including denial of import or export privileges and debarment as a government contractor. These improper actions could damage our reputation and have an adverse effect on our business.

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

Approximately 6,000 of our U.S. employees, or 26% of our total U.S. employees, are unionized, and approximately 2,900 of our non-U.S. employees, or 32% of our total non-U.S. employees, are represented by organized councils. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. The presence of unions also may limit our flexibility in responding to competitive pressures in the marketplace. In addition, the workforces of many of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Any of these events could adversely affect our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On December 28, 2013, we operated a total of 52 plants located throughout the U.S. and 52 plants outside the U.S. We own 53 plants and lease the remainder for a total manufacturing space of approximately 21.1 million square feet.  We consider the productive capacity of the plants operated by each of our business segments to be adequate.  We also own or lease offices, warehouses, service centers and other space at various locations.    In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.

Item 3. Legal Proceedings

As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, on August 21, 2009, a purported class action lawsuit was filed in the United States District Court in Rhode Island by Dianne Leach, an alleged participant in the Textron Savings Plan. Plaintiffs alleged that the company and certain of its present and former employees, officers and directors had violated the United States Employee Retirement Income Security Act (ERISA) by imprudently permitting participants in the Textron Savings Plan to invest in Textron common stock. The complaints sought equitable relief and unspecified compensatory damages. As reported in Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, on December 13, 2012, as a result of a mediation process overseen by an independent mediator, the parties reached an agreement in principle, subject to settlement documentation and court approval, to settle the plaintiffs’ claims for an immaterial amount. On August 21, 2013, the Court entered an order preliminarily approving the settlement, certifying a settlement class, and approving the form and manner of class notice. On February 10, 2014, the Court entered an order giving final approval of the settlement and final judgment in the case. Neither Textron nor any of the other defendants in the settlement admitted any wrongdoing with respect to the allegations in the case.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “TXT.”  At December 28, 2013, there were approximately 11,500 record holders of Textron common stock.  The high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the dividends paid per share are provided in the following table:

	2013			2012
	High	Low	Dividends per Share	High	Low	Dividends per Share
First quarter	$31.30	$23.94	$0.02	$28.29	$18.37	$0.02
Second quarter	30.22	24.87	0.02	29.18	21.97	0.02
Third quarter	29.81	25.36	0.02	28.80	22.15	0.02
Fourth quarter	37.43	26.17	0.02	26.75	22.84	0.02

Issuer Repurchases of Equity Securities

On January 23, 2013, the company announced the adoption of a new plan authorizing the repurchase of up to 25 million shares of Textron common stock.  This plan has no expiration date. There were no shares purchased under the plan during 2013.

On February 5, 2014, we entered into an accelerated share repurchase agreement (ASR) with a counterparty to repurchase an aggregate of 4.3 million shares of our outstanding common stock from the counterparty for $150 million.  The ASR is scheduled to expire in December 2014. Upon final settlement of the ASR, we may receive additional shares or pay additional cash or shares, at our option, based on the daily volume weighted average market price of our common stock over the course of a calculation period, less a discount.

Stock Performance Graph

The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2008 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P Industrial Conglomerates (IC) Index. We are included in both the S&P 500 and the S&P IC indices.  The values calculated assume dividend reinvestment.

Item 6.  Selected Financial Data

(Dollars in millions, except per share amounts)	2013	2012	2011	2010	2009
Revenues
Cessna	$2,784	$3,111	$2,990	$2,563	$3,320
Bell	4,511	4,274	3,525	3,241	2,842
Textron Systems	1,665	1,737	1,872	1,979	1,899
Industrial	3,012	2,900	2,785	2,524	2,078
Finance	132	215	103	218	361
Total revenues	$12,104	$12,237	$11,275	$10,525	$10,500
Segment profit
Cessna	$(48)	$82	$60	$(29)	$198
Bell	573	639	521	427	304
Textron Systems	147	132	141	230	240
Industrial	242	215	202	162	27
Finance (a)	49	64	(333)	(237)	(294)
Total segment profit	963	1,132	591	553	475
Special charges (b)	—	—	—	(190)	(317)
Corporate expenses and other, net	(166)	(148)	(114)	(137)	(164)
Interest expense, net for Manufacturing group	(123)	(143)	(140)	(140)	(143)
Income tax (expense) benefit	(176)	(260)	(95)	6	76
Income (loss) from continuing operations	$498	$581	$242	$92	$(73)
Per share of common stock
Income (loss) from continuing operations — basic	$1.78	$2.07	$0.87	$0.33	$(0.28)
Income (loss) from continuing operations — diluted (c)	$1.75	$1.97	$0.79	$0.30	$(0.28)
Dividends declared	$0.08	$0.08	$0.08	$0.08	$0.08
Book value at year-end	$15.54	$11.03	$9.84	$10.78	$10.38
Common stock price: High	$37.43	$29.18	$28.87	$25.30	$21.00
Low	$23.94	$18.37	$14.66	$15.88	$3.57
Year-end	$36.61	$24.12	$18.49	$23.64	$18.81
Common shares outstanding (In thousands)
Basic average	279,299	280,182	277,684	274,452	262,923
Diluted average (c)	284,428	294,663	307,255	302,555	262,923
Year-end	282,059	271,263	278,873	275,739	272,272
Financial position
Total assets	$12,944	$13,033	$13,615	$15,282	$18,940
Manufacturing group debt	$1,931	$2,301	$2,459	$2,302	$3,584
Finance group debt	$1,256	$1,686	$1,974	$3,660	$5,667
Shareholders’ equity	$4,384	$2,991	$2,745	$2,972	$2,826
Manufacturing group debt-to-capital (net of cash)	15%	24%	37%	32%	39%
Manufacturing group debt-to-capital	31%	44%	47%	44%	56%
Investment data
Capital expenditures	$444	$480	$423	$270	$238
Depreciation	$349	$336	$343	$334	$344

(a)          For 2011, segment profit included a $186 million initial mark-to-market adjustment for finance receivables in the Golf Mortgage portfolio that were transferred to the held for sale classification.

(b)          Special charges include restructuring charges of $99 million and $237 million in 2010 and 2009, respectively, primarily related to severance and asset impairment charges.  In 2010, special charges also include a $91 million non-cash pre-tax charge to reclassify a foreign exchange loss from equity to the income statement as a result of substantially liquidating a Finance segment entity.  In 2009, special charges include a goodwill impairment charge of $80 million in the Industrial segment.

(c)           For 2009, the potential dilutive effect of stock options, restricted stock units and the shares that could have been issued upon the conversion of our convertible notes and upon the exercise of the related warrants was excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on the loss from continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Consolidated Results of Operations

For Textron, 2013 was an important year with significant new product introductions, strategic acquisitions and investments in the future of our businesses. During 2013, we accomplished the following:

•                  Invested $651 million in research and development costs, a 12% increase over the prior year, demonstrating our commitment to expanding our current product lines across all of our businesses. As a result, we brought new products to market in many of our businesses, including the certification of two new models of Cessna aircraft, the Citation M2 and the Sovereign+ jet.

•                  Acquired six companies, including two flight simulation and aircraft training product companies for the Textron Systems segment, two companies to augment our Greenlee business in the Industrial segment and two service centers at Cessna for an aggregate cash payment of $196 million.

•                  Made $204 million in contributions to our pension plans and ended the year with an unfunded pension plan liability of $199 million, compared to $1.3 billion at the end of 2012.

•                  Reduced our debt-to-capital, net of cash ratio to 15% from 24% in the prior year, in part due to the maturity of our convertible senior notes and the settlement of the related call option and warrants.

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 20 to 28.

Revenues

(Dollars in millions)	2013	2012	2011
Revenues	$12,104	$12,237	$11,275
% change compared with prior period	(1)%	9%

Revenues decreased $133 million, 1%, in 2013, compared with 2012, as revenue decreases in the Cessna, Finance, and Textron Systems segments were partially offset by higher revenues in the Bell and Industrial segments.  The net revenue decrease included the following factors:

•                  Lower Cessna revenues of $327 million, primarily due to lower Citation jet volume of $384 million and CitationAir volume of $114 million, partially offset by higher aftermarket volume of $65 million and higher pre-owned aircraft volume of $53 million.

•                  Lower Finance revenues of $83 million, primarily attributable to an unfavorable impact of $46 million from lower average finance receivables and a decrease of $25 million in revenues related to the resolution of a Timeshare account in 2012.

•                  Lower Textron Systems revenues of $72 million, largely due to lower volume of $51 million in the Marine & Land product line and lower volume of $28 million in the UAS product line.

•                  Higher Bell revenues of $237 million, largely due to higher volume of $163 million in our military programs, primarily reflecting higher V-22 deliveries and aftermarket volume, and $74 million of higher commercial revenues, largely due to higher aircraft volume.

•                  Higher Industrial segment revenues of $112 million, primarily due to higher volume of $58 million and the impact of acquisitions of $46 million.

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

•                  Higher Finance revenues of $112 million as described more fully in the Segment Analysis below.

•                  Lower Textron Systems revenues of $135 million, primarily due to lower volume across all product lines.

Cost of Sales and Selling and Administrative Expense

(Dollars in millions)	2013	2012	2011
Operating expenses	$11,257	$11,184	$10,503
Cost of sales	10,131	10,019	9,308
% change compared with prior period	1%	8%
Gross margin as a percentage of Manufacturing revenues	15.4%	16.7%	16.7%
Selling and administrative expenses	1,126	1,165	$1,195
% change compared with prior period	(3)%	(3)%

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses.  Changes in operating expenses are more fully discussed in our Segment Analysis below.

Cost of sales as a percentage of manufacturing revenues was 84.6% in 2013, and 83.3% in both 2012 and 2011.

Consolidated manufacturing cost of sales increased $112 million, 1%, in 2013, compared with 2012, primarily due to higher sales volume at Bell and the impact from businesses acquired in 2013, partially offset by lower sales at Cessna and Textron Systems.  In 2013, gross margin as a percentage of manufacturing revenues decreased 130 basis points primarily due to unfavorable performance at Bell, largely due to manufacturing inefficiencies associated with labor disruptions resulting from negotiations with bargained employees and with the implementation of a new enterprise resource planning system in the first quarter of 2013, as well as lower Citation jet and CitiationAir volume at Cessna.

Selling and administrative expenses decreased $39 million, 3%, in 2013 compared with 2012, largely due to a reduction in administrative expenses of $26 million and lower provision for loan losses of $20 million at the Finance segment, both primarily associated with the non-captive business. Selling and administrative expense was also impacted by $28 million in severance costs incurred in 2013 at Cessna, which were largely offset by a $27 million charge from an unfavorable arbitration award incurred in 2012 at Cessna.

In 2012, consolidated manufacturing cost of sales increased $711 million, 8%, compared with 2011, principally due to higher net sales volume.  Cost of sales was reduced by $65 million in 2012 from foreign exchange fluctuations, primarily in the Industrial segment due to the weakening of the euro.  In addition, cost of sales included $37 million in charges related to our new UAS fee-for-service contracts at Textron Systems, which were offset by the impact of 2011 charges at Textron Systems of $60 million related to the impairment of intangible assets and severance costs.  Selling and administrative expense decreased $30 million, 3%, in 2012, compared with 2011.  The decrease was largely driven by lower operating expenses of $56 million at the Finance segment primarily associated with the exit  of the non-captive business, partially offset by a $27 million charge at Cessna from an unfavorable arbitration award described more fully in the Segment Analysis below.

Interest Expense

(Dollars in millions)	2013	2012	2011
Interest expense	$173	$212	$246
% change compared with prior period	(18)%	(14)%

Interest expense on the Consolidated Statement of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated.  Interest expense for the Finance segment is included within segment profit and includes intercompany interest.

Consolidated interest expense decreased $39 million, 18%, in 2013, compared with 2012, and $34 million, 14%, in 2012 compared with 2011, primarily due to lower average debt outstanding.

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

Other Losses, net

In 2011, other losses, net included $55 million in losses on the early extinguishment of a portion of our convertible notes which was largely offset by a $52 million gain from the collection on notes receivable in connection with the disposition of the Fluid & Power business in 2008.

Income Tax Expense

Our effective tax rate was 26.1% in 2013, 30.9% in 2012 and 28.1% in 2011, and generally differs from the U.S. federal statutory tax rate of 35% due to certain earnings from our operations in lower-tax jurisdictions throughout the world, as well as research credits.  The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include primarily Canada, Germany, Belgium and China.  We have not provided for U.S. taxes for those earnings because we plan to reinvest all of those earnings indefinitely outside of the U.S.  Our effective tax rate will fluctuate based on the mix of earnings from our U.S. and non-U.S. operations.  In addition, the American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 to retroactively reinstate and extend the Federal Research and Development Tax Credit from January 1, 2012 to December 31, 2013.  As a result our income tax provision for 2013 includes a tax benefit that reduced the annual effective tax rate by approximately four percent.  We estimate our full year annual effective tax rate in 2014 to be approximately 31.5%.  For a full reconciliation of our effective tax rate to the U.S. federal statutory tax rate of 35% see Note 12 to the Consolidated Financial Statements.

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

Approximately 30% of our 2013 revenues were derived from contracts with the U.S. Government.  For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix.  Changes in volume that are discussed in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refers to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes.

Cessna

				% Change
(Dollars in millions)	2013	2012	2011	2013	2012
Revenues	$2,784	$3,111	$2,990	(11)%	4%
Operating expenses	2,832	3,029	2,930	(7)%	3%
Segment (loss) profit	(48)	82	60	—	37%
Profit margin	(2)%	3%	2%
Backlog	$1,018	$1,062	$1,889	(4)%	(44)%

Cessna Revenues and Operating Expenses

Factors contributing to the 2013 year-over-year revenue change are provided below:

(In millions)	2013 versus 2012
Volume	$(373)
Acquisitions	33
Other	13
Total change	$(327)

In 2013, Cessna’s revenues decreased $327 million, 11%, compared with 2012, primarily due to lower Citation jet volume of $384 million and lower CitationAir volume of $114 million, largely related to the wind-down of our fractional share business.  These decreases were partially offset by higher aftermarket volume of $65 million, largely due to increased service demand, and higher pre-owned aircraft volume of $53 million.  We delivered 139 Citation jets in 2013, compared with 181 jets in 2012.  During 2013, the portion of Cessna’s revenues derived from aftermarket sales and services increased to 33% of Cessna’s revenues, compared with 25% in the corresponding period of 2012, due to higher aftermarket volume and the impact of lower Citation jet revenues.

Cessna’s operating expenses decreased $197 million, 7%, in 2013, compared with 2012, primarily due to lower sales volume as discussed above.  The volume-related decrease in operating expenses was partially offset by $37 million of operating costs incurred by service centers acquired at the beginning of 2013 and $33 million of inflation, largely due to higher pension expense of $17 million.

Operating expenses in 2013 were impacted by $28 million in severance costs incurred during the first half of the year in connection with a voluntary separation program offered to qualifying salaried employees and a reduction of certain direct production positions due to an adjustment of our production schedule.  Operating expenses in 2012 included a $27 million charge from an unfavorable arbitration award recorded in the fourth quarter.

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

•                  $27 million charge recorded in the fourth quarter of 2012 due to an unfavorable award an arbitration panel entered against Cessna as a result of an alleged breach of a supply agreement.

These increases were partially offset by $33 million of cost reductions from improved factory efficiency and $24 million in lower engineering and development expenses.

Cessna Segment (Loss) Profit

Factors contributing to 2013 year-over-year segment (loss) profit change are provided below:

(In millions)	2013 versus 2012
Volume	$(99)
Inflation, net of pricing	(21)
Other	(10)
Total change	$(130)

Cessna’s segment profit decreased $130 million in 2013, compared with 2012, primarily due to a $99 million impact from lower sales volume as described above and $21 million in inflation, net of pricing, largely due to higher pension expense of $17 million. Segment profit was also impacted by $28 million in severance costs incurred in 2013, largely offset by a $27 million charge from an unfavorable arbitration award incurred in 2012, as described above.

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

Cessna Backlog

Cessna’s backlog decreased $44 million, 4%, in 2013 and $827 million, 44%, in 2012.  The decrease in backlog in 2012 was mainly attributable to deliveries in excess of new orders and canceled Citation jet orders.

Bell

				% Change
(Dollars in millions)	2013	2012	2011	2013	2012
Revenues:
V-22 program	$1,755	$1,611	$1,380	9%	17%
Other military	959	940	919	2%	2%
Commercial	1,797	1,723	1,226	4%	41%
Total revenues	4,511	4,274	3,525	6%	21%
Operating expenses	3,938	3,635	3,004	8%	21%
Segment profit	573	639	521	(10)%	23%
Profit margin	13%	15%	15%
Backlog	$6,450	$7,469	$7,346	(14)%	2%

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

Bell Revenues and Operating Expenses

Factors contributing to the 2013 year-over-year revenue change are provided below:

(In millions)	2013 versus 2012
Volume	$193
Other	44
Total change	$237

Bell’s revenues increased $237 million, 6% in 2013, compared with 2012, due to the following factors:

•                  $144 million increase in V-22 program volume largely due to higher aircraft deliveries, as we delivered 41 V-22 aircraft in 2013, compared with 39 aircraft in 2012. In addition, military aftermarket volume was higher by $35 million, reflecting increased support of fielded aircraft.

•                  $74 million increase in commercial revenues, largely due to higher aircraft volume, as we delivered 213 aircraft in 2013, compared to 188 aircraft in 2012.  This increase was partially offset by lower commercial aftermarket revenue of $50 million, largely due to lower volume, which in part, resulted from the conversion to a new enterprise resource planning system in the first quarter of 2013.

•                  $19 million increase in other military volume, reflecting higher H-1 deliveries.  We delivered 25 H-1 aircraft in 2013, compared with 24 H-1 aircraft in 2012.

Bell’s operating expenses increased $303 million, 8%, in 2013, respectively, compared with 2012, largely due to higher volume as described above and $68 million in unfavorable performance, which included $27 million in lower favorable profit adjustments on its long-term contracts.  The unfavorable performance was largely due to manufacturing inefficiencies associated with labor disruptions resulting from negotiations with bargained employees and with the implementation of a new enterprise resource planning system in the first quarter of 2013.  On October 13, 2013, Bell reached a new five-year collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) and UAW Local 218 which represents these employees.  The impact of these disruptions is expected to continue to depress Bell’s margins in 2014 as the costs for inventories manufactured in 2013 are realized as products are delivered.

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

Bell’s operating expenses increased $631 million, 21%, in 2012, compared with 2011, primarily due to higher sales volume discussed above.

Bell Segment Profit

Factors contributing to 2013 year-over-year segment profit change are provided below:

(In millions)	2013 versus 2012
Performance	$(68)
Volume and Mix	(10)
Other	12
Total change	$(66)

Bell’s segment profit decreased $66 million, 10%, in 2013, respectively, compared with 2012, primarily due to unfavorable performance discussed above.  Segment profit was also impacted by an unfavorable mix of commercial aircraft deliveries.

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

Bell Backlog

Backlog decreased $1.0 billion, 14%, at Bell during 2013 primarily due to deliveries on the V-22 and H-1 programs that exceeded orders.  In 2012, Bell’s backlog increased $123 million, 2%, reflecting orders in excess of deliveries.

Textron Systems

				% Change
(Dollars in millions)	2013	2012	2011	2013	2012
Revenues	$1,665	$1,737	$1,872	(4)%	(7)%
Operating expenses	1,518	1,605	1,731	(5)%	(7)%
Segment profit	147	132	141	11%	(6)%
Profit margin	9%	8%	8%
Backlog	$2,803	$2,919	$1,337	(4)%	118%

Textron Systems Revenues and Operating Expenses

Factors contributing to the 2013 year-over-year revenue change are provided below:

(In millions)	2013 versus 2012
Volume	$(76)
Other	4
Total change	$(72)

Revenues at Textron Systems decreased $72 million, 4%, in 2013, compared with 2012, primarily due to lower volume in the Marine & Land product line of $51 million and in the UAS product line of $28 million.

Textron Systems’ operating expenses decreased $87 million, 5%, in 2013, compared with 2012, primarily due to improved performance reflecting the favorable impact of lower profit adjustments,  including $22 million in lower UAS fee-for-service program charges, along with cost reduction initiatives across most product lines  Operating expenses were also impacted by the lower sales volume described above.

Factors contributing to the 2012 year-over-year revenue change are provided below:

(In millions)	2012 versus 2011
Volume	$(141)
Other	6
Total change	$(135)

Revenues at Textron Systems decreased $135 million, 7%, in 2012, compared with 2011, primarily due to lower volume in the Marine & Land product line of $76 million, lower volume in the Mission Support and Other product line of $45 million and lower volume in Weapons and Sensors of $13 million.

Textron Systems’ operating expenses decreased $126 million, 7%, in 2012, compared with 2011, primarily due to the lower volume.  Operating expenses for 2012 included $37 million in charges discussed below related to the UAS fee-for-service program, which were offset by the impact of charges at Textron Systems of $60 million during 2011, related to the impairment of intangible assets and severance costs.

UAS Fee-For-Service Program

In 2012, we were awarded two indefinite delivery, indefinite quantity (IDIQ) contracts with separate U.S. Government customers for UAS fee-for-service activities. In the third quarter of 2012, we experienced start-up issues as we began deployment for the first of these contracts, the MEUAS II program, which required us to augment training procedures, add resources and adjust certain estimated costs. At that time, we took an $18 million charge reflecting our estimated loss on the awarded task orders under both contracts based on our deployment experience, which resulted in changes to certain assumptions, and also reflected higher subcontractor, up-front training and program management costs to support the ramp-up. In the fourth quarter of 2012, we experienced propulsion performance issues with our systems, and as a result, we were not able to perform within our previous cost estimates. Based on the issues we have encountered, we increased our estimate of the cost to complete the awarded task orders under both contracts through completion of those orders and recorded a $19 million unfavorable program profit adjustment in the fourth quarter of 2012.

In 2013, we recorded $15 million of charges for the UAS fee-for service program related to our estimate of costs to fulfill options that were exercised by the customer during the third quarter; these options extended the period of performance on the initial task orders under the contracts for one year.  We continued to experience unacceptable quality from our engine supplier for this program and decided in the third quarter to transition the manufacture of the engine to our Lycoming business.  We believe this change will allow us to improve performance.

Textron Systems Segment Profit

Factors contributing to 2013 year-over-year segment profit change are provided below:

(In millions)	2013 versus 2012
Performance	$58
Volume and mix	(33)
Other	(10)
Total change	$15

Segment profit at Textron Systems increased $15 million, 11% in 2013 compared with 2012, largely due to improved performance reflecting the favorable impact of lower profit adjustments, including $22 million in lower UAS fee-for-service program charges, along with cost reduction initiatives across most product lines. This improved performance was partially offset by the lower volume described above.

Factors contributing to 2012 year-over-year segment profit change are provided below:

(In millions)	2012 versus 2011
Volume and mix	$(57)
Impairment charge in 2011	41
Performance	4
Other	3
Total change	$(9)

Segment profit at Textron Systems decreased $9 million, 6%, in 2012, compared with 2011, reflecting the impact of lower volume described above and deliveries on lower margin contracts during the current period.  The favorable performance reflects a charge in 2011 of $19 million primarily in severance costs related to workforce reductions, $9 million in lower amortization expense on intangible assets and $8 million in lower net research and development costs, partially offset by the $37 million in charges related to the UAS fee-for-service program described above.

Textron Systems Backlog

In 2013, Textron Systems backlog decreased $116 million, 4%, largely due to deliveries in excess of new orders.  In 2012, Textron Systems backlog increased $1.6 billion, 118%, largely due to additional orders in the UAS and Marine & Land product lines, including the Canadian TAPV contract for $693 million.

Industrial

				% Change
(Dollars in millions)	2013	2012	2011	2013	2012
Revenues:
Fuel Systems and Functional Components	$1,853	$1,842	$1,823	1%	1%
Other Industrial	1,159	1,058	962	10%	10%
Total revenues	3,012	2,900	2,785	4%	4%
Operating expenses	2,770	2,685	2,583	3%	4%
Segment profit	242	215	202	13%	6%
Profit margin	8%	7%	7%

Industrial Revenues and Operating Expenses

Factors contributing to the 2013 year-over-year revenue change are provided below:

(In millions)	2013 versus 2012
Volume	$58
Acquisitions	46
Other	8
Total change	$112

Industrial segment revenues increased $112 million, 4%, in 2013, compared with 2012, largely due to higher volume of $58 million and the impact from newly acquired companies of $46 million within our Powered Tools, Testing and Measurement Equipment product line.  Higher volume resulted from a $32 million increase in the Other Industrial product lines, mostly due to higher market demand in the Golf, Turf Care and Light Transportation Vehicle product line, and a $26 million increase in the Fuel Systems and Functional Components line, reflecting higher automotive industry demand in North America.

Operating expenses for the Industrial segment increased $85 million, 3%, in 2013, compared with 2012, largely due to higher volume and a $43 million impact from newly acquired companies.  Operating expenses were also impacted by improved performance of $27 million associated with the Fuel Systems and Functional Components product line, which was partially offset by $16 million of inflation in this product line, reflecting higher compensation and material costs.

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

Industrial Segment Profit

Factors contributing to 2013 year-over-year segment profit change are provided below:

(In millions)	2013 versus 2012
Performance	$39
Volume	9
Inflation, net of pricing	(22)
Other	1
Total change	$27

Segment profit for the Industrial segment increased $27 million, 13%, in 2013, compared with 2012, primarily due to improved performance of which $27 million was associated with the Fuel Systems and Functional Components product line. The $22 million unfavorable impact from inflation, net of pricing, was primarily in the Fuel Systems and Functional Components product line, reflecting higher compensation and material costs.

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

Finance

(In millions)	2013	2012	2011
Revenues	$132	$215	$103
Segment profit (loss)	49	64	(333)

Finance Revenues

Finance segment revenues decreased $83 million in 2013, compared with 2012, primarily attributable to an unfavorable impact of $46 million, attributable to lower average finance receivables of $834 million.  Revenues during 2013 were also lower by $25 million due to the resolution of a Timeshare account that returned to accrual status in 2012.

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

Finance Segment Profit (Loss)

Finance segment profit decreased $15 million in 2013, compared with 2012, primarily resulting from the resolution of a Timeshare account in 2012 as discussed above, as well as an unfavorable impact of $25 million in net interest margin from lower average finance receivables.  These decreases were partially offset by lower administrative expenses of $26 million and lower provision for loan losses of $20 million, largely related to the downsizing of the non-captive business.

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

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables that are classified as held for investment.

(Dollars in millions)	December 28, 2013	December 29, 2012
Finance receivables	$1,483	$1,934
Nonaccrual finance receivables	105	143
Ratio of nonaccrual finance receivables to finance receivables	7.08%	7.39%
60+ days contractual delinquency	$80	$90
60+ days contractual delinquency as a percentage of finance receivables	5.39%	4.65%

Liquidity and Capital Resources

Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments.  The Finance group, which also is the Finance segment, consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries.  We designed this framework to enhance our borrowing power by separating the Finance group.  Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services.  Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.

Key information that is utilized in assessing our liquidity is summarized below:

(In millions)	December 28, 2013	December 29, 2012
Manufacturing group
Cash and equivalents	$1,163	$1,378
Debt	1,931	2,301
Shareholders’ equity	4,384	2,991
Capital (debt plus shareholders’ equity)	6,315	5,292
Net debt (net of cash and equivalents) to capital	15%	24%
Debt to capital	31%	44%
Finance group
Cash and equivalents	$48	$35
Debt	1,256	1,686

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

On October 4, 2013, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  This facility expires in October 2018.  At December 28, 2013, there were no amounts borrowed against the facility, and there were $35 million of letters of credits issued against it.

We maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.  On January 30, 2014, we issued $250 million in 3.65% notes due 2021 and $350 million in 4.30% notes due 2024 under this registration statement.  We plan to use the net proceeds of the issuance of these notes to finance a portion of the acquisition of all outstanding equity interests in Beech Holdings, LLC, the parent of Beechcraft Corporation, which we have agreed to purchase for approximately $1.4 billion in cash.  The transaction is expected to close during the first half of 2014, subject to customary closing conditions, including regulatory approvals.  If the transaction is not completed, or the related merger agreement is terminated, on or before December 31, 2014, we will be required to redeem all outstanding 2021 notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

On January 24, 2014, in order to finance the Beechcraft acquisition, we also entered into a five-year term loan with a syndicate of banks in the principal amount of $500 million which we intend to draw down upon the closing of the transaction.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statement of Cash Flows are summarized below:

(In millions)	2013	2012	2011
Operating activities	$658	$958	$761
Investing activities	(624)	(476)	(423)
Financing activities	(240)	29	(360)

We generated $658 million in cash from operating activities in 2013 on $914 million in Manufacturing group segment profit and $470 million of net income. The $300 million decrease in cash flows from operating activities from 2012 was largely due to a $429 million impact related to working capital requirements and $64 million in lower income from continuing operations, which were partially offset by $211 million in lower contributions to our pension plans in 2013.  The most significant change within working capital was a $230 million unfavorable impact resulting from net tax payments of $223 million in 2013, compared to net tax refunds of $7 million in 2012.  In addition, we had $165 million in cash inflows related to changes in inventory levels, largely at Cessna, which was more than offset by $264 million of cash outflows from changes in accounts receivable and accounts payable.  The change in inventory levels at Cessna was primarily related to lower pre-owned inventory, partially offset by higher inventory in support of new sales.

In 2012, we generated $958 million in cash from operating activities on $1.1 billion in Manufacturing group segment profit and $534 million of Manufacturing group net income. The 26% increase in cash flows from operating activities from 2011 was largely due to lower cash contributions of $237 million made to our pension plans in 2012. Within working capital, we had a $117 million reduction in cash resulting from an increase in pre-owned inventory in at Cessna primarily due to higher trade-in activities, which was largely offset by a reduction in net taxes paid.

Pension contributions were $194 million, $405 million and $642 million in 2013, 2012 and 2011, respectively.

Investing cash flows in 2013, 2012 and 2011 primarily included capital expenditures of $444 million, $480 million, and $423 million, respectively.  Cash flows from investing activities also included $196 million of cash used in 2013 for acquisitions of four businesses within our Textron Systems and Industrial segments and two service centers in our Cessna segment.

In 2013, financing activities primarily consisted of the repayment of $528 million of outstanding debt, including the settlement of our convertible notes, which was partially offset by proceeds from a $150 million variable-rate term loan agreement.  In 2012, we generated cash from financing activities, largely due to the receipt of $490 million from the Finance group in payment of its intergroup borrowing, partially offset by $272 million in share repurchases and $189 million in payments on our outstanding debt. In 2011, financing activities primarily consisted of $580 million in payments related to the purchase and cancellation of convertible notes and $175 million in intergroup financing for our Finance group, partially offset by $496 million in proceeds from the issuance of notes.

Dividends

Dividend payments to shareholders totaled $22 million, $17 million and $22 million in 2013, 2012 and 2011, respectively.

Share Repurchases

In the fourth quarter of 2012, under a 2007 share repurchase authorization, we repurchased 11.1 million shares of our common stock for a total cost of $272 million which fully utilized our available repurchase authorization.  On January 23, 2013, our Board of Directors approved a new authorization program for 25 million shares under which we intend to purchase shares of common stock to offset the impact of dilution from share-based compensation plans beginning in 2014 and for opportunistic capital management purposes.

On February 5, 2014, we entered into an accelerated share repurchase agreement (ASR) with a counterparty to repurchase an aggregate of 4.3 million shares of our outstanding common stock from the counterparty for $150 million.  The ASR is scheduled to expire in December 2014. Upon final settlement of the ASR, we may receive additional shares or pay additional cash or shares, at our option, based on the daily volume weighted average market price of our common stock over the course of a calculation period, less a discount.

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

(In millions)	2013	2012	2011
Dividends paid by TFC to Textron	$175	$345	$179
Capital contributions paid to TFC under Support Agreement	—	(240)	(182)

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

Finance Group Cash Flows

The cash flows from continuing operations for the Finance group are summarized below:

(In millions)	2013	2012	2011
Operating activities	$66	$5	$65
Investing activities	624	934	1,453
Financing activities	(677)	(918)	(1,536)

In 2013 and 2012, the Finance group’s cash flows from operating activities were primarily impacted by changes in net taxes received/paid and the impact of earnings.  Net tax refunds/(payments) were $49 million, $(43) million and $65 million in 2013, 2012 and 2011, respectively. Net tax payments in 2012 included a settlement related to the Internal Revenue Service’s challenge of tax deductions claimed in prior years for certain leveraged lease transactions.

Cash flows from investing activities primarily included collections on finance receivables and proceeds from sales of finance receivables and other finance assets totaling $853 million in 2013, $1.3 billion in 2012 and $1.9 billion in 2011, partially offset by financial receivable originations of $271 million in 2013, $331 million in 2012 and $471 million in 2011.

Cash used in financing activities included principal payments on long-term debt of $743 million, $426 million and $756 million in 2013, 2012 and 2011, respectively.  These cash outflows were partially offset by proceeds from long term debt of $298 million, $106 million and $430 million, respectively.  In 2012, the Finance group also made cash payments totaling $493 million to the Manufacturing group related to intergroup borrowings.  In 2011, the Finance group paid $1.4 billion against the outstanding balance on its bank line of credit.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2013	2012	2011
Operating activities	$813	$935	$1,068
Investing activities	(264)	378	843
Financing activities	(742)	(781)	(1,951)

Cash flows from operating activities decreased $122 million during 2013 as compared with 2012, largely due to a $133 million impact related to working capital requirements and lower earnings, which were partially offset by a $206 million impact of lower contributions to our pension plans in 2013.  Significant changes within working capital included a $138 million unfavorable impact resulting from net taxes paid between the periods as net tax payments were $174 million and $36 million in 2013 and 2012, respectively, and $264 million of cash outflows related to changes in accounts receivable and accounts payable. These cash outflows were partially offset by $198 million of cash inflows related to changes in inventory levels, largely at Cessna, and a $141 million impact from lower captive finance receivables.

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

Cash flows from investing activities included capital expenditures of $444 million, $480 million, and $423 million in 2013, 2012 and 2011, respectively.  Collections on finance receivables and proceeds from sales of finance receivables and other finance assets totaled $368 million in 2013, $848 million in 2012 and $1.4 billion in 2011.  Cash flows from investing activities also included $196 million of cash used in 2013 for acquisitions of four businesses within our Textron Systems and Industrial segments and two service centers in our Cessna segment.

Financing activities primarily consisted of the repayment of outstanding long-term debt of $1.3 billion, $0.6 billion and $1.4 billion in 2013, 2012 and 2011, respectively, partially offset by proceeds from the issuance of long-term debt of $448 million, $106 million and $926 million, in 2013, 2012 and 2011, respectively.  Cash used in financing activities also included $272 million of share repurchases in 2012 and repayments of $1.4 billion against the outstanding balance on our bank credit lines in 2011.

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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

(In millions)	2013	2012	2011
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(248)	$(309)	$(284)
Cash received from customers and the sale of receivables	485	405	520
Other capital contributions made to Finance group	—	—	(60)
Other	27	(16)	11
Total reclassifications from investing activities	264	80	187
Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group	1	240	182
Dividends received by Manufacturing group from Finance group	(175)	(345)	(179)
Other capital contributions made to Finance group	—	—	60
Other	(1)	(3)	(8)
Total reclassifications from financing activities	(175)	(108)	55
Total reclassifications and adjustments to cash flow from operating activities	$89	$(28)	$242

Contractual Obligations

Manufacturing Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of December 28, 2013:

		Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Liabilities reflected in balance sheet:
Long-term debt	$1,936	$8	$765	$365	$798
Interest on borrowings	509	108	183	122	96
Pension benefits for unfunded plans (1)	359	26	48	43	242
Postretirement benefits other than pensions (1)	445	48	85	71	241
Other long-term liabilities (2)	549	123	147	65	214
Liabilities not reflected in balance sheet:
Operating leases (3)	342	63	82	49	148
Purchase obligations (4)	3,264	2,492	742	18	12
Total Manufacturing group	$7,404	$2,868	$2,052	$733	$1,751

(1)   We maintain defined benefit pension plans and postretirement benefit plans other than pensions as discussed in Note 11 to the Consolidated Financial Statements.  Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans.  Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years.  Our policy for funding pension plans is to make contributions annually, consistent with applicable laws and regulations; however, future contributions to our pension plans are not included in the above table.  In 2014, we expect to make contributions to our funded pension plans of approximately $33 million and approximately $19 million in the Retirement Account Plan.  Based on our current assumptions, which may change with changes in market conditions, our current contribution estimates for each of the years from 2015 through 2018 are estimated to be in the range of approximately $75 million to $130 million under the plan provisions in place at this time.

(2)   Other long-term liabilities included in the table consist primarily of undiscounted amounts in the Consolidated Balance Sheet as of December 28, 2013, representing obligations under deferred compensation arrangements and estimated environmental remediation costs. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals.  The timing of cash flows associated with environmental remediation costs is largely based on historical experience.  Other long-term liabilities, such as deferred taxes, unrecognized tax benefits and product liability, warranty and litigation reserves, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments.

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

Finance Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Finance group as of December 28, 2013:

		Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Liabilities reflected in balance sheet:
Term debt	$783	$174	$357	$133	$119
Securitized debt (1)	172	49	93	26	4
Subordinated debt	299	—	—	—	299
Interest on borrowings (2)	260	40	67	24	129
Total Finance group	$1,514	$263	$517	$183	$551

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

At December 28, 2013, the Finance group also had $93 million in other liabilities, primarily accounts payable and accrued expenses, that are payable within the next 12 months.

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

The following table sets forth the aggregate gross amount of all program profit adjustments that are included within segment profit for the three years ended December 28, 2013:

(In millions)	2013	2012	2011
Gross favorable	$51	$88	$83
Gross unfavorable	(22)	(73)	(29)
Net adjustments	$29	$15	$54

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

We calculate the fair value of each reporting unit, primarily using discounted cash flows. These cash flows incorporate assumptions for short- and long-term revenue growth rates, operating margins and discount rates that represent our best estimates of current and forecasted market conditions, cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a business having similar risks and business characteristics to the reporting unit being assessed.  The revenue growth rates and operating margins used in our discounted cash flow analysis are based on our strategic plans and long-range planning forecasts.  The long-term growth rate we use to determine the terminal value of the business is based on our assessment of its minimum expected terminal growth rate, as well as its past historical growth and broader economic considerations such as gross domestic product, inflation and the maturity of the markets we serve.  We utilize a weighted-average cost of capital in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows of each reporting unit.  We believe this approach yields a discount rate that is consistent with an implied rate of return that an independent investor or market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.

If the reporting unit’s estimated fair value exceeds its carrying value, the reporting unit is not impaired, and no further analysis is performed.  Otherwise, the amount of the impairment must be determined by comparing the carrying amount of the reporting unit’s goodwill to the implied fair value of that goodwill.  The implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.  If the carrying amount of the goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to that excess.

Based on our annual impairment review, the fair value of all of our reporting units exceeded their carrying values, and we do not believe that there is a reasonable possibility that any units might fail the initial step of the impairment test in the foreseeable future.

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

To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will increase pension expense.  For 2013, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 7.56%, compared with 7.58% in 2012.  In 2013 and 2012, the assumed rate of return for our domestic plans, which represent approximately 90% of our total pension assets, was 7.75%.  A 50-basis-point decrease in this long-term rate of return in 2013 would have increased pension expense for our domestic plans by approximately $25 million.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled.  This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change.  A lower discount rate increases the present value of the benefit obligations and increases pension expense.  In 2013, the weighted-average discount rate used in calculating pension expense was 4.23%, compared with 4.94% in 2012.  For our domestic plans, the assumed discount rate was 4.25% in 2013, compared with 5.00% for 2012.  A 50-basis-point decrease in this discount rate in 2013 would have increased pension expense for our domestic plans by approximately $31 million.

The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities.  The 2013 medical and prescription drug healthcare cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits.  The 2013 medical rate of 7.20% is assumed to decrease to 5.00% by 2021 and then remain at that level.  The 2013 prescription drug rate of 7.20% is assumed to decrease to 5.00% by 2021 and then remain at that level.  See Note 11 to the Consolidated Financial Statements for the impact of a one-percentage-point change in the cost trend rate.

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

Finance Receivables

Finance receivables are generally recorded at the amount of outstanding principal less allowance for losses.  We maintain the allowance for losses on finance receivables at a level considered adequate to cover inherent losses in the portfolio based on management’s evaluation.  For larger balance accounts specifically identified as impaired, including large accounts in homogeneous portfolios, a reserve is established based on comparing the expected future cash flows, discounted at the finance receivable’s effective interest rate, or the fair value of the underlying collateral if the finance receivable is collateral dependent, to its carrying amount.  The expected future cash flows consider collateral value; financial performance and liquidity of our borrower; existence and financial strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession and eventual disposal of collateral.  When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the potential outcomes based on their relative likelihood of occurrence.  The evaluation of our portfolio is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the estimated fair value of the underlying collateral, which may differ from actual results.  While our analysis is specific to each individual account, critical factors included in this analysis include industry valuation guides, age and physical condition of the collateral, payment history and existence and financial strength of guarantors.

We also establish an allowance for losses to cover probable but specifically unknown losses existing in the portfolio. This allowance is established as a percentage of non-recourse finance receivables, which have not been identified as requiring specific reserves. The percentage is based on a combination of factors, including historical loss experience, current delinquency and default trends, collateral values and both general economic and specific industry trends.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency-denominated assets with liabilities in the same currency so that certain exposures are naturally offset.  We primarily use borrowings denominated in euro and British pound sterling for these purposes.  In managing our foreign currency transaction exposures, we also enter into foreign currency forward exchange and option contracts.  These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency.  The notional amount of outstanding foreign exchange contracts and foreign currency options was approximately $636 million and $664 million at the end of 2013 and 2012, respectively.

The impact of foreign exchange rate changes for 2013 and 2012 from the prior year for each period is provided below:

(In millions)	2013	2012
Impact of foreign exchange rates increased (decreased):
Revenues	$6	$(80)
Segment profit	(1)	(10)

Interest Rate Risks

Our financial results are affected by changes in interest rates.  As part of managing this risk, we seek to achieve a prudent balance between floating- and fixed-rate exposures.  We continually monitor our mix of these exposures and adjust the mix, as necessary.  For our Finance group, we limit our risk to changes in interest rates with a strategy of matching floating-rate assets with floating-rate liabilities that includes the use of interest rate exchange agreements.

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

	2013			2012
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign exchange rate risk
Debt	$(249)	$(275)	$(27)	$(564)	$(598)	$(60)
Foreign currency exchange contracts	(12)	(12)	33	6	6	34
	$(261)	$(287)	$6	$(558)	$(592)	$(26)
Interest rate risk
Debt	$(1,854)	$(2,027)	$(13)	$(2,225)	$(2,636)	$(9)

Finance group
Interest rate risk
Finance receivables	$1,296	$1,356	$24	$1,766	$1,793	$36
Debt, including intergroup	(1,256)	(1,244)	(4)	(1,687)	(1,678)	(13)
	$40	$112	$20	$79	$115	$23

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

Report of Management

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K.  The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and include amounts based on management’s best estimates and judgments.  Management also is responsible for establishing and maintaining adequate internal control over financial reporting for Textron Inc. as such term is defined in Exchange Act Rules 13a-15(f).  With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of December 28, 2013, as stated in its reports, which are included herein.

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

February 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Textron Inc.

We have audited Textron Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria).  Textron Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Textron Inc. as of December 28, 2013 and December 29, 2012, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 28, 2013 of Textron Inc. and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 14, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Textron Inc.

We have audited the accompanying Consolidated Balance Sheets of Textron Inc. as of December 28, 2013 and December 29, 2012, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 28, 2013.  Our audits also included the financial statement schedule contained on page 78.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Inc. at December 28, 2013 and December 29, 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 14, 2014

Consolidated Statements of Operations

For each of the years in the three-year period ended December 28, 2013

(In millions, except per share data)	2013	2012	2011
Revenues
Manufacturing revenues	$11,972	$12,022	$11,172
Finance revenues	132	215	103
Total revenues	12,104	12,237	11,275
Costs, expenses and other
Cost of sales	10,131	10,019	9,308
Selling and administrative expense	1,126	1,165	1,195
Interest expense	173	212	246
Valuation allowance on transfer of Golf Mortgage portfolio to held for sale	—	—	186
Other losses, net	—	—	3
Total costs, expenses and other	11,430	11,396	10,938
Income from continuing operations before income taxes	674	841	337
Income tax expense	176	260	95
Income from continuing operations	498	581	242
Income from discontinued operations, net of income taxes	—	8	—
Net income	$498	$589	$242

Basic earnings per share
Continuing operations	$1.78	$2.07	$0.87
Discontinued operations	—	0.03	—
Basic earnings per share	$1.78	$2.10	$0.87
Diluted earnings per share
Continuing operations	$1.75	$1.97	$0.79
Discontinued operations	—	0.03	—
Diluted earnings per share	$1.75	$2.00	$0.79

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)

For each of the years in the three-year period ended December 28, 2013

(In millions)	2013	2012	2011
Net income	$498	$589	$242
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	747	(146)	(286)
Deferred gains/losses on hedge contracts, net of reclassifications	(16)	(1)	(20)
Foreign currency translation adjustments	12	2	(3)
Other comprehensive income (loss)	743	(145)	(309)
Comprehensive income (loss)	$1,241	$444	$(67)

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	December 28, 2013	December 29, 2012
Assets
Manufacturing group
Cash and equivalents	$1,163	$1,378
Accounts receivable, net	979	829
Inventories	2,963	2,712
Other current assets	467	470
Total current assets	5,572	5,389
Property, plant and equipment, net	2,215	2,149
Goodwill	1,735	1,649
Other assets	1,697	1,524
Total Manufacturing group assets	11,219	10,711
Finance group
Cash and equivalents	48	35
Finance receivables, net	1,493	1,990
Other assets	184	297
Total Finance group assets	1,725	2,322
Total assets	$12,944	$13,033
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$8	$535
Accounts payable	1,107	1,021
Accrued liabilities	1,888	1,956
Total current liabilities	3,003	3,512
Other liabilities	2,118	2,798
Long-term debt	1,923	1,766
Total Manufacturing group liabilities	7,044	8,076
Finance group
Other liabilities	260	280
Debt	1,256	1,686
Total Finance group liabilities	1,516	1,966
Total liabilities	8,560	10,042
Shareholders’ equity
Common stock (282.1 million and 282.6 million shares issued, respectively, and 282.1 million and 271.3 million shares outstanding, respectively)	35	35
Capital surplus	1,331	1,177
Retained earnings	4,045	3,824
Accumulated other comprehensive loss	(1,027)	(1,770)
	4,384	3,266
Less cost of treasury shares	—	275
Total shareholders’ equity	4,384	2,991
Total liabilities and shareholders’ equity	$12,944	$13,033

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2011	$35	$1,301	$3,037	$(85)	$(1,316)	$2,972
Net income			242			242
Other comprehensive loss					(309)	(309)
Dividends declared ($0.08 per share)			(22)			(22)
Purchases/conversions of convertible notes		(179)		(3)		(182)
Amendment of call option/warrant transactions and purchase of capped call		(30)				(30)
Share-based compensation activity		(11)		85		74
Balance at December 31, 2011	35	1,081	3,257	(3)	(1,625)	2,745
Net income			589			589
Other comprehensive loss					(145)	(145)
Dividends declared ($0.08 per share)			(22)			(22)
Share-based compensation activity		96				96
Purchases of common stock				(272)		(272)
Balance at December 29, 2012	35	1,177	3,824	(275)	(1,770)	2,991
Net income			498			498
Other comprehensive income					743	743
Dividends declared ($0.08 per share)			(22)			(22)
Share-based compensation activity		99				99
Purchases/conversions of convertible notes	2	39		(41)		—
Settlement of capped call		75				75
Retirement of treasury stock	(2)	(59)	(255)	316		—
Balance at December 28, 2013	$35	$1,331	$4,045	$—	$(1,027)	$4,384

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended December 28, 2013

	Consolidated
(In millions)	2013	2012	2011
Cash flows from operating activities
Net income	$498	$589	$242
Less: Income from discontinued operations	—	8	—
Income from continuing operations	498	581	242
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	389	383	403
Deferred income taxes	86	171	81
Portfolio losses on finance receivables	29	68	102
Valuation allowance on finance receivables held for sale	(31)	(76)	202
Goodwill and other asset impairment charges	—	—	59
Other, net	63	94	178
Changes in assets and liabilities:
Accounts receivable, net	(118)	32	36
Inventories	(118)	(316)	(127)
Other assets	(42)	7	98
Accounts payable	65	179	211
Accrued and other liabilities	(182)	(96)	(175)
Income taxes, net	(84)	52	48
Pension, net	17	(240)	(474)
Captive finance receivables, net	237	96	236
Other operating activities, net	4	—	(52)
Net cash provided by operating activities of continuing operations	813	935	1,068
Net cash used in operating activities of discontinued operations	(3)	(8)	(5)
Net cash provided by operating activities	810	927	1,063
Cash flows from investing activities
Capital expenditures	(444)	(480)	(423)
Net cash used in acquisitions	(196)	(11)	(14)
Finance receivables repaid	190	599	824
Proceeds from sales of receivables and other finance assets	178	249	530
Finance receivables originated or purchased	(10)	(22)	(187)
Proceeds from collection on notes receivable from a prior disposition	—	—	58
Other investing activities, net	18	43	55
Net cash provided by (used in) investing activities	(264)	378	843
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(1,056)	(615)	(785)
Proceeds from long-term debt	448	106	926
Settlement of convertible notes	(215)	(2)	(580)
Proceeds from settlement of capped call	75	—	—
Amendment of call option/warrant transactions and purchase of capped call	—	—	(30)
Payments on long-term lines of credit	—	—	(1,440)
Purchases of Textron common stock	—	(272)	—
Proceeds from exercise of stock options	31	19	3
Dividends paid	(22)	(17)	(22)
Other financing activities	(3)	—	(23)
Net cash used in financing activities	(742)	(781)	(1,951)
Effect of exchange rate changes on cash and equivalents	(6)	4	(1)
Net increase (decrease) in cash and equivalents	(202)	528	(46)
Cash and equivalents at beginning of year	1,413	885	931
Cash and equivalents at end of year	$1,211	$1,413	$885

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued

For each of the years in the three-year period ended December 28, 2013

	Manufacturing Group			Finance Group
(In millions)	2013	2012	2011	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$470	$542	$464	$28	$47	$(222)
Less: Income from discontinued operations	—	8	—	—	—	—
Income (loss) from continuing operations	470	534	464	28	47	(222)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Dividends received from Finance group	175	345	179	—	—	—
Capital contributions paid to Finance group	(1)	(240)	(182)	—	—	—
Non-cash items:
Depreciation and amortization	371	358	371	18	25	32
Deferred income taxes	51	102	197	35	69	(116)
Portfolio losses on finance receivables	—	—	—	29	68	102
Valuation allowance on finance receivables held for sale	—	—	—	(31)	(76)	202
Goodwill and other asset impairment charges	—	—	57	—	—	—
Other, net	86	97	166	(23)	(3)	12
Changes in assets and liabilities:
Accounts receivable, net	(118)	32	36	—	—	—
Inventories	(135)	(300)	(132)	—	—	—
Other assets	(41)	21	92	—	(11)	10
Accounts payable	65	179	211	—	—	—
Accrued and other liabilities	(171)	(77)	(149)	(21)	(19)	(26)
Income taxes, net	(119)	148	(22)	35	(96)	70
Pension, net	21	(241)	(475)	(4)	1	1
Other operating activities, net	4	—	(52)	—	—	—
Net cash provided by operating activities of continuing operations	658	958	761	66	5	65
Net cash used in operating activities of discontinued operations	(3)	(8)	(5)	—	—	—
Net cash provided by operating activities	655	950	756	66	5	65
Cash flows from investing activities
Capital expenditures	(444)	(480)	(423)	—	—	—
Net cash used in acquisitions	(196)	(11)	(14)	—	—	—
Finance receivables repaid	—	—	—	675	1,004	1,289
Proceeds from sales of receivables and other finance assets	—	—	—	178	249	585
Finance receivables originated or purchased	—	—	—	(271)	(331)	(471)
Proceeds from collection on notes receivable from a prior disposition	—	—	58	—	—	—
Other investing activities, net	16	15	(44)	42	12	50
Net cash provided by (used in) investing activities	(624)	(476)	(423)	624	934	1,453
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	(313)	(189)	(29)	(743)	(426)	(756)
Proceeds from long-term debt	150	—	496	298	106	430
Settlement of convertible notes	(215)	(2)	(580)	—	—	—
Proceeds from settlement of capped call	75	—	—	—	—	—
Amendment of call option/warrant transactions and purchase of capped call	—	—	(30)	—	—	—
Payments on long-term lines of credit	—	—	—	—	—	(1,440)
Purchases of Textron common stock	—	(272)	—	—	—	—
Proceeds from exercise of stock options	31	19	3	—	—	—
Dividends paid	(22)	(17)	(22)	(175)	(345)	(179)
Intergroup financing	57	490	(175)	(57)	(493)	167
Capital contributions paid to Finance group	—	—	—	1	240	182
Capital contributions paid to Cessna Export Finance Corp.	—	—	—	—	—	60
Other financing activities	(3)	—	(23)	(1)	—	—
Net cash provided by (used in) financing activities	(240)	29	(360)	(677)	(918)	(1,536)
Effect of exchange rate changes on cash and equivalents	(6)	4	—	—	—	(1)
Net increase (decrease) in cash and equivalents	(215)	507	(27)	13	21	(19)
Cash and equivalents at beginning of year	1,378	871	898	35	14	33
Cash and equivalents at end of year	$1,163	$1,378	$871	$48	$35	$14

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Financial Statement Presentation

Our Consolidated Financial Statements include the accounts of Textron Inc. and its majority-owned subsidiaries.  Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron Inc. consolidated with its majority-owned subsidiaries that operate in the Cessna, Bell, Textron Systems and Industrial segments.  The Finance group, which also is the Finance segment, consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries.  We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services.  Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.

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

During 2013, 2012 and 2011, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting. These changes in estimates increased income from continuing operations before income taxes in 2013, 2012 and 2011 by $29 million, $15 million and $54 million, respectively, ($18 million, $9 million and $34 million after tax, or $0.06, $0.03 and $0.11 per diluted share, respectively).  For 2013, 2012 and 2011, the gross favorable program profit adjustments totaled $51 million, $88 million and $83 million, respectively. For 2013, 2012 and 2011, the gross unfavorable program profit adjustments totaled $22 million, $73 million and $29 million, respectively.

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

We calculate the fair value of each reporting unit, primarily using discounted cash flows.  The discounted cash flows incorporate assumptions for short- and long-term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a business having similar risks and business characteristics to the reporting unit being assessed.  If the reporting unit’s estimated fair value exceeds its carrying value, the reporting unit is not impaired, and no further analysis is performed.  Otherwise, the amount of the impairment must be determined by comparing the carrying amount of the reporting unit’s goodwill to the implied fair value of that goodwill.  The implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.  If the carrying amount of the goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to that excess.

Intangible and Other Long-Lived Assets

At acquisition, we estimate and record the fair value of purchased intangible assets primarily using a discounted cash flow analysis of anticipated cash flows reflecting incremental revenues and/or cost savings resulting from the acquired intangible asset using market participant assumptions.  Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.  Approximately 64% of our gross intangible assets are amortized based on the cash flow streams used to value the assets, with the remaining assets amortized using the straight-line method.  Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the carrying value of the asset held for use exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset generally is written down to fair value.  Long-lived assets held for sale are stated at the lower of cost or fair value less cost to sell.  Fair value is determined using pertinent market information, including estimated future discounted cash flows.

Finance Receivables

Finance receivables primarily include finance receivables classified as held for investment, and also include finance receivables classified as held for sale.  Finance receivables are classified as held for investment when we have the intent and the ability to hold the receivable for the foreseeable future or until maturity or payoff.  Finance receivables held for investment are generally recorded at the amount of outstanding principal less allowance for losses.

We maintain an allowance for losses on finance receivables at a level considered adequate to cover inherent losses in the portfolio based on management’s evaluation.  For larger balance accounts specifically identified as impaired, including large accounts in homogeneous portfolios, a reserve is established based on comparing the expected future cash flows, discounted at the finance receivable’s effective interest rate, or the fair value of the underlying collateral if the finance receivable is collateral dependent, to its carrying amount.  The expected future cash flows consider collateral value; financial performance and liquidity of our borrower; existence and financial strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession and eventual disposal of collateral.  When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the potential outcomes based on their relative likelihood of occurrence.  The evaluation of our portfolio is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the estimated fair value of the underlying collateral, which may differ from actual results.  While our analysis is specific to each individual account, critical factors included in this analysis include industry valuation guides, age and physical condition of the collateral, payment history and existence and financial strength of guarantors. We also establish an allowance for losses to cover probable but specifically unknown losses existing in the portfolio.  This allowance is established as a percentage of non-recourse finance receivables, which have not been identified as requiring specific reserves. The percentage is based on a combination of factors, including historical loss experience, current delinquency and default trends, collateral values and both general economic and specific industry trends. Finance receivables are charged off at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.  Repossessed assets are recorded at their fair value, less estimated cost to sell.

Finance receivables are classified as held for sale based on the determination that we no longer intend to hold the receivables for the foreseeable future, until maturity or payoff, or we no longer have the ability to hold to maturity.  Our decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to, contractual duration, type of collateral, credit strength of the borrowers, interest rates and perceived marketability of the receivables. These receivables are carried at the lower of cost or fair value.  At the time of transfer to the held for sale classification, we establish a valuation allowance for any shortfall between the carrying value and fair value.  In addition, any allowance for loan losses previously allocated to these finance receivables is transferred to the valuation allowance account and adjusted quarterly.  Fair value changes can occur based on market interest rates, market liquidity, and changes in the credit quality of the borrower and value of underlying loan collateral.

Pension and Postretirement Benefit Obligations

We maintain various pension and postretirement plans for our employees globally.  These plans include significant pension and postretirement benefit obligations, which are calculated based on actuarial valuations.  Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and healthcare cost projections.  We evaluate and update these assumptions annually in consultation with third-party actuaries and investment advisors.  We also make assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increases.  We recognize the overfunded or underfunded status of our pension and postretirement plans in the Consolidated Balance Sheets and recognize changes in the funded status of our defined benefit plans in comprehensive income in the year in which they occur. Actuarial gains and losses that are not immediately recognized as net periodic pension cost are recognized as a component of other comprehensive income (loss) (OCI) and are amortized into net periodic pension cost in future periods.

Derivative Financial Instruments

We are exposed to market risk primarily from changes in currency exchange rates and interest rates.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  To manage the volatility relating to our exposures, we net these exposures on a consolidated basis to take advantage of natural offsets.  For the residual portion, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices.  All derivative instruments are reported at fair value in the Consolidated Balance Sheets.  Designation to support hedge accounting is performed on a specific exposure basis.  For financial instruments qualifying as fair value hedges, we record changes in fair value in earnings, offset, in part or in whole, by corresponding changes in the fair value of the underlying exposures being hedged.  For cash flow hedges, we record changes in the fair value of derivatives (to the extent they are effective as hedges) in OCI, net of deferred taxes.  Changes in fair value of derivatives not qualifying as hedges are recorded in earnings.

Foreign currency denominated assets and liabilities are translated into U.S. dollars.  Adjustments from currency rate changes are recorded in the cumulative translation adjustment account in shareholders’ equity until the related foreign entity is sold or substantially liquidated.  We use foreign currency financing transactions to effectively hedge long-term investments in foreign operations with the same corresponding currency.  Foreign currency gains and losses on the hedge of the long-term investments are recorded in the cumulative translation adjustment account.

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

Warranty and Product Maintenance Contracts

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years.  We estimate the costs that may be incurred under warranty programs and record a liability in the amount of such costs at the time product revenues are recognized.  Factors that affect this liability include the number of products sold, historical costs per claim, contractual recoveries from vendors and historical and anticipated rates of warranty claims, including production and warranty patterns for new models.  We assess the adequacy of our recorded warranty and product maintenance liabilities periodically and adjust the amounts as necessary.  Additionally, we may establish warranty liabilities related to the issuance of aircraft service bulletins for aircraft no longer covered under the limited warranty programs.

Research and Development Costs

Our customer-funded research and development costs are charged directly to the related contracts, which primarily consist of U.S. Government contracts.  In accordance with government regulations, we recover a portion of company-funded research and development costs through overhead rate charges on our U.S. Government contracts.  Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred.  Company-funded research and development costs were $651 million, $584 million, and $525 million in 2013, 2012 and 2011, respectively, and are included in cost of sales.

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

Note 2. Business Acquisitions, Goodwill and Intangible Assets

Pending Business Acquisition

On December 26, 2013, we entered into an agreement and plan of merger pursuant to which we will acquire all outstanding equity interests in Beech Holdings, LLC (“Beech”), the parent of Beechcraft Corporation, for approximately $1.4 billion in cash.  Beech designs, builds and supports aircraft, including the King Air turboprops, piston-engine Baron and Bonanza, and the T-6 trainer and AT-6 light attack military aircraft.  Beech also has a global network of both factory-owned and authorized service centers. We plan to finance the purchase of the equity in Beech and the repayment of Beech’s outstanding debt, which is required at closing, through a combination of available cash at Beech and Textron and up to $1.1 billion in new debt.  The transaction is expected to close during the first half of 2014, subject to customary closing conditions, including regulatory approvals.

2013 Business Acquisitions

In 2013, we acquired the following businesses for an aggregate cash payment of $196 million:

Textron Systems

•      Mechtronix, Inc. and OPINICUS Corporation, both acquired on December 6, 2013, design, develop, install and provide maintenance of advanced full flight simulators for both rotary- and fixed-wing aircraft.

Industrial

•                  Sherman & Reilly, Inc., a manufacturer of underground and aerial transmission and distribution products was acquired by our Greenlee business on May 1, 2013.

•      HD Electric Company, a designer and manufacturer of power utility products that test, measure and control electric power was also acquired by our Greenlee business on December 18, 2013.

Cessna

•                  Two service centers located in Zurich, Switzerland and Düsseldorf, Germany were acquired on December 31, 2012.

The consideration paid for each of these businesses was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  We assigned $75 million to identifiable intangible assets, which primarily include platform technology and trade names.  For the three acquisitions that were closed in December 2013, we made preliminary estimates of the fair value of certain assets and we expect to complete the valuation of the assets in the first quarter of 2014.  The acquired intangible assets will be amortized over their estimate lives, which range from 7 to 11 years, primarily using accelerated amortization methods based on the cash flow streams used to value those assets. The excess of the purchase price over the estimated fair value of the net assets acquired totaled $82 million, which was recorded as goodwill, and reflects the expected revenue, assembled workforce and going concern nature of the businesses.  Approximately $52 million of the goodwill is deductible for tax purposes.

The operating results for these acquisitions have been included in the Consolidated Statement of Operations since their respective closing dates.  Pro forma information has not been included for these business acquisitions as the results would not be materially different from our consolidated results.

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Cessna	Bell	Textron Systems	Industrial	Total
Balance at January 1, 2011	$322	$31	$974	$305	$1,632
Acquisitions	—	—	—	5	5
Foreign currency translation	—	—	—	(2)	(2)
Balance at December 31, 2011	322	31	974	308	1,635
Acquisitions	4	—	—	6	10
Foreign currency translation	—	—	—	4	4
Balance at December 29, 2012	326	31	974	318	1,649
Acquisitions	—	—	52	30	82
Foreign currency translation	—	—	—	4	4
Balance at December 28, 2013	$326	$31	$1,026	$352	$1,735

Our intangible assets are summarized below:

		December 28, 2013			December 29, 2012
(Dollars in millions)	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer agreements and contractual relationships	15	$331	$(165)	$166	$330	$(139)	$191
Patents and technology	10	142	(63)	79	84	(55)	29
Trademarks	15	49	(24)	25	36	(22)	14
Other	9	23	(17)	6	20	(16)	4
Total		$545	$(269)	$276	$470	$(232)	$238

Amortization expense totaled $37 million, $40 million and $51 million in 2013, 2012 and 2011, respectively.  Amortization expense is estimated to be approximately $43 million, $42 million, $36 million, $32 million and $25 million in 2014, 2015, 2016, 2017 and 2018, respectively.

Note 3. Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	December 28, 2013	December 29, 2012
Commercial	$654	$534
U.S. Government contracts	347	314
	1,001	848
Allowance for doubtful accounts	(22)	(19)
Total	$979	$829

We have unbillable receivables primarily on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $163 million at December 28, 2013 and $149 million at December 29, 2012.

Finance Receivables

Finance receivables by classification are presented in the following table.

(In millions)	December 28, 2013	December 29, 2012
Finance receivables held for investment	$1,483	$1,934
Allowance for losses	(55)	(84)
Total finance receivables held for investment, net	1,428	1,850
Finance receivables held for sale	65	140
Total finance receivables, net	$1,493	$1,990

Finance receivables held for investment primarily includes loans and finance leases provided to purchasers of new and used Cessna aircraft and Bell helicopters and also includes loans and finance leases secured by used aircraft produced by other manufacturers.  These agreements typically have initial terms ranging from five to ten years and amortization terms ranging from eight to fifteen years.  The average balance of loans and finance leases was $1 million at December 28, 2013.  Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan.  Finance leases with no significant residual value at the end of the contractual term are classified as loans, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value.  Finance receivables held for investment also includes leveraged leases secured by the ownership of the leased equipment and real property.

Finance receivables held for sale includes the non-captive loan portfolio at December 28, 2013.  These finance receivables are carried at the lower of cost or fair value and are not included in the credit performance tables below.  During 2013, we determined that we no longer had the intent to hold the remaining non-captive loan portfolio for the foreseeable future and, accordingly, transferred $34 million of the remaining non-captive loans, net of a $1 million allowance for losses, from the held for investment classification to the held for sale classification.  We received total proceeds of $64 million and $109 million in 2013 and 2012, respectively, from the sale of finance receivables held for sale and $76 million and $207 million, respectively, from payoffs and collections.

Our finance receivables are diversified across geographic region and borrower industry.  At December 28, 2013, 41% of our finance receivables were distributed throughout the U.S. compared with 45% at the end of 2012.  At December 28, 2013 and December 29, 2012, finance receivables included $200 million and $341 million, respectively, of receivables that have been legally sold to a special purpose entity (SPE), which is a consolidated subsidiary of TFC. The assets of the SPE are pledged as collateral for its debt, which is reflected as securitized on-balance sheet debt in Note 7. Third-party investors have no legal recourse to TFC beyond the credit enhancement provided by the assets of the SPE.

Credit Quality Indicators and Nonaccrual Finance Receivables

We internally assess the quality of our finance receivables based on a number of key credit quality indicators and statistics such as delinquency, loan balance to estimated collateral value and the financial strength of individual borrowers and guarantors.  Because many of these indicators are difficult to apply across an entire class of receivables, we evaluate individual loans on a quarterly basis and classify these loans into three categories based on the key credit quality indicators for the individual loan.  These three categories are performing, watchlist and nonaccrual.

We classify finance receivables as nonaccrual if credit quality indicators suggest full collection of principal and interest is doubtful.  In addition, we automatically classify accounts as nonaccrual once they are contractually delinquent by more than three months unless collection of principal and interest is not doubtful.  Recognition of interest income is suspended for these accounts and all cash collections are used to reduce the net investment balance.  We resume the accrual of interest when the loan becomes contractually current through payment according to the original terms of the loan or, if a loan has been modified, following a period of performance under the terms of the modification, provided we conclude that collection of all principal and interest is no longer doubtful.  Previously suspended interest income is recognized at that time.  Accounts are classified as watchlist when credit quality indicators have deteriorated as compared with typical underwriting criteria, and we believe collection of full principal and interest is probable but not certain.  All other finance receivables that do not meet the watchlist or nonaccrual categories are classified as performing.

A summary of finance receivables categorized based on the credit quality indicators discussed above is as follows:

(In millions)	December 28, 2013	December 29, 2012
Performing	$1,285	$1,661
Watchlist	93	130
Nonaccrual	105	143
Total	$1,483	$1,934
Nonaccrual as a percentage of total finance receivables	7.08%	7.39%

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

Finance receivables by delinquency aging category are summarized in the table below:

(In millions)	December 28, 2013	December 29, 2012
Less than 31 days past due	$1,295	$1,757
31-60 days past due	108	87
61-90 days past due	37	56
Over 90 days past due	43	34
Total	$1,483	$1,934

Accrual status loans that were greater than 90 days past due totaled $5 million at December 28, 2013.  There were no accrual status loans that were greater than 90 days past due at December 29, 2012.  At December 28, 2013 and December 29, 2012, 60+ days contractual delinquency as a percentage of finance receivables was 5.39% and 4.65%, respectively.

Loan Modifications

Troubled debt restructurings occur when we have either modified the contract terms of finance receivables for borrowers experiencing financial difficulties or accepted a transfer of assets in full or partial satisfaction of the loan balance.  The types of modifications we typically make include extensions of the original maturity date of the contract, extensions of revolving borrowing periods, delays in the timing of required principal payments, deferrals of interest payments, advances to protect the value of our collateral and principal reductions contingent on full repayment prior to the maturity date.  The changes effected by modifications made during 2013 and 2012 to finance receivables held for investment were not material.

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  There was no significant interest income recognized on impaired loans in 2013 or 2012.

A summary of impaired finance receivables, excluding leveraged leases, at year end and the average recorded investment for the year is provided below:

(In millions)	December 28, 2013	December 29, 2012
Recorded investment:
Impaired loans with no related allowance for credit losses	$78	$72
Impaired loans with related allowance for credit losses	59	99
Total	$137	$171
Unpaid principal balance	$141	$187
Allowance for losses on impaired loans	14	27
Average recorded investment	155	270

Allowance for Losses

A rollforward of the allowance for losses on finance receivables and a summary of its composition, based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table specifically exclude $120 million and $122 million of leveraged leases at December 28, 2013 and December 29, 2012, respectively, in accordance with authoritative accounting standards.

(In millions)	December 28, 2013	December 29, 2012
Balance at beginning of period	$84	$156
Provision for losses	(23)	(3)
Charge-offs	(17)	(84)
Recoveries	12	15
Transfers	(1)	—
Balance at end of period	$55	$84
Allowance based on collective evaluation	$41	$57
Allowance based on individual evaluation	14	27
Finance receivables evaluated collectively	$1,226	$1,641
Finance receivables evaluated individually	137	171

Our Finance group provides financing for retail purchases and leases for new and used aircraft and equipment manufactured by our Manufacturing group.  The finance receivables for these inventory sales that are included in the Finance group’s balance sheets are summarized below:

(In millions)	December 28, 2013	December 29, 2012
Loans	$1,121	$1,389
Finance leases	80	107
Total	$1,201	$1,496

In 2013, 2012 and 2011, our Finance group paid our Manufacturing group $248 million, $309 million and $284 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group.  Operating agreements specify that our Finance group has recourse to our Manufacturing group for certain uncollected amounts related to these transactions. At December 28, 2013 and December 29, 2012, finance receivables and operating leases subject to recourse to the Manufacturing group totaled $75 million and $83 million, respectively.  Our Manufacturing group has established reserves for losses on its balance sheet within accrued and other liabilities for the amounts it guarantees.

Note 4. Inventories

Inventories are composed of the following:

(In millions)	December 28, 2013	December 29, 2012
Finished goods	$1,276	$1,329
Work in process	2,477	2,247
Raw materials and components	407	437
	4,160	4,013
Progress/milestone payments	(1,197)	(1,301)
Total	$2,963	$2,712

Inventories valued by the LIFO method totaled $1.3 billion and $1.1 billion at the end of 2013 and 2012, respectively, and the carrying values of these inventories would have been higher by approximately $461 million and $435 million, respectively, had our LIFO inventories been valued at current costs.  Inventories related to long-term contracts, net of progress/milestone payments, were $359 million and $382 million at the end of 2013 and 2012, respectively.

Note 5. Property, Plant and Equipment, Net

Our Manufacturing group’s property, plant and equipment, net are composed of the following:

(Dollars in millions)	Useful Lives (in years)	December 28, 2013	December 29, 2012
Land and buildings	3 - 40	$1,636	$1,604
Machinery and equipment	1 - 20	4,042	3,822
		5,678	5,426
Accumulated depreciation and amortization		(3,463)	(3,277)
Total		$2,215	$2,149

At the end of 2013 and 2012, assets under capital leases totaled $247 million and $251 million and had accumulated amortization of $56 million and $51 million, respectively.  The Manufacturing group’s depreciation expense, which included amortization expense on capital leases, totaled $335 million, $315 million and $317 million in 2013, 2012 and 2011, respectively.

Note 6. Accrued Liabilities

The accrued liabilities of our Manufacturing group are summarized below:

(In millions)	December 28, 2013	December 29, 2012
Customer deposits	$888	$725
Salaries, wages and employer taxes	246	282
Current portion of warranty and product maintenance contracts	142	180
Retirement plans	74	80
Other	538	689
Total	$1,888	$1,956

Changes in our warranty and product maintenance contract liability are as follows:

(In millions)	2013	2012	2011
Accrual at beginning of year	$222	$224	$242
Provision	299	255	223
Settlements	(293)	(250)	(223)
Adjustments to prior accrual estimates*	(5)	(7)	(18)
Accrual at end of year	$223	$222	$224

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 7. Debt and Credit Facilities

Our debt is summarized in the table below:

(In millions)	December 28, 2013	December 29, 2012
Manufacturing group
Long-term senior debt:
3.875% due 2013	$—	$318
4.50% convertible senior notes due 2013	—	210
6.20% due 2015	350	350
4.625% due 2016	250	250
Variable-rate note due 2016 (average rate of 1.54%)	150	—
5.60% due 2017	350	350
7.25% due 2019	250	250
6.625% due 2020	246	242
5.95% due 2021	250	250
Other (weighted-average rate of 1.57% and 1.52%, respectively)	85	81
	1,931	2,301
Less: Current portion of long-term debt	(8)	(535)
Total Long-term debt	1,923	1,766
Total Manufacturing group debt	$1,931	$2,301
Finance group
Fixed-rate notes due 2013 (weighted-average rate of 5.28%)	$—	$400
Variable-rate note due 2013 (weighted-average rate of 1.21%)	—	48
Fixed-rate note due 2014 (5.13%)	100	100
Fixed-rate notes due 2013-2017* (weighted-average rate of 4.59% and 4.88%, respectively)	42	102
Variable-rate notes due 2016 (weighted-average rate of 1.78%)	200	—
Fixed-rate notes due 2017-2023* (weighted-average rate of 2.67% and 2.70%, respectively)	378	382
Variable-rate notes due 2015-2020* (weighted-average rate of 1.19% and 1.09%, respectively)	63	64
Securitized debt (weighted-average rate of 1.50% and 1.55%, respectively)	172	282
6% Fixed-to-Floating Rate Junior Subordinated Notes	299	300
Fair value adjustments and unamortized discount	2	8
Total Finance group debt	$1,256	$1,686

* Notes amortize on a quarterly or semi-annual basis.

The following table shows required payments during the next five years on debt outstanding at December 28, 2013:

(In millions)	2014	2015	2016	2017	2018
Manufacturing group	$8	$357	$408	$358	$7
Finance group	223	148	302	92	67
Total	$230	$505	$710	$450	$74

During the fourth quarter of  2013, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. This facility expires in October 2018.  At December 28, 2013, there were no amounts borrowed against the facility, and there were $35 million of letters of credit issued against it.

On January 30, 2014, we issued $250 million in 3.65% notes due 2021 and $350 million in 4.30% notes due 2024 under our shelf registration statement.  We plan to use the net proceeds of the issuance of these notes to finance a portion of the acquisition of all outstanding equity interests in Beech Holdings, LLC, the parent of Beechcraft Corporation, which we have agreed to purchase for approximately $1.4 billion in cash.  The transaction is expected to close during the first half of 2014, subject to customary closing conditions, including regulatory approvals.  If the transaction is not completed, or the related merger agreement is terminated, on or before December 31, 2014, we will be required to redeem all outstanding 2021 notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

On January 24, 2014, in order to finance the Beechcraft acquisition, we also entered into a five-year term loan with a syndicate of banks in the principal amount of $500 million which we intend to draw down upon the closing of the transaction.

4.50% Convertible Senior Notes and Related Transactions

On May 5, 2009, we issued $600 million of convertible senior notes with a maturity date of May 1, 2013 and interest payable semiannually. The convertible notes were accounted for in accordance with generally accepted accounting principles, which required us to separately account for the liability (debt) and the equity (conversion option) components of the convertible notes in a manner that reflected our non-convertible debt borrowing rate at time of issuance. Accordingly, we recorded a debt discount and corresponding increase to additional paid-in capital of $134 million at the issuance date. We amortized the debt discount utilizing the effective interest method over the life of the notes, which increased the effective interest rate of the convertible notes from its coupon rate of 4.50% to 11.72%. We incurred cash and non-cash interest expenses of $9 million in 2013,  $25 million in 2012 and $58 million in 2011 for these notes.

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

Concurrently with the pricing of the convertible notes in May 2009, we entered into transactions with two counterparties, pursuant to which we purchased from the counterparties call options to acquire our common stock and sold to the counterparties warrants to purchase our common stock.  The call options settled on May 1, 2013, while the warrants settled daily over a 45-day period beginning on February 27, 2013.  We acquired 8.9 million shares of our common stock upon the settlement of the call options and issued an aggregate of 7.4 million shares of our common stock in connection with the settlement of the warrants during the first half of 2013.  The settlement of the call options and warrants resulted in a $41 million net increase in treasury stock during 2013.

On October 25, 2011, we entered into capped call transactions with the counterparties that covered an aggregate of 28.7 million shares of our common stock as of the end of 2012.  The capped calls had a strike price of $13.125 per share and a cap price of $15.75 per share, which entitled us to receive the per share value of our stock price in excess of $13.125 up to a maximum stock price of $15.75 at the expiration date.  Upon expiration of the capped calls, the market price of our common stock exceeded the maximum stock price, and we received $75 million in cash from the counterparties in the second quarter of 2013.

6% Fixed-to-Floating Rate Junior Subordinated Notes

The Finance group’s $299 million of 6% Fixed-to-Floating Rate Junior Subordinated Notes are unsecured and rank junior to all of its existing and future senior debt.  The notes mature on February 15, 2067; however, we have the right to redeem the notes at par on or after February 15, 2017 and are obligated to redeem the notes beginning on February 15, 2042.  The Finance group has agreed in a replacement capital covenant that it will not redeem the notes on or before February 15, 2047 unless it receives a capital contribution from the Manufacturing group and/or net proceeds from the sale of certain replacement capital securities at specified amounts. During 2013, the Manufacturing group made a capital contribution to TFC for the repurchase of $1 million of these notes.  Interest on the notes is fixed at 6% until February 15, 2017 and floats at the three-month London Interbank Offered Rate + 1.735% thereafter.

Support Agreement

Under a Support Agreement, Textron Inc. is required to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million.  Cash payments of $240 million and $182 million were made to TFC in 2012 and 2011, respectively, to maintain compliance with the fixed charge coverage ratio.

Note 8. Derivative Instruments and Fair Value Measurements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  We utilize foreign currency exchange contracts to manage this volatility.  Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At December 28, 2013 and December 29, 2012, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $636 million and $664 million, respectively.  At December 28, 2013, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $15 million liability.  At December 29, 2012, the fair value amounts of our foreign currency exchange contracts were a $9 million asset and a $5 million liability.

We primarily utilize forward exchange contracts which have maturities of no more than three years.  These contracts qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At December 28, 2013, we had a net deferred loss of $10 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on these cash flow hedges, including gains and losses related to hedge ineffectiveness, amounted to a $16 million net loss in 2013 and were not significant in 2012.  We expect to reclassify a $10 million net loss from Accumulated other comprehensive loss to earnings in the next twelve months.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of a net investment. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges.  Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustments within Accumulated other comprehensive loss, produced a $2 million after-tax gain in 2013, resulting in an accumulated net gain balance of $6 million at December 28, 2013.  There was no ineffectiveness recorded related to these hedges during 2013.

Our Finance group has entered into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates.  These interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  At December 28, 2013 and December 29, 2012, we had interest rate exchange contracts with notional amounts upon which the contracts were based of $229 million and $671 million, respectively.  The fair value amounts of our interest rate exchange contracts recorded at December 28, 2013, were a $2 million asset and a $5 million liability.  At December 29, 2012, the fair value amounts of our interest rate exchange contracts were an $8 million asset and an $8 million liability.

Our exposure to loss from nonperformance by the counterparties to our derivative agreements at the end of 2013 was minimal.  We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due.  We historically have minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A.  The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.  We continuously monitor our exposures to ensure that we limit our risks.

Assets Recorded at Fair Value on a Nonrecurring Basis

During 2013 and 2012, certain assets in the Finance Group were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  The table below sets forth the balance of those assets at the end of the year in which a fair value adjustment was taken.

(In millions)	December 28, 2013	December 29, 2012
Finance receivables held for sale	$65	$140
Impaired finance receivables	45	72
Other assets	35	76

The following table represents the fair value adjustments recorded for each asset class measured at fair value on a non-recurring basis during 2013 and 2012.

	Gain (Loss)
(In millions)	2013	2012
Finance receivables held for sale	$31	$76
Impaired finance receivables	(7)	(11)
Other assets	(14)	(51)

Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. There are no active, quoted market prices for these finance receivables.  At December 28, 2013, our finance receivables held for sale included the non-captive loan portfolio.  Fair values of each loan in this portfolio were determined based on a combination of discounted cash flow models and recent third-party offers to estimate the price we expect to receive in the principal market for each loan, in an orderly transaction. The gains on finance receivables held for sale during 2013 and 2012 were primarily the result of the payoff of loans in amounts, and sale of loans at prices, in excess of the values established in previous periods.

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

Other assets in the table above primarily include aviation assets and repossessed golf and hotel properties. The fair value of our aviation assets was largely determined based on the use of industry pricing guides.  The fair value of our golf and hotel properties was determined based on the use of discounted cash flow models, bids from prospective buyers or inputs from market participants.  If the carrying amount of these assets is higher than their estimated fair value, we record a corresponding charge to income for the difference.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	December 28, 2013		December 29, 2012
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(1,854)	$(2,027)	$(2,225)	$(2,636)
Finance group
Finance receivables held for investment, excluding leases	1,231	1,290	1,625	1,653
Debt	(1,256)	(1,244)	(1,686)	(1,678)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions or Level 2 inputs.  At December 28, 2013 and December 29, 2012, approximately 30% and 46%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions (Level 1).  The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). Fair value estimates for finance receivables held for investment were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 9. Shareholders’ Equity

Capital Stock

We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity for the three years ended December 28, 2013 is presented below:

(In thousands)	2013	2012	2011
Beginning balance	271,263	278,873	275,739
Exercise of stock options	1,333	1,159	177
Issued to Textron Savings Plan	1,921	2,159	2,686
Exercise of warrants	7,435	—	—
Stock repurchases	—	(11,103)	—
Other	107	175	271
Ending balance	282,059	271,263	278,873

Earnings per Share

We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period.  Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends.  Diluted EPS considers the dilutive effect of all potential future common stock, including stock options, restricted stock units and, prior to the maturity of our convertible notes on May 1, 2013, the shares that could have been issued upon the conversion of the notes and upon the exercise of the related warrants.

The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2013	2012	2011
Basic weighted-average shares outstanding	279,299	280,182	277,684
Dilutive effect of:
Convertible notes and warrants	4,801	14,053	28,869
Stock options and restricted stock units	328	428	702
Diluted weighted-average shares outstanding	284,428	294,663	307,255

The dilutive effect of the convertible notes and warrants decreased significantly in 2013 from prior years due to the maturity of our convertible notes as described in Note 7.  We intended to settle the face value of the notes in cash and the excess of the conversion value over the face value in cash and/or shares of our common stock; accordingly, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over the face amount were considered in calculating diluted EPS. The call options purchased in connection with the issuance of the convertible notes and the capped call transaction were excluded from the calculation of diluted EPS as their impact was always anti-dilutive.

In 2013, 2012 and 2011, stock options to purchase 5 million, 7 million and 5 million shares, respectively, of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits Adjustments	Deferred Gains/Losses on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$79	$(1,711)	$7	$(1,625)
Other comprehensive loss before reclassifications	2	(230)	11	(217)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	84	(12)	72
Other comprehensive loss	2	(146)	(1)	(145)
Balance at December 29, 2012	81	(1,857)	6	(1,770)
Other comprehensive income before reclassifications	12	626	(15)	623
Amounts reclassified from Accumulated Other Comprehensive Loss	—	121	(1)	120
Other comprehensive income	12	747	(16)	743
Balance at December 28, 2013	$93	$(1,110)	$(10)	$(1,027)

Other Comprehensive Income (Loss)

The before and after-tax components of other comprehensive income (loss) are presented below:

(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
2013
Pension and postretirement benefits adjustments:
Unrealized gains	$1,019	$(410)	$609
Amortization of net actuarial loss*	189	(67)	122
Amortization of prior service cost*	(2)	1	(1)
Recognition of prior service cost	29	(12)	17
Pension and postretirement benefits adjustments, net	1,235	(488)	747
Deferred gains/losses on hedge contracts:
Current deferrals	(20)	5	(15)
Reclassification adjustments	(1)	—	(1)
Deferred gains/losses on hedge contracts, net	(21)	5	(16)
Foreign currency translation adjustments	13	(1)	12
Total	$1,227	$(484)	$743
2012
Pension and postretirement benefits adjustments:
Unrealized losses	$(417)	$186	$(231)
Amortization of net actuarial loss*	124	(43)	81
Amortization of prior service cost*	5	(2)	3
Recognition of prior service cost	2	(1)	1
Pension and postretirement benefits adjustments, net	(286)	140	(146)
Deferred gains/losses on hedge contracts:
Current deferrals	14	(3)	11
Reclassification adjustments	(15)	3	(12)
Deferred gains/losses on hedge contracts, net	(1)	—	(1)
Foreign currency translation adjustments	(6)	8	2
Total	$(293)	$148	$(145)
2011
Pension and postretirement benefits adjustments:
Unrealized losses	$(542)	$182	$(360)
Amortization of net actuarial loss *	89	(30)	59
Amortization of prior service cost*	8	(3)	5
Recognition of prior service cost	15	(5)	10
Pension and postretirement benefits adjustments, net	(430)	144	(286)
Deferred gains on hedge contracts
Current deferrals	(7)	2	(5)
Reclassification adjustments	(22)	7	(15)
Deferred gains/losses on hedge contracts, net	(29)	9	(20)
Foreign currency translation adjustments	(1)	(2)	(3)
Total	$(460)	$151	$(309)

*These components of other comprehensive income are included in the computation of net periodic pension cost.  See Note 11 for additional information.

Note 10. Share-Based Compensation

Our 2007 Long-Term Incentive Plan (Plan) authorizes awards to our key employees in the form of options to purchase our shares, restricted stock, restricted stock units, stock appreciation rights, performance stock awards and other awards.  A maximum of 12 million shares is authorized for issuance for all purposes under the Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 1999 Long-Term Incentive Plan.  No more than 12 million shares may be awarded pursuant to incentive stock options, and no more than 3 million shares may be awarded pursuant to restricted stock units or other awards intended to be paid in shares.  The Plan also authorizes performance share units to be paid in cash based upon the value of our common stock.

Through our Deferred Income Plan for Textron Executives (DIP), we provide certain executives the opportunity to voluntarily defer up to 25% of their base salary and up to 80% of annual, long-term incentive and other compensation.  Elective deferrals may be put into either a stock unit account or an interest-bearing account.  Executives who are eligible to participate in the DIP and have not achieved and/or maintained the required minimum stock ownership level are required to defer part of each subsequent long-term incentive compensation cash payout into the DIP stock unit account until the ownership requirements are satisfied.  Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment.  The intrinsic value of amounts paid under the DIP totaled $1 million in each of the three years ended December 28, 2013.

Share-based compensation costs are reflected primarily in selling and administrative expenses.  The compensation expense that has been recorded in net income for our share-based compensation plans is as follows:

(In millions)	2013	2012	2011
Compensation expense	$86	$71	$50
Income tax benefit	(32)	(26)	(18)
Total net compensation cost included in net income	$54	$45	$32

Compensation expense included approximately $26 million, $23 million and $17 million in 2013, 2012 and 2011, respectively, for a portion of the fair value of options issued and the portion of previously granted options for which the requisite service has been rendered.

Compensation cost for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. As of December 28, 2013, we had not recognized $61 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years.

Stock Options

Options to purchase our shares have a maximum term of ten years and generally vest ratably over a three-year period. The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.  We estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model.  Expected volatilities are based on implied volatilities from traded options on our common stock, historical volatilities and other factors.  The expected term is based on historical option exercise data, which is adjusted to reflect any anticipated changes in expected behavior.

The weighted-average fair value of options granted during the past three years and the assumptions used in our option-pricing model for such grants are as follows:

	2013	2012	2011
Fair value of options at grant date	$9.69	$10.19	$9.84
Dividend yield	0.3%	0.3%	0.3%
Expected volatility	37.0%	40.0%	38.0%
Risk-free interest rate	0.9%	0.9%	2.4%
Expected term (in years)	5.5	5.5	5.5

The stock option activity under the Plan in 2013 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	9,484	$27.98
Granted	2,169	28.47
Exercised	(1,408)	(23.38)
Canceled, expired or forfeited	(1,227)	(37.13)
Outstanding at end of year	9,018	$27.57
Exercisable at end of year	4,362	$27.23

At December 28, 2013, our outstanding options had an aggregate intrinsic value of $88 million and a weighted-average remaining contractual life of six years.  Our exercisable options had an aggregate intrinsic value of $47 million and a weighted-average remaining contractual life of five years at December 28, 2013.  The total intrinsic value of options exercised during 2013, 2012 and 2011 amounted to $10 million, $11 million and $2 million, respectively.

Restricted Stock Units

In 2013 and 2012, we issued restricted stock units settled in both cash and stock (vesting one-third each in the third, fourth and fifth year following the year of the grant), which included the right to receive dividend equivalents.  The fair value of these units is based solely on the trading price of our common stock on the grant date and is recognized ratably over the vesting period.  During 2009 through 2011, we issued restricted stock units settled in cash that vested in equal installments over five years.  In 2008, restricted stock unit awards generally were payable in shares of common stock (vesting one-third each in the third, fourth and fifth year following the year of the grant).  The 2013 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	710	$29.94	2,540	$20.79
Granted	257	28.47	596	28.43
Vested	(146)	(40.36)	(720)	(17.19)
Forfeited	(41)	(27.87)	(391)	(23.85)
Outstanding at end of year, nonvested	780	$27.56	2,025	$23.73

The fair value of the restricted stock awards that vested and/or amounts paid under these awards during the respective periods is as follows:

(In millions)	2013	2012	2011
Fair value of awards vested	$26	$35	$41
Cash paid	23	25	23

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

The 2013 activity for our performance share units is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	875	$27.14
Granted	421	28.47
Vested	(344)	(26.25)
Forfeited	(57)	(27.44)
Outstanding at end of year, nonvested	895	$28.08

The fair value of the performance share units that vested and/or amounts paid under these awards during the respective periods is as follows:

(In millions)	2013	2012	2011
Fair value of awards vested	$13	$10	$33
Cash paid	11	52	1

Note 11. Retirement Plans

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

We also have domestic and foreign funded and unfunded defined benefit pension plans that cover certain of our U.S. and foreign employees.  In addition, several defined contribution plans are sponsored by our various businesses, of which the largest plan is the Textron Savings Plan, which is a qualified 401(k) plan subject to ERISA.  Our defined contribution plans cost approximately $93 million, $88 million and $85 million in 2013, 2012 and 2011, respectively; these amounts include $19 million, $21 million and $23 million, respectively, in contributions to the RAP.  We also provide postretirement benefits other than pensions for certain retired employees in the U.S., which include healthcare, dental care, Medicare Part B reimbursement and life insurance benefits.

Periodic Benefit Cost

The components of our net periodic benefit cost and other amounts recognized in OCI are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
(In millions)	2013	2012	2011	2013	2012	2011
Net periodic benefit cost
Service cost	$133	$119	$129	$6	$6	$8
Interest cost	290	305	327	19	25	33
Expected return on plan assets	(418)	(407)	(393)	—	—	—
Amortization of prior service cost (credit)	15	16	16	(17)	(11)	(8)
Amortization of net actuarial loss	183	118	75	6	7	11
Curtailment and special termination charges	—	—	(1)	—	—	—
Net periodic benefit cost	$203	$151	$153	$14	$27	$44
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$(964)	$402	$556	$(55)	$15	$(17)
Current year prior service cost (credit)	16	—	7	(45)	(2)	(23)
Amortization of net actuarial loss	(183)	(118)	(75)	(6)	(7)	(11)
Amortization of prior service credit (cost)	(15)	(16)	(16)	17	11	8
Curtailments and settlements	—	—	1	—	—	—
Total recognized in OCI, before taxes	$(1,146)	$268	$473	$(89)	$17	$(43)
Total recognized in net periodic benefit cost and OCI	$(943)	$419	$626	$(75)	$44	$1

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic pension costs in 2014 is as follows:

(In millions)	Pension Benefits	Postretirement Benefits Other than Pensions
Net actuarial loss	$112	$2
Prior service cost (credit)	15	(22)
	$127	$(20)

Obligations and Funded Status

All of our plans are measured as of our fiscal year-end.  The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$7,053	$6,325	$564	$561
Service cost	133	119	6	6
Interest cost	290	305	19	25
Amendments	16	—	(45)	(2)
Plan participants’ contributions	—	—	4	5
Actuarial losses (gains)	(566)	644	(55)	15
Benefits paid	(373)	(360)	(48)	(52)
Foreign exchange rate changes	(13)	29	—	—
Other	4	(9)	—	6
Benefit obligation at end of year	$6,544	$7,053	$445	$564
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$5,715	$5,013
Actual return on plan assets	819	649
Employer contributions	185	389
Benefits paid	(373)	(360)
Foreign exchange rate changes	(1)	24
Fair value of plan assets at end of year	$6,345	$5,715
Funded status at end of year	$(199)	$(1,338)	$(445)	$(564)

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2013	2012	2013	2012
Non-current assets	$413	$61	$—	$—
Current liabilities	(26)	(26)	(48)	(52)
Non-current liabilities	(586)	(1,373)	(397)	(512)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss	1,596	2,750	38	99
Prior service cost (credit)	114	113	(69)	(41)

The accumulated benefit obligation for all defined benefit pension plans was $6.1 billion and $6.6 billion at December 28, 2013 and December 29, 2012, respectively, which included $359 million and $388 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.

Pension plans with accumulated benefit obligations exceeding the fair value of plan assets are as follows:

(In millions)	2013	2012
Projected benefit obligation	$2,828	$6,869
Accumulated benefit obligation	2,629	6,404
Fair value of plan assets	2,215	5,470

Assumptions

The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2013	2012	2011	2013	2012	2011
Net periodic benefit cost
Discount rate	4.23%	4.94%	5.71%	3.75%	4.75%	5.50%
Expected long-term rate of return on assets	7.56%	7.58%	7.84%
Rate of compensation increase	3.31%	3.49%	3.99%
Benefit obligations at year-end
Discount rate	4.94%	4.23%	4.95%	4.50%	3.75%	4.75%
Rate of compensation increases	3.34%	3.48%	3.49%

Assumed healthcare cost trend rates are as follows:

	2013	2012
Medical cost trend rate	7.2%	8.4%
Prescription drug cost trend rate	7.2%	8.4%
Rate to which medical and prescription drug cost trend rates will gradually decline	5.0%	5.0%
Year that the rates reach the rate where we assume they will remain	2021	2021

These assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefits other than pensions.  A one-percentage-point change in these assumed healthcare cost trend rates would have the following effects:

(In millions)	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on postretirement benefit obligations other than pensions	23	(21)

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

For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For foreign plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	26% to 40%
International equity securities	11% to 22%
Debt securities	25% to 35%
Private equity partnerships	5% to 11%
Real estate	7% to 13%
Hedge funds	0% to 5%
Foreign Plan Assets
Equity securities	38% to 65%
Debt securities	29% to 38%
Real estate	3% to 14%

The fair value of total pension plan assets by major category and level in the fair value hierarchy as defined in Note 8 is as follows:

	December 28, 2013			December 29, 2012
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and equivalents	$17	$144	$—	$16	$157	$—
Equity securities:
Domestic	1,179	866	—	1,149	560	—
International	1,140	258	—	981	268	—
Debt securities:
National, state and local governments	506	411	—	594	318	—
Corporate debt	—	638	—	13	647	—
Asset-backed securities	—	153	—	1	91	—
Private equity partnerships	—	—	305	—	—	308
Real estate	—	—	553	—	—	508
Hedge funds	—	—	175	—	—	104
Total	$2,842	$2,470	$1,033	$2,754	$2,041	$920

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

Private equity partnerships represent investments in funds, which, in turn, invest in stocks and debt securities of companies that, in most cases, are not publicly traded.  These partnerships are valued using income and market methods that include cash flow projections and market multiples for various comparable companies.  Real estate includes owned properties and investments in partnerships.  Owned properties are valued using certified appraisals at least every three years, which then are updated at least annually by the real estate investment manager based on current market trends and other available information.  These appraisals generally use the standard methods for valuing real estate, including forecasting income and identifying current transactions for comparable real estate to arrive at a fair value.  Real estate partnerships are valued similar to private equity partnerships, with the general partner using standard real estate valuation methods to value the real estate properties and securities held within their fund portfolios. We believe these assumptions are consistent with assumptions that market participants would use in valuing these investments.

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

The table below presents a reconciliation of the beginning and ending balances for fair value measurements that use significant unobservable inputs (Level 3) by major category:

(In millions)	Hedge Funds	Private Equity Partnerships	Real Estate
Balance at beginning of year	$104	$308	$508
Actual return on plan assets:
Related to assets still held at reporting date	16	(5)	26
Related to assets sold during the period	—	44	23
Purchases, sales and settlements, net	55	(42)	(4)
Balance at end of year	$175	$305	$553

Estimated Future Cash Flow Impact

Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2014, we expect to contribute approximately $58 million to fund non-qualified plans and foreign plans, and $19 million to the RAP.  We do not expect to contribute to our qualified pension plans or our other postretirement benefit plans.  Benefit payments provided below reflect expected future employee service, as appropriate,  and are expected to be paid, net of estimated participant contributions.  These payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2013.  While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets.  Benefit payments that we expect to pay are as follows:

(In millions)	2014	2015	2016	2017	2018	2019-2023
Pension benefits	$367	$369	$373	$378	$384	$2,047
Post-retirement benefits other than pensions	49	48	46	44	42	171

Note 12. Income Taxes

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income from continuing operations before income taxes is as follows:

(In millions)	2013	2012	2011
U.S.	$454	$644	$137
Non-U.S.	220	197	200
Total income from continuing operations before income taxes	$674	$841	$337

Income tax expense for continuing operations is summarized as follows:

(In millions)	2013	2012	2011
Current:
Federal	$23	$40	$(23)
State	10	9	15
Non-U.S.	56	29	29
	89	78	21
Deferred:
Federal	91	169	67
State	13	23	1
Non-U.S.	(17)	(10)	6
	87	182	74
Income tax expense	$176	$260	$95

The current federal and state provisions for 2012 and 2011 included $25 million and $37 million, respectively, of tax related to the sale of certain leveraged leases in the Finance segment for which we had previously recorded significant deferred tax liabilities.

The following table reconciles the federal statutory income tax rate to our effective income tax rate for continuing operations:

	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	2.4	2.2	3.1
Non-U.S. tax rate differential and foreign tax credits	(7.2)	(5.4)	(9.4)
Research credit	(3.8)	—	(2.5)
Other, net	(0.3)	(0.9)	1.9
Effective rate	26.1%	30.9%	28.1%

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

Our unrecognized tax benefits represent tax positions for which reserves have been established.  Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits.  A reconciliation of our unrecognized tax benefits, excluding accrued interest, is as follows:

(In millions)	December 28, 2013	December 29, 2012
Balance at beginning of year	$290	$294
Additions for tax positions related to current year	15	5
Additions for tax positions of prior years	1	2
Reductions for tax positions of prior years	(17)	(3)
Reductions for expiration of statute of limitations and settlements	(5)	(8)
Balance at end of year	$284	$290

At both December 28, 2013 and December 29, 2012, approximately $204 million of these unrecognized tax benefits, if recognized, would favorably affect our effective tax rate in a future period.  The remaining $80 million in unrecognized tax benefits were related to discontinued operations.

It is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest, may decrease in the range of $0 to $213 million, as a result of the conclusion of audits and any related appeals or review processes,  the expiration of statutes of limitations and additional worldwide uncertain tax positions.  This potential decrease primarily relates to uncertainties with respect to prior dispositions and research tax credits.  However, based on the process of finalizing audits and any required review process by relevant authorities, it is difficult to estimate the timing and amount of  potential changes to our unrecognized tax benefits.  Although the outcome of these matters cannot be determined, we believe adequate provision has been made for any potential unfavorable financial statement impact.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, China, Germany, Japan, Mexico and the U.S.  With few exceptions, we no longer are subject to U.S. federal, state and local income tax examinations for years before 1997.  We are no longer subject to non-U.S. income tax examinations in our major jurisdictions for years before 2005.

During 2013, 2012 and 2011, we recognized net tax-related interest expense totaling approximately $6 million, $9 million and $10 million, respectively, in the Consolidated Statements of Operations.  At December 28, 2013 and December 29, 2012, we had a total of $126 million and $134 million, respectively, of net accrued interest expense included in our Consolidated Balance Sheets.

The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities are as follows:

(In millions)	December 28, 2013	December 29, 2012
Deferred tax assets
Obligation for pension and postretirement benefits	$358	$643
Accrued expenses*	182	205
Deferred compensation	161	180
Loss carryforwards	84	81
Allowance for credit losses	29	39
Inventory	18	30
Deferred income	14	29
Valuation allowance on finance receivables held for sale	7	40
Other, net	123	168
Total deferred tax assets	976	1,415
Valuation allowance for deferred tax assets	(166)	(165)
	$810	$1,250
Deferred tax liabilities
Leasing transactions	$(184)	$(217)
Property, plant and equipment, principally depreciation	(174)	(138)
Prepaid pension and postretirement benefits	(143)	—
Amortization of goodwill and other intangibles	(109)	(110)
Total deferred tax liabilities	(610)	(465)
Net deferred tax asset	$200	$785

* Accrued expenses includes warranty and product maintenance reserves, self-insured liabilities and interest.

We believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.  For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not more than likely, a valuation allowance is provided.

The following table presents the breakdown between current and long-term net deferred tax assets:

(In millions)	December 28, 2013	December 29, 2012
Manufacturing group:
Other current assets	$206	$256
Other assets	270	591
Other liabilities	(147)	—
Finance group - Other liabilities	(129)	(62)
Net deferred tax asset	$200	$785

Our net operating loss and credit carryforwards at December 28, 2013 are as follows:

(In millions)
Non-U.S. net operating loss with no expiration	$95
Non-U.S. net operating loss expiring through 2033	53
State net operating loss and tax credits, net of tax benefits, expiring through 2033	55

The undistributed earnings of our non-U.S. subsidiaries approximated $778 million at December 28, 2013.  We consider the undistributed earnings to be indefinitely reinvested; therefore, we have not provided a deferred tax liability for any residual U.S. tax that may be due upon repatriation of these earnings.  Because of the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

Note 13. Contingencies and Commitments

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

In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $298 million and $323 million at December 28, 2013 and December 29, 2012, respectively.

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

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $40 million to $170 million. At December 28, 2013, environmental reserves of approximately $74 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next five to ten years and have classified $21 million as current liabilities. Expenditures to evaluate and remediate contaminated sites approximated $12 million, $15 million and $9 million in 2013, 2012 and 2011, respectively.

Leases

Rental expense approximated $95 million, $97 million and $93 million in 2013, 2012 and 2011, respectively.  Future minimum rental commitments for noncancelable operating leases in effect at December 28, 2013 approximated $64 million for 2014, $46 million for 2015, $36 million for 2016, $28 million for 2017, $21 million for 2018 and a total of $148 million thereafter.

Note 14. Supplemental Cash Flow Information

We have made the following cash payments:

(In millions)	2013	2012	2011
Interest paid:
Manufacturing group	$124	$135	$135
Finance group	46	64	89
Net taxes paid /(received):
Manufacturing group	223	(7)	30
Finance group	(49)	43	(65)

Cash paid for interest by the Finance group included amounts paid to the Manufacturing group of $11 million and $26 million in 2012 and 2011, respectively.  Cash paid for interest by the Finance group to the Manufacturing group was not significant in 2013.

In 2012, net taxes paid by the Finance group included a payment of $111 million primarily from a settlement related to the IRS’s challenge of tax deductions claimed in prior years for certain leveraged lease transactions.

Note 15. Segment and Geographic Data

We operate in, and report financial information for, the following five business segments: Cessna, Bell, Textron Systems, Industrial and Finance.  The accounting policies of the segments are the same as those described in Note 1.

Cessna products include Citation jets, Caravan single-engine utility turboprops, single-engine utility and high-performance piston aircraft, and aftermarket services sold to a diverse base of corporate and individual buyers.

Bell products include military and commercial helicopters, tiltrotor aircraft and related spare parts and services.  Bell supplies military helicopters and, in association with The Boeing Company, military tiltrotor aircraft, and aftermarket services to the U.S. and non-U.S. governments.  Bell also supplies commercial helicopters and aftermarket services to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue, emergency medical helicopter operators and foreign governments.

Textron Systems products include unmanned aircraft systems, marine and land systems, weapons and sensors and a variety of defense and aviation mission support products and services primarily for U.S. and non-U.S. governments.  In December 2013, we acquired two flight simulation and aircraft training product businesses.

Industrial products and markets include the following:

•      Kautex products include blow-molded plastic fuel systems, windshield and headlamp washer systems, selective catalytic reduction systems and engine camshafts that are marketed primarily to automobile original equipment manufacturers, as well as plastic bottles and containers for various uses;

•      Greenlee products include powered equipment, electrical test and measurement instruments, mechanical and hydraulic tools, cable connectors, and fiber optic assemblies, principally used in the construction, maintenance, telecommunications, data communications, utility and plumbing industries. During 2013, we acquired two businesses, a manufacturer of underground and aerial transmission and distribution products, and a designer and manufacturer of power utility products; and

•      E-Z-GO and Jacobsen products include golf cars; off-road, utility and light transportation vehicles; professional turf-maintenance equipment and specialized turf-care vehicles that are marketed primarily to golf courses, resort communities, municipalities, sporting venues, consumers, and commercial and industrial users.

The Finance segment provides commercial loans and leases primarily for new Cessna aircraft and Bell helicopters as well as pre-owned Cessna aircraft and Bell helicopters on a limited basis.

Segment profit is an important measure used for evaluating performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense and certain corporate expenses.  The measurement for the Finance segment includes interest income and expense along with intercompany interest expense.  Provisions for losses on finance receivables involving the sale or lease of our products are recorded by the selling manufacturing segment when our Finance group has recourse to the Manufacturing group.

Our revenues by segment, along with a reconciliation of segment profit (loss) to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit (Loss)
(In millions)	2013	2012	2011	2013	2012	2011
Cessna	$2,784	$3,111	$2,990	$(48)	$82	$60
Bell	4,511	4,274	3,525	573	639	521
Textron Systems	1,665	1,737	1,872	147	132	141
Industrial	3,012	2,900	2,785	242	215	202
Finance	132	215	103	49	64	(333)
Total	$12,104	$12,237	$11,275	$963	$1,132	$591
Corporate expenses and other, net				(166)	(148)	(114)
Interest expense, net for Manufacturing group				(123)	(143)	(140)
Income from continuing operations before income taxes				$674	$841	$337

Revenues by major product type are summarized below:

	Revenues
(In millions)	2013	2012	2011
Rotor aircraft	$4,511	$4,274	$3,525
Fixed-wing aircraft	2,784	3,111	2,990
Unmanned aircraft systems, armored vehicles, precision weapons and other	1,665	1,737	1,872
Fuel systems and functional components	1,853	1,842	1,823
Powered equipment, testing and measurement instruments	446	398	402
Golf, turf-care, and light transportation vehicles	713	660	560
Finance	132	215	103
Total	$12,104	$12,237	$11,275

Our revenues included sales to the U.S. Government of approximately $3.7 billion, $3.6 billion and $3.5 billion in 2013, 2012 and 2011, respectively, primarily in the Bell and Textron Systems segments.

Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
(In millions)	December 28, 2013	December 29, 2012	2013	2012	2011	2013	2012	2011
Cessna	$2,260	$2,224	$72	$93	$101	$87	$102	$109
Bell	2,899	2,399	197	172	184	116	102	95
Textron Systems	2,106	1,987	66	108	37	89	75	85
Industrial	1,956	1,755	89	97	94	72	70	72
Finance	1,725	2,322	—	—	—	18	25	32
Corporate	1,998	2,346	20	10	7	7	9	10
Total	$12,944	$13,033	$444	$480	$423	$389	$383	$403

Geographic Data

Presented below is selected financial information of our continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2013	2012	2011	December 28, 2013	December 29, 2012
United States	$7,512	$7,586	$7,138	$1,701	$1,644
Europe	1,535	1,655	1,577	288	275
Canada	375	447	289	101	106
Latin America and Mexico	878	893	820	45	43
Asia and Australia	1,111	1,264	1,032	80	82
Middle East and Africa	693	392	419	—	—
Total	$12,104	$12,237	$11,275	$2,215	$2,150

* Revenues are attributed to countries based on the location of the customer.

** Property, plant and equipment, net are based on the location of the asset.

Quarterly Data

(Unaudited)	2013				2012
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues
Cessna	$708	$560	$593	$923	$669	$763	$778	$901
Bell	949	1,025	1,162	1,375	994	1,056	1,075	1,149
Textron Systems	429	422	405	409	377	389	400	571
Industrial	727	801	711	773	755	756	683	706
Finance	42	31	33	26	61	55	64	35
Total revenues	$2,855	$2,839	$2,904	$3,506	$2,856	$3,019	$3,000	$3,362
Segment profit
Cessna (a)	$(8)	$(50)	$(23)	$33	$(6)	$35	$30	$23
Bell	129	135	131	178	145	152	165	177
Textron Systems	38	34	35	40	35	40	21	36
Industrial	57	79	52	54	73	61	38	43
Finance	19	15	13	2	12	22	28	2
Total segment profit	235	213	208	307	259	310	282	281
Corporate expenses and other, net	(55)	(20)	(34)	(57)	(47)	(20)	(38)	(43)
Interest expense, net for Manufacturing group	(37)	(30)	(29)	(27)	(35)	(35)	(35)	(38)
Income tax expense	(28)	(49)	(47)	(52)	(57)	(82)	(67)	(54)
Income from continuing operations	115	114	98	171	120	173	142	146
Income (loss) from discontinued operations, net of income taxes	4	(1)	1	(4)	(2)	(1)	9	2
Net income	$119	$113	$99	$167	$118	$172	$151	$148
Basic earnings per share
Continuing operations	$0.42	$0.41	$0.35	$0.60	$0.43	$0.61	$0.51	$0.52
Discontinued operations	0.02	(0.01)	—	(0.01)	(0.01)	—	0.03	0.01
Basic earnings per share	$0.44	$0.40	$0.35	$0.59	$0.42	$0.61	$0.54	$0.53
Basic average shares outstanding (In thousands)	273,200	280,163	281,525	282,308	280,022	281,114	281,813	277,780
Diluted earnings per share
Continuing operations	$0.40	$0.40	$0.35	$0.60	$0.41	$0.58	$0.48	$0.50
Discontinued operations	0.01	—	—	(0.01)	(0.01)	—	0.03	0.01
Diluted earnings per share	$0.41	$0.40	$0.35	$0.59	$0.40	$0.58	$0.51	$0.51
Diluted average shares outstanding (In thousands)	288,978	283,824	281,710	282,707	294,632	295,547	296,920	291,562
Segment profit margins
Cessna	(1.1)%	(8.9)%	(3.9)%	3.6%	(0.9)%	4.6%	3.9%	2.6%
Bell	13.6	13.2	11.3	12.9	14.6	14.4	15.3	15.4
Textron Systems	8.9	8.1	8.6	9.8	9.3	10.3	5.3	6.3
Industrial	7.8	9.9	7.3	7.0	9.7	8.1	5.6	6.1
Finance	45.2	48.4	39.4	7.7	19.7	40.0	43.8	5.7
Segment profit margin	8.2%	7.5%	7.2%	8.8%	9.1%	10.3%	9.4%	8.4%
Common stock information
Price range: High	$31.30	$30.22	$29.81	$37.43	$28.29	$29.18	$28.80	$26.75
Low	$23.94	$24.87	$25.36	$26.17	$18.37	$21.97	$22.15	$22.84
Dividends declared per share	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02

(a)          The second quarter of 2013 included $28 million in severance costs.  The fourth quarter of 2012 included a $27 million charge related to an award against Cessna in an arbitration proceeding.

Schedule II — Valuation and Qualifying Accounts

(In millions)	2013	2012	2011
Allowance for doubtful accounts
Balance at beginning of year	$19	$18	$20
Charged to costs and expenses	7	4	7
Deductions from reserves*	(4)	(3)	(9)
Balance at end of year	$22	$19	$18
Inventory FIFO reserves
Balance at beginning of year	$136	$134	$133
Charged to costs and expenses	54	42	35
Deductions from reserves*	(40)	(40)	(34)
Balance at end of year	$150	$136	$134

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

Report of Management — See page 40.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — See page 41.

Changes in Internal Controls — There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information appearing under “ELECTION OF DIRECTORS— Nominees for Director,” “—The Board of Directors— Corporate Governance,” “—The Board of Directors— Code of Ethics,” “–Board Committees— Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2014 is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information appearing under “ELECTION OF DIRECTORS — The Board of Directors-- Compensation of Directors,” “ELECTION OF DIRECTORS — Board Committees-- Compensation Committee Interlocks and Insider Participation,”  “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2014 is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2014 is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information appearing under “ELECTION OF DIRECTORS — The Board of Directors--Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2014 is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2014 is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules — See Index on Page 39.

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

3.2

Amended and Restated By-Laws of Textron Inc., effective April 28, 2010 and further amended April 27, 2011 and July 23, 2013. Incorporated by reference to Exhibit 3.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013.

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

10.4B

Second Amendment to the Textron Spillover Savings Plan, dated December 21, 2012. Incorporated by reference to Exhibit 10.4B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

10.4C	Third Amendment to the Textron Spillover Savings Plan, dated October 7, 2013.

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

10.5C	Second Amendment to the Textron Spillover Pension Plan, dated October 7, 2013.

10.6A

Deferred Income Plan for Textron Executives, Effective January 3, 2010, including Appendix A, Provisions of the Deferred Income Plan for Textron Key Executives (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.6B	First Amendment to the Deferred Income Plan for Textron Executives, dated November 7, 2013.

10.7A

Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2009, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.9 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.7B

Amendment No. 1 to Deferred Income Plan for Non-Employee Directors, as Amended and Restated Effective January 1, 2009, dated as of November 6, 2012. Incorporated by reference to Exhibit 10.8B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

10.8A

Severance Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2010. Incorporated by reference to Exhibit 10.10 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

10.8B

First Amendment to the Severance Plan for Textron Key Executives, dated October 26, 2010. Incorporated by reference to Exhibit 10.10B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

10.9

Form of Indemnity Agreement between Textron and its executive officers. Incorporated by reference to Exhibit A to Textron’s Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987. (SEC File No. 001-05480)

10.10

Form of Indemnity Agreement between Textron and its non-employee directors (approved by the Nominating and Corporate Governance Committee of the Board of Directors on July 21, 2009 and entered into with all non-employee directors, effective as of August 1, 2009). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009.

10.11A

Letter Agreement between Textron and Scott C. Donnelly, dated June 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008.

10.11B

Amendment to Letter Agreement between Textron and Scott C. Donnelly, dated December 16, 2008, together with Addendum No.1 thereto, dated December 23, 2008. Incorporated by reference to Exhibit 10.15B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.11C

Agreement between Textron and Scott C. Donnelly, dated May 1, 2009, related to Mr. Donnelly’s personal use of a portion of hangar space at T.F. Green Airport which is leased by Textron. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009.

10.11D

Hangar License and Services Agreement made and entered into on April 25, 2011 to be effective as of December 5, 2010, between Textron Inc. and Mr. Donnelly’s limited liability company. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011.

10.12A

Letter Agreement between Textron and Frank Connor, dated July 27, 2009. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009.

10.12B

Hangar License and Services Agreement made and entered into on April 25, 2011 to be effective as of December 5, 2010, between Textron Inc. and Mr. Connor’s limited liability company. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011.

10.13

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

10.14B

Amendment to letter agreement between Textron and E. Robert Lupone, dated July 27, 2012. Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012.

10.15	Director Compensation. Incorporated by reference to Exhibit 10.21 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. (SEC File No. 001-05480)

10.16

Form of Aircraft Time Sharing Agreement between Textron and its executive officers. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008.

10.17

Credit Agreement, dated as of October 4, 2013, among Textron, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd.,  as Documentation Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed on October 4, 2013.

10.18A

Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. * (SEC File No. 001-05480)

10.18B

Amendment No. 4 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated July 1, 2007. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007.

10.18C

Amendment No. 5 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of March 13, 2008. * Incorporated by reference to Exhibit 10.22C to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

10.18D

Amendment No. 6 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of June 17, 2009. Incorporated by reference to Exhibit 10.22D to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

10.18E

Amendment No. 7 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of September 30, 2010. * Incorporated by reference to Exhibit 10.22E to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

10.19	Agreement and Plan of Merger among Beech Holdings, LLC, Sky Intermediate Merger Sub, LLC, Textron Inc. and Textron Acquisition LLC, dated as of December 26, 2013.

10.20

Term Credit Agreement, dated as of January 24, 2014 Among Textron, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Bank of America, N.A., as syndication agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agent, and other lenders named therein.

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

101

The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

*                 Confidential Treatment has been requested for portions of this document.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February 2014.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 14th day of February 2014 by the following persons on behalf of the registrant and in the capacities indicated:

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