Form 10-Q
period 2014-03-29
TEXTRON INC
filed 2014-05-01
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

As of April 18, 2014, there were 279,137,664 shares of common stock outstanding.

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 29, 2014	March 30, 2013
Revenues
Manufacturing revenues	$2,818	$2,813
Finance revenues	29	42
Total revenues	2,847	2,855
Costs and expenses
Cost of sales	2,357	2,382
Selling and administrative expense	302	279
Interest expense	47	51
Acquisition and restructuring costs	16	—
Total costs and expenses	2,722	2,712
Income from continuing operations before income taxes	125	143
Income tax expense	38	28
Income from continuing operations	87	115
Income (loss) from discontinued operations, net of income taxes	(2)	4
Net income	$85	$119
Basic earnings per share
Continuing operations	$0.31	$0.42
Discontinued operations	(0.01)	0.02
Basic earnings per share	$0.30	$0.44
Diluted earnings per share
Continuing operations	$0.31	$0.40
Discontinued operations	(0.01)	0.01
Diluted earnings per share	$0.30	$0.41
Dividends per share
Common stock	$0.02	$0.02

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Net income	$85	$119
Other comprehensive income, net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	18	32
Deferred gains/losses on hedge contracts, net of reclassifications	(7)	(7)
Foreign currency translation adjustments	(6)	(10)
Other comprehensive income	5	15
Comprehensive income	$90	$134

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	March 29, 2014	December 28, 2013
Assets
Manufacturing group
Cash and equivalents	$682	$1,163
Accounts receivable, net	1,141	979
Inventories	3,909	2,963
Other current assets	603	467
Total current assets	6,335	5,572
Property, plant and equipment, less accumulated depreciation and amortization of $3,541 and $3,463	2,456	2,215
Goodwill	1,980	1,735
Other assets	2,481	1,697
Total Manufacturing group assets	13,252	11,219
Finance group
Cash and equivalents	98	48
Finance receivables, net	1,434	1,493
Other assets	179	184
Total Finance group assets	1,711	1,725
Total assets	$14,963	$12,944
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$543	$8
Accounts payable	1,158	1,107
Accrued liabilities	2,237	1,888
Total current liabilities	3,938	3,003
Other liabilities	2,481	2,118
Long-term debt	2,682	1,923
Total Manufacturing group liabilities	9,101	7,044
Finance group
Other liabilities	252	260
Debt	1,247	1,256
Total Finance group liabilities	1,499	1,516
Total liabilities	10,600	8,560
Shareholders’ equity
Common stock	35	35
Capital surplus	1,376	1,331
Treasury stock	(150)	—
Retained earnings	4,124	4,045
Accumulated other comprehensive loss	(1,022)	(1,027)
Total shareholders’ equity	4,363	4,384
Total liabilities and shareholders’ equity	$14,963	$12,944
Common shares outstanding (in thousands)	278,888	282,059

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 29, 2014 and March 30, 2013, respectively

	Consolidated
(In millions)	2014	2013
Cash flows from operating activities
Net income	$85	$119
Less: Income (loss) from discontinued operations	(2)	4
Income from continuing operations	87	115
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	98	97
Deferred income taxes	(8)	11
Other, net	31	9
Changes in assets and liabilities:
Accounts receivable, net	(49)	(121)
Inventories	(180)	(254)
Other assets	(11)	13
Accounts payable	(99)	31
Accrued and other liabilities	25	(303)
Pension, net	13	(94)
Income taxes, net	31	28
Captive finance receivables, net	34	75
Other operating activities, net	2	(2)
Net cash used in operating activities of continuing operations	(26)	(395)
Net cash used in operating activities of discontinued operations	(1)	(4)
Net cash used in operating activities	(27)	(399)
Cash flows from investing activities
Net cash used in acquisitions	(1,489)	(18)
Capital expenditures	(66)	(77)
Finance receivables repaid	33	72
Other investing activities, net	2	39
Net cash provided by (used in) investing activities	(1,520)	16
Cash flows from financing activities
Proceeds from long-term debt	1,131	41
Increase in short-term debt	184	205
Principal payments on long-term and nonrecourse debt	(62)	(482)
Purchases of Textron common stock	(150)	—
Dividends paid	(6)	(5)
Other financing activities, net	19	11
Net cash provided by (used in) financing activities	1,116	(230)
Effect of exchange rate changes on cash and equivalents	—	(9)
Net decrease in cash and equivalents	(431)	(622)
Cash and equivalents at beginning of period	1,211	1,413
Cash and equivalents at end of period	$780	$791

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Three Months Ended March 29, 2014 and March 30, 2013, respectively

	Manufacturing Group		Finance Group
(In millions)	2014	2013	2014	2013
Cash flows from operating activities
Net income	$82	$107	$3	$12
Less: Income (loss) from discontinued operations	(2)	4	—	—
Income from continuing operations	84	103	3	12
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Dividends received from Finance Group	—	20	—	—
Non-cash items:
Depreciation and amortization	95	92	3	5
Deferred income taxes	(4)	1	(4)	10
Other, net	27	20	4	(11)
Changes in assets and liabilities:
Accounts receivable, net	(49)	(121)	—	—
Inventories	(180)	(255)	—	—
Other assets	(11)	13	—	—
Accounts payable	(99)	31	—	—
Accrued and other liabilities	34	(297)	(9)	(16)
Pension, net	13	(86)	—	(8)
Income taxes, net	26	9	5	19
Other operating activities, net	—	2	2	(4)
Net cash provided by (used in) operating activities of continuing operations	(64)	(468)	4	7
Net cash used in operating activities of discontinued operations	(1)	(4)	—	—
Net cash provided by (used in) operating activities	(65)	(472)	4	7
Cash flows from investing activities
Net cash used in acquisitions	(1,489)	(18)	—	—
Capital expenditures	(66)	(77)	—	—
Finance receivables repaid	—	—	108	173
Finance receivables originated or purchased	—	—	(41)	(26)
Other investing activities, net	(1)	—	3	50
Net cash provided by (used in) investing activities	(1,556)	(95)	70	197
Cash flows from financing activities
Proceeds from long-term debt	1,093	—	38	41
Increase in short-term debt	184	205	—	—
Principal payments on long-term and nonrecourse debt	—	(312)	(62)	(170)
Purchases of Textron common stock	(150)	—	—	—
Dividends paid	(6)	(5)	—	(20)
Other financing activities, net	19	11	—	—
Net cash provided by (used in) financing activities	1,140	(101)	(24)	(149)
Effect of exchange rate changes on cash and equivalents	—	(9)	—	—
Net increase (decrease) in cash and equivalents	(481)	(677)	50	55
Cash and equivalents at beginning of period	1,163	1,378	48	35
Cash and equivalents at end of period	$682	$701	$98	$90

See Notes to the consolidated financial statements.

TEXTRON INC.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  On March 14, 2014, we completed the acquisition of all of the outstanding equity interests in Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries, (collectively “Beechcraft”). The results of Beechcraft have been included in our consolidated financial statements only for the period subsequent to the completion of the acquisition. As a result, the consolidated financial results for the three months ended March 29, 2014 do not reflect a full three months of Beechcraft operations.

We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2013.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron consolidated with its majority-owned subsidiaries that operate in the Bell, Textron Systems and Industrial segments, and the newly formed Textron Aviation segment, which includes the legacy Cessna segment and the recently acquired Beechcraft business. The Finance group, which also is the Finance segment, consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.  All significant intercompany transactions are eliminated from the Consolidated Financial Statements, including retail and wholesale financing activities for inventory sold by our Manufacturing group and financed by our Finance group.

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

During 2014 and 2013, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates increased income from continuing operations before income taxes in the first quarter of 2014 and 2013 by $21 million and $7 million, respectively, ($13 million and $5 million after tax, or $0.05 and $0.02 per diluted share, respectively).  For the first quarter of 2014 and 2013, the gross favorable program profit adjustments totaled $24 million and $9 million, respectively, and the gross unfavorable program profit adjustments totaled $3 million and $2 million, respectively.

Note 2. Business Acquisitions

On March 14, 2014, we acquired Beechcraft for an aggregate cash payment of $1.5 billion that included a repayment of a portion of Beechcraft’s working capital credit facility at closing. We financed a portion of the purchase price with the issuance of $600 million in senior notes on January 30, 2014 and by drawing $500 million under the five-year term loan agreement entered into on January 24, 2014.  The balance was paid from cash on hand.

Beechcraft is a leading manufacturer of business, special mission, light attack and trainer aircraft, including the King Air turboprops, piston-engine Baron and Bonanza, and the T-6 trainer and AT-6 light attack military aircraft. Beechcraft also has a global network of both factory-owned and authorized service centers.  The acquisition of Beechcraft and the formation of the new Textron Aviation segment provide increased scale and complementary product offerings, allowing us to strengthen our position across the aviation industry and enhance our ability to support our customers.

The consideration paid for this business was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  Due to the size and breadth of this acquisition, additional time is necessary to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date including the significant contractual and operational factors used in determining the fair values of certain assets, the assumptions made for certain liabilities and the related tax impacts of any changes made.  We will finalize the purchase accounting as soon as reasonably possible during the one-year-measurement period allowed under generally accepted accounting principles. Any potential adjustments to the preliminary fair values could be material.  Our preliminary allocation of the purchase price is presented below.

(In millions)	March 14, 2014
Accounts receivable	$112
Inventories	771
Other current assets	168
Property, plant and equipment	260
Intangible assets	594
Goodwill	214
Other assets	187
Accounts payable	(144)
Accrued liabilities	(301)
Other liabilities	(383)
Total net assets acquired	$1,478

On a preliminary basis, we recorded $214 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $594 million in intangible assets, which primarily include unpatented technology related to original equipment manufactured parts and designs and customer relationships valued at $386 million and trade names valued at $208 million.  The unpatented technology and customer relationships assets have a life of 15 years, resulting in amortization expense in the range of approximately $18 million to $32 million annually.  Substantially all of the trade names intangible asset has an indefinite life and therefore is not subject to amortization.  Approximately $265 million of tax-deductible goodwill was acquired in this transaction.

During the first quarter of 2014, we incurred transaction costs related to the acquisition of $11 million, which were recorded within Acquisition and restructuring costs on the Consolidated Statements of Operations.

In connection with the integration of Beechcraft, we initiated a restructuring program in our Textron Aviation segment in the first quarter of 2014 to align the Cessna and Beechcraft businesses, reduce operating redundancies and maximize efficiencies. We expect to incur costs for this program related to employee terminations, facility consolidations, contract terminations and other transition-related costs, and estimate that this program will result in charges of approximately $35 million in 2014.  We expect to incur additional costs in 2015, but do not expect these costs to be material.   In the first quarter of 2014, we recorded $5 million of charges related to restructuring activities that are included in the Acquisition and restructuring costs line on the Consolidated Statements of Operations.  On April 23, 2014, we announced a reduction of approximately 750 positions and expect to record a charge of $12 million related to this action in the second quarter of 2014.

The results of Beechcraft have been included in our consolidated financial statements only for the period subsequent to the completion of the acquisition. From the closing date through March 29, 2014, Beechcraft’s revenues totaled $101 million.  Presentation of pro-forma financial results for the Beechcraft acquisition will be included in our Form 10-Q for the period ending June 28, 2014, as it is impracticable to include in the first quarter filing without undue cost and effort due to the close proximity of the transaction closing date to the end of our first quarter.

Note 3.  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Three Months Ended
Service cost	$27	$33	$1	$2
Interest cost	79	73	5	5
Expected return on plan assets	(111)	(105)	—	—
Amortization of prior service cost (credit)	4	4	(6)	(3)
Amortization of net actuarial loss	28	46	1	2
Net periodic benefit cost	$27	$51	$1	$6

Note 4.  Share-Based Compensation

Our share-based compensation plans provide restricted stock, restricted stock units, stock options, stock appreciation rights, performance stock awards and deferred income plan stock unit awards.  Compensation expense included in net income for these plans is as follows:

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Compensation expense	$34	$30
Income tax benefit	(12)	(11)
Total net compensation expense	$22	$19

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

The weighted-average fair value of options granted during the respective periods and the assumptions used in our option-pricing model for such grants are as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Fair value of options at grant date	$12.72	$9.69
Dividend yield	0.2%	0.3%
Expected volatility	34.5%	37.0%
Risk-free interest rate	1.5%	0.9%
Expected term (in years)	5.0	5.5

The stock option activity during the first quarter of 2014 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	9,018	$27.57
Granted	1,753	39.70
Exercised	(648)	26.05
Canceled, expired or forfeited	(238)	40.50
Outstanding at end of period	9,885	$29.51
Exercisable at end of period	5,799	$26.94

At March 29, 2014, our outstanding options had an aggregate intrinsic value of $96 million and a weighted-average remaining contractual life of 7 years.  Our exercisable options had an aggregate intrinsic value of $71 million and a weighted-average remaining contractual life of 6 years at March 29, 2014.  The total intrinsic value of options exercised during the first quarter of 2014 and 2013 was $8 million and $4 million, respectively.

Restricted Stock Units

The activity for restricted stock units payable in stock and for restricted stock units payable in cash during the first quarter of 2014 is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	780	$27.56	2,025	$23.73
Granted	192	39.70	419	39.70
Vested	(42)	26.27	(481)	15.61
Forfeited	(15)	28.12	(88)	27.05
Outstanding at end of period, nonvested	915	$30.21	1,875	$29.22

The fair value of the restricted stock awards that vested and/or amounts paid under these awards during the respective periods is as follows:

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Fair value of awards vested	$20	$21
Cash paid	19	18

Performance Share Units

The fair value of share-based compensation awards accounted for as liabilities includes performance share units, which are paid in cash in the first quarter of the year following vesting. The fair value of these awards is based on the trading price of our common stock and is remeasured at each reporting period date. The activity for our performance share units during the first quarter of 2014 is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	895	$28.08
Granted	296	39.70
Forfeited	(46)	28.20
Outstanding at end of period, nonvested	1,145	$31.08

Cash paid under these awards totaled $12 million and $11 million during the first quarter of 2014 and 2013, respectively.

Note 5.  Earnings Per Share

In February 2014, we entered into an accelerated share repurchase agreement (ASR) with a counterparty and repurchased 4.3 million shares of our outstanding common stock from the counterparty for $150 million. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares for basic and diluted earnings per share.  The ASR is scheduled to settle in December 2014. Upon final settlement of the ASR, we may receive additional shares or pay additional cash or shares, at our option, based on the daily volume weighted average market price (VWAP) of our common stock over the course of the calculation period, less a discount. We intend to settle any amount payable by us in shares. At March 29, 2014, based on the VWAP through that date, we would be required to issue to the counterparty approximately 341,000 shares to settle the ASR.  For accounting purposes, the ASR is considered a treasury stock purchase for the 4.3 million shares delivered to us by the counterparty, and a forward contract indexed to our common stock for the shares to be delivered upon settlement, if any.  The forward contract is not required to be separately accounted for as a derivative.

We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period.  Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends. Diluted EPS considers the dilutive effect of all potential future common stock, including stock options, restricted stock units and shares that would have been delivered if the ASR were settled at March 29,

2014.  In addition, for the first quarter of 2013, prior to the maturity of our convertible notes on May 1, 2013 as disclosed in Note 7 of our 2013 Annual Report on Form 10-K, diluted EPS includes the shares that could have been issued upon the conversion of the notes and upon the exercise of the related warrants.

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013
Basic weighted-average shares outstanding	281,094	273,200
Dilutive effect of:
Stock options and restricted stock units	2,049	317
ASR	184	—
Convertible notes and warrants	—	15,461
Diluted weighted-average shares outstanding	283,327	288,978

Stock options to purchase 1 million and 5 million shares of common stock outstanding at March 29, 2014 and March 30, 2013, respectively, were not included in the computation of diluted weighted average shares outstanding, as their effect would have been anti-dilutive.

Note 6.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	March 29, 2014	December 28, 2013
Commercial	$849	$654
U.S. Government contracts	317	347
	1,166	1,001
Allowance for doubtful accounts	(25)	(22)
Total	$1,141	$979

We have unbillable receivables, primarily on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $142 million at March 29, 2014 and $163 million at December 28, 2013.

Finance Receivables

Finance receivables by classification are presented in the following table:

(In millions)	March 29, 2014	December 28, 2013
Finance receivables held for investment	$1,427	$1,483
Allowance for losses	(54)	(55)
Total finance receivables held for investment, net	1,373	1,428
Finance receivables held for sale	61	65
Total finance receivables, net	$1,434	$1,493

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

A summary of finance receivables categorized based on the credit quality indicators discussed above is as follows:

(In millions)	March 29, 2014	December 28, 2013
Performing	$1,208	$1,285
Watchlist	121	93
Nonaccrual	98	105
Total	$1,427	$1,483
Nonaccrual as a percentage of total finance receivables	6.87%	7.08%

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

Finance receivables by delinquency aging category are summarized in the table below:

(In millions)	March 29, 2014	December 28, 2013
Less than 31 days past due	$1,204	$1,295
31-60 days past due	98	108
61-90 days past due	87	37
Over 90 days past due	38	43
Total	$1,427	$1,483

There were no significant accrual status loans greater than 90 days past due at March 29, 2014. Accrual status loans that were greater than 90 days past due totaled $5 million at December 28, 2013.  At March 29, 2014 and December 28, 2013, 60+ days contractual delinquency as a percentage of finance receivables was 8.76% and 5.39%, respectively.

Loan Modifications

Troubled debt restructurings occur when we have either modified the contract terms of finance receivables for borrowers experiencing financial difficulties or accepted a transfer of assets in full or partial satisfaction of the loan balance.  The types of modifications we typically make include extensions of the original maturity date of the contract, delays in the timing of required principal payments and deferrals of interest payments. The changes effected by modifications made during the first quarter of 2014 and 2013 to finance receivables were not material.

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Interest income recognized on impaired loans was not significant in the first quarter of 2014 or 2013.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	March 29, 2014	December 28, 2013
Recorded investment:
Impaired loans with no related allowance for losses	$35	$78
Impaired loans with related allowance for losses	62	59
Total	$97	$137
Unpaid principal balance	$101	$141
Allowance for losses on impaired loans	16	14
Average recorded investment	117	155

A summary of the allowance for losses on finance receivables that are evaluated on an individual basis and on a collective basis is provided below. The finance receivables included in the table below excludes leveraged leases in accordance with generally accepted accounting principles.

(In millions)	March 29, 2014	December 28, 2013
Allowance based on collective evaluation	$38	$41
Allowance based on individual evaluation	16	14
Finance receivables evaluated collectively	$1,209	$1,226
Finance receivables evaluated individually	97	137

Allowance for Losses

We maintain the allowance for losses on finance receivables at a level considered adequate to cover inherent losses in the portfolio based on management’s evaluation.  For larger balance accounts specifically identified as impaired, a reserve is established based on comparing the expected future cash flows, discounted at the finance receivable’s effective interest rate, or the fair value of the underlying collateral if the finance receivable is collateral dependent, to its carrying amount. The expected future cash flows consider collateral value; financial performance and liquidity of our borrower; existence and financial strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession and eventual disposal of collateral.  When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the potential outcomes based on their relative likelihood of occurrence.  The evaluation of our portfolio is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the estimated fair value of the underlying collateral, which may differ from actual results.  While our analysis is specific to each individual account, critical factors included in this analysis are industry valuation guides, age and physical condition of the collateral, payment history and existence and financial strength of guarantors.

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

A rollforward of the allowance for losses on finance receivables is provided below:

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Balance at the beginning of period	$55	$84
Provision for losses	4	(7)
Charge-offs	(6)	(3)
Recoveries	1	3
Balance at the end of period	$54	$77

Note 7.  Inventories

Inventories are composed of the following:

(In millions)	March 29, 2014	December 28, 2013
Finished goods	$1,572	$1,276
Work in process	2,905	2,477
Raw materials and components	581	407
	5,058	4,160
Progress/milestone payments	(1,149)	(1,197)
Total	$3,909	$2,963

Note 8.  Accrued Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years.  Changes in our warranty and product maintenance liabilities are as follows:

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Accrual at the beginning of period	$223	$222
Provision	70	67
Settlements	(69)	(70)
Acquisitions	56	—
Adjustments*	(4)	—
Accrual at the end of period	$276	$219

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 9. Debt

On January 24, 2014, we entered into a five-year term loan agreement with a syndicate of banks in the principal amount of $500 million. On January 30, 2014, we issued $250 million in 3.65% notes due 2021 and $350 million in 4.30% notes due 2024 under our shelf registration statement.  Upon the closing of the Beechcraft acquisition on March 14, 2014, we fully drew down on the five-year term loan and used the cash, along with the net proceeds of the issuance of the notes, to finance a portion of the acquisition.

Note 10.  Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefit Adjustments	Deferred Gains/Losses on Hedge Contracts	Accumulated Other Comprehensive Loss
For the three months ended March 29, 2014
Beginning balance	$93	$(1,110)	$(10)	$(1,027)
Other comprehensive income before reclassifications	(6)	—	(9)	(15)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	18	2	20
Other comprehensive income	(6)	18	(7)	5
Ending balance	$87	$(1,092)	$(17)	$(1,022)
For the three months ended March 30, 2013
Beginning balance	$81	$(1,857)	$6	$(1,770)
Other comprehensive loss before reclassifications	(10)	—	(5)	(15)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	32	(2)	30
Other comprehensive income	(10)	32	(7)	15
Ending balance	$71	$(1,825)	$(1)	$(1,755)

The before and after-tax components of Other Comprehensive Income are presented below:

(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
For the three months ended March 29, 2014
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$29	$(10)	$19
Amortization of prior service cost*	(2)	1	(1)
Pension and postretirement benefits adjustments, net	27	(9)	18
Deferred gains/losses on hedge contracts:
Current deferrals	(11)	2	(9)
Reclassification adjustments	2	—	2
Deferred gains/losses on hedge contracts, net	(9)	2	(7)
Foreign currency translation adjustments	(7)	1	(6)
Total	$11	$(6)	$5
For the three months ended March 30, 2013
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$48	$(17)	$31
Amortization of prior service cost*	1	—	1
Pension and postretirement benefits adjustments, net	49	(17)	32
Deferred gains/losses on hedge contracts:
Current deferrals	(6)	1	(5)
Reclassification adjustments	(2)	—	(2)
Deferred gains/losses on hedge contracts, net	(8)	1	(7)
Foreign currency translation adjustments	(2)	(8)	(10)
Total	$39	$(24)	$15

*These components of other comprehensive income are included in the computation of net periodic pension cost.  See Note 11 of our 2013 Annual Report on Form 10-K for additional information.

Note 11.  Commitments and Contingencies

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  We utilize foreign currency exchange contracts to manage this volatility.  Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At March 29, 2014 and December 28, 2013, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $510 million and $636 million, respectively.  At March 29, 2014, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $19 million liability.  At December 28, 2013, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $15 million liability.

We primarily utilize forward exchange contracts which have maturities of no more than three years.  These contracts qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At March 29, 2014, we had a net deferred loss of $17 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on cash flow hedges, including gains and losses related to hedge ineffectiveness, amounted to a $7 million net loss in both the first quarter of 2014 and 2013. We expect to reclassify a $13 million net loss from Accumulated other comprehensive loss to earnings in the next twelve months.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of a net investment. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges.  Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustments within Accumulated other comprehensive loss, produced a $2 million after-tax loss in the first quarter of 2014, resulting in an accumulated net gain balance of $4 million at March 29, 2014.  There was no ineffectiveness recorded related to these hedges during the first quarter of 2014.

Our Finance group has entered into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates.  These interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  At March 29, 2014 and December 28, 2013, we had interest rate exchange contracts with notional amounts upon which the contracts were based of $203 million and $229 million, respectively.  The fair value amounts of our interest rate exchange contracts were a $2 million asset and a $5 million liability at both March 29, 2014 and December 28, 2013.

Our exposure to loss from nonperformance by the counterparties to our derivative agreements at March 29, 2014 was minimal.  We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due. We historically have minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A.  The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.  We continuously monitor our exposures to ensure that we limit our risks.

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended March 29, 2014 and December 28, 2013, certain assets in the Finance group were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  The table below sets forth the balance of those assets at the end of the period in which a fair value adjustment was taken.

(In millions)	March 29, 2014	December 28, 2013
Finance receivables held for sale	$61	$65
Impaired finance receivables	46	45
Other assets	9	35

The following table represents the fair value adjustments recorded for each asset measured at fair value on a non-recurring basis.

	Gain (Loss)
	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Finance receivables held for sale	$1	$12
Impaired finance receivables	(5)	(3)
Other assets	(1)	(4)

Finance receivables held for sale are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. Fair values of each loan in this portfolio were determined based on a combination of discounted cash flow models and recent third-party offers to estimate the price we expect to receive in the principal market for each loan, in an orderly transaction. The gains on finance receivables held for sale during 2013 were primarily the result of the payoff of loans in amounts, and sale of loans at prices, in excess of the values established in previous periods.

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

Other assets in the tables above primarily include repossessed aviation assets. The fair value of these assets was largely determined based on the use of industry pricing guides.  If the carrying amount of the assets is higher than their estimated fair value, we record a corresponding charge to income for the difference.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	March 29, 2014		December 28, 2013
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,965)	$(3,164)	$(1,854)	$(2,027)
Finance group
Finance receivables held for investment, excluding leases	1,173	1,236	1,231	1,290
Debt	(1,247)	(1,244)	(1,256)	(1,244)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions or Level 2 inputs.  At both March 29, 2014 and December 28, 2013, approximately 30% of the fair value of term debt for the Finance group was determined based on observable market transactions (Level 1).  The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). Fair value estimates for finance receivables held for investment were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 13.  Income Tax Expense

Income tax expense equated to an effective income tax rate of 30.4% and 19.8% in the first quarter of 2014 and 2013, respectively, compared with the U.S. federal statutory income tax rate of 35.0%.  In the first quarter of 2014, the difference between the statutory and the effective income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates. In the first quarter of 2013, the difference between the statutory and the effective income tax rate was primarily related to the retroactive reinstatement and extension of the Federal Research and Development Tax Credit as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

Note 14.  Segment Information

We operate in, and report financial information for, the following five business segments: Bell, Textron Systems, Industrial, Finance and the newly formed Textron Aviation segment as discussed in Note 1.

Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and acquisition and restructuring costs related to the Beechcraft acquisition. The measurement for the Finance segment includes interest income and expense along with intercompany interest expense. Our revenues by segment and a reconciliation of segment profit to income from continuing operations before income taxes are as follows:

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
REVENUES
Manufacturing group
Textron Aviation	$785	$708
Bell	873	949
Textron Systems	363	429
Industrial	797	727
	2,818	2,813
Finance segment	29	42
Total revenues	$2,847	$2,855
SEGMENT PROFIT
Manufacturing group
Textron Aviation	$14	$(8)
Bell	96	129
Textron Systems	39	38
Industrial	66	57
	215	216
Finance segment	4	19
Segment profit	219	235
Corporate expenses and other, net	(43)	(55)
Interest expense, net for Manufacturing group	(35)	(37)
Acquisition and restructuring costs	(16)	—
Income from continuing operations before income taxes	$125	$143

Item 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Consolidated Results of Operations

On March 14, 2014, we completed the acquisition of Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries, (collectively “Beechcraft”).  The acquired Beechcraft business and the legacy Cessna segment have been combined to form a new segment named Textron Aviation. The results of Beechcraft have been included in Textron’s consolidated financial statements only for the period subsequent to the completion of the acquisition. As a result, the consolidated financial results for the three months ended March 29, 2014 do not reflect a full three months of Beechcraft operations.

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 21 to 26.

Revenues

	Three Months Ended
(Dollars in millions)	March 29, 2014	March 30, 2013
Revenues	$2,847	$2,855
% change compared with prior period	—

Revenues decreased $8 million in the first quarter of 2014, compared with the first quarter of 2013, reflecting the following fluctuations:

•                  Lower Bell revenues of $76 million, primarily due to lower commercial volume reflecting lower aircraft deliveries.

•                  Lower Textron Systems revenues of $66 million, largely due to lower volume in the Unmanned Aircraft Systems (UAS) product line.

•                  Lower Finance revenues of $13 million, primarily attributable to gains on the disposition of finance receivables held for sale during the first quarter of 2013.

•                  Higher Textron Aviation revenues of $77 million, primarily due to the impact of the Beechcraft acquisition of $101 million, partially offset by lower volume of $38 million. The volume impact was primarily the result of lower pre-owned aircraft and CitationAir volume of $91 million, partially offset by higher Citation jet, Caravan and aftermarket volume of $47 million.

•                  Higher Industrial segment revenues of $70 million, primarily due to higher volume of $38 million, largely in the Fuel Systems and Functional Components product line, and a $22 million impact from acquisitions.

Cost of Sales and Selling and Administrative Expense

	Three Months Ended
(Dollars in millions)	March 29, 2014	March 30, 2013
Operating expenses	$2,659	$2,661
Cost of sales	2,357	2,382
% change compared with prior period	(1)%
Gross margin percentage of Manufacturing revenues	16.4%	15.3%
Selling and administrative expenses	$302	$279
% change compared with prior period	8%

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses. Cost of sales decreased $25 million, 1%, in the first quarter of 2014, compared with the first quarter of 2013, principally due to lower net volume, partially offset by the impact from acquired businesses. In the first quarter of 2014, gross margin increased as a percentage of Manufacturing revenues reflecting improved pricing, largely at the Textron Aviation segment and lower research and development expenses of $14 million, partially offset by lower margin at the Bell segment, largely due to an unfavorable mix of commercial aircraft deliveries.

Selling and administrative expense increased $23 million, 8%, to $302 million in the first quarter of 2014, compared with the first quarter of 2013. The increase was primarily due to a $19 million impact from acquired businesses and $11 million of higher provision for loan losses at the Finance segment.

Acquisition and Restructuring Costs

In the first quarter of 2014, we incurred $16 million in acquisition and restructuring costs related to the Beechcraft acquisition, which includes $11 million of transaction costs, primarily related to advisory services, and $5 million of severance costs resulting from a restructuring program as described below.  These costs are not included in segment profit.

In connection with the integration of Beechcraft, we initiated a restructuring program in our Textron Aviation segment in the first quarter of 2014 to align the Cessna and Beechcraft businesses, reduce operating redundancies and maximize efficiencies. We expect to incur costs for this program related to employee terminations, facility consolidations, contract terminations and other transition-related costs, and estimate that this program will result in charges of approximately $35 million in 2014.  We expect to incur additional costs in 2015, but do not expect these costs to be material.  On April 23, 2014, we announced a reduction of approximately 750 positions and expect to record a charge of $12 million related to this action in the second quarter of 2014.

Income Taxes

Income tax expense equated to an effective income tax rate of 30.4% and 19.8% in the first quarter of 2014 and 2013, respectively, compared with the U.S. federal statutory income tax rate of 35.0%.  In the first quarter of 2014, the difference between the statutory and the effective income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates. In the first quarter of 2013, the difference between the statutory and the effective income tax rate was primarily related to the retroactive reinstatement and extension of the Federal Research and Development Tax Credit as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

Backlog

(In millions)	March 29, 2014	December 28, 2013
Bell	$6,253	$6,450
Textron Systems	2,821	2,803
Textron Aviation	1,521	1,018

Backlog increased $503 million at the Textron Aviation segment primarily as a result of the Beechcraft acquisition.

Segment Analysis

We operate in, and report financial information for, the following five business segments: Textron Aviation, which consists of the legacy Cessna segment combined with the newly-acquired Beechcraft business, Bell, Textron Systems, Industrial and Finance.  Segment profit is an important measure used for evaluating performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and acquisition and restructuring costs related to the Beechcraft acquisition. The measurement for the Finance segment includes interest income and expense along with intercompany interest expense.

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

Textron Aviation

	Three Months Ended
(Dollars in millions)	March 29, 2014	March 30, 2013
Revenues	$785	$708
Operating expenses	771	716
Segment profit (loss)	14	(8)
Profit margin	2%	(1)%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues from the prior year quarter:

(In millions)	2014 versus 2013
Acquisitions	$101
Volume	(38)
Pricing	14
Total change	$77

In the first quarter of 2014, Textron Aviation’s revenues increased $77 million, 11%, compared with the first quarter of 2013, primarily due to the impact of the Beechcraft acquisition of $101 million and favorable pricing of $14 million in most of our product offerings, partially offset by lower volume of $38 million.  The volume impact was primarily the result of lower pre-owned aircraft volume of $66 million and lower CitationAir volume of $25 million, largely related to exiting our fractional share business, partially offset by higher Citation jet, Caravan and aftermarket volume of $47 million.  We delivered 35 Citation jets in the first quarter of 2014, compared with 32 jets in the first quarter of 2013.  During the first quarter of 2014, the portion of the segment’s revenues derived from aftermarket sales and services represented 33% of its total revenues, compared with 31% in the first quarter of 2013.

Textron Aviation’s operating expenses increased by $55 million, 8%, in the first quarter of 2014, compared with the first quarter of 2013, primarily due to the incremental operating costs related to the Beechcraft acquisition, partially offset by the impact of lower expenses due to lower net sales volume at Cessna as described above. Textron Aviation’s operating expenses exclude acquisition and restructuring costs related to Beechcraft, which are reported separately and are discussed in the Acquisition and Restructuring Costs section above.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit from the prior year quarter:

(In millions)	2014 versus 2013
Pricing, net of inflation	$12
Volume and mix	7
Other	3
Total change	$22

Textron Aviation’s segment profit increased $22 million in the first quarter of 2014, compared with the first quarter of 2013, largely due to higher pricing as described above.  Segment profit was also favorably impacted by volume and mix of $7 million, primarily resulting from higher Citation jet and Caravan volume.

Bell

	Three Months Ended
(Dollars in millions)	March 29, 2014	March 30, 2013
Revenues:
V-22 program	$380	$361
Other military	215	225
Commercial	278	363
Total revenues	873	949
Operating expenses	777	820
Segment profit	96	129
Profit margin	11%	14%

Bell manufactures helicopters, tiltrotor aircraft, and related spare parts and provides services for military and commercial markets.  Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues from the prior year quarter:

(In millions)	2014 versus 2013
Volume	$(83)
Other	7
Total change	$(76)

Bell’s revenues decreased $76 million, 8%, in the first quarter of 2014, compared with the first quarter of 2013, primarily due to lower volume, which included the following factors:

•                  $92 million decrease in commercial volume, largely related to lower aircraft deliveries. Bell delivered 34 commercial aircraft in the first quarter of 2014, compared with 40 commercial aircraft in the first quarter of 2013.

•                  $10 million decrease in other military volume, primarily reflecting lower H-1 program volume. Bell delivered 5 H-1 aircraft in the first quarter of 2014, compared with 6 aircraft in the first quarter of 2013.

•                  $19 million increase in V-22 program volume, primarily reflecting higher product support volume of $35 million.  This increase was partially offset by lower aircraft deliveries as we delivered 8 V-22 aircraft in the first quarter of 2014, compared with 9 aircraft in the first quarter of 2013.

Bell’s operating expenses decreased $43 million, 5%, in the first quarter of 2014, compared with the first quarter of 2013, primarily due to lower sales volume as discussed above.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit from the prior year quarter:

(In millions)	2014 versus 2013
Volume and mix	$(31)
Other	(2)
Total change	$(33)

Bell’s segment profit decreased $33 million, 26%, in the first quarter of 2014, compared with the first quarter of 2013, primarily due to the unfavorable mix of commercial aircraft deliveries and lower volume as described above.

Textron Systems

	Three Months Ended
(Dollars in millions)	March 29, 2014	March 30, 2013
Revenues	$363	$429
Operating expenses	324	391
Segment profit	39	38
Profit margin	11%	9%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues from the prior year quarter:

(In millions)	2014 versus 2013
Volume	$(71)
Acquisitions	5
Total change	$(66)

Revenues at Textron Systems decreased $66 million, 15%, in the first quarter of 2014, compared with the first quarter of 2013, primarily due to lower volume in the UAS product line of $58 million and in the Marine and Land Systems product line of $21 million, partially offset by higher volume in the Weapons and Sensors product line of $11 million.

Textron Systems’ operating expenses decreased $67 million, 17%, in the first quarter of 2014, compared with the first quarter of 2013, primarily due to lower volume.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit from the prior year quarter:

(In millions)	2014 versus 2013
Performance	$7
Volume and mix	(4)
Other	(2)
Total change	$1

Segment profit at Textron Systems increased $1 million, 3%, in the first quarter of 2014, compared with the first quarter of 2013, primarily due to favorable performance of $7 million, largely due to cost reduction initiatives across most product lines, partially offset by lower volume described above.

Industrial

	Three Months Ended
(Dollars in millions)	March 29, 2014	March 30, 2013
Revenues:
Fuel Systems and Functional Components	$492	$457
Other Industrial	305	270
Total revenues	797	727
Operating expenses	731	670
Segment profit	66	57
Profit margin	8%	8%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues from the prior year quarter:

(In millions)	2014 versus 2013
Volume	$38
Acquisitions	22
Other	10
Total change	$70

Industrial segment revenues increased $70 million, 10%, in the first quarter of 2014, compared with the first quarter of 2013, primarily due to higher volume of $38 million and the impact of acquisitions of $22 million.  Higher volume was largely related to the Fuel Systems and Functional Components product line, principally reflecting automotive industry demand in Europe and Asia.

Operating expenses for the Industrial segment increased $61 million, 9%, in the first quarter of 2014, compared with the first quarter of 2013, largely due to the impact from higher sales volume discussed above and additional operating expenses from recently acquired businesses.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit from the prior year quarter:

(In millions)	2014 versus 2013
Volume and mix	$8
Other	1
Total change	$9

Segment profit for the Industrial segment increased $9 million, 16%, in the first quarter of 2014, compared with the first quarter of 2013, primarily due to the impact from higher volume as described above.

Finance

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Revenues	$29	$42
Segment profit	4	19

Finance segment revenues decreased $13 million in the first quarter of 2014, compared with the first quarter of 2013, primarily attributable to a $12 million impact from gains on the disposition of finance receivables held for sale during the first quarter of 2013. These gains resulted from the payoff of loans in amounts, and sale of loans at prices, in excess of the values established in previous periods.

Finance segment profit decreased $15 million in the first quarter of 2014, compared with the first quarter of 2013, primarily due to an impact from gains on finance receivables held for sale as discussed above and higher provision for loan losses of $11 million.  These decreases in segment profit were partially offset by lower administrative expense of $5 million, primarily associated with the exit of the non-captive business.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables that are classified as held for investment.

(Dollars in millions)	March 29, 2014	December 28, 2013
Finance receivables	$1,427	$1,483
Nonaccrual finance receivables	98	105
Ratio of nonaccrual finance receivables to finance receivables	6.87%	7.08%
60+ days contractual delinquency	$125	$80
60+ days contractual delinquency as a percentage of finance receivables	8.76%	5.39%

Liquidity and Capital Resources

Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron consolidated with its majority-owned subsidiaries that operate in the Textron Aviation, Bell, Textron Systems and Industrial segments.  The Finance group, which also is the Finance segment, consists of Textron Financial Corporation and its consolidated subsidiaries.  We designed this framework to enhance our borrowing power by separating the Finance group.  Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services.  Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	March 29, 2014	December 28, 2013
Manufacturing group
Cash and equivalents	$682	$1,163
Debt	3,225	1,931
Shareholders’ equity	4,363	4,384
Capital (debt plus shareholders’ equity)	7,588	6,315
Net debt (net of cash and equivalents) to capital	37%	15%
Debt to capital	43%	31%
Finance group
Cash and equivalents	$98	$48
Debt	1,247	1,256

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

We maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.  On January 30, 2014, we issued $250 million in 3.65% notes due 2021 and $350 million in 4.30% notes due 2024 under this registration statement.  On January 24, 2014, we also entered into a five-year term loan agreement with a syndicate of banks in the principal amount of $500 million. Upon the closing of the Beechcraft acquisition on March 14, 2014, we fully drew down on the five-year term loan and used the cash, along with the net proceeds of the issuance of the notes, to finance a portion of the acquisition.  The balance of the Beechcraft acquisition purchase price was paid from cash on hand.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Operating activities	$(64)	$(468)
Investing activities	(1,556)	(95)
Financing activities	1,140	(101)

The first quarter of our fiscal year typically results in net cash outflow from operating activities, in part due to the timing of incentive and deferred compensation payments and pension contributions.  Consistent with prior years, we expect positive cash flows from operating activities for the full year.

In the first quarter of 2014, we made $96 million in incentive and deferred compensation payments and $17 million in pension contributions, compared to $149 million and $140 million, respectively, in the first quarter of 2013.  These lower payments in the first quarter of 2014, accounted for $176 million of the improvement in net operating cash flows, while the remaining improvement was largely attributable to other favorable changes in working capital, including a $168 million increase in customer deposits at Bell, resulting from higher performance-based payments on certain contracts, along with more deposits on commercial aircraft.

Investing cash flows in the first quarter of 2014 included a $1.5 billion aggregate cash payment to acquire Beechcraft.  Cash flows from investing activities also included capital expenditures of $66 million and $77 million in the first quarter of 2014 and 2013, respectively.

In the first quarter of 2014, financing activities primarily consisted of proceeds of $1.1 billion from long-term debt, which was used to finance a portion of the Beechcraft acquisition, and proceeds of $184 million from the issuance of commercial paper.  Financing activities in the first quarter of 2013 primarily included the repayment of $312 million of outstanding debt, which was partially offset by proceeds of $205 million from the issuance of commercial paper.  In February 2014, we repurchased 4.3 million shares of our outstanding common stock from a counterparty for $150 million under an accelerated share repurchase agreement as disclosed in Note 5 to the Consolidated Financial Statements.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Operating activities	$4	$7
Investing activities	70	197
Financing activities	(24)	(149)

Cash flows from investing activities primarily included collections on finance receivables totaling $108 million and $173 million in the first quarter of 2014 and 2013, respectively, partially offset by finance receivable originations of $41 million and $26 million, respectively.

Cash used for financing activities included $62 million of cash payments on long-term and nonrecourse debt in the first quarter of 2014, compared with $170 million of payments in the first quarter of 2013.  These cash outflows were partially offset by proceeds from long-term debt of $38 million and $41 million in the first quarter of 2014 and 2013, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Operating activities	$(26)	$(395)
Investing activities	(1,520)	16
Financing activities	1,116	(230)

In the first quarter of 2014, we made $99 million in incentive and deferred compensation payments and $17 million in pension contributions, compared to $154 million and $149 million, respectively, in the first quarter of 2013.  These lower payments in the first quarter of 2014, accounted for $187 million of the improvement in net operating cash flows, while the remaining improvement was largely attributable to other favorable changes in working capital, including a $168 million increase in customer deposits at Bell, resulting from higher performance-based payments on certain contracts, along with more deposits on commercial aircraft.

In the first quarter of 2014, investing activities primarily included a $1.5 billion aggregate cash payment to acquire Beechcraft.  Total cash provided by financing activities in the first quarter of 2014 primarily consisted of proceeds of $1.1 billion from long-term debt, which was used to finance a portion of the Beechcraft acquisition, and proceeds of $184 million from the issuance of commercial paper, partially offset by $150 million related to an accelerated share repurchase program.  In the first quarter of 2013, financing activities primarily included the repayment of $482 million of outstanding debt, which was partially offset by the issuance of $205 million of commercial paper.

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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(41)	$(26)
Cash received from customers and sale of receivables	75	101
Other	—	11
Total reclassifications from investing activities	34	86
Reclassifications from financing activities:
Dividends received by Manufacturing group from Finance group	—	(20)
Total reclassifications and adjustments to cash flow from operating activities	$34	$66

Critical Accounting Estimates

The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are disclosed on pages 34 through 37 in our 2013 Annual Report on Form 10-K.  The following section provides an update of the year-end disclosure for long-term contracts to include program profit adjustments made during the quarter.

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

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Gross favorable	$24	$9
Gross unfavorable	(3)	(2)
Net program profit adjustments	$21	$7

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended March 29, 2014.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2013 Annual Report on Form 10-K.

Item 4.         CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) as of the end of the fiscal quarter covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

On March 14, 2014, we completed the acquisition of Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries.  This business will be integrated into our system of internal control over financial reporting during the fiscal year.  There were no other changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.	EXHIBITS

10.1	Form of Non-Qualified Stock Option Agreement

10.2	Form of Stock-Settled Restricted Stock Unit Grant Agreement with Dividend Equivalents

10.3	Form of Performance Share Unit Grant Agreement

10.4	Second Amendment to the Deferred Income Plan for Textron Executives, dated March 24, 2014

10.5	Second Amendment to the Severance Plan for Textron Key Executives, dated March 24, 2014

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income,  (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	May 1, 2014	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

10.1	Form of Non-Qualified Stock Option Agreement

10.2	Form of Stock-Settled Restricted Stock Unit Grant Agreement with Dividend Equivalents

10.3	Form of Performance Share Unit Grant Agreement

10.4	Second Amendment to the Deferred Income Plan for Textron Executives, dated March 24, 2014

10.5	Second Amendment to the Severance Plan for Textron Key Executives, dated March 24, 2014

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income,  (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.