Form 10-Q
period 2014-06-28
TEXTRON INC
filed 2014-07-23
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

As of July 12, 2014, there were 279,201,470 shares of common stock outstanding.

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues
Manufacturing revenues	$3,478	$2,808	$6,296	$5,621
Finance revenues	27	31	56	73
Total revenues	3,505	2,839	6,352	5,694
Costs and expenses
Cost of sales	2,875	2,338	5,232	4,720
Selling and administrative expense	353	296	655	575
Interest expense	47	42	94	93
Acquisition and restructuring costs	20	—	36	—
Total costs and expenses	3,295	2,676	6,017	5,388
Income from continuing operations before income taxes	210	163	335	306
Income tax expense	65	49	103	77
Income from continuing operations	145	114	232	229
Income (loss) from discontinued operations, net of income taxes	(1)	(1)	(3)	3
Net income	$144	$113	$229	$232
Basic earnings per share
Continuing operations	$0.52	$0.41	$0.83	$0.83
Discontinued operations	—	(0.01)	(0.01)	0.01
Basic earnings per share	$0.52	$0.40	$0.82	$0.84
Diluted earnings per share
Continuing operations	$0.51	$0.40	$0.82	$0.80
Discontinued operations	—	—	(0.01)	0.01
Diluted earnings per share	$0.51	$0.40	$0.81	$0.81
Dividends per share
Common stock	$0.02	$0.02	$0.04	$0.04

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$144	$113	$229	$232
Other comprehensive income, net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	27	31	45	63
Deferred gains/losses on hedge contracts, net of reclassifications	14	(6)	7	(13)
Foreign currency translation adjustments	2	1	(4)	(9)
Other comprehensive income	43	26	48	41
Comprehensive income	$187	$139	$277	$273

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	June 28, 2014	December 28, 2013
Assets
Manufacturing group
Cash and equivalents	$680	$1,163
Accounts receivable, net	1,200	979
Inventories	4,017	2,963
Other current assets	578	467
Total current assets	6,475	5,572
Property, plant and equipment, less accumulated depreciation and amortization of $3,623 and $3,463	2,463	2,215
Goodwill	2,006	1,735
Other assets	2,511	1,697
Total Manufacturing group assets	13,455	11,219
Finance group
Cash and equivalents	135	48
Finance receivables, net	1,367	1,493
Other assets	178	184
Total Finance group assets	1,680	1,725
Total assets	$15,135	$12,944
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$358	$8
Accounts payable	1,166	1,107
Accrued liabilities	2,433	1,888
Total current liabilities	3,957	3,003
Other liabilities	2,450	2,118
Long-term debt	2,686	1,923
Total Manufacturing group liabilities	9,093	7,044
Finance group
Other liabilities	251	260
Debt	1,213	1,256
Total Finance group liabilities	1,464	1,516
Total liabilities	10,557	8,560
Shareholders’ equity
Common stock	35	35
Capital surplus	1,409	1,331
Treasury stock	(150)	—
Retained earnings	4,263	4,045
Accumulated other comprehensive loss	(979)	(1,027)
Total shareholders’ equity	4,578	4,384
Total liabilities and shareholders’ equity	$15,135	$12,944
Common shares outstanding (in thousands)	279,748	282,059

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 28, 2014 and June 29, 2013, respectively

	Consolidated
(In millions)	2014	2013
Cash flows from operating activities
Net income	$229	$232
Less: Income (loss) from discontinued operations	(3)	3
Income from continuing operations	232	229
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	214	192
Deferred income taxes	(14)	42
Other, net	56	24
Changes in assets and liabilities:
Accounts receivable, net	(96)	(169)
Inventories	(279)	(445)
Other assets	16	(23)
Accounts payable	(98)	(61)
Accrued and other liabilities	208	(374)
Income taxes, net	35	(90)
Pension, net	17	(55)
Captive finance receivables, net	67	276
Other operating activities, net	(5)	(8)
Net cash provided by (used in) operating activities of continuing operations	353	(462)
Net cash used in operating activities of discontinued operations	(2)	(7)
Net cash provided by (used in) operating activities	351	(469)
Cash flows from investing activities
Net cash used in acquisitions	(1,550)	(53)
Capital expenditures	(172)	(190)
Finance receivables repaid	58	112
Proceeds from sales of receivables and other finance assets	13	53
Other investing activities, net	3	10
Net cash used in investing activities	(1,648)	(68)
Cash flows from financing activities
Proceeds from long-term debt	1,151	402
Principal payments on long-term and nonrecourse debt	(121)	(925)
Purchases of Textron common stock	(150)	—
Increase in short-term debt	—	366
Settlement of convertible notes	—	(215)
Proceeds from settlement of capped call	—	75
Dividends paid	(11)	(11)
Other financing activities, net	30	13
Net cash provided by (used in) financing activities	899	(295)
Effect of exchange rate changes on cash and equivalents	2	(10)
Net decrease in cash and equivalents	(396)	(842)
Cash and equivalents at beginning of period	1,211	1,413
Cash and equivalents at end of period	$815	$571

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Six Months Ended June 28, 2014 and June 29, 2013, respectively

	Manufacturing Group		Finance Group
(In millions)	2014	2013	2014	2013
Cash flows from operating activities
Net income	$222	$209	$7	$23
Less: Income (loss) from discontinued operations	(3)	3	—	—
Income from continuing operations	225	206	7	23
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	207	182	7	10
Deferred income taxes	(5)	29	(9)	13
Other, net	48	44	8	(20)
Changes in assets and liabilities:
Accounts receivable, net	(96)	(169)	—	—
Inventories	(272)	(460)	—	—
Other assets	16	(23)	—	—
Accounts payable	(98)	(61)	—	—
Accrued and other liabilities	211	(372)	(3)	(12)
Income taxes, net	31	(98)	4	8
Pension, net	17	(49)	—	(6)
Dividends received from Finance Group	—	30	—	—
Capital contributions paid to Finance Group	—	(1)	—	—
Other operating activities, net	(1)	—	(4)	(8)
Net cash provided by (used in) operating activities of continuing operations	283	(742)	10	8
Net cash used in operating activities of discontinued operations	(2)	(7)	—	—
Net cash provided by (used in) operating activities	281	(749)	10	8
Cash flows from investing activities
Net cash used in acquisitions	(1,550)	(53)	—	—
Capital expenditures	(172)	(190)	—	—
Finance receivables repaid	—	—	222	422
Finance receivables originated or purchased	—	—	(97)	(78)
Proceeds from sales of receivables and other finance assets	—	—	13	77
Other investing activities, net	(5)	17	1	38
Net cash provided by (used in) investing activities	(1,727)	(226)	139	459
Cash flows from financing activities
Proceeds from long-term debt	1,093	150	58	252
Principal payments on long-term and nonrecourse debt	(1)	(312)	(120)	(613)
Purchases of Textron common stock	(150)	—	—	—
Increase in short-term debt	—	366	—	—
Settlement of convertible notes	—	(215)	—	—
Proceeds from settlement of capped call	—	75	—	—
Dividends paid	(11)	(11)	—	(30)
Capital contributions paid to Finance group	—	—	—	1
Other financing activities, net	30	13	—	—
Net cash provided by (used in) financing activities	961	66	(62)	(390)
Effect of exchange rate changes on cash and equivalents	2	(10)	—	—
Net increase (decrease) in cash and equivalents	(483)	(919)	87	77
Cash and equivalents at beginning of period	1,163	1,378	48	35
Cash and equivalents at end of period	$680	$459	$135	$112

See Notes to the consolidated financial statements.

TEXTRON INC.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  On March 14, 2014, we completed the acquisition of all of the outstanding equity interests in Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries, (collectively “Beechcraft”). The results of Beechcraft have been included in our consolidated financial statements only for the period subsequent to the completion of the acquisition. As a result, the consolidated financial results for the six months ended June 28, 2014 do not reflect a full six months of Beechcraft operations.

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

Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron consolidated with its majority-owned subsidiaries that operate in the Bell, Textron Systems and Industrial segments, and the recently formed Textron Aviation segment, which includes the legacy Cessna segment and the acquired Beechcraft business. The Finance group, which also is the Finance segment, consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.  All significant intercompany transactions are eliminated from the Consolidated Financial Statements, including retail and wholesale financing activities for inventory sold by our Manufacturing group and financed by our Finance group.

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

During 2014 and 2013, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates increased income from continuing operations before income taxes in the second quarter of 2014 and 2013 by $38 million and $2 million, respectively, ($24 million and $1 million after tax, or $0.09 and $0.00 per diluted share, respectively). For the second quarter of 2014 and 2013, the gross favorable program profit adjustments totaled $41 million and $9 million, respectively, and the gross unfavorable program profit adjustments totaled $3 million and $7 million, respectively.  Gross favorable program profit adjustments for the second quarter of 2014 included $16 million related to the settlement of the System Development and Demonstration phase of the Armed Reconnaissance Helicopter (ARH) program, which was terminated in October 2008.

The changes in estimates increased income from continuing operations before income taxes in the first half of 2014 and 2013 by $59 million and $9 million, ($37 million and $6 million after tax, or $0.13 and $0.02 per diluted share, respectively).  For the first half of 2014 and 2013, the gross favorable program profit adjustments totaled $65 million and $18 million, respectively, and the gross unfavorable program profit adjustments totaled $6 million and $9 million, respectively.  Gross favorable program profit adjustments for the first half of 2014 included $16 million related to the ARH program as described above.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” that outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption. This ASU is effective for our company at the beginning of fiscal 2017; early adoption is not permitted. We are currently evaluating the new guidance to determine the impact it is expected to have on our consolidated financial statements, along with the transition method we expect to utilize.

Note 2.  Business Acquisitions

2014 Beechcraft Acquisition

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

Beechcraft is a leading manufacturer of business, special mission, light attack and trainer aircraft, including the King Air turboprops, piston-engine Baron and Bonanza, and the T-6 trainer and AT-6 light attack military aircraft. Beechcraft also has a global network of both factory-owned and authorized service centers.  The acquisition of Beechcraft and the formation of the Textron Aviation segment provide increased scale and complementary product offerings, allowing us to strengthen our position across the aviation industry and enhance our ability to support our customers.

The consideration paid for this business was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  Due to the size and breadth of this acquisition, additional time is necessary to complete the purchase accounting, primarily related to the fair values of certain assets and liabilities.  We will finalize the purchase accounting as soon as reasonably possible during the one-year-measurement period allowed under generally accepted accounting principles.  Any potential adjustments to the preliminary fair values could be material.  Our current preliminary allocation of the purchase price is presented below.

(In millions)
Accounts receivable	$116
Inventories	770
Other current assets	179
Property, plant and equipment	260
Intangible assets	594
Goodwill	208
Other assets	185
Accounts payable	(143)
Accrued liabilities	(293)
Other liabilities	(398)
Total net assets acquired	$1,478

Goodwill of $208 million was primarily related to expected synergies from combining operations and the value of the existing workforce, and intangible assets of $594 million primarily included unpatented technology related to original equipment manufactured parts and designs and customer relationships valued at $386 million and trade names valued at $208 million.  The unpatented technology and customer relationships assets have a life of 15 years, resulting in amortization expense in the range of approximately $18 million to $32 million annually.  Substantially all of the trade names intangible asset has an indefinite life and therefore is not subject to amortization.

We acquired tax-deductible goodwill of approximately $260 million in this transaction. We also recorded unrecognized tax benefits of approximately $90 million at the acquisition date.

In connection with the integration of Beechcraft, we initiated a restructuring program in our Textron Aviation segment in the first quarter of 2014 to align the Cessna and Beechcraft businesses, reduce operating redundancies and maximize efficiencies. We expect to incur costs for this program related to employee terminations, facility consolidations, contract terminations and other transition-related costs, and estimate that this program will result in charges of approximately $35 million in 2014.  We expect to incur additional costs in 2015, but do not expect these costs to be material.   In the second quarter and first half of 2014, we recorded charges of $20 million and $25 million, respectively, related to restructuring activities that were included in the Acquisition and restructuring costs line on the Consolidated Statements of Operations.  In addition, we incurred transaction costs related to the acquisition of $11 million during the first quarter of 2014 that were also included in the Acquisition and restructuring costs line.

Other 2014 Acquisitions

During the first half of 2014, we made aggregate cash payments of $71 million for the following acquisitions within our Industrial segment:

•                  Tug Technologies Corporation, a manufacturer of ground support equipment in the aviation industry, acquired on May 2, 2014.

•                  The assets of Dixie Chopper, a manufacturer of zero-turn radius mowers for the commercial and residential markets, acquired on February 6, 2014.

Actual and Pro-Forma Impact from 2014 Acquisitions

The operating results for the 2014 acquisitions are included in the Consolidated Statement of Operations since their respective closing dates.  From the closing dates through June 28, 2014, revenues related to these acquisitions totaled $452 million and $558 million for the three- and six-month periods, respectively.  The cost structures of Beechcraft and Cessna have been significantly integrated since the acquisition of Beechcraft, therefore, it is not possible to separately report earnings for this acquisition.  The earnings related to the other 2014 acquisitions were not significant.

The unaudited supplemental pro-forma data included in the table below presents consolidated information as if our 2014 acquisitions had been completed on December 30, 2012.  This pro-forma information should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on December 30, 2012, nor are they necessarily indicative of future results as they do not reflect the potential realization of cost savings and synergies associated with the acquisition.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues	$ 3,513	$ 3,296	$ 6,715	$ 6,599
Income from continuing operations, net of income taxes	181	102	293	201
Diluted earnings per share from continuing operations	$ 0.64	$ 0.36	$ 1.04	$ 0.70

Certain pro-forma adjustments were made to reflect the allocation of the preliminary purchase price to the acquired net assets including depreciation and intangible amortization expense, resulting from the valuation of tangible and intangible assets, and amortization of inventory fair value step-up adjustments, along with the related tax effects.  The pro-forma results for 2013 were also adjusted to include transaction and restructuring costs of $20 million and $36 million for the three- and six-month periods, respectively, related to the Beechcraft acquisition; these costs were excluded from the 2014 pro-forma results. In addition, the pro- forma results exclude the financial impact related to Beechcraft’s emergence from bankruptcy in 2013.

Note 3. Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees. The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Three Months Ended
Service cost	$ 27	$ 34	$ 1	$ 2
Interest cost	85	73	5	5
Expected return on plan assets	(117)	(105)	—	—
Amortization of prior service cost (credit)	4	3	(5)	(2)
Amortization of net actuarial loss	28	46	—	1
Net periodic benefit cost	$ 27	$ 51	$ 1	$ 6
Six Months Ended
Service cost	$ 54	$ 67	$ 2	$ 4
Interest cost	164	146	10	10
Expected return on plan assets	(228)	(210)	—	—
Amortization of prior service cost (credit)	8	7	(11)	(5)
Amortization of net actuarial loss	56	92	1	3
Net periodic benefit cost	$ 54	$ 102	$ 2	$ 12

Note 4.  Earnings Per Share

In February 2014, we entered into an Accelerated Share Repurchase agreement (ASR) with a counterparty and repurchased 4.3 million shares of our outstanding common stock from the counterparty for $150 million. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares for basic and diluted earnings per share. The ASR is scheduled to settle in December 2014. Upon final settlement of the ASR, we may receive additional shares or pay additional cash or shares, at our option, based on the daily volume weighted average market price (VWAP) of our common stock over the course of the calculation period, less a discount. We intend to settle any amount payable by us in shares. At June 28, 2014, based on the VWAP through that date, we would be required to issue to the counterparty approximately 442,000 shares to settle the ASR. For accounting purposes, the ASR is considered a treasury stock purchase for the 4.3 million shares delivered to us by the counterparty, and a forward contract indexed to our common stock for the shares to be delivered upon settlement, if any. The forward contract is not required to be separately accounted for as a derivative.

We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period. Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends. Diluted EPS considers the dilutive effect of all potential future common stock, including stock options, restricted stock units and shares that would have been delivered if the ASR were settled at June 28, 2014. In addition, for the first half of 2013, prior to the maturity of our convertible notes on May 1, 2013 as disclosed in Note 7 of our 2013 Annual Report on Form 10-K, diluted EPS included the shares that could have been issued upon the conversion of the notes and upon the exercise of the related warrants.

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic weighted-average shares outstanding	280,280	280,163	280,715	276,682
Dilutive effect of:
Stock options and restricted stock units	2,042	117	2,072	227
ASR	442	—	312	—
Convertible notes and warrants	—	3,544	—	9,360
Diluted weighted-average shares outstanding	282,764	283,824	283,099	286,269

Stock options to purchase 2 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for the three and six months ended June 28, 2014, as their effect would have been anti-dilutive.  Stock options to purchase 6 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for both the three and six months ended June 29, 2013, as their effect would have been anti-dilutive.

Note 5.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	June 28, 2014	December 28, 2013
Commercial	$900	$654
U.S. Government contracts	325	347
	1,225	1,001
Allowance for doubtful accounts	(25)	(22)
Total	$1,200	$979

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $146 million at June 28, 2014 and $163 million at December 28, 2013.

Finance Receivables

Finance receivables by classification are presented in the following table:

(In millions)	June 28, 2014	December 28, 2013
Finance receivables held for investment	$1,384	$1,483
Allowance for losses	(54)	(55)
Total finance receivables held for investment, net	1,330	1,428
Finance receivables held for sale	37	65
Total finance receivables, net	$1,367	$1,493

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

A summary of finance receivables categorized based on the credit quality indicators discussed above is as follows:

(In millions)	June 28, 2014	December 28, 2013
Performing	$1,176	$1,285
Watchlist	120	93
Nonaccrual	88	105
Total	$1,384	$1,483
Nonaccrual as a percentage of total finance receivables	6.36%	7.08%

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

Finance receivables by delinquency aging category are summarized in the table below:

(In millions)	June 28, 2014	December 28, 2013
Less than 31 days past due	$1,201	$1,295
31-60 days past due	87	108
61-90 days past due	76	37
Over 90 days past due	20	43
Total	$1,384	$1,483

There were no significant accrual status loans greater than 90 days past due at June 28, 2014.  Accrual status loans that were greater than 90 days past due totaled $5 million at December 28, 2013.  At June 28, 2014 and December 28, 2013, 60+ days contractual delinquency as a percentage of finance receivables was 6.94% and 5.39%, respectively.

Loan Modifications

Troubled debt restructurings occur when we have either modified the contract terms of finance receivables for borrowers experiencing financial difficulties or accepted a transfer of assets in full or partial satisfaction of the loan balance.  The types of modifications we typically make include extensions of the original maturity date of the contract, delays in the timing of required principal payments and deferrals of interest payments. The changes effected by modifications made during the first half of 2014 and 2013 to finance receivables were not material.

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Interest income recognized on impaired loans was not significant in the first half of 2014 or 2013.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	June 28, 2014	December 28, 2013
Recorded investment:
Impaired loans with related allowance for losses	$66	$59
Impaired loans with no related allowance for losses	34	78
Total	$100	$137
Unpaid principal balance	$104	$141
Allowance for losses on impaired loans	18	14
Average recorded investment	111	155

A summary of the allowance for losses on finance receivables that are evaluated on an individual basis and on a collective basis is provided below. The finance receivables included in the table below excludes leveraged leases in accordance with generally accepted accounting principles.

(In millions)	June 28, 2014	December 28, 2013
Allowance based on collective evaluation	$36	$41
Allowance based on individual evaluation	18	14
Finance receivables evaluated collectively	$1,164	$1,226
Finance receivables evaluated individually	100	137

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

A rollforward of the allowance for losses on finance receivables is provided below:

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Balance at the beginning of period	$55	$84
Provision for losses	6	(16)
Charge-offs	(10)	(8)
Recoveries	3	7
Balance at the end of period	$54	$67

Note 6.  Inventories

Inventories are composed of the following:

(In millions)	June 28, 2014	December 28, 2013
Finished goods	$1,641	$1,276
Work in process	2,876	2,477
Raw materials and components	591	407
	5,108	4,160
Progress/milestone payments	(1,091)	(1,197)
Total	$4,017	$2,963

Note 7.  Accrued Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years. Changes in our warranty and product maintenance liabilities are as follows:

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Accrual at the beginning of period	$223	$222
Provision	151	132
Settlements	(144)	(137)
Acquisitions	58	—
Adjustments*	(6)	—
Accrual at the end of period	$282	$217

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

Note 9.  Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits Adjustments	Deferred Gains/Losses on Hedge Contracts	Accumulated Other Comprehensive Loss
For the six months ended June 28, 2014
Beginning balance	$93	$(1,110)	$(10)	$(1,027)
Other comprehensive income (loss) before reclassifications	(4)	9	2	7
Amounts reclassified from Accumulated Other Comprehensive Loss	—	36	5	41
Other comprehensive income (loss)	(4)	45	7	48
Ending balance	$89	$(1,065)	$(3)	$(979)
For the six months ended June 29, 2013
Beginning balance	$81	$(1,857)	$6	$(1,770)
Other comprehensive loss before reclassifications	(9)	—	(11)	(20)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	63	(2)	61
Other comprehensive income (loss)	(9)	63	(13)	41
Ending balance	$72	$(1,794)	$(7)	$(1,729)

The before and after-tax components of Other Comprehensive Income are presented below:

(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
For the three months ended June 28, 2014
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$28	$(10)	$18
Amortization of prior service credit*	(1)	1	—
Amendment to postretirement benefit plan	15	(6)	9
Pension and postretirement benefits adjustments, net	42	(15)	27
Deferred gains/losses on hedge contracts:
Current deferrals	13	(2)	11
Reclassification adjustments	5	(2)	3
Deferred gains/losses on hedge contracts, net	18	(4)	14
Foreign currency translation adjustments	—	2	2
Total	$60	$(17)	$43
For the three months ended June 29, 2013
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$47	$(16)	$31
Amortization of prior service cost*	1	(1)	—
Pension and postretirement benefits adjustments, net	48	(17)	31
Deferred gains/losses on hedge contracts:
Current deferrals	(8)	2	(6)
Reclassification adjustments	(1)	1	—
Deferred gains/losses on hedge contracts, net	(9)	3	(6)
Foreign currency translation adjustments	—	1	1
Total	$39	$(13)	$26
For the six months ended June 28, 2014
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$57	$(20)	$37
Amortization of prior service credit*	(3)	2	(1)
Amendment to postretirement benefit plan	15	(6)	9
Pension and postretirement benefits adjustments, net	69	(24)	45
Deferred gains/losses on hedge contracts:
Current deferrals	2	—	2
Reclassification adjustments	7	(2)	5
Deferred gains/losses on hedge contracts, net	9	(2)	7
Foreign currency translation adjustments	(7)	3	(4)
Total	$71	$(23)	$48
For the six months ended June 29, 2013
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$95	$(33)	$62
Amortization of prior service cost*	2	(1)	1
Pension and postretirement benefits adjustments, net	97	(34)	63
Deferred gains/losses on hedge contracts:
Current deferrals	(14)	3	(11)
Reclassification adjustments	(3)	1	(2)
Deferred gains/losses on hedge contracts, net	(17)	4	(13)
Foreign currency translation adjustments	(2)	(7)	(9)
Total	$78	$(37)	$41

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

Note 11.  Derivative Instruments and Fair Value Measurements

We measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We prioritize the assumptions that market participants would use in pricing the asset or liability into a three-tier fair value hierarchy.  This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exist, requiring companies to develop their own assumptions.  Observable inputs that do not meet the criteria of Level 1, which include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2.  Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are utilized only to the extent that observable inputs are not available or cost effective to obtain.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  We utilize foreign currency exchange contracts to manage this volatility.  Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At June 28, 2014 and December 28, 2013, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $737 million and $636 million, respectively.  At June 28, 2014, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $3 million liability.  At December 28, 2013, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $15 million liability.

We primarily utilize forward exchange contracts which have maturities of no more than three years.  These contracts qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At June 28, 2014, we had a net deferred loss of $3 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on cash flow hedges, including gains and losses related to hedge ineffectiveness, were not significant in the periods presented.

We hedge our net investment position in major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in foreign currency and designate a portion of foreign currency debt as a hedge of a net investment. We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges.  Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustments within Accumulated other comprehensive loss, were not significant in the periods presented.

Our Finance group has entered into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates.  These interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  At June 28, 2014 and December 28, 2013, we had interest rate exchange contracts with notional amounts upon which the contracts were based of $179 million and $229 million, respectively.  The fair value amounts of our interest rate exchange contracts were a $2 million asset and a $4 million liability at June 28, 2014.  At December 28, 2013, the fair value amounts of our interest rate exchange contracts were a $2 million asset and $5 million liability.

Our exposure to loss from nonperformance by the counterparties to our derivative agreements at June 28, 2014 was minimal.  We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due. We historically have minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A.  The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.  We continuously monitor our exposures to ensure that we limit our risks.

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended June 28, 2014 and December 28, 2013, the Finance group’s impaired nonaccrual finance receivables of $48 million and $45 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral. For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides. Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses and primarily related to initial fair value adjustments. These charges totaled $6 million and $11 million for the three and six months ended June 28, 2014, respectively, and $2 million and $5 million for the three and six months ended June 29, 2013, respectively.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	June 28, 2014		December 28, 2013
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$ (2,971)	$ (3,212)	$ (1,854)	$ (2,027)
Finance group
Finance receivables held for investment, excluding leases	1,128	1,201	1,231	1,290
Debt	(1,213)	(1,218)	(1,256)	(1,244)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions or Level 2 inputs.  At June 28, 2014 and December 28, 2013, approximately 31% and 30%, respectively, of the fair value of term debt for the Finance group was determined based on observable market transactions (Level 1).  The remaining Finance group debt was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). Fair value estimates for finance receivables held for investment were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 12.  Income Tax Expense

Income tax expense equated to an effective income tax rate of 31.0% and 30.7% in the second quarter and the first half of 2014, respectively, compared with the U.S. federal statutory income tax rate of 35.0%.  In the second quarter and first half of 2014, the difference between the statutory and the effective income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates.

Income tax expense equated to an effective income tax rate of 30.1% and 25.2% in the second quarter and first half of 2013, respectively, compared with the U.S. federal statutory income tax rate of 35.0%.  In the second quarter of 2013, the difference between the statutory and the effective income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates.  In the first half of 2013, the difference between the statutory and the effective income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates and a favorable impact of five percentage points, resulting from the retroactive reinstatement and extension of the Federal Research and Development Tax Credit as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013, which primarily impacted the first quarter of 2013.

Note 13.  Segment Information

We operate in, and report financial information for, the following five business segments: Bell, Textron Systems, Industrial, Finance and the recently formed Textron Aviation segment as discussed in Note 1.

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

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
REVENUES
Manufacturing group
Textron Aviation	$1,183	$560	$1,968	$1,268
Bell	1,119	1,025	1,992	1,974
Textron Systems	282	422	645	851
Industrial	894	801	1,691	1,528
	3,478	2,808	6,296	5,621
Finance segment	27	31	56	73
Total revenues	$3,505	$2,839	$6,352	$5,694
SEGMENT PROFIT
Manufacturing Group
Textron Aviation	$28	$(50)	$42	$(58)
Bell	141	135	237	264
Textron Systems	34	34	73	72
Industrial	94	79	160	136
	297	198	512	414
Finance segment	7	15	11	34
Segment profit	304	213	523	448
Corporate expenses and other, net	(38)	(20)	(81)	(75)
Interest expense, net for Manufacturing group	(36)	(30)	(71)	(67)
Acquisition and restructuring costs	(20)	—	(36)	—
Income from continuing operations before income taxes	$210	$163	$335	$306

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Consolidated Results of Operations

On March 14, 2014, we completed the acquisition of Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries, (collectively “Beechcraft”).  The acquired Beechcraft business and the legacy Cessna segment were combined to form a new segment named Textron Aviation. The results of Beechcraft have been included in Textron’s consolidated financial statements only for the period subsequent to the completion of the acquisition. As a result, the consolidated financial results for the six months ended June 28, 2014 do not reflect a full six months of Beechcraft operations.

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 22 to 27.

Revenues

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues	$3,505	$2,839	$6,352	$5,694
% change compared with prior period	23%		12%

Revenues increased $666 million, 23%, in the second quarter of 2014, compared with the corresponding period of 2013, as revenue increases in the Textron Aviation, Bell and Industrial segments were partially offset by lower revenues in the Textron Systems and Finance segments. The net revenue increase included the following factors:

•                  Higher Textron Aviation revenues of $623 million, primarily due to a $425 million impact from the Beechcraft acquisition and $191 million in higher volume, largely resulting from higher Citation jet deliveries.

•                  Higher Bell revenues of $94 million, primarily reflecting $67 million in higher commercial and V-22 program volume due to an increase in deliveries and $41 million related to the settlement of the System Development and Demonstration (SDD) phase of the Armed Reconnaissance Helicopter (ARH) program, which was terminated in October 2008.

•                  Higher Industrial segment revenues of $93 million, primarily due to higher volume of $39 million, largely in the Fuel Systems and Functional Components product line, and a $36 million impact from acquisitions.

•                  Lower Textron Systems revenues of $140 million, primarily due to lower volume in the Marine and Land Systems product line of $78 million and Unmanned Aircraft Systems (UAS) product line of $41 million reflecting the timing of deliveries.

•                  Lower Finance revenues of $4 million, primarily attributable to gains on the disposition of finance receivables held for sale during the second quarter of 2013.

Revenues increased $658 million, 12%, in the first half of 2014, compared with the corresponding period of 2013, as revenue increases in the Textron Aviation, Industrial and Bell segments were partially offset by lower revenues in the Textron Systems and Finance segments.  The net revenue increase included the following factors:

•                  Higher Textron Aviation revenues of $700 million, primarily due to a $526 million impact from the Beechcraft acquisition and $153 million in higher volume, largely resulting from higher Citation jet deliveries.

•                  Higher Industrial segment revenues of $163 million, primarily due to higher volume of $77 million, largely in the Fuel Systems and Functional Components product line, and a $58 million impact from acquisitions.

•                  Higher Bell revenues of $18 million, primarily due to $49 million related to the V-22 program reflecting product support and other volume, and an increase in other military volume, which included $41 million related to the ARH program as described above.  These increases were partially offset by lower commercial revenue of $48 million, largely related to lower volumes.

•                  Lower Textron Systems revenues of $206 million, largely due to lower volume in the Marine and Land Systems product line of $99 million and the UAS product line of $99 million reflecting the timing of deliveries.

•                  Lower Finance revenues of $17 million, primarily attributable to gains on the disposition of finance receivables held for sale during the first half of 2013.

Cost of Sales and Selling and Administrative Expense

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Operating expenses	$3,228	$2,634	$5,887	$5,295
Cost of sales	2,875	2,338	5,232	4,720
% change compared with prior period	23%		11%
Gross margin percentage of Manufacturing revenues	17.3%	16.7%	16.9%	16.0%
Selling and administrative expenses	$353	$296	$655	$575
% change compared with prior period	19%		14%

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses. Cost of sales increased $537 million, 23%, in the second quarter of 2014, and $512 million, 11%, in the first half of 2014, compared with the corresponding periods of 2013, largely due to the impact of acquired businesses, primarily Beechcraft, and higher net volume as described above. In the second quarter and first half of 2014, gross margin increased as a percentage of Manufacturing revenues largely due to improved leverage resulting from higher revenues primarily in the Textron Aviation segment.

Selling and administrative expense increased $57 million, 19%, in the second quarter of 2014, and $80 million, 14%, in the first half of 2014, compared with the corresponding periods of 2013, largely related to businesses acquired in the past year and compensation expense, which included the impact of changes in our stock price.  This increase was partially offset by $28 million in severance costs incurred in 2013 in connection with a voluntary separation program in the legacy Cessna segment.

Acquisition and Restructuring Costs

In the second quarter and first half of 2014, we incurred $20 million and $36 million, respectively, in acquisition and restructuring costs related to the Beechcraft acquisition, which included severance costs of $20 million and $25 million, respectively, resulting from a restructuring program described below and transaction costs of $11 million incurred during the first quarter of 2014, primarily related to advisory services.  These costs are not included in segment profit.

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

Income Taxes

Income tax expense equated to an effective income tax rate of 31.0% and 30.7% in the second quarter and first half of 2014, respectively, compared with the U.S. federal statutory income tax rate of 35.0%.  In the second quarter and first half of 2014, the difference between the statutory and the effective income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates.

Backlog

(In millions)	June 28, 2014	December 28, 2013
Bell	$5,831	$6,450
Textron Systems	3,007	2,803
Textron Aviation	1,421	1,018

Backlog increased $403 million at the Textron Aviation segment primarily as a result of the Beechcraft acquisition.

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

In our discussion of comparative results for the Manufacturing group, changes in revenue and segment profit typically are expressed for our commercial business in terms of volume, pricing, foreign exchange and acquisitions.  Additionally, changes in segment profit may be expressed in terms of mix, inflation and cost performance. Volume changes in revenue represent increases/decreases in the number of units delivered or services provided.  Pricing represents changes in unit pricing.  Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period.  Acquisitions refers to the revenues generated from businesses that were acquired within the previous 12 months.  For segment profit, mix represents a change due to the composition of products and/or services sold at different profit margins.  Inflation represents higher material, wages, benefits, pension or other costs.  Performance reflects an increase or decrease in research and development, depreciation, selling and administrative costs, warranty, product liability, quality/scrap, labor efficiency, overhead, product line profitability, start-up, ramp up and cost-reduction initiatives or other manufacturing inputs.

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

Textron Aviation

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues	$1,183	$560	$1,968	$1,268
Operating expenses	1,155	610	1,926	1,326
Segment profit (loss)	28	(50)	42	(58)
Profit margin	2.4%	(8.9)%	2.1%	(4.6)%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q2 2014 versus Q2 2013	YTD 2014 versus YTD 2013
Acquisition	$425	$526
Volume	191	153
Pricing	7	21
Total change	$623	$700

In the second quarter of 2014, Textron Aviation’s revenues increased $623 million, 111%, compared with the second quarter of 2013, primarily due to the impact of the Beechcraft acquisition of $425 million and higher volume of $191 million.  The higher volume was primarily the result of higher Citation jet volume of $203 million and pre-owned aircraft volume of $20 million, partially offset by lower Caravan volume of $24 million and lower CitationAir volume of $19 million related to exiting our fractional share business.  We delivered 36 Citation jets and 34 King Air turboprops in the second quarter of 2014, compared with 20 Citation jets in the second quarter of 2013.  During the second quarter of 2014, the portion of the segment’s revenues derived from aftermarket sales and services represented 32% of its total revenues, compared with 41% in the second quarter of 2013.

In the first half of 2014, Textron Aviation’s revenues increased $700 million, 55%, compared with the first half of 2013, primarily due to the impact of the Beechcraft acquisition of $526 million and higher volume of $153 million.  The higher volume was primarily the result of higher Citation jet volume of $230 million, partially offset by lower pre-owned aircraft volume of $46 million and lower CitationAir volume of $44 million related to exiting our fractional share business.  We delivered 71 Citation jets and 42 King Air turboprops in the first half of 2014, compared with 52 Citation jets in the first half of 2013.  During the first half of 2014, the portion of the segment’s revenues derived from aftermarket sales and services represented 33% of its total revenues, compared with 35% in the first half of 2013.

Textron Aviation’s operating expenses increased by $545 million, 89%, and $600 million, 45%, in the second quarter and first half of 2014, respectively, compared with the corresponding period of 2013, primarily due to the incremental operating costs related to the Beechcraft acquisition, and higher net sales volume as described above. Textron Aviation’s operating expenses exclude acquisition and restructuring costs incurred across the segment as a result of the Beechcraft integration, which are reported separately and are discussed in the Acquisition and Restructuring Costs section above.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q2 2014 Versus Q2 2013	YTD 2014 versus YTD 2013
Volume	$37	$44
2013 Voluntary Separation Program	28	28
Pricing and inflation	9	21
Performance and other	4	7
Total change	$78	$100

Textron Aviation segment profit increased $78 million and $100 million in the second quarter and first half of 2014, compared with the corresponding periods of 2013, primarily due to higher volume as described above and $28 million in severance costs incurred in 2013 in connection with a voluntary separation program.  The cost structures of Beechcraft and Cessna were significantly integrated during the quarter, and as a result, Performance and other reflects the net profit impact of Beechcraft, including the benefit of the integrated cost structure.  Performance and other also includes amortization of $33 million and $45 million in the second quarter and first half of 2014, respectively, related to fair value step-up adjustments of acquired inventories sold during the periods.

Bell

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues:
V-22 program	$445	$415	$825	$776
Other military	268	241	483	466
Commercial	406	369	684	732
Total revenues	1,119	1,025	1,992	1,974
Operating expenses	978	890	1,755	1,710
Segment profit	141	135	237	264
Profit margin	12.6%	13.2%	11.9%	13.4%

Bell manufactures helicopters, tiltrotor aircraft, and related spare parts and provides services for military and commercial markets. Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q2 2014 versus Q2 2013	YTD 2014 versus YTD 2013
Volume and mix	$81	$(2)
Other	13	20
Total change	$94	$18

Bell’s revenues increased $94 million, 9%, in the second quarter of 2014, compared with the second quarter of 2013, primarily due to higher volume, which included the following factors:

•                  $37 million increase in commercial revenue, largely related to higher aircraft deliveries. Bell delivered 46 commercial aircraft in the second quarter of 2014, compared with 44 commercial aircraft in the second quarter of 2013.

•                  $30 million increase in V-22 program volume, largely related to higher aircraft deliveries as we delivered 10 V-22 aircraft in the second quarter of 2014, compared with 9 aircraft in the second quarter of 2013.

•                  $27 million increase in other military volume, primarily reflecting $41 million related to the settlement of the SDD phase of the ARH program, which was terminated in October 2008.  Bell delivered 8 H-1 production aircraft in the second quarter of 2014, compared with 6 aircraft in the second quarter of 2013.

Bell’s revenues increased $18 million, 1%, in the first half of 2014, compared with the first half of 2013, primarily due to the following factors:

•                  $49 million increase in V-22 program revenue, primarily reflecting higher product support and other volume of $28 million.  We delivered 18 V-22 aircraft in both the first half of 2014 and 2013.

•                  $17 million increase in other military volume, primarily reflecting $41 million related to the ARH program as described above and $35 million in higher spares volume.  These increases were partially offset by lower volume in other product lines, including the H-1 program.  We delivered 13 H-1 production aircraft in the first half of 2014, compared with 12 aircraft in the first half of 2013.

•                  $48 million decrease in commercial revenue, largely related to lower volumes. Bell delivered 80 commercial aircraft in the first half of 2014, compared with 84 commercial aircraft in the first half of 2013.

Bell’s operating expenses increased $88 million, 10%, in the second quarter of 2014 compared with the second quarter of 2013, primarily due to higher net sales volume as discussed above.

Bell’s operating expenses increased $45 million, 3%, in the first half of 2014, compared with the first half of 2013, primarily due to a higher proportion of Bell’s revenues attributable to lower margin government programs in 2014.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q2 2014 versus Q2 2013	YTD 2014 versus YTD 2013
Volume and mix	$12	$(19)
Other	(6)	(8)
Total change	$6	$(27)

Bell’s segment profit increased $6 million, 4%, in the second quarter of 2014, compared with the second quarter of 2013, primarily due to higher volume and mix, largely attributed to a $16 million favorable program profit adjustment related to the ARH program as described above.

Bell’s segment profit decreased $27 million, 10%, in the first half of 2014, compared with the first half of 2013, primarily due to lower volume and mix reflecting an unfavorable mix of commercial aircraft deliveries and lower volume, partially offset by a $16 million favorable program profit adjustment related to the ARH program as described above.

Textron Systems

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues	$282	$422	$645	$851
Operating expenses	248	388	572	779
Segment profit	34	34	73	72
Profit margin	12.1%	8.1%	11.3%	8.5%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q2 2014 versus Q2 2013	YTD 2014 versus YTD 2013
Volume	$(149)	$(220)
Other	9	14
Total change	$(140)	$(206)

Revenues at Textron Systems decreased $140 million, 33%, in the second quarter of 2014, compared with the second quarter of 2013, primarily due to lower volume in the Marine and Land Systems product line of $78 million and UAS product line of $41 million.  Revenues at Textron Systems decreased $206 million, 24%, in the first half of 2014, compared with the first half of 2013, primarily due to lower volume in the Marine and Land Systems product line of $99 million and the UAS product line of $99 million. The lower volume in the Marine and Land Systems and UAS product lines largely reflects the timing of deliveries during the year.

Textron Systems’ operating expenses decreased $140 million, 36%, and $207 million, 27%, in the second quarter and first half of 2014, respectively, compared with the corresponding period of 2013, primarily due to lower sales volume as discussed above.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q2 2014 versus Q2 2013	YTD 2014 versus YTD 2013
Performance	$20	$27
Volume	(15)	(19)
Other	(5)	(7)
Total change	$—	$1

Segment profit at Textron Systems was essentially unchanged from the corresponding periods, largely due to improved performance across all of our product lines which was mostly offset by lower volume as described above.

Industrial

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues:
Fuel Systems and Functional Components	$512	$474	$1,004	$931
Other Industrial	382	327	687	597
Total revenues	894	801	1,691	1,528
Operating expenses	800	722	1,531	1,392
Segment profit	94	79	160	136
Profit margin	10.5%	9.9%	9.5%	8.9%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q2 2014 versus Q2 2013	YTD 2014 versus YTD 2013
Volume	$39	$77
Acquisitions	36	58
Foreign exchange	13	21
Other	5	7
Total change	$93	$163

Industrial segment revenues increased $93 million, 12%, in the second quarter of 2014, compared with the second quarter of 2013, primarily due to higher volume of $39 million and the impact of acquisitions of $36 million.  Higher volume was largely related to the Fuel Systems and Functional Components product line, principally reflecting automotive industry demand in North America and Asia.

Industrial segment revenues increased $163 million, 11%, in the first half of 2014, compared with the first half of 2013, primarily due to higher volume of $77 million and the impact of acquisitions of $58 million.  Higher volume was largely related to the Fuel Systems and Functional Components product line, principally reflecting automotive industry demand in Asia, Europe and North America.

Operating expenses for the Industrial segment increased $78 million, 11%, and $139 million, 10%, in the second quarter and first half of 2014, respectively, compared with the corresponding periods of 2013, largely due to the impact from higher sales volume discussed above and additional operating expenses from recently acquired businesses.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q2 2014 versus Q2 2013	YTD 2014 versus YTD 2013
Volume and mix	$6	$14
Other	9	10
Total change	$15	$24

Segment profit for the Industrial segment increased $15 million, 19%, and $24 million, 18%, in the second quarter and first half of 2014, respectively, compared with the corresponding periods of 2013, primarily due to the impact from higher volume as described above.

Finance

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues	$ 27	$ 31	$ 56	$ 73
Segment profit	7	15	11	34

Finance segment revenues decreased $4 million and $17 million in the second quarter and first half of 2014, respectively, compared with the corresponding period of 2013, primarily attributable to a $5 million and $17 million impact from gains on the disposition of finance receivables held for sale during 2013. These gains resulted from the payoff of loans in amounts, and sale of loans at prices, in excess of the values established in previous periods.

Finance segment profit decreased $8 million and $23 million in the second quarter of 2014 and first half of 2014, respectively, compared with the corresponding period of 2013, primarily due to a change in provision for loan losses of $11 million and $22 million, respectively, reflecting reserve reversals in 2013 primarily related to the non-captive business, and the impact from gains on finance receivables held for sale as discussed above.  These decreases in segment profit were partially offset by lower administrative expense of $5 million and $10 million in the second quarter of 2014 and first half of 2014, respectively, primarily associated with the exit of the non-captive business.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables that are classified as held for investment.

(Dollars in millions)	June 28, 2014	December 28, 2013
Finance receivables	$1,384	$1,483
Nonaccrual finance receivables	88	105
Ratio of nonaccrual finance receivables to finance receivables	6.36%	7.08%
60+ days contractual delinquency	$96	$80
60+ days contractual delinquency as a percentage of finance receivables	6.94%	5.39%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	June 28, 2014	December 28, 2013
Manufacturing group
Cash and equivalents	$680	$1,163
Debt	3,044	1,931
Shareholders’ equity	4,578	4,384
Capital (debt plus shareholders’ equity)	7,622	6,315
Net debt (net of cash and equivalents) to capital	34%	15%
Debt to capital	40%	31%
Finance group
Cash and equivalents	$135	$48
Debt	1,213	1,256

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

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Operating activities	$283	$(742)
Investing activities	(1,727)	(226)
Financing activities	961	66

Cash flows from operating activities increased $1.0 billion during the first half of 2014, compared with the corresponding period of 2013, largely due to a favorable change in working capital and $113 million of lower contributions to our pension plans.  We made pension contributions of $44 million and $157 million in the first half of 2014 and 2013, respectively.  A significant factor contributing to the working capital change was an increase of $364 million in customer deposits, primarily at Bell resulting from higher performance-based payments on certain contracts, along with more deposits on commercial aircraft. Other favorable changes in working capital included a $188 million reduction in cash used for inventories, primarily at Textron Aviation, and $61 million in lower net tax payments between the periods. Net tax payments were $73 million in the first half of 2014 and $134 million in the first half of 2013.

Investing cash flows in the first half of 2014 included a $1.6 billion aggregate cash payment to acquire Beechcraft and two other businesses within our Industrial segment.  Cash flows from investing activities also included capital expenditures of $172 million and $190 million in the first half of 2014 and 2013, respectively.

In the first half of 2014, financing activities included proceeds of $1.1 billion from long-term debt, which was used to finance a portion of the Beechcraft acquisition.  In addition, we repurchased 4.3 million shares of our outstanding common stock from a counterparty for $150 million under an accelerated share repurchase agreement as disclosed in Note 4 to the Consolidated Financial Statements.  Financing activities in the first half of 2013 primarily consisted of the repayment of $527 million of outstanding debt, including the settlement of our convertible notes, which was mostly offset by proceeds of $516 million from the issuance of commercial paper and long-term debt.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Operating activities	$10	$8
Investing activities	139	459
Financing activities	(62)	(390)

Cash flows from investing activities primarily included finance receivables repaid and proceeds from sales of receivables and other finance assets totaling $235 million and $499 million in the first half of 2014 and 2013, respectively, partially offset by finance receivable originations of $97 million and $78 million, respectively.

Cash used for financing activities included $120 million of cash payments on long-term and nonrecourse debt in the first half of 2014, compared with $613 million of payments in the first half of 2013.  These cash outflows were partially offset by proceeds from long-term debt of $58 million and $252 million in the first half of 2014 and 2013, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Operating activities	$353	$(462)
Investing activities	(1,648)	(68)
Financing activities	899	(295)

Cash flows from operating activities increased $815 million during the first half of 2014, compared with the corresponding period of 2013, largely due to a favorable change in working capital and $113 million of lower contributions to our pension plans. A significant factor contributing to the working capital change was an increase of $364 million in customer deposits, primarily at Bell resulting from higher performance-based payments on certain contracts, along with more deposits on commercial aircraft. Other changes in working capital included a $166 million reduction in cash used for inventories, primarily at Textron Aviation, and $42 million in lower net tax payments between the periods. Net tax payments were $83 million in the first half of 2014 and $125 million in the first half of 2013.

In the first half of 2014, investing activities primarily included a $1.6 billion aggregate cash payment to acquire Beechcraft and two other businesses within our Industrial segment.  Total cash provided by financing activities in the second quarter of 2014 included proceeds of $1.2 billion from long-term debt, which was used primarily to finance a portion of the Beechcraft acquisition. In the first half of 2013, financing activities primarily consisted of the repayment of $1.1 billion of outstanding debt, including the settlement of our convertible notes, partially offset by proceeds of $768 million from long-term debt and the issuance of commercial paper.

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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(97)	$(58)
Cash received from customers	164	334
Other	(7)	25
Total reclassifications from investing activities	60	301
Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group	—	1
Dividends received by Manufacturing group from Finance group	—	(30)
Total reclassifications from financing activities	—	(29)
Total reclassifications and adjustments to cash flow from operating activities	$60	$272

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

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross favorable	$41	$9	$65	$18
Gross unfavorable	(3)	(7)	(6)	(9)
Net program profit adjustments	$38	$2	$59	$9

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

Item 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended June 28, 2014.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2013 Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2014, we completed the acquisition of Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries.  We are in the process of integrating this business into our system of internal control over financial reporting.

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

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 23, 2014	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.