Form 10-Q
period 2014-09-27
TEXTRON INC
filed 2014-10-24
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

As of October 10, 2014, there were 276,048,870 shares of common stock outstanding.

TEXTRON INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues
Manufacturing revenues	$3,405	$2,871	$9,701	$8,492
Finance revenues	25	33	81	106
Total revenues	3,430	2,904	9,782	8,598
Costs and expenses
Cost of sales	2,845	2,473	8,077	7,193
Selling and administrative expense	304	245	959	820
Interest expense	47	41	141	134
Acquisition and restructuring costs	3	—	39	—
Total costs and expenses	3,199	2,759	9,216	8,147
Income from continuing operations before income taxes	231	145	566	451
Income tax expense	71	47	174	124
Income from continuing operations	160	98	392	327
Income (loss) from discontinued operations, net of income taxes	(1)	1	(4)	4
Net income	$159	$99	$388	$331
Basic earnings per share
Continuing operations	$0.57	$0.35	$1.40	$1.18
Discontinued operations	—	—	(0.02)	0.01
Basic earnings per share	$0.57	$0.35	$1.38	$1.19
Diluted earnings per share
Continuing operations	$0.57	$0.35	$1.39	$1.15
Discontinued operations	—	—	(0.02)	0.01
Diluted earnings per share	$0.57	$0.35	$1.37	$1.16
Dividends per share
Common stock	$0.02	$0.02	$0.06	$0.06

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$159	$99	$388	$331
Other comprehensive income, net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	17	64	62	127
Deferred gains/losses on hedge contracts, net of reclassifications	(5)	2	2	(11)
Foreign currency translation adjustments	(43)	12	(47)	3
Other comprehensive income (loss)	(31)	78	17	119
Comprehensive income	$128	$177	$405	$450

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	September 27, 2014	December 28, 2013
Assets
Manufacturing group
Cash and equivalents	$430	$1,163
Accounts receivable, net	1,150	979
Inventories	4,081	2,963
Other current assets	539	467
Total current assets	6,200	5,572
Property, plant and equipment, less accumulated depreciation and amortization of $3,662 and $3,463	2,442	2,215
Goodwill	2,020	1,735
Other assets	2,509	1,697
Total Manufacturing group assets	13,171	11,219
Finance group
Cash and equivalents	81	48
Finance receivables, net	1,308	1,493
Other assets	179	184
Total Finance group assets	1,568	1,725
Total assets	$14,739	$12,944
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term and current portion of long-term debt	$383	$8
Accounts payable	1,135	1,107
Accrued liabilities	2,375	1,888
Total current liabilities	3,893	3,003
Other liabilities	2,451	2,118
Long-term debt	2,474	1,923
Total Manufacturing group liabilities	8,818	7,044
Finance group
Other liabilities	238	260
Debt	1,111	1,256
Total Finance group liabilities	1,349	1,516
Total liabilities	10,167	8,560
Shareholders’ equity
Common stock	36	35
Capital surplus	1,432	1,331
Treasury stock	(302)	—
Retained earnings	4,416	4,045
Accumulated other comprehensive loss	(1,010)	(1,027)
Total shareholders’ equity	4,572	4,384
Total liabilities and shareholders’ equity	$14,739	$12,944
Common shares outstanding (in thousands)	276,195	282,059

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 27, 2014 and September 28, 2013, respectively

	Consolidated
(In millions)	2014	2013
Cash flows from operating activities
Net income	$388	$331
Less: Income (loss) from discontinued operations	(4)	4
Income from continuing operations	392	327
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	325	285
Deferred income taxes	(41)	74
Other, net	80	38
Changes in assets and liabilities:
Accounts receivable, net	(55)	(178)
Inventories	(370)	(443)
Other assets	24	(51)
Accounts payable	(120)	(25)
Accrued and other liabilities	137	(276)
Income taxes, net	61	(96)
Pension, net	31	(17)
Captive finance receivables, net	107	257
Other operating activities, net	(2)	2
Net cash provided by (used in) operating activities of continuing operations	569	(103)
Net cash used in operating activities of discontinued operations	(3)	(5)
Net cash provided by (used in) operating activities	566	(108)
Cash flows from investing activities
Net cash used in acquisitions	(1,580)	(53)
Capital expenditures	(255)	(300)
Finance receivables repaid	77	157
Proceeds from sales of receivables and other finance assets	37	152
Other investing activities, net	(4)	13
Net cash used in investing activities	(1,725)	(31)
Cash flows from financing activities
Proceeds from long-term debt	1,187	412
Principal payments on long-term and nonrecourse debt	(462)	(997)
Increase in short-term debt	25	96
Purchases of Textron common stock	(302)	—
Settlement of convertible notes	—	(215)
Proceeds from settlement of capped call	—	75
Dividends paid	(17)	(16)
Other financing activities, net	33	16
Net cash provided by (used in) financing activities	464	(629)
Effect of exchange rate changes on cash and equivalents	(5)	(8)
Net decrease in cash and equivalents	(700)	(776)
Cash and equivalents at beginning of period	1,211	1,413
Cash and equivalents at end of period	$511	$637

See Notes to the consolidated financial statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Nine Months Ended September 27, 2014 and September 28, 2013, respectively

	Manufacturing Group		Finance Group
(In millions)	2014	2013	2014	2013
Cash flows from operating activities
Net income	$378	$300	$10	$31
Less: Income (loss) from discontinued operations	(4)	4	—	—
Income from continuing operations	382	296	10	31
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	315	271	10	14
Deferred income taxes	(25)	29	(16)	45
Other, net	69	69	11	(31)
Changes in assets and liabilities:
Accounts receivable, net	(55)	(178)	—	—
Inventories	(344)	(459)	—	—
Other assets	38	(40)	(14)	(11)
Accounts payable	(120)	(25)	—	—
Accrued and other liabilities	145	(262)	(8)	(24)
Income taxes, net	57	(101)	4	5
Pension, net	31	(12)	—	(5)
Dividends received from Finance Group	—	30	—	—
Capital contributions paid to Finance Group	—	(1)	—	—
Other operating activities, net	(2)	2	—	—
Net cash provided by (used in) operating activities of continuing operations	491	(381)	(3)	24
Net cash used in operating activities of discontinued operations	(3)	(5)	—	—
Net cash provided by (used in) operating activities	488	(386)	(3)	24
Cash flows from investing activities
Net cash used in acquisitions	(1,580)	(53)	—	—
Capital expenditures	(255)	(300)	—	—
Finance receivables repaid	—	—	307	558
Finance receivables originated or purchased	—	—	(123)	(164)
Proceeds from sales of receivables and other finance assets	—	—	37	152
Other investing activities, net	(12)	19	(18)	40
Net cash provided by (used in) investing activities	(1,847)	(334)	203	586
Cash flows from financing activities
Proceeds from long-term debt	1,093	150	94	262
Principal payments on long-term and nonrecourse debt	(201)	(312)	(261)	(685)
Increase in short-term debt	25	96	—	—
Purchases of Textron common stock	(302)	—	—	—
Settlement of convertible notes	—	(215)	—	—
Proceeds from settlement of capped call	—	75	—	—
Dividends paid	(17)	(16)	—	(30)
Capital contributions paid to Finance group	—	—	—	1
Other financing activities, net	33	16	—	—
Net cash provided by (used in) financing activities	631	(206)	(167)	(452)
Effect of exchange rate changes on cash and equivalents	(5)	(8)	—	—
Net increase (decrease) in cash and equivalents	(733)	(934)	33	158
Cash and equivalents at beginning of period	1,163	1,378	48	35
Cash and equivalents at end of period	$430	$444	$81	$193

See Notes to the consolidated financial statements.

TEXTRON INC.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  On March 14, 2014, we completed the acquisition of all of the outstanding equity interests in Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries, (collectively “Beechcraft”). The results of Beechcraft have been included in our consolidated financial statements only for the period subsequent to the completion of the acquisition. As a result, the consolidated financial results for the nine months ended September 27, 2014 do not reflect a full nine months of Beechcraft operations.

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

During 2014 and 2013, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates increased income from continuing operations before income taxes in the third quarter of 2014 and 2013 by $10 million and $4 million, respectively, ($6 million and $2 million after tax, or $0.02 and $0.01 per diluted share, respectively). For the third quarter of 2014 and 2013, the gross favorable program profit adjustments totaled $25 million and $12 million, respectively, and the gross unfavorable program profit adjustments totaled $15 million and $8 million, respectively.

The changes in estimates increased income from continuing operations before income taxes in the first nine months of 2014 and 2013 by $69 million and $13 million, respectively, ($43 million and $8 million after tax, or $0.15 and $0.03 per diluted share, respectively).  For the first nine months of 2014 and 2013, the gross favorable program profit adjustments totaled $90 million and $30 million, respectively, and the gross unfavorable program profit adjustments totaled $21 million and $17 million, respectively.  Gross favorable program profit adjustments in the second quarter of 2014 included $16 million related to the settlement of the System Development and Demonstration phase of the Armed Reconnaissance Helicopter (ARH) program which was terminated in October 2008.

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

The consideration paid for this business was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, which have been subsequently adjusted as estimates are being finalized.  Due to the size and breadth of this acquisition, additional time is necessary to complete the purchase accounting related to the fair values of certain assets and liabilities.  We will finalize the purchase accounting as soon as reasonably possible during the one-year-measurement period allowed under generally accepted accounting principles.  Any potential adjustments to the preliminary fair values could be material.  Our allocation of the purchase price is presented below.

(In millions)
Accounts receivable	$118
Inventories	770
Other current assets	175
Property, plant and equipment	258
Intangible assets	581
Goodwill	226
Other assets	171
Accounts payable	(143)
Accrued liabilities	(282)
Other liabilities	(396)
Total net assets acquired	$1,478

Goodwill of $226 million was primarily related to expected synergies from combining operations and the value of the existing workforce, and intangible assets of $581 million included unpatented technology related to original equipment manufactured parts and designs and customer relationships valued at $373 million and trade names valued at $208 million.  The unpatented technology and customer relationships assets have a life of 15 years, resulting in amortization expense in the range of approximately $17 million to $31 million annually.  Substantially all of the trade names intangible asset has an indefinite life and therefore is not subject to amortization.

We acquired tax-deductible goodwill of approximately $260 million in this transaction.  We also recorded unrecognized tax benefits of approximately $95 million at the acquisition date.

In connection with the integration of Beechcraft, we initiated a restructuring program in our Textron Aviation segment in the first quarter of 2014 to align the Cessna and Beechcraft businesses, reduce operating redundancies and maximize efficiencies. We expect to incur costs for this program related to employee terminations, facility consolidations, contract terminations and other transition-related costs, and estimate that this program will result in charges of approximately $35 million in 2014.  We expect to incur additional costs in 2015, but do not expect these costs to be material.   In the third quarter and first nine months of 2014, we recorded charges of $3 million and $28 million, respectively, related to restructuring activities that were included in the Acquisition and restructuring costs line on the Consolidated Statements of Operations.  In addition, we incurred transaction costs of $11 million during the first quarter of 2014 related to the acquisition that were also included in the Acquisition and restructuring costs line.

Other 2014 Acquisitions

During the first nine months of 2014, we made aggregate cash payments of $101 million for the following acquisitions:

Industrial

•                  Tug Technologies Corporation, a manufacturer of ground support equipment in the aviation industry, acquired on May 2, 2014.

•                  The assets of Dixie Chopper, a manufacturer of zero-turn radius mowers for the commercial and residential markets, acquired on February 6, 2014.

Textron Systems

•                  ProFlight, LLC, a pilot training operation, acquired on July 2, 2014.

Actual and Pro-Forma Impact from 2014 Acquisitions

The operating results for the 2014 acquisitions are included in the Consolidated Statement of Operations since their respective closing dates.  From the closing dates through September 27, 2014, revenues related to these acquisitions totaled $435 million and $993 million for the three- and nine-month periods, respectively.  The cost structures of Beechcraft and Cessna have been significantly integrated since the acquisition of Beechcraft, therefore, it is not possible to separately report earnings for this acquisition.  The earnings related to the other 2014 acquisitions were not significant.

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

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues	$3,430	$3,308	$10,145	$9,907
Income from continuing operations, net of income taxes	169	78	462	279
Diluted earnings per share from continuing operations	$0.60	$0.28	$1.64	$0.98

Certain pro-forma adjustments were made to reflect the allocation of the preliminary purchase price to the acquired net assets including depreciation and intangible amortization expense, resulting from the valuation of tangible and intangible assets, and amortization of inventory fair value step-up adjustments, along with the related tax effects.  The pro-forma results for 2013 were also adjusted to include transaction and restructuring costs of $3 million and $39 million for the three- and nine-month periods, respectively, related to the Beechcraft acquisition; these costs were excluded from the 2014 pro-forma results. In addition, the pro-forma results exclude the financial impact related to Beechcraft’s emergence from bankruptcy in 2013.

Note 3. Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Three Months Ended
Service cost	$27	$33	$1	$1
Interest cost	86	72	5	5
Expected return on plan assets	(117)	(104)	—	—
Amortization of prior service cost (credit)	3	4	(5)	(6)
Amortization of net actuarial loss	28	46	—	2
Net periodic benefit cost	$27	$51	$1	$2
Nine Months Ended
Service cost	$81	$100	$3	$5
Interest cost	250	218	15	15
Expected return on plan assets	(345)	(314)	—	—
Amortization of prior service cost (credit)	11	11	(16)	(11)
Amortization of net actuarial loss	84	138	1	5
Net periodic benefit cost	$81	$153	$3	$14

Note 4.  Earnings Per Share

In February 2014, we entered into an Accelerated Share Repurchase agreement (ASR) with a counterparty and repurchased 4.3 million shares of our outstanding common stock from the counterparty for $150 million. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares for basic and diluted earnings per share. The ASR is scheduled to settle in December 2014. Upon final settlement of the ASR, we may receive additional shares or pay additional cash or shares, at our option, based on the daily volume weighted average market price (VWAP) of our common stock over the course of the calculation period, less a discount. We intend to settle any amount payable by us in shares. At September 27, 2014, based on the VWAP through that date, we would be required to issue to the counterparty approximately 278,000 shares to settle the ASR. For accounting purposes, the ASR is considered a treasury stock purchase for the 4.3 million shares delivered to us by the counterparty, and a forward contract indexed to our common stock for the shares to be delivered upon settlement, if any. The forward contract is not required to be separately accounted for as a derivative.

We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period. Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends. Diluted EPS considers the dilutive effect of all potential future common stock, including stock options and shares that would have been delivered if the ASR were settled at September 27, 2014. In addition, for the first nine months of 2013, prior to the maturity of our convertible notes on May 1, 2013 as disclosed in Note 7 of our 2013 Annual Report on Form 10-K, diluted EPS included the shares that could have been issued upon the conversion of the notes and upon the exercise of the related warrants.

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Basic weighted-average shares outstanding	278,860	281,525	280,096	278,296
Dilutive effect of:
Stock options	1,892	185	2,027	221
ASR	278	—	301	—
Convertible notes and warrants	—	—	—	6,226
Diluted weighted-average shares outstanding	281,030	281,710	282,424	284,743

Stock options to purchase 2 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for both the three and nine months ended September 27, 2014, as their effect would have been anti-dilutive.  Stock options to purchase 6 million and 5 million shares of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding for the three and nine months ended September 28, 2013, respectively, as their effect would have been anti-dilutive.

Note 5.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	September 27, 2014	December 28, 2013
Commercial	$849	$654
U.S. Government contracts	329	347
	1,178	1,001
Allowance for doubtful accounts	(28)	(22)
Total	$1,150	$979

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $124 million at September 27, 2014 and $163 million at December 28, 2013.

Finance Receivables

Finance receivables by classification are presented in the following table:

(In millions)	September 27, 2014	December 28, 2013
Finance receivables held for investment	$1,329	$1,483
Allowance for losses	(56)	(55)
Total finance receivables held for investment, net	1,273	1,428
Finance receivables held for sale	35	65
Total finance receivables, net	$1,308	$1,493

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

A summary of finance receivables categorized based on the credit quality indicators discussed above is as follows:

(In millions)	September 27, 2014	December 28, 2013
Performing	$1,111	$1,285
Watchlist	117	93
Nonaccrual	101	105
Total	$1,329	$1,483
Nonaccrual as a percentage of total finance receivables	7.60%	7.08%

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

Finance receivables by delinquency aging category are summarized in the table below:

(In millions)	September 27, 2014	December 28, 2013
Less than 31 days past due	$1,165	$1,295
31-60 days past due	94	108
61-90 days past due	41	37
Over 90 days past due	29	43
Total	$1,329	$1,483

Accrual status loans that were greater than 90 days past due totaled $4 million at September 27, 2014 and $5 million at December 28, 2013.  At September 27, 2014 and December 28, 2013, 60+ days contractual delinquency as a percentage of finance receivables was 5.27% and 5.39%, respectively.

Loan Modifications

Troubled debt restructurings occur when we have either modified the contract terms of finance receivables for borrowers experiencing financial difficulties or accepted a transfer of assets in full or partial satisfaction of the loan balance.  The types of modifications we typically make include extensions of the original maturity date of the contract, delays in the timing of required principal payments and deferrals of interest payments. The changes effected by modifications made during the first nine months of 2014 and 2013 to finance receivables were not material.

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Interest income recognized on impaired loans was not significant in the first nine months of 2014 or 2013.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	September 27, 2014	December 28, 2013
Recorded investment:
Impaired loans with related allowance for losses	$78	$59
Impaired loans with no related allowance for losses	53	78
Total	$131	$137
Unpaid principal balance	$135	$141
Allowance for losses on impaired loans	23	14
Average recorded investment	116	155

A summary of the allowance for losses on finance receivables that are evaluated on an individual basis and on a collective basis is provided below. The finance receivables included in the table below excludes leveraged leases in accordance with generally accepted accounting principles.

(In millions)	September 27, 2014	December 28, 2013
Allowance based on collective evaluation	$33	$41
Allowance based on individual evaluation	23	14
Finance receivables evaluated collectively	$1,077	$1,226
Finance receivables evaluated individually	131	137

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

A rollforward of the allowance for losses on finance receivables is provided below:

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Balance at the beginning of period	$55	$84
Provision for losses	7	(23)
Charge-offs	(11)	(9)
Recoveries	5	11
Transfers	—	(1)
Balance at the end of period	$56	$62

Note 6.  Inventories

Inventories are composed of the following:

(In millions)	September 27, 2014	December 28, 2013
Finished goods	$1,646	$1,276
Work in process	2,791	2,477
Raw materials and components	555	407
	4,992	4,160
Progress/milestone payments	(911)	(1,197)
Total	$4,081	$2,963

Note 7.  Accrued Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years. Changes in our warranty and product maintenance liabilities are as follows:

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Accrual at the beginning of period	$223	$222
Provision	240	203
Settlements	(240)	(210)
Acquisitions	65	—
Adjustments*	(8)	(3)
Accrual at the end of period	$280	$212

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 8.  Debt

On January 24, 2014, we entered into a five-year term loan agreement with a syndicate of banks in the principal amount of $500 million. On January 30, 2014, we issued $250 million in 3.65% notes due 2021 and $350 million in 4.30% notes due 2024 under our shelf registration statement.  Upon the closing of the Beechcraft acquisition on March 14, 2014, we fully drew down on the five-year term loan and used the cash, along with the net proceeds of the issuance of the notes, to finance a portion of the acquisition.  During the third quarter of 2014, we repaid $200 million of the five-year term loan.

Note 9.  Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits Adjustments	Deferred Gains/Losses on Hedge Contracts	Accumulated Other Comprehensive Loss
For the nine months ended September 27, 2014
Beginning balance	$93	$(1,110)	$(10)	$(1,027)
Other comprehensive income (loss) before reclassifications	(47)	9	(4)	(42)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	53	6	59
Other comprehensive income (loss)	(47)	62	2	17
Ending balance	$46	$(1,048)	$(8)	$(1,010)
For the nine months ended September 28, 2013
Beginning balance	$81	$(1,857)	$6	$(1,770)
Other comprehensive income (loss) before reclassifications	3	—	(9)	(6)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	127	(2)	125
Other comprehensive income (loss)	3	127	(11)	119
Ending balance	$84	$(1,730)	$(5)	$(1,651)

The before and after-tax components of Other Comprehensive Income are presented below:

(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
For the three months ended September 27, 2014
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$28	$(10)	$18
Amortization of prior service credit*	(2)	1	(1)
Pension and postretirement benefits adjustments, net	26	(9)	17
Deferred gains/losses on hedge contracts:
Current deferrals	(9)	3	(6)
Reclassification adjustments	2	(1)	1
Deferred gains/losses on hedge contracts, net	(7)	2	(5)
Foreign currency translation adjustments	(39)	(4)	(43)
Total	$(20)	$(11)	$(31)
For the three months ended September 28, 2013
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$48	$(18)	$30
Amortization of prior service credit*	(2)	1	(1)
Amendment to postretirement benefit plan	55	(20)	35
Pension and postretirement benefits adjustments, net	101	(37)	64
Deferred gains/losses on hedge contracts:
Current deferrals	3	(1)	2
Deferred gains/losses on hedge contracts, net	3	(1)	2
Foreign currency translation adjustments	8	4	12
Total	$112	$(34)	$78
For the nine months ended September 27, 2014
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$85	$(30)	$55
Amortization of prior service credit*	(5)	3	(2)
Amendment to postretirement benefit plan	15	(6)	9
Pension and postretirement benefits adjustments, net	95	(33)	62
Deferred gains/losses on hedge contracts:
Current deferrals	(7)	3	(4)
Reclassification adjustments	9	(3)	6
Deferred gains/losses on hedge contracts, net	2	—	2
Foreign currency translation adjustments	(46)	(1)	(47)
Total	$51	$(34)	$17
For the nine months ended September 28, 2013
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$143	$(51)	$92
Amendment to postretirement benefit plan	55	(20)	35
Pension and postretirement benefits adjustments, net	198	(71)	127
Deferred gains/losses on hedge contracts:
Current deferrals	(11)	2	(9)
Reclassification adjustments	(3)	1	(2)
Deferred gains/losses on hedge contracts, net	(14)	3	(11)
Foreign currency translation adjustments	6	(3)	3
Total	$190	$(71)	$119

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  We utilize foreign currency exchange contracts to manage this volatility.  Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At September 27, 2014 and December 28, 2013, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $753 million and $636 million, respectively.  At September 27, 2014, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and a $15 million liability.  At December 28, 2013, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $15 million liability.

We primarily utilize forward exchange contracts which have maturities of no more than three years.  These contracts qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At September 27, 2014, we had a net deferred loss of $8 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on cash flow hedges, including gains and losses related to hedge ineffectiveness, were not significant in the periods presented.

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

Our Finance group has entered into interest rate exchange contracts to mitigate exposure to changes in the fair value of its fixed-rate receivables and debt due to fluctuations in interest rates.  These interest rate exchange contracts are not exchange traded and are measured at fair value utilizing widely accepted, third-party developed valuation models.  The actual terms of each individual contract are entered into a valuation model, along with interest rate data, which is based on readily observable market data published by third-party leading financial news and data providers.  At September 27, 2014 and December 28, 2013, we had interest rate exchange contracts with notional amounts upon which the contracts were based of $162 million and $229 million, respectively.  The fair value amounts of our interest rate exchange contracts were a $1 million asset and a $3 million liability at September 27, 2014.  At December 28, 2013, the fair value amounts of our interest rate exchange contracts were a $2 million asset and $5 million liability.

Our exposure to loss from nonperformance by the counterparties to our derivative agreements at September 27, 2014 was minimal.  We do not anticipate nonperformance by counterparties in the periodic settlements of amounts due. We historically have minimized this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of A.  The credit risk generally is limited to the amount by which the counterparties’ contractual obligations exceed our obligations to the counterparty.  We continuously monitor our exposures to ensure that we limit our risks.

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended September 27, 2014 and December 28, 2013, the Finance group’s impaired nonaccrual finance receivables of $55 million and $45 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral. For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides. Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses totaling $5 million and $16 million for the three and nine months ended September 27, 2014, respectively, and $3 million and $8 million for the three and nine months ended September 27, 2013, respectively.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	September 27, 2014		December 28, 2013
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$ (2,760)	$ (2,959)	$ (1,854)	$ (2,027)
Finance group
Finance receivables held for investment, excluding leases	1,072	1,102	1,231	1,290
Debt	(1,111)	(1,112)	(1,256)	(1,244)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions (Level 2).  At September 27, 2014 and December 28, 2013, approximately 76% and 70%, respectively, of the fair value of term debt for the Finance group was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). The remaining Finance group debt was determined based on observable market transactions (Level 1). Fair value estimates for finance receivables held for investment were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 12.  Income Tax Expense

Income tax expense equated to an effective income tax rate of 30.7% for both the three and nine months ended September 27, 2014, compared with the U.S. federal statutory income tax rate of 35.0%.  The difference between the statutory and the effective income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates.

Income tax expense equated to an effective income tax rate of 32.4% and 27.5% for the three and nine months ended September 28, 2013, respectively, compared with the U.S. federal statutory income tax rate of 35.0%.  For the nine months ended September 28, 2013, the difference between the statutory and the effective income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates and a favorable impact of four percentage points, resulting from the retroactive reinstatement and extension of the Federal Research and Development Tax Credit as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
REVENUES
Manufacturing group
Textron Aviation	$1,080	$593	$3,048	$1,861
Bell	1,182	1,162	3,174	3,136
Textron Systems	358	405	1,003	1,256
Industrial	785	711	2,476	2,239
	3,405	2,871	9,701	8,492
Finance segment	25	33	81	106
Total revenues	$3,430	$2,904	$9,782	$8,598
SEGMENT PROFIT
Manufacturing Group
Textron Aviation	$62	$(23)	$104	$(81)
Bell	146	131	383	395
Textron Systems	27	35	100	107
Industrial	53	52	213	188
	288	195	800	609
Finance segment	5	13	16	47
Segment profit	293	208	816	656
Corporate expenses and other, net	(22)	(34)	(103)	(109)
Interest expense, net for Manufacturing group	(37)	(29)	(108)	(96)
Acquisition and restructuring costs	(3)	—	(39)	—
Income from continuing operations before income taxes	$231	$145	$566	$451

Item 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Consolidated Results of Operations

On March 14, 2014, we completed the acquisition of Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries, (collectively “Beechcraft”).  The acquired Beechcraft business and the legacy Cessna segment were combined to form a new segment named Textron Aviation. The results of Beechcraft have been included in Textron’s consolidated financial statements only for the period subsequent to the completion of the acquisition. As a result, the consolidated financial results for the nine months ended September 27, 2014 do not reflect a full nine months of Beechcraft operations.

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 22 to 27.

Revenues

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues	$3,430	$2,904	$9,782	$8,598
% change compared with prior period	18%		14%

Revenues increased $526 million, 18%, in the third quarter of 2014, compared with the corresponding period of 2013, as revenue increases in the Textron Aviation, Industrial and Bell segments were partially offset by lower revenues in the Textron Systems and Finance segments. The net revenue increase included the following factors:

•                  Higher Textron Aviation revenues of $487 million, primarily due to a $398 million impact from the Beechcraft acquisition and $80 million in higher volume, largely resulting from higher Citation jet volume.

•                  Higher Industrial segment revenues of $74 million, primarily due to a $39 million impact from acquisitions and $36 million in higher volume, largely in the Fuel Systems and Functional Components product line.

•                  Higher Bell revenues of $20 million, primarily reflecting a $158 million increase in V-22 program volume due to an increase in deliveries and higher product support and other volume, partially offset by lower other military and commercial volume primarily reflecting lower aircraft deliveries.

•                  Lower Textron Systems revenues of $47 million, primarily due to lower volume, principally reflecting lower vehicle deliveries in the Marine and Land Systems product line.

•                  Lower Finance revenues of $8 million, primarily attributable to gains on the disposition of finance receivables held for sale during 2013.

Revenues increased $1,184 million, 14%, in the first nine months of 2014, compared with the corresponding period of 2013, as revenue increases in the Textron Aviation, Industrial and Bell segments were partially offset by lower revenues in the Textron Systems and Finance segments.  The net revenue increase included the following factors:

•                  Higher Textron Aviation revenues of $1.2 billion, primarily due to a $924 million impact from the Beechcraft acquisition and $233 million in higher volume, largely resulting from higher Citation jet volume.

•                  Higher Industrial segment revenues of $237 million, primarily due to $113 million in higher volume, largely in the Fuel Systems and Functional Components product line, and a $97 million impact from acquisitions.

•                  Higher Bell revenues of $38 million, primarily due to a $208 million increase related to the V-22 program reflecting product support and other volume, partially offset by lower commercial and other military volume primarily reflecting lower aircraft deliveries. The decrease in other military volume was partially offset by $41 million related to the settlement of the System Development and Demonstration (SDD) phase of the Armed Reconnaissance Helicopter (ARH) program, which was terminated in October 2008.

•                  Lower Textron Systems revenues of $253 million, largely due to lower volume in the Marine and Land Systems product line of $172 million, reflecting lower vehicle deliveries, and in the UAS product line of $103 million, reflecting the timing of deliveries.

•                  Lower Finance revenues of $25 million, primarily attributable to gains on the disposition of finance receivables held for sale during 2013.

Cost of Sales and Selling and Administrative Expense

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Operating expenses	$3,149	$2,718	$9,036	$8,013
Cost of sales	2,845	2,473	8,077	7,193
% change compared with prior period	15%		12%
Gross margin percentage of Manufacturing revenues	16.4%	13.9%	16.7%	15.3%
Selling and administrative expenses	$304	$245	$959	$820
% change compared with prior period	24%		17%

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses. Cost of sales increased $372 million, 15%, in the third quarter of 2014, and $884 million, 12%, in the first nine months of 2014, compared with the corresponding periods of 2013, largely due to the impact of acquired businesses, primarily Beechcraft.  In the third quarter and first nine months of 2014, gross margin increased as a percentage of Manufacturing revenues largely due to improved leverage resulting from higher revenues primarily in the Textron Aviation segment.

Selling and administrative expense increased $59 million, 24%, and $139 million, 17%, in the third quarter and first nine months of 2014, respectively, compared with the corresponding periods of 2013, largely related to businesses acquired in the past year and compensation expense.  In addition, the increase in the first nine months of 2014 was partially offset by $28 million in severance costs incurred in 2013 in connection with a voluntary separation program in the legacy Cessna segment.

Acquisition and Restructuring Costs

In the third quarter and first nine months of 2014, we incurred $3 million and $39 million, respectively, in acquisition and restructuring costs related to the Beechcraft acquisition. These costs included severance costs of $3 million and $28 million, respectively, resulting from a restructuring program described below and transaction costs of $11 million incurred during the first quarter of 2014, primarily related to advisory services.  Acquisition and restructuring costs are not included in segment profit.

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

Interest Expense

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Interest expense	$47	$41	$141	$134
% change compared with prior period	15%		5%

Interest expense on the Consolidated Statement of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated.  Interest expense for the Finance segment is included within segment profit and includes intercompany interest.

Consolidated interest expense increased $6 million, 15%, and $7 million, 5%, in the third quarter and first nine months of 2014, respectively, compared with the corresponding periods of 2013, primarily due to higher average debt outstanding related to the Beechcraft acquisition financing.  The increase in interest expense for the first nine months of 2014 was partially offset by the maturity of our convertible notes in the second quarter of 2013.

Income Taxes

Income tax expense equated to an effective income tax rate of 30.7% for both the third quarter and first nine months of 2014 compared with the U.S. federal statutory income tax rate of 35.0%.  The difference between the statutory and the effective income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates.

Income tax expense equated to an effective income tax rate of 32.4% and 27.5% in the third quarter and first nine months of 2013, respectively, compared with the U.S. federal statutory income tax rate of 35.0%.  In the first nine months of 2013, the difference between the statutory and the effective income tax rate was primarily due to benefits from income attributable to international operations in countries with lower tax rates and a favorable impact of four percentage points, resulting from the retroactive reinstatement and extension of the Federal Research and Development Tax Credit as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

Backlog

(In millions)	September 27, 2014	December 28, 2013
Bell	$5,332	$6,450
Textron Systems	3,126	2,803
Textron Aviation	1,358	1,018

Backlog at the Bell segment decreased $1.1 billion primarily due to V-22 helicopter deliveries.  The increase in backlog of $340 million at the Textron Aviation segment was primarily the result of the Beechcraft acquisition.

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

Approximately 30% of our 2013 full year revenues were derived from contracts with the U.S. Government.  For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix. Changes in volume that are discussed in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refers to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes.

Textron Aviation

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues	$1,080	$593	$3,048	$1,861
Operating expenses	1,018	616	2,944	1,942
Segment profit (loss)	62	(23)	104	(81)
Profit margin	5.7%	(3.9)%	3.4%	(4.4)%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q3 2014 versus Q3 2013	YTD 2014 versus YTD 2013
Acquisition	$398	$924
Volume	80	233
Pricing	9	30
Total change	$487	$1,187

In the third quarter of 2014, Textron Aviation’s revenues increased $487 million, 82%, compared with the corresponding period of 2013, primarily due to the impact of the Beechcraft acquisition of $398 million and higher volume of $80 million.  The higher volume was primarily the result of higher Citation jet volume of $99 million partially offset by lower CitationAir volume of $18 million, related to exiting our fractional share business.  We delivered 33 Citation jets and 30 King Air turboprops in the third quarter of 2014, compared with 25 Citation jets in the third quarter of 2013.  During the third quarter of 2014, the portion of the segment’s revenues derived from aftermarket sales and services represented 35% of its total revenues, compared with 41% in the third quarter of 2013.

In the first nine months of 2014, Textron Aviation’s revenues increased by $1.2 billion, 64%, compared with the corresponding period of 2013, primarily due to the impact of the Beechcraft acquisition of $924 million and higher volume of $233 million.  The higher volume was primarily the result of higher Citation jet volume of $329 million, partially offset by lower CitationAir volume of $62 million related to exiting our fractional share business and lower pre-owned aircraft volume of $39 million.  We delivered 104 Citation jets and 72 King Air turboprops in the first nine months of 2014, compared with 77 Citation jets in the first nine months of 2013.  During the first nine months of 2014, the portion of the segment’s revenues derived from aftermarket sales and services represented 33% of its total revenues, compared with 37% in the first nine months of 2013.

Textron Aviation’s operating expenses increased by $402 million, 65%, and by $1.0 billion, 52%, in the third quarter and first nine months of 2014, respectively, compared with the corresponding periods of 2013, primarily due to the incremental operating costs related to the Beechcraft acquisition, and higher net sales volume as described above. Textron Aviation’s operating expenses exclude acquisition and restructuring costs incurred across the segment as a result of the Beechcraft integration, which are reported separately and are discussed in the Acquisition and Restructuring Costs section above.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q3 2014 versus Q3 2013	YTD 2014 versus YTD 2013
Volume	$29	$73
Performance and other	39	46
Pricing and inflation	17	38
2013 Voluntary Separation Program	—	28
Total change	$85	$185

Textron Aviation segment profit increased $85 million in the third quarter and $185 million in the first nine months of 2014, compared with the corresponding periods of 2013, primarily due to an increase in Performance and other, higher volume as described above, and favorable pricing and inflation.  The increase in segment profit in the first nine months of 2014 also resulted from $28 million in severance costs incurred in 2013 in connection with a voluntary separation program.   During the second quarter of 2014 the cost structures of Beechcraft and Cessna were significantly integrated, and as a result, Performance and other reflects the net profit impact of Beechcraft, including the benefit of the integrated cost structure.  Performance and other also includes amortization of $10 million and $55 million in the third quarter and first nine months of 2014, respectively, related to fair value step-up adjustments of acquired inventories sold during the periods.

Bell

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues:
V-22 program	$ 600	$ 442	$ 1,425	$ 1,218
Other military	164	254	647	720
Commercial	418	466	1,102	1,198
Total revenues	1,182	1,162	3,174	3,136
Operating expenses	1,036	1,031	2,791	2,741
Segment profit	146	131	383	395
Profit margin	12.4%	11.3%	12.1%	12.6%

Bell manufactures helicopters, tiltrotor aircraft, and related spare parts and provides services for military and commercial markets. Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q3 2014 versus Q3 2013	YTD 2014 versus YTD 2013
Volume and mix	$13	$11
Other	7	27
Total change	$20	$38

Bell’s revenues increased $20 million, 2%, in the third quarter of 2014, compared with the corresponding period of 2013, primarily due to higher volume, which included the following factors:

•                  $158 million increase in V-22 program volume, reflecting higher aircraft deliveries and $79 million in higher product support and other volume. Bell delivered 12 V-22 aircraft in the third quarter of 2014, compared with 10 aircraft in the third quarter of 2013.

•                  $90 million decrease in other military volume, primarily reflecting lower H-1 aircraft deliveries as we delivered 4 aircraft in the third quarter of 2014, compared with 7 aircraft in the third quarter of 2013.

•                  $48 million decrease in commercial revenue, largely related to lower aircraft deliveries. Bell delivered 41 commercial aircraft in the third quarter of 2014, compared with 54 commercial aircraft in the third quarter of 2013.

Bell’s revenues increased $38 million, 1%, in the first nine months of 2014, compared with the corresponding period 2013, primarily due to the following factors:

•                  $208 million increase in V-22 program revenue, reflecting higher product support and other volume of $107 million and higher aircraft deliveries.  Bell delivered 30 V-22 aircraft in the first nine months of 2014 compared to 28 V-22 aircraft in the first nine months of 2013.

•                  $96 million decrease in commercial revenue, largely related to lower volumes reflecting lower sales activity across the market.  Bell delivered 121 commercial aircraft in the first nine months of 2014, compared with 138 commercial aircraft in the first nine months of 2013.

•                  $73 million decrease in other military volume, primarily related to the H-1 program, largely reflecting lower aircraft deliveries.  This decrease was partially offset by $41 million recorded in the second quarter of 2014, related to the settlement of the SDD phase of the ARH program, which was terminated in October 2008.   Bell delivered 17 H-1 aircraft in the first nine months of 2014, compared with 19 aircraft in the first nine months of 2013.

Bell’s operating expenses increased $5 million and $50 million,  in the third quarter and first nine months of 2014, respectively, compared with the corresponding periods of 2013, primarily due to higher net sales volume as discussed above.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q3 2014 versus Q3 2013	YTD 2014 versus YTD 2013
Volume and mix	$(9)	$(28)
Performance	24	8
Other	—	8
Total change	$15	$(12)

Bell’s segment profit increased $15 million, 11%, in the third quarter of 2014, compared with the corresponding period of 2013, primarily due to favorable performance. Favorable performance resulted from our cost reduction activities in 2014 as well as unfavorable performance in 2013, when we experienced manufacturing inefficiencies associated with labor disruptions resulting from negotiations with bargained employees as well as the implementation of a new enterprise resource planning system.

Bell’s segment profit decreased $12 million, 3%, in the first nine months of 2014, compared with the corresponding period of 2013.  The impact of volume and mix was largely driven by lower commercial volume and an unfavorable mix of commercial aircraft deliveries, partially offset by a $16 million favorable program profit adjustment related to the ARH program as described above. Favorable performance primarily reflected our cost reduction activities in 2014 as well as unfavorable performance in 2013 as described above.

Textron Systems

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues	$ 358	$ 405	$ 1,003	$ 1,256
Operating expenses	331	370	903	1,149
Segment profit	27	35	100	107
Profit margin	7.5%	8.6%	10.0%	8.5%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q3 2014 versus Q3 2013	YTD 2014 versus YTD 2013
Volume	$(66)	$(286)
Acquisitions	18	31
Other	1	2
Total change	$(47)	$(253)

Revenues at Textron Systems decreased $47 million, 12%, in the third quarter of 2014, compared with the corresponding period of 2013, primarily due to lower volume, principally reflecting lower vehicle deliveries in the Marine and Land Systems product line.

Revenues at Textron Systems decreased $253 million, 20%, in the first nine months of 2014, compared with the corresponding period of 2013, primarily due to lower volume in the Marine and Land Systems product line of $172 million, reflecting lower vehicle deliveries, and the UAS product line of $103 million, due to the timing of deliveries during the year.

Textron Systems’ operating expenses decreased $39 million, 11%, and $246 million, 21%, in the third quarter and first nine months of 2014, respectively, compared with the corresponding periods of 2013, primarily due to lower sales volume as discussed above.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q3 2014 versus Q3 2013	YTD 2014 versus YTD 2013
Performance	$(3)	$24
Volume	(4)	(23)
Other	(1)	(8)
Total change	$(8)	$(7)

Segment profit decreased $8 million in the third quarter of 2014, compared with the corresponding period of 2013, primarily driven by the lower volume described above.

Segment profit at Textron Systems decreased $7 million in the first nine months of 2014, compared with the corresponding period of 2013, primarily driven by $24 million of improved performance offset by $23 million in lower volume described above.

Industrial

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues:
Fuel Systems and Functional Components	$ 459	$ 442	$ 1,462	$ 1,373
Other Industrial	326	269	1,014	866
Total revenues	785	711	2,476	2,239
Operating expenses	732	659	2,263	2,051
Segment profit	53	52	213	188
Profit margin	6.8%	7.3%	8.6%	8.4%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q3 2014 versus Q3 2013	YTD 2014 versus YTD 2013
Volume	$36	$113
Acquisitions	39	97
Foreign exchange	(4)	17
Other	3	10
Total change	$74	$237

Industrial segment revenues increased $74 million, 10%, in the third quarter of 2014, compared with the corresponding period of 2013, primarily due to the impact of acquisitions of $39 million and higher volume of $36 million.  Higher volume resulted from a $23 million increase in the Fuel Systems and Functional Components product line, principally reflecting automotive industry demand in North America, and a $13 million increase in the Other Industrial product lines.

Industrial segment revenues increased $237 million, 11%, in the first nine months of 2014, compared with the corresponding period of 2013, primarily due to higher volume of $113 million and the impact of acquisitions of $97 million.  Higher volume resulted from an $88 million increase in the Fuel Systems and Functional Components product line, principally reflecting automotive industry demand in North America and Asia, and a $25 million increase in the Other Industrial product lines.

Operating expenses for the Industrial segment increased $73 million, 11%, and $212  million, 10%, in the third quarter and first nine months of 2014, respectively, compared with the corresponding periods of 2013, largely due to the impact from higher sales volume discussed above and additional operating expenses from recently acquired businesses.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q3 2014 versus Q3 2013	YTD 2014 versus YTD 2013
Volume and mix	$(1)	$13
Other	2	12
Total change	$1	$25

Segment profit for the Industrial segment increased $1 million, 2%, in the third quarter of 2014, compared with the corresponding period of 2013.  The higher volume described above did not have an impact on segment profit, primarily due to the mix of products sold in the period.

Segment profit for the Industrial segment increased $25 million, 13%, in the first nine months of 2014, compared with the corresponding periods of 2013, largely due to the impact from higher volume as described above.

Finance

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues	$ 25	$ 33	$ 81	$ 106
Segment profit	5	13	16	47

Finance segment revenues decreased $8 million and $25 million in the third quarter and first nine months of 2014, respectively, compared with the corresponding periods of 2013, primarily attributable to a $13 million and $30 million impact from gains on the disposition of finance receivables held for sale during 2013. These gains resulted from the payoff of loans in amounts, and sale of loans at prices, in excess of the values established in previous periods.

Finance segment profit decreased $8 million and $31 million in the third quarter and first nine months of 2014, respectively, compared with the corresponding periods of 2013, primarily due to a change in provision for loan losses of $8 million and $30 million, respectively, reflecting reserve reversals in 2013 primarily related to the non-captive business, and the impact from gains on finance receivables held for sale as discussed above.  These decreases in segment profit were partially offset by lower administrative expense of $5 million and $15 million in the third quarter and first nine months of 2014, respectively, primarily associated with the exit of the non-captive business.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables that are classified as held for investment.

(Dollars in millions)	September 27, 2014	December 28, 2013
Finance receivables	$ 1,329	$ 1,483
Nonaccrual finance receivables	101	105
Ratio of nonaccrual finance receivables to finance receivables	7.60%	7.08%
60+ days contractual delinquency	$ 70	$ 80
60+ days contractual delinquency as a percentage of finance receivables	5.27%	5.39%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	September 27, 2014	December 28, 2013
Manufacturing group
Cash and equivalents	$430	$1,163
Debt	2,857	1,931
Shareholders’ equity	4,572	4,384
Capital (debt plus shareholders’ equity)	7,429	6,315
Net debt (net of cash and equivalents) to capital	35%	15%
Debt to capital	38%	31%
Finance group
Cash and equivalents	$81	$48
Debt	1,111	1,256

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

We maintain an effective shelf registration statement filed with the Securities and Exchange Commission that authorizes us to issue an unlimited amount of public debt and other securities.  On January 30, 2014, we issued $250 million in 3.65% notes due 2021 and $350 million in 4.30% notes due 2024 under this registration statement.  On January 24, 2014, we also entered into a five-year term loan agreement with a syndicate of banks in the principal amount of $500 million. Upon the closing of the Beechcraft acquisition on March 14, 2014, we fully drew down on the five-year term loan and used the cash, along with the net proceeds of the issuance of the notes, to finance a portion of the acquisition.  The balance of the Beechcraft acquisition purchase price was paid from cash on hand.  During the third quarter of 2014, we repaid $200 million of the five-year term loan.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Operating activities	$491	$(381)
Investing activities	(1,847)	(334)
Financing activities	631	(206)

Cash flows from operating activities increased $872 million during the first nine months of 2014, compared with the corresponding period of 2013, largely due to a favorable change in working capital, lower contributions of $112 million to our pension plans and higher net income of $86 million.  We made pension contributions of $61 million and $173 million in the first nine months of 2014 and 2013, respectively.  A significant factor contributing to the working capital change was an increase of $183 million in customer deposits, primarily at Bell resulting from higher performance-based payments on certain contracts.

Working capital was also favorably impacted by a $158 million increase related to income taxes payable due to higher income tax provision and lower net tax payments, a $123 million increase in cash from accounts receivable, largely at Bell, and a $115 million reduction in cash used for inventories.  Net tax payments were $136 million and $179 million in the first nine months of 2014 and 2013, respectively.

Investing cash flows in the first nine months of 2014 included a $1.6 billion aggregate cash payment to acquire Beechcraft and several other businesses within our Industrial and Textron Systems segments.  Cash flows from investing activities also included capital expenditures of $255 million and $300 million in the first nine months of 2014 and 2013, respectively.

In the first nine months of 2014, financing activities included proceeds of $1.1 billion from long-term debt, which was used to finance a portion of the Beechcraft acquisition, partially offset by the repayment of $201 million of outstanding debt.  Financing activities in the first nine months of 2013 primarily consisted of the repayment of $527 million of outstanding debt, including the settlement of our convertible notes, which was partially offset by proceeds of $246 million from the issuance of long-term debt and commercial paper.

Share Repurchases

In the third quarter of 2014, under a 2013 share repurchase authorization, we repurchased an aggregate of 4.1 million shares of our outstanding common stock for $152 million. In addition, in the first quarter of 2014, we repurchased 4.3 million shares of our outstanding common stock from a counterparty for $150 million under an accelerated share repurchase agreement as disclosed in Note 4 to the Consolidated Financial Statements.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Operating activities	$(3)	$24
Investing activities	203	586
Financing activities	(167)	(452)

Cash flows from operating activities decreased $27 million during the first nine months of 2014, compared with the corresponding period of 2013, primarily due to changes in net taxes received/paid of $52 million, partially offset by a decrease of $21 million in cash used for accrued interest and other liabilities, largely associated with the exit of the non-captive business.  Net tax payments were $18 million in the first nine months of 2014, while net tax receipts were $34 million in the first nine months of 2013.

Cash flows from investing activities primarily included finance receivables repaid and proceeds from sales of receivables and other finance assets totaling $344 million and $710 million in the first nine months of 2014 and 2013, respectively, partially offset by finance receivable originations of $123 million and $164 million, respectively.

Cash used for financing activities included $261 million of payments on long-term and nonrecourse debt in the first nine months of 2014, compared with $685 million of payments in the first nine months of 2013.  These cash outflows were partially offset by proceeds from long-term debt of $94 million and $262 million in the first nine months of 2014 and 2013, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Operating activities	$569	$(103)
Investing activities	(1,725)	(31)
Financing activities	464	(629)

Cash flows from operating activities increased $672 million during the first nine months of 2014, compared with the corresponding period of 2013, largely due to a favorable change in working capital, lower contributions of $112 million to our pension plans and higher net income of $65 million. A significant factor contributing to the working capital change was an increase of $183 million in customer deposits, primarily at Bell resulting from higher performance-based payments on certain contracts.  Other favorable changes in working capital included a $123 million increase in cash from accounts receivable, largely at Bell, and a $73 million reduction in cash used for inventories.

In the first nine months of 2014, investing activities primarily included a $1.6 billion aggregate cash payment to acquire Beechcraft and several other businesses within our Industrial and Textron Systems segments, partially offset by the repayment of $201 million of outstanding debt.  Total cash provided by financing activities in the first nine months of 2014 included proceeds of $1.2 billion from long-term debt, which was used primarily to finance a portion of the Beechcraft acquisition. In the first nine months of 2013, financing activities primarily consisted of the repayment of $1.2 billion of outstanding debt, including the settlement of our convertible notes, partially offset by proceeds from long-term debt of $412 million and the issuance of commercial paper.

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

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Reclassifications from investing activities:
Cash received from customers	$230	$401
Finance receivable originations for Manufacturing group inventory sales	(123)	(144)
Other	(26)	26
Total reclassifications from investing activities	81	283
Reclassifications from financing activities:
Capital contribution paid by Manufacturing group to Finance group	—	1
Dividends received by Manufacturing group from Finance group	—	(30)
Total reclassifications from financing activities	—	(29)
Total reclassifications and adjustments to cash flow from operating activities	$81	$254

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

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gross favorable	$ 25	$ 12	$ 90	$ 30
Gross unfavorable	(15)	(8)	(21)	(17)
Net program profit adjustments	$ 10	$ 4	$ 69	$ 13

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2013 Annual Report on Form 10-K under “RISK FACTORS,” among the factors that could cause actual results to differ materially from past and projected future results are the following:

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended September 27, 2014.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2013 Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2014, we completed the acquisition of Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries.  We are in the process of integrating this business into our system of internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides information about our third quarter 2014 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased under the Plan(2)
June 29, 2014 – August 2, 2014	1,585	$ 37.98	1,585	19,130
August 3, 2014 – August 30, 2014	1,500	36.78	1,500	17,630
August 31, 2014 – September 27, 2014	1,006	36.59	1,006	16,624
Total	4,091	$ 37.20	4,091

(1) These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that had been announced on January 23, 2013. This plan has no expiration date.

(2) Excludes 4.3 million shares repurchased from a counterparty in February 2014 under the Accelerated Share Repurchase agreement described in Note 4 to the Consolidated Financial Statements.

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

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 24, 2014	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.