Form 10-K
period 2015-01-03
TEXTRON INC
filed 2015-02-25
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ x ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No   ✓

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 28, 2014 was approximately $10.8 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.

At February 7, 2015, 276,834,630 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2015.

Textron Inc.

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 3, 2015

PART I

Item 1. Business

Textron Inc. is a multi-industry company that leverages its global network of aircraft, defense, industrial and finance businesses to provide customers with innovative products and services around the world.  We have approximately 34,000 employees worldwide.  Textron Inc. was founded in 1923 and reincorporated in Delaware on July 31, 1967. Unless otherwise indicated, references to “Textron Inc.,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Textron Inc. and its consolidated subsidiaries.

On March 14, 2014, we completed the acquisition of Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries (collectively “Beechcraft”).  We combined Beechcraft with our legacy Cessna segment to form the Textron Aviation segment.

We conduct our business through five operating segments: Textron Aviation, Bell, Textron Systems and Industrial, which represent our manufacturing businesses, and Finance, which represents our finance business.  A description of the business of each of our segments is set forth below.  Our business segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries.  Financial information by business segment and geographic area appears in Note 15 to the Consolidated Financial Statements on pages 72 through 73 of this Annual Report on Form 10-K.  The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 36 of this Annual Report on Form 10-K.  Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.

Textron Aviation Segment

Textron Aviation is a leader in general aviation. Textron Aviation manufactures, sells and services Beechcraft and Cessna aircraft, and services the Hawker brand of business jets. The segment has two principal product lines: aircraft sales and aftermarket.  Aircraft sales include business jets, turboprop aircraft, piston aircraft, and military trainer and defense aircraft.  Aftermarket includes parts sales, and maintenance, inspection and repair services.  Revenues in the Textron Aviation segment accounted for approximately 33%, 23% and 25% of our total revenues in 2014, 2013 and 2012, respectively.  Revenues for Textron Aviation’s principal lines of business were as follows:

(In millions)	2014	2013	2012
Aircraft sales	$3,182	$1,868	$2,318
Aftermarket	1,386	916	793
Total revenues	$4,568	$2,784	$3,111

The family of jets currently produced by Textron Aviation includes the Mustang, Citation M2, Citation CJ3+, Citation CJ4, Citation XLS+, Citation Sovereign+ and the recently certified Citation X+, the fastest civilian jet in the world.  In addition, Textron Aviation is developing the Citation Latitude, a midsize business jet expected to enter into service in 2015, as well as the larger Citation Longitude expected to enter into service in 2017.

Textron Aviation’s turboprop aircraft include the best-selling business turboprop family in the world, the King Air, which offers the King Air C90GTx, with recently announced performance enhancements, the King Air 250, available with a new payload upgrade and the King Air 350.  The world’s best-selling utility turboprop, the Cessna Caravan, is used in the United States primarily for overnight express package shipments and for personal transportation.  International uses of Caravans include air taxi service, humanitarian flights, tourism and freight transport.

Textron Aviation’s single-engine piston aircraft include the Baron, Bonanza, Skyhawk SP, Turbo Stationair and the high performance TTx. The Turbo Skylane JT-A, Textron Aviation’s first Jet-A fueled piston aircraft is expected to be certified and begin delivering in 2015.

Textron Aviation also offers the T-6 trainer and AT-6 light attack military aircraft.  During 2014, Textron Aviation received new orders from the U.S. Government, Mexico and New Zealand for T-6 aircraft.  More than 25 countries now operate the T-6 aircraft as a part of their military training fleet.

The Textron Aviation family of aircraft is supported by a global network of 21 service centers operated by Textron Aviation, two of which are co-located with Bell Helicopter, along with 401 authorized independent service centers located in 49 countries throughout the world.  Textron Aviation-owned service centers provide customers with 24-hour service and maintenance. Textron

Aviation provides its customers with around-the-clock parts support and also offers ServiceDirect® for Citation, King Air and Hawker aircraft.  ServiceDirect® delivers service capabilities directly to customer locations with a mobile service unit fleet in the United States, Canada and Europe.

Textron Aviation markets its products worldwide through its own sales force, as well as through a network of authorized independent sales representatives.  Textron Aviation has several competitors domestically and internationally in various market segments. Textron Aviation’s aircraft compete with other aircraft that vary in size, speed, range, capacity and handling characteristics on the basis of price, product quality and reliability, direct operating costs, product support and reputation.

Bell Segment

Bell Helicopter is one of the leading suppliers of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world.  Revenues for Bell accounted for approximately 31%, 37% and 35% of our total revenues in 2014, 2013 and 2012, respectively.  Revenues by Bell’s principal lines of business were as follows:

(In millions)	2014	2013	2012
Military:
V-22 Program	$1,771	$1,755	$1,611
Other Military	860	959	940
Commercial	1,614	1,797	1,723
Total revenues	$4,245	$4,511	$4,274

Bell supplies advanced military helicopters and support to the U.S. Government and to military customers outside the United States.  Bell’s primary U.S. Government programs are the V-22 tiltrotor aircraft and the H-1 helicopters.  Bell is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company (Boeing), the only supplier of military tiltrotor aircraft. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft.  Through its strategic alliance with Boeing, Bell produces and supports the V-22 tiltrotor aircraft for the U.S. Department of Defense (DoD).  The U.S. Marine Corps H-1 helicopter program includes a utility model, the UH-1Y, and an advanced attack model, the AH-1Z, which have 84% parts commonality between them.

Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue, emergency medical helicopter operators and foreign governments.  Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products.  The helicopters currently offered by Bell for commercial applications include the 206L-4, 407, 407GX, 412EP/EPI, 429 and Huey II. The new 505 Jet Ranger X, a short-light single helicopter, achieved its first flight in late 2014. In addition, Bell continues to develop the 525 Relentless, its first super medium commercial helicopter, and first flight is expected in 2015.

For both its military programs and its commercial products, Bell provides post-sale support and service for an installed base of approximately 13,000 helicopters through a network of eight Bell-operated service centers, four supply centers and over 100 independent service centers located in 34 countries.  Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.

Bell competes against a number of competitors throughout the world for its helicopter business and its parts and support business.  Competition is based primarily on price, product quality and reliability, product support, performance and reputation.

Textron Systems Segment

Textron Systems’ product lines consist of unmanned aircraft systems, marine and land systems, weapons and sensors, simulation, training and other defense and aviation mission support products and services.  Textron Systems is a supplier to the defense, aerospace and general aviation markets, and represents approximately 12%, 14% and 14% of Textron’s revenues in 2014, 2013 and 2012, respectively.  This segment sells its products to U.S. Government customers and to customers outside the U.S. through foreign military sales sponsored by the U.S. Government and directly through commercial sales channels.  Textron Systems competes on the basis of technology, contract performance, price, product quality and reliability, product support and reputation.  Revenues by Textron Systems’ product lines were as follows:

(In millions)	2014	2013	2012
Unmanned Systems	$797	$666	$694
Weapons and Sensors	264	311	285
Marine and Land Systems	158	392	443
Simulation, Training and Other	405	296	315
Total revenues	$1,624	$1,665	$1,737

Unmanned Systems

Unmanned Systems consists of the Unmanned Systems and Support Solutions businesses.  The Unmanned Systems business has designed, manufactured and fielded combat-proven unmanned aircraft systems for more than 25 years, including the U.S. Army’s premier tactical unmanned aircraft system, the Shadow.  This business’s unmanned aircraft and interoperable command and control technologies provide critical situational awareness and actionable intelligence for users worldwide.  Our Support Solutions business provides logistical support for various unmanned systems as well as training and supply chain services to government and commercial customers worldwide.

Weapons and Sensors

The Weapons and Sensors business consists of state-of-the-art smart weapons; airborne and ground-based sensors and surveillance systems; and protection systems for the defense and aerospace industries.  It primarily sells its products to international allies through foreign military sales.

Marine and Land Systems

The Marine and Land Systems business is a world leader in the design, production and support of armored vehicles, turrets and related subsystems as well as advanced marine craft.  It produces a family of extremely mobile, highly protective vehicles for the U.S. Army and international allies, and is developing the U.S. Navy’s next generation air cushion vehicle.

Simulation, Training and Other

Simulation, Training and Other includes five businesses:  TRU Simulation + Training, Lycoming, Electronic Systems, Advanced Information Solutions and Geospatial Solutions. TRU Simulation + Training designs, develops, manufactures, installs, and provides maintenance of advanced flight training courseware and devices, including full flight simulators, for both rotary- and fixed-wing aircraft for commercial airlines, aircraft original equipment manufacturers (OEMs), flight training centers and training organizations worldwide. Through its training centers, TRU Simulation + Training provides initial type-rating and recurrency training for pilots. Lycoming specializes in the engineering, manufacture, service and support of piston aircraft engines for the general aviation and remotely piloted aircraft markets. Electronic Systems provides high technology test equipment and electronic warfare test and training solutions. Advanced Information Solutions and Geospatial Solutions provide intelligence software solutions for U.S. and international defense, intelligence and law enforcement communities.

Industrial Segment

Our Industrial segment designs and manufactures a variety of products under three principal product lines.  Industrial segment revenues were as follows:

(In millions)	2014	2013	2012
Fuel Systems and Functional Components	$1,975	$1,853	$1,842
Specialized Vehicles and Equipment	868	713	660
Tools and Test Equipment	495	446	398
Total revenues	$3,338	$3,012	$2,900

Fuel Systems and Functional Components

Our Fuel Systems and Functional Components product line is operated by our Kautex business unit, which is headquartered in Bonn, Germany.  Kautex is a leading developer and manufacturer of blow-molded plastic fuel systems for cars, light trucks, all-terrain vehicles, windshield and headlamp washer systems for automobiles and selective catalytic reduction systems used to reduce emissions from diesel engines.  Kautex serves the global automobile market, with operating facilities near its major customers around the world. Kautex also produces cast iron engine camshafts and develops and produces plastic bottles and containers for food, household, laboratory and industrial uses.  Revenues of Kautex accounted for approximately 14%, 15% and 15% of our total revenues in 2014, 2013 and 2012, respectively.

Our automotive products have several major competitors worldwide, some of which are affiliated with the OEMs that comprise our targeted customer base.  Competition typically is based on a number of factors including price, technology, environmental performance, product quality and reliability, prior experience and available manufacturing capacity.

Specialized Vehicles and Equipment

Our Specialized Vehicles and Equipment product line includes the products designed, manufactured and sold by our Textron Specialized Vehicles and Jacobsen businesses. Textron Specialized Vehicles, which includes E-Z-GO, Bad Boy Buggies and Cushman, and the recently-acquired TUG Technologies and Douglas Equipment businesses, designs, manufactures and sells golf cars, off-road utility vehicles, light transportation vehicles and aviation ground support equipment. Although Textron Specialized Vehicles is best known for its electric-vehicle technology, it also manufactures and sells models powered by internal combustion engines.  Textron Specialized Vehicles’ diversified customer base includes golf courses and resorts, government agencies and municipalities, consumers, and commercial and industrial users such as factories, warehouses, airports, planned communities, hunting preserves and educational and corporate campuses.  Sales are made through a combination of factory direct resources and a network of independent distributors and dealers worldwide. Textron Specialized Vehicles has two major competitors for golf cars and several other competitors for off-road and light transportation vehicles and for aviation ground support equipment.  Competition is based primarily on price, product quality and reliability, product support and reputation.

Jacobsen designs, manufactures and sells professional turf-maintenance equipment, as well as specialized turf-care vehicles.  Brand names include Ransomes, Jacobsen, Cushman and Dixie Chopper, which was acquired in 2014.  Jacobsen’s customers include golf courses, resort communities, sporting venues, municipalities and landscaping professionals.  Products are sold primarily through a worldwide network of distributors and dealers, as well as factory direct. Jacobsen has two major competitors for professional turf-maintenance equipment and several other major competitors for specialized turf-care products.  Competition is based primarily on price, product features, product quality and reliability and product support.

Tools and Test Equipment

The Tools and Test Equipment product line includes products sold by businesses that design and manufacture powered equipment, electrical test and measurement instruments, mechanical and hydraulic tools, cable connectors, fiber optic assemblies, underground and aerial transmission and distribution products and power utility products. These businesses also encompass the Greenlee, Greenlee Communications, Greenlee Utility, HD Electric, Klauke, Sherman & Reilly, Rothenberger and Endura brand names, and their products are used principally in the construction, maintenance, telecommunications, data communications, electrical, utility and plumbing industries.  Their products are distributed through a global network of sales representatives and distributors and are also sold directly to home improvement retailers and OEMs.  The businesses operate 13 plants across four countries with almost 50% of their combined revenue coming from outside the United States.  These businesses face competition from numerous manufacturers based primarily on price, delivery lead time, product quality and reliability.

Finance Segment

Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. The majority of new finance receivables are cross-border transactions for aircraft sold outside of the U.S. New originations in the U.S. are primarily for purchasers who had difficulty in accessing other sources of financing for the purchase of Textron-manufactured products.  In 2014, 2013 and 2012, our Finance group paid our Manufacturing group $215 million, $248 million and $309 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group.

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

Backlog

Our backlog at the end of 2014 and 2013 is summarized below:

(In millions)	January 3, 2015	December 28, 2013
Bell	$5,524	$6,450
Textron Systems	2,790	2,803
Textron Aviation	1,365	1,018
Total backlog	$9,679	$10,271

Approximately 52% of our total backlog at January 3, 2015 represents orders that are not expected to be filled in 2015.

At the end of 2014, approximately 66% of our total backlog was with the U.S. Government, which included only funded amounts as the U.S. Government is obligated only up to the amount of funding formally appropriated for a contract. Bell’s 2014 backlog included $2.0 billion related to a multi-year procurement contract with the U.S. Government for the purchase of V-22 tiltrotor aircraft.

U.S. Government Contracts

In 2014, approximately 28% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of funding, which is dependent upon congressional appropriations, national and international priorities for defense spending, world events, and the size and timing of programs in which we may participate.

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

Research and Development

Information regarding our research and development expenditures is contained in Note 1 to the Consolidated Financial Statements on page 51 of this Annual Report on Form 10-K.

Patents and Trademarks

We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We also own or license active trademark registrations and pending trademark applications in the U.S. and in various foreign countries or regions, as well as trade names and service marks. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including:  Aeronautical Accessories; AAI; acAlert; Ascent; Aerosonde; AH-1Z; Ambush; Arc Horizon; AVCOAT; Bad Boy Buggies; Baron; BattleHawk; Beechcraft; Beechcraft T-6:  Bell; Bell Helicopter; Bonanza; Bravo; Cadillac Gage; Caravan; Caravan Amphibian; Caravan 675; Cessna; Cessna 350; Cessna 400; Cessna Corvalis TTX; Cessna Turbo Skylane JT-A; Cessna Turbo Skyhawk JT-A; Citation; CITATION ALPINE EDITION; Citation Encore+; Citation Latitude; Citation Longitude; Citation M2; Citation Sovereign; Citation X; Citation X+; Citation XLS+; CJ1+; CJ2+; CJ3; CJ3+. CJ4; Clairity; CLAW; Commando; Corvalis; Cushman; DataScout; Dixie Chopper; Eclipse; Excel; Extreme; Extreme Ti-METAL; E-Z-GO; Fury; GTS-1930 Saber, G3 Tugger; GatorEye; Gator Grips; GLOBAL MISSION SUPPORT; Grand Caravan; Greenlee; H-1; HDE; Hawker; Huey; Huey II; iCommand; IE2; Instinct; Integrated Command Suite; Jacobsen; Jet Ranger X; Kautex; King Air; King Air C90GTx; King Air

250; King Air 350; Kiowa Warrior; Klauke; LF; Lycoming; M1117 ASV; McCauley; Mechtronix; Millenworks; Mission Critical Support (MCS): MissionLink (IVHM); Mustang; Next Generation Carbon Canister; Next Generation Fuel System; NGCC; NGFS; Odyssey; On a Mission; OPINICUS; Overwatch; PDCue; Power Advantage; Pro-Fit; ProParts; Ransomes; REALCue; REALFeel; Recoil; Relentless; Rothenberger LLC; RT2; RXV; Scorpion; Sensor Fuzed Weapon; ServiceDirect; Shadow; Shadow Knight; Shadow Master; SkyBOOKS; Skycatcher; Skyhawk; Skyhawk SP; Skylane; SkyPLUS; Sovereign; Speed Punch; Spider; Stationair; ST 4X4; Super Cargomaster; Super Medium; SuperCobra; SYMTX; TDCue; Textron; Textron Aviation; Textron Defense Systems; Textron Financial Corporation; Textron Marine & Land Systems; Textron Systems; TRUESET; TRU Simulation + Training; TUG; Turbo Skylane; Turbo Stationair; UH-1Y; V-Watch Connect; VALOR; V-22 Osprey; V-280; 2FIVE; 206; 407; 407GT; 407GX; 412, 429, 505; 525 and 525 Relentless. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

Environmental Considerations

Our operations are subject to numerous laws and regulations designed to protect the environment.  Compliance with these laws and expenditures for environmental control facilities has not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 13 to the Consolidated Financial Statements on page 71 of this Annual Report on Form 10-K.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets nor on our results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.

Employees

At January 3, 2015, we had approximately 34,000 employees.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 25, 2015.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	53	Chairman, President and Chief Executive Officer
Frank T. Connor	55	Executive Vice President and Chief Financial Officer
Cheryl H. Johnson	54	Executive Vice President, Human Resources
E. Robert Lupone	55	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer

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

•                  Pension plan assumptions and future contributions;

•                  Continued demand softness or volatility in the markets in which we do business;

•                  Difficulty or unanticipated expenses in connection with integrating acquired businesses; and

•                  The risk that anticipated synergies and opportunities as a result of acquisitions will not be realized or the risk that acquisitions do not perform as planned, including, for example, the risk that acquired businesses will not achieve revenue and profit projections.

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

During 2014, we derived approximately 28% of our revenues from sales to a variety of U.S. Government entities.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions and the U.S. Government budget process which includes enacting relevant legislation, such as appropriations bills and accords on the debt ceiling. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations.  If we incur costs in excess of funds committed on a contract, we are at risk for non-reimbursement of those costs until additional funds are appropriated.  The reduction, termination or delay in the timing of funding for U.S. Government programs for which we currently provide or propose to provide products or services may result in a loss of anticipated future revenues that could materially and adversely impact our results of operations and financial condition. Significant changes in national and international priorities for defense spending could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

Under the Budget Control Act of 2011, the U.S. Government committed to significantly reduce the federal deficit over ten years. As a result, long-term funding for various programs in which we participate, as well as future purchasing decisions by our U.S. Government customers, could be reduced, delayed or cancelled. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs. There are many variables in how these budget cuts could be implemented that make it difficult to determine specific impacts; however, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company. Such circumstances may also result in an impairment of our goodwill and intangible assets.  Because our U.S. Government contracts generally require us to continue to perform even if the U.S. Government is unable to make timely payments; if, for example, the debt ceiling is not raised, and, as a result, our customer does not pay us on a timely basis, we would need to finance our continued performance of the impacted contracts from our other resources. An extended delay in the timely payment by the U.S. Government could result in a material adverse effect on our cash flows, results of operations and financial condition.

U.S. Government contracts may be terminated at any time and may contain other unfavorable provisions.

The U.S. Government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.  In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs but not the anticipated profit that would have been earned had the contract been completed.  A termination arising out of our default for failure to perform could expose us to liability, including but not limited to, liability for re-procurement costs in excess of the total original contract amount, net of the value of work performed and accepted by the customer under the contract.  Such an event could also have an adverse effect on our ability to compete for future contracts and orders. If any of our contracts are terminated by the U.S. Government whether for convenience or default, our backlog and anticipated revenues would be reduced by the expected value of the remaining work under such contracts.  We also enter into “fee for service” contracts with the U.S. Government where we retain ownership of, and consequently the risk of loss on, aircraft and equipment supplied to perform under these contracts.  Termination of these contracts could materially and adversely impact our results of operations. On contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor.  In addition, in the event that the U.S. Government is unable to make timely payments, failure to continue contract performance places the contractor at risk of termination for default.  Any such event could result in a material adverse effect on our cash flows, results of operations and financial condition.

As a U.S. Government contractor, we are subject to procurement rules and regulations.

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

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as DCAA and DCMA. These agencies review our performance under contracts, our cost structure and our compliance with laws and regulations applicable to U.S. Government contractors. The systems that are subject to review include, but are not limited to, our accounting, estimating, material management and accounting, earned value management, purchasing and government property systems. If an audit uncovers improper or illegal activities we may be subject to civil and criminal penalties and administrative sanctions that may include the termination of our contracts, forfeiture of profits, suspension of payments, fines, and, under certain circumstances, suspension or debarment from future contracts for a period of time. Whether or not illegal activities are alleged, the U.S. Government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate.  These laws and regulations affect how we conduct business with our government customers and, in some instances, impose added costs on our business.

Cost overruns on U.S. Government contracts could subject us to losses or adversely affect our future business.

Under fixed-price contracts, as a general rule, we receive a fixed price irrespective of the actual costs we incur, and, consequently, any costs in excess of the fixed price are absorbed by us. Changes in underlying assumptions, circumstances or estimates used in developing the pricing for such contracts may adversely affect our results of operations. Additionally, U.S. Government procurement policies increasingly favor fixed-price incentive-based fee arrangements rather than traditional fixed-price contracts; these fee arrangements could negatively impact our profitability. Other current U.S. Government policies could negatively impact our working capital and cash flow. For example, the government has expressed a preference for requiring progress payments rather than performance based payments on new fixed-price contracts, which if implemented, delays our ability to recover a significant amount of costs incurred on a contract and thus affects the timing of our cash flows.  Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-reimbursement contracts that are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based, however, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs incurred in performing under the contract, our cash flows, results of operations and financial condition could be adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Demand for our aircraft products is cyclical and could adversely affect our financial results.

Demand for business jets, turbo props and commercial helicopters has been cyclical and difficult to forecast. Therefore, future demand for these products could be significantly and unexpectedly less than anticipated and/or less than previous period deliveries. Similarly, there is uncertainty as to when or whether our existing commercial backlog for aircraft products will convert to revenues as the conversion depends on production capacity, customer needs and credit availability. Changes in economic conditions may cause customers to request that firm orders be rescheduled or cancelled. Reduced demand for our aircraft products or delays or cancellations of orders could result in a material adverse effect on our cash flows, results of operations and financial condition.

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

If our Finance segment is unable to maintain portfolio credit quality, our financial performance could be adversely affected.

A key determinant of the financial performance of our Finance segment is the quality of loans, leases and other assets in its portfolio. Portfolio quality may be adversely affected by several factors, including finance receivable underwriting procedures, collateral value, geographic or industry concentrations, and the effect of general economic conditions. In addition, a majority of the new originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S.  Cross-border transactions present additional challenges and risks in realizing upon collateral in the event of borrower default, which may result in difficulty or delay in collecting on the related finance receivables.  If our Finance segment has difficulty successfully collecting its finance receivable portfolio, our cash flow, results of operations and financial condition could be adversely affected.

We may need to obtain financing in the future; such financing may not be available to us on satisfactory terms, if at all.

We may periodically need to obtain financing in order to meet our debt obligations as they come due, to support our operations and/or to make acquisitions. Our access to the debt capital markets and the cost of borrowings are affected by a number of factors including market conditions and the strength of our credit ratings. If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.

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

Our information technology (IT) and related systems are critical to the smooth operation of our business and essential to our ability to perform day to day operations.  From time to time, we update and/or replace IT systems used by our businesses.  The implementation of new systems can present temporary disruptions of business activities as existing processes are transitioned to the new systems, resulting in productivity issues, including delays in production, shipments or other business operations.  In addition, we outsource certain support functions, including certain global IT infrastructure services, to third-party service providers. Any disruption of such outsourced processes or functions also could have a material adverse impact on our operations.  In addition, as a U.S. defense contractor, we face certain security threats, including threats to our IT infrastructure, unlawful attempts to gain access to our proprietary or classified information and threats to the physical security of our facilities and employees, as do our customers, suppliers, subcontractors and joint venture partners.  Cybersecurity threats, such as malicious software, attempts to gain unauthorized access to our confidential, classified or otherwise proprietary information or that of our employees or customers, as well as other security breaches, are persistent, continue to evolve and require highly skilled IT resources.  While we have experienced cybersecurity attacks, we have not suffered any material losses relating to such attacks, and we believe our threat detection and mitigation processes and procedures are robust.  Due to the evolving nature of these security threats, the possibility of future material incidents cannot be completely mitigated. An IT system failure, issues related to implementation of new IT systems or breach of data security, whether of our systems or the systems of our service providers or other third parties who may have access to our data for business purposes, could disrupt our operations, cause the loss of business information or compromise confidential information. Such an incident also could require significant management attention and resources and increased costs, and could adversely affect our competitiveness and our results of operations.

Developing new products and technologies entails significant risks and uncertainties.

To continue to grow our revenues and segment profit, we must successfully develop new products and technologies or modify our existing products and technologies for our current and future markets. Our future performance depends, in part, on our ability to identify emerging technological trends and customer requirements and to develop and maintain competitive products and services. Delays or cost overruns in the development and acceptance of new products, or certification of new aircraft and other products, could affect our results of operations. These delays could be caused by unanticipated technological hurdles, production changes to meet customer demands, unanticipated difficulties in obtaining required regulatory certifications of new aircraft or other products, coordination with joint venture partners or failure on the part of our suppliers to deliver components as agreed. We also could be adversely affected if our research and development investments are less successful than expected or if we do not adequately protect the intellectual property developed through these efforts. Likewise, new products and technologies could generate unanticipated safety or other concerns resulting in expanded product liability risks, potential product recalls and other regulatory issues that could have an adverse impact on us. Furthermore, because of the lengthy research and development cycle involved in bringing certain of our products to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aerospace or defense industries could have a significant effect on the demand for new products and technologies under development, which could have an adverse effect on our financial condition and results of operations. In addition, the market for our product offerings may not develop or continue to expand as we currently anticipate. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain superior market acceptance compared to our products.  A significant failure in our new product development efforts or the failure of our products or services to achieve market acceptance relative to our competitors’ products or services could have an adverse effect on our financial condition and results of operations.

We are subject to the risks of doing business in foreign countries.

Conducting business internationally, including U.S. exports, exposes us to additional risks than if we conducted our business solely within the U.S. We maintain manufacturing facilities, service centers, supply centers and other facilities worldwide, including in various emerging market countries.  We also have entered into, and expect to continue to enter into, joint venture arrangements in emerging market countries, some of which may require capital investment, guaranties or other commitments.  We expect that our international business and our investment in emerging market countries will continue to increase. Risks related to international operations include import, export and other trade restrictions; changing U.S. and foreign procurement policies and practices; restrictions on technology transfer; difficulties in protecting intellectual property; increasing complexity of employment and environmental, health and safety regulations; foreign investment laws; exchange controls; repatriation of earnings or cash settlement challenges, competition from foreign and multinational firms with home country advantages; economic and government instability, acts of terrorism and related safety concerns.  The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.

Additionally, some international government customers require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts generally extend over several years and may include penalties if we fail to perform in accordance with the offset requirements which are typically subjective. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors and suppliers in connection with international programs. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we maintain policies and procedures designed to facilitate compliance with these laws, a violation of such laws by any of our international representatives, consultants, joint ventures, business partners, subcontractors or suppliers, even if prohibited by our policies, could have an adverse effect on our business and reputation.

We are subject to increasing compliance risks that could adversely affect our operating results.

As a global business, we are subject to laws and regulations in the U.S. and other countries in which we operate. Our increased focus on international sales and global operations requires importing and exporting goods and technology, some of which have military applications subjecting them to more stringent import-export controls across international borders on a regular basis. For example, we sometimes initially must obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell certain of our aerospace and defense products outside the U.S. Both U.S. and foreign laws and regulations applicable to us have been increasing in scope and complexity. For example, both U.S. and foreign governments and government agencies regulate the aviation industry, and they may impose new regulations with additional aircraft security or other requirements or restrictions, including, for example, restrictions and/or fees related to carbon emissions levels. Changes in environmental laws and regulations, including those enacted in response to climate change concerns and other actions known as “green initiatives,” could lead to the necessity for new or additional investment in product designs or manufacturing processes and could increase environmental compliance expenditures, including costs to defend regulatory reviews. New or changing laws and regulations or related interpretation and policies could increase our costs of doing business, affect how we conduct our operations, adversely impact demand for our products, and/or limit our ability to sell our products and services. Compliance with laws and regulations of increasing scope and complexity is even more challenging in our current business environment in which reducing our operating costs is often necessary to remain competitive. In addition, a violation of U.S. and/or foreign laws by one of our employees or business partners could subject us or our employees to civil or criminal penalties, including material monetary fines, or other adverse actions, such as denial of import or export privileges and/or debarment as a government contractor which could damage our reputation and have an adverse effect on our business.

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

Intellectual property infringement claims may be asserted by third parties against us or our customers. Any related indemnification payments or legal costs we may be obliged to pay on behalf of our businesses, our customers or other third parties could be costly. In addition, we own the rights to many patents, trademarks, brand names, trade names and trade secrets that are important to our business. The inability to enforce these intellectual property rights may have an adverse effect on our results of operations. Additionally, our intellectual property could be at risk due to various cybersecurity threats.

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

Approximately 7,100, or 28%, of our U.S. employees are unionized, and many of our non-U.S. employees are represented by organized councils. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. The presence of unions also may limit our flexibility in responding to competitive pressures in the marketplace. In addition, the workforces of many of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Any of these events could adversely affect our results of operations.

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

In some markets, particularly where we deliver component products and services to OEMs, we face ongoing customer demands for price reductions, which sometimes are contractually obligated. However, if we are unable to effectively mitigate future pricing pressures through technological advances or by lowering our cost base through improved operating and supply chain efficiencies, our results of operations could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On January 3, 2015, we operated a total of 56 plants located throughout the U.S. and 54 plants outside the U.S.  We own 59 plants and lease the remainder for a total manufacturing space of approximately 23.4 million square feet.  We consider the productive capacity of the plants operated by each of our business segments to be adequate.  We also own or lease offices, warehouses, service centers and other space at various locations. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.

Item 3. Legal Proceedings

On October 7, 2014, the Federal Aviation Administration of the U.S. Department of Transportation (DOT) issued a Notice of Proposed Civil Penalty to McCauley Propeller Systems, a Division of Cessna Aircraft Company, for alleged violations of DOT’s hazardous materials shipment regulations in connection with the shipment of resin product by air from McCauley’s Columbus, GA facility.  The DOT has proposed a civil penalty of $238,000, and Cessna Aircraft Company is currently negotiating the disposition of the matter.

We also are subject to actual and threatened legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to commercial and financial transactions; government contracts; alleged lack of compliance with applicable laws and regulations; production partners; product liability; patent and trademark infringement; employment disputes; and environmental, health and safety matters.  Some of these legal proceedings and claims seek damages, fines or penalties in substantial amounts or remediation of environmental contamination.  As a government contractor, we are subject to audits, reviews and investigations to determine whether our operations are being conducted in accordance with applicable regulatory requirements.  Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our suspension or debarment from U.S. Government contracting for a period of time.  On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “TXT.”  At January 3, 2015, there were approximately 10,700 record holders of Textron common stock.  The high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the dividends paid per share are provided in the following table:

	2014			2013
	High	Low	Dividends per Share	High	Low	Dividends per Share
First quarter	$40.18	$34.28	$0.02	$31.30	$23.94	$0.02
Second quarter	40.93	36.96	0.02	30.22	24.87	0.02
Third quarter	39.03	35.54	0.02	29.81	25.36	0.02
Fourth quarter	44.23	32.28	0.02	37.43	26.17	0.02

Issuer Repurchases of Equity Securities

The following provides information about our fourth quarter 2014 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased (1)	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan (1)	Maximum Number of Shares that may yet be Purchased under the Plan
September 28, 2014 – November 1, 2014	225	$35.90	225	16,399
November 2, 2014 – November 29, 2014	—	—	—	—
November 30, 2014 – January 3, 2015	320	39.66	320	16,079
Total	545	$38.11	545

(1) These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that had been announced on January 23, 2013. This plan has no expiration date.

In February 2014, we entered into an Accelerated Share Repurchase agreement (ASR) with a counterparty and repurchased 4.3 million shares of our outstanding common stock from the counterparty for an initial estimated purchase price of $150 million.  Final settlement of the ASR occurred in December 2014 and resulted in a final average price of $38.90 per share.

Stock Performance Graph

The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2009 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P 500 Industrials Index, all of which include Textron. The values calculated assume dividend reinvestment.

In 2014, we changed from the S&P Industrial Conglomerates Index to the S&P 500 Industrials Index, which we believe is a better comparator for the performance of our business. We have provided the S&P Industrial Conglomerates Index in the graph below for comparison purposes only.

	2009	2010	2011	2012	2013	2014
Textron Inc.	$100.00	$126.17	$99.08	$133.26	$198.15	$227.77
S&P 500	100.00	115.06	117.49	136.30	180.44	205.10
S&P 500 A&D	100.00	115.11	121.19	138.84	215.08	239.90
S&P 500 Industrials	100.00	115.73	122.01	140.01	184.31	206.98
S&P 500 Industrial Conglomerates	100.00	118.70	119.53	143.14	201.91	203.64

Item 6.  Selected Financial Data

(Dollars in millions, except per share amounts)	2014	2013	2012	2011	2010
Revenues
Textron Aviation	$4,568	$2,784	$3,111	$2,990	$2,563
Bell	4,245	4,511	4,274	3,525	3,241
Textron Systems	1,624	1,665	1,737	1,872	1,979
Industrial	3,338	3,012	2,900	2,785	2,524
Finance	103	132	215	103	218
Total revenues	$13,878	$12,104	$12,237	$11,275	$10,525
Segment profit
Textron Aviation (a)	$234	$(48)	$82	$60	$(29)
Bell	529	573	639	521	427
Textron Systems	150	147	132	141	230
Industrial	280	242	215	202	162
Finance (b)	21	49	64	(333)	(237)
Total segment profit	1,214	963	1,132	591	553
Corporate expenses and other, net	(161)	(166)	(148)	(114)	(137)
Interest expense, net for Manufacturing group	(148)	(123)	(143)	(140)	(140)
Acquisition and restructuring costs (c)	(52)	—	—	—	—
Special charges (d)	—	—	—	—	(190)
Income tax (expense) benefit	(248)	(176)	(260)	(95)	6
Income from continuing operations	$605	$498	$581	$242	$92
Per share of common stock
Income from continuing operations — basic	$2.17	$1.78	$2.07	$0.87	$0.33
Income from continuing operations — diluted	$2.15	$1.75	$1.97	$0.79	$0.30
Dividends declared	$0.08	$0.08	$0.08	$0.08	$0.08
Book value at year-end	$15.45	$15.54	$11.03	$9.84	$10.78
Common stock price: High	$44.23	$37.43	$29.18	$28.87	$25.30
Low	$32.28	$23.94	$18.37	$14.66	$15.88
Year-end	$42.17	$36.61	$24.12	$18.49	$23.64
Common shares outstanding (In thousands)
Basic average	279,409	279,299	280,182	277,684	274,452
Diluted average	281,790	284,428	294,663	307,255	302,555
Year-end	276,582	282,059	271,263	278,873	275,739
Financial position
Total assets	$14,605	$12,944	$13,033	$13,615	$15,282
Manufacturing group debt	$2,811	$1,931	$2,301	$2,459	$2,302
Finance group debt	$1,063	$1,256	$1,686	$1,974	$3,660
Shareholders’ equity	$4,272	$4,384	$2,991	$2,745	$2,972
Manufacturing group debt-to-capital (net of cash)	33%	15%	24%	37%	32%
Manufacturing group debt-to-capital	40%	31%	44%	47%	44%
Investment data
Capital expenditures	$429	$444	$480	$423	$270
Depreciation	$389	$349	$336	$343	$334

(a)          In 2014, segment profit includes amortization of $63 million related to fair value step-up adjustments of Beechcraft acquired inventories sold during the period.

(b)          For 2011, segment profit includes a $186 million initial mark-to-market adjustment for finance receivables in the Golf Mortgage portfolio that were transferred to the held for sale classification.

(c)           Acquisition and restructuring costs are related to the acquisition of Beech Holdings, LLC, the parent of Beechcraft Corporation, which was completed on March 14, 2014.

(d)          Special charges include restructuring charges of $99 million, primarily related to severance and asset impairment charges, and a $91 million non-cash pre-tax charge to reclassify a foreign exchange loss from equity as a result of substantially liquidating a Finance segment entity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Consolidated Results of Operations

Our revenues increased 15% in 2014 reflecting the success of our strategy of investing in new products and complementary acquisitions. Several highlights of the year include the following:

•                  Invested $694 million in research and development activities demonstrating our continued commitment to expand our current product lines across our businesses.

•                  Invested $1.6 billion in strategic acquisitions along with $429 million in capital expenditures.

•                  Delivered strong cash flow performance as manufacturing operating cash flows from continuing operations increased 67% to $1.1 billion.

•                  Grew segment profit by 26% to $1.2 billion.

•                  Raised diluted earnings per share from continuing operations by 23%.

On March 14, 2014, we completed the acquisition of Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries, (collectively “Beechcraft”); this business and the legacy Cessna segment were combined to form a new segment named Textron Aviation. We also made seven acquisitions in the Industrial and Textron Systems segments, which complemented our products and services.  The results of these acquisitions are included in Textron’s consolidated financial statements only for the period subsequent to the completion of each acquisition and do not reflect a full year of operations.

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 21 to 28.

Revenues

(Dollars in millions)	2014	2013	2012
Revenues	$13,878	$12,104	$12,237
% change compared with prior period	15%	(1)%

Revenues increased $1.8 billion, 15%, in 2014, compared with 2013, as increases in the Textron Aviation and Industrial segments were partially offset by lower revenues in the Bell, Textron Systems and Finance segments.  The net revenue increase included the following factors:

•                  Higher Textron Aviation revenues of $1.8 billion, primarily due to a $1.5 billion impact from the Beechcraft acquisition and a $263 million increase in volume, largely related to Citation jets.

•                  Higher Industrial segment revenues of $326 million, primarily due to $181 million in higher volume, largely in the Fuel Systems and Functional Components product line, and a $142 million impact from acquisitions.

•                  Lower Bell revenues of $266 million, largely due to a $183 million decrease in commercial revenues reflecting lower sales activity across the commercial helicopter market, and $99 million in lower other military volume, largely related to the H-1 program reflecting lower aircraft deliveries and production support.

•                  Lower Textron Systems revenues of $41 million, primarily due to lower volume of $233 million in the Marine and Land Systems product line, reflecting lower vehicle deliveries, partially offset by higher volume of $130 million in the Unmanned Systems product line and a $62 million impact from acquisitions.

•                  Lower Finance revenues of $29 million, primarily attributable to gains on the disposition of finance receivables held for sale during 2013.

Revenues decreased $133 million, 1%, in 2013, compared with 2012, as decreases in the Textron Aviation, Finance and Textron Systems segments were partially offset by higher revenues in the Bell and Industrial segments.  The net revenue decrease included the following factors:

•                  Lower Textron Aviation revenues of $327 million, primarily due to lower Citation jet volume of $384 million and CitationAir volume of $114 million, partially offset by higher aftermarket volume of $65 million and higher pre-owned aircraft volume of $53 million.

•                  Lower Finance revenues of $83 million, primarily attributable to an unfavorable impact of $46 million from lower average finance receivables and a decrease of $25 million in revenues related to the resolution of a Timeshare account in 2012.

•                  Lower Textron Systems revenues of $72 million, largely due to lower volume of $51 million in the Marine and Land Systems product line and lower volume of $28 million in the Unmanned Systems product line.

•                Higher Bell revenues of $237 million, largely due to higher volume of $163 million in our military programs, primarily reflecting higher V-22 deliveries and aftermarket volume, and $74 million of higher commercial revenues, largely due to higher aircraft volume.

•                Higher Industrial segment revenues of $112 million, primarily due to higher volume of $58 million and the impact from acquisitions of $46 million.

Cost of Sales and Selling and Administrative Expense

(Dollars in millions)	2014	2013	2012
Operating expenses	$12,782	$11,257	$11,184
Cost of sales	11,421	10,131	10,019
% change compared with prior period	13%	1%
Gross margin as a percentage of Manufacturing revenues	17.1%	15.4%	16.7%
Selling and administrative expenses	1,361	1,126	1,165
% change compared with prior period	21%	(3)%

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses. Cost of sales increased $1.3 billion, 13%, in 2014, compared with 2013, largely due to the impact of acquired businesses, primarily Beechcraft.  In 2014, gross margin as a percentage of manufacturing revenues increased 170 basis points largely due to improved leverage resulting from higher revenues primarily at Textron Aviation.

Selling and administrative expense increased $235 million, 21%, in 2014, compared with 2013, largely related to businesses acquired in the past year and compensation expense.  These increases were partially offset by $28 million in severance costs incurred in 2013 in connection with a voluntary separation program at Textron Aviation.

Manufacturing cost of sales increased $112 million, 1%, in 2013, compared with 2012, primarily due to higher volume at Bell and the impact from businesses acquired in 2013, partially offset by lower sales at Textron Aviation and Textron Systems.  In 2013, gross margin as a percentage of manufacturing revenues decreased 130 basis points primarily due to unfavorable performance at Bell, largely due to manufacturing inefficiencies associated with labor disruptions resulting from negotiations with bargained employees and with the implementation of a new enterprise resource planning system in the first quarter of 2013, as well as lower Citation jet and CitiationAir volume at Textron Aviation.

Selling and administrative expenses decreased $39 million, 3%, in 2013 compared with 2012, largely due to a reduction in administrative expenses of $26 million and lower provision for loan losses of $20 million at the Finance segment, both primarily associated with the non-captive business. Selling and administrative expense was also impacted by $28 million in severance costs incurred in 2013 at Textron Aviation, which were largely offset by a $27 million charge from an unfavorable arbitration award in 2012 at Textron Aviation.

Acquisition and Restructuring Costs

In connection with the integration of Beechcraft, we initiated a restructuring program in our Textron Aviation segment in the first quarter of 2014 to align the Cessna and Beechcraft businesses, reduce operating redundancies and maximize efficiencies.  During 2014, we recorded charges of $41 million related to these restructuring activities that were included in the Acquisition and restructuring costs line on the Consolidated Statements of Operations.  In addition, we incurred transaction costs of $11 million in 2014 related to the acquisition that were also included in the Acquisition and restructuring costs line. We expect to incur additional restructuring costs in 2015, but do not expect these costs to be material.

Interest Expense

(Dollars in millions)	2014	2013	2012
Interest expense	$191	$173	$212
% change compared with prior period	10%	(18)%

Interest expense on the Consolidated Statement of Operations includes interest for both the Manufacturing and Finance borrowing groups with interest related to intercompany borrowings eliminated.  Consolidated interest expense increased $18 million, 10%, in 2014, compared with 2013, primarily due to a $31 million impact related to financing the Beechcraft acquisition, partially offset by $9 million of lower interest expense due to the maturity of our convertible notes in the second quarter of 2013.  In 2013, consolidated interest expense decreased $39 million, 18%, compared with 2012, primarily due to lower average debt outstanding.

Income Tax Expense

Our effective tax rate was 29.1% in 2014, 26.1% in 2013 and 30.9% in 2012.  This rate generally differs from the U.S. federal statutory tax rate of 35% due to certain earnings from operations in lower-tax jurisdictions throughout the world, as well as the research credit.  The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Canada, Germany, Belgium and China.  We have not provided for U.S. taxes for those earnings because we plan to reinvest all of those earnings indefinitely outside of the U.S.

In 2013, our effective tax rate was reduced by approximately 4.0% due to the tax benefit recognized upon the retroactive reinstatement and extension of the Federal Research and Development Tax Credit for the period from January 1, 2012 to December 31, 2013.  In 2014, this credit was extended through the end of 2014, resulting in a 1.5% reduction in our effective tax rate.

For a full reconciliation of our effective tax rate to the U.S. federal statutory tax rate of 35% see Note 12 to the Consolidated Financial Statements.

Segment Analysis

We operate in, and report financial information for, the following five business segments: Textron Aviation, which consists of the legacy Cessna segment combined with the recently-acquired Beechcraft business, Bell, Textron Systems, Industrial and Finance.  Segment profit is an important measure used for evaluating performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and acquisition and restructuring costs related to the Beechcraft acquisition. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.

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

Approximately 28% of our 2014 revenues were derived from contracts with the U.S. Government.  For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix. Changes in volume that are discussed in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refers to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes.

Textron Aviation

				% Change
(Dollars in millions)	2014	2013	2012	2014	2013
Revenues	$4,568	$2,784	$3,111	64%	(11)%
Operating expenses	4,334	2,832	3,029	53%	(7)%
Segment profit (loss)	234	(48)	82	—	—
Profit margin	5.1%	(1.7)%	2.6%
Backlog	$1,365	$1,018	$1,062	34%	(4)%

Textron Aviation Revenues and Operating Expenses

Factors contributing to the 2014 year-over-year revenue change are provided below:

(In millions)	2014 versus 2013
Acquisitions	$1,480
Volume	263
Pricing	41
Total change	$1,784

Textron Aviation’s revenues increased by $1.8 billion, 64%, in 2014, compared with 2013, primarily due to the impact of the Beechcraft acquisition of $1.5 billion and higher volume of $263 million.  The increase in volume was primarily the result of higher Citation jet volume of $344 million, partially offset by lower CitationAir volume of $78 million related to exiting our fractional share business.  We delivered 159 Citation jets and 113 King Air turboprops in 2014, compared with 139 Citation jets in 2013.  During 2014, the portion of the segment’s revenues derived from aftermarket sales and services represented 30% of its total revenues, compared with 33% in 2013.

Textron Aviation’s operating expenses increased by $1.5 billion, 53%, in 2014, compared with 2013, primarily due to the incremental operating costs related to the Beechcraft acquisition, and higher net volume as described above. Textron Aviation’s operating expenses exclude acquisition and restructuring costs incurred across the segment as a result of the Beechcraft integration, which are reported separately and are discussed in the Acquisition and Restructuring Costs section above.

Factors contributing to the 2013 year-over-year revenue change are provided below:

(In millions)	2013 versus 2012
Volume	$(373)
Acquisitions	33
Other	13
Total change	$(327)

In 2013, Textron Aviation’s revenues decreased $327 million, 11%, compared with 2012, primarily due to lower Citation jet volume of $384 million and lower CitationAir volume of $114 million, largely related to the wind-down of our fractional share business.  These decreases were partially offset by higher aftermarket volume of $65 million, largely due to increased service demand, and higher pre-owned aircraft volume of $53 million.  We delivered 139 Citation jets in 2013, compared with 181 jets in 2012.  During 2013, the portion of Textron Aviation’s revenues derived from aftermarket sales and services increased to 33%, compared with 25% in 2012, due to higher aftermarket volume and the impact of lower Citation jet revenues.

Textron Aviation’s operating expenses decreased $197 million, 7%, in 2013, compared with 2012, primarily due to lower volume as discussed above.  The volume-related decrease in operating expenses was partially offset by $37 million of operating costs incurred by service centers acquired at the beginning of 2013 and $33 million of inflation, largely due to higher pension expense of $17 million.  Operating expenses in 2013 were also impacted by $28 million in severance costs incurred during the first half of the year in connection with a voluntary separation program offered to qualifying salaried employees and a reduction of certain direct production positions due to an adjustment of our production schedule.  Operating expenses in 2012 included a $27 million charge from an unfavorable arbitration award.

Textron Aviation Segment Profit (Loss)

Factors contributing to 2014 year-over-year segment profit (loss) change are provided below:

(In millions)	2014 versus 2013
Performance and other	$117
Volume	89
Pricing and inflation	48
2013 Voluntary Separation Program	28
Total change	$282

Textron Aviation segment profit increased $282 million in 2014, compared with 2013, primarily due to an increase in Performance and other, higher volume as described above, favorable pricing and inflation and $28 million in severance costs incurred in 2013.  During the second quarter of 2014, the cost structures of Beechcraft and Cessna were significantly integrated, and as a result, Performance and other reflects the net profit impact of Beechcraft, including the benefit of the integrated cost structure.  Performance and other also includes amortization of $63 million in 2014, related to fair value step-up adjustments of acquired inventories sold during the periods.

Factors contributing to 2013 year-over-year segment profit (loss) change are provided below:

(In millions)	2013 versus 2012
Volume	$(99)
Inflation, net of pricing	(21)
Other	(10)
Total change	$(130)

Textron Aviation’s segment profit decreased $130 million in 2013, compared with 2012, primarily due to a $99 million impact from lower volume as described above and $21 million in inflation, net of pricing, largely due to higher pension expense of $17 million. Segment profit was also impacted by $28 million in severance costs incurred in 2013, largely offset by a $27 million charge from an unfavorable arbitration award incurred in 2012.

Textron Aviation Backlog

Textron Aviation’s backlog increased $347 million, 34%, in 2014 and decreased $44 million, 4%, in 2013. The increase in 2014 included the Beechcraft acquisition.

Bell

				% Change
(Dollars in millions)	2014	2013	2012	2014	2013
Revenues:
V-22 program	$1,771	$1,755	$1,611	1%	9%
Other military	860	959	940	(10)%	2%
Commercial	1,614	1,797	1,723	(10)%	4%
Total revenues	4,245	4,511	4,274	(6)%	6%
Operating expenses	3,716	3,938	3,635	(6)%	8%
Segment profit	529	573	639	(8)%	(10)%
Profit margin	12.5%	12.7%	15.0%
Backlog	$5,524	$6,450	$7,469	(14)%	(14)%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

Factors contributing to the 2014 year-over-year revenue change are provided below:

(In millions)	2014 versus 2013
Volume and mix	$(300)
Other	34
Total change	$(266)

Bell’s revenues decreased $266 million, 6%, in 2014, compared with 2013, primarily due to the following factors:

•                 $183 million decrease in commercial revenues, largely related to lower volume reflecting lower sales activity across the commercial helicopter market.  Bell delivered 178 commercial aircraft in 2014, compared with 213 commercial aircraft in 2013.

•                 $99 million decrease in other military volume, primarily related to the H-1 program, largely reflecting lower aircraft deliveries and production support.  Lower volume was partially offset by $41 million recorded in the second quarter of 2014, related to the settlement of the SDD phase of the ARH program, which was terminated in October 2008.  Bell delivered 24 H-1 aircraft in 2014, compared with 25 aircraft in 2013.

•                 $16 million increase in V-22 program revenues, reflecting higher product support volume of $115 million.   This increase was largely offset by lower aircraft deliveries, as we delivered 37 V-22 aircraft in 2014 compared to 41 V-22 aircraft in 2013.

Bell’s operating expenses decreased $222 million, 6% in 2014, compared with 2013, primarily due to the lower net volume as discussed above.  In addition, Bell experienced favorable profit adjustments on its long-term contracts, primarily driven by cost reduction activities in 2014 as well as unfavorable performance in 2013 as discussed below.

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

•                 $74 million increase in commercial revenues, largely due to higher aircraft volume, as we delivered 213 aircraft in 2013, compared to 188 aircraft in 2012.  This increase was partially offset by lower commercial aftermarket revenues of $50 million, largely due to lower volume, which in part, resulted from the conversion to a new enterprise resource planning system in the first quarter of 2013.

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

Bell Segment Profit

Factors contributing to 2014 year-over-year segment profit change are provided below:

(In millions)	2014 versus 2013
Volume and Mix	$(72)
Performance	23
Other	5
Total change	$(44)

Bell’s segment profit decreased $44 million, 8%, in 2014, compared with 2013. The impact of volume and mix was largely driven by lower commercial volume and an unfavorable mix of commercial aircraft deliveries, partially offset by a $16 million favorable program profit adjustment related to the ARH program described above. Favorable performance primarily reflected our cost reduction activities in 2014 as well as unfavorable performance in 2013 as described above.

Factors contributing to 2013 year-over-year segment profit change are provided below:

(In millions)	2013 versus 2012
Performance	$(68)
Volume and mix	(10)
Other	12
Total change	$(66)

Bell’s segment profit decreased $66 million, 10%, in 2013, respectively, compared with 2012, primarily due to unfavorable performance as described above.  Segment profit was also impacted by an unfavorable mix of commercial aircraft deliveries.

Bell Backlog

Backlog decreased $926 million, 14%, at Bell during 2014, primarily due to V-22 aircraft deliveries, in excess of orders.  In 2013, Bell’s backlog decreased $1.0 billion, 14%, primarily due to deliveries on the V-22 and H-1 programs that exceeded orders.

Textron Systems

				% Change
(Dollars in millions)	2014	2013	2012	2014	2013
Revenues	$1,624	$1,665	$1,737	(2)%	(4)%
Operating expenses	1,474	1,518	1,605	(3)%	(5)%
Segment profit	150	147	132	2%	11%
Profit margin	9.2%	8.8%	7.6%
Backlog	$2,790	$2,803	$2,919	—	(4)%

Textron Systems Revenues and Operating Expenses

Factors contributing to the 2014 year-over-year revenue change are provided below:

(In millions)	2014 versus 2013
Volume	$(106)
Acquisitions	62
Other	3
Total change	$(41)

Revenues at Textron Systems decreased $41 million, 2%, in 2014, compared with 2013, primarily due to lower volume in the Marine and Land Systems product line of $233 million, reflecting fewer vehicle deliveries, partially offset by higher volume in the Unmanned Systems product line of $130 million and a $62 million impact largely related to the acquisition of two flight simulation and training businesses in December 2013.

Textron Systems’ operating expenses decreased $44 million, 3%, in 2014, compared with 2013, primarily due to lower volume as described above, as well as the impact of a $15 million charge recorded in 2013 related to the fee-for-service program described below.  Operating expenses also included the impact of costs related to acquisitions.

Factors contributing to the 2013 year-over-year revenue change are provided below:

(In millions)	2013 versus 2012
Volume	$(76)
Other	4
Total change	$(72)

Revenues at Textron Systems decreased $72 million, 4%, in 2013, compared with 2012, primarily due to lower volume in the Marine and Land product line of $51 million and in the Unmanned Systems product line of $28 million.

Textron Systems’ operating expenses decreased $87 million, 5%, in 2013, compared with 2012, primarily due to improved performance reflecting the favorable impact of lower profit adjustments,  including $22 million in lower fee-for-service program charges discussed below, along with cost reduction initiatives across most product lines.  Operating expenses were also impacted by lower volume as described above.

In 2013 and 2012, we recorded $15 million and $37 million, respectively, in unfavorable program profit adjustments related to start-up and engine performance issues for Unmanned System’s fee-for-service program. As a result of the engine performance issues, during the third quarter of 2013 we transitioned the manufacture of the engines to our Lycoming business, which has resulted in improved performance.

Textron Systems Segment Profit

Factors contributing to 2014 year-over-year segment profit change are provided below:

(In millions)	2014 versus 2013
Performance	$22
Volume	(12)
Other	(7)
Total change	$3

Segment profit at Textron Systems increased $3 million, 2%, in 2014, compared with 2013, primarily driven by $22 million of improved performance, partially offset by $12 million from lower volume as described above.  Performance primarily reflects the impact of unfavorable profit adjustments in 2013, including a $15 million charge related to the fee-for-service program described above.

Factors contributing to 2013 year-over-year segment profit change are provided below:

(In millions)	2013 versus 2012
Performance	$58
Volume and mix	(33)
Other	(10)
Total change	$15

Segment profit at Textron Systems increased $15 million, 11% in 2013 compared with 2012, largely due to improved performance reflecting the favorable impact of lower profit adjustments, including $22 million in lower fee-for-service program charges, along with cost reduction initiatives across most product lines. This improved performance was partially offset by lower volume as described above.

Industrial

				% Change
(Dollars in millions)	2014	2013	2012	2014	2013
Revenues:
Fuel Systems and Functional Components	$1,975	$1,853	$1,842	7%	1%
Other Industrial	1,363	1,159	1,058	18%	10%
Total revenues	3,338	3,012	2,900	11%	4%
Operating expenses	3,058	2,770	2,685	10%	3%
Segment profit	280	242	215	16%	13%
Profit margin	8.4%	8.0%	7.4%

Industrial Revenues and Operating Expenses

Factors contributing to the 2014 year-over-year revenue change are provided below:

(In millions)	2014 versus 2013
Volume	$181
Acquisitions	142
Other	3
Total change	$326

Industrial segment revenues increased $326 million, 11%, in 2014, compared with 2013, primarily due to higher volume of $181 million and the impact from acquisitions of $142 million, primarily within our Specialized Vehicles and Equipment product line.  Higher volume resulted from a $142 million increase in the Fuel Systems and Functional Components product line, principally reflecting automotive industry demand in North America and Europe, and a $39 million increase in the Other Industrial product lines.

Operating expenses for the Industrial segment increased $288 million, 10%, in 2014, compared with 2013, largely due to the impact from higher volume as described above and additional operating expenses from recently acquired businesses.

Factors contributing to the 2013 year-over-year revenue change are provided below:

(In millions)	2013 versus 2012
Volume	$58
Acquisitions	46
Other	8
Total change	$112

Industrial segment revenues increased $112 million, 4%, in 2013, compared with 2012, largely due to higher volume of $58 million and the impact from acquisitions of $46 million within our Tools and Test Equipment product line.  Higher volume resulted from a $32 million increase in the Other Industrial product lines, mostly due to higher market demand in the Specialized Vehicles and Equipment product line, and a $26 million increase in the Fuel Systems and Functional Components line, reflecting higher automotive industry demand in North America.

Operating expenses for the Industrial segment increased $85 million, 3%, in 2013, compared with 2012, largely due to higher volume and a $43 million impact from acquisitions. Operating expenses were also impacted by improved performance of $27 million associated with the Fuel Systems and Functional Components product line, which was partially offset by $16 million of inflation in this product line, reflecting higher compensation and material costs.

Industrial Segment Profit

Factors contributing to 2014 year-over-year segment profit change are provided below:

(In millions)	2014 versus 2013
Volume and mix	$20
Performance	15
Other	3
Total change	$38

Segment profit for the Industrial segment increased $38 million, 16%, in 2014, compared with 2013, largely due to the impact from higher volume as described above. Profit was also impacted by improved performance of $15 million, primarily driven by the Fuel Systems and Functional Components product line.

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

Finance

(In millions)	2014	2013	2012
Revenues	$103	$132	$215
Segment profit	21	49	64

Finance Revenues

Finance segment revenues decreased $29 million in 2014, compared with 2013, primarily attributable to a $31 million impact from gains on the disposition of finance receivables held for sale during 2013. These gains resulted from the payoff of loans in amounts, and sale of loans at prices, in excess of the values established in previous periods.

Finance segment revenues decreased $83 million in 2013, compared with 2012, primarily attributable to an unfavorable impact of $46 million, attributable to lower average finance receivables of $834 million.  Revenues during 2013 were also lower by $25 million due to the resolution of a Timeshare account that returned to accrual status in 2012.

Finance Segment Profit

Finance segment profit decreased $28 million in 2014, compared with 2013, primarily due to a change in provision for loan losses of $29 million, largely reflecting reserve reversals in 2013 primarily related to the non-captive business, and the impact from gains on finance receivables held for sale described above.  These decreases in segment profit were partially offset by lower administrative expense of $19 million in 2014, primarily associated with the exit of the non-captive business.

Finance segment profit decreased $15 million in 2013, compared with 2012, primarily resulting from the resolution of a Timeshare account in 2012 as described above, as well as an unfavorable impact of $25 million in net interest margin from lower average finance receivables.  These decreases were partially offset by lower administrative expenses of $26 million and lower provision for loan losses of $20 million, largely related to the downsizing of the non-captive business.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	January 3, 2015	December 28, 2013
Finance receivables	$1,254	$1,483
Nonaccrual finance receivables	81	105
Ratio of nonaccrual finance receivables to finance receivables	6.46%	7.08%
60+ days contractual delinquency	$57	$80
60+ days contractual delinquency as a percentage of finance receivables	4.55%	5.39%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	January 3, 2015	December 28, 2013
Manufacturing group
Cash and equivalents	$731	$1,163
Debt	2,811	1,931
Shareholders’ equity	4,272	4,384
Capital (debt plus shareholders’ equity)	7,083	6,315
Net debt (net of cash and equivalents) to capital	33%	15%
Debt to capital	40%	31%
Finance group
Cash and equivalents	$91	$48
Debt	1,063	1,256

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

Textron has a senior unsecured revolving credit facility that expires in October 2018 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At January 3, 2015, there were no amounts borrowed against the facility, and there were $35 million of letters of credits issued against it.

We maintain an effective shelf registration statement filed with the Securities and Exchange Commission that authorizes us to issue an unlimited amount of public debt and other securities.  Under this shelf registration statement, in January 2014, we issued $250 million of 3.65% notes due 2021 and $350 million of 4.30% notes due 2024. We also entered into a five-year term loan agreement with a syndicate of banks in the principal amount of $500 million. Upon the closing of the Beechcraft acquisition on March 14, 2014, we fully drew down on the five-year term loan and used the cash, along with the net proceeds of the notes issued, to finance a portion of the acquisition. The balance of the Beechcraft acquisition purchase price was paid from cash on hand.  During the third quarter of 2014, we repaid $200 million of the five-year term loan. Also under the shelf registration statement, in November 2014, we issued $350 million of 3.875% notes due 2025. Subsequently, prior to year-end, we prepaid $350 million of 6.2% notes which were due in March 2015.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statement of Cash Flows are summarized below:

(In millions)	2014	2013	2012
Operating activities	$1,097	$658	$958
Investing activities	(2,065)	(624)	(476)
Financing activities	552	(240)	29

Cash flows from operating activities increased $439 million during 2014, compared with 2013, largely due to a favorable change in working capital, higher income from continuing operations of $120 million and lower contributions of $118 million to our pension plans, partially offset by $175 million of dividends received from the Finance group in 2013.  Working capital was favorably impacted by an increase of $226 million in customer deposits, primarily at Textron Aviation, and a $174 million increase in cash from accounts receivable, largely at Bell, partially offset by an increase in net tax payments of $43 million. Net tax payments were $266 million and $223 million in 2014 and 2013, respectively.

We generated $658 million in cash from operating activities in 2013 on $914 million in Manufacturing group segment profit and $470 million of income from continuing operations. The $300 million decrease in cash flows from operating activities from 2012 was largely due to a $429 million impact related to working capital requirements and $64 million in lower income from continuing operations, which were partially offset by $211 million in lower contributions to our pension plans in 2013.  The most significant change within working capital was a $230 million unfavorable impact resulting from net tax payments of $223 million in 2013, compared to net tax refunds of $7 million in 2012.  In addition, we had $165 million in cash inflows related to changes in inventory levels, largely at Textron Aviation, which was more than offset by $264 million of cash outflows from changes in accounts receivable and accounts payable.  The change in inventory levels at Textron Aviation was primarily related to lower pre-owned inventory, partially offset by higher inventory in support of new sales.

Pension contributions were $76 million, $194 million and $405 million in 2014, 2013 and 2012, respectively.

In 2014, cash flows from investing activities included a $1.6 billion aggregate cash payment for Beechcraft and seven other acquisitions within our Industrial and Textron Systems segments. Cash flows from investing activities in 2013 included $196 million of cash used for acquisitions of businesses within our Industrial and Textron Systems segments and two service centers in our Textron Aviation segment. Cash flows from investing activities also included capital expenditures of $429 million, $444 million and $480 million in 2014, 2013 and 2012, respectively.

Cash flows from financing activities in 2014 included proceeds from long-term debt of $1.4 billion, most of which was used to finance a portion of the Beechcraft acquisition, partially offset by the repayment of $559 million of outstanding debt. In 2013, cash flows used in financing activities primarily consisted of the repayment of $528 million of outstanding debt, including the settlement of our convertible notes, which was partially offset by proceeds from long-term debt of $150 million.  In 2012, we generated cash from financing activities, largely due to the receipt of $490 million from the Finance group in payment of its intergroup borrowing, partially offset by $272 million in share repurchases and $189 million in payments on our outstanding debt.

Dividends

Dividend payments to shareholders totaled $28 million, $22 million and $17 million in 2014, 2013 and 2012, respectively.

Share Repurchases

During 2014, under a 2013 share repurchase authorization, we repurchased an aggregate of 8.9 million shares of our outstanding common stock for $340 million.  In 2012, under a 2007 share repurchase authorization, we repurchased 11.1 million shares of our outstanding common stock for $272 million.

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

(In millions)	2014	2013	2012
Dividends paid by TFC to Textron	$—	$175	$345
Capital contributions paid to TFC under Support Agreement	—	—	(240)

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

Finance Group Cash Flows

The cash flows from continuing operations for the Finance group are summarized below:

(In millions)	2014	2013	2012
Operating activities	$5	$66	$5
Investing activities	255	624	934
Financing activities	(217)	(677)	(918)

In 2014 and 2013, the Finance group’s cash flows from operating activities were primarily impacted by changes in net taxes paid/received. Net tax (payments)/receipts were $(23) million, $49 million and $(43) million in 2014, 2013 and 2012, respectively.

Cash flows from investing activities primarily included finance receivables repaid and proceeds from sales of receivables and other finance assets totaling $499 million, $853 million and $1.3 billion in 2014, 2013 and 2012, respectively, partially offset by financial receivable originations of $215 million, $271 million and $331 million, respectively.

Cash used in financing activities included payments on long-term and nonrecourse debt of $345 million, $743 million and $426 million in 2014, 2013 and 2012, respectively, which were partially offset by proceeds from long-term debt of $128 million, $298 million and $106 million, respectively. In 2013 and 2012, dividend payments to the Manufacturing group, net of capital contributions received, totaled $174 million and $105 million, respectively. In 2012, the Finance group also made cash payments of $493 million to the Manufacturing group related to intergroup borrowings.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2014	2013	2012
Operating activities	$1,211	$813	$935
Investing activities	(1,919)	(264)	378
Financing activities	335	(742)	(781)

Cash flows from operating activities increased $398 million during 2014, compared with 2013, largely due to a favorable change in working capital, lower contributions of $118 million to our pension plans and higher income from continuing operations of $107 million. Working capital was favorably impacted by an increase of $226 million in customer deposits, primarily at Textron Aviation, and a $174 million increase in cash from accounts receivable, largely at Bell, partially offset by an increase in net tax payments of $115 million and lower net cash receipts from captive finance receivables of $87 million. Net tax payments were $289 million and $174 million in 2014 and 2013, respectively.

During 2013, cash flows from operating activities decreased $122 million, compared with 2012, largely due to a $133 million impact related to working capital requirements and lower earnings, which were partially offset by a $206 million impact of lower contributions to our pension plans in 2013. Significant changes within working capital included a $138 million unfavorable impact resulting from net taxes paid between the periods as net tax payments were $174 million and $36 million in 2013 and 2012, respectively, and $264 million of cash outflows related to changes in accounts receivable and accounts payable. These cash outflows were partially offset by $198 million of cash inflows related to changes in inventory levels, largely at Textron Aviation, and a $141 million impact from lower captive finance receivables.

In 2014, cash flows from investing activities included a $1.6 billion aggregate cash payment for Beechcraft and seven other acquisitions within our Industrial and Textron Systems segments. Cash flows from investing activities in 2013 included $196 million of cash used for acquisitions of businesses within our Industrial and Textron Systems segments and two service centers in our Textron Aviation segment. Cash flows from investing activities also included capital expenditures of $429 million, $444 million and $480 million in 2014, 2013 and 2012, respectively. Collections on finance receivables and proceeds from sales of finance receivables and other finance assets totaled $134 million, $368 million, and $848 million in 2014, 2013 and 2012.

Cash flows from financing activities in 2014 included proceeds of $1.6 billion from long-term debt, most of which was used to finance a portion of the Beechcraft acquisition, partially offset by the repayment of $904 million of outstanding debt.  In 2013 and 2012, financing activities primarily consisted of the repayment of outstanding long-term debt of $1.3 billion and $617 million, respectively, partially offset by proceeds from the issuance of long-term debt of $448 million and $106 million, respectively.  Cash used in financing activities also included $340 million and $272 million of share repurchases in 2014 and 2012, respectively.

Captive Financing and Other Intercompany Transactions

The Finance group finances retail purchases and leases for new and pre-owned aircraft and equipment manufactured by our Manufacturing group, otherwise known as captive financing.  In the Consolidated Statements of Cash Flows, cash received from customers or from the sale of receivables is reflected as operating activities when received from third parties.  However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group.  For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows.  Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow.  Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing.  These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated from the Consolidated Statements of Cash Flows.

Reclassification and elimination adjustments included in the Consolidated Statement of Cash Flows are summarized below:

(In millions)	2014	2013	2012
Reclassifications from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(215)	$(248)	$(309)
Cash received from customers and the sale of receivables	365	485	405
Other	(41)	27	(16)
Total reclassifications from investing activities	109	264	80
Reclassifications from financing activities:
Capital contributions paid by Manufacturing group to Finance group	—	1	240
Dividends received by Manufacturing group from Finance group	—	(175)	(345)
Other	—	(1)	(3)
Total reclassifications from financing activities	—	(175)	(108)
Total reclassifications and adjustments to cash flow from operating activities	$109	$89	$(28)

Contractual Obligations

Manufacturing Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of January 3, 2015:

		Payments Due by Period
(In millions)	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Liabilities reflected in balance sheet:
Long-term debt	$2,816	$8	$766	$562	$1,480
Interest on borrowings	747	128	242	176	201
Pension benefits for unfunded plans	392	26	49	46	271
Postretirement benefits other than pensions	413	45	79	65	224
Other long-term liabilities	650	121	194	76	259
Liabilities not reflected in balance sheet:
Purchase obligations	3,370	2,651	677	28	14
Operating leases	438	73	104	68	193
Total Manufacturing group	$8,826	$3,052	$2,111	$1,021	$2,642

Pension and Postretirement Benefits

We maintain defined benefit pension plans and postretirement benefit plans other than pensions as discussed in Note 11 to the Consolidated Financial Statements.  Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. Our policy for funding pension plans is to make contributions annually, consistent with applicable laws and regulations; however, future contributions to our pension plans are not included in the above table.  In 2015, we expect to make approximately $54 million of contributions to our funded pension plans and the Retirement Account Plan. Based on our current assumptions, which may change with changes in market conditions, our current contribution estimates for each of the years from 2016 through 2019 are estimated to be in the range of approximately $65 million to $155 million under the plan provisions in place at this time.

Other Long-Term Liabilities

Other long-term liabilities included in the table consist primarily of undiscounted amounts in the Consolidated Balance Sheet as of January 3, 2015, representing obligations under deferred compensation arrangements and estimated environmental remediation costs. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals.  The timing of cash flows associated with environmental remediation costs is largely based on historical experience. Other long-term liabilities, such as deferred taxes, unrecognized tax benefits and product liability, warranty and litigation reserves, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments.

Purchase Obligations

Purchase obligations include undiscounted amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates. Approximately 33% of the purchase obligations we disclose represent purchase orders issued for goods and services to be delivered under firm contracts with the U.S. Government for which we have full recourse under customary contract termination clauses.

Finance Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Finance group as of January 3, 2015:

		Payments Due by Period
(In millions)	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Liabilities reflected in balance sheet:
Term debt	$665	$82	$363	$115	$105
Subordinated debt	299	—	—	—	299
Securitized debt	98	46	35	9	8
Interest on borrowings	227	37	47	21	122
Total Finance group	$1,289	$165	$445	$145	$534

Securitized debt payments do not represent contractual obligations of the Finance group, and we do not provide legal recourse to investors who purchase interests in the securitizations beyond the credit enhancement inherent in the retained subordinate interests.

At January 3, 2015, the Finance group also had $33 million in other liabilities that are payable within the next 12 months.

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

The following table sets forth the aggregate gross amount of all program profit adjustments that are included within segment profit for the three years ended January 3, 2015:

(In millions)	2014	2013	2012
Gross favorable	$132	$51	$88
Gross unfavorable	(37)	(22)	(73)
Net adjustments	$95	$29	$15

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

To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will increase pension expense.  For 2014, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 7.60%, compared with 7.56% in 2013.  For the last three years, the assumed rate of return for our domestic plans, which represent approximately 90% of our total pension assets, was 7.75%.  A 50-basis-point decrease in this long-term rate of return in 2014 would have increased pension expense for our domestic plans by approximately $27 million.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled.  This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change.  A lower discount rate increases the present value of the benefit obligations and increases pension expense.  In 2014, the weighted-average discount rate used in calculating pension expense was 4.92%, compared with 4.23% in 2013.  For our domestic plans, the assumed discount rate was 5.00% in 2014, compared with 4.25% for 2013.  A 50-basis-point decrease in this discount rate in 2014 would have increased pension expense for our domestic plans by approximately $29 million.

The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities.  The 2014 medical and prescription drug healthcare cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits.  In 2014, we assumed a trend rate of 6.60% for both medical and prescription drug healthcare rates and assumed this rate would decrease to 5.00% by 2021 and then remain at that level.  See Note 11 to the Consolidated Financial Statements for the impact of a one-percentage-point change in the cost trend rate.

Warranty and Product Maintenance Liabilities

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency-denominated assets with liabilities in the same currency so that certain exposures are naturally offset.  We primarily use borrowings denominated in British pound sterling for these purposes.  In managing our foreign currency transaction exposures, we also enter into foreign currency exchange contracts.  These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency.  The notional amount of outstanding foreign currency exchange contracts was approximately $696 million and $636 million at the end of 2014 and 2013, respectively. The impact of foreign currency exchange rate changes on revenues and segment profit for 2014 and 2013 from the prior year was not significant.

Interest Rate Risks

Our financial results are affected by changes in interest rates.  As part of managing this risk, we seek to achieve a prudent balance between floating- and fixed-rate exposures.  We continually monitor our mix of these exposures and adjust the mix, as necessary.  For our Finance group, we limit our risk to changes in interest rates with a strategy of matching floating-rate assets with floating-rate liabilities.

Quantitative Risk Measures

In the normal course of business, we enter into financial instruments for purposes other than trading.  To quantify the market risk inherent in our financial instruments, we utilize a sensitivity analysis.  The financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk) include finance receivables (excluding leases), debt (excluding lease obligations) and foreign currency exchange contracts.

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

	2014			2013
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign exchange rate risk
Debt	$(236)	$(277)	$(28)	$(249)	$(275)	$(27)
Foreign currency exchange contracts	(11)	(11)	52	(12)	(12)	33
	$(247)	$(288)	$24	$(261)	$(287)	$6
Interest rate risk
Debt	$(2,742)	$(2,944)	$(21)	$(1,854)	$(2,027)	$(13)

Finance group
Interest rate risk
Finance receivables	$1,039	$1,056	$20	$1,296	$1,356	$24
Debt, including intergroup	(1,063)	(1,051)	9	(1,256)	(1,244)	(4)

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

Report of Management

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K.  The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and include amounts based on management’s best estimates and judgments.  Management also is responsible for establishing and maintaining adequate internal control over financial reporting for Textron Inc. as such term is defined in Exchange Act Rules 13a-15(f).  With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of January 3, 2015, as stated in its reports, which are included herein.

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

February 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Textron Inc.

We have audited Textron Inc.’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Textron Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Textron Inc. as of January 3, 2015 and December 28, 2013, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 3, 2015 of Textron Inc. and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Textron Inc.

We have audited the accompanying Consolidated Balance Sheets of Textron Inc. as of January 3, 2015 and December 28, 2013, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 3, 2015.  Our audits also included the financial statement schedule contained on page 75.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Inc. at January 3, 2015 and December 28, 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Inc.’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2015

Consolidated Statements of Operations

For each of the years in the three-year period ended January 3, 2015

(In millions, except per share data)	2014	2013	2012
Revenues
Manufacturing revenues	$13,775	$11,972	$12,022
Finance revenues	103	132	215
Total revenues	13,878	12,104	12,237
Costs and expenses
Cost of sales	11,421	10,131	10,019
Selling and administrative expense	1,361	1,126	1,165
Interest expense	191	173	212
Acquisition and restructuring costs	52	—	—
Total costs and expenses	13,025	11,430	11,396
Income from continuing operations before income taxes	853	674	841
Income tax expense	248	176	260
Income from continuing operations	605	498	581
Income (loss) from discontinued operations, net of income taxes	(5)	—	8
Net income	$600	$498	$589
Basic earnings per share
Continuing operations	$2.17	$1.78	$2.07
Discontinued operations	(0.02)	—	0.03
Basic earnings per share	$2.15	$1.78	$2.10
Diluted earnings per share
Continuing operations	$2.15	$1.75	$1.97
Discontinued operations	(0.02)	—	0.03
Diluted earnings per share	$2.13	$1.75	$2.00

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

For each of the years in the three-year period ended January 3, 2015

(In millions)	2014	2013	2012
Net income	$600	$498	$589
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	(401)	747	(146)
Foreign currency translation adjustments	(75)	12	2
Deferred gains/losses on hedge contracts, net of reclassifications	(3)	(16)	(1)
Other comprehensive income (loss)	(479)	743	(145)
Comprehensive income	$121	$1,241	$444

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	January 3, 2015	December 28, 2013
Assets
Manufacturing group
Cash and equivalents	$731	$1,163
Accounts receivable, net	1,035	979
Inventories	3,928	2,963
Other current assets	579	467
Total current assets	6,273	5,572
Property, plant and equipment, net	2,497	2,215
Goodwill	2,027	1,735
Other assets	2,279	1,697
Total Manufacturing group assets	13,076	11,219
Finance group
Cash and equivalents	91	48
Finance receivables, net	1,238	1,493
Other assets	200	184
Total Finance group assets	1,529	1,725
Total assets	$14,605	$12,944
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$8	$8
Accounts payable	1,014	1,107
Accrued liabilities	2,616	1,888
Total current liabilities	3,638	3,003
Other liabilities	2,587	2,118
Long-term debt	2,803	1,923
Total Manufacturing group liabilities	9,028	7,044
Finance group
Other liabilities	242	260
Debt	1,063	1,256
Total Finance group liabilities	1,305	1,516
Total liabilities	10,333	8,560
Shareholders’ equity
Common stock (285.5 million and 282.1 million shares issued, respectively, and 276.6 million and 282.1 million shares outstanding, respectively)	36	35
Capital surplus	1,459	1,331
Treasury stock	(340)	—
Retained earnings	4,623	4,045
Accumulated other comprehensive loss	(1,506)	(1,027)
Total shareholders’ equity	4,272	4,384
Total liabilities and shareholders’ equity	$14,605	$12,944

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2011	$35	$1,081	$(3)	$3,257	$(1,625)	$2,745
Net income				589		589
Other comprehensive loss					(145)	(145)
Dividends declared ($0.08 per share)				(22)		(22)
Share-based compensation activity		96				96
Purchases of common stock			(272)			(272)
Balance at December 29, 2012	35	1,177	(275)	3,824	(1,770)	2,991
Net income				498		498
Other comprehensive income					743	743
Dividends declared ($0.08 per share)				(22)		(22)
Share-based compensation activity		99				99
Purchases/conversions of convertible notes	2	39	(41)			—
Settlement of capped call		75				75
Retirement of treasury stock	(2)	(59)	316	(255)		—
Balance at December 28, 2013	35	1,331	—	4,045	(1,027)	4,384
Net income				600		600
Other comprehensive loss					(479)	(479)
Dividends declared ($0.08 per share)				(22)		(22)
Share-based compensation activity	1	134				135
Purchases of common stock			(340)			(340)
Other		(6)				(6)
Balance at January 3, 2015	$36	$1,459	$(340)	$4,623	$(1,506)	$4,272

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended January 3, 2015

	Consolidated
(In millions)	2014	2013	2012
Cash flows from operating activities
Net income	$600	$498	$589
Less: Income (loss) from discontinued operations	(5)	—	8
Income from continuing operations	605	498	581
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	459	389	383
Deferred income taxes	(19)	86	171
Other, net	100	61	86
Changes in assets and liabilities:
Accounts receivable, net	56	(118)	32
Inventories	(209)	(118)	(316)
Other assets	(33)	(42)	7
Accounts payable	(228)	65	179
Accrued and other liabilities	311	(182)	(96)
Income taxes, net	(22)	(84)	52
Pension, net	46	17	(240)
Captive finance receivables, net	150	237	96
Other operating activities, net	(5)	4	—
Net cash provided by operating activities of continuing operations	1,211	813	935
Net cash used in operating activities of discontinued operations	(3)	(3)	(8)
Net cash provided by operating activities	1,208	810	927
Cash flows from investing activities
Net cash used in acquisitions	(1,628)	(196)	(11)
Capital expenditures	(429)	(444)	(480)
Finance receivables repaid	91	190	599
Proceeds from sales of receivables and other finance assets	43	178	249
Other investing activities, net	4	8	21
Net cash provided by (used in) investing activities	(1,919)	(264)	378
Cash flows from financing activities
Proceeds from long-term debt	1,567	448	106
Principal payments on long-term debt and nonrecourse debt	(904)	(1,056)	(615)
Settlement of convertible notes	—	(215)	(2)
Proceeds from settlement of capped call	—	75	—
Purchases of Textron common stock	(340)	—	(272)
Proceeds from exercise of stock options	50	31	19
Dividends paid	(28)	(22)	(17)
Other financing activities, net	(10)	(3)	—
Net cash provided by (used in) financing activities	335	(742)	(781)
Effect of exchange rate changes on cash and equivalents	(13)	(6)	4
Net increase (decrease) in cash and equivalents	(389)	(202)	528
Cash and equivalents at beginning of year	1,211	1,413	885
Cash and equivalents at end of year	$822	$1,211	$1,413

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued

For each of the years in the three-year period ended January 3, 2015

	Manufacturing Group			Finance Group
(In millions)	2014	2013	2012	2014	2013	2012
Cash flows from operating activities
Net income	$585	$470	$542	$15	$28	$47
Less: Income (loss) from discontinued operations	(5)	—	8	—	—	—
Income from continuing operations	590	470	534	15	28	47
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	446	371	358	13	18	25
Deferred income taxes	(7)	51	102	(12)	35	69
Other, net	86	86	97	14	(25)	(11)
Changes in assets and liabilities:
Accounts receivable, net	56	(118)	32	—	—	—
Inventories	(168)	(135)	(300)	—	—	—
Other assets	(18)	(41)	21	(15)	—	(11)
Accounts payable	(228)	65	179	—	—	—
Accrued and other liabilities	316	(171)	(77)	(5)	(21)	(19)
Income taxes, net	(17)	(119)	148	(5)	35	(96)
Pension, net	46	21	(241)	—	(4)	1
Dividends received from Finance group	—	175	345	—	—	—
Capital contributions paid to Finance group	—	(1)	(240)	—	—	—
Other operating activities, net	(5)	4	—	—	—	—
Net cash provided by operating activities of continuing operations	1,097	658	958	5	66	5
Net cash used in operating activities of discontinued operations	(3)	(3)	(8)	—	—	—
Net cash provided by operating activities	1,094	655	950	5	66	5
Cash flows from investing activities
Net cash used in acquisitions	(1,628)	(196)	(11)	—	—	—
Capital expenditures	(429)	(444)	(480)	—	—	—
Finance receivables repaid	—	—	—	456	675	1,004
Finance receivables originated	—	—	—	(215)	(271)	(331)
Proceeds from sales of receivables and other finance assets	—	—	—	43	178	249
Other investing activities, net	(8)	16	15	(29)	42	12
Net cash provided by (used in) investing activities	(2,065)	(624)	(476)	255	624	934
Cash flows from financing activities
Proceeds from long-term debt	1,439	150	—	128	298	106
Principal payments on long-term and nonrecourse debt	(559)	(313)	(189)	(345)	(743)	(426)
Settlement of convertible notes	—	(215)	(2)	—	—	—
Proceeds from settlement of capped call	—	75	—	—	—	—
Purchases of Textron common stock	(340)	—	(272)	—	—	—
Proceeds from exercise of stock options	50	31	19	—	—	—
Dividends paid	(28)	(22)	(17)	—	(175)	(345)
Intergroup financing	—	57	490	—	(57)	(493)
Capital contributions paid to Finance group	—	—	—	—	1	240
Other financing activities, net	(10)	(3)	—	—	(1)	—
Net cash provided by (used in) financing activities	552	(240)	29	(217)	(677)	(918)
Effect of exchange rate changes on cash and equivalents	(13)	(6)	4	—	—	—
Net increase (decrease) in cash and equivalents	(432)	(215)	507	43	13	21
Cash and equivalents at beginning of year	1,163	1,378	871	48	35	14
Cash and equivalents at end of year	$731	$1,163	$1,378	$91	$48	$35

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Financial Statement Presentation

Our Consolidated Financial Statements include the accounts of Textron Inc. and its majority-owned subsidiaries.  On March 14, 2014, we completed the acquisition of all of the outstanding equity interests in Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries, (collectively “Beechcraft”). The results of Beechcraft have been included in our consolidated financial statements only for the period subsequent to the completion of the acquisition. As a result, the consolidated financial results for the year ended January 3, 2015 do not reflect a full year of Beechcraft operations.

Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc. consolidated with its majority-owned subsidiaries that operate in the Bell, Textron Systems, Industrial segments and the Textron Aviation segment, which includes the legacy Cessna segment and the acquired Beechcraft business. The Finance group, which also is the Finance segment, consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services.  Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.

Our Finance group provides captive financing for retail purchases and leases for new and pre-owned aircraft manufactured by our Manufacturing group.  In the Consolidated Statements of Cash Flows, cash received from customers or from the sale of receivables is reflected as operating activities when received from third parties.  However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group.  For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows.  Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow.  Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing.  These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated in consolidation.

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

During 2014, 2013 and 2012, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting. These changes in estimates increased income from continuing operations before income taxes in 2014, 2013 and 2012 by $95 million, $29 million and $15 million, respectively, ($60 million,

$18 million and $9 million after tax, or $0.21, $0.06 and $0.03 per diluted share, respectively).  For 2014, 2013 and 2012, the gross favorable program profit adjustments totaled $132 million, $51 million and $88 million, respectively.  For 2014, 2013 and 2012, the gross unfavorable program profit adjustments totaled $37 million, $22 million and $73 million, respectively.  The increase in net program profit adjustments in 2014, compared with 2013, is largely driven by the Bell segment related to the impact of cost reduction activities in 2014 as well as unfavorable performance in 2013 related to manufacturing inefficiencies.  In addition, gross favorable program profit adjustments in 2014 included $16 million related to the settlement of the System Development and Demonstration phase of the Armed Reconnaissance Helicopter (ARH) program which was terminated in October 2008.

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

Finance Revenues — Finance revenues primarily include interest on finance receivables, capital lease earnings and portfolio gains/losses.  Portfolio gains/losses include impairment charges related to repossessed assets and properties and gains/losses on the sale or early termination of finance assets.  We recognize interest using the interest method, which provides a constant rate of return over the terms of the receivables.  Accrual of interest income is suspended if credit quality indicators suggest full collection of principal and interest is doubtful.  In addition, we automatically suspend the accrual of interest income for accounts that are contractually delinquent by more than three months unless collection is not doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce the net investment balance.  We resume the accrual of interest when the loan becomes contractually current through payment according to the original terms of the loan or, if a loan has been modified, following a period of performance under the terms of the modification, provided we conclude that collection of all principal and interest is no longer doubtful.  Previously suspended interest income is recognized at that time.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated primarily using the straight-line method.  We capitalize expenditures for improvements that increase asset values and extend useful lives.  Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the carrying value of the asset exceeds the sum of the undiscounted expected future cash flows, the asset generally is written down to fair value.

Goodwill and Intangible Assets

For our business acquisitions, we estimate the fair value of intangible assets primarily using discounted cash flow analysis of anticipated cash flows reflecting incremental revenues and/or cost savings resulting from the acquired intangible asset using market participant assumptions. Goodwill represents the excess of cost over the fair values assigned to intangible and other net assets of the acquired businesses.  Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. We evaluate the recoverability of these assets in the fourth quarter of each year or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate a potential impairment.

For our annual impairment test, we calculate the fair value of each reporting unit and indefinite-lived intangible asset primarily using discounted cash flows. A reporting unit represents the operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment, in which case such component is the reporting unit.  In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics.  For the goodwill impairment test, the discounted cash flows incorporate assumptions for revenue growth, operating margins and discount rates that represent our best estimates of current and forecasted market conditions, cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a business having similar risks and characteristics to the reporting unit being assessed.  If the reporting unit’s estimated fair value exceeds its carrying value, there is no impairment.  Otherwise, the amount of the impairment is determined by comparing the carrying amount of the reporting unit’s goodwill to the implied fair value of that goodwill.  The implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities as if the reporting unit had been acquired in a business combination.  If the carrying amount of the goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Acquired intangible assets with finite lives are subject to amortization. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.  Approximately 76% of our gross intangible assets are amortized based on the cash flow streams used to value the assets, with the remaining assets amortized using the straight-line method.

Finance Receivables

Finance receivables primarily include loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. Finance receivables are generally recorded at the amount of outstanding principal less allowance for losses.

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

Derivatives and Hedging Activities

We are exposed to market risk primarily from changes in currency exchange rates and interest rates.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  To manage the volatility relating to our exposures, we net these exposures on a consolidated basis to take advantage of natural offsets.  For the residual portion, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices.  Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

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

Warranty and Product Maintenance Liabilities

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

Research and Development Costs

Our customer-funded research and development costs are charged directly to the related contracts, which primarily consist of U.S. Government contracts.  In accordance with government regulations, we recover a portion of company-funded research and development costs through overhead rate charges on our U.S. Government contracts.  Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred.  Company-funded research and development costs were $694 million, $651 million, and $584 million in 2014, 2013 and 2012, respectively, and are included in cost of sales.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” that outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption. This ASU is effective for our company at the beginning of fiscal 2017; early adoption is not permitted. We are currently evaluating the new guidance to determine the impact it is expected to have on our consolidated financial statements, along with the transition method we expect to utilize.

Note 2. Business Acquisitions, Goodwill and Intangible Assets

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

The consideration paid for this business was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. As of January 3, 2015, the valuation process is substantially complete, however, due to the size and breadth of this acquisition, additional time is necessary to complete the valuation of certain liabilities and the related income tax impact. We will finalize the purchase accounting within the one-year measurement period allowed under generally accepted accounting principles.  Our allocation of the purchase price as of January 3, 2015 is presented below.

(In millions)
Accounts receivable	$129
Inventories	775
Other current assets	175
Property, plant and equipment	261
Intangible assets	581
Goodwill	228
Other assets	172
Accounts payable	(143)
Accrued liabilities	(294)
Other liabilities	(406)
Total net assets acquired	$1,478

Goodwill of $228 million was primarily related to expected synergies from combining operations and the value of the existing workforce.  Intangible assets of $581 million included unpatented technology related to original equipment manufactured parts and designs and customer relationships valued at $373 million and trade names valued at $208 million.  The unpatented technology and customer relationships assets have a life of 15 years, resulting in amortization expense in the range of approximately $17 million to $31 million annually.  Substantially all of the trade names have an indefinite life and therefore are not subject to amortization.  We acquired tax-deductible goodwill of approximately $260 million in this transaction.

In connection with the integration of Beechcraft, we initiated a restructuring program in our Textron Aviation segment in the first quarter of 2014 to align the Cessna and Beechcraft businesses, reduce operating redundancies and maximize efficiencies.  During 2014, we recorded charges of $41 million related to these restructuring activities that were included in the Acquisition and restructuring costs line on the Consolidated Statements of Operations.  In addition, we incurred transaction costs of $11 million in 2014 related to the acquisition that were also included in the Acquisition and restructuring costs line. We expect to incur additional restructuring costs in 2015, but do not expect these costs to be material.

Other Acquisitions

During 2014, we made aggregate cash payments of $149 million for seven acquisitions within our Industrial and Systems Segments, including Tug Technologies Corporation, a manufacturer of ground support equipment in the aviation industry.

We made aggregate cash payments of $196 million in 2013 for acquisitions of four businesses within our Textron Systems and Industrial segments and two service centers in our Textron Aviation segment.

Actual and Pro-Forma Impact from 2014 Acquisitions

The operating results for the 2014 acquisitions are included in the Consolidated Statement of Operations since their respective closing dates.  From the closing dates through January 3, 2015, revenues related to these acquisitions totaled $1.6 billion.  The cost structures of the Beechcraft and Cessna businesses have been significantly integrated since the acquisition of Beechcraft; therefore, it is not possible to separately report earnings for this acquisition.  The earnings related to the other 2014 acquisitions were not significant for this period.

The unaudited supplemental pro-forma data included in the table below presents consolidated information as if our 2014 acquisitions had been completed on December 30, 2012.  This pro-forma information should not be considered indicative of the results that would have occurred if the acquisitions and related financing had been consummated on December 30, 2012, nor are they necessarily indicative of future results as they do not reflect the potential realization of cost savings and synergies associated with the acquisitions.

(In millions, except per share amounts)	2014	2013
Revenues	$14,240	$13,956
Income from continuing operations, net of income taxes	689	482
Diluted earnings per share from continuing operations	$2.45	$1.69

Certain pro-forma adjustments were made to reflect the allocation of the preliminary purchase price to the acquired net assets, which included depreciation and intangible amortization expense resulting from the valuation of tangible and intangible assets, amortization of inventory fair value step-up adjustments and the related tax effects.  The pro-forma results for 2013 were also adjusted to include transaction and restructuring costs of $52 million, related to the Beechcraft acquisition; these costs were excluded from the 2014 pro-forma results. In addition, the pro-forma results exclude the financial impact related to Beechcraft’s emergence from bankruptcy in 2013.

Goodwill

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Total
Balance at December 29, 2012	$326	$31	$974	$318	$1,649
Acquisitions	—	—	52	30	82
Foreign currency translation	—	—	—	4	4
Balance at December 28, 2013	326	31	1,026	352	1,735
Acquisitions	228	—	35	50	313
Foreign currency translation	—	—	(4)	(17)	(21)
Balance at January 3, 2015	$554	$31	$1,057	$385	$2,027

Intangible Assets

Our Intangible assets are summarized below:

		January 3, 2015			December 28, 2013
(Dollars in millions)	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and technology	15	$513	$(92)	$421	$142	$(63)	$79
Customer relationships and contractual agreements	15	364	(192)	172	331	(165)	166
Trade names and trademarks	16	263	(28)	235	49	(24)	25
Other	9	23	(18)	5	23	(17)	6
Total		$1,163	$(330)	$833	$545	$(269)	$276

Trade names and trademarks in the table above include $204 million of indefinite-lived intangible assets at January 3, 2015. There were no indefinite-lived intangible assets at December 28, 2013.

Amortization expense totaled $62 million, $37 million and $40 million in 2014, 2013 and 2012, respectively. Amortization expense is estimated to be approximately $61 million, $62 million, $62 million, $59 million and $57 million in 2015, 2016, 2017, 2018 and 2019, respectively.

Note 3. Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	January 3, 2015	December 28, 2013
Commercial	$765	$654
U.S. Government contracts	300	347
	1,065	1,001
Allowance for doubtful accounts	(30)	(22)
Total	$1,035	$979

We have unbillable receivables primarily on U.S. Government contracts that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $151 million at January 3, 2015 and $163 million at December 28, 2013.

Finance Receivables

Finance receivables are presented in the following table.

(In millions)	January 3, 2015	December 28, 2013
Finance receivables	$1,289	$1,548
Allowance for losses	(51)	(55)
Total finance receivables, net	$1,238	$1,493

Finance receivables primarily includes loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters.  These agreements typically have initial terms ranging from five to ten years and amortization terms ranging from eight to fifteen years.  The average balance of loans was $1 million at January 3, 2015.  Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan.  Finance receivables also includes held for sale receivables of $35 million and $65 million at January 3, 2015 and December 28, 2013, respectively.  These finance receivables held for sale are recorded at fair value and are not included in the portfolio quality tables below.

Our finance receivables are diversified across geographic region and borrower industry.  At January 3, 2015, 37% of our finance receivables were distributed throughout the U.S. compared with 41% at the end of 2013.  At January 3, 2015 and December 28, 2013, finance receivables included $113 million and $200 million, respectively, of receivables that have been legally sold to a special purpose entity (SPE), which is a consolidated subsidiary of TFC. The assets of the SPE are pledged as collateral for its debt, which is reflected as securitized on-balance sheet debt in Note 7. Third-party investors have no legal recourse to TFC beyond the credit enhancement provided by the assets of the SPE.  In addition, at the end of 2014 and 2013, finance receivables of $565 million and $610 million, respectively, have been pledged as collateral for our debt.

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

Finance receivables categorized based on the credit quality indicators discussed above are summarized as follows:

(In millions)	January 3, 2015	December 28, 2013
Performing	$1,062	$1,285
Watchlist	111	93
Nonaccrual	81	105
Total	$1,254	$1,483
Nonaccrual as a percentage of finance receivables	6.46%	7.08%

We measure delinquency based on the contractual payment terms of our finance receivables.  In determining the delinquency aging category of an account, any/all principal and interest received is applied to the most past-due principal and/or interest amounts due.  If a significant portion of the contractually due payment is delinquent, the entire finance receivable balance is reported in accordance with the most past-due delinquency aging category.

Finance receivables by delinquency aging category are summarized in the table below:

(In millions)	January 3, 2015	December 28, 2013
Less than 31 days past due	$1,080	$1,295
31-60 days past due	117	108
61-90 days past due	28	37
Over 90 days past due	29	43
Total	$1,254	$1,483
60+ days contractual delinquency as a percentage of finance receivables	4.55%	5.39%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  Interest income recognized on impaired loans was not significant in 2014 or 2013.

A summary of impaired finance receivables and the average recorded investment is provided below:

(In millions)	January 3, 2015	December 28, 2013
Recorded investment:
Impaired loans with related allowance for credit losses	$68	$59
Impaired loans with no related allowance for credit losses	42	78
Total	$110	$137
Unpaid principal balance	$115	$141
Allowance for losses on impaired loans	20	14
Average recorded investment	115	155

Allowance for Losses

A rollforward of the allowance for losses on finance receivables and a summary of its composition, based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table specifically exclude $121 million and $120 million of leveraged leases at January 3, 2015 and December 28, 2013, respectively, in accordance with generally accepted accounting principles.

(In millions)	January 3, 2015	December 28, 2013
Balance at the beginning of year	$55	$84
Provision for losses	6	(23)
Charge-offs	(17)	(17)
Recoveries	7	12
Transfers	—	(1)
Balance at the end of year	$51	$55
Allowance based on collective evaluation	31	41
Allowance based on individual evaluation	20	14
Finance receivables evaluated collectively	1,023	1,226
Finance receivables evaluated individually	110	137

Note 4. Inventories

Inventories are composed of the following:

(In millions)	January 3, 2015	December 28, 2013
Finished goods	$ 1,582	$ 1,276
Work in process	2,683	2,477
Raw materials and components	546	407
	4,811	4,160
Progress/milestone payments	(883)	(1,197)
Total	$ 3,928	$ 2,963

Inventories valued by the LIFO method totaled $1.4 billion and $1.3 billion at January 3, 2015 and December 28, 2013, respectively, and the carrying values of these inventories would have been higher by approximately $468 million and $461 million, respectively, had our LIFO inventories been valued at current costs. Inventories related to long-term contracts, net of progress/milestone payments, were $447 million and $359 million at January 3, 2015 and December 28, 2013, respectively.

Note 5. Property, Plant and Equipment, Net

Our Manufacturing group’s property, plant and equipment, net are composed of the following:

(Dollars in millions)	Useful Lives (in years)	January 3, 2015	December 28, 2013
Land and buildings	3 - 40	$ 1,818	$ 1,636
Machinery and equipment	1 - 20	4,364	4,042
		6,182	5,678
Accumulated depreciation and amortization		(3,685)	(3,463)
Total		$ 2,497	$ 2,215

At January 3, 2015 and December 28, 2013, assets under capital leases totaled $279 million and $247 million and had accumulated amortization of $68 million and $56 million, respectively. The Manufacturing group’s depreciation expense, which included amortization expense on capital leases, totaled $379 million, $335 million and $315 million in 2014, 2013 and 2012, respectively.

Note 6. Accrued Liabilities

The accrued liabilities of our Manufacturing group are summarized below:

(In millions)	January 3, 2015	December 28, 2013
Customer deposits	$1,412	$888
Salaries, wages and employer taxes	332	246
Current portion of warranty and product maintenance contracts	169	142
Retirement plans	73	74
Other	630	538
Total	$2,616	$1,888

Changes in our warranty and product maintenance contract liability are as follows:

(In millions)	2014	2013	2012
Accrual at the beginning of period	$223	$222	$224
Provision	334	299	255
Settlements	(323)	(293)	(250)
Acquisitions	67	—	—
Adjustments*	(20)	(5)	(7)
Accrual at the end of period	$281	$223	$222

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 7. Debt and Credit Facilities

Our debt is summarized in the table below:

(In millions)	January 3, 2015	December 28, 2013
Manufacturing group
Long-term senior debt:
6.20% due 2015	$—	$350
4.625% due 2016	250	250
Variable-rate note due 2016 (average rate of 1.48% and 1.54%, respectively)	150	150
5.60% due 2017	350	350
7.25% due 2019	250	250
Variable-rate note due 2018-2019 (average rate of 1.67%)	300	—
6.625% due 2020	234	246
5.95% due 2021	250	250
3.65% due 2021	250	—
4.30% due 2024	350	—
3.875% due 2025	350	—
Other (weighted-average rate of 1.32% and 1.57%, respectively)	77	85
Total Manufacturing group debt	$2,811	$1,931
Less: current portion of long-term debt	(8)	(8)
Total long-term debt	$2,803	$1,923
Finance group
Fixed-rate note due 2014 (5.13%)	$—	$100
Fixed-rate notes due 2014-2017* (weighted-average rate of 4.59%)	32	42
Variable-rate notes due 2016 (weighted-average rate of 1.73% and 1.78%, respectively)	200	200
Fixed-rate notes due 2017-2024* (weighted-average rate of 2.76% and 2.67%, respectively)	381	378
Variable-rate notes due 2015-2024* (weighted-average rate of 1.18% and 1.19%, respectively)	52	63
Securitized debt (weighted-average rate of 1.50%)	98	172
6% Fixed-to-Floating Rate Junior Subordinated Notes	299	299
Fair value adjustments and unamortized discount	1	2
Total Finance group debt	$1,063	$1,256

* Notes amortize on a quarterly or semi-annual basis.

The following table shows required payments during the next five years on debt outstanding at January 3, 2015:

(In millions)	2015	2016	2017	2018	2019
Manufacturing group	$8	$408	$358	$82	$480
Finance group	128	302	96	70	54
Total	$136	$710	$454	$152	$534

Textron has a senior unsecured revolving credit facility that expires in October 2018 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. At January 3, 2015, there were no amounts borrowed against the facility, and there were $35 million of letters of credit issued against it.

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

Support Agreement

Under a Support Agreement, Textron Inc. is required to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million.  Cash payments of $240 million were made to TFC in 2012 to maintain compliance with the fixed charge coverage ratio.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. We utilize foreign currency exchange contracts to manage this volatility.  Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At January 3, 2015 and December 28, 2013, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $696 million and $636 million, respectively.  At January 3, 2015, the fair value amounts of our foreign currency exchange contracts were a $16 million asset and a $26 million liability.  At December 28, 2013, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $15 million liability.

We primarily utilize forward exchange contracts which have maturities of no more than three years.  These contracts qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At January 3, 2015, we had a net deferred loss of $13 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on cash flow hedges, including gains and losses related to hedge ineffectiveness, were not significant in the periods presented.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

During the years ended January 3, 2015 and December 28, 2013, the Finance group’s impaired nonaccrual finance receivable of $49 million and $45 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides. Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses totaling $18 million and $7 million for 2014 and 2013, respectively.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair values of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	January 3, 2015		December 28, 2013
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,742)	$(2,944)	$(1,854)	$(2,027)
Finance group
Finance receivables, excluding leases	1,004	1,021	1,231	1,290
Debt	(1,063)	(1,051)	(1,256)	(1,244)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions (Level 2).  At January 3, 2015 and December 28, 2013, approximately 75% and 70%, respectively, of the fair value of term debt for the Finance group was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). The remaining Finance group debt was determined based on observable market transactions (Level 1). Fair value estimates for finance receivables held for investment were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 9. Shareholders’ Equity

Capital Stock

We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity for the three years ended January 3, 2015 is presented below:

(In thousands)	2014	2013	2012
Beginning balance	282,059	271,263	278,873
Exercise of stock options	1,910	1,333	1,159
Issued to Textron Savings Plan	1,490	1,921	2,159
Stock repurchases	(8,921)	—	(11,103)
Exercise of warrants	—	7,435	—
Issued upon vesting of restricted stock units	44	107	175
Ending balance	276,582	282,059	271,263

Earnings per Share

In February 2014, we entered into an Accelerated Share Repurchase agreement (ASR) with a counterparty and repurchased 4.3 million shares of our outstanding common stock. The initial delivery of shares under the ASR resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares for basic and diluted earnings per share. We settled the ASR in December 2014 for a final purchase price of $167 million.

We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period.  Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends.  Diluted EPS considers the dilutive effect of all potential future common stock, including stock options and, prior to the maturity of our convertible notes on May 1, 2013, the shares that could have been issued upon the conversion of the notes and upon the exercise of the related warrants.

The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2014	2013	2012
Basic weighted-average shares outstanding	279,409	279,299	280,182
Dilutive effect of:
Stock options	2,049	328	428
ASR	332	—	—
Convertible notes and warrants	—	4,801	14,053
Diluted weighted-average shares outstanding	281,790	284,428	294,663

In 2014, 2013 and 2012, stock options to purchase 2 million, 5 million and 7 million shares, respectively, of common stock outstanding are excluded from our calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Deferred Gains/Losses on Hedge Contracts	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 29, 2012	$(1,857)	$6	$81	$(1,770)
Other comprehensive income before reclassifications	626	(15)	12	623
Amounts reclassified from Accumulated other comprehensive loss	121	(1)	—	120
Other comprehensive income (loss)	747	(16)	12	743
Balance at December 28, 2013	(1,110)	(10)	93	(1,027)
Other comprehensive loss before reclassifications	(471)	(12)	(75)	(558)
Amounts reclassified from Accumulated other comprehensive loss	70	9	—	79
Other comprehensive loss	(401)	(3)	(75)	(479)
Balance at January 3, 2015	$(1,511)	$(13)	$18	$(1,506)

Other Comprehensive Income (Loss)

The before and after-tax components of other comprehensive income (loss) are presented below:

(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
2014
Pension and postretirement benefits adjustments:
Unrealized losses	$(734)	$252	$(482)
Amortization of net actuarial loss*	114	(40)	74
Amortization of prior service credit*	(8)	4	(4)
Recognition of prior service cost	18	(7)	11
Pension and postretirement benefits adjustments, net	(610)	209	(401)
Deferred gains/losses on hedge contracts:
Current deferrals	(16)	4	(12)
Reclassification adjustments	12	(3)	9
Deferred gains/losses on hedge contracts, net	(4)	1	(3)
Foreign currency translation adjustments	(71)	(4)	(75)
Total	$(685)	$206	$(479)
2013
Pension and postretirement benefits adjustments:
Unrealized gains	$1,019	$(410)	$609
Amortization of net actuarial loss*	189	(67)	122
Amortization of prior service credit*	(2)	1	(1)
Recognition of prior service cost	29	(12)	17
Pension and postretirement benefits adjustments, net	1,235	(488)	747
Deferred gains/losses on hedge contracts:
Current deferrals	(20)	5	(15)
Reclassification adjustments	(1)	—	(1)
Deferred gains/losses on hedge contracts, net	(21)	5	(16)
Foreign currency translation adjustments	13	(1)	12
Total	$1,227	$(484)	$743
2012
Pension and postretirement benefits adjustments:
Unrealized losses	$(417)	$186	$(231)
Amortization of net actuarial loss*	124	(43)	81
Amortization of prior service cost*	5	(2)	3
Recognition of prior service cost	2	(1)	1
Pension and postretirement benefits adjustments, net	(286)	140	(146)
Deferred gains/losses on hedge contracts:
Current deferrals	14	(3)	11
Reclassification adjustments	(15)	3	(12)
Deferred gains/losses on hedge contracts, net	(1)	—	(1)
Foreign currency translation adjustments	(6)	8	2
Total	$(293)	$148	$(145)

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

Through our Deferred Income Plan for Textron Executives, we provide certain executives the opportunity to voluntarily defer up to 80% of their base salary, along with incentive and other compensation.  Elective deferrals may be put into either a stock unit account or an interest-bearing account. Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment.  The intrinsic value of amounts paid under this deferred income plan totaled $3 million, $1 million and $1 million in 2014, 2013 and 2012, respectively.

Share-based compensation costs are reflected primarily in selling and administrative expenses.  Compensation expense included in net income for our share-based compensation plans is as follows:

(In millions)	2014	2013	2012
Compensation expense	$85	$86	$71
Income tax benefit	(32)	(32)	(26)
Total net compensation cost included in net income	$53	$54	$45

Compensation expense included approximately $21 million, $26 million and $23 million in 2014, 2013 and 2012, respectively, for a portion of the fair value of options issued and the portion of previously granted options for which the requisite service has been rendered.

Compensation cost for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. As of January 3, 2015, we had not recognized $54 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years.

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

The weighted-average fair value of options granted during the past three years and the assumptions used in our option-pricing model for such grants are as follows:

	2014	2013	2012
Fair value of options at grant date	$12.72	$9.69	$10.19
Dividend yield	0.2%	0.3%	0.3%
Expected volatility	34.5%	37.0%	40.0%
Risk-free interest rate	1.5%	0.9%	0.9%
Expected term (in years)	5.0	5.5	5.5

The stock option activity during 2014 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	9,018	$27.57
Granted	1,838	39.65
Exercised	(1,842)	(26.07)
Forfeited or expired	(377)	(38.35)
Outstanding at end of year	8,637	$29.99
Exercisable at end of year	4,739	$27.22

At January 3, 2015, our outstanding options had an aggregate intrinsic value of $108 million and a weighted-average remaining contractual life of six years.  Our exercisable options had an aggregate intrinsic value of $73 million and a weighted-average remaining contractual life of five years at January 3, 2015.  The total intrinsic value of options exercised during 2014, 2013 and 2012 was $25 million, $10 million and $11 million, respectively.

Restricted Stock Units

We issue restricted stock units settled in both cash and stock (vesting one-third each in the third, fourth and fifth year following the year of the grant), which include the right to receive dividend equivalents. The fair value of these units is based on the trading price of our common stock and is recognized ratably over the vesting period.  For units settled in stock, we use the trading price on the grant date, while units settled in cash are remeasured using the price at each reporting period date. Prior to 2012, we issued restricted stock units that vested in equal installments over five years. The 2014 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	780	$27.56	2,025	$23.73
Granted	217	39.44	433	39.65
Vested	(70)	(25.69)	(593)	(16.54)
Forfeited	(21)	(27.93)	(199)	(28.65)
Outstanding at end of year, nonvested	906	$30.59	1,666	$29.84

The fair value of the restricted stock awards that vested and/or amounts paid under these awards is as follows:

(In millions)	2014	2013	2012
Fair value of awards vested	$25	$26	$35
Cash paid	23	23	25

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

The 2014 activity for our performance share units is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	895	$28.08
Granted	296	39.70
Vested	(468)	(27.76)
Forfeited	(46)	(28.19)
Outstanding at end of year, nonvested	677	$33.38

The fair value of the performance share units that vested and/or amounts paid under these awards is as follows:

(In millions)	2014	2013	2012
Fair value of awards vested	$20	$13	$10
Cash paid	12	11	52

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

We also have other funded and unfunded defined benefit pension plans that cover certain of our U.S. and foreign employees.  In addition, several defined contribution plans are sponsored by our various businesses, of which the largest plan is the Textron Savings Plan, which is a qualified 401(k) plan subject to ERISA.  Our defined contribution plans cost approximately $99 million, $93 million and $88 million in 2014, 2013 and 2012, respectively; these amounts include $16 million, $19 million and $21 million, respectively, in contributions to the RAP. We also provide postretirement benefits other than pensions for certain retired employees in the U.S., which include healthcare, dental care, Medicare Part B reimbursement and life insurance benefits.

Periodic Benefit Cost

The components of net periodic benefit cost and other amounts recognized in OCI are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
(In millions)	2014	2013	2012	2014	2013	2012
Net periodic benefit cost
Service cost	$109	$133	$119	$4	$6	$6
Interest cost	334	290	305	19	19	25
Expected return on plan assets	(462)	(418)	(407)	—	—	—
Amortization of prior service cost (credit)	15	15	16	(23)	(17)	(11)
Amortization of net actuarial loss	112	183	118	2	6	7
Net periodic benefit cost	$108	$203	$151	$2	$14	$27
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$729	$(964)	$402	$5	$(55)	$15
Current year prior service cost (credit)	12	16	—	(30)	(45)	(2)
Amortization of net actuarial loss	(112)	(183)	(118)	(2)	(6)	(7)
Amortization of prior service credit (cost)	(15)	(15)	(16)	23	17	11
Total recognized in OCI, before taxes	$614	$(1,146)	$268	$(4)	$(89)	$17
Total recognized in net periodic benefit cost and OCI	$722	$(943)	$419	$(2)	$(75)	$44

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic pension costs in 2015 is as follows:

(In millions)	Pension Benefits	Postretirement Benefits Other than Pensions
Net actuarial loss	$156	$2
Prior service cost (credit)	16	(25)
Total	$172	$(23)

Obligations and Funded Status

All of our plans are measured as of our fiscal year-end.  The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$6,544	$7,053	$445	$564
Service cost	109	133	4	6
Interest cost	334	290	19	19
Acquisitions	570	—	13	—
Amendments	12	16	(30)	(45)
Plan participants’ contributions	—	—	5	4
Actuarial losses (gains)	886	(566)	4	(55)
Benefits paid	(400)	(373)	(47)	(48)
Foreign exchange rate changes and other	(49)	(9)	—	—
Benefit obligation at end of year	$8,006	$6,544	$413	$445
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$6,345	$5,715
Actual return on plan assets	623	819
Acquisitions	390	—
Employer contributions	60	185
Benefits paid	(400)	(373)
Foreign exchange rate changes and other	(39)	(1)
Fair value of plan assets at end of year	$6,979	$6,345
Funded status at end of year	$(1,027)	$(199)	$(413)	$(445)

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2014	2013	2014	2013
Non-current assets	$60	$413	$—	$—
Current liabilities	(26)	(26)	(45)	(48)
Non-current liabilities	(1,061)	(586)	(368)	(397)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss	2,193	1,596	40	38
Prior service cost (credit)	110	114	(75)	(69)

The accumulated benefit obligation for all defined benefit pension plans was $7.6 billion and $6.1 billion at January 3, 2015 and December 28, 2013, respectively, which included $392 million and $359 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.

Pension plans with accumulated benefit obligations exceeding the fair value of plan assets are as follows:

(In millions)	2014	2013
Projected benefit obligation	$3,096	$2,828
Accumulated benefit obligation	2,900	2,629
Fair value of plan assets	2,215	2,215

Assumptions

The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2014	2013	2012	2014	2013	2012
Net periodic benefit cost
Discount rate	4.92%	4.23%	4.94%	4.50%	3.75%	4.75%
Expected long-term rate of return on assets	7.60%	7.56%	7.58%
Rate of compensation increase	3.50%	3.47%	3.49%
Benefit obligations at year-end
Discount rate	4.18%	4.94%	4.23%	4.00%	4.50%	3.75%
Rate of compensation increases	3.49%	3.51%	3.48%

During 2014, the Society of Actuaries released new mortality tables that reflect increased life expectancy over the previous tables.  We incorporated these new tables in the 2014 fair value measurement of our U.S. pension plans which resulted in an increase in the projected benefit obligation as of January 3, 2015.

Our assumed healthcare cost trend rate for both the medical and prescription drug cost was 6.6% in 2014 and 7.2% in 2013. We expect this rate to gradually decline to 5.0% by 2021 where we assume it will remain. These assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefits other than pensions.  A one-percentage-point change in these assumed healthcare cost trend rates would have the following effects:

(In millions)	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligations other than pensions	18	(16)

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

For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For foreign plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	23% to 38%
International equity securities	11% to 22%
Debt securities	27% to 38%
Private investment partnerships	5% to 11%
Real estate	7% to 13%
Hedge funds	0% to 5%
Foreign Plan Assets
Equity securities	49% to 67%
Debt securities	28% to 41%
Real estate	3% to 12%

The fair value of total pension plan assets by major category and level in the fair value hierarchy as defined in Note 8 is as follows:

	January 3, 2015			December 28, 2013
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and equivalents	$27	$194	$—	$17	$144	$—
Equity securities:
Domestic	1,417	595	—	1,179	866	—
International	1,185	253	—	1,140	258	—
Debt securities:
National, state and local governments	526	419	—	506	411	—
Corporate debt	—	950	—	—	638	—
Asset-backed securities	—	110	—	—	153	—
Private investment partnerships	—	—	380	—	—	305
Real estate	—	—	744	—	—	553
Hedge funds	—	—	179	—	—	175
Total	$3,155	$2,521	$1,303	$2,842	$2,470	$1,033

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

Private investment partnerships represent investments in funds, which, in turn, invest in stocks and debt securities of companies that, in most cases, are not publicly traded.  These partnerships are valued using income and market methods that include cash flow projections and market multiples for various comparable companies.  Real estate includes owned properties and investments in partnerships.  Owned properties are valued using certified appraisals at least every three years, which then are updated at least annually by the real estate investment manager based on current market trends and other available information.  These appraisals generally use the standard methods for valuing real estate, including forecasting income and identifying current transactions for comparable real estate to arrive at a fair value.  Real estate partnerships are valued similar to private investment partnerships, with the general partner using standard real estate valuation methods to value the real estate properties and securities held within their fund portfolios.  We believe these assumptions are consistent with assumptions that market participants would use in valuing these investments.

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

The table below presents a reconciliation of the beginning and ending balances for fair value measurements that use significant unobservable inputs (Level 3) by major category:

(In millions)	Private Investment Partnerships	Real Estate	Hedge Funds
Balance at beginning of year	$305	$553	$175
Actual return on plan assets:
Related to assets still held at reporting date	(7)	6	4
Related to assets sold during the period	41	28	—
Purchases, sales and settlements, net	41	157	—
Balance at end of year	$380	$744	$179

Estimated Future Cash Flow Impact

Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2015, we expect to contribute approximately $80 million to fund our pension plans and the RAP.  Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions.  These payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2014.  While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets.  Benefit payments that we expect to pay are as follows:

(In millions)	2015	2016	2017	2018	2019	2020-2024
Pension benefits	$401	$398	$405	$411	$420	$2,254
Post-retirement benefits other than pensions	46	44	42	39	37	150

Note 12. Income Taxes

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income from continuing operations before income taxes is as follows:

(In millions)	2014	2013	2012
U.S.	$553	$454	$644
Non-U.S.	300	220	197
Income from continuing operations before income taxes	$853	$674	$841

Income tax expense for continuing operations is summarized as follows:

(In millions)	2014	2013	2012
Current:
Federal	$195	$23	$40
State	18	10	9
Non-U.S.	54	56	29
	267	89	78
Deferred:
Federal	(12)	91	169
State	(4)	13	23
Non-U.S.	(3)	(17)	(10)
	(19)	87	182
Income tax expense	$248	$176	$260

The current federal and state provisions for 2012 included $25 million of tax related to the sale of certain leveraged leases in the Finance segment for which we had previously recorded significant deferred tax liabilities.

The following table reconciles the federal statutory income tax rate to our effective income tax rate for continuing operations:

	2014	2013	2012
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.0	2.4	2.2
Non-U.S. tax rate differential and foreign tax credits	(5.8)	(7.2)	(5.4)
Research credit	(1.5)	(3.8)	—
Other, net	0.4	(0.3)	(0.9)
Effective income tax rate	29.1%	26.1%	30.9%

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

Our unrecognized tax benefits represent tax positions for which reserves have been established.  Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits.  A reconciliation of our unrecognized tax benefits, excluding accrued interest, is as follows:

(In millions)	January 3, 2015	December 28, 2013	December 29, 2012
Balance at beginning of year	$ 284	$ 290	$ 294
Additions for tax positions related to current year	10	15	5
Additions for current year acquisitions	100	—	—
Additions for tax positions of prior years	—	1	2
Reductions for tax positions of prior years	(6)	(17)	(3)
Reductions for expiration of statute of limitations and settlements	(3)	(5)	(8)
Balance at end of year	$ 385	$ 284	$ 290

At January 3, 2015 and December 28, 2013, approximately $305 million and $204 million, respectively, of these unrecognized tax benefits, if recognized, would favorably affect our effective tax rate in a future period.  At January 3, 2015 and December 28, 2013, the remaining $80 million in unrecognized tax benefits were related to discontinued operations.

It is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest, may decrease in the range of approximately $0 to $215 million, as a result of the conclusion of audits and any related appeals or review processes, the expiration of statutes of limitations and additional worldwide uncertain tax positions.  This potential decrease primarily relates to uncertainties with respect to prior dispositions and research tax credits.  However, based on the process of finalizing audits and any required review process by relevant authorities, it is difficult to estimate the timing and amount of potential changes to our unrecognized tax benefits.  Although the outcome of these matters cannot be determined, we believe adequate provision has been made for any potential unfavorable financial statement impact.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, China, Germany, Japan, Mexico and the U.S.  With few exceptions, we no longer are subject to U.S. federal, state and local income tax examinations for years before 1997.  We are no longer subject to non-U.S. income tax examinations in our major jurisdictions for years before 2009.

During 2014, 2013 and 2012, we recognized net tax-related interest expense totaling approximately $6 million, $6 million and $9 million, respectively, in the Consolidated Statements of Operations.  At January 3, 2015 and December 28, 2013, we had a total of $132 million and $126 million, respectively, of net accrued interest expense included in our Consolidated Balance Sheets.

The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities are as follows:

(In millions)	January 3, 2015	December 28, 2013
Deferred tax assets
Obligation for pension and postretirement benefits	$541	$358
Accrued expenses*	287	182
Deferred compensation	190	161
Loss carryforwards	137	84
Inventory	79	18
Allowance for credit losses	36	29
Deferred income	22	14
Other, net	91	130
Total deferred tax assets	1,383	976
Valuation allowance for deferred tax assets	(167)	(166)
	$1,216	$810
Deferred tax liabilities
Property, plant and equipment, principally depreciation	$(167)	$(174)
Leasing transactions	(165)	(184)
Amortization of goodwill and other intangibles	(118)	(109)
Prepaid pension and postretirement benefits	(14)	(143)
Total deferred tax liabilities	(464)	(610)
Net deferred tax asset	$752	$200

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

The following table presents the breakdown between current and long-term net deferred tax assets:

(In millions)	January 3, 2015	December 28, 2013
Manufacturing group:
Other current assets	$259	$206
Other assets	630	270
Other liabilities	(19)	(147)
Finance group - Other liabilities	(118)	(129)
Net deferred tax asset	$752	$200

Our net operating loss and credit carryforwards at January 3, 2015 are as follows:

(In millions)
Non-U.S. net operating loss with no expiration	$84
Non-U.S. net operating loss expiring through 2034	56
U.S. federal net operating losses expiring through 2034, related to 2014 acquisitions	290
U.S. foreign tax credits expiring through 2022, related to 2014 acquisitions	8
State net operating loss and tax credits, net of tax benefits, expiring through 2034	109

The undistributed earnings of our non-U.S. subsidiaries approximated $995 million at January 3, 2015.  We consider the undistributed earnings to be indefinitely reinvested; therefore, we have not provided a deferred tax liability for any residual U.S. tax that may be due upon repatriation of these earnings.  Because of the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

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

In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $790 million and $298 million at January 3, 2015 and December 28, 2013, respectively.

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

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $40 million to $160 million. At January 3, 2015, environmental reserves of approximately $80 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next ten years and have classified $24 million as current liabilities. Expenditures to evaluate and remediate contaminated sites approximated $13 million, $12 million and $15 million in 2014, 2013 and 2012, respectively.

Leases

Rental expense approximated $121 million, $95 million and $97 million in 2014, 2013 and 2012, respectively.  Future minimum rental commitments for noncancelable operating leases in effect at January 3, 2015 approximated $73 million for 2015, $57 million for 2016, $47 million for 2017, $37 million for 2018, $31 million for 2019 and $193 million thereafter. The total future minimum rental receipts under noncancelable subleases at January 3, 2015 approximated $23 million.

Note 14. Supplemental Cash Flow Information

We have made the following cash payments:

(In millions)	2014	2013	2012
Interest paid:
Manufacturing group	$134	$124	$135
Finance group	41	46	64
Net taxes paid /(received):
Manufacturing group	266	223	(7)
Finance group	23	(49)	43

Cash paid for interest by the Finance group included amounts paid to the Manufacturing group of $11 million in 2012.  Cash paid for interest by the Finance group to the Manufacturing group was not significant in 2014 and 2013.

Note 15. Segment and Geographic Data

We operate in, and report financial information for, the following five business segments: Textron Aviation, which includes the legacy Cessna segment and the acquired Beechcraft business, Bell, Textron Systems, Industrial and Finance.  The accounting policies of the segments are the same as those described in Note 1.

Textron Aviation products include Citation jets, King Air turboprops, Caravan utility turboprops, single-engine piston aircraft, T-6 and AT-6 military aircraft, and aftermarket sales and services sold to a diverse base of corporate and individual buyers.

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

Textron Systems products include unmanned aircraft systems, marine and land systems, weapons and sensors, simulation, training and other defense and aviation mission support products and services primarily for U.S. and non-U.S. governments.

Industrial products and markets include the following:

•                  Kautex products include blow-molded plastic fuel systems, windshield and headlamp washer systems, selective catalytic reduction systems and engine camshafts that are marketed primarily to automobile OEMs, as well as plastic bottles and containers for various uses;

•                  Tools and Test Equipment products include powered equipment, electrical test and measurement instruments, mechanical and hydraulic tools, cable connectors, fiber optic assemblies, underground and aerial transmission and distribution products, and power utility products, principally used in the construction, maintenance, telecommunications, data communications, electrical, utility and plumbing industries; and

•                  Specialized Vehicles and Equipment products include golf cars, off-road utility and light transportation vehicles, aviation ground support equipment, professional turf-maintenance equipment and turf-care vehicles that are marketed primarily to golf courses, resort communities, municipalities, sporting venues, consumers, and commercial and industrial users.

The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters.

Segment profit is an important measure used for evaluating performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and acquisition and restructuring costs related to the Beechcraft acquisition.  The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit (Loss)
(In millions)	2014	2013	2012	2014	2013	2012
Textron Aviation	$4,568	$2,784	$3,111	$234	$(48)	$82
Bell	4,245	4,511	4,274	529	573	639
Textron Systems	1,624	1,665	1,737	150	147	132
Industrial	3,338	3,012	2,900	280	242	215
Finance	103	132	215	21	49	64
Total	$13,878	$12,104	$12,237	$1,214	$963	$1,132
Corporate expenses and other, net				(161)	(166)	(148)
Interest expense, net for Manufacturing group				(148)	(123)	(143)
Acquisition and restructuring costs				(52)	—	—
Income from continuing operations before income taxes				$853	$674	$841

Revenues by major product type are summarized below:

(In millions)	2014	2013	2012
Fixed-wing aircraft	$4,568	$2,784	$3,111
Rotor aircraft	4,245	4,511	4,274
Unmanned aircraft systems, armored vehicles, precision weapons and other	1,624	1,665	1,737
Fuel systems and functional components	1,975	1,853	1,842
Specialized vehicles and equipment	868	713	660
Tools and test equipment	495	446	398
Finance	103	132	215
Total revenues	$13,878	$12,104	$12,237

Our revenues included sales to the U.S. Government of approximately $3.8 billion, $3.7 billion and $3.6 billion in 2014, 2013 and 2012, respectively, primarily in the Bell and Textron Systems segments.

Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
(In millions)	January 3, 2015	December 28, 2013	2014	2013	2012	2014	2013	2012
Textron Aviation	$4,085	$2,260	$96	$72	$93	$137	$87	$102
Bell	2,858	2,899	152	197	172	132	116	102
Textron Systems	2,283	2,106	65	66	108	84	89	75
Industrial	2,171	1,956	97	89	97	76	72	70
Finance	1,529	1,725	—	—	—	13	18	25
Corporate	1,679	1,998	19	20	10	17	7	9
Total	$14,605	$12,944	$429	$444	$480	$459	$389	$383

Geographic Data

Presented below is selected financial information of our continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2014	2013	2012	January 3, 2015	December 28, 2013
United States	$8,677	$7,512	$7,586	$2,015	$1,701
Europe	1,761	1,535	1,655	272	288
Latin America and Mexico	1,261	878	893	44	45
Asia and Australia	1,155	1,111	1,264	74	80
Middle East and Africa	641	693	392	—	—
Canada	383	375	447	92	101
Total	$13,878	$12,104	$12,237	$2,497	$2,215

* Revenues are attributed to countries based on the location of the customer.

** Property, plant and equipment, net are based on the location of the asset.

Quarterly Data

(Unaudited)	2014				2013
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues
Textron Aviation	$785	$1,183	$1,080	$1,520	$708	$560	$593	$923
Bell	873	1,119	1,182	1,071	949	1,025	1,162	1,375
Textron Systems	363	282	358	621	429	422	405	409
Industrial	797	894	785	862	727	801	711	773
Finance	29	27	25	22	42	31	33	26
Total revenues	$2,847	$3,505	$3,430	$4,096	$2,855	$2,839	$2,904	$3,506
Segment profit
Textron Aviation (a)	$14	$28	$62	$130	$(8)	$(50)	$(23)	$33
Bell	96	141	146	146	129	135	131	178
Textron Systems	39	34	27	50	38	34	35	40
Industrial	66	94	53	67	57	79	52	54
Finance	4	7	5	5	19	15	13	2
Total segment profit	219	304	293	398	235	213	208	307
Corporate expenses and other, net	(43)	(38)	(22)	(58)	(55)	(20)	(34)	(57)
Interest expense, net for Manufacturing group	(35)	(36)	(37)	(40)	(37)	(30)	(29)	(27)
Acquisition and restructuring costs (b)	(16)	(20)	(3)	(13)	—	—	—	—
Income tax expense	(38)	(65)	(71)	(74)	(28)	(49)	(47)	(52)
Income from continuing operations	87	145	160	213	115	114	98	171
Income (loss) from discontinued operations, net of income taxes	(2)	(1)	(1)	(1)	4	(1)	1	(4)
Net income	$85	$144	$159	$212	$119	$113	$99	$167
Basic earnings per share
Continuing operations	$0.31	$0.52	$0.57	$0.77	$0.42	$0.41	$0.35	$0.60
Discontinued operations	(0.01)	—	—	(0.01)	0.02	(0.01)	—	(0.01)
Basic earnings per share	$0.30	$0.52	$0.57	$0.76	$0.44	$0.40	$0.35	$0.59
Basic average shares outstanding (In thousands)	281,094	280,280	278,860	277,347	273,200	280,163	281,525	282,308
Diluted earnings per share
Continuing operations	$0.31	$0.51	$0.57	$0.76	$0.40	$0.40	$0.35	$0.60
Discontinued operations	(0.01)	—	—	—	0.01	—	—	(0.01)
Diluted earnings per share	$0.30	$0.51	$0.57	$0.76	$0.41	$0.40	$0.35	$0.59
Diluted average shares outstanding (In thousands)	283,327	282,764	281,030	279,771	288,978	283,824	281,710	282,707
Segment profit margins
Textron Aviation	1.8%	2.4%	5.7%	8.6%	(1.1)%	(8.9)%	(3.9)%	3.6%
Bell	11.0	12.6	12.4	13.6	13.6	13.2	11.3	12.9
Textron Systems	10.7	12.1	7.5	8.1	8.9	8.1	8.6	9.8
Industrial	8.3	10.5	6.8	7.8	7.8	9.9	7.3	7.0
Finance	13.8	25.9	20.0	22.7	45.2	48.4	39.4	7.7
Segment profit margin	7.7%	8.7%	8.5%	9.7%	8.2%	7.5%	7.2%	8.8%
Common stock information
Price range: High	$40.18	$40.93	$39.03	$44.23	$31.30	$30.22	$29.81	$37.43
Low	$34.28	$36.96	$35.54	$32.28	$23.94	$24.87	$25.36	$26.17
Dividends declared per share	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02

(a)           Includes amortization of $12 million, $33 million, $10 million and $8 million for the first, second, third and fourth quarters of 2014, respectively, related to fair value step-up adjustments of Beechcraft acquired inventories sold during the periods. The second quarter of 2013 includes $28 million in severance costs.

(b)          Acquisition and restructuring costs include restructuring costs of $5 million, $20 million, $3 million and $13 million for the first, second, third and fourth quarters of 2014, respectively, related to the acquisition of Beech Holdings, LLC, the parent of Beechcraft Corporation, which was completed on March 14, 2014. Transaction costs of $11 million related to the Beechcraft acquisition are also included in the first quarter of 2014.

Schedule II — Valuation and Qualifying Accounts

(In millions)	2014	2013	2012
Allowance for doubtful accounts
Balance at beginning of year	$22	$19	$18
Charged to costs and expenses	11	7	4
Deductions from reserves*	(3)	(4)	(3)
Balance at end of year	$30	$22	$19
Inventory FIFO reserves
Balance at beginning of year	$150	$136	$134
Charged to costs and expenses	51	54	42
Deductions from reserves*	(32)	(40)	(40)
Balance at end of year	$169	$150	$136

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

Item 9B. Other Information

Effective February 25, 2015, the Board of Directors amended the Company’s Amended and Restated By-Laws by adding a forum selection provision as a new Article XV of the By-Laws. The Amendment provides that, unless the Company consents in writing to the selection of an alternative forum, the Delaware Court of Chancery will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of the Company to the Company or its stockholders, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Delaware General Corporation Law or the Company’s Certificate of Incorporation or By-Laws, or (iv) any action asserting a claim governed by the internal affairs doctrine.

The Amendment is designed to save the Company and its stockholders from the increased expense of defending against duplicative litigation brought in multiple courts, and also to provide that claims involving Delaware law are decided by Delaware courts.

The foregoing description of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amendment, which is set forth as Article XV to the Company’s Amended and Restated By-Laws which are filed as Exhibit 3.2 to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information appearing under “ELECTION OF DIRECTORS— Nominees for Director,” “—The Board of Directors— Corporate Governance,” “—The Board of Directors— Code of Ethics,” “–Board Committees— Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2015 is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information appearing under “ELECTION OF DIRECTORS — The Board of Directors-- Compensation of Directors,” “ELECTION OF DIRECTORS — Board Committees-- Compensation Committee Interlocks and Insider Participation,”

“COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2015 is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2015 is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information appearing under “ELECTION OF DIRECTORS — The Board of Directors--Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2015 is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2015 is incorporated by reference into this Annual Report on Form 10-K.

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

3.2	Amended and Restated By-Laws of Textron Inc., effective April 28, 2010 and further amended April 27, 2011, July 23, 2013 and February 25, 2015.

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

10.1B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007. (SEC File No. 001-05480)

10.1C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007. (SEC File No. 001-05480)

10.1D	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007. (SEC File No. 001-05480)

10.1E

Form of Restricted Stock Unit Grant Agreement with Dividend Equivalents.  Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008. (SEC File No. 001-05480)

10.1F

Form of Cash-Settled Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.1G to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (SEC File No. 001-05480)

10.1G	Form of Performance Share Unit Grant Agreement. Incorporated by reference to Exhibit 10.1H to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (SEC File No. 001-05480)

10.1H	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.1I

Form of Stock-Settled Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.1J	Form of Performance Share Unit Grant Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014.

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

10.4C

Third Amendment to the Textron Spillover Savings Plan, dated October 7, 2013. Incorporated by reference to Exhibit 10.4C to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

10.5C

Second Amendment to the Textron Spillover Pension Plan, dated October 7, 2013. Incorporated by reference to Exhibit 10.5C to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

10.6A

Deferred Income Plan for Textron Executives, Effective January 3, 2010, including Appendix A, Provisions of the Deferred Income Plan for Textron Key Executives (As in effect before January 1, 2008).  Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.

10.6B

First Amendment to the Deferred Income Plan for Textron Executives, dated November 7, 2013. Incorporated by reference to Exhibit 10.6B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

10.6C

Second Amendment to the Deferred Income Plan for Textron Executives, dated March 24, 2014. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.6D	Third Amendment to the Deferred Income Plan for Textron Executives, dated December 12, 2014.

10.7A

Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2009, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.9 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (SEC File No. 001-05480)

10.7B

Amendment No. 1 to Deferred Income Plan for Non-Employee Directors, as Amended and Restated Effective January 1, 2009, dated as of November 6, 2012. Incorporated by reference to Exhibit 10.8B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

10.8A

Severance Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2010. Incorporated by reference to Exhibit 10.10 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (SEC File No. 001-05480)

10.8B

First Amendment to the Severance Plan for Textron Key Executives, dated October 26, 2010. Incorporated by reference to Exhibit 10.10B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

10.8C

Second Amendment to the Severance Plan for Textron Key Executives, dated March 24, 2014. Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.9

Form of Indemnity Agreement between Textron and its executive officers. Incorporated by reference to Exhibit A to Textron’s Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987. (SEC File No. 001-05480)

10.10

Form of Indemnity Agreement between Textron and its non-employee directors (approved by the Nominating and Corporate Governance Committee of the Board of Directors on July 21, 2009 and entered into with all non-employee directors, effective as of August 1, 2009).  Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009. (SEC File No. 001-05480)

10.11A

Letter Agreement between Textron and Scott C. Donnelly, dated June 26, 2008.  Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008. (SEC File No. 001-05480)

10.11B

Amendment to Letter Agreement between Textron and Scott C. Donnelly, dated December 16, 2008, together with Addendum No.1 thereto, dated December 23, 2008.  Incorporated by reference to Exhibit 10.15B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (SEC File No. 001-05480)

10.11C

Agreement between Textron and Scott C. Donnelly, dated May 1, 2009, related to Mr. Donnelly’s personal use of a portion of hangar space at T.F. Green Airport which is leased by Textron. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009. (SEC File No. 001-05480)

10.11D

Hangar License and Services Agreement made and entered into on April 25, 2011 to be effective as of December 5, 2010, between Textron Inc. and Mr. Donnelly’s limited liability company. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011.

10.12A

Letter Agreement between Textron and Frank Connor, dated July 27, 2009. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009. (SEC File No. 001-05480)

10.12B

Hangar License and Services Agreement made and entered into on April 25, 2011 to be effective as of December 5, 2010, between Textron Inc. and Mr. Connor’s limited liability company. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011.

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

10.16

Form of Aircraft Time Sharing Agreement between Textron and its executive officers. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008. (SEC File No. 001-05480)

10.17

Credit Agreement, dated as of October 4, 2013, among Textron, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed on October 4, 2013.

10.18A

Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. * (SEC File No. 001-05480)

10.18B

Amendment No. 4 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated July 1, 2007. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007. (SEC File No. 001-05480)

10.18C

Amendment No. 5 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of March 13, 2008. * Incorporated by reference to Exhibit 10.22C to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

10.19

Agreement and Plan of Merger among Beech Holdings, LLC, Sky Intermediate Merger Sub, LLC, Textron Inc. and Textron Acquisition LLC, dated as of December 26, 2013. Incorporated by reference to Exhibit 10.19 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

10.20

Term Credit Agreement, dated as of January 24, 2014 Among Textron, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Bank of America, N.A., as syndication agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agent, and other lenders named therein. Incorporated by reference to Exhibit 10.20 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

101

The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended January 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

*      Confidential Treatment has been requested for portions of this document.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2015.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 25th day of February 2015 by the following persons on behalf of the registrant and in the capacities indicated:

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