Form 10-Q
period 2015-04-04
TEXTRON INC
filed 2015-04-29
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

As of April 17, 2015, there were 277,644,419 shares of common stock outstanding.

TEXTRON INC.

Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended April 4, 2015

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 4, 2015	March 29, 2014
Revenues
Manufacturing revenues	$3,051	$2,818
Finance revenues	22	29
Total revenues	3,073	2,847
Costs and expenses
Cost of sales	2,509	2,357
Selling and administrative expense	337	302
Interest expense	43	47
Acquisition and restructuring costs	—	16
Total costs and expenses	2,889	2,722
Income from continuing operations before income taxes	184	125
Income tax expense	56	38
Income from continuing operations	128	87
Loss from discontinued operations, net of income taxes	—	(2)
Net income	$128	$85
Basic earnings per share
Continuing operations	$0.46	$0.31
Discontinued operations	—	(0.01)
Basic earnings per share	$0.46	$0.30
Diluted earnings per share
Continuing operations	$0.46	$0.31
Discontinued operations	—	(0.01)
Diluted earnings per share	$0.46	$0.30
Dividends per share
Common stock	$0.02	$0.02

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Net income	$128	$85
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	24	18
Deferred gains/losses on hedge contracts, net of reclassifications	(12)	(7)
Foreign currency translation adjustments	(56)	(6)
Other comprehensive (loss) income	(44)	5
Comprehensive income	$84	$90

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	April 4, 2015	January 3, 2015
Assets
Manufacturing group
Cash and equivalents	$561	$731
Accounts receivable, net	1,133	1,035
Inventories	4,236	3,928
Other current assets	563	579
Total current assets	6,493	6,273
Property, plant and equipment, less accumulated depreciation and amortization of $3,720 and $3,685	2,460	2,497
Goodwill	2,013	2,027
Other assets	2,268	2,279
Total Manufacturing group assets	13,234	13,076
Finance group
Cash and equivalents	147	91
Finance receivables, net	1,203	1,238
Other assets	154	200
Total Finance group assets	1,504	1,529
Total assets	$14,738	$14,605
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$34	$8
Accounts payable	1,130	1,014
Accrued liabilities	2,570	2,616
Total current liabilities	3,734	3,638
Other liabilities	2,548	2,587
Long-term debt	2,790	2,803
Total Manufacturing group liabilities	9,072	9,028
Finance group
Other liabilities	255	242
Debt	1,021	1,063
Total Finance group liabilities	1,276	1,305
Total liabilities	10,348	10,333
Shareholders’ equity
Common stock	36	36
Capital surplus	1,499	1,459
Treasury stock	(340)	(340)
Retained earnings	4,745	4,623
Accumulated other comprehensive loss	(1,550)	(1,506)
Total shareholders’ equity	4,390	4,272
Total liabilities and shareholders’ equity	$14,738	$14,605
Common shares outstanding (in thousands)	277,497	276,582

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended April 4, 2015 and March 29, 2014, respectively

	Consolidated
(In millions)	2015	2014
Cash flows from operating activities
Net income	$128	$85
Less: Loss from discontinued operations	—	(2)
Income from continuing operations	128	87
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	110	98
Deferred income taxes	(7)	(8)
Other, net	32	31
Changes in assets and liabilities:
Accounts receivable, net	(115)	(49)
Inventories	(327)	(180)
Other assets	(45)	(11)
Accounts payable	127	(99)
Accrued and other liabilities	(63)	25
Income taxes, net	95	31
Pension, net	17	13
Captive finance receivables, net	31	34
Other operating activities, net	(2)	2
Net cash used in operating activities of continuing operations	(19)	(26)
Net cash used in operating activities of discontinued operations	(2)	(1)
Net cash used in operating activities	(21)	(27)
Cash flows from investing activities
Capital expenditures	(79)	(66)
Net cash used in acquisitions	(32)	(1,489)
Finance receivables repaid	31	33
Other investing activities, net	23	2
Net cash used in investing activities	(57)	(1,520)
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(70)	(62)
Increase in short-term debt	25	184
Proceeds from long-term debt	9	1,131
Purchases of Textron common stock	—	(150)
Dividends paid	(6)	(6)
Other financing activities, net	11	19
Net cash provided by (used in) financing activities	(31)	1,116
Effect of exchange rate changes on cash and equivalents	(5)	—
Net decrease in cash and equivalents	(114)	(431)
Cash and equivalents at beginning of period	822	1,211
Cash and equivalents at end of period	$708	$780

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Three Months Ended April 4, 2015 and March 29, 2014, respectively

	Manufacturing Group		Finance Group
(In millions)	2015	2014	2015	2014
Cash flows from operating activities
Net income	$124	$82	$4	$3
Less: Loss from discontinued operations	—	(2)	—	—
Income from continuing operations	124	84	4	3
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	108	95	2	3
Deferred income taxes	(3)	(4)	(4)	(4)
Other, net	28	27	4	4
Changes in assets and liabilities:
Accounts receivable, net	(115)	(49)	—	—
Inventories	(327)	(180)	—	—
Other assets	(51)	(11)	6	—
Accounts payable	127	(99)	—	—
Accrued and other liabilities	(54)	34	(9)	(9)
Income taxes, net	81	26	14	5
Pension, net	17	13	—	—
Other operating activities, net	(2)	—	—	2
Net cash provided by (used in) operating activities of continuing operations	(67)	(64)	17	4
Net cash used in operating activities of discontinued operations	(2)	(1)	—	—
Net cash provided by (used in) operating activities	(69)	(65)	17	4
Cash flows from investing activities
Capital expenditures	(79)	(66)	—	—
Net cash used in acquisitions	(32)	(1,489)	—	—
Finance receivables repaid	—	—	112	108
Finance receivables originated	—	—	(50)	(41)
Other investing activities, net	(6)	(1)	29	3
Net cash provided by (used in) investing activities	(117)	(1,556)	91	70
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	—	—	(70)	(62)
Increase in short-term debt	25	184	—	—
Proceeds from long-term debt	—	1,093	9	38
Purchases of Textron common stock	—	(150)	—	—
Dividends paid	(6)	(6)	—	—
Other financing activities, net	2	19	9	—
Net cash provided by (used in) financing activities	21	1,140	(52)	(24)
Effect of exchange rate changes on cash and equivalents	(5)	—	—	—
Net increase (decrease) in cash and equivalents	(170)	(481)	56	50
Cash and equivalents at beginning of period	731	1,163	91	48
Cash and equivalents at end of period	$561	$682	$147	$98

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 3, 2015.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

During 2015 and 2014, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates increased income from continuing operations before income taxes in the first quarter of 2015 and 2014 by $18 million and $21 million, respectively, ($11 million and $13 million after tax, or $0.04 and $0.05 per diluted share, respectively).  For the first quarter of 2015 and 2014, the gross favorable program profit adjustments totaled $33 million and $24 million, respectively, and the gross unfavorable program profit adjustments totaled $15 million and $3 million, respectively.

Recently Issued Accounting Standards

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

Note 2. Business Acquisitions

2014 Beechcraft Acquisition

On March 14, 2014, we completed the acquisition of all of the outstanding equity interests in Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries, (collectively “Beechcraft”), for an aggregate cash payment of $1.5 billion. The consideration paid for this business was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date.  We finalized the purchase accounting for Beechcraft in the first quarter of 2015 and there were no adjustments to the purchase price allocation disclosed in Note 2 of our 2014 Annual Report on Form 10-K. The operating results of Beechcraft have been included in the Consolidated Statements of Operations since March 14, 2014. Beechcraft’s revenues totaled $101 million for the first quarter of 2014 and its earnings for this period were not significant.

In connection with the integration of Beechcraft, we initiated a restructuring program in our Textron Aviation segment in the first quarter of 2014 to align the Cessna and Beechcraft businesses, reduce operating redundancies and maximize efficiencies. This restructuring program was substantially completed at the end of 2014.  During the first quarter of 2014, we recorded charges of $5 million related to these restructuring activities that were included in the Acquisition and restructuring costs line on the Consolidated Statements of Operations, along with $11 million of transaction costs.

Pro-forma Results from 2014 Acquisitions

During 2014, we made seven acquisitions in addition to the Beechcraft acquisition. The pro-forma results presented in the table below include consolidated information as if all of these 2014 acquisitions had been completed as of the beginning of the year prior to acquisition.

	Three Months Ended
(In millions, except per share amounts)	April 4, 2015	March 29, 2014
Revenues	$3,073	$3,202
Income from continuing operations, net of income taxes	131	112
Diluted earnings per share from continuing operations	$0.47	$0.40

Certain pro-forma adjustments were made to reflect the purchase price allocated to the acquired net assets of each business, including depreciation and intangible amortization expense resulting from the valuation of tangible and intangible assets, the amortization of inventory fair value step-up adjustments and the related tax effects.  In addition, the pro-forma results for the first quarter of 2014 exclude $16 million of Acquisition and restructuring costs related to the Beechcraft acquisition. The pro-forma data should not be considered indicative of the results that would have occurred if the acquisitions and related financing had been consummated at the beginning of the year prior to acquisition.

Note 3.  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Three Months Ended
Service cost	$30	$27	$1	$1
Interest cost	81	79	4	5
Expected return on plan assets	(121)	(111)	—	—
Amortization of prior service cost (credit)	4	4	(6)	(6)
Amortization of net actuarial loss	39	28	—	1
Net periodic benefit cost (credit)	$33	$27	$(1)	$1

Note 4.  Share-Based Compensation

Our share-based compensation plans provide stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock awards and other awards.  Compensation expense included in net income for these plans is as follows:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Compensation expense	$31	$34
Income tax benefit	(11)	(12)
Total net compensation expense included in net income	$20	$22

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

The weighted-average fair value of options granted during the respective periods and the assumptions used in our option-pricing model for such grants are as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Fair value of options at grant date	$14.03	$12.72
Dividend yield	0.2%	0.2%
Expected volatility	34.9%	34.5%
Risk-free interest rate	1.5%	1.5%
Expected term (in years)	4.8	5.0

The stock option activity during the first quarter of 2015 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	8,637	$29.99
Granted	1,492	44.31
Exercised	(452)	(27.20)
Forfeited or expired	(137)	(45.95)
Outstanding at end of period	9,540	$32.13
Exercisable at end of period	6,213	$28.16

At April 4, 2015, our outstanding options had an aggregate intrinsic value of $123 million and a weighted-average remaining contractual life of seven years.  Our exercisable options had an aggregate intrinsic value of $105 million and a weighted-average remaining contractual life of six years at April 4, 2015.  The total intrinsic value of options exercised was $8 million in both the first quarter of 2015 and 2014.

Restricted Stock Units

The activity for restricted stock units payable in both stock and cash during the first quarter of 2015 is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	906	$30.59	1,666	$29.84
Granted	167	44.31	364	44.31
Vested	(139)	(27.02)	(405)	(24.42)
Forfeited	—	—	(21)	(32.27)
Outstanding at end of period, nonvested	934	$33.53	1,604	$34.47

The fair value of the restricted stock awards that vested and/or amounts paid under these awards during the respective periods is as follows:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Fair value of awards vested	$22	$20
Cash paid	18	19

Performance Share Units

The activity for our performance share units during the first quarter of 2015 is provided below:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	677	$33.38
Granted	257	44.31
Outstanding at end of period, nonvested	934	$36.39

Cash paid under these awards totaled $17 million and $12 million during the first quarter of 2015 and 2014, respectively.

Note 5.  Earnings Per Share

We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period.  Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends. Diluted EPS considers the dilutive effect of all potential future common stock, including stock options.  In addition, diluted EPS for the three months ended March 29, 2014 includes the impact of the initial delivery of shares under an Accelerated Share Repurchase agreement (ASR), which was settled in December 2014 as disclosed in Note 9 of our 2014 Annual Report on Form 10-K.

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Basic weighted-average shares outstanding	277,902	281,094
Dilutive effect of:
Stock options	2,175	2,049
ASR	—	184
Diluted weighted-average shares outstanding	280,077	283,327

Stock options to purchase 1 million shares of common stock outstanding are excluded from our calculation of diluted weighted average shares outstanding for both the first quarter of 2015 and 2014, as their effect would have been anti-dilutive.

Note 6.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	April 4, 2015	January 3, 2015
Commercial	$861	$765
U.S. Government contracts	303	300
	1,164	1,065
Allowance for doubtful accounts	(31)	(30)
Total	$1,133	$1,035

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $147 million at April 4, 2015 and $151 million at January 3, 2015.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	April 4, 2015	January 3, 2015
Finance receivables *	$1,256	$1,289
Allowance for losses	(53)	(51)
Total finance receivables, net	$1,203	$1,238

* Includes finance receivables held for sale of $35 million for both periods.

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

Finance receivables categorized based on the credit quality indicators discussed above are summarized as follows:

(In millions)	April 4, 2015	January 3, 2015
Performing	$1,037	$1,062
Watchlist	92	111
Nonaccrual	92	81
Total	$1,221	$1,254
Nonaccrual as a percentage of finance receivables	7.53%	6.46%

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

Finance receivables by delinquency aging category are summarized in the table below:

(In millions)	April 4, 2015	January 3, 2015
Less than 31 days past due	$1,075	$1,080
31-60 days past due	63	117
61-90 days past due	43	28
Over 90 days past due	40	29
Total	$1,221	$1,254
60 + days contractual delinquency as a percentage of finance receivables	6.80%	4.55%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Interest income recognized on impaired loans was not significant in the first quarter of 2015 or 2014.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	April 4, 2015	January 3, 2015
Recorded investment:
Impaired loans with related allowance for losses	$74	$68
Impaired loans with no related allowance for losses	22	42
Total	$96	$110
Unpaid principal balance	$101	$115
Allowance for losses on impaired loans	22	20
Average recorded investment	103	115

A summary of the allowance for losses on finance receivables that are evaluated on an individual basis and on a collective basis is provided below. The finance receivables included in the table below specifically exclude leveraged leases in accordance with generally accepted accounting principles.

(In millions)	April 4, 2015	January 3, 2015
Allowance based on collective evaluation	$31	$31
Allowance based on individual evaluation	22	20
Finance receivables evaluated collectively	$1,006	$1,023
Finance receivables evaluated individually	96	110

Allowance for Losses

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

A rollforward of the allowance for losses on finance receivables is provided below:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Balance at the beginning of period	$51	$55
Provision for losses	1	4
Charge-offs	—	(6)
Recoveries	1	1
Balance at the end of period	$53	$54

Note 7.  Inventories

Inventories are composed of the following:

(In millions)	April 4, 2015	January 3, 2015
Finished goods	$1,826	$1,582
Work in process	2,728	2,683
Raw materials and components	553	546
	5,107	4,811
Progress/milestone payments	(871)	(883)
Total	$4,236	$3,928

Note 8.  Accrued Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years.  Changes in our warranty and product maintenance contract liability are as follows:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Accrual at the beginning of period	$281	$223
Provision	74	70
Settlements	(82)	(69)
Acquisitions	4	56
Adjustments*	—	(4)
Accrual at the end of period	$277	$276

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. We utilize foreign currency exchange contracts to manage this volatility.  Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At April 4, 2015 and January 3, 2015, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $558 million and $696 million, respectively.  At April 4, 2015, the fair value amounts of our foreign currency exchange contracts were a $25 million asset and a $48 million liability.  At January 3, 2015, the fair value amounts of our foreign currency exchange contracts were a $16 million asset and a $26 million liability.

We primarily utilize forward exchange contracts which have maturities of no more than three years.  These contracts qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At April 4, 2015, we had a net deferred loss of $25 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on cash flow hedges, including gains and losses related to hedge ineffectiveness, were not significant in the periods presented.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended April 4, 2015 and January 3, 2015, the Finance group’s impaired nonaccrual finance receivables of $52 million and $49 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides. Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses totaling $3 million and $5 million for the three months ended April 4, 2015 and March 29, 2014, respectively.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	April 4, 2015		January 3, 2015
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,731)	$(2,959)	$(2,742)	$(2,944)
Finance group
Finance receivables, excluding leases	963	988	1,004	1,021
Debt	(1,021)	(1,013)	(1,063)	(1,051)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions (Level 2).  At April 4, 2015 and January 3, 2015, approximately 74% and 75%, respectively, of the fair value of term debt for the Finance group was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). The remaining Finance group debt was determined based on observable market transactions (Level 1). Fair value estimates for finance receivables were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 10.  Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefit Adjustments	Deferred Gains/Losses on Hedge Contracts	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
For the three months ended April 4, 2015
Beginning balance	$(1,511)	$(13)	$18	$(1,506)
Other comprehensive loss before reclassifications	—	(16)	(56)	(72)
Reclassified from Accumulated other comprehensive loss	24	4	—	28
Other comprehensive income (loss)	24	(12)	(56)	(44)
Ending balance	$(1,487)	$(25)	$(38)	$(1,550)
For the three months ended March 29, 2014
Beginning balance	$(1,110)	$(10)	$93	$(1,027)
Other comprehensive loss before reclassifications	—	(9)	(6)	(15)
Reclassified from Accumulated other comprehensive loss	18	2	—	20
Other comprehensive income (loss)	18	(7)	(6)	5
Ending balance	$(1,092)	$(17)	$87	$(1,022)

The before and after-tax components of other comprehensive income are presented below:

(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
For the three months ended April 4, 2015
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$39	$(14)	$25
Amortization of prior service credit*	(2)	1	(1)
Pension and postretirement benefits adjustments, net	37	(13)	24
Deferred gains/losses on hedge contracts:
Current deferrals	(21)	5	(16)
Reclassification adjustments	6	(2)	4
Deferred gains/losses on hedge contracts, net	(15)	3	(12)
Foreign currency translation adjustments	(52)	(4)	(56)
Total	$(30)	$(14)	$(44)
For the three months ended March 29, 2014
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$29	$(10)	$19
Amortization of prior service credit*	(2)	1	(1)
Pension and postretirement benefits adjustments, net	27	(9)	18
Deferred gains/losses on hedge contracts:
Current deferrals	(11)	2	(9)
Reclassification adjustments	2	—	2
Deferred gains/losses on hedge contracts, net	(9)	2	(7)
Foreign currency translation adjustments	(7)	1	(6)
Total	$11	$(6)	$5

*These components of other comprehensive income are included in the computation of net periodic pension cost.  See Note 11 of our 2014 Annual Report on Form 10-K for additional information.

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

Note 12.  Segment Information

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance.  Segment profit is an important measure used for evaluating performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and acquisition and restructuring costs related to the Beechcraft acquisition.  The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Revenues
Textron Aviation	$1,051	$785
Bell	813	873
Textron Systems	315	363
Industrial	872	797
Finance	22	29
Total revenues	$3,073	$2,847
Segment Profit
Textron Aviation	$67	$14
Bell	76	96
Textron Systems	28	39
Industrial	82	66
Finance	6	4
Segment profit	259	219
Corporate expenses and other, net	(42)	(43)
Interest expense, net for Manufacturing group	(33)	(35)
Acquisition and restructuring costs	—	(16)
Income from continuing operations before income taxes	$184	$125

Item 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
(Dollars in millions)	April 4, 2015	March 29, 2014	Percentage Change
Revenues	$3,073	$2,847	8%
Operating expenses	2,846	2,659	7%
Cost of sales	2,509	2,357	6%
Gross margin percentage of Manufacturing revenues	17.8%	16.4%
Selling and administrative expense	$337	$302	12%

On March 14, 2014, we completed the acquisition of Beechcraft and as a result, the three months ended March 29, 2014 does not reflect a full three months of Beechcraft operating results. An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 19 to 23.

Revenues

Revenues increased $226 million, 8%, in the first quarter of 2015, compared with the first quarter of 2014, as increases in the Textron Aviation and Industrial segments were partially offset by lower revenues in the Bell, Textron Systems and Finance segments.  The net revenue increase included the following factors:

•	Higher Textron Aviation revenues of $266 million, primarily due the impact of the Beechcraft acquisition.
•

Higher Industrial segment revenues of $75 million, primarily due to $99 million in higher volume, largely in the Fuel Systems and Functional Components product line, and a $41 million impact from acquisitions, partially offset by a $62 million unfavorable foreign exchange impact.

•

Lower Bell revenues of $60 million, largely due to an $84 million decrease in V-22 program revenues, primarily reflecting lower aircraft deliveries, partially offset by a $21 million increase in commercial revenues, largely related to higher aftermarket volume.

•	Lower Textron Systems revenues of $48 million, primarily due to lower volume of $55 million in the Marine and Land Systems product line, reflecting fewer vehicle deliveries.
•	Lower Finance revenues of $7 million, primarily attributable to lower average finance receivables.

Cost of Sales and Selling and Administrative Expense

Manufacturing cost of sales and selling and administrative expense together comprise our operating expenses. Cost of sales increased $152 million, 6%, in the first quarter of 2015, compared with the first quarter of 2014, largely due to the impact of acquired businesses, primarily Beechcraft.  In the first quarter of 2015, gross margin as a percentage of manufacturing revenues increased 140 basis points largely due to the benefit of the integrated cost structure of Beechcraft and Cessna in our Textron Aviation segment.

Selling and administrative expense increased $35 million, 12%, in the first quarter of 2015, compared with the first quarter of 2014, largely related to acquired businesses, primarily Beechcraft.

Acquisition and Restructuring Costs

In connection with the integration of Beechcraft, we initiated a restructuring program in our Textron Aviation segment in the first quarter of 2014 to align the Cessna and Beechcraft businesses, reduce operating redundancies and maximize efficiencies.  During the first quarter of 2014, we recorded charges of $5 million related to these restructuring activities that were included in the Acquisition and restructuring costs line on the Consolidated Statements of Operations, along with $11 million of transaction costs.

Backlog

(In millions)	April 4, 2015	January 3, 2015
Bell	$5,287	$5,524
Textron Systems	2,958	2,790
Textron Aviation	1,266	1,365
Total backlog	$9,511	$9,679

Bell’s backlog decreased $237 million in the first quarter of 2015 as total deliveries, largely under the V-22 program, exceeded new orders.  Backlog at Textron Systems increased $168 million in the first quarter of 2015, primarily due to new orders in excess of deliveries.

Segment Analysis

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance.  Segment profit is an important measure used for evaluating performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and acquisition and restructuring costs related to the Beechcraft acquisition. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.

In our discussion of comparative results for the Manufacturing group, changes in revenue and segment profit typically are expressed for our commercial business in terms of volume, pricing, foreign exchange and acquisitions.  Additionally, changes in segment profit may be expressed in terms of mix, inflation and cost performance. Volume changes in revenue represent increases/decreases in the number of units delivered or services provided.  Pricing represents changes in unit pricing.  Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period.  Revenues generated by acquired businesses are reflected in Acquisitions for a twelve-month period. For segment profit, mix represents a change due to the composition of products and/or services sold at different profit margins.  Inflation represents higher material, wages, benefits, pension or other costs.  Performance reflects an increase or decrease in research and development, depreciation, selling and administrative costs, warranty, product liability, quality/scrap, labor efficiency, overhead, product line profitability, start-up, ramp up and cost-reduction initiatives or other manufacturing inputs.

Approximately 28% of our 2014 revenues were derived from contracts with the U.S. Government.  For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix. Changes in volume that are described in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refers to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes.

Textron Aviation

	Three Months Ended
(Dollars in millions)	April 4, 2015	March 29, 2014
Revenues	$1,051	$785
Operating expenses	984	771
Segment profit	67	14
Profit margin	6.4%	1.8%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues from the prior year quarter:

(In millions)	2015 versus 2014
Acquisitions	$219
Volume	41
Other	6
Total change	$266

In the first quarter of 2015, Textron Aviation’s revenues increased $266 million, 34%, compared with the first quarter of 2014, primarily due to the impact of the Beechcraft acquisition. We delivered 33 Citation jets and 25 King Air turboprops in the first quarter of 2015, compared with 35 Citation jets and 8 King Air turboprops in the first quarter of 2014.  The portion of the segment’s revenues derived from aftermarket sales and services represented 35% of its total revenues in the first quarter of 2015, compared with 33% in the first quarter of 2014.

Textron Aviation’s operating expenses increased by $213 million, 28%, in the first quarter of 2015, compared with the first quarter of 2014, primarily due to the incremental operating costs related to Beechcraft.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit from the prior year quarter:

(In millions)	2015 versus 2014
Performance and other	$38
Volume	15
Total change	$53

Textron Aviation segment profit increased $53 million in the first quarter of 2015, compared with the first quarter of 2014, primarily due to an increase in Performance and other, reflecting the net profit impact of the Beechcraft acquisition, which includes the benefit of the integrated cost structure of Beechcraft and Cessna. Performance and other also includes lower amortization of $7 million related to fair value step-up adjustments of acquired Beechcraft inventories sold during the periods.

Bell

	Three Months Ended
(Dollars in millions)	April 4, 2015	March 29, 2014
Revenues:
V-22 program	$296	$380
Other military	218	215
Commercial	299	278
Total revenues	813	873
Operating expenses	737	777
Segment profit	76	96
Profit margin	9.3%	11.0%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues from the prior year quarter:

(In millions)	2015 versus 2014
Volume and mix	$(63)
Other	3
Total change	$(60)

Bell’s revenues decreased $60 million, 7%, in the first quarter of 2015, compared with the first quarter of 2014, primarily due to the following factors:

•                  $84 million decrease in V-22 program revenues, primarily reflecting lower aircraft deliveries, as we delivered 6 V-22 aircraft in the first quarter of 2015 compared to 8 V-22 aircraft in the first quarter of 2014.

•                  $21 million increase in commercial revenues, largely related to $16 million in higher aftermarket volume.  Bell delivered 35 commercial aircraft in the first quarter of 2015, compared with 34 commercial aircraft in the first quarter of 2014.

•                  $3 million increase in other military revenues, primarily related to $18 million in higher H-1 program revenues, largely reflecting higher production support, partially offset by $15 million in lower revenues from other military programs.  Bell delivered 4 H-1 aircraft in the first quarter of 2015, compared with 5 H-1 aircraft in the first quarter of 2014.

Bell’s operating expenses decreased $40 million, 5%, in the first quarter of 2015, compared with the first quarter of 2014, primarily due to the lower net volume as described above.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit from the prior year quarter:

(In millions)	2015 versus 2014
Volume and mix	$(20)
Performance	(2)
Other	2
Total change	$(20)

Bell’s segment profit decreased $20 million, 21%, in the first quarter of 2015, compared with the first quarter of 2014. The impact of volume and mix was largely driven by lower V-22 program volume and an unfavorable mix of commercial aircraft deliveries.

Textron Systems

	Three Months Ended
(Dollars in millions)	April 4, 2015	March 29, 2014
Revenues	$315	$363
Operating expenses	287	324
Segment profit	28	39
Profit margin	8.9%	10.7%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues from the prior year quarter:

(In millions)	2015 versus 2014
Volume	$(49)
Other	1
Total change	$(48)

Revenues at Textron Systems decreased $48 million, 13%, in the first quarter of 2015, compared with the first quarter of 2014, primarily due to lower volume in the Marine and Land Systems product line of $55 million, reflecting fewer vehicle deliveries.

Textron Systems’ operating expenses decreased $37 million, 11%, in the first quarter of 2015, compared with the first quarter of 2014, primarily due to lower volume as described above.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit from the prior year quarter:

(In millions)	2015 versus 2014
Volume and mix	$(13)
Performance	3
Other	(1)
Total change	$(11)

Segment profit at Textron Systems decreased $11 million, 28%, in the first quarter of 2015, compared with the first quarter of 2014, primarily driven by lower volume as described above, partially offset by improved performance of $3 million.

Industrial

	Three Months Ended
(Dollars in millions)	April 4, 2015	March 29, 2014
Revenues:
Fuel Systems and Functional Components	$513	$492
Other Industrial	359	305
Total revenues	872	797
Operating expenses	790	731
Segment profit	82	66
Profit margin	9.4%	8.3%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues from the prior year quarter:

(In millions)	2015 versus 2014
Volume	$99
Foreign exchange	(62)
Acquisitions	41
Other	(3)
Total change	$75

Industrial segment revenues increased $75 million, 9%, in the first quarter of 2015, compared with the first quarter of 2014, primarily due to higher volume of $99 million and the impact from acquisitions of $41 million, primarily within our Specialized Vehicles and Equipment product line, partially offset by a $62 million unfavorable foreign exchange impact mostly related to the strengthening of the U.S. dollar.  Higher volume resulted from a $72 million increase in the Fuel Systems and Functional Components product line, principally reflecting automotive industry demand in Europe and North America, and a $27 million increase in the Other Industrial product lines.

Operating expenses for the Industrial segment increased $59 million, 8%, in the first quarter of 2015, compared with the first quarter of 2014, largely due to the impact from higher volume as described above and additional operating expenses of $39 million from acquisitions, partially offset by a favorable impact of $58 million from foreign exchange fluctuations.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit from the prior year quarter:

(In millions)	2015 versus 2014
Volume	$17
Foreign exchange	(4)
Other	3
Total change	$16

Segment profit for the Industrial segment increased $16 million, 24%, in the first quarter of 2015, compared with the first quarter of 2014, largely due to the impact from higher volume as described above.

Finance

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Revenues	$22	$29
Segment profit	6	4

Finance segment revenues decreased $7 million in the first quarter of 2015, compared with the first quarter of 2014, primarily attributable to lower average finance receivables of $232 million. Finance segment profit increased $2 million in the first quarter of 2015, compared with the first quarter of 2014, primarily due to lower provision for loan losses of $3 million and a decrease in administrative expenses of $3 million, partially offset by an unfavorable impact of $2 million from lower average finance receivables.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	April 4, 2015	January 3, 2015
Finance receivables*	$1,221	$1,254
Nonaccrual finance receivables	92	81
Ratio of nonaccrual finance receivables to finance receivables	7.53%	6.46%
60+ days contractual delinquency	$83	$57
60+ days contractual delinquency as a percentage of finance receivables	6.80%	4.55%

* Excludes finance receivables held for sale.

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	April 4, 2015	January 3, 2015
Manufacturing group
Cash and equivalents	$561	$731
Debt	2,824	2,811
Shareholders’ equity	4,390	4,272
Capital (debt plus shareholders’ equity)	7,214	7,083
Net debt (net of cash and equivalents) to capital	34%	33%
Debt to capital	39%	40%
Finance group
Cash and equivalents	$147	$91
Debt	1,021	1,063

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

Textron has a senior unsecured revolving credit facility that expires in October 2018 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At April 4, 2015, there were no amounts borrowed against the facility. We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Operating activities	$(67)	$(64)
Investing activities	(117)	(1,556)
Financing activities	21	1,140

The first quarter of our fiscal year typically results in net cash outflow from operating activities, in part due to the timing of incentive and deferred compensation payments and pension contributions.  Consistent with prior years, we expect positive cash flows from operating activities for the full year. In the first quarter of 2015, we made $152 million in incentive and deferred compensation payments and $20 million in pension contributions, compared to $96 million and $17 million, respectively, in the first quarter of 2014.

Cash flows from investing activities included capital expenditures of $79 million and $66 million in the first quarter of 2015 and 2014, respectively.  Investing cash flows also included $32 million of cash used for acquisitions in the first quarter of 2015 and a $1.5 billion aggregate cash payment to acquire Beechcraft in the first quarter of 2014.

In the first quarter of 2015, financing activities primarily consisted of proceeds of $25 million from issuance of commercial paper.  Financing activities in the first quarter of 2014 included proceeds of $1.1 billion from long-term debt, which was used to finance a portion of the Beechcraft acquisition, and proceeds of $184 million from the issuance of commercial paper.  In the first quarter of 2014, we repurchased shares of our outstanding common stock from a counterparty for $150 million under an accelerated share repurchase agreement.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Operating activities	$17	$4
Investing activities	91	70
Financing activities	(52)	(24)

In the first quarter of 2015, the Finance group’s cash flows from operating activities were primarily impacted by net tax receipts of $8 million. Cash flows from investing activities were higher in the first quarter of 2015, compared with the first quarter of 2014, primarily due to $29 million of proceeds from the sale of other finance assets.  Cash flows from investing activities also included collections on finance receivables totaling $112 million and $108 million in the first quarter of 2015 and 2014, respectively, partially offset by finance receivable originations of $50 million and $41 million, respectively.

Cash used for financing activities included payments on long-term and nonrecourse debt of $70 million in the first quarter of 2015, compared with $62 million of payments in the first quarter of 2014.  These cash outflows were partially offset by proceeds from long-term debt of $9 million and $38 million in the first quarter of 2015 and 2014, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Operating activities	$(19)	$(26)
Investing activities	(57)	(1,520)
Financing activities	(31)	1,116

Cash flows from operating activities included $155 million in incentive and deferred compensation payments and $20 million in pension contributions in the first quarter of 2015, compared to $99 million and $17 million, respectively, in the first quarter of 2014.

Cash flows from investing activities included capital expenditures of $79 million and $66 million in the first quarter of 2015 and 2014, respectively. Investing cash flows also included $32 million of cash used for acquisitions in the first quarter of 2015 and a $1.5 billion aggregate cash payment to acquire Beechcraft in the first quarter of 2014.  Collections on finance receivables totaled $31 million and $33 million in the first quarter of 2015 and 2014, respectively.

Total cash used in financing activities in the first quarter of 2015 primarily consisted of payments on long-term and nonrecourse debt of $70 million, partially offset by proceeds of $25 million from the issuance of commercial paper.  Cash flows from financing activities in the first quarter of 2014 included proceeds of $1.1 billion from long-term debt, which was used to finance a portion of the Beechcraft acquisition, and proceeds of $184 million from the issuance of commercial paper, partially offset by a $150 million payment related to an accelerated share repurchase program.

Captive Financing and Other Intercompany Transactions

The Finance group finances retail purchases primarily for new and pre-owned aircraft and helicopters manufactured by our Manufacturing group, otherwise known as captive financing.  In the Consolidated Statements of Cash Flows, cash received from customers is reflected as operating activities when received from third parties.  However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group.  For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows.  Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow.  Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing.  These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated from the Consolidated Statements of Cash Flows.

Reclassification adjustments included in the Consolidated Statement of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Reclassifications from investing activities to operating activities:
Cash received from customers	$81	$75
Finance receivable originations for Manufacturing group inventory sales	(50)	(41)
Total reclassifications from investing activities to operating activities	$31	$34

Critical Accounting Estimates

The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are disclosed on pages 33 through 36 in our 2014 Annual Report on Form 10-K.  The following section provides an update of the year-end disclosure for long-term contracts to include program profit adjustments made during the quarter.

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

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Gross favorable	$33	$24
Gross unfavorable	(15)	(3)
Net adjustments	$18	$21

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2014 Annual Report on Form 10-K under “RISK FACTORS,” among the factors that could cause actual results to differ materially from past and projected future results are the following:

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

•	Our Finance segment’s ability to maintain portfolio credit quality or to realize full value of receivables;
•	Performance issues with key suppliers or subcontractors;
•	Legislative or regulatory actions, both domestic and foreign, impacting our operations or demand for our products;
•	Our ability to control costs and successfully implement various cost-reduction activities;
•	The efficacy of research and development investments to develop new products or unanticipated expenses in connection with the launching of significant new products or programs;
•	The timing of our new product launches or certifications of our new aircraft products;
•	Our ability to keep pace with our competitors in the introduction of new products and upgrades with features and technologies desired by our customers;
•	Pension plan assumptions and future contributions;
•	Demand softness or volatility in the markets in which we do business;

•	Cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption;
•	Difficulty or unanticipated expenses in connection with integrating acquired businesses; and
•

The risk that anticipated synergies and opportunities as a result of acquisitions will not be realized or the risk that acquisitions do not perform as planned, including, for example, the risk that acquired businesses will not achieve revenue and profit projections.

Item 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended April 4, 2015.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2014 Annual Report on Form 10-K.

Item 4.               CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 4, 2015. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of April 4, 2015.

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 4, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.                            OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 2.05 Costs Associated With Exit or Disposal Activities:

On April 28, 2015, due to continued softness in the medium segment of the commercial helicopter market, we announced cost reduction actions at our Bell segment to reduce production levels and align its cost structure with current demand.  These costs actions include a combination of a Voluntary Separation Program (VSP), which provides enhanced separation benefits to eligible employees, and an involuntary workforce reduction of direct and indirect employees.  We expect to reduce our headcount by approximately 1,100 employees as a result of these actions.

We estimate that we will incur approximately $40 million to $50 million in severance benefits and pension curtailment costs based on the number of employees that are expected to be accepted into the VSP, as well as the number of employees to be impacted by the involuntary workforce reduction.  We do not expect the impact of the charge on Bell’s segment profit for the full year 2015 to be significant due to anticipated savings and the impact of including the allowable portion of these costs in our indirect cost rates for U.S. government contracts.  We expect to complete these actions in the second quarter of 2015, and we expect total cash outlays for these actions to be in the range of $30 million to $40 million, which will be paid in the second and third quarters of 2015.

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

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income,  (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	April 29, 2015	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income,  (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.