Form 10-Q
period 2015-07-04
TEXTRON INC
filed 2015-07-29
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ✓  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ✓  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ✓ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        No   ✓

As of July 17, 2015, there were 276,421,869 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended July 4, 2015

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues
Manufacturing revenues	$3,223	$3,478	$6,274	$6,296
Finance revenues	24	27	46	56
Total revenues	3,247	3,505	6,320	6,352
Costs and expenses
Cost of sales	2,635	2,875	5,144	5,232
Selling and administrative expense	329	353	666	655
Interest expense	42	47	85	94
Acquisition and restructuring costs	—	20	—	36
Total costs and expenses	3,006	3,295	5,895	6,017
Income from continuing operations before income taxes	241	210	425	335
Income tax expense	72	65	128	103
Income from continuing operations	169	145	297	232
Loss from discontinued operations, net of income taxes	(2)	(1)	(2)	(3)
Net income	$167	$144	$295	$229
Basic earnings per share
Continuing operations	$0.61	$0.52	$1.07	$0.83
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Basic earnings per share	$0.60	$0.52	$1.06	$0.82
Diluted earnings per share
Continuing operations	$0.60	$0.51	$1.06	$0.82
Discontinued operations	—	—	(0.01)	(0.01)
Diluted earnings per share	$0.60	$0.51	$1.05	$0.81
Dividends per share
Common stock	$0.02	$0.02	$0.04	$0.04

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$167	$144	$295	$229
Other comprehensive income, net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	87	27	111	45
Foreign currency translation adjustments	10	2	(46)	(4)
Deferred gains (losses) on hedge contracts, net of reclassifications	4	14	(8)	7
Other comprehensive income	101	43	57	48
Comprehensive income	$268	$187	$352	$277

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	July 4, 2015	January 3, 2015
Assets
Manufacturing group
Cash and equivalents	$661	$731
Accounts receivable, net	1,163	1,035
Inventories	4,437	3,928
Other current assets	512	579
Total current assets	6,773	6,273
Property, plant and equipment, less accumulated depreciation and amortization of $3,797 and $3,685	2,462	2,497
Goodwill	2,015	2,027
Other assets	2,251	2,279
Total Manufacturing group assets	13,501	13,076
Finance group
Cash and equivalents	131	91
Finance receivables, net	1,162	1,238
Other assets	154	200
Total Finance group assets	1,447	1,529
Total assets	$14,948	$14,605
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$263	$8
Accounts payable	1,129	1,014
Accrued liabilities	2,671	2,616
Total current liabilities	4,063	3,638
Other liabilities	2,420	2,587
Long-term debt	2,650	2,803
Total Manufacturing group liabilities	9,133	9,028
Finance group
Other liabilities	242	242
Debt	971	1,063
Total Finance group liabilities	1,213	1,305
Total liabilities	10,346	10,333
Shareholders’ equity
Common stock	36	36
Capital surplus	1,535	1,459
Treasury stock	(427)	(340)
Retained earnings	4,907	4,623
Accumulated other comprehensive loss	(1,449)	(1,506)
Total shareholders’ equity	4,602	4,272
Total liabilities and shareholders’ equity	$14,948	$14,605
Common shares outstanding (in thousands)	276,342	276,582

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended July 4, 2015 and June 28, 2014, respectively

	Consolidated
(In millions)	2015	2014
Cash flows from operating activities
Net income	$295	$229
Less: Loss from discontinued operations	(2)	(3)
Income from continuing operations	297	232
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	220	214
Deferred income taxes	(15)	(14)
Other, net	53	56
Changes in assets and liabilities:
Accounts receivable, net	(144)	(96)
Inventories	(516)	(279)
Other assets	(24)	16
Accounts payable	123	(98)
Accrued and other liabilities	27	208
Income taxes, net	93	35
Pension, net	40	17
Captive finance receivables, net	53	67
Other operating activities, net	(2)	(5)
Net cash provided by operating activities of continuing operations	205	353
Net cash used in operating activities of discontinued operations	(3)	(2)
Net cash provided by operating activities	202	351
Cash flows from investing activities
Capital expenditures	(173)	(172)
Net cash used in acquisitions	(34)	(1,550)
Finance receivables repaid	46	58
Other investing activities, net	26	16
Net cash used in investing activities	(135)	(1,648)
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	(130)	(121)
Increase in short-term debt	105	—
Proceeds from long-term debt	9	1,151
Purchases of Textron common stock	(87)	(150)
Dividends paid	(11)	(11)
Other financing activities, net	21	30
Net cash provided by (used in) financing activities	(93)	899
Effect of exchange rate changes on cash and equivalents	(4)	2
Net decrease in cash and equivalents	(30)	(396)
Cash and equivalents at beginning of period	822	1,211
Cash and equivalents at end of period	$792	$815

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Six Months Ended July 4, 2015 and June 28, 2014, respectively

	Manufacturing Group		Finance Group
(In millions)	2015	2014	2015	2014
Cash flows from operating activities
Net income	$285	$222	$10	$7
Less: Loss from discontinued operations	(2)	(3)	—	—
Income from continuing operations	287	225	10	7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	215	207	5	7
Deferred income taxes	(6)	(5)	(9)	(9)
Other, net	51	48	2	8
Changes in assets and liabilities:
Accounts receivable, net	(144)	(96)	—	—
Inventories	(525)	(272)	—	—
Other assets	(34)	16	10	—
Accounts payable	123	(98)	—	—
Accrued and other liabilities	33	211	(6)	(3)
Income taxes, net	78	31	15	4
Pension, net	40	17	—	—
Other operating activities, net	(2)	(1)	—	(4)
Net cash provided by operating activities of continuing operations	116	283	27	10
Net cash used in operating activities of discontinued operations	(3)	(2)	—	—
Net cash provided by operating activities	113	281	27	10
Cash flows from investing activities
Capital expenditures	(173)	(172)	—	—
Net cash used in acquisitions	(34)	(1,550)	—	—
Finance receivables repaid	—	—	181	222
Finance receivables originated	—	—	(82)	(97)
Other investing activities, net	—	(5)	35	14
Net cash provided by (used in) investing activities	(207)	(1,727)	134	139
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	—	(1)	(130)	(120)
Increase in short-term debt	105	—	—	—
Proceeds from long-term debt	—	1,093	9	58
Purchases of Textron common stock	(87)	(150)	—	—
Dividends paid	(11)	(11)	—	—
Other financing activities, net	21	30	—	—
Net cash provided by (used in) financing activities	28	961	(121)	(62)
Effect of exchange rate changes on cash and equivalents	(4)	2	—	—
Net increase (decrease) in cash and equivalents	(70)	(483)	40	87
Cash and equivalents at beginning of period	731	1,163	91	48
Cash and equivalents at end of period	$661	$680	$131	$135

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

During 2015 and 2014, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates increased income from continuing operations before income taxes in the second quarter of 2015 and 2014 by $36 million and $38 million, respectively, ($23 million and $24 million after tax, or $0.08 and $0.09 per diluted share, respectively). For the second quarter of 2015 and 2014, the gross favorable program profit adjustments totaled $40 million and $41 million, respectively, and the gross unfavorable program profit adjustments totaled $4 million and $3 million, respectively.  Gross favorable program profit adjustments for the second quarter of 2014 included $16 million related to the settlement of the System Development and Demonstration phase of the Armed Reconnaissance Helicopter (ARH) program, which was terminated in October 2008.

The changes in estimates increased income from continuing operations before income taxes in the first half of 2015 and 2014 by $54 million and $59 million, ($34 million and $37 million after tax, or $0.12 and $0.13 per diluted share, respectively).  For the first half of 2015 and 2014, the gross favorable program profit adjustments totaled $73 million and $65 million, respectively, and the gross unfavorable program profit adjustments totaled $19 million and $6 million, respectively.  Gross favorable program profit adjustments for the first half of 2014 included $16 million related to the ARH program as described above.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, that outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the standard to the beginning of 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017.  The new standard may be adopted either retrospectively or on a modified retrospective basis whereby it would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for those contracts.  We are currently evaluating the impacts of adoption on our consolidated financial position, results of operations and related disclosures, along with the implementation approach to be used.

Note 2. Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Pension Benefits
Service cost	$29	$27	$59	$54
Interest cost	82	85	163	164
Expected return on plan assets	(121)	(117)	(242)	(228)
Amortization of prior service cost	4	4	8	8
Amortization of net actuarial loss	39	28	78	56
Curtailment and other charges	6	—	6	—
Net periodic benefit cost	$39	$27	$72	$54
Postretirement Benefits Other Than Pensions
Service cost	$1	$1	$2	$2
Interest cost	4	5	8	10
Expected return on plan assets	—	—	—	—
Amortization of prior service credit	(6)	(5)	(12)	(11)
Amortization of net actuarial loss	—	—	—	1
Net periodic benefit cost (credit)	$(1)	$1	$(2)	$2

In April 2015, our Bell segment announced cost reduction actions that resulted in a headcount reduction of approximately 12% of the Bell workforce.  We determined that a curtailment had occurred in Bell’s pension plan as a result of this reduction, which triggered a remeasurement of the projected benefit obligation. We remeasured Bell’s pension plan incorporating a 50 basis-point increase in the discount rate to 4.75%, while other assumptions remained consistent with year-end.  The remeasurement reduced our unrealized losses by approximately $98 million which was recorded in other comprehensive income in the second quarter.

Note 3.  Earnings Per Share

We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period. Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends. Diluted EPS considers the dilutive effect of all potential future common stock, including stock options. In addition, diluted EPS for the three and six months ended June 28, 2014 includes the impact of the initial delivery of shares under an Accelerated Share Repurchase agreement (ASR), which was settled in December 2014 as disclosed in Note 9 of our 2014 Annual Report on Form 10-K.

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Basic weighted-average shares outstanding	277,715	280,280	277,808	280,715
Dilutive effect of:
Stock options	2,220	2,042	2,216	2,072
ASR	—	442	—	312
Diluted weighted-average shares outstanding	279,935	282,764	280,024	283,099

Stock options to purchase 2 million and 1 million of common shares outstanding are excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended July 4, 2015, respectively, as their effect would have been anti-dilutive.  For both the three and six months ended June 28, 2014, stock options to purchase 2 million of common shares outstanding are excluded from the calculation of diluted weighted average shares, as their effect would have been anti-dilutive.

Note 4.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	July 4, 2015	January 3, 2015
Commercial	$894	$765
U.S. Government contracts	300	300
	1,194	1,065
Allowance for doubtful accounts	(31)	(30)
Total	$1,163	$1,035

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $150 million at July 4, 2015 and $151 million at January 3, 2015.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	July 4, 2015	January 3, 2015
Finance receivables*	$1,216	$1,289
Allowance for losses	(54)	(51)
Total finance receivables, net	$1,162	$1,238

* Includes finance receivables held for sale of $33 million and $35 million at July 4, 2015 and January 3, 2015, respectively.

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

Finance receivables categorized based on the credit quality indicators discussed above are summarized as follows:

(In millions)	July 4, 2015	January 3, 2015
Performing	$1,014	$1,062
Watchlist	72	111
Nonaccrual	97	81
Total	$1,183	$1,254
Nonaccrual as a percentage of finance receivables	8.20%	6.46%

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

Finance receivables by delinquency aging category are summarized in the table below:

(In millions)	July 4, 2015	January 3, 2015
Less than 31 days past due	$1,016	$1,080
31-60 days past due	104	117
61-90 days past due	17	28
Over 90 days past due	46	29
Total	$1,183	$1,254
60 + days contractual delinquency as a percentage of finance receivables	5.33%	4.55%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  Interest income recognized on impaired loans was not significant in the first half of 2015 or 2014.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	July 4, 2015	January 3, 2015
Recorded investment:
Impaired loans with related allowance for losses	$61	$68
Impaired loans with no related allowance for losses	41	42
Total	$102	$110
Unpaid principal balance	$108	$115
Allowance for losses on impaired loans	22	20
Average recorded investment	103	115

A summary of the allowance for losses on finance receivables that are evaluated on an individual basis and on a collective basis is provided below.  The finance receivables included in the table below specifically exclude leveraged leases in accordance with generally accepted accounting principles.

(In millions)	July 4, 2015	January 3, 2015
Allowance based on collective evaluation	$32	$31
Allowance based on individual evaluation	22	20
Finance receivables evaluated collectively	$962	$1,023
Finance receivables evaluated individually	102	110

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

A rollforward of the allowance for losses on finance receivables is provided below:

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Balance at the beginning of period	$51	$55
Provision for losses	(1)	6
Charge-offs	(2)	(10)
Recoveries	6	3
Balance at the end of period	$54	$54

Note 5.  Inventories

Inventories are composed of the following:

(In millions)	July 4, 2015	January 3, 2015
Finished goods	$1,895	$1,582
Work in process	3,114	2,683
Raw materials and components	575	546
	5,584	4,811
Progress/milestone payments	(1,147)	(883)
Total	$4,437	$3,928

Note 6.  Accrued Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years.  Changes in our warranty and product maintenance contract liability are as follows:

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Balance at the beginning of period	$281	$223
Provision	150	151
Settlements	(160)	(144)
Acquisitions	4	58
Adjustments*	(6)	(6)
Balance at the end of period	$269	$282

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  We utilize foreign currency exchange contracts to manage this volatility. Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At July 4, 2015 and January 3, 2015, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $468 million and $696 million, respectively.  At July 4, 2015, the fair value amounts of our foreign currency exchange contracts were a $15 million asset and a $35 million liability. At January 3, 2015, the fair value amounts of our foreign currency exchange contracts were a $16 million asset and a $26 million liability.

We primarily utilize forward exchange contracts which have maturities of no more than three years.  These contracts qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At July 4, 2015, we had a net deferred loss of $21 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on cash flow hedges, including gains and losses related to hedge ineffectiveness, were not significant in the periods presented.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended July 4, 2015 and January 3, 2015, the Finance group’s impaired nonaccrual finance receivables of $39 million and $49 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides.  Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses totaling $3 million and $6 million for the three and six months ended July 4, 2015 and $6 million and $11 million for the three and six months ended June 28, 2014, respectively.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	July 4, 2015		January 3, 2015
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,740)	$(2,897)	$(2,742)	$(2,944)
Finance group
Finance receivables, excluding leases	928	937	1,004	1,021
Debt	(971)	(946)	(1,063)	(1,051)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions (Level 2).  At July 4, 2015 and January 3, 2015, approximately 73% and 75%, respectively, of the fair value of term debt for the Finance group was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2).  The remaining Finance group debt was determined based on observable market transactions (Level 1). Fair value estimates for finance receivables were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 8.  Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
For the six months ended July 4, 2015
Balance at the beginning of the period	$(1,511)	$18	$(13)	$(1,506)
Other comprehensive income (loss) before reclassifications	62	(46)	(14)	2
Reclassified from Accumulated other comprehensive loss	49	—	6	55
Other comprehensive income (loss)	111	(46)	(8)	57
Balance at the end of the period	$(1,400)	$(28)	$(21)	$(1,449)
For the six months ended June 28, 2014
Balance at the beginning of the period	$(1,110)	$93	$(10)	$(1,027)
Other comprehensive income (loss) before reclassifications	9	(4)	2	7
Reclassified from Accumulated other comprehensive loss	36	—	5	41
Other comprehensive income (loss)	45	(4)	7	48
Balance at the end of the period	$(1,065)	$89	$(3)	$(979)

The before and after-tax components of Other Comprehensive Income are presented below:

(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
For the three months ended July 4, 2015
Pension and postretirement benefits adjustments:
Unrealized gains	$98	$(36)	$62
Amortization of net actuarial loss*	39	(14)	25
Pension and postretirement benefits adjustments, net	137	(50)	87
Deferred gains on hedge contracts:
Current deferrals	3	(1)	2
Reclassification adjustments	3	(1)	2
Deferred gains on hedge contracts, net	6	(2)	4
Foreign currency translation adjustments	9	1	10
Total	$152	$(51)	$101
For the three months ended June 28, 2014
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$28	$(10)	$18
Amortization of prior service credit*	(1)	1	—
Recognition of prior service cost	15	(6)	9
Pension and postretirement benefits adjustments, net	42	(15)	27
Deferred gains on hedge contracts:
Current deferrals	13	(2)	11
Reclassification adjustments	5	(2)	3
Deferred gains on hedge contracts, net	18	(4)	14
Foreign currency translation adjustments	—	2	2
Total	$60	$(17)	$43
For the six months ended July 4, 2015
Pension and postretirement benefits adjustments:
Unrealized gains	$98	$(36)	$62
Amortization of net actuarial loss*	78	(28)	50
Amortization of prior service credit*	(2)	1	(1)
Pension and postretirement benefits adjustments, net	174	(63)	111
Deferred gains (losses) on hedge contracts:
Current deferrals	(18)	4	(14)
Reclassification adjustments	9	(3)	6
Deferred gains (losses) on hedge contracts, net	(9)	1	(8)
Foreign currency translation adjustments	(43)	(3)	(46)
Total	$122	$(65)	$57
For the six months ended June 28, 2014
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$57	$(20)	$37
Amortization of prior service credit*	(3)	2	(1)
Recognition of prior service cost	15	(6)	9
Pension and postretirement benefits adjustments, net	69	(24)	45
Deferred gains on hedge contracts:
Current deferrals	2	—	2
Reclassification adjustments	7	(2)	5
Deferred gains on hedge contracts, net	9	(2)	7
Foreign currency translation adjustments	(7)	3	(4)
Total	$71	$(23)	$48

* These components of other comprehensive income are included in the computation of net periodic pension cost.  See Note 11 of our 2014 Annual Report on Form 10-K for additional information.

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues
Textron Aviation	$1,124	$1,183	$2,175	$1,968
Bell	850	1,119	1,663	1,992
Textron Systems	322	282	637	645
Industrial	927	894	1,799	1,691
Finance	24	27	46	56
Total revenues	$3,247	$3,505	$6,320	$6,352
Segment Profit
Textron Aviation	$88	$28	$155	$42
Bell	101	141	177	237
Textron Systems	21	34	49	73
Industrial	86	94	168	160
Finance	10	7	16	11
Segment profit	306	304	565	523
Corporate expenses and other, net	(33)	(38)	(75)	(81)
Interest expense, net for Manufacturing group	(32)	(36)	(65)	(71)
Acquisition and restructuring costs	—	(20)	—	(36)
Income from continuing operations before income taxes	$241	$210	$425	$335

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended			Six Months Ended*
(Dollars in millions)	July 4, 2015	June 28, 2014	Percentage Change	July 4, 2015	June 28, 2014	Percentage Change
Revenues	$3,247	$3,505	(7)%	$6,320	$6,352	(1)%
Operating expenses	2,964	3,228	(8)%	5,810	5,887	(1)%
Cost of sales	2,635	2,875	(8)%	5,144	5,232	(2)%
Gross margin percentage of Manufacturing revenues	18.2%	17.3%		18.0%	16.9%
Selling and administrative expense	$329	$353	(7)%	$666	$655	2%

* On March 14, 2014, we completed the acquisition of Beechcraft and as a result, the six-month period ended June 28, 2014 does not reflect a full six months of Beechcraft operating results.

An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 18 to 23.

Revenues

Revenues decreased $258 million, 7%, in the second quarter of 2015, compared with the second quarter of 2014, as decreases at the Bell and Textron Aviation segments were partially offset by higher revenues in the Textron Systems and Industrial segments.  The net revenue decrease included the following factors:

•                  Lower Bell revenues of $269 million, largely due to a $148 million decrease in V-22 program revenues, primarily reflecting lower aircraft deliveries, a decrease of $61 million in other military revenues primarily due to $41 million recorded in the second quarter of 2014 related to the settlement of the System Development and Demonstration (SDD) phase of the Armed Reconnaissance Helicopter (ARH) program, and a decrease of $60 million in commercial revenues, largely related to lower commercial aircraft deliveries.

•                  Lower Textron Aviation revenues of $59 million, primarily due to lower Citation jet revenues of $45 million on the same number of units sold reflecting a change in the mix of jets sold during the period.

•                  Higher Textron Systems revenues of $40 million, primarily due to higher volume of $51 million in the Unmanned Systems product line and higher volume of $26 million in the Marine and Land Systems product line, partially offset by lower volume of $28 million in the Weapons and Sensors product line.

•      Higher Industrial segment revenues of $33 million, primarily due to higher volume of $92 million, largely in the Fuel Systems and Functional Components product line, partially offset by an unfavorable foreign exchange impact of $69 million.

Revenues decreased $32 million, 1%, in the first half of 2015, compared with the first half of 2014, as decreases in the Bell, Finance and Textron Systems segments were partially offset by higher revenues in the Textron Aviation and Industrial segments.  The net revenue decrease included the following factors:

•                  Lower Bell revenues of $329 million, largely due to a $232 million decrease in V-22 program revenues, primarily reflecting lower aircraft deliveries, a decrease of $58 million in other military revenues primarily due to $41 million related to the ARH program as described above, and a decrease of $39 million in commercial revenues, largely related to lower commercial aircraft deliveries.

•                  Lower Finance revenues of $10 million, primarily attributable to lower average finance receivables.

•                  Lower Textron Systems revenues of $8 million, primarily due to lower volume of $46 million in the Weapons and Sensors product line, lower volume of $29 million in the Marine and Land Systems product line, mostly offset by higher volume of $62 million in the Unmanned Systems product line.

•                  Higher Textron Aviation revenues of $207 million, primarily due to the impact of the Beechcraft acquisition.

•                  Higher Industrial segment revenues of $108 million, primarily due to higher volume of $191 million, largely in the Fuel Systems and Functional Components product line, and an impact of $55 million from acquisitions, partially offset by an unfavorable foreign exchange impact of $131 million.

Cost of Sales and Selling and Administrative Expense

Manufacturing cost of sales and selling and administrative expense together comprise our operating expenses. Cost of sales decreased $240 million, 8%, in the second quarter of 2015, compared with the second quarter of 2014, largely due to lower volume at the Bell and Textron Aviation segments, partially offset by higher volume in the Industrial segment, and a favorable foreign exchange impact of $61 million mostly related to the strengthening of the U.S. dollar against the Euro. The 90 basis point improvement in gross margin was largely driven by Textron Aviation, primarily reflecting lower amortization of fair value step-up adjustments related to acquired Beechcraft inventories.

Cost of sales decreased $88 million in the first half of 2015, compared with the first half of 2014, largely due to lower volume at the Bell segment, partially offset by an increase from acquired businesses, primarily Beechcraft, higher volume in the Industrial segment and a favorable foreign exchange impact of $114 million mostly related to the strengthening of the U.S. dollar against the Euro. The 100 basis point improvement in gross margin was largely driven by Textron Aviation, primarily reflecting lower amortization of fair value step-up adjustments related to acquired Beechcraft inventories and the benefit of the integrated cost structure of Beechcraft and Cessna.

Selling and administrative expense decreased $24 million, 7%, in the second quarter of 2015, compared with the second quarter of 2014, primarily due to cost reduction initiatives in the Textron Aviation and Bell segments.  In the first half of 2015, selling and administrative expense increased $11 million, compared with the first half of 2014, largely reflecting higher operating expenses related to acquired businesses, primarily Beechcraft, partially offset by improvements related to the cost reduction initiatives and an $11 million favorable foreign exchange impact mostly from the strengthening of the U.S. dollar against the Euro.

Acquisition and Restructuring Costs

In connection with the integration of Beechcraft, we initiated a restructuring program in our Textron Aviation segment in the first quarter of 2014 to align the Cessna and Beechcraft businesses, reduce operating redundancies and maximize efficiencies.  During the second quarter and first half of 2014, we recorded charges of $20 million and $25 million, respectively, related to these restructuring activities that were included in the Acquisition and restructuring costs line on the Consolidated Statements of Operations, along with $11 million of transaction costs incurred during the first quarter of 2014.

Backlog

(In millions)	July 4, 2015	January 3, 2015
Bell	$4,810	$5,524
Textron Systems	2,740	2,790
Textron Aviation	1,411	1,365
Total backlog	$8,961	$9,679

Bell’s backlog decreased $714 million in the second quarter of 2015 as total deliveries, largely under the V-22 program, exceeded new orders.

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

Textron Aviation

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues	$1,124	$1,183	$2,175	$1,968
Operating expenses	1,036	1,155	2,020	1,926
Segment profit	88	28	155	42
Profit margin	7.8%	2.4%	7.1%	2.1%
Textron Aviation Revenues and Operating Expenses The following factors contributed to the change in Textron Aviation’s revenues for the periods:
(In millions)			Q2 2015 versus Q2 2014	YTD 2015 versus YTD 2014
Acquisitions			$—	$219
Volume and mix			(64)	(23)
Other			5	11
Total change			$(59)	$207

In the second quarter of 2015, Textron Aviation’s revenues decreased $59 million, 5%, compared with the second quarter of 2014, primarily due to lower volume and mix of $64 million. This decrease was primarily due to lower Citation jet revenues of $45 million on the same number of units sold, reflecting a change in the mix of jets sold during the period. We delivered 36 Citation jets and 30 King Air turboprops in the second quarter of 2015, compared with 36 Citation jets and 34 King Air turboprops in the second quarter of 2014.  The portion of the segment’s revenues derived from aftermarket sales and services represented 31% of its total revenues in the second quarter of 2015, compared with 32% in the second quarter of 2014.

In the first half of 2015, Textron Aviation’s revenues increased $207 million, 11%, compared with the first half of 2014, primarily due to the impact of the Beechcraft acquisition. Lower volume and mix of $23 million was primarily the result of lower Citation jet revenues of $67 million, reflecting a change in the mix of jets sold during the period, partially offset by higher military volume of $56 million.  We delivered 69 Citation jets and 55 King Air turboprops in the first half of 2015, compared with 71 Citation jets and 42 King Air turboprops in the first half of 2014.  The portion of the segment’s revenues derived from aftermarket sales and services represented 33% of its total revenues in both the first half of 2015 and 2014.

Textron Aviation’s operating expenses decreased by $119 million in the second quarter of 2015 compared with the second quarter of 2014, primarily due to lower net sales volume as described above and lower amortization of $27 million related to fair value step-up adjustments of acquired Beechcraft inventories sold during the period.

Textron Aviation’s operating expenses increased $94 million in the first half of 2015 compared with the first half of 2014, primarily due to the incremental operating costs related to the Beechcraft acquisition in the first quarter, partially offset by lower amortization of $34 million related to fair value step-up adjustments of acquired Beechcraft inventories sold during the period.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q2 2015 versus Q2 2014	YTD 2015 versus YTD 2014
Performance and other	$48	$86
Volume and mix	12	27
Total change	$60	$113

Segment profit at Textron Aviation increased $60 million in the second quarter of 2015 compared with the second quarter of 2014, primarily due to an increase in performance and other, which includes lower amortization of $27 million related to fair value step-up adjustments as described above, and the benefit of the integrated cost structure of Beechcraft and Cessna.  The favorable impact from volume and mix was largely due to the mix of products sold.

Segment profit at Textron Aviation increased $113 million in the first half of 2015, compared with the first half of 2014, primarily due to an increase in performance and other, reflecting the net profit impact of the Beechcraft acquisition, which includes the benefit of the integrated cost structure of Beechcraft and Cessna. Performance and other in the first half of 2015 also includes lower amortization of $34 million related to fair value step-up adjustments as described above.  The favorable impact from volume and mix was largely due to the mix of products sold.

Bell

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues:
V-22 program	$297	$445	$593	$825
Other military	207	268	425	483
Commercial	346	406	645	684
Total revenues	850	1,119	1,663	1,992
Operating expenses	749	978	1,486	1,755
Segment profit	101	141	177	237
Profit margin	11.9%	12.6%	10.6%	11.9%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q2 2015 versus Q2 2014	YTD 2015 versus YTD 2014
Volume and mix	$(273)	$(336)
Other	4	7
Total change	$(269)	$(329)

Bell’s revenues decreased $269 million, 24%, in the second quarter of 2015, compared with the second quarter of 2014, primarily due to the following factors:

•

$148 million decrease in V-22 program revenues, primarily reflecting lower aircraft deliveries, as we delivered 6 V-22 aircraft in the second quarter of 2015 compared with 10 V-22 aircraft in the second quarter of 2014.

•

$61 million decrease in other military revenues primarily due to $41 million recorded in the second quarter of 2014 related to the settlement of the SDD phase of the ARH program. Bell delivered 6 H-1 aircraft in the second quarter of 2015, compared with 8 H-1 aircraft in the second quarter of 2014.

•

$60 million decrease in commercial revenues, largely related to lower commercial aircraft deliveries. Bell delivered 39 commercial aircraft in the second quarter of 2015, compared with 46 commercial aircraft in the second quarter of 2014.

Bell’s revenues decreased $329 million, 17%, in the first half of 2015, compared with the first half of 2014, primarily due to the following factors:

•

$232 million decrease in V-22 program revenues, primarily reflecting lower aircraft deliveries, as we delivered 12 V-22 aircraft in the first half of 2015, compared with 18 V-22 aircraft in the first half of 2014.

•

$58 million decrease in other military revenues primarily due to $41 million related to the ARH program as described above. Bell delivered 10 H-1 aircraft in the first half of 2015, compared with 13 H-1 aircraft in the first half of 2014.

•

$39 million decrease in commercial revenues, largely related to lower commercial aircraft deliveries. Bell delivered 74 commercial aircraft in the first half of 2015, compared with 80 commercial aircraft in the first half of 2014.

Bell’s operating expenses decreased $229 million and $269 million in the second quarter and first half of 2015, respectively, compared with the corresponding periods of 2014, primarily due to lower net sales volume as described above.

As a result of cost reduction actions announced in April 2015, Bell incurred approximately $40 million in severance and benefit costs during the quarter.  The impact of the restructuring on Bell’s segment profit was not significant due to cost savings from headcount reductions and the impact of including a portion of these costs in our indirect cost rates. These actions reduced Bell’s headcount by approximately 1,100 employees representing approximately 12% of the Bell workforce.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q2 2015 versus Q2 2014	YTD 2015 versus YTD 2014
Volume and mix	$(69)	$(89)
Performance and Other	29	29
Total change	$(40)	$(60)

Bell’s segment profit decreased $40 million and $60 million in the second quarter and first half of 2015, respectively, compared with the corresponding periods of 2014. The impact of volume and mix was largely the result of lower V-22 aircraft deliveries, lower commercial aircraft deliveries and a $16 million favorable program profit adjustment in the second quarter of 2014 related to the ARH program as described above. The unfavorable impact of volume and mix was partially offset by $29 million of favorable performance, largely related to ongoing cost reduction activities.

Textron Systems

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues	$322	$282	$637	$645
Operating expenses	301	248	588	572
Segment profit	21	34	49	73
Profit margin	6.5%	12.1%	7.7%	11.3%

Textron Systems Revenues and Operating Expenses The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q2 2015 versus Q2 2014	YTD 2015 versus YTD 2014
Volume	$38	$(11)
Other	2	3
Total change	$40	$(8)

Revenues at Textron Systems increased $40 million, 14% in the second quarter of 2015 compared with the second quarter of 2014, primarily due to higher volume in the Unmanned Systems product line of $51 million and higher volume in the Marine and Land Systems product line of $26 million, partially offset by lower volume in the Weapons and Sensors product line of $28 million.

Revenues at Textron Systems decreased $8 million in the first half of 2015, compared with the first half of 2014, primarily due to lower volume in the Weapons and Sensors product line of $46 million and lower volume in the Marine and Land Systems product line of $29 million, mostly offset by higher volume in the Unmanned Systems product line of $62 million.  The lower volume in the Marine and Land Systems and Weapons and Sensors product lines largely reflects the timing of deliveries during the year.

Textron Systems’ operating expenses increased $53 million in the second quarter of 2015 compared with the second quarter of 2014, primarily due to higher volume as described above and an unfavorable mix of products delivered.

Textron Systems’ operating expenses increased $16 million in the first half of 2015, compared with the first half of 2014, largely related to an unfavorable mix of products delivered.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q2 2015 versus Q2 2014	YTD 2015 versus YTD 2014
Volume and mix	$(9)	$(22)
Performance	(3)	—
Other	(1)	(2)
Total change	$(13)	$(24)

Textron Systems segment profit decreased $13 million and $24 million in the second quarter and first half of 2015, respectively, compared with the corresponding periods of 2014.  Volume and mix reflects an unfavorable product mix in 2015.

Industrial

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues:
Fuel Systems and Functional Components	$526	$512	$1,039	$1,004
Other Industrial	401	382	760	687
Total revenues	927	894	1,799	1,691
Operating expenses	841	800	1,631	1,531
Segment profit	86	94	168	160
Profit margin	9.3%	10.5%	9.3%	9.5%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q2 2015 versus Q2 2014	YTD 2015 versus YTD 2014
Volume	$92	$191
Acquisitions	14	55
Foreign exchange	(69)	(131)
Other	(4)	(7)
Total change	$33	$108

Industrial segment revenues increased $33 million, 4%, in the second quarter of 2015, compared with the second quarter of 2014, primarily due to higher volume of $92 million and the impact from acquisitions of $14 million, primarily within our Specialized Vehicles and Equipment product line. These increases were partially offset by an unfavorable foreign exchange impact of $69 million mostly related to the strengthening of the U.S. dollar primarily against the Euro.  Higher volume reflected a $74 million increase in the Fuel Systems and Functional Components product line, primarily due to automotive industry demand in Europe and North America.

Industrial segment revenues increased $108 million, 6%, in the first half of 2015, compared with the first half of 2014, primarily due to higher volume of $191 million and the impact from acquisitions of $55 million, primarily within our Specialized Vehicles and Equipment product line. These increases were partially offset by an unfavorable foreign exchange impact $131 million mostly related to the strengthening of the U.S. dollar primarily against the Euro.  Higher volume reflected a $146 million increase in the Fuel Systems and Functional Components product line, primarily due to automotive industry demand in Europe and North America.

Operating expenses for the Industrial segment increased $41 million and $100 million in the second quarter and first half of 2015, respectively, compared with the corresponding periods of 2014, largely due to the impact from higher volume as described above and additional operating expenses from acquisitions of $14 million and $53 million, respectively, partially offset by a favorable impact of $66 million and $124 million, respectively, from foreign exchange fluctuations.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q2 2015 versus Q2 2014	YTD 2015 versus YTD 2014
Volume	$10	$27
Performance	(14)	(15)
Foreign exchange	(3)	(7)
Other	(1)	3
Total change	$(8)	$8

Segment profit for the Industrial segment decreased $8 million in the second quarter of 2015, compared with the second quarter of 2014, primarily due to unfavorable performance of $14 million, partially offset by the impact from higher volume as described above.

Segment profit for the Industrial segment increased $8 million in the first half of 2015, compared with the first half of 2014, largely due to the impact from higher volume as described above, partially offset by unfavorable performance of $15 million and an unfavorable impact of $7 million from foreign exchange fluctuations.

Finance

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues	$24	$27	$46	$56
Segment profit	10	7	16	11

Finance segment revenues decreased $3 million and $10 million in the second quarter and first half of 2015, respectively, compared with the corresponding periods of 2014, primarily attributable to average finance receivables being lower by $198 million and $215 million, respectively. Finance segment profit increased $3 million and $5 million in the second quarter and first half of 2015, respectively, compared with the corresponding periods of 2014, primarily due to lower provision for loan losses of $4 million and $7 million.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	July 4, 2015	January 3, 2015
Finance receivables*	$1,183	$1,254
Nonaccrual finance receivables	97	81
Ratio of nonaccrual finance receivables to finance receivables	8.20%	6.46%
60+ days contractual delinquency	$63	$57
60+ days contractual delinquency as a percentage of finance receivables	5.33%	4.55%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	July 4, 2015	January 3, 2015
Manufacturing group
Cash and equivalents	$661	$731
Debt	2,913	2,811
Shareholders’ equity	4,602	4,272
Capital (debt plus shareholders’ equity)	7,515	7,083
Net debt (net of cash and equivalents) to capital	33%	33%
Debt to capital	39%	40%
Finance group
Cash and equivalents	$131	$91
Debt	971	1,063

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

Textron has a senior unsecured revolving credit facility that expires in October 2018 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At July 4, 2015, there were no amounts borrowed against the facility. We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Operating activities	$116	$283
Investing activities	(207)	(1,727)
Financing activities	28	961

Cash flows from operating activities decreased $167 million during the first half of 2015, compared with the first half of 2014, largely due to an unfavorable change in working capital, primarily resulting from an increase in cash used for inventory at Textron Aviation and Textron Systems to support sales growth.

Cash flows used in investing activities included capital expenditures of $173 million and $172 million in the first half of 2015 and 2014, respectively.  Investing cash flows also included a $1.5 billion aggregate cash payment to acquire Beechcraft in the first quarter of 2014.

In the first half of 2015, financing activities included an increase in short-term debt of $105 million, primarily from the issuance of commercial paper.  Financing activities in the first half of 2014 included proceeds of $1.1 billion from long-term debt, which was used to finance a portion of the Beechcraft acquisition.

In the second quarter of 2015, under a 2013 share repurchase authorization, we repurchased an aggregate of 1.9 million shares of our outstanding common stock for $87 million.  In the first half of 2014, we repurchased shares of our outstanding common stock from a counterparty for $150 million under an accelerated share repurchase agreement.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Operating activities	$27	$10
Investing activities	134	139
Financing activities	(121)	(62)

Finance cash flows from operating activities increased in the first half of 2015, compared with the first half of 2014, primarily due to $10 million of net taxes paid during the first half of 2014.

Cash flows from investing activities included collections on finance receivables totaling $181 million and $222 million in the first half of 2015 and 2014, respectively, partially offset by finance receivable originations of $82 million and $97 million, respectively.

In the first half of 2015, cash flows used in financing activities included payments on long-term and nonrecourse debt of $130 million, compared with $120 million of payments in the first half of 2014.  These cash outflows were partially offset by proceeds from long-term debt of $9 million and $58 million in the first half of 2015 and 2014, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Operating activities	$205	$353
Investing activities	(135)	(1,648)
Financing activities	(93)	899

Cash flows from operating activities decreased $148 million during the first half of 2015, compared with the first half of 2014, largely due to an unfavorable change in working capital, primarily resulting from an increase in cash used for inventory at Textron Aviation and Textron Systems to support sales growth.

Cash flows used in investing activities included capital expenditures of $173 million and $172 million in the first half of 2015 and 2014, respectively.  Investing cash flows also included a $1.5 billion aggregate cash payment to acquire Beechcraft in the first quarter of 2014.  Collections on finance receivables totaled $46 million and $58 million in the first half of 2015 and 2014, respectively.

Total cash used in financing activities in the first half of 2015 consisted of payments on long-term and nonrecourse debt of $130 million, partially offset by an increase in short-term debt of $105 million, primarily from the issuance of commercial paper.  Cash flows from financing activities in the first half of 2014 included proceeds of $1.2 billion from long-term debt, which was used primarily to finance a portion of the Beechcraft acquisition.  Cash flows used in financing activities also included $87 million and $150 million of share repurchases in the first half of 2015 and 2014, respectively.

Captive Financing and Other Intercompany Transactions

The Finance group finances retail purchases and leases for new and pre-owned aircraft and helicopters manufactured by our Manufacturing group, otherwise known as captive financing.  In the Consolidated Statements of Cash Flows, cash received from customers is reflected as operating activities when received from third parties.  However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group.  For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows.  Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow.  Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing.  These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated from the Consolidated Statements of Cash Flows.

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Reclassifications from investing activities to operating activities:
Cash received from customers	$135	$164
Finance receivable originations for Manufacturing group inventory sales	(82)	(97)
Other	9	(7)
Total reclassifications from investing activities to operating activities	$62	$60

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

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Gross favorable	$40	$41	$73	$65
Gross unfavorable	(4)	(3)	(19)	(6)
Net adjustments	$36	$38	$54	$59

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended July 4, 2015. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2014 Annual Report on Form 10-K.

Item 4.         CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 4, 2015. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of July 4, 2015.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 4, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides information about our second quarter 2015 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased (1)	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan (1)	Maximum Number of Shares that may yet be Purchased under the Plan
April 5, 2015 – May 9, 2015	802	$44.51	802	15,277
May 10, 2015 – June 6, 2015	1,127	45.43	1,127	14,150
June 7, 2015 – July 4, 2015	—	—	—	14,150
Total	1,929	$45.05	1,929

(1)   These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that had been announced on January 23, 2013. This plan has no expiration date.

Item 6.	EXHIBITS

10.1	Textron Inc. 2015 Long-Term Incentive Plan

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 29, 2015	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

10.1	Textron Inc. 2015 Long-Term Incentive Plan

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.