Form 10-Q
period 2015-10-03
TEXTRON INC
filed 2015-10-28
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

As of October 16, 2015, there were 273,670,398 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended October 3, 2015

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues
Manufacturing revenues	$3,163	$3,405	$9,437	$9,701
Finance revenues	17	25	63	81
Total revenues	3,180	3,430	9,500	9,782
Costs and expenses
Cost of sales	2,584	2,845	7,728	8,077
Selling and administrative expense	303	304	969	959
Interest expense	41	47	126	141
Acquisition and restructuring costs	—	3	—	39
Total costs and expenses	2,928	3,199	8,823	9,216
Income from continuing operations before income taxes	252	231	677	566
Income tax expense	76	71	204	174
Income from continuing operations	176	160	473	392
Loss from discontinued operations, net of income taxes	—	(1)	(2)	(4)
Net income	$176	$159	$471	$388
Basic earnings per share
Continuing operations	$0.64	$0.57	$1.71	$1.40
Discontinued operations	—	—	(0.01)	(0.02)
Basic earnings per share	$0.64	$0.57	$1.70	$1.38
Diluted earnings per share
Continuing operations	$0.63	$0.57	$1.69	$1.39
Discontinued operations	—	—	(0.01)	(0.02)
Diluted earnings per share	$0.63	$0.57	$1.68	$1.37
Dividends per share
Common stock	$0.02	$0.02	$0.06	$0.06

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$176	$159	$471	$388
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	22	17	133	62
Foreign currency translation adjustments	1	(43)	(45)	(47)
Deferred gains (losses) on hedge contracts, net of reclassifications	(1)	(5)	(9)	2
Other comprehensive income (loss)	22	(31)	79	17
Comprehensive income	$198	$128	$550	$405

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	October 3, 2015	January 3, 2015
Assets
Manufacturing group
Cash and equivalents	$497	$731
Accounts receivable, net	1,159	1,035
Inventories	4,574	3,928
Other current assets	507	579
Total current assets	6,737	6,273
Property, plant and equipment, less accumulated depreciation and amortization of $3,854 and $3,685	2,488	2,497
Goodwill	2,026	2,027
Other assets	2,234	2,279
Total Manufacturing group assets	13,485	13,076
Finance group
Cash and equivalents	117	91
Finance receivables, net	1,138	1,238
Other assets	158	200
Total Finance group assets	1,413	1,529
Total assets	$14,898	$14,605
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$414	$8
Accounts payable	1,173	1,014
Accrued liabilities	2,602	2,616
Total current liabilities	4,189	3,638
Other liabilities	2,426	2,587
Long-term debt	2,391	2,803
Total Manufacturing group liabilities	9,006	9,028
Finance group
Other liabilities	229	242
Debt	967	1,063
Total Finance group liabilities	1,196	1,305
Total liabilities	10,202	10,333
Shareholders’ equity
Common stock	36	36
Capital surplus	1,561	1,459
Treasury stock	(551)	(340)
Retained earnings	5,077	4,623
Accumulated other comprehensive loss	(1,427)	(1,506)
Total shareholders’ equity	4,696	4,272
Total liabilities and shareholders’ equity	$14,898	$14,605
Common shares outstanding (in thousands)	273,862	276,582

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended October 3, 2015 and September 27, 2014, respectively

	Consolidated
(In millions)	2015	2014
Cash flows from operating activities
Net income	$471	$388
Less: Loss from discontinued operations	(2)	(4)
Income from continuing operations	473	392
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	332	325
Deferred income taxes	(11)	(41)
Other, net	78	80
Changes in assets and liabilities:
Accounts receivable, net	(122)	(55)
Inventories	(654)	(370)
Other assets	6	24
Accounts payable	156	(120)
Accrued and other liabilities	(18)	137
Income taxes, net	64	61
Pension, net	61	31
Captive finance receivables, net	58	107
Other operating activities, net	(4)	(2)
Net cash provided by operating activities of continuing operations	419	569
Net cash used in operating activities of discontinued operations	(4)	(3)
Net cash provided by operating activities	415	566
Cash flows from investing activities
Capital expenditures	(286)	(255)
Net cash used in acquisitions	(81)	(1,580)
Finance receivables repaid	66	77
Other investing activities, net	31	33
Net cash used in investing activities	(270)	(1,725)
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	(196)	(462)
Proceeds from long-term debt	55	1,187
Increase in short-term debt	—	25
Purchases of Textron common stock	(211)	(302)
Dividends paid	(17)	(17)
Other financing activities, net	25	33
Net cash provided by (used in) financing activities	(344)	464
Effect of exchange rate changes on cash and equivalents	(9)	(5)
Net decrease in cash and equivalents	(208)	(700)
Cash and equivalents at beginning of period	822	1,211
Cash and equivalents at end of period	$614	$511

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Nine Months Ended October 3, 2015 and September 27, 2014, respectively

	Manufacturing Group		Finance Group
(In millions)	2015	2014	2015	2014
Cash flows from operating activities
Net income	$458	$378	$13	$10
Less: Loss from discontinued operations	(2)	(4)	—	—
Income from continuing operations	460	382	13	10
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	324	315	8	10
Deferred income taxes	(3)	(25)	(8)	(16)
Other, net	74	69	4	11
Changes in assets and liabilities:
Accounts receivable, net	(122)	(55)	—	—
Inventories	(661)	(344)	—	—
Other assets	(6)	38	12	(14)
Accounts payable	156	(120)	—	—
Accrued and other liabilities	(10)	145	(8)	(8)
Income taxes, net	58	57	6	4
Pension, net	61	31	—	—
Dividends received from Finance Group	20	—	—	—
Other operating activities, net	(4)	(2)	—	—
Net cash provided by (used in) operating activities of continuing operations	347	491	27	(3)
Net cash used in operating activities of discontinued operations	(4)	(3)	—	—
Net cash provided by (used in) operating activities	343	488	27	(3)
Cash flows from investing activities
Capital expenditures	(286)	(255)	—	—
Net cash used in acquisitions	(81)	(1,580)	—	—
Finance receivables repaid	—	—	269	307
Finance receivables originated	—	—	(145)	(123)
Other investing activities, net	2	(12)	36	19
Net cash provided by (used in) investing activities	(365)	(1,847)	160	203
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	—	(201)	(196)	(261)
Proceeds from long-term debt	—	1,093	55	94
Increase in short-term debt	—	25	—	—
Purchases of Textron common stock	(211)	(302)	—	—
Dividends paid	(17)	(17)	(20)	—
Other financing activities, net	25	33	—	—
Net cash provided by (used in) financing activities	(203)	631	(161)	(167)
Effect of exchange rate changes on cash and equivalents	(9)	(5)	—	—
Net increase (decrease) in cash and equivalents	(234)	(733)	26	33
Cash and equivalents at beginning of period	731	1,163	91	48
Cash and equivalents at end of period	$497	$430	$117	$81

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

During 2015 and 2014, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates increased income from continuing operations before income taxes in the third quarter of 2015 and 2014 by $14 million and $10 million, respectively, ($9 million and $6 million after tax, or $0.03 and $0.02 per diluted share, respectively).  For the third quarter of 2015 and 2014, the gross favorable program profit adjustments totaled $20 million and $25 million, respectively, and the gross unfavorable program profit adjustments totaled $6 million and $15 million, respectively.

The changes in estimates increased income from continuing operations before income taxes in the first nine months of 2015 and 2014 by $68 million and $69 million, respectively, ($43 million after tax, or $0.15 per diluted share for both periods).  For the first nine months of 2015 and 2014, the gross favorable program profit adjustments totaled $93 million and $90 million, respectively, and the gross unfavorable program profit adjustments totaled $25 million and $21 million, respectively.  Gross favorable program profit adjustments for the first nine months of 2014 included $16 million related to the settlement of the System Development and Demonstration phase of the Armed Reconnaissance Helicopter (ARH) program, which was terminated in October 2008.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, that outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a one-year deferral of the effective date of the standard to the beginning of 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017.  The new standard may be adopted either retrospectively or on a modified retrospective basis whereby it would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for those contracts.  We are currently evaluating the impacts of adoption on our consolidated financial position, results of operations and related disclosures, along with the implementation approach to be used.

Note 2. Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Pension Benefits
Service cost	$27	$27	$86	$81
Interest cost	82	86	245	250
Expected return on plan assets	(121)	(117)	(363)	(345)
Amortization of prior service cost	4	3	12	11
Amortization of net actuarial loss	35	28	113	84
Curtailment and other charges	—	—	6	—
Net periodic benefit cost	$27	$27	$99	$81
Postretirement Benefits Other Than Pensions
Service cost	$1	$1	$3	$3
Interest cost	4	5	12	15
Amortization of prior service credit	(6)	(5)	(18)	(16)
Amortization of net actuarial loss	1	—	1	1
Net periodic benefit cost (credit)	$—	$1	$(2)	$3

In April 2015, our Bell segment announced cost reduction actions that resulted in a headcount reduction of approximately 12% of the Bell workforce. We determined that a curtailment had occurred in Bell’s pension plan as a result of this reduction, which triggered a remeasurement of the projected benefit obligation. We remeasured Bell’s pension plan incorporating a 50 basis-point increase in the discount rate to 4.75%, while other assumptions remained consistent with year-end.  The remeasurement reduced our unrealized losses by approximately $98 million which was recorded in other comprehensive income in the second quarter of 2015.

Note 3.  Earnings Per Share

We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period. Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends. Diluted EPS considers the dilutive effect of all potential future common stock, including stock options. In addition, diluted EPS for the three and nine months ended September 27, 2014 includes the impact of the initial delivery of shares under an Accelerated Share Repurchase agreement (ASR), which was settled in December 2014 as disclosed in Note 9 of our 2014 Annual Report on Form 10-K.

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Basic weighted-average shares outstanding	276,334	278,860	277,317	280,096
Dilutive effect of:
Stock options	1,705	1,892	2,083	2,027
ASR	—	278	—	301
Diluted weighted-average shares outstanding	278,039	281,030	279,400	282,424

Stock options to purchase 4 million and 2 million of common shares outstanding are excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended October 3, 2015, respectively, as their effect would have been anti-dilutive.  For both the three and nine months ended September 27, 2014, stock options to purchase 2 million of common shares outstanding are excluded from the calculation of diluted weighted average shares, as their effect would have been anti-dilutive.

Note 4.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	October 3, 2015	January 3, 2015
Commercial	$920	$765
U.S. Government contracts	273	300
	1,193	1,065
Allowance for doubtful accounts	(34)	(30)
Total	$1,159	$1,035

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $133 million at October 3, 2015 and $151 million at January 3, 2015.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	October 3, 2015	January 3, 2015
Finance receivables*	$1,187	$1,289
Allowance for losses	(49)	(51)
Total finance receivables, net	$1,138	$1,238

* Includes finance receivables held for sale of $32 million and $35 million at October 3, 2015 and January 3, 2015, respectively.

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

Finance receivables categorized based on the credit quality indicators discussed above are summarized as follows:

(In millions)	October 3, 2015	January 3, 2015
Performing	$985	$1,062
Watchlist	76	111
Nonaccrual	94	81
Total	$1,155	$1,254
Nonaccrual as a percentage of finance receivables	8.14%	6.46%

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

Finance receivables by delinquency aging category are summarized in the table below:

(In millions)	October 3, 2015	January 3, 2015
Less than 31 days past due	$995	$1,080
31-60 days past due	94	117
61-90 days past due	28	28
Over 90 days past due	38	29
Total	$1,155	$1,254
60 + days contractual delinquency as a percentage of finance receivables	5.71%	4.55%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators discussed above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  Interest income recognized on impaired loans was not significant in the first nine months of 2015 or 2014.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	October 3, 2015	January 3, 2015
Recorded investment:
Impaired loans with related allowance for losses	$60	$68
Impaired loans with no related allowance for losses	40	42
Total	$100	$110
Unpaid principal balance	$105	$115
Allowance for losses on impaired loans	16	20
Average recorded investment	102	115

A summary of the allowance for losses on finance receivables that are evaluated on an individual basis and on a collective basis is provided below.  The finance receivables included in the table below specifically exclude leveraged leases in accordance with generally accepted accounting principles.

(In millions)	October 3, 2015	January 3, 2015
Allowance based on collective evaluation	$33	$31
Allowance based on individual evaluation	16	20
Finance receivables evaluated collectively	$937	$1,023
Finance receivables evaluated individually	100	110

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

A rollforward of the allowance for losses on finance receivables is provided below:

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Balance at the beginning of period	$51	$55
Provision for losses	(4)	7
Charge-offs	(8)	(11)
Recoveries	10	5
Balance at the end of period	$49	$56

Note 5.  Inventories

Inventories are composed of the following:

(In millions)	October 3, 2015	January 3, 2015
Finished goods	$1,871	$1,582
Work in process	3,235	2,683
Raw materials and components	609	546
	5,715	4,811
Progress/milestone payments	(1,141)	(883)
Total	$4,574	$3,928

Note 6.  Accrued Liabilities

We provide limited warranty and product maintenance programs, including parts and labor, for certain products for periods ranging from one to five years.  Changes in our warranty and product maintenance contract liability are as follows:

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Balance at the beginning of period	$281	$223
Provision	224	240
Settlements	(237)	(240)
Acquisitions	3	65
Adjustments*	(6)	(8)
Balance at the end of period	$265	$280

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates.  We utilize foreign currency exchange contracts to manage this volatility. Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At October 3, 2015 and January 3, 2015, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $394 million and $696 million, respectively.  At October 3, 2015, the fair value amounts of our foreign currency exchange contracts were a $12 million asset and a $31 million liability. At January 3, 2015, the fair value amounts of our foreign currency exchange contracts were a $16 million asset and a $26 million liability.

We primarily utilize forward exchange contracts which have maturities of no more than three years.  These contracts qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At October 3, 2015, we had a net deferred loss of $22 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on cash flow hedges, including gains and losses related to hedge ineffectiveness, were not significant in the periods presented.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended October 3, 2015 and January 3, 2015, the Finance group’s impaired nonaccrual finance receivables of $44 million and $49 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides.  Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses totaling $2 million and $8 million for the three and nine months ended October 3, 2015 and $5 million and $16 million for the three and nine months ended September 27, 2014, respectively.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	October 3, 2015		January 3, 2015
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,734)	$(2,896)	$(2,742)	$(2,944)
Finance group
Finance receivables, excluding leases	910	884	1,004	1,021
Debt	(967)	(924)	(1,063)	(1,051)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions (Level 2).  At October 3, 2015 and January 3, 2015, approximately 74% and 75%, respectively, of the fair value of term debt for the Finance group was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2).  The remaining Finance group debt was determined based on observable market transactions (Level 1). Fair value estimates for finance receivables were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 8.  Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
For the nine months ended October 3, 2015
Balance at the beginning of the period	$(1,511)	$18	$(13)	$(1,506)
Other comprehensive income (loss) before reclassifications	62	(45)	(22)	(5)
Reclassified from Accumulated other comprehensive loss	71	—	13	84
Other comprehensive income (loss)	133	(45)	(9)	79
Balance at the end of the period	$(1,378)	$(27)	$(22)	$(1,427)
For the nine months ended September 27, 2014
Balance at the beginning of the period	$(1,110)	$93	$(10)	$(1,027)
Other comprehensive income (loss) before reclassifications	9	(47)	(4)	(42)
Reclassified from Accumulated other comprehensive loss	53	—	6	59
Other comprehensive income (loss)	62	(47)	2	17
Balance at the end of the period	$(1,048)	$46	$(8)	$(1,010)

The before and after-tax components of Other Comprehensive Income are presented below:

(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
For the three months ended October 3, 2015
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$36	$(12)	$24
Amortization of prior service credit*	(2)	—	(2)
Pension and postretirement benefits adjustments, net	34	(12)	22
Deferred gains (losses) on hedge contracts:
Current deferrals	(10)	2	(8)
Reclassification adjustments	9	(2)	7
Deferred losses on hedge contracts, net	(1)	—	(1)
Foreign currency translation adjustments	4	(3)	1
Total	$37	$(15)	$22
For the three months ended September 27, 2014
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$28	$(10)	$18
Amortization of prior service credit*	(2)	1	(1)
Pension and postretirement benefits adjustments, net	26	(9)	17
Deferred gains (losses) on hedge contracts:
Current deferrals	(9)	3	(6)
Reclassification adjustments	2	(1)	1
Deferred losses on hedge contracts, net	(7)	2	(5)
Foreign currency translation adjustments	(39)	(4)	(43)
Total	$(20)	$(11)	$(31)
For the nine months ended October 3, 2015
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$114	$(40)	$74
Unrealized gains	98	(36)	62
Amortization of prior service credit*	(4)	1	(3)
Pension and postretirement benefits adjustments, net	208	(75)	133
Deferred gains (losses) on hedge contracts:
Current deferrals	(28)	6	(22)
Reclassification adjustments	18	(5)	13
Deferred losses on hedge contracts, net	(10)	1	(9)
Foreign currency translation adjustments	(39)	(6)	(45)
Total	$159	$(80)	$79
For the nine months ended September 27, 2014
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$85	$(30)	$55
Amortization of prior service credit*	(5)	3	(2)
Recognition of prior service cost	15	(6)	9
Pension and postretirement benefits adjustments, net	95	(33)	62
Deferred gains (losses) on hedge contracts:
Current deferrals	(7)	3	(4)
Reclassification adjustments	9	(3)	6
Deferred gains on hedge contracts, net	2	—	2
Foreign currency translation adjustments	(46)	(1)	(47)
Total	$51	$(34)	$17

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues
Textron Aviation	$1,159	$1,080	$3,334	$3,048
Bell	756	1,182	2,419	3,174
Textron Systems	420	358	1,057	1,003
Industrial	828	785	2,627	2,476
Finance	17	25	63	81
Total revenues	$3,180	$3,430	$9,500	$9,782
Segment Profit
Textron Aviation	$107	$62	$262	$104
Bell	99	146	276	383
Textron Systems	39	27	88	100
Industrial	61	53	229	213
Finance	6	5	22	16
Segment profit	312	293	877	816
Corporate expenses and other, net	(27)	(22)	(102)	(103)
Interest expense, net for Manufacturing group	(33)	(37)	(98)	(108)
Acquisition and restructuring costs	—	(3)	—	(39)
Income from continuing operations before income taxes	$252	$231	$677	$566

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended			Nine Months Ended*
(Dollars in millions)	October 3, 2015	September 27, 2014	Percentage Change	October 3, 2015	September 27, 2014	Percentage Change
Revenues	$3,180	$3,430	(7)%	$9,500	$9,782	(3)%
Operating expenses	2,887	3,149	(8)%	8,697	9,036	(4)%
Cost of sales	2,584	2,845	(9)%	7,728	8,077	(4)%
Gross margin percentage of Manufacturing revenues	18.3%	16.4%		18.1%	16.7%
Selling and administrative expense	$303	$304	—	$969	$959	1%

* On March 14, 2014, we completed the acquisition of Beechcraft and as a result, the nine-month period ended September 27, 2014 does not reflect a full nine months of Beechcraft operating results.

An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 19 to 24.

Revenues

Revenues decreased $250 million, 7%, in the third quarter of 2015, compared with the third quarter of 2014, as decreases in the Bell segment were partially offset by higher revenues in the Textron Aviation, Textron Systems and Industrial segments.  The net revenue decrease included the following factors:

•

Lower Bell revenues of $426 million, largely due to a decrease of $365 million in V-22 program revenues, primarily reflecting lower aircraft deliveries, and a decrease of $69 million in commercial revenues, largely related to lower aftermarket volume of $35 million and a change in mix of commercial aircraft that offset higher deliveries during the period.

•	Higher Textron Aviation revenues of $79 million, primarily due to higher Citation jet volume of $81 million and higher military volume of $44 million.
•

Higher Textron Systems revenues of $62 million, primarily due to higher volume of $41 million in the Weapons and Sensors product line and higher volume of $31 million in the Unmanned Systems product line.

•

Higher Industrial segment revenues of $43 million, primarily due to higher volume of $100 million, largely in the Fuel Systems and Functional Components product line, partially offset by an unfavorable foreign exchange impact of $59 million.

Revenues decreased $282 million, 3%, in the first nine months of 2015, compared with the first nine months of 2014, as decreases in the Bell segment were partially offset by higher revenues in the Textron Aviation, Industrial and Textron Systems segments.  The net revenue decrease included the following factors:

•

Lower Bell revenues of $755 million, largely due to a decrease of $597 million in V-22 program revenues, primarily reflecting lower aircraft deliveries, a decrease of $108 million in commercial revenues, largely related to a change in mix of aircraft sold during the period, and a decrease of $50 million in other military revenues, primarily due to $41 million related to the settlement of the System Development and Demonstration (SDD) phase of the Armed Reconnaissance Helicopter (ARH) program in the second quarter of 2014.

•

Higher Textron Aviation revenues of $286 million, primarily due to the impact of the Beechcraft acquisition of $219 million and higher volume and mix of $68 million, primarily due to higher military volume.

•

Higher Industrial segment revenues of $151 million, primarily due to higher volume of $291 million, largely in the Fuel Systems and Functional Components product line, and an impact of $61 million from acquisitions, partially offset by an unfavorable foreign exchange impact of $190 million.

•

Higher Textron Systems revenues of $54 million, primarily due to higher volume of $93 million in the Unmanned Systems product line, largely reflecting higher unmanned aircraft systems deliveries, partially offset by lower volume in other product lines.

Cost of Sales and Selling and Administrative Expense

Manufacturing cost of sales and selling and administrative expense together comprise our operating expenses. Cost of sales decreased $261 million, 9%, in the third quarter of 2015, compared with the third quarter of 2014, largely due to lower volume at the Bell segment, partially offset by higher volume in the Industrial, Systems and Textron Aviation segments, and a favorable foreign exchange impact of $52 million mostly related to the strengthening of the U.S. dollar against the Euro. The 190 basis point improvement in gross margin in the third quarter was largely driven by the Textron Aviation segment, primarily reflecting higher volume and mix, lower amortization of fair value step-up adjustments related to acquired Beechcraft inventories and the benefit of the integrated cost structure of Beechcraft and Cessna, as well as performance improvements at the Bell segment, largely related to ongoing cost reduction activities.

Cost of sales decreased $349 million, 4%, in the first nine months of 2015, compared with the first nine months of 2014, largely due to lower volume at the Bell segment, partially offset by an increase from acquired businesses, primarily Beechcraft, higher volume in the Industrial segment and a favorable foreign exchange impact of $166 million mostly related to the strengthening of the U.S. dollar against the Euro. The 140 basis point improvement in gross margin was largely driven by Textron Aviation, primarily reflecting the net impact of the Beechcraft acquisition, which includes the benefit of the integrated cost structure of Beechcraft and Cessna, and lower amortization of fair value step-up adjustments related to acquired Beechcraft inventories.

Selling and administrative expense was relatively unchanged in the third quarter of 2015, compared with the third quarter of 2014.  In the first nine months of 2015, selling and administrative expense increased $10 million, compared with the first nine months of 2014, largely reflecting higher operating expenses related to acquired businesses, primarily Beechcraft, partially offset by lower provision for loan losses of $11 million and a favorable foreign exchange impact of $8 million, mostly from the strengthening of the U.S. dollar against the Euro.

Acquisition and Restructuring Costs

In connection with the integration of Beechcraft, we initiated a restructuring program in our Textron Aviation segment in the first quarter of 2014 to align the Cessna and Beechcraft businesses, reduce operating redundancies and maximize efficiencies.  During the third quarter and first nine months of 2014, we recorded charges of $3 million and $28 million, respectively, related to these restructuring activities that were included in the Acquisition and restructuring costs line on the Consolidated Statements of Operations, along with $11 million of transaction costs incurred during the first quarter of 2014.

Interest Expense

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Interest expense	$41	$47	$126	$141
% change compared with prior period	(13)%		(11)%

Interest expense on the Consolidated Statement of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated.  Interest expense for the Finance segment is included within segment profit and includes intercompany interest.  Consolidated interest expense decreased $6 million, 13%, and $15 million, 11%, in the third quarter and first nine months of 2015, respectively, compared with the corresponding periods of 2014, primarily due to favorable borrowing costs and lower average debt outstanding.

Backlog

(In millions)	October 3, 2015	January 3, 2015
Bell	$5,148	$5,524
Textron Systems	2,598	2,790
Textron Aviation	1,382	1,365
Total backlog	$9,128	$9,679

Bell’s backlog decreased $376 million during 2015, as total deliveries, largely under the V-22 program, exceeded new orders. Backlog at Textron Systems decreased $192 million during 2015, primarily due to deliveries in excess of new orders.

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

Textron Aviation

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues	$1,159	$1,080	$3,334	$3,048
Operating expenses	1,052	1,018	3,072	2,944
Segment profit	107	62	262	104
Profit margin	9.2%	5.7%	7.9%	3.4%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q3 2015 versus Q3 2014	YTD 2015 versus YTD 2014
Acquisitions	$—	$219
Volume and mix	91	68
Other	(12)	(1)
Total change	$79	$286

In the third quarter of 2015, Textron Aviation’s revenues increased $79 million, 7%, compared with the third quarter of 2014, primarily due to higher volume and mix, resulting from higher Citation jet volume of $81 million and higher military volume of $44 million. We delivered 37 Citation jets and 29 King Air turboprops in the third quarter of 2015, compared with 33 Citation jets and 30 King Air turboprops in the third quarter of 2014.  The portion of the segment’s revenues derived from aftermarket sales and services represented 30% of its total revenues in the third quarter of 2015, compared with 35% in the third quarter of 2014, largely reflecting higher proportional aircraft revenues.

In the first nine months of 2015, Textron Aviation’s revenues increased $286 million, 9%, compared with the first nine months of 2014, primarily due to the impact of the Beechcraft acquisition of $219 million and higher volume and mix of $68 million, mostly the result of higher military volume.  We delivered 106 Citation jets and 84 King Air turboprops in the first nine months of 2015, compared with 104 Citation jets and 72 King Air turboprops in the first nine months of 2014.  The portion of the segment’s revenues derived from aftermarket sales and services represented 32% of its total revenues in the first nine months of 2015, compared with 33% in the first nine months of 2014.

Textron Aviation’s operating expenses increased by $34 million in the third quarter of 2015, compared with the third quarter of 2014, primarily due to higher volume as described above, partially offset by lower amortization of $9 million related to fair value step-up adjustments of acquired Beechcraft inventories sold during the period.

Textron Aviation’s operating expenses increased $128 million in the first nine months of 2015, compared with the first nine months of 2014, primarily due to the incremental operating costs related to the Beechcraft acquisition in the first quarter and higher volume as described above, partially offset by lower amortization of $43 million related to fair value step-up adjustments of acquired Beechcraft inventories sold during the period.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q3 2015 versus Q3 2014	YTD 2015 versus YTD 2014
Performance and other	$13	$99
Volume and mix	32	59
Total change	$45	$158

Segment profit at Textron Aviation increased $45 million in the third quarter of 2015, compared with the third quarter of 2014, primarily due to higher volume as described above.  The increase in performance and other includes lower amortization of $9 million related to fair value step-up adjustments as described above.

Segment profit at Textron Aviation increased $158 million in the first nine months of 2015, compared with the first nine months of 2014, primarily due to an increase in performance and other, reflecting the net profit impact of the Beechcraft acquisition, which includes the benefit of the integrated cost structure of Beechcraft and Cessna. Performance and other in the first nine months of 2015 also includes lower amortization of $43 million related to fair value step-up adjustments as described above.  The favorable impact from volume and mix was largely due to higher volume as described above as well as the mix of products sold.

Bell

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues:
V-22 program	$235	$600	$828	$1,425
Other military	172	164	597	647
Commercial	349	418	994	1,102
Total revenues	756	1,182	2,419	3,174
Operating expenses	657	1,036	2,143	2,791
Segment profit	99	146	276	383
Profit margin	13.1%	12.4%	11.4%	12.1%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q3 2015 versus Q3 2014	YTD 2015 versus YTD 2014
Volume and mix	$(430)	$(766)
Other	4	11
Total change	$(426)	$(755)

Bell’s revenues decreased $426 million, 36%, in the third quarter of 2015, compared with the third quarter of 2014, primarily due to the following factors:

•

$365 million decrease in V-22 program revenues, primarily reflecting lower aircraft deliveries, as we delivered 4 V-22 aircraft in the third quarter of 2015 compared with 12 V-22 aircraft in the third quarter of 2014.

•

$69 million decrease in commercial revenues, largely related to lower aftermarket volume of $35 million and a change in mix of commercial aircraft that offset higher deliveries during the period. Bell delivered 45 commercial aircraft in the third quarter of 2015, compared with 41 commercial aircraft in the third quarter of 2014.

Bell’s revenues decreased $755 million, 24%, in the first nine months of 2015, compared with the first nine months of 2014, primarily due to the following factors:

•

$597 million decrease in V-22 program revenues, primarily reflecting lower aircraft deliveries, as we delivered 16 V-22 aircraft in the first nine months of 2015, compared with 30 V-22 aircraft in the first nine months of 2014.

•

$108 million decrease in commercial revenues, largely related to a change in mix of commercial aircraft sold during the period. Bell delivered 119 commercial aircraft in the first nine months of 2015, compared with 121 commercial aircraft in the first nine months of 2014.

•

$50 million decrease in other military revenues primarily reflecting $41 million recorded in the second quarter of 2014 related to the settlement of the SDD phase of the ARH program. Bell delivered 15 H-1 aircraft in the first nine months of 2015, compared with 17 H-1 aircraft in the first nine months of 2014.

Bell’s operating expenses decreased $379  million and $648 million in the third quarter and first nine months of 2015, respectively, compared with the corresponding periods of 2014, primarily due to lower net sales volume as described above.

As a result of cost reduction actions announced in April 2015, Bell incurred approximately $40 million in severance and benefit costs during the second quarter of 2015.  The initial impact of the restructuring on Bell’s segment profit in the second quarter of 2015 was not significant due to cost savings from headcount reductions and the impact of including a portion of these costs in our indirect cost rates. These actions reduced Bell’s headcount by approximately 1,100 employees representing approximately 12% of the Bell workforce.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q3 2015 versus Q3 2014	YTD 2015 versus YTD 2014
Volume and mix	$(88)	$(177)
Performance and other	41	70
Total change	$(47)	$(107)

Bell’s segment profit decreased $47 million in the third quarter of 2015, compared with the third quarter of 2014, primarily due to an $88 million unfavorable impact of volume and mix largely resulting from lower V-22 aircraft deliveries and lower commercial aftermarket volume, partially offset by favorable performance and other of $41 million, largely related to ongoing cost reduction activities.

Bell’s segment profit decreased $107 million in the first nine months of 2015, compared with the first nine months of 2014. The $177 million unfavorable impact of volume and mix was largely the result of lower V-22 aircraft deliveries, an unfavorable mix of commercial aircraft sold during the period, and a $16 million favorable program profit adjustment in the second quarter of 2014 related to the ARH program as described above. Volume and mix was partially offset by favorable performance and other of $70 million, largely related to ongoing cost reduction activities.

Textron Systems

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues	$420	$358	$1,057	$1,003
Operating expenses	381	331	969	903
Segment profit	39	27	88	100
Profit margin	9.3%	7.5%	8.3%	10.0%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q3 2015 versus Q3 2014	YTD 2015 versus YTD 2014
Volume	$61	$50
Other	1	4
Total change	$62	$54

Revenues at Textron Systems increased $62 million, 17%, in the third quarter of 2015, compared with the third quarter of 2014, primarily due to higher volume of $41 million in the Weapons and Sensors product line, and higher volume of $31 million in the Unmanned Systems product line.

Revenues at Textron Systems increased $54 million, 5%,  in the first nine months of 2015, compared with the first nine months of 2014, primarily due to higher volume of $93 million in the Unmanned Systems product line, largely reflecting higher unmanned aircraft systems deliveries, partially offset by lower volume in other product lines.

Textron Systems’ operating expenses increased $50 million in the third quarter of 2015, compared with the third quarter of 2014, primarily due to higher volume as described above.

Textron Systems’ operating expenses increased $66 million in the first nine months of 2015, compared with the first nine months of 2014, primarily due to higher volume as described above and an unfavorable mix of products delivered.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q3 2015 versus Q3 2014	YTD 2015 versus YTD 2014
Volume and mix	$10	$(12)
Performance	4	4
Other	(2)	(4)
Total change	$12	$(12)

Textron Systems’ segment profit increased $12 million in the third quarter of 2015, compared with the third quarter of 2014, primarily due to the higher volume described above.

Textron Systems’ segment profit decreased $12 million in the first nine months of 2015, compared with the first nine months of 2014, primarily resulting from a decrease in volume and mix, reflecting an unfavorable product mix in 2015.

Industrial

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues:
Fuel Systems and Functional Components	$485	$459	$1,524	$1,462
Other Industrial	343	326	1,103	1,014
Total revenues	828	785	2,627	2,476
Operating expenses	767	732	2,398	2,263
Segment profit	61	53	229	213
Profit margin	7.4%	6.8%	8.7%	8.6%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q3 2015 versus Q3 2014	YTD 2015 versus YTD 2014
Volume	$100	$291
Foreign exchange	(59)	(190)
Acquisitions	6	61
Other	(4)	(11)
Total change	$43	$151

Industrial segment revenues increased $43 million, 6%, in the third quarter of 2015, compared with the third quarter of 2014, primarily due to higher volume, partially offset by an unfavorable foreign exchange impact of $59 million mostly related to the strengthening of the U.S. dollar primarily against the Euro.  Higher volume reflected an $82 million increase in the Fuel Systems and Functional Components product line, primarily due to automotive industry demand in Europe.

Industrial segment revenues increased $151 million, 6%, in the first nine months of 2015, compared with the first nine months of 2014, primarily due to higher volume and the impact from acquisitions of $61 million, primarily within our Specialized Vehicles and Equipment product line, partially offset by an unfavorable foreign exchange impact of $190 million mostly related to the strengthening of the U.S. dollar primarily against the Euro.  Higher volume reflected a $228 million increase in the Fuel Systems and Functional Components product line, primarily due to automotive industry demand in Europe and North America.

Operating expenses for the Industrial segment increased $35 million and $135 million in the third quarter and first nine months of 2015, respectively, compared with the corresponding periods of 2014, largely due to the impact from higher volume as described above and additional operating expenses from acquisitions of $10 million and $63 million, respectively, partially offset by a favorable impact of $55 million and $179 million, respectively, from foreign exchange fluctuations.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q3 2015 versus Q3 2014	YTD 2015 versus YTD 2014
Volume	$9	$36
Performance	4	(11)
Foreign exchange	(4)	(11)
Other	(1)	2
Total change	$8	$16

Segment profit for the Industrial segment increased $8 million in the third quarter of 2015, compared with the third quarter of 2014, primarily due to higher volume as described above.

Segment profit for the Industrial segment increased $16 million in the first nine months of 2015, compared with the first nine months of 2014, largely due to the impact from higher volume as described above, partially offset by unfavorable performance of $11 million and an unfavorable impact of $11 million from foreign exchange fluctuations.

Finance

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues	$17	$25	$63	$81
Segment profit	6	5	22	16

Finance segment revenues decreased $8 million and $18 million in the third quarter and first nine months of 2015, respectively, compared with the corresponding periods of 2014, primarily attributable to average finance receivables being lower by $182 million and $202 million, respectively.  Finance segment profit increased $1 million and $6 million in the third quarter and first nine months of 2015, respectively, compared with the corresponding periods of 2014, primarily due to lower provision for loan losses.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	October 3, 2015	January 3, 2015
Finance receivables*	$1,155	$1,254
Nonaccrual finance receivables	94	81
Ratio of nonaccrual finance receivables to finance receivables	8.14%	6.46%
60+ days contractual delinquency	$66	$57
60+ days contractual delinquency as a percentage of finance receivables	5.71%	4.55%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	October 3, 2015	January 3, 2015
Manufacturing group
Cash and equivalents	$497	$731
Debt	2,805	2,811
Shareholders’ equity	4,696	4,272
Capital (debt plus shareholders’ equity)	7,501	7,083
Net debt (net of cash and equivalents) to capital	33%	33%
Debt to capital	37%	40%
Finance group
Cash and equivalents	$117	$91
Debt	967	1,063

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

Textron has a senior unsecured revolving credit facility that expires in October 2018 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At October 3, 2015, there were no amounts borrowed against the facility. We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Operating activities	$347	$491
Investing activities	(365)	(1,847)
Financing activities	(203)	631

Cash flows from operating activities decreased $144 million during the first nine months of 2015, compared with the first nine months of 2014, largely due to an unfavorable change in working capital, partially offset by higher net income of $78 million.  A significant factor contributing to the working capital change was an increase in cash used for inventory at Textron Aviation and Textron Systems to support sales growth.

Cash flows used in investing activities included capital expenditures of $286 million and $255 million in the first nine months of 2015 and 2014, respectively.  Investing cash flows also included a $1.5 billion aggregate cash payment to acquire Beechcraft in the first quarter of 2014.

Under a 2013 share repurchase authorization, we repurchased an aggregate of 5.0 million shares of our outstanding common stock for $211 million in the first nine months of 2015 and an aggregate of 4.1 million shares of our outstanding common stock for $152 million in the first nine months of 2014. In addition, in the first nine months of 2014, we repurchased 4.3 million shares of our outstanding common stock from a counterparty for $150 million under an accelerated share repurchase agreement. Financing activities in the first nine months of 2014 also included proceeds of $1.1 billion from long-term debt, which was used to finance a portion of the Beechcraft acquisition, partially offset by the repayment of $201 million of outstanding debt.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Operating activities	$27	$(3)
Investing activities	160	203
Financing activities	(161)	(167)

Cash flows from investing activities included collections on finance receivables totaling $269 million and $307 million in the first nine months of 2015 and 2014, respectively, partially offset by finance receivable originations of $145 million and $123 million, respectively.

In the first nine months of 2015, cash flows used in financing activities included repayment of long-term and nonrecourse debt of $196 million, compared with $261 million of payments in the first nine months of 2014.  These cash outflows were partially offset by proceeds from long-term debt of $55 million and $94 million in the first nine months of 2015 and 2014, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Operating activities	$419	$569
Investing activities	(270)	(1,725)
Financing activities	(344)	464

Cash flows from operating activities decreased $150 million during the first nine months of 2015, compared with the first nine months of 2014, largely due to an unfavorable change in working capital, partially offset by higher net income of $81 million.  A significant factor contributing to the working capital change was an increase in cash used for inventory at Textron Aviation and Textron Systems to support sales growth.

Cash flows used in investing activities included capital expenditures of $286 million and $255 million in the first nine months of 2015 and 2014, respectively.  Investing cash flows also included a $1.5 billion aggregate cash payment to acquire Beechcraft in the first quarter of 2014.  Collections on finance receivables totaled $66 million and $77 million in the first nine months of 2015 and 2014, respectively.

Total cash used in financing activities included $211 million and $302 million of share repurchases in the first nine months of 2015 and 2014, respectively, and payments on long-term and nonrecourse debt of $196 million and $462 million, respectively.  Cash flows from financing activities in the first nine months of 2014 also included proceeds of $1.2 billion from long-term debt, which was used primarily to finance a portion of the Beechcraft acquisition.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Reclassification adjustments from investing activities:
Cash received from customers	$203	$230
Finance receivable originations for Manufacturing group inventory sales	(145)	(123)
Other	7	(26)
Total reclassification adjustments from investing activities	$65	$81
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(20)	—
Total reclassification adjustments from financing activities	(20)	—
Total reclassification adjustments to cash flow from operating activities	$45	$81

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

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Gross favorable	$20	$25	$93	$90
Gross unfavorable	(6)	(15)	(25)	(21)
Net adjustments	$14	$10	$68	$69

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended October 3, 2015. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2014 Annual Report on Form 10-K.

Item 4.      CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 3, 2015. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of October 3, 2015.

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 3, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides information about our third quarter 2015 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased (1)	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan (1)	Maximum Number of Shares that may yet be Purchased under the Plan
July 5, 2015 – August 8, 2015	550	$43.70	550	13,600
August 9, 2015 – September 5, 2015	1,470	40.67	1,470	12,130
September 6, 2015 – October 3, 2015	1,040	39.01	1,040	11,090
Total	3,060	$40.65	3,060

(1)          These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that had been announced on January 23, 2013. This plan has no expiration date.

Item 6.	EXHIBITS

10.1	Amendment No. 1 to Textron Inc. Short-Term Incentive Plan (As amended and restated effective January 3, 2010), dated July 22, 2015.

10.2	Amended and Restated Hangar License and Services Agreement, made and entered into as of October 1, 2015, between Textron Inc. and Mr. Donnelly’s limited liability company.

10.3	Amended and Restated Hangar License and Services Agreement, made and entered into on July 24, 2015, between Textron Inc. and Mr. Connor’s limited liability company.

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 28, 2015	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

10.1	Amendment No. 1 to Textron Inc. Short-Term Incentive Plan (As amended and restated effective January 3, 2010), dated July 22, 2015.

10.2	Amended and Restated Hangar License and Services Agreement, made and entered into as of October 1, 2015, between Textron Inc. and Mr. Donnelly’s limited liability company.

10.3	Amended and Restated Hangar License and Services Agreement, made and entered into on July 24, 2015, between Textron Inc. and Mr. Connor’s limited liability company.

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.