Form 10-K
period 2016-01-02
TEXTRON INC
filed 2016-02-24
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ x ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No   ✓

The aggregate market value of the registrant’s Common Stock held by non-affiliates at July 4, 2015 was approximately $12.3 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.

At February 6, 2016, 271,171,585 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2016.

Textron Inc.

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 2, 2016

PART I

Item 1. Business

Textron Inc. is a multi-industry company that leverages its global network of aircraft, defense, industrial and finance businesses to provide customers with innovative products and services around the world.  We have approximately 35,000 employees worldwide.  Textron Inc. was founded in 1923 and reincorporated in Delaware on July 31, 1967. Unless otherwise indicated, references to “Textron Inc.,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Textron Inc. and its consolidated subsidiaries.

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

A description of the business of each of our segments is set forth below.  Our business segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries.  Financial information by business segment and geographic area appears in Note 15 to the Consolidated Financial Statements on pages 66 through 67 of this Annual Report on Form 10-K. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 33 of this Annual Report on Form 10-K.  Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.

Textron Aviation Segment

Textron Aviation is a leader in general aviation. Textron Aviation manufactures, sells and services Beechcraft and Cessna aircraft, and services the Hawker brand of business jets. The segment has two principal product lines: aircraft sales and aftermarket.  Aircraft sales include business jets, turboprop aircraft, piston engine aircraft, and military trainer and defense aircraft.  Aftermarket includes commercial parts sales, and maintenance, inspection and repair services.  Revenues in the Textron Aviation segment accounted for approximately 36%, 33% and 23% of our total revenues in 2015, 2014 and 2013, respectively.  Revenues for Textron Aviation’s principal lines of business were as follows:

(In millions)	2015	2014	2013
Aircraft sales	$3,404	$3,182	$1,868
Aftermarket	1,418	1,386	916
Total revenues	$4,822	$4,568	$2,784

The family of jets currently produced by Textron Aviation includes the Mustang, Citation M2, Citation CJ3+, Citation CJ4, Citation XLS+, Citation Latitude, which entered into service during 2015, Citation Sovereign+, and the Citation X+, the fastest civilian jet in the world.  In addition, Textron Aviation is developing the Citation Longitude, a super-midsize jet expected to enter into service in 2017, and recently announced the Citation Hemisphere, a large-cabin jet for which first flight is targeted in 2019.

Textron Aviation’s turboprop aircraft include the Beechcraft King Air, which offers the King Air C90GTx, King Air 250, King Air 350ER and King Air 350i, and the Cessna Caravan, a utility turboprop.  Textron Aviation also offers the T-6 trainer and AT-6 light attack military aircraft.  More than 20 countries utilize the T-6 aircraft as a part of their military training fleet.

Textron Aviation’s piston engine aircraft include the Beechcraft Baron and Bonanza, and the Cessna Skyhawk, Skylane, Turbo Stationair and the high performance TTx.

In support of its family of aircraft, Textron Aviation operates a global network of 21 service centers, two of which are co-located with Bell Helicopter, along with more than 400 authorized independent service centers located in 50 countries throughout the world.  Textron Aviation-owned service centers provide customers with 24-hour service and maintenance. Textron Aviation provides its customers with around-the-clock parts support and also offers ServiceDirect® for Citation, King Air and Hawker aircraft. ServiceDirect® delivers service capabilities directly to customer locations with a mobile service unit fleet in the U.S., Canada and Europe.

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

Bell Segment

Bell Helicopter is one of the leading suppliers of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world.  Revenues for Bell accounted for approximately 26%, 31% and 37% of our total revenues in 2015, 2014 and 2013, respectively.  Revenues by Bell’s principal lines of business were as follows:

(In millions)	2015	2014	2013
Military:
V-22 Program	$1,194	$1,771	$1,755
Other Military	839	860	959
Commercial	1,421	1,614	1,797
Total revenues	$3,454	$4,245	$4,511

Bell supplies advanced military helicopters and support to the U.S. Government and to military customers outside the United States.  Bell’s primary U.S. Government programs are the V-22 tiltrotor aircraft and the H-1 helicopters.  Bell is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company (Boeing), the only supplier of military tiltrotor aircraft. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft.  Through its strategic alliance with Boeing, Bell produces and supports the V-22 tiltrotor aircraft for the U.S. Department of Defense (DoD), and recently entered into its first contract to sell the V-22 tiltrotor aircraft under the U.S. Government sponsored foreign military sales program.  The U.S. Marine Corps H-1 helicopter program includes a utility model, the UH-1Y, and an advanced attack model, the AH-1Z, which have 84% parts commonality between them.

Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue, emergency medical helicopter operators and foreign governments.  Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products.  The helicopters currently offered by Bell for commercial applications include the 206L-4, 407, 407GT, 407GXP, 412EP, 412EPI, 429 and Huey II. The new 505 Jet Ranger X, a short-light single helicopter, is expected to receive certification and begin deliveries in 2016. In addition, Bell achieved first flight in 2015 for the 525 Relentless, its first super medium commercial helicopter, and expects certification in 2017.

For both its military programs and its commercial products, Bell provides post-sale support and service for an installed base of approximately 13,000 helicopters through a network of eight Bell-operated service centers, five global parts distribution centers and over 100 independent service centers located in 34 countries.  Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.

Bell competes against a number of competitors throughout the world for its helicopter business and its parts and support business.  Competition is based primarily on price, product quality and reliability, product support, performance and reputation.

Textron Systems Segment

Textron Systems’ product lines consist of unmanned aircraft systems, marine and land systems, weapons and sensors, simulation, training and other defense and aviation mission support products and services.  Textron Systems is a supplier to the defense, aerospace and general aviation markets, and represents approximately 11%, 12% and 14% of our total revenues in 2015, 2014 and 2013, respectively.  This segment sells its products to U.S. Government customers and to customers outside the U.S. through foreign military sales sponsored by the U.S. Government and directly through commercial sales channels.  Textron Systems competes on the basis of technology, contract performance, price, product quality and reliability, product support and reputation.  Revenues by Textron Systems’ product lines were as follows:

(In millions)	2015	2014	2013
Unmanned Systems	$686	$797	$666
Weapons and Sensors	255	264	311
Marine and Land Systems	188	158	392
Simulation, Training and Other	391	405	296
Total revenues	$1,520	$1,624	$1,665

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

Marine and Land Systems

The Marine and Land Systems business is a world leader in the design, production and support of armored vehicles, turrets and related subsystems as well as advanced marine craft.  It produces a family of extremely mobile, highly protective vehicles for the U.S. Army and international allies, and is developing the U.S. Navy’s next generation Landing Craft Air Cushion as part of the Ship-to-Shore Connector program.

Simulation, Training and Other

Simulation, Training and Other includes five businesses:  TRU Simulation + Training, Lycoming, Electronic Systems, Advanced Information Solutions and Geospatial Solutions. TRU Simulation + Training designs, develops, manufactures, installs, and provides maintenance of advanced flight training courseware and devices, including full flight simulators, for both rotary- and fixed-wing aircraft for commercial airlines, aircraft original equipment manufacturers (OEMs), flight training centers and training organizations worldwide. Through its training centers, TRU Simulation + Training provides initial type-rating and recurrency training for pilots, as well as maintenance training in its recently opened Aviation Maintenance Training Academy. Lycoming specializes in the engineering, manufacture, service and support of piston aircraft engines for the general aviation and remotely piloted aircraft markets. Electronic Systems provides high technology test equipment and electronic warfare test and training solutions. Advanced Information Solutions and Geospatial Solutions provide intelligence software solutions for U.S. and international defense, intelligence and law enforcement communities.

Industrial Segment

Our Industrial segment designs and manufactures a variety of products within three principal product lines.  Industrial segment revenues were as follows:

(In millions)	2015	2014	2013
Fuel Systems and Functional Components	$2,078	$1,975	$1,853
Specialized Vehicles and Equipment	1,021	868	713
Tools and Test Equipment	445	495	446
Total revenues	$3,544	$3,338	$3,012

Fuel Systems and Functional Components

Our Fuel Systems and Functional Components product line is operated by our Kautex business unit, which is headquartered in Bonn, Germany.  Kautex is a leading developer and manufacturer of blow-molded plastic fuel systems for cars, light trucks, all-terrain vehicles, windshield and headlamp washer systems for automobiles and selective catalytic reduction systems used to reduce emissions from diesel engines.  Kautex serves the global automobile market, with operating facilities near its major customers around the world. Kautex also produces cast iron engine camshafts and develops and produces plastic bottles and containers for food, household, laboratory and industrial uses.  Revenues of Kautex accounted for approximately 15%, 14% and 15% of our total revenues in 2015, 2014 and 2013, respectively.

Our automotive products have several major competitors worldwide, some of which are affiliated with the OEMs that comprise our targeted customer base.  Competition typically is based on a number of factors including price, technology, environmental performance, product quality and reliability, prior experience and available manufacturing capacity.

Specialized Vehicles and Equipment

Our Specialized Vehicles and Equipment product line includes the products designed, manufactured and sold by our Textron Specialized Vehicles and Jacobsen businesses. Textron Specialized Vehicles, which includes the E-Z-GO, Bad Boy Off Road, Cushman, TUG Technologies and Douglas Equipment businesses and brands, designs, manufactures and sells golf cars, off-road utility vehicles, light transportation vehicles and aviation ground support equipment. Although Textron Specialized Vehicles is best known for its electric-vehicle technology, it also manufactures and sells models powered by internal combustion engines.  Textron Specialized Vehicles’ diversified customer base includes golf courses and resorts, government agencies and municipalities, consumers, and commercial and industrial users such as factories, warehouses, airports, planned communities, hunting preserves and educational and corporate campuses.  Sales are made through a combination of factory direct resources and a network of independent distributors and dealers worldwide. Textron Specialized Vehicles has two major competitors for golf cars and several other competitors for off-road and light transportation vehicles and for aviation ground support equipment.  Competition is based primarily on price, product quality and reliability, product support and reputation.

Jacobsen designs, manufactures and sells professional turf-maintenance equipment, as well as specialized turf-care vehicles.  Brand names include Ransomes, Jacobsen, Cushman and Dixie Chopper.  Jacobsen’s customers include golf courses, resort communities, sporting venues, municipalities and landscaping professionals.  Products are sold primarily through a worldwide network of distributors and dealers, as well as factory direct. Jacobsen has two major competitors for professional turf-maintenance equipment and several other major competitors for specialized turf-care products.  Competition is based primarily on price, product features, product quality and reliability and product support.

Tools and Test Equipment

The Tools and Test Equipment product line includes products sold by businesses that design and manufacture powered equipment, electrical test and measurement instruments, mechanical and hydraulic tools, cable connectors, fiber optic assemblies, underground and aerial transmission and distribution products and power utility products. These businesses also encompass the Greenlee, Greenlee Communications, Greenlee Utility, HD Electric, Klauke, Sherman+Reilly and Endura brand names, and their products are used principally in the construction, maintenance, telecommunications, data communications, electrical, utility and plumbing industries.  Their products are distributed through a global network of sales representatives and distributors and are also sold directly to home improvement retailers and OEMs.  The businesses have plant operations in five countries with almost 50% of their combined revenue coming from outside the United States.  These businesses face competition from numerous manufacturers based primarily on price, delivery lead time, product quality and reliability.

Finance Segment

Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. The majority of new finance receivables are cross-border transactions for aircraft sold outside of the U.S. New originations in the U.S. are primarily for purchasers who had difficulty in accessing other sources of financing for the purchase of Textron-manufactured products.  In 2015, 2014 and 2013, our Finance group paid our Manufacturing group $194 million, $215 million and $248 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group.

The commercial finance business traditionally is extremely competitive. Our Finance segment is subject to competition from various types of financing institutions, including banks, leasing companies, commercial finance companies and finance operations of equipment vendors.  Competition within the commercial finance industry primarily is focused on price, term, structure and service.

Our Finance segment’s largest business risk is the collectability of its finance receivable portfolio.  See “Finance Portfolio Quality” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 27 for information about the Finance segment’s credit performance.

Backlog

Our backlog at the end of 2015 and 2014 is summarized below:

(In millions)	January 2, 2016	January 3, 2015
Bell	$5,224	$5,524
Textron Systems	2,328	2,790
Textron Aviation	1,074	1,365
Total backlog	$8,626	$9,679

Approximately 44% of our total backlog at January 2, 2016 represents orders that are not expected to be filled in 2016.

At the end of 2015, approximately 68% of our total backlog was with the U.S. Government, which included only funded amounts as the U.S. Government is obligated only up to the amount of funding formally appropriated for a contract. Bell’s 2015 backlog included $2.0 billion related to a multi-year procurement contract with the U.S. Government for the purchase of V-22 tiltrotor aircraft.

U.S. Government Contracts

In 2015, approximately 24% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government, excluding those contracts under the U.S. Government sponsored foreign military sales program. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of funding, which is dependent upon congressional appropriations, national and international priorities for defense spending, world events, and the size and timing of programs in which we may participate.

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

Research and Development

Information regarding our research and development expenditures is contained in Note 1 to the Consolidated Financial Statements on page 46 of this Annual Report on Form 10-K.

Patents and Trademarks

We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We also own or license active trademark registrations and pending trademark applications in the U.S. and in various foreign countries or regions, as well as trade names and service marks. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including:  Aeronautical Accessories; AAI; acAlert; Ascent; Aerosonde; AH-1Z; Ambush; Arc Horizon; AVCOAT; Bad Boy Off Road; Baron; BattleHawk; Beechcraft; Beechcraft T-6:  Bell; Bell Helicopter; Bonanza; Bravo; Cadillac Gage; Caravan; Caravan Amphibian; Caravan 675; Cessna; Cessna 350; Cessna 400; Cessna Turbo Skylane JT-A; Cessna Turbo Skyhawk JT-A; Citation; CITATION ALPINE EDITION; Citation Encore+; Citation Latitude; Citation Longitude; Citation M2; Citation Sovereign; Citation X; Citation X+; Citation XLS+; CJ1+; CJ2+; CJ3; CJ3+; CJ4; Clairity; CLAW; CLEARTEST; Commando; Cushman; DataScout; Dixie Chopper; Dixie Chopper Stryker; Eclipse; ENFORCER; Excel; E-Z-GO; E-Z-GO EXPRESS; FAST-N-LATCH; Fury; G3 Tugger; GatorEye; Gator Grips; GLOBAL MISSION SUPPORT; Grand Caravan; Greenlee; H-1; HAULER; HDE; Hawker; Hemisphere; Huey; Huey II; iCommand; IE2; Instinct; Integrated Command Suite; INTELLIBRAKE; Jacobsen; Jacobsen HoverKing; Jet Ranger X; Kautex; King Air; King Air C90GTx; King Air 250; King Air 350; Kiowa Warrior; Klauke; LF; Lycoming; M1117 ASV; MADE FOR THE TRADE; McCauley; Mechtronix; Millenworks; Mission Critical Support (MCS); MissionLink (IVHM); Mustang; Next Generation Carbon Canister; Next Generation Fuel System; NGCC; NGFS; Odyssey;

ONSLAUGHT; OPINICUS; Overwatch; PDCue; Power Advantage; Pro-Fit; ProParts; Ransomes; REALCue; REALFeel; Recoil; Relentless; ROCONNECT; RT2; RXV; SABER; Scorpion; Sensor Fuzed Weapon; ServiceDirect; Shadow; Shadow Knight; Shadow Master; Sherman+Reilly; Skyhawk; Skyhawk SP; Skylane; SkyPLUS; Sovereign; Speed Punch; Spider; Stationair; ST 4X4; Super Cargomaster; Super Medium; SuperCobra; SYMTX; TDCue; Textron; Textron Aviation; Textron Defense Systems; Textron Financial Corporation; Textron Marine & Land Systems; Textron Systems; TI-Metal; TRUESET; TRU Simulation + Training; TRUCKSTER; TTx; TUG; Turbo Skylane; Turbo Stationair; UH-1Y; V-Watch Connect; VALOR; V-22 Osprey; V-280; Wolverine; 2FIVE; 206; 407; 407GT; 407GX; 412, 429, 505; 525 and 525 Relentless. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

Environmental Considerations

Our operations are subject to numerous laws and regulations designed to protect the environment.  Compliance with these laws and expenditures for environmental control facilities has not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 13 to the Consolidated Financial Statements on page 65 of this Annual Report on Form 10-K.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets nor on our results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.

Employees

At January 2, 2016, we had approximately 35,000 employees.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 24, 2016.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	54	Chairman, President and Chief Executive Officer
Frank T. Connor	56	Executive Vice President and Chief Financial Officer
Cheryl H. Johnson	55	Executive Vice President, Human Resources
E. Robert Lupone	56	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer

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

•      Demand softness or volatility in the markets in which we do business; and

•      Cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption.

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

During 2015, we derived approximately 24% of our revenues from sales to a variety of U.S. Government entities.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions and the U.S. Government budget process which includes enacting relevant legislation, such as appropriations bills and accords on the debt ceiling. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations.  If we incur costs in excess of funds committed on a contract, we are at risk for non-reimbursement of those costs until additional funds are appropriated.  The reduction, termination or delay in the timing of funding for U.S. Government programs for which we currently provide or propose to provide products or services may result in a loss of anticipated future revenues that could materially and adversely impact our results of operations and financial condition. Significant changes in national and international priorities for defense spending could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

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

During 2015, we derived approximately 38% of our revenues from international business, including U.S. exports, and we expect international revenues to continue to increase. Conducting business internationally exposes us to additional risks than if we conducted our business solely within the U.S. We maintain manufacturing facilities, service centers, supply centers and other facilities worldwide, including in various emerging market countries.  We also have entered into, and expect to continue to enter into, joint venture arrangements in emerging market countries, some of which may require capital investment, guaranties or other commitments.  Risks related to international operations include import, export and other trade restrictions; changing U.S. and foreign procurement policies and practices; restrictions on technology transfer; difficulties in protecting intellectual property; increasing complexity of employment and environmental, health and safety regulations; foreign investment laws; exchange controls; repatriation of earnings or cash settlement challenges, competition from foreign and multinational firms with home country advantages; economic and government instability, acts of terrorism and related safety concerns.  The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.

Additionally, some international government customers require contractors to agree to specific in-country purchases, technology transfers, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts generally extend over several years and may include penalties if we fail to perform in accordance with the offset requirements which are often subjective. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors and suppliers in connection with international programs. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we maintain policies and procedures designed to facilitate compliance with these laws, a violation of such laws by any of our international representatives, consultants, joint ventures, business partners, subcontractors or suppliers, even if prohibited by our policies, could have an adverse effect on our business and reputation.

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

Approximately 7,200, or 28%, of our U.S. employees are unionized, and many of our non-U.S. employees are represented by organized councils. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. The presence of unions also may limit our flexibility in responding to competitive pressures in the marketplace. In addition, the workforces of many of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Any of these events could adversely affect our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On January 2, 2016, we operated a total of 59 plants located throughout the U.S. and 52 plants outside the U.S.  We own 57 plants and lease the remainder for a total manufacturing space of approximately 24.3 million square feet.  We consider the productive capacity of the plants operated by each of our business segments to be adequate.  We also own or lease offices, warehouses, training and service centers and other space at various locations. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “TXT.”  At January 2, 2016, there were approximately 10,000 record holders of Textron common stock.  The high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the dividends paid per share are provided in the following table:

	2015			2014
	High	Low	Dividends per Share	High	Low	Dividends per Share
First quarter	$45.61	$40.95	$0.02	$40.18	$34.28	$0.02
Second quarter	46.93	42.97	0.02	40.93	36.96	0.02
Third quarter	44.98	32.20	0.02	39.03	35.54	0.02
Fourth quarter	43.93	38.18	0.02	44.23	32.28	0.02

Issuer Repurchases of Equity Securities

The following provides information about our fourth quarter 2015 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased (1)	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan (1)	Maximum Number of Shares that may yet be Purchased under the Plan
October 4, 2015 – November 7, 2015	208	$37.63	208	10,882
November 8, 2015 – December 5, 2015	—	—	—	10,882
December 6, 2015 – January 2, 2016	—	—	—	10,882
Total	208	$37.63	208

 (1) These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that had been announced on January 23, 2013. This plan has no expiration date.

Stock Performance Graph

The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2010 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P 500 Industrials Index, all of which include Textron. The values calculated assume dividend reinvestment.

	2010	2011	2012	2013	2014	2015
Textron Inc.	$100.00	$78.53	$105.62	$157.05	$180.27	$180.18
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P 500 A&D	100.00	105.28	120.61	186.85	208.21	219.52
S&P 500 Industrials	100.00	105.43	120.98	159.26	178.94	184.13

Item 6.  Selected Financial Data

(Dollars in millions, except per share amounts)	2015	2014	2013	2012	2011
Revenues
Textron Aviation	$4,822	$4,568	$2,784	$3,111	$2,990
Bell	3,454	4,245	4,511	4,274	3,525
Textron Systems	1,520	1,624	1,665	1,737	1,872
Industrial	3,544	3,338	3,012	2,900	2,785
Finance	83	103	132	215	103
Total revenues	$13,423	$13,878	$12,104	$12,237	$11,275
Segment profit
Textron Aviation (a)	$400	$234	$(48)	$82	$60
Bell	400	529	573	639	521
Textron Systems	129	150	147	132	141
Industrial	302	280	242	215	202
Finance (b)	24	21	49	64	(333)
Total segment profit	1,255	1,214	963	1,132	591
Corporate expenses and other, net	(154)	(161)	(166)	(148)	(114)
Interest expense, net for Manufacturing group	(130)	(148)	(123)	(143)	(140)
Acquisition and restructuring costs (c)	—	(52)	—	—	—
Income tax expense	(273)	(248)	(176)	(260)	(95)
Income from continuing operations	$698	$605	$498	$581	$242
Per share of common stock
Income from continuing operations — basic	$2.52	$2.17	$1.78	$2.07	$0.87
Income from continuing operations — diluted	$2.50	$2.15	$1.75	$1.97	$0.79
Dividends declared	$0.08	$0.08	$0.08	$0.08	$0.08
Book value at year-end	$18.10	$15.45	$15.54	$11.03	$9.84
Common stock price: High	$46.93	$44.23	$37.43	$29.18	$28.87
Low	$32.20	$32.28	$23.94	$18.37	$14.66
Year-end	$42.01	$42.17	$36.61	$24.12	$18.49
Common shares outstanding (In thousands)
Basic average	276,682	279,409	279,299	280,182	277,684
Diluted average	278,727	281,790	284,428	294,663	307,255
Year-end	274,228	276,582	282,059	271,263	278,873
Financial position
Total assets	$14,708	$14,605	$12,944	$13,033	$13,615
Manufacturing group debt	$2,697	$2,811	$1,931	$2,301	$2,459
Finance group debt	$913	$1,063	$1,256	$1,686	$1,974
Shareholders’ equity	$4,964	$4,272	$4,384	$2,991	$2,745
Manufacturing group debt-to-capital (net of cash)	26%	33%	15%	24%	37%
Manufacturing group debt-to-capital	35%	40%	31%	44%	47%
Investment data
Capital expenditures	$420	$429	$444	$480	$423
Depreciation	$391	$389	$349	$336	$343

(a)          Segment profit includes amortization of $12 million and $63 million in 2015 and 2014, respectively, related to fair value step-up adjustments of Beechcraft acquired inventories sold during the period.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Consolidated Results of Operations

For Textron, 2015 was a year of solid execution across our business segments.  We improved operational performance enabling us to increase profitability despite an overall decline in revenues.  In addition, we continued our strategy of development and investment in new products to position our businesses for future growth.  Several highlights of 2015 include the following:

•                  Improved gross margin by 60 basis-points from 17.1% to 17.7%.

•                  Grew segment profit to $1.3 billion, a 3% increase, despite a 3% decline in revenues.

•                  Raised diluted earnings per share from continuing operations by 16%, from $2.15 to $2.50.

•                  Generated $1.0 billion in cash from operating activities of our manufacturing businesses.

•                  Increased our investment in research and development activities by 12% to $778 million.

•                  Invested $420 million in capital expenditures and $81 million in complementary acquisitions.

•                  Returned $241 million to our shareholders through share repurchases and dividend payments.

•                  Reduced our debt-to-capital, net of cash ratio to 26% from 33%.

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 20 to 27.

Revenues

				% Change
(Dollars in millions)	2015	2014	2013	2015	2014
Revenues	$13,423	$13,878	$12,104	(3)%	15%

Revenues decreased $455 million, 3%, in 2015, compared with 2014, as decreases in the Bell and Textron Systems segments were partially offset by higher revenues in the Textron Aviation and Industrial segments.  The net revenue decrease included the following factors:

•

Lower Bell revenues of $791 million, largely due to a decrease of $577 million in V-22 program revenues, primarily reflecting lower aircraft deliveries, a decrease of $193 million in commercial revenues, largely related to a change in mix of commercial aircraft sold during the period, and lower commercial aftermarket volume of $92 million.

•	Lower Textron Systems revenues of $104 million, primarily due to lower volume in the Unmanned Systems product line, largely reflecting lower deliveries in the fourth quarter.
•

Higher Textron Aviation revenues of $254 million, primarily due to the first quarter impact of the Beechcraft acquisition of $219 million and higher volume and mix of $35 million. We completed the acquisition of Beechcraft on March 14, 2014, and as a result, 2014 does not reflect a full twelve months of its revenues.

•

Higher Industrial segment revenues of $206 million, primarily due to higher volume of $357 million, largely in the Fuel Systems and Functional Components product line, and the impact from acquisitions of $103 million, partially offset by an unfavorable foreign exchange impact of $240 million.

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

•                  Lower Finance revenues of $29 million, primarily attributable to gains on the disposition of finance receivables held for sale during 2013.

Cost of Sales and Selling and Administrative Expense

				% Change
(Dollars in millions)	2015	2014	2013	2015	2014
Operating expenses	$12,283	$12,782	$11,257	(4)%	14%
Cost of sales	10,979	11,421	10,131	(4)%	13%
Gross margin as a percentage of Manufacturing revenues	17.7%	17.1%	15.4%
Selling and administrative expenses	$1,304	$1,361	$1,126	(4)%	21%

Manufacturing cost of sales and selling and administrative expenses together comprise our operating expenses.  Cost of sales decreased $442 million, 4%, in 2015, compared with 2014, largely due to lower volume at the Bell segment and a $217 million favorable foreign exchange impact mostly from the strengthening of the U.S. dollar against the Euro, partially offset by higher volume at the Industrial segment, and an increase from acquired businesses, primarily Beechcraft.  The 60 basis-point improvement in gross margin was largely driven by the Textron Aviation segment, primarily reflecting the net impact of the Beechcraft acquisition, which includes the benefit of the integrated cost structure of Beechcraft and Cessna, and lower amortization of fair value step-up adjustments related to acquired Beechcraft inventories.

Selling and administrative expense decreased $57 million, 4%, in 2015, compared with 2014.  Significant factors contributing to the decrease in expense include a favorable impact from ongoing cost reduction activities at the Bell Segment and lower share-based compensation expense of $22 million, which were partially offset by an increase from acquired businesses, primarily Beechcraft.

Manufacturing cost of sales increased $1.3 billion, 13%, in 2014, compared with 2013, largely due to the impact of acquired businesses, primarily Beechcraft.  In 2014, gross margin as a percentage of manufacturing revenues increased 170 basis-points largely due to improved leverage resulting from higher revenues primarily at the Textron Aviation segment.

Selling and administrative expense increased $235 million, 21%, in 2014, compared with 2013, largely related to businesses acquired in the past year and compensation expense. These increases were partially offset by $28 million in severance costs incurred in 2013 in connection with a voluntary separation program at the Textron Aviation segment.

Acquisition and Restructuring Costs

In 2014, we executed a restructuring program in our Textron Aviation segment to align the Cessna and Beechcraft businesses, reduce operating redundancies and maximize efficiencies.  During 2014, we recorded charges of $41 million related to these restructuring activities, along with $11 million of transaction costs, which were included in the Acquisition and restructuring costs line on the Consolidated Statements of Operations.

Interest Expense

				% Change
(Dollars in millions)	2015	2014	2013	2015	2014
Interest expense	$169	$191	$173	(12)%	10%

Interest expense on the Consolidated Statements of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated.  Interest expense for the Finance segment is included within segment profit and includes intercompany interest.  Consolidated interest expense decreased $22 million, 12%, in 2015, compared with 2014, primarily due to favorable borrowing costs and lower average debt outstanding.  In 2014, consolidated interest expense increased $18 million, 10%, compared with 2013, primarily due to a $31 million impact related to financing the Beechcraft acquisition, partially offset by $9 million of lower interest expense due to the maturity of our convertible notes in the second quarter of 2013.

Income Tax Expense

Our effective tax rate was 28.1%, 29.1% and 26.1% in 2015, 2014 and 2013, respectively.  This rate generally differs from the U.S. federal statutory tax rate of 35% due to certain earnings from operations in lower-tax jurisdictions throughout the world, as well as the domestic manufacturing deduction and the research and development credit.  The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Canada, Germany, United Kingdom, Belgium and China.  We have not provided for U.S. taxes for those earnings because we plan to reinvest all of those earnings indefinitely outside of the U.S.

In 2013, our effective tax rate was reduced by approximately 4.0% due to the tax benefit recognized upon the retroactive reinstatement and extension of the Federal Research and Development Tax Credit for the period from January 1, 2012 to December 31, 2013.  This credit was subsequently extended in 2014 and in 2015, resulting in a 1.5% reduction in our effective tax rate for each year.

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

Approximately 24% of our 2015 revenues were derived from contracts with the U.S. Government.  For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix. Changes in volume that are discussed in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refers to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes.

Textron Aviation

				% Change
(Dollars in millions)	2015	2014	2013	2015	2014
Revenues	$4,822	$4,568	$2,784	6%	64%
Operating expenses	4,422	4,334	2,832	2%	53%
Segment profit (loss)	400	234	(48)	71%	—
Profit margin	8.3%	5.1%	(1.7)%
Backlog	$1,074	$1,365	$1,018	(21)%	34%

Textron Aviation Revenues and Operating Expenses

Factors contributing to the 2015 year-over-year revenue change are provided below:

(In millions)	2015 versus 2014
Acquisitions	$219
Volume and mix	35
Total change	$254

Textron Aviation’s revenues increased $254 million, 6%, in 2015, compared with 2014, primarily due to the first quarter impact of the Beechcraft acquisition of $219 million and higher volume and mix of $35 million.  We delivered 166 Citation jets and 117 King Air turboprops in 2015, compared with 159 Citation jets and 113 King Air turboprops in 2014.  The portion of the segment’s revenues derived from aftermarket sales and services represented 29% of its total revenues in 2015, compared with 30% in 2014.

Textron Aviation’s operating expenses increased $88 million in 2015, compared with 2014, primarily due to the incremental operating costs related to the Beechcraft acquisition and higher volume, partially offset by lower amortization of $51 million related to fair value step-up adjustments of acquired Beechcraft inventories sold during the period.

Factors contributing to the 2014 year-over-year revenue change are provided below:

(In millions)	2014 versus 2013
Acquisitions	$1,480
Volume	263
Pricing	41
Total change	$1,784

Textron Aviation’s revenues increased $1.8 billion, 64%, in 2014, compared with 2013, primarily due to the impact of the Beechcraft acquisition of $1.5 billion and higher volume of $263 million.  The increase in volume was primarily the result of higher Citation jet volume of $344 million, partially offset by lower CitationAir volume of $78 million related to exiting our fractional share business.  We delivered 159 Citation jets and 113 King Air turboprops in 2014, compared with 139 Citation jets in 2013.  During 2014, the portion of the segment’s revenues derived from aftermarket sales and services represented 30% of its total revenues, compared with 33% in 2013.

Textron Aviation’s operating expenses increased $1.5 billion, 53%, in 2014, compared with 2013, primarily due to the incremental operating costs related to the Beechcraft acquisition, and higher net volume as described above. Textron Aviation’s operating expenses exclude acquisition and restructuring costs incurred across the segment as a result of the Beechcraft integration, which are reported separately and are discussed in the Acquisition and Restructuring Costs section above.

Textron Aviation Segment Profit (Loss)

Factors contributing to 2015 year-over-year segment profit change are provided below:

(In millions)	2015 versus 2014
Performance and other	$119
Volume and mix	47
Total change	$166

Segment profit at Textron Aviation increased $166 million, 71%, in 2015, compared with 2014, primarily due to an increase in performance and other, reflecting the net profit impact from the Beechcraft acquisition, which includes the benefit of the integrated cost structure of Beechcraft and Cessna, and lower amortization of $51 million related to fair value step-up adjustments as described above.  Segment profit was also favorably impacted by higher volume as well as the mix of products sold.

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

Textron Aviation Backlog

Textron Aviation’s backlog decreased $291 million, 21%, in 2015, primarily due to deliveries on military contracts.  In 2014, backlog increased $347 million, 34%, which included the impact of the Beechcraft acquisition.

Bell

				% Change
(Dollars in millions)	2015	2014	2013	2015	2014
Revenues:
V-22 program	$1,194	$1,771	$1,755	(33)%	1%
Other military	839	860	959	(2)%	(10)%
Commercial	1,421	1,614	1,797	(12)%	(10)%
Total revenues	3,454	4,245	4,511	(19)%	(6)%
Operating expenses	3,054	3,716	3,938	(18)%	(6)%
Segment profit	400	529	573	(24)%	(8)%
Profit margin	11.6%	12.5%	12.7%
Backlog	$5,224	$5,524	$6,450	(5)%	(14)%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

Factors contributing to the 2015 year-over-year revenue change are provided below:

(In millions)	2015 versus 2014
Volume and mix	$(807)
Other	16
Total change	$(791)

Bell’s revenues decreased $791 million, 19%, in 2015, compared with 2014, primarily due to the following factors:

•	$577 million decrease in V-22 program revenues, primarily reflecting lower aircraft deliveries, as we delivered 24 V-22 aircraft in 2015, compared with 37 V-22 aircraft in 2014.
•

$193 million decrease in commercial revenues, largely related to a change in mix of commercial aircraft sold during the period, reflecting lower sales activity across the commercial helicopter market, and $92 million of lower aftermarket volume. Bell delivered 175 commercial aircraft in 2015, compared with 178 commercial aircraft in 2014.

•

$21 million decrease in other military, which included $41 million recorded in the second quarter of 2014 related to the settlement of the SDD phase of the ARH program. Bell delivered 24 H-1 aircraft in both periods.

Bell’s operating expenses decreased $662 million, 18%, in 2015, compared with 2014, primarily due to lower net sales volume as described above and the favorable impact of ongoing cost reduction activities.

As a result of cost reduction actions announced in April 2015, Bell incurred approximately $40 million in severance and benefit costs during the second quarter of 2015.  The initial impact of the restructuring on Bell’s segment profit in the second quarter of 2015 was not significant due to cost savings from headcount reductions and the impact of including a portion of these costs in our indirect cost rates. These actions reduced Bell’s headcount by approximately 1,100 employees representing approximately 12% of the Bell workforce at that time.

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

•

$99 million decrease in other military volume, primarily related to the H-1 program, largely reflecting lower aircraft deliveries and production support. Lower volume was partially offset by $41 million recorded in the second quarter of 2014, related to the settlement of the SDD phase of the ARH program. Bell delivered 24 H-1 aircraft in 2014, compared with 25 aircraft in 2013.

•

$16 million increase in V-22 program revenues, reflecting higher product support volume of $115 million. This increase was largely offset by lower aircraft deliveries, as we delivered 37 V-22 aircraft in 2014 compared to 41 V-22 aircraft in 2013.

Bell’s operating expenses decreased $222 million, 6% in 2014, compared with 2013, primarily due to lower net volume as described above.  In addition, Bell experienced favorable profit adjustments on its long-term contracts, primarily driven by cost reduction activities in 2014 as well as unfavorable performance in 2013.

Bell Segment Profit

Factors contributing to 2015 year-over-year segment profit change are provided below:

(In millions)	2015 versus 2014
Volume and mix	$(223)
Performance and other	94
Total change	$(129)

Bell’s segment profit decreased $129 million, 24%, in 2015, compared with 2014, primarily due to a $223 million unfavorable impact from lower volume and mix and a $16 million favorable program profit adjustment in 2014 related to the ARH program, as described above. Volume and mix was partially offset by favorable performance and other of $94 million, largely related to ongoing cost reduction activities.

Factors contributing to 2014 year-over-year segment profit change are provided below:

(In millions)	2014 versus 2013
Volume and Mix	$(72)
Performance	23
Other	5
Total change	$(44)

Bell’s segment profit decreased $44 million, 8%, in 2014, compared with 2013. The impact of volume and mix was largely driven by lower commercial volume and an unfavorable mix of commercial aircraft deliveries, partially offset by a $16 million favorable program profit adjustment related to the ARH program as described above. Favorable performance primarily reflected our cost reduction activities in 2014 as well as unfavorable performance in 2013.

Bell Backlog

In 2015, Bell’s backlog decreased $300 million, 5%, primarily related to the commercial business. In 2014, Bell’s backlog decreased $926 million, 14%, primarily due to V-22 aircraft deliveries in excess of orders.

Textron Systems

				% Change
(Dollars in millions)	2015	2014	2013	2015	2014
Revenues	$1,520	$1,624	$1,665	(6)%	(2)%
Operating expenses	1,391	1,474	1,518	(6)%	(3)%
Segment profit	129	150	147	(14)%	2%
Profit margin	8.5%	9.2%	8.8%
Backlog	$2,328	$2,790	$2,803	(17)%	—

Textron Systems Revenues and Operating Expenses

Factors contributing to the 2015 year-over-year revenue change are provided below:

(In millions)	2015 versus 2014
Volume	$(105)
Other	1
Total change	$(104)

Revenues at Textron Systems decreased $104 million, 6%, in 2015, compared with 2014, primarily due to lower volume in the Unmanned Systems product line.

Textron Systems’ operating expenses decreased $83 million, 6%, in 2015, compared with 2014, primarily due to lower volume as described above, partially offset by an unfavorable mix of products delivered in 2015.

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

Textron Systems’ operating expenses decreased $44 million, 3%, in 2014, compared with 2013, primarily due to lower volume as described above, as well as the impact of a $15 million charge recorded in 2013 related to Unmanned Systems’ fee-for-service program.  Operating expenses also included the impact of costs related to acquisitions.

Textron Systems Segment Profit

Factors contributing to 2015 year-over-year segment profit change are provided below:

(In millions)	2015 versus 2014
Volume and mix	$(24)
Performance	8
Other	(5)
Total change	$(21)

Textron Systems’ segment profit decreased $21 million, 14%, in 2015, compared with 2014, primarily resulting from lower volume and unfavorable product mix in 2015.

Factors contributing to 2014 year-over-year segment profit change are provided below:

(In millions)	2014 versus 2013
Performance	$22
Volume	(12)
Other	(7)
Total change	$3

Segment profit at Textron Systems increased $3 million, 2%, in 2014, compared with 2013, primarily driven by $22 million of improved performance, partially offset by $12 million from lower volume as described above.  Performance primarily reflects the impact of unfavorable profit adjustments in 2013, including a $15 million charge related to Unmanned Systems’ fee-for-service program.

Systems Backlog

Textron Systems’ backlog decreased $462 million, 17%, in 2015, primarily due to deliveries in excess of orders in the Weapons and Sensors and Unmanned Systems product lines.

Industrial

				% Change
(Dollars in millions)	2015	2014	2013	2015	2014
Revenues:
Fuel Systems and Functional Components	$2,078	$1,975	$1,853	5%	7%
Other Industrial	1,466	1,363	1,159	8%	18%
Total revenues	3,544	3,338	3,012	6%	11%
Operating expenses	3,242	3,058	2,770	6%	10%
Segment profit	302	280	242	8%	16%
Profit margin	8.5%	8.4%	8.0%

Industrial Revenues and Operating Expenses

Factors contributing to the 2015 year-over-year revenue change are provided below:

(In millions)	2015 versus 2014
Volume	$357
Foreign exchange	(240)
Acquisitions	103
Other	(14)
Total change	$206

Industrial segment revenues increased $206 million, 6%, in 2015, compared with 2014, primarily due to higher volume of $357 million and the impact from acquisitions of $103 million, partially offset by an unfavorable foreign exchange impact of $240 million mostly related to the strengthening of the U.S. dollar primarily against the Euro.  Higher volume reflected a $283 million increase in the Fuel Systems and Functional Components product line, primarily due to automotive industry demand in Europe and North America, and a $74 million increase in the Other Industrial product lines.

Operating expenses for the Industrial segment increased $184 million, 6%, in 2015, compared with 2014, largely due to the impact from higher volume as described above and additional operating expenses from acquisitions of $105 million, partially offset by a favorable impact of $225 million from changes in foreign exchange rates.

Factors contributing to the 2014 year-over-year revenue change are provided below:

(In millions)	2014 versus 2013
Volume	$181
Acquisitions	142
Other	3
Total change	$326

Industrial segment revenues increased $326 million, 11%, in 2014, compared with 2013, primarily due to higher volume of $181 million and an impact from acquisitions of $142 million, primarily within our Specialized Vehicles and Equipment product line.  Higher volume resulted from a $142 million increase in the Fuel Systems and Functional Components product line, principally reflecting automotive industry demand in North America and Europe, and a $39 million increase in the Other Industrial product lines.

Operating expenses for the Industrial segment increased $288 million, 10%, in 2014, compared with 2013, largely due to the impact from higher volume as described above and additional operating expenses from recently acquired businesses.

Industrial Segment Profit

Factors contributing to 2015 year-over-year segment profit change are provided below:

(In millions)	2015 versus 2014
Volume	$42
Performance	(15)
Foreign exchange	(15)
Other	10
Total change	$22

Segment profit for the Industrial segment increased $22 million, 8%, in 2015, compared with 2014, largely due to the impact from higher volume as described above, partially offset by unfavorable performance of $15 million and an unfavorable impact of $15 million from changes in foreign exchange rates.

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

Finance

(In millions)	2015	2014	2013
Revenues	$83	$103	$132
Segment profit	24	21	49

Finance Revenues

Finance segment revenues decreased $20 million in 2015, compared with 2014, primarily attributable to average finance receivables being lower by $187 million.

Finance segment revenues decreased $29 million in 2014, compared with 2013, primarily attributable to a $31 million impact from gains on the disposition of finance receivables held for sale during 2013. These gains resulted from the payoff of loans in amounts, and sale of loans at prices, in excess of the values established in previous periods.

Finance Segment Profit

Finance segment profit increased $3 million in 2015, compared with 2014, primarily due to lower provision for loan losses.

Finance segment profit decreased $28 million in 2014, compared with 2013, primarily due to a change in provision for loan losses of $29 million, largely reflecting reserve reversals in 2013 primarily related to the non-captive business, and the impact from gains on finance receivables held for sale as described above.  These decreases in segment profit were partially offset by lower administrative expense of $19 million in 2014, primarily associated with the exit of the non-captive business.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	January 2, 2016	January 3, 2015
Finance receivables*	$1,105	$1,254
Nonaccrual finance receivables	84	81
Ratio of nonaccrual finance receivables to finance receivables	7.60%	6.46%
60+ days contractual delinquency	$69	$57
60+ days contractual delinquency as a percentage of finance receivables	6.24%	4.55%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	January 2, 2016	January 3, 2015
Manufacturing group
Cash and equivalents	$946	$731
Debt	2,697	2,811
Shareholders’ equity	4,964	4,272
Capital (debt plus shareholders’ equity)	7,661	7,083
Net debt (net of cash and equivalents) to capital	26%	33%
Debt to capital	35%	40%
Finance group
Cash and equivalents	$59	$91
Debt	913	1,063

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

Textron has a senior unsecured revolving credit facility that expires in October 2018 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At January 2, 2016, there were no amounts borrowed against the facility, and there were $33 million of letters of credit issued against it.  We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that authorizes us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statement of Cash Flows are summarized below:

(In millions)	2015	2014	2013
Operating activities	$1,038	$1,097	$658
Investing activities	(496)	(2,065)	(624)
Financing activities	(308)	552	(240)

Cash flows provided by operating activities was $1,038 million in 2015, compared with $1,097 million in 2014, a decrease of 5%.  This decrease was largely due to a change in working capital, partially offset by higher income from continuing operations of $94 million and dividends received from the Finance group of $63 million in 2015.  A significant factor contributing to the decrease in cash flows related to working capital was a reduction in customer deposits of $304 million at Textron Aviation, largely reflecting advance deposits received on military contracts in 2014 for 2015 deliveries.

Cash flows from operating activities increased $439 million during 2014, compared with 2013, largely due to a change in working capital, higher income from continuing operations of $120 million and lower contributions of $118 million to our pension plans, partially offset by $175 million of dividends received from the Finance group in 2013.  Working capital was favorably impacted by an increase of $226 million in customer deposits, primarily at Textron Aviation, and a $174 million increase in cash from accounts receivable, largely at Bell, partially offset by an increase in net tax payments of $43 million.

Net tax payments were $187 million, $266 million and $223 million in 2015, 2014 and 2013, respectively. Pension contributions were $68 million, $76 million and $194 million in 2015, 2014 and 2013, respectively.

Cash flows used in investing activities included capital expenditures of $420 million, $429 million and $444 million in 2015, 2014 and 2013, respectively.  In 2014, investing cash flows also included a $1.5 billion aggregate cash payment to acquire Beechcraft.

In 2015, 2014 and 2013, cash flows used in financing activities included the repayment of outstanding debt of $100 million, $559 million and $528 million, respectively.  In 2014, cash flows from financing activities included proceeds from long-term debt of $1.4 billion, most of which was used to finance a portion of the Beechcraft acquisition.

Share Repurchases

Under a 2013 share repurchase authorization, we repurchased an aggregate of 5.2 million shares of our outstanding common stock for $219 million in 2015 and an aggregate of 8.9 million shares of our outstanding common stock for $340 million in 2014.

Dividends

Dividend payments to shareholders totaled $22 million, $28 million and $22 million in 2015, 2014 and 2013, respectively.

Dividends from the Finance group are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.  Dividends paid by the Finance group were $63 million and $175 million in 2015 and 2013, respectively.

Finance Group Cash Flows

The cash flows from continuing operations for the Finance group are summarized below:

(In millions)	2015	2014	2013
Operating activities	$30	$5	$66
Investing activities	197	255	624
Financing activities	(259)	(217)	(677)

In 2015, 2014 and 2013, the Finance group’s cash flows from operating activities were primarily impacted by changes in net taxes paid/received. Net tax (payments)/receipts were $(11) million, $(23) million and $49 million in 2015, 2014 and 2013, respectively.

Cash flows from investing activities primarily included collections on finance receivables and proceeds from sales of receivables and other finance assets totaling $389 million, $499 million and $853 million in 2015, 2014 and 2013, respectively, partially offset by financial receivable originations of $194 million, $215 million and $271 million, respectively.

Cash used in financing activities included payments on long-term and nonrecourse debt of $256 million, $345 million and $743 million in 2015, 2014 and 2013, respectively, which were partially offset by proceeds from long-term debt of $61 million, $128 million and $298 million, respectively. In 2015 and 2013, dividend payments to the Manufacturing group totaled $63 million and $175 million, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2015	2014	2013
Operating activities	$1,094	$1,211	$813
Investing activities	(388)	(1,919)	(264)
Financing activities	(504)	335	(742)

Cash flows provided by operating activities was $1,094 million in 2015, compared with $1,211 million in 2014, a decrease of 10%.  This decrease was largely due to a change in working capital, partially offset by higher income from continuing operations of $93 million. A significant factor contributing to the decrease in cash flows related to working capital was a reduction in customer deposits of $304 million at Textron Aviation, largely reflecting advance deposits received on military contracts in 2014 for 2015 deliveries.

Cash flows from operating activities increased $398 million during 2014, compared with 2013, largely due to a change in working capital, lower contributions of $118 million to our pension plans and higher income from continuing operations of $107 million. Working capital was favorably impacted by an increase of $226 million in customer deposits, primarily at Textron Aviation, and a $174 million increase in cash from accounts receivable, largely at Bell, partially offset by an increase in net tax payments of $115 million and lower net cash receipts from captive finance receivables of $87 million.

Net tax payments were $198 million, $289 million and $174 million in 2015, 2014 and 2013, respectively.

Cash flows from investing activities included capital expenditures of $420 million, $429 million and $444 million in 2015, 2014 and 2013, respectively. In 2014, cash flows from investing activities also included a $1.5 billion aggregate cash payment to acquire Beechcraft.  Collections on finance receivables and proceeds from sales of receivables and other finance assets totaled $105 million, $134 million and $368 million in 2015, 2014 and 2013, respectively.

Cash used in financing activities included $219 million and $340 million of share repurchases in 2015 and 2014, respectively.  In 2015, 2014 and 2013, financing activities also include the repayment of outstanding long-term debt of $356 million, $904 million and $1.3 billion, respectively.  Cash flows from financing activities also included proceeds of $1.6 billion from long-term debt in 2014, most of which was used to finance a portion of the Beechcraft acquisition, and proceeds of $448 million from long-term debt in 2013.

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

Reclassification adjustments included in the Consolidated Statement of Cash Flows are summarized below:

(In millions)	2015	2014	2013
Reclassifications adjustments from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(194)	$(215)	$(248)
Cash received from customers	284	365	485
Other	(1)	(41)	27
Total reclassifications adjustments from investing activities	89	109	264
Reclassifications adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(63)	—	(175)
Total reclassifications adjustments to cash flow from operating activities	$26	$109	$89

Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC.  The agreement, which was amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $125 million.  There were no cash contributions required to be paid to TFC in 2015, 2014 and 2013 to maintain compliance with the support agreement.

Contractual Obligations

Manufacturing Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of January 2, 2016:

		Payments Due by Period
(In millions)	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Liabilities reflected in balance sheet:
Long-term debt	$2,701	$262	$513	$687	$1,239
Interest on borrowings	626	128	211	154	133
Pension benefits for unfunded plans	371	26	49	44	252
Postretirement benefits other than pensions	364	40	71	59	194
Other long-term liabilities	477	92	134	105	146
Liabilities not reflected in balance sheet:
Purchase obligations	2,847	2,038	730	60	19
Operating leases	380	74	101	74	131
Total Manufacturing group	$7,766	$2,660	$1,809	$1,183	$2,114

Pension and Postretirement Benefits

We maintain defined benefit pension plans and postretirement benefit plans other than pensions as described in Note 11 to the Consolidated Financial Statements. Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. Our policy for funding pension plans is to make contributions annually, consistent with applicable laws and regulations; however, future contributions to our pension plans are not included in the above table.  In 2016, we expect to make approximately $33 million of contributions to our funded pension plans and the Retirement Account Plan. Based on our current assumptions, which may change with changes in market conditions, our current contribution for each of the years from 2017 through 2020 are estimated to be in the range of approximately $60 million to $125 million under the plan provisions in place at this time.

Other Long-Term Liabilities

Other long-term liabilities consist of undiscounted amounts in the Consolidated Balance Sheets that primarily include obligations under deferred compensation arrangements and estimated environmental remediation costs. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals.  The timing of cash flows associated with environmental remediation costs is largely based on historical experience. Certain other long-term liabilities, such as deferred taxes, unrecognized tax benefits and product liability, warranty and litigation reserves, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments.

Purchase Obligations

Purchase obligations include undiscounted amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates. Approximately 30% of the purchase obligations we disclose represent purchase orders issued for goods and services to be delivered under firm contracts with the U.S. Government for which we have full recourse under customary contract termination clauses.

Finance Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Finance group as of January 2, 2016:

		Payments Due by Period
(In millions)	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Liabilities reflected in balance sheet:
Term debt	$573	$135	$278	$95	$65
Subordinated debt	299	—	—	—	299
Securitized debt	41	20	17	3	1
Interest on borrowings	201	33	31	18	119
Total Finance group	$1,114	$188	$326	$116	$484

Securitized debt payments do not represent contractual obligations of the Finance group, and we do not provide legal recourse to investors who purchase interests in the securitizations beyond the credit enhancement inherent in the retained subordinate interests.

At January 2, 2016, the Finance group also had $28 million in other liabilities that are payable within the next 12 months.

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

The following table sets forth the aggregate gross amount of all program profit adjustments that are included within segment profit for the three years ended January 2, 2016:

(In millions)	2015	2014	2013
Gross favorable	$111	$132	$51
Gross unfavorable	(33)	(37)	(22)
Net adjustments	$78	$95	$29

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

If the reporting unit’s estimated fair value exceeds its carrying value, there is no impairment, and no further analysis is performed.  Otherwise, the amount of the impairment is determined by comparing the carrying amount of the reporting unit’s goodwill to the implied fair value of that goodwill.  The implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. If the carrying amount of the goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

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

To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will increase pension expense.  For 2015, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 7.57%, compared with 7.60% in 2014.  For the last four years, the assumed rate of return for our domestic plans, which represent approximately 91% of our total pension assets, was 7.75%.  A 50 basis-point decrease in this long-term rate of return in 2015 would have increased pension cost for our domestic plans by approximately $29 million.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled.  This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change.  A lower discount rate increases the present value of the benefit obligations and increases pension expense.  In 2015, the weighted-average discount rate used in calculating pension expense was 4.25%, compared with 4.92% in 2014.  For our domestic plans, the assumed discount rate was 4.25% in 2015, compared with 5.00% for 2014. In the second quarter of 2015, our Bell segment announced cost reduction actions that resulted in a headcount reduction that was deemed a curtailment. As a result, we remeasured Bell’s pension plan incorporating a 50 basis-point increase in our discount rate to 4.75%. A 50 basis-point decrease in the weighted-average discount rate that includes the remeasurement would have increased pension cost for our domestic plans by approximately $34 million in 2015.

The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities.  The 2015 medical and prescription drug healthcare cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits.  In 2015, we assumed a trend rate of 7.50% for both medical and prescription drug healthcare rates and assumed this rate would gradually decline to 5.00% by 2024 and then remain at that level.  See Note 11 to the Consolidated Financial Statements for the impact of a one-percentage-point change in the cost trend rate.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency-denominated assets with liabilities in the same currency so that certain exposures are naturally offset.  We primarily use borrowings denominated in British pound sterling for these purposes.  In managing our foreign currency transaction exposures, we also enter into foreign currency exchange contracts.  These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency.  The notional amount of outstanding foreign currency exchange contracts was approximately $706 million and $696 million at the end of 2015 and 2014, respectively.  Foreign currency exchange rate changes decreased both revenues and segment profit in 2015 by $244 million and $20 million, respectively.  The impact of foreign currency exchange rate changes on revenues and segment profit for 2014 and 2013 was not significant.

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

Quantitative Risk Measures

In the normal course of business, we enter into financial instruments for purposes other than trading.  The financial instruments that are subject to market risk include finance receivables (excluding leases), debt (excluding capital lease obligations) and foreign currency exchange contracts.  To quantify the market risk inherent in these financial instruments, we utilize a sensitivity analysis that includes a hypothetical change in fair value assuming a 10% decrease in interest rates and a 10% strengthening in foreign exchange rates against the U.S. dollar.  The fair value of these financial instruments is estimated using discounted cash flow analysis and indicative market pricing as reported by leading financial news and data providers.

At the end of each year, the table below provides the carrying and fair values of these financial instruments along with the sensitivity of fair value to the hypothetical changes discussed above.  This sensitivity analysis is most likely not indicative of actual results in the future.

	2015			2014
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign exchange rate risk
Debt	$(224)	$(250)	$(25)	$(236)	$(277)	$(28)
Foreign currency exchange contracts	(21)	(21)	31	(11)	(11)	52
	$(245)	$(271)	$6	$(247)	$(288)	$24
Interest rate risk
Debt	$(2,628)	$(2,744)	$(18)	$(2,742)	$(2,944)	$(21)
Finance group
Interest rate risk
Finance receivables	$894	$850	$21	$1,039	$1,056	$20
Debt, including intergroup	(913)	(840)	19	(1,063)	(1,051)	9

* The value represents an asset or (liability).

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and the related report of our independent registered public accounting firm thereon are included in this Annual Report on Form 10-K on the pages indicated below:

All other schedules are omitted either because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

Consolidated Statements of Operations

For each of the years in the three-year period ended January 2, 2016

(In millions, except per share data)	2015	2014	2013
Revenues
Manufacturing revenues	$13,340	$13,775	$11,972
Finance revenues	83	103	132
Total revenues	13,423	13,878	12,104
Costs and expenses
Cost of sales	10,979	11,421	10,131
Selling and administrative expense	1,304	1,361	1,126
Interest expense	169	191	173
Acquisition and restructuring costs	—	52	—
Total costs and expenses	12,452	13,025	11,430
Income from continuing operations before income taxes	971	853	674
Income tax expense	273	248	176
Income from continuing operations	698	605	498
Loss from discontinued operations, net of income taxes	(1)	(5)	—
Net income	$697	$600	$498
Basic earnings per share
Continuing operations	$2.52	$2.17	$1.78
Discontinued operations	—	(0.02)	—
Basic earnings per share	$2.52	$2.15	$1.78
Diluted earnings per share
Continuing operations	$2.50	$2.15	$1.75
Discontinued operations	—	(0.02)	—
Diluted earnings per share	$2.50	$2.13	$1.75

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

For each of the years in the three-year period ended January 2, 2016

(In millions)	2015	2014	2013
Net income	$697	$600	$498
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	184	(401)	747
Foreign currency translation adjustments	(65)	(75)	12
Deferred losses on hedge contracts, net of reclassifications	(11)	(3)	(16)
Other comprehensive income (loss)	108	(479)	743
Comprehensive income	$805	$121	$1,241

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	January 2, 2016	January 3, 2015
Assets
Manufacturing group
Cash and equivalents	$946	$731
Accounts receivable, net	1,047	1,035
Inventories	4,144	3,928
Other current assets	341	320
Total current assets	6,478	6,014
Property, plant and equipment, net	2,492	2,497
Goodwill	2,023	2,027
Other assets	2,399	2,538
Total Manufacturing group assets	13,392	13,076
Finance group
Cash and equivalents	59	91
Finance receivables, net	1,087	1,238
Other assets	170	200
Total Finance group assets	1,316	1,529
Total assets	$14,708	$14,605
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$262	$8
Accounts payable	1,063	1,014
Accrued liabilities	2,467	2,616
Total current liabilities	3,792	3,638
Other liabilities	2,376	2,587
Long-term debt	2,435	2,803
Total Manufacturing group liabilities	8,603	9,028
Finance group
Other liabilities	228	242
Debt	913	1,063
Total Finance group liabilities	1,141	1,305
Total liabilities	9,744	10,333
Shareholders’ equity
Common stock (288.3 million and 285.5 million shares issued, respectively, and 274.2 million and 276.6 million shares outstanding, respectively)	36	36
Capital surplus	1,587	1,459
Treasury stock	(559)	(340)
Retained earnings	5,298	4,623
Accumulated other comprehensive loss	(1,398)	(1,506)
Total shareholders’ equity	4,964	4,272
Total liabilities and shareholders’ equity	$14,708	$14,605

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 29, 2012	$35	$1,177	$(275)	$3,824	$(1,770)	$2,991
Net income				498		498
Other comprehensive income					743	743
Dividends declared ($0.08 per share)				(22)		(22)
Share-based compensation activity		99				99
Purchases/conversions of convertible notes	2	39	(41)			—
Settlement of capped call		75				75
Retirement of treasury stock	(2)	(59)	316	(255)		—
Balance at December 28, 2013	35	1,331	—	4,045	(1,027)	4,384
Net income				600		600
Other comprehensive loss					(479)	(479)
Dividends declared ($0.08 per share)				(22)		(22)
Share-based compensation activity	1	134				135
Purchases of common stock			(340)			(340)
Other		(6)				(6)
Balance at January 3, 2015	36	1,459	(340)	4,623	(1,506)	4,272
Net income				697		697
Other comprehensive income					108	108
Dividends declared ($0.08 per share)				(22)		(22)
Share-based compensation activity		126				126
Purchases of common stock			(219)			(219)
Other		2				2
Balance at January 2, 2016	$36	$1,587	$(559)	$5,298	$(1,398)	$4,964

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended January 2, 2016

	Consolidated
(In millions)	2015	2014	2013
Cash flows from operating activities
Net income	$697	$600	$498
Less: Loss from discontinued operations	(1)	(5)	—
Income from continuing operations	698	605	498
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	461	459	389
Deferred income taxes	4	(19)	86
Other, net	106	100	61
Changes in assets and liabilities:
Accounts receivable, net	(14)	56	(118)
Inventories	(239)	(209)	(118)
Other assets	(36)	(33)	(42)
Accounts payable	43	(228)	65
Accrued and other liabilities	(155)	311	(182)
Pension, net	69	46	17
Income taxes, net	71	(22)	(84)
Captive finance receivables, net	90	150	237
Other operating activities, net	(4)	(5)	4
Net cash provided by operating activities of continuing operations	1,094	1,211	813
Net cash used in operating activities of discontinued operations	(4)	(3)	(3)
Net cash provided by operating activities	1,090	1,208	810
Cash flows from investing activities
Capital expenditures	(420)	(429)	(444)
Net cash used in acquisitions	(81)	(1,628)	(196)
Finance receivables repaid	67	91	190
Proceeds from sales of receivables and other finance assets	38	43	178
Other investing activities, net	8	4	8
Net cash used in investing activities	(388)	(1,919)	(264)
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(356)	(904)	(1,056)
Proceeds from long-term debt	61	1,567	448
Purchases of Textron common stock	(219)	(340)	—
Settlement of convertible notes	—	—	(215)
Proceeds from settlement of capped call	—	—	75
Proceeds from exercise of stock options	32	50	31
Dividends paid	(22)	(28)	(22)
Other financing activities, net	—	(10)	(3)
Net cash provided by (used in) financing activities	(504)	335	(742)
Effect of exchange rate changes on cash and equivalents	(15)	(13)	(6)
Net increase (decrease) in cash and equivalents	183	(389)	(202)
Cash and equivalents at beginning of year	822	1,211	1,413
Cash and equivalents at end of year	$1,005	$822	$1,211

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued

For each of the years in the three-year period ended January 2, 2016

	Manufacturing Group			Finance Group
(In millions)	2015	2014	2013	2015	2014	2013
Cash flows from operating activities
Net income	$683	$585	$470	$14	$15	$28
Less: Loss from discontinued operations	(1)	(5)	—	—	—	—
Income from continuing operations	684	590	470	14	15	28
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	449	446	371	12	13	18
Deferred income taxes	14	(7)	51	(10)	(12)	35
Other, net	97	86	86	9	14	(25)
Changes in assets and liabilities:
Accounts receivable, net	(14)	56	(118)	—	—	—
Inventories	(241)	(168)	(135)	—	—	—
Other assets	(40)	(18)	(41)	4	(15)	—
Accounts payable	43	(228)	65	—	—	—
Accrued and other liabilities	(144)	316	(171)	(8)	(5)	(21)
Pension, net	69	46	21	—	—	(4)
Income taxes, net	62	(17)	(119)	9	(5)	35
Dividends received from Finance group	63	—	175	—	—	—
Other operating activities, net	(4)	(5)	3	—	—	—
Net cash provided by operating activities of continuing operations	1,038	1,097	658	30	5	66
Net cash used in operating activities of discontinued operations	(4)	(3)	(3)	—	—	—
Net cash provided by operating activities	1,034	1,094	655	30	5	66
Cash flows from investing activities
Capital expenditures	(420)	(429)	(444)	—	—	—
Net cash used in acquisitions	(81)	(1,628)	(196)	—	—	—
Finance receivables repaid	—	—	—	351	456	675
Finance receivables originated	—	—	—	(194)	(215)	(271)
Proceeds from sales of receivables and other finance assets	—	—	—	38	43	178
Other investing activities, net	5	(8)	16	2	(29)	42
Net cash provided by (used in) investing activities	(496)	(2,065)	(624)	197	255	624
Cash flows from financing activities
Principal payments on long-term and nonrecourse debt	(100)	(559)	(313)	(256)	(345)	(743)
Proceeds from long-term debt	—	1,439	150	61	128	298
Purchases of Textron common stock	(219)	(340)	—	—	—	—
Settlement of convertible notes	—	—	(215)	—	—	—
Proceeds from settlement of capped call	—	—	75	—	—	—
Proceeds from exercise of stock options	32	50	31	—	—	—
Dividends paid	(22)	(28)	(22)	(63)	—	(175)
Intergroup financing	—	—	57	—	—	(57)
Other financing activities, net	1	(10)	(3)	(1)	—	—
Net cash provided by (used in) financing activities	(308)	552	(240)	(259)	(217)	(677)
Effect of exchange rate changes on cash and equivalents	(15)	(13)	(6)	—	—	—
Net increase (decrease) in cash and equivalents	215	(432)	(215)	(32)	43	13
Cash and equivalents at beginning of year	731	1,163	1,378	91	48	35
Cash and equivalents at end of year	$946	$731	$1,163	$59	$91	$48

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

During 2015, 2014 and 2013, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting. These changes in estimates increased income from continuing operations before income taxes in 2015, 2014 and 2013 by $78 million, $95 million and $29 million, respectively, ($49 million, $60 million and $18 million after tax, or $0.18, $0.21 and $0.06 per diluted share, respectively).  For 2015, 2014 and 2013, the gross favorable program profit adjustments totaled $111 million, $132 million and $51 million, respectively.  For 2015, 2014 and 2013, the gross unfavorable program profit adjustments totaled $33 million, $37 million and $22 million, respectively.  The increase in net program profit adjustments in 2014, compared with 2013, is largely driven by the Bell segment related to the impact of cost reduction activities in 2014 as well as unfavorable performance in 2013 related to manufacturing inefficiencies.  In addition, gross favorable program profit adjustments in 2014 included $16 million related to the settlement of the System

Development and Demonstration phase of the Armed Reconnaissance Helicopter (ARH) program, which was terminated in October 2008.

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

Finance Revenues — Finance revenues primarily include interest on finance receivables, capital lease earnings and portfolio gains/losses.  Portfolio gains/losses include impairment charges related to repossessed assets and properties and gains/losses on the sale or early termination of finance assets.  We recognize interest using the interest method, which provides a constant rate of return over the terms of the receivables.  Accrual of interest income is suspended if credit quality indicators suggest full collection of principal and interest is doubtful.  In addition, we automatically suspend the accrual of interest income for accounts that are contractually delinquent by more than three months unless collection is not doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce the net investment balance. Once we conclude that the collection of all principal and interest is no longer doubtful, we resume the accrual of interest and recognize previously suspended interest income at the time either a) the loan becomes contractually current through payment according to the original terms of the loan, or b) if the loan has been modified, following a period of performance under the terms of the modification.

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

Goodwill and Intangible Assets

For our business acquisitions, we estimate the fair value of intangible assets primarily using discounted cash flow analysis of anticipated cash flows reflecting incremental revenues and/or cost savings resulting from the acquired intangible asset using market participant assumptions. Goodwill represents the excess of cost over the fair values assigned to intangible and other net assets of acquired businesses.  Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to an annual impairment test. We evaluate the recoverability of these assets in the fourth quarter of each year or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate a potential impairment.

For our impairment test, we calculate the fair value of each reporting unit and indefinite-lived intangible asset primarily using discounted cash flows.  A reporting unit represents the operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment, in which case such component is the reporting unit.  In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics.  For the goodwill impairment test, the discounted cash flows incorporate assumptions for revenue growth, operating margins and discount rates that represent our best estimates of current and forecasted market conditions, cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a business having similar risks and characteristics to the reporting unit being assessed.  If the reporting unit’s estimated fair value exceeds its carrying value, there is no impairment. Otherwise, the amount of the impairment is determined by comparing the carrying amount of the reporting unit’s goodwill to the implied fair value of that goodwill.  The implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities as if the reporting unit had been acquired in a business combination.  If the carrying amount of the goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. For indefinite-lived intangible assets, if the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Acquired intangible assets with finite lives are subject to amortization. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Amortization of these intangible assets is recognized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.  Approximately 76% of our gross intangible assets are amortized based on the cash flow streams used to value the assets, with the remaining assets amortized using the straight-line method.

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

All derivative instruments are reported at fair value in the Consolidated Balance Sheets.  Designation to support hedge accounting is performed on a specific exposure basis.  For financial instruments qualifying as cash flow hedges, we record changes in the fair value of derivatives (to the extent they are effective as hedges) in OCI, net of deferred taxes.  Changes in fair value of derivatives not qualifying as hedges are recorded in earnings.

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

Warranty and Product Maintenance Liabilities

We provide limited warranty and product maintenance programs for certain products for periods ranging from one to five years.  A significant portion of these liabilities arises from our commercial aircraft businesses.  For our product maintenance contracts, revenue is recognized on a straight-line basis over the contract period, unless sufficient historical evidence indicates that the cost of providing these services is incurred on a basis other than straight-line.  In those circumstances, revenue is recognized over the contract period in proportion to the costs expected to be incurred in performing the service.

For our warranty programs, we estimate the costs that may be incurred and record a liability in the amount of such costs at the time product revenues are recognized.  Factors that affect this liability include the number of products sold, historical costs per claim, contractual recoveries from vendors and historical and anticipated rates of warranty claims, including production and warranty patterns for new models.  We assess the adequacy of our recorded warranty liability periodically and adjust the amounts as necessary.  Additionally, we may establish a warranty liability related to the issuance of aircraft service bulletins for aircraft no longer covered under the limited warranty programs.

Research and Development Costs

Our customer-funded research and development costs are charged directly to the related contracts, which primarily consist of U.S. Government contracts.  In accordance with government regulations, we recover a portion of company-funded research and development costs through overhead rate charges on our U.S. Government contracts.  Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred.  Company-funded research and development costs were $778 million, $694 million, and $651 million in 2015, 2014 and 2013, respectively, and are included in cost of sales.

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

Note 2. Business Acquisitions, Goodwill and Intangible Assets

2015 Acquisitions

During 2015, we made aggregate cash payments for acquisitions of $81 million, which included three businesses within our Industrial and Textron Aviation segments.

2014 Beechcraft Acquisition

On March 14, 2014, we completed the acquisition of all of the outstanding equity interests in Beech Holdings, LLC, which included Beechcraft Corporation and other subsidiaries, (collectively “Beechcraft”), for an aggregate cash payment of $1.5 billion. The acquisition of Beechcraft and the formation of the Textron Aviation segment has provided increased scale and complementary product offerings, allowing us to strengthen our position across the aviation industry and enhance our ability to support our customers.  We financed $1.1 billion of the purchase price with the issuance of long-term debt and the remaining balance was paid from cash on hand.

The consideration paid for this business was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date as presented below.

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

We executed a restructuring program in our Textron Aviation segment to align the Cessna and Beechcraft businesses, reduce operating redundancies and maximize efficiencies.  During 2014, we recorded charges of $41 million related to these restructuring activities along with $11 million of transaction costs, which were included in the Acquisition and restructuring costs line on the Consolidated Statements of Operations.

Other 2014 Acquisitions

During 2014, we also made aggregate cash payments of $149 million for seven acquisitions within our Industrial and Systems Segments, including Tug Technologies Corporation, a manufacturer of ground support equipment in the aviation industry.

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

The unaudited supplemental pro-forma data included in the table below presents consolidated information as if our 2014 acquisitions had been completed at the beginning of the year prior to acquisition.  This pro-forma data should not be considered indicative of the results that would have occurred if the acquisitions and related financing had been consummated at the beginning of the year prior to acquisition, nor are they necessarily indicative of future results as they do not reflect the potential realization of cost savings and synergies associated with the acquisitions.

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

Goodwill

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Total
Balance at December 28, 2013	$326	$31	$1,026	$352	$1,735
Acquisitions	228	—	35	50	313
Foreign currency translation	—	—	(4)	(17)	(21)
Balance at January 3, 2015	554	31	1,057	385	2,027
Acquisitions	6	—	—	10	16
Foreign currency translation	—	—	(6)	(14)	(20)
Balance at January 2, 2016	$560	$31	$1,051	$381	$2,023

Intangible Assets

Our intangible assets are summarized below:

		January 2, 2016			January 3, 2015
(Dollars in millions)	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and technology	15	$513	$(120)	$393	$513	$(92)	$421
Customer relationships and contractual agreements	15	375	(220)	155	364	(192)	172
Trade names and trademarks	16	263	(32)	231	263	(28)	235
Other	9	23	(19)	4	23	(18)	5
Total		$1,174	$(391)	$783	$1,163	$(330)	$833

Trade names and trademarks in the table above include $204 million of indefinite-lived intangible assets for both January 2, 2016 and January 3, 2015.

Amortization expense totaled $61 million, $62 million and $37 million in 2015, 2014 and 2013, respectively. Amortization expense is estimated to be approximately $64 million, $64 million, $60 million, $59 million and $55 million in 2016, 2017, 2018, 2019 and 2020, respectively.

Note 3. Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	January 2, 2016	January 3, 2015
Commercial	$841	$765
U.S. Government contracts	239	300
	1,080	1,065
Allowance for doubtful accounts	(33)	(30)
Total	$1,047	$1,035

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $135 million at January 2, 2016 and $151 million at January 3, 2015.

Finance Receivables

Finance receivables are presented in the following table.

(In millions)	January 2, 2016	January 3, 2015
Finance receivables*	$1,135	$1,289
Allowance for losses	(48)	(51)
Total finance receivables, net	$1,087	$1,238

* Includes finance receivables held for sale of $30 million and $35 million at January 2, 2016 and January 3, 2015, respectively.

Finance receivables primarily includes loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters.  These loans typically have initial terms ranging from five to ten years, amortization terms ranging from eight to fifteen years and an average balance of $1 million at January 2, 2016.  Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan.

Our finance receivables are diversified across geographic region and borrower industry.  At January 2, 2016, 38% of our finance receivables were distributed throughout the U.S. compared with 37% at the end of 2014.  At January 2, 2016 and January 3, 2015, finance receivables of $493 million and $565 million, respectively, have been pledged as collateral for TFC’s debt of $352 million and $434 million, respectively.  In addition, at January 2, 2016 and January 3, 2015, finance receivables included $51 million and $113 million, respectively, of receivables that have been legally sold to a special purpose entity (SPE), which is a consolidated subsidiary of TFC. The assets of the SPE are pledged as collateral for its debt, which is reflected as securitized on-balance sheet debt in Note 7. Third-party investors have no legal recourse to TFC beyond the credit enhancement provided by the assets of the SPE.

Finance Receivable Portfolio Quality

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

Delinquency

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

Finance receivables categorized based on the credit quality indicators and by delinquency aging category are summarized as follows:

(In millions)	January 2, 2016	January 3, 2015
Performing	$891	$1,062
Watchlist	130	111
Nonaccrual	84	81
Nonaccrual as a percentage of finance receivables	7.60%	6.46%
Less than 31 days past due	$950	$1,080
31-60 days past due	86	117
61-90 days past due	42	28
Over 90 days past due	27	29
60+ days contractual delinquency as a percentage of finance receivables	6.24%	4.55%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  Interest income recognized on impaired loans was not significant in 2015 or 2014.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	January 2, 2016	January 3, 2015
Recorded investment:
Impaired loans with related allowance for losses	$62	$68
Impaired loans with no related allowance for losses	42	42
Total	$104	$110
Unpaid principal balance	$113	$115
Allowance for losses on impaired loans	17	20
Average recorded investment	102	115

Allowance for Losses

A rollforward of the allowance for losses on finance receivables and a summary of its composition, based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table specifically exclude $118 million and $121 million of leveraged leases at January 2, 2016 and January 3, 2015, respectively, in accordance with U.S. generally accepted accounting principles.

(In millions)	January 2, 2016	January 3, 2015
Balance at the beginning of year	$51	$55
Provision for losses	(2)	6
Charge-offs	(14)	(17)
Recoveries	13	7
Balance at the end of year	$48	$51
Allowance based on collective evaluation	31	31
Allowance based on individual evaluation	17	20
Finance receivables evaluated collectively	883	1,023
Finance receivables evaluated individually	104	110

Note 4. Inventories

Inventories are composed of the following:

(In millions)	January 2, 2016	January 3, 2015
Finished goods	$1,735	$1,582
Work in process	2,921	2,683
Raw materials and components	605	546
	5,261	4,811
Progress/milestone payments	(1,117)	(883)
Total	$4,144	$3,928

Inventories valued by the LIFO method totaled $1.6 billion and $1.4 billion at January 2, 2016 and January 3, 2015, respectively, and the carrying values of these inventories would have been higher by approximately $463 million and $468 million, respectively, had our LIFO inventories been valued at current costs. Inventories related to long-term contracts, net of progress/milestone payments, were $611 million and $447 million at January 2, 2016 and January 3, 2015, respectively.

Note 5. Property, Plant and Equipment, Net

Our Manufacturing group’s property, plant and equipment, net are composed of the following:

(Dollars in millions)	Useful Lives (in years)	January 2, 2016	January 3, 2015
Land and buildings	3 - 40	$1,859	$1,818
Machinery and equipment	1 - 20	4,548	4,364
		6,407	6,182
Accumulated depreciation and amortization		(3,915)	(3,685)
Total		$2,492	$2,497

At January 2, 2016 and January 3, 2015, assets under capital leases totaled $275 million and $279 million, respectively, and had accumulated amortization of $87 million and $68 million, respectively. The Manufacturing group’s depreciation expense, which included amortization expense on capital leases, totaled $383 million, $379 million and $335 million in 2015, 2014 and 2013, respectively.

Note 6. Accrued Liabilities

The accrued liabilities of our Manufacturing group are summarized below:

(In millions)	January 2, 2016	January 3, 2015
Customer deposits	$1,323	$1,412
Salaries, wages and employer taxes	315	332
Current portion of warranty and product maintenance contracts	137	169
Other	692	703
Total	$2,467	$2,616

Changes in our warranty liability are as follows:

(In millions)	2015	2014	2013
Beginning of period	$148	$121	$133
Provision	78	75	53
Settlements	(72)	(71)	(60)
Acquisitions	3	43	—
Adjustments*	(14)	(20)	(5)
End of period	$143	$148	$121

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 7. Debt and Credit Facilities

Our debt is summarized in the table below:

(In millions)	January 2, 2016	January 3, 2015
Manufacturing group
4.625% due 2016	$250	$250
5.60% due 2017	350	350
Variable-rate note due 2018 (1.58% and 1.48%, respectively)	150	150
7.25% due 2019	250	250
Variable-rate note due 2019 (1.59% and 1.67%, respectively)	200	300
6.625% due 2020	222	234
5.95% due 2021	250	250
3.65% due 2021	250	250
4.30% due 2024	350	350
3.875% due 2025	350	350
Other (weighted-average rate of 1.29% and 1.32%, respectively)	75	77
Total Manufacturing group debt	$2,697	$2,811
Less: Short-term and current portion of long-term debt	(262)	(8)
Total Long-term debt	$2,435	$2,803
Finance group
Fixed-rate notes due 2016-2017 (weighted-average rate of 4.59%) (a)	$21	$32
Variable-rate notes due 2016 and 2018 (weighted-average rate of 1.53% and 1.73%, respectively)	200	200
Fixed-rate notes due 2017-2025 (weighted-average rate of 2.79% and 2.76%, respectively) (a) (b)	300	381
Variable-rate notes due 2016-2025 (weighted-average rate of 1.54% and 1.18%, respectively) (a) (b)	52	52
Securitized debt (weighted-average rate of 1.71%) (b)	41	98
6% Fixed-to-Floating Rate Junior Subordinated Notes	299	299
Fair value adjustments and unamortized discount	—	1
Total Finance group debt	$913	$1,063

(a)    Notes amortize on a quarterly or semi-annual basis.

(b)   Notes are secured by finance receivables as described in Note 3.

The following table shows required payments during the next five years on debt outstanding at January 2, 2016:

(In millions)	2016	2017	2018	2019	2020
Manufacturing group	$262	$358	$155	$455	$232
Finance group	155	91	204	50	48
Total	$417	$449	$359	$505	$280

Textron has a senior unsecured revolving credit facility that expires in October 2018 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. At January 2, 2016, there were no amounts borrowed against the facility, and there were $33 million of letters of credit issued against it.

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

Support Agreement

Under a Support Agreement, as amended in December 2015, Textron Inc. is required to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $125 million.  There were no cash contributions required to be paid to TFC in 2015, 2014 and 2013 to maintain compliance with the support agreement.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. We utilize foreign currency exchange contracts to manage this volatility.  Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At January 2, 2016 and January 3, 2015, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $706 million and $696 million, respectively.  At January 2, 2016, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and a $28 million liability.  At January 3, 2015, the fair value amounts of our foreign currency exchange contracts were a $16 million asset and a $26 million liability.

We primarily utilize forward exchange contracts which have maturities of no more than three years.  These contracts qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At January 2, 2016, we had a net deferred loss of $24 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on cash flow hedges, including gains and losses related to hedge ineffectiveness, were not significant in the periods presented.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

During the years ended January 2, 2016 and January 3, 2015, the Finance group’s impaired nonaccrual finance receivables of $45 million and $49 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides. Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses totaling $13 million and $18 million for 2015 and 2014, respectively.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	January 2, 2016		January 3, 2015
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,628)	$(2,744)	$(2,742)	$(2,944)
Finance group
Finance receivables, excluding leases	863	820	1,004	1,021
Debt	(913)	(840)	(1,063)	(1,051)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions (Level 2).  At January 2, 2016 and January 3, 2015, approximately 74% and 75%, respectively, of the fair value of term debt for the Finance group was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). The remaining Finance group debt was determined based on observable market transactions (Level 1). Fair value estimates for finance receivables were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 9. Shareholders’ Equity

Capital Stock

We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity for the three years ended January 2, 2016 is presented below:

(In thousands)	2015	2014	2013
Beginning balance	276,582	282,059	271,263
Exercise of stock options	1,335	1,910	1,333
Issued to Textron Savings Plan	1,392	1,490	1,921
Stock repurchases	(5,197)	(8,921)	—
Exercise of warrants	—	—	7,435
Issued upon vesting of restricted stock units	116	44	107
Ending balance	274,228	276,582	282,059

Earnings Per Share

We calculate basic and diluted earnings per share (EPS) based on net income, which approximates income available to common shareholders for each period.  Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends.  Diluted EPS considers the dilutive effect of all potential future common stock, including stock options and, prior to the maturity of our convertible notes on May 1, 2013, the shares that could have been issued upon the conversion of the notes and upon the exercise of the related warrants.  In addition, diluted EPS for 2014 includes the impact of the initial delivery of shares under an Accelerated Share Repurchase agreement (ASR).  In February 2014, we entered into the ASR with a counterparty and repurchased 4.3 million shares of our outstanding common stock. We settled the ASR in December 2014 for a final purchase price of $167 million.

The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2015	2014	2013
Basic weighted-average shares outstanding	276,682	279,409	279,299
Dilutive effect of:
Stock options	2,045	2,049	328
ASR	—	332	—
Convertible notes and warrants	—	—	4,801
Diluted weighted-average shares outstanding	278,727	281,790	284,428

In 2015, 2014 and 2013, options to purchase 2 million, 2 million and 5 million shares, respectively, of common stock are excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Losses on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 28, 2013	$(1,110)	$93	$(10)	$(1,027)
Other comprehensive loss before reclassifications	(471)	(75)	(12)	(558)
Reclassified from Accumulated other comprehensive loss	70	—	9	79
Other comprehensive loss	(401)	(75)	(3)	(479)
Balance at January 3, 2015	(1,511)	18	(13)	(1,506)
Other comprehensive income (loss) before reclassifications	92	(65)	(26)	1
Reclassified from Accumulated other comprehensive loss	92	—	15	107
Other comprehensive income (loss)	184	(65)	(11)	108
Balance at January 2, 2016	$(1,327)	$(47)	$(24)	$(1,398)

Other Comprehensive Income (Loss)

The before and after-tax components of other comprehensive income (loss) are presented below:

	2015			2014			2013
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Pension and postretirement benefits adjustments:
Unrealized gains (losses)	$136	$(44)	$92	$(734)	$252	$(482)	$1,019	$(410)	$609
Amortization of net actuarial loss*	150	(53)	97	114	(40)	74	189	(67)	122
Amortization of prior service credit*	(7)	2	(5)	(8)	4	(4)	(2)	1	(1)
Recognition of prior service cost	—	—	—	18	(7)	11	29	(12)	17
Pension and postretirement benefits adjustments, net	279	(95)	184	(610)	209	(401)	1,235	(488)	747
Deferred losses on hedge contracts:
Current deferrals	(33)	7	(26)	(16)	4	(12)	(20)	5	(15)
Reclassification adjustments	19	(4)	15	12	(3)	9	(1)	—	(1)
Deferred losses on hedge contracts, net	(14)	3	(11)	(4)	1	(3)	(21)	5	(16)
Foreign currency translation adjustments	(55)	(10)	(65)	(71)	(4)	(75)	13	(1)	12
Total	$210	$(102)	$108	$(685)	$206	$(479)	$1,227	$(484)	$743

*These components of other comprehensive income (loss) are included in the computation of net periodic pension cost. See Note 11 for additional information.

Note 10. Share-Based Compensation

Our 2015 Long-Term Incentive Plan (Plan), which replaced our 2007 Long-Term Incentive Plan in April 2015, authorizes awards to selected employees in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  A maximum of 17 million shares is authorized for issuance for all purposes under the Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 2007 Long-Term Incentive Plan.  No more than 17 million shares may be awarded pursuant to incentive stock options, and no more than 4.25 million shares may be issued pursuant to awards of restricted stock, restricted stock units, performance stock or other awards that are payable in shares.

Through our Deferred Income Plan for Textron Executives, we provide certain executives the opportunity to voluntarily defer up to 80% of their base salary, along with incentive and other compensation.  Elective deferrals may be put into either a stock unit account or an interest-bearing account. Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment.  The intrinsic value of amounts paid under this deferred income plan was not significant in 2015, 2014 and 2013.

Share-based compensation costs are reflected primarily in selling and administrative expenses.  Compensation expense included in net income for our share-based compensation plans is as follows:

(In millions)	2015	2014	2013
Compensation expense	$63	$85	$86
Income tax benefit	(23)	(32)	(32)
Total net compensation expense included in net income	$40	$53	$54

Compensation expense included approximately $21 million, $21 million and $26 million in 2015, 2014 and 2013, respectively, for a portion of the fair value of options issued and the portion of previously granted options for which the requisite service has been rendered.

Compensation cost for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. As of January 2, 2016, we had not recognized $48 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years.

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

The weighted-average fair value of options granted during the past three years and the assumptions used in our option-pricing model for such grants are as follows:

	2015	2014	2013
Fair value of options at grant date	$14.03	$12.72	$9.69
Dividend yield	0.2%	0.2%	0.3%
Expected volatility	34.9%	34.5%	37.0%
Risk-free interest rate	1.5%	1.5%	0.9%
Expected term (in years)	4.8	5.0	5.5

The stock option activity during 2015 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	8,637	$29.99
Granted	1,825	44.30
Exercised	(1,344)	(26.93)
Forfeited or expired	(310)	(44.58)
Outstanding at end of year	8,808	$32.91
Exercisable at end of year	5,275	$28.16

At January 2, 2016, our outstanding options had an aggregate intrinsic value of $86 million and a weighted-average remaining contractual life of six years.  Our exercisable options had an aggregate intrinsic value of $75 million and a weighted-average remaining contractual life of five years at January 2, 2016.  The total intrinsic value of options exercised during 2015, 2014 and 2013 was $23 million, $25 million and $10 million, respectively.

Restricted Stock Units

We issue restricted stock units settled in both cash and stock (vesting one-third each in the third, fourth and fifth year following the year of the grant), which include the right to receive dividend equivalents. The fair value of these units is based on the trading price of our common stock and is recognized ratably over the vesting period.  For units payable in stock, we use the trading price on the grant date, while units payable in cash are remeasured using the price at each reporting period date. Prior to 2012, we issued restricted stock units that vested in equal installments over five years. The 2015 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	906	$30.59	1,666	$29.84
Granted	174	44.10	374	44.25
Vested	(183)	(27.20)	(459)	(24.60)
Forfeited	(17)	(30.74)	(89)	(33.65)
Outstanding at end of year, nonvested	880	$33.97	1,492	$34.84

The fair value of the restricted stock awards that vested and/or amounts paid under these awards is as follows:

(In millions)	2015	2014	2013
Fair value of awards vested	$25	$25	$26
Cash paid	20	23	23

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

The 2015 activity for our performance share units is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	677	$33.38
Granted	257	44.31
Vested	(377)	(28.47)
Forfeited	(8)	(35.29)
Outstanding at end of year, nonvested	549	$41.84

The fair value of the performance share units that vested and/or amounts paid under these awards is as follows:

(In millions)	2015	2014	2013
Fair value of awards vested	$16	$20	$13
Cash paid	17	12	11

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

We also have other funded and unfunded defined benefit pension plans that cover certain of our U.S. and Non-U.S. employees.  In addition, several defined contribution plans are sponsored by our various businesses, of which the largest plan is the Textron Savings Plan, which is a qualified 401(k) plan subject to ERISA.  Our defined contribution plans cost approximately $103 million, $99 million and $93 million in 2015, 2014 and 2013, respectively; these amounts include $12 million, $16 million and $19 million, respectively, in contributions to the RAP. We also provide postretirement benefits other than pensions for certain retired employees in the U.S., which include healthcare, dental care, Medicare Part B reimbursement and life insurance benefits.

Periodic Benefit Cost

The components of net periodic benefit cost and other amounts recognized in OCI are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
(In millions)	2015	2014	2013	2015	2014	2013
Net periodic benefit cost
Service cost	$113	$109	$133	$4	$4	$6
Interest cost	327	334	290	15	19	19
Expected return on plan assets	(483)	(462)	(418)	—	—	—
Amortization of prior service cost (credit)	16	15	15	(25)	(23)	(17)
Amortization of net actuarial loss	148	112	183	2	2	6
Curtailment and other charges	6	—	—	—	—	—
Net periodic benefit cost (credit)	$127	$108	$203	$(4)	$2	$14
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$(107)	$729	$(964)	$(29)	$5	$(55)
Current year prior service cost (credit)	—	12	16	—	(30)	(45)
Amortization of net actuarial loss	(148)	(112)	(183)	(2)	(2)	(6)
Amortization of prior service credit (cost)	(18)	(15)	(15)	25	23	17
Total recognized in OCI, before taxes	$(273)	$614	$(1,146)	$(6)	$(4)	$(89)
Total recognized in net periodic benefit cost and OCI	$(146)	$722	$(943)	$(10)	$(2)	$(75)

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic pension costs in 2016 is as follows:

(In millions)	Pension Benefits	Postretirement Benefits Other than Pensions
Net actuarial loss	$105	$—
Prior service cost (credit)	15	(22)
Total	$120	$(22)

Obligations and Funded Status

All of our plans are measured as of our fiscal year-end.  The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$8,006	$6,544	$413	$445
Service cost	113	109	4	4
Interest cost	327	334	15	19
Acquisitions	—	570	—	13
Amendments	—	12	—	(30)
Plan participants’ contributions	—	—	5	5
Actuarial losses (gains)	(470)	886	(29)	4
Benefits paid	(423)	(400)	(44)	(47)
Curtailments and special termination benefits	(4)	—	—	—
Foreign exchange rate changes and other	(73)	(49)	—	—
Benefit obligation at end of year	$7,476	$8,006	$364	$413
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$6,979	$6,345
Actual return on plan assets	113	623
Acquisitions	—	390
Employer contributions	55	60
Benefits paid	(423)	(400)
Foreign exchange rate changes and other	(56)	(39)
Fair value of plan assets at end of year	$6,668	$6,979
Funded status at end of year	$(808)	$(1,027)	$(364)	$(413)

Amounts recognized in our balance sheets are as follows:
	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2015	2014	2015	2014
Non-current assets	$73	$60	$—	$—
Current liabilities	(26)	(26)	(40)	(45)
Non-current liabilities	(855)	(1,061)	(324)	(368)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss	1,915	2,193	9	40
Prior service cost (credit)	92	110	(50)	(75)

The accumulated benefit obligation for all defined benefit pension plans was $7.1 billion and $7.6 billion at January 2, 2016 and January 3, 2015, respectively, which included $371 million and $392 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.

Pension plans with accumulated benefit obligations exceeding the fair value of plan assets are as follows:

(In millions)	2015	2014
Projected benefit obligation	$2,881	$3,096
Accumulated benefit obligation	2,708	2,900
Fair value of plan assets	2,091	2,215

Assumptions

The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2015	2014	2013	2015	2014	2013
Net periodic benefit cost
Discount rate	4.25%	4.92%	4.23%	4.00%	4.50%	3.75%
Expected long-term rate of return on assets	7.57%	7.60%	7.56%
Rate of compensation increase	3.49%	3.50%	3.47%
Benefit obligations at year-end
Discount rate	4.66%	4.18%	4.94%	4.50%	4.00%	4.50%
Rate of compensation increases	3.49%	3.49%	3.51%

Our assumed healthcare cost trend rate for both the medical and prescription drug cost was 7.5% in 2015 and 6.6% in 2014. We expect this rate to gradually decline to 5.0% by 2024 where we assume it will remain. These assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefits other than pensions.  A one-percentage-point change in these assumed healthcare cost trend rates would have the following effects:

(In millions)	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligations other than pensions	17	(15)

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

For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For Non-U.S. plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	23% to 38%
International equity securities	11% to 22%
Debt securities	27% to 38%
Real estate	7% to 13%
Private investment partnerships	5% to 11%
Hedge funds	0% to 5%
Non-U.S. Plan Assets
Equity securities	51% to 74%
Debt securities	26% to 46%
Real estate	4% to 15%

The fair value of our pension plan assets by major category and valuation method is as follows:

	January 2, 2016			January 3, 2015
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and equivalents	$27	$184	$—	$27	$194	$—
Equity securities:
Domestic	1,252	595	—	1,417	595	—
International	812	360	—	1,185	253	—
Mutual funds	251	—	—	—	—	—
Debt securities:
National, state and local governments	410	357	—	526	419	—
Corporate debt	—	878	—	—	950	—
Asset-backed securities	—	92	—	—	110	—
Real estate	—	—	758	—	—	744
Private investment partnerships	—	—	441	—	—	380
Hedge funds	—	—	251	—	—	179
Total	$2,752	$2,466	$1,450	$3,155	$2,521	$1,303

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

The fair value measurements of plan assets in the real estate category, which use significant unobservable inputs (Level 3), changed due to the following:

(In millions)	Real Estate	Private Investment Partnerships	Hedge Funds
Balance at December 28, 2013	$553	$305	$175
Unrealized gains (losses), net	6	(7)	4
Realized gains, net	28	41	—
Purchases, sales and settlements, net	157	41	—
Balance at January 3, 2015	744	380	179
Unrealized gains (losses), net	73	(18)	2
Realized gains (losses), net	(21)	19	—
Purchases, sales and settlements, net	(38)	60	70
Balance at January 2, 2016	$758	$441	$251

Estimated Future Cash Flow Impact

Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2016, we expect to contribute approximately $60 million to fund our pension plans and the RAP.  Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions.  These payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2015.  While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets.  Benefit payments that we expect to pay on an undiscounted basis are as follows:

(In millions)	2016	2017	2018	2019	2020	2021-2025
Pension benefits	$401	$405	$411	$419	$427	$2,278
Post-retirement benefits other than pensions	41	40	38	36	34	142

Note 12. Income Taxes

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income from continuing operations before income taxes is as follows:

(In millions)	2015	2014	2013
U.S.	$745	$553	$454
Non-U.S.	226	300	220
Income from continuing operations before income taxes	$971	$853	$674

Income tax expense for continuing operations is summarized as follows:

(In millions)	2015	2014	2013
Current:
Federal	$212	$195	$23
State	16	18	10
Non-U.S.	41	54	56
	269	267	89
Deferred:
Federal	17	(12)	91
State	(14)	(4)	13
Non-U.S.	1	(3)	(17)
	4	(19)	87
Income tax expense	$273	$248	$176

The following table reconciles the federal statutory income tax rate to our effective income tax rate for continuing operations:

	2015	2014	2013
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes (a)	0.2	1.0	2.4
Non-U.S. tax rate differential and foreign tax credits (b)	(3.6)	(5.8)	(7.2)
Domestic manufacturing deduction	(2.7)	(1.1)	(1.1)
Research credit	(1.5)	(1.5)	(3.8)
Other, net	0.7	1.5	0.8
Effective income tax rate	28.1%	29.1%	26.1%

(a)   Includes a favorable impact of (0.7)% in 2015 and (0.2)% in 2014 related to valuation allowance releases.

(b)   Includes a favorable impact of (1.4)% in 2015, (0.6)% in 2014 and (2.0)% in 2013 related to a net change in valuation allowances.

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

Our unrecognized tax benefits represent tax positions for which reserves have been established.  Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits.  A reconciliation of our unrecognized tax benefits, excluding accrued interest, is as follows:

(In millions)	January 2, 2016	January 3, 2015	December 28, 2013
Balance at beginning of year	$385	$284	$290
Additions for tax positions related to current year	12	10	15
Additions for tax positions of prior years	6	—	1
Additions for acquisitions	1	100	—
Reductions for tax positions of prior years	(1)	(6)	(17)
Reductions for expiration of statute of limitations and settlements	(2)	(3)	(5)
Balance at end of year	$401	$385	$284

At January 2, 2016 and January 3, 2015, approximately $321 million and $305 million, respectively, of these unrecognized tax benefits, if recognized, would favorably affect our effective tax rate in a future period.  At January 2, 2016 and January 3, 2015, the remaining $80 million in unrecognized tax benefits were related to discontinued operations.

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

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, China, Germany, Mexico, United Kingdom and the U.S.  With few exceptions, we no longer are subject to U.S. federal, state and local income tax examinations for years before 1997.  We are no longer subject to non-U.S. income tax examinations in our major jurisdictions for years before 2010.

During 2015, 2014 and 2013, we recognized net tax-related interest expense totaling approximately $7 million, $6 million and $6 million, respectively, in the Consolidated Statements of Operations.  At January 2, 2016 and January 3, 2015, we had a total of $139 million and $132 million, respectively, of net accrued interest expense included in our Consolidated Balance Sheets.

The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities are as follows:

(In millions)	January 2, 2016	January 3, 2015
Deferred tax assets
Obligation for pension and postretirement benefits	$436	$541
Accrued expenses*	288	287
Deferred compensation	184	190
Loss carryforwards	142	137
Inventory	71	79
Allowance for credit losses	29	36
Deferred income	9	22
Other, net	97	91
Total deferred tax assets	1,256	1,383
Valuation allowance for deferred tax assets	(115)	(167)
	$1,141	$1,216
Deferred tax liabilities
Property, plant and equipment, principally depreciation	$(171)	$(167)
Leasing transactions	(146)	(165)
Amortization of goodwill and other intangibles	(156)	(118)
Prepaid pension and postretirement benefits	(21)	(14)
Total deferred tax liabilities	(494)	(464)
Net deferred tax asset	$647	$752

* Accrued expenses includes warranty reserves, self-insured liabilities and interest.

We believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.  For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not more than likely, a valuation allowance is provided.

The following table presents the breakdown of net deferred tax assets:

(In millions)	January 2, 2016	January 3, 2015
Manufacturing group:
Other assets	$778	$889
Other liabilities	(24)	(19)
Finance group - Other liabilities	(107)	(118)
Net deferred tax asset	$647	$752

In 2015, the FASB issued ASU No. 2015-17, Income Taxes, that requires deferred tax assets and liabilities to be classified as noncurrent in the statement of financial position. We elected to adopt this standard in the fourth quarter of 2015 and have reclassified $259 million of deferred tax assets at January 3, 2015 from Other current assets to Other assets to conform with the current year presentation.

Our net operating loss and credit carryforwards at January 2, 2016 are as follows:

(In millions)
Non-U.S. net operating loss with no expiration	$78
Non-U.S. net operating loss expiring through 2035	52
U.S. federal net operating losses expiring through 2035, related to 2014 acquisitions	328
U.S. foreign tax credits expiring through 2022, related to 2014 acquisitions	8
State net operating loss and tax credits, net of tax benefits, expiring through 2035	115

We intend to reinvest the undistributed earnings of our non-U.S. subsidiaries indefinitely and have therefore not provided for deferred taxes related to U.S. income and foreign withholding taxes.  The undistributed earnings of our non-U.S. subsidiaries that have not been subject to U.S. tax approximated $1.2 billion at January 2, 2016.  Because of the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

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

In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $612 million and $790 million at January 2, 2016 and January 3, 2015, respectively.

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

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $40 million to $160 million. At January 2, 2016, environmental reserves of approximately $75 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next ten years and have classified $17 million as current liabilities. Expenditures to evaluate and remediate contaminated sites approximated $15 million, $13 million and $12 million in 2015, 2014 and 2013, respectively.

Leases

Rental expense approximated $113 million, $121 million and $95 million in 2015, 2014 and 2013, respectively.  Future minimum rental commitments for noncancelable operating leases in effect at January 2, 2016 approximated $74 million for 2016, $57 million for 2017, $44 million for 2018, $36 million for 2019, $38 million for 2020 and $131 million thereafter. The total future minimum rental receipts under noncancelable subleases at January 2, 2016 approximated $22 million.

Note 14. Supplemental Cash Flow Information

We have made the following cash payments:

(In millions)	2015	2014	2013
Interest paid:
Manufacturing group	$123	$134	$124
Finance group	34	41	46
Net taxes paid /(received):
Manufacturing group	187	266	223
Finance group	11	23	(49)

Note 15. Segment and Geographic Data

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance.  The accounting policies of the segments are the same as those described in Note 1.

Textron Aviation products include Citation jets, King Air turboprops, Caravan utility turboprops, piston engine aircraft, T-6 and AT-6 military aircraft, and aftermarket sales and services sold to a diverse base of corporate and individual buyers.

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

•                  Specialized Vehicles and Equipment products include golf cars, off-road utility and light transportation vehicles, aviation ground support equipment, professional turf-maintenance equipment and turf-care vehicles that are marketed primarily to golf courses, resort communities, municipalities, sporting venues, consumers, and commercial and industrial users; and

•                  Tools and Test Equipment products include powered equipment, electrical test and measurement instruments, mechanical and hydraulic tools, cable connectors, fiber optic assemblies, underground and aerial transmission and distribution products, and power utility products, principally used in the construction, maintenance, telecommunications, data communications, electrical, utility and plumbing industries.

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit (Loss)
(In millions)	2015	2014	2013	2015	2014	2013
Textron Aviation	$4,822	$4,568	$2,784	$400	$234	$(48)
Bell	3,454	4,245	4,511	400	529	573
Textron Systems	1,520	1,624	1,665	129	150	147
Industrial	3,544	3,338	3,012	302	280	242
Finance	83	103	132	24	21	49
Total	$13,423	$13,878	$12,104	$1,255	$1,214	$963
Corporate expenses and other, net				(154)	(161)	(166)
Interest expense, net for Manufacturing group				(130)	(148)	(123)
Acquisition and restructuring costs				—	(52)	—
Income from continuing operations before income taxes				$971	$853	$674

Revenues by major product type are summarized below:

(In millions)	2015	2014	2013
Fixed-wing aircraft	$4,822	$4,568	$2,784
Rotor aircraft	3,454	4,245	4,511
Unmanned aircraft systems, armored vehicles, precision weapons and other	1,520	1,624	1,665
Fuel systems and functional components	2,078	1,975	1,853
Specialized vehicles and equipment	1,021	868	713
Tools and test equipment	445	495	446
Finance	83	103	132
Total revenues	$13,423	$13,878	$12,104

Our revenues included sales to the U.S. Government of approximately $3.2 billion, $3.8 billion and $3.7 billion in 2015, 2014 and 2013, respectively, primarily in the Bell and Textron Systems segments.

Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
(In millions)	January 2, 2016	January 3, 2015	2015	2014	2013	2015	2014	2013
Textron Aviation	$4,039	$4,085	$124	$96	$72	$134	$137	$87
Bell	2,829	2,858	97	152	197	143	132	116
Textron Systems	2,398	2,283	86	65	66	80	84	89
Industrial	2,236	2,171	105	97	89	76	76	72
Finance	1,316	1,529	—	—	—	12	13	18
Corporate	1,890	1,679	8	19	20	16	17	7
Total	$14,708	$14,605	$420	$429	$444	$461	$459	$389

Geographic Data

Presented below is selected financial information of our continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2015	2014	2013	January 2, 2016	January 3, 2015
United States	$8,299	$8,677	$7,512	$2,039	$2,015
Europe	1,730	1,761	1,535	251	272
Asia and Australia	1,324	1,155	1,111	72	74
Latin and South America	1,101	1,261	878	51	44
Canada	531	383	375	79	92
Middle East and Africa	438	641	693	—	—
Total	$13,423	$13,878	$12,104	$2,492	$2,497

* Revenues are attributed to countries based on the location of the customer.

** Property, plant and equipment, net are based on the location of the asset.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Textron Inc.

We have audited the accompanying Consolidated Balance Sheets of Textron Inc. as of January 2, 2016 and January 3, 2015, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 2, 2016.  Our audits also included the financial statement schedule contained on page 70.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Inc. at January 2, 2016 and January 3, 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Inc.’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 24, 2016

Quarterly Data

(Unaudited)	2015				2014
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues
Textron Aviation	$1,051	$1,124	$1,159	$1,488	$785	$1,183	$1,080	$1,520
Bell	813	850	756	1,035	873	1,119	1,182	1,071
Textron Systems	315	322	420	463	363	282	358	621
Industrial	872	927	828	917	797	894	785	862
Finance	22	24	17	20	29	27	25	22
Total revenues	$3,073	$3,247	$3,180	$3,923	$2,847	$3,505	$3,430	$4,096
Segment profit
Textron Aviation (a)	$67	$88	$107	$138	$14	$28	$62	$130
Bell	76	101	99	124	96	141	146	146
Textron Systems	28	21	39	41	39	34	27	50
Industrial	82	86	61	73	66	94	53	67
Finance	6	10	6	2	4	7	5	5
Total segment profit	259	306	312	378	219	304	293	398
Corporate expenses and other, net	(42)	(33)	(27)	(52)	(43)	(38)	(22)	(58)
Interest expense, net for Manufacturing group	(33)	(32)	(33)	(32)	(35)	(36)	(37)	(40)
Acquisition and restructuring costs (b)	—	—	—	—	(16)	(20)	(3)	(13)
Income tax expense	(56)	(72)	(76)	(69)	(38)	(65)	(71)	(74)
Income from continuing operations	128	169	176	225	87	145	160	213
Income (loss) from discontinued operations, net of income taxes	—	(2)	—	1	(2)	(1)	(1)	(1)
Net income	$128	$167	$176	$226	$85	$144	$159	$212
Basic earnings per share
Continuing operations	$0.46	$0.61	$0.64	$0.81	$0.31	$0.52	$0.57	$0.77
Discontinued operations	—	(0.01)	—	0.01	(0.01)	—	—	(0.01)
Basic earnings per share	$0.46	$0.60	$0.64	$0.82	$0.30	$0.52	$0.57	$0.76
Basic average shares outstanding (In thousands)	277,902	277,715	276,334	274,776	281,094	280,280	278,860	277,347
Diluted earnings per share
Continuing operations	$0.46	$0.60	$0.63	$0.81	$0.31	$0.51	$0.57	$0.76
Discontinued operations	—	—	—	0.01	(0.01)	—	—	—
Diluted earnings per share	$0.46	$0.60	$0.63	$0.82	$0.30	$0.51	$0.57	$0.76
Diluted average shares outstanding (In thousands)	280,077	279,935	278,039	276,653	283,327	282,764	281,030	279,771
Segment profit margins
Textron Aviation	6.4%	7.8%	9.2%	9.3%	1.8%	2.4%	5.7%	8.6%
Bell	9.3	11.9	13.1	12.0	11.0	12.6	12.4	13.6
Textron Systems	8.9	6.5	9.3	8.9	10.7	12.1	7.5	8.1
Industrial	9.4	9.3	7.4	8.0	8.3	10.5	6.8	7.8
Finance	27.3	41.7	35.3	10.0	13.8	25.9	20.0	22.7
Segment profit margin	8.4%	9.4%	9.8%	9.6%	7.7%	8.7%	8.5%	9.7%
Common stock information
Price range: High	$45.61	$46.93	$44.98	$43.93	$40.18	$40.93	$39.03	$44.23
Low	$40.95	$42.97	$32.20	$38.18	$34.28	$36.96	$35.54	$32.28
Dividends declared per share	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02
(a)

Includes amortization of $5 million, $6 million and $1 million for the first, second, and third quarters of 2015, respectively, and $12 million, $33 million, $10 million and $8 million for the first, second, third and fourth quarters of 2014, respectively, related to fair value step-up adjustments of Beechcraft acquired inventories sold during the periods.

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

Schedule II — Valuation and Qualifying Accounts

(In millions)	2015	2014	2013
Allowance for doubtful accounts
Balance at beginning of year	$30	$22	$19
Charged to costs and expenses	5	11	7
Deductions from reserves*	(2)	(3)	(4)
Balance at end of year	$33	$30	$22
Inventory FIFO reserves
Balance at beginning of year	$169	$150	$136
Charged to costs and expenses	56	51	54
Deductions from reserves*	(19)	(32)	(40)
Balance at end of year	$206	$169	$150

*Deductions primarily include amounts written off on uncollectable accounts (less recoveries), inventory disposals and currency translation adjustments.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 2, 2016. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of January 2, 2016.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Textron Inc. as such term is defined in Exchange Act Rules 13a-15(f).  Our internal control structure is designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded and that transactions are properly executed and recorded.  The internal control structure includes, among other things, established policies and procedures, an internal audit function, the selection and training of qualified personnel as well as management oversight.

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of January 2, 2016, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Textron Inc.

We have audited Textron Inc.’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Textron Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Textron Inc. as of January 2, 2016 and January 3, 2015, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 2, 2016 of Textron Inc. and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 24, 2016

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information appearing under “ELECTION OF DIRECTORS— Nominees for Director,” “CORPORATE GOVERNANCE—Corporate Governance Guidelines and Policies,” “— Code of Ethics,” “—Board Committees— Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2016 is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information appearing under “CORPORATE GOVERNANCE —Compensation of Directors,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2016 is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION — Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2016 is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information appearing under “CORPORATE GOVERNANCE—Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2016 is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2016 is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules — See Index on Page 35.

Exhibits

3.1A

Restated Certificate of Incorporation of Textron as filed with the Secretary of State of Delaware on April 29, 2010. Incorporated by reference to Exhibit 3.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010. (SEC File No. 001-05480)

3.1B

Certificate of Amendment of Restated Certificate of Incorporation of Textron Inc., filed with the Secretary of State of Delaware on April 27, 2011. Incorporated by reference to Exhibit 3.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011.

3.2

Amended and Restated By-Laws of Textron Inc., effective April 28, 2010 and further amended April 27, 2011, July 23, 2013 and February 25, 2015. Incorporated by reference to Exhibit 3.2 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

4.1A

Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 4.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

4.1B	Amendment to Support Agreement, dated as of December 23, 2015, by and between Textron Inc. and Textron Financial Corporation.

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

10.2A

Textron Inc. Short-Term Incentive Plan (As amended and restated effective January 3, 2010). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010. (SEC File No. 001-05480)

10.2B

Amendment No. 1 to Textron Inc. Short-Term Incentive Plan (As amended and restated effective January 3, 2010), dated July 22, 2015. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015.

10.3	Textron Inc. 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2015.

10.4	Textron Spillover Savings Plan, effective October 5, 2015.

10.5A

Textron Spillover Pension Plan, As Amended and Restated Effective January 3, 2010, including Appendix A (as amended and restated effective January 3, 2010), Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007). Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010. (SEC File No. 001-05480)

10.5B

Amendments to the Textron Spillover Pension Plan, dated October 12, 2011. Incorporated by reference to Exhibit 10.5B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

10.5C

Second Amendment to the Textron Spillover Pension Plan, dated October 7, 2013. Incorporated by reference to Exhibit 10.5C to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

10.6	Deferred Income Plan for Textron Executives, Effective October 5, 2015.

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

10.8A

Severance Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2010. Incorporated by reference to Exhibit 10.10 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (SEC File No. 001-05480)

10.8B

First Amendment to the Severance Plan for Textron Key Executives, dated October 26, 2010. Incorporated by reference to Exhibit 10.10B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (SEC File No. 001-05480)

10.8C

Second Amendment to the Severance Plan for Textron Key Executives, dated March 24, 2014. Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014.

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

10.11E

Amended and Restated Hangar License and Services Agreement, made and entered into as of October 1, 2015, between Textron Inc. and Mr. Donnelly’s limited liability company. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015.

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

10.12C

Amended and Restated Hangar License and Services Agreement, made and entered into on July 24, 2015, between Textron Inc. and Mr. Connor’s limited liability company. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015.

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

10.18A

Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. * (SEC File No. 001-05480)

10.18B

Amendment No. 4 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated July 1, 2007. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007. (SEC File No. 001-05480)

10.18C

Amendment No. 5 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of March 13, 2008. * Incorporated by reference to Exhibit 10.22C to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (SEC File No. 001-05480)

10.18D

Amendment No. 6 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of June 17, 2009. Incorporated by reference to Exhibit 10.22D to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (SEC File No. 001-05480)

10.18E

Amendment No. 7 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of September 30, 2010. * Incorporated by reference to Exhibit 10.22E to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (SEC File No. 001-05480)

10.19

Agreement and Plan of Merger among Beech Holdings, LLC, Sky Intermediate Merger Sub, LLC, Textron Inc. and Textron Acquisition LLC, dated as of December 26, 2013. Incorporated by reference to Exhibit 10.19 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

101

The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended January 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II — Valuation and Qualifying Accounts.

*      Confidential Treatment has been requested for portions of this document.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February 2016.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 24th day of February 2016 by the following persons on behalf of the registrant and in the capacities indicated:

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