Form 10-Q
period 2016-04-02
TEXTRON INC
filed 2016-04-28
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ✓  No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ✓  No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ✓ ]	Accelerated filer [ ___ ]	Non-accelerated filer [ ___ ]	Smaller reporting company [ ___ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___  No   ✓

As of April 15, 2016, there were 268,831,736 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended April 2, 2016

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 2, 2016	April 4, 2015
Revenues
Manufacturing revenues	$3,181	$3,051
Finance revenues	20	22
Total revenues	3,201	3,073
Costs and expenses
Cost of sales	2,635	2,509
Selling and administrative expense	308	337
Interest expense	43	43
Total costs and expenses	2,986	2,889
Income from continuing operations before income taxes	215	184
Income tax expense	64	56
Income from continuing operations	151	128
Loss from discontinued operations, net of income taxes	(1)	—
Net income	$150	$128
Basic earnings per share
Continuing operations	$0.55	$0.46
Discontinued operations	—	—
Basic earnings per share	$0.55	$0.46
Diluted earnings per share
Continuing operations	$0.55	$0.46
Discontinued operations	—	—
Diluted earnings per share	$0.55	$0.46
Dividends per share
Common stock	$0.02	$0.02

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Net income	$150	$128
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	21	24
Deferred gains (losses) on hedge contracts, net of reclassifications	21	(12)
Foreign currency translation adjustments	24	(56)
Other comprehensive income (loss)	66	(44)
Comprehensive income	$216	$84

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	April 2, 2016	January 2, 2016
Assets
Manufacturing group
Cash and equivalents	$723	$946
Accounts receivable, net	1,209	1,047
Inventories	4,477	4,144
Other current assets	328	341
Total current assets	6,737	6,478
Property, plant and equipment, less accumulated depreciation and amortization of $4,015 and $3,915	2,560	2,492
Goodwill	2,114	2,023
Other assets	2,397	2,399
Total Manufacturing group assets	13,808	13,392
Finance group
Cash and equivalents	55	59
Finance receivables, net	1,066	1,087
Other assets	170	170
Total Finance group assets	1,291	1,316
Total assets	$15,099	$14,708
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$309	$262
Accounts payable	1,227	1,063
Accrued liabilities	2,341	2,467
Total current liabilities	3,877	3,792
Other liabilities	2,320	2,376
Long-term debt	2,800	2,435
Total Manufacturing group liabilities	8,997	8,603
Finance group
Other liabilities	225	228
Debt	888	913
Total Finance group liabilities	1,113	1,141
Total liabilities	10,110	9,744
Shareholders’ equity
Common stock	36	36
Capital surplus	1,617	1,587
Treasury stock	(774)	(559)
Retained earnings	5,442	5,298
Accumulated other comprehensive loss	(1,332)	(1,398)
Total shareholders’ equity	4,989	4,964
Total liabilities and shareholders’ equity	$15,099	$14,708
Common shares outstanding (in thousands)	268,721	274,228

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended April 2, 2016 and April 4, 2015, respectively

	Consolidated
(In millions)	2016	2015
Cash flows from operating activities
Net income	$150	$128
Less: Loss from discontinued operations	(1)	—
Income from continuing operations	151	128
Adjustments to reconcile income from continuing operations
to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	109	110
Deferred income taxes	19	(7)
Other, net	30	32
Changes in assets and liabilities:
Accounts receivable, net	(143)	(115)
Inventories	(313)	(327)
Other assets	61	(45)
Accounts payable	147	127
Accrued and other liabilities	(230)	(63)
Income taxes, net	17	95
Pension, net	7	17
Captive finance receivables, net	(4)	31
Other operating activities, net	(1)	(2)
Net cash used in operating activities of continuing operations	(150)	(19)
Net cash used in operating activities of discontinued operations	—	(2)
Net cash used in operating activities	(150)	(21)
Cash flows from investing activities
Net cash used in acquisitions	(164)	(32)
Capital expenditures	(88)	(79)
Finance receivables repaid	17	31
Other investing activities, net	10	23
Net cash used in investing activities	(225)	(57)
Cash flows from financing activities
Proceeds from long-term debt	362	9
Increase in short-term debt	42	25
Principal payments on long-term debt and nonrecourse debt	(46)	(70)
Purchases of Textron common stock	(215)	—
Dividends paid	(6)	(6)
Other financing activities, net	7	11
Net cash provided by (used in) financing activities	144	(31)
Effect of exchange rate changes on cash and equivalents	4	(5)
Net decrease in cash and equivalents	(227)	(114)
Cash and equivalents at beginning of period	1,005	822
Cash and equivalents at end of period	$778	$708

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Three Months Ended April 2, 2016 and April 4, 2015, respectively

	Manufacturing Group		Finance Group
(In millions)	2016	2015	2016	2015
Cash flows from operating activities
Net income	$147	$124	$3	$4
Less: Loss from discontinued operations	(1)	—	—	—
Income from continuing operations	148	124	3	4
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	106	108	3	2
Deferred income taxes	17	(3)	2	(4)
Other, net	29	28	1	4
Changes in assets and liabilities:
Accounts receivable, net	(143)	(115)	—	—
Inventories	(313)	(327)	—	—
Other assets	62	(51)	(1)	6
Accounts payable	147	127	—	—
Accrued and other liabilities	(223)	(54)	(7)	(9)
Income taxes, net	16	81	1	14
Pension, net	7	17	—	—
Other operating activities, net	(1)	(2)	—	—
Net cash provided by (used in) operating activities of continuing operations	(148)	(67)	2	17
Net cash used in operating activities of discontinued operations	—	(2)	—	—
Net cash provided by (used in) operating activities	(148)	(69)	2	17
Cash flows from investing activities
Net cash used in acquisitions	(164)	(32)	—	—
Capital expenditures	(88)	(79)	—	—
Finance receivables repaid	—	—	68	112
Finance receivables originated	—	—	(55)	(50)
Other investing activities, net	—	(6)	10	29
Net cash provided by (used in) investing activities	(252)	(117)	23	91
Cash flows from financing activities
Proceeds from long-term debt	345	—	17	9
Increase in short-term debt	42	25	—	—
Principal payments on long-term debt and nonrecourse debt	—	—	(46)	(70)
Purchases of Textron common stock	(215)	—	—	—
Dividends paid	(6)	(6)	—	—
Other financing activities, net	7	2	—	9
Net cash provided by (used in) financing activities	173	21	(29)	(52)
Effect of exchange rate changes on cash and equivalents	4	(5)	—	—
Net increase (decrease) in cash and equivalents	(223)	(170)	(4)	56
Cash and equivalents at beginning of period	946	731	59	91
Cash and equivalents at end of period	$723	$561	$55	$147

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2016.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron consolidated with its majority-owned subsidiaries that operate in the Textron Aviation, Bell, Textron Systems and Industrial segments. The Finance group, which also is the Finance segment, consists of Textron Financial Corporation and its consolidated subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.  All significant intercompany transactions are eliminated from the Consolidated Financial Statements, including retail financing activities for inventory sold by our Manufacturing group and financed by our Finance group.

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

During 2016 and 2015, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates increased income from continuing operations before income taxes in the first quarter of 2016 and 2015 by $29 million and $18 million, respectively, ($19 million and $11 million after tax, or $0.07 and $0.04 per diluted share, respectively).  For the first quarter of 2016 and 2015, the gross favorable program profit adjustments totaled $34 million and $33 million, respectively, and the gross unfavorable program profit adjustments totaled $5 million and $15 million, respectively.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, that requires all leases with a term greater than 12 months be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance.  The new standard is effective for our company at the beginning of fiscal 2019 and early adoption is permitted.  Entities must adopt the standard on a modified retrospective basis whereby it would be applied at the beginning of the earliest comparative year.  We are currently evaluating the impact of adoption on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a one-year deferral of the effective date of the standard to the beginning of 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017.  The new standard may be adopted either retrospectively or on a modified retrospective basis whereby it would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for those contracts.  We are currently evaluating the impacts of adoption on our consolidated financial position, results of operations and related disclosures, along with the implementation approach to be used.

Note 2.  Business Acquisitions

In the first quarter of 2016, we paid $164 million in cash and assumed debt of $19 million to acquire four businesses, net of cash acquired and holdbacks.  Our acquisition of Able Engineering and Component Services, Inc. and Able Aerospace, Inc. (Able) represented the largest of these businesses and is included in the Textron Aviation segment.  Able is an industry-leading repair and overhaul business that provides component repairs, component exchanges and replacement parts, among other support and service offerings for commercial rotorcraft and fixed-wing aircraft customers around the world.  We are in the process of allocating the purchase price and valuing the acquired assets and liabilities for these acquisitions.  Based on the preliminary allocation of the aggregate purchase price for these acquisitions, $87 million has been allocated to goodwill, related to expected synergies and the value of the existing workforce, and $59 million to intangible assets.  Of the recorded goodwill, approximately $33 million is deductible for tax purposes.  The intangible assets are primarily related to customer relationships and technologies, which will be amortized over 10 to 18 years.  The operating results of these acquisitions have been included in the Consolidated Statements of Operations since their respective closing dates.

Note 3.  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Three Months Ended
Interest cost	$85	$81	$4	$4
Service cost	24	30	1	1
Expected return on plan assets	(123)	(121)	—	—
Amortization of net actuarial loss	26	39	—	—
Amortization of prior service cost (credit)	4	4	(6)	(6)
Net periodic benefit cost (credit)	$16	$33	$(1)	$(1)

Note 4.  Share-Based Compensation

Our share-based compensation plans provide stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  Compensation expense included in net income for these plans is as follows:

			Three Months Ended
(In millions)			April 2, 2016	April 4, 2015
Compensation expense			$7	$31
Income tax benefit			(3)	(11)
Total net compensation expense included in net income			$4	$20

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

The weighted-average fair value of options granted and the assumptions used in our option-pricing model for such grants are as follows:

			Three Months Ended
			April 2, 2016	April 4, 2015
Fair value of options at grant date			$10.33	$14.03
Dividend yield			0.2%	0.2%
Expected volatility			33.6%	34.9%
Risk-free interest rate			1.2%	1.5%
Expected term (in years)			4.8	4.8

The stock option activity during the first quarter of 2016 is provided below:

(Options in thousands)			Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period			8,808	$32.91
Granted			1,792	34.50
Exercised			(114)	(25.97)
Forfeited or expired			(48)	(41.94)
Outstanding at end of period			10,438	$33.21
Exercisable at end of period			6,780	$30.24

At April 2, 2016, our outstanding options had an aggregate intrinsic value of $57 million and a weighted-average remaining contractual life of seven years.  Our exercisable options had an aggregate intrinsic value of $53 million and a weighted-average remaining contractual life of six years at April 2, 2016.  The total intrinsic value of options exercised was $1 million and $8 million during the first quarter of 2016 and 2015, respectively.

Restricted Stock Units

The activity for restricted stock units payable in both stock and cash during the first quarter of 2016 is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period, nonvested	880	$33.97	1,492	$34.84
Granted	189	34.50	397	34.50
Vested	(196)	(27.53)	(334)	(27.73)
Forfeited	—	—	(36)	(38.99)
Outstanding at end of period, nonvested	873	$35.54	1,519	$36.21

The fair value of the restricted stock awards that vested and/or amounts paid under these awards is as follows:

			Three Months Ended
(In millions)			April 2, 2016	April 4, 2015
Fair value of awards vested			$17	$22
Cash paid			12	18

Performance Share Units The activity for our performance share units during the first quarter of 2016 is provided below:

(Units in thousands)			Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period, nonvested			549	$41.84
Granted			284	34.50
Forfeited			(9)	(39.56)
Outstanding at end of period, nonvested			824	$39.33

Cash paid under these awards totaled $13 million and $17 million during the first quarter of 2016 and 2015, respectively.

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Basic weighted-average shares outstanding	271,660	277,902
Dilutive effect of stock options	1,362	2,175
Diluted weighted-average shares outstanding	273,022	280,077

Stock options to purchase 4 million and 1 million shares of common stock outstanding are excluded from the calculation of diluted weighted average shares outstanding for the first quarter of 2016 and 2015, respectively, as their effect would have been anti-dilutive.

Note 6.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	April 2, 2016	January 2, 2016
Commercial	$914	$841
U.S. Government contracts	327	239
	1,241	1,080
Allowance for doubtful accounts	(32)	(33)
Total	$1,209	$1,047

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $196 million at April 2, 2016 and $135 million at January 2, 2016.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	April 2, 2016	January 2, 2016
Finance receivables*	$1,114	$1,135
Allowance for losses	(48)	(48)
Total finance receivables, net	$1,066	$1,087

* Includes finance receivables held for sale of $30 million at both April 2, 2016 and January 2, 2016.

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

We classify finance receivables as nonaccrual if credit quality indicators suggest full collection of principal and interest is doubtful, we automatically classify accounts as nonaccrual once they are contractually delinquent by more than three months unless collection of principal and interest is not doubtful.  Accrual of interest income is suspended for these accounts and all cash collections are generally applied to reduce the net investment balance.  Once we conclude that the collection of all principal and interest is no longer doubtful, we resume the accrual of interest and recognize previously suspended interest income at the time either a) the loan becomes contractually current through payment according to the original terms of the loan, or b) if the loan has been modified, following a period of performance under the terms of the modification. Accounts are classified as watchlist when credit quality indicators have deteriorated as compared with typical underwriting criteria, and we believe collection of full principal and interest is probable but not certain.  All other finance receivables that do not meet the watchlist or nonaccrual categories are classified as performing.

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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(In millions)	April 2, 2016	January 2, 2016
Performing	$866	$891
Watchlist	139	130
Nonaccrual	79	84
Nonaccrual as a percentage of finance receivables	7.29%	7.60%
Less than 31 days past due	$934	$950
31-60 days past due	56	86
61-90 days past due	69	42
Over 90 days past due	25	27
60 + days contractual delinquency as a percentage of finance receivables	8.67%	6.24%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Interest income recognized on impaired loans was not significant in the first quarter of 2016 or 2015.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	April 2, 2016	January 2, 2016
Recorded investment:
Impaired loans with related allowance for losses	$54	$62
Impaired loans with no related allowance for losses	25	42
Total	$79	$104
Unpaid principal balance	$88	$113
Allowance for losses on impaired loans	15	17
Average recorded investment	92	102

A summary of the allowance for losses on finance receivables, based on how the underlying finance receivables are evaluated for impairment, is provided below. The finance receivables reported in this table specifically exclude leveraged leases in accordance with U.S. generally accepted accounting principles.

(In millions)	April 2, 2016	January 2, 2016
Allowance based on collective evaluation	$33	$31
Allowance based on individual evaluation	15	17
Finance receivables evaluated collectively	$902	$883
Finance receivables evaluated individually	79	104

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

A rollforward of the allowance for losses on finance receivables is provided below:

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Beginning of period	$48	$51
Provision for losses	—	1
Charge-offs	(3)	—
Recoveries	3	1
End of period	$48	$53

Note 7.  Inventories

Inventories are composed of the following:

(In millions)	April 2, 2016	January 2, 2016
Finished goods	$1,907	$1,735
Work in process	2,973	2,921
Raw materials and components	633	605
	5,513	5,261
Progress/milestone payments	(1,036)	(1,117)
Total	$4,477	$4,144

Note 8.  Accrued Liabilities

Changes in our warranty liability are as follows:

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Beginning of period	$143	$148
Provision	16	16
Settlements	(16)	(17)
Acquisitions	1	4
Adjustments*	(6)	—
End of period	$138	$151

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 9.  Debt

Under our shelf registration statement, on March 11, 2016, we issued $350 million of fixed-rate notes due March 15, 2026 that bear an annual interest rate of 4.0%.  The net proceeds of the issuance totaled $345 million, after deducting underwriting discounts, commissions and offering expenses.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. We utilize foreign currency exchange contracts to manage this volatility.  Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At April 2, 2016 and January 2, 2016, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $776 million and $706 million, respectively.  At April 2, 2016, the fair value amounts of our foreign currency exchange contracts were not significant.  At January 2, 2016, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and a $28 million liability.

We primarily utilize forward exchange contracts which have maturities of no more than three years.  These contracts qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  At April 2, 2016, we had a net deferred loss of $3 million in Accumulated other comprehensive loss related to these cash flow hedges.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on cash flow hedges, including gains and losses related to hedge ineffectiveness, were not significant in the periods presented.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended April 2, 2016 and January 2, 2016, the Finance group’s impaired nonaccrual finance receivables of $39 million and $45 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides. Fair value measurements recorded on impaired finance receivables were not significant for both the three months ended April 2, 2016 and April 4, 2015.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	April 2, 2016		January 2, 2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,972)	$(3,127)	$(2,628)	$(2,744)
Finance group
Finance receivables, excluding leases	860	834	863	820
Debt	(888)	(817)	(913)	(840)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions (Level 2).  At both April 2, 2016 and January 2, 2016, approximately 75% of the fair value of term debt for the Finance group was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2). Fair value estimates for finance receivables were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 11.  Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Deferred Gains (Losses) on Hedge Contracts	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
For the three months ended April 2, 2016
Beginning of the period	$(1,327)	$(24)	$(47)	$(1,398)
Other comprehensive income before reclassifications	—	16	24	40
Reclassified from Accumulated other comprehensive loss	21	5	—	26
Other comprehensive income	21	21	24	66
End of the period	$(1,306)	$(3)	$(23)	$(1,332)
For the three months ended April 4, 2015
Beginning of the period	$(1,511)	$(13)	$18	$(1,506)
Other comprehensive loss before reclassifications	—	(16)	(56)	(72)
Reclassified from Accumulated other comprehensive loss	24	4	—	28
Other comprehensive income (loss)	24	(12)	(56)	(44)
End of the period	$(1,487)	$(25)	$(38)	$(1,550)

The before and after-tax components of other comprehensive income (loss) are presented below:

	April 2, 2016			April 4, 2015
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$26	$(9)	$17	$39	$(14)	$25
Amortization of prior service credit*	(2)	1	(1)	(2)	1	(1)
Unrealized gains	7	(2)	5	—	—	—
Pension and postretirement benefits adjustments, net	31	(10)	21	37	(13)	24
Deferred gains (losses) on hedge contracts:
Current deferrals	22	(6)	16	(21)	5	(16)
Reclassification adjustments	7	(2)	5	6	(2)	4
Deferred gains (losses) on hedge contracts, net	29	(8)	21	(15)	3	(12)
Foreign currency translation adjustments	25	(1)	24	(52)	(4)	(56)
Total	$85	$(19)	$66	$(30)	$(14)	$(44)

*These components of other comprehensive income are included in the computation of net periodic pension cost.  See Note 11 of our 2015 Annual Report on Form 10-K for additional information.

Note 12.  Commitments and Contingencies

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Revenues
Textron Aviation	$1,091	$1,051
Bell	814	813
Textron Systems	324	315
Industrial	952	872
Finance	20	22
Total revenues	$3,201	$3,073
Segment Profit
Textron Aviation	$73	$67
Bell	82	76
Textron Systems	29	28
Industrial	91	82
Finance	5	6
Segment profit	280	259
Corporate expenses and other, net	(32)	(42)
Interest expense, net for Manufacturing group	(33)	(33)
Income from continuing operations before income taxes	$215	$184

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
(Dollars in millions)	April 2, 2016	April 4, 2015	% Change
Revenues	$3,201	$3,073	4%
Operating expenses	2,943	2,846	3%
Cost of sales	2,635	2,509	5%
Selling and administrative expense	308	337	(9)%
Gross margin as a percentage of Manufacturing revenues	17.2%	17.8%

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 17 to 21.

Revenues

Revenues increased $128 million, 4%, in the first quarter of 2016, compared with the first quarter of 2015, largely driven by increases in the Industrial, Textron Aviation and Textron Systems segments.

•      Higher Industrial revenues of $80 million, primarily due to higher volume of $62 million, largely in the Fuel Systems and Functional Components product line, and the impact from an acquired business of $37 million.

•      Higher Textron Aviation revenues of $40 million, primarily due to higher Citation jet volume and mix.

•      Higher Textron Systems revenues of $9 million, primarily due to higher volume of $46 million in the Unmanned Systems product line, partially offset by lower volume of $42 million in the Weapons and Sensors product line.

Cost of Sales and Selling and Administrative Expense

Manufacturing cost of sales and selling and administrative expense together comprise our operating expenses. Cost of sales increased $126 million, 5%, in the first quarter of 2016, compared with the first quarter of 2015, largely due to higher volume at the Industrial and Textron Aviation segments and an increase from acquired businesses.

Selling and administrative expense decreased $29 million, 9%, in the first quarter of 2016, compared with the first quarter of 2015, primarily due to lower share-based compensation expense.

Backlog

(In millions)		April 2, 2016	January 2, 2016
Bell		$5,284	$5,224
Textron Systems		2,524	2,328
Textron Aviation		1,027	1,074
Total backlog		$8,835	$8,626

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

Textron Aviation

	Three Months Ended
(Dollars in millions)	April 2, 2016	April 4, 2015
Revenues	$1,091	$1,051
Operating expenses	1,018	984
Segment profit	73	67
Profit margin	6.7%	6.4%

Textron Aviation Revenues and Operating Expenses The following factors contributed to the change in Textron Aviation’s revenues from the prior year quarter:

(In millions)		2016 versus 2015
Volume and mix		$32
Acquisitions		14
Other		(6)
Total change		$40

Textron Aviation’s revenues increased $40 million, 4%, in the first quarter of 2016, compared with the first quarter of 2015, primarily due to higher Citation jet volume and mix.  We delivered 34 Citation jets and 26 King Air turboprops in the first quarter of 2016, compared with 33 Citation jets and 25 King Air turboprops in the first quarter of 2015.  The portion of the segment’s revenues derived from aftermarket sales and services represented 35% of its total revenues in both the first quarter of 2016 and 2015.

Textron Aviation’s operating expenses increased $34 million, 4%, in the first quarter of 2016, compared with the first quarter of 2015, primarily due to higher volume as described above.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit from the prior year quarter:

(In millions)		2016 versus 2015
Performance		$7
Volume and mix		2
Other		(3)
Total change		$6

Textron Aviation’s segment profit increased $6 million, 9%, in the first quarter of 2016, compared with the first quarter of 2015.

Bell

	Three Months Ended
(Dollars in millions)	April 2, 2016	April 4, 2015
Revenues:
V-22 program	$278	$296
Other military	253	218
Commercial	283	299
Total revenues	814	813
Operating expenses	732	737
Segment profit	82	76
Profit margin	10.1%	9.3%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

Bell’s revenues and operating expenses were largely unchanged in the first quarter of 2016, compared with the first quarter of 2015.  Revenues were impacted by the following:

•                  $35 million increase in other military, primarily resulting from higher H-1 program revenues, largely reflecting higher aircraft deliveries that were partially offset by lower product support.  Bell delivered 10 H-1 aircraft in the first quarter of 2016, compared with 4 H-1 aircraft in the first quarter of 2015.

•                  $18 million decrease in V-22 program revenues, primarily reflecting lower product support.  Bell delivered 6 V-22 aircraft in both the first quarter of 2016 and 2015.

•                  $16 million decrease in commercial revenues, primarily due to lower commercial aftermarket volume.  Lower commercial aircraft deliveries were offset by a change in mix of commercial aircraft sold during the period.  Bell delivered 30 commercial aircraft in the first quarter of 2016, compared with 35 commercial aircraft in the first quarter of 2015.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit from the prior year quarter:

(In millions)		2016 versus 2015
Performance		$13
Volume and mix		(7)
Total change		$6

Bell’s segment profit increased $6 million, 8%, in the first quarter of 2016, compared with the first quarter of 2015, primarily due to improved performance, largely driven by favorable program adjustments.

Textron Systems

	Three Months Ended
(Dollars in millions)	April 2, 2016	April 4, 2015
Revenues	$324	$315
Operating expenses	295	287
Segment profit	29	28
Profit margin	9.0%	8.9%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues from the prior year quarter:

(In millions)	2016 versus 2015
Volume	$8
Other	1
Total change	$9

Revenues at Textron Systems increased $9 million, 3%, in the first quarter of 2016, compared with the first quarter of 2015, primarily due to higher volume of $46 million in the Unmanned Systems product line, partially offset by lower volume of $42 million in the Weapons and Sensors product line.

Textron Systems’ operating expenses increased $8 million, 3%, in the first quarter of 2016, compared with the first quarter of 2015, primarily driven by higher volume as described above.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit from the prior year quarter:

(In millions)	2016 versus 2015
Performance	$4
Volume and mix	(3)
Total change	$1

Textron Systems’ segment profit was largely unchanged in the first quarter of 2016, compared with the first quarter of 2015.

Industrial

	Three Months Ended
(Dollars in millions)	April 2, 2016	April 4, 2015
Revenues:
Fuel Systems and Functional Components	$580	$513
Other Industrial	372	359
Total revenues	952	872
Operating expenses	861	790
Segment profit	91	82
Profit margin	9.6%	9.4%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues from the prior year quarter:

(In millions)	2016 versus 2015
Volume	$62
Acquisitions	37
Foreign exchange	(14)
Other	(5)
Total change	$80

Industrial segment revenues increased $80 million, 9%, in the first quarter of 2016, compared with the first quarter of 2015, primarily due to higher volume of $62 million and the impact from an acquired business of $37 million.  Higher volume was primarily related to the Fuel Systems and Functional Components product line, largely reflecting automotive industry demand in Europe.

Operating expenses for the Industrial segment increased $71 million, 9%, in the first quarter of 2016, compared with the first quarter of 2015, primarily due to the impact from higher volume as described above and additional operating expenses from an acquired business.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit from the prior year quarter:

(In millions)		2016 versus 2015
Volume		$8
Foreign exchange		(5)
Other		6
Total change		$9

Segment profit for the Industrial segment increased $9 million, 11%, in the first quarter of 2016, compared with the first quarter of 2015, largely due to the impact from higher volume as described above.

Finance

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Revenues	$20	$22
Segment profit	5	6

Finance segment revenues and profit were largely unchanged in the first quarter of 2016, compared with the first quarter of 2015.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	April 2, 2016	January 2, 2016
Finance receivables*	$1,084	$1,105
Nonaccrual finance receivables	79	84
Ratio of nonaccrual finance receivables to finance receivables	7.29%	7.60%
60+ days contractual delinquency	$94	$69
60+ days contractual delinquency as a percentage of finance receivables	8.67%	6.24%
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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	April 2, 2016	January 2, 2016
Manufacturing group
Cash and equivalents	$723	$946
Debt	3,109	2,697
Shareholders’ equity	4,989	4,964
Capital (debt plus shareholders’ equity)	8,098	7,661
Net debt (net of cash and equivalents) to capital	32%	26%
Debt to capital	38%	35%
Finance group
Cash and equivalents	$55	$59
Debt	888	913

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

Textron has a senior unsecured revolving credit facility that expires in October 2018 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At April 2, 2016, there were no amounts borrowed against the facility.

We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.  In March 2016, we issued $350 million in 4.0% Notes due March 2026 under this registration statement.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Operating activities	$(148)	$(67)
Investing activities	(252)	(117)
Financing activities	173	21

The first quarter of our fiscal year typically results in net cash outflow from operating activities. Consistent with prior years, we expect positive cash flows from operating activities for the full year.

Cash flows used in operating activities in the first quarter of 2016 primarily related to higher inventory levels of $313 million and incentive and deferred compensation payments of $139 million, partially offset by earnings.  The higher inventory levels in the first quarter of 2016 were largely due to increases at Textron Aviation and Textron Systems to support sales growth. In the first quarter of 2015, cash flows used in operating activities primarily related to higher inventory levels of $327 million and incentive and deferred compensation payments of $152 million, partially offset by earnings.  The decrease in cash flows from operating activities of $81 million in the first quarter of 2016, compared with the first quarter of 2015, was primarily due to a decrease in customer deposits related to performance-based payments on certain military contracts.

During the first quarter of 2016, investing activities reflected aggregate cash payments of $164 million for four business acquisitions, compared with payments of $32 million for acquisitions in the first quarter of 2015. Cash used for investing activities also included capital expenditures of $88 million and $79 million in the first quarter of 2016 and 2015, respectively.

Financing activities in the first quarter of 2016 primarily included proceeds of $345 million from long-term debt, partially offset by $215 million in cash paid to repurchase an aggregate of 6.2 million shares of our outstanding common stock under a 2013 share repurchase authorization.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Operating activities	$2	$17
Investing activities	23	91
Financing activities	(29)	(52)

The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $68 million and $112 million in the first quarter of 2016 and 2015, respectively, partially offset by finance receivable originations of $55 million and $50 million, respectively.  Cash used for financing activities included payments on long-term and nonrecourse debt of $46 million in the first quarter of 2016, compared with $70 million of payments in the first quarter of 2015.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Operating activities	$(150)	$(19)
Investing activities	(225)	(57)
Financing activities	144	(31)

Cash flows used in operating activities in the first quarter of 2016 primarily related to higher inventory levels of $313 million and incentive and deferred compensation payments of $142 million, partially offset by earnings.  The higher inventory levels in the first quarter of 2016 were largely due to increases at Textron Aviation and Textron Systems to support sales growth. In the first quarter of 2015, cash flows used in operating activities primarily related to higher inventory levels of $327 million and incentive and deferred compensation payments of $155 million, partially offset by earnings.  The decrease in cash flows from operating activities of $131 million in the first quarter of 2016, compared with the first quarter of 2015, was primarily due to a decrease in customer deposits related to performance-based payments on certain military contracts.

Investing cash flows included cash used for acquisitions of $164 million and $32 million and capital expenditures of $88 million and $79 million in the first quarter of 2016 and 2015, respectively.  Total cash flows from financing activities in the first quarter of 2016, primarily included proceeds of $362 million from long-term debt, partially offset by $215 million of share repurchases.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Reclassifications adjustments from investing to operating activities:
Finance receivable originations for Manufacturing group inventory sales	$(55)	$(50)
Cash received from customers	51	81
Total reclassifications adjustments from investing to operating activities	$(4)	$31

Critical Accounting Estimates

The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are disclosed on pages 31 through 33 in our 2015 Annual Report on Form 10-K.  The following section provides an update of the year-end disclosure for long-term contracts to include program profit adjustments made during the quarter.

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

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Gross favorable	$34	$33
Gross unfavorable	(5)	(15)
Net adjustments	$29	$18

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2015 Annual Report on Form 10-K under “RISK FACTORS,” among the factors that could cause actual results to differ materially from past and projected future results are the following:

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended April 2, 2016.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2015 Annual Report on Form 10-K.

Item 4.         CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 2, 2016. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of April 2, 2016.

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides information about our first quarter 2016 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased (1)	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan (1)	Maximum Number of Shares that may yet be Purchased under the Plan
January 3, 2016 – February 6, 2016	3,298	$35.96	3,298	7,584
February 7, 2016 – March 5, 2016	2,350	32.43	2,350	5,234
March 6, 2016 – April 2, 2016	600	33.32	600	4,634
Total	6,248	$34.38	6,248

(1)          These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that had been announced on January 23, 2013. This plan has no expiration date.

Item 5.         OTHER INFORMATION

(a)   The 2016 Annual Meeting of Shareholders of Textron was held on April 27, 2016.

The results of the voting on the matters submitted to our shareholders are as follows:

1.    The following persons were elected to serve as directors until the next annual shareholders’ meeting and received the following votes:

	For	Against	Abstain	Broker Non-Vote

Scott C. Donnelly	244,597,525	6,154,441	1,220,499	17,488,909
Kathleen M. Bader	224,409,625	5,954,190	1,608,650	17,488,909
R. Kerry Clark	224,126,528	6,279,308	1,566,629	17,488,909
James T. Conway	225,631,815	4,812,847	1,527,803	17,488,909
Ivor J. Evans	224,150,498	6,017,046	1,804,921	17,488,909
Lawrence K. Fish	223,615,202	6,529,838	1,827,425	17,488,909
Paul E. Gagné	222,799,248	7,399,416	1,773,801	17,488,909
Dain M. Hancock	224,616,412	5,581,948	1,774,105	17,488,909
Lord Powell of Bayswater KCMG	222,619,217	7,613,289	1,739,959	17,488,909
Lloyd G. Trotter	225,334,277	4,956,882	1,681,306	17,488,909
James L. Ziemer	225,617,941	4,649,697	1,704,827	17,488,909

2.    The advisory (non-binding) resolution to approve the compensation of our named executive officers, as disclosed in our proxy statement, was approved by the following vote:

For	Against	Abstain	Broker Non-Vote

220,163,954	9,735,325	2,073,186	17,488,909

3.    The appointment of Ernst & Young LLP by the Audit Committee as Textron’s independent registered public accounting firm for 2016 was ratified by the following vote:

For	Against	Abstain	Broker Non-Vote

244,424,043	3,984,194	1,053,137	—

Item 6.	EXHIBITS

10.1	Form of Non-Qualified Stock Option Agreement under 2015 Long-Term Incentive Plan.

10.2	Form of Stock-Settled Restricted Stock Unit (with Dividend Equivalents) Grant Agreement under 2015 Long-Term Incentive Plan.

10.3	Form of Performance Share Unit Grant Agreement under 2015 Long-Term Incentive Plan.

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	April 28, 2016	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

10.1	Form of Non-Qualified Stock Option Agreement under 2015 Long-Term Incentive Plan.

10.2	Form of Stock-Settled Restricted Stock Unit (with Dividend Equivalents) Grant Agreement under 2015 Long-Term Incentive Plan.

10.3	Form of Performance Share Unit Grant Agreement under 2015 Long-Term Incentive Plan.

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.