Form 10-Q
period 2016-07-02
TEXTRON INC
filed 2016-07-28
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

As of July 15, 2016, there were 269,463,621 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended July 2, 2016

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues
Manufacturing revenues	$3,491	$3,223	$6,672	$6,274
Finance revenues	20	24	40	46
Total revenues	3,511	3,247	6,712	6,320
Costs and expenses
Cost of sales	2,889	2,635	5,524	5,144
Selling and administrative expense	318	329	626	666
Interest expense	44	42	87	85
Total costs and expenses	3,251	3,006	6,237	5,895
Income from continuing operations before income taxes	260	241	475	425
Income tax expense	82	72	146	128
Income from continuing operations	178	169	329	297
Loss from discontinued operations, net of income taxes	(1)	(2)	(2)	(2)
Net income	$177	$167	$327	$295
Basic earnings per share
Continuing operations	$0.66	$0.61	$1.21	$1.07
Discontinued operations	—	(0.01)	—	(0.01)
Basic earnings per share	$0.66	$0.60	$1.21	$1.06
Diluted earnings per share
Continuing operations	$0.66	$0.60	$1.21	$1.06
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Diluted earnings per share	$0.65	$0.60	$1.20	$1.05
Dividends per share
Common stock	$0.02	$0.02	$0.04	$0.04

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$177	$167	$327	$295
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	15	87	36	111
Deferred gains (losses) on hedge contracts, net of reclassifications	4	4	25	(8)
Foreign currency translation adjustments	(20)	10	4	(46)
Other comprehensive income (loss)	(1)	101	65	57
Comprehensive income	$176	$268	$392	$352

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	July 2, 2016	January 2, 2016
Assets
Manufacturing group
Cash and equivalents	$661	$946
Accounts receivable, net	1,144	1,047
Inventories	4,595	4,144
Other current assets	370	341
Total current assets	6,770	6,478
Property, plant and equipment, less accumulated depreciation and amortization of $4,082 and $3,915	2,582	2,492
Goodwill	2,118	2,023
Other assets	2,339	2,399
Total Manufacturing group assets	13,809	13,392
Finance group
Cash and equivalents	82	59
Finance receivables, net	985	1,087
Other assets	158	170
Total Finance group assets	1,225	1,316
Total assets	$15,034	$14,708
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$278	$262
Accounts payable	1,218	1,063
Accrued liabilities	2,202	2,467
Total current liabilities	3,698	3,792
Other liabilities	2,293	2,376
Long-term debt	2,785	2,435
Total Manufacturing group liabilities	8,776	8,603
Finance group
Other liabilities	223	228
Debt	849	913
Total Finance group liabilities	1,072	1,141
Total liabilities	9,848	9,744
Shareholders’ equity
Common stock	36	36
Capital surplus	1,643	1,587
Treasury stock	(774)	(559)
Retained earnings	5,614	5,298
Accumulated other comprehensive loss	(1,333)	(1,398)
Total shareholders’ equity	5,186	4,964
Total liabilities and shareholders’ equity	$15,034	$14,708
Common shares outstanding (in thousands)	269,344	274,228

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended July 2, 2016 and July 4, 2015, respectively

	Consolidated
(In millions)	2016	2015
Cash flows from operating activities
Net income	$327	$295
Less: Loss from discontinued operations	(2)	(2)
Income from continuing operations	329	297
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	223	220
Deferred income taxes	32	(15)
Other, net	51	53
Changes in assets and liabilities:
Accounts receivable, net	(80)	(144)
Inventories	(454)	(516)
Other assets	28	(24)
Accounts payable	147	123
Accrued and other liabilities	(377)	27
Income taxes, net	12	93
Pension, net	14	40
Captive finance receivables, net	48	53
Other operating activities, net	(3)	(2)
Net cash provided by (used in) operating activities of continuing operations	(30)	205
Net cash used in operating activities of discontinued operations	(1)	(3)
Net cash provided by (used in) operating activities	(31)	202
Cash flows from investing activities
Capital expenditures	(207)	(173)
Net cash used in acquisitions	(179)	(34)
Finance receivables repaid	36	46
Other investing activities, net	52	26
Net cash used in investing activities	(298)	(135)
Cash flows from financing activities
Proceeds from long-term debt	362	9
Increase in short-term debt	12	105
Principal payments on long-term debt and nonrecourse debt	(90)	(130)
Purchases of Textron common stock	(215)	(87)
Dividends paid	(11)	(11)
Other financing activities, net	10	21
Net cash provided by (used in) financing activities	68	(93)
Effect of exchange rate changes on cash and equivalents	(1)	(4)
Net decrease in cash and equivalents	(262)	(30)
Cash and equivalents at beginning of period	1,005	822
Cash and equivalents at end of period	$743	$792

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Six Months Ended July 2, 2016 and July 4, 2015, respectively

	Manufacturing Group		Finance Group
(In millions)	2016	2015	2016	2015
Cash flows from operating activities
Net income	$320	$285	$7	$10
Less: Loss from discontinued operations	(2)	(2)	—	—
Income from continuing operations	322	287	7	10
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	217	215	6	5
Deferred income taxes	37	(6)	(5)	(9)
Other, net	51	51	—	2
Changes in assets and liabilities:
Accounts receivable, net	(80)	(144)	—	—
Inventories	(441)	(525)	—	—
Other assets	29	(34)	(1)	10
Accounts payable	147	123	—	—
Accrued and other liabilities	(373)	33	(4)	(6)
Income taxes, net	10	78	2	15
Pension, net	14	40	—	—
Dividends received from Finance group	29	—	—	—
Other operating activities, net	(3)	(2)	—	—
Net cash provided by (used in) operating activities of continuing operations	(41)	116	5	27
Net cash used in operating activities of discontinued operations	(1)	(3)	—	—
Net cash provided by (used in) operating activities	(42)	113	5	27
Cash flows from investing activities
Capital expenditures	(207)	(173)	—	—
Net cash used in acquisitions	(179)	(34)	—	—
Finance receivables repaid	—	—	170	181
Finance receivables originated	—	—	(86)	(82)
Other investing activities, net	3	—	36	35
Net cash provided by (used in) investing activities	(383)	(207)	120	134
Cash flows from financing activities
Proceeds from long-term debt	345	—	17	9
Increase in short-term debt	12	105	—	—
Principal payments on long-term debt and nonrecourse debt	—	—	(90)	(130)
Purchases of Textron common stock	(215)	(87)	—	—
Dividends paid	(11)	(11)	(29)	—
Other financing activities, net	10	21	—	—
Net cash provided by (used in) financing activities	141	28	(102)	(121)
Effect of exchange rate changes on cash and equivalents	(1)	(4)	—	—
Net increase (decrease) in cash and equivalents	(285)	(70)	23	40
Cash and equivalents at beginning of period	946	731	59	91
Cash and equivalents at end of period	$661	$661	$82	$131

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

During 2016 and 2015, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates increased income from continuing operations before income taxes in the second quarter of 2016 and 2015 by $10 million and $36 million, respectively, ($6 million and $23 million after tax, or $0.02 and $0.08 per diluted share, respectively). For the second quarter of 2016 and 2015, the gross favorable program profit adjustments totaled $19 million and $40 million, respectively, and the gross unfavorable program profit adjustments totaled $9 million and $4 million, respectively.

The changes in estimates increased income from continuing operations before income taxes in the first half of 2016 and 2015 by $39 million and $54 million, respectively, ($25 million and $34 million after tax, or $0.09 and $0.12 per diluted share, respectively).  For the first half of 2016 and 2015, the gross favorable program profit adjustments totaled $53 million and $73 million, respectively, and the gross unfavorable program profit adjustments totaled $14 million and $19 million, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, that requires all leases with a term greater than 12 months be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance.  The new standard is effective for our company at the beginning of fiscal 2019 and early adoption is permitted.  Entities must adopt the standard on a modified retrospective basis whereby it would be applied at the beginning of the earliest comparative year.  We are currently evaluating the impact of adoption on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses.  The new standard is effective for our company at the beginning of fiscal 2020 with early adoption permitted beginning in fiscal 2019.  Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date.  We are currently evaluating the impact of adoption on our consolidated financial statements.

Note 2.  Business Acquisitions

In the first half of 2016, we paid $179 million in cash and assumed debt of $19 million to acquire five businesses, net of cash acquired and holdbacks.  Our acquisition of Able Engineering and Component Services, Inc. and Able Aerospace, Inc. (Able) in the first quarter represented the largest of these businesses and is included in the Textron Aviation segment.  Able is an industry-leading repair and overhaul business that provides component repairs, component exchanges and replacement parts, among other support and service offerings for commercial rotorcraft and fixed-wing aircraft customers around the world.  We are in the process of allocating the purchase price and valuing the acquired assets and liabilities for these acquisitions.  Based on the preliminary allocation of the aggregate purchase price for these acquisitions, $95 million has been allocated to goodwill, related to expected synergies and the value of the existing workforce, and $63 million to intangible assets.  Of the recorded goodwill, approximately $37 million is deductible for tax purposes.  The intangible assets are primarily related to customer relationships and technologies, which will be amortized over 10 to 18 years.  The operating results of these acquisitions have been included in the Consolidated Statements of Operations since their respective closing dates.

Note 3.  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Pension Benefits
Service cost	$25	$29	$49	$59
Interest cost	85	82	170	163
Expected return on plan assets	(122)	(121)	(245)	(242)
Amortization of net actuarial loss	26	39	52	78
Amortization of prior service cost	3	4	7	8
Curtailment and other charges	—	6	—	6
Net periodic benefit cost	$17	$39	$33	$72
Postretirement Benefits Other Than Pensions
Service cost	$—	$1	$1	$2
Interest cost	4	4	8	8
Amortization of prior service credit	(5)	(6)	(11)	(12)
Net periodic benefit credit	$(1)	$(1)	$(2)	$(2)

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Basic weighted-average shares outstanding	269,888	277,715	270,774	277,808
Dilutive effect of stock options	1,428	2,220	1,398	2,216
Diluted weighted-average shares outstanding	271,316	279,935	272,172	280,024

Stock options to purchase 5 million shares of common stock are excluded from the calculation of diluted weighted average shares outstanding for both the three and six months ended July 2, 2016, as their effect would have been anti-dilutive.  Stock options to purchase 2 million and 1 million shares of common stock are excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended July 4, 2015, respectively, as their effect would have been anti-dilutive.

Note 5.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	July 2, 2016	January 2, 2016
Commercial	$902	$841
U.S. Government contracts	274	239
	1,176	1,080
Allowance for doubtful accounts	(32)	(33)
Total	$1,144	$1,047

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $188 million at July 2, 2016 and $135 million at January 2, 2016.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	July 2, 2016	January 2, 2016
Finance receivables*	$1,027	$1,135
Allowance for losses	(42)	(48)
Total finance receivables, net	$985	$1,087

* Includes finance receivables held for sale of $30 million at both July 2, 2016 and January 2, 2016.

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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(In millions)	July 2, 2016	January 2, 2016
Performing	$792	$891
Watchlist	106	130
Nonaccrual	99	84
Nonaccrual as a percentage of finance receivables	9.93%	7.60%
Less than 31 days past due	$889	$950
31-60 days past due	51	86
61-90 days past due	23	42
Over 90 days past due	34	27
60 + days contractual delinquency as a percentage of finance receivables	5.72%	6.24%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  Interest income recognized on impaired loans was not significant in the first half of 2016 or 2015.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	July 2, 2016	January 2, 2016
Recorded investment:
Impaired loans with related allowance for losses	$62	$62
Impaired loans with no related allowance for losses	40	42
Total	$102	$104
Unpaid principal balance	$106	$113
Allowance for losses on impaired loans	11	17
Average recorded investment	95	102

A summary of the allowance for losses on finance receivables, based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table specifically exclude leveraged leases in accordance with U.S. generally accepted accounting principles.

(In millions)	July 2, 2016	January 2, 2016
Allowance based on collective evaluation	$31	$31
Allowance based on individual evaluation	11	17
Finance receivables evaluated collectively	$797	$883
Finance receivables evaluated individually	102	104

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

A rollforward of the allowance for losses on finance receivables is provided below:

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Beginning of period	$48	$51
Provision for losses	(1)	(1)
Charge-offs	(10)	(2)
Recoveries	5	6
End of period	$42	$54

Note 6.  Inventories

Inventories are composed of the following:

(In millions)	July 2, 2016	January 2, 2016
Finished goods	$1,967	$1,735
Work in process	2,932	2,921
Raw materials and components	659	605
	5,558	5,261
Progress/milestone payments	(963)	(1,117)
Total	$4,595	$4,144

Note 7.  Warranty Liability

Changes in our warranty liability are as follows:

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Beginning of period	$143	$148
Provision	37	33
Settlements	(37)	(37)
Acquisitions	2	4
Adjustments*	(6)	(6)
End of period	$139	$142

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. We primarily utilize foreign currency exchange contracts with maturities of no more than three years to manage this volatility. These contracts qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses.  Net gains and losses recognized in earnings and Accumulated other comprehensive loss on cash flow hedges, including gains and losses related to hedge ineffectiveness, were not significant in the periods presented.

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At July 2, 2016 and January 2, 2016, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $734 million and $706 million, respectively.  At July 2, 2016, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and an $11 million liability. At January 2, 2016, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and a $28 million liability.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended July 2, 2016 and January 2, 2016, the Finance group’s impaired nonaccrual finance receivables of $51 million and $45 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides.  Fair value measurements recorded on impaired finance receivables were not significant for both the three and six months ended July 2, 2016 and July 4, 2015.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	July 2, 2016		January 2, 2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,958)	$(3,169)	$(2,628)	$(2,744)
Finance group
Finance receivables, excluding leases	777	770	863	820
Debt	(849)	(750)	(913)	(840)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions (Level 2).  At both July 2, 2016 and January 2, 2016, approximately 75% of the fair value of term debt for the Finance group was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2).  Fair value estimates for finance receivables were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 10.  Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Deferred Gains (Losses) on Hedge Contracts	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
For the six months ended July 2, 2016
Beginning of the period	$(1,327)	$(24)	$(47)	$(1,398)
Other comprehensive income before reclassifications	5	14	4	23
Reclassified from Accumulated other comprehensive loss	31	11	—	42
Other comprehensive income	36	25	4	65
End of the period	$(1,291)	$1	$(43)	$(1,333)
For the six months ended July 4, 2015
Beginning of the period	$(1,511)	$(13)	$18	$(1,506)
Other comprehensive income (loss) before reclassifications	62	(14)	(46)	2
Reclassified from Accumulated other comprehensive loss	49	6	—	55
Other comprehensive income (loss)	111	(8)	(46)	57
End of the period	$(1,400)	$(21)	$(28)	$(1,449)

The before and after-tax components of other comprehensive income (loss) are presented below:

	July 2, 2016			July 4, 2015
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$26	$(10)	$16	$39	$(14)	$25
Amortization of prior service credit*	(2)	1	(1)	—	—	—
Unrealized gains	—	—	—	98	(36)	62
Pension and postretirement benefits adjustments, net	24	(9)	15	137	(50)	87
Deferred gains on hedge contracts:
Current deferrals	(2)	—	(2)	3	(1)	2
Reclassification adjustments	8	(2)	6	3	(1)	2
Deferred gains on hedge contracts, net	6	(2)	4	6	(2)	4
Foreign currency translation adjustments	(14)	(6)	(20)	9	1	10
Total	$16	$(17)	$(1)	$152	$(51)	$101
Six Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$52	$(19)	$33	$78	$(28)	$50
Amortization of prior service credit*	(4)	2	(2)	(2)	1	(1)
Unrealized gains	7	(2)	5	98	(36)	62
Pension and postretirement benefits adjustments, net	55	(19)	36	174	(63)	111
Deferred gains (losses) on hedge contracts:
Current deferrals	20	(6)	14	(18)	4	(14)
Reclassification adjustments	15	(4)	11	9	(3)	6
Deferred gains (losses) on hedge contracts, net	35	(10)	25	(9)	1	(8)
Foreign currency translation adjustments	11	(7)	4	(43)	(3)	(46)
Total	$101	$(36)	$65	$122	$(65)	$57

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues
Textron Aviation	$1,196	$1,124	$2,287	$2,175
Bell	804	850	1,618	1,663
Textron Systems	487	322	811	637
Industrial	1,004	927	1,956	1,799
Finance	20	24	40	46
Total revenues	$3,511	$3,247	$6,712	$6,320
Segment Profit
Textron Aviation	$81	$88	$154	$155
Bell	81	101	163	177
Textron Systems	60	21	89	49
Industrial	99	86	190	168
Finance	7	10	12	16
Segment profit	328	306	608	565
Corporate expenses and other, net	(31)	(33)	(63)	(75)
Interest expense, net for Manufacturing group	(37)	(32)	(70)	(65)
Income from continuing operations before income taxes	$260	$241	$475	$425

Note 13.  Subsequent Events

On July 11, 2016, the Internal Revenue Service Office of Appeals approved a final settlement for our 1998 to 2008 tax years. As a result, in the third quarter of 2016 we expect to record an income tax benefit of approximately $175 million, exclusive of interest, of which $110 million is attributable to continuing operations and $65 million is attributable to discontinued operations.  In addition, we expect to record a favorable income tax benefit in the third quarter of 2016 upon the reversal of accrued interest of approximately $140 million, of which approximately $90 million is attributable to continuing operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 2, 2016	July 4, 2015	% Change	July 2, 2016	July 4, 2015	% Change
Revenues	$3,511	$3,247	8%	$6,712	$6,320	6%
Operating expenses	3,207	2,964	8%	6,150	5,810	6%
Cost of sales	2,889	2,635	10%	5,524	5,144	7%
Selling and administrative expense	318	329	(3)%	626	666	(6)%
Gross margin percentage of Manufacturing revenues	17.2%	18.2%		17.2%	18.0%

An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 18 to 22.

Revenues

Revenues increased $264 million, 8%, in the second quarter of 2016, compared with the second quarter of 2015, largely driven by increases in the Textron Systems, Industrial and Textron Aviation segments, partially offset by lower revenues at the Bell segment.  The net revenue increase included the following factors:

•     Higher Textron Systems revenues of $165 million, primarily due to higher volume of $103 million in the Weapons and Sensors product line and higher volume of $37 million in the Unmanned Systems product line.

•     Higher Industrial revenues of $77 million, primarily due to higher volume of $49 million, largely in the Fuel Systems and Functional Components product line, and the impact from acquired businesses of $35 million.

•     Higher Textron Aviation revenues of $72 million, primarily due to higher volume and mix of $52 million, largely the result of higher Citation jet volume of $90 million, partially offset by lower turboprop volume.

•     Lower Bell revenues of $46 million, primarily due to a decrease in commercial revenues, largely reflecting lower commercial aircraft deliveries.

Revenues increased $392 million, 6%, in the first half of 2016, compared with the first half of 2015, largely driven by increases in the Textron Systems, Industrial and Textron Aviation segments, partially offset by lower revenues at the Bell segment.  The net revenue increase included the following factors:

•     Higher Textron Systems revenues of $174 million, primarily due to higher volume of $83 million in the Unmanned Systems product line and higher volume of $61 million in the Weapons and Sensors product line.

•     Higher Industrial revenues of $157 million, primarily due to higher volume of $111 million, largely in the Fuel Systems and Functional Components product line, and the impact from acquired businesses of $72 million.

•     Higher Textron Aviation revenues of $112 million, primarily due to higher volume and mix of $84 million, largely the result of higher Citation jet volume of $152 million, partially offset by lower turboprop volume.

•     Lower Bell revenues of $45 million, primarily due to an $88 million decrease in commercial revenues, largely reflecting lower commercial aircraft deliveries and $34 million of lower aftermarket volume, partially offset by a $45 million increase in other military revenues, primarily due to higher H-1 program revenues.

Cost of Sales and Selling and Administrative Expense

Manufacturing cost of sales and selling and administrative expense together comprise our operating expenses. Cost of sales increased $254 million, 10%, and $380 million, 7%, in the second quarter and first half of 2016, respectively, compared with the corresponding periods of 2015, largely due to higher volume at the Textron Systems, Textron Aviation, and Industrial segments, and an increase from acquired businesses.  In the second quarter and first half of 2016, the decrease in gross margin percentage was largely driven by an unfavorable impact from the mix of products sold during the period at Textron Aviation.

Selling and administrative expense decreased $11 million, 3%, and $40 million, 6%, in the second quarter and first half of 2016, respectively, compared with the corresponding periods of 2015.  The decrease in selling and administrative expense in the first half of 2016 was largely due to lower share-based compensation expense.

Backlog

(In millions)	July 2, 2016	January 2, 2016
Bell	$4,908	$5,224
Textron Systems	2,282	2,328
Textron Aviation	1,149	1,074
Total backlog	$8,339	$8,626

Bell’s backlog decreased $316 million during 2016, as total deliveries, largely under the V-22 program, exceeded new orders.

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

Textron Aviation

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues	$1,196	$1,124	$2,287	$2,175
Operating expenses	1,115	1,036	2,133	2,020
Segment profit	81	88	154	155
Profit margin	6.8%	7.8%	6.7%	7.1%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q2 2016 versus Q2 2015	YTD 2016 versus YTD 2015
Volume and mix	$52	$84
Acquisitions	19	33
Other	1	(5)
Total change	$72	$112

In the second quarter of 2016, Textron Aviation’s revenues increased $72 million, 6%, compared with the second quarter of 2015, primarily due to higher volume and mix of $52 million and the impact from the acquisition of a repair and overhaul business in the first quarter of 2016.  The increase in volume and mix is primarily due to higher Citation jet volume of $90 million, partially offset by lower turboprop volume. We delivered 45 Citation jets and 23 King Air turboprops in the second quarter of 2016, compared with 36 Citation jets and 30 King Air turboprops in the second quarter of 2015.  The portion of the segment’s revenues derived from aftermarket sales and services increased to 34% of its total revenues in the second quarter of 2016, from 31% in the second quarter of 2015, in part, due to the impact from the acquisition.

In the first half of 2016, Textron Aviation’s revenues increased $112 million, 5%, compared with the first half of 2015, primarily due to higher volume and mix of $84 million and the impact from the acquisition.  The increase in volume and mix is primarily due to higher Citation jet volume of $152 million, partially offset by lower turboprop volume.  We delivered 79 Citation jets and 49 King Air turboprops in the first half of 2016, compared with 69 Citation jets and 55 King Air turboprops in the first half of 2015.  The portion of the segment’s revenues derived from aftermarket sales and services represented 34% of its total revenues in the first half of 2016, compared with 33% in the first half of 2015.

Textron Aviation’s operating expenses increased by $79 million, 8%, and $113 million, 6%, in the second quarter and first half of 2016, respectively, compared with the corresponding periods of 2015, largely due to higher volume as described above and additional operating expenses resulting from the acquisition.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q2 2016 versus Q2 2015	YTD 2016 versus YTD 2015
Performance	$(4)	$3
Volume and mix	1	3
Other	(4)	(7)
Total change	$(7)	$(1)

Segment profit at Textron Aviation decreased $7 million, 8%, in the second quarter of 2016, and was largely unchanged in the first half of 2016, compared with the corresponding periods of 2015. Volume and mix was essentially unchanged as the higher volume described above was largely offset by an unfavorable impact from the mix of products sold in 2016.

Bell

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues:
V-22 program	$313	$297	$591	$593
Other military	217	207	470	425
Commercial	274	346	557	645
Total revenues	804	850	1,618	1,663
Operating expenses	723	749	1,455	1,486
Segment profit	81	101	163	177
Profit margin	10.1%	11.9%	10.1%	10.6%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q2 2016 versus Q2 2015	YTD 2016 versus YTD 2015
Volume and mix	$(48)	$(47)
Other	2	2
Total change	$(46)	$(45)

Bell’s revenues decreased $46 million, 5%, in the second quarter of 2016, compared with the second quarter of 2015, primarily due to the following factors:

•     $72 million decrease in commercial revenues, primarily due to lower commercial aircraft deliveries.  Bell delivered 24 commercial aircraft in the second quarter of 2016, compared with 39 commercial aircraft in the second quarter of 2015.

•     $16 million increase in V-22 program revenues, primarily reflecting higher product support.  Bell delivered 6 V-22 aircraft in the second quarter of both 2016 and 2015.

•     $10 million increase in other military revenues, primarily reflecting higher H-1 program revenues.  Bell delivered 9 H-1 aircraft in the second quarter of 2016, compared with 6 H-1 aircraft in the second quarter of 2015.

Bell’s revenues decreased $45 million, 3%, in the first half of 2016, compared with the first half of 2015, primarily due to the following factors:

•     $88 million decrease in commercial revenues, primarily due to lower commercial aircraft deliveries and $34 million of lower aftermarket volume.  Bell delivered 54 commercial aircraft in the first half of 2016, compared with 74 commercial aircraft in the first half of 2015.

•     $45 million increase in other military revenues, primarily reflecting higher H-1 program revenues.  Bell delivered 19 H-1 aircraft in the first half of 2016, compared with 10 H-1 aircraft in the first half of 2015.

•     V-22 program revenues were largely unchanged. Bell delivered 12 V-22 aircraft in the first half of both 2016 and 2015.

Bell’s operating expenses decreased $26 million, 3%, and $31 million, 2%, in the second quarter and first half of 2016, respectively, compared with the corresponding periods of 2015, primarily due to lower net sales volume as described above.

In the second quarter of 2015, as a result of cost reduction actions announced in April 2015, Bell incurred approximately $40 million in severance and benefit costs.  The impact of the restructuring on Bell’s segment profit in the second quarter of 2015 was not significant due to cost savings from headcount reductions and the impact of including a portion of these costs in our indirect cost rates. These actions reduced Bell’s headcount by approximately 1,100 employees representing approximately 12% of the Bell workforce at that time.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q2 2016 versus Q2 2015	YTD 2016 versus YTD 2015
Volume and mix	$(14)	$(21)
Performance and other	(6)	7
Total change	$(20)	$(14)

Bell’s segment profit decreased $20 million, 20%, in the second quarter of 2016, compared with the second quarter of 2015.  The unfavorable impact from volume and mix was largely the result of lower commercial aircraft deliveries, while the unfavorable performance was primarily driven by lower favorable program adjustments.

Bell’s segment profit decreased $14 million, 8%, in the first half of 2016, compared with the first half of 2015, primarily due to lower volume as described above.

Textron Systems

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues	$487	$322	$811	$637
Operating expenses	427	301	722	588
Segment profit	60	21	89	49
Profit margin	12.3%	6.5%	11.0%	7.7%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q2 2016 versus Q2 2015	YTD 2016 versus YTD 2015
Volume	$153	$161
Acquisitions	12	12
Other	—	1
Total change	$165	$174

Revenues at Textron Systems increased $165 million, 51%, in the second quarter of 2016 compared with the second quarter of 2015, primarily due to higher volume of $103 million in the Weapons and Sensors product line and higher volume of $37 million in the Unmanned Systems product line.

Revenues at Textron Systems increased $174 million, 27%, compared with the first half of 2015, primarily due to higher volume of $83 million in the Unmanned Systems product line and higher volume of $61 million in the Weapons and Sensors product line.

Textron Systems’ operating expenses increased $126 million, 42%, and $134 million, 23%, in the second quarter and first half of 2016, respectively, compared with the corresponding periods of 2015, primarily due to higher volume as described above.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q2 2016 versus Q2 2015	YTD 2016 versus YTD 2015
Volume and mix	$34	$31
Performance	5	9
Total change	$39	$40

Textron Systems’ segment profit increased $39 million, 186%, and $40 million, 82%, in the second quarter and first half of 2016, respectively, compared with the corresponding periods of 2015, largely reflecting higher volume as described above and a favorable product mix in 2016.

Industrial

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues:
Fuel Systems and Functional Components	$592	$526	$1,172	$1,039
Other Industrial	412	401	784	760
Total revenues	1,004	927	1,956	1,799
Operating expenses	905	841	1,766	1,631
Segment profit	99	86	190	168
Profit margin	9.9%	9.3%	9.7%	9.3%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q2 2016 versus Q2 2015	YTD 2016 versus YTD 2015
Volume	$49	$111
Acquisitions	35	72
Foreign exchange	(8)	(22)
Other	1	(4)
Total change	$77	$157

Industrial segment revenues increased $77 million, 8%, in the second quarter of 2016, compared with the second quarter of 2015, primarily due to higher volume of $49 million and the impact from acquired businesses.  Higher volume was primarily related to the Fuel Systems and Functional Components product line, largely reflecting automotive industry demand in Europe.

Industrial segment revenues increased $157 million, 9%, in the first half of 2016, compared with the first half of 2015, primarily due to higher volume of $111 million and the impact from acquired businesses, partially offset by an unfavorable foreign exchange impact of $22 million.  Higher volume was primarily related to the Fuel Systems and Functional Components product line, largely reflecting automotive industry demand in Europe.

Operating expenses for the Industrial segment increased $64 million, 8%, and $135 million, 8%, in the second quarter and first half of 2016, respectively, compared with the corresponding periods of 2015, primarily due to the impact from higher volume as described above and additional operating expenses from acquired businesses.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q2 2016 versus Q2 2015	YTD 2016 versus YTD 2015
Volume	$6	$14
Inflation, net of pricing	5	8
Foreign exchange	(4)	(9)
Performance and other	6	9
Total change	$13	$22

Segment profit for the Industrial segment increased $13 million, 15%, and $22 million, 13%, in the second quarter and first half of 2016, respectively, compared with the corresponding periods of 2015, largely due to the impact from higher volume as described above.

Finance

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues	$20	$24	$40	$46
Segment profit	7	10	12	16

Finance segment revenues decreased $4 million and $6 million and segment profit decreased $3 million and $4 million in the second quarter and first half of 2016, respectively, compared with the corresponding periods of 2015, primarily due to lower average finance receivables.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	July 2, 2016	January 2, 2016
Finance receivables*	$997	$1,105
Nonaccrual finance receivables	99	84
Ratio of nonaccrual finance receivables to finance receivables	9.93%	7.60%
60+ days contractual delinquency	$57	$69
60+ days contractual delinquency as a percentage of finance receivables	5.72%	6.24%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	July 2, 2016	January 2, 2016
Manufacturing group
Cash and equivalents	$661	$946
Debt	3,063	2,697
Shareholders’ equity	5,186	4,964
Capital (debt plus shareholders’ equity)	8,249	7,661
Net debt (net of cash and equivalents) to capital	32%	26%
Debt to capital	37%	35%
Finance group
Cash and equivalents	$82	$59
Debt	849	913

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

Textron has a senior unsecured revolving credit facility that expires in October 2018 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At July 2, 2016, there were no amounts borrowed against the facility.

We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.  In March 2016, we issued $350 million in 4.0% Notes due March 2026 under this registration statement.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Operating activities	$(41)	$116
Investing activities	(383)	(207)
Financing activities	141	28

Cash flows from operating activities decreased $157 million during the first half of 2016, compared with the first half of 2015, primarily due to a change in working capital, largely the result of a decrease in customer deposits related to performance-based payments on certain military contracts.  In the first half of 2016, cash flows from operating activities included $60 million of cash proceeds from the settlements of corporate-owned life insurance policies.

Cash flows used in investing activities included capital expenditures of $207 million and $173 million in the first half of 2016 and 2015, respectively.  Investing cash flows also reflected aggregate cash payments of $179 million for five business acquisitions in the first half of 2016, compared with payments of $34 million for acquisitions in the first half of 2015.

In the first half of 2016, financing activities included proceeds from long-term debt of $345 million, partially offset by $215 million in cash paid to repurchase an aggregate of 6.2 million shares of our outstanding common stock under a 2013 share repurchase authorization. Financing activities in the first half of 2015 included an increase in short-term debt of $105 million, primarily from the issuance of commercial paper, partially offset by the repurchase of an aggregate of 1.9 million shares of our outstanding common stock for $87 million.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Operating activities	$5	$27
Investing activities	120	134
Financing activities	(102)	(121)

The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $170 million and $181 million in the first half of 2016 and 2015, respectively, partially offset by finance receivable originations of $86 million and $82 million, respectively.  Cash flows used in financing activities included payments on long-term and nonrecourse debt of $90 million in the first half of 2016, compared with $130 million of payments in the first half of 2015.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Operating activities	$(30)	$205
Investing activities	(298)	(135)
Financing activities	68	(93)

Cash flows from operating activities decreased $235 million during the first half of 2016, compared with the first half of 2015, primarily due to a change in working capital, largely the result of a decrease in customer deposits related to performance-based payments on certain military contracts.  In the first half of 2016, cash flows from operating activities included $60 million of cash proceeds from the settlements of corporate-owned life insurance policies.

Investing cash flows included cash used for capital expenditures of $207 million and $173 million and acquisitions of $179 million and $34 million in the first half of 2016 and 2015, respectively.

Total cash provided by financing activities in the first half of 2016 primarily included proceeds from long-term debt of $362 million, partially offset by share repurchases of $215 million and payments on long-term and nonrecourse debt of $90 million.  Cash flows from financing activities in the first half of 2015 primarily consisted of payments on long-term and nonrecourse debt of $130 million and share repurchases of $87 million, partially offset by an increase in short-term debt of $105 million.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Reclassification adjustments from investing activities:
Cash received from customers	$134	$135
Finance receivable originations for Manufacturing group inventory sales	(86)	(82)
Other	(13)	9
Total reclassification adjustments from investing activities	35	62
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(29)	—
Total reclassification adjustments to operating activities	$6	$62

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

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Gross favorable	$19	$40	$53	$73
Gross unfavorable	(9)	(4)	(14)	(19)
Net adjustments	$10	$36	$39	$54

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended July 2, 2016. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2015 Annual Report on Form 10-K.

Item 4.      CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 2, 2016. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of July 2, 2016.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

As previously reported, on October 7, 2014, the Federal Aviation Administration (FAA) of the U.S. Department of Transportation (DOT) issued a Notice of Proposed Civil Penalty to McCauley Propeller Systems, a Division of Cessna Aircraft Company (Cessna), for alleged violations of DOT’s hazardous materials shipment regulations in connection with the shipment of resin product by air from McCauley’s Columbus, GA facility.  Cessna and the FAA have reached agreement on settlement of the matter which will require Cessna to pay a $190,000 penalty.

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

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 28, 2016	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.