Form 10-Q
period 2016-10-01
TEXTRON INC
filed 2016-10-27
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

As of October 14, 2016, there were 270,208,112 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended October 1, 2016

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues
Manufacturing revenues	$3,231	$3,163	$9,903	$9,437
Finance revenues	20	17	60	63
Total revenues	3,251	3,180	9,963	9,500
Costs, expenses and other
Cost of sales	2,661	2,584	8,185	7,728
Selling and administrative expense	323	303	949	969
Interest expense	45	41	132	126
Special charges	115	—	115	—
Total costs, expenses and other	3,144	2,928	9,381	8,823
Income from continuing operations before income taxes	107	252	582	677
Income tax benefit (expense)	192	(76)	46	(204)
Income from continuing operations	299	176	628	473
Income (loss) from discontinued operations, net of income taxes*	122	—	120	(2)
Net income	$421	$176	$748	$471
Basic earnings per share
Continuing operations	$1.11	$0.64	$2.32	$1.71
Discontinued operations	0.45	—	0.44	(0.01)
Basic earnings per share	$1.56	$0.64	$2.76	$1.70
Diluted earnings per share
Continuing operations	$1.10	$0.63	$2.31	$1.69
Discontinued operations	0.45	—	0.44	(0.01)
Diluted earnings per share	$1.55	$0.63	$2.75	$1.68
Dividends per share
Common stock	$0.02	$0.02	$0.06	$0.06

*Income from discontinued operations, net of income taxes for the three and nine months ended October 1, 2016 primarily includes the settlement of a U.S. federal income tax audit.  See Note 13 for additional information.

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$421	$176	$748	$471
Other comprehensive income, net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	16	22	52	133
Deferred gains (losses) on hedge contracts, net of reclassifications	(2)	(1)	23	(9)
Foreign currency translation adjustments	4	1	8	(45)
Other comprehensive income	18	22	83	79
Comprehensive income	$439	$198	$831	$550

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	October 1, 2016	January 2, 2016
Assets
Manufacturing group
Cash and equivalents	$589	$946
Accounts receivable, net	1,139	1,047
Inventories	4,791	4,144
Other current assets	348	341
Total current assets	6,867	6,478
Property, plant and equipment, less accumulated depreciation and amortization of $4,107 and $3,915	2,568	2,492
Goodwill	2,121	2,023
Other assets	2,318	2,399
Total Manufacturing group assets	13,874	13,392
Finance group
Cash and equivalents	150	59
Finance receivables, net	969	1,087
Other assets	174	170
Total Finance group assets	1,293	1,316
Total assets	$15,167	$14,708
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$126	$262
Accounts payable	1,216	1,063
Accrued liabilities	2,278	2,467
Total current liabilities	3,620	3,792
Other liabilities	1,987	2,376
Long-term debt	2,777	2,435
Total Manufacturing group liabilities	8,384	8,603
Finance group
Other liabilities	213	228
Debt	919	913
Total Finance group liabilities	1,132	1,141
Total liabilities	9,516	9,744
Shareholders’ equity
Common stock	36	36
Capital surplus	1,674	1,587
Treasury stock	(774)	(559)
Retained earnings	6,030	5,298
Accumulated other comprehensive loss	(1,315)	(1,398)
Total shareholders’ equity	5,651	4,964
Total liabilities and shareholders’ equity	$15,167	$14,708
Common shares outstanding (in thousands)	270,134	274,228

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended October 1, 2016 and October 3, 2015, respectively

	Consolidated
(In millions)	2016	2015
Cash flows from operating activities
Net income	$748	$471
Less: Income (loss) from discontinued operations	120	(2)
Income from continuing operations	628	473
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	331	332
Asset impairments	36	—
Deferred income taxes	30	(11)
Other, net	76	78
Changes in assets and liabilities:
Accounts receivable, net	(92)	(122)
Inventories	(637)	(654)
Other assets	56	6
Accounts payable	146	156
Accrued and other liabilities	(290)	(18)
Income taxes, net	(216)	64
Pension, net	21	61
Captive finance receivables, net	54	58
Other operating activities, net	2	(4)
Net cash provided by operating activities of continuing operations	145	419
Net cash used in operating activities of discontinued operations	(2)	(4)
Net cash provided by operating activities	143	415
Cash flows from investing activities
Capital expenditures	(306)	(286)
Net cash used in acquisitions	(179)	(81)
Finance receivables repaid	40	66
Other investing activities, net	53	31
Net cash used in investing activities	(392)	(270)
Cash flows from financing activities
Proceeds from long-term debt	520	55
Increase in short-term debt	110	—
Principal payments on long-term debt and nonrecourse debt	(433)	(196)
Purchases of Textron common stock	(215)	(211)
Dividends paid	(16)	(17)
Other financing activities, net	20	25
Net cash used in financing activities	(14)	(344)
Effect of exchange rate changes on cash and equivalents	(3)	(9)
Net decrease in cash and equivalents	(266)	(208)
Cash and equivalents at beginning of period	1,005	822
Cash and equivalents at end of period	$739	$614

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Nine Months Ended October 1, 2016 and October 3, 2015, respectively

	Manufacturing Group		Finance Group
(In millions)	2016	2015	2016	2015
Cash flows from operating activities
Net income	$733	$458	$15	$13
Less: Income (loss) from discontinued operations	120	(2)	—	—
Income from continuing operations	613	460	15	13
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	322	324	9	8
Asset impairments	36	—	—	—
Deferred income taxes	35	(3)	(5)	(8)
Other, net	74	74	2	4
Changes in assets and liabilities:
Accounts receivable, net	(92)	(122)	—	—
Inventories	(639)	(661)	—	—
Other assets	85	(6)	(3)	12
Accounts payable	146	156	—	—
Accrued and other liabilities	(283)	(10)	(7)	(8)
Income taxes, net	(212)	58	(4)	6
Pension, net	21	61	—	—
Dividends received from Finance group	29	20	—	—
Other operating activities, net	2	(4)	—	—
Net cash provided by operating activities of continuing operations	137	347	7	27
Net cash used in operating activities of discontinued operations	(2)	(4)	—	—
Net cash provided by operating activities	135	343	7	27
Cash flows from investing activities
Capital expenditures	(306)	(286)	—	—
Net cash used in acquisitions	(179)	(81)	—	—
Finance receivables repaid	—	—	220	269
Finance receivables originated	—	—	(126)	(145)
Other investing activities, net	5	2	24	36
Net cash provided by (used in) investing activities	(480)	(365)	118	160
Cash flows from financing activities
Proceeds from long-term debt	345	—	175	55
Increase in short-term debt	110	—	—	—
Principal payments on long-term debt and nonrecourse debt	(253)	—	(180)	(196)
Purchases of Textron common stock	(215)	(211)	—	—
Dividends paid	(16)	(17)	(29)	(20)
Other financing activities, net	20	25	—	—
Net cash used in financing activities	(9)	(203)	(34)	(161)
Effect of exchange rate changes on cash and equivalents	(3)	(9)	—	—
Net increase (decrease) in cash and equivalents	(357)	(234)	91	26
Cash and equivalents at beginning of period	946	731	59	91
Cash and equivalents at end of period	$589	$497	$150	$117

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

During 2016 and 2015, we changed our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates increased income from continuing operations before income taxes in the third quarter of 2016 and 2015 by $18 million and $14 million, respectively, ($11 million and $9 million after tax, or $0.04 and $0.03 per diluted share, respectively).  For the third quarter of 2016 and 2015, the gross favorable program profit adjustments totaled $21 million and $20 million, respectively, and the gross unfavorable program profit adjustments totaled $3 million and $6 million, respectively.

The changes in estimates increased income from continuing operations before income taxes in the first nine months of 2016 and 2015 by $57 million and $68 million, respectively, ($36 million and $43 million after tax, or $0.13 and $0.15 per diluted share, respectively).  For the first nine months of 2016 and 2015, the gross favorable program profit adjustments totaled $74 million and $93 million, respectively, and the gross unfavorable program profit adjustments totaled $17 million and $25 million, respectively.

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

Note 2.  Business Acquisitions

In the first nine months of 2016, we paid $179 million in cash and assumed debt of $19 million to acquire five businesses, net of cash acquired and holdbacks.  Our acquisition of Able Engineering and Component Services, Inc. and Able Aerospace, Inc. (Able) in the first quarter represented the largest of these businesses and is included in the Textron Aviation segment.  Able is an industry-leading repair and overhaul business that provides component repairs, component exchanges and replacement parts, among other support and service offerings for commercial rotorcraft and fixed-wing aircraft customers around the world.  We are in the process of allocating the purchase price and valuing the acquired assets and liabilities for these acquisitions.  Based on the preliminary allocation of the aggregate purchase price for these acquisitions, $97 million has been allocated to goodwill, related to expected synergies and the value of the existing workforce, and $62 million to intangible assets.  Of the recorded goodwill, approximately $43 million is deductible for tax purposes.  The intangible assets are primarily related to customer relationships and technologies, which will be amortized over 10 to 18 years.  The operating results of these acquisitions have been included in the Consolidated Statements of Operations since their respective closing dates.

Note 3.  Special Charges

Special charges recorded in the third quarter of 2016 are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Total
Textron Systems	$13	$33	$13	$59
Textron Aviation	34	1	—	35
Industrial	11	2	—	13
Bell	8	—	—	8
	$66	$36	$13	$115

Our Board of Directors approved a plan in the third quarter of 2016 to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron.  The plan provides for Textron Systems to discontinue production of its sensor-fuzed weapon product, which will generate headcount reductions, facility consolidations and asset impairments within its Weapons and Sensors operating unit. Historically, sensor-fuzed weapon sales have relied on foreign military and direct commercial international customers for which both executive branch and congressional approval is required. The current political environment has made it difficult to obtain these approvals. Within our Industrial segment, the plan provides for the combination of our Jacobsen business with the Textron Specialized Vehicles businesses, resulting in the consolidation of certain facilities and general and administrative functions and related headcount reductions.  As a result of ongoing evaluations, we subsequently decided to take additional restructuring actions, principally headcount reductions, in our Textron Aviation segment, as well as other businesses.  The total headcount reduction related to restructuring activities is expected to be approximately 1,700 positions, representing approximately 5% of our workforce.

We expect to incur additional pre-tax charges under this plan of approximately $25 million to $55 million, primarily related to contract termination, severance, facility consolidation and relocation costs. The remaining charges are expected to primarily be in the Industrial and Textron Systems segments.  We anticipate the plan to be substantially completed by March 2017.

An analysis of our restructuring reserve activity under this plan is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Provision	$66	$13	$79
Cash paid	(2)	—	(2)
End of period	$64	$13	$77

Total expected cash outlays for restructuring activities are estimated to be in the range of $100 million to $120 million, approximately half of which is expected to be expended in 2016 and the remainder in 2017.  Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

Note 4.  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Pension Benefits
Service cost	$25	$27	$74	$86
Interest cost	84	82	254	245
Expected return on plan assets	(123)	(121)	(368)	(363)
Amortization of prior service cost	4	4	11	12
Amortization of net actuarial loss	26	35	78	113
Curtailment and other charges	—	—	—	6
Net periodic benefit cost	$16	$27	$49	$99
Postretirement Benefits Other Than Pensions
Service cost	$1	$1	$2	$3
Interest cost	4	4	12	12
Amortization of prior service credit	(6)	(6)	(17)	(18)
Amortization of net actuarial loss	—	1	—	1
Net periodic benefit credit	$(1)	$—	$(3)	$(2)

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Basic weighted-average shares outstanding	270,560	276,334	270,703	277,317
Dilutive effect of stock options	1,539	1,705	1,348	2,083
Diluted weighted-average shares outstanding	272,099	278,039	272,051	279,400

Stock options to purchase 4 million shares of common stock are excluded from the calculation of diluted weighted average shares outstanding for both the three and nine months ended October 1, 2016, as their effect would have been anti-dilutive. Stock options to purchase 4 million and 2 million shares of common stock are excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended October 3, 2015, respectively, as their effect would have been anti-dilutive.

Note 6.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	October 1, 2016	January 2, 2016
Commercial	$915	$841
U.S. Government contracts	255	239
	1,170	1,080
Allowance for doubtful accounts	(31)	(33)
Total	$1,139	$1,047

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $179 million at October 1, 2016 and $135 million at January 2, 2016.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	October 1, 2016	January 2, 2016
Finance receivables*	$1,013	$1,135
Allowance for losses	(44)	(48)
Total finance receivables, net	$969	$1,087

* Includes finance receivables held for sale of $30 million at both October 1, 2016 and January 2, 2016.

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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(In millions)	October 1, 2016	January 2, 2016
Performing	$807	$891
Watchlist	86	130
Nonaccrual	90	84
Nonaccrual as a percentage of finance receivables	9.16%	7.60%
Less than 31 days past due	$817	$950
31-60 days past due	81	86
61-90 days past due	45	42
Over 90 days past due	40	27
60 + days contractual delinquency as a percentage of finance receivables	8.65%	6.24%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  Interest income recognized on impaired loans was not significant in the first nine months of 2016 or 2015.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	October 1, 2016	January 2, 2016
Recorded investment:
Impaired loans with related allowance for losses	$54	$62
Impaired loans with no related allowance for losses	45	42
Total	$99	$104
Unpaid principal balance	$104	$113
Allowance for losses on impaired loans	13	17
Average recorded investment	96	102

A summary of the allowance for losses on finance receivables, based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table specifically exclude leveraged leases in accordance with U.S. generally accepted accounting principles.

(In millions)	October 1, 2016	January 2, 2016
Allowance based on collective evaluation	$31	$31
Allowance based on individual evaluation	13	17
Finance receivables evaluated collectively	$786	$883
Finance receivables evaluated individually	99	104

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

A rollforward of the allowance for losses on finance receivables is provided below:

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Beginning of period	$48	$51
Provision for losses	(1)	(4)
Charge-offs	(11)	(8)
Recoveries	8	10
End of period	$44	$49

Note 7.  Inventories

Inventories are composed of the following:

(In millions)	October 1, 2016	January 2, 2016
Finished goods	$2,076	$1,735
Work in process	2,958	2,921
Raw materials and components	701	605
	5,735	5,261
Progress/milestone payments	(944)	(1,117)
Total	$4,791	$4,144

Note 8.  Warranty Liability

Changes in our warranty liability are as follows:

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Beginning of period	$143	$148
Provision	58	47
Settlements	(59)	(52)
Adjustments*	(10)	(3)
End of period	$132	$140

* Adjustments include changes to prior year estimates, new issues on prior year sales, acquisitions and currency translation adjustments.

Note 9.  Debt

On September 30, 2016, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. This facility expires in September 2021 and replaced the existing 5-year facility, which had no outstanding borrowings, and was scheduled to expire in October 2018.  At October 1, 2016, there were no amounts borrowed against the new facility.

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At October 1, 2016 and January 2, 2016, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $687 million and $706 million, respectively.  At October 1, 2016, the fair value amounts of our foreign currency exchange contracts were a $5 million asset and an $11 million liability. At January 2, 2016, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and a $28 million liability.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended October 1, 2016 and January 2, 2016, the Finance group’s impaired nonaccrual finance receivables of $41 million and $45 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides.  Fair value measurements recorded on impaired finance receivables were not significant for both the three and nine months ended October 1, 2016 and October 3, 2015.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	October 1, 2016		January 2, 2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Long-term debt, excluding leases	$(2,701)	$(2,905)	$(2,628)	$(2,744)
Finance group
Finance receivables, excluding leases	757	778	863	820
Debt	(919)	(851)	(913)	(840)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions (Level 2).  At both October 1, 2016 and January 2, 2016, approximately 75% of the fair value of term debt for the Finance group was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2).  Fair value estimates for finance receivables were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 11.  Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Deferred Gains (Losses) on Hedge Contracts	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
For the nine months ended October 1, 2016
Beginning of the period	$(1,327)	$(24)	$(47)	$(1,398)
Other comprehensive income before reclassifications	5	11	8	24
Reclassified from Accumulated other comprehensive loss	47	12	—	59
Other comprehensive income	52	23	8	83
End of the period	$(1,275)	$(1)	$(39)	$(1,315)
For the nine months ended October 3, 2015
Beginning of the period	$(1,511)	$(13)	$18	$(1,506)
Other comprehensive income (loss) before reclassifications	62	(22)	(45)	(5)
Reclassified from Accumulated other comprehensive loss	71	13	—	84
Other comprehensive income (loss)	133	(9)	(45)	79
End of the period	$(1,378)	$(22)	$(27)	$(1,427)

The before and after-tax components of other comprehensive income are presented below:

	October 1, 2016			October 3, 2015
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$26	$(9)	$17	$36	$(12)	$24
Amortization of prior service credit	(2)	1	(1)	(2)	—	(2)
Pension and postretirement benefits adjustments, net	24	(8)	16	34	(12)	22
Deferred losses on hedge contracts:
Current deferrals	(3)	—	(3)	(10)	2	(8)
Reclassification adjustments	1	—	1	9	(2)	7
Deferred losses on hedge contracts, net	(2)	—	(2)	(1)	—	(1)
Foreign currency translation adjustments	13	(9)	4	4	(3)	1
Total	$35	$(17)	$18	$37	$(15)	$22
Nine Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$78	$(28)	$50	$114	$(40)	$74
Amortization of prior service credit*	(6)	3	(3)	(4)	1	(3)
Unrealized gains	7	(2)	5	98	(36)	62
Pension and postretirement benefits adjustments, net	79	(27)	52	208	(75)	133
Deferred gains (losses) on hedge contracts:
Current deferrals	17	(6)	11	(28)	6	(22)
Reclassification adjustments	16	(4)	12	18	(5)	13
Deferred gains (losses) on hedge contracts, net	33	(10)	23	(10)	1	(9)
Foreign currency translation adjustments	24	(16)	8	(39)	(6)	(45)
Total	$136	$(53)	$83	$159	$(80)	$79

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

Note 13.  Income Taxes

We recognized an income tax benefit of $192 million in the third quarter of 2016 and $46 million in the first nine months of 2016, largely related to a settlement with the U.S. Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years, which resulted in a $206 million benefit recognized in continuing operations.  We also recognized a $113 million benefit in discontinued operations related to the settlement.  U.S. federal income tax audits have now been settled for all years prior to 2009. Our reserve for unrecognized tax benefits and accrued interest decreased to $183 million and $6 million, respectively, at October 1, 2016, primarily due to the settlement.

In addition to the benefit of $206 million noted above, the effective tax rate for the third quarter of 2016 was favorably impacted by $9 million in higher qualified research and development expenses and $7 million from a change in the mix of our earnings from U.S. to non-U.S., which includes jurisdictions with lower tax rates than the U.S. federal statutory rate. Our U.S. earnings declined primarily due to the impact of restructuring activities as discussed in Note 3.

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues
Textron Aviation	$1,198	$1,159	$3,485	$3,334
Bell	734	756	2,352	2,419
Textron Systems	413	420	1,224	1,057
Industrial	886	828	2,842	2,627
Finance	20	17	60	63
Total revenues	$3,251	$3,180	$9,963	$9,500
Segment Profit
Textron Aviation	$100	$107	$254	$262
Bell	97	99	260	276
Textron Systems	44	39	133	88
Industrial	66	61	256	229
Finance	3	6	15	22
Segment profit	310	312	918	877
Corporate expenses and other, net	(53)	(27)	(116)	(102)
Interest expense, net for Manufacturing group	(35)	(33)	(105)	(98)
Special charges	(115)	—	(115)	—
Income from continuing operations before income taxes	$107	$252	$582	$677

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 1, 2016	October 3, 2015	% Change	October 1, 2016	October 3, 2015	% Change
Revenues	$3,251	$3,180	2%	$9,963	$9,500	5%
Operating expenses	2,984	2,887	3%	9,134	8,697	5%
Cost of sales	2,661	2,584	3%	8,185	7,728	6%
Selling and administrative expense	323	303	7%	949	969	(2)%
Gross margin percentage of Manufacturing revenues	17.6%	18.3%		17.3%	18.1%

An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 19 to 23.

Revenues

Revenues increased $71 million, 2%, in the third quarter of 2016, compared with the third quarter of 2015, largely driven by increases in the Industrial and Textron Aviation segments, partially offset by lower revenues at the Bell and Textron Systems segments.  The net revenue increase included the following factors:

•                 Higher Industrial revenues of $58 million, primarily due to the impact from acquired businesses of $42 million and higher volume of $21 million, largely in the Fuel Systems and Functional Components product line.

•                 Higher Textron Aviation revenues of $39 million, primarily due to the impact from an acquired business of $18 million and higher volume and mix of $17 million, largely due to higher pre-owned aircraft volume.

•                 Lower Bell revenues of $22 million, primarily due to a decrease in commercial revenues of $108 million, largely reflecting lower aircraft deliveries. This decrease was partially offset by an increase in V-22 program revenues of $45 million, primarily reflecting higher aircraft deliveries, and an increase in other military revenues of $41 million, primarily reflecting higher H-1 program revenues.

•                 Lower Textron Systems revenues of $7 million, as higher volume of $25 million in the Marine and Land Systems product line and $19 million in the Simulation, Training and Other product line was more than offset by lower volume of $60 million in the Weapons and Sensors product line.

Revenues increased $463 million, 5%, in the first nine months of 2016, compared with the first nine months of 2015, largely driven by increases in the Industrial, Textron Systems and Textron Aviation segments, partially offset by lower revenues at the Bell segment.  The net revenue increase included the following factors:

•                 Higher Industrial revenues of $215 million, primarily due to higher volume of $132 million, largely in the Fuel Systems and Functional Components product line, and the impact from acquired businesses of $114 million.

•                 Higher Textron Systems revenues of $167 million, primarily due to higher volume of $81 million in the Unmanned Systems product line, $34 million in the Simulation, Training and Other product line and $27 million in the Marine and Land Systems product line.

•                 Higher Textron Aviation revenues of $151 million, primarily due to higher volume and mix of $101 million, largely the result of higher Citation jet volume of $153 million, partially offset by lower turboprop volume.

•                 Lower Bell revenues of $67 million, primarily due to a decrease in commercial revenues of $196 million, largely reflecting lower aircraft deliveries.  This decrease was partially offset by an increase in other military revenues of $86 million, primarily due to higher H-1 program revenues, and an increase in V-22 program revenues of $43 million, primarily reflecting higher aircraft deliveries.

Cost of Sales and Selling and Administrative Expense

Manufacturing cost of sales and selling and administrative expense together comprise our operating expenses. Cost of sales increased $77 million, 3%, in the third quarter of 2016, compared with the third quarter of 2015, largely due to an increase from acquired businesses and higher volume at the Textron Aviation and Industrial segments.  In the third quarter of 2016, the decrease in gross margin percentage was largely driven by an unfavorable impact from the mix of products sold at Textron Aviation.

Cost of sales increased $457 million, 6%, in the first nine months of 2016, compared with the first nine months of 2015, largely due to higher volume at the Textron Systems, Industrial and Textron Aviation segments, and an increase from acquired businesses.  In the first nine months of 2016, the decrease in gross margin percentage was largely driven by an unfavorable impact from the mix of products sold at Textron Aviation.

Selling and administrative expense increased $20 million, 7%, in the third quarter of 2016 and decreased $20 million, 2%, in the first nine months of 2016, compared with the corresponding periods of 2015.   The 7% increase in the third quarter of 2016 was largely due to higher share-based compensation expense.

Special Charges

Special charges recorded in the third quarter of 2016 are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Total
Textron Systems	$13	$33	$13	$59
Textron Aviation	34	1	—	35
Industrial	11	2	—	13
Bell	8	—	—	8
	$66	$36	$13	$115

Our Board of Directors approved a plan in the third quarter of 2016 to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron.  The plan provides for Textron Systems to discontinue production of its sensor-fuzed weapon product, which will generate headcount reductions, facility consolidations and asset impairments within its Weapons and Sensors operating unit. Historically, sensor-fuzed weapon sales have relied on foreign military and direct commercial international customers for which both executive branch and congressional approval is required. The current political environment has made it difficult to obtain these approvals. Within our Industrial segment, the plan provides for the combination of our Jacobsen business with the Textron Specialized Vehicles businesses, resulting in the consolidation of certain facilities and general and administrative functions and related headcount reductions.  As a result of ongoing evaluations, we subsequently decided to take additional restructuring actions, principally headcount reductions, in our Textron Aviation segment, as well as other businesses.  The total headcount reduction related to restructuring activities is expected to be approximately 1,700 positions, representing approximately 5% of our workforce.

We expect to incur additional pre-tax charges under this plan of approximately $25 million to $55 million, primarily related to contract termination, severance, facility consolidation and relocation costs. The remaining charges are expected to primarily be in the Industrial and Textron Systems segments.  We anticipate the plan to be substantially completed by March 2017.  Expected cash outlays for these activities are estimated to be in the range of $100 million to $120 million, approximately half of which is expected to be expended in 2016 and the remainder in 2017.

Income Taxes

We recognized an income tax benefit of $192 million in the third quarter of 2016 and $46 million in the first nine months of 2016, largely related to a settlement with the U.S. Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years, which resulted in a $206 million benefit recognized in continuing operations.  We also recognized a $113 million benefit in discontinued operations related to the settlement.  In addition to the benefit of $206 million, the effective tax rate for the third quarter of 2016 was favorably impacted by $9 million in higher qualified research and development expenses and $7 million from a change in the mix of our earnings from U.S. to non-U.S., which includes jurisdictions with lower tax rates than the U.S. federal statutory rate. Our U.S. earnings declined primarily due to the impact of restructuring activities as discussed above.

Backlog

(In millions)	October 1, 2016	January 2, 2016
Bell	$4,944	$5,224
Textron Systems	2,208	2,328
Textron Aviation	1,114	1,074
Total backlog	$8,266	$8,626

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

Textron Aviation

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues	$1,198	$1,159	$3,485	$3,334
Operating expenses	1,098	1,052	3,231	3,072
Segment profit	100	107	254	262
Profit margin	8.3%	9.2%	7.3%	7.9%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q3 2016 versus Q3 2015	YTD 2016 versus YTD 2015
Volume and mix	$17	$101
Acquisitions	18	51
Other	4	(1)
Total change	$39	$151

In the third quarter of 2016, Textron Aviation’s revenues increased $39 million, 3%, compared with the third quarter of 2015, primarily due to the impact from an acquisition of a repair and overhaul business in the first quarter of 2016 and higher volume and mix of $17 million, largely due to higher pre-owned aircraft volume. We delivered 41 Citation jets and 29 King Air turboprops in the third quarter of 2016, compared with 37 Citation jets and 29 King Air turboprops in the third quarter of 2015.  The portion of the segment’s revenues derived from aftermarket sales and services represented 30% of its total revenues in both the third quarter of 2016 and 2015.

In the first nine months of 2016, Textron Aviation’s revenues increased $151 million, 5%, compared with the first nine months of 2015, primarily due to higher volume and mix of $101 million and the impact from the acquisition.  The increase in volume and mix is primarily due to higher Citation jet volume of $153 million, partially offset by lower turboprop volume.  We delivered 120 Citation jets and 78 King Air turboprops in the first nine months of 2016, compared with 106 Citation jets and 84 King Air turboprops in the first nine months of 2015.  The portion of the segment’s revenues derived from aftermarket sales and services represented 33% of its total revenues in the first nine months of 2016, compared with 32% in the first nine months of 2015.

Textron Aviation’s operating expenses increased $46 million, 4%, and $159 million, 5%, in the third quarter and first nine months of 2016, respectively, compared with the corresponding periods of 2015, largely due to higher volume as described above and additional operating expenses resulting from the acquisition.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q3 2016 versus Q3 2015	YTD 2016 versus YTD 2015
Performance	$16	$19
Inflation, net of pricing	(8)	(15)
Volume and mix	(15)	(12)
Total change	$(7)	$(8)

Segment profit at Textron Aviation decreased $7 million, 7%, in the third quarter of 2016, compared with the third quarter of 2015, primarily as a result of the mix of products sold.  Segment profit was also impacted by favorable performance of $16 million, largely attributable to lower research and development costs.

Segment profit at Textron Aviation decreased $8 million, 3%, in the first nine months of 2016, compared with the first nine months of 2015, primarily due to the mix of products sold.

Bell

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues:
V-22 program	$280	$235	$871	$828
Other military	213	172	683	597
Commercial	241	349	798	994
Total revenues	734	756	2,352	2,419
Operating expenses	637	657	2,092	2,143
Segment profit	97	99	260	276
Profit margin	13.2%	13.1%	11.1%	11.4%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q3 2016 versus Q3 2015	YTD 2016 versus YTD 2015
Volume and mix	$(27)	$(74)
Other	5	7
Total change	$(22)	$(67)

Bell’s revenues decreased $22 million, 3%, in the third quarter of 2016, compared with the third quarter of 2015, primarily due to the following factors:

•                 $108 million decrease in commercial revenues, primarily due to lower aircraft deliveries.  Bell delivered 25 commercial aircraft in the third quarter of 2016, compared with 45 aircraft in the third quarter of 2015.

•                 $45 million increase in V-22 program revenues, primarily reflecting higher aircraft deliveries.  Bell delivered 6 V-22 aircraft in the third quarter of 2016, compared with 4 V-22 aircraft in the third quarter of 2015.

•                 $41 million increase in other military revenues, primarily reflecting higher H-1 program revenues.  Bell delivered 8 H-1 aircraft in the third quarter of 2016, compared with 5 H-1 aircraft in the third quarter of 2015.

Bell’s revenues decreased $67 million, 3%, in the first nine months of 2016, compared with the first nine months of 2015, primarily due to the following factors:

•                 $196 million decrease in commercial revenues, primarily due to lower aircraft deliveries.  Bell delivered 79 commercial aircraft in the first nine months of 2016, compared with 119 aircraft in the first nine months of 2015.

•                 $86 million increase in other military revenues, primarily reflecting higher H-1 program revenues.  Bell delivered 27 H-1 aircraft in the first nine months of 2016, compared with 15 H-1 aircraft in the first nine months of 2015.

•                 $43 million increase in V-22 program revenues, primarily reflecting higher aircraft deliveries.  Bell delivered 18 V-22 aircraft in the first nine months of 2016, compared with 16 V-22 aircraft in the first nine months of 2015.

Bell’s operating expenses decreased $20 million, 3%, and $51 million, 2%, in the third quarter and first nine months of 2016, respectively, compared with the corresponding periods of 2015, primarily due to lower net sales volume as described above.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q3 2016 versus Q3 2015	YTD 2016 versus YTD 2015
Volume and mix	$(12)	$(33)
Performance and other	10	17
Total change	$(2)	$(16)

Bell’s segment profit decreased $2 million, 2%, and $16 million, 6%, in the third quarter and first nine months of 2016, respectively, compared with the corresponding periods of 2015.  The unfavorable impact from volume and mix was primarily due to lower commercial aircraft deliveries, while the favorable performance was largely the result of lower research and development costs.

Textron Systems

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues	$413	$420	$1,224	$1,057
Operating expenses	369	381	1,091	969
Segment profit	44	39	133	88
Profit margin	10.7%	9.3%	10.9%	8.3%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q3 2016 versus Q3 2015	YTD 2016 versus YTD 2015
Volume	$(19)	$142
Acquisitions	10	22
Other	2	3
Total change	$(7)	$167

Revenues at Textron Systems decreased $7 million, 2%, in the third quarter of 2016, compared with the third quarter of 2015, as higher volume of $25 million in the Marine and Land Systems product line and $19 million in the Simulation, Training and Other product line was more than offset by lower volume of $60 million in the Weapons and Sensors product line.

Revenues at Textron Systems increased $167 million, 16%, in the first nine months of 2016, compared with the first nine months of 2015, primarily due to higher volume of $81 million in the Unmanned Systems product line, $34 million in the Simulation, Training and Other product line and $27 million in the Marine and Land Systems product line.

Textron Systems’ operating expenses decreased $12 million, 3%, in the third quarter of 2016, compared with the third quarter of 2015, primarily due to improved cost performance.

Textron Systems’ operating expenses increased $122 million, 13%, in the first nine months of 2016, compared with the first nine months of 2015, primarily due to higher volume as described above.

As discussed in the Special Charges section above, in the third quarter of 2016, a restructuring plan was approved by our Board of Directors.  The restructuring plan provides for Textron Systems to discontinue production of sensor-fuzed weapons product within the Weapons and Sensors product line.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q3 2016 versus Q3 2015	YTD 2016 versus YTD 2015
Performance	$14	$23
Volume and mix	(9)	22
Total change	$5	$45

Textron Systems’ segment profit increased $5 million, 13%, in the third quarter of 2016, compared with the third quarter of 2015, primarily due to improved cost performance, partially offset by lower net volume as described above.

Textron Systems’ segment profit increased $45 million, 51%, in first nine months of 2016, compared with the first nine months of 2015, primarily due to improved cost performance and higher volume as described above.

Industrial

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues:
Fuel Systems and Functional Components	$533	$485	$1,705	$1,524
Other Industrial	353	343	1,137	1,103
Total revenues	886	828	2,842	2,627
Operating expenses	820	767	2,586	2,398
Segment profit	66	61	256	229
Profit margin	7.4%	7.4%	9.0%	8.7%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q3 2016 versus Q3 2015	YTD 2016 versus YTD 2015
Volume	$21	$132
Acquisitions	42	114
Foreign exchange	(4)	(26)
Other	(1)	(5)
Total change	$58	$215

Industrial segment revenues increased $58 million, 7%, in the third quarter of 2016, compared with the third quarter of 2015, primarily due to the impact from acquired businesses of $42 million and higher volume of $21 million.  Higher volume was primarily related to the Fuel Systems and Functional Components product line, largely reflecting automotive industry demand in Asia and Europe.

Industrial segment revenues increased $215 million, 8%, in the first nine months of 2016, compared with the first nine months of 2015, primarily due to higher volume of $132 million and the impact from acquired businesses of $114 million.  Higher volume was primarily related to the Fuel Systems and Functional Components product line, largely reflecting automotive industry demand in Europe.

Operating expenses for the Industrial segment increased $53 million, 7%, and $188 million, 8%, in the third quarter and first nine months of 2016, respectively, compared with the corresponding periods of 2015, primarily due to the impact from higher volume as described above and additional operating expenses from acquired businesses.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q3 2016 versus Q3 2015	YTD 2016 versus YTD 2015
Performance	$4	$13
Volume	(2)	12
Inflation, net of pricing	4	12
Foreign exchange	(1)	(10)
Total change	$5	$27

Segment profit for the Industrial segment increased $5 million, 8%, in the third quarter of 2016, compared with the third quarter of 2015, largely due to improved performance, primarily in the Fuel Systems and Functional Components product line.

Segment profit for the Industrial segment increased $27 million, 12%, in the first nine months of 2016, compared with the first nine months of 2015, largely due to improved performance, primarily in the Fuel Systems and Functional Components product line, and the impact from higher volume as described above.

Finance

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues	$20	$17	$60	$63
Segment profit	3	6	15	22

Finance segment revenues increased $3 million in the third quarter of 2016 and decreased $3 million in the first nine months of 2016, compared with the corresponding periods of 2015.  Finance segment profit decreased $3 million in the third quarter of 2016, compared with the third quarter of 2015, primarily due to higher provision for loan losses.  Segment profit decreased $7 million in the first nine months of 2016, compared with the first nine months of 2015, primarily due to higher provision for loan losses and lower average finance receivables.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	October 1, 2016	January 2, 2016
Finance receivables*	$983	$1,105
Nonaccrual finance receivables	90	84
Ratio of nonaccrual finance receivables to finance receivables	9.16%	7.60%
60+ days contractual delinquency	$85	$69
60+ days contractual delinquency as a percentage of finance receivables	8.65%	6.24%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	October 1, 2016	January 2, 2016
Manufacturing group
Cash and equivalents	$589	$946
Debt	2,903	2,697
Shareholders’ equity	5,651	4,964
Capital (debt plus shareholders’ equity)	8,554	7,661
Net debt (net of cash and equivalents) to capital	29%	26%
Debt to capital	34%	35%
Finance group
Cash and equivalents	$150	$59
Debt	919	913

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

On September 30, 2016, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. This facility expires in September 2021 and replaced the existing 5-year facility, which had no outstanding borrowings, and was scheduled to expire in October 2018. At October 1, 2016, there were no amounts borrowed against the new facility.

We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.  In March 2016, we issued $350 million in 4.0% Notes due March 2026 under this registration statement.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Operating activities	$137	$347
Investing activities	(480)	(365)
Financing activities	(9)	(203)

Cash flows from operating activities decreased $210 million during the first nine months of 2016, compared with the first nine months of 2015, primarily due to a change in working capital, largely the result of a decrease in customer deposits related to performance-based payments on certain military contracts.  In the first nine months of 2016, cash flows from operating activities included $75 million of cash proceeds from the settlements of corporate-owned life insurance policies.

Cash flows used in investing activities included capital expenditures of $306 million and $286 million in the first nine months of 2016 and 2015, respectively.  Investing cash flows also reflected aggregate cash payments of $179 million for five business acquisitions in the first nine months of 2016, compared with payments of $81 million for acquisitions in the first nine months of 2015.

In the first nine months of 2016, financing cash flows included proceeds from long-term debt of $345 million and an increase in short-term debt of $110 million, primarily from the issuance of commercial paper.  These cash inflows were more than offset by the repayment of $253 million of long-term debt and $215 million in cash paid to repurchase an aggregate of 6.2 million shares of our outstanding common stock under a 2013 share repurchase authorization.  Financing activities in the first nine months of 2015 included the repurchase of an aggregate of 5.0 million shares of our outstanding common stock for $211 million.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Operating activities	$7	$27
Investing activities	118	160
Financing activities	(34)	(161)

The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $220 million and $269 million in the first nine months of 2016 and 2015, respectively, partially offset by finance receivable originations of $126 million and $145 million, respectively.

In the first nine months of 2016, cash flows used in financing activities included payments on long-term and nonrecourse debt of $180 million, which were mostly offset by proceeds from long-term debt of $175 million.  Cash flows used in financing activities in the first nine months of 2015 primarily included the repayment of $196 million of long-term and nonrecourse debt.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Operating activities	$145	$419
Investing activities	(392)	(270)
Financing activities	(14)	(344)

Cash flows from operating activities decreased $274 million during the first nine months of 2016, compared with the first nine months of 2015, primarily due to a change in working capital, largely the result of a decrease in customer deposits related to performance-based payments on certain military contracts.  In the first nine months of 2016, cash flows from operating activities included $75 million of cash proceeds from the settlements of corporate-owned life insurance policies.

Investing cash flows included cash used for capital expenditures of $306 million and $286 million and acquisitions of $179 million and $81 million in the first nine months of 2016 and 2015, respectively.

Total financing cash flows in the first nine months of 2016 primarily included proceeds from long-term debt of $520 million and an increase in short-term debt of $110 million, which were more than offset by the repayment of $433 million of long-term and nonrecourse debt and share repurchases of $215 million.  Cash flows from financing activities in the first nine months of 2015 primarily consisted of payments on long-term and nonrecourse debt of $196 million and share repurchases of $211 million.

Captive Financing and Other Intercompany Transactions

The Finance group finances retail purchases and leases for new and pre-owned aircraft and helicopters manufactured by our Manufacturing group, otherwise known as captive financing.  In the Consolidated Statements of Cash Flows, cash received from customers or from the sale of receivables, is reflected as operating activities when received from third parties.  However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group.  For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows.  Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow.  Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing.  These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated from the Consolidated Statements of Cash Flows.

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Reclassification adjustments from investing activities:
Cash received from customers	$180	$203
Finance receivable originations for Manufacturing group inventory sales	(126)	(145)
Other	(24)	7
Total reclassification adjustments from investing activities	30	65
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(29)	(20)
Total reclassification adjustments to operating activities	$1	$45

Critical Accounting Estimates

The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are disclosed on pages 31 through 33 in our 2015 Annual Report on Form 10-K. The following section provides an update of the year-end disclosure.

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

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Gross favorable	$21	$20	$74	$93
Gross unfavorable	(3)	(6)	(17)	(25)
Net adjustments	$18	$14	$57	$68

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

During the third quarter of 2016, we determined that sufficient indication existed to require performance of an interim goodwill impairment analysis of one of the reporting units within the Textron Systems segment.  That reporting unit includes certain businesses that have similar economic characteristics and includes the Weapons & Sensors operating unit. Historically, sensor-fuzed weapon sales for this operating unit have relied on foreign military and direct commercial international customers for which both executive branch and congressional approval is required.  The current political environment has made it difficult to obtain these approvals and we have not been able to obtain new contracts without such approvals.  As a result, in the third quarter of 2016, our Board of Directors approved a restructuring plan that included discontinuing production of the sensor-fuzed weapon product.  The exit from this product line will result in lower forecasted cash flows for the reporting unit going forward, which was an indicator that required an impairment analysis of the related long-lived assets and reporting unit’s goodwill.

We calculated the fair value of the reporting unit using discounted cash flows, which incorporated assumptions for short- and long-term revenue growth rates, operating margins and discount rates that represent our best estimates of current and forecasted market conditions, cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a business having similar risks and business characteristics to the reporting unit being assessed.  The revenue growth rates and operating margins used in our discounted cash flow analysis were based on our strategic plans and long-range planning forecasts, which were updated to reflect the impact of discontinuing the sensor-fuzed weapon product sales.  The long-term growth rate we used to determine the terminal value of the business was based on our assessment of its minimum expected terminal growth rate, as well as its past historical growth and broader economic considerations such as gross domestic product, inflation and the maturity of the markets we serve.  We utilized a discount rate that reflected a rate that is consistent with the implied rate of return that an independent investor or market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit.  Based on our analysis, fair value exceeded the carrying value of the reporting unit by approximately 25% and goodwill is not impaired at October 1, 2016.

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the fiscal quarter ended October 1, 2016. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2015 Annual Report on Form 10-K.

Item 4.      CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 1, 2016. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of October 1, 2016.

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

On February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against TFC, Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims. The Trustee also seeks trebled damages on all claims under Ohio law.  On November 9, 2012, the Court dismissed all claims against TFC.  The trustee appealed, and on August 23, 2016, the 6th Circuit Court of Appeals reversed the dismissal in part and remanded certain claims back to the trial court.  Textron intends to vigorously defend this lawsuit.

Item 5.      OTHER INFORMATION

On October 26, 2016, our Board of Directors elected Dr. Maria T. Zuber as a member of the Board effective November 1, 2016. Dr. Zuber will serve on the Board’s Nominating and Corporate Governance Committee and Organization and Compensation Committee.

Dr. Maria T. Zuber is the Vice President for Research and the E. A. Griswold Professor of Geophysics at the Massachusetts Institute of Technology where she has been a member of the faculty since 1995.  In her role as Vice President for Research, to which she was appointed in 2013, she has overall responsibility for research administration and policy at MIT, overseeing MIT Lincoln Laboratory and more than a dozen interdisciplinary research laboratories and centers, and plays a central role in research relationships with the federal government.  Previously, she served as the Head of the Department of Earth, Atmospheric and Planetary Sciences at MIT from 2003-2011.  Since 1990, she has held leadership roles associated with scientific experiments or instrumentation on nine NASA missions, notably serving as Principal Investigator for NASA’s Gravity Recovery and Interior Laboratory (GRAIL) mission, an effort to map the Moon’s gravitational field.  In 2013, President Obama appointed Dr. Zuber to the National Science Board, and, in May 2016, she was elected Board Chair.

Dr. Zuber will participate in our Director Compensation Program as described in Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, which is incorporated by reference herein.  Pursuant to such program, Dr. Zuber will be issued 2,000 restricted shares of our Common Stock.  Dr. Zuber also will enter into our standard Indemnity Agreement for non-employee directors, pursuant to which we will, subject to certain limitations, indemnify Dr. Zuber in connection with any claim arising in connection with her service as a Director and will advance and pay her expenses incurred in connection with such claims.

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

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 27, 2016	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.