Form 10-K
period 2016-12-31
TEXTRON INC
filed 2017-02-22
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ x ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer  [  ✓ ]                                           Accelerated filer  [      ]

Non-accelerated filer    [      ]                                           Smaller reporting company   [      ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No   ✓

The aggregate market value of the registrant’s Common Stock held by non-affiliates at July 2, 2016 was approximately $9.8 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.

At February 4, 2017, 270,086,401 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2017.

Textron Inc.

Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

PART I

Item 1. Business

Textron Inc. is a multi-industry company that leverages its global network of aircraft, defense, industrial and finance businesses to provide customers with innovative products and services around the world.  We have approximately 36,000 employees worldwide.  Textron Inc. was founded in 1923 and reincorporated in Delaware on July 31, 1967. Unless otherwise indicated, references to “Textron Inc.,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Textron Inc. and its consolidated subsidiaries.

We conduct our business through five operating segments: Textron Aviation, Bell, Textron Systems and Industrial, which represent our manufacturing businesses, and Finance, which represents our finance business.  A description of the business of each of our segments is set forth below.  Our business segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries.  Financial information by business segment and geographic area appears in Note 16 to the Consolidated Financial Statements on pages 66 through 68 of this Annual Report on Form 10-K. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 35 of this Annual Report on Form 10-K.  Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.

Textron Aviation Segment

Textron Aviation is a leader in general aviation. Textron Aviation manufactures, sells and services Beechcraft and Cessna aircraft, and services the Hawker brand of business jets. The segment has two principal product lines: aircraft sales and aftermarket.  Aircraft sales include business jets, turboprop aircraft, piston engine aircraft, and military trainer and defense aircraft.  Aftermarket includes commercial parts sales, and maintenance, inspection and repair services. Revenues in the Textron Aviation segment accounted for approximately 36%, 36% and 33% of our total revenues in 2016, 2015 and 2014, respectively.  Revenues for Textron Aviation’s principal lines of business were as follows:

(In millions)	2016	2015	2014
Aircraft sales	$3,412	$3,404	$3,182
Aftermarket	1,509	1,418	1,386
Total revenues	$4,921	$4,822	$4,568

The family of jets currently produced by Textron Aviation includes the Mustang, Citation M2, Citation CJ3+, Citation CJ4, Citation XLS+, Citation Latitude, Citation Sovereign+, and the Citation X+, the fastest civilian jet in the world.  In addition, Textron Aviation is developing the Citation Longitude, a super-midsize jet which achieved first flight in October 2016 and is expected to enter into service in 2017, and the Citation Hemisphere, a large-cabin jet for which first flight is targeted in 2019.

Textron Aviation’s turboprop aircraft include the Beechcraft King Air, which offers the King Air C90GTx, King Air 250, King Air 350ER and King Air 350i, and the Cessna Caravan, a utility turboprop.  In addition, Textron Aviation recently announced the Cessna Denali, a high-performance single engine turboprop aircraft, which is targeted to achieve its first flight in 2018.  Textron Aviation also offers the T-6 trainer, which is used to train pilots of more than 20 countries, and the AT-6 light attack military aircraft.

Textron Aviation’s piston engine aircraft include the Beechcraft Baron and Bonanza, and the Cessna Skyhawk, Skylane, Turbo Stationair and the high performance TTx.

The Scorpion was added to the Textron Aviation product line and will be included in this segment’s results beginning January 1, 2017. The Scorpion represents a highly affordable, multi-mission aircraft offering diverse capabilities including intelligence, surveillance and reconnaissance, humanitarian assistance, disaster relief, advanced training and precision strike, designed primarily for the tactical military jet aviation market.  The Scorpion has completed more than 800 flight hours, and the first flight of a production conforming aircraft was achieved in December 2016.  Also, in 2016, we entered into a cooperative research and development agreement with the U.S. Air Force under which an airworthiness assessment of this aircraft will be performed.

In support of its family of aircraft, Textron Aviation operates a global network of 19 service centers, two of which are co-located with Bell Helicopter, along with more than 350 authorized independent service centers located throughout the world. Textron Aviation-owned service centers provide customers with 24-hour service and maintenance. Textron Aviation also provides its customers with around-the-clock parts support and offers a mobile support program with over 60 mobile service units and several dedicated support aircraft.

To further enhance its service capabilities, during 2016, Textron Aviation acquired Able Engineering and Component Services, Inc. and Able Aerospace, Inc., an industry-leading repair and overhaul business that provides component repairs, component exchanges and replacement parts, among other support and service offerings for commercial rotorcraft and fixed-wing aircraft customers around the world.

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

Bell Segment

Bell Helicopter is one of the leading suppliers of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world.  Revenues for Bell accounted for approximately 23%, 26% and 31% of our total revenues in 2016, 2015 and 2014, respectively.  Revenues by Bell’s principal lines of business were as follows:

(In millions)	2016	2015	2014
Military:
V-22 Program	$1,151	$1,194	$1,771
Other Military	936	839	860
Commercial	1,152	1,421	1,614
Total revenues	$3,239	$3,454	$4,245

Bell supplies advanced military helicopters and support to the U.S. Government and to military customers outside the United States.  Bell’s primary U.S. Government programs are the V-22 tiltrotor aircraft and the H-1 helicopters.  Bell is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company (Boeing), the only supplier of military tiltrotor aircraft. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft.  Through its strategic alliance with Boeing, Bell produces and supports the V-22 tiltrotor aircraft for the U.S. Department of Defense (DoD), and also for Japan under the U.S. Government-sponsored foreign military sales program.  The H-1 helicopter program includes a utility model, the UH-1Y, and an advanced attack model, the AH-1Z, which have 84% parts commonality between them.  While the U.S. Marine Corps is the primary customer for H-1 helicopters, we have received orders for Pakistan under the U.S. Government-sponsored foreign military sales program.

Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue and emergency medical helicopter operators, and foreign governments.  Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products.  The helicopters currently offered by Bell for commercial applications include the 206L-4, 407, 407GT, 407GXP, 412EP, 412EPI, 429 and Huey II.  The new 505 Jet Ranger X, a short-light single helicopter, achieved certification in Canada at the end of 2016, with a follow-on Federal Aviation Administration (FAA) certification expected in the first quarter of 2017.  In addition, Bell achieved first flight in 2015 for the 525 Relentless, its first super medium commercial helicopter. On July 6, 2016, one of the two test aircraft used in flight testing for the 525 Relentless helicopters crashed. We are cooperating fully with the National Transportation Safety Board in its investigation of the accident and working closely with the FAA on progressing toward certification of the 525. While we have temporarily suspended flight activity for the remaining test aircraft, other certification activities and production work on the 525 program continue. The timing of the aircraft’s certification and entry into service will be determined upon resumption of flight testing.

For both its military programs and its commercial products, Bell provides post-sale support and service for an installed base of approximately 13,000 helicopters through a network of six Bell-operated service centers, four global parts distribution centers and over 100 independent service centers located in 32 countries.  Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.

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

Textron Systems is a supplier to the defense, aerospace and general aviation markets, and represents approximately 13%, 11% and 12% of our total revenues in 2016, 2015 and 2014, respectively.  This segment sells its products to U.S. Government customers and to customers outside the U.S. through foreign military sales sponsored by the U.S. Government and directly through commercial sales channels.  Textron Systems competes on the basis of technology, contract performance, price, product quality and reliability, product support and reputation.  Revenues by Textron Systems’ product lines were as follows:

(In millions)	2016	2015	2014
Unmanned Systems	$763	$686	$797
Marine and Land Systems	294	188	158
Weapons and Sensors	282	255	264
Simulation, Training and Other	417	391	405
Total revenues	$1,756	$1,520	$1,624

Unmanned Systems

Unmanned Systems consists of the Unmanned Systems and Support Solutions businesses.  The Unmanned Systems business has designed, manufactured and fielded combat-proven unmanned aircraft systems for more than 25 years.  This business’s products include the U.S. Army’s premier tactical unmanned aircraft system, the Shadow, which surpassed one million flight hours during 2016, and the Aerosonde Small Unmanned Aircraft System, a multi-mission capable unmanned aircraft system that has amassed more than 150,000 flight hours in commercial and military operations around the world.  In addition, its unmanned aircraft and interoperable command and control technologies provide critical situational awareness and actionable intelligence for users worldwide. Our Support Solutions business provides logistical support for various unmanned systems as well as training and supply chain services to government and commercial customers worldwide.

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

Weapons and Sensors

The Weapons and Sensors business consists of state-of-the-art smart weapons, airborne and ground-based sensors and surveillance systems, and protection systems for the defense and aerospace industries.  During the third quarter of 2016, as discussed in Note 12 to the consolidated financial statements, we announced a plan to discontinue production of our sensor-fuzed weapon product by the end of the first quarter of 2017, with final deliveries to be completed by the end of 2017.

Simulation, Training and Other

Simulation, Training and Other includes six businesses:  TRU Simulation + Training, Lycoming, Electronic Systems, Advanced Information Solutions, Geospatial Solutions and Textron Airborne Solutions. TRU Simulation + Training designs, develops, manufactures, installs, and provides maintenance of advanced flight training courseware and devices, including full flight simulators, for both rotary- and fixed-wing aircraft for commercial airlines, aircraft original equipment manufacturers (OEMs), flight training centers and training organizations worldwide. Through its training centers, TRU Simulation + Training provides initial type-rating and recurrency training for pilots, as well as maintenance training in its Aviation Maintenance Training Academy. Lycoming specializes in the engineering, manufacture, service and support of piston aircraft engines for the general aviation and remotely piloted aircraft markets. Electronic Systems provides high technology test equipment and electronic warfare test and training solutions. Advanced Information Solutions and Geospatial Solutions provide intelligence software solutions for U.S. and international defense, intelligence and law enforcement communities. Textron Airborne Solutions focuses on live military air-to-air and air-to-ship training and support services for U.S. Navy, Marine and Air Force pilots, and includes the recently acquired Airborne Tactical Advantage Company.

Industrial Segment

Our Industrial segment designs and manufactures a variety of products within three principal product lines.  Industrial segment revenues were as follows:

(In millions)	2016	2015	2014
Fuel Systems and Functional Components	$2,273	$2,078	$1,975
Specialized Vehicles and Equipment	1,080	1,021	868
Tools and Test Equipment	441	445	495
Total revenues	$3,794	$3,544	$3,338

Fuel Systems and Functional Components

Our Fuel Systems and Functional Components product line is operated by our Kautex business unit, which is headquartered in Bonn, Germany.  Kautex is a leading developer and manufacturer of blow-molded plastic fuel systems for cars, light trucks, all-terrain vehicles, windshield and headlamp washer systems for automobiles and selective catalytic reduction systems used to reduce emissions from diesel engines.  Kautex serves the global automobile market, with operating facilities near its major customers around the world. Kautex also produces cast iron engine camshafts and develops and produces plastic bottles and containers for food, household, laboratory and industrial uses.  Revenues of Kautex accounted for approximately 16%, 15% and 14% of our total revenues in 2016, 2015 and 2014, respectively.

Our automotive products have several major competitors worldwide, some of which are affiliated with the OEMs that comprise our targeted customer base.  Competition typically is based on a number of factors including price, technology, environmental performance, product quality and reliability, prior experience and available manufacturing capacity.

Specialized Vehicles and Equipment

Our Specialized Vehicles and Equipment product line includes the products designed, manufactured and sold by our Textron Specialized Vehicles and Jacobsen businesses. As discussed in Note 12 to the consolidated financial statements, the Jacobsen business is being combined into the Textron Specialized Vehicles business in order to optimize efficiencies and better serve their shared customers and distributors. The Specialized Vehicles and Equipment product line includes the E-Z-GO, Textron Off Road, TUG Technologies, Douglas Equipment, Ransomes, Jacobsen, Cushman, Dixie Chopper, and the recently acquired Premier and Safeaero, businesses and brands.  The businesses in this product line design, manufacture and sell golf cars, off-road utility vehicles, light transportation vehicles, aviation ground support equipment and professional turf-maintenance equipment, as well as specialized turf-care vehicles.

These businesses have a diversified customer base that includes golf courses and resorts, government agencies and municipalities, consumers, and commercial and industrial users such as factories, warehouses, airports, planned communities, hunting preserves, educational and corporate campuses, sporting venues, municipalities and landscaping professionals. Sales are made through a combination of factory direct resources and a network of independent distributors and dealers worldwide. We have two major competitors for both golf cars and professional turf-maintenance equipment, and several competitors for off-road and light transportation vehicles, aviation ground support equipment, and specialized turf-care products. Competition is based primarily on price, product quality and reliability, product features, product support and reputation.

We recently entered into an agreement to acquire Arctic Cat Inc., a leader in the recreational vehicle industry. The company manufactures and markets all-terrain vehicles, side-by-sides and snowmobiles, in addition to related parts, garments and accessories under the Arctic Cat® and Motorfist® brand names. Subject to customary closing conditions, we expect the transaction to close in March 2017.

Tools and Test Equipment

The Tools and Test Equipment product line includes products sold by businesses that design and manufacture powered equipment, electrical test and measurement instruments, mechanical and hydraulic tools, cable connectors, fiber optic assemblies, underground and aerial transmission and distribution products and power utility products. These businesses also encompass the Greenlee, Greenlee Communications, Greenlee Utility, HD Electric, Klauke, Sherman+Reilly and Endura brand names, and their products are used principally in the construction, maintenance, telecommunications, data communications, electrical, utility and plumbing industries.  Their products are distributed through a global network of sales representatives and distributors and are also sold directly to home improvement retailers and OEMs.  The businesses have plant operations in five countries with almost half of their combined revenues coming from outside the United States.  These businesses face competition from numerous manufacturers based primarily on price, delivery lead time, product quality and reliability.

Finance Segment

Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. The majority of our finance receivables are cross-border transactions for aircraft sold outside of the U.S. Finance receivables originated in the U.S. are primarily for purchasers who had difficulty in accessing other sources of financing for the purchase of Textron-manufactured products.  In 2016, 2015 and 2014, our Finance group paid our Manufacturing group $173 million, $194 million and $215 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group.

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

Backlog

Our backlog at the end of 2016 and 2015 is summarized below:

(In millions)	December 31, 2016	January 2, 2016
Bell	$5,360	$5,224
Textron Systems	1,841	2,328
Textron Aviation	1,041	1,074
Total backlog	$8,242	$8,626

Approximately 41% of our total backlog at December 31, 2016 represents orders that are not expected to be filled in 2017.

At the end of 2016, approximately 61% of our total backlog was with the U.S. Government, which included only funded amounts as the U.S. Government is obligated only up to the amount of funding formally appropriated for a contract. Bell’s 2016 backlog included $1.7 billion related to a multi-year procurement contract with the U.S. Government for the purchase of V-22 tiltrotor aircraft.

U.S. Government Contracts

In 2016, approximately 25% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government, excluding those contracts under the U.S. Government-sponsored foreign military sales program. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of funding, which is dependent upon congressional appropriations, national and international priorities for defense spending, world events, and the size and timing of programs in which we may participate.

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

Research and Development

Information regarding our research and development expenditures is contained in Note 1 to the Consolidated Financial Statements on page 47 of this Annual Report on Form 10-K.

Patents and Trademarks

We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We also own or license active trademark registrations and pending trademark applications in the U.S. and in various foreign countries or regions, as well as trade names and service marks. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including:  A-2PATS; Able Aerospace Services; Able Preferred; Aeronautical Accessories; AAI; acAlert; AirScout; Ascent; Aerosonde; AH-1Z; Ambush; AVCOAT; Baron; BattleHawk; Beechcraft; Beechcraft T-6; Bell; Bell CAP; Bell Customer Advantage Plan; Bell Helicopter; BENDWORKS; Bonanza; Bravo; Cadillac Gage; Caravan; Caravan Amphibian; Caravan 675; Cessna; Cessna 350; Cessna 400; Cessna Turbo Skylane JT-A; Cessna Turbo Skyhawk JT-A; Citation; CITATION ALPINE EDITION; Citation Encore+; Citation Latitude; Citation Longitude; Citation M2; Citation Sovereign; Citation X; Citation X+; Citation XLS+; CJ1+; CJ2+; CJ3; CJ3+; CJ4; Clairity; CLAW; CLEARTEST; Commando; Cushman; CUSV; DataScout; Denali; Dixie Chopper; Dixie Chopper Stryker; DoubleVision; Duct Dawg X; Eclipse; ENFORCER; Excel; E-Z-GO; E-Z-GO EXPRESS; FAST-N-LATCH; FASTRAP; Firefly; Fury; G3 Tugger; GatorEye; Gator Grips; GLOBAL MISSION SUPPORT; Gorilla; Grand Caravan; Greenlee; H-1; HAULER; HDE; Hawker; Hemisphere; Huey; Huey II; iCommand; iPress; IE2; Instinct; Integrated Command Suite; INTELLIBRAKE; INTELLI-CRIMP; Jacobsen; Jacobsen HoverKing; Jet Ranger X; Kautex; King Air; King Air C90GTx; King Air 250; King Air 350; Kiowa Warrior; Klauke; LF; Lycoming; M1117 ASV; MADE FOR THE TRADE; McCauley; Mechtronix; MicroObserver; Millenworks; Mission Critical Support (MCS); MissionLink (IVHM); Mustang; Next Generation Carbon Canister; Next Generation Fuel System; NGCC; NGFS; Odyssey; ONSLAUGHT; Overwatch; PDCue; Power Advantage; Premier; Pro-Fit; ProFlight; ProParts; ProPropeller; Ransomes; REALCue; REALFeel; Recoil; Relentless; ROCONNECT; RT2; RXV; SABER; Safeaero; Safe-Zone; Scorpion; Shadow; Shadow Knight; Shadow Master; Sherman+Reilly; Skyhawk; Skyhawk SP; Skylane; SkyPLUS; Sovereign; Speed Punch; Spider; Stampede; Stationair; ST 4X4; Super Cargomaster; Super Medium; SuperCobra; SYMTX; Synturian; TDCue; Textron; Textron Airborne Solutions; Textron Aviation; Textron Defense Systems; Textron Financial Corporation; Textron GSE; Textron Marine & Land Systems; Textron Off Road; Textron Systems; TI-Metal; TRUESET; TRU Simulation + Training; TRUCKSTER; TTx; TUG; Turbo Skylane; Turbo Stationair; UH-1Y; Under Dawg; V-Watch Connect; VALOR; Value-Driven MRO Solutions; V-22 Osprey; V-247; V-280; Watchman; Wolverine; 2FIVE; 206; 407; 407GT; 407GX; 412; 429; 505; 525 and 525 Relentless. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

Environmental Considerations

Our operations are subject to numerous laws and regulations designed to protect the environment.  Compliance with these laws and expenditures for environmental control facilities has not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 14 to the Consolidated Financial Statements on page 65 of this Annual Report on Form 10-K.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets nor on our results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.

Employees

At December 31, 2016, we had approximately 36,000 employees.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 22, 2017.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	55	Chairman, President and Chief Executive Officer
Frank T. Connor	57	Executive Vice President and Chief Financial Officer
Cheryl H. Johnson	56	Executive Vice President, Human Resources
E. Robert Lupone	57	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer

Mr. Donnelly joined Textron in June 2008 as Executive Vice President and Chief Operating Officer and was promoted to President and Chief Operating Officer in January 2009. He was appointed to the Board of Directors in October 2009 and became Chief Executive Officer of Textron in December 2009, at which time the Chief Operating Officer position was eliminated.  In July 2010, Mr. Donnelly was appointed Chairman of the Board of Directors effective September 1, 2010.  Previously, Mr. Donnelly was the President and CEO of General Electric Company’s Aviation business unit, a position he had held since July 2005.  GE’s Aviation business unit is a leading maker of commercial and military jet engines and components, as well as integrated digital, electric power and mechanical systems for aircraft. Prior to July 2005, Mr. Donnelly served as Senior Vice President of GE Global Research, one of the world’s largest and most diversified industrial research organizations with facilities in the U.S., India, China and Germany and held various other management positions since joining General Electric in 1989.

Mr. Connor joined Textron in August 2009 as Executive Vice President and Chief Financial Officer. Previously, Mr. Connor was head of Telecom Investment Banking at Goldman, Sachs & Co. from 2003 to 2008. Prior to that position, he served as Chief Operating Officer of Telecom, Technology and Media Investment Banking at Goldman, Sachs & Co. from 1998 to 2003. Mr. Connor joined the Corporate Finance Department of Goldman, Sachs & Co. in 1986 and became a Vice President in 1990 and a Managing Director in 1996.

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

•     Difficulty or unanticipated expenses in connection with integrating acquired businesses; and

•     The risk that acquisitions do not perform as planned, including, for example, the risk that acquired businesses will not achieve revenues and profit projections.

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

During 2016, we derived approximately 25% of our revenues from sales to a variety of U.S. Government entities.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions and the U.S. Government budget process which includes enacting relevant legislation, such as appropriations bills and accords on the debt ceiling. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations.  If we incur costs in advance or in excess of funds committed on a contract, we are at risk for non-reimbursement of those costs until additional funds are appropriated.  The reduction, termination or delay in the timing of funding for U.S. Government programs for which we currently provide or propose to provide products or services may result in a loss of anticipated future revenues that could materially and adversely impact our results of operations and financial condition. Significant changes in national and international policies or priorities for defense spending could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

Under the Budget Control Act of 2011, the U.S. Government committed to significantly reduce the federal deficit over ten years. As a result, long-term funding for various programs in which we participate, as well as future purchasing decisions by our U.S. Government customers, could be reduced, delayed or cancelled. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs. There are many variables in how these budget cuts could be implemented that make it difficult to determine specific impacts; however, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company. Such circumstances may also result in an impairment of our goodwill and intangible assets.  Because our U.S. Government contracts generally require us to continue to perform even if the U.S. Government is unable to make timely payments; if, for example, the debt ceiling is not raised, and, as a result, our customer does not pay us on a timely basis, we may need to finance our continued performance of the impacted contracts from our other resources on an interim basis. An extended delay in the timely payment by the U.S. Government could result in a material adverse effect on our cash flows, results of operations and financial condition.

U.S. Government contracts may be terminated at any time and may contain other unfavorable provisions.

The U.S. Government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.  In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs but not the anticipated profit that would have been earned had the contract been completed.  A termination arising out of our default for failure to perform could expose us to liability, including but not limited to, all costs incurred under the contract plus potential liability for re-procurement costs in excess of the total original contract amount, less the value of work performed and accepted by the customer under the contract.  Such an event could also have an adverse effect on our ability to compete for future contracts and orders. If any of our contracts are terminated by the U.S. Government whether for convenience or default, our backlog and anticipated revenues would be reduced by the expected value of the remaining work under such contracts.  We also enter into

“fee for service” contracts with the U.S. Government where we retain ownership of, and consequently the risk of loss on, aircraft and equipment supplied to perform under these contracts.  Termination of these contracts could materially and adversely impact our results of operations. On contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor.  In addition, in the event that the U.S. Government is unable to make timely payments, failure to continue contract performance places the contractor at risk of termination for default.  Any such event could result in a material adverse effect on our cash flows, results of operations and financial condition.

As a U.S. Government contractor, we are subject to procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts, and safeguard and restrict the use and dissemination of classified information, covered defense information, and the exportation of certain products and technical data. Our U.S. Government contracts contain provisions that allow the U.S. Government to unilaterally suspend or debar us from receiving new contracts for a period of time, reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our products, services and associated materials.  A number of our U.S. Government contracts contain provisions that require us to make disclosure to the Inspector General of the agency that is our customer if we have credible evidence that we have violated U.S. criminal laws involving fraud, conflict of interest, or bribery; the U.S. civil False Claims Act; or received a significant overpayment under a U.S. Government contract. Failure to properly and timely make disclosures under these provisions may result in a termination for default or cause, suspension and/or debarment, and potential fines.

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

During 2016, we derived approximately 38% of our revenues from international business, including U.S. exports, and we expect international revenues to continue to increase. Conducting business internationally exposes us to additional risks than if we conducted our business solely within the U.S. We maintain manufacturing facilities, service centers, supply centers and other facilities worldwide, including in various emerging market countries.  We also have entered into, and expect to continue to enter into, joint venture arrangements in emerging market countries, some of which may require capital investment, guaranties or other commitments.  Risks related to international operations include import, export and other trade restrictions; changing U.S. and foreign procurement policies and practices; restrictions on technology transfer; difficulties in protecting intellectual property; increasing complexity of employment and environmental, health and safety regulations; foreign investment laws; exchange controls; repatriation of earnings or cash settlement challenges, competition from foreign and multinational firms with home country advantages; economic and government instability, acts of terrorism and related safety concerns.  The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.

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

Approximately 7,300, or 28%, of our U.S. employees are unionized, and many of our non-U.S. employees are represented by organized councils. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. The presence of unions also may limit our flexibility in responding to competitive pressures in the marketplace. In addition, the workforces of many of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Any of these events could adversely affect our results of operations.

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

We are subject to income taxes in the U.S. and various non-U.S. jurisdictions, and our domestic and international tax liabilities are subject to the location of income among these different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings indefinitely reinvested offshore, changes to unrecognized tax benefits or changes in tax laws, which could affect our profitability. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income, as well as changes to applicable statutory tax rates.  In addition, the amount of income taxes we pay is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect our profitability.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On December 31, 2016, we operated a total of 63 plants located throughout the U.S. and 53 plants outside the U.S.  We own 58 plants and lease the remainder for a total manufacturing space of approximately 24.3 million square feet.  We consider the productive capacity of the plants operated by each of our business segments to be adequate.  We also own or lease offices, warehouses, training and service centers and other space at various locations. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.

Item 3. Legal Proceedings

On February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against TFC, Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims. The Trustee also seeks trebled damages on all claims under Ohio law.  On November 9, 2012, the Court dismissed all claims against TFC.  The trustee appealed, and on August 23, 2016, the 6th Circuit Court of Appeals reversed the dismissal in part and remanded certain claims back to the trial court.  We intend to vigorously defend this lawsuit.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “TXT.”  At December 31, 2016, there were approximately 9,400 record holders of Textron common stock.  The high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the dividends paid per share are provided in the following table:

	2016			2015
	High	Low	Dividends per Share	High	Low	Dividends per Share
First quarter	$41.74	$30.69	$0.02	$45.61	$40.95	$0.02
Second quarter	40.61	34.00	0.02	46.93	42.97	0.02
Third quarter	41.33	35.06	0.02	44.98	32.20	0.02
Fourth quarter	49.82	37.19	0.02	43.93	38.18	0.02

Issuer Repurchases of Equity Securities

The following provides information about our fourth quarter 2016 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
October 2, 2016 – November 5, 2016	200	$39.92	200	4,434
November 6, 2016 – December 3, 2016	450	39.87	450	3,984
December 4, 2016 – December 31, 2016	—	—	—	3,984
Total	650	$39.88	650

* These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that had been announced on January 23, 2013, which had no expiration date.

On January 25, 2017, we announced the adoption of a new plan authorizing the repurchase of up to 25 million shares of Textron common stock.  This new plan has no expiration date and replaced the existing plan adopted in 2013 that had 4.0 million remaining shares available for repurchase.

Stock Performance Graph

The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2011 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P 500 Industrials Index, all of which include Textron. The values calculated assume dividend reinvestment.

	2011	2012	2013	2014	2015	2016
Textron Inc.	$100.00	$134.50	$199.98	$229.56	$229.44	$265.75
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
S&P 500 A&D	100.00	114.56	177.48	197.77	208.52	247.93
S&P 500 Industrials	100.00	114.76	151.06	169.73	174.65	192.32

Item 6.  Selected Financial Data

(Dollars in millions, except per share amounts)	2016	2015	2014	2013	2012
Revenues
Textron Aviation	$4,921	$4,822	$4,568	$2,784	$3,111
Bell	3,239	3,454	4,245	4,511	4,274
Textron Systems	1,756	1,520	1,624	1,665	1,737
Industrial	3,794	3,544	3,338	3,012	2,900
Finance	78	83	103	132	215
Total revenues	$13,788	$13,423	$13,878	$12,104	$12,237
Segment profit
Textron Aviation (a)	$389	$400	$234	$(48)	$82
Bell	386	400	529	573	639
Textron Systems	186	129	150	147	132
Industrial	329	302	280	242	215
Finance	19	24	21	49	64
Total segment profit	1,309	1,255	1,214	963	1,132
Corporate expenses and other, net	(172)	(154)	(161)	(166)	(148)
Interest expense, net for Manufacturing group	(138)	(130)	(148)	(123)	(143)
Special charges (b)	(123)	—	(52)	—	—
Income tax expense (c)	(33)	(273)	(248)	(176)	(260)
Income from continuing operations	$843	$698	$605	$498	$581
Earnings per share
Basic earnings per share — continuing operations	$3.11	$2.52	$2.17	$1.78	$2.07
Diluted earnings per share — continuing operations	$3.09	$2.50	$2.15	$1.75	$1.97
Basic average shares outstanding (in thousands)	270,774	276,682	279,409	279,299	280,182
Diluted average shares outstanding (in thousands)	272,365	278,727	281,790	284,428	294,663
Common stock information
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08
Book value at year-end	$20.62	$18.10	$15.45	$15.54	$11.03
Price at year-end	$48.56	$42.01	$42.17	$36.61	$24.12
Financial position
Total assets	$15,358	$14,708	$14,605	$12,944	$13,033
Manufacturing group debt	$2,777	$2,697	$2,811	$1,931	$2,301
Finance group debt	$903	$913	$1,063	$1,256	$1,686
Shareholders’ equity	$5,574	$4,964	$4,272	$4,384	$2,991
Manufacturing group debt-to-capital (net of cash)	23%	26%	33%	15%	24%
Manufacturing group debt-to-capital	33%	35%	40%	31%	44%
Investment data
Capital expenditures	$446	$420	$429	$444	$480
Manufacturing group depreciation	$368	$383	$379	$335	$315

(a)     Segment profit includes amortization of $12 million and $63 million in 2015 and 2014, respectively, related to fair value step-up adjustments of Beechcraft acquired inventories sold during the period.

(b)     In 2016, we initiated a plan to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron.  Special charges for 2016 include restructuring charges for this plan, which primarily consists of severance costs of $70 million and asset impairments of $38 million.  For 2014, special charges include acquisition and restructuring costs related to the acquisition of Beechcraft.

(c)     In 2016, we recognized an income tax benefit of $319 million, inclusive of interest, of which $206 million is attributable to continuing operations and $113 million is attributable to discontinued operations.  This benefit was a result of the final settlement with the Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Consolidated Results of Operations

In 2016, revenues and segment profit grew by 3% and 4%, respectively, despite challenging and weaker than expected end markets, most notably the business jet and commercial helicopter markets.  We continued to invest in our businesses through the ongoing development of new products and services, and the completion of several strategic business acquisitions to support growth and create long-term shareholder value.  Financial highlights of 2016 include the following:

•     Generated $988 million in cash from operating activities of our manufacturing businesses.

•     Invested $677 million in research and development activities, $446 million in capital expenditures and $186 million in business acquisitions.

•     Returned $263 million to our shareholders through share repurchases and dividend payments.

•     Initiated a plan to restructure and realign our businesses to improve overall operating efficiency and to better position our businesses for the future, which resulted in special charges of $123 million.

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 21 to 28.

Revenues

				% Change
(Dollars in millions)	2016	2015	2014	2016	2015
Revenues	$13,788	$13,423	$13,878	3%	(3)%

Revenues increased $365 million, 3%, in 2016, compared with 2015, largely driven by increases in the Industrial, Textron Systems and Textron Aviation segments, partially offset by lower revenues at the Bell segment.  The net revenue increase included the following factors:

•     Higher Industrial revenues of $250 million, primarily due to higher volume of $168 million, largely in the Fuel Systems and Functional Components product line, and the impact from acquired businesses of $121 million.

•     Higher Textron Systems revenues of $236 million, primarily due to higher volume of $106 million in the Marine and Land Systems product line and $77 million in the Unmanned Systems product line.

•     Higher Textron Aviation revenues of $99 million, primarily due to the impact from an acquired business of $66 million and higher volume and mix of $42 million, largely the result of higher Citation jet volume of $165 million, partially offset by lower turboprop volume.

•     Lower Bell revenues of $215 million, primarily due to a decrease in commercial revenues of $269 million, largely reflecting lower aircraft deliveries.

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

Cost of Sales and Selling and Administrative Expense

				% Change
(Dollars in millions)	2016	2015	2014	2016	2015
Cost of sales	$11,311	$10,979	$11,421	3%	(4)%
Gross margin as a percentage of Manufacturing revenues	17.5%	17.7%	17.1%
Selling and administrative expense	$1,304	$1,304	$1,361	—	(4)%

In 2016, cost of sales increased $332 million, 3%, compared with 2015, largely due to higher volume at the Textron Systems, Industrial and Textron Aviation segments, and an increase from acquired businesses.  These increases were partially offset by lower volume at the Bell segment and favorable cost performance across all of our manufacturing segments.  Selling and administrative expense was unchanged in 2016, compared with 2015.

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

Interest Expense

				% Change
(Dollars in millions)	2016	2015	2014	2016	2015
Interest expense	$174	$169	$191	3%	(12)%

Interest expense on the Consolidated Statements of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated.  Interest expense for the Finance segment is included within segment profit and includes intercompany interest.  Consolidated interest expense increased $5 million, 3%, in 2016, compared with 2015, primarily due to higher average debt outstanding.  In 2015, consolidated interest expense decreased $22 million, 12%, compared with 2014, primarily due to favorable borrowing costs and lower average debt outstanding.

Special Charges

Special charges recorded in 2016 by segment are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Total Special Charges
Textron Systems	$15	$34	$13	$62
Textron Aviation	33	1	1	35
Industrial	17	2	1	20
Bell	4	1	—	5
Corporate	1	—	—	1
	$70	$38	$15	$123

In 2016, we initiated a plan to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron. As part of this plan, Textron Systems will discontinue production of its sensor-fuzed weapon product by the end of the first quarter of 2017, resulting in headcount reductions, facility consolidations and asset impairments within its Weapons and Sensors operating unit. Historically, sensor-fuzed weapon sales have relied on foreign military and direct commercial international customers for which both executive branch and congressional approval is required. The political environment has made it difficult to obtain these approvals. Within our Industrial segment, the plan provides for the combination of our Jacobsen business with the Textron Specialized Vehicles businesses, resulting in the consolidation of certain facilities and general and administrative functions and related headcount reductions.  In addition, we initiated restructuring actions, principally headcount reductions, in our Textron Aviation segment, as well as other businesses and corporate functions.  The total headcount reduction related to restructuring activities is expected to be approximately 1,700 positions, representing approximately 5% of our workforce.

We expect to incur additional pre-tax charges under this plan in the range of $17 million to $47 million, primarily related to contract termination, severance, facility consolidation and relocation costs. The remaining charges are expected to primarily be in the Industrial, Textron Systems and Textron Aviation segments.  We anticipate the plan to be substantially completed by the end of the first half of 2017.  Total expected cash outlays for restructuring activities are estimated to be approximately $100 million to $120 million, of which $22 million was paid in 2016 and the remainder will be paid in 2017.

In 2014, we executed a restructuring program in our Textron Aviation segment to align the Cessna and acquired Beechcraft business, reduce operating redundancies and maximize operating efficiencies.  We recorded special charges of $41 million related to these restructuring activities in 2014, along with $11 million of transaction costs from the acquisition of Beechcraft.

Income Taxes

	2016	2015	2014
Effective tax rate	3.8%	28.1%	29.1%

In 2016, our effective tax rate was significantly lower than the U.S. federal statutory tax rate of 35%, largely due to a settlement with the U.S. Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years.  This settlement resulted in a $206 million benefit recognized in continuing operations and a $113 million benefit in discontinued operations.  For a full reconciliation of our effective tax rate to the U.S. federal statutory tax rate of 35% see Note 13 to the Consolidated Financial Statements.

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

Approximately 25% of our 2016 revenues were derived from contracts with the U.S. Government.  For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix. Changes in volume that are described in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refers to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes.

Textron Aviation

				% Change
(Dollars in millions)	2016	2015	2014	2016	2015
Revenues	$4,921	$4,822	$4,568	2%	6%
Operating expenses	4,532	4,422	4,334	2%	2%
Segment profit	389	400	234	(3)%	71%
Profit margin	7.9%	8.3%	5.1%
Backlog	$1,041	$1,074	$1,365	(3)%	(21)%

Textron Aviation Revenues and Operating Expenses

Factors contributing to the 2016 year-over-year revenue change are provided below:

(In millions)	2016 versus 2015
Acquisitions	$66
Volume and mix	42
Other	(9)
Total change	$99

Textron Aviation’s revenues increased $99 million, 2%, in 2016, compared with 2015, primarily due to the impact from an acquisition of a repair and overhaul business in the first quarter of 2016, and higher volume and mix of $42 million.  The increase in volume and mix was largely due to higher Citation jet volume of $165 million, partially offset by lower turboprop volume.  We delivered 178 Citation jets and 106 King Air turboprops in 2016, compared with 166 Citation jets and 117 King Air turboprops in 2015.  The portion of the segment’s revenues derived from aftermarket sales and services represented 31% of its total revenues in 2016, compared with 29% in 2015, largely resulting from the acquisition.

Textron Aviation’s operating expenses increased $110 million, 2%, in 2016, compared with 2015, largely due to higher net volume as described above and additional operating expenses resulting from the acquisition.  These increases were partially offset by improved cost performance of $64 million, largely attributable to lower research and development costs and lower compensation expense.

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

Textron Aviation Segment Profit

Factors contributing to 2016 year-over-year segment profit change are provided below:

(In millions)	2016 versus 2015
Performance and other	$65
Volume and mix	(49)
Inflation and pricing	(27)
Total change	$(11)

Segment profit at Textron Aviation decreased $11 million, 3%, in 2016, compared with 2015, primarily as a result of the mix of products sold and the unfavorable impact from inflation and pricing of $27 million.  These decreases were partially offset by favorable performance and other of $65 million, largely attributable to lower research and development costs and lower compensation expense.

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

Textron Aviation Backlog

Textron Aviation’s backlog decreased $33 million, 3%, in 2016 and $291 million, 21%, in 2015.  The decrease in 2015 was primarily due to deliveries on military contracts.

Bell

				% Change
(Dollars in millions)	2016	2015	2014	2016	2015
Revenues:
V-22 program	$1,151	$1,194	$1,771	(4)%	(33)%
Other military	936	839	860	12%	(2)%
Commercial	1,152	1,421	1,614	(19)%	(12)%
Total revenues	3,239	3,454	4,245	(6)%	(19)%
Operating expenses	2,853	3,054	3,716	(7)%	(18)%
Segment profit	386	400	529	(4)%	(24)%
Profit margin	11.9%	11.6%	12.5%
Backlog	$5,360	$5,224	$5,524	3%	(5)%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

Factors contributing to the 2016 year-over-year revenue change are provided below:

(In millions)	2016 versus 2015
Volume and mix	$(225)
Other	10
Total change	$(215)

Bell’s revenues decreased $215 million, 6%, in 2016, compared with 2015, primarily due to the following factors:

•                  $269 million decrease in commercial revenues, primarily due to lower aircraft deliveries, as we delivered 114 commercial aircraft in 2016, compared with 175 aircraft in 2015.

•                  $43 million decrease in V-22 program revenues, primarily due to lower aircraft deliveries, as we delivered 22 V-22 aircraft in 2016, compared with 24 V-22 aircraft in 2015.

•                  $97 million increase in other military revenues, primarily reflecting higher H-1 program revenues, as we delivered 35 H-1 aircraft in 2016, compared with 24 H-1 aircraft in 2015.

Bell’s operating expenses decreased $201 million, 7%, in 2016, compared with 2015, primarily due to lower net sales volume as described above.

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

•                $193 million decrease in commercial revenues, largely related to a change in mix of commercial aircraft sold during the period, reflecting lower sales activity across the commercial helicopter market, and $92 million of lower aftermarket volume.  Bell delivered 175 commercial aircraft in 2015, compared with 178 aircraft in 2014.

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

Bell Segment Profit

Factors contributing to 2016 year-over-year segment profit change are provided below:

(In millions)	2016 versus 2015
Volume and mix	$(46)
Performance and other	32
Total change	$(14)

Bell’s segment profit decreased $14 million, 4%, in 2016, compared with 2015.  The unfavorable impact from volume and mix was primarily due to lower commercial aircraft deliveries, while the favorable performance and other was largely the result of lower research and development costs.

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

Bell Backlog

Bell’s backlog increased $136 million, 3%, in 2016, while it decreased $300 million, 5%, in 2015.  The decrease in 2015 was primarily related to the commercial business.

Textron Systems

				% Change
(Dollars in millions)	2016	2015	2014	2016	2015
Revenues	$1,756	$1,520	$1,624	16%	(6)%
Operating expenses	1,570	1,391	1,474	13%	(6)%
Segment profit	186	129	150	44%	(14)%
Profit margin	10.6%	8.5%	9.2%
Backlog	$1,841	$2,328	$2,790	(21)%	(17)%

Textron Systems Revenues and Operating Expenses

Factors contributing to the 2016 year-over-year revenue change are provided below:

(In millions)	2016 versus 2015
Volume	$200
Acquisitions	32
Other	4
Total change	$236

Revenues at Textron Systems increased $236 million, 16%, in 2016, compared with 2015, primarily due to higher volume of $106 million in the Marine and Land Systems product line and $77 million in the Unmanned Systems product line, and the impact from an acquisition of $32 million.

Textron Systems’ operating expenses increased $179 million, 13%, in 2016, compared with 2015, primarily due to higher volume as described above.

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

Textron Systems Segment Profit

Factors contributing to 2016 year-over-year segment profit change are provided below:

(In millions)	2016 versus 2015
Performance	$43
Volume and mix	13
Other	1
Total change	$57

Textron Systems’ segment profit increased $57 million, 44%, in 2016, compared with 2015, primarily due to improved cost performance and higher volume as described above.

Factors contributing to 2015 year-over-year segment profit change are provided below:

(In millions)	2015 versus 2014
Volume and mix	$(24)
Performance	8
Other	(5)
Total change	$(21)

Textron Systems’ segment profit decreased $21 million, 14%, in 2015, compared with 2014, primarily resulting from lower volume and unfavorable product mix in 2015.

Textron Systems Backlog

Backlog at Textron Systems decreased $487 million, 21%, in 2016, and $462 million, 17%, in 2015, primarily due to deliveries in excess of orders in the Weapons and Sensors and Unmanned Systems product lines.

Industrial

				% Change
(Dollars in millions)	2016	2015	2014	2016	2015
Revenues:
Fuel Systems and Functional Components	$2,273	$2,078	$1,975	9%	5%
Other Industrial	1,521	1,466	1,363	4%	8%
Total revenues	3,794	3,544	3,338	7%	6%
Operating expenses	3,465	3,242	3,058	7%	6%
Segment profit	329	302	280	9%	8%
Profit margin	8.7%	8.5%	8.4%

Industrial Revenues and Operating Expenses

Factors contributing to the 2016 year-over-year revenue change are provided below:

(In millions)	2016 versus 2015
Volume	$168
Acquisitions	121
Foreign exchange	(35)
Other	(4)
Total change	$250

Industrial segment revenues increased $250 million, 7%, in 2016, compared with 2015, primarily due to higher volume of $168 million and the impact from acquired businesses of $121 million.  The increase in volume was primarily related to the Fuel Systems and Functional Components product line, largely reflecting automotive industry demand in Europe.

Operating expenses for the Industrial segment increased $223 million, 7%, in 2016, compared with 2015, primarily due to the impact from higher volume as described above and additional operating expenses from acquired businesses.

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

Operating expenses for the Industrial segment increased $184 million, 6%, in 2015, compared with 2014, largely due to the impact from higher volume as described above and additional operating expenses from acquisitions of $105 million, partially offset by a favorable impact of $225 million from changes in foreign currency exchange rates.

Industrial Segment Profit

Factors contributing to 2016 year-over-year segment profit change are provided below:

(In millions)	2016 versus 2015
Inflation, net of pricing	$19
Foreign exchange	(12)
Volume	11
Performance and other	9
Total change	$27

Segment profit for the Industrial segment increased $27 million, 9%, in 2016, compared with 2015, largely due to a $19 million favorable impact from inflation, net of pricing, primarily in our Specialized Vehicles and Equipment product line, and higher volume as described above, partially offset by an unfavorable impact of $12 million from changes in foreign currency exchange rates.

Factors contributing to 2015 year-over-year segment profit change are provided below:

(In millions)	2015 versus 2014
Volume	$42
Performance	(15)
Foreign exchange	(15)
Other	10
Total change	$22

Segment profit for the Industrial segment increased $22 million, 8%, in 2015, compared with 2014, largely due to the impact from higher volume as described above, partially offset by unfavorable performance of $15 million and an unfavorable impact of $15 million from changes in foreign currency exchange rates.

Finance

(In millions)	2016	2015	2014
Revenues	$78	$83	$103
Segment profit	19	24	21

Finance segment revenues decreased $5 million in 2016, compared with 2015, and $20 million in 2015, compared with 2014, primarily attributable to lower average finance receivables.  Finance segment profit decreased $5 million in 2016, compared with 2015, primarily due to lower average finance receivables. In 2015, Finance segment profit increased $3 million, compared with 2014, primarily due to lower provision for loan losses.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	December 31, 2016	January 2, 2016
Finance receivables*	$946	$1,105
Nonaccrual finance receivables	87	84
Ratio of nonaccrual finance receivables to finance receivables	9.20%	7.60%
60+ days contractual delinquency	$40	$69
60+ days contractual delinquency as a percentage of finance receivables	4.23%	6.24%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	December 31, 2016	January 2, 2016
Manufacturing group
Cash and equivalents	$1,137	$946
Debt	2,777	2,697
Shareholders’ equity	5,574	4,964
Capital (debt plus shareholders’ equity)	8,351	7,661
Net debt (net of cash and equivalents) to capital	23%	26%
Debt to capital	33%	35%
Finance group
Cash and equivalents	$161	$59
Debt	903	913

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

In 2016, Textron entered into a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At December 31, 2016, there were no amounts borrowed against the facility and there were $11 million of letters of credit issued against it.  This facility replaced the existing 5-year facility, which had no outstanding borrowings and was scheduled to expire in October 2018.

We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.  In March 2016, we issued $350 million in 4.0% Notes due March 2026 under this registration statement.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statement of Cash Flows are summarized below:

(In millions)	2016	2015	2014
Operating activities	$988	$1,038	$1,097
Investing activities	(621)	(496)	(2,065)
Financing activities	(146)	(308)	552

In 2016, cash flows provided by operating activities was $988 million, compared with $1,038 million in 2015, a 5% decrease.  This decrease was primarily the result of changes in working capital, which included lower customer deposits of $257 million largely related to performance-based payments on certain military contracts in the Bell segment, along with a $34 million reduction in dividends received from the Finance group. These decreases were partially offset by a $75 million increase in cash proceeds from the settlements of corporate-owned life insurance policies and $42 million in lower payments for taxes and pension contributions as disclosed below.

Cash flows provided by operating activities was $1,038 million in 2015, compared with $1,097 million in 2014, a 5% decrease.  This decrease was largely due to a change in working capital, partially offset by higher income from continuing operations of $94 million and dividends received from the Finance group of $63 million in 2015.  A significant factor contributing to the decrease in cash flows related to working capital was a reduction in customer deposits of $304 million at Textron Aviation, largely reflecting advance deposits received on military contracts in 2014 for 2015 deliveries.

Net tax payments were $163 million, $187 million and $266 million in 2016, 2015 and 2014, respectively. Pension contributions were $50 million, $68 million and $76 million in 2016, 2015 and 2014, respectively.

Investing cash flows included capital expenditures of $446 million, $420 million and $429 million in 2016, 2015 and 2014, respectively.  Investing cash flows also included cash used for acquisitions of $186 million and $81 million in 2016 and 2015, respectively, as well as a $1.5 billion aggregate cash payment to acquire Beechcraft in 2014.

Total financing cash flows included proceeds from long-term debt of $345 million in 2016 and $1.4 billion in 2014, most of which was used to finance a portion of the Beechcraft acquisition.  In 2016, 2015 and 2014, financing activities also included the repayment of outstanding debt of $254 million, $100 million and $559 million, respectively.

Share Repurchases

Under a 2013 share repurchase authorization, we repurchased an aggregate of 6.9 million, 5.2 million and 8.9 million shares of our outstanding common stock in 2016, 2015 and 2014, respectively, for $241 million, $219 million and $340 million, respectively.

On January 25, 2017, we announced the adoption of a new plan authorizing the repurchase of up to 25 million shares under which we intend to purchase shares of Textron common stock to offset the impact of dilution from share-based compensation and benefit plans and for opportunistic capital management purposes.  This new plan has no expiration date and replaced the existing plan adopted in 2013 that had 4.0 million remaining shares available for repurchase.

Dividends

Dividend payments to shareholders totaled $22 million, $22 million and $28 million in 2016, 2015 and 2014, respectively.

Dividends from the Finance group are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.  Dividends paid by the Finance group were $29 million and $63 million in 2016 and 2015, respectively.

Finance Group Cash Flows

The cash flows from continuing operations for the Finance group are summarized below:

(In millions)	2016	2015	2014
Operating activities	$11	$30	$5
Investing activities	142	197	255
Financing activities	(51)	(259)	(217)

The Finance group’s cash flows from operating activities included net tax payments of $11 million, $11 million and $23 million in 2016, 2015 and 2014, respectively.

Cash flows from investing activities primarily included collections on finance receivables totaling $292 million, $351 million and $456 million in 2016, 2015 and 2014, respectively, partially offset by finance receivable originations of $173 million, $194 million and $215 million, respectively.

Cash used in financing activities included payments on long-term and nonrecourse debt of $203 million, $256 million and $345 million in 2016, 2015 and 2014, respectively, which were partially offset by proceeds from long-term debt of $180 million, $61 million and $128 million, respectively. In 2016 and 2015, dividend payments to the Manufacturing group totaled $29 million and $63 million, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2016	2015	2014
Operating activities	$1,014	$1,094	$1,211
Investing activities	(523)	(388)	(1,919)
Financing activities	(168)	(504)	335

In 2016, cash flows provided by operating activities was $1,014 million, compared with $1,094 million in 2015, a 7% decrease.   This decrease was primarily the result of changes in working capital, which included lower customer deposits of $257 million largely related to performance-based payments on certain military contracts in the Bell segment. These decreases were partially offset by a $75 million increase in cash proceeds from the settlements of corporate-owned life insurance policies and $42 million in lower payments for taxes and pension contributions as disclosed below.

Cash flows provided by operating activities was $1,094 million in 2015, compared with $1,211 million in 2014, a 10% decrease.  This decrease was largely due to a change in working capital, partially offset by higher income from continuing operations of $93 million. A significant factor contributing to the decrease in cash flows related to working capital was a reduction in customer deposits of $304 million at Textron Aviation, largely reflecting advance deposits received on military contracts in 2014 for 2015 deliveries.

Net tax payments were $174 million, $198 million and $289 million in 2016, 2015 and 2014, respectively. Pension contributions were $50 million, $68 million and $76 million in 2016, 2015 and 2014, respectively.

Investing cash flows included capital expenditures of $446 million, $420 million and $429 million in 2016, 2015 and 2014, respectively. Investing cash flows also included cash used for acquisitions of $186 million and $81 million in 2016 and 2015, respectively, as well as a $1.5 billion aggregate cash payment to acquire Beechcraft in 2014.  Collections on finance receivables totaled $44 million, $67 million and $91 million in 2016, 2015 and 2014, respectively.

In 2016, 2015 and 2014, cash used in financing activities included the repayment of outstanding long-term debt of $457 million, $356 million and $904 million, respectively, and share repurchases of $241 million, $219 million and $340 million, respectively.  Total financing cash flows also included proceeds from long-term debt of $525 million and $61 million in 2016 and 2015, respectively, and $1.6 billion in 2014, most of which was used to finance a portion of the Beechcraft acquisition.

Captive Financing and Other Intercompany Transactions

The Finance group provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters manufactured by our Manufacturing group, otherwise known as captive financing.  In the Consolidated Statements of Cash Flows, cash received from customers is reflected as operating activities when received from third parties.  However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group.  For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows.  Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow.  Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing.  These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated from the Consolidated Statements of Cash Flows.

Reclassification adjustments included in the Consolidated Statement of Cash Flows are summarized below:

(In millions)	2016	2015	2014
Reclassification adjustments from investing activities:
Cash received from customers	$248	$284	$365
Finance receivable originations for Manufacturing group inventory sales	(173)	(194)	(215)
Other	(31)	(1)	(41)
Total reclassification adjustments from investing activities	44	89	109
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(29)	(63)	—
Total reclassification adjustments to cash flow from operating activities	$15	$26	$109

Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC.  The agreement, which was amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $125 million.  There were no cash contributions required to be paid to TFC in 2016, 2015 and 2014 to maintain compliance with the support agreement.

Contractual Obligations

Manufacturing Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of December 31, 2016:

		Payments Due by Period
(In millions)	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Liabilities reflected in balance sheet:
Debt	$2,793	$363	$614	$702	$1,114
Interest on borrowings	649	130	212	146	161
Pension benefits for unfunded plans	387	27	49	46	265
Postretirement benefits other than pensions	317	35	61	52	169
Other long-term liabilities	472	96	122	97	157
Liabilities not reflected in balance sheet:
Purchase obligations	2,619	2,019	535	58	7
Operating leases	439	79	122	83	155
Total Manufacturing group	$7,676	$2,749	$1,715	$1,184	$2,028

Pension and Postretirement Benefits

We maintain defined benefit pension plans and postretirement benefit plans other than pensions as described in Note 11 to the Consolidated Financial Statements. Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. Our policy for funding pension plans is to make contributions annually, consistent with applicable laws and regulations; however, future contributions to our pension plans are not included in the above table.  In 2017, we expect to make approximately $28 million of contributions to our funded pension plans and the Retirement Account Plan. Based on our current assumptions, which may change with changes in market conditions, our current contribution for each of the years from 2018 through 2021 are estimated to be in the range of approximately $75 million to $150 million under the plan provisions in place at this time.

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

Purchase Obligations

Purchase obligations include undiscounted amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates. Approximately 38% of the purchase obligations we disclose represent purchase orders issued for goods and services to be delivered under firm contracts with the U.S. Government for which we have full recourse under customary contract termination clauses.

Finance Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Finance group as of December 31, 2016:

		Payments Due by Period
(In millions)	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Liabilities reflected in balance sheet:
Term debt	$604	$64	$427	$59	$54
Subordinated debt	299	—	—	—	299
Interest on borrowings	181	22	31	17	111
Total Finance group	$1,084	$86	$458	$76	$464

At December 31, 2016, the Finance group also had $79 million in other liabilities that are payable within the next 12 months.

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

The following table sets forth the aggregate gross amount of all program profit adjustments that are included within segment profit for the three years ended December 31, 2016:

(In millions)	2016	2015	2014
Gross favorable	$106	$111	$132
Gross unfavorable	(23)	(33)	(37)
Net adjustments	$83	$78	$95

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

To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will increase pension expense.  For 2016, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 7.58%, compared with 7.57% in 2015.  For the last five years, the assumed rate of return for our domestic plans, which represent approximately 91% of our total pension assets, was 7.75%.  A 50 basis-point decrease in this long-term rate of return in 2016 would have increased pension cost for our domestic plans by approximately $30 million.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled.  This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change.  A lower discount rate increases the present value of the benefit obligations and increases pension expense.  In 2016, the weighted-average discount rate used in calculating pension expense was 4.66%, compared with 4.25% in 2015.  For our domestic plans, the assumed discount rate was 4.75% in 2016, compared with 4.25% in 2015.  A 50 basis-point decrease in the weighted-average discount rate would have increased pension cost for our domestic plans by approximately $33 million in 2016.

The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities.  The 2016 medical and prescription drug healthcare cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits.  In 2016, we assumed a trend rate of 7.25% for both medical and prescription drug healthcare rates and assumed this rate would gradually decline to 5.0% by 2024 and then remain at that level.  See Note 11 to the Consolidated Financial Statements for the impact of a one-percentage-point change in the cost trend rate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency-denominated assets with liabilities in the same currency so that certain exposures are naturally offset.  We primarily use borrowings denominated in British pound sterling for these purposes.  In managing our foreign currency transaction exposures, we also enter into foreign currency exchange contracts.  These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency.  The notional amount of outstanding foreign currency exchange contracts was approximately $665 million and $706 million at the end of 2016 and 2015, respectively.  Foreign currency exchange rate changes decreased both revenues and segment profit in 2016 by $36 million and $12 million, respectively, and in 2015 by $244 million and $20 million, respectively.  The impact of foreign currency exchange rate changes on revenues and segment profit for 2014 was not significant.

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

	2016			2015
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign exchange rate risk
Debt	$(187)	$(211)	$(21)	$(224)	$(250)	$(25)
Foreign currency exchange contracts	(3)	(3)	29	(21)	(21)	31
	$(190)	$(214)	$8	$(245)	$(271)	$6
Interest rate risk
Debt	$(2,690)	$(2,809)	$(22)	$(2,628)	$(2,744)	$(18)
Finance group
Interest rate risk
Finance receivables	$759	$788	$15	$894	$850	$21
Debt	(903)	(831)	20	(913)	(840)	19

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

Consolidated Statements of Operations

For each of the years in the three-year period ended December 31, 2016

(In millions, except per share data)	2016	2015	2014
Revenues
Manufacturing revenues	$13,710	$13,340	$13,775
Finance revenues	78	83	103
Total revenues	13,788	13,423	13,878
Costs, expenses and other
Cost of sales	11,311	10,979	11,421
Selling and administrative expense	1,304	1,304	1,361
Interest expense	174	169	191
Special charges	123	—	52
Total costs, expenses and other	12,912	12,452	13,025
Income from continuing operations before income taxes	876	971	853
Income tax expense	33	273	248
Income from continuing operations	843	698	605
Income (loss) from discontinued operations, net of income taxes*	119	(1)	(5)
Net income	$962	$697	$600
Basic earnings per share
Continuing operations	$3.11	$2.52	$2.17
Discontinued operations	0.44	—	(0.02)
Basic earnings per share	$3.55	$2.52	$2.15
Diluted earnings per share
Continuing operations	$3.09	$2.50	$2.15
Discontinued operations	0.44	—	(0.02)
Diluted earnings per share	$3.53	$2.50	$2.13

*Income from discontinued operations, net of income taxes for the year ended December 31, 2016 primarily includes the settlement of a U.S. federal income tax audit.  See Note 13 to the Consolidated Financial Statements for additional information.

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

For each of the years in the three-year period ended December 31, 2016

(In millions)	2016	2015	2014
Net income	$962	$697	$600
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	(178)	184	(401)
Foreign currency translation adjustments	(49)	(65)	(75)
Deferred gains (losses) on hedge contracts, net of reclassifications	20	(11)	(3)
Other comprehensive income (loss)	(207)	108	(479)
Comprehensive income	$755	$805	$121

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	December 31, 2016	January 2, 2016
Assets
Manufacturing group
Cash and equivalents	$1,137	$946
Accounts receivable, net	1,064	1,047
Inventories	4,464	4,144
Other current assets	388	341
Total current assets	7,053	6,478
Property, plant and equipment, net	2,581	2,492
Goodwill	2,113	2,023
Other assets	2,331	2,399
Total Manufacturing group assets	14,078	13,392
Finance group
Cash and equivalents	161	59
Finance receivables, net	935	1,087
Other assets	184	170
Total Finance group assets	1,280	1,316
Total assets	$15,358	$14,708
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$363	$262
Accounts payable	1,273	1,063
Accrued liabilities	2,257	2,467
Total current liabilities	3,893	3,792
Other liabilities	2,354	2,376
Long-term debt	2,414	2,435
Total Manufacturing group liabilities	8,661	8,603
Finance group
Other liabilities	220	228
Debt	903	913
Total Finance group liabilities	1,123	1,141
Total liabilities	9,784	9,744
Shareholders’ equity
Common stock (270.3 million and 288.3 million shares issued, respectively, and 270.3 million and 274.2 million shares outstanding, respectively)	34	36
Capital surplus	1,599	1,587
Treasury stock	—	(559)
Retained earnings	5,546	5,298
Accumulated other comprehensive loss	(1,605)	(1,398)
Total shareholders’ equity	5,574	4,964
Total liabilities and shareholders’ equity	$15,358	$14,708

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 28, 2013	$35	$1,331	$—	$4,045	$(1,027)	$4,384
Net income				600		600
Other comprehensive loss					(479)	(479)
Dividends declared ($0.08 per share)				(22)		(22)
Share-based compensation activity	1	134				135
Purchases of common stock			(340)			(340)
Other		(6)				(6)
Balance at January 3, 2015	36	1,459	(340)	4,623	(1,506)	4,272
Net income				697		697
Other comprehensive income					108	108
Dividends declared ($0.08 per share)				(22)		(22)
Share-based compensation activity		126				126
Purchases of common stock			(219)			(219)
Other		2				2
Balance at January 2, 2016	36	1,587	(559)	5,298	(1,398)	4,964
Net income				962		962
Other comprehensive loss					(207)	(207)
Dividends declared ($0.08 per share)				(22)		(22)
Share-based compensation activity	1	119				120
Purchases of common stock			(241)			(241)
Retirement of treasury stock	(3)	(105)	800	(692)		—
Other		(2)				(2)
Balance at December 31, 2016	$34	$1,599	$—	$5,546	$(1,605)	$5,574

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended December 31, 2016

	Consolidated
(In millions)	2016	2015	2014
Cash flows from operating activities
Net income	$962	$697	$600
Less: Income (loss) from discontinued operations	119	(1)	(5)
Income from continuing operations	843	698	605
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	449	461	459
Asset impairments	40	7	—
Deferred income taxes	48	4	(19)
Other, net	92	99	100
Changes in assets and liabilities:
Accounts receivable, net	(33)	(14)	56
Inventories	(352)	(239)	(209)
Other assets	72	(36)	(33)
Accounts payable	215	43	(228)
Accrued and other liabilities	(281)	(155)	311
Income taxes, net	(189)	71	(22)
Pension, net	25	69	46
Captive finance receivables, net	75	90	150
Other operating activities, net	10	(4)	(5)
Net cash provided by operating activities of continuing operations	1,014	1,094	1,211
Net cash used in operating activities of discontinued operations	(2)	(4)	(3)
Net cash provided by operating activities	1,012	1,090	1,208
Cash flows from investing activities
Capital expenditures	(446)	(420)	(429)
Net cash used in acquisitions	(186)	(81)	(1,628)
Finance receivables repaid	44	67	91
Other investing activities, net	65	46	47
Net cash used in investing activities	(523)	(388)	(1,919)
Cash flows from financing activities
Proceeds from long-term debt	525	61	1,567
Principal payments on long-term debt and nonrecourse debt	(457)	(356)	(904)
Purchases of Textron common stock	(241)	(219)	(340)
Proceeds from exercise of stock options	36	32	50
Dividends paid	(22)	(22)	(28)
Other financing activities, net	(9)	—	(10)
Net cash provided by (used in) financing activities	(168)	(504)	335
Effect of exchange rate changes on cash and equivalents	(28)	(15)	(13)
Net increase (decrease) in cash and equivalents	293	183	(389)
Cash and equivalents at beginning of year	1,005	822	1,211
Cash and equivalents at end of year	$1,298	$1,005	$822

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued

For each of the years in the three-year period ended December 31, 2016

	Manufacturing Group			Finance Group
(In millions)	2016	2015	2014	2016	2015	2014
Cash flows from operating activities
Net income	$951	$683	$585	$11	$14	$15
Less: Income (loss) from discontinued operations	119	(1)	(5)	—	—	—
Income from continuing operations	832	684	590	11	14	15
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	437	449	446	12	12	13
Asset impairments	40	7	—	—	—	—
Deferred income taxes	36	14	(7)	12	(10)	(12)
Other, net	90	90	86	2	9	14
Changes in assets and liabilities:
Accounts receivable, net	(33)	(14)	56	—	—	—
Inventories	(347)	(241)	(168)	—	—	—
Other assets	104	(40)	(18)	(6)	4	(15)
Accounts payable	215	43	(228)	—	—	—
Accrued and other liabilities	(276)	(144)	316	(5)	(8)	(5)
Income taxes, net	(174)	62	(17)	(15)	9	(5)
Pension, net	25	69	46	—	—	—
Dividends received from Finance group	29	63	—	—	—	—
Other operating activities, net	10	(4)	(5)	—	—	—
Net cash provided by operating activities of continuing operations	988	1,038	1,097	11	30	5
Net cash used in operating activities of discontinued operations	(2)	(4)	(3)	—	—	—
Net cash provided by operating activities	986	1,034	1,094	11	30	5
Cash flows from investing activities
Capital expenditures	(446)	(420)	(429)	—	—	—
Net cash used in acquisitions	(186)	(81)	(1,628)	—	—	—
Finance receivables repaid	—	—	—	292	351	456
Finance receivables originated	—	—	—	(173)	(194)	(215)
Other investing activities, net	11	5	(8)	23	40	14
Net cash provided by (used in) investing activities	(621)	(496)	(2,065)	142	197	255
Cash flows from financing activities
Proceeds from long-term debt	345	—	1,439	180	61	128
Principal payments on long-term debt and nonrecourse debt	(254)	(100)	(559)	(203)	(256)	(345)
Purchases of Textron common stock	(241)	(219)	(340)	—	—	—
Proceeds from exercise of stock options	36	32	50	—	—	—
Dividends paid	(22)	(22)	(28)	(29)	(63)	—
Other financing activities, net	(10)	1	(10)	1	(1)	—
Net cash provided by (used in) financing activities	(146)	(308)	552	(51)	(259)	(217)
Effect of exchange rate changes on cash and equivalents	(28)	(15)	(13)	—	—	—
Net increase (decrease) in cash and equivalents	191	215	(432)	102	(32)	43
Cash and equivalents at beginning of year	946	731	1,163	59	91	48
Cash and equivalents at end of year	$1,137	$946	$731	$161	$59	$91

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

Our Finance group provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters manufactured by our Manufacturing group, otherwise known as captive financing.  In the Consolidated Statements of Cash Flows, cash received from customers is reflected as operating activities when received from third parties.  However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group.  For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows.  Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow.  Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing.  These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated in consolidation.

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

We periodically change our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting. These changes in estimates increased income from continuing operations before income taxes by $83 million, $78 million and $95 million in 2016, 2015 and 2014, respectively, ($52 million, $49 million and $60 million after tax, respectively, or $0.19, $0.18 and $0.21 per diluted share, respectively).  For 2016, 2015 and 2014, the gross favorable program profit adjustments totaled $106 million, $111 million and $132 million, respectively, and the gross unfavorable program profit adjustments totaled $23 million, $33 million and $37 million, respectively.

Revenue Recognition

We generally recognize revenue for the sale of products, which are not under long-term contracts, upon delivery.  For commercial aircraft, delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risk and rewards of ownership.  Taxes collected from customers and remitted to government authorities are recorded on a net basis.

When a sale arrangement involves multiple deliverables, such as sales of products that include customization and other services, we evaluate the arrangement to determine whether there are separate items that are required to be delivered under the arrangement that qualify as separate units of accounting.  These arrangements typically involve the customization services we offer to customers who purchase Bell helicopters, and the services generally are provided within the first six months after the customer accepts the aircraft and assumes risk of loss.  We consider the aircraft and the customization services to be separate units of accounting and allocate contract price between the two on a relative selling price basis using the best evidence of selling price for each of the deliverables, typically by reference to the price charged when the same or similar items are sold separately by us.  We also consider any performance, cancellation, termination or refund-type provisions.  Revenue is recognized when the recognition criteria for each unit of accounting are met.

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

Inventories

Inventories are stated at the lower of cost or estimated net realizable value.  We value our inventories generally using the first-in, first-out (FIFO) method or the last-in, first-out (LIFO) method for certain qualifying inventories where LIFO provides a better matching of costs and revenues. We determine costs for our commercial helicopters on an average cost basis by model considering the expended and estimated costs for the current production release.  Inventories include costs related to long-term contracts, which are stated at actual production costs, including allocable operating overhead, advances to suppliers, and, in the case of contracts with the U.S. Government, allocable research and development and general and administrative expenses.  Since our inventoried costs include amounts related to contracts with long production cycles, a portion of these costs is not expected to be realized within one year.  Pursuant to contract provisions, agencies of the U.S. Government have title to, or security interest in, inventories related to such contracts as a result of advances, performance-based payments and progress payments.  Accordingly, these advances and payments are reflected as an offset against the related inventory balances with any remaining amounts recorded as a liability in customer deposits.  Customer deposits are recorded against inventory only when the right of offset exists, while all other customer deposits are recorded in Accrued liabilities.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated primarily using the straight-line method.  We capitalize expenditures for improvements that increase asset values and extend useful lives.  Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the carrying value of the asset exceeds the sum of the undiscounted expected future cash flows, the asset is written down to fair value.

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration paid for the acquisition of a business over the fair values assigned to intangible and other net assets of the acquired business.  Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to an annual impairment test. We evaluate the recoverability of these assets in the fourth quarter of each year or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate a potential impairment.

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

Acquired intangible assets with finite lives are subject to amortization. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Amortization of these intangible assets is recognized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.  Approximately 79% of our gross intangible assets are amortized based on the cash flow streams used to value the assets, with the remaining assets amortized using the straight-line method.

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

For our year-end measurement, our defined benefit plan assets and obligations are measured as of the month-end date closest to our fiscal year-end.  We recognize the overfunded or underfunded status of our pension and postretirement plans in the Consolidated Balance Sheets and recognize changes in the funded status of our defined benefit plans in comprehensive income in the year in which they occur. Actuarial gains and losses that are not immediately recognized as net periodic pension cost are recognized as a component of other comprehensive income (loss) (OCI) and are amortized into net periodic pension cost in future periods.

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

Research and Development Costs

Our customer-funded research and development costs are charged directly to the related contracts, which primarily consist of U.S. Government contracts. In accordance with government regulations, we recover a portion of company-funded research and development costs through overhead rate charges on our U.S. Government contracts.  Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred.  Company-funded research and development costs were $677 million, $778 million and $694 million in 2016, 2015 and 2014, respectively, and are included in cost of sales.

Income Taxes

The provision for income tax expense is calculated on reported Income from continuing operations before income taxes based on current tax law and includes, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Tax laws may require items to be included in the determination of taxable income at different times from when the items are reflected in the financial statements. Deferred tax balances reflect the effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and their tax bases, as well as from net operating losses and tax credit carryforwards, and are stated at enacted tax rates in effect for the year taxes are expected to be paid or recovered.  Deferred tax assets represent tax benefits for tax deductions or credits available in future years and require certain estimates and assumptions to determine whether it is more likely than not that all or a portion of the benefit will not be realized.  The recoverability of these future tax deductions and credits is determined by assessing the adequacy of future expected taxable income from all sources, including the future reversal of existing taxable temporary differences, taxable income in carryback years, estimated future taxable income and available tax planning strategies. Should a change in facts or circumstances lead to a change in judgment about the ultimate recoverability of a deferred tax asset, we record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in income tax expense.

We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date.  To be recognized in the financial statements, the tax position must meet the more-likely-than-not threshold that the position will be sustained upon examination by the tax authority based on technical merits assuming the tax authority has full knowledge of all relevant information.  For positions meeting this recognition threshold, the benefit is measured as the largest amount of benefit that meets the more-likely-than-not threshold to be sustained. We periodically evaluate these tax positions based on the latest available information.  For tax positions that do not meet the threshold requirement, we recognize net tax-related interest and penalties for continuing operations in income tax expense.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, that outlines a five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a one-year deferral of the effective date of the standard to the beginning of 2018 for public companies, with an option to adopt the standard as early as the original effective date of 2017.  The standard may be adopted either retrospectively or on a modified retrospective basis. We will adopt the standard in 2018 and expect to apply it on a modified retrospective basis, with a cumulative catch-up adjustment recognized at the beginning of 2018.  The standard will primarily impact our businesses under long-term production contracts with the U.S. Government as these contracts currently use the units-of-delivery accounting method; under the new standard, these contracts will transition to a model that recognizes revenue over time, principally as costs are incurred, resulting in earlier revenue recognition.  In 2016, approximately 25% of our revenues were from contracts with the U.S. Government.  Given the complexity of our contracts, we are continuing to assess the potential effect that the standard is expected to have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, that requires lessees to recognize all leases with a term greater than 12 months on the balance sheet as right-to-use assets and lease liabilities, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance.  Under the current accounting guidance, we are not required to recognize assets and liabilities arising from operating leases on the balance sheet.  The new standard is effective for our company at the beginning of 2019 and early adoption is permitted.  Entities must adopt the standard on a modified retrospective basis whereby it would be applied at the beginning of the earliest comparative year.  While we continue to evaluate the impact of the standard on our consolidated financial statements, we expect that it will materially increase our assets and liabilities on our consolidated balance sheet as we recognize the rights and corresponding obligations related to our operating leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses.  The new standard is effective for our company at the beginning of 2020 with early adoption permitted beginning in 2019.  Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date.  We are currently evaluating the impact of the standard on our consolidated financial statements.

Note 2. Business Acquisitions, Goodwill and Intangible Assets

2016 Acquisitions

In 2016, we paid $186 million in cash and assumed debt of $19 million to acquire six businesses, net of cash acquired and holdbacks.  Our acquisition of Able Engineering and Component Services, Inc. and Able Aerospace, Inc. (Able) in the first quarter of 2016 represented the largest of these businesses and is included in the Textron Aviation segment.  Able is an industry-leading repair and overhaul business that provides component repairs, component exchanges and replacement parts, among other support and service offerings for commercial rotorcraft and fixed-wing aircraft customers around the world.  We are in the process of allocating the purchase price and valuing the acquired assets and liabilities for certain of these acquisitions.  Based on the allocation of the aggregate purchase price for these acquisitions as of December 31, 2016, $101 million has been allocated to goodwill, related to expected synergies and the value of the existing workforce, and $59 million to intangible assets.  Of the recorded goodwill, approximately $45 million is deductible for tax purposes.  The intangible assets, which primarily include customer relationships and technologies, are amortized over a weighted-average period of 15 years.  The operating results of these acquisitions have been included in the Consolidated Statements of Operations since their respective closing dates.

2015 Acquisitions

During 2015, we made aggregate cash payments for acquisitions of $81 million, which included three businesses within our Industrial and Textron Aviation segments.

2014 Acquisitions

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

Goodwill

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Total
Balance at January 3, 2015	$554	$31	$1,057	$385	$2,027
Acquisitions	6	—	—	10	16
Foreign currency translation	—	—	(6)	(14)	(20)
Balance at January 2, 2016	560	31	1,051	381	2,023
Acquisitions	54	—	36	7	97
Foreign currency translation	(1)	—	—	(6)	(7)
Balance at December 31, 2016	$613	$31	$1,087	$382	$2,113

Intangible Assets

Our intangible assets are summarized below:

		December 31, 2016			January 2, 2016
(Dollars in millions)	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and technology	15	$537	$(158)	$379	$513	$(120)	$393
Customer relationships and contractual agreements	15	384	(226)	158	375	(220)	155
Trade names and trademarks	16	264	(36)	228	263	(32)	231
Other	9	18	(16)	2	23	(19)	4
Total		$1,203	$(436)	$767	$1,174	$(391)	$783

Trade names and trademarks in the table above include $204 million of indefinite-lived intangible assets at both December 31, 2016 and January 2, 2016.  Amortization expense totaled $66 million, $61 million and $62 million in 2016, 2015 and 2014, respectively. Amortization expense is estimated to be approximately $66 million, $63 million, $62 million, $58 million and $55 million in 2017, 2018, 2019, 2020 and 2021, respectively.

Note 3. Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	December 31, 2016	January 2, 2016
Commercial	$797	$841
U.S. Government contracts	294	239
	1,091	1,080
Allowance for doubtful accounts	(27)	(33)
Total	$1,064	$1,047

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $178 million at December 31, 2016 and $135 million at January 2, 2016.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	December 31, 2016	January 2, 2016
Finance receivables*	$976	$1,135
Allowance for losses	(41)	(48)
Total finance receivables, net	$935	$1,087

* Includes finance receivables held for sale of $30 million at both December 31, 2016 and January 2, 2016.

Finance receivables primarily includes loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters.  These loans typically have initial terms ranging from five to ten years, amortization terms ranging from eight to fifteen years and an average balance of $1 million at December 31, 2016.  Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan.

Our finance receivables are diversified across geographic region and borrower industry.  At December 31, 2016, 61% of our finance receivables were distributed internationally and 39% throughout the U.S., compared with 62% and 38%, respectively, at the end of 2015.  At December 31, 2016 and January 2, 2016, finance receivables of $411 million and $493 million, respectively, have been pledged as collateral for TFC’s debt of $244 million and $352 million, respectively.

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

Finance receivables categorized based on the credit quality indicators and by delinquency aging category are summarized as follows:

(Dollars in millions)	December 31, 2016	January 2, 2016
Performing	$758	$891
Watchlist	101	130
Nonaccrual	87	84
Nonaccrual as a percentage of finance receivables	9.20%	7.60%
Less than 31 days past due	$857	$950
31-60 days past due	49	86
61-90 days past due	18	42
Over 90 days past due	22	27
60+ days contractual delinquency as a percentage of finance receivables	4.23%	6.24%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  Interest income recognized on impaired loans was not significant in 2016 or 2015.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	December 31, 2016	January 2, 2016
Recorded investment:
Impaired loans with related allowance for losses	$55	$62
Impaired loans with no related allowance for losses	65	42
Total	$120	$104
Unpaid principal balance	$125	$113
Allowance for losses on impaired loans	11	17
Average recorded investment	101	102

Allowance for Losses

A rollforward of the allowance for losses on finance receivables and a summary of its composition, based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table specifically exclude $99 million and $118 million of leveraged leases at December 31, 2016 and January 2, 2016, respectively, in accordance with U.S. generally accepted accounting principles.

(In millions)	December 31, 2016	January 2, 2016
Balance at beginning of year	$48	$51
Provision for losses	(1)	(2)
Charge-offs	(16)	(14)
Recoveries	10	13
Balance at end of year	$41	$48
Allowance based on collective evaluation	$30	$31
Allowance based on individual evaluation	11	17
Finance receivables evaluated collectively	727	883
Finance receivables evaluated individually	120	104

Note 4. Inventories

Inventories are composed of the following:

(In millions)	December 31, 2016	January 2, 2016
Finished goods	$1,947	$1,735
Work in process	2,742	2,921
Raw materials and components	724	605
	5,413	5,261
Progress/milestone payments	(949)	(1,117)
Total	$4,464	$4,144

Inventories valued by the LIFO method totaled $1.9 billion and $1.6 billion at December 31, 2016 and January 2, 2016, respectively, and the carrying values of these inventories would have been higher by approximately $457 million and $463 million, respectively, had our LIFO inventories been valued at current costs. Inventories related to long-term contracts, net of progress/milestone payments, were $557 million and $611 million at December 31, 2016 and January 2, 2016, respectively.

Note 5. Property, Plant and Equipment, Net

Our Manufacturing group’s property, plant and equipment, net is composed of the following:

(Dollars in millions)	Useful Lives (in years)	December 31, 2016	January 2, 2016
Land and buildings	3 – 40	$1,884	$1,859
Machinery and equipment	1 – 20	4,820	4,548
		6,704	6,407
Accumulated depreciation and amortization		(4,123)	(3,915)
Total		$2,581	$2,492

At December 31, 2016 and January 2, 2016, assets under capital leases totaled $284 million and $275 million, respectively, and had accumulated amortization of $85 million and $87 million, respectively. The Manufacturing group’s depreciation expense, which included amortization expense on capital leases, totaled $368 million, $383 million and $379 million in 2016, 2015 and 2014, respectively.

Note 6. Accrued Liabilities

The accrued liabilities of our Manufacturing group are summarized below:

(In millions)	December 31, 2016	January 2, 2016
Customer deposits	$991	$1,323
Salaries, wages and employer taxes	301	315
Current portion of warranty and product maintenance contracts	151	137
Other	814	692
Total	$2,257	$2,467

Changes in our warranty liability are as follows:

(In millions)	2016	2015	2014
Balance at beginning of year	$143	$148	$121
Provision	79	78	75
Settlements	(70)	(72)	(71)
Acquisitions	2	3	43
Adjustments*	(16)	(14)	(20)
Balance at end of year	$138	$143	$148

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 7. Debt and Credit Facilities

Our debt is summarized in the table below:

(In millions)	December 31, 2016	January 2, 2016
Manufacturing group
4.625% due 2016	$—	$250
5.60% due 2017	350	350
Variable-rate note due 2018 (2.09% and 1.58%, respectively)	150	150
7.25% due 2019	250	250
Variable-rate note due 2019 (1.95% and 1.59%, respectively)	200	200
6.625% due 2020	184	222
3.65% due 2021	250	250
5.95% due 2021	250	250
4.30% due 2024	350	350
3.875% due 2025	350	350
4.00% due 2026	350	—
Other (weighted-average rate of 2.86% and 1.29%, respectively)	93	75
Total Manufacturing group debt	$2,777	$2,697
Less: Short-term debt and current portion of long-term debt	(363)	(262)
Total Long-term debt	$2,414	$2,435
Finance group
Fixed-rate notes due 2016-2017 (weighted-average rate of 4.59%) (a)	$10	$21
Variable-rate note due 2018 (weighted-average rate of 1.89% and 1.53%, respectively)	200	200
2.26% note due 2019	150	—
Fixed-rate notes due 2017-2025 (weighted-average rate of 2.87% and 2.79%, respectively) (a) (b)	202	300
Variable-rate notes due 2016-2025 (weighted-average rate of 1.97% and 1.54%, respectively) (a) (b)	42	52
Securitized debt (weighted-average rate of 1.71%)	—	41
6% Fixed-to-Floating Rate Junior Subordinated Notes	299	299
Total Finance group debt	$903	$913

(a)          Notes amortize on a quarterly or semi-annual basis.

(b)          Notes are secured by finance receivables as described in Note 3.

The following table shows required payments during the next five years on debt outstanding at December 31, 2016:

(In millions)	2017	2018	2019	2020	2021
Manufacturing group	$363	$157	$457	$195	$507
Finance group	64	239	188	36	23
Total	$427	$396	$645	$231	$530

On September 30, 2016, Textron entered into a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At December 31, 2016, there were no amounts borrowed against the facility and there were $11 million of letters of credit issued against it.  This facility replaced the existing 5-year facility, which had no outstanding borrowings and was scheduled to expire in October 2018.

6% Fixed-to-Floating Rate Junior Subordinated Notes

The Finance group’s $299 million of 6% Fixed-to-Floating Rate Junior Subordinated Notes are unsecured and rank junior to all of its existing and future senior debt.  The notes mature on February 15, 2067; however, we have the right to redeem the notes at par on or after February 15, 2017 and are obligated to redeem the notes beginning on February 15, 2042.  Interest on the notes is fixed at 6% until February 15, 2017 and is variable at the three-month London Interbank Offered Rate + 1.735% thereafter.

Support Agreement

Under a Support Agreement, as amended in December 2015, Textron Inc. is required to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $125 million.  There were no cash contributions required to be paid to TFC in 2016, 2015 and 2014 to maintain compliance with the support agreement.

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At December 31, 2016 and January 2, 2016, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $665 million and $706 million, respectively.  At December 31, 2016, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and a $17 million liability. At January 2, 2016, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and a $28 million liability.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

During the years ended December 31, 2016 and January 2, 2016, the Finance group’s impaired nonaccrual finance receivables of $44 million and $45 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides. Fair value measurements recorded on impaired finance receivables resulted in charges to provision for loan losses totaling $10 million, $13 million and $18 million for 2016, 2015 and 2014, respectively.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	December 31, 2016		January 2, 2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(2,690)	$(2,809)	$(2,628)	$(2,744)
Finance group
Finance receivables, excluding leases	729	758	863	820
Debt	(903)	(831)	(913)	(840)

Fair value for the Manufacturing group debt is determined using market observable data for similar transactions (Level 2).  The fair value for the Finance group debt was determined primarily based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations (Level 2).  Fair value estimates for finance receivables were determined based on internally developed discounted cash flow models primarily utilizing significant unobservable inputs (Level 3), which include estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and expectations of borrowers’ ability to make payments on a timely basis.

Note 9. Shareholders’ Equity

Capital Stock

We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity for the three years ended December 31, 2016 is presented below:

(In thousands)	2016	2015	2014
Balance at beginning of year	274,228	276,582	282,059
Stock repurchases	(6,898)	(5,197)	(8,921)
Share-based compensation activity	2,957	2,843	3,444
Balance at end of year	270,287	274,228	276,582

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2016	2015	2014
Basic weighted-average shares outstanding	270,774	276,682	279,409
Dilutive effect of:
Stock options	1,591	2,045	2,049
Accelerated Share Repurchase agreement	—	—	332
Diluted weighted-average shares outstanding	272,365	278,727	281,790

Stock options to purchase 2 million shares of common stock are excluded from the calculation of diluted weighted-average shares outstanding for each year presented as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at January 3, 2015	$(1,511)	$18	$(13)	$(1,506)
Other comprehensive income (loss) before reclassifications	92	(65)	(26)	1
Reclassified from Accumulated other comprehensive loss	92	—	15	107
Other comprehensive income (loss)	184	(65)	(11)	108
Balance at January 2, 2016	$(1,327)	$(47)	$(24)	$(1,398)
Other comprehensive income (loss) before reclassifications	(240)	(49)	7	(282)
Reclassified from Accumulated other comprehensive loss	62	—	13	75
Other comprehensive income (loss)	(178)	(49)	20	(207)
Balance at December 31, 2016	$(1,505)	$(96)	$(4)	$(1,605)

Other Comprehensive Income (Loss)

The before and after-tax components of other comprehensive income (loss) are presented below:

	2016			2015			2014
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Pension and postretirement benefits adjustments:
Unrealized gains (losses)	$(382)	$135	$(247)	$136	$(44)	$92	$(734)	$252	$(482)
Amortization of net actuarial loss*	104	(39)	65	150	(53)	97	114	(40)	74
Amortization of prior service credit*	(7)	4	(3)	(7)	2	(5)	(8)	4	(4)
Recognition of prior service credit	12	(5)	7	—	—	—	18	(7)	11
Pension and postretirement benefits adjustments, net	(273)	95	(178)	279	(95)	184	(610)	209	(401)
Deferred gains (losses) on hedge contracts:
Current deferrals	11	(4)	7	(33)	7	(26)	(16)	4	(12)
Reclassification adjustments	17	(4)	13	19	(4)	15	12	(3)	9
Deferred gains (losses) on hedge contracts, net	28	(8)	20	(14)	3	(11)	(4)	1	(3)
Foreign currency translation adjustments	(36)	(13)	(49)	(55)	(10)	(65)	(71)	(4)	(75)
Total	$(281)	$74	$(207)	$210	$(102)	$108	$(685)	$206	$(479)

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

Through our Deferred Income Plan for Textron Executives, we provide certain executives the opportunity to voluntarily defer up to 80% of their base salary, along with incentive compensation.  Elective deferrals may be put into either a stock unit account or an interest-bearing account. Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment.  The intrinsic value of amounts paid under this deferred income plan was not significant in 2016, 2015 and 2014.

Share-based compensation costs are reflected primarily in selling and administrative expense.  Compensation expense included in net income for our share-based compensation plans is as follows:

(In millions)	2016	2015	2014
Compensation expense	$71	$63	$85
Income tax benefit	(26)	(23)	(32)
Total net compensation expense included in net income	$45	$40	$53

Compensation expense included approximately $20 million in 2016 and $21 million in both 2015 and 2014, respectively, for a portion of the fair value of stock options issued and the portion of previously granted options for which the requisite service has been rendered.

Compensation cost for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. As of December 31, 2016, we had not recognized $43 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years.

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

The weighted-average fair value of options granted during the past three years and the assumptions used in our option-pricing model for such grants are as follows:

	2016	2015	2014
Fair value of options at grant date	$10.33	$14.03	$12.72
Dividend yield	0.2%	0.2%	0.2%
Expected volatility	33.6%	34.9%	34.5%
Risk-free interest rate	1.2%	1.5%	1.5%
Expected term (in years)	4.8	4.8	5.0

The stock option activity during 2016 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	8,808	$32.91
Granted	1,795	34.51
Exercised	(1,143)	(28.57)
Forfeited or expired	(196)	(39.85)
Outstanding at end of year	9,264	$33.61
Exercisable at end of year	5,849	$30.71

At December 31, 2016, our outstanding options had an aggregate intrinsic value of $139 million and a weighted-average remaining contractual life of six years.  Our exercisable options had an aggregate intrinsic value of $104 million and a weighted-average remaining contractual life of five years at December 31, 2016.  The total intrinsic value of options exercised during 2016, 2015 and 2014 was $15 million, $23 million and $25 million, respectively.

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

The 2016 activity for restricted stock units is provided below:

Units Payable in Stock	Units Payable in Cash

(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	880	$33.97	1,492	$34.84
Granted	189	34.50	403	34.59
Vested	(272)	(28.57)	(352)	(27.70)
Forfeited	—	—	(99)	(37.42)
Outstanding at end of year, nonvested	797	$35.94	1,444	$36.33

The fair value of the restricted stock awards that vested and/or amounts paid under these awards is as follows:

(In millions)	2016	2015	2014
Fair value of awards vested	$20	$25	$25
Cash paid	12	20	23

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

The 2016 activity for our performance share units is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	549	$41.84
Granted	285	34.50
Vested	(290)	(39.70)
Forfeited	(9)	(39.56)
Outstanding at end of year, nonvested	535	$39.13

The fair value of the performance share units that vested and/or amounts paid under these awards is as follows:

(In millions)	2016	2015	2014
Fair value of awards vested	$14	$16	$20
Cash paid	13	17	12

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

We also have other funded and unfunded defined benefit pension plans that cover certain of our U.S. and Non-U.S. employees.  In addition, several defined contribution plans are sponsored by our various businesses, of which the largest plan is the Textron Savings Plan, which is a qualified 401(k) plan subject to ERISA.  Our defined contribution plans cost approximately $110 million, $103 million and $99 million in 2016, 2015 and 2014, respectively; these amounts include $10 million, $12 million and $16 million, respectively, in contributions to the RAP. We also provide postretirement benefits other than pensions for certain retired employees in the U.S., which include healthcare, dental care, Medicare Part B reimbursement and life insurance benefits.

Periodic Benefit Cost

The components of net periodic benefit cost and other amounts recognized in OCI are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
(In millions)	2016	2015	2014	2016	2015	2014
Net periodic benefit cost
Service cost	$98	$113	$109	$3	$4	$4
Interest cost	338	327	334	16	15	19
Expected return on plan assets	(490)	(483)	(462)	—	—	—
Amortization of prior service cost (credit)	15	16	15	(22)	(25)	(23)
Amortization of net actuarial loss	104	148	112	—	2	2
Curtailment and other charges	—	6	—	—	—	—
Net periodic benefit cost (credit)	$65	$127	$108	$(3)	$(4)	$2
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$399	$(107)	$729	$(17)	$(29)	$5
Current year prior service cost (credit)	—	—	12	(12)	—	(30)
Amortization of net actuarial loss	(104)	(148)	(112)	—	(2)	(2)
Amortization of prior service credit (cost)	(15)	(18)	(15)	22	25	23
Total recognized in OCI, before taxes	$280	$(273)	$614	$(7)	$(6)	$(4)
Total recognized in net periodic benefit cost and OCI	$345	$(146)	$722	$(10)	$(10)	$(2)

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic pension costs in 2017 is as follows:

(In millions)	Pension Benefits	Postretirement Benefits Other than Pensions
Net actuarial loss (gain)	$137	$(1)
Prior service cost (credit)	15	(8)
Total	$152	$(9)

Obligations and Funded Status

All of our plans are measured as of our fiscal year-end.  The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$7,476	$8,006	$364	$413
Service cost	98	113	3	4
Interest cost	338	327	16	15
Plan participants’ contributions	—	—	5	5
Actuarial losses (gains)	571	(470)	(17)	(29)
Benefits paid	(410)	(423)	(42)	(44)
Plan amendment	—	—	(12)	—
Curtailments and special termination benefits	(7)	(4)	—	—
Foreign exchange rate changes and other	(75)	(73)	—	—
Benefit obligation at end of year	$7,991	$7,476	$317	$364
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$6,668	$6,979
Actual return on plan assets	655	113
Employer contributions	40	55
Benefits paid	(410)	(423)
Foreign exchange rate changes and other	(79)	(56)
Fair value of plan assets at end of year	$6,874	$6,668
Funded status at end of year	$(1,117)	$(808)	$(317)	$(364)

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2016	2015	2016	2015
Non-current assets	$63	$73	$—	$—
Current liabilities	(26)	(26)	(35)	(40)
Non-current liabilities	(1,154)	(855)	(282)	(324)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss	2,187	1,915	(8)	9
Prior service cost (credit)	78	92	(40)	(50)

The accumulated benefit obligation for all defined benefit pension plans was $7.6 billion and $7.1 billion at December 31, 2016 and January 2, 2016, respectively, which included $387 million and $371 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.

Pension plans with accumulated benefit obligations exceeding the fair value of plan assets are as follows:

(In millions)	2016	2015
Projected benefit obligation	$7,799	$2,881
Accumulated benefit obligation	7,422	2,708
Fair value of plan assets	6,627	2,091

Assumptions

The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2016	2015	2014	2016	2015	2014
Net periodic benefit cost
Discount rate	4.66%	4.25%	4.92%	4.50%	4.00%	4.50%
Expected long-term rate of return on assets	7.58%	7.57%	7.60%
Rate of compensation increase	3.49%	3.49%	3.50%
Benefit obligations at year-end
Discount rate	4.13%	4.66%	4.18%	4.00%	4.50%	4.00%
Rate of compensation increase	3.50%	3.49%	3.49%

Our assumed healthcare cost trend rate for both the medical and prescription drug cost was 7.25% in 2016 and 7.50% in 2015.  We expect this rate to gradually decline to 5.0% by 2024 where we assume it will remain. These assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefits other than pensions.  A one-percentage-point change in these assumed healthcare cost trend rates would have the following effects:

(In millions)	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligations other than pensions	14	(12)

Pension Assets

The expected long-term rate of return on plan assets is determined based on a variety of considerations, including the established asset allocation targets and expectations for those asset classes, historical returns of the plans’ assets and other market considerations.  We invest our pension assets with the objective of achieving a total rate of return, over the long term, sufficient to fund future pension obligations and to minimize future pension contributions.  We are willing to tolerate a commensurate level of risk to achieve this objective based on the funded status of the plans and the long-term nature of our pension liability.  Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers.  Where possible, investment managers are prohibited from owning our securities in the portfolios that they manage on our behalf.

For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For Non-U.S. plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	20% to 35%
International equity securities	8% to 19%
Global equities	0% to 12%
Debt securities	27% to 38%
Real estate	7% to 13%
Private investment partnerships	5% to 11%
Hedge funds	0% to 5%
Non-U.S. Plan Assets
Equity securities	51% to 74%
Debt securities	26% to 46%
Real estate	3% to 15%

The fair value of our pension plan assets by major category and valuation method is as follows:

	December 31, 2016				January 2, 2016
(In millions)	Level 1	Level 2	Level 3	Not Subject to Leveling	Level 1	Level 2	Level 3	Not Subject to Leveling
Cash and equivalents	$26	$8	$—	$156	$27	$11	$—	$173
Equity securities:
Domestic	1,262	—	—	618	1,252	—	—	595
International	773	—	—	510	812	—	—	360
Mutual funds	309	—	—	—	251	—	—	—
Debt securities:
National, state and local governments	341	246	—	44	410	314	—	43
Corporate debt	—	769	—	121	—	752	—	126
Asset-backed securities	—	45	—	100	—	92	—	—
Real estate	—	—	494	292	—	—	436	322
Private investment partnerships	—	—	—	506	—	—	—	441
Hedge funds	—	—	—	254	—	—	—	251
Total	$2,711	$1,068	$494	$2,601	$2,752	$1,169	$436	$2,311

In 2016, we adopted ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removed the requirement to categorize within the fair value hierarchy, as defined in Note 8, investments for which fair value is measured using the net asset value per share practical expedient.  As a result, to conform with the current year presentation, pension assets totaling $2.3 billion at January 2, 2016 have been reclassified from the Level 2 and 3 categories as they are no longer subject to leveling within the fair value hierarchy.

Cash and equivalents, equity securities and debt securities include comingled funds, which represent investments in funds offered to institutional investors that are similar to mutual funds in that they provide diversification by holding various equity and debt securities. Since these comingled funds are not quoted on any active market, they are priced based on the relative value of the underlying equity and debt investments and their individual prices at any given time; these funds are not subject to leveling within the fair value hierarchy.  Debt securities are valued based on same day actual trading prices, if available.  If such prices are not available, we use a matrix pricing model with historical prices, trends and other factors.

Private investment partnerships represent interests in funds which invest in equity, debt and other financial assets.  These funds are generally not publicly traded so the interests therein are valued using income and market methods that include cash flow projections and market multiples for various comparable investments.  Real estate includes owned properties and limited partnership interests in real estate partnerships.  Owned properties are valued using certified appraisals at least every three years that are updated at least annually by the real estate investment manager based on current market trends and other available information. These appraisals generally use the standard methods for valuing real estate, including forecasting income and identifying current transactions for comparable real estate to arrive at a fair value.  Limited partnership interests in real estate partnerships are valued similarly to private investment partnerships, with the general partner using standard real estate valuation methods to value the real estate properties and securities held within their portfolios.  Neither real estate partnerships nor private investment partnerships are subject to leveling within the fair value hierarchy.

Hedge funds represent an investment in a diversified fund of hedge funds of which we are the sole investor.  The fund invests in portfolio funds that are not publicly traded and are managed by various portfolio managers.  Investments in portfolio funds are typically valued on the basis of the most recent price or valuation provided by the fund’s administrator.  The administrator for the fund aggregates these valuations with the other assets and liabilities to calculate the value of the fund, which is not subject to leveling within the fair value hierarchy.

The table below presents a reconciliation of the fair value measurements for owned real estate properties, which use significant unobservable inputs (Level 3):

(In millions)	2016	2015
Balance at beginning of year	$436	$436
Unrealized gains, net	6	46
Realized gains (losses), net	10	(17)
Purchases, sales and settlements, net	42	(29)
Balance at end of year	$494	$436

Estimated Future Cash Flow Impact

Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2017, we expect to contribute approximately $55 million to fund our pension plans and the RAP.  Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions.  These payments are based on the same assumptions used to measure our benefit obligation at the end of 2016.  While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets.  Benefit payments that we expect to pay on an undiscounted basis are as follows:

(In millions)	2017	2018	2019	2020	2021	2022-2026
Pension benefits	$407	$411	$417	$425	$434	$2,290
Post-retirement benefits other than pensions	36	34	32	31	29	120

Note 12. Special Charges

2016 Special Charges

Special charges recorded in 2016 by segment are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Total Special Charges
Textron Systems	$15	$34	$13	$62
Textron Aviation	33	1	1	35
Industrial	17	2	1	20
Bell	4	1	—	5
Corporate	1	—	—	1
	$70	$38	$15	$123

In 2016, we initiated a plan to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron. As part of this plan, Textron Systems will discontinue production of its sensor-fuzed weapon product by the end of the first quarter of 2017, resulting in headcount reductions, facility consolidations and asset impairments within its Weapons and Sensors operating unit. Historically, sensor-fuzed weapon sales have relied on foreign military and direct commercial international customers for which both executive branch and congressional approval is required. The political environment has made it difficult to obtain these approvals. Within our Industrial segment, the plan provides for the combination of our Jacobsen business with the Textron Specialized Vehicles businesses, resulting in the consolidation of certain facilities and general and administrative functions and related headcount reductions.  In addition, we initiated restructuring actions, principally headcount reductions, in our Textron Aviation segment, as well as other businesses and corporate functions.  The total headcount reduction related to restructuring activities is expected to be approximately 1,700 positions, representing approximately 5% of our workforce.

We expect to incur additional pre-tax charges under this plan in the range of $17 million to $47 million, primarily related to contract termination, severance, facility consolidation and relocation costs. The remaining charges are expected to primarily be in the Industrial, Textron Systems and Textron Aviation segments.  We anticipate the plan to be substantially completed by the end of the first half of 2017.

An analysis of our restructuring reserve activity under this plan is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Provision	$75	$15	$90
Reversals	(5)	—	(5)
Cash paid	(20)	(2)	(22)
End of year	$50	$13	$63

Total expected cash outlays for restructuring activities are estimated to be approximately $100 million to $120 million, of which $22 million was paid in 2016 and the remainder will be paid in 2017.  Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

2014 Special Charges

In 2014, we executed a restructuring program in our Textron Aviation segment to align the Cessna and acquired Beechcraft business, reduce operating redundancies and maximize operating efficiencies.  We recorded special charges of $41 million related to these restructuring activities in 2014, along with $11 million of transaction costs from the acquisition of Beechcraft.

Note 13. Income Taxes

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income from continuing operations before income taxes is as follows:

(In millions)	2016	2015	2014
U.S.	$652	$745	$553
Non-U.S.	224	226	300
Income from continuing operations before income taxes	$876	$971	$853

Income tax expense for continuing operations is summarized as follows:

(In millions)	2016	2015	2014
Current:
Federal	$(74)	$212	$195
State	18	16	18
Non-U.S.	41	41	54
	(15)	269	267
Deferred:
Federal	47	17	(12)
State	(7)	(14)	(4)
Non-U.S.	8	1	(3)
	48	4	(19)
Income tax expense	$33	$273	$248

The following table reconciles the federal statutory income tax rate to our effective income tax rate for continuing operations:

	2016	2015	2014
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Federal tax settlement	(23.5)	—	—
State income taxes (net of federal impact) (a)	0.8	0.2	1.0
Non-U.S. tax rate differential and foreign tax credits (b)	(2.7)	(3.6)	(5.8)
Domestic manufacturing deduction	(1.6)	(2.7)	(1.1)
Research credit	(3.2)	(1.5)	(1.5)
Other, net	(1.0)	0.7	1.5
Effective income tax rate	3.8%	28.1%	29.1%

(a)          Includes a favorable impact of (0.7)% in 2015 and (0.2)% in 2014 related to valuation allowance releases.

(b)          Includes a favorable impact of (1.4)% in 2015 and (0.6)% in 2014 related to a net change in valuation allowances.

The provision for income taxes for 2016 included a benefit of $319 million to reflect the settlement with the U.S. Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years, which resulted in a $206 million benefit attributable to continuing operations and $113 million attributable to discontinued operations.

We have recorded income tax at U.S. tax rates on all earnings, except for undistributed earnings of non-U.S. subsidiaries of approximately $1.4 billion, which are considered indefinitely reinvested.  Should these earnings be distributed in the future in the form of dividends or otherwise, we would be subject to both U.S. income taxes (less foreign tax credits) and, in some instances, withholding taxes payable to various non-U.S. jurisdictions.  Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings is not practicable due to the complexity of U.S. and local tax laws.

Our unrecognized tax benefits represent tax positions for which reserves have been established.  Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits.  A reconciliation of our unrecognized tax benefits, excluding accrued interest, is as follows:

(In millions)	December 31, 2016	January 2, 2016	January 3, 2015
Balance at beginning of year	$401	$385	$284
Additions for tax positions related to current year	12	12	10
Additions for tax positions of prior years	—	6	—
Additions for acquisitions	—	1	100
Reductions for settlements and expiration of statute of limitations	(219)	(2)	(3)
Reductions for tax positions of prior years	(8)	(1)	(6)
Balance at end of year	$186	$401	$385

Unrecognized tax benefits decreased during 2016 primarily due to the federal tax settlement as discussed above.  At December 31, 2016 and January 2, 2016, we had approximately $186 million and $321 million, respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in a future period.  At January 2, 2016, the remaining $80 million in unrecognized tax benefits were related to discontinued operations.

In the normal course of business, we are subject to examination by tax authorities throughout the world.  We are no longer subject to federal tax examinations for years before 2009, U.S. state and local income tax examinations for years before 1997, and non-U.S. income tax examinations for years before 2011.

During 2016, 2015 and 2014, we recognized net tax-related interest expense totaling approximately $5 million, $7 million and $6 million, respectively, in income tax expense.  Our net accrued interest liability decreased to $5 million at December 31, 2016, from $139 million at January 2, 2016, primarily due to the federal tax settlement as discussed above.

The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities are as follows:

(In millions)	December 31, 2016	January 2, 2016
Deferred tax assets
Obligation for pension and postretirement benefits	$529	$436
Accrued expenses*	282	288
Deferred compensation	175	184
Loss carryforwards	158	142
Inventory	49	71
Allowance for credit losses	23	29
Deferred income	11	9
Other, net	56	97
Total deferred tax assets	1,283	1,256
Valuation allowance for deferred tax assets	(116)	(115)
	$1,167	$1,141
Deferred tax liabilities
Property, plant and equipment, principally depreciation	$(168)	$(171)
Amortization of goodwill and other intangibles	(164)	(156)
Leasing transactions	(147)	(146)
Prepaid pension and postretirement benefits	(19)	(21)
Total deferred tax liabilities	(498)	(494)
Net deferred tax asset	$669	$647

*Accrued expenses includes warranty reserves, self-insured liabilities and interest.

We believe earnings during the period when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.  For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not more than likely, a valuation allowance is provided.

The following table presents the breakdown of net deferred tax assets:

(In millions)	December 31, 2016	January 2, 2016
Manufacturing group:
Other assets	$793	$778
Other liabilities	(4)	(24)
Finance group - Other liabilities	(120)	(107)
Net deferred tax asset	$669	$647

Our net operating loss and credit carryforwards at December 31, 2016 are as follows:

(In millions)
Non-U.S. net operating loss with no expiration	$182
Non-U.S. net operating loss expiring through 2036	65
U.S. federal net operating losses expiring through 2034, related to 2014 acquisitions	193
State net operating loss and tax credits, net of tax benefits, expiring through 2036	127

Note 14. Commitments and Contingencies

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

In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $525 million and $612 million at December 31, 2016 and January 2, 2016, respectively.

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

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $40 million to $150 million. At December 31, 2016, environmental reserves of approximately $70 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next ten years and have classified $15 million as current liabilities. Expenditures to evaluate and remediate contaminated sites were $15 million, $15 million and $13 million in 2016, 2015 and 2014, respectively.

Leases

Rental expense was $126 million, $113 million and $121 million in 2016, 2015 and 2014, respectively.  Future minimum rental commitments for noncancelable operating leases in effect at December 31, 2016 totaled $79 million for 2017, $65 million for 2018, $57 million for 2019, $54 million for 2020, $29 million for 2021 and $155 million thereafter. The total future minimum rental receipts under noncancelable subleases at December 31, 2016 totaled $19 million.

Note 15. Supplemental Cash Flow Information

We have made the following cash payments:

(In millions)	2016	2015	2014
Interest paid:
Manufacturing group	$132	$123	$134
Finance group	32	34	41
Net taxes paid:
Manufacturing group	163	187	266
Finance group	11	11	23

Note 16. Segment and Geographic Data

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance.  The accounting policies of the segments are the same as those described in Note 1.

Textron Aviation products include Citation jets, King Air turboprops, Caravan utility turboprops, piston engine aircraft, T-6 and AT-6 military turboprop aircraft, and aftermarket sales and services sold to a diverse base of corporate and individual buyers.

Bell products include military and commercial helicopters, tiltrotor aircraft and related spare parts and services.  Bell supplies military helicopters and, in association with The Boeing Company, military tiltrotor aircraft, and aftermarket services to the U.S. and non-U.S. governments.  Bell also supplies commercial helicopters and aftermarket services to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue and emergency medical helicopter operators, and foreign governments.

Textron Systems products include unmanned aircraft systems, marine and land systems, weapons and sensors, simulation, training and other defense and aviation mission support products and services primarily for U.S. and non-U.S. governments.  As discussed in Note 12, in 2016, we announced a plan to discontinue production of our sensor-fuzed weapon product by the end of the first quarter of 2017.

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit
(In millions)	2016	2015	2014	2016	2015	2014
Textron Aviation	$4,921	$4,822	$4,568	$389	$400	$234
Bell	3,239	3,454	4,245	386	400	529
Textron Systems	1,756	1,520	1,624	186	129	150
Industrial	3,794	3,544	3,338	329	302	280
Finance	78	83	103	19	24	21
Total	$13,788	$13,423	$13,878	$1,309	$1,255	$1,214
Corporate expenses and other, net				(172)	(154)	(161)
Interest expense, net for Manufacturing group				(138)	(130)	(148)
Special charges				(123)	—	(52)
Income from continuing operations before income taxes				$876	$971	$853

Revenues by major product type are summarized below:

(In millions)	2016	2015	2014
Fixed-wing aircraft	$4,921	$4,822	$4,568
Rotor aircraft	3,239	3,454	4,245
Unmanned aircraft systems, armored vehicles, precision weapons and other	1,756	1,520	1,624
Fuel systems and functional components	2,273	2,078	1,975
Specialized vehicles and equipment	1,080	1,021	868
Tools and test equipment	441	445	495
Finance	78	83	103
Total revenues	$13,788	$13,423	$13,878

Our revenues included sales to the U.S. Government of approximately $3.4 billion, $3.2 billion and $3.8 billion in 2016, 2015 and 2014, respectively, primarily in the Bell and Textron Systems segments.

Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
(In millions)	December 31, 2016	January 2, 2016	2016	2015	2014	2016	2015	2014
Textron Aviation	$4,460	$4,039	$157	$124	$96	$140	$134	$137
Bell	2,655	2,829	86	97	152	132	143	132
Textron Systems	2,508	2,398	71	86	65	75	80	84
Industrial	2,409	2,236	121	105	97	81	76	76
Finance	1,280	1,316	—	—	—	12	12	13
Corporate	2,046	1,890	11	8	19	9	16	17
Total	$15,358	$14,708	$446	$420	$429	$449	$461	$459

Geographic Data

Presented below is selected financial information of our continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2016	2015	2014	December 31, 2016	January 2, 2016
United States	$8,574	$8,299	$8,677	$2,116	$2,039
Europe	1,954	1,730	1,761	247	251
Asia and Australia	998	1,324	1,155	78	72
Latin and South America	977	1,101	1,261	68	51
Canada	652	531	383	72	79
Middle East and Africa	633	438	641	—	—
Total	$13,788	$13,423	$13,878	$2,581	$2,492

* Revenues are attributed to countries based on the location of the customer.

** Property, plant and equipment, net are based on the location of the asset.

Note 17. Subsequent Event

On January 24, 2017, we reached a definitive agreement to acquire Arctic Cat Inc. in a cash transaction valued at approximately $247 million, plus the assumption of existing debt. Arctic Cat manufactures and markets all-terrain vehicles, side-by-sides and snowmobiles, in addition to related parts, garments and accessories under the Arctic Cat® and Motorfist® brand names. Subject to customary closing conditions, we expect the transaction to close in March 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Textron Inc.

We have audited the accompanying Consolidated Balance Sheets of Textron Inc. as of December 31, 2016 and January 2, 2016, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule contained on page 71. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Inc. at December 31, 2016 and January 2, 2016 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 22, 2017

Quarterly Data

(Unaudited)	2016				2015
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues
Textron Aviation	$1,091	$1,196	$1,198	$1,436	$1,051	$1,124	$1,159	$1,488
Bell	814	804	734	887	813	850	756	1,035
Textron Systems	324	487	413	532	315	322	420	463
Industrial	952	1,004	886	952	872	927	828	917
Finance	20	20	20	18	22	24	17	20
Total revenues	$3,201	$3,511	$3,251	$3,825	$3,073	$3,247	$3,180	$3,923
Segment profit
Textron Aviation	$73	$81	$100	$135	$67	$88	$107	$138
Bell	82	81	97	126	76	101	99	124
Textron Systems	29	60	44	53	28	21	39	41
Industrial	91	99	66	73	82	86	61	73
Finance	5	7	3	4	6	10	6	2
Total segment profit	280	328	310	391	259	306	312	378
Corporate expenses and other, net	(32)	(31)	(53)	(56)	(42)	(33)	(27)	(52)
Interest expense, net for Manufacturing group	(33)	(37)	(35)	(33)	(33)	(32)	(33)	(32)
Special charges (a)	—	—	(115)	(8)	—	—	—	—
Income tax benefit (expense) (b)	(64)	(82)	192	(79)	(56)	(72)	(76)	(69)
Income from continuing operations	151	178	299	215	128	169	176	225
Income (loss) from discontinued operations, net of income taxes (b)	(1)	(1)	122	(1)	—	(2)	—	1
Net income	$150	$177	$421	$214	$128	$167	$176	$226
Basic earnings per share
Continuing operations	$0.55	$0.66	$1.11	$0.79	$0.46	$0.61	$0.64	$0.81
Discontinued operations	—	—	0.45	—	—	(0.01)	—	0.01
Basic earnings per share	$0.55	$0.66	$1.56	$0.79	$0.46	$0.60	$0.64	$0.82
Basic average shares outstanding (in thousands)	271,660	269,888	270,560	270,986	277,902	277,715	276,334	274,776
Diluted earnings per share
Continuing operations	$0.55	$0.66	$1.10	$0.78	$0.46	$0.60	$0.63	$0.81
Discontinued operations	—	(0.01)	0.45	—	—	—	—	0.01
Diluted earnings per share	$0.55	$0.65	$1.55	$0.78	$0.46	$0.60	$0.63	$0.82
Diluted average shares outstanding (in thousands)	273,022	271,316	272,099	273,114	280,077	279,935	278,039	276,653
Segment profit margins
Textron Aviation	6.7%	6.8%	8.3%	9.4%	6.4%	7.8%	9.2%	9.3%
Bell	10.1	10.1	13.2	14.2	9.3	11.9	13.1	12.0
Textron Systems	9.0	12.3	10.7	10.0	8.9	6.5	9.3	8.9
Industrial	9.6	9.9	7.4	7.7	9.4	9.3	7.4	8.0
Finance	25.0	35.0	15.0	22.2	27.3	41.7	35.3	10.0
Segment profit margin	8.7%	9.3%	9.5%	10.2%	8.4%	9.4%	9.8%	9.6%
Common stock information
Price range: High	$41.74	$40.61	$41.33	$49.82	$45.61	$46.93	$44.98	$43.93
Low	$30.69	$34.00	$35.06	$37.19	$40.95	$42.97	$32.20	$38.18
Dividends declared per share	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02

(a)     In 2016, we initiated a plan to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron.  Special charges include restructuring charges for this plan, which primarily consist of severance costs of $66 million and asset impairments of $36 million in the third quarter of 2016.

(b)     The third quarter of 2016 includes an income tax benefit of $319 million, inclusive of interest, of which $206 million is attributable to continuing operations and $113 million is attributable to discontinued operations.  This benefit was a result of the final settlement with the Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years.

Schedule II — Valuation and Qualifying Accounts

(In millions)	2016	2015	2014
Allowance for doubtful accounts
Balance at beginning of year	$33	$30	$22
Charged to costs and expenses	3	5	11
Deductions from reserves*	(9)	(2)	(3)
Balance at end of year	$27	$33	$30
Inventory FIFO reserves
Balance at beginning of year	$206	$169	$150
Charged to costs and expenses	59	56	51
Deductions from reserves*	(34)	(19)	(32)
Balance at end of year	$231	$206	$169

*Deductions primarily include amounts written off on uncollectable accounts (less recoveries), inventory disposals, changes to prior year estimates, and currency translation adjustments.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of December 31, 2016.

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

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of December 31, 2016, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Textron Inc.

We have audited Textron Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Textron Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Textron Inc. as of December 31, 2016 and January 2, 2016, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2016 of Textron Inc. and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 22, 2017

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information appearing under “ELECTION OF DIRECTORS— Nominees for Director,” “CORPORATE GOVERNANCE—Corporate Governance Guidelines and Policies,” “— Code of Ethics,” “–Board Committees— Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2017 is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information appearing under “CORPORATE GOVERNANCE —Compensation of Directors,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2017 is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2017 is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information appearing under “CORPORATE GOVERNANCE--Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2017 is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2017 is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules — See Index on Page 36.

Exhibits

3.1A

Restated Certificate of Incorporation of Textron as filed with the Secretary of State of Delaware on April 29, 2010. Incorporated by reference to Exhibit 3.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010. (SEC File No. 1-5480)

3.1B

Certificate of Amendment of Restated Certificate of Incorporation of Textron Inc., filed with the Secretary of State of Delaware on April 27, 2011. Incorporated by reference to Exhibit 3.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011. (SEC File No. 1-5480)

3.2

Amended and Restated By-Laws of Textron Inc., effective April 28, 2010 and further amended April 27, 2011, July 23, 2013, February 25, 2015 and December 6, 2016. Incorporated by reference to Exhibit 3.2 to Textron’s Current Report on Form 8-K filed on December 8, 2016.

4.1A

Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 4.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (SEC File No. 1-5480)

4.1B

Amendment to Support Agreement, dated as of December 23, 2015, by and between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 4.1B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

10.1B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007. (SEC File No. 1-5480)

10.1C	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007. (SEC File No. 1-5480)

10.1D	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007. (SEC File No. 1-5480)

10.1E

Form of Restricted Stock Unit Grant Agreement with Dividend Equivalents.  Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008. (SEC File No. 1-5480)

10.1F

Form of Cash-Settled Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.1G to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (SEC File No. 1-5480)

10.1G	Form of Performance Share Unit Grant Agreement. Incorporated by reference to Exhibit 10.1H to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (SEC File No. 1-5480)

10.1H	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014.

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

10.2A

Textron Inc. Short-Term Incentive Plan (As amended and restated effective January 3, 2010). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010. (SEC File No. 1-5480)

10.2B

Amendment No. 1 to Textron Inc. Short-Term Incentive Plan (As amended and restated effective January 3, 2010), dated July 22, 2015. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015.

10.3A	Textron Inc. 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2015.

10.3B

Form of Non-Qualified Stock Option Agreement under 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2016.

10.3C

Form of Stock-Settled Restricted Stock Unit (with Dividend Equivalents) Grant Agreement under 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2016.

10.3D

Form of Performance Share Unit Grant Agreement under 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2016.

10.4	Textron Spillover Savings Plan, effective October 5, 2015. Incorporated by reference to Exhibit 10.4 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

10.5A

Textron Spillover Pension Plan, As Amended and Restated Effective January 3, 2010, including Appendix A (as amended and restated effective January 3, 2010), Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007). Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010. (SEC File No. 1-5480)

10.5B

Amendments to the Textron Spillover Pension Plan, dated October 12, 2011. Incorporated by reference to Exhibit 10.5B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (SEC File No. 1-5480)

10.5C

Second Amendment to the Textron Spillover Pension Plan, dated October 7, 2013. Incorporated by reference to Exhibit 10.5C to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

10.6	Deferred Income Plan for Textron Executives, Effective October 5, 2015. Incorporated by reference to Exhibit 10.6 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

10.7A

Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2009, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.9 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (SEC File No. 1-5480)

10.7B

Amendment No. 1 to Deferred Income Plan for Non-Employee Directors, as Amended and Restated Effective January 1, 2009, dated as of November 6, 2012. Incorporated by reference to Exhibit 10.8B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

10.8A

Severance Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2010. Incorporated by reference to Exhibit 10.10 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (SEC File No. 1-5480)

10.8B

First Amendment to the Severance Plan for Textron Key Executives, dated October 26, 2010. Incorporated by reference to Exhibit 10.10B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (SEC File No. 1-5480)

10.8C

Second Amendment to the Severance Plan for Textron Key Executives, dated March 24, 2014. Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.9

Form of Indemnity Agreement between Textron and its executive officers. Incorporated by reference to Exhibit A to Textron’s Proxy Statement for its Annual Meeting of Shareholders on April 29, 1987. (SEC File No. 1-5480)

10.10

Form of Indemnity Agreement between Textron and its non-employee directors (approved by the Nominating and Corporate Governance Committee of the Board of Directors on July 21, 2009 and entered into with all non-employee directors, effective as of August 1, 2009). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009. (SEC File No. 1-5480)

10.11A

Letter Agreement between Textron and Scott C. Donnelly, dated June 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008. (SEC File No. 1-5480)

10.11B

Amendment to Letter Agreement between Textron and Scott C. Donnelly, dated December 16, 2008, together with Addendum No.1 thereto, dated December 23, 2008. Incorporated by reference to Exhibit 10.15B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (SEC File No. 1-5480)

10.11C

Agreement between Textron and Scott C. Donnelly, dated May 1, 2009, related to Mr. Donnelly’s personal use of a portion of hangar space at T.F. Green Airport which is leased by Textron. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009. (SEC File No. 1-5480)

10.11D

Hangar License and Services Agreement made and entered into on April 25, 2011 to be effective as of December 5, 2010, between Textron Inc. and Mr. Donnelly’s limited liability company. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011. (SEC File No. 1-5480)

10.11E

Amended and Restated Hangar License and Services Agreement, made and entered into as of October 1, 2015, between Textron Inc. and Mr. Donnelly’s limited liability company. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015.

10.12A

Letter Agreement between Textron and Frank Connor, dated July 27, 2009. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009. (SEC File No. 1-5480)

10.12B

Hangar License and Services Agreement made and entered into on April 25, 2011 to be effective as of December 5, 2010, between Textron Inc. and Mr. Connor’s limited liability company. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011. (SEC File No. 1-5480)

10.12C

Amended and Restated Hangar License and Services Agreement, made and entered into on July 24, 2015, between Textron Inc. and Mr. Connor’s limited liability company. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015.

10.13

Letter Agreement between Textron and Cheryl H. Johnson, dated June 12, 2012. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

10.14A

Letter Agreement between Textron and E. Robert Lupone, dated December 22, 2011. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (SEC File No. 1-5480)

10.14B

Amendment to letter agreement between Textron and E. Robert Lupone, dated July 27, 2012. Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012.

10.15	Director Compensation. Incorporated by reference to Exhibit 10.15 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

10.16

Form of Aircraft Time Sharing Agreement between Textron and its executive officers. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008. (SEC File No. 1-5480)

10.17

Credit Agreement, dated as of October 4, 2013, among Textron, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed on October 4, 2013.

10.18A

Master Services Agreement between Textron Inc. and Computer Sciences Corporation dated October 27, 2004. Incorporated by reference to Exhibit 10.26 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. * (SEC File No. 1-5480)

10.18B

Amendment No. 4 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated July 1, 2007. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007. (SEC File No. 1-5480)

10.18C

Amendment No. 5 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of March 13, 2008. * Incorporated by reference to Exhibit 10.22C to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (SEC File No. 1-5480)

10.18D

Amendment No. 6 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of June 17, 2009. Incorporated by reference to Exhibit 10.22D to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (SEC File No. 1-5480)

10.18E

Amendment No. 7 to Master Services Agreement between Textron Inc. and Computer Sciences Corporation, dated as of September 30, 2010. * Incorporated by reference to Exhibit 10.22E to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (SEC File No. 1-5480)

10.19	[Intentionally omitted]

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

101

The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

*      Confidential Treatment has been requested for portions of this document.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February 2017.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 22nd day of February 2017 by the following persons on behalf of the registrant and in the capacities indicated:

	Name	Title

/s/ Scott C. Donnelly
	Scott C. Donnelly	Chairman, President and Chief Executive Officer
(principal executive officer)
*
	Kathleen M. Bader	Director

*
	R. Kerry Clark	Director

*
	James T. Conway	Director

*
	Ivor J. Evans	Director

*
	Lawrence K. Fish	Director

*
	Paul E. Gagné	Director

*
	Dain M. Hancock	Director

*
	Ralph D. Heath	Director
*
	Lord Powell of Bayswater KCMG	Director

*
	Lloyd G. Trotter	Director

*
	James L. Ziemer	Director

*
	Maria T. Zuber	Director

/s/ Frank T. Connor
	Frank T. Connor	Executive Vice President and Chief Financial Officer
(principal financial officer)

/s/ Mark S. Bamford
	Mark S. Bamford	Vice President and Corporate Controller
(principal accounting officer)

*By:	/s/ Jayne M. Donegan
Jayne M. Donegan, Attorney-in-fact