Form 10-Q
period 2017-04-01
TEXTRON INC
filed 2017-04-26
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ✓  No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ✓  No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [  ✓ ]            Accelerated filer [ ___ ]            Non-accelerated filer [ ___ ]

Smaller reporting company [ ___ ]                              Emerging growth company  [ ___ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [      ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No  ✓

As of April 14, 2017, there were 267,689,291 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended April 1, 2017

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 1, 2017	April 2, 2016
Revenues
Manufacturing revenues	$3,075	$3,181
Finance revenues	18	20
Total revenues	3,093	3,201
Costs, expenses and other
Cost of sales	2,584	2,635
Selling and administrative expense	309	308
Interest expense	42	43
Special charges	37	—
Total costs, expenses and other	2,972	2,986
Income from continuing operations before income taxes	121	215
Income tax expense	21	64
Income from continuing operations	100	151
Income (loss) from discontinued operations, net of income taxes	1	(1)
Net income	$101	$150
Basic earnings per share
Continuing operations	$0.37	$0.55
Discontinued operations	—	—
Basic earnings per share	$0.37	$0.55
Diluted earnings per share
Continuing operations	$0.37	$0.55
Discontinued operations	—	—
Diluted earnings per share	$0.37	$0.55
Dividends per share
Common stock	$0.02	$0.02

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Net income	$101	$150
Other comprehensive income, net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	24	21
Foreign currency translation adjustments	22	24
Deferred gains on hedge contracts, net of reclassifications	4	21
Other comprehensive income	50	66
Comprehensive income	$151	$216

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	April 1, 2017	December 31, 2016
Assets
Manufacturing group
Cash and equivalents	$858	$1,137
Accounts receivable, net	1,198	1,064
Inventories	4,709	4,464
Other current assets	361	388
Total current assets	7,126	7,053
Property, plant and equipment, less accumulated depreciation and amortization of $4,056 and $4,123	2,637	2,581
Goodwill	2,332	2,113
Other assets	2,398	2,331
Total Manufacturing group assets	14,493	14,078
Finance group
Cash and equivalents	139	161
Finance receivables, net	900	935
Other assets	171	184
Total Finance group assets	1,210	1,280
Total assets	$15,703	$15,358
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$462	$363
Accounts payable	1,230	1,273
Accrued liabilities	2,331	2,257
Total current liabilities	4,023	3,893
Other liabilities	2,283	2,354
Long-term debt	2,768	2,414
Total Manufacturing group liabilities	9,074	8,661
Finance group
Other liabilities	162	220
Debt	885	903
Total Finance group liabilities	1,047	1,123
Total liabilities	10,121	9,784
Shareholders’ equity
Common stock	34	34
Capital surplus	1,648	1,599
Treasury stock	(186)	—
Retained earnings	5,641	5,546
Accumulated other comprehensive loss	(1,555)	(1,605)
Total shareholders’ equity	5,582	5,574
Total liabilities and shareholders’ equity	$15,703	$15,358
Common shares outstanding (in thousands)	267,717	270,287

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended April 1, 2017 and April 2, 2016, respectively

	Consolidated
(In millions)	2017	2016
Cash flows from operating activities
Net income	$101	$150
Less: Income (loss) from discontinued operations	1	(1)
Income from continuing operations	100	151
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	106	109
Asset impairments	11	—
Deferred income taxes	13	19
Other, net	28	30
Changes in assets and liabilities:
Accounts receivable, net	(103)	(143)
Inventories	(122)	(313)
Other assets	(8)	61
Accounts payable	(102)	147
Accrued and other liabilities	(158)	(230)
Income taxes, net	38	17
Pension, net	8	7
Captive finance receivables, net	25	(4)
Other operating activities, net	(5)	(1)
Net cash used in operating activities of continuing operations	(169)	(150)
Net cash used in operating activities of discontinued operations	(25)	—
Net cash used in operating activities	(194)	(150)
Cash flows from investing activities
Net cash used in acquisitions	(318)	(164)
Capital expenditures	(76)	(88)
Finance receivables repaid	15	17
Other investing activities, net	13	10
Net cash used in investing activities	(366)	(225)
Cash flows from financing activities
Proceeds from long-term debt	362	362
Increase in short-term debt	100	42
Principal payments on long-term debt and nonrecourse debt	(38)	(46)
Purchases of Textron common stock	(186)	(215)
Dividends paid	(6)	(6)
Other financing activities, net	19	7
Net cash provided by financing activities	251	144
Effect of exchange rate changes on cash and equivalents	8	4
Net decrease in cash and equivalents	(301)	(227)
Cash and equivalents at beginning of period	1,298	1,005
Cash and equivalents at end of period	$997	$778

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Three Months Ended April 1, 2017 and April 2, 2016, respectively

	Manufacturing Group		Finance Group
(In millions)	2017	2016	2017	2016
Cash flows from operating activities
Net income	$95	$147	$6	$3
Less: Income (loss) from discontinued operations	1	(1)	—	—
Income from continuing operations	94	148	6	3
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	103	106	3	3
Asset impairments	11	—	—	—
Deferred income taxes	13	17	—	2
Other, net	28	29	—	1
Changes in assets and liabilities:
Accounts receivable, net	(103)	(143)	—	—
Inventories	(122)	(313)	—	—
Other assets	(7)	62	(1)	(1)
Accounts payable	(102)	147	—	—
Accrued and other liabilities	(151)	(223)	(7)	(7)
Income taxes, net	90	16	(52)	1
Pension, net	8	7	—	—
Other operating activities, net	(5)	(1)	—	—
Net cash provided by (used in) operating activities of continuing operations	(143)	(148)	(51)	2
Net cash used in operating activities of discontinued operations	(25)	—	—	—
Net cash provided by (used in) operating activities	(168)	(148)	(51)	2
Cash flows from investing activities
Net cash used in acquisitions	(318)	(164)	—	—
Capital expenditures	(76)	(88)	—	—
Finance receivables repaid	—	—	76	68
Finance receivables originated	—	—	(36)	(55)
Other investing activities, net	1	—	12	10
Net cash provided by (used in) investing activities	(393)	(252)	52	23
Cash flows from financing activities
Proceeds from long-term debt	347	345	15	17
Increase in short-term debt	100	42	—	—
Principal payments on long-term debt and nonrecourse debt	—	—	(38)	(46)
Purchases of Textron common stock	(186)	(215)	—	—
Dividends paid	(6)	(6)	—	—
Other financing activities, net	19	7	—	—
Net cash provided by (used in) financing activities	274	173	(23)	(29)
Effect of exchange rate changes on cash and equivalents	8	4	—	—
Net decrease in cash and equivalents	(279)	(223)	(22)	(4)
Cash and equivalents at beginning of period	1,137	946	161	59
Cash and equivalents at end of period	$858	$723	$139	$55

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

We periodically change our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates decreased income from continuing operations before income taxes in the first quarter of 2017 by $12 million ($8 million after tax or $0.03 per diluted share) and increased income from continuing operations before income taxes in the first quarter of 2016 by $29 million ($19 million after tax or $0.07 per diluted share).  For the first quarter of 2017 and 2016, the gross favorable program profit adjustments totaled $20 million and $34 million, respectively, and the gross unfavorable program profit adjustments totaled $32 million and $5 million, respectively.

The total gross unfavorable program adjustments for the first quarter of 2017 includes a $24 million loss related to the Tactical Armoured Patrol Vehicle (TAPV) program.  In the third quarter of 2016, we began initial deliveries under a contract to deliver 500 TAPVs to our Canadian customer.  With these deliveries, we expected our production activities to ramp significantly by the beginning of 2017.  During the first quarter of 2017, production volume has not ramped up as anticipated due to various production issues, resulting in inefficiencies as well as revised estimates for production costs on the remaining vehicles still to be delivered under this contract.  Based on our revised estimate, we recorded a loss on this contract.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, that outlines a five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard is effective as of the beginning of 2018 for public companies and may be adopted either retrospectively or on a modified retrospective basis. We expect to apply the standard on a modified retrospective basis, with a cumulative catch-up adjustment recognized at the beginning of 2018.  The standard will primarily impact our businesses under long-term production contracts with the U.S. Government as these contracts currently use the units-of-delivery accounting method; under the new standard, these contracts will transition to a model that recognizes revenue over time, principally as costs are incurred, resulting in earlier revenue recognition.  In 2016, approximately 25% of our revenues were from contracts with the U.S. Government.  Given the complexity of our contracts, we are continuing to assess the potential effect that the standard is expected to have on our consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard requires companies to present only the service cost component of net periodic benefit costs in operating income in the same line as other employee compensation costs, while the other components of net periodic benefit costs must be excluded from operating income. In addition, only the service cost component will be eligible for capitalization into inventory.  This standard is effective for our company at the beginning of 2018.  The reclassification of the other components of net periodic benefit cost out of operating income must be applied retrospectively, while the change in the amount companies may capitalize into inventory can be applied prospectively. We are evaluating the impact of this standard and do not expect it to have a material impact on our consolidated financial statements.

Note 2.  Business Acquisitions

On March 6, 2017, we completed the acquisition of Arctic Cat Inc. (Arctic Cat), a publicly-held company (NASDAQ: ACAT), pursuant to a cash tender offer for $18.50 per share, followed by a short-form merger.  Arctic Cat manufactures and markets all-terrain vehicles, side-by-sides and snowmobiles, in addition to related parts, garments and accessories.  The cash paid for this business, including repayment of debt and net of cash acquired, totaled $316 million.  Arctic Cat provides a platform to expand our product portfolio and increase our distribution channel to support growth within our Textron Specialized Vehicles business in the Industrial segment.  The operating results of Arctic Cat are included in the Consolidated Statements of Operations since the closing date.

We allocated the consideration paid for this business on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  We expect to finalize the purchase accounting as soon as reasonably possible during the one-year measurement period.  Based on the preliminary allocation, $213 million has been allocated to goodwill, related to expected synergies and the value of the assembled workforce, and $75 million to intangible assets, which includes $18 million of indefinite-lived assets related to tradenames. The definite-lived intangible assets are primarily related to customer/dealer relationships and technology, which will be amortized over 8 to 20 years. We determined the value of the intangible assets using the relief-from-royalty and multi-period excess earnings methods, which utilize significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.  Under these valuation methods, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on anticipated cash flows and marketplace data.  Approximately $5 million of the goodwill is deductible for tax purposes.

Note 3.  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Three Months Ended
Service cost	$25	$24	$1	$1
Interest cost	80	85	3	4
Expected return on plan assets	(126)	(123)	—	—
Amortization of prior service cost (credit)	4	4	(2)	(6)
Amortization of net actuarial loss	34	26	—	—
Net periodic benefit cost (credit)	$17	$16	$2	$(1)

Note 4.  Share-Based Compensation

Our share-based compensation plans provide stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  Compensation expense included in net income for these plans is as follows:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Compensation expense	$20	$7
Income tax benefit	(7)	(3)
Total net compensation expense included in net income	$13	$4

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

The weighted-average fair value of options granted and the assumptions used in our option-pricing model for such grants are as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Fair value of options at grant date	$13.80	$10.33
Dividend yield	0.2%	0.2%
Expected volatility	29.2%	33.6%
Risk-free interest rate	1.9%	1.2%
Expected term (in years)	4.7	4.8

The stock option activity during the first quarter of 2017 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	9,264	$33.61
Granted	1,536	49.58
Exercised	(850)	(29.08)
Forfeited or expired	(112)	(39.02)
Outstanding at end of period	9,838	$36.43
Exercisable at end of period	6,518	$32.88

At April 1, 2017, our outstanding options had an aggregate intrinsic value of $113 million and a weighted-average remaining contractual life of 6.7 years.  Our exercisable options had an aggregate intrinsic value of $96 million and a weighted-average remaining contractual life of 5.5 years at April 1, 2017.  The total intrinsic value of options exercised was $17 million and $1 million during the first quarter of 2017 and 2016, respectively.

Restricted Stock Units

The activity for restricted stock units payable in both stock and cash during the first quarter of 2017 is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period, nonvested	797	$35.94	1,444	$36.33
Granted	150	49.58	304	49.58
Vested	(214)	(31.28)	(346)	(31.83)
Forfeited	(30)	(35.53)	(40)	(37.18)
Outstanding at end of period, nonvested	703	$40.26	1,362	$40.40

The fair value of the restricted stock awards that vested and/or amounts paid under these awards is as follows:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Fair value of awards vested	$24	$17
Cash paid	17	12

Performance Share Units

The activity for our performance share units during the first quarter of 2017 is provided below:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period, nonvested	535	$39.13
Granted	231	49.58
Forfeited	(19)	(39.18)
Outstanding at end of period, nonvested	747	$42.36

Cash paid under these awards totaled $14 million and $13 million during the first quarter of 2017 and 2016, respectively.

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Basic weighted-average shares outstanding	270,489	271,660
Dilutive effect of stock options	2,341	1,362
Diluted weighted-average shares outstanding	272,830	273,022

Stock options to purchase 2 million and 4 million shares of common stock are excluded from the calculation of diluted weighted-average shares outstanding for the first quarter of 2017 and 2016, respectively, as their effect would have been anti-dilutive.

Note 6.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	April 1, 2017	December 31, 2016
Commercial	$941	$797
U.S. Government contracts	285	294
	1,226	1,091
Allowance for doubtful accounts	(28)	(27)
Total	$1,198	$1,064

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $180 million at April 1, 2017 and $178 million at December 31, 2016.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	April 1, 2017	December 31, 2016
Finance receivables*	$940	$976
Allowance for losses	(40)	(41)
Total finance receivables, net	$900	$935

* Includes finance receivables held for sale of $30 million at both April 1, 2017 and December 31, 2016.

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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	April 1, 2017	December 31, 2016
Performing	$723	$758
Watchlist	103	101
Nonaccrual	84	87
Nonaccrual as a percentage of finance receivables	9.23%	9.20%
Less than 31 days past due	$828	$857
31-60 days past due	25	49
61-90 days past due	21	18
Over 90 days past due	36	22
60+ days contractual delinquency as a percentage of finance receivables	6.26%	4.23%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Interest income recognized on impaired loans was not significant in the first quarter of 2017 or 2016.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	April 1, 2017	December 31, 2016
Recorded investment:
Impaired loans with related allowance for losses	$49	$55
Impaired loans with no related allowance for losses	45	65
Total	$94	$120
Unpaid principal balance	$101	$125
Allowance for losses on impaired loans	10	11
Average recorded investment	107	101

A summary of the allowance for losses on finance receivables, based on how the underlying finance receivables are evaluated for impairment, is provided below. The finance receivables reported in this table specifically exclude leveraged leases in accordance with U.S. generally accepted accounting principles.

(In millions)	April 1, 2017	December 31, 2016
Allowance based on collective evaluation	$30	$30
Allowance based on individual evaluation	10	11
Finance receivables evaluated collectively	719	727
Finance receivables evaluated individually	94	120

Note 7.  Inventories

Inventories are composed of the following:

(In millions)	April 1, 2017	December 31, 2016
Finished goods	$2,006	$1,947
Work in process	2,886	2,742
Raw materials and components	814	724
	5,706	5,413
Progress/milestone payments	(997)	(949)
Total	$4,709	$4,464

Note 8. Warranty Liability

Changes in our warranty liability are as follows:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Beginning of period	$138	$143
Provision	20	16
Settlements	(21)	(16)
Acquisitions	28	1
Adjustments*	(2)	(6)
End of period	$163	$138

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 9.  Debt

Under our shelf registration statement, on March 6, 2017, we issued $350 million of fixed-rate notes due March 15, 2027 that bear an annual interest rate of 3.65%.  The net proceeds of the issuance totaled $347 million, after deducting underwriting discounts, commissions and offering expenses.

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At April 1, 2017 and December 31, 2016, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $666 million and $665 million, respectively.  At April 1, 2017, the fair value amounts of our foreign currency exchange contracts were a $6 million asset and a $12 million liability. At December 31, 2016, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and a $17 million liability.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended April 1, 2017 and December 31, 2016, the Finance group’s impaired nonaccrual finance receivables of $39 million and $44 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides. Fair value measurements recorded on impaired finance receivables were not significant for both the first quarter of 2017 and 2016.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	April 1, 2017		December 31, 2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,043)	$(3,173)	$(2,690)	$(2,809)
Finance group
Finance receivables, excluding leases	695	727	729	758
Debt	(885)	(823)	(903)	(831)

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

Note 11.  Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
For the three months ended April 1, 2017
Beginning of period	$(1,505)	$(96)	$(4)	$(1,605)
Other comprehensive income before reclassifications	—	22	2	24
Reclassified from Accumulated other comprehensive loss	24	—	2	26
Other comprehensive income	24	22	4	50
End of period	$(1,481)	$(74)	$—	$(1,555)
For the three months ended April 2, 2016
Beginning of period	$(1,327)	$(47)	$(24)	$(1,398)
Other comprehensive income before reclassifications	—	24	16	40
Reclassified from Accumulated other comprehensive loss	21	—	5	26
Other comprehensive income	21	24	21	66
End of period	$(1,306)	$(23)	$(3)	$(1,332)

The before and after-tax components of other comprehensive income are presented below:

	April 1, 2017			April 2, 2016
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$34	$(12)	$22	$26	$(9)	$17
Amortization of prior service cost (credit)*	2	—	2	(2)	1	(1)
Unrealized gains	—	—	—	7	(2)	5
Pension and postretirement benefits adjustments, net	36	(12)	24	31	(10)	21
Deferred gains on hedge contracts:
Current deferrals	3	(1)	2	22	(6)	16
Reclassification adjustments	2	—	2	7	(2)	5
Deferred gains on hedge contracts, net	5	(1)	4	29	(8)	21
Foreign currency translation adjustments	21	1	22	25	(1)	24
Total	$62	$(12)	$50	$85	$(19)	$66

*These components of other comprehensive income are included in the computation of net periodic pension cost.  See Note 11 of our 2016 Annual Report on Form 10-K for additional information.

Note 12.  Special Charges

In the third quarter of 2016, we initiated a plan to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron. In the first quarter of 2017, we recorded special charges of $15 million related to this plan.  Since the inception of this plan, we have incurred a total of $71 million of severance costs, $48 million of asset impairments and $19 million in contract terminations and other costs.  Of these amounts, $63 million was incurred at Textron Systems, $46 million at Textron Aviation, $23 million at Industrial, and $6 million at Bell and Corporate. We expect to incur additional pre-tax charges under this plan in the range of $17 million to $32 million, primarily related to contract termination, severance, facility consolidation and relocation costs, which will principally be in the Industrial, Textron Aviation and Textron Systems segments.  We anticipate that these restructuring activities will be substantially completed by the end of the second quarter of 2017.  Upon completion, the total headcount reduction under this plan is expected to be approximately 2,000 positions, representing approximately 5% of our workforce.

In connection with the acquisition of Arctic Cat, as discussed in Note 2, we initiated a restructuring plan in the first quarter of 2017 to integrate this business into our Textron Specialized Vehicles business within the Industrial segment to reduce operating redundancies and maximize efficiencies.  As a result of this plan, we recorded $19 million of severance costs in the first quarter of 2017, largely related to change-of-control provisions, and we expect to incur an additional $8 million of restructuring costs. In addition, we recorded $3 million of acquisition transaction costs in the first quarter of 2017 that are included in special charges.  We estimate that we will incur total special charges of approximately $30 million related to Arctic Cat.

Special charges recorded in the first quarter of 2017 for both of these plans are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Acquisition Transaction Costs	Total Special Charges
Industrial	$19	$—	$3	$3	$25
Textron Aviation	1	10	—	—	11
Textron Systems	—	—	1	—	1
	$20	$10	$4	$3	$37

An analysis of our restructuring reserve activity for both plans in the first quarter of 2017 is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at December 31, 2016	$50	$13	$63
Provision for Arctic Cat plan	19	—	19
Provision for 2016 plan	1	4	5
Cash paid	(33)	(3)	(36)
Balance at April 1, 2017	$37	$14	$51

The total expected cash outlay for both restructuring plans is estimated in the range of $135 million to $150 million, of which $58 million has been paid through the first quarter of 2017 and the remainder is expected to be paid by the end of 2017.  Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

Note 13.  Income Taxes

Our effective tax rate for the first quarter of 2017 and 2016 was 17.4% and 29.8%, respectively.  The effective tax rate for the first quarter of 2017 reflects benefits recognized as a result of audit settlements and the recognition of excess tax benefits related to share-based compensation.

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

Note 15.  Segment Information

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Revenues
Textron Aviation	$970	$1,091
Bell	697	814
Textron Systems	416	324
Industrial	992	952
Finance	18	20
Total revenues	$3,093	$3,201
Segment Profit
Textron Aviation	$36	$73
Bell	83	82
Textron Systems	20	29
Industrial	76	91
Finance	4	5
Segment profit	219	280
Corporate expenses and other, net	(27)	(32)
Interest expense, net for Manufacturing group	(34)	(33)
Special charges	(37)	—
Income from continuing operations before income taxes	$121	$215

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended
(Dollars in millions)	April 1, 2017	April 2, 2016	% Change
Revenues	$3,093	$3,201	(3)%
Operating expenses	2,893	2,943	(2)%
Cost of sales	2,584	2,635	(2)%
Selling and administrative expense	309	308	—
Gross margin as a percentage of Manufacturing revenues	16.0%	17.2%

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 19 to 23.

Revenues

Revenues decreased $108 million, 3%, in the first quarter of 2017, compared with the first quarter of 2016, largely driven by decreases in the Textron Aviation and Bell segments, partially offset by higher revenues at the Textron Systems and Industrial segments.  The net revenue decrease included the following factors:

•                  Lower Textron Aviation revenues of $121 million, primarily due to lower volume and mix of $136 million, largely the result of lower military and commercial turboprop volume.

•                  Lower Bell revenues of $117 million, primarily due to lower other military revenues of $145 million, largely related to the H-1 program reflecting lower aircraft deliveries.

•                  Higher Textron Systems revenues of $92 million, primarily due to higher volume of $47 million in the Weapons and Sensors product line and $32 million in the Marine and Land Systems product line.

•                  Higher Industrial revenues of $40 million, primarily due to higher volume of $29 million, largely in the Fuel Systems and Functional Components product line, and the impact from acquired businesses of $29 million, primarily related to the acquisition of Arctic Cat described in the Segment Analysis section below.

Cost of Sales and Selling and Administrative Expense

Manufacturing cost of sales and selling and administrative expense together comprise our operating expenses. Cost of sales decreased $51 million, 2%, in the first quarter of 2017, compared with the first quarter of 2016, largely due to lower net volume as described above, partially offset by an increase from acquired businesses.  Gross margin as a percentage of Manufacturing revenues decreased 120 basis points from the first quarter of 2016, primarily due to lower margins at Textron Systems, largely due to the impact of a $24 million unfavorable program adjustment in the first quarter of 2017, as described in the Segment Analysis section.  The favorable gross margin impact of improved performance at Bell was offset by the impact of lower volume and mix at Textron Aviation.

Selling and administrative expense was relatively unchanged in the first quarter of 2017, compared with the first quarter of 2016.

Special Charges

In the third quarter of 2016, we initiated a plan to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron. In the first quarter of 2017, we recorded special charges of $15 million related to this plan.  Since the inception of this plan, we have incurred a total of $71 million of severance costs, $48 million of asset impairments and $19 million in contract terminations and other costs.  Of these amounts, $63 million was incurred at Textron Systems, $46 million at Textron Aviation, $23 million at Industrial, and $6 million at Bell and Corporate. We expect to incur additional pre-tax charges under this plan in the range of $17 million to $32 million, primarily related to contract termination, severance, facility consolidation and relocation costs, which will principally be in the Industrial, Textron Aviation and Textron Systems segments.  We anticipate that these restructuring activities will be substantially completed by the end of the second quarter of 2017.  Upon completion, the total headcount reduction under this plan is expected to be approximately 2,000 positions, representing approximately 5% of our workforce.

In connection with the acquisition of Arctic Cat, as discussed in the Segment Analysis below, we initiated a restructuring plan in the first quarter of 2017 to integrate this business into our Textron Specialized Vehicles business within the Industrial segment to reduce operating redundancies and maximize efficiencies.  As a result of this plan, we recorded $19 million of severance costs in the first quarter of 2017, largely related to change-of-control provisions, and we expect to incur an additional $8 million of restructuring costs.  In addition, we recorded $3 million of acquisition transaction costs in the first quarter of 2017 that are included in special charges.  We estimate that we will incur total special charges of approximately $30 million related to Arctic Cat.

Special charges recorded in the first quarter of 2017 for both of these plans are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Acquisition Transaction Costs	Total Special Charges
Industrial	$19	$—	$3	$3	$25
Textron Aviation	1	10	—	—	11
Textron Systems	—	—	1	—	1
	$20	$10	$4	$3	$37

Income Taxes

Our effective tax rate for the first quarter of 2017 and 2016 was 17.4% and 29.8%, respectively.  The effective tax rate for the first quarter of 2017 reflects benefits recognized as a result of audit settlements and the recognition of excess tax benefits related to share-based compensation.

Backlog

(In millions)	April 1, 2017	December 31, 2016
Bell	$5,652	$5,360
Textron Systems	1,728	1,841
Textron Aviation	1,014	1,041
Total backlog	$8,394	$8,242

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

Textron Aviation

	Three Months Ended
(Dollars in millions)	April 1, 2017	April 2, 2016
Revenues	$970	$1,091
Operating expenses	934	1,018
Segment profit	36	73
Profit margin	3.7%	6.7%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues from the prior year quarter:

(In millions)	2017 versus 2016
Volume and mix	$(136)
Other	15
Total change	$(121)

Textron Aviation’s revenues decreased $121 million, 11%, in the first quarter of 2017, compared with the first quarter of 2016, primarily due to lower volume and mix of $136 million, largely the result of lower military and commercial turboprop volume. We delivered 35 Citation jets, 12 King Air turboprops and 2 Beechcraft T-6 trainers in the first quarter of 2017, compared with 34 Citation jets, 26 King Air turboprops and 11 Beechcraft T-6 trainers in the first quarter of 2016.  The portion of the segment’s revenues derived from aftermarket sales and services represented 38% of its total revenues in the first quarter of 2017, compared with 35% in the first quarter of 2016.

Textron Aviation’s operating expenses decreased $84 million, 8%, in the first quarter of 2017, compared with the first quarter of 2016, largely due to lower net volume as described above.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit from the prior year quarter:

(In millions)	2017 versus 2016
Volume and mix	$(56)
Pricing, net of inflation	11
Performance and other	8
Total change	$(37)

Segment profit at Textron Aviation decreased $37 million, in the first quarter of 2017, compared with the first quarter of 2016, primarily as a result of lower net volume and mix as described above.

Bell

	Three Months Ended
(Dollars in millions)	April 1, 2017	April 2, 2016
Revenues:
V-22 program	$295	$278
Other military	108	253
Commercial	294	283
Total revenues	697	814
Operating expenses	614	732
Segment profit	83	82
Profit margin	11.9%	10.1%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues from the prior year quarter:

(In millions)	2017 versus 2016
Volume and mix	$(119)
Other	2
Total change	$(117)

Bell’s revenues decreased $117 million, 14%, in the first quarter of 2017, compared with the first quarter of 2016, primarily due to the following factors:

•                  $145 million decrease in other military revenues, primarily reflecting lower H-1 program revenues, as we delivered 3 H-1 aircraft in the first quarter of 2017, compared with 10 H-1 aircraft in the first quarter of 2016.

•                  $17 million increase in V-22 program revenues, primarily due to higher product support. Bell delivered 6 V-22 aircraft in both the first quarter of 2017 and 2016.

•                  $11 million increase in commercial revenues, primarily due to a change in mix of commercial aircraft sold during the period. Bell delivered 27 commercial aircraft in the first quarter of 2017, compared with 30 aircraft in the first quarter of 2016.

Bell’s operating expenses decreased $118 million, 16%, in the first quarter of 2017, compared with the first quarter of 2016, primarily due to lower net sales volume as described above.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit from the prior year quarter:

(In millions)	2017 versus 2016
Performance and other	$26
Volume and mix	(25)
Total change	$1

Bell’s segment profit was relatively unchanged in the first quarter of 2017, compared with the first quarter of 2016.  The favorable performance and other, largely due to lower research, development, selling and administrative costs, was mostly offset by the unfavorable impact from volume and mix as described above.

Textron Systems

	Three Months Ended
(Dollars in millions)	April 1, 2017	April 2, 2016
Revenues	$416	$324
Operating expenses	396	295
Segment profit	20	29
Profit margin	4.8%	9.0%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues from the prior year quarter:

(In millions)	2017 versus 2016
Volume	$81
Acquisitions	10
Other	1
Total change	$92

Revenues at Textron Systems increased $92 million, 28%, in the first quarter of 2017, compared with the first quarter of 2016, primarily due to higher volume of $47 million in the Weapons and Sensors product line and $32 million in the Marine and Land Systems product line.

Textron Systems’ operating expenses increased $101 million, 34%, in the first quarter of 2017, compared with the first quarter of 2016, primarily due to higher volume as described above and an unfavorable program adjustment described below.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit from the prior year quarter:

(In millions)	2017 versus 2016
Performance	$(21)
Volume and mix	13
Other	(1)
Total change	$(9)

Textron Systems’ segment profit decreased $9 million, 31%, in the first quarter of 2017, compared with the first quarter of 2016, as the higher volume described above was more than offset by an unfavorable program adjustment of $24 million related to the Tactical Armoured Patrol Vehicle (TAPV) program.

In the third quarter of 2016, we began initial deliveries under a contract to deliver 500 TAPVs to our Canadian customer.  With these deliveries, we expected our production activities to ramp significantly by the beginning of 2017.  During the first quarter of 2017, production volume has not ramped up as anticipated due to various production issues, resulting in inefficiencies as well as revised estimates for production costs on the remaining vehicles still to be delivered under this contract.  Based on our revised estimate, we recorded a $24 million loss on this contract in the first quarter of 2017.

Industrial

	Three Months Ended
(Dollars in millions)	April 1, 2017	April 2, 2016
Revenues:
Fuel Systems and Functional Components	$603	$580
Other Industrial	389	372
Total revenues	992	952
Operating expenses	916	861
Segment profit	76	91
Profit margin	7.7%	9.6%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues from the prior year quarter:

(In millions)	2017 versus 2016
Volume	$29
Acquisitions	29
Foreign exchange	(20)
Other	2
Total change	$40

Industrial segment revenues increased $40 million, 4%, in the first quarter of 2017, compared with the first quarter of 2016, primarily due to higher volume of $29 million and the impact from acquired businesses of $29 million, largely related to the acquisition of Arctic Cat described below.  These increases were partially offset by an unfavorable foreign exchange impact of $20 million.  The increase in volume was primarily related to the Fuel Systems and Functional Components product line, largely reflecting automotive industry demand in Europe.

On March 6, 2017, we acquired Arctic Cat, a manufacturer of all-terrain vehicles, side-by-sides and snowmobiles, in addition to related parts, garments and accessories.  Arctic Cat provides a platform to expand our product portfolio and increase our distribution channel to support growth within our Textron Specialized Vehicles business.  The operating results of Arctic Cat have been included in our financial results only for the period subsequent to the completion of the acquisition.  See Note 2 to the Consolidated Financial Statements for additional information regarding this acquisition.

Operating expenses for the Industrial segment increased $55 million, 6%, in the first quarter of 2017, compared with the first quarter of 2016, primarily due to the impact from higher volume as described above and additional operating expenses from acquired businesses.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit from the prior year quarter:

(In millions)	2017 versus 2016
Performance and other	$(9)
Inflation, net of pricing	(4)
Foreign exchange	(2)
Total change	$(15)

Segment profit for the Industrial segment decreased $15 million, 16%, in the first quarter of 2017, compared with the first quarter of 2016, largely due to unfavorable performance and other of $9 million, which primarily includes the operating results of Arctic Cat as we begin to integrate this business into the Textron Specialized Vehicles business, and an unfavorable impact from inflation, net of pricing of $4 million.

Finance

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Revenues	$18	$20
Segment profit	4	5

Finance segment revenues and profit were largely unchanged in the first quarter of 2017, compared with the first quarter of 2016.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	April 1, 2017	December 31, 2016
Finance receivables*	$910	$946
Nonaccrual finance receivables	84	87
Ratio of nonaccrual finance receivables to finance receivables	9.23%	9.20%
60+ days contractual delinquency	$57	$40
60+ days contractual delinquency as a percentage of finance receivables	6.26%	4.23%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	April 1, 2017	December 31, 2016
Manufacturing group
Cash and equivalents	$858	$1,137
Debt	3,230	2,777
Shareholders’ equity	5,582	5,574
Capital (debt plus shareholders’ equity)	8,812	8,351
Net debt (net of cash and equivalents) to capital	30%	23%
Debt to capital	37%	33%
Finance group
Cash and equivalents	$139	$161
Debt	885	903

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

Textron has a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At April 1, 2017, there were no amounts borrowed against the facility.

We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.  In March 2017, we issued $350 million in 3.65% Notes due March 2027 under this registration statement, and in March 2016, we issued $350 million in 4.0% Notes due March 2026.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Operating activities	$(143)	$(148)
Investing activities	(393)	(252)
Financing activities	274	173

The first quarter of our fiscal year typically results in net cash outflow from operating activities. Consistent with prior years, we expect positive cash flows from operating activities for the full year.

Cash flows used in operating activities in the first quarter of 2017 primarily included incentive and deferred compensation payments of $138 million and higher inventory levels of $122 million, largely at Textron Aviation in support of sales growth, partially offset by net tax refunds of $80 million and earnings.  In the first quarter of 2016, cash flows used in operating activities primarily related to higher inventory levels of $313 million and incentive and deferred compensation payments of $139 million, partially offset by earnings.  The higher inventory levels in the first quarter of 2016 were largely due to increases at Textron Aviation and Textron Systems to support sales growth.

During the first quarter of 2017, investing activities reflected a $316 million aggregate cash payment, including the repayment of debt and net of cash acquired, for the acquisition of Arctic Cat, compared with payments of $164 million for four business acquisitions in the first quarter of 2016.  Cash used for investing activities also included capital expenditures of $76 million and $88 million in the first quarter of 2017 and 2016, respectively.

Financing activities in the first quarter of 2017 primarily included proceeds from long-term debt of $347 million and an increase in short-term debt of $100 million, largely from the issuance of commercial paper.  These cash inflows were partially offset by $186 million in cash paid to repurchase an aggregate of 3.9 million shares of our outstanding common stock under a 2017 share repurchase authorization.  In the first quarter of 2016, financing activities primarily included proceeds from long-term debt of $345 million, partially offset by $215 million in cash paid to repurchase an aggregate of 6.2 million shares of our outstanding common stock under a 2013 share repurchase authorization.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Operating activities	$(51)	$2
Investing activities	52	23
Financing activities	(23)	(29)

The Finance group’s cash flows used in operating activities for the first quarter of 2017 included net tax payments of $50 million.  Cash flows from investing activities primarily included collections on finance receivables totaling $76 million and $68 million in the first quarter of 2017 and 2016, respectively, partially offset by finance receivable originations of $36 million and $55 million, respectively.  Cash flows used for financing activities included payments on long-term and nonrecourse debt of $38 million in the first quarter of 2017, compared with $46 million of payments in the first quarter of 2016.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Operating activities	$(169)	$(150)
Investing activities	(366)	(225)
Financing activities	251	144

Consolidated cash flows used in operating activities in the first quarter of 2017 primarily included incentive and deferred compensation payments of $141 million and higher inventory levels of $122 million, largely at Textron Aviation in support of sales growth, partially offset by net tax refunds of $30 million and earnings.  In the first quarter of 2016, cash flows used in operating activities primarily related to higher inventory levels of $313 million and incentive and deferred compensation payments of $142 million, partially offset by earnings.

Investing cash flows reflected a $316 million aggregate cash payment, including the repayment of debt and net of cash acquired, for the acquisition of Arctic Cat in the first quarter of 2017, compared with payments of $164 million for acquisitions in the first quarter of 2016.  Cash used for investing activities also included capital expenditures of $76 million and $88 million in the first quarter of 2017 and 2016, respectively.

Total financing cash flows in the first quarter of 2017, primarily included proceeds from long-term debt of $362 million and an increase in short-term debt of $100 million, partially offset by $186 million of share repurchases.  Cash flows from financing activities in the first quarter of 2016 primarily included proceeds from long-term debt of $362 million, partially offset by $215 million of share repurchases.

Captive Financing and Other Intercompany Transactions

The Finance group provides financing primarily to purchases of new and pre-owned Textron Aviation aircraft and Bell helicopters manufactured by our Manufacturing group, otherwise known as captive financing.  In the Consolidated Statements of Cash Flows, cash received from customers is reflected as operating activities when received from third parties.  However, in the cash flow information provided for the separate borrowing groups, cash flows related to captive financing activities are reflected based on the operations of each group.  For example, when product is sold by our Manufacturing group to a customer and is financed by the Finance group, the origination of the finance receivable is recorded within investing activities as a cash outflow in the Finance group’s statement of cash flows.  Meanwhile, in the Manufacturing group’s statement of cash flows, the cash received from the Finance group on the customer’s behalf is recorded within operating cash flows as a cash inflow.  Although cash is transferred between the two borrowing groups, there is no cash transaction reported in the consolidated cash flows at the time of the original financing.  These captive financing activities, along with all significant intercompany transactions, are reclassified or eliminated from the Consolidated Statements of Cash Flows.

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Reclassification adjustments from investing to operating activities:
Cash received from customers	$61	$51
Finance receivable originations for Manufacturing group inventory sales	(36)	(55)
Total reclassification adjustments from investing to operating activities	$25	$(4)

Critical Accounting Estimates

The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are disclosed on pages 33 through 35 in our 2016 Annual Report on Form 10-K.  The following section provides an update of the year-end disclosure.

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

At the outset of each contract, we estimate the initial profit booking rate. The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements (for example, a newly-developed product versus a mature product), schedule (for example, the number and type of milestone events), and costs by contract requirements in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract. Likewise, the profit booking rate may decrease if we are not successful in retiring the risks; and, as a result, our estimated costs at completion increase. All of the estimates are subject to change during the performance of the contract and, therefore, may affect the profit booking rate. When adjustments are required, any changes from prior estimates are recognized using the cumulative catch-up method with the impact of the change from inception-to-date recorded in the current period. The aggregate gross amount of all program profit adjustments that are included within segment profit are presented below:

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Gross favorable	$20	$34
Gross unfavorable	(32)	(5)
Net adjustments	$(12)	$29

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2016 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the fiscal quarter ended April 1, 2017.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2016 Annual Report on Form 10-K.

Item 4. Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 1, 2017. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of April 1, 2017.

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information about our first quarter 2017 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
January 1, 2017 – February 4, 2017	666	$47.85	666	24,334
February 5, 2017 – March 4, 2017	850	47.40	850	23,484
March 5, 2017 – April 1, 2017	2,409	47.32	2,409	21,075
Total	3,925	$47.43	3,925

* These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that had been announced on January 25, 2017. This plan has no expiration date.

Item 5. Other Information

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.02(e) and Item 5.07.

Item 5.02(e)

On February 22, 2017, the Board of Directors adopted, subject to shareholder approval, the Textron Inc. Short-Term Incentive Plan (the “Short-Term Plan”).  On April 26, 2017, Textron held its annual meeting of shareholders at which the shareholders approved the Short-Term Plan. The Short-Term Plan is described under “Approval of the Textron Inc. Short-Term Incentive Plan”, and is filed as Appendix A, in the Company’s Definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on March 3, 2017. The description of the Short-Term Plan is incorporated herein by reference.

Item 5.07

(a)         The 2017 Annual Meeting of Shareholders of Textron was held on April 26, 2017.

(b)         The results of the voting on the matters submitted to our shareholders are as follows:

1.              The following persons were elected to serve as directors until the next annual shareholders’ meeting and received the following votes:

	For	Against	Abstain	Broker Non-Vote

Scott C. Donnelly	231,089,503	4,906,838	905,168	17,147,780
Kathleen M. Bader	231,489,807	4,215,792	1,195,910	17,147,780
R. Kerry Clark	230,707,322	4,855,404	1,338,783	17,147,780
James T. Conway	232,264,957	3,448,259	1,188,293	17,147,780
Ivor J. Evans	231,153,231	4,385,865	1,362,413	17,147,780
Lawrence K. Fish	230,469,346	5,142,937	1,289,226	17,147,780
Paul E. Gagné	230,512,009	5,136,176	1,253,324	17,147,780
Ralph D. Heath	232,194,132	3,460,687	1,246,690	17,147,780
Lloyd G. Trotter	231,917,453	3,749,256	1,234,800	17,147,780
James L. Ziemer	231,929,850	3,706,612	1,265,047	17,147,780
Maria T. Zuber	232,031,415	3,657,599	1,212,495	17,147,780

2.              The Textron Inc. Short-Term Incentive Plan was approved by the following vote:

For	Against	Abstain	Broker Non-Vote

229,463,480	6,584,433	853,596	17,147,780

3.     The advisory (non-binding) resolution to approve the compensation of our named executive officers, as disclosed in our proxy statement, was approved by the following vote:

For	Against	Abstain	Broker Non-Vote

222,668,857	12,996,586	1,236,066	17,147,780

4.              The advisory vote on the frequency of shareholder votes on the compensation of executives received the following votes:

One Year	Two Years	Three Years	Abstain	Broker Non-Vote

212,276,632	1,562,738	21,926,970	1,135,169	17,147,780

5.              The appointment of Ernst & Young LLP by the Audit Committee as Textron’s independent registered public accounting firm for 2017 was ratified by the following vote:

For	Against	Abstain

250,102,312	3,107,892	839,085

6.              The shareholder proposal regarding an annual report on lobbying activities was rejected by the following vote:

For	Against	Abstain	Broker Non-Vote

55,318,449	176,211,323	5,371,737	17,147,780

(c)          Not applicable.

(d)         In light of the results of the vote on the frequency of shareholder votes on the compensation of executives and consistent with the Board’s recommendation on this matter, the Board has determined to include a shareholder vote on the compensation of its named executive officers in its proxy materials annually until the next required vote on the frequency of shareholder votes on compensation of executives.

Item 6.	Exhibits

10.1	Amendment No. 2 to Deferred Income Plan for Non-Employee Directors, as Amended and Restated Effective January 1, 2009, dated March 1, 2017

10.2	Textron Inc. Short-Term Incentive Plan

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income,  (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	April 26, 2017	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

10.1	Amendment No. 2 to Deferred Income Plan for Non-Employee Directors, as Amended and Restated Effective January 1, 2009, dated March 1, 2017

10.2	Textron Inc. Short-Term Incentive Plan

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income,  (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.