Form 10-Q
period 2017-07-01
TEXTRON INC
filed 2017-07-27
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ✓  No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ✓  No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  [  ✓ ]                                       Accelerated filer  [ __ ]                                       Non-accelerated filer  [ __ ]

Smaller reporting company  [ __ ]                                       Emerging growth company  [ __ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ __ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   ✓

As of July 14, 2017, there were 264,713,726 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended July 1, 2017

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues
Manufacturing revenues	$3,586	$3,491	$6,661	$6,672
Finance revenues	18	20	36	40
Total revenues	3,604	3,511	6,697	6,712
Costs, expenses and other
Cost of sales	2,990	2,889	5,574	5,524
Selling and administrative expense	343	318	652	626
Interest expense	43	44	85	87
Special charges	13	—	50	—
Total costs, expenses and other	3,389	3,251	6,361	6,237
Income from continuing operations before income taxes	215	260	336	475
Income tax expense	62	82	83	146
Income from continuing operations	153	178	253	329
Income (loss) from discontinued operations, net of income taxes	—	(1)	1	(2)
Net income	$153	$177	$254	$327
Basic earnings per share
Continuing operations	$0.57	$0.66	$0.94	$1.21
Discontinued operations	—	—	—	—
Basic earnings per share	$0.57	$0.66	$0.94	$1.21
Diluted earnings per share
Continuing operations	$0.57	$0.66	$0.94	$1.21
Discontinued operations	—	(0.01)	—	(0.01)
Diluted earnings per share	$0.57	$0.65	$0.94	$1.20
Dividends per share
Common stock	$0.02	$0.02	$0.04	$0.04

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$153	$177	$254	$327
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	23	15	47	36
Foreign currency translation adjustments	42	(20)	64	4
Deferred gains on hedge contracts, net of reclassifications	4	4	8	25
Other comprehensive income (loss)	69	(1)	119	65
Comprehensive income	$222	$176	$373	$392

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	July 1, 2017	December 31, 2016
Assets
Manufacturing group
Cash and equivalents	$938	$1,137
Accounts receivable, net	1,236	1,064
Inventories	4,655	4,464
Other current assets	357	388
Total current assets	7,186	7,053
Property, plant and equipment, less accumulated depreciation and amortization of $4,144 and $4,123	2,669	2,581
Goodwill	2,340	2,113
Other assets	2,376	2,331
Total Manufacturing group assets	14,571	14,078
Finance group
Cash and equivalents	191	161
Finance receivables, net	840	935
Other assets	173	184
Total Finance group assets	1,204	1,280
Total assets	$15,775	$15,358
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$362	$363
Accounts payable	1,200	1,273
Accrued liabilities	2,443	2,257
Total current liabilities	4,005	3,893
Other liabilities	2,275	2,354
Long-term debt	2,774	2,414
Total Manufacturing group liabilities	9,054	8,661
Finance group
Other liabilities	171	220
Debt	868	903
Total Finance group liabilities	1,039	1,123
Total liabilities	10,093	9,784
Shareholders’ equity
Common stock	34	34
Capital surplus	1,674	1,599
Treasury stock	(329)	—
Retained earnings	5,789	5,546
Accumulated other comprehensive loss	(1,486)	(1,605)
Total shareholders’ equity	5,682	5,574
Total liabilities and shareholders’ equity	$15,775	$15,358
Common shares outstanding (in thousands)	265,113	270,287

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended July 1, 2017 and July 2, 2016, respectively

	Consolidated
(In millions)	2017	2016
Cash flows from operating activities
Net income	$254	$327
Less: Income (loss) from discontinued operations	1	(2)
Income from continuing operations	253	329
Adjustments to reconcile income from continuing operations
to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	218	223
Deferred income taxes	21	32
Asset impairments	21	—
Other, net	52	51
Changes in assets and liabilities:
Accounts receivable, net	(125)	(80)
Inventories	(61)	(454)
Other assets	(11)	28
Accounts payable	(140)	147
Accrued and other liabilities	(68)	(377)
Income taxes, net	55	12
Pension, net	16	14
Captive finance receivables, net	60	48
Other operating activities, net	(2)	(3)
Net cash provided by (used in) operating activities of continuing operations	289	(30)
Net cash used in operating activities of discontinued operations	(23)	(1)
Net cash provided by (used in) operating activities	266	(31)
Cash flows from investing activities
Net cash used in acquisitions	(329)	(179)
Capital expenditures	(161)	(207)
Finance receivables repaid	24	36
Other investing activities, net	34	52
Net cash used in investing activities	(432)	(298)
Cash flows from financing activities
Proceeds from long-term debt	375	362
Principal payments on long-term debt and nonrecourse debt	(74)	(90)
Purchases of Textron common stock	(329)	(215)
Dividends paid	(11)	(11)
Other financing activities, net	21	22
Net cash provided by (used in) financing activities	(18)	68
Effect of exchange rate changes on cash and equivalents	15	(1)
Net decrease in cash and equivalents	(169)	(262)
Cash and equivalents at beginning of period	1,298	1,005
Cash and equivalents at end of period	$1,129	$743

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Six Months Ended July 1, 2017 and July 2, 2016, respectively

	Manufacturing Group		Finance Group
(In millions)	2017	2016	2017	2016
Cash flows from operating activities
Net income	$245	$320	$9	$7
Less: Income (loss) from discontinued operations	1	(2)	—	—
Income from continuing operations	244	322	9	7
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	211	217	7	6
Deferred income taxes	22	37	(1)	(5)
Asset impairments	21	—	—	—
Other, net	51	51	1	—
Changes in assets and liabilities:
Accounts receivable, net	(125)	(80)	—	—
Inventories	(60)	(441)	—	—
Other assets	(8)	29	(3)	(1)
Accounts payable	(140)	147	—	—
Accrued and other liabilities	(62)	(373)	(6)	(4)
Income taxes, net	102	10	(47)	2
Pension, net	16	14	—	—
Dividends received from Finance group	—	29	—	—
Other operating activities, net	(2)	(3)	—	—
Net cash provided by (used in) operating activities of continuing operations	270	(41)	(40)	5
Net cash used in operating activities of discontinued operations	(23)	(1)	—	—
Net cash provided by (used in) operating activities	247	(42)	(40)	5
Cash flows from investing activities
Net cash used in acquisitions	(329)	(179)	—	—
Capital expenditures	(161)	(207)	—	—
Finance receivables repaid	—	—	158	170
Finance receivables originated	—	—	(74)	(86)
Other investing activities, net	1	3	32	36
Net cash provided by (used in) investing activities	(489)	(383)	116	120
Cash flows from financing activities
Proceeds from long-term debt	347	345	28	17
Principal payments on long-term debt and nonrecourse debt	—	—	(74)	(90)
Purchases of Textron common stock	(329)	(215)	—	—
Dividends paid	(11)	(11)	—	(29)
Other financing activities, net	21	22	—	—
Net cash provided by (used in) financing activities	28	141	(46)	(102)
Effect of exchange rate changes on cash and equivalents	15	(1)	—	—
Net increase (decrease) in cash and equivalents	(199)	(285)	30	23
Cash and equivalents at beginning of period	1,137	946	161	59
Cash and equivalents at end of period	$938	$661	$191	$82

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

We periodically change our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates increased income from continuing operations before income taxes in the second quarter of 2017 and 2016 by $9 million and $10 million, respectively, ($6 million after tax, or $0.02 per diluted share for both periods).  For the second quarter of 2017 and 2016, the gross favorable program profit adjustments totaled $23 million and $19 million, respectively, and the gross unfavorable program profit adjustments totaled $14 million and $9 million, respectively.

The changes in estimates decreased income from continuing operations before income taxes in the first half of 2017 by $3 million ($2 million after tax, or $0.01 per diluted share) and increased income from continuing operations before income taxes in the first half of 2016 by $39 million ($25 million after tax, or $0.09 per diluted share).  For the first half of 2017 and 2016, the gross favorable program profit adjustments totaled $43 million and $53 million, respectively, and the gross unfavorable program profit adjustments totaled $46 million and $14 million, respectively.

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

Based on our review and analysis of our contracts through the end of the second quarter of 2017, we believe that the standard will primarily impact our Bell and Textron Systems segments, which have long-term production contracts with the U.S. Government as these contracts currently use the units-of-delivery accounting method; under the new standard, these contracts will transition to a model that recognizes revenue over time, principally as costs are incurred, resulting in earlier revenue recognition.  In 2016, approximately 25% of our revenues were from contracts with the U.S. Government.

We do not expect that the new standard will have a significant impact on revenue recognition for our Textron Aviation and Industrial segments.  For these segments, we expect to continue to primarily recognize revenue for contracts at the point in time when the customer accepts delivery of the goods provided.

We are currently evaluating the new disclosure requirements of the standard and expect to complete our assessment of the cumulative effect of adopting the standard in the fourth quarter of 2017.  Our evaluation of the standard will continue through the adoption date, including any impacts related to new contracts awarded and any new or emerging interpretations of the standard.  We are in the process of implementing changes to business processes, systems and internal controls required to implement and account for the new standard.

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

Note 3.  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Pension Benefits
Service cost	$25	$25	$50	$49
Interest cost	81	85	161	170
Expected return on plan assets	(127)	(122)	(253)	(245)
Amortization of net actuarial loss	34	26	68	52
Amortization of prior service cost	4	3	8	7
Net periodic benefit cost	$17	$17	$34	$33
Postretirement Benefits Other Than Pensions
Service cost	$—	$—	$1	$1
Interest cost	3	4	6	8
Amortization of prior service credit	(2)	(5)	(4)	(11)
Net periodic benefit cost (credit)	$1	$(1)	$3	$(2)

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Basic weighted-average shares outstanding	267,114	269,888	268,802	270,774
Dilutive effect of stock options	2,185	1,428	2,274	1,398
Diluted weighted-average shares outstanding	269,299	271,316	271,076	272,172

Stock options to purchase 2 million shares of common stock are excluded from the calculation of diluted weighted-average shares outstanding for both the second quarter and first half of 2017, as their effect would have been anti-dilutive. Stock options to purchase 5 million shares of common stock are excluded from the calculation of diluted weighted-average shares outstanding for both the second quarter and first half of 2016, as their effect would have been anti-dilutive.

Note 5. Accounts Receivable and Finance Receivables Accounts Receivable Accounts receivable is composed of the following:

(In millions)			July 1, 2017	December 31, 2016
Commercial			$991	$797
U.S. Government contracts			272	294
			1,263	1,091
Allowance for doubtful accounts			(27)	(27)
Total			$1,236	$1,064

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $164 million at July 1, 2017 and $178 million at December 31, 2016.

Finance Receivables Finance receivables are presented in the following table:

(In millions)	July 1, 2017	December 31, 2016
Finance receivables*	$875	$976
Allowance for losses	(35)	(41)
Total finance receivables, net	$840	$935
* Includes finance receivables held for sale of $30 million at both July 1, 2017 and December 31, 2016.

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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	July 1, 2017	December 31, 2016
Performing	$732	$758
Watchlist	45	101
Nonaccrual	68	87
Nonaccrual as a percentage of finance receivables	8.05%	9.20%
Less than 31 days past due	$772	$857
31-60 days past due	31	49
61-90 days past due	21	18
Over 90 days past due	21	22
60 + days contractual delinquency as a percentage of finance receivables	4.97%	4.23%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  Interest income recognized on impaired loans was not significant in the first half of 2017 or 2016.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	July 1, 2017	December 31, 2016
Recorded investment:
Impaired loans with related allowance for losses	$29	$55
Impaired loans with no related allowance for losses	49	65
Total	$78	$120
Unpaid principal balance	$85	$125
Allowance for losses on impaired loans	7	11
Average recorded investment	98	101

A summary of the allowance for losses on finance receivables, based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table specifically exclude leveraged leases in accordance with U.S. generally accepted accounting principles.

(In millions)	July 1, 2017	December 31, 2016
Allowance based on collective evaluation	$28	$30
Allowance based on individual evaluation	7	11
Finance receivables evaluated collectively	670	727
Finance receivables evaluated individually	78	120

Note 6. Inventories Inventories are composed of the following:

(In millions)	July 1, 2017	December 31, 2016
Finished goods	$1,995	$1,947
Work in process	2,752	2,742
Raw materials and components	798	724
	5,545	5,413
Progress/milestone payments	(890)	(949)
Total	$4,655	$4,464

Note 7. Warranty Liability Changes in our warranty liability are as follows:

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Beginning of period	$138	$143
Provision	35	37
Settlements	(36)	(37)
Acquisitions	28	2
Adjustments*	(9)	(6)
End of period	$156	$139

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At July 1, 2017 and December 31, 2016, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $610 million and $665 million, respectively.  At July 1, 2017, the fair value amounts of our foreign currency exchange contracts were a $10 million asset and a $10 million liability.  At December 31, 2016, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and a $17 million liability.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended July 1, 2017 and December 31, 2016, the Finance group’s impaired nonaccrual finance receivables of $22 million and $44 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides.  Fair value measurements recorded on impaired finance receivables were not significant for both the second quarter and first half of 2017 and 2016.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	July 1, 2017		December 31, 2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,050)	$(3,197)	$(2,690)	$(2,809)
Finance group
Finance receivables, excluding leases	639	676	729	758
Debt	(868)	(837)	(903)	(831)

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

Note 10.  Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
For the six months ended July 1, 2017
Beginning of period	$(1,505)	$(96)	$(4)	$(1,605)
Other comprehensive income before reclassifications	—	64	3	67
Reclassified from Accumulated other comprehensive loss	47	—	5	52
Other comprehensive income	47	64	8	119
End of period	$(1,458)	$(32)	$4	$(1,486)
For the six months ended July 2, 2016
Beginning of period	$(1,327)	$(47)	$(24)	$(1,398)
Other comprehensive income before reclassifications	5	4	14	23
Reclassified from Accumulated other comprehensive loss	31	—	11	42
Other comprehensive income	36	4	25	65
End of period	$(1,291)	$(43)	$1	$(1,333)

The before and after-tax components of other comprehensive income (loss) are presented below:

	July 1, 2017			July 2, 2016
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$34	$(12)	$22	$26	$(10)	$16
Amortization of prior service cost (credit)*	2	(1)	1	(2)	1	(1)
Pension and postretirement benefits adjustments, net	36	(13)	23	24	(9)	15
Deferred gains on hedge contracts:
Current deferrals	2	(1)	1	(2)	—	(2)
Reclassification adjustments	4	(1)	3	8	(2)	6
Deferred gains on hedge contracts, net	6	(2)	4	6	(2)	4
Foreign currency translation adjustments	39	3	42	(14)	(6)	(20)
Total	$81	$(12)	$69	$16	$(17)	$(1)
Six Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$68	$(24)	$44	$52	$(19)	$33
Amortization of prior service cost (credit)*	4	(1)	3	(4)	2	(2)
Unrealized gains	—	—	—	7	(2)	5
Pension and postretirement benefits adjustments, net	72	(25)	47	55	(19)	36
Deferred gains on hedge contracts:
Current deferrals	5	(2)	3	20	(6)	14
Reclassification adjustments	6	(1)	5	15	(4)	11
Deferred gains on hedge contracts, net	11	(3)	8	35	(10)	25
Foreign currency translation adjustments	60	4	64	11	(7)	4
Total	$143	$(24)	$119	$101	$(36)	$65

*These components of other comprehensive income (loss) are included in the computation of net periodic pension cost.  See Note 11 of our 2016 Annual Report on Form 10-K for additional information.

Note 11.  Special Charges

In the third quarter of 2016, we initiated a plan to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron.  In connection with this plan, we recorded special charges of $12 million in the second quarter of 2017 and $27 million in the first half of 2017.  Since the inception of the 2016 plan, we have incurred a total of $76 million of severance costs, $59 million of asset impairments and $15 million in contract terminations and other costs.  Of these amounts, $61 million was incurred at Textron Systems, $57 million at Textron Aviation, $26 million at Industrial and $6 million at Bell and Corporate. This plan is largely complete with additional pre-tax charges in the range of $5 million to $20 million expected in the second half of 2017, primarily related to contract terminations, facility consolidation and relocation costs.  The total headcount reduction under this plan is expected to be approximately 2,000 positions, representing approximately 5% of our workforce.

In connection with the acquisition of Arctic Cat, as discussed in Note 2, we initiated a restructuring plan in the first quarter of 2017 to integrate this business into our Textron Specialized Vehicles business within the Industrial segment to reduce operating redundancies and maximize efficiencies.  As a result of this plan, we recorded $19 million of restructuring charges in the first quarter of 2017, largely related to change-of-control provisions.  In addition, we recorded $4 million of acquisition-related transaction and integration costs in the first half of 2017.  We expect to complete this plan in the second half of 2017 and estimate that we will incur total special charges of approximately $30 million related to Arctic Cat.

Special charges recorded in the second quarter and first half of 2017 for both of these plans are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Acquisition Integration/ Transaction Costs	Total Special Charges
For the three months ended July 1, 2017
Industrial	$—	$—	$3	$1	$4
Textron Aviation	4	7	—	—	11
Textron Systems	1	4	(7)	—	(2)
	$5	$11	$(4)	$1	$13
For the six months ended July 1, 2017
Industrial	$19	$—	$6	$4	$29
Textron Aviation	5	17	—	—	22
Textron Systems	1	4	(6)	—	(1)
	$25	$21	$—	$4	$50

An analysis of our restructuring reserve activity for both plans in the first half of 2017 is summarized below:

(In millions)			Severance Costs	Contract Terminations and Other	Total
Balance at December 31, 2016			$50	$13	$63
Provision for Arctic Cat plan			19	—	19
Provision for 2016 plan			6	8	14
Reversals*			—	(8)	(8)
Cash paid			(59)	(9)	(68)
Balance at July 1, 2017			$16	$4	$20

*Primarily related to favorable contract negotiations in the Textron Systems segment.

We expect cash payments for both restructuring plans to be approximately $40 million in the second half of 2017.  Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues
Textron Aviation	$1,171	$1,196	$2,141	$2,287
Bell	825	804	1,522	1,618
Textron Systems	477	487	893	811
Industrial	1,113	1,004	2,105	1,956
Finance	18	20	36	40
Total revenues	$3,604	$3,511	$6,697	$6,712
Segment Profit
Textron Aviation	$54	$81	$90	$154
Bell	112	81	195	163
Textron Systems	42	60	62	89
Industrial	82	99	158	190
Finance	5	7	9	12
Segment profit	295	328	514	608
Corporate expenses and other, net	(31)	(31)	(58)	(63)
Interest expense, net for Manufacturing group	(36)	(37)	(70)	(70)
Special charges	(13)	—	(50)	—
Income from continuing operations before income taxes	$215	$260	$336	$475

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Revenues	$3,604	$3,511	3%	$6,697	$6,712	—
Operating expenses	3,333	3,207	4%	6,226	6,150	1%
Cost of sales	2,990	2,889	3%	5,574	5,524	1%
Selling and administrative expense	343	318	8%	652	626	4%
Gross margin percentage of Manufacturing revenues	16.6%	17.2%		16.3%	17.2%

An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 18 to 23.

Revenues

Revenues increased $93 million, 3%, in the second quarter of 2017, compared with the second quarter of 2016, largely driven by increases in the Industrial and Bell segments, partially offset by lower revenues at the Textron Aviation and Textron Systems segments.  The net revenue increase included the following factors:

•                  Higher Industrial revenues of $109 million, primarily due to the impact from the acquisition of Arctic Cat described in the Segment Analysis section below.

•                  Higher Bell revenues of $21 million, primarily due to an increase in other military revenues of $118 million, largely related to higher H-1 deliveries, partially offset by a decrease in V-22 program revenues of $86 million, primarily reflecting lower aircraft deliveries.

•                  Lower Textron Aviation revenues of $25 million, primarily reflecting lower military and commercial turboprop volume.

•                  Lower Textron Systems revenues of $10 million, primarily due to lower volume of $92 million in the Weapons and Sensors and the Unmanned Systems product lines, partially offset by higher volume of $88 million in the Marine and Land Systems product line.

Revenues decreased $15 million in the first half of 2017, compared with the first half of 2016, largely driven by decreases in the Textron Aviation and Bell segments, partially offset by higher revenues at the Industrial and Textron Systems segments.  The net revenue decrease included the following factors:

•                  Lower Textron Aviation revenues of $146 million, primarily due to lower volume and mix of $165 million, largely the result of lower military and commercial turboprop volume.

•                  Lower Bell revenues of $96 million, primarily due to a decrease in V-22 program revenues of $69 million, largely reflecting lower aircraft deliveries.

•                  Higher Industrial revenues of $149 million, primarily due to the impact from the acquisition of Arctic Cat.

•                  Higher Textron Systems revenues of $82 million, primarily due to higher volume of $120 million in the Marine and Land Systems product line, partially offset by lower volume of $56 million in the Weapons and Sensors and the Unmanned Systems product lines.

Cost of Sales and Selling and Administrative Expense

Manufacturing cost of sales and selling and administrative expense together comprise our operating expenses. Cost of sales increased $101 million, 3%, in the second quarter of 2017, compared with the second quarter of 2016, primarily related to the acquisition of Arctic Cat.  In the first half of 2017, cost of sales increased $50 million, compared with the first half of 2016, primarily due to an increase from acquired businesses, largely the acquisition of Arctic Cat, partially offset by favorable performance, primarily at Bell, and lower net volume as described above.  Gross margin as a percentage of Manufacturing revenues decreased 90 basis points in the first half of 2017, compared with the first half of 2016, primarily due to lower margin at Textron Systems, which included the impact of an unfavorable program adjustment of $24 million recorded in the first quarter of 2017.

Selling and administrative expense increased $25 million, 8%, in the second quarter of 2017, and $26 million, 4%, in the first half of 2017, compared with the corresponding periods of 2016, primarily due to an increase from acquired businesses, largely related to the acquisition of Arctic Cat.

Special Charges

In the third quarter of 2016, we initiated a plan to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron.  In connection with this plan, we recorded special charges of $12 million in the second quarter of 2017 and $27 million in the first half of 2017.  Since the inception of the 2016 plan, we have incurred a total of $76 million of severance costs, $59 million of asset impairments and $15 million in contract terminations and other costs.  Of these amounts, $61 million was incurred at Textron Systems, $57 million at Textron Aviation, $26 million at Industrial and $6 million at Bell and Corporate. This plan is largely complete with additional pre-tax charges in the range of $5 million to $20 million expected in the second half of 2017, primarily related to contract terminations, facility consolidation and relocation costs.  The total headcount reduction under this plan is expected to be approximately 2,000 positions, representing approximately 5% of our workforce.

In connection with the acquisition of Arctic Cat, as discussed in Note 2, we initiated a restructuring plan in the first quarter of 2017 to integrate this business into our Textron Specialized Vehicles business within the Industrial segment to reduce operating redundancies and maximize efficiencies.  As a result of this plan, we recorded $19 million of restructuring charges in the first quarter of 2017, largely related to change-of-control provisions.  In addition, we recorded $4 million of acquisition-related transaction and integration costs in the first half of 2017.  We expect to complete this plan in the second half of 2017 and estimate that we will incur total special charges of approximately $30 million related to Arctic Cat.

Special charges recorded in the second quarter and first half of 2017 for both of these plans are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Acquisition Integration/ Transaction Costs	Total Special Charges
For the three months ended July 1, 2017
Industrial	$—	$—	$3	$1	$4
Textron Aviation	4	7	—	—	11
Textron Systems	1	4	(7)	—	(2)
	$5	$11	$(4)	$1	$13
For the six months ended July 1, 2017
Industrial	$19	$—	$6	$4	$29
Textron Aviation	5	17	—	—	22
Textron Systems	1	4	(6)	—	(1)
	$25	$21	$—	$4	$50

Backlog

(In millions)				July 1, 2017	December 31, 2016
Bell				$5,418	$5,360
Textron Systems				1,558	1,841
Textron Aviation				1,023	1,041
Total backlog				$7,999	$8,242

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

Textron Aviation

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues	$1,171	$1,196	$2,141	$2,287
Operating expenses	1,117	1,115	2,051	2,133
Segment profit	54	81	90	154
Profit margin	4.6%	6.8%	4.2%	6.7%

Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)			Q2 2017 versus Q2 2016	YTD 2017 versus YTD 2016
Volume and mix			$(29)	$(165)
Other			4	19
Total change			$(25)	$(146)

Textron Aviation’s revenues decreased $25 million, 2%, in the second quarter of 2017, compared with the second quarter of 2016, primarily due to lower volume and mix of $29 million, reflecting lower military and commercial turboprop volume.  This decrease was partially offset by higher Citation jet volume and mix of $47 million, largely due to a change in the mix of aircraft sold during the period.  We delivered 46 Citation jets, 19 King Air turboprops and 4 Beechcraft T-6 trainers in the second quarter of 2017, compared with 45 Citation jets, 23 King Air turboprops and 11 Beechcraft T-6 trainers in the second quarter of 2016.  The portion of the segment’s revenues derived from aftermarket sales and services represented 34% of its total revenues in both the second quarter of 2017 and 2016.

In the first half of 2017, Textron Aviation’s revenues decreased $146 million, 6%, compared with the first half of 2016, primarily due to lower volume and mix of $165 million, largely the result of lower military and commercial turboprop volume. We delivered 81 Citation jets, 31 King Air turboprops and 6 Beechcraft T-6 trainers in the first half of 2017, compared with 79 Citation jets, 49 King Air turboprops and 22 Beechcraft T-6 trainers in the first half of 2016.  The portion of the segment’s revenues derived from aftermarket sales and services represented 36% of its total revenues in the first half of 2017, compared with 34% in the first half of 2016.

Textron Aviation’s operating expenses increased $2 million in the second quarter of 2017 and decreased $82 million, 4%, in the first half of 2017, compared with the corresponding periods of 2016.  The decrease in the first half of 2017 was largely due to lower net volume as described above.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q2 2017 versus Q2 2016	YTD 2017 versus YTD 2016
Volume and mix	$(20)	$(76)
Pricing, net of inflation	2	13
Performance and other	(9)	(1)
Total change	$(27)	$(64)

Segment profit at Textron Aviation decreased $27 million, 33%, in the second quarter of 2017, compared with the second quarter of 2016, primarily as a result of lower net volume and the mix of products sold during the period as described above.

Segment profit at Textron Aviation decreased $64 million, 42%, in the first half of 2017, compared with the first half of 2016, primarily as a result of lower net volume as described above.

Bell

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues:
V-22 program	$227	$313	$522	$591
Other military	335	217	443	470
Commercial	263	274	557	557
Total revenues	825	804	1,522	1,618
Operating expenses	713	723	1,327	1,455
Segment profit	112	81	195	163
Profit margin	13.6%	10.1%	12.8%	10.1%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)			Q2 2017 versus Q2 2016	YTD 2017 versus YTD 2016
Volume and mix			$15	$(104)
Other			6	8
Total change			$21	$(96)

Bell’s revenues increased $21 million, 3%, in the second quarter of 2017, compared with the second quarter of 2016, primarily due to the following factors:

•                  $118 million increase in other military revenues, primarily reflecting higher H-1 program revenues, as we delivered 14 H-1 aircraft in the second quarter of 2017, compared with 9 H-1 aircraft in the second quarter of 2016.

•                  $86 million decrease in V-22 program revenues, primarily reflecting lower aircraft deliveries. We delivered 4 V-22 aircraft in the second quarter of 2017, compared with 6 V-22 aircraft in the second quarter of 2016.

•                  $11 million decrease in commercial revenues, primarily due to lower volume.  We delivered 21 commercial aircraft in the second quarter of 2017, compared with 24 aircraft in the second quarter of 2016.

Bell’s revenues decreased $96 million, 6%, in the first half of 2017, compared with the first half of 2016, primarily due to the following factors:

•                  $69 million decrease in V-22 program revenues, primarily reflecting lower aircraft deliveries. We delivered 10 V-22 aircraft in the first half of 2017, compared with 12 V-22 aircraft in the first half of 2016.

•                  $27 million decrease in other military revenues, primarily reflecting lower H-1 program revenues, as we delivered 17 H-1 aircraft in the first half of 2017, compared with 19 H-1 aircraft in the first half of 2016.

•                  Commercial revenues were flat due to the change in mix of aircraft sold during the period. Bell delivered 48 commercial aircraft in the first half of 2017, compared with 54 aircraft in the corresponding period of 2016.

Bell’s operating expenses decreased $10 million in the second quarter of 2017 and $128 million, 9%, in the first half of 2017, compared with the corresponding periods of 2016.  The decrease in the first half of 2017 was primarily due to lower net volume as described above and improved performance described below.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)			Q2 2017 versus Q2 2016	YTD 2017 versus YTD 2016
Performance and other			$43	$69
Volume and mix			(12)	(37)
Total change			$31	$32

Bell’s segment profit increased $31 million, 38%, in the second quarter of 2017, compared with the second quarter of 2016, primarily due to a favorable impact from performance and other of $43 million, largely the result of improved manufacturing performance and lower research and development costs.

Bell’s segment profit increased $32 million, 20%, in the first half of 2017, compared with the first half of 2016, primarily due to a favorable impact from performance and other of $69 million, largely the result of lower research and development costs and improved manufacturing performance, partially offset by lower volume and mix of $37 million as described above.

Textron Systems

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues	$477	$487	$893	$811
Operating expenses	435	427	831	722
Segment profit	42	60	62	89
Profit margin	8.8%	12.3%	6.9%	11.0%

Textron Systems Revenues and Operating Expenses The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)			Q2 2017 versus Q2 2016	YTD 2017 versus YTD 2016
Volume			$(12)	$69
Acquisitions			—	10
Other			2	3
Total change			$(10)	$82

Revenues at Textron Systems decreased $10 million, 2%, in the second quarter of 2017, compared with the second quarter of 2016, primarily due to lower volume of $92 million in the Weapons and Sensors and the Unmanned Systems product lines, partially offset by higher volume of $88 million in the Marine and Land Systems product line.  We completed the final delivery of our discontinued sensor-fuzed weapon product in the second quarter of 2017.

Revenues at Textron Systems increased $82 million, 10%, in the first half of 2017, compared with the first half of 2016, primarily due to higher volume of $120 million in the Marine and Land Systems product line, partially offset by lower volume of $56 million in the Weapons and Sensors and the Unmanned Systems product lines.

Textron Systems’ operating expenses increased $8 million in the second quarter of 2017 and $109 million, 15%, in the first half of 2017, compared with the corresponding periods of 2016.  The increase in the first half of 2017 was primarily due to higher volume as described above and an unfavorable program adjustment described below.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)			Q2 2017 versus Q2 2016	YTD 2017 versus YTD 2016
Performance			$—	$(21)
Volume and mix			(16)	(3)
Other			(2)	(3)
Total change			$(18)	$(27)

Textron Systems’ segment profit decreased $18 million, 30%, in the second quarter of 2017, compared with the second quarter of 2016, primarily due to lower volume as described above and an unfavorable product mix.

Textron Systems’ segment profit decreased $27 million, 30%, in the first half of 2017, compared with the first half of 2016, primarily due to an unfavorable program adjustment of $24 million recorded in the first quarter of 2017 related to the Tactical Armoured Patrol Vehicle program as previously disclosed.

Industrial

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues:
Fuel Systems and Functional Components	$591	$592	$1,194	$1,172
Other Industrial	522	412	911	784
Total revenues	1,113	1,004	2,105	1,956
Operating expenses	1,031	905	1,947	1,766
Segment profit	82	99	158	190
Profit margin	7.4%	9.9%	7.5%	9.7%
Industrial Revenues and Operating Expenses The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)			Q2 2017 versus Q2 2016	YTD 2017 versus YTD 2016
Acquisitions			$103	$132
Volume			19	48
Foreign exchange			(7)	(27)
Other			(6)	(4)
Total change			$109	$149

Industrial segment revenues increased $109 million, 11%, in the second quarter of 2017 and $149 million, 8%, in the first half of 2017, compared with the corresponding periods of 2016, primarily due to the impact from acquired businesses of $103 million and $132 million, respectively, largely related to the acquisition of Arctic Cat described below.  In the first half of 2017, revenues were also impacted by higher volume of $48 million, primarily related to the Fuel Systems and Functional Components product line, partially offset by an unfavorable foreign exchange impact of $27 million.

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

Operating expenses for the Industrial segment increased $126 million, 14%, in the second quarter of 2017 and $181 million,10%, in the first half of 2017, compared with the corresponding periods of 2016, primarily due to additional operating expenses from acquired businesses and higher volume.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q2 2017 versus Q2 2016	YTD 2017 versus YTD 2016
Pricing and inflation	$(11)	$(15)
Performance and other	(4)	(13)
Foreign exchange	(2)	(4)
Total change	$(17)	$(32)

Segment profit for the Industrial segment decreased $17 million, 17%, in the second quarter of 2017 and $32 million, 17%, in the first half of 2017, compared with the corresponding periods of 2016, largely due to the unfavorable impact from pricing and inflation of $11 million and $15 million, respectively, and from performance and other of $4 million and $13 million, respectively.  Performance and other primarily reflects the operating results of Arctic Cat as we begin to integrate this business into the Textron Specialized Vehicles business.

Finance

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues	$18	$20	$36	$40
Segment profit	5	7	9	12

Finance segment revenues and profit were largely unchanged in the second quarter and first half of 2017, respectively, compared with the corresponding periods of 2016.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	July 1, 2017	December 31, 2016
Finance receivables*	$845	$946
Nonaccrual finance receivables	68	87
Ratio of nonaccrual finance receivables to finance receivables	8.05%	9.20%
60+ days contractual delinquency	$42	$40
60+ days contractual delinquency as a percentage of finance receivables	4.97%	4.23%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	July 1, 2017	December 31, 2016
Manufacturing group
Cash and equivalents	$938	$1,137
Debt	3,136	2,777
Shareholders’ equity	5,682	5,574
Capital (debt plus shareholders’ equity)	8,818	8,351
Net debt (net of cash and equivalents) to capital	28%	23%
Debt to capital	36%	33%
Finance group
Cash and equivalents	$191	$161
Debt	868	903

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

Textron has a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At July 1, 2017, there were no amounts borrowed against the facility.

We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.  In March 2017, we issued $350 million in 3.65% Notes due March 2027 under this registration statement, and in March 2016, we issued $350 million in 4.0% Notes due March 2026.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Operating activities	$270	$(41)
Investing activities	(489)	(383)
Financing activities	28	141

Cash flows from operating activities increased $311 million during the first half of 2017, compared with the first half of 2016, primarily due to improvements in working capital.  Significant factors contributing to the favorable change in working capital included an increase in cash flows of $381 million related to changes in inventory between the periods, principally in the Textron Aviation and Textron Systems segments, and $343 million related to changes in customer deposits, partially offset by a decrease in cash flows of $287 million from a change in accounts payable.  The increase in cash flows from customer deposits between the periods is primarily related to a decrease in performance-based payments received on certain military contracts in the first half of 2016.  In the first half of 2017 and 2016, cash flows from operating activities included $24 million and $60 million, respectively, of cash proceeds from the settlements of corporate-owned life insurance policies.

During the first half of 2017, investing cash flows included a $316 million aggregate cash payment, including the repayment of debt and net of cash acquired, for the acquisition of Arctic Cat, compared with total payments of $179 million for five business acquisitions in the first half of 2016.  Cash used for investing activities also included capital expenditures of $161 million and $207 million in the first half of 2017 and 2016, respectively.

Financing activities in the first half of 2017 primarily included proceeds from long-term debt of $347 million.  These cash inflows were partially offset by $329 million in cash paid to repurchase an aggregate of 7.0 million shares of our outstanding common stock under a 2017 share repurchase authorization.  In the first half of 2016, financing activities included proceeds from long-term debt of $345 million, partially offset by $215 million in cash paid to repurchase an aggregate of 6.2 million shares of our outstanding common stock under a 2013 share repurchase authorization.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Operating activities	$(40)	$5
Investing activities	116	120
Financing activities	(46)	(102)

The Finance group’s cash flows used in operating activities for the first half of 2017 included net tax payments of $48 million.  Cash flows from investing activities primarily included collections on finance receivables totaling $158 million and $170 million in the first half of 2017 and 2016, respectively, partially offset by finance receivable originations of $74 million and $86 million, respectively. Cash flows used in financing activities included payments on long-term and nonrecourse debt of $74 million in the first half of 2017, compared with $90 million of payments in the first half of 2016.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Operating activities	$289	$(30)
Investing activities	(432)	(298)
Financing activities	(18)	68

Consolidated cash flows from operating activities increased $319 million in the first half of 2017, compared with the first half of 2016, primarily due to improvements in working capital.  Significant factors contributing to the favorable change in working capital included an increase in cash flows of $393 million related to changes in inventory between the periods, principally in the Textron Aviation and Textron Systems segments, and $343 million related to changes in customer deposits, partially offset by a decrease in cash flows of $287 million from a change in accounts payable.  The increase in cash flows from customer deposits between the periods is primarily related to a decrease in performance-based payments received on certain military contracts in the first half of 2016.  In the first half of 2017 and 2016, cash flows from operating activities included $24 million and $60 million, respectively, of cash proceeds from the settlements of corporate-owned life insurance policies.

Investing cash flows included a $316 million aggregate cash payment, including the repayment of debt and net of cash acquired, for the acquisition of Arctic Cat in the first half of 2017, compared with total payments of $179 million for acquisitions in the first half of 2016.  Cash used for investing activities also included capital expenditures of $161 million and $207 million in the first half of 2017 and 2016, respectively.

Total financing cash used in the first half of 2017 primarily included share repurchases of $329 million and payments on long-term and nonrecourse debt of $74 million, partially offset by proceeds from long-term debt of $375 million.  Total cash provided by financing activities in the first half of 2016 primarily included proceeds from long-term debt of $362 million, partially offset by share repurchases of $215 million and payments on long-term and nonrecourse debt of $90 million.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Reclassification adjustments from investing activities:
Cash received from customers	$134	$134
Finance receivable originations for Manufacturing group inventory sales	(74)	(86)
Other	(1)	(13)
Total reclassification adjustments from investing activities	59	35
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	—	(29)
Total reclassification adjustments to operating activities	$59	$6

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

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gross favorable	$23	$19	$43	$53
Gross unfavorable	(14)	(9)	(46)	(14)
Net adjustments	$9	$10	$(3)	$39

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the fiscal quarter ended July 1, 2017. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2016 Annual Report on Form 10-K.

Item 4.      Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 1, 2017. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of July 1, 2017.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information about our second quarter 2017 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
April 2, 2017 – May 6, 2017	1,596	$46.56	1,596	19,479
May 7, 2017 – June 3, 2017	670	46.51	670	18,809
June 4, 2017 – July 1, 2017	800	46.23	800	18,009
Total	3,066	$46.46	3,066

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

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 27, 2017	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)

LIST OF EXHIBITS

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.