Form 10-Q
period 2017-09-30
TEXTRON INC
filed 2017-10-27
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 13, 2017, there were 263,420,348 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2017

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues
Manufacturing revenues	$3,466	$3,231	$10,127	$9,903
Finance revenues	18	20	54	60
Total revenues	3,484	3,251	10,181	9,963
Costs, expenses and other
Cost of sales	2,877	2,661	8,451	8,185
Selling and administrative expense	335	323	987	949
Interest expense	44	45	129	132
Special charges	25	115	75	115
Total costs, expenses and other	3,281	3,144	9,642	9,381
Income from continuing operations before income taxes	203	107	539	582
Income tax benefit (expense)	(44)	192	(127)	46
Income from continuing operations	159	299	412	628
Income from discontinued operations, net of income taxes*	—	122	1	120
Net income	$159	$421	$413	$748
Basic earnings per share
Continuing operations	$0.60	$1.11	$1.54	$2.32
Discontinued operations	—	0.45	—	0.44
Basic earnings per share	$0.60	$1.56	$1.54	$2.76
Diluted earnings per share
Continuing operations	$0.60	$1.10	$1.53	$2.31
Discontinued operations	—	0.45	—	0.44
Diluted earnings per share	$0.60	$1.55	$1.53	$2.75
Dividends per share
Common stock	$0.02	$0.02	$0.06	$0.06

*Income from discontinued operations, net of income taxes for the three and nine months ended October 1, 2016 primarily includes the settlement of a U.S. federal income tax audit. See Note 12 for additional information.

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$159	$421	$413	$748
Other comprehensive income, net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	23	16	70	52
Foreign currency translation adjustments	34	4	98	8
Deferred gains (losses) on hedge contracts, net of reclassifications	10	(2)	18	23
Other comprehensive income	67	18	186	83
Comprehensive income	$226	$439	$599	$831

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	September 30, 2017	December 31, 2016
Assets
Manufacturing group
Cash and equivalents	$1,104	$1,137
Accounts receivable, net	1,344	1,064
Inventories	4,518	4,464
Other current assets	408	388
Total current assets	7,374	7,053
Property, plant and equipment, less accumulated depreciation and amortization of $4,212 and $4,123	2,701	2,581
Goodwill	2,354	2,113
Other assets	2,269	2,331
Total Manufacturing group assets	14,698	14,078
Finance group
Cash and equivalents	190	161
Finance receivables, net	824	935
Other assets	163	184
Total Finance group assets	1,177	1,280
Total assets	$15,875	$15,358
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$364	$363
Accounts payable	1,173	1,273
Accrued liabilities	2,504	2,257
Total current liabilities	4,041	3,893
Other liabilities	1,931	2,354
Long-term debt	3,078	2,414
Total Manufacturing group liabilities	9,050	8,661
Finance group
Other liabilities	166	220
Debt	841	903
Total Finance group liabilities	1,007	1,123
Total liabilities	10,057	9,784
Shareholders’ equity
Common stock	34	34
Capital surplus	1,711	1,599
Treasury stock	(451)	—
Retained earnings	5,943	5,546
Accumulated other comprehensive loss	(1,419)	(1,605)
Total shareholders’ equity	5,818	5,574
Total liabilities and shareholders’ equity	$15,875	$15,358
Common shares outstanding (in thousands)	263,410	270,287

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2017 and October 1, 2016, respectively

	Consolidated
(In millions)	2017	2016
Cash flows from operating activities
Net income	$413	$748
Less: Income from discontinued operations	1	120
Income from continuing operations	412	628
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	332	331
Deferred income taxes	140	30
Asset impairments	25	36
Other, net	73	76
Changes in assets and liabilities:
Accounts receivable, net	(220)	(92)
Inventories	88	(637)
Other assets	3	56
Accounts payable	(178)	146
Accrued and other liabilities	(44)	(290)
Income taxes, net	(40)	(216)
Pension, net	(276)	21
Captive finance receivables, net	76	54
Other operating activities, net	(6)	2
Net cash provided by operating activities of continuing operations	385	145
Net cash used in operating activities of discontinued operations	(24)	(2)
Net cash provided by operating activities	361	143
Cash flows from investing activities
Net cash used in acquisitions	(330)	(179)
Capital expenditures	(276)	(306)
Finance receivables repaid	27	40
Other investing activities, net	48	53
Net cash used in investing activities	(531)	(392)
Cash flows from financing activities
Proceeds from long-term debt	682	520
Increase in short-term debt	2	110
Principal payments on long-term debt and nonrecourse debt	(116)	(433)
Purchases of Textron common stock	(451)	(215)
Dividends paid	(16)	(16)
Other financing activities, net	36	20
Net cash provided by (used in) financing activities	137	(14)
Effect of exchange rate changes on cash and equivalents	29	(3)
Net decrease in cash and equivalents	(4)	(266)
Cash and equivalents at beginning of period	1,298	1,005
Cash and equivalents at end of period	$1,294	$739

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Nine Months Ended September 30, 2017 and October 1, 2016, respectively

	Manufacturing Group		Finance Group
(In millions)	2017	2016	2017	2016
Cash flows from operating activities
Net income	$400	$733	$13	$15
Less: Income from discontinued operations	1	120	—	—
Income from continuing operations	399	613	13	15
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	322	322	10	9
Deferred income taxes	141	35	(1)	(5)
Asset impairments	25	36	—	—
Other, net	75	74	(2)	2
Changes in assets and liabilities:
Accounts receivable, net	(220)	(92)	—	—
Inventories	89	(639)	—	—
Other assets	8	85	(5)	(3)
Accounts payable	(178)	146	—	—
Accrued and other liabilities	(36)	(283)	(8)	(7)
Income taxes, net	4	(212)	(44)	(4)
Pension, net	(276)	21	—	—
Dividends received from Finance group	—	29	—	—
Other operating activities, net	(6)	2	—	—
Net cash provided by (used in) operating activities of continuing operations	347	137	(37)	7
Net cash used in operating activities of discontinued operations	(24)	(2)	—	—
Net cash provided by (used in) operating activities	323	135	(37)	7
Cash flows from investing activities
Net cash used in acquisitions	(330)	(179)	—	—
Capital expenditures	(276)	(306)	—	—
Finance receivables repaid	—	—	220	220
Finance receivables originated	—	—	(117)	(126)
Other investing activities, net	7	5	40	24
Net cash provided by (used in) investing activities	(599)	(480)	143	118
Cash flows from financing activities
Proceeds from long-term debt	645	345	37	175
Increase in short-term debt	2	110	—	—
Principal payments on long-term debt and nonrecourse debt	(3)	(253)	(113)	(180)
Purchases of Textron common stock	(451)	(215)	—	—
Dividends paid	(16)	(16)	—	(29)
Other financing activities, net	37	20	(1)	—
Net cash provided by (used in) financing activities	214	(9)	(77)	(34)
Effect of exchange rate changes on cash and equivalents	29	(3)	—	—
Net increase (decrease) in cash and equivalents	(33)	(357)	29	91
Cash and equivalents at beginning of period	1,137	946	161	59
Cash and equivalents at end of period	$1,104	$589	$190	$150

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The Consolidated Statements of Cash Flows contained in these interim financial statements also reflect classification adjustments which impacted the cash flows from operating activities of continuing operations and from investing activities reported in our preliminary condensed cash flows schedules included in an attachment to our earnings press release filed as Exhibit 99.1 to our Current Report on Form 8-K filed on October 19, 2017. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

We periodically change our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting.  These changes in estimates increased income from continuing operations before income taxes in the third quarter of 2017 and 2016 by $5 million and $18 million, respectively, ($3 million and $11 million after tax, or $0.01 and $0.04 per diluted share, respectively).  For the third quarter of 2017 and 2016, the gross favorable program profit adjustments totaled $20 million and $21 million, respectively, and the gross unfavorable program profit adjustments totaled $15 million and $3 million, respectively.

The changes in estimates increased income from continuing operations before income taxes in the first nine months of 2017 and 2016 by $2 million and $57 million, respectively, ($1 million and $36 million after tax, or $0.00 and $0.13 per diluted share, respectively).  For the first nine months of 2017 and 2016, the gross favorable program profit adjustments totaled $63 million and $74 million, respectively, and the gross unfavorable program profit adjustments totaled $61 million and $17 million, respectively.

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

Based on our review and analysis of our contracts through the end of the third quarter of 2017, we believe that the standard will primarily impact our Bell and Textron Systems segments, which have long-term production contracts with the U.S. Government as these contracts currently use the units-of-delivery accounting method; under the new standard, these contracts will transition to a model that recognizes revenue over time, principally as costs are incurred, resulting in earlier revenue recognition.  In 2016, approximately 25% of our revenues were from contracts with the U.S. Government.

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

We allocated the consideration paid for this business on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  We expect to finalize the purchase accounting as soon as reasonably possible during the one-year measurement period.  Based on the preliminary allocation, $221 million has been allocated to goodwill, related to expected synergies and the value of the assembled workforce, and $75 million to intangible assets, which includes $18 million of indefinite-lived assets related to tradenames. The definite-lived intangible assets are primarily related to customer/dealer relationships and technology, which will be amortized over 8 to 20 years. We determined the value of the intangible assets using the relief-from-royalty and multi-period excess earnings methods, which utilize significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.  Under these valuation methods, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on anticipated cash flows and marketplace data.  Approximately $5 million of the goodwill is deductible for tax purposes.

Note 3.  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Pension Benefits
Service cost	$25	$25	$75	$74
Interest cost	81	84	242	254
Expected return on plan assets	(127)	(123)	(380)	(368)
Amortization of net actuarial loss	34	26	102	78
Amortization of prior service cost	4	4	12	11
Net periodic benefit cost	$17	$16	$51	$49
Postretirement Benefits Other Than Pensions
Service cost	$1	$1	$2	$2
Interest cost	3	4	9	12
Amortization of prior service credit	(2)	(6)	(6)	(17)
Net periodic benefit cost (credit)	$2	$(1)	$5	$(3)

In September 2017, we made a $300 million discretionary contribution to fund a U.S. pension plan.

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Basic weighted-average shares outstanding	264,624	270,560	267,409	270,703
Dilutive effect of stock options	2,365	1,539	2,325	1,348
Diluted weighted-average shares outstanding	266,989	272,099	269,734	272,051

Stock options to purchase 1.5 million and 1.2 million shares of common stock are excluded from the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2017, respectively, as their effect would have been anti-dilutive. Stock options to purchase 3.5 million and 3.6 million shares of common stock are excluded from the calculation of diluted weighted-average shares outstanding for both the three and nine months ended October 1, 2016, as their effect would have been anti-dilutive.

Note 5.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	September 30, 2017	December 31, 2016
Commercial	$1,061	$797
U.S. Government contracts	310	294
	1,371	1,091
Allowance for doubtful accounts	(27)	(27)
Total	$1,344	$1,064

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract.  Unbillable receivables within accounts receivable totaled $201 million at September 30, 2017 and $178 million at December 31, 2016.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	September 30, 2017	December 31, 2016
Finance receivables*	$858	$976
Allowance for losses	(34)	(41)
Total finance receivables, net	$824	$935

* Includes finance receivables held for sale of $30 million at both September 30, 2017 and December 31, 2016.

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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	September 30, 2017	December 31, 2016
Performing	$699	$758
Watchlist	59	101
Nonaccrual	70	87
Nonaccrual as a percentage of finance receivables	8.45%	9.20%
Less than 31 days past due	$740	$857
31-60 days past due	38	49
61-90 days past due	20	18
Over 90 days past due	30	22
60 + days contractual delinquency as a percentage of finance receivables	6.04%	4.23%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  Interest income recognized on impaired loans was not significant in the first nine months of 2017 or 2016.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	September 30, 2017	December 31, 2016
Recorded investment:
Impaired loans with related allowance for losses	$33	$55
Impaired loans with no related allowance for losses	41	65
Total	$74	$120
Unpaid principal balance	$80	$125
Allowance for losses on impaired loans	7	11
Average recorded investment	92	101

A summary of the allowance for losses on finance receivables, based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table specifically exclude leveraged leases in accordance with U.S. generally accepted accounting principles.

(In millions)	September 30, 2017	December 31, 2016
Allowance based on collective evaluation	$27	$30
Allowance based on individual evaluation	7	11
Finance receivables evaluated collectively	657	727
Finance receivables evaluated individually	74	120

Note 6.  Inventories

Inventories are composed of the following:

(In millions)	September 30, 2017	December 31, 2016
Finished goods	$1,875	$1,947
Work in process	2,697	2,742
Raw materials and components	813	724
	5,385	5,413
Progress/milestone payments	(867)	(949)
Total	$4,518	$4,464

Note 7.  Warranty Liability

Changes in our warranty liability are as follows:

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Beginning of period	$138	$143
Provision	54	58
Settlements	(55)	(59)
Acquisitions	32	2
Adjustments*	(2)	(12)
End of period	$167	$132

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 8.  Debt

Under our shelf registration statement, on September 13, 2017, we issued $300 million of fixed-rate notes due March 1, 2028 that bear an annual interest rate of 3.375%. The net proceeds of the issuance totaled $298 million, after deducting underwriting discounts, commissions and offering expenses. In addition, on March 6, 2017, we issued $350 million of fixed-rate notes due March 15, 2027 that bear an annual interest rate of 3.65%, with net proceeds totaling $347 million.

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At September 30, 2017 and December 31, 2016, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $569 million and $665 million, respectively.  At September 30, 2017, the fair value amounts of our foreign currency exchange contracts were a $19 million asset and an $9 million liability. At December 31, 2016, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and a $17 million liability.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

During the periods ended September 30, 2017 and December 31, 2016, the Finance group’s impaired nonaccrual finance receivables of $26 million and $44 million, respectively, were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).  Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral.  For impaired nonaccrual finance receivables secured by aviation assets, the fair values of collateral are determined primarily based on the use of industry pricing guides.  Fair value measurements recorded on impaired finance receivables were not significant for both the third quarter and first nine months of 2017 and 2016.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	September 30, 2017		December 31, 2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,358)	$(3,504)	$(2,690)	$(2,809)
Finance group
Finance receivables, excluding leases	617	656	729	758
Debt	(841)	(810)	(903)	(831)

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

Note 10.  Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
For the nine months ended September 30, 2017
Beginning of period	$(1,505)	$(96)	$(4)	$(1,605)
Other comprehensive income before reclassifications	—	98	10	108
Reclassified from Accumulated other comprehensive loss	70	—	8	78
Other comprehensive income	70	98	18	186
End of period	$(1,435)	$2	$14	$(1,419)
For the nine months ended October 1, 2016
Beginning of period	$(1,327)	$(47)	$(24)	$(1,398)
Other comprehensive income before reclassifications	5	8	11	24
Reclassified from Accumulated other comprehensive loss	47	—	12	59
Other comprehensive income	52	8	23	83
End of period	$(1,275)	$(39)	$(1)	$(1,315)

The before and after-tax components of other comprehensive income are presented below:

	September 30, 2017			October 1, 2016
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$34	$(12)	$22	$26	$(9)	$17
Amortization of prior service cost (credit)*	2	(1)	1	(2)	1	(1)
Pension and postretirement benefits adjustments, net	36	(13)	23	24	(8)	16
Deferred gains (losses) on hedge contracts:
Current deferrals	9	(2)	7	(3)	—	(3)
Reclassification adjustments	3	—	3	1	—	1
Deferred gains (losses) on hedge contracts, net	12	(2)	10	(2)	—	(2)
Foreign currency translation adjustments	31	3	34	13	(9)	4
Total	$79	$(12)	$67	$35	$(17)	$18
Nine Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$102	$(36)	$66	$78	$(28)	$50
Amortization of prior service cost (credit)*	6	(2)	4	(6)	3	(3)
Unrealized gains	—	—	—	7	(2)	5
Pension and postretirement benefits adjustments, net	108	(38)	70	79	(27)	52
Deferred gains on hedge contracts:
Current deferrals	14	(4)	10	17	(6)	11
Reclassification adjustments	9	(1)	8	16	(4)	12
Deferred gains on hedge contracts, net	23	(5)	18	33	(10)	23
Foreign currency translation adjustments	91	7	98	24	(16)	8
Total	$222	$(36)	$186	$136	$(53)	$83

*These components of other comprehensive income are included in the computation of net periodic pension cost.  See Note 11 of our 2016 Annual Report on Form 10-K for additional information.

Note 11.  Special Charges

In the third quarter of 2016, we initiated a plan to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron.  In connection with this plan, we recorded special charges of $15 million and $42 million in the third quarter and first nine months of 2017, respectively, and $115 million of special charges in both the third quarter and first nine months of 2016.  Since the inception of the 2016 plan, we have incurred a total of $84 million of severance costs, $63 million of asset impairments and $18 million in contract terminations and other costs.  Of these amounts, $67 million was incurred at Textron Systems, $63 million at Textron Aviation, $29 million at Industrial and $6 million at Bell and Corporate. The total headcount reduction under this plan is expected to be approximately 2,000 positions, representing approximately 5% of our workforce.

In connection with the acquisition of Arctic Cat, as discussed in Note 2, we initiated a restructuring plan in the first quarter of 2017 to integrate this business into our Textron Specialized Vehicles business within the Industrial segment to reduce operating redundancies and maximize efficiencies.  As a result of this plan, we recorded restructuring charges of $8 million and $27 million in the third quarter and first nine months of 2017, respectively.  Under this plan, we have incurred a total of $19 million of severance costs, largely related to change-of-control provisions, and $8 million of contract termination and other costs.  In addition, we recorded $2 million and $6 million of acquisition-related transaction and integration costs in the third quarter and first nine months of 2017, respectively.

We expect both the 2016 Plan and the Arctic Cat plan to be complete by the end of 2017 with approximately $10 million in aggregate special charges expected in the fourth quarter of 2017.

Special charges recorded for both plans are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Acquisition Integration/ Transaction Costs	Total Special Charges
For the three months ended September 30, 2017
Industrial	$1	$1	$9	$2	$13
Textron Aviation	6	—	—	—	6
Textron Systems	1	3	2	—	6
	$8	$4	$11	$2	$25
For the three months ended October 1, 2016
Industrial	$11	$2	$—	$—	$13
Textron Aviation	34	1	—	—	35
Textron Systems	13	33	13	—	59
Bell	8	—	—	—	8
	$66	$36	$13	$—	$115
For the nine months ended September 30, 2017
Industrial	$20	$1	$15	$6	$42
Textron Aviation	11	17	—	—	28
Textron Systems	2	7	(4)	—	5
	$33	$25	$11	$6	$75
For the nine months ended October 1, 2016
Industrial	$11	$2	$—	$—	$13
Textron Aviation	34	1	—	—	35
Textron Systems	13	33	13	—	59
Bell	8	—	—	—	8
	$66	$36	$13	$—	$115

An analysis of our restructuring reserve activity for both plans in the first nine months of 2017 is summarized below:

(In millions)			Severance Costs	Contract Terminations and Other	Total
Balance at December 31, 2016			$50	$13	$63
Provision for Arctic Cat plan			19	8	27
Provision for 2016 plan			15	11	26
Reversals*			(1)	(8)	(9)
Cash paid			(64)	(11)	(75)
Balance at September 30, 2017			$19	$13	$32

*Primarily related to favorable contract negotiations in the Textron Systems segment.

We expect cash payments for both restructuring plans to be approximately $30 million in the fourth quarter of 2017.  Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

Note 12.  Income Taxes

Income tax expense equated to an effective income tax rate of 21.7% and 23.6% in the third quarter and first nine months of 2017, respectively.  The third quarter of 2017 included a net discrete tax benefit of $15 million, largely related to state income taxes, which included a unitary filing election that resulted in a non-recurring benefit in the quarter and state refund claims.

We recognized an income tax benefit of $192 million in the third quarter of 2016 and $46 million in the first nine months of 2016, largely related to a settlement with the U.S. Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years, which resulted in a $206 million benefit recognized in continuing operations.  We also recognized a $113 million benefit in discontinued operations related to the settlement.  In addition to the $206 million benefit, the effective tax rate for the third quarter of 2016 was favorably impacted by $9 million in higher qualified research and development expenses and $7 million from a change in the mix of our earnings from U.S. to non-U.S., which includes jurisdictions with lower tax rates than the U.S. federal statutory rate. Our U.S. earnings declined primarily due to the impact of restructuring activities as discussed in Note 11.

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues
Textron Aviation	$1,154	$1,198	$3,295	$3,485
Bell	812	734	2,334	2,352
Textron Systems	458	413	1,351	1,224
Industrial	1,042	886	3,147	2,842
Finance	18	20	54	60
Total revenues	$3,484	$3,251	$10,181	$9,963
Segment Profit
Textron Aviation	$93	$100	$183	$254
Bell	106	97	301	260
Textron Systems	40	44	102	133
Industrial	49	66	207	256
Finance	7	3	16	15
Segment profit	295	310	809	918
Corporate expenses and other, net	(30)	(53)	(88)	(116)
Interest expense, net for Manufacturing group	(37)	(35)	(107)	(105)
Special charges	(25)	(115)	(75)	(115)
Income from continuing operations before income taxes	$203	$107	$539	$582

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Revenues	$3,484	$3,251	7%	$10,181	$9,963	2%
Operating expenses	3,212	2,984	8%	9,438	9,134	3%
Cost of sales	2,877	2,661	8%	8,451	8,185	3%
Selling and administrative expense	335	323	4%	987	949	4%
Gross margin percentage of Manufacturing revenues	17.0%	17.6%		16.5%	17.3%

An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 20 to 25.

Revenues

Revenues increased $233 million, 7%, in the third quarter of 2017, compared with the third quarter of 2016, largely driven by increases in the Industrial, Bell and Textron Systems segments, partially offset by lower revenues at the Textron Aviation segment.  The net revenue increase included the following factors:

•	Higher Industrial revenues of $156 million, primarily due to the impact from the acquisition of Arctic Cat described in the Segment Analysis section below.
•	Higher Bell revenues of $78 million, primarily due to an increase in commercial revenues of $107 million, largely related to higher volume.
•

Higher Textron Systems revenues of $45 million, primarily due to higher volume of $74 million in the Marine and Land Systems product line, partially offset by lower volume of $49 million in the Weapons and Sensors and the Unmanned Systems product lines.

•	Lower Textron Aviation revenues of $44 million, primarily due to lower volume and mix of $65 million, largely reflecting lower pre-owned aircraft volume.

Revenues increased $218 million in the first nine months of 2017, compared with the first nine months of 2016, largely driven by increases in the Industrial and Textron Systems segments, partially offset by lower revenues at the Textron Aviation and Bell segments.  The net revenue increase included the following factors:

•	Higher Industrial revenues of $305 million, primarily due to the impact from the acquisition of Arctic Cat.
•

Higher Textron Systems revenues of $127 million, primarily due to higher volume of $194 million in the Marine and Land Systems product line, partially offset by lower volume of $105 million in the Weapons and Sensors and the Unmanned Systems product lines.

•	Lower Textron Aviation revenues of $190 million, primarily due to lower volume and mix of $230 million, largely the result of lower military and commercial turboprop volume.
•

Lower Bell revenues of $18 million, primarily due to a decrease in V-22 program revenues of $82 million, largely reflecting lower aircraft deliveries, and a decrease in other military revenues of $43 million, primarily due to lower H-1 deliveries, partially offset by an increase in commercial revenues of $107 million, primarily due to higher deliveries.

Cost of Sales and Selling and Administrative Expense

Manufacturing cost of sales and selling and administrative expense together comprise our operating expenses. Cost of sales increased $216 million, 8%, and $266 million, 3%, in the third quarter and first nine months of 2017, respectively, compared with the corresponding periods of 2016, primarily related to the acquisition of Arctic Cat.  The increase in the third quarter of 2017 was also impacted by higher net volume as described above.

Selling and administrative expense increased $12 million, 4%, in the third quarter of 2017, and $38 million, 4%, in the first nine months of 2017, compared with the corresponding periods of 2016, primarily due to an increase from acquired businesses, largely related to the acquisition of Arctic Cat.

Special Charges

In the third quarter of 2016, we initiated a plan to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron.  In connection with this plan, we recorded special charges of $15 million and $42 million in the third quarter and first nine months of 2017, respectively, and $115 million of special charges in both the third quarter and first nine months of 2016.  Since the inception of the 2016 plan, we have incurred a total of $84 million of severance costs, $63 million of asset impairments and $18 million in contract terminations and other costs.  Of these amounts, $67 million was incurred at Textron Systems, $63 million at Textron Aviation, $29 million at Industrial and $6 million at Bell and Corporate. The total headcount reduction under this plan is expected to be approximately 2,000 positions, representing approximately 5% of our workforce.

In connection with the acquisition of Arctic Cat, as discussed in Note 2, we initiated a restructuring plan in the first quarter of 2017 to integrate this business into our Textron Specialized Vehicles business within the Industrial segment to reduce operating redundancies and maximize efficiencies.  As a result of this plan, we recorded restructuring charges of $8 million and $27 million in the third quarter and first nine months of 2017, respectively.  Under this plan, we have incurred a total of $19 million of severance costs, largely related to change-of-control provisions, and $8 million of contract termination and other costs.  In addition, we recorded $2 million and $6 million of acquisition-related transaction and integration costs in the third quarter and first nine months of 2017, respectively.

We expect both the 2016 Plan and the Arctic Cat plan to be complete by the end of 2017 with approximately $10 million in aggregate special charges expected in the fourth quarter of 2017.

Special charges recorded for both plans are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Acquisition Integration/ Transaction Costs	Total Special Charges
For the three months ended September 30, 2017
Industrial	$1	$1	$9	$2	$13
Textron Aviation	6	—	—	—	6
Textron Systems	1	3	2	—	6
	$8	$4	$11	$2	$25
For the three months ended October 1, 2016
Industrial	$11	$2	$—	$—	$13
Textron Aviation	34	1	—	—	35
Textron Systems	13	33	13	—	59
Bell	8	—	—	—	8
	$66	$36	$13	$—	$115
For the nine months ended September 30, 2017
Industrial	$20	$1	$15	$6	$42
Textron Aviation	11	17	—	—	28
Textron Systems	2	7	(4)	—	5
	$33	$25	$11	$6	$75
For the nine months ended October 1, 2016
Industrial	$11	$2	$—	$—	$13
Textron Aviation	34	1	—	—	35
Textron Systems	13	33	13	—	59
Bell	8	—	—	—	8
	$66	$36	$13	$—	$115

Income Taxes

Income tax expense equated to an effective income tax rate of 21.7% and 23.6% in the third quarter and first nine months of 2017, respectively.  The third quarter of 2017 included a net discrete tax benefit of $15 million, largely related to state income taxes, which included a unitary filing election that resulted in a non-recurring benefit in the quarter and state refund claims.

We recognized an income tax benefit of $192 million in the third quarter of 2016 and $46 million in the first nine months of 2016, largely related to a settlement with the U.S. Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years, which resulted in a $206 million benefit recognized in continuing operations.  We also recognized a $113 million benefit in discontinued operations related to the settlement.  In addition to the $206 million benefit, the effective tax rate for the third quarter of 2016 was favorably impacted by $9 million in higher qualified research and development expenses and $7 million from a change in the mix of our earnings from U.S. to non-U.S., which includes jurisdictions with lower tax rates than the U.S. federal statutory rate. Our U.S. earnings declined primarily due to the impact of restructuring activities as discussed in Note 11.

Backlog

(In millions)	September 30, 2017	December 31, 2016
Bell	$5,005	$5,360
Textron Systems	1,473	1,841
Textron Aviation	1,165	1,041
Total backlog	$7,643	$8,242

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

Textron Aviation

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues	$1,154	$1,198	$3,295	$3,485
Operating expenses	1,061	1,098	3,112	3,231
Segment profit	93	100	183	254
Profit margin	8.1%	8.3%	5.6%	7.3%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q3 2017 versus Q3 2016	YTD 2017 versus YTD 2016
Volume and mix	$(65)	$(230)
Other	21	40
Total change	$(44)	$(190)

Textron Aviation’s revenues decreased $44 million, 4%, in the third quarter of 2017, compared with the third quarter of 2016, primarily due to lower volume and mix of $65 million, largely reflecting lower pre-owned aircraft volume.  We delivered 41 Citation jets, 24 King Air turboprops and 5 Beechcraft T-6 trainers in the third quarter of 2017, compared with 41 Citation jets, 29 King Air turboprops and 8 Beechcraft T-6 trainers in the third quarter of 2016.  The portion of the segment’s revenues derived from aftermarket sales and services represented 35% of its total revenues in the third quarter of 2017, compared with 30% in the third quarter of 2016.

In the first nine months of 2017, Textron Aviation’s revenues decreased $190 million, 5%, compared with the first nine months of 2016, primarily due to lower volume and mix of $230 million, largely the result of lower military and commercial turboprop volume. We delivered 122 Citation jets, 55 King Air turboprops and 11 Beechcraft T-6 trainers in the first nine months of 2017, compared with 120 Citation jets, 78 King Air turboprops and 30 Beechcraft T-6 trainers in the first nine months of 2016.  The portion of the segment’s revenues derived from aftermarket sales and services represented 35% of its total revenues in the first nine months of 2017, compared with 33% in the first nine months of 2016.

Textron Aviation’s operating expenses decreased $37 million, 3%, in the third quarter of 2017 and decreased $119 million, 4%, in the first nine months of 2017, compared with the corresponding periods of 2016.  The decrease in the first nine months of 2017 was largely due to lower net volume as described above.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q3 2017 versus Q3 2016	YTD 2017 versus YTD 2016
Volume and mix	$(14)	$(90)
Pricing, net of inflation	22	35
Performance and other	(15)	(16)
Total change	$(7)	$(71)

Segment profit at Textron Aviation decreased $7 million, 7%, in the third quarter of 2017, compared with the third quarter of 2016, primarily as a result of an unfavorable impact of $15 million from performance and other, lower net volume and mix of $14 million, partially offset by a favorable impact of $22 million from pricing, net of inflation.

Segment profit at Textron Aviation decreased $71 million, 28%, in the first nine months of 2017, compared with the first nine months of 2016, primarily as a result of lower net volume as described above.

Bell

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues:
V-22 program	$267	$280	$789	$871
Other military	197	213	640	683
Commercial	348	241	905	798
Total revenues	812	734	2,334	2,352
Operating expenses	706	637	2,033	2,092
Segment profit	106	97	301	260
Profit margin	13.1%	13.2%	12.9%	11.1%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q3 2017 versus Q3 2016	YTD 2017 versus YTD 2016
Volume and mix	$72	$(32)
Other	6	14
Total change	$78	$(18)

Bell’s revenues increased $78 million, 11%, in the third quarter of 2017, compared with the third quarter of 2016, primarily due to the following factors:

•	$107 million increase in commercial revenues, primarily due to higher volume. We delivered 39 commercial aircraft in the third quarter of 2017, compared with 25 aircraft in the third quarter of 2016.
•	$16 million decrease in other military revenues, primarily reflecting lower aftermarket revenues. We delivered 8 H-1 aircraft in both the third quarter of 2017 and 2016.
•

$13 million decrease in V-22 program revenues, primarily reflecting lower aircraft deliveries. We delivered 5 V-22 aircraft in the third quarter of 2017, compared with 6 V-22 aircraft in the third quarter of 2016.

Bell’s revenues decreased $18 million in the first nine months of 2017, compared with the first nine months of 2016, primarily due to the following factors:

•

$82 million decrease in V-22 program revenues, primarily reflecting lower aircraft deliveries. We delivered 15 V-22 aircraft in the first nine months of 2017, compared with 18 V-22 aircraft in the first nine months of 2016.

•

$43 million decrease in other military revenues, primarily reflecting lower H-1 deliveries, as we delivered 25 H-1 aircraft in the first nine months of 2017, compared with 27 H-1 aircraft in the first nine months of 2016.

•

$107 million increase in commercial revenues, primarily due to higher deliveries. Bell delivered 87 commercial aircraft in the first nine months of 2017, compared with 79 aircraft in the first nine months of 2016.

Bell’s operating expenses increased $69 million, 11%, in the third quarter of 2017, compared with the third quarter of 2016, largely the result of higher net volume as described above.  Bell’s operating expenses decreased $59 million, 3%, in the first nine months of 2017, compared with the first nine months of 2016, primarily due to improved performance as described below.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q3 2017 versus Q3 2016	YTD 2017 versus YTD 2016
Performance and other	$6	$75
Volume and mix	3	(34)
Total change	$9	$41

Bell’s segment profit increased $9 million, 9%, in the third quarter of 2017, compared with the third quarter of 2016, primarily due to a favorable impact from performance and other of $6 million.

Bell’s segment profit increased $41 million, 16%, in the first nine months of 2017, compared with the first nine months of 2016, primarily due to a favorable impact from performance and other of $75 million, largely the result of improved manufacturing performance and lower research and development costs, partially offset by an unfavorable impact from volume and mix, primarily related to commercial aftermarket and support.

Textron Systems

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues	$458	$413	$1,351	$1,224
Operating expenses	418	369	1,249	1,091
Segment profit	40	44	102	133
Profit margin	8.7%	10.7%	7.5%	10.9%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q3 2017 versus Q3 2016	YTD 2017 versus YTD 2016
Volume	$43	$113
Acquisitions	—	10
Other	2	4
Total change	$45	$127

Revenues at Textron Systems increased $45 million, 11%, in the third quarter of 2017, compared with the third quarter of 2016, primarily due to higher volume of $74 million in the Marine and Land Systems product line, partially offset by lower volume of $49 million in the Weapons and Sensors and the Unmanned Systems product lines.

Revenues at Textron Systems increased $127 million, 10%, in the first nine months of 2017, compared with the first nine months of 2016, primarily due to higher volume of $194 million in the Marine and Land Systems product line, partially offset by lower volume of $105 million in the Weapons and Sensors and the Unmanned Systems product lines.

Textron Systems’ operating expenses increased $49 million, 13%, in the third quarter of 2017 and $158 million, 14%, in the first nine months of 2017, compared with the corresponding periods of 2016, primarily due to higher volume as described above.  The increase in the first nine months of 2017 was also impacted by an unfavorable program adjustment described below.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q3 2017 versus Q3 2016	YTD 2017 versus YTD 2016
Performance	$(1)	$(21)
Volume and mix	(2)	(5)
Other	(1)	(5)
Total change	$(4)	$(31)

Textron Systems’ segment profit decreased $4 million in the third quarter of 2017 and $31 million, 23%, in the first nine months of 2017, compared with the corresponding periods of 2016.  The decrease in the first nine months of 2017 was primarily due to an unfavorable program adjustment of $24 million recorded in the first quarter of 2017 related to the Tactical Armoured Patrol Vehicle program as previously disclosed.

Industrial

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues:
Fuel Systems and Functional Components	$546	$533	$1,740	$1,705
Other Industrial	496	353	1,407	1,137
Total revenues	1,042	886	3,147	2,842
Operating expenses	993	820	2,940	2,586
Segment profit	49	66	207	256
Profit margin	4.7%	7.4%	6.6%	9.0%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q3 2017 versus Q3 2016	YTD 2017 versus YTD 2016
Acquisitions	$137	$269
Volume	(4)	44
Foreign exchange	28	1
Other	(5)	(9)
Total change	$156	$305

Industrial segment revenues increased $156 million, 18%, in the third quarter of 2017, and $305 million, 11%, in the first nine months of 2017, compared with the corresponding periods of 2016, primarily due to the impact from acquired businesses of $137 million and $269 million, respectively, largely related to the acquisition of Arctic Cat as described below.  In the first nine months of 2017, revenues were also impacted by higher volume of $44 million, primarily related to the Fuel Systems and Functional Components product line.

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

Operating expenses for the Industrial segment increased $173 million, 21%, in the third quarter of 2017 and $354 million, 14%, in the first nine months of 2017, compared with the corresponding periods of 2016, primarily due to additional operating expenses from acquired businesses.  The increase in operating expenses for the first nine months of 2017 was also due to higher volume as described above.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q3 2017 versus Q3 2016	YTD 2017 versus YTD 2016
Pricing and inflation	$(9)	$(24)
Performance and other	1	(15)
Volume and mix	(9)	(10)
Total change	$(17)	$(49)

Segment profit for the Industrial segment decreased $17 million, 26%, in the third quarter of 2017, compared to the third quarter of 2016, largely due to the unfavorable impact from pricing and inflation of $9 million and lower volume and mix of $9 million.

Industrial’s segment profit decreased $49 million, 19%, in the first nine months of 2017, compared with the first nine months of 2016, largely due to the unfavorable impact from pricing and inflation of $24 million, primarily in the Fuel Systems and Functional Components product line, and unfavorable performance and other of $15 million.  Performance and other primarily reflects the operating results of Arctic Cat as we integrate this business into the Textron Specialized Vehicles business.

Finance

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues	$18	$20	$54	$60
Segment profit	7	3	16	15

Finance segment revenues and profit were largely unchanged in the third quarter and first nine months of 2017, respectively, compared with the corresponding periods of 2016.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	September 30, 2017	December 31, 2016
Finance receivables*	$828	$946
Nonaccrual finance receivables	70	87
Ratio of nonaccrual finance receivables to finance receivables	8.45%	9.20%
60+ days contractual delinquency	$50	$40
60+ days contractual delinquency as a percentage of finance receivables	6.04%	4.23%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	September 30, 2017	December 31, 2016
Manufacturing group
Cash and equivalents	$1,104	$1,137
Debt	3,442	2,777
Shareholders’ equity	5,818	5,574
Capital (debt plus shareholders’ equity)	9,260	8,351
Net debt (net of cash and equivalents) to capital	29%	23%
Debt to capital	37%	33%
Finance group
Cash and equivalents	$190	$161
Debt	841	903

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

Textron has a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At September 30, 2017, there were no amounts borrowed against the facility.

We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.  Under this registration statement, in September 2017, we issued $300 million in 3.375% Notes due March 2028, and in March 2017, we issued $350 million in 3.65% Notes due March 2027.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Operating activities	$347	$137
Investing activities	(599)	(480)
Financing activities	214	(9)

Cash flows from operating activities increased $210 million during the first nine months of 2017, compared with the first nine months of 2016, primarily due to improvements in working capital, partially offset by higher pension contributions of $302 million.  In the first nine months of 2017 and 2016, we made pension contributions of $338 million and $36 million, respectively.

Significant factors contributing to the favorable change in working capital included an increase in cash flows of $728 million related to changes in inventory between the periods, principally in the Textron Aviation and Textron Systems segments, and $387 million related to changes in customer deposits, partially offset by a decrease in cash flows of $324 million from a change in accounts payable.  The increase in cash flows from customer deposits between the periods is primarily related to a decrease in performance-based payments received on certain military contracts in the first nine months of 2016.  In the first nine months of 2017 and 2016, cash flows from operating activities included $24 million and $75 million, respectively, of cash proceeds from the settlements of corporate-owned life insurance policies.

During the first nine months of 2017, investing cash flows included a $316 million aggregate cash payment, including the repayment of debt and net of cash acquired, for the acquisition of Arctic Cat, compared with total payments of $179 million for five business acquisitions in the first nine months of 2016.  Cash used for investing activities also included capital expenditures of $276 million and $306 million in the first nine months of 2017 and 2016, respectively.

Financing activities in the first nine months of 2017 primarily included proceeds from long-term debt of $645 million.  These cash inflows were partially offset by $451 million in cash paid to repurchase an aggregate of 9.5 million shares of our outstanding common stock under a 2017 share repurchase authorization.

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

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Operating activities	$(37)	$7
Investing activities	143	118
Financing activities	(77)	(34)

The Finance group’s cash flows used in operating activities for the first nine months of 2017 included net tax payments of $48 million.  Cash flows from investing activities primarily included collections on finance receivables of $220 million for both the first nine months of 2017 and 2016, partially offset by finance receivable originations of $117 million and $126 million, respectively.

Cash flows used in financing activities in the first nine months of 2017 increased in the first nine months of 2017, compared with the first nine months of 2016, primarily due to a $71 million increase in payments on long-term and nonrecourse debt, net of proceeds, partially offset by $29 million in lower dividend payments to the Manufacturing group.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Operating activities	$385	$145
Investing activities	(531)	(392)
Financing activities	137	(14)

Consolidated cash flows from operating activities increased $240 million in the first nine months of 2017, compared with the first nine months of 2016, primarily due to improvements in working capital, partially offset by an increase in pension contributions of $302 million.  In the first nine months of 2017 and 2016, we made pension contributions of $338 million and $36 million, respectively.

Significant factors contributing to the favorable change in working capital included an increase in cash flows of $725 million related to changes in inventory between the periods, principally in the Textron Aviation and Textron Systems segments, and $387 million related to changes in customer deposits, partially offset by a decrease in cash flows of $324 million from a change in accounts payable.  The increase in cash flows from customer deposits between the periods is primarily related to a decrease in performance-based payments received on certain military contracts in the first nine months of 2016.  In the first nine months of 2017 and 2016, cash flows from operating activities included $24 million and $75 million, respectively, of cash proceeds from the settlements of corporate-owned life insurance policies.

Investing cash flows included a $316 million aggregate cash payment, including the repayment of debt and net of cash acquired, for the acquisition of Arctic Cat in the first nine months of 2017, compared with total payments of $179 million for acquisitions in the first nine months of 2016.  Cash used for investing activities also included capital expenditures of $276 million and $306 million in the first nine months of 2017 and 2016, respectively.

Total financing cash flows in the first nine months of 2017 primarily included proceeds from long-term debt of $682 million, partially offset by share repurchases of $451 million and payments on long-term and nonrecourse debt of $116 million.  Total financing cash flows in the first nine months of 2016 primarily included proceeds from long-term debt of $520 million and an increase in short-term debt of $110 million, which were more than offset by the repayment of $433 million of long-term and nonrecourse debt and share repurchases of $215 million.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Reclassification adjustments from investing activities:
Cash received from customers	$193	$180
Finance receivable originations for Manufacturing group inventory sales	(117)	(126)
Other	(1)	(24)
Total reclassification adjustments from investing activities	75	30
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	—	(29)
Total reclassification adjustments to operating activities	$75	$1

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

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Gross favorable	$20	$21	$63	$74
Gross unfavorable	(15)	(3)	(61)	(17)
Net adjustments	$5	$18	$2	$57

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the fiscal quarter ended September 30, 2017. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2016 Annual Report on Form 10-K.

Item 4.      Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 30, 2017.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information about our third quarter 2017 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
July 2, 2017 – August 5, 2017	1,656	$48.40	1,656	16,353
August 6, 2017 – September 2, 2017	410	48.61	410	15,943
September 3, 2017 – September 30, 2017	436	51.09	436	15,507
Total	2,502	$48.90	2,502

* These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that had been announced on January 25, 2017. This plan has no expiration date.

Item 6.	Exhibits

10.1	Letter agreement between Textron and Julie G. Duffy, dated July 27, 2017

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 27, 2017	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)