Form 10-K
period 2017-12-30
TEXTRON INC
filed 2018-02-15
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ x ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

Large accelerated filer [ ✓ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]
(do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [      ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No   ✓

The aggregate market value of the registrant’s Common Stock held by non-affiliates at July 1, 2017 was approximately $12.5 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.

At February 3, 2018, 261,771,970 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2018.

Textron Inc.

Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 30, 2017

PART I

Item 1. Business

Textron Inc. is a multi-industry company that leverages its global network of aircraft, defense, industrial and finance businesses to provide customers with innovative products and services around the world.  We have approximately 37,000 employees worldwide.  Textron Inc. was founded in 1923 and reincorporated in Delaware on July 31, 1967. Unless otherwise indicated, references to “Textron Inc.,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Textron Inc. and its consolidated subsidiaries.

We conduct our business through five operating segments: Textron Aviation, Bell, Textron Systems and Industrial, which represent our manufacturing businesses, and Finance, which represents our finance business.  A description of the business of each of our segments is set forth below.  Our business segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries.  Financial information by business segment and geographic area appears in Note 16 to the Consolidated Financial Statements on pages 67 through 68 of this Annual Report on Form 10-K. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 34 of this Annual Report on Form 10-K.  Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.

Textron Aviation Segment

Textron Aviation is a leader in general aviation. Textron Aviation manufactures, sells and services Beechcraft and Cessna aircraft, and services the Hawker brand of business jets. The segment has two principal product lines: aircraft and aftermarket. Aircraft includes sales of business jets, turboprop aircraft, piston engine aircraft, and military trainer and defense aircraft. Aftermarket includes commercial parts sales, and maintenance, inspection and repair services. Revenues in the Textron Aviation segment accounted for 33%, 36% and 36% of our total revenues in 2017, 2016 and 2015, respectively.  Revenues for Textron Aviation’s principal lines of business were as follows:

(In millions)	2017	2016	2015
Aircraft	$3,112	$3,412	$3,404
Aftermarket	1,574	1,509	1,418
Total revenues	$4,686	$4,921	$4,822

The family of jets currently produced by Textron Aviation includes the Citation M2, Citation CJ3+, Citation CJ4, Citation XLS+, Citation Latitude, Citation Sovereign+, and the Citation X+, the fastest civilian jet in the world.  In addition, the new Citation Longitude, a super-midsize jet which achieved first flight in October 2016, is expected to enter into service in early 2018.  Textron Aviation is also continuing the development of the Citation Hemisphere, a large-cabin jet.

Textron Aviation’s turboprop aircraft include the Beechcraft King Air C90GTx, King Air 250, King Air 350ER and King Air 350i, and the Cessna Caravan and Grand Caravan EX.  The Cessna Denali, a high-performance single engine turboprop aircraft, is expected to achieve its first flight in 2018.  In addition, Textron Aviation recently announced the Cessna Skycourier, a twin-engine, high-wing, large-utility turboprop aircraft, which is targeted for first flight in 2019.  Textron Aviation’s piston engine aircraft include the Beechcraft Baron and Bonanza, and the Cessna Skyhawk, Skylane, and the Turbo Stationair.

Textron Aviation also offers the T-6 trainer, which is used to train pilots from more than 20 countries, the AT-6 light attack military aircraft, and the Scorpion. The Scorpion is a highly affordable, multi-mission aircraft designed primarily for the tactical military jet aviation market.  This aircraft is not yet in production, pending customer orders.

In support of its family of aircraft, Textron Aviation operates a global network of 18 service centers, two of which are co-located with Bell Helicopter, along with more than 350 authorized independent service centers located throughout the world. Textron Aviation-owned service centers provide customers with 24-hour service and maintenance. Textron Aviation also provides its customers with around-the-clock parts support and offers a mobile support program with over 60 mobile service units and several dedicated support aircraft. In addition, Able Aerospace Services, Inc., a subsidiary of Textron Aviation, also provides component and maintenance, repair and overhaul services in support of commercial and military fixed- and rotor-wing aircraft.

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

Bell Segment

Bell Helicopter is one of the leading suppliers of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world.  Revenues for Bell accounted for 23%, 23% and 26% of our total revenues in 2017, 2016 and 2015, respectively.  Revenues by Bell’s principal lines of business were as follows:

(In millions)	2017	2016	2015
Military:
V-22 Program	$1,129	$1,151	$1,194
Other Military	947	936	839
Commercial	1,241	1,152	1,421
Total revenues	$3,317	$3,239	$3,454

Bell supplies advanced military helicopters and support to the U.S. Government and to military customers outside the United States.  Bell’s primary U.S. Government programs are the V-22 tiltrotor aircraft and the H-1 helicopters.  Bell is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company (Boeing), the only supplier of military tiltrotor aircraft. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. Through its strategic alliance with Boeing, Bell produces and supports the V-22 tiltrotor aircraft for the U.S. Department of Defense (DoD), and also for Japan under the U.S. Government-sponsored foreign military sales program.  The H-1 helicopter program includes a utility model, the UH-1Y, and an advanced attack model, the AH-1Z, which have 84% parts commonality between them. While the U.S. Marine Corps is the primary customer for H-1 helicopters, we also sell H-1 helicopters under the U.S. Government-sponsored foreign military sales program.

Bell is developing the V-280 Valor, a next generation vertical lift aircraft as part of the Joint Multi Role Technology Demonstrator (JMR-TD) initiative. The JMR-TD program is the science and technology precursor to the Department of Defense’s Future Vertical Lift program. Aircraft designed through this initiative will compete to replace thousands of aging utility and attack helicopters for the U.S. Armed Forces over the next decade. The V-280 achieved its first flight in December 2017.

Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue and emergency medical helicopter operators, and foreign governments.  Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products.  The helicopters currently offered by Bell for commercial applications include the 407GXP, 412EP, 412EPI, 429, 429WLG, 505 Jet Ranger X and Huey II.  In addition, the 525 Relentless, Bell’s first super medium commercial helicopter, is expected to achieve certification in 2019.

For both its military programs and its commercial products, Bell provides post-sale support and service for an installed base of approximately 13,000 helicopters through a network of five Bell-operated service centers, four global parts distribution centers and over 100 independent service centers located in 35 countries.  Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.

Bell competes against a number of competitors throughout the world for its helicopter business and its parts and support business.  Competition is based primarily on price, product quality and reliability, product support, performance and reputation.

Textron Systems Segment

Textron Systems’ product lines consist of unmanned systems, marine and land systems, and simulation, training and other defense and aviation mission support products and services.  Textron Systems is a supplier to the defense, aerospace and general aviation markets, and represents 13%, 13% and 11% of our total revenues in 2017, 2016 and 2015, respectively.  This segment sells its products to U.S. Government customers and to customers outside the U.S. through foreign military sales sponsored by the U.S. Government and directly through commercial sales channels.  Textron Systems competes on the basis of technology, contract performance, price, product quality and reliability, product support and reputation.  Revenues by Textron Systems’ product lines were as follows:

(In millions)	2017	2016	2015
Unmanned Systems	$714	$763	$686
Marine and Land Systems	470	294	188
Simulation, Training and Other	656	699	646
Total revenues	$1,840	$1,756	$1,520

Unmanned Systems

Our Unmanned Systems product line includes the offerings of the Unmanned Systems and Support Solutions businesses.  The Unmanned Systems business has designed, manufactured and fielded combat-proven unmanned aircraft systems for more than 25 years.  This business’s products include the U.S. Army’s premier tactical unmanned aircraft system, the Shadow, which has surpassed one million flight hours since its introduction, and the Aerosonde Small Unmanned Aircraft System, a multi-mission capable unmanned aircraft system that has amassed more than 200,000 flight hours in commercial and military operations around the world.  In addition, its unmanned aircraft and interoperable command and control technologies provide critical situational awareness and actionable intelligence for users worldwide. Our Support Solutions business provides logistical support for various unmanned systems as well as training and supply chain services to government and commercial customers worldwide.

Marine and Land Systems

Our Marine and Land Systems product line includes advanced marine craft, armored vehicles, turrets and related subsystems, in service with U.S. and international militaries, special operations forces, police forces and civilian entities.  Marine and Land Systems’ primary U.S. Government program is for the development and production of the U.S. Navy’s next generation Landing Craft Air Cushion as part of the Ship-to-Shore Connector program.

Simulation, Training and Other

Our Simulation, Training and Other product line includes products and services from five businesses: TRU Simulation + Training, Textron Airborne Solutions, Electronic Systems, Lycoming, and Weapons and Sensors.

TRU Simulation + Training designs, develops, manufactures, installs, and provides maintenance of advanced flight training courseware and devices, including full flight simulators, for both rotary- and fixed-wing aircraft for commercial airlines, aircraft original equipment manufacturers (OEMs), flight training centers and training organizations worldwide. Through its training centers, TRU Simulation + Training provides initial type-rating and recurrency training for pilots, as well as maintenance training in its Aviation Maintenance Training Academy. Textron Airborne Solutions, which includes Airborne Tactical Advantage Company, focuses on live military air-to-air and air-to-ship training and support services for U.S. Navy, Marine and Air Force pilots. Electronic Systems provides high technology test equipment, electronic warfare test and training solutions and intelligence software solutions for U.S. and international defense, intelligence and law enforcement communities.

Lycoming specializes in the engineering, manufacture, service and support of piston aircraft engines for the general aviation and remotely piloted aircraft markets. Weapons and Sensors offers advanced precision guided weapons systems, airborne and ground-based sensors and surveillance systems, and protection systems for the defense and aerospace industries.

Industrial Segment

Our Industrial segment designs and manufactures a variety of products within three principal product lines.  Industrial segment revenues, which represented 30%, 28% and 26% of our total revenues in 2017, 2016 and 2015, respectively, were as follows:

(In millions)	2017	2016	2015
Fuel Systems and Functional Components	$2,330	$2,273	$2,078
Specialized Vehicles	1,486	1,080	1,021
Tools and Test Equipment	470	441	445
Total revenues	$4,286	$3,794	$3,544

Fuel Systems and Functional Components

Our Fuel Systems and Functional Components product line is produced by our Kautex business unit which is headquartered in Bonn, Germany and operates over 30 plants in 14 countries.  Kautex is a leading developer and manufacturer of blow-molded plastic fuel systems for cars, light trucks and all-terrain vehicles. Kautex also develops and manufactures clear-vision systems for automobiles and selective catalytic reduction systems used to reduce emissions from diesel engines, as well as plastic bottles and containers for medical, household, agricultural, laboratory and industrial uses. Additionally, Kautex operates a business that produces cast iron engine camshafts, crankshafts and other engine components. Kautex serves the global automobile market, with operating facilities near its major customers around the world.

Our automotive products have several major competitors worldwide, some of which are affiliated with the OEMs that comprise our targeted customer base. Competition typically is based on a number of factors including price, technology, environmental performance, product quality and reliability, prior experience and available manufacturing capacity.

Specialized Vehicles

Our Specialized Vehicles product line includes products sold by the Textron Specialized Vehicles businesses under the E-Z-GO, Textron Off Road, Arctic Cat, TUG Technologies, Douglas Equipment, Premier, Safeaero, Ransomes, Jacobsen, Cushman and Dixie Chopper brands. These businesses design, manufacture and sell golf cars, off-road utility vehicles, recreational side-by-side and all-terrain vehicles, snowmobiles, light transportation vehicles, aviation ground support equipment and professional turf-maintenance equipment, as well as specialized turf-care vehicles.  See Note 2 to the Consolidated Financial Statements for additional information regarding the acquisition of Arctic Cat that we completed on March 6, 2017.

These businesses have a diversified customer base that includes golf courses and resorts, government agencies and municipalities, consumers, outdoor enthusiasts, and commercial and industrial users such as factories, warehouses, airports, planned communities, hunting preserves, educational and corporate campuses, sporting venues, municipalities and landscaping professionals. Sales are made through a combination of factory direct resources and a network of independent distributors and dealers worldwide. We have two major competitors for both golf cars and professional turf-maintenance equipment, and several competitors for off-road utility vehicles, recreational all-terrain and light transportation vehicles, side-by-sides and snowmobiles, aviation ground support equipment, and specialized turf-care products. Competition is based primarily on price, product quality and reliability, product features, product support and reputation.

Tools and Test Equipment

The Tools and Test Equipment product line includes products sold by businesses that design and manufacture powered equipment, electrical test and measurement instruments, mechanical and hydraulic tools, cable connectors, fiber optic assemblies, underground and aerial transmission and distribution products and power utility products. This product line encompasses the Greenlee, Greenlee Communications, Greenlee Utility, HD Electric, Klauke, Sherman+Reilly and Endura businesses and brands.  Their products are used principally in the construction, maintenance, telecommunications, data communications, electrical, utility and plumbing industries, and are distributed through a global network of sales representatives and distributors, as well as through direct sales to home improvement retailers and OEMs.  The businesses have plant operations in five countries with almost half of their combined revenues coming from outside the United States.  These businesses face competition from numerous manufacturers based primarily on price, delivery lead time, product quality and reliability.

Finance Segment

Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. A substantial number of the new originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S. Finance receivables originated in the U.S. are primarily for purchasers who had difficulty in accessing other sources of financing for the purchase of Textron-manufactured products.  In 2017, 2016 and 2015, our Finance group paid our Manufacturing group $174 million, $173 million and $194 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group.

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

Backlog

Our backlog at the end of 2017 and 2016 is summarized below:

(In millions)	December 30, 2017	December 31, 2016
Bell	$4,598	$5,360
Textron Systems	1,406	1,841
Textron Aviation	1,180	1,041
Total backlog	$7,184	$8,242

Approximately 38% of our total backlog at December 30, 2017 represents orders that are not expected to be filled in 2018.

Backlog with the U.S. Government represented 58% of our total backlog at December 30, 2017 and excluded amounts where funding has not been formally appropriated. At December 30, 2017 and December 31, 2016, Bell’s backlog included $1.6 billion and $1.7 billion, respectively, related to a multi-year contract with the U.S. Government for the purchase of V-22 tiltrotor aircraft.

For information regarding the impact of the new revenue recognition accounting standard on backlog, see Note 1 to the Consolidated Financial Statements on page 48 of this Annual Report on Form 10-K.

U.S. Government Contracts

In 2017, approximately 22% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government, excluding those contracts under the U.S. Government-sponsored foreign military sales program.  This business is subject to competition, changes in procurement policies and regulations, the continuing availability of funding, which is dependent upon congressional appropriations, national and international priorities for defense spending, world events, and the size and timing of programs in which we may participate.

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

Patents and Trademarks

We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We also own or license active trademark registrations and pending trademark applications in the U.S. and in various foreign countries or regions, as well as trade names and service marks. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including:  A-2PATS; Able Aerospace Services; Able Preferred; Aeronautical Accessories; AAI; acAlert; Aerosonde; AirScout; Alterra; AH-1Z; Ambush; Arctic Cat; Ascent;

AVCOAT; Baron; BattleHawk; Bearcat; Beechcraft; Beechcraft T-6; Bell; Bell Helicopter; Bell 505; BENDWORKS; BlackWorks McCauley; Bonanza; Cadillac Gage; CAP; Caravan; Caravan Amphibian; Caravan 675; Cessna; Cessna 350; Cessna 400; Cessna SkyCourier; Cessna Turbo Skylane JT-A; Cessna Turbo Skyhawk JT-A; Citation; CITATION ALPINE EDITION; Citation Encore+; Citation Latitude; Citation Longitude; Citation M2; Citation Sovereign; Citation X; Citation X+; Citation XLS+; CJ1+; CJ2+; CJ3; CJ3+; CJ4; Clairity; CLAW; CLEARTEST; Commando; Cushman; Customer Advantage Plans; CUSV; DataScout; Denali; Dixie Chopper; Dixie Chopper Stryker; Double Vision; Duct Dawg; Eclipse; El Tigre; ENFORCER; E-Z-GO; E-Z-GO EXPRESS; FAST-N-LATCH; FASTRAP; Firecat; Firefly; FOREVER WARRANTY; Fury; G3 Tugger; GatorEye; Gator Grips; GLOBAL MISSION SUPPORT; Gorilla; Grand Caravan; Greenlee; H-1; HAULER; HDE; Hawker; Hemisphere; Huey; Huey II; iCommand; iPress; IE2; Instinct; Integrated Command Suite; INTELLIBRAKE; INTELLI-CRIMP; Jacobsen; Jacobsen HoverKing; Jet Ranger X; Kautex; King Air; King Air C90GTx; King Air 250; King Air 350; Kiowa Warrior; Klauke; LF; LOOKOUT; Lycoming; Lynx; M1117 ASV; MADE FOR THE TRADE; McCauley; Mechtronix; MicroObserver; Millenworks; Mission Critical Support (MCS); MISSIONLINK; Motorfist; MudPro; Mustang; Next Generation Carbon Canister; Next Generation Fuel System; NGCC; NGFS; NightWarden; Odyssey; ONSLAUGHT; Overwatch; Pantera; PDCue; Power Advantage; Premier; Pro-Fit; ProFlight; ProParts; ProPropeller; Prowler; Ransomes; REALCue; REALFeel; Recoil; Relentless; ROCONNECT; RT2; RXV; SABER; Safeaero; Safe-Zone; Scorpion; Shadow; Shadow Knight; Shadow Master; Sherman+Reilly; Skyhawk; Skyhawk SP; Skylane; SkyPLUS; Sno Pro; SnoCross; Sovereign; Speed Punch; Speedrack; Spider; Stampede; Stationair; ST 4X4; Super Cargomaster; Super Medium; SuperCobra; SYMTX; Synturian; TDCue; Team Arctic; Textron; Textron Airborne Solutions; Textron Aviation; Textron Defense Systems; Textron Financial Corporation; Textron GSE; Textron Marine & Land Systems; Textron Off Road; Textron Systems; Thundercat; TI-Metal; TRUESET; TRU Simulation + Training; TRUCKSTER; TTx; TUG; Turbo Skylane; Turbo Stationair; TRV; UH-1Y; Under Dawg; V-Watch; VALOR; Value-Driven MRO Solutions; V-22 Osprey; V-247; V-280; Watchman; Wildcat; Wolverine; ZR; 2FIVE; 206; 407; 407GT; 407GX; 412; 429; 505; 525 and 525 Relentless. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

Environmental Considerations

Our operations are subject to numerous laws and regulations designed to protect the environment.  Compliance with these laws and expenditures for environmental control facilities has not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 14 to the Consolidated Financial Statements on page 66 of this Annual Report on Form 10-K.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets nor on our results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.

Employees

At December 30, 2017, we had approximately 37,000 employees.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 15, 2018.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	56	Chairman, President and Chief Executive Officer
Frank T. Connor	58	Executive Vice President and Chief Financial Officer
Julie G. Duffy	52	Executive Vice President, Human Resources
E. Robert Lupone	58	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer

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

Ms. Duffy was named Executive Vice President, Human Resources in July 2017.  Ms. Duffy joined Textron in 1997 as a member of the corporate legal team and has since held positions of increasing responsibility within the Company’s legal function, most recently serving as Vice President and Deputy General Counsel-Litigation, a position she had held since 2011.  In that role she was responsible for managing the corporate litigation staff with primary oversight of litigation throughout Textron. She has also played an active role in developing, implementing and standardizing human resources policies across the Company and served as the senior legal advisor on employment and benefits issues.

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

•     The risk that acquisitions do not perform as planned, including, for example, the risk that acquired businesses will not achieve revenues and profit projections; and

•     The impact of changes in tax legislation (including the recently enacted Tax Cuts and Jobs Act).

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

During 2017, we derived approximately 22% of our revenues from sales to a variety of U.S. Government entities.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions and the U.S. Government budget process which includes enacting relevant legislation, such as appropriations bills and accords on the debt ceiling. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations.  Further uncertainty with respect to ongoing programs could also result in the event that the U.S. Government finances its operations through temporary funding measures such as “continuing resolutions” rather than full-year appropriations. If we incur costs in advance or in excess of funds committed on a contract, we are at risk for non-reimbursement of those costs until additional funds are appropriated.  The reduction, termination or delay in the timing of funding for U.S. Government programs for which we currently provide or propose to provide products or services may result in a loss of anticipated future revenues that could materially and adversely impact our results of operations and financial condition. Significant changes in national and international policies or priorities for defense spending could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

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

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts, and safeguard and restrict the use and dissemination of classified information, covered defense information, and the exportation of certain products and technical data. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity) can significantly increase our costs and risks and reduce our profitability. Our failure to comply with procurement regulations and requirements could allow the U.S. Government to suspend or debar us from receiving new contracts for a period of time, reduce the value of existing contracts, issue modifications to a contract, withhold cash on contract payments, and control and potentially prohibit the export of our products, services and associated materials, any of which could negatively impact our results of operations, financial condition or liquidity. A number of our U.S. Government contracts contain provisions that require us to make disclosure to the Inspector General of the agency that is our customer if we have credible evidence that we have violated U.S. criminal laws involving fraud, conflict of interest, or bribery; the U.S. civil False Claims Act; or received a significant overpayment under a U.S. Government contract. Failure to properly and timely make disclosures under these provisions may result in a termination for default or cause, suspension and/or debarment, and potential fines.

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

The use of multi-award contracts by the U.S. Government may increase competition and pricing pressure.

The U.S. Government increasingly relies upon competitive contract award types, including indefinite-delivery, indefinite-quantity and multi-award contracts, which have the potential to create greater competition and increased pricing pressure, as well as to increase our cost by requiring that we submit multiple bids. In addition, multi-award contracts require that we make sustained efforts to obtain task orders and delivery orders under the contract. Further, the competitive bidding process is costly and demands managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors.

Our profitability and cash flow may vary depending on the mix of our government contracts and our ability to control costs.

Under fixed-price contracts, generally we receive a fixed price irrespective of the actual costs we incur, and, consequently, any costs in excess of the fixed price are absorbed by us. Changes in underlying assumptions, circumstances or estimates used in developing the pricing for such contracts may adversely affect our results of operations. Additionally, fixed-price contracts may require progress payments rather than performance based payments which can delay our ability to recover a significant amount of costs incurred on a contract and thus affect the timing of our cash flows.  Fixed-price incentive-based fee arrangements provide that allowable costs incurred are reimbursable but are subject to a cost-share which could negatively impact our profitability. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-reimbursement contracts that are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based, however, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs incurred in performing under the contract, our cash flows, results of operations and financial condition could be adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

A key determinant of the financial performance of our Finance segment is the quality of loans, leases and other assets in its portfolio. Portfolio quality may be adversely affected by several factors, including finance receivable underwriting procedures, collateral value, geographic or industry concentrations, and the effect of general economic conditions. In addition, a substantial number of the new originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S.  Cross-border transactions present additional challenges and risks in realizing upon collateral in the event of borrower default, which may result in difficulty or delay in collecting on the related finance receivables.  If our Finance segment has difficulty successfully collecting its finance receivable portfolio, our cash flow, results of operations and financial condition could be adversely affected.

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

Our information technology (IT) and related systems are critical to the smooth operation of our business and essential to our ability to perform day to day operations.  From time to time, we update and/or replace IT systems used by our businesses.  The implementation of new systems can present temporary disruptions of business activities as existing processes are transitioned to the new systems, resulting in productivity issues, including delays in production, shipments or other business operations.  In addition, we outsource certain support functions, including certain global IT infrastructure services, to third-party service providers. Any disruption of such outsourced processes or functions also could have a material adverse impact on our operations.  In addition, as a U.S. defense contractor, we face certain security threats, including threats to our IT infrastructure, unlawful attempts to gain access to our information and threats to the physical security of our facilities and employees, as do our customers, suppliers, subcontractors and joint venture partners.  Cybersecurity threats, such as malicious software, attempts to gain unauthorized access to our confidential, classified or otherwise proprietary information or that of our employees or customers, as well as other security breaches, are persistent, continue to evolve and require highly skilled IT resources.  While we have experienced cybersecurity attacks, we have not suffered any material losses relating to such attacks, and we believe our threat detection and mitigation processes and procedures are robust.  Due to the evolving nature of these security threats, the possibility of future material incidents cannot be completely mitigated. Future attacks or breach of data security, whether of our systems or the systems of our service providers or other third parties who may have access to our data for business purposes, could disrupt our operations, cause the loss of business information or compromise confidential information, exposing us to liability or regulatory action. Such an incident also could require significant management attention and resources, increase costs, which may not be covered by insurance, and result in reputational damage, potentially adversely affecting our competitiveness and our results of operations.

Developing new products and technologies entails significant risks and uncertainties.

To continue to grow our revenues and segment profit, we must successfully develop new products and technologies or modify our existing products and technologies for our current and future markets. Our future performance depends, in part, on our ability to identify emerging technological trends and customer requirements and to develop and maintain competitive products and services. Delays or cost overruns in the development and acceptance of new products, or certification of new aircraft and other products, could affect our results of operations. These delays could be caused by unanticipated technological hurdles, production changes to meet customer demands, unanticipated difficulties in obtaining required regulatory certifications of new aircraft or other products, coordination with joint venture partners or failure on the part of our suppliers to deliver components as agreed. We also could be adversely affected if our research and development investments are less successful than expected or if we do not adequately protect the intellectual property developed through these efforts. Likewise, new products and technologies could generate unanticipated safety or other concerns resulting in expanded product liability risks, potential product recalls and other regulatory issues that could have an adverse impact on us. Furthermore, because of the lengthy research and development cycle involved in bringing certain of our products to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aerospace or defense industries could have a significant effect on the demand for new products and technologies under development, which could have an adverse effect on our financial condition and results of operations. In addition, our investments in equipment or technology that we believe will enable us to obtain future service contracts for our U.S. Government or other customers may not result in contracts or revenues sufficient to offset such investment. The market for our product offerings may not develop or continue to expand as we currently anticipate. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain superior market acceptance compared to our products.  A significant failure in our new product development efforts or the failure of our products or services to achieve market acceptance relative to our competitors’ products or services could have an adverse effect on our financial condition and results of operations.

We are subject to the risks of doing business in foreign countries.

During 2017, we derived approximately 38% of our revenues from international business, including U.S. exports, and we expect international revenues to continue to increase. Conducting business internationally exposes us to additional risks than if we conducted our business solely within the U.S. We maintain manufacturing facilities, service centers, supply centers and other facilities worldwide, including in various emerging market countries.  We also have entered into, and expect to continue to enter into, joint venture arrangements in emerging market countries, some of which may require capital investment, guaranties or other commitments.  Risks related to international operations include import, export and other trade restrictions; changing U.S. and foreign procurement policies and practices; restrictions on technology transfer; difficulties in protecting intellectual property; increasing complexity of employment and environmental, health and safety regulations; foreign investment laws; exchange controls; repatriation of earnings or cash settlement challenges, competition from foreign and multinational firms with home country advantages; economic and government instability, acts of terrorism and related safety concerns.  The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.

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

As a global business, we are subject to laws and regulations in the U.S. and other countries in which we operate. Our increased focus on international sales and global operations requires importing and exporting goods and technology, some of which have military applications subjecting them to more stringent import-export controls across international borders on a regular basis. For example, we sometimes initially must obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell certain of our aerospace and defense products outside the U.S. Both U.S. and foreign laws and regulations applicable to us have been increasing in scope and complexity. For example, both U.S. and foreign governments and government agencies regulate the aviation industry, and they may impose new regulations with additional aircraft security or other requirements or restrictions, including, for example, restrictions and/or fees related to carbon emissions levels. Changes in environmental and climate change laws and regulations, including laws relating to greenhouse gas emissions, could lead to the necessity for new or additional investment in product designs or manufacturing processes and could increase environmental compliance expenditures, including costs to defend regulatory reviews. New or changing laws and regulations or related interpretation and policies could increase our costs of doing business, affect how we conduct our operations, adversely impact demand for our products, and/or limit our ability to sell our products and services. Compliance with laws and regulations of increasing scope and complexity is even more challenging in our current business environment in which reducing our operating costs is often necessary to remain competitive. In addition, a violation of U.S. and/or foreign laws by one of our employees or business partners could subject us or our employees to civil or criminal penalties, including material monetary fines, or other adverse actions, such as denial of import or export privileges and/or debarment as a government contractor which could damage our reputation and have an adverse effect on our business.

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

Approximately 7,200, or 27%, of our U.S. employees are unionized, and many of our non-U.S. employees are represented by organized councils. As a result, we may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers and a loss of revenues. The presence of unions also may limit our flexibility in responding to competitive pressures in the marketplace. In addition, the workforces of many of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Any of these events could adversely affect our results of operations.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 and significantly changed U.S. income tax law.  We have made provisional estimates of the impact of the Act on the remeasurement of our net deferred tax assets and the one-time transition tax in 2017.  However, the financial reporting effects of the Act are complex and are subject to change as guidance interpreting the Act is issued.  The effect of such guidance, as well as any additional tax reform legislation in the United States or elsewhere, could adversely affect our effective tax rate, have a material impact on the value of our deferred tax assets or increase our future U.S. tax expense.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On December 30, 2017, we operated a total of 63 plants located throughout the U.S. and 52 plants outside the U.S.  We own 61 plants and lease the remainder for a total manufacturing space of approximately 24.6 million square feet.  We consider the productive capacity of the plants operated by each of our business segments to be adequate.  We also own or lease offices, warehouses, training and service centers and other space at various locations. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.

Item 3. Legal Proceedings

As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, on February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against TFC, Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims. The Trustee also seeks trebled damages on all claims under Ohio law.  On November 9, 2012, the Court dismissed all claims against TFC.  The trustee appealed, and on August 23, 2016, the 6th Circuit Court of Appeals reversed the dismissal in part and remanded certain claims back to the trial court.  We are vigorously defending this lawsuit.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “TXT.”  At December 30, 2017, there were approximately 8,800 record holders of Textron common stock.  The high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the dividends paid per share are provided in the following table:

	2017			2016
	High	Low	Dividends per Share	High	Low	Dividends per Share
First quarter	$50.93	$43.66	$0.02	$41.74	$30.69	$0.02
Second quarter	48.67	45.00	0.02	40.61	34.00	0.02
Third quarter	54.07	47.00	0.02	41.33	35.06	0.02
Fourth quarter	57.71	51.07	0.02	49.82	37.19	0.02

Issuer Repurchases of Equity Securities

The following provides information about our fourth quarter 2017 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
October 1, 2017 – November 4, 2017	740	$53.44	740	14,767
November 5, 2017 – December 2, 2017	860	53.52	860	13,907
December 3, 2017 – December 30, 2017	825	55.55	825	13,082
Total	2,425	$54.19	2,425

* These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that had been announced on January 25, 2017. This plan has no expiration date.

Stock Performance Graph

The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2012 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P 500 Industrials Index, all of which include Textron. The values calculated assume dividend reinvestment.

	2012	2013	2014	2015	2016	2017
Textron Inc.	$100.00	$148.69	$170.68	$170.59	$197.59	$230.63
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 A&D	100.00	154.92	172.63	182.01	216.42	305.97
S&P 500 Industrials	100.00	131.64	147.91	152.19	167.59	205.41

Item 6.  Selected Financial Data

(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
Revenues
Textron Aviation	$4,686	$4,921	$4,822	$4,568	$2,784
Bell	3,317	3,239	3,454	4,245	4,511
Textron Systems	1,840	1,756	1,520	1,624	1,665
Industrial	4,286	3,794	3,544	3,338	3,012
Finance	69	78	83	103	132
Total revenues	$14,198	$13,788	$13,423	$13,878	$12,104
Segment profit
Textron Aviation (a)	$303	$389	$400	$234	$(48)
Bell	415	386	400	529	573
Textron Systems	139	186	129	150	147
Industrial	290	329	302	280	242
Finance	22	19	24	21	49
Total segment profit	1,169	1,309	1,255	1,214	963
Corporate expenses and other, net	(132)	(172)	(154)	(161)	(166)
Interest expense, net for Manufacturing group	(145)	(138)	(130)	(148)	(123)
Special charges (b)	(130)	(123)	—	(52)	—
Income tax expense (c)	(456)	(33)	(273)	(248)	(176)
Income from continuing operations	$306	$843	$698	$605	$498
Earnings per share
Basic earnings per share — continuing operations	$1.15	$3.11	$2.52	$2.17	$1.78
Diluted earnings per share — continuing operations	$1.14	$3.09	$2.50	$2.15	$1.75
Basic average shares outstanding (in thousands)	266,380	270,774	276,682	279,409	279,299
Diluted average shares outstanding (in thousands)	268,750	272,365	278,727	281,790	284,428
Common stock information
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08
Book value at year-end	$21.60	$20.62	$18.10	$15.45	$15.54
Price at year-end	$56.59	$48.56	$42.01	$42.17	$36.61
Financial position
Total assets	$15,340	$15,358	$14,708	$14,605	$12,944
Manufacturing group debt	$3,088	$2,777	$2,697	$2,811	$1,931
Finance group debt	$824	$903	$913	$1,063	$1,256
Shareholders’ equity	$5,647	$5,574	$4,964	$4,272	$4,384
Manufacturing group debt-to-capital (net of cash)	26%	23%	26%	33%	15%
Manufacturing group debt-to-capital	35%	33%	35%	40%	31%
Investment data
Capital expenditures	$423	$446	$420	$429	$444
Manufacturing group depreciation	$362	$368	$383	$379	$335

(a)          Segment profit included amortization of $12 million and $63 million in 2015 and 2014, respectively, related to fair value step-up adjustments of Beechcraft acquired inventories sold during the period.

(b)          Special charges included $90 million and $123 million in 2017 and 2016, respectively, related to our 2016 restructuring plan. We also recorded special charges of $40 million in 2017 related to the Arctic Cat acquisition, which included restructuring, integration and transaction costs. For 2014, special charges included acquisition and restructuring costs related to the acquisition of Beechcraft.

(c)           Income tax expense for 2017 included a $266 million charge to reflect our provisional estimate of the net impact of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017.  In 2016, we recognized an income tax benefit of $319 million, inclusive of interest, of which $206 million is attributable to continuing operations and $113 million is attributable to discontinued operations.  This benefit was a result of the final settlement with the Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Consolidated Results of Operations

During 2017, we maintained focus on investing in our businesses through continued development of new products and services. We also completed the strategic acquisition of Arctic Cat, a platform to expand and grow our Textron Specialized Vehicles business.  In addition, we continued to take cost reduction actions through the execution of our restructuring plans and integration activities in order to realign our businesses, improve overall operating efficiency and better position our businesses for the future. All of these activities support our overall strategy of long-term growth and expansion of our product portfolio and the creation of long-term shareholder value.  Financial highlights of 2017 include the following:

•                  Generated $947 million in cash from operating activities of our manufacturing businesses, net of a $300 million discretionary contribution to fund a U.S. pension plan.

•                  Invested $634 million in research and development activities, $423 million in capital expenditures and $316 million for the acquisition of Arctic Cat.

•                  Returned $603 million to our shareholders through share repurchases and dividend payments.

•                  Continued execution of our 2016 restructuring plan and the restructuring and integration of the Arctic Cat acquisition, resulting in special charges of $130 million.

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 21 to 28.

Revenues

				% Change
(Dollars in millions)	2017	2016	2015	2017	2016
Revenues	$14,198	$13,788	$13,423	3%	3%

Revenues increased $410 million, 3%, in 2017, compared with 2016, largely driven by increases in the Industrial, Textron Systems and Bell segments, partially offset by lower revenues at the Textron Aviation segment.  The net revenue increase included the following factors:

•                  Higher Industrial revenues of $492 million, primarily due to the impact from the acquisition of Arctic Cat described in the Segment Analysis section below.

•                  Higher Textron Systems revenues of $84 million, primarily due to higher volume of $176 million in the Marine and Land Systems product line, partially offset by lower volume in the other products lines.

•                  Higher Bell revenues of $78 million, primarily due to an increase in commercial revenues of $89 million, largely reflecting higher commercial aircraft deliveries.

•                  Lower Textron Aviation revenues of $235 million, primarily due to lower volume and mix of $307 million, largely the result of lower military and commercial turboprop volume.

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

•                  Higher Textron Aviation revenues of $99 million, primarily due to the impact from an acquired business of $66 million and higher volume and mix of $42 million, largely the result of higher Citation jet volume of $165 million, partially offset by lower commercial turboprop volume.

•                  Lower Bell revenues of $215 million, primarily due to a decrease in commercial revenues of $269 million, largely reflecting lower commercial aircraft deliveries.

Cost of Sales and Selling and Administrative Expense

				% Change
(Dollars in millions)	2017	2016	2015	2017	2016
Cost of sales	$11,795	$11,311	$10,979	4%	3%
Gross margin as a percentage of Manufacturing revenues	16.5%	17.5%	17.7%
Selling and administrative expense	$1,337	$1,304	$1,304	3%	—

In 2017, cost of sales increased $484 million, 4%, and selling and administrative expense increased $33 million, 3%, compared with 2016, primarily due to an increase from acquired businesses, largely Arctic Cat.  Gross margin as a percentage of Manufacturing revenues decreased 100 basis points from 2016, primarily due to lower margins at the Textron Systems segment, largely reflecting an unfavorable impact from net program adjustments, and the Industrial segment, which included the impact from the Arctic Cat acquisition.

Cost of sales increased $332 million, 3%, in 2016, compared with 2015, largely due to higher volume at the Textron Systems, Industrial and Textron Aviation segments, and an increase from acquired businesses.  These increases were partially offset by lower volume at the Bell segment and favorable cost performance across all of our manufacturing segments.

Interest Expense

				% Change
(Dollars in millions)	2017	2016	2015	2017	2016
Interest expense	$174	$174	$169	—	3%

Interest expense on the Consolidated Statements of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated.  Interest expense for the Finance segment is included within segment profit and includes intercompany interest.  Consolidated interest expense increased $5 million in 2016, compared with 2015, primarily due to higher average debt outstanding.

Special Charges

In 2016, we initiated a plan to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron.  Under this plan, Textron Systems discontinued production of its sensor-fuzed weapon product within its Weapons and Sensors operating unit, we combined our Jacobsen business with the Textron Specialized Vehicles business by consolidating facilities and general and administrative functions, and we reduced headcount at Textron Aviation, as well as other businesses and corporate functions.  In December 2017, we decided to take additional restructuring actions to further consolidate operating facilities and streamline product lines, primarily within the Bell, Textron Systems and Industrial segments, which resulted in additional special charges of $45 million in the fourth quarter of 2017. We recorded total special charges of $213 million since the inception of the 2016 plan, which included $97 million of severance costs, $84 million of asset impairments and $32 million in contract terminations and other costs.  Of these amounts, $83 million was incurred at Textron Systems, $63 million at Textron Aviation, $38 million at Industrial, $28 million at Bell and $1 million at Corporate. The total headcount reduction under this plan is expected to be approximately 2,100 positions, representing 5% of our workforce.

In connection with the acquisition of Arctic Cat, as discussed in Note 2 to the Consolidated Financial Statements, we initiated a restructuring plan in the first quarter of 2017 to integrate this business into our Textron Specialized Vehicles business within the Industrial segment and reduce operating redundancies and maximize efficiencies.  Under the Arctic Cat plan, we recorded restructuring charges of $28 million in 2017, which included $19 million of severance costs, largely related to change-of-control provisions, and $9 million of contract termination and other costs.  In addition, we recorded $12 million of acquisition-related integration and transaction costs in 2017.

Special charges recorded for these plans are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Acquisition Integration/ Transaction Costs	Total Special Charges
2017
Industrial	$26	$1	$19	$12	$58
Textron Aviation	11	17	—	—	28
Bell	3	12	8	—	23
Textron Systems	6	16	(1)	—	21
Total	$46	$46	$26	$12	$130
2016
Industrial	$17	$2	$1	$—	$20
Textron Aviation	33	1	1	—	35
Bell	4	1	—	—	5
Textron Systems	15	34	13	—	62
Corporate	1	—	—	—	1
Total	$70	$38	$15	$—	$123

Income Taxes

	2017	2016	2015
Effective tax rate	59.8%	3.8%	28.1%

In 2017, our effective tax rate was significantly higher than the U.S. federal statutory tax rate of 35%, largely due to the impact from the Tax Cuts and Jobs Act (the “Act”).  In the fourth quarter of 2017, we recorded a provisional estimate of $266 million for one-time adjustments resulting from the Act.  Approximately $154 million of this provisional estimate represents a charge resulting from the remeasurement of our U.S. federal deferred tax assets and liabilities, and the remainder represents a provision for the transition tax on post-1986 earnings and profits previously deferred from U.S. income taxes.  In addition, the Act reduces the U.S. federal corporate tax rate from 35% to 21%, which is expected to lower our effective tax rate for 2018 and future years.

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

Approximately 22% of our 2017 revenues were derived from contracts with the U.S. Government.  For our segments that have significant contracts with the U.S. Government, we typically express changes in segment profit related to the government business in terms of volume, changes in program performance or changes in contract mix. Changes in volume that are described in net sales typically drive corresponding changes in our segment profit based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refers to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes.

Textron Aviation

				% Change
(Dollars in millions)	2017	2016	2015	2017	2016
Revenues	$4,686	$4,921	$4,822	(5)%	2%
Operating expenses	4,383	4,532	4,422	(3)%	2%
Segment profit	303	389	400	(22)%	(3)%
Profit margin	6.5%	7.9%	8.3%
Backlog	$1,180	$1,041	$1,074	13%	(3)%

Textron Aviation Revenues and Operating Expenses

Factors contributing to the 2017 year-over-year revenue change are provided below:

(In millions)	2017 versus 2016
Volume and mix	$(307)
Other	72
Total change	$(235)

Textron Aviation’s revenues decreased $235 million, 5%, in 2017, compared with 2016, primarily due to lower volume and mix of $307 million, largely the result of lower military and commercial turboprop volume. We delivered 180 Citation jets, 86 King Air turboprops and 13 Beechcraft T-6 trainers in 2017, compared with 178 Citation jets, 106 King Air turboprops and 38 Beechcraft T-6 trainers in 2016.  The portion of the segment’s revenues derived from aftermarket sales and services represented 34% of its total revenues in 2017, compared with 31% in 2016.

Textron Aviation’s operating expenses decreased $149 million, 3%, in 2017, compared with 2016, largely due to lower net volume as described above.

Factors contributing to the 2016 year-over-year revenue change are provided below:

(In millions)	2016 versus 2015
Acquisitions	$66
Volume and mix	42
Other	(9)
Total change	$99

Textron Aviation’s revenues increased $99 million, 2%, in 2016, compared with 2015, primarily due to the impact from an acquisition of a repair and overhaul business in the first quarter of 2016, and higher volume and mix of $42 million.  The increase in volume and mix was largely due to higher Citation jet volume of $165 million, partially offset by lower commercial turboprop volume.  We delivered 178 Citation jets and 106 King Air turboprops in 2016, compared with 166 Citation jets and 117 King Air turboprops in 2015.  The portion of the segment’s revenues derived from aftermarket sales and services represented 31% of its total revenues in 2016, compared with 29% in 2015, largely resulting from the acquisition.

Textron Aviation’s operating expenses increased $110 million, 2%, in 2016, compared with 2015, largely due to higher net volume as described above and additional operating expenses resulting from the acquisition.  These increases were partially offset by improved cost performance of $64 million, largely attributable to lower research and development costs and lower compensation expense.

Textron Aviation Segment Profit

Factors contributing to 2017 year-over-year segment profit change are provided below:

(In millions)	2017 versus 2016
Volume and mix	$(99)
Pricing, net of inflation	56
Performance and other	(43)
Total change	$(86)

Segment profit at Textron Aviation decreased $86 million, 22%, in 2017, compared with 2016, primarily as a result of lower net volume and mix as described above.  The favorable impact of $56 million from pricing, net of inflation, was largely offset by an unfavorable impact of $43 million from performance and other, largely reflecting higher research, development and engineering costs, which included costs related to the Scorpion program in 2017.

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

Bell

				% Change
(Dollars in millions)	2017	2016	2015	2017	2016
Revenues:
V-22 Program	$1,129	$1,151	$1,194	(2)%	(4)%
Other Military	947	936	839	1%	12%
Commercial	1,241	1,152	1,421	8%	(19)%
Total revenues	3,317	3,239	3,454	2%	(6)%
Operating expenses	2,902	2,853	3,054	2%	(7)%
Segment profit	415	386	400	8%	(4)%
Profit margin	12.5%	11.9%	11.6%
Backlog	$4,598	$5,360	$5,224	(14)%	3%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

Factors contributing to the 2017 year-over-year revenue change are provided below:

(In millions)	2017 versus 2016
Volume and mix	$57
Other	21
Total change	$78

Bell’s revenues increased $78 million, 2%, in 2017, compared with 2016, primarily due to an $89 million increase in commercial revenues, largely due to higher deliveries as Bell delivered 132 commercial aircraft in 2017, compared with 114 aircraft in 2016.  Military deliveries were largely unchanged in 2017 compared with 2016, as we delivered 22 V-22 aircraft in both years and 38 H-1 aircraft in 2017, compared with 35 H-1 aircraft in 2016.

Bell’s operating expenses increased $49 million, 2%, in 2017, compared with 2016, primarily due to higher volume as described above.

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

Bell’s operating expenses decreased $201 million, 7%, in 2016, compared with 2015, primarily due to lower net sales volume as described above.

Bell Segment Profit

Factors contributing to 2017 year-over-year segment profit change are provided below:

(In millions)	2017 versus 2016
Performance and other	$66
Volume and mix	(37)
Total change	$29

Bell’s segment profit increased $29 million, 8%, in 2017, compared with 2016, reflecting a favorable impact from performance and other of $66 million, largely the result of improved manufacturing performance and lower research and development costs, partially offset by an unfavorable impact from volume and mix of $37 million.

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

Bell Backlog

Bell’s backlog decreased $762 million, 14%, in 2017, and increased $136 million, 3%, in 2016.  The decrease in 2017 was primarily due to deliveries on the V-22 and H-1 programs in excess of orders.

Textron Systems

				% Change
(Dollars in millions)	2017	2016	2015	2017	2016
Revenues	$1,840	$1,756	$1,520	5%	16%
Operating expenses	1,701	1,570	1,391	8%	13%
Segment profit	139	186	129	(25)%	44%
Profit margin	7.6%	10.6%	8.5%
Backlog	$1,406	$1,841	$2,328	(24)%	(21)%

Textron Systems Revenues and Operating Expenses

Factors contributing to the 2017 year-over-year revenue change are provided below:

(In millions)	2017 versus 2016
Volume	$67
Acquisitions	10
Other	7
Total change	$84

Revenues at Textron Systems increased $84 million, 5%, in 2017, compared with 2016, primarily due to higher volume of $176 million in the Marine and Land Systems product line, partially offset by lower volume in the other product lines, largely due to the final deliveries of our discontinued sensor-fuzed weapon product in the first half of 2017.

Textron Systems’ operating expenses increased $131 million, 8%, in 2017, compared with 2016, primarily due to higher volume as described above and the unfavorable impact from net program adjustments described below.

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

Textron Systems’ operating expenses increased $179 million, 13%, in 2016, compared with 2015, primarily due to higher volume as described above.

Textron Systems Segment Profit

Factors contributing to 2017 year-over-year segment profit change are provided below:

(In millions)	2017 versus 2016
Performance	$(28)
Volume and mix	(13)
Other	(6)
Total change	$(47)

Textron Systems’ segment profit decreased $47 million, 25%, in 2017, compared with 2016, primarily due to unfavorable performance.  Performance reflects an unfavorable impact from net program adjustments compared with 2016, largely due to $44 million of adjustments recorded in 2017 related to the Tactical Armoured Patrol Vehicle program (TAPV).  In 2017, this program experienced inefficiencies resulting from various production issues during the ramp up and subsequent production.

Factors contributing to 2016 year-over-year segment profit change are provided below:

(In millions)	2016 versus 2015
Performance	$43
Volume and mix	13
Other	1
Total change	$57

Textron Systems’ segment profit increased $57 million, 44%, in 2016, compared with 2015, primarily due to improved cost performance and higher volume as described above.

Textron Systems Backlog

Backlog at Textron Systems decreased $435 million, 24%, in 2017, primarily due to deliveries in excess of orders in the Marine and Land Systems product line as TAPV deliveries near completion, and final deliveries of our discontinued sensor-fuzed weapon product in 2017.  In 2016, backlog decreased by $487 million, 21%, primarily due to deliveries in excess of orders in the Weapons and Sensors business and Unmanned Systems product line.

Industrial

				% Change
(Dollars in millions)	2017	2016	2015	2017	2016
Revenues:
Fuel Systems and Functional Components	$2,330	$2,273	$2,078	3%	9%
Other Industrial	1,956	1,521	1,466	29%	4%
Total revenues	4,286	3,794	3,544	13%	7%
Operating expenses	3,996	3,465	3,242	15%	7%
Segment profit	290	329	302	(12)%	9%
Profit margin	6.8%	8.7%	8.5%

Industrial Revenues and Operating Expenses

Factors contributing to the 2017 year-over-year revenue change are provided below:

(In millions)	2017 versus 2016
Acquisitions	$393
Volume	77
Foreign exchange	27
Other	(5)
Total change	$492

Industrial segment revenues increased $492 million, 13%, in 2017, compared with 2016, primarily due to the impact from acquired businesses of $393 million, largely related to the acquisition of Arctic Cat as described below.  Revenues were also impacted by higher volume of $77 million, primarily related to the Fuel Systems and Functional Components product line and a favorable impact of $27 million from foreign exchange, primarily related to the Euro.

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

Operating expenses for the Industrial segment increased $531 million, 15%, in 2017, compared with 2016, primarily due to additional operating expenses from acquired businesses.  The increase in operating expenses was also due to higher volume as described above.

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

Industrial Segment Profit

Factors contributing to 2017 year-over-year segment profit change are provided below:

(In millions)	2017 versus 2016
Pricing and inflation	$(23)
Performance and other	(10)
Volume and mix	(6)
Total change	$(39)

Industrial’s segment profit decreased $39 million, 12%, in 2017, compared with 2016, largely due to an unfavorable impact from pricing and inflation of $23 million, primarily in the Fuel Systems and Functional Components product line, and unfavorable performance and other of $10 million.  Performance and other primarily included the operating results of Arctic Cat, partially offset by favorable performance in the Fuel Systems and Functional Components product line.

Factors contributing to 2016 year-over-year segment profit change are provided below:

(In millions)	2016 versus 2015
Inflation, net of pricing	$19
Foreign exchange	(12)
Volume	11
Performance and other	9
Total change	$27

Segment profit for the Industrial segment increased $27 million, 9%, in 2016, compared with 2015, largely due to a $19 million favorable impact from inflation, net of pricing, primarily in our Specialized Vehicles product line, and higher volume as described above, partially offset by an unfavorable impact of $12 million from changes in foreign currency exchange rates.

Finance

(In millions)	2017	2016	2015
Revenues	$69	$78	$83
Segment profit	22	19	24

Finance segment revenues decreased in both 2017 and 2016, primarily attributable to lower average finance receivables.  Finance segment profit increased in 2017, compared with 2016, primarily due to lower provision for loan losses, partially offset by lower average finance receivables.  Finance segment profit decreased in 2016, compared with 2015, primarily due to lower average finance receivables.

Finance Portfolio Quality

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	December 30, 2017	December 31, 2016
Finance receivables*	$850	$946
Nonaccrual finance receivables	61	87
Ratio of nonaccrual finance receivables to finance receivables	7.18%	9.20%
60+ days contractual delinquency	$34	$40
60+ days contractual delinquency as a percentage of finance receivables	4.00%	4.23%

* Excludes finance receivables held for sale of $30 million at December 31, 2016.

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	December 30, 2017	December 31, 2016
Manufacturing group
Cash and equivalents	$1,079	$1,137
Debt	3,088	2,777
Shareholders’ equity	5,647	5,574
Capital (debt plus shareholders’ equity)	8,735	8,351
Net debt (net of cash and equivalents) to capital	26%	23%
Debt to capital	35%	33%
Finance group
Cash and equivalents	$183	$161
Debt	824	903

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

Textron has a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At December 30, 2017, there were no amounts borrowed against the facility and there were $11 million of letters of credit issued against it.

We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.  During 2017, we issued $1.0 billion of public debt under this registration statement, which consisted of $350 million in 3.65% Notes due March 2027, $300 million in 3.375% Notes due March 2028, and $350 million of Floating Rate Notes due November 2020.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2017	2016	2015
Operating activities	$947	$988	$1,038
Investing activities	(745)	(621)	(496)
Financing activities	(266)	(146)	(308)

In 2017, cash flows provided by operating activities was $947 million, compared with $988 million in 2016, a 4% decrease, as higher pension contributions of $308 million and lower earnings were largely offset by improvements in working capital.  Significant factors contributing to the favorable change in working capital included an increase in cash flows of $769 million related to changes in inventory between the periods, principally in the Textron Aviation and Textron Systems segments, $333 million related to changes in customer deposits and $179 million from changes in net taxes paid/received, partially offset by changes in accounts payable and accounts receivable.  The increase in cash flows from customer deposits between the periods is primarily related to lower performance-based payments received on certain military contracts in the Bell segment in 2016.

Cash flows provided by operating activities was $988 million in 2016, compared with $1,038 million in 2015, a 5% decrease.  This decrease was primarily the result of changes in working capital, which included lower customer deposits of $257 million largely related to performance-based payments on certain military contracts in the Bell segment, along with a $34 million reduction in dividends received from the Finance group. These decreases were partially offset by a $75 million increase in cash proceeds from the settlements of corporate-owned life insurance policies and $42 million in lower payments for taxes and pension contributions as disclosed below.

Net tax (receipts)/payments were $(16) million, $163 million and $187 million in 2017, 2016 and 2015, respectively. Pension contributions were $358 million, $50 million and $68 million in 2017, 2016 and 2015, respectively.  In 2017, pension contributions included a $300 million discretionary contribution to fund a U.S. pension plan.

Investing cash flows included capital expenditures of $423 million, $446 million and $420 million in 2017, 2016 and 2015, respectively.  In 2017, cash flows from investing activities included a $316 million aggregate cash payment, including the repayment of debt and net of cash acquired, for the acquisition of Arctic Cat.  Investing cash flows also included cash used for acquisitions of $186 million and $81 million in 2016 and 2015, respectively.

Total financing cash flows included proceeds from long-term debt of $992 million and $345 million in 2017 and 2016, respectively.  In 2017, 2016 and 2015, financing activities also included the repayment of outstanding debt of $704 million, $254 million and $100 million, respectively.

Share Repurchases

On January 25, 2017, we announced the adoption of a plan authorizing the repurchase of up to 25 million shares of Textron common stock to offset the impact of dilution from share-based compensation and benefit plans and for opportunistic capital management purposes.  This plan has no expiration date and replaced the previous plan adopted in 2013 that had 4.0 million remaining shares available for repurchase.  During 2017, we repurchased an aggregate of 11.9 million shares of our outstanding common stock for $582 million under this plan.  Under the 2013 share repurchase authorization, we repurchased an aggregate of 6.9 million and 5.2 million shares of our outstanding common stock in 2016 and 2015, respectively, for $241 million and $219 million, respectively.

Dividends

Dividend payments to shareholders totaled $21 million, $22 million and $22 million in 2017, 2016 and 2015, respectively.

Dividends received from the Finance group, which totaled $29 million and $63 million in 2016 and 2015, respectively, are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.

Finance Group Cash Flows

The cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2017	2016	2015
Operating activities	$(24)	$11	$30
Investing activities	140	142	197
Financing activities	(94)	(51)	(259)

The Finance group’s cash flows from operating activities included net tax payments of $48 million, $11 million and $11 million in 2017, 2016 and 2015, respectively.  Cash flows from investing activities primarily included collections on finance receivables totaling $273 million, $292 million and $351 million in 2017, 2016 and 2015, respectively, partially offset by finance receivable originations of $174 million, $173 million and $194 million, respectively.

Cash flows used in financing activities included payments on long-term and nonrecourse debt of $137 million, $203 million and $256 million in 2017, 2016 and 2015, respectively, which were partially offset by proceeds from long-term debt of $44 million, $180 million and $61 million, respectively. In 2016 and 2015, dividend payments to the Manufacturing group totaled $29 million and $63 million, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2017	2016	2015
Operating activities	$980	$1,014	$1,094
Investing activities	(662)	(523)	(388)
Financing activities	(360)	(168)	(504)

Consolidated cash flows provided by operating activities was $980 million in 2017, compared with $1,014 million in 2016, a 3% decrease, as higher pension contributions of $308 million and lower earnings were largely offset by improvements in working capital.  Significant factors contributing to the favorable change in working capital included an increase in cash flows of $764 million related to changes in inventory between the periods, principally in the Textron Aviation and Textron Systems segments, $333 million related to changes in customer deposits and $142 million of lower net tax payments, partially offset by changes in accounts payable and accounts receivable.  The increase in cash flows from customer deposits between the periods is primarily related to lower performance-based payments received on certain military contracts in the Bell segment in 2016.

Cash flows provided by operating activities was $1,014 million in 2016, compared with $1,094 million in 2015, a 7% decrease.   This decrease was primarily the result of changes in working capital, which included lower customer deposits of $257 million largely related to performance-based payments on certain military contracts in the Bell segment. These decreases were partially offset by a $75 million increase in cash proceeds from the settlements of corporate-owned life insurance policies and $42 million in lower payments for taxes and pension contributions as disclosed below.

Net tax payments were $32 million, $174 million and $198 million in 2017, 2016 and 2015, respectively.  Pension contributions were $358 million, $50 million and $68 million in 2017, 2016 and 2015, respectively.  In 2017, pension contributions included a $300 million discretionary contribution to fund a U.S. pension plan.

Investing cash flows included capital expenditures of $423 million, $446 million and $420 million in 2017, 2016 and 2015, respectively.  In 2017, cash flows from investing activities included a $316 million aggregate cash payment, including the repayment of debt and net of cash acquired, for the acquisition of Arctic Cat.  Investing cash flows also included cash used for acquisitions of $186 million and $81 million in 2016 and 2015, respectively.

In 2017, 2016 and 2015, cash used in financing activities included the repayment of outstanding debt of $841 million, $457 million and $356 million, respectively, and share repurchases of $582 million, $241 million and $219 million, respectively, partially offset by proceeds from long-term debt of $1.0 billion, $525 million and $61 million, respectively.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

(In millions)	2017	2016	2015
Reclassification adjustments from investing activities:
Cash received from customers	$241	$248	$284
Finance receivable originations for Manufacturing group inventory sales	(174)	(173)	(194)
Other	(10)	(31)	(1)
Total reclassification adjustments from investing activities	57	44	89
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	—	(29)	(63)
Total reclassification adjustments to cash flow from operating activities	$57	$15	$26

Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC.  The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $125 million.  There were no cash contributions required to be paid to TFC in 2017, 2016 and 2015 to maintain compliance with the support agreement.

Contractual Obligations

Manufacturing Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of December 30, 2017:

		Payments Due by Period
(In millions)	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Debt	$3,108	$14	$820	$514	$1,760
Purchase obligations not reflected in balance sheet	2,360	2,111	232	17	—
Interest on borrowings	775	133	252	156	234
Pension benefits for unfunded plans	404	27	51	47	279
Postretirement benefits other than pensions	289	31	55	46	157
Other long-term liabilities	476	111	125	72	168
Operating leases	397	80	115	65	137
Total Manufacturing group	$7,809	$2,507	$1,650	$917	$2,735

Pension and Postretirement Benefits

We maintain defined benefit pension plans and postretirement benefit plans other than pensions as described in Note 11 to the Consolidated Financial Statements. Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. Our policy for funding pension plans is to make contributions annually, consistent with applicable laws and regulations; however, future contributions to our pension plans are not included in the above table.  In 2018, we expect to make approximately $27 million of contributions to our funded pension plans and the Retirement Account Plan. Based on our current assumptions, which may change with changes in market conditions, our current contribution for each of the years from 2019 through 2022 are estimated to be in the range of approximately $50 million to $55 million under the plan provisions in place at this time.

Other Long-Term Liabilities

Other long-term liabilities consist of undiscounted amounts in the Consolidated Balance Sheets that primarily include obligations under deferred compensation arrangements, estimated environmental remediation costs, and a one-time transition tax, as disclosed in Note 13 to the Consolidated Financial Statements, that will be paid over an eight-year period. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals.  The timing of cash flows associated with environmental remediation costs is largely based on historical experience. Certain other long-term liabilities, such as deferred taxes, unrecognized tax benefits and product liability, warranty and litigation reserves, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments.

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

Finance Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Finance group as of December 30, 2017:

		Payments Due by Period
(In millions)	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Term debt	$525	$22	$401	$50	$52
Subordinated debt	299	—	—	—	299
Interest on borrowings	182	23	34	24	101
Total Finance group	$1,006	$45	$435	$74	$452

At December 30, 2017, the Finance group also had $38 million in other liabilities that are payable within the next 12 months.

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

The following table sets forth the aggregate gross amount of all program profit adjustments that are included within segment profit for the three years ended December 30, 2017:

(In millions)	2017	2016	2015
Gross favorable	$92	$106	$111
Gross unfavorable	(87)	(23)	(33)
Net adjustments	$5	$83	$78

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

To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will increase pension expense.  For 2017, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 7.57%, compared with 7.58% in 2016.  For the last six years, the assumed rate of return for our domestic plans, which represent approximately 91% of our total pension assets, was 7.75%.  A 50 basis-point decrease in this long-term rate of return in 2017 would have increased pension cost for our domestic plans by approximately $30 million.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled.  This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change.  A lower discount rate increases the present value of the benefit obligations and increases pension expense.  In 2017, the weighted-average discount rate used in calculating pension expense was 4.13%, compared with 4.66% in 2016.  For our domestic plans, the assumed discount rate was 4.25% in 2017, compared with 4.75% in 2016.  A 50 basis-point decrease in the weighted-average discount rate would have increased pension cost for our domestic plans by approximately $37 million in 2017.

The trend in healthcare costs is difficult to estimate and has an important effect on postretirement liabilities.  The 2017 medical and prescription drug healthcare cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits.  In 2017, we assumed a trend rate of 7.25% for both medical and prescription drug healthcare rates and assumed this rate would gradually decline to 5% by 2024 and then remain at that level.  See Note 11 to the Consolidated Financial Statements for the impact of a one-percentage-point change in the cost trend rate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage our foreign currency transaction exposures by entering into foreign currency exchange contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency.  The notional amount of outstanding foreign currency exchange contracts was approximately $426 million and $665 million at December 30, 2017 and December 31, 2016, respectively.  We also manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency-denominated assets with liabilities in the same currency so that certain exposures are naturally offset.  We primarily use borrowings denominated in British pound sterling for these purposes.  The impact of foreign currency exchange rate changes on our Consolidated Financial Statements are as follows:

(In millions)	2017	2016	2015
Increase (decrease) in revenues	$27	$(36)	$(244)
Decrease in segment profit	(1)	(12)	(20)

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

	December 30, 2017			December 31, 2016
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign exchange rate risk
Debt	$(212)	$(232)	$(23)	$(187)	$(211)	$(21)
Foreign currency exchange contracts	11	11	26	(3)	(3)	29
	$(201)	$(221)	$3	$(190)	$(214)	$8
Interest rate risk
Debt	$(3,007)	$(3,136)	$(33)	$(2,690)	$(2,809)	$(22)
Finance group
Interest rate risk
Finance receivables	$643	$675	$14	$759	$788	$15
Debt	(824)	(799)	2	(903)	(831)	20

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

Consolidated Statements of Operations

For each of the years in the three-year period ended December 30, 2017

(In millions, except per share data)	2017	2016	2015
Revenues
Manufacturing revenues	$14,129	$13,710	$13,340
Finance revenues	69	78	83
Total revenues	14,198	13,788	13,423
Costs, expenses and other
Cost of sales	11,795	11,311	10,979
Selling and administrative expense	1,337	1,304	1,304
Interest expense	174	174	169
Special charges	130	123	—
Total costs, expenses and other	13,436	12,912	12,452
Income from continuing operations before income taxes	762	876	971
Income tax expense	456	33	273
Income from continuing operations	306	843	698
Income (loss) from discontinued operations, net of income taxes*	1	119	(1)
Net income	$307	$962	$697
Basic earnings per share
Continuing operations	$1.15	$3.11	$2.52
Discontinued operations	—	0.44	—
Basic earnings per share	$1.15	$3.55	$2.52
Diluted earnings per share
Continuing operations	$1.14	$3.09	$2.50
Discontinued operations	—	0.44	—
Diluted earnings per share	$1.14	$3.53	$2.50

* See Note 13 to the Consolidated Financial Statements for additional information regarding the year ended December 31, 2016.

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

For each of the years in the three-year period ended December 30, 2017

(In millions)	2017	2016	2015
Net income	$307	$962	$697
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	109	(178)	184
Foreign currency translation adjustments	107	(49)	(65)
Deferred gains (losses) on hedge contracts, net of reclassifications	14	20	(11)
Other comprehensive income (loss)	230	(207)	108
Comprehensive income	$537	$755	$805

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	December 30, 2017	December 31, 2016
Assets
Manufacturing group
Cash and equivalents	$1,079	$1,137
Accounts receivable, net	1,363	1,064
Inventories	4,150	4,464
Other current assets	435	388
Total current assets	7,027	7,053
Property, plant and equipment, net	2,721	2,581
Goodwill	2,364	2,113
Other assets	2,059	2,331
Total Manufacturing group assets	14,171	14,078
Finance group
Cash and equivalents	183	161
Finance receivables, net	819	935
Other assets	167	184
Total Finance group assets	1,169	1,280
Total assets	$15,340	$15,358
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$14	$363
Accounts payable	1,205	1,273
Accrued liabilities	2,441	2,257
Total current liabilities	3,660	3,893
Other liabilities	2,006	2,354
Long-term debt	3,074	2,414
Total Manufacturing group liabilities	8,740	8,661
Finance group
Other liabilities	129	220
Debt	824	903
Total Finance group liabilities	953	1,123
Total liabilities	9,693	9,784
Shareholders’ equity
Common stock (262.3 million and 270.3 million shares issued, respectively, and 261.5 million and 270.3 million shares outstanding, respectively)	33	34
Capital surplus	1,669	1,599
Treasury stock	(48)	—
Retained earnings	5,368	5,546
Accumulated other comprehensive loss	(1,375)	(1,605)
Total shareholders’ equity	5,647	5,574
Total liabilities and shareholders’ equity	$15,340	$15,358

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 3, 2015	$36	$1,459	$(340)	$4,623	$(1,506)	$4,272
Net income				697		697
Other comprehensive income					108	108
Dividends declared ($0.08 per share)				(22)		(22)
Share-based compensation activity		126				126
Purchases of common stock			(219)			(219)
Other		2				2
Balance at January 2, 2016	36	1,587	(559)	5,298	(1,398)	4,964
Net income				962		962
Other comprehensive loss					(207)	(207)
Dividends declared ($0.08 per share)				(22)		(22)
Share-based compensation activity	1	119				120
Purchases of common stock			(241)			(241)
Retirement of treasury stock	(3)	(105)	800	(692)		—
Other		(2)				(2)
Balance at December 31, 2016	34	1,599	—	5,546	(1,605)	5,574
Net income				307		307
Other comprehensive income					230	230
Dividends declared ($0.08 per share)				(21)		(21)
Share-based compensation activity		139				139
Purchases of common stock			(582)			(582)
Retirement of treasury stock	(1)	(69)	534	(464)		—
Balance at December 30, 2017	$33	$1,669	$(48)	$5,368	$(1,375)	$5,647

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended December 30, 2017

	Consolidated
(In millions)	2017	2016	2015
Cash flows from operating activities
Net income	$307	$962	$697
Less: Income (loss) from discontinued operations	1	119	(1)
Income from continuing operations	306	843	698
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	447	449	461
Asset impairments	47	40	7
Deferred income taxes	346	48	4
Other, net	90	92	99
Changes in assets and liabilities:
Accounts receivable, net	(236)	(33)	(14)
Inventories	412	(352)	(239)
Other assets	(27)	72	(36)
Accounts payable	(156)	215	43
Accrued and other liabilities	(113)	(281)	(155)
Income taxes, net	78	(189)	71
Pension, net	(277)	25	69
Captive finance receivables, net	67	75	90
Other operating activities, net	(4)	10	(4)
Net cash provided by operating activities of continuing operations	980	1,014	1,094
Net cash used in operating activities of discontinued operations	(27)	(2)	(4)
Net cash provided by operating activities	953	1,012	1,090
Cash flows from investing activities
Capital expenditures	(423)	(446)	(420)
Net cash used in acquisitions	(331)	(186)	(81)
Finance receivables repaid	32	44	67
Other investing activities, net	60	65	46
Net cash used in investing activities	(662)	(523)	(388)
Cash flows from financing activities
Proceeds from long-term debt	1,036	525	61
Principal payments on long-term debt and nonrecourse debt	(841)	(457)	(356)
Purchases of Textron common stock	(582)	(241)	(219)
Proceeds from exercise of stock options	52	36	32
Dividends paid	(21)	(22)	(22)
Other financing activities, net	(4)	(9)	—
Net cash used in financing activities	(360)	(168)	(504)
Effect of exchange rate changes on cash and equivalents	33	(28)	(15)
Net increase (decrease) in cash and equivalents	(36)	293	183
Cash and equivalents at beginning of year	1,298	1,005	822
Cash and equivalents at end of year	$1,262	$1,298	$1,005

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued

For each of the years in the three-year period ended December 30, 2017

	Manufacturing Group			Finance Group
(In millions)	2017	2016	2015	2017	2016	2015
Cash flows from operating activities
Net income	$248	$951	$683	$59	$11	$14
Less: Income (loss) from discontinued operations	1	119	(1)	—	—	—
Income from continuing operations	247	832	684	59	11	14
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	435	437	449	12	12	12
Asset impairments	47	40	7	—	—	—
Deferred income taxes	390	36	14	(44)	12	(10)
Other, net	94	90	90	(4)	2	9
Changes in assets and liabilities:
Accounts receivable, net	(236)	(33)	(14)	—	—	—
Inventories	422	(347)	(241)	—	—	—
Other assets	(26)	104	(40)	(1)	(6)	4
Accounts payable	(156)	215	43	—	—	—
Accrued and other liabilities	(108)	(276)	(144)	(5)	(5)	(8)
Income taxes, net	119	(174)	62	(41)	(15)	9
Pension, net	(277)	25	69	—	—	—
Dividends received from Finance group	—	29	63	—	—	—
Other operating activities, net	(4)	10	(4)	—	—	—
Net cash provided by (used in) operating activities of continuing operations	947	988	1,038	(24)	11	30
Net cash used in operating activities of discontinued operations	(27)	(2)	(4)	—	—	—
Net cash provided by (used in) operating activities	920	986	1,034	(24)	11	30
Cash flows from investing activities
Capital expenditures	(423)	(446)	(420)	—	—	—
Net cash used in acquisitions	(331)	(186)	(81)	—	—	—
Finance receivables repaid	—	—	—	273	292	351
Finance receivables originated	—	—	—	(174)	(173)	(194)
Other investing activities, net	9	11	5	41	23	40
Net cash provided by (used in) investing activities	(745)	(621)	(496)	140	142	197
Cash flows from financing activities
Proceeds from long-term debt	992	345	—	44	180	61
Principal payments on long-term debt and nonrecourse debt	(704)	(254)	(100)	(137)	(203)	(256)
Purchases of Textron common stock	(582)	(241)	(219)	—	—	—
Proceeds from exercise of stock options	52	36	32	—	—	—
Dividends paid	(21)	(22)	(22)	—	(29)	(63)
Other financing activities, net	(3)	(10)	1	(1)	1	(1)
Net cash used in financing activities	(266)	(146)	(308)	(94)	(51)	(259)
Effect of exchange rate changes on cash and equivalents	33	(28)	(15)	—	—	—
Net increase (decrease) in cash and equivalents	(58)	191	215	22	102	(32)
Cash and equivalents at beginning of year	1,137	946	731	161	59	91
Cash and equivalents at end of year	$1,079	$1,137	$946	$183	$161	$59

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

Collaborative Arrangements

Our Bell segment has a strategic alliance agreement with The Boeing Company (Boeing) to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (V-22 Contracts).  The alliance created by this agreement is not a legal entity and has no employees, no assets and no true operations.  This agreement creates contractual rights and does not represent an entity in which we have an equity interest.  We account for this alliance as a collaborative arrangement with Bell and Boeing reporting costs incurred and revenues generated from transactions with the U.S. Government in each company’s respective income statement. Neither Bell nor Boeing is considered to be the principal participant for the transactions recorded under this agreement.  Profits on cost-plus contracts are allocated between Bell and Boeing on a 50%-50% basis.  Negotiated profits on fixed-price contracts are also allocated 50%-50%; however, Bell and Boeing are each responsible for their own cost overruns and are entitled to retain any cost underruns.  Based on the contractual arrangement established under the alliance, Bell accounts for its rights and obligations under the specific requirements of the V-22 Contracts allocated to Bell under the work breakdown structure.  We account for all of our rights and obligations, including warranty, product and any contingent liabilities, under the specific requirements of the V-22 Contracts allocated to us under the agreement.  Revenues and cost of sales reflect our performance under the V-22 Contracts with revenues currently recognized using the units-of-delivery method.  We include all assets used in performance of the V-22 Contracts that we own, including inventory and unpaid receivables and all liabilities arising from our obligations under the V-22 Contracts in our Consolidated Balance Sheets.

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

We periodically change our estimates of revenues and costs on certain long-term contracts that are accounted for under the percentage-of-completion method of accounting. These changes in estimates increased income from continuing operations before income taxes by $5 million, $83 million and $78 million in 2017, 2016 and 2015, respectively, ($3 million, $52 million and $49 million after tax, respectively, or $0.01, $0.19 and $0.18 per diluted share, respectively).  For 2017, 2016 and 2015, the gross favorable program profit adjustments totaled $92 million, $106 million and $111 million, respectively, and the gross unfavorable program profit adjustments totaled $87 million, $23 million and $33 million, respectively.  Gross unfavorable program adjustments for 2017 included $44 million related to the Tactical Armoured Patrol Vehicle program. In 2017, this program experienced inefficiencies resulting from various production issues during the ramp up and subsequent production.

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

Acquired intangible assets with finite lives are subject to amortization. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Amortization of these intangible assets is recognized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.  Approximately 78% of our gross intangible assets are amortized based on the cash flow streams used to value the assets, with the remaining assets amortized using the straight-line method.

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

Research and Development Costs

Our customer-funded research and development costs are charged directly to the related contracts, which primarily consist of U.S. Government contracts. In accordance with government regulations, we recover a portion of company-funded research and development costs through overhead rate charges on our U.S. Government contracts.  Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred.  Company-funded research and development costs were $634 million, $677 million and $778 million in 2017, 2016 and 2015, respectively, and are included in cost of sales.

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

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, that outlines a five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This new standard became effective for us at the beginning of 2018, and will be adopted using the modified retrospective transition method. Under this method, we will record the cumulative effect of adopting the new standard in the first quarter of 2018.

Based on review and analysis of our contracts, the standard primarily impacts our Bell and Textron Systems segments, which have long-term production contracts with the U.S. Government.  Prior to adoption of the new standard, revenue was generally recognized for these contracts as units were delivered, while under the new standard, revenue will be recognized over time, principally as costs are incurred.  This change will generally result in an acceleration of revenue for these contracts.  At the adoption date, the impact of recognizing these revenues under the new standard for historical periods ending prior to December 31, 2017 will result in a cumulative after-tax transition adjustment to increase retained earnings by approximately $90 million, largely related to the Bell segment.  In addition, the transition adjustment will establish contract assets of approximately $350 million, with corresponding decreases in inventory of approximately $200 million and in contract liabilities (deferred revenue and customer deposits) and accounts receivables, primarily reflecting the conversion of contracts to the cost-to-cost method.  This change is not expected to have a significant impact on our future operating results as the revenues that would have been recognized under the units-of-delivery method in future years, will essentially be replaced by the acceleration of revenue on other contracts into earlier periods using the cost-to-cost method. The new standard will have no impact on cash flows and does not affect the economics of our underlying customer contracts.  The standard does not have a significant impact on revenue recognition for our Textron Aviation and Industrial segments, which will continue to primarily recognize revenue at the point in time when the customer accepts delivery of the goods provided.

At the end of 2017, our backlog excluded amounts where funding from the U.S. Government had not been formally appropriated.  Under the new standard, backlog will generally include these unfunded amounts as backlog will be the equivalent of the transaction price allocated to our remaining performance obligations, which represents the revenue we expect to recognize under our contracts in future periods for which work has not yet been performed.  At adoption, the increase in our backlog for the unfunded amounts will be fully offset by the decrease due to the acceleration of revenues in the transition adjustment.  We expect backlog at the Bell segment to decrease by approximately 15% at the adoption date, which will partially be offset by an increase of approximately 7% at the Textron Systems segment.

We have updated the accounting policies affected by this standard, redesigned our related internal controls over financial reporting and are expanding the disclosures to be included in our first quarter Form 10-Q to meet the new requirements.

Other Standards

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard requires companies to present only the service cost component of net periodic benefit costs in operating income in the same line as other employee compensation costs, while the other components of net periodic benefit costs must be excluded from operating income. In addition, only the service cost component will be eligible for capitalization into inventory.  This standard is effective for our company at the beginning of 2018.  The reclassification of the other components of net periodic benefit cost out of operating income must be applied retrospectively, while the change in the amount companies may capitalize into inventory can be applied prospectively.  This standard will not have a material impact on our consolidated financial statements and will not change our segment reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases, that requires lessees to recognize all leases with a term greater than 12 months on the balance sheet as right-to-use assets and lease liabilities, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance.  Under the current accounting guidance, we are not required to recognize assets and liabilities arising from operating leases on the balance sheet.  The new standard is effective for our company at the beginning of 2019 and early adoption is permitted.  Entities must adopt the standard on a modified retrospective basis whereby it would be applied at the beginning of the earliest comparative year.  While we continue to evaluate the impact of the standard on our consolidated financial statements, we expect that it will materially increase the assets and liabilities on our consolidated balance sheet as we recognize the rights and corresponding obligations related to operating leases.

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

2017 Acquisitions

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

We allocated the consideration paid for this business on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  We expect to finalize the purchase accounting in the first quarter of 2018.  Based on the preliminary allocation, $230 million has been allocated to goodwill, related to expected synergies and the value of the assembled workforce, and $75 million to intangible assets, which included $18 million of indefinite-lived assets related to tradenames. The definite-lived intangible assets are primarily related to customer/dealer relationships and technology, which will be amortized over 8 to 20 years. We determined the value of the intangible assets using the relief-from-royalty and multi-period excess earnings methods, which utilize significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.  Under these valuation methods, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on anticipated cash flows and marketplace data.  Approximately $5 million of the goodwill is deductible for tax purposes.

2016 and 2015 Acquisitions

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

Goodwill

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Total
Balance at January 2, 2016	$560	$31	$1,051	$381	$2,023
Acquisitions	54	—	36	7	97
Foreign currency translation	(1)	—	—	(6)	(7)
Balance at December 31, 2016	613	31	1,087	382	2,113
Acquisitions	—	—	—	234	234
Foreign currency translation	1	—	—	16	17
Balance at December 30, 2017	$614	$31	$1,087	$632	$2,364

Intangible Assets

Our intangible assets are summarized below:

		December 30, 2017			December 31, 2016
(Dollars in millions)	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and technology	14	$545	$(188)	$357	$537	$(158)	$379
Customer relationships and contractual agreements	15	418	(255)	163	384	(226)	158
Trade names and trademarks	15	284	(40)	244	264	(36)	228
Other	9	18	(17)	1	18	(16)	2
Total		$1,265	$(500)	$765	$1,203	$(436)	$767

Trade names and trademarks in the table above include $222 million and $204 million of indefinite-lived intangible assets at December 30, 2017 and December 31, 2016, respectively.  Amortization expense totaled $69 million, $66 million and $61 million in 2017, 2016 and 2015, respectively. Amortization expense is estimated to be approximately $68 million, $66 million, $61 million, $58 million and $58 million in 2018, 2019, 2020, 2021 and 2022, respectively.

Note 3. Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	December 30, 2017	December 31, 2016
Commercial	$1,007	$797
U.S. Government contracts	383	294
	1,390	1,091
Allowance for doubtful accounts	(27)	(27)
Total	$1,363	$1,064

We have unbillable receivables, primarily on U.S. Government contracts, that arise when the revenues we have appropriately recognized based on performance cannot be billed yet under terms of the contract. Unbillable receivables within accounts receivable totaled $179 million at December 30, 2017 and $178 million at December 31, 2016.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	December 30, 2017	December 31, 2016
Finance receivables*	$850	$976
Allowance for losses	(31)	(41)
Total finance receivables, net	$819	$935

* Included finance receivables held for sale of $30 million at December 31, 2016.

Finance receivables primarily includes loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters.  These loans typically have initial terms ranging from five to ten years, amortization terms ranging from eight to fifteen years and an average balance of $1 million at December 30, 2017.  Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan.

Our finance receivables are diversified across geographic region and borrower industry.  At December 30, 2017, 56% of our finance receivables were distributed internationally and 44% throughout the U.S., compared with 61% and 39%, respectively, at the end of 2016.  At December 30, 2017 and December 31, 2016, finance receivables of $257 million and $411 million, respectively, have been pledged as collateral for TFC’s debt of $175 million and $244 million, respectively.

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

Finance receivables categorized based on the credit quality indicators and by delinquency aging category are summarized as follows:

(Dollars in millions)	December 30, 2017	December 31, 2016
Performing	$733	$758
Watchlist	56	101
Nonaccrual	61	87
Nonaccrual as a percentage of finance receivables	7.18%	9.20%
Less than 31 days past due	$791	$857
31-60 days past due	25	49
61-90 days past due	14	18
Over 90 days past due	20	22
60+ days contractual delinquency as a percentage of finance receivables	4.00%	4.23%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  Interest income recognized on impaired loans was not significant in 2017 or 2016.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	December 30, 2017	December 31, 2016
Recorded investment:
Impaired loans with related allowance for losses	$24	$55
Impaired loans with no related allowance for losses	70	65
Total	$94	$120
Unpaid principal balance	$106	$125
Allowance for losses on impaired loans	6	11
Average recorded investment	92	101

Allowance for Losses

A rollforward of the allowance for losses on finance receivables and a summary of its composition, based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table specifically exclude $98 million and $99 million of leveraged leases at December 30, 2017 and December 31, 2016, respectively, in accordance with U.S. generally accepted accounting principles.

(In millions)	December 30, 2017	December 31, 2016
Balance at beginning of year	$41	$48
Provision for losses	(11)	(1)
Charge-offs	(6)	(16)
Recoveries	7	10
Balance at end of year	$31	$41
Allowance based on collective evaluation	$25	$30
Allowance based on individual evaluation	6	11
Finance receivables evaluated collectively	658	727
Finance receivables evaluated individually	94	120

Note 4. Inventories

Inventories are composed of the following:

(In millions)	December 30, 2017	December 31, 2016
Finished goods	$1,790	$1,947
Work in process	2,238	2,742
Raw materials and components	804	724
	4,832	5,413
Progress/milestone payments	(682)	(949)
Total	$4,150	$4,464

Inventories valued by the LIFO method totaled $2.2 billion and $1.9 billion at December 30, 2017 and December 31, 2016, respectively, and the carrying values of these inventories would have been higher by approximately $452 million and $457 million, respectively, had our LIFO inventories been valued at current costs. Inventories related to long-term contracts, net of progress/milestone payments, were $387 million and $557 million at December 30, 2017 and December 31, 2016, respectively.

Note 5. Property, Plant and Equipment, Net

Our Manufacturing group’s property, plant and equipment, net is composed of the following:

(Dollars in millions)	Useful Lives (in years)	December 30, 2017	December 31, 2016
Land and buildings	3 – 40	$1,948	$1,884
Machinery and equipment	1 – 20	4,893	4,820
		6,841	6,704
Accumulated depreciation and amortization		(4,120)	(4,123)
Total		$2,721	$2,581

At December 30, 2017 and December 31, 2016, assets under capital leases totaled $290 million and $284 million, respectively, and had accumulated amortization of $94 million and $85 million, respectively. The Manufacturing group’s depreciation expense, which included amortization expense on capital leases, totaled $362 million, $368 million and $383 million in 2017, 2016 and 2015, respectively.

Note 6. Accrued Liabilities

The accrued liabilities of our Manufacturing group are summarized below:

(In millions)	December 30, 2017	December 31, 2016
Customer deposits	$1,007	$991
Salaries, wages and employer taxes	329	301
Current portion of warranty and product maintenance contracts	190	151
Other	915	814
Total	$2,441	$2,257

Changes in our warranty liability are as follows:

(In millions)	2017	2016	2015
Balance at beginning of year	$138	$143	$148
Provision	81	79	78
Settlements	(69)	(70)	(72)
Acquisitions	35	2	3
Adjustments*	(21)	(16)	(14)
Balance at end of year	$164	$138	$143

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 7. Debt and Credit Facilities

Our debt is summarized in the table below:

(In millions)	December 30, 2017	December 31, 2016
Manufacturing group
5.60% due 2017	$—	$350
Variable-rate note due 2018 (2.09%)	—	150
Variable-rate notes due 2019 (1.95%)	—	200
7.25% due 2019	250	250
6.625% due 2020	201	184
Variable-rate notes due 2020 (1.96%)	350	—
3.65% due 2021	250	250
5.95% due 2021	250	250
4.30% due 2024	350	350
3.875% due 2025	350	350
4.00% due 2026	350	350
3.65% due 2027	350	—
3.375% due 2028	300	—
Other (weighted-average rate of 3.04% and 2.86%, respectively)	87	93
Total Manufacturing group debt	$3,088	$2,777
Less: Short-term debt and current portion of long-term debt	(14)	(363)
Total Long-term debt	$3,074	$2,414
Finance group
Fixed-rate notes due 2017 (weighted-average rate of 4.59%) (a)	$—	$10
Variable-rate note due 2019 (2.38% and 1.89%, respectively)	200	200
2.26% note due 2019	150	150
Fixed-rate notes due 2017-2028 (weighted-average rate of 3.15% and 2.87%, respectively) (a) (b)	131	202
Variable-rate notes due 2017-2027 (weighted-average rate of 2.99% and 1.97%, respectively) (a) (b)	44	42
Fixed-to-Floating Rate Junior Subordinated Notes (3.15% and 6.00%, respectively)	299	299
Total Finance group debt	$824	$903

(a)          Notes amortize on a quarterly or semi-annual basis.

(b)          Notes are secured by finance receivables as described in Note 3.

The following table shows required payments during the next five years on debt outstanding at December 30, 2017:

(In millions)	2018	2019	2020	2021	2022
Manufacturing group	$14	$257	$563	$507	$7
Finance group	22	373	28	25	25
Total	$36	$630	$591	$532	$32

Textron has a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At December 30, 2017, there were no amounts borrowed against the facility and there were $11 million of letters of credit issued against it.

Fixed-to-Floating Rate Junior Subordinated Notes

The Finance group’s $299 million of Fixed-to-Floating Rate Junior Subordinated Notes are unsecured and rank junior to all of its existing and future senior debt.  The notes mature on February 15, 2067; however, we have the right to redeem the notes at par at any time and we are obligated to redeem the notes beginning on February 15, 2042.  Interest on the notes was fixed at 6% through February 15, 2017 and is now variable at the three-month London Interbank Offered Rate + 1.735%.

Support Agreement

Under a Support Agreement, as amended in December 2015, Textron Inc. is required to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $125 million.  There were no cash contributions required to be paid to TFC in 2017, 2016 and 2015 to maintain compliance with the support agreement.

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At December 30, 2017 and December 31, 2016, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $426 million and $665 million, respectively.  At December 30, 2017, the fair value amounts of our foreign currency exchange contracts were a $13 million asset and a $7 million liability. At December 31, 2016, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and a $17 million liability.

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

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	December 30, 2017		December 31, 2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,007)	$(3,136)	$(2,690)	$(2,809)
Finance group
Finance receivables, excluding leases	643	675	729	758
Debt	(824)	(799)	(903)	(831)

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

Note 9. Shareholders’ Equity

Capital Stock

We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity is presented below:

(In thousands)	2017	2016	2015
Balance at beginning of year	270,287	274,228	276,582
Stock repurchases	(11,917)	(6,898)	(5,197)
Share-based compensation activity	3,101	2,957	2,843
Balance at end of year	261,471	270,287	274,228

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2017	2016	2015
Basic weighted-average shares outstanding	266,380	270,774	276,682
Dilutive effect of stock options	2,370	1,591	2,045
Diluted weighted-average shares outstanding	268,750	272,365	278,727

In 2017, 2016 and 2015, stock options to purchase 1.6 million, 2.0 million and 2.1 million shares, respectively, of common stock are excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at January 2, 2016	$(1,327)	$(47)	$(24)	$(1,398)
Other comprehensive income (loss) before reclassifications	(240)	(49)	7	(282)
Reclassified from Accumulated other comprehensive loss	62	—	13	75
Other comprehensive income (loss)	(178)	(49)	20	(207)
Balance at December 31, 2016	$(1,505)	$(96)	$(4)	$(1,605)
Other comprehensive income before reclassifications	16	107	8	131
Reclassified from Accumulated other comprehensive loss	93	—	6	99
Other comprehensive income	109	107	14	230
Balance at December 30, 2017	$(1,396)	$11	$10	$(1,375)

Other Comprehensive Income (Loss)

The before and after-tax components of other comprehensive income (loss) are presented below:

	2017			2016			2015
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Pension and postretirement benefits adjustments:
Unrealized gains (losses)	$18	$(1)	$17	$(382)	$135	$(247)	$136	$(44)	$92
Amortization of net actuarial loss*	136	(48)	88	104	(39)	65	150	(53)	97
Amortization of prior service cost (credit)*	7	(2)	5	(7)	4	(3)	(7)	2	(5)
Recognition of prior service credit (cost)	(1)	—	(1)	12	(5)	7	—	—	—
Pension and postretirement benefits adjustments, net	160	(51)	109	(273)	95	(178)	279	(95)	184
Deferred gains (losses) on hedge contracts:
Current deferrals	10	(2)	8	11	(4)	7	(33)	7	(26)
Reclassification adjustments	7	(1)	6	17	(4)	13	19	(4)	15
Deferred gains (losses) on hedge contracts, net	17	(3)	14	28	(8)	20	(14)	3	(11)
Foreign currency translation adjustments	100	7	107	(36)	(13)	(49)	(55)	(10)	(65)
Total	$277	$(47)	$230	$(281)	$74	$(207)	$210	$(102)	$108

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

Through our Deferred Income Plan for Textron Executives, we provide certain executives the opportunity to voluntarily defer up to 80% of their base salary, along with incentive compensation.  Elective deferrals may be put into either a stock unit account or an interest-bearing account. Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment.  The intrinsic value of amounts paid under this deferred income plan was not significant in 2017, 2016 and 2015.

Share-based compensation costs are reflected primarily in selling and administrative expense.  Compensation expense included in net income for our share-based compensation plans is as follows:

(In millions)	2017	2016	2015
Compensation expense	$77	$71	$63
Income tax benefit	(28)	(26)	(23)
Total net compensation expense included in net income	$49	$45	$40

Compensation expense included $20 million, $20 million and $21 million in 2017, 2016 and 2015, respectively, for a portion of the fair value of stock options issued and the portion of previously granted options for which the requisite service has been rendered.

Compensation cost for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. As of December 30, 2017, we had not recognized $45 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years.

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

The weighted-average fair value of options granted during the past three years and the assumptions used in our option-pricing model for such grants are as follows:

	2017	2016	2015
Fair value of options at grant date	$13.80	$10.33	$14.03
Dividend yield	0.2%	0.2%	0.2%
Expected volatility	29.2%	33.6%	34.9%
Risk-free interest rate	1.9%	1.2%	1.5%
Expected term (in years)	4.7	4.8	4.8

The stock option activity during 2017 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	9,264	$33.61
Granted	1,840	50.34
Exercised	(1,626)	(31.99)
Forfeited or expired	(240)	(41.92)
Outstanding at end of year	9,238	$37.02
Exercisable at end of year	5,865	$32.79

At December 30, 2017, our outstanding options had an aggregate intrinsic value of $181 million and a weighted-average remaining contractual life of six years.  Our exercisable options had an aggregate intrinsic value of $140 million and a weighted-average remaining contractual life of five years at December 30, 2017.  The total intrinsic value of options exercised during 2017, 2016 and 2015 was $29 million, $15 million and $23 million, respectively.

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

The 2017 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	797	$35.94	1,444	$36.33
Granted	154	49.57	310	49.65
Vested	(252)	(32.07)	(378)	(31.57)
Forfeited	(31)	(35.42)	(113)	(39.33)
Outstanding at end of year, nonvested	668	$40.55	1,263	$40.75

The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

(In millions)	2017	2016	2015
Fair value of awards vested	$27	$20	$25
Cash paid	19	12	20

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

The 2017 activity for our performance share units is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	535	$39.13
Granted	231	49.58
Vested	(262)	(44.15)
Forfeited	(19)	(39.18)
Outstanding at end of year, nonvested	485	$41.34

The fair value of the performance share units that vested and/or amounts paid under these awards is as follows:

(In millions)	2017	2016	2015
Fair value of awards vested	$15	$14	$16
Cash paid	15	13	17

Note 11. Retirement Plans

Our defined benefit and contribution plans cover substantially all of our employees.  A significant number of our U.S.-based employees participate in the Textron Retirement Plan, which is designed to be a “floor-offset” arrangement with both a defined benefit component and a defined contribution component. The defined benefit component of the arrangement includes the Textron Master Retirement Plan (TMRP) and the Bell Helicopter Textron Master Retirement Plan (BHTMRP), and the defined contribution component is the Retirement Account Plan (RAP).  The defined benefit component provides a minimum guaranteed benefit (or “floor” benefit). Under the RAP, participants are eligible to receive contributions from Textron of 2% of their eligible compensation, but may not make contributions to the plan.  Upon retirement, participants receive the greater of the floor benefit or the value of the RAP.  Both the TMRP and the BHTMRP are subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Effective on January 1, 2010, the Textron Retirement Plan was closed to new participants, and employees hired after that date receive an additional 4% annual cash contribution to their Textron Savings Plan account based on their eligible compensation.

We also have other funded and unfunded defined benefit pension plans that cover certain of our U.S. and Non-U.S. employees.  In addition, several defined contribution plans are sponsored by our various businesses, of which the largest plan is the Textron Savings Plan, which is a qualified 401(k) plan subject to ERISA.  Our defined contribution plans cost $123 million, $110 million and $103 million in 2017, 2016 and 2015, respectively, which included $13 million, $10 million and $12 million, respectively, in contributions to the RAP. We also provide postretirement benefits other than pensions for certain retired employees in the U.S. that include healthcare, dental care, Medicare Part B reimbursement and life insurance.

Periodic Benefit Cost (Credit)

The components of net periodic benefit cost (credit) and other amounts recognized in OCI are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
(In millions)	2017	2016	2015	2017	2016	2015
Net periodic benefit cost (credit)
Service cost	$100	$98	$113	$3	$3	$4
Interest cost	323	338	327	12	16	15
Expected return on plan assets	(507)	(490)	(483)	—	—	—
Amortization of prior service cost (credit)	15	15	16	(8)	(22)	(25)
Amortization of net actuarial loss (gain)	137	104	148	(1)	—	2
Curtailment and other charges	—	—	6	—	—	—
Net periodic benefit cost (credit)	$68	$65	$127	$6	$(3)	$(4)
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$(11)	$399	$(107)	$(7)	$(17)	$(29)
Current year prior service cost (credit)	1	—	—	—	(12)	—
Amortization of net actuarial gain (loss)	(137)	(104)	(148)	1	—	(2)
Amortization of prior service credit (cost)	(15)	(15)	(18)	8	22	25
Total recognized in OCI, before taxes	$(162)	$280	$(273)	$2	$(7)	$(6)
Total recognized in net periodic benefit cost (credit) and OCI	$(94)	$345	$(146)	$8	$(10)	$(10)

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic pension costs in 2018 is as follows:

(In millions)	Pension Benefits	Postretirement Benefits Other than Pensions
Net actuarial loss (gain)	$154	$(1)
Prior service cost (credit)	15	(6)
Total	$169	$(7)

Obligations and Funded Status

All of our plans are measured as of our fiscal year-end.  The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2017	2016	2017	2016
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$7,991	$7,476	$317	$364
Service cost	100	98	3	3
Interest cost	323	338	12	16
Plan participants’ contributions	—	—	5	5
Actuarial losses (gains)	494	571	(7)	(17)
Benefits paid	(413)	(410)	(41)	(42)
Plan amendment	1	—	—	(12)
Curtailments and special termination benefits	—	(7)	—	—
Foreign exchange rate changes and other	67	(75)	—	—
Projected benefit obligation at end of year	$8,563	$7,991	$289	$317
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$6,874	$6,668
Actual return on plan assets	1,011	655
Employer contributions*	345	40
Benefits paid	(413)	(410)
Foreign exchange rate changes and other	60	(79)
Fair value of plan assets at end of year	$7,877	$6,874
Funded status at end of year	$(686)	$(1,117)	$(289)	$(317)

*In 2017, employer contributions included a $300 million discretionary contribution to fund a U.S. pension plan.

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2017	2016	2017	2016
Non-current assets	$106	$63	$—	$—
Current liabilities	(27)	(26)	(31)	(35)
Non-current liabilities	(765)	(1,154)	(258)	(282)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss (gain)	2,055	2,187	(13)	(8)
Prior service cost (credit)	64	78	(33)	(40)

The accumulated benefit obligation for all defined benefit pension plans was $8.1 billion and $7.6 billion at December 30, 2017 and December 31, 2016, respectively, which included $404 million and $387 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.

Pension plans with accumulated benefit obligations exceeding the fair value of plan assets are as follows:

(In millions)	2017	2016
Projected benefit obligation	$741	$7,799
Accumulated benefit obligation	670	7,422
Fair value of plan assets	237	6,627

Assumptions

The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2017	2016	2015	2017	2016	2015
Net periodic benefit cost
Discount rate	4.13%	4.66%	4.25%	4.00%	4.50%	4.00%
Expected long-term rate of return on assets	7.57%	7.58%	7.57%
Rate of compensation increase	3.50%	3.49%	3.49%
Benefit obligations at year-end
Discount rate	3.66%	4.13%	4.66%	3.50%	4.00%	4.50%
Rate of compensation increase	3.50%	3.50%	3.49%

Our assumed healthcare cost trend rate for both the medical and prescription drug cost was 7.25% in both 2017 and 2016.  We expect this rate to gradually decline to 5% by 2024 where we assume it will remain.  A one-percentage-point change in these assumed healthcare cost trend rates would have the following effects:

(In millions)	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligations other than pensions	12	(11)

Pension Assets

The expected long-term rate of return on plan assets is determined based on a variety of considerations, including the established asset allocation targets and expectations for those asset classes, historical returns of the plans’ assets and other market considerations.  We invest our pension assets with the objective of achieving a total rate of return over the long term that will be sufficient to fund future pension obligations and to minimize future pension contributions.  We are willing to tolerate a commensurate level of risk to achieve this objective based on the funded status of the plans and the long-term nature of our pension liability.  Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers.  Where possible, investment managers are prohibited from owning our securities in the portfolios that they manage on our behalf.

For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For Non-U.S. plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	20% to 35%
International equity securities	8% to 19%
Global equities	0% to 12%
Debt securities	27% to 38%
Real estate	7% to 13%
Private investment partnerships	5% to 11%
Hedge funds	0% to 5%
Non-U.S. Plan Assets
Equity securities	58% to 61%
Debt securities	31% to 34%
Real estate	8%

The fair value of our pension plan assets by major category and valuation method is as follows:

	December 30, 2017				December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Not Subject to Leveling	Level 1	Level 2	Level 3	Not Subject to Leveling
Cash and equivalents	$22	$10	$—	$149	$26	$8	$—	$156
Equity securities:
Domestic	1,404	—	—	665	1,262	—	—	618
International	919	—	—	636	773	—	—	510
Mutual funds	387	—	—	—	309	—	—	—
Debt securities:
National, state and local governments	645	289	—	56	341	246	—	44
Corporate debt	—	912	—	148	—	769	—	121
Asset-backed securities	—	—	—	103	—	45	—	100
Private investment partnerships	—	—	—	591	—	—	—	506
Real estate	—	—	460	284	—	—	494	292
Hedge funds	—	—	—	197	—	—	—	254
Total	$3,377	$1,211	$460	$2,829	$2,711	$1,068	$494	$2,601

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

Private investment partnerships represents interests in funds which invest in equity, debt and other financial assets.  These funds are generally not publicly traded so the interests therein are valued using income and market methods that include cash flow projections and market multiples for various comparable investments.  Real estate includes owned properties and limited partnership interests in real estate partnerships.  Owned properties are valued using certified appraisals at least every three years that are updated at least annually by the real estate investment manager based on current market trends and other available information. These appraisals generally use the standard methods for valuing real estate, including forecasting income and identifying current transactions for comparable real estate to arrive at a fair value.  Limited partnership interests in real estate partnerships are valued similarly to private investment partnerships, with the general partner using standard real estate valuation methods to value the real estate properties and securities held within their portfolios.  Neither private investment nor real estate partnerships are subject to leveling within the fair value hierarchy.

The hedge funds category represents an investment in a diversified fund of hedge funds of which we are the sole investor.  The fund invests in portfolio funds that are not publicly traded and are managed by various portfolio managers.  Investments in portfolio funds are typically valued on the basis of the most recent price or valuation provided by the fund’s administrator.  The administrator for the fund aggregates these valuations with the other assets and liabilities to calculate the value of the fund, which is not subject to leveling within the fair value hierarchy.

The table below presents a reconciliation of the fair value measurements for owned real estate properties, which use significant unobservable inputs (Level 3):

(In millions)	2017	2016
Balance at beginning of year	$494	$436
Unrealized gains (losses), net	(6)	6
Realized gains, net	24	10
Purchases, sales and settlements, net	(52)	42
Balance at end of year	$460	$494

Estimated Future Cash Flow Impact

Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2018, we expect to contribute approximately $55 million to fund our pension plans and the RAP.  Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions.  These payments are based on the same assumptions used to measure our benefit obligation at the end of 2017.  While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets.  Benefit payments that we expect to pay on an undiscounted basis are as follows:

(In millions)	2018	2019	2020	2021	2022	2023-2027
Pension benefits	$413	$419	$426	$436	$444	$2,352
Post-retirement benefits other than pensions	32	30	29	27	26	104

Note 12. Special Charges

In 2016, we initiated a plan to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron.  Under this plan, Textron Systems discontinued production of its sensor-fuzed weapon product within its Weapons and Sensors operating unit, we combined our Jacobsen business with the Textron Specialized Vehicles business by consolidating facilities and general and administrative functions, and we reduced headcount at Textron Aviation, as well as other businesses and corporate functions.  In December 2017, we decided to take additional restructuring actions to further consolidate operating facilities and streamline product lines, primarily within the Bell, Textron Systems and Industrial segments, which resulted in additional special charges of $45 million in the fourth quarter of 2017. We recorded total special charges of $213 million since the inception of the 2016 plan, which included $97 million of severance costs, $84 million of asset impairments and $32 million in contract terminations and other costs.  Of these amounts, $83 million was incurred at Textron Systems, $63 million at Textron Aviation, $38 million at Industrial, $28 million at Bell and $1 million at Corporate. The total headcount reduction under this plan is expected to be approximately 2,100 positions, representing 5% of our workforce.

In connection with the acquisition of Arctic Cat, as discussed in Note 2, we initiated a restructuring plan in the first quarter of 2017 to integrate this business into our Textron Specialized Vehicles business within the Industrial segment and reduce operating redundancies and maximize efficiencies.  Under the Arctic Cat plan, we recorded restructuring charges of $28 million in 2017, which included $19 million of severance costs, largely related to change-of-control provisions, and $9 million of contract termination and other costs.  In addition, we recorded $12 million of acquisition-related integration and transaction costs in 2017.

Special charges recorded for these plans are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Acquisition Integration/ Transaction Costs	Total Special Charges
2017
Industrial	$26	$1	$19	$12	$58
Textron Aviation	11	17	—	—	28
Bell	3	12	8	—	23
Textron Systems	6	16	(1)	—	21
Total	$46	$46	$26	$12	$130
2016
Industrial	$17	$2	$1	$—	$20
Textron Aviation	33	1	1	—	35
Bell	4	1	—	—	5
Textron Systems	15	34	13	—	62
Corporate	1	—	—	—	1
Total	$70	$38	$15	$—	$123

An analysis of our restructuring reserve activity for both plans is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Provision for 2016 plan	$75	$15	$90
Reversals	(5)	—	(5)
Cash paid	(20)	(2)	(22)
Balance at December 31, 2016	50	13	63
Provision for 2016 plan	33	25	58
Provision for Arctic Cat plan	19	9	28
Cash paid	(72)	(15)	(87)
Reversals*	(6)	(8)	(14)
Non-cash utilization	—	(4)	(4)
Balance at December 30, 2017	$24	$20	$44

*Primarily related to favorable contract negotiations in the Textron Systems segment.

Both the 2016 plan and Arctic Cat plan are substantially completed with the majority of the remaining cash outlays of $44 million expected to be paid in the first half of 2018.  Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

Note 13. Income Taxes

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income from continuing operations before income taxes is as follows:

(In millions)	2017	2016	2015
U.S.	$428	$652	$745
Non-U.S.	334	224	226
Income from continuing operations before income taxes	$762	$876	$971

Income tax expense for continuing operations is summarized as follows:

(In millions)	2017	2016	2015
Current expense (benefit):
Federal	$29	$(74)	$212
State	(9)	18	16
Non-U.S.	79	41	41
	99	(15)	269
Deferred expense (benefit):
Federal	358	47	17
State	(14)	(7)	(14)
Non-U.S.	13	8	1
	357	48	4
Income tax expense	$456	$33	$273

The following table reconciles the federal statutory income tax rate to our effective income tax rate for continuing operations:

	2017	2016	2015
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
U.S. tax reform impact	34.9	—	—
Federal tax settlement of 1998 to 2008	—	(23.5)	—
State income taxes (net of federal impact)	(1.9)	0.8	0.2
Non-U.S. tax rate differential and foreign tax credits*	(2.9)	(2.7)	(3.6)
Domestic manufacturing deduction	(1.1)	(1.6)	(2.7)
Research credit	(2.6)	(3.2)	(1.5)
Other, net	(1.6)	(1.0)	0.7
Effective income tax rate	59.8%	3.8%	28.1%

* Included a favorable impact of (1.4)% in 2015 related to a net change in valuation allowances.

U.S. Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.  We have reasonably estimated the effects of the Act and recorded provisional amounts in the fourth quarter of 2017 totaling $266 million. Our provisional estimate included a $154 million charge to remeasure our U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  In addition, the provisional estimate included $112 million in expense for the one-time transition tax. This tax was based on approximately $1.6 billion of our post-1986 earnings and profits that were previously deferred from U.S. income taxes, and on the amount of those earnings held in cash and other specified net assets.

The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Act, which may result in adjustments to our provisional estimates. We are continuing to analyze certain aspects of the Act and may refine our estimates, which could potentially affect the measurement of our net deferred tax assets or give rise to new deferred tax amounts.  The final determination of the remeasurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.

No additional income taxes related to outside basis differences have been provided as all such amounts continue to be indefinitely reinvested in foreign operations.  Should these earnings be distributed in the future in the form of dividends or otherwise, we would be subject to withholding taxes payable to various non-U.S. jurisdictions and U.S. states. It is not practicable to determine the amount of unrecognized deferred tax liability related to any undistributed foreign earnings.   We will continue to assess our ability and intent to repatriate these earnings during the measurement period.

Federal Tax Settlement of 1998 to 2008

For 2016, the provision for income taxes included a benefit of $319 million to reflect the settlement with the U.S. Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years, which resulted in a $206 million benefit attributable to continuing operations and $113 million attributable to discontinued operations.

Unrecognized Tax Benefits

Our unrecognized tax benefits represent tax positions for which reserves have been established.  Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits. A reconciliation of our unrecognized tax benefits is as follows:

(In millions)	December 30, 2017	December 31, 2016	January 2, 2016
Balance at beginning of year	$186	$401	$385
Additions for tax positions related to current year	8	12	12
Additions for tax positions of prior years	16	—	6
Additions for acquisitions	4	—	1
Reductions for settlements and expiration of statute of limitations	(17)	(219)	(2)
Reductions for tax positions of prior years	(15)	(8)	(1)
Balance at end of year	$182	$186	$401

At the end of 2017 and 2016, if these unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate.

In the normal course of business, we are subject to examination by tax authorities throughout the world.  We are no longer subject to U.S. federal tax examinations for years before 2012, U.S. state and local income tax examinations for years before 1997, and non-U.S. income tax examinations for years before 2011.

Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities are provided below:

(In millions)	December 30, 2017	December 31, 2016
Deferred tax assets
Obligation for pension and postretirement benefits	$247	$529
Accrued expenses*	260	282
Deferred compensation	103	175
Loss carryforwards	214	158
Inventory	8	49
Allowance for credit losses	13	23
Other, net	32	67
Total deferred tax assets	877	1,283
Valuation allowance for deferred tax assets	(148)	(116)
	729	1,167
Deferred tax liabilities
Property, plant and equipment, principally depreciation	(125)	(168)
Amortization of goodwill and other intangibles	(154)	(164)
Leasing transactions	(81)	(147)
Prepaid pension benefits	(21)	(19)
Total deferred tax liabilities	(381)	(498)
Net deferred tax asset	$348	$669

*Accrued expenses included warranty reserves, self-insured liabilities and interest.

We believe earnings during the period when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.  For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not more than likely, a valuation allowance is provided.  In 2017, we recorded $46 million in deferred tax assets, along with a $33 million valuation allowance, related to state loss carryforwards as the likelihood that we will be able to utilize these carryforwards is no longer deemed remote predominately due to a consolidated filing election made during the year.

The following table presents the breakdown of net deferred tax assets:

(In millions)	December 30, 2017	December 31, 2016
Manufacturing group:
Other assets	$430	$793
Other liabilities	(7)	(4)
Finance group - Other liabilities	(75)	(120)
Net deferred tax asset	$348	$669

Our net operating loss and credit carryforwards at December 30, 2017 are as follows:

(In millions)
Non-U.S. net operating loss with no expiration	$201
Non-U.S. net operating loss expiring through 2036	59
U.S. federal net operating losses expiring through 2036	269
State net operating loss and tax credits, net of tax benefits, expiring through 2036	290

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

In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $380 million and $525 million at December 30, 2017 and December 31, 2016, respectively.

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

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $40 million to $140 million. At December 30, 2017, environmental reserves of approximately $65 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next ten years and have classified $13 million as current liabilities. Expenditures to evaluate and remediate contaminated sites were $18 million, $15 million and $15 million in 2017, 2016 and 2015, respectively.

Leases

Rental expense was $122 million, $126 million and $113 million in 2017, 2016 and 2015, respectively.  Future minimum rental commitments for noncancelable operating leases in effect at December 30, 2017 totaled $80 million for 2018, $64 million for 2019, $51 million for 2020, $35 million for 2021, $30 million for 2022 and $137 million thereafter. The total future minimum rental receipts under noncancelable subleases at December 30, 2017 totaled $19 million.

Note 15. Supplemental Cash Flow Information

Our cash payments and receipts are as follows:

(In millions)	2017	2016	2015
Interest paid:
Manufacturing group	$133	$132	$123
Finance group	29	32	34
Net taxes paid/(received):
Manufacturing group	(16)	163	187
Finance group	48	11	11

Note 16. Segment and Geographic Data

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance.  The accounting policies of the segments are the same as those described in Note 1.

Textron Aviation products include Citation jets, King Air and Caravan turboprop aircraft, piston engine aircraft, military turboprop aircraft, and aftermarket part sales and services sold to a diverse base of corporate and individual buyers.

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

Textron Systems products include unmanned aircraft systems, marine and land systems, simulation, training and other defense and aviation mission support products and services primarily for U.S. and non-U.S. governments.

Industrial products and markets include the following:

•                  Kautex products include blow-molded plastic fuel systems, clear-vision systems, selective catalytic reduction systems and cast iron engine components that are marketed primarily to automobile OEMs, as well as plastic bottles and containers for various uses;

•                  Specialized Vehicles products include golf cars, off-road utility vehicles, recreational side-by-side and all-terrain vehicles, snowmobiles, light transportation vehicles, aviation ground support equipment, professional turf-maintenance equipment and turf-care vehicles that are marketed primarily to golf courses and resorts, government agencies and municipalities, consumers, and commercial and industrial users; and

•                  Tools and Test Equipment products include powered equipment, electrical test and measurement instruments, mechanical and hydraulic tools, cable connectors, fiber optic assemblies, underground and aerial transmission and distribution products, and power utility products, principally used in the construction, maintenance, telecommunications, data communications, electrical, utility and plumbing industries.

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit
(In millions)	2017	2016	2015	2017	2016	2015
Textron Aviation	$4,686	$4,921	$4,822	$303	$389	$400
Bell	3,317	3,239	3,454	415	386	400
Textron Systems	1,840	1,756	1,520	139	186	129
Industrial	4,286	3,794	3,544	290	329	302
Finance	69	78	83	22	19	24
Total	$14,198	$13,788	$13,423	$1,169	$1,309	$1,255
Corporate expenses and other, net				(132)	(172)	(154)
Interest expense, net for Manufacturing group				(145)	(138)	(130)
Special charges				(130)	(123)	—
Income from continuing operations before income taxes				$762	$876	$971

Revenues by major product type are summarized below:

(In millions)	2017	2016	2015
Fixed-wing aircraft	$4,686	$4,921	$4,822
Rotor aircraft	3,317	3,239	3,454
Unmanned aircraft systems, advanced marine craft, armored vehicles and other	1,840	1,756	1,520
Fuel systems and functional components	2,330	2,273	2,078
Specialized vehicles	1,486	1,080	1,021
Tools and test equipment	470	441	445
Finance	69	78	83
Total revenues	$14,198	$13,788	$13,423

Our revenues included sales to the U.S. Government of approximately $3.1 billion, $3.4 billion and $3.2 billion in 2017, 2016 and 2015, respectively, primarily in the Bell and Textron Systems segments.

Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
(In millions)	December 30, 2017	December 31, 2016	2017	2016	2015	2017	2016	2015
Textron Aviation	$4,403	$4,460	$128	$157	$124	$139	$140	$134
Bell	2,660	2,655	73	86	97	117	132	143
Textron Systems	2,330	2,508	60	71	86	65	75	80
Industrial	3,360	2,409	158	121	105	105	81	76
Finance	1,169	1,280	—	—	—	12	12	12
Corporate	1,418	2,046	4	11	8	9	9	16
Total	$15,340	$15,358	$423	$446	$420	$447	$449	$461

Geographic Data

Presented below is selected financial information of our continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2017	2016	2015	December 30, 2017	December 31, 2016
United States	$8,786	$8,574	$8,299	$2,172	$2,116
Europe	1,962	1,954	1,730	328	247
Asia and Australia	1,206	998	1,324	84	78
Canada	913	652	531	69	72
Latin and South America	883	977	1,101	68	68
Middle East and Africa	448	633	438	—	—
Total	$14,198	$13,788	$13,423	$2,721	$2,581

* Revenues are attributed to countries based on the location of the customer.

** Property, plant and equipment, net are based on the location of the asset.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of Textron Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Textron Inc. (the Company) as of December 30, 2017 and December 31, 2016, the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 30, 2017, and the related notes and financial statement schedule contained on page 71 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 30, 2017 and December 31, 2016 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1957.

Boston, Massachusetts

February 15, 2018

Quarterly Data

(Unaudited)	2017				2016
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues
Textron Aviation	$970	$1,171	$1,154	$1,391	$1,091	$1,196	$1,198	$1,436
Bell	697	825	812	983	814	804	734	887
Textron Systems	416	477	458	489	324	487	413	532
Industrial	992	1,113	1,042	1,139	952	1,004	886	952
Finance	18	18	18	15	20	20	20	18
Total revenues	$3,093	$3,604	$3,484	$4,017	$3,201	$3,511	$3,251	$3,825
Segment profit
Textron Aviation	$36	$54	$93	$120	$73	$81	$100	$135
Bell	83	112	106	114	82	81	97	126
Textron Systems	20	42	40	37	29	60	44	53
Industrial	76	82	49	83	91	99	66	73
Finance	4	5	7	6	5	7	3	4
Total segment profit	219	295	295	360	280	328	310	391
Corporate expenses and other, net	(27)	(31)	(30)	(44)	(32)	(31)	(53)	(56)
Interest expense, net for Manufacturing group	(34)	(36)	(37)	(38)	(33)	(37)	(35)	(33)
Special charges (a)	(37)	(13)	(25)	(55)	—	—	(115)	(8)
Income tax benefit (expense) (b)	(21)	(62)	(44)	(329)	(64)	(82)	192	(79)
Income (loss) from continuing operations	100	153	159	(106)	151	178	299	215
Income (loss) from discontinued operations, net of income taxes (b)	1	—	—	—	(1)	(1)	122	(1)
Net income (loss)	$101	$153	$159	$(106)	$150	$177	$421	$214
Basic earnings per share
Continuing operations	$0.37	$0.57	$0.60	$(0.40)	$0.55	$0.66	$1.11	$0.79
Discontinued operations	—	—	—	—	—	—	0.45	—
Basic earnings per share	$0.37	$0.57	$0.60	$(0.40)	$0.55	$0.66	$1.56	$0.79
Basic average shares outstanding (in thousands)	270,489	267,114	264,624	263,295	271,660	269,888	270,560	270,986
Diluted earnings per share (c)
Continuing operations	$0.37	$0.57	$0.60	$(0.40)	$0.55	$0.66	$1.10	$0.78
Discontinued operations	—	—	—	—	—	(0.01)	0.45	—
Diluted earnings per share	$0.37	$0.57	$0.60	$(0.40)	$0.55	$0.65	$1.55	$0.78
Diluted average shares outstanding (in thousands)	272,830	269,299	266,989	263,295	273,022	271,316	272,099	273,114
Segment profit margins
Textron Aviation	3.7%	4.6%	8.1%	8.6%	6.7%	6.8%	8.3%	9.4%
Bell	11.9	13.6	13.1	11.6	10.1	10.1	13.2	14.2
Textron Systems	4.8	8.8	8.7	7.6	9.0	12.3	10.7	10.0
Industrial	7.7	7.4	4.7	7.3	9.6	9.9	7.4	7.7
Finance	22.2	27.8	38.9	40.0	25.0	35.0	15.0	22.2
Segment profit margin	7.1%	8.2%	8.5%	9.0%	8.7%	9.3%	9.5%	10.2%
Common stock information
Price range: High	$50.93	$48.67	$54.07	$57.71	$41.74	$40.61	$41.33	$49.82
Low	$43.66	$45.00	$47.00	$51.07	$30.69	$34.00	$35.06	$37.19
Dividends declared per share	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02

(a)     Special charges related to our 2016 restructuring plan were $15 million, $12 million, $15 million and $48 million in the first, second, third and fourth quarters of 2017, respectively, and $115 million and $8 million in the third and fourth quarters of 2016, respectively.  In addition, we recorded special charges of $22 million, $1 million, $10 million and $7 million in the first, second, third and fourth quarters of 2017, respectively, related to the Arctic Cat acquisition, which included restructuring, integration and transaction costs.

(b)     Income tax expense for the fourth quarter of 2017 included a $266 million charge to reflect our provisional estimate of the net impact of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017.  The third quarter of 2016 included an income tax benefit of $319 million, inclusive of interest, of which $206 million is attributable to continuing operations and $113 million is attributable to discontinued operations.  This benefit was a result of the final settlement with the Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years.

(c)     For the fourth quarter of 2017, the diluted average shares outstanding excluded potential common shares (stock options and restricted stock units) due to their antidilutive effect resulting from the net loss.

Schedule II — Valuation and Qualifying Accounts

(In millions)	2017	2016	2015
Allowance for doubtful accounts
Balance at beginning of year	$27	$33	$30
Charged to costs and expenses	3	3	5
Deductions from reserves*	(3)	(9)	(2)
Balance at end of year	$27	$27	$33
Inventory FIFO reserves
Balance at beginning of year	$231	$206	$169
Charged to costs and expenses	63	59	56
Deductions from reserves*	(32)	(34)	(19)
Balance at end of year	$262	$231	$206

*Deductions primarily include amounts written off on uncollectable accounts (less recoveries), inventory disposals, changes to prior year estimates, and currency translation adjustments.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 30, 2017. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of December 30, 2017.

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

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of December 30, 2017, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of Textron Inc.

Opinion on Internal Control over Financial Reporting

We have audited Textron Inc.’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Textron, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of December 30, 2017 and December 31, 2016, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholder’s Equity and Cash Flows for each of the three years in the period ended December 30, 2017, and the related notes and financial statement schedule contained on page 71, of the Company and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 15, 2018

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information appearing under “ELECTION OF DIRECTORS— Nominees for Director,” “CORPORATE GOVERNANCE—Corporate Governance Guidelines and Policies,” “— Code of Ethics,” “–Board Committees— Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2018 is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information appearing under “CORPORATE GOVERNANCE —Compensation of Directors,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2018 is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2018 is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information appearing under “CORPORATE GOVERNANCE--Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2018 is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2018 is incorporated by reference into this Annual Report on Form 10-K.

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

10.1A

Textron Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of April 28, 2010). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012. (SEC File No. 1-5480)

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

10.1F	Form of Performance Share Unit Grant Agreement. Incorporated by reference to Exhibit 10.1H to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (SEC File No. 1-5480)

10.1G	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.1H

Form of Stock-Settled Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.1I	Form of Performance Share Unit Grant Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.2	Textron Inc. Short-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017.

10.3A	Textron Inc. 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2015.

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

10.7A

Deferred Income Plan for Non-Employee Directors, As Amended and Restated Effective January 1, 2009, including Appendix A, Prior Plan Provisions (As in effect before January 1, 2008). Incorporated by reference to Exhibit 10.9 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (SEC File No. 1-5480)

10.7B

Amendment No. 1 to Deferred Income Plan for Non-Employee Directors, as Amended and Restated Effective January 1, 2009, dated as of November 6, 2012. Incorporated by reference to Exhibit 10.8B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. (SEC File No. 1-5480)

10.7C

Amendment No. 2 to Deferred Income Plan for Non-Employee Directors, as Amended and Restated Effective January 1, 2009. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017.

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

10.13

Letter Agreement between Textron and Julie G. Duffy, dated July 27, 2017. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.

10.14A

Letter Agreement between Textron and E. Robert Lupone, dated December 22, 2011. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (SEC File No. 1-5480)

10.14B

Amendment to letter agreement between Textron and E. Robert Lupone, dated July 27, 2012. Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012. (SEC File No. 1-5480)

10.15	Director Compensation.

10.16

Form of Aircraft Time Sharing Agreement between Textron and its executive officers. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008. (SEC File No. 1-5480)

10.17

Credit Agreement, dated as of September 30, 2016, among Textron, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed on October 3, 2016.

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

101

The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended December 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

*                 Confidential Treatment has been requested for portions of this document.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of February 2018.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 15th day of February 2018 by the following persons on behalf of the registrant and in the capacities indicated:

	Name	Title

/s/ Scott C. Donnelly
	Scott C. Donnelly	Chairman, President and Chief Executive Officer
(principal executive officer)
*
	Kathleen M. Bader	Director

*
	R. Kerry Clark	Director

*
	James T. Conway	Director

*
	Ivor J. Evans	Director

*
	Lawrence K. Fish	Director

*
	Paul E. Gagné	Director

*
	Ralph D. Heath	Director

*
	Deborah Lee James	Director

*
	Lloyd G. Trotter	Director

*
	James L. Ziemer	Director

*
	Maria T. Zuber	Director

/s/ Frank T. Connor
	Frank T. Connor	Executive Vice President and Chief Financial Officer
(principal financial officer)

/s/ Mark S. Bamford
	Mark S. Bamford	Vice President and Corporate Controller
(principal accounting officer)

*By:	/s/ Jayne M. Donegan
Jayne M. Donegan, Attorney-in-fact