Form 10-Q
period 2018-03-31
TEXTRON INC
filed 2018-04-25
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 13, 2018, there were 256,038,330 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2018

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 31, 2018	April 1, 2017
Revenues
Manufacturing revenues	$3,280	$3,075
Finance revenues	16	18
Total revenues	3,296	3,093
Costs, expenses and other
Cost of sales	2,729	2,592
Selling and administrative expense	327	309
Interest expense	41	42
Special charges	—	37
Other components of net periodic benefit cost (credit)	(19)	(8)
Total costs, expenses and other	3,078	2,972
Income from continuing operations before income taxes	218	121
Income tax expense	29	21
Income from continuing operations	189	100
Income from discontinued operations, net of income taxes	—	1
Net income	$189	$101
Basic earnings per share
Continuing operations	$0.73	$0.37
Discontinued operations	—	—
Basic earnings per share	$0.73	$0.37
Diluted earnings per share
Continuing operations	$0.72	$0.37
Discontinued operations	—	—
Diluted earnings per share	$0.72	$0.37
Dividends per share
Common stock	$0.02	$0.02

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Net income	$189	$101
Other comprehensive income, net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	31	24
Foreign currency translation adjustments	42	22
Deferred gains on hedge contracts, net of reclassifications	1	4
Other comprehensive income	74	50
Comprehensive income	$263	$151

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	March 31, 2018	December 30, 2017
Assets
Manufacturing group
Cash and equivalents	$688	$1,079
Accounts receivable, net	1,110	1,363
Inventories	4,090	4,150
Other current assets	933	435
Total current assets	6,821	7,027
Property, plant and equipment, less accumulated depreciation and amortization of $4,210 and $4,120, respectively	2,711	2,721
Goodwill	2,368	2,364
Other assets	1,953	2,059
Total Manufacturing group assets	13,853	14,171
Finance group
Cash and equivalents	148	183
Finance receivables, net	781	819
Other assets	186	167
Total Finance group assets	1,115	1,169
Total assets	$14,968	$15,340
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$16	$14
Accounts payable	1,229	1,205
Other current liabilities	2,104	2,441
Total current liabilities	3,349	3,660
Other liabilities	1,908	2,006
Long-term debt	3,083	3,074
Total Manufacturing group liabilities	8,340	8,740
Finance group
Other liabilities	117	129
Debt	819	824
Total Finance group liabilities	936	953
Total liabilities	9,276	9,693
Shareholders’ equity
Common stock	33	33
Capital surplus	1,710	1,669
Treasury stock	(392)	(48)
Retained earnings	5,642	5,368
Accumulated other comprehensive loss	(1,301)	(1,375)
Total shareholders’ equity	5,692	5,647
Total liabilities and shareholders’ equity	$14,968	$15,340
Common shares outstanding (in thousands)	256,375	261,471

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2018 and April 1, 2017, respectively

	Consolidated
(In millions)	2018	2017
Cash flows from operating activities
Net income	$189	$101
Less: Income from discontinued operations	—	1
Income from continuing operations	189	100
Adjustments to reconcile income from continuing operations
to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	105	106
Asset impairments	—	11
Deferred income taxes	2	13
Other, net	32	28
Changes in assets and liabilities:
Accounts receivable, net	63	(103)
Inventories	(128)	(122)
Other assets	(119)	(30)
Accounts payable	15	(102)
Other liabilities	(263)	(158)
Income taxes, net	9	38
Pension, net	(2)	8
Captive finance receivables, net	15	25
Other operating activities, net	(3)	(5)
Net cash used in operating activities of continuing operations	(85)	(191)
Net cash used in operating activities of discontinued operations	—	(25)
Net cash used in operating activities	(85)	(216)
Cash flows from investing activities
Capital expenditures	(77)	(76)
Net proceeds from corporate-owned life insurance policies	58	22
Net cash used in acquisitions	—	(318)
Finance receivables repaid	16	15
Other investing activities, net	9	13
Net cash provided by (used in) investing activities	6	(344)
Cash flows from financing activities
Increase in short-term debt	2	100
Principal payments on long-term debt and nonrecourse debt	(19)	(38)
Proceeds from long-term debt	—	362
Purchases of Textron common stock	(344)	(186)
Dividends paid	(5)	(6)
Other financing activities, net	8	19
Net cash provided by (used in) financing activities	(358)	251
Effect of exchange rate changes on cash and equivalents	11	8
Net decrease in cash and equivalents	(426)	(301)
Cash and equivalents at beginning of period	1,262	1,298
Cash and equivalents at end of period	$836	$997

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Three Months Ended March 31, 2018 and April 1, 2017, respectively

	Manufacturing Group		Finance Group
(In millions)	2018	2017	2018	2017
Cash flows from operating activities
Net income	$179	$95	$10	$6
Less: Income from discontinued operations	—	1	—	—
Income from continuing operations	179	94	10	6
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	103	103	2	3
Asset impairments	—	11	—	—
Deferred income taxes	2	13	—	—
Other, net	32	28	—	—
Changes in assets and liabilities:
Accounts receivable, net	63	(103)	—	—
Inventories	(128)	(122)	—	—
Other assets	(118)	(29)	(1)	(1)
Accounts payable	15	(102)	—	—
Other liabilities	(259)	(151)	(4)	(7)
Income taxes, net	13	90	(4)	(52)
Pension, net	(2)	8	—	—
Dividends received from Finance group	50	—	—	—
Other operating activities, net	(3)	(5)	—	—
Net cash provided by (used in) operating activities of continuing operations	(53)	(165)	3	(51)
Net cash used in operating activities of discontinued operations	—	(25)	—	—
Net cash provided by (used in) operating activities	(53)	(190)	3	(51)
Cash flows from investing activities
Capital expenditures	(77)	(76)	—	—
Net proceeds from corporate-owned life insurance policies	58	22	—	—
Net cash used in acquisitions	—	(318)	—	—
Finance receivables repaid	—	—	65	76
Finance receivables originated	—	—	(34)	(36)
Other investing activities, net	9	1	—	12
Net cash provided by (used in) investing activities	(10)	(371)	31	52
Cash flows from financing activities
Increase in short-term debt	2	100	—	—
Principal payments on long-term debt and nonrecourse debt	—	—	(19)	(38)
Proceeds from long-term debt	—	347	—	15
Purchases of Textron common stock	(344)	(186)	—	—
Dividends paid	(5)	(6)	(50)	—
Other financing activities, net	8	19	—	—
Net cash provided by (used in) financing activities	(339)	274	(69)	(23)
Effect of exchange rate changes on cash and equivalents	11	8	—	—
Net decrease in cash and equivalents	(391)	(279)	(35)	(22)
Cash and equivalents at beginning of period	1,079	1,137	183	161
Cash and equivalents at end of period	$688	$858	$148	$139

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2017.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

In the first quarter of 2018, we adopted Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance on the classification of certain cash flows and requires companies to classify cash proceeds received from the settlement of corporate-owned life insurance as cash inflows from investing activities. The standard is required to be adopted on a retrospective basis. Prior to adoption of this standard, we classified these proceeds as operating activities in the Consolidated Statements of Cash Flows. Upon adoption, we reclassified $22 million of net cash proceeds for the first quarter of 2017 from operating activities to investing activities.

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

Note 2.  Summary of Significant Accounting Policies Update

Our significant accounting policies are included in Note 1 of our Annual Report on Form 10-K for the year ended December 30, 2017.  On December 31, 2017, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606).  Significant changes to our policies resulting from the adoption are provided below. We adopted ASC 606 using the modified retrospective transition method applied to contracts that were not substantially complete at the end of 2017.  We recorded a $90 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of 2018, primarily related to certain long-term contracts our Bell segment has with the U.S. Government that converted to the cost-to-cost method for revenue recognition.  The comparative information has not been restated and is reported under the accounting standards in effect for those periods.  A reconciliation of the financial statement line items impacted for the three months ended March 31, 2018 under ASC 606 to the prior accounting standards is provided in Note 16.

Revenue Recognition

Revenue is recognized when control of the goods or services promised under the contract is transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as we perform under the contract).  We account for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable.  Contracts are reviewed to determine whether there is one or multiple performance obligations. A performance obligation is a promise to transfer a distinct good or service to a customer and represents the unit of accounting for revenue recognition. For contracts with multiple performance obligations, the expected consideration, or the transaction price, is allocated to each performance obligation identified in the contract based on the relative standalone selling price of each performance obligation.  Revenue is then recognized for the transaction price allocated to the performance obligation when control of the promised goods or services underlying the performance obligation is transferred. Contract consideration is not adjusted for the effects of a significant financing component when, at contract inception, the period between when control transfers and when the customer will pay for that good or service is one year or less.

Commercial Contracts

The majority of our contracts with commercial customers have a single performance obligation as there is only one good or service promised or the promise to transfer the goods or services is not distinct or separately identifiable from other promises in the contract.  Revenue is primarily recognized at a point in time, which is generally when the customer obtains control of the asset upon delivery and customer acceptance.  Contract modifications that provide for additional distinct goods or services at the standalone selling price are treated as separate contracts.

For commercial aircraft, we contract with our customers to sell fully outfitted fixed-wing aircraft, which may include configuration options.  The aircraft typically represents a single performance obligation and revenue is recognized upon customer acceptance and delivery. For commercial helicopters, our customers generally contract with us for fully functional basic configuration aircraft and control is transferred upon customer acceptance and delivery.  At times, customers may separately contract with us for the installation of accessories and customization to the basic aircraft. If these contracts are entered into at or near the same time of the basic aircraft contract, we assess whether the contracts meet the criteria to be combined.  For contracts that are combined, the basic aircraft and the accessories and customization are typically considered to be distinct, and therefore, are separate performance obligations.  For these contracts, revenue is recognized on the basic aircraft upon customer acceptance and transfer of title and risk of loss and on the accessories and customization upon delivery and customer acceptance.  We utilize observable prices to determine the standalone selling prices when allocating the transaction price to these performance obligations.

The transaction price for our commercial contracts reflects our estimate of returns, rebates and discounts, which are based on historical, current and forecasted information.  Amounts billed to customers for shipping and handling are included in the transaction price and generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer.  Taxes collected from customers and remitted to government authorities are recorded on a net basis.

We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to five years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

U.S. Government Contracts

Our contracts with the U.S. Government generally include the design, development, manufacture or modification of aerospace and defense products as well as related services.  These contracts, which also include those under the U.S. Government-sponsored foreign military sales program, accounted for approximately 24% of total revenues in 2017.  The customer typically contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability, which often results in the delivery of multiple units.  Accordingly, the entire contract is accounted for as one performance obligation.  In certain circumstances, a contract may include both production and support services, such as logistics and parts plans, which are considered to be distinct in the context of the contract and represent separate performance obligations. When a contract is separated into more than one performance obligation, we generally utilize the expected cost plus a margin approach to determine the standalone selling prices when allocating the transaction price.

Our contracts are frequently modified for changes in contract specifications and requirements.  Most of our contract modifications with the U.S. Government are for goods and services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as part of that existing contract.  The effect of these contract modifications on our estimates is recognized using the cumulative catch-up method of accounting.

Contracts with the U.S. Government generally contain clauses that provide lien rights to work-in-process along with clauses that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work-in-process. Due to the continuous transfer of control to the U.S. Government, we recognize revenue over the time that we perform under the contract.  Selecting the method to measure progress towards completion requires judgment and is based on the nature of the products or service to be provided.  We generally use the cost-to-cost method to measure progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts.  Under this measure, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the estimated costs at completion of the performance obligation, and revenue is recorded proportionally as costs are incurred.

The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration as applicable.  Certain of our long-term contracts contain incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion.  We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.  Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all other information that is reasonably available to us.

Total contract cost is estimated utilizing current contract specifications and expected engineering requirements. Contract costs typically are incurred over a period of several years, and the estimation of these costs requires substantial judgment. Our cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals.  We review and update our projections of costs quarterly or more frequently when circumstances significantly change.

Approximately 80% of our 2017 revenues with the U.S. Government were under fixed-price and fixed-price incentive contracts.  Under the typical payment terms of these contracts, the customer pays us either performance-based or progress payments. Performance-based payments represent interim payments of up to 90% of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments of up to 80% of costs incurred as the work progresses. Because the customer retains a small portion of the contract price until completion of the contract, these contracts generally result in revenue recognized in excess of billings, which we present as contract assets in the Consolidated Balance Sheets. Amounts billed and due from our customers are classified in Accounts receivable, net. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For cost-type contracts, we are generally paid for our actual costs incurred within a short period of time.

For contracts where revenue is recognized over time, we generally recognize changes in estimated contract revenues, costs and profits using the cumulative catch-up method of accounting.  This method recognizes the cumulative effect of changes on current and prior periods with the impact of the change from inception-to-date recorded in the current period.  Anticipated losses on contracts are recognized in full in the period in which the losses become probable and estimable.

The impact of cumulative catch-up adjustments on both revenues and segment profit recognized in prior periods totaled $40 million and $(12) million in the first quarter of 2018 and 2017, respectively. The resulting impact increased income from continuing operations before income taxes by $40 million ($30 million after tax or $0.12 per diluted share) in the first quarter of 2018 and decreased income from continuing operations before income taxes by $12 million ($8 million after tax or $0.03 per diluted share) in the first quarter of 2017.  For the first quarter of 2018 and 2017, the gross favorable adjustments totaled $56 million and $20 million, respectively, and the gross unfavorable adjustments totaled $16 million and $32 million, respectively.  In the first quarter of 2017, the gross unfavorable adjustments included a $24 million loss related to the Tactical Armoured Patrol Vehicle (TAPV) program due to inefficiencies resulting from production issues.

Contract Assets and Liabilities

Contract assets arise from contracts when revenue is recognized over time and the amount of revenue recognized exceeds the amount billed to the customer. These amounts are included in contract assets until the right to payment is no longer conditional on events other than the passage of time. Contract assets are included in Other current assets in the Consolidated Balance Sheet.  Contract liabilities, which are primarily included in Other current liabilities, include deposits, largely from our commercial aviation customers, and billings in excess of revenue recognized.

The incremental costs of obtaining a contract with a customer that is expected to be recovered is expensed as incurred when the period to be benefitted is one year or less.

Accounts Receivable, Net

Accounts receivable, net includes amounts billed to customers where the right to payment is unconditional.  We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected, which is based on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivable and collateral value, if any.

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases, that requires lessees to recognize all leases with a term greater than 12 months on the balance sheet as right-to-use assets and lease liabilities, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance.  Under the current accounting guidance, we are not required to recognize assets and liabilities arising from operating leases on the balance sheet.  The new standard is effective for our company at the beginning of 2019.  Entities must adopt the standard on a modified retrospective basis whereby it would be applied at the beginning of the earliest comparative year.  While we continue to evaluate the impact of the standard on our consolidated financial statements, we expect that it will materially increase our assets and liabilities on our consolidated balance sheet as we recognize the rights and corresponding obligations related to our operating leases.

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

Note 3.  Business Acquisitions

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

We allocated the consideration paid for this business to the assets acquired and liabilities assumed based on their fair values, and recorded $230 million in goodwill, related to expected synergies and the value of the assembled workforce, and $75 million in intangible assets, which included $18 million of indefinite-lived assets related to tradenames.

Note 4.  Retirement Plans

In the first quarter of 2018, we adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard requires companies to present only the service cost component of net periodic benefit cost in operating income in the same line as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost must be presented separately from service cost and excluded from operating income. In addition, only the service cost component is eligible for capitalization into inventory. The change in the amount capitalized into inventory was applied prospectively. The reclassification of the other components of net periodic benefit cost (credit) to a separate line was applied retrospectively using a practical expedient that permits the usage of amounts previously disclosed in the pension and other postretirement benefit plan note for prior periods. As a result, we reclassified $(8) million of other components of net periodic benefit cost (credit) for the first quarter of 2017 from Cost of sales to a separate line item in the Consolidated Statements of Operations.

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Three Months Ended
Service cost	$26	$25	$1	$1
Interest cost	77	80	2	3
Expected return on plan assets	(138)	(126)	—	—
Amortization of prior service cost (credit)	4	4	(2)	(2)
Amortization of net actuarial loss	38	34	—	—
Net periodic benefit cost	$7	$17	$1	$2

Note 5.  Share-Based Compensation

Our share-based compensation plans provide stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  Compensation expense included in net income for these plans is as follows:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Compensation expense	$33	$20
Income tax benefit	(7)	(7)
Total net compensation expense included in net income	$26	$13

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

The weighted-average fair value of options granted and the assumptions used in our option-pricing model for such grants are as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Fair value of options at grant date	$15.83	$13.80
Dividend yield	0.1%	0.2%
Expected volatility	26.6%	29.2%
Risk-free interest rate	2.6%	1.9%
Expected term (in years)	4.7	4.7

The stock option activity during the first quarter of 2018 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	9,238	$37.02
Granted	1,336	58.24
Exercised	(355)	(36.57)
Forfeited or expired	(33)	(46.63)
Outstanding at end of period	10,186	$39.79
Exercisable at end of period	6,957	$34.61

At March 31, 2018, our outstanding options had an aggregate intrinsic value of $195 million and a weighted-average remaining contractual life of six years.  Our exercisable options had an aggregate intrinsic value of $169 million and a weighted-average remaining contractual life of five years at March 31, 2018.  The total intrinsic value of options exercised was $8 million and $17 million during the first quarter of 2018 and 2017, respectively.

Restricted Stock Units

The activity for restricted stock units payable in both stock and cash during the first quarter of 2018 is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period, nonvested	668	$40.55	1,263	$40.75
Granted	126	58.24	270	58.24
Vested	(174)	(36.99)	(303)	(37.50)
Forfeited	—	—	(13)	(42.33)
Outstanding at end of period, nonvested	620	$45.15	1,217	$45.42

The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Fair value of awards vested	$24	$24
Cash paid	18	17

Performance Share Units

The activity for our performance share units during the first quarter of 2018 is provided below:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period, nonvested	485	$41.34
Granted	201	58.24
Outstanding at end of period, nonvested	686	$46.22

Cash paid under these awards totaled $11 million and $14 million during the first quarter of 2018 and 2017, respectively.

Note 6.  Earnings Per Share

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017
Basic weighted-average shares outstanding	260,497	270,489
Dilutive effect of stock options	3,175	2,341
Diluted weighted-average shares outstanding	263,672	272,830

Stock options to purchase 1.3 million and 1.5 million shares of common stock are excluded from the calculation of diluted weighted-average shares outstanding for the first quarter of 2018 and 2017, respectively, as their effect would have been anti-dilutive.

Note 7.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	March 31, 2018	December 30, 2017
Commercial	$1,001	$1,007
U.S. Government contracts, including foreign military sales	137	383
	1,138	1,390
Allowance for doubtful accounts	(28)	(27)
Total	$1,110	$1,363

Upon adoption of ASC 606, unbilled receivables, primarily related to U.S. Government contracts, totaling $203 million were reclassified from accounts receivable to contract assets or liabilities, depending on the net position of the contract, as disclosed in Note 16.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	March 31, 2018	December 30, 2017
Finance receivables	$810	$850
Allowance for losses	(29)	(31)
Total finance receivables, net	$781	$819

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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	March 31, 2018	December 30, 2017
Performing	$713	$733
Watchlist	41	56
Nonaccrual	56	61
Nonaccrual as a percentage of finance receivables	6.91%	7.18%
Less than 31 days past due	$751	$791
31-60 days past due	28	25
61-90 days past due	22	14
Over 90 days past due	9	20
60+ days contractual delinquency as a percentage of finance receivables	3.83%	4.00%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Interest income recognized on impaired loans was not significant in the first quarter of 2018 or 2017.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	March 31, 2018	December 30, 2017
Recorded investment:
Impaired loans with related allowance for losses	$18	$24
Impaired loans with no related allowance for losses	38	70
Total	$56	$94
Unpaid principal balance	$65	$106
Allowance for losses on impaired loans	5	6
Average recorded investment	75	92

A summary of the allowance for losses on finance receivables, based on how the underlying finance receivables are evaluated for impairment, is provided below. The finance receivables reported in this table specifically exclude leveraged leases in accordance with U.S. generally accepted accounting principles.

(In millions)	March 31, 2018	December 30, 2017
Allowance based on collective evaluation	$24	$25
Allowance based on individual evaluation	5	6
Finance receivables evaluated collectively	656	658
Finance receivables evaluated individually	56	94

Note 8.  Inventories

Inventories are composed of the following:

(In millions)	March 31, 2018	December 30, 2017
Finished goods	$1,823	$1,790
Work in process	1,512	2,238
Raw materials and components	755	804
	4,090	4,832
Progress/milestone payments	—	(682)
Total	$4,090	$4,150

Upon adoption of ASC 606, $199 million of inventories, net of progress/milestone payments, primarily related to our U.S. Government contracts, were reclassified from inventories to contract assets or liabilities depending on the net position of the contract, as disclosed in Note 16.

Note 9.  Warranty Liability

Changes in our warranty liability are as follows:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Beginning of period	$164	$138
Provision	16	20
Settlements	(22)	(21)
Acquisitions	1	28
Adjustments*	9	(2)
End of period	$168	$163

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At March 31, 2018 and December 30, 2017, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $484 million and $426 million, respectively.  At March 31, 2018, the fair value amounts of our foreign currency exchange contracts were a $11 million asset and a $2 million liability. At December 30, 2017, the fair value amounts of our foreign currency exchange contracts were a $13 million asset and a $7 million liability.

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

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	March 31, 2018		December 30, 2017
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,017)	$(3,073)	$(3,007)	$(3,136)
Finance group
Finance receivables, excluding leases	608	628	643	675
Debt	(819)	(800)	(824)	(799)

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

Note 11.  Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated Other Comprehensive Loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
For the three months ended March 31, 2018
Beginning of period	$(1,396)	$11	$10	$(1,375)
Other comprehensive income before reclassifications	—	42	1	43
Reclassified from Accumulated other comprehensive loss	31	—	—	31
Other comprehensive income	31	42	1	74
End of period	$(1,365)	$53	$11	$(1,301)
For the three months ended April 1, 2017
Beginning of period	$(1,505)	$(96)	$(4)	$(1,605)
Other comprehensive income before reclassifications	—	22	2	24
Reclassified from Accumulated other comprehensive loss	24	—	2	26
Other comprehensive income	24	22	4	50
End of period	$(1,481)	$(74)	$—	$(1,555)

The before and after-tax components of other comprehensive income are presented below:

	March 31, 2018			April 1, 2017
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$38	$(9)	$29	$34	$(12)	$22
Amortization of prior service cost*	2	—	2	2	—	2
Pension and postretirement benefits adjustments, net	40	(9)	31	36	(12)	24
Deferred gains on hedge contracts:
Current deferrals	2	(1)	1	3	(1)	2
Reclassification adjustments	—	—	—	2	—	2
Deferred gains on hedge contracts, net	2	(1)	1	5	(1)	4
Foreign currency translation adjustments	40	2	42	21	1	22
Total	$82	$(8)	$74	$62	$(12)	$50

*These components of other comprehensive income are included in the computation of net periodic pension cost.  See Note 11 of our 2017 Annual Report on Form 10-K for additional information.

Note 12.  Special Charges

In the first quarter of 2017, special charges were related to a 2016 restructuring plan and the Arctic Cat acquisition, which included both restructuring and transaction costs. There were no special charges recorded in the first quarter of 2018.

Special charges recorded in the first quarter of 2017 are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Acquisition Transaction Costs	Total Special Charges
Industrial	$19	$—	$3	$3	$25
Textron Aviation	1	10	—	—	11
Textron Systems	—	—	1	—	1
	$20	$10	$4	$3	$37

Our restructuring reserve activity for the first quarter of 2018 is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at December 30, 2017	$24	$20	$44
Cash paid	(10)	(4)	(14)
Provision for 2016 Plan	—	1	1
Balance at March 31, 2018	$14	$17	$31

Both plans are substantially completed with the majority of the remaining cash outlays of $31 million expected to be paid in the remainder of 2018.  Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

Note 13.  Income Taxes

Our effective tax rate for the first quarter of 2018 and 2017 was 13.3% and 17.4%, respectively. In the first quarter of 2018, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to benefits recognized from audit settlements. The effective tax rate for the first quarter of 2017 was lower than the U.S. federal statutory rate of 35%, primarily reflecting benefits recognized from audit settlements and the recognition of excess tax benefits related to share-based compensation.

U.S. Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.  We have reasonably estimated the effects of the Act and recorded provisional amounts in the fourth quarter of 2017 to remeasure our U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and for the one-time transition tax. The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Act, which may result in adjustments to our provisional estimates. We are continuing to analyze certain aspects of the Act and may refine our estimates, which could potentially affect the measurement of our net deferred tax assets or give rise to new deferred tax amounts.

For the first quarter of 2018, we have not recorded any measurement period adjustments to the provisional estimates recorded at the end of 2017.  The final determination of the remeasurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.  Any subsequent adjustments to the provisional amounts will be recorded to current or deferred tax expense in the quarter of 2018 when the analysis is complete.

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are included in the table below:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Revenues
Textron Aviation	$1,010	$970
Bell	752	697
Textron Systems	387	416
Industrial	1,131	992
Finance	16	18
Total revenues	$3,296	$3,093
Segment Profit
Textron Aviation	$72	$36
Bell	87	83
Textron Systems	50	20
Industrial	64	76
Finance	6	4
Segment profit	279	219
Corporate expenses and other, net	(27)	(27)
Interest expense, net for Manufacturing group	(34)	(34)
Special charges	—	(37)
Income from continuing operations before income taxes	$218	$121

Note 16. Revenues

Disaggregation of Revenues

Our revenues disaggregated by major product type for the three months ended March 31, 2018 are presented below:

(In millions)
Aircraft	$634
Aftermarket parts and services	376
Textron Aviation	1,010
Military aircraft and support programs	487
Commercial helicopters, parts and services	265
Bell	752
Unmanned systems	170
Marine and land systems	92
Simulation, training and other	125
Textron Systems	387
Fuel systems and functional components	655
Specialized vehicles	348
Tools and test equipment	128
Industrial	1,131
Finance	16
Total revenues	$3,296

Our revenues by customer type and geographic location for the three months ended March 31, 2018 are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Customer type:
Commercial	$973	$252	$127	$1,124	$16	$2,492
U.S. Government	37	500	260	7	—	804
Total revenues	$1,010	$752	$387	$1,131	$16	$3,296
Geographic location:
United States	$665	$509	$287	$496	$7	$1,964
International	345	243	100	635	9	1,332
Total revenues	$1,010	$752	$387	$1,131	$16	$3,296

Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts.  These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts.  At March 31, 2018, we had $6.5 billion in remaining performance obligations of which we expect to recognize revenues of approximately 90% through 2019, 7% through 2020, and the balance thereafter.

Contract assets and liabilities

Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period.  At March 31, 2018, contract assets and liabilities totaled $500 million and $1.1 billion, respectively.  Upon adoption of ASC 606 on December 31, 2017, contract assets and liabilities related to our contracts with customers were $429 million and $1.0 billion, respectively.  During the first quarter of 2018, we recognized $322 million in revenues that were included in the contract liability balance at the adoption date.

Reconciliation of ASC 606 to Prior Accounting Standards

The amount by which each financial statement line item is affected in 2018 as a result of applying the new accounting standard as discussed in Note 2 is presented below:

	March 31, 2018
(In millions)	As Reported	Effect of the adoption of ASC 606	Under Prior Accounting
Consolidated Balance Sheets
Accounts receivable, net	$1,110	$212	$1,322
Inventories	4,090	290	4,380
Other current assets	933	(512)	421
Property, plant and equipment, net	2,711	6	2,717
Other assets	1,953	31	1,984
Total Manufacturing group assets	13,853	27	13,880
Total assets	14,968	27	14,995
Other current liabilities	2,104	134	2,238
Total Manufacturing group liabilities	8,340	134	8,474
Total liabilities	9,276	134	9,410
Retained earnings	5,642	(107)	5,535
Total shareholders’ equity	5,692	(107)	5,585

	Three Months Ended March 31, 2018
(In millions, except per share amounts)	As Reported	Effect of the adoption of ASC 606	Under Prior Accounting
Consolidated Statements of Operations
Manufacturing revenues	$3,280	$(221)	$3,059
Total revenues	3,296	(221)	3,075
Cost of sales	2,729	(198)	2,531
Income from continuing operations before income taxes	218	(23)	195
Income tax expense	29	(6)	23
Income from continuing operations	189	(17)	172
Net income	189	(17)	172
Basic earnings per share - continuing operations	$0.73	$(0.07)	$0.66
Diluted earnings per share - continuing operations	0.72	(0.07)	0.65
Consolidated Statements of Comprehensive Income
Other comprehensive income	$74	$(17)	$57
Comprehensive income	263	(17)	246
Consolidated Statements of Cash flows
Net income	$189	$(17)	$172
Income from continuing operations	189	(17)	172
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Deferred income taxes	2	(6)	(4)
Accounts receivable, net	63	(9)	54
Inventories	(128)	(91)	(219)
Other assets	(119)	75	(44)
Other liabilities	(263)	48	(215)
Net cash used in operating activities of continuing operations	(85)	—	(85)

Note 17. Subsequent Event

On April 18, 2018, we entered into a definitive agreement to sell the businesses that manufacture and sell the products in our Tools and Test Equipment product line within our Industrial segment to Emerson Electric Co. for approximately $810 million in cash.  We expect to close in the third quarter of 2018, subject to regulatory approvals and other customary closing conditions. The net proceeds from the sale are expected to be used to fund additional share repurchases.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended
(Dollars in millions)	March 31, 2018	April 1, 2017	% Change
Revenues	$3,296	$3,093	7%
Cost of sales	2,729	2,592	5%
Selling and administrative expense	327	309	6%
Gross margin as a percentage of Manufacturing revenues	16.8%	15.7%

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 22 to 26.

At the beginning of 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective transition method applied to contracts that were not substantially complete at the end of 2017.  We recorded a $90 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of 2018, primarily related to certain long-term contracts our Bell segment has with the U.S. Government that converted to the cost-to-cost method for revenue recognition. Revenues in 2018 for our U.S. Government contracts are primarily recognized as costs are incurred, while revenues for 2017 were primarily recognized as units were delivered. The comparative information has not been restated and is reported under the accounting standards in effect for those periods.  A reconciliation of the financial statement line items impacted for the three months ended March 31, 2018 under ASC 606 to the prior accounting standards is provided in Note 16 to the Consolidated Financial Statements.

Revenues

Revenues increased $203 million, 7%, in the first quarter of 2018, compared with the first quarter of 2017, largely driven by increases in the Industrial, Bell and Textron Aviation segments, partially offset by lower revenues at the Textron Systems segment. The net revenue increase included the following factors:

•     Higher Industrial revenues of $139 million, primarily due to a favorable impact of $52 million from foreign exchange, primarily related to the Euro, the impact from the Arctic Cat acquisition of $49 million and higher volume of $34 million across all of the segment’s product lines.

•     Higher Bell revenues of $55 million, largely due to higher military revenues.

•     Higher Textron Aviation revenues of $40 million, primarily due to favorable pricing of $23 million and higher volume and mix of $17 million.

•     Lower Textron Systems revenues of $29 million largely reflecting lower volume, primarily due to the discontinuance of our sensor-fuzed weapon product in 2017.

Cost of Sales and Selling and Administrative Expense

Cost of sales increased $137 million, 5%, in the first quarter of 2018, compared with the first quarter of 2017, largely due to higher net volume described above, an increase related to the Arctic Cat acquisition and an unfavorable foreign exchange impact largely within our Industrial segment. Gross margin as a percentage of Manufacturing revenues increased 110 basis points from the first quarter of 2017, primarily due to improved margins at the Textron Aviation and Textron Systems segments, partially offset by lower margin at the Industrial segment, which included the impact from the Arctic Cat acquisition. The margin improvement at Textron Aviation primarily reflected higher volume and mix and pricing while the improvement at Textron Systems was largely due to a 2017 unfavorable program adjustment for the TAPV program.

Selling and administrative expense increased $18 million, 6%, in the first quarter of 2018, compared with the first quarter of 2017, primarily due to an increase from the Arctic Cat acquisition.

Income Taxes

Our effective tax rate for the first quarter of 2018 and 2017 was 13.3% and 17.4%, respectively. In the first quarter of 2018, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to benefits recognized from audit settlements. The effective tax rate for the first quarter of 2017 was lower than the U.S. federal statutory rate of 35%, primarily reflecting benefits recognized from audit settlements and the recognition of excess tax benefits related to share-based compensation.

Backlog

Our backlog is summarized below:

(In millions)	March 31, 2018	December 30, 2017
Bell	$3,578	$4,598
Textron Aviation	1,605	1,180
Textron Systems	1,360	1,406
Total backlog	$6,543	$7,184

Bell’s backlog decreased $1.0 billion in the first quarter of 2018, of which approximately $760 million was due to the adoption of ASC 606, largely resulting from the acceleration of revenues upon conversion to the cost-to-cost method of revenue recognition.  Backlog at Textron Aviation increased $425 million in the first quarter of 2018, as a result of orders in excess of deliveries and an increase of approximately $170 million upon the adoption of ASC 606.

At March 31, 2018, backlog includes amounts that have been formally appropriated under contracts with the U.S. Government and certain other agreements that meet the contract criteria under ASC 606 that had previously been excluded from backlog.  For both periods, backlog excludes unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts.

Segment Analysis

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance.  Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses and special charges.  The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.  Operating expenses for the Manufacturing segments include cost of sales, selling and administrative expense and other components of net periodic benefit cost/(credit), and exclude certain corporate expenses and special charges.

In our discussion of comparative results for the Manufacturing group, changes in revenues and segment profit typically are expressed for our commercial business in terms of volume, pricing, foreign exchange and acquisitions, while changes in segment profit may be expressed in terms of mix, inflation and cost performance. Volume changes in revenues for our commercial business represent increases or decreases in the number of units delivered or services provided.  Pricing represents changes in unit pricing.  Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period.  Revenues generated by acquired businesses are reflected in Acquisitions for a twelve-month period.  For segment profit, mix represents a change due to the composition of products and/or services sold at different profit margins.  Inflation represents higher material, wages, benefits, pension service cost or other costs.  Performance reflects an increase or decrease in research and development, depreciation, selling and administrative costs, warranty, product liability, quality/scrap, labor efficiency, overhead, non-service pension cost/(credit), product line profitability, start-up, ramp up and cost-reduction initiatives or other manufacturing inputs.

Approximately 24% of our 2017 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program.  For our segments that contract with the U.S. Government, changes in revenue related to these contracts are expressed in terms of volume.  Revenues in 2018 for our U.S. Government contracts are primarily recognized as costs are incurred, while revenues for 2017 were primarily recognized as units were delivered. Changes in segment profit are typically expressed in terms of volume and performance, which includes cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance.

Textron Aviation

	Three Months Ended
(Dollars in millions)	March 31, 2018	April 1, 2017
Revenues:
Aircraft	$634	$599
Aftermarket parts and services	376	371
Total revenues	1,010	970
Operating expenses	938	934
Segment profit	72	36
Profit margin	7.1%	3.7%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues from the prior year quarter:

(In millions)	2018 versus 2017
Pricing	$23
Volume and mix	17
Total change	$40

Textron Aviation’s revenues increased $40 million, 4%, in the first quarter of 2018, compared with the first quarter of 2017, primarily due to favorable pricing of $23 million and higher volume and mix of $17 million, largely related to higher commercial turboprop volume. We delivered 36 Citation jets and 29 commercial turboprops in the first quarter of 2018, compared with 35 Citation jets and 20 commercial turboprops in the first quarter of 2017.

Textron Aviation’s operating expenses were largely unchanged in the first quarter of 2018, compared with the first quarter of 2017.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit from the prior year quarter:

(In millions)	2018 versus 2017
Volume and mix	$15
Performance	12
Pricing, net of inflation	9
Total change	$36

Segment profit at Textron Aviation increased $36 million, in the first quarter of 2018, compared with the first quarter of 2017, primarily due to higher volume and mix described above and favorable impacts of $12 million from performance and $9 million from pricing, net of inflation.

Bell

	Three Months Ended
(Dollars in millions)	March 31, 2018	April 1, 2017
Revenues:
Military aircraft and support programs	$487	$403
Commercial helicopters, parts and services	265	294
Total revenues	752	697
Operating expenses	665	614
Segment profit	87	83
Profit margin	11.6%	11.9%

Bell’s military revenues include two major U.S. Government programs for the V-22 tiltrotor aircraft and the H-1 helicopter, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues from the prior year quarter:

(In millions)	2018 versus 2017
Volume and mix	$51
Other	4
Total change	$55

Bell’s revenues increased $55 million, 8%, in the first quarter of 2018, compared with the first quarter of 2017, largely due to higher military revenues of $84 million, partially offset by a $29 million decrease in commercial revenues primarily due to the mix of helicopters sold in the period. We delivered 46 commercial helicopters in the first quarter of 2018, compared with 27 commercial helicopters in the first quarter of 2017.

Bell’s operating expenses increased $51 million, 8%, in the first quarter of 2018, compared with the first quarter of 2017, primarily due to higher net volume and mix described above and higher selling and administrative costs.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit from the prior year quarter:

(In millions)	2018 versus 2017
Volume and mix	$13
Performance and other	(9)
Total change	$4

Bell’s segment profit increased $4 million, 5%, in the first quarter of 2018, compared with the first quarter of 2017, primarily due to higher volume and mix described above, partially offset by an unfavorable impact of $9 million from performance and other, largely due to higher selling and administrative costs.

Textron Systems

	Three Months Ended
(Dollars in millions)	March 31, 2018	April 1, 2017
Revenues	$387	$416
Operating expenses	337	396
Segment profit	50	20
Profit margin	12.9%	4.8%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues from the prior year quarter:

(In millions)	2018 versus 2017
Volume	$(30)
Other	1
Total change	$(29)

Revenues at Textron Systems decreased $29 million, 7%, in the first quarter of 2018, compared with the first quarter of 2017, largely due to lower volume of $30 million.  The lower volume was primarily due to the discontinuance of our sensor-fuzed weapon product in 2017, partially offset by higher volume of $21 million in the Marine and Land Systems product line.

Textron Systems’ operating expenses decreased $59 million, 15%, in the first quarter of 2018, compared with the first quarter of 2017, primarily due to lower net volume described above and the impact from an unfavorable program adjustment recorded in the first quarter of 2017 described below.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit from the prior year quarter:

(In millions)	2018 versus 2017
Performance and other	$37
Volume and mix	(7)
Total change	$30

Textron Systems’ segment profit increased $30 million, in the first quarter of 2018, compared with the first quarter of 2017, primarily due to favorable performance and other of $37 million, partially offset by lower net volume described above.  Performance and other primarily reflected an unfavorable program adjustment recorded in the first quarter of 2017 of $24 million related to the TAPV program, which experienced inefficiencies resulting from production issues.

Industrial

	Three Months Ended
(Dollars in millions)	March 31, 2018	April 1, 2017
Revenues:
Fuel Systems and Functional Components	$655	$603
Other Industrial	476	389
Total revenues	1,131	992
Operating expenses	1,067	916
Segment profit	64	76
Profit margin	5.7%	7.7%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues from the prior year quarter:

(In millions)	2018 versus 2017
Foreign exchange	$52
Acquisitions	49
Volume	34
Other	4
Total change	$139

Industrial segment revenues increased $139 million, 14%, in the first quarter of 2018, compared with the first quarter of 2017, primarily due to a favorable impact of $52 million from foreign exchange, primarily related to the strengthening of the Euro against the U.S. dollar, the impact of $49 million from the acquisition of Arctic Cat on March 6, 2017, and higher volume of $34 million across all of our product lines.

Operating expenses for the Industrial segment increased $151 million, 16%, in the first quarter of 2018, compared with the first quarter of 2017, primarily due to additional operating expenses from the Arctic Cat acquisition, the impact from foreign exchange and higher volume described above.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit from the prior year quarter:

(In millions)	2018 versus 2017
Performance and other	$(7)
Volume and mix	(5)
Total change	$(12)

Segment profit for the Industrial segment decreased $12 million, 16%, in the first quarter of 2018, compared with the first quarter of 2017, despite the higher revenues from volume and acquisitions discussed above, reflecting additional operating expenses from Arctic Cat in the first quarter of 2018 due to the timing of the acquisition and the seasonality of the outdoor powersports business.

Finance

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Revenues	$16	$18
Segment profit	6	4

Finance segment revenues and profit were largely unchanged in the first quarter of 2018, compared with the first quarter of 2017. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	March 31, 2018	December 30, 2017
Finance receivables	$810	$850
Nonaccrual finance receivables	56	61
Ratio of nonaccrual finance receivables to finance receivables	6.91%	7.18%
60+ days contractual delinquency	$31	$34
60+ days contractual delinquency as a percentage of finance receivables	3.83%	4.00%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	March 31, 2018	December 30, 2017
Manufacturing group
Cash and equivalents	$688	$1,079
Debt	3,099	3,088
Shareholders’ equity	5,692	5,647
Capital (debt plus shareholders’ equity)	8,791	8,735
Net debt (net of cash and equivalents) to capital	30%	26%
Debt to capital	35%	35%
Finance group
Cash and equivalents	$148	$183
Debt	819	824

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

Textron has a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At March 31, 2018, there were no amounts borrowed against the facility.  We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Operating activities	$(53)	$(165)
Investing activities	(10)	(371)
Financing activities	(339)	274

The first quarter of our fiscal year typically results in net cash outflow from operating activities. Consistent with prior years, we expect positive cash flows from operating activities for the full year.  In the first quarter of 2018, the net cash outflow from operating activities was $53 million, compared with $165 million in the first quarter of 2017.  The decrease in net cash outflow between the periods primarily reflected higher earnings and a dividend of $50 million received from the Finance group in the first quarter of 2018.

Investing cash flows included capital expenditures of $77 million and $76 million in the first quarter of 2018 and 2017, respectively, partially offset by net proceeds received from corporate-owned life insurance policies of $58 million and $22 million, respectively. In the first quarter of 2017, investing activities also reflected a $316 million aggregate cash payment, including the repayment of debt and net of cash acquired, for the Arctic Cat acquisition.

In the first quarter of 2018, cash flows used in financing activities primarily included $344 million of cash paid to repurchase an aggregate of 5.9 million shares of our outstanding common stock under a 2017 share repurchase authorization.  In the first quarter of 2017, financing activities primarily included proceeds from long-term debt of $347 million and an increase in short-term debt of $100 million, partially offset by $186 million of cash paid to repurchase an aggregate of 3.9 million shares of our outstanding common stock.

On April 16, 2018, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock.  This repurchase plan is sufficient for repurchases related to the divestiture of the Tools and Test product line as disclosed in Note 17 to the Consolidated Financial Statements, as well as to continue our practice of repurchasing shares to offset the impact of dilution from stock-based compensation and benefit plans, and for opportunistic capital management purposes. The new authorization replaces the previous plan, approved in January 2017, which was nearing completion.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Operating activities	$3	$(51)
Investing activities	31	52
Financing activities	(69)	(23)

The Finance group’s cash flows used in operating activities included net tax payments of $50 million for the first quarter of 2017.  Cash flows from investing activities primarily included collections on finance receivables totaling $65 million and $76 million in the first quarter of 2018 and 2017, respectively, partially offset by finance receivable originations of $34 million and $36 million, respectively.  Financing activities in the first quarter of 2018 reflected a dividend payment of $50 million to the Manufacturing group. In addition, cash flows used for financing activities included payments on long-term and nonrecourse debt of $19 million and $38 million in the first quarter of 2018 and 2017, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Operating activities	$(85)	$(191)
Investing activities	6	(344)
Financing activities	(358)	251

In the first quarter of 2018, the net cash outflow from Consolidated operating activities was $85 million, compared with $191 million in the first quarter of 2017.  The decrease in net cash outflow between the periods primarily reflected higher earnings.

Investing cash flows included capital expenditures of $77 million and $76 million in the first quarter of 2018 and 2017, respectively, partially offset by net proceeds from corporate-owned life insurance policies of $58 million and $22 million, respectively.  In the first quarter of 2017, investing activities also reflected a $316 million aggregate cash payment, including the repayment of debt and net of cash acquired, for the Arctic Cat acquisition.

Financing activities in the first quarter of 2018 primarily included $344 million in cash paid to repurchase an aggregate of 5.9 million shares of our outstanding common stock under a 2017 share repurchase authorization.  In the first quarter of 2017, cash flows from financing activities primarily included proceeds from long-term debt of $362 million and an increase in short-term debt of $100 million, partially offset by $186 million of share repurchases.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Reclassification adjustments from investing activities:
Cash received from customers	$49	$61
Finance receivable originations for Manufacturing group inventory sales	(34)	(36)
Total reclassification adjustments from investing activities	15	25
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(50)	—
Total reclassification adjustments to cash flows from operating activities	$35	$25

Critical Accounting Estimates Update

Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements.  The accounting estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in Item 7 of our Annual Report on Form 10-K for the year ended December 30, 2017.   In the first quarter of 2018, we adopted ASC 606, as discussed in Note 2 to the Consolidated Financial Statements.  Significant changes to our critical accounting estimates as a result of the adoption of this standard are provided below.

Revenue Recognition

A substantial portion of our revenues is related to long-term contracts with the U.S. Government, including those under U.S. Government-sponsored foreign military sales program, for the design, development, manufacture or modification of aerospace and defense products as well as related services.  Due to the continuous transfer of control to the U.S. Government, we recognize revenue over the time that we perform under the contract.   Selecting the method to measure progress towards completion requires judgment and is based on the nature of the products or service to be provided.  We generally use the cost-to-cost method to measure progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts.  Under this measure, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the estimated costs at completion of the performance obligation, and revenue is recorded proportionally as costs are incurred.

Approximately 80% of our 2017 revenues with the U.S. Government were under fixed-price and fixed-price incentive contracts to provide goods and services for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

The transaction price for our contracts represents our best estimate of the consideration we expect to receive and includes assumptions regarding variable consideration as applicable.  Certain of our long-term contracts contain incentive fees or other provisions that can either increase or decrease the transaction price.  These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion.  We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.  Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance, historical performance and all other information that is reasonably available to us.

Due to the number of years it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimation of total transaction price and costs at completion is complicated and subject to many variables and, accordingly, is subject to change.  In estimating total costs at completion, we are required to make numerous assumptions related to the complexity of design and related development work to be performed; engineering requirements; product performance; subcontractor performance; availability and cost of materials; labor productivity, availability and cost; overhead and capital costs; manufacturing efficiencies; the length of time to complete the contract (to estimate increases in wages and prices for materials); and costs of satisfying offset obligations, among other variables.  Our cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals.  We review and update our cost projections quarterly or more frequently when circumstances significantly change.  When estimates of total costs to be incurred on a contract exceed estimates of total sales to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

At the outset of each contract, we estimate an initial profit booking rate considering the risks surrounding our ability to achieve the technical requirements (e.g., a newly-developed product versus a mature product), schedule (e.g., the number and type of milestone events), and costs by contract requirements in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and cost aspects of the contract. Conversely, the profit booking rate may decrease if we are not successful in retiring the risks; and, as a result, our estimated costs at completion increase. All of the estimates are subject to change during the performance of the contract and, therefore, may affect the profit booking rate.  Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Changes in our profit booking rate due to changes in our estimate of the total expected costs, along with changes in the transaction price, are generally recognized on a cumulative catch-up method of accounting.  This method recognizes the cumulative effect of changes on current and prior periods with the impact of the change from inception-to-date recorded in the current period.  The impact of our gross cumulative catch-up adjustments on revenue and segment profit recognized in prior periods is presented below:

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Gross favorable	$56	$20
Gross unfavorable	(16)	(32)
Net adjustments	$40	$(12)

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

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2017 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:

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

•     The impact of changes in tax legislation (including the recently enacted Tax Cuts and Jobs Act); and

•     Risks related to executing the sale of a business, including delay in the timing of completion of the transaction, inability to complete the transaction due to the failure to receive required regulatory or other approvals or to satisfy other conditions, difficulties or unanticipated expenses in connection with the consummation of the transaction, the risk that the transaction disrupts current plans and operations, and the timing and scope of future repurchases of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the fiscal quarter ended March 31, 2018.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2017 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 31, 2018.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information about our first quarter 2018 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
December 31, 2017 – February 3, 2018	—	$—	—	13,082
February 4, 2018 – March 3, 2018	3,117	58.51	3,117	9,965
March 4, 2018 – March 31, 2018	2,769	58.46	2,769	7,196
Total	5,886	$58.49	5,886

* These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that had been announced on January 25, 2017, which had no expiration date.

On April 16, 2018, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock.  This repurchase plan is sufficient for repurchases related to the divestiture of the Tools and Test product line as disclosed in Note 17 to the Consolidated Financial Statements, as well as to continue our practice of repurchasing shares to offset the impact of dilution from stock-based compensation and benefit plans, and for opportunistic capital management purposes. The new authorization replaces the previous plan, approved in January 2017, which was nearing completion.

Item 5.  Other Information

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.07.

Item 5.07

(a)         The 2018 Annual Meeting of Shareholders of Textron was held on April 25, 2018.

(b)         The results of the voting on the matters submitted to our shareholders are as follows:

1.              The following persons were elected to serve as directors until the next annual shareholders’ meeting and received the following votes:

	For	Against	Abstain	Broker Non-Vote
Scott C. Donnelly	216,464,949	5,597,774	745,199	18,560,802
Kathleen M. Bader	215,813,813	6,073,258	920,851	18,560,802
R. Kerry Clark	210,057,172	11,742,043	1,008,707	18,560,802
James T. Conway	217,358,786	4,452,645	996,491	18,560,802
Lawrence K. Fish	214,136,198	7,460,887	1,210,837	18,560,802
Paul E. Gagné	214,818,780	6,988,959	1,000,183	18,560,802
Ralph D. Heath	217,607,612	4,061,804	1,138,506	18,560,802
Deborah Lee James	218,042,302	3,738,445	1,027,175	18,560,802
Lloyd G. Trotter	216,401,192	5,410,297	996,433	18,560,802
James L. Ziemer	216,321,745	5,436,759	1,049,418	18,560,802
Maria T. Zuber	217,921,677	3,894,823	991,422	18,560,802

2.              The advisory (non-binding) resolution to approve the compensation of our named executive officers, as disclosed in our proxy statement, was approved by the following vote:

For	Against	Abstain	Broker Non-Vote
207,518,231	13,706,466	1,583,225	18,560,802

3.              The appointment of Ernst & Young LLP by the Audit Committee as Textron’s independent registered public accounting firm for 2018 was ratified by the following vote:

For	Against	Abstain
235,017,172	5,595,605	755,947

4.              The shareholder proposal regarding shareholder action by written consent was rejected by the following vote:

For	Against	Abstain	Broker Non-Vote
87,474,338	132,503,019	2,830,565	18,560,802

5.              The shareholder proposal regarding director tenure limit was rejected by the following vote:

For	Against	Abstain	Broker Non-Vote
12,071,901	208,841,129	1,894,892	18,560,802

Item 6.	Exhibits

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	April 25, 2018	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)