Form 10-Q
period 2018-06-30
TEXTRON INC
filed 2018-07-26
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ✓  No___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ✓  No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ✓ ]	Accelerated filer [ ___ ]	Non-accelerated filer [ ___ ]

Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ___ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No   ✓

As of July 13, 2018, there were 248,410,831 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2018

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues
Manufacturing revenues	$3,709	$3,586	$6,989	$6,661
Finance revenues	17	18	33	36
Total revenues	3,726	3,604	7,022	6,697
Costs, expenses and other
Cost of sales	3,073	2,996	5,802	5,588
Selling and administrative expense	370	343	697	652
Interest expense	42	43	83	85
Special charges	—	13	—	50
Other components of net periodic benefit cost (credit)	(19)	(6)	(38)	(14)
Total costs, expenses and other	3,466	3,389	6,544	6,361
Income from continuing operations before income taxes	260	215	478	336
Income tax expense	36	62	65	83
Income from continuing operations	224	153	413	253
Income from discontinued operations, net of income taxes	—	—	—	1
Net income	$224	$153	$413	$254
Basic earnings per share
Continuing operations	$0.88	$0.57	$1.61	$0.94
Discontinued operations	—	—	—	—
Basic earnings per share	$0.88	$0.57	$1.61	$0.94
Diluted earnings per share
Continuing operations	$0.87	$0.57	$1.59	$0.94
Discontinued operations	—	—	—	—
Diluted earnings per share	$0.87	$0.57	$1.59	$0.94
Dividends per share
Common stock	$0.02	$0.02	$0.04	$0.04

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$224	$153	$413	$254
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits adjustments, net of reclassifications	31	23	62	47
Foreign currency translation adjustments	(69)	42	(27)	64
Deferred gains (losses) on hedge contracts, net of reclassifications	(4)	4	(3)	8
Other comprehensive income (loss)	(42)	69	32	119
Comprehensive income	$182	$222	$445	$373

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	June 30, 2018	December 30, 2017
Assets
Manufacturing group
Cash and equivalents	$554	$1,079
Accounts receivable, net	1,121	1,363
Inventories	3,925	4,150
Assets of businesses held for sale	407	—
Other current assets	763	435
Total current assets	6,770	7,027
Property, plant and equipment, less accumulated depreciation and amortization of $4,097 and $4,120, respectively	2,608	2,721
Goodwill	2,207	2,364
Other assets	1,869	2,059
Total Manufacturing group assets	13,454	14,171
Finance group
Cash and equivalents	177	183
Finance receivables, net	763	819
Other assets	164	167
Total Finance group assets	1,104	1,169
Total assets	$14,558	$15,340
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$9	$14
Accounts payable	1,147	1,205
Liabilities of businesses held for sale	66	—
Other current liabilities	2,175	2,441
Total current liabilities	3,397	3,660
Other liabilities	1,809	2,006
Long-term debt	3,070	3,074
Total Manufacturing group liabilities	8,276	8,740
Finance group
Other liabilities	111	129
Debt	809	824
Total Finance group liabilities	920	953
Total liabilities	9,196	9,693
Shareholders’ equity
Common stock	33	33
Capital surplus	1,774	1,669
Treasury stock	(963)	(48)
Retained earnings	5,861	5,368
Accumulated other comprehensive loss	(1,343)	(1,375)
Total shareholders’ equity	5,362	5,647
Total liabilities and shareholders’ equity	$14,558	$15,340
Common shares outstanding (in thousands)	248,910	261,471

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2018 and July 1, 2017, respectively

	Consolidated
(In millions)	2018	2017
Cash flows from operating activities
Net income	$413	$254
Less: Income from discontinued operations	—	1
Income from continuing operations	413	253
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	216	218
Deferred income taxes	12	21
Asset impairments	—	21
Other, net	61	52
Changes in assets and liabilities:
Accounts receivable, net	(42)	(125)
Inventories	(78)	(61)
Other assets	(38)	(33)
Accounts payable	(22)	(140)
Other liabilities	(165)	(68)
Income taxes, net	17	55
Pension, net	(5)	16
Captive finance receivables, net	26	60
Other operating activities, net	3	(2)
Net cash provided by operating activities of continuing operations	398	267
Net cash used in operating activities of discontinued operations	(1)	(23)
Net cash provided by operating activities	397	244
Cash flows from investing activities
Capital expenditures	(159)	(161)
Net proceeds from corporate-owned life insurance policies	98	22
Net cash used in acquisitions	—	(329)
Finance receivables repaid	25	24
Other investing activities, net	30	34
Net cash used in investing activities	(6)	(410)
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(34)	(74)
Proceeds from long-term debt	—	375
Purchases of Textron common stock	(915)	(329)
Dividends paid	(10)	(11)
Other financing activities, net	43	21
Net cash used in financing activities	(916)	(18)
Effect of exchange rate changes on cash and equivalents	(6)	15
Net decrease in cash and equivalents	(531)	(169)
Cash and equivalents at beginning of period	1,262	1,298
Cash and equivalents at end of period	$731	$1,129

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Six Months Ended June 30, 2018 and July 1, 2017, respectively

	Manufacturing Group		Finance Group
(In millions)	2018	2017	2018	2017
Cash flows from operating activities
Net income	$398	$245	$15	$9
Less: Income from discontinued operations	—	1	—	—
Income from continuing operations	398	244	15	9
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	212	211	4	7
Deferred income taxes	14	22	(2)	(1)
Asset impairments	—	21	—	—
Other, net	60	51	1	1
Changes in assets and liabilities:
Accounts receivable, net	(42)	(125)	—	—
Inventories	(80)	(60)	—	—
Other assets	(39)	(30)	1	(3)
Accounts payable	(22)	(140)	—	—
Other liabilities	(162)	(62)	(3)	(6)
Income taxes, net	28	102	(11)	(47)
Pension, net	(5)	16	—	—
Dividends received from Finance group	50	—	—	—
Other operating activities, net	3	(2)	—	—
Net cash provided by (used in) operating activities of continuing operations	415	248	5	(40)
Net cash used in operating activities of discontinued operations	(1)	(23)	—	—
Net cash provided by (used in) operating activities	414	225	5	(40)
Cash flows from investing activities
Capital expenditures	(159)	(161)	—	—
Net proceeds from corporate-owned life insurance policies	98	22	—	—
Net cash used in acquisitions	—	(329)	—	—
Finance receivables repaid	—	—	112	158
Finance receivables originated	—	—	(61)	(74)
Other investing activities, net	10	1	22	32
Net cash provided by (used in) investing activities	(51)	(467)	73	116
Cash flows from financing activities
Increase in short-term debt	—	—	—	—
Principal payments on long-term debt and nonrecourse debt	—	—	(34)	(74)
Proceeds from long-term debt	—	347	—	28
Purchases of Textron common stock	(915)	(329)	—	—
Dividends paid	(10)	(11)	(50)	—
Other financing activities, net	43	21	—	—
Net cash provided by (used in) financing activities	(882)	28	(84)	(46)
Effect of exchange rate changes on cash and equivalents	(6)	15	—	—
Net increase (decrease) in cash and equivalents	(525)	(199)	(6)	30
Cash and equivalents at beginning of period	1,079	1,137	183	161
Cash and equivalents at end of period	$554	$938	$177	$191

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

At the beginning of 2018, we adopted Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance on the classification of certain cash flows and requires companies to classify cash proceeds received from the settlement of corporate-owned life insurance as cash inflows from investing activities. The standard is required to be adopted on a retrospective basis. Prior to adoption of this standard, we classified these proceeds as operating activities in the Consolidated Statements of Cash Flows. Upon adoption, we reclassified $22 million of net cash proceeds for the first half of 2017 from operating activities to investing activities.

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

Note 2.  Summary of Significant Accounting Policies Update

Our significant accounting policies are included in Note 1 of our Annual Report on Form 10-K for the year ended December 30, 2017.  On December 31, 2017, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606).  Significant changes to our policies resulting from the adoption are provided below. We adopted ASC 606 using the modified retrospective transition method applied to contracts that were not substantially complete at the end of 2017.  We recorded a $90 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of 2018, primarily related to certain long-term contracts our Bell segment has with the U.S. Government that converted to the cost-to-cost method for revenue recognition.  The comparative information has not been restated and is reported under the accounting standards in effect for those periods.  A reconciliation of the financial statement line items impacted for the three and six months ended June 30, 2018 under ASC 606 to the prior accounting standards is provided in Note 15.

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

Contract Estimates

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

The impact of cumulative catch-up adjustments on both revenues and segment profit recognized in prior periods totaled $64 million and $9 million in the second quarter of 2018 and 2017, respectively. The resulting impact increased income from continuing operations before income taxes by $64 million and $9 million, respectively, ($49 million and $6 million after tax, or $0.19 and $0.02 per diluted share, respectively). For the second quarter of 2018 and 2017, the gross favorable adjustments totaled $70 million and $23 million, respectively, and the gross unfavorable adjustments totaled $6 million and $14 million, respectively.

In the first half of 2018 and 2017, the impact of cumulative catch-up adjustments on both revenues and segment profit recognized in prior periods totaled $104 million and $(3) million, respectively. The resulting impact increased income from continuing operations before income taxes by $104 million ($79 million after tax or $0.30 per diluted share) in the first half of 2018 and decreased income from continuing operations before income taxes by $3 million ($2 million after tax or $0.01 per diluted share) in the first half of 2017.  For the first half of 2018 and 2017, the gross favorable adjustments totaled $126 million and $43 million, respectively, and the gross unfavorable adjustments totaled $22 million and $46 million, respectively. No individual adjustment was material to our Consolidated Statements of Operations for the second quarter and first half of 2018 and 2017.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases, that requires lessees to recognize all leases with a term greater than 12 months on the balance sheet as right-to-use assets and lease liabilities.  Under current accounting guidance, we are not required to recognize assets and liabilities arising from operating leases on the balance sheet. The new standard is effective for our company at the beginning of 2019, using the modified retrospective method of adoption.  In 2018, the FASB proposed a change that would permit companies to elect a transitional method that allows for application of the standard at the effective date without adjustment to comparative periods.

We are continuing to review and evaluate our leased assets to assess the impact of adopting the new standard and are implementing changes to our processes, systems and internal controls in order to quantify and account for the standard.  Upon adoption, the assets and liabilities on our consolidated balance sheet will materially increase as we recognize the rights and corresponding obligations related to our operating leases.  The standard is not expected to materially impact our cash flows or results of operations.  We expect to complete our assessment of the impact of adopting this standard in the fourth quarter of 2018.

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

Note 3.  Business Disposition

On April 18, 2018, we entered into an agreement to sell the businesses that manufacture and sell the products in our Tools and Test Equipment product line within our Industrial segment to Emerson Electric Co. for a purchase price of $810 million.  We completed this disposition on July 2, 2018 and expect to record an after-tax gain of approximately $400 million, subject to certain post-closing adjustments, in the third quarter of 2018.

At June 30, 2018, the assets and liabilities of these businesses met the criteria to be classified as held for sale, but did not qualify for presentation as a discontinued operation.  Accordingly, the assets and liabilities of these businesses are recorded at the lower of the carrying value or fair value, less cost to sell, in the current period, and are each presented on a single line in the Consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities classified as held for sale related to this disposition are as follows:

(In millions)	June 30, 2018
Assets
Accounts receivable, net	$71
Inventories	100
Property, plant and equipment, net	59
Goodwill	153
Other assets	24
Assets of businesses held for sale	$407
Liabilities
Accounts payable	$30
Other current liabilities	25
Other liabilities	11
Liabilities of businesses held for sale	$66

Note 4.  Retirement Plans

In the first quarter of 2018, we adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard requires companies to present only the service cost component of net periodic benefit cost in operating income in the same line as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net periodic benefit cost must be presented separately from service cost and excluded from operating income.  In addition, only the service cost component is eligible for capitalization into inventory.  The change in the amount capitalized into inventory was applied prospectively.  The reclassification of the other components of net periodic benefit cost (credit) to a separate line was applied retrospectively using a practical expedient that permits the usage of amounts previously disclosed in the pension and other postretirement benefit plan note for prior periods. As a result, we reclassified $(6) million and $(14) million of other components of net periodic benefit cost (credit) for the second quarter and first half of 2017, respectively, from Cost of sales to a separate line item in the Consolidated Statements of Operations.

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Pension Benefits
Service cost	$27	$25	$53	$50
Interest cost	76	81	153	161
Expected return on plan assets	(139)	(127)	(277)	(253)
Amortization of net actuarial loss	39	34	77	68
Amortization of prior service cost	3	4	7	8
Net periodic benefit cost	$6	$17	$13	$34
Postretirement Benefits Other Than Pensions
Service cost	$—	$—	$1	$1
Interest cost	3	3	5	6
Amortization of prior service credit	(1)	(2)	(3)	(4)
Net periodic benefit cost	$2	$1	$3	$3

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Basic weighted-average shares outstanding	253,904	267,114	257,200	268,802
Dilutive effect of stock options	3,273	2,185	3,262	2,274
Diluted weighted-average shares outstanding	257,177	269,299	260,462	271,076

Stock options to purchase 1.3 million shares of common stock are excluded from the calculation of diluted weighted-average shares outstanding for both the three and six months ended June 30, 2018, as their effect would have been anti-dilutive. Stock options to purchase 1.7 million shares of common stock are excluded from the calculation of diluted weighted-average shares outstanding for both the three and six months ended July 1, 2017, as their effect would have been anti-dilutive.

Note 6.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	June 30, 2018	December 30, 2017
Commercial	$931	$1,007
U.S. Government contracts, including foreign military sales	215	383
	1,146	1,390
Allowance for doubtful accounts	(25)	(27)
Total	$1,121	$1,363

Upon adoption of ASC 606, unbilled receivables, primarily related to U.S. Government contracts, totaling $203 million were reclassified from accounts receivable to contract assets or liabilities, depending on the net position of the contract as discussed in Note 15.  In addition, $71 million of accounts receivable, net was reclassified to assets of businesses held for sale at June 30, 2018 as disclosed in Note 3.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	June 30, 2018	December 30, 2017
Finance receivables	$792	$850
Allowance for losses	(29)	(31)
Total finance receivables, net	$763	$819

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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	June 30, 2018	December 30, 2017
Performing	$688	$733
Watchlist	50	56
Nonaccrual	54	61
Nonaccrual as a percentage of finance receivables	6.82%	7.18%
Less than 31 days past due	$705	$791
31-60 days past due	35	25
61-90 days past due	40	14
Over 90 days past due	12	20
60 + days contractual delinquency as a percentage of finance receivables	6.57%	4.00%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  Interest income recognized on impaired loans was not significant in the first half of 2018 or 2017.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	June 30, 2018	December 30, 2017
Recorded investment:
Impaired loans with related allowance for losses	$19	$24
Impaired loans with no related allowance for losses	35	70
Total	$54	$94
Unpaid principal balance	$63	$106
Allowance for losses on impaired loans	5	6
Average recorded investment	68	92

A summary of the allowance for losses on finance receivables, based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table specifically exclude leveraged leases in accordance with U.S. generally accepted accounting principles.

(In millions)	June 30, 2018	December 30, 2017
Allowance based on collective evaluation	$24	$25
Allowance based on individual evaluation	5	6
Finance receivables evaluated collectively	639	658
Finance receivables evaluated individually	54	94

Note 7.  Inventories

Inventories are composed of the following:

(In millions)	June 30, 2018	December 30, 2017
Finished goods	$1,725	$1,790
Work in process	1,483	2,238
Raw materials and components	717	804
	3,925	4,832
Progress/milestone payments	—	(682)
Total	$3,925	$4,150

Upon adoption of ASC 606, $199 million of inventories, net of progress/milestone payments, primarily related to our U.S. Government contracts, were reclassified from inventories to contract assets or liabilities depending on the net position of the contract as discussed in Note 15.  In addition, $100 million of inventories were reclassified to assets of businesses held for sale at June 30, 2018 as disclosed in Note 3.

Note 8.  Warranty Liability

Changes in our warranty liability are as follows:

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Beginning of period	$164	$138
Provision	34	35
Settlements	(39)	(36)
Acquisitions	1	28
Adjustments*	6	(9)
End of period	$166	$156

* Adjustments include changes to prior year estimates, new issues on prior year sales, reclassifications to held for sale and currency translation adjustments.

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At June 30, 2018 and December 30, 2017, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $497 million and $426 million, respectively.  At June 30, 2018, the fair value amounts of our foreign currency exchange contracts were a $9 million asset and a $6 million liability. At December 30, 2017, the fair value amounts of our foreign currency exchange contracts were a $13 million asset and a $7 million liability.

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

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	June 30, 2018		December 30, 2017
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,004)	$(3,018)	$(3,007)	$(3,136)
Finance group
Finance receivables, excluding leases	591	615	643	675
Debt	(809)	(787)	(824)	(799)

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

Note 10.  Shareholders’ Equity

A reconciliation of Shareholder’s equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 30, 2017	$33	$1,669	$(48)	$5,368	$(1,375)	$5,647
Adoption of ASC 606	—	—	—	90	—	90
Balance at December 31, 2017	33	1,669	(48)	5,458	(1,375)	5,737
Net income	—	—	—	413	—	413
Other comprehensive income	—	—	—	—	32	32
Share-based compensation activity	—	105	—	—	—	105
Dividends declared	—	—	—	(10)	—	(10)
Purchases of common stock	—	—	(915)	—	—	(915)
Balance at June 30, 2018	$33	$1,774	$(963)	$5,861	$(1,343)	$5,362

The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
For the six months ended June 30, 2018
Beginning of period	$(1,396)	$11	$10	$(1,375)
Other comprehensive income before reclassifications	—	(27)	(2)	(29)
Reclassified from Accumulated other comprehensive loss	62	—	(1)	61
Other comprehensive income	62	(27)	(3)	32
End of period	$(1,334)	$(16)	$7	$(1,343)
For the six months ended July 1, 2017
Beginning of period	$(1,505)	$(96)	$(4)	$(1,605)
Other comprehensive income before reclassifications	—	64	3	67
Reclassified from Accumulated other comprehensive loss	47	—	5	52
Other comprehensive income	47	64	8	119
End of period	$(1,458)	$(32)	$4	$(1,486)

The before and after-tax components of Other comprehensive income (loss) are presented below:

	June 30, 2018			July 1, 2017
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$39	$(9)	$30	$34	$(12)	$22
Amortization of prior service cost*	2	(1)	1	2	(1)	1
Pension and postretirement benefits adjustments, net	41	(10)	31	36	(13)	23
Deferred gains (losses) on hedge contracts:
Current deferrals	(4)	1	(3)	2	(1)	1
Reclassification adjustments	(1)	—	(1)	4	(1)	3
Deferred gains (losses) on hedge contracts, net	(5)	1	(4)	6	(2)	4
Foreign currency translation adjustments	(66)	(3)	(69)	39	3	42
Total	$(30)	$(12)	$(42)	$81	$(12)	$69
Six Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$77	$(18)	$59	$68	$(24)	$44
Amortization of prior service cost*	4	(1)	3	4	(1)	3
Pension and postretirement benefits adjustments, net	81	(19)	62	72	(25)	47
Deferred gains (losses) on hedge contracts:
Current deferrals	(2)	—	(2)	5	(2)	3
Reclassification adjustments	(1)	—	(1)	6	(1)	5
Deferred gains (losses) on hedge contracts, net	(3)	—	(3)	11	(3)	8
Foreign currency translation adjustments	(26)	(1)	(27)	60	4	64
Total	$52	$(20)	$32	$143	$(24)	$119

*These components of Other comprehensive income (loss) are included in the computation of net periodic pension cost.  See Note 11 of our 2017 Annual Report on Form 10-K for additional information.

Note 11.  Special Charges

In 2017, special charges were related to a 2016 restructuring plan and the Arctic Cat acquisition, which included both restructuring, integration and transaction costs. There were no special charges recorded in 2018.

Special charges recorded in 2017 are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Acquisition Integration/ Transaction Costs	Total Special Charges
For the three months ended July 1, 2017
Industrial	$—	$—	$3	$1	$4
Textron Aviation	4	7	—	—	11
Textron Systems	1	4	(7)	—	(2)
	$5	$11	$(4)	$1	$13
For the six months ended July 1, 2017
Industrial	$19	$—	$6	$4	$29
Textron Aviation	5	17	—	—	22
Textron Systems	1	4	(6)	—	(1)
	$25	$21	$—	$4	$50

Our restructuring reserve activity for the first half of 2018 is summarized below:
(In millions)			Severance Costs	Contract Terminations and Other	Total
Balance at December 30, 2017			$24	$20	$44
Cash paid			(17)	(6)	(23)
Provision for 2016 Plan			—	3	3
Reversals			(2)	—	(2)
Balance at June 30, 2018			$5	$17	$22

Both plans are substantially completed with approximately half of the remaining cash outlays of $22 million expected to be paid in the remainder of 2018.  Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

Note 12.  Income Taxes

Our effective tax rate for the second quarter and first half of 2018 was 13.8% and 13.6%, respectively. In the second quarter and first half of 2018, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to a $25 million benefit recognized upon the reassessment of our reserve for uncertain tax positions based on new information, including interactions with the tax authorities and recent audit settlements.  The effective tax rate for the first half of 2018 also reflects benefits recognized from audit settlements in the first quarter of 2018.

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

In the first half of 2018, we have not recorded any measurement period adjustments to the provisional estimates recorded at the end of 2017.  The final determination of the remeasurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.  Any subsequent adjustments to the provisional amounts will be recorded to current or deferred tax expense in the quarter of 2018 when the analysis is complete.

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are included in the table below:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues
Textron Aviation	$1,276	$1,171	$2,286	$2,141
Bell	831	825	1,583	1,522
Textron Systems	380	477	767	893
Industrial	1,222	1,113	2,353	2,105
Finance	17	18	33	36
Total revenues	$3,726	$3,604	$7,022	$6,697
Segment Profit
Textron Aviation	$104	$54	$176	$90
Bell	117	112	204	195
Textron Systems	40	42	90	62
Industrial	80	82	144	158
Finance	5	5	11	9
Segment profit	346	295	625	514
Corporate expenses and other, net	(51)	(31)	(78)	(58)
Interest expense, net for Manufacturing group	(35)	(36)	(69)	(70)
Special charges	—	(13)	—	(50)
Income from continuing operations before income taxes	$260	$215	$478	$336

Note 15. Revenues

Disaggregation of Revenues

Our revenues disaggregated by major product type for the three and six months ended June 30, 2018 are presented below:

(In millions)	Three Months Ended	Six Months Ended
Aircraft	$877	$1,511
Aftermarket parts and services	399	775
Textron Aviation	1,276	2,286
Military aircraft and support programs	533	1,020
Commercial helicopters, parts and services	298	563
Bell	831	1,583
Unmanned systems	161	331
Marine and land systems	69	161
Simulation, training and other	150	275
Textron Systems	380	767
Fuel systems and functional components	627	1,282
Specialized vehicles	475	823
Tools and test equipment	120	248
Industrial	1,222	2,353
Finance	17	33
Total revenues	$3,726	$7,022

Our revenues by customer type and geographic location for the three and six months ended June 30, 2018 are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended
Customer type:
Commercial	$1,191	$291	$107	$1,215	$17	$2,821
U.S. Government	85	540	273	7	—	905
Total revenues	$1,276	$831	$380	$1,222	$17	$3,726
Geographic location:
United States	$914	$543	$297	$590	$7	$2,351
International	362	288	83	632	10	1,375
Total revenues	$1,276	$831	$380	$1,222	$17	$3,726
Six months ended
Customer type:
Commercial	$2,164	$543	$234	$2,339	$33	$5,313
U.S. Government	122	1,040	533	14	—	1,709
Total revenues	$2,286	$1,583	$767	$2,353	$33	$7,022
Geographic location:
United States	$1,579	$1,052	$584	$1,086	$14	$4,315
International	707	531	183	1,267	19	2,707
Total revenues	$2,286	$1,583	$767	$2,353	$33	$7,022

Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts.  These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts.  At June 30, 2018, we had $8.2 billion in remaining performance obligations of which we expect to recognize revenues of approximately 67% through 2019, an additional 19% through 2021, and the balance thereafter.

Contract assets and liabilities

Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period.  At June 30, 2018, contract assets and liabilities totaled $405 million and $1.1 billion, respectively.  Upon adoption of ASC 606 on December 31, 2017, contract assets and liabilities related to our contracts with customers were $429 million and $1.0 billion, respectively.  During the second quarter and first half of 2018, we recognized $377 million and $699 million, respectively, in revenues that were included in the contract liability balance at the adoption date.

Reconciliation of ASC 606 to Prior Accounting Standards

The amount by which each financial statement line item is affected in 2018 as a result of applying the new accounting standard as discussed in Note 2 is presented below:

				June 30, 2018
(In millions)				As Reported	Effect of the adoption of ASC 606	Under Prior Accounting
Consolidated Balance Sheets
Accounts receivable, net				$1,121	$163	$1,284
Inventories				3,925	209	4,134
Other current assets				763	(413)	350
Property, plant and equipment, net				2,608	6	2,614
Other assets				1,869	40	1,909
Total Manufacturing group assets				13,454	5	13,459
Total assets				14,558	5	14,563
Other current liabilities				2,175	127	2,302
Total Manufacturing group liabilities				8,276	127	8,403
Total liabilities				9,196	127	9,323
Retained earnings				5,861	(122)	5,739
Total shareholders’ equity				5,362	(122)	5,240

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In millions, except per share amounts)	As Reported	Effect of the adoption of ASC 606	Under Prior Accounting	As Reported	Effect of the adoption of ASC 606	Under Prior Accounting
Consolidated Statements of Operations
Manufacturing revenues	$3,709	$(25)	$3,684	$6,989	$(246)	$6,743
Total revenues	3,726	(25)	3,701	7,022	(246)	6,776
Cost of sales	3,073	(5)	3,068	5,802	(203)	5,599
Income from continuing operations before income taxes	260	(20)	240	478	(43)	435
Income tax expense	36	(5)	31	65	(11)	54
Income from continuing operations	224	(15)	209	413	(32)	381
Net income	224	(15)	209	413	(32)	381
Basic earnings per share - continuing operations	$0.88	$(0.06)	$0.82	$1.61	$(0.13)	$1.48
Diluted earnings per share - continuing operations	0.87	(0.06)	0.81	1.59	(0.13)	1.46
Consolidated Statements of Comprehensive Income
Other comprehensive income (loss)	$(42)	$(15)	$(57)	$32	$(32)	$—
Comprehensive income	182	(15)	167	445	(32)	413

				Six Months Ended June 30, 2018
(In millions)				As Reported	Effect of the adoption of ASC 606	Under Prior Accounting
Consolidated Statements of Cash flows
Net income				$413	$(32)	$381
Income from continuing operations				413	(32)	381
Deferred income taxes				12	(11)	1
Accounts receivable, net				(42)	40	(2)
Inventories				(78)	(10)	(88)
Other assets				(38)	(28)	(66)
Other liabilities				(165)	41	(124)
Net cash provided by operating activities of continuing operations				398	—	398

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Revenues	$3,726	$3,604	3%	$7,022	$6,697	5%
Cost of sales	3,073	2,996	3%	5,802	5,588	4%
Selling and administrative expense	370	343	8%	697	652	7%
Gross margin percentage of Manufacturing revenues	17.1%	16.5%		17.0%	16.1%

An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 23 to 28.

At the beginning of 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective transition method applied to contracts that were not substantially complete at the end of 2017.  We recorded a $90 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of 2018, primarily related to certain long-term contracts our Bell segment has with the U.S. Government that converted to the cost-to-cost method for revenue recognition. Revenues in 2018 for our U.S. Government contracts are primarily recognized as costs are incurred, while revenues for 2017 were primarily recognized as units were delivered. The comparative information has not been restated and is reported under the accounting standards in effect for those periods.  A reconciliation of the financial statement line items impacted for the three and six months ended June 30, 2018 under ASC 606 to the prior accounting standards is provided in Note 15 to the Consolidated Financial Statements.

Revenues

Revenues increased $122 million, 3%, in the second quarter of 2018, compared with the second quarter of 2017, largely driven by increases in the Industrial, Textron Aviation and Bell segments, partially offset by lower revenues at the Textron Systems segment. The net revenue increase included the following factors:

•                 Higher Industrial revenues of $109 million, primarily due to higher volume of $75 million across all of the segment’s product lines and a favorable impact of $27 million from foreign exchange, primarily related to the Euro.

•                 Higher Textron Aviation revenues of $105 million, primarily due to higher volume and mix of $76 million, largely the result of higher commercial turboprop volume, and favorable pricing of $29 million.

•                 Higher Bell revenues of $6 million, primarily due to higher commercial revenues of $35 million, partially offset by lower military revenues of $29 million.

•                 Lower Textron Systems revenues of $97 million, largely reflecting lower volume, primarily due to the discontinuance of our sensor-fuzed weapon product in 2017 and lower volume of $54 million in the Marine and Land Systems product line.

Revenues increased $325 million, 5%, in the first half of 2018, compared with the first half of 2017, largely driven by increases in the Industrial, Textron Aviation and Bell segments, partially offset by lower revenues at the Textron Systems segment. The net revenue increase included the following factors:

•                 Higher Industrial revenues of $248 million, primarily due to higher volume of $109 million across all of the segment’s product lines, a favorable impact of $79 million from foreign exchange, primarily related to the Euro, and the impact from the Arctic Cat acquisition of $49 million.

•                 Higher Textron Aviation revenues of $145 million, primarily due to higher volume and mix of $93 million, largely the result of higher commercial turboprop volume, and favorable pricing of $52 million.

•                 Higher Bell revenues of $61 million, largely due to higher military revenues.

•                 Lower Textron Systems revenues of $126 million, largely reflecting lower volume, primarily due to the discontinuance of our sensor-fuzed weapon product in 2017.

Cost of Sales and Selling and Administrative Expense

Cost of sales increased $77 million, 3%, and $214 million, 4%, in the second quarter and first half of 2018, respectively, compared with the corresponding periods of 2017, largely due to higher net volume described above and an unfavorable foreign exchange impact largely within our Industrial segment.  In the first half of 2018, cost of sales also included an increase related to the Arctic Cat acquisition.  Gross margin as a percentage of Manufacturing revenues increased 60 and 90 basis points in the second quarter and first half of 2018, respectively, primarily due to improved margins at the Textron Aviation segment, reflecting higher volume and mix and favorable pricing. The first half of 2018 was also impacted by improved margins at the Textron Systems segment largely due to a 2017 unfavorable program adjustment for the TAPV program, partially offset by lower margin at the Industrial segment, which included the impact from the Arctic Cat acquisition.

Selling and administrative expense increased $27 million, 8%, and $45 million, 7%, in the second quarter and first half of 2018, respectively, compared with the corresponding periods of 2017, primarily due to higher share-based compensation expense.  The first half of 2018 also reflected higher selling and administrative expenses at the Bell segment.

Income Taxes

Our effective tax rate for the second quarter and first half of 2018 was 13.8% and 13.6%, respectively. In the second quarter and first half of 2018, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to a $25 million benefit recognized upon the reassessment of our reserve for uncertain tax positions based on new information, including interactions with the tax authorities and recent audit settlements.  The effective tax rate for the first half of 2018 also reflects benefits recognized from audit settlements in the first quarter of 2018.

Backlog

Our backlog is summarized below:

(In millions)	June 30, 2018	December 30, 2017
Bell	$5,482	$4,598
Textron Aviation	1,563	1,180
Textron Systems	1,178	1,406
Total backlog	$8,223	$7,184

Bell’s backlog increased $884 million in the first half of 2018.  New contracts received in excess of revenues recognized totaled $1.6 billion, which primarily reflected an increase of $2.2 billion for Bell’s portion of a third multi-year V-22 contract for the production and delivery of 58 units along with related supplies and services through 2024.  This was partially offset by a decrease of approximately $760 million upon the adoption of ASC 606 at the beginning of 2018, largely resulting from the acceleration of revenues upon conversion to the cost-to-cost method of revenue recognition.

Backlog at Textron Aviation increased $383 million in the first half of 2018 as a result of orders in excess of deliveries and an increase of approximately $170 million upon the adoption of ASC 606. Textron Systems backlog decreased $228 million in the first half of 2018 as revenues recognized exceeded new contracts.

At June 30, 2018, backlog includes amounts that have been formally appropriated under contracts with the U.S. Government and certain other agreements that meet the contract criteria under ASC 606 that had previously been excluded from backlog.  For both periods, backlog excludes unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts.

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

Approximately 24% of our 2017 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program.  For our segments that contract with the U.S. Government, changes in revenue related to these contracts are expressed in terms of volume.  Revenues in 2018 for our U.S. Government contracts are primarily recognized as costs are incurred, while revenues for 2017 were primarily recognized as units were delivered. Changes in segment profit are typically expressed in terms of volume and performance, which includes cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees and other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance.

Textron Aviation

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues:
Aircraft	$877	$775	$1,511	$1,374
Aftermarket parts and services	399	396	775	767
Total revenues	1,276	1,171	2,286	2,141
Operating expenses	1,172	1,117	2,110	2,051
Segment profit	104	54	176	90
Profit margin	8.2%	4.6%	7.7%	4.2%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q2 2018 versus Q2 2017	YTD 2018 versus YTD 2017
Volume and mix	$76	$93
Pricing	29	52
Total change	$105	$145

Textron Aviation’s revenues increased $105 million, 9%, and $145 million, 7%, in the second quarter and first half of 2018, respectively, compared with the corresponding periods of 2017.  The increase in revenues was primarily due to higher volume and mix of $76 million and $93 million, respectively, largely related to higher commercial turboprop volume, and favorable pricing of $29 million and $52 million, respectively.  We delivered 48 Citation jets and 47 commercial turboprops in the second quarter of 2018, compared with 46 Citation jets and 33 commercial turboprops in the second quarter of 2017.  We delivered 84 Citation jets and 76 commercial turboprops in the first half of 2018, compared with 81 Citation jets and 53 commercial turboprops in the first half of 2017.

Textron Aviation’s operating expenses increased $55 million, 5%, and $59 million, 3%, in the second quarter and first half of 2018, respectively, compared with the corresponding periods of 2017, largely due to higher volume described above.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q2 2018 versus Q2 2017	YTD 2018 versus YTD 2017
Volume and mix	$33	$48
Pricing, net of inflation	20	29
Performance	(3)	9
Total change	$50	$86

Segment profit at Textron Aviation increased $50 million and $86 million in the second quarter and first half of 2018, respectively, compared with the corresponding periods of 2017, primarily due to higher volume and mix described above and a favorable impact from pricing, net of inflation, of $20 million and $29 million, respectively.

Bell

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues:
Military aircraft and support programs	$533	$562	$1,020	$965
Commercial helicopters, parts and services	298	263	563	557
Total revenues	831	825	1,583	1,522
Operating expenses	714	713	1,379	1,327
Segment profit	117	112	204	195
Profit margin	14.1%	13.6%	12.9%	12.8%

Bell’s military revenues include two major U.S. Government programs for the V-22 tiltrotor aircraft and the H-1 helicopter, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q2 2018 versus Q2 2017	YTD 2018 versus YTD 2017
Volume and mix	$2	$53
Other	4	8
Total change	$6	$61

Bell’s revenues increased $6 million, in the second quarter of 2018, compared with the second quarter of 2017, largely due to higher commercial revenues of $35 million, partially offset by a $29 million decrease in military revenues. We delivered 57 commercial helicopters in the second quarter of 2018, compared with 21 commercial helicopters in the second quarter of 2017.

In the first half of 2018, Bell’s revenues increased $61 million, 4%, compared with the first half of 2017, largely due to higher military revenues of $55 million and higher commercial revenues of $6 million. We delivered 103 commercial helicopters in the first half of 2018, compared with 48 commercial helicopters in the first half of 2017.

Bell’s operating expenses were largely unchanged in the second quarter of 2018, compared with the second quarter of 2017, as improved performance on military programs described below was largely offset by unfavorable performance associated with certain commercial aircraft programs and higher selling and administrative costs.

Bell’s operating expenses increased $52 million, 4%, in the first half of 2018, compared with the first half of 2017, primarily due to higher volume and mix described above, higher selling and administrative costs and unfavorable performance associated with certain commercial aircraft programs, partially offset by improved performance on military programs described below.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q2 2018 versus Q2 2017	YTD 2018 versus YTD 2017
Volume and mix	$4	$17
Performance and other	1	(8)
Total change	$5	$9

Bell’s segment profit increased $5 million, 4%, in the second quarter of 2018, compared with the second quarter of 2017.  Performance and other included $26 million of improved performance on military programs reflecting retirements of risk related to cost estimates, partially offset by the mix of lower margin contract revenues.  Performance and other also included unfavorable performance associated with certain commercial programs and higher selling and administrative costs.

Bell’s segment profit increased $9 million, 5%, in the first half of 2018, compared with the first half of 2017, primarily due to higher volume and mix described above, partially offset by an unfavorable impact of $8 million from performance and other.  Performance and other included $31 million of improved performance on military programs reflecting retirements of risk related to cost estimates, partially offset by the mix of lower margin contract revenues.  Performance and other also included higher selling and administrative costs and unfavorable performance associated with certain commercial aircraft programs.

Textron Systems

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues	$380	$477	$767	$893
Operating expenses	340	435	677	831
Segment profit	40	42	90	62
Profit margin	10.5%	8.8%	11.7%	6.9%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q2 2018 versus Q2 2017	YTD 2018 versus YTD 2017
Volume	$(98)	$(128)
Other	1	2
Total change	$(97)	$(126)

Revenues at Textron Systems decreased $97 million, 20%, in the second quarter of 2018, compared with the second quarter of 2017, largely due to lower volume of $98 million.  The lower volume was primarily due to the discontinuance of our sensor-fuzed weapon product in 2017 and lower volume of $54 million in the Marine and Land Systems product line largely resulting from lower TAPV deliveries.

In the first half of 2018, revenues at Textron Systems decreased $126 million, 14%, compared with the first half of 2017, largely due to lower volume of $128 million, primarily due to the discontinuance of our sensor-fuzed weapon product in 2017.

Textron Systems’ operating expenses decreased $95 million, 22%, in the second quarter of 2018, compared with the second quarter of 2017, primarily due to lower net volume described above.  In the first half of 2018, operating expenses decreased $154 million, 19%, compared with the first half of 2017, primarily due to lower volume described above and the impact from an unfavorable program adjustment recorded in the first quarter of 2017 described below.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q2 2018 versus Q2 2017	YTD 2018 versus YTD 2017
Performance and other	$11	$48
Volume and mix	(13)	(20)
Total change	$(2)	$28

Textron Systems’ segment profit decreased $2 million, 5%, in the second quarter of 2018, compared with the second quarter of 2017, primarily due to lower net volume as described above, partially offset by favorable performance and other of $11 million.

Textron Systems’ segment profit increased $28 million, 45%, in the first half of 2018, compared with the first half of 2017, primarily due to favorable performance and other of $48 million, partially offset by lower net volume described above. Performance and other includes an unfavorable program adjustment recorded in the first quarter of 2017 of $24 million related to the TAPV program, which experienced inefficiencies resulting from production issues.

Industrial

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues:
Fuel Systems and Functional Components	$627	$591	$1,282	$1,194
Other Industrial	595	522	1,071	911
Total revenues	1,222	1,113	2,353	2,105
Operating expenses	1,142	1,031	2,209	1,947
Segment profit	80	82	144	158
Profit margin	6.6%	7.4%	6.1%	7.5%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q2 2018 versus Q2 2017	YTD 2018 versus YTD 2017
Volume	$75	$109
Foreign exchange	27	79
Acquisitions	—	49
Other	7	11
Total change	$109	$248

Industrial segment revenues increased $109 million, 10%, in the second quarter of 2018, compared with the second quarter of 2017, primarily due to higher volume of $75 million across all of the segment’s product lines and a favorable impact of $27 million from foreign exchange, primarily related to the strengthening of the Euro against the U.S. dollar.

In the first half of 2018, Industrial segment revenues increased $248 million, 12%, compared with the first half of 2017, primarily due to higher volume of $109 million across all of the segment’s product lines, a favorable impact of $79 million from foreign exchange, primarily related to the strengthening of the Euro against the U.S. dollar, and the impact of $49 million from the acquisition of Arctic Cat on March 6, 2017.

Operating expenses for the Industrial segment increased $111 million, 11%, and $262 million, 13%, in the second quarter and first half of 2018, respectively, compared with the corresponding periods of 2017, primarily due to additional operating expenses from higher volume described above and the impact from foreign exchange. The increase in operating expenses in the first half of 2018 also reflected additional operating expenses from the Arctic Cat acquisition.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q2 2018 versus Q2 2017	YTD 2018 versus YTD 2017
Performance and other	$(1)	$(8)
Volume and mix	(1)	(6)
Total change	$(2)	$(14)

Segment profit for the Industrial segment decreased $2 million, 2%, in the second quarter of 2018, compared with the second quarter of 2017, despite the higher revenues, primarily due to the mix of products sold in the period.

Segment profit for the Industrial segment decreased $14 million, 9%, in the first half of 2018, compared with the first half of 2017, reflecting additional operating expenses from Arctic Cat in the first half of 2018 due to the timing of the acquisition and the seasonality of the outdoor powersports business.  The unfavorable volume and mix was primarily due to the mix of products sold in the period.

On April 18, 2018, we entered into a definitive agreement to sell the businesses that manufacture and sell the products in our Tools and Test Equipment product line within our Industrial segment to Emerson Electric Co.  We completed the disposition of these businesses on July 2, 2018.

Finance

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues	$17	$18	$33	$36
Segment profit	5	5	11	9

Finance segment revenues and profit were largely unchanged in the second quarter and first half of 2018, respectively, compared with the corresponding periods of 2017. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	June 30, 2018	December 30, 2017
Finance receivables	$792	$850
Nonaccrual finance receivables	54	61
Ratio of nonaccrual finance receivables to finance receivables	6.82%	7.18%
60+ days contractual delinquency	$52	$34
60+ days contractual delinquency as a percentage of finance receivables	6.57%	4.00%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	June 30, 2018	December 30, 2017
Manufacturing group
Cash and equivalents	$554	$1,079
Debt	3,079	3,088
Shareholders’ equity	5,362	5,647
Capital (debt plus shareholders’ equity)	8,441	8,735
Net debt (net of cash and equivalents) to capital	32%	26%
Debt to capital	36%	35%
Finance group
Cash and equivalents	$177	$183
Debt	809	824

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

Textron has a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At June 30, 2018, there were no amounts borrowed against the facility. We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Operating activities	$415	$248
Investing activities	(51)	(467)
Financing activities	(882)	28

Cash flows from operating activities increased $167 million during the first half of 2018, compared with the first half of 2017, primarily reflecting higher earnings and a dividend of $50 million received from the Finance group in the first quarter of 2018.

Investing cash flows included capital expenditures of $159 million and $161 million in the first half of 2018 and 2017, respectively, partially offset by net proceeds received from corporate-owned life insurance policies of $98 million and $22 million, respectively. In the first half of 2017, investing activities also reflected a $316 million aggregate cash payment, including the repayment of debt and net of cash acquired, for the Arctic Cat acquisition.

In the first half of 2018, cash flows used in financing activities primarily included $915 million of cash paid to repurchase an aggregate of 14.6 million shares of our outstanding common stock under a prior 2017 share repurchase authorization and a new 2018 share repurchase authorization as disclosed below.  In the first half of 2017, cash flows from financing activities primarily included proceeds from long-term debt of $347 million, partially offset by $329 million of cash paid to repurchase an aggregate of 7.0 million shares of our outstanding common stock under a 2017 share repurchase authorization.

On April 16, 2018, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock.  This repurchase plan is sufficient for repurchases related to the disposition of the Tools and Test product line as disclosed in Note 3 to the Consolidated Financial Statements, as well as to continue our practice of repurchasing shares to offset the impact of dilution from stock-based compensation and benefit plans, and for opportunistic capital management purposes. The new authorization replaced the previous plan, approved in January 2017, which was nearing completion.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Operating activities	$5	$(40)
Investing activities	73	116
Financing activities	(84)	(46)

The Finance group’s cash flows used in operating activities included net tax payments of $48 million for the first half of 2017.  Cash flows from investing activities primarily included collections on finance receivables totaling $112 million and $158 million in the first half of 2018 and 2017, respectively, partially offset by finance receivable originations of $61 million and $74 million, respectively.  Financing activities in the first half of 2018 reflected a dividend payment of $50 million to the Manufacturing group. In addition, cash flows used for financing activities included payments on long-term and nonrecourse debt of $34 million and $74 million in the first half of 2018 and 2017, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Operating activities	$398	$267
Investing activities	(6)	(410)
Financing activities	(916)	(18)

In the first half of 2018, consolidated cash flows from operating activities increased $131 million, compared with the first half of 2017, primarily reflecting higher earnings, partially offset by a decrease in cash flows of $34 million related to captive financing activities.

Investing cash flows included capital expenditures of $159 million and $161 million in the first half of 2018 and 2017, respectively, partially offset by net proceeds received from corporate-owned life insurance policies of $98 million and $22 million, respectively. In the first half of 2017, investing activities also reflected a $316 million aggregate cash payment, including the repayment of debt and net of cash acquired, for the Arctic Cat acquisition.

Financing activities in the first half of 2018 primarily included $915 million in cash paid to repurchase an aggregate of 14.6 million shares of our outstanding common stock under a prior 2017 share repurchase authorization and a new 2018 share repurchase authorization as discussed above.  In the first half of 2017, cash flows used in financing activities primarily included share repurchases of $329 million and payments on long-term debt and nonrecourse debt of $74 million, partially offset by proceeds from long-term debt of $375 million.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Reclassification adjustments from investing activities:
Cash received from customers	$87	$134
Finance receivable originations for Manufacturing group inventory sales	(61)	(74)
Other	2	(1)
Total reclassification adjustments from investing activities	28	59
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(50)	—
Total reclassification adjustments to operating activities	$(22)	$59

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

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gross favorable	$70	$23	$126	$43
Gross unfavorable	(6)	(14)	(22)	(46)
Net adjustments	$64	$9	$104	$(3)

No individual adjustment was material to our Consolidated Statements of Operations for the three and six months ended June 30, 2018 and July 1, 2017. Due to the significance of judgment in the estimation process described above, it is likely that materially different revenues and/or cost of sales amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.  Our earnings could be reduced by a material amount resulting in a charge to earnings if (a) total estimated contract costs are significantly higher than expected due to changes in customer specifications prior to contract amendment, (b) total estimated contract costs are significantly higher than previously estimated due to cost overruns or inflation, (c) there is a change in engineering efforts required during the development stage of the contract or (d) we are unable to meet contract milestones.

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

•                 The impact of changes in tax legislation (including the recently enacted Tax Cuts and Jobs Act); and

•                 Risks related to the timing and scope of future repurchases of our common stock.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the fiscal quarter ended June 30, 2018. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2017 Annual Report on Form 10-K.

Item 4.      Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 30, 2018.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information about our second quarter 2018 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plans *	Maximum Number of Shares that may yet be Purchased under the 2018 Plan*
April 1, 2018 – May 5, 2018	2,600	$62.80	2,600	37,800
May 6, 2018 – June 2, 2018	3,125	65.59	3,125	34,675
June 3, 2018 – June 30, 2018	3,012	67.26	3,012	31,663
Total	8,737	$65.34	8,737

* On April 16, 2018, Textron’s Board of Directors authorized a new share repurchase plan under which Textron is authorized to repurchase up to 40 million shares of Textron common stock. This plan replaced the previous plan, approved in January 2017, which was nearing completion. Under the 2017 plan, 400,000 shares were repurchased during the period April 1, 2018 through April 15, 2018, with the remainder purchased pursuant to the new plan. The new plan has no expiration date.

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

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 26, 2018	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)