Form 10-Q
period 2018-09-29
TEXTRON INC
filed 2018-10-25
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

As of October 12, 2018, there were 242,961,492 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended September 29, 2018

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues
Manufacturing revenues	$3,185	$3,466	$10,174	$10,127
Finance revenues	15	18	48	54
Total revenues	3,200	3,484	10,222	10,181
Costs, expenses and other
Cost of sales	2,687	2,884	8,489	8,472
Selling and administrative expense	307	335	1,004	987
Interest expense	41	44	124	129
Gain on business disposition	(444)	—	(444)	—
Special charges	—	25	—	75
Other components of net periodic benefit cost (credit)	(19)	(7)	(57)	(21)
Total costs, expenses and other	2,572	3,281	9,116	9,642
Income from continuing operations before income taxes	628	203	1,106	539
Income tax expense	65	44	130	127
Income from continuing operations	563	159	976	412
Income from discontinued operations, net of income taxes	—	—	—	1
Net income	$563	$159	$976	$413
Basic earnings per share
Continuing operations	$2.29	$0.60	$3.85	$1.54
Discontinued operations	—	—	—	—
Basic earnings per share	$2.29	$0.60	$3.85	$1.54
Diluted earnings per share
Continuing operations	$2.26	$0.60	$3.80	$1.53
Discontinued operations	—	—	—	—
Diluted earnings per share	$2.26	$0.60	$3.80	$1.53
Dividends per share
Common stock	$0.02	$0.02	$0.06	$0.06

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$563	$159	$976	$413
Other comprehensive income, net of taxes:
Pension and postretirement benefits adjustments, net of reclassifications	38	23	100	70
Foreign currency translation adjustments, net of reclassifications	7	34	(20)	98
Deferred gains on hedge contracts, net of reclassifications	1	10	(2)	18
Other comprehensive income	46	67	78	186
Comprehensive income	$609	$226	$1,054	$599

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	September 29, 2018	December 30, 2017
Assets
Manufacturing group
Cash and equivalents	$1,150	$1,079
Accounts receivable, net	1,026	1,363
Inventories	4,030	4,150
Other current assets	706	435
Total current assets	6,912	7,027
Property, plant and equipment, less accumulated depreciation and amortization of $4,165 and $4,120, respectively	2,593	2,721
Goodwill	2,209	2,364
Other assets	1,868	2,059
Total Manufacturing group assets	13,582	14,171
Finance group
Cash and equivalents	143	183
Finance receivables, net	786	819
Other assets	158	167
Total Finance group assets	1,087	1,169
Total assets	$14,669	$15,340
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$9	$14
Accounts payable	1,104	1,205
Other current liabilities	2,310	2,441
Total current liabilities	3,423	3,660
Other liabilities	1,733	2,006
Long-term debt	3,069	3,074
Total Manufacturing group liabilities	8,225	8,740
Finance group
Other liabilities	113	129
Debt	788	824
Total Finance group liabilities	901	953
Total liabilities	9,126	9,693
Shareholders’ equity
Common stock	33	33
Capital surplus	1,819	1,669
Treasury stock	(1,431)	(48)
Retained earnings	6,419	5,368
Accumulated other comprehensive loss	(1,297)	(1,375)
Total shareholders’ equity	5,543	5,647
Total liabilities and shareholders’ equity	$14,669	$15,340
Common shares outstanding (in thousands)	242,892	261,471

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 29, 2018 and September 30, 2017, respectively

	Consolidated
(In millions)	2018	2017
Cash flows from operating activities
Net income	$976	$413
Less: Income from discontinued operations	—	1
Income from continuing operations	976	412
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	322	332
Gain on business disposition	(444)	—
Deferred income taxes	25	140
Asset impairments	—	25
Other, net	88	73
Changes in assets and liabilities:
Accounts receivable, net	56	(220)
Inventories	(190)	88
Other assets	(28)	(17)
Accounts payable	(68)	(178)
Other liabilities	(80)	(44)
Income taxes, net	44	(40)
Pension, net	(7)	(276)
Captive finance receivables, net	4	76
Other operating activities, net	(1)	(6)
Net cash provided by operating activities of continuing operations	697	365
Net cash used in operating activities of discontinued operations	(1)	(24)
Net cash provided by operating activities	696	341
Cash flows from investing activities
Net proceeds from business disposition	807	—
Capital expenditures	(233)	(276)
Net proceeds from corporate-owned life insurance policies	98	20
Net cash used in acquisitions	(3)	(330)
Finance receivables repaid	25	27
Other investing activities, net	40	48
Net cash provided by (used in) investing activities	734	(511)
Cash flows from financing activities
Proceeds from long-term debt	—	682
Principal payments on long-term debt and nonrecourse debt	(60)	(116)
Purchases of Textron common stock	(1,383)	(451)
Dividends paid	(15)	(16)
Other financing activities, net	68	38
Net cash provided by (used in) financing activities	(1,390)	137
Effect of exchange rate changes on cash and equivalents	(9)	29
Net increase (decrease) in cash and equivalents	31	(4)
Cash and equivalents at beginning of period	1,262	1,298
Cash and equivalents at end of period	$1,293	$1,294

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Nine Months Ended September 29, 2018 and September 30, 2017, respectively

	Manufacturing Group		Finance Group
(In millions)	2018	2017	2018	2017
Cash flows from operating activities
Net income	$959	$400	$17	$13
Less: Income from discontinued operations	—	1	—	—
Income from continuing operations	959	399	17	13
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	316	322	6	10
Gain on business disposition	(444)	—	—	—
Deferred income taxes	29	141	(4)	(1)
Asset impairments	—	25	—	—
Other, net	83	75	5	(2)
Changes in assets and liabilities:
Accounts receivable, net	56	(220)	—	—
Inventories	(186)	89	—	—
Other assets	(27)	(12)	(1)	(5)
Accounts payable	(68)	(178)	—	—
Other liabilities	(77)	(36)	(3)	(8)
Income taxes, net	51	4	(7)	(44)
Pension, net	(7)	(276)	—	—
Dividends received from Finance group	50	—	—	—
Other operating activities, net	(1)	(6)	—	—
Net cash provided by (used in) operating activities of continuing operations	734	327	13	(37)
Net cash used in operating activities of discontinued operations	(1)	(24)	—	—
Net cash provided by (used in) operating activities	733	303	13	(37)
Cash flows from investing activities
Net proceeds from business disposition	807	—	—	—
Capital expenditures	(233)	(276)	—	—
Net proceeds from corporate-owned life insurance policies	98	20	—	—
Net cash used in acquisitions	(3)	(330)	—	—
Finance receivables repaid	—	—	160	220
Finance receivables originated	—	—	(131)	(117)
Other investing activities, net	12	7	24	40
Net cash provided by (used in) investing activities	681	(579)	53	143
Cash flows from financing activities
Proceeds from long-term debt	—	645	—	37
Principal payments on long-term debt and nonrecourse debt	(4)	(3)	(56)	(113)
Purchases of Textron common stock	(1,383)	(451)	—	—
Dividends paid	(15)	(16)	(50)	—
Other financing activities, net	68	39	—	(1)
Net cash provided by (used in) financing activities	(1,334)	214	(106)	(77)
Effect of exchange rate changes on cash and equivalents	(9)	29	—	—
Net increase (decrease) in cash and equivalents	71	(33)	(40)	29
Cash and equivalents at beginning of period	1,079	1,137	183	161
Cash and equivalents at end of period	$1,150	$1,104	$143	$190

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

At the beginning of 2018, we adopted Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance on the classification of certain cash flows and requires companies to classify cash proceeds received from the settlement of corporate-owned life insurance as cash inflows from investing activities. The standard is required to be adopted on a retrospective basis. Prior to adoption of this standard, we classified these proceeds as operating activities in the Consolidated Statements of Cash Flows. Upon adoption, we reclassified $20 million of net cash proceeds for the first nine months of 2017 from operating activities to investing activities.

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

Note 2.  Summary of Significant Accounting Policies Update

Our significant accounting policies are included in Note 1 of our Annual Report on Form 10-K for the year ended December 30, 2017.  On December 31, 2017, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606).  Significant changes to our policies resulting from the adoption are provided below. We adopted ASC 606 using the modified retrospective transition method applied to contracts that were not substantially complete at the end of 2017.  We recorded a $90 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of 2018, primarily related to certain long-term contracts our Bell segment has with the U.S. Government that converted to the cost-to-cost method for revenue recognition.  The comparative information has not been restated and is reported under the accounting standards in effect for those periods.  A reconciliation of the financial statement line items impacted for the three and nine months ended September 29, 2018 under ASC 606 to the prior accounting standards is provided in Note 15.

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

In the third quarter of 2018 and 2017, our cumulative catch-up adjustments increased segment profit by $63 million and $5 million, respectively, and net income by $48 million and $3 million, respectively ($0.19 and $0.01 per diluted share, respectively). For the third quarter of 2018 and 2017, the gross favorable adjustments totaled $79 million and $20 million, respectively, and the gross unfavorable adjustments totaled $16 million and $15 million, respectively.

In the first nine months of 2018 and 2017, our cumulative catch-up adjustments increased segment profit by $167 million and $2 million, respectively, and net income by $127 million and $1 million, respectively ($0.49 and $0.00 per diluted share, respectively). For the first nine months of 2018 and 2017, the gross favorable adjustments totaled $205 million and $63 million, respectively, and the gross unfavorable adjustments totaled $38 million and $61 million, respectively.

No individual adjustment was material to our Consolidated Statements of Operations for the third quarter and first nine months of 2018 and 2017.  We recognized revenue from performance obligations satisfied in prior periods of approximately $55 million and $159 million during the three and nine months ended September 29, 2018, which related to changes in profit booking rates that impacted revenue.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases, that requires lessees to recognize all leases with a term greater than 12 months on the balance sheet as right-to-use assets and lease liabilities.  Under current accounting guidance, we are not required to recognize assets and liabilities arising from operating leases on the balance sheet. The new standard is effective for our company at the beginning of 2019.  The original guidance requires application of the standard on a modified retrospective basis at the earliest period presented.  In July 2018, the FASB issued ASU No. 2018-11, which provides an alternate transition method that allows for application of the standard at the effective date without adjustment to comparative periods. We plan to elect this alternate transition method.

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

Note 3.  Business Disposition

On April 18, 2018, we entered into an agreement to sell the businesses that manufacture and sell the products in our Tools and Test Equipment product line within our Industrial segment to Emerson Electric Co.  We completed this disposition on July 2, 2018 and received net cash proceeds of $807 million.  In the third quarter of 2018, we recorded an after-tax gain of $410 million, subject to post-closing adjustments. The carrying amounts by major classes of assets and liabilities that were related to this disposition are as follows:

(In millions)	July 2, 2018
Assets
Accounts receivable, net	$71
Inventories	100
Property, plant and equipment, net	59
Goodwill	153
Other assets	24
Total Assets	$407
Liabilities
Accounts payable	$30
Other current liabilities	25
Other liabilities	11
Total Liabilities	$66

Note 4.  Retirement Plans

In the first quarter of 2018, we adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard requires companies to present only the service cost component of net periodic benefit cost in operating income in the same line as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net periodic benefit cost must be presented separately from service cost and excluded from operating income.  In addition, only the service cost component is eligible for capitalization into inventory.  The change in the amount capitalized into inventory was applied prospectively.  The reclassification of the other components of net periodic benefit cost (credit) to a separate line was applied retrospectively using a practical expedient that permits the usage of amounts previously disclosed in the pension and other postretirement benefit plan note for prior periods. As a result, we reclassified $(7) million and $(21) million of other components of net periodic benefit cost (credit) for the third quarter and first nine months of 2017, respectively, from Cost of sales to a separate line item in the Consolidated Statements of Operations.

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost for these plans are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Pension Benefits
Service cost	$26	$25	$79	$75
Interest cost	77	81	230	242
Expected return on plan assets	(138)	(127)	(415)	(380)
Amortization of net actuarial loss	38	34	115	102
Amortization of prior service cost	4	4	11	12
Net periodic benefit cost	$7	$17	$20	$51
Postretirement Benefits Other Than Pensions
Service cost	$1	$1	$2	$2
Interest cost	2	3	7	9
Amortization of prior service credit	(2)	(2)	(5)	(6)
Net periodic benefit cost	$1	$2	$4	$5

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Basic weighted-average shares outstanding	246,136	264,624	253,512	267,409
Dilutive effect of stock options	3,242	2,365	3,268	2,325
Diluted weighted-average shares outstanding	249,378	266,989	256,780	269,734

For the three and nine months ended September 29, 2018, there were no stock options excluded from the calculation of diluted weighted-average shares outstanding.  Stock options to purchase 1.5 million and 1.2 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2017, respectively, as their effect would have been anti-dilutive.

Note 6.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	September 29, 2018	December 30, 2017
Commercial	$895	$1,007
U.S. Government contracts, including foreign military sales	156	383
	1,051	1,390
Allowance for doubtful accounts	(25)	(27)
Total	$1,026	$1,363

Upon adoption of ASC 606, unbilled receivables, primarily related to U.S. Government contracts, totaling $203 million were reclassified from accounts receivable to contract assets or liabilities, depending on the net position of the contract as discussed in Note 15. In addition, $71 million of accounts receivable, net were sold in the third quarter of 2018 as a result of a business disposition as disclosed in Note 3.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	September 29, 2018	December 30, 2017
Finance receivables	$815	$850
Allowance for losses	(29)	(31)
Total finance receivables, net	$786	$819

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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	September 29, 2018	December 30, 2017
Performing	$723	$733
Watchlist	48	56
Nonaccrual	44	61
Nonaccrual as a percentage of finance receivables	5.40%	7.18%
Less than 31 days past due	$752	$791
31-60 days past due	22	25
61-90 days past due	32	14
Over 90 days past due	9	20
60 + days contractual delinquency as a percentage of finance receivables	5.03%	4.00%

Impaired Loans

On a quarterly basis, we evaluate individual finance receivables for impairment in non-homogeneous portfolios and larger balance accounts in homogeneous loan portfolios.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.  Interest income recognized on impaired loans was not significant in the first nine months of 2018 or 2017.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	September 29, 2018	December 30, 2017
Recorded investment:
Impaired loans with related allowance for losses	$14	$24
Impaired loans with no related allowance for losses	30	70
Total	$44	$94
Unpaid principal balance	$54	$106
Allowance for losses on impaired loans	4	6
Average recorded investment	62	92

A summary of the allowance for losses on finance receivables, based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table specifically exclude leveraged leases in accordance with U.S. generally accepted accounting principles.

(In millions)	September 29, 2018	December 30, 2017
Allowance based on collective evaluation	$25	$25
Allowance based on individual evaluation	4	6
Finance receivables evaluated collectively	671	658
Finance receivables evaluated individually	44	94

Note 7.  Inventories

Inventories are composed of the following:

(In millions)	September 29, 2018	December 30, 2017
Finished goods	$1,740	$1,790
Work in process	1,540	2,238
Raw materials and components	750	804
	4,030	4,832
Progress/milestone payments	—	(682)
Total	$4,030	$4,150

Upon adoption of ASC 606, $199 million of inventories, net of progress/milestone payments, primarily related to our U.S. Government contracts, were reclassified from inventories to contract assets or liabilities depending on the net position of the contract as discussed in Note 15. In addition, $100 million of inventories were sold in the third quarter of 2018 as a result of a business disposition as disclosed in Note 3.

Note 8.  Warranty Liability

Changes in our warranty liability are as follows:

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Beginning of period	$164	$138
Provision	50	54
Settlements	(60)	(55)
Acquisitions	1	32
Adjustments*	—	(2)
End of period	$155	$167

* Adjustments include changes to prior year estimates, new issues on prior year sales, business dispositions and currency translation adjustments.

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At September 29, 2018 and December 30, 2017, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $428 million and $426 million, respectively.  At September 29, 2018, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and a $2 million liability. At December 30, 2017, the fair value amounts of our foreign currency exchange contracts were a $13 million asset and a $7 million liability.

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

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	September 29, 2018		December 30, 2017
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,004)	$(3,004)	$(3,007)	$(3,136)
Finance group
Finance receivables, excluding leases	614	642	643	675
Debt	(788)	(756)	(824)	(799)

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

Note 10.  Shareholders’ Equity

A reconciliation of Shareholder’s equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 30, 2017	$33	$1,669	$(48)	$5,368	$(1,375)	$5,647
Adoption of ASC 606	—	—	—	90	—	90
Balance at December 31, 2017	33	1,669	(48)	5,458	(1,375)	5,737
Net income	—	—	—	976	—	976
Other comprehensive income	—	—	—	—	78	78
Share-based compensation activity	—	150	—	—	—	150
Dividends declared	—	—	—	(15)	—	(15)
Purchases of common stock	—	—	(1,383)	—	—	(1,383)
Balance at September 29, 2018	$33	$1,819	$(1,431)	$6,419	$(1,297)	$5,543
Balance at December 31, 2016	$34	$1,599	$—	$5,546	$(1,605)	$5,574
Net income	—	—	—	413	—	413
Other comprehensive income	—	—	—	—	186	186
Share-based compensation activity	—	112	—	—	—	112
Dividends declared	—	—	—	(16)	—	(16)
Purchases of common stock	—	—	(451)	—	—	(451)
Balance at September 30, 2017	$34	$1,711	$(451)	$5,943	$(1,419)	$5,818

The components of Accumulated other comprehensive loss are presented below:

(In millions)			Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
For the nine months ended September 29, 2018
Beginning of period			$(1,396)	$11	$10	$(1,375)
Other comprehensive income before reclassifications			—	(26)	—	(26)
Reclassified from Accumulated other comprehensive loss			100	6	(2)	104
Other comprehensive income			100	(20)	(2)	78
End of period			$(1,296)	$(9)	$8	$(1,297)
For the nine months ended September 30, 2017
Beginning of period			$(1,505)	$(96)	$(4)	$(1,605)
Other comprehensive income before reclassifications			—	98	10	108
Reclassified from Accumulated other comprehensive loss			70	—	8	78
Other comprehensive income			70	98	18	186
End of period			$(1,435)	$2	$14	$(1,419)

The before and after-tax components of Other comprehensive income are presented below:

	September 29, 2018			September 30, 2017
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$38	$(9)	$29	$34	$(12)	$22
Amortization of prior service cost*	2	—	2	2	(1)	1
Business disposition	7	—	7	—	—	—
Pension and postretirement benefits adjustments, net	47	(9)	38	36	(13)	23
Deferred gains (losses) on hedge contracts:
Current deferrals	3	(1)	2	9	(2)	7
Reclassification adjustments	(2)	1	(1)	3	—	3
Deferred gains (losses) on hedge contracts, net	1	—	1	12	(2)	10
Foreign currency translation adjustments:
Foreign currency translation adjustments	1	—	1	31	3	34
Business disposition	6	—	6	—	—	—
Foreign currency translation adjustments, net	7	—	7	31	3	34
Total	$55	$(9)	$46	$79	$(12)	$67
Nine Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$115	$(27)	$88	$102	$(36)	$66
Amortization of prior service cost*	6	(1)	5	6	(2)	4
Business disposition	7	—	7	—	—	—
Pension and postretirement benefits adjustments, net	128	(28)	100	108	(38)	70
Deferred gains (losses) on hedge contracts:
Current deferrals	1	(1)	—	14	(4)	10
Reclassification adjustments	(3)	1	(2)	9	(1)	8
Deferred gains (losses) on hedge contracts, net	(2)	—	(2)	23	(5)	18
Foreign currency translation adjustments:
Foreign currency translation adjustments	(25)	(1)	(26)	91	7	98
Business disposition	6	—	6	—	—	—
Foreign currency translation adjustments, net	(19)	(1)	(20)	91	7	98
Total	$107	$(29)	$78	$222	$(36)	$186

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

Special charges recorded in 2017 are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Acquisition Integration/ Transaction Costs	Total Special Charges
For the three months ended September 30, 2017
Industrial	$1	$1	$9	$2	$13
Textron Aviation	6	—	—	—	6
Textron Systems	1	3	2	—	6
	$8	$4	$11	$2	$25
For the nine months ended September 30, 2017
Industrial	$20	$1	$15	$6	$42
Textron Aviation	11	17	—	—	28
Textron Systems	2	7	(4)	—	5
	$33	$25	$11	$6	$75

Our restructuring reserve activity for the first nine months of 2018 is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at December 30, 2017	$24	$20	$44
Cash paid	(18)	(7)	(25)
Provision for 2016 Plan	—	3	3
Reversals	(2)	—	(2)
Balance at September 29, 2018	$4	$16	$20

Both plans are substantially completed with approximately half of the remaining cash outlays of $20 million expected to be paid in the remainder of 2018.  Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

Note 12.  Income Taxes

Our effective tax rate for the third quarter and first nine months of 2018 was 10.4% and 11.8%, respectively.  The effective tax rate was lower than the U.S. federal statutory tax rate of 21% for these periods, primarily due to the disposition of the Tools and Test equipment product line which resulted in a gain taxable primarily in a non-U.S. jurisdiction that partially exempts such gains from tax. The effective tax rate for the first nine months of 2018 also reflects a $25 million benefit recognized upon the reassessment of our reserve for uncertain tax positions based on new information, including interactions with the tax authorities and recent audit settlements.

Our effective tax rate for the third quarter and first nine months of 2017 was 21.7% and 23.6%, respectively.  The effective tax rate was lower than the U.S. federal statutory tax rate of 35% for these periods, primarily due to a net discrete tax benefit of $15 million, largely related to state income taxes, which included a unitary filing election that resulted in a non-recurring benefit in the quarter and state refund claims.

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

In the first nine months of 2018, we have not recorded any measurement period adjustments to the provisional estimates recorded at the end of 2017.  The final determination of the remeasurement of our net deferred tax assets and the transition tax will be completed as additional information becomes available, but no later than one year from the enactment date.  Any subsequent adjustments to the provisional amounts will be recorded to current or deferred tax expense in the fourth quarter of 2018 when the analysis is complete.

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

Note 14.  Segment Information

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gain on business disposition and special charges.  The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are included in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues
Textron Aviation	$1,133	$1,154	$3,419	$3,295
Bell	770	812	2,353	2,334
Textron Systems	352	458	1,119	1,351
Industrial	930	1,042	3,283	3,147
Finance	15	18	48	54
Total revenues	$3,200	$3,484	$10,222	$10,181
Segment Profit
Textron Aviation	$99	$93	$275	$183
Bell	113	106	317	301
Textron Systems	29	40	119	102
Industrial	1	49	145	207
Finance	3	7	14	16
Segment profit	245	295	870	809
Corporate expenses and other, net	(29)	(30)	(107)	(88)
Interest expense, net for Manufacturing group	(32)	(37)	(101)	(107)
Gain on business disposition	444	—	444	—
Special charges	—	(25)	—	(75)
Income from continuing operations before income taxes	$628	$203	$1,106	$539

Note 15.  Revenues

Disaggregation of Revenues

Our revenues disaggregated by major product type for the three and nine months ended September 29, 2018 are presented below:

(In millions)	Three Months Ended	Nine Months Ended
Aircraft	$756	$2,267
Aftermarket parts and services	377	1,152
Textron Aviation	1,133	3,419
Military aircraft and support programs	505	1,525
Commercial helicopters, parts and services	265	828
Bell	770	2,353
Unmanned systems	154	485
Marine and land systems	87	248
Simulation, training and other	111	386
Textron Systems	352	1,119
Fuel systems and functional components	522	1,804
Specialized vehicles	408	1,231
Tools and test equipment	—	248
Industrial	930	3,283
Finance	15	48
Total revenues	$3,200	$10,222

Our revenues by customer type and geographic location for the three and nine months ended September 29, 2018 are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended
Customer type:
Commercial	$1,081	$258	$92	$923	$15	$2,369
U.S. Government	52	512	260	7	—	831
Total revenues	$1,133	$770	$352	$930	$15	$3,200
Geographic location:
United States	$740	$392	$293	$435	$4	$1,864
International	393	378	59	495	11	1,336
Total revenues	$1,133	$770	$352	$930	$15	$3,200
Nine months ended
Customer type:
Commercial	$3,245	$801	$326	$3,262	$48	$7,682
U.S. Government	174	1,552	793	21	—	2,540
Total revenues	$3,419	$2,353	$1,119	$3,283	$48	$10,222
Geographic location:
United States	$2,319	$1,444	$877	$1,521	$18	$6,179
International	1,100	909	242	1,762	30	4,043
Total revenues	$3,419	$2,353	$1,119	$3,283	$48	$10,222

Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts.  These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts.  At September 29, 2018, we had $8.7 billion in remaining performance obligations of which we expect to recognize revenues of approximately 62% through 2019, an additional 22% through 2021, and the balance thereafter.

Contract assets and liabilities

Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period.  At September 29, 2018, contract assets and liabilities totaled $408 million and $1.1 billion, respectively.  Upon adoption of ASC 606 on December 31, 2017, contract assets and liabilities related to our contracts with customers were $429 million and $1.0 billion, respectively.  During the third quarter and first nine months of 2018, we recognized $56 million and $755 million, respectively, in revenues that were included in the contract liability balance at the adoption date.

Reconciliation of ASC 606 to Prior Accounting Standards

The amount by which each financial statement line item is affected in 2018 as a result of applying the new accounting standard as discussed in Note 2 is presented below:

				September 29, 2018
(In millions)				As Reported	Effect of the adoption of ASC 606	Under Prior Accounting
Consolidated Balance Sheets
Accounts receivable, net				$1,026	$187	$1,213
Inventories				4,030	207	4,237
Other current assets				706	(418)	288
Property, plant and equipment, net				2,593	6	2,599
Other assets				1,868	40	1,908
Total Manufacturing group assets				13,582	22	13,604
Total assets				14,669	22	14,691
Other current liabilities				2,310	147	2,457
Total Manufacturing group liabilities				8,225	147	8,372
Total liabilities				9,126	147	9,273
Retained earnings				6,419	(125)	6,294
Total shareholders’ equity				5,543	(125)	5,418

	Three Months Ended September 29, 2018			Nine Months Ended September 29, 2018
(In millions, except per share amounts)	As Reported	Effect of the adoption of ASC 606	Under Prior Accounting	As Reported	Effect of the adoption of ASC 606	Under Prior Accounting
Consolidated Statements of Operations
Manufacturing revenues	$3,185	$21	$3,206	$10,174	$(225)	$9,949
Total revenues	3,200	21	3,221	10,222	(225)	9,997
Cost of sales	2,687	25	2,712	8,489	(178)	8,311
Income from continuing operations before income taxes	628	(4)	624	1,106	(47)	1,059
Income tax expense	65	(1)	64	130	(12)	118
Income from continuing operations	563	(3)	560	976	(35)	941
Net income	563	(3)	560	976	(35)	941
Basic earnings per share - continuing operations	$2.29	$(0.01)	$2.28	$3.85	$(0.14)	$3.71
Diluted earnings per share - continuing operations	2.26	(0.01)	2.25	3.80	(0.14)	3.66
Consolidated Statements of Comprehensive Income
Other comprehensive income	$46	$(3)	$43	$78	$(35)	$43
Comprehensive income	609	(3)	606	1,054	(35)	1,019

				Nine Months Ended September 29, 2018
(In millions)				As Reported	Effect of the adoption of ASC 606	Under Prior Accounting
Consolidated Statements of Cash flows
Net income				$976	$(35)	$941
Income from continuing operations				976	(35)	941
Deferred income taxes				25	(12)	13
Accounts receivable, net				56	16	72
Inventories				(190)	(29)	(219)
Other assets				(28)	(12)	(40)
Other liabilities				(80)	72	(8)
Net cash provided by operating activities of continuing operations				697	—	697

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
Revenues	$3,200	$3,484	(8)%	$10,222	$10,181	—
Cost of sales	2,687	2,884	(7)%	8,489	8,472	—
Selling and administrative expense	307	335	(8)%	1,004	987	2%
Gross margin percentage of Manufacturing revenues	15.6%	16.8%		16.6%	16.3%

An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 24 to 28.

At the beginning of 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective transition method applied to contracts that were not substantially complete at the end of 2017.  We recorded a $90 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of 2018, primarily related to certain long-term contracts our Bell segment has with the U.S. Government that converted to the cost-to-cost method for revenue recognition. Revenues in 2018 for our U.S. Government contracts are primarily recognized as costs are incurred, while revenues for 2017 were primarily recognized as units were delivered. The comparative information has not been restated and is reported under the accounting standards in effect for those periods.  A reconciliation of the financial statement line items impacted for the three and nine months ended September 29, 2018 under ASC 606 to the prior accounting standards is provided in Note 15 to the Consolidated Financial Statements.

Revenues

Revenues decreased $284 million, 8%, in the third quarter of 2018, compared with the third quarter of 2017, driven by decreases across all segments. The net revenue decrease included the following factors:

•                  Lower Industrial revenues of $112 million, primarily due to the disposition of the Tools and Test Equipment product line described in the Segment Analysis section below.

•                  Lower Textron Systems revenues of $106 million, primarily reflecting lower volume of $40 million in the Marine and Land Systems product line and $39 million in the Simulation, Training and Other product line.

•                  Lower Bell revenues of $42 million, primarily due to lower commercial revenues of $83 million, largely reflecting the mix of aircraft sold in the quarter, partially offset by higher military revenues of $41 million.

•                  Lower Textron Aviation revenues of $21 million, primarily due to lower volume and mix of $46 million, largely reflecting lower commercial turboprop volume, partially offset by favorable pricing of $25 million.

Revenues increased $41 million in the first nine months of 2018, compared with the first nine months of 2017, largely driven by increases in the Industrial, Textron Aviation and Bell segments, partially offset by lower revenues at the Textron Systems segment. The net revenue increase included the following factors:

•                  Higher Industrial revenues of $136 million, primarily due to higher volume of $140 million, largely related to the Textron Specialized Vehicles product line, a favorable impact of $73 million from foreign exchange, primarily related to the Euro, and the impact from the Arctic Cat acquisition of $49 million.  These increases were partially offset by the impact of $120 million in lower revenues due to the disposition of the Tools and Test Equipment product line.

•                  Higher Textron Aviation revenues of $124 million, primarily due to favorable pricing of $77 million.

•                  Higher Bell revenues of $19 million, primarily due to higher military revenues of $96 million, partially offset by lower commercial revenues of $77 million, largely reflecting the mix of aircraft sold in the period.

•                  Lower Textron Systems revenues of $232 million, largely reflecting lower volume, primarily due to the discontinuance of our sensor-fuzed weapon product in 2017 and lower volume of $74 million in the Marine and Land Systems product line.

Cost of Sales and Selling and Administrative Expense

Cost of sales decreased $197 million, 7%, in the third quarter of 2018, compared with the third quarter of 2017, largely due to lower net volume described above and a decrease from the disposition of the Tools and Test Equipment product line.  Cost of sales increased $17 million in the first nine months of 2018, compared with the first nine months of 2017, primarily due to an unfavorable impact from foreign exchange, largely within our Industrial segment, and an increase related to the Arctic Cat acquisition, partially offset by lower costs resulting from the disposition of the Tools and Test Equipment product line. Gross margin as a percentage of Manufacturing revenues decreased 120 basis points in the third quarter of 2018, primarily due to lower margin at the Industrial segment, which reflected the impact from the disposition of the Tools and Test Equipment product line and unfavorable performance and pricing, partially offset by improved margins at the Textron Aviation segment, primarily reflecting favorable pricing, and at the Bell segment from favorable performance.

Selling and administrative expense decreased $28 million, 8%, in the third quarter of 2018, compared with the third quarter of 2017, primarily due to lower selling and administrative expenses resulting from the disposition of the Tools and Test Equipment product line.  Selling and administrative expense increased $17 million, 2%, in the first nine months of 2018, compared with the first nine months of 2017, primarily due to higher share-based compensation expense and higher selling and administrative expenses at the Bell segment, partially offset by lower selling and administrative expenses from the disposition of the Tools and Test Equipment product line.

Gain on Business Disposition

On April 18, 2018, we entered into an agreement to sell the businesses that manufacture and sell the products in our Tools and Test Equipment product line within our Industrial segment to Emerson Electric Co.  We completed this disposition on July 2, 2018 and received net cash proceeds of $807 million.  In the third quarter of 2018, we recorded an after-tax gain of $410 million, subject to post-closing adjustments.

Income Taxes

Our effective tax rate for the third quarter and first nine months of 2018 was 10.4% and 11.8%, respectively.  The effective tax rate was lower than the U.S. federal statutory tax rate of 21% for these periods, primarily due to the disposition of the Tools and Test equipment product line which resulted in a gain taxable primarily in a non-U.S. jurisdiction that partially exempts such gains from tax. The effective tax rate for the first nine months of 2018 also reflects a $25 million benefit recognized upon the reassessment of our reserve for uncertain tax positions based on new information, including interactions with the tax authorities and recent audit settlements.

Our effective tax rate for the third quarter and first nine months of 2017 was 21.7% and 23.6%, respectively.  The effective tax rate was lower than the U.S. federal statutory tax rate of 35% for these periods, primarily due to a net discrete tax benefit of $15 million, largely related to state income taxes, which included a unitary filing election that resulted in a non-recurring benefit in the quarter and state refund claims.

Backlog

Our backlog is summarized below:

(In millions)	September 29, 2018	December 30, 2017
Bell	$5,731	$4,598
Textron Aviation	1,774	1,180
Textron Systems	1,148	1,406
Total backlog	$8,653	$7,184

Bell’s backlog increased $1.1 billion in the first nine months of 2018.  New contracts received in excess of revenues recognized totaled $1.9 billion, which primarily reflected an increase of $2.2 billion for Bell’s portion of a third multi-year V-22 contract for the production and delivery of 58 units along with related supplies and services through 2024.  This was partially offset by a decrease of approximately $760 million upon the adoption of ASC 606 at the beginning of 2018, largely resulting from the acceleration of revenues upon conversion to the cost-to-cost method of revenue recognition.

Backlog at Textron Aviation increased $594 million in the first nine months of 2018 as a result of orders in excess of deliveries and an increase of approximately $170 million upon the adoption of ASC 606. Textron Systems backlog decreased $258 million in the first nine months of 2018 as revenues recognized exceeded new contracts.

At September 29, 2018, backlog includes amounts that have been formally appropriated under contracts with the U.S. Government and certain other agreements that meet the contract criteria under ASC 606 that had previously been excluded from backlog.  For both periods, backlog excludes unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts.

Segment Analysis

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance.  Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gain on business disposition and special charges.  The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.  Operating expenses for the Manufacturing segments include cost of sales, selling and administrative expense and other components of net periodic benefit cost/(credit), and exclude certain corporate expenses and special charges.

In our discussion of comparative results for the Manufacturing group, changes in revenues and segment profit typically are expressed for our commercial business in terms of volume, pricing, foreign exchange and acquisitions, while changes in segment profit may be expressed in terms of mix, inflation and cost performance. Volume changes in revenues for our commercial business represent increases or decreases in the number of units delivered or services provided.  Pricing represents changes in unit pricing.  Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period.  Revenues generated by acquired businesses are reflected in Acquisitions for a twelve-month period, while reductions in revenues from the sale of businesses are reflected as Dispositions.  For segment profit, mix represents a change due to the composition of products and/or services sold at different profit margins.  Inflation represents higher material, wages, benefits, pension service cost or other costs.  Performance reflects an increase or decrease in research and development, depreciation, selling and administrative costs, warranty, product liability, quality/scrap, labor efficiency, overhead, non-service pension cost/(credit), product line profitability, start-up, ramp up and cost-reduction initiatives or other manufacturing inputs.

Approximately 24% of our 2017 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program.  For our segments that contract with the U.S. Government, changes in revenue related to these contracts are expressed in terms of volume.  Revenues in 2018 for our U.S. Government contracts are primarily recognized as costs are incurred, while revenues for 2017 were primarily recognized as units were delivered. Changes in segment profit are typically expressed in terms of volume and performance; these include cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees and other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance.

Textron Aviation

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues:
Aircraft	$756	$753	$2,267	$2,127
Aftermarket parts and services	377	401	1,152	1,168
Total revenues	1,133	1,154	3,419	3,295
Operating expenses	1,034	1,061	3,144	3,112
Segment profit	99	93	275	183
Profit margin	8.7%	8.1%	8.0%	5.6%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q3 2018 versus Q3 2017	YTD 2018 versus YTD 2017
Pricing	$25	$77
Volume and mix	(46)	47
Total change	$(21)	$124

Textron Aviation’s revenues decreased $21 million, 2%, in the third quarter, compared with the third quarter of 2017, resulting from lower volume and mix of $46 million, largely reflecting lower commercial turboprop volume, partially offset by favorable pricing of $25 million.  We delivered 41 Citation jets and 43 commercial turboprops in the third quarter of 2018, compared with 41 Citation jets and 57 commercial turboprops in the third quarter of 2017.

In the first nine months of 2018, Textron Aviation’s revenues increased $124 million, 4%, compared with the first nine months of 2017, primarily due to favorable pricing.  We delivered 125 Citation jets and 119 commercial turboprops in the first nine months of 2018, compared with 122 Citation jets and 110 commercial turboprops in the first nine months of 2017.

Textron Aviation’s operating expenses decreased $27 million, 3%, in the third quarter of 2018, compared with the third quarter of 2017, largely due to lower volume and mix described above.

Textron Aviation’s operating expenses increased $32 million, 1%, in the first nine months of 2018, compared with the first nine months of 2017, largely due to inflation.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q3 2018 versus Q3 2017	YTD 2018 versus YTD 2017
Pricing, net of inflation	$14	$43
Volume and mix	(17)	31
Performance	9	18
Total change	$6	$92

Segment profit at Textron Aviation increased $6 million, 6%, in the third quarter of 2018, compared with the third quarter of 2017, primarily due to favorable impact from pricing, net of inflation of $14 million and performance of $9 million, partially offset by the impact from lower volume and mix as described above.

Segment profit at Textron Aviation increased $92 million, 50%, in the first nine months of 2018, compared with the first nine months of 2017, primarily due to favorable impact from pricing, net of inflation of $43 million and the impact from higher volume and mix.

Bell

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues:
Military aircraft and support programs	$505	$464	$1,525	$1,429
Commercial helicopters, parts and services	265	348	828	905
Total revenues	770	812	2,353	2,334
Operating expenses	657	706	2,036	2,033
Segment profit	113	106	317	301
Profit margin	14.7%	13.1%	13.5%	12.9%

Bell’s military revenues include two major U.S. Government programs for the V-22 tiltrotor aircraft and the H-1 helicopter, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q3 2018 versus Q3 2017	YTD 2018 versus YTD 2017
Volume and mix	$(47)	$6
Other	5	13
Total change	$(42)	$19

Bell’s revenues decreased $42 million, 5%, in the third quarter of 2018, compared with the third quarter of 2017, largely due to lower commercial revenues of $83 million, primarily reflecting the mix of aircraft sold in the quarter as we delivered 43 commercial helicopters in the third quarter of 2018, compared with 39 commercial helicopters in the third quarter of 2017. This decrease was partially offset by $41 million in higher military revenues.

In the first nine months of 2018, Bell’s revenues increased $19 million, 1%, compared with the first nine months of 2017.  Higher military revenues of $96 million were partially offset by lower commercial revenues of $77 million, largely reflecting the mix of aircraft sold in the period as we delivered 146 commercial helicopters in the first nine months of 2018, compared with 87 commercial helicopters in the first nine months of 2017.

Bell’s operating expenses decreased $49 million, 7%, in the third quarter of 2018, compared with the third quarter of 2017, primarily due to improved performance on military programs described below.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q3 2018 versus Q3 2017	YTD 2018 versus YTD 2017
Performance and other	$30	$22
Volume and mix	(23)	(6)
Total change	$7	$16

Bell’s segment profit increased $7 million, 7%, in the third quarter of 2018, compared with the third quarter of 2017, primarily due to a favorable impact of $30 million from performance and other, partially offset by an unfavorable impact from the mix of commercial aircraft sold in the quarter. The impact from performance and other was largely the result of improved performance on military programs, which included an increase in favorable profit adjustments principally reflecting improved labor and overhead rates and retirements of risk related to cost estimates.

Bell’s segment profit increased $16 million, 5%, in the first nine months of 2018, compared with the first nine months of 2017, primarily due to a favorable impact of $22 million from performance and other, largely the result of $67 million in improved performance on military programs, which included an increase in favorable profit adjustments reflecting retirements of risk related to cost estimates and improved labor and overhead rates.  This increase was partially offset by higher selling and administrative and research and development costs.

Textron Systems

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues	$352	$458	$1,119	$1,351
Operating expenses	323	418	1,000	1,249
Segment profit	29	40	119	102
Profit margin	8.2%	8.7%	10.6%	7.5%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q3 2018 versus Q3 2017	YTD 2018 versus YTD 2017
Volume	$(107)	$(235)
Other	1	3
Total change	$(106)	$(232)

Revenues at Textron Systems decreased $106 million, 23%, in the third quarter of 2018, compared with the third quarter of 2017, primarily due to lower volume of $40 million in the Marine and Land Systems product line, primarily due to lower Tactical Armoured Patrol Vehicle (TAPV) deliveries, and $39 million in the Simulation, Training and Other product line, largely due to the timing of deliveries.

In the first nine months of 2018, revenues at Textron Systems decreased $232 million, 17%, compared with the first nine months of 2017, largely due to lower volume of $235 million.  The lower volume was primarily due to the discontinuance of our sensor-fuzed weapon product in 2017 and lower volume of $74 million in the Marine and Land Systems product line, primarily due to lower TAPV deliveries.

Textron Systems’ operating expenses decreased $95 million, 23%, in the third quarter of 2018 and $249 million, 20%, compared with the first nine months of 2017, primarily due to lower volume described above.  The decrease in operating expenses in the first nine months of 2018 also included the impact from an unfavorable program adjustment recorded in the first quarter of 2017 described below.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q3 2018 versus Q3 2017	YTD 2018 versus YTD 2017
Performance and other	$3	$51
Volume and mix	(14)	(34)
Total change	$(11)	$17

Textron Systems’ segment profit decreased $11 million, 28%, in the third quarter of 2018, compared with the third quarter of 2017, primarily due to lower net volume as described above.

Textron Systems’ segment profit increased $17 million, 17%, in the first nine months of 2018, compared with the first nine months of 2017, primarily due to favorable performance and other of $51 million, partially offset by lower net volume described above. Performance and other includes an unfavorable program adjustment recorded in the first quarter of 2017 of $24 million related to the TAPV program, which experienced inefficiencies resulting from production issues.

Industrial

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues:
Fuel Systems and Functional Components	$522	$546	$1,804	$1,740
Other Industrial	408	496	1,479	1,407
Total revenues	930	1,042	3,283	3,147
Operating expenses	929	993	3,138	2,940
Segment profit	1	49	145	207
Profit margin	0.1%	4.7%	4.4%	6.6%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q3 2018 versus Q3 2017	YTD 2018 versus YTD 2017
Volume	$31	$140
Foreign exchange	(6)	73
Acquisition	—	49
Disposition	(120)	(120)
Other	(17)	(6)
Total change	$(112)	$136

Industrial segment revenues decreased $112 million, 11%, in the third quarter of 2018, compared with the third quarter of 2017, primarily due to the disposition of our Tools and Test Equipment product line.  On April 18, 2018, we entered into a definitive agreement to sell the businesses that manufacture and sell products in the Tools and Test Equipment product line, and we completed this disposition on July 2, 2018.

In the first nine months of 2018, Industrial segment revenues increased $136 million, 4%, compared with the first nine months of 2017, primarily due to higher volume of $140 million, largely related to the Textron Specialized Vehicles product line, a favorable impact of $73 million from foreign exchange, primarily related to the strengthening of the Euro against the U.S. dollar, and the impact of $49 million from the acquisition of Arctic Cat on March 6, 2017.  These increases were partially offset by the impact of $120 million in lower revenues due to the disposition of the Tools and Test Equipment product line.

Operating expenses for the Industrial segment decreased $64 million, 6%, in the third quarter of 2018, compared with the third quarter of 2017, primarily due to lower operating expenses resulting from the disposition of the Tools and Test Equipment product line, partially offset by higher operating expenses from higher volume.

Operating expenses for the Industrial segment increased $198 million, 7%, in the first nine months of 2018, compared with the first nine months of 2017, primarily due to higher volume described above, the impact from foreign exchange and additional operating expenses from the Arctic Cat acquisition.  These increases were partially offset by lower operating expenses from disposition of our Tools and Test Equipment product line.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q3 2018 versus Q3 2017	YTD 2018 versus YTD 2017
Performance and other	$(14)	$(25)
Pricing and inflation	(18)	(15)
Disposition	(13)	(13)
Volume and mix	(3)	(9)
Total change	$(48)	$(62)

Segment profit for the Industrial segment decreased $48 million in the third quarter of 2018, compared with the third quarter of 2017, largely due to the unfavorable impact of pricing and inflation of $18 million and unfavorable performance and other of $14 million, which were both primarily related to the Textron Specialized Vehicles product line, and the impact from the disposition of our Tools and Test Equipment product line of $13 million.

Segment profit for the Industrial segment decreased $62 million, 30%, in the first nine months of 2018, compared with the first nine months of 2017, largely due to unfavorable performance and other of $25 million and an unfavorable impact of pricing and inflation of $15 million, which were both primarily related to the Textron Specialized Vehicles product line, and the impact from the disposition of our Tools and Test Equipment product line of $13 million.  The unfavorable volume and mix was primarily due to the mix of products sold in the period.  Performance and other primarily includes additional operating expenses from Arctic Cat in the first quarter of 2018 due to the timing of the acquisition and the seasonality of the outdoor power sports business.

Finance

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues	$15	$18	$48	$54
Segment profit	3	7	14	16

Finance segment revenues decreased $3 million and $6 million and segment profit decreased $4 million and $2 million in the third quarter and first nine months of 2018, respectively, compared with the corresponding periods of 2017. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	September 29, 2018	December 30, 2017
Finance receivables	$815	$850
Nonaccrual finance receivables	44	61
Ratio of nonaccrual finance receivables to finance receivables	5.40%	7.18%
60+ days contractual delinquency	$41	$34
60+ days contractual delinquency as a percentage of finance receivables	5.03%	4.00%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	September 29, 2018	December 30, 2017
Manufacturing group
Cash and equivalents	$1,150	$1,079
Debt	3,078	3,088
Shareholders’ equity	5,543	5,647
Capital (debt plus shareholders’ equity)	8,621	8,735
Net debt (net of cash and equivalents) to capital	26%	26%
Debt to capital	36%	35%
Finance group
Cash and equivalents	$143	$183
Debt	788	824

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

Textron has a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At September 29, 2018, there were no amounts borrowed against the facility. We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Operating activities	$734	$327
Investing activities	681	(579)
Financing activities	(1,334)	214

Cash flows from operating activities increased $407 million during the first nine months of 2018, compared with the first nine months of 2017, primarily reflecting lower pension contributions of $301 million, higher earnings and a dividend of $50 million received from the Finance group in the first quarter of 2018. In the first nine months of 2018 and 2017, we made pension contributions of $37 million and $338 million, respectively.

In the first nine months of 2018, investing cash flows primarily included net cash proceeds of $807 million from the disposition of the Tools and Test Equipment product line, partially offset by capital expenditures of $233 million. In the first nine months of 2017, investing activities reflected a $316 million aggregate cash payment for the Arctic Cat acquisition and $276 million of capital expenditures.

In the first nine months of 2018, cash flows used in financing activities primarily included $1.4 billion of cash paid to repurchase an aggregate of 21.6 million shares of our outstanding common stock under a prior 2017 share repurchase authorization and a new 2018 share repurchase authorization as disclosed below.  In the first nine months of 2017, cash flows from financing activities primarily included proceeds from long-term debt of $645 million, partially offset by $451 million of cash paid to repurchase an aggregate of 9.5 million shares of our outstanding common stock under a 2017 share repurchase authorization.

On April 16, 2018, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock.  This repurchase plan is sufficient for repurchases related to the disposition of the Tools and Test product line, as well as to continue our practice of repurchasing shares to offset the impact of dilution from stock-based compensation and benefit plans, and for opportunistic capital management purposes. The new authorization replaced the previous plan, approved in January 2017, which was nearing completion.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Operating activities	$13	$(37)
Investing activities	53	143
Financing activities	(106)	(77)

The Finance group’s cash flows used in operating activities included net tax payments of $48 million for the first nine months of 2017.  Cash flows from investing activities included collections on finance receivables totaling $160 million and $220 million in the first nine months of 2018 and 2017, respectively, partially offset by finance receivable originations of $131 million and $117 million, respectively.  In the first nine months of 2018 and 2017, cash flows used for financing activities included payments on long-term and nonrecourse debt of $56 million and $113 million, respectively.  Financing activities in the first nine months of 2018 also reflected a dividend payment of $50 million to the Manufacturing group.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Operating activities	$697	$365
Investing activities	734	(511)
Financing activities	(1,390)	137

In the first nine months of 2018, consolidated cash flows from operating activities increased $332 million, compared with the first nine months of 2017, primarily reflecting lower pension contributions of $301 million and higher earnings, partially offset by a decrease in cash flows of $72 million related to captive financing activities. In the first nine months of 2018 and 2017, we made pension contributions of $37 million and $338 million, respectively.

In the first nine months of 2018, investing cash flows primarily included net cash proceeds of $807 million from the disposition of the Tools and Test Equipment product line, partially offset by capital expenditures of $233 million.  In the first nine months of 2017, investing activities reflected a $316 million aggregate cash payment for the Arctic Cat acquisition and $276 million of capital expenditures.

Financing activities in the first nine months of 2018 primarily included $1.4 billion in cash paid for share repurchases.  In the first nine months of 2017, cash flows used in financing activities primarily included proceeds from long-term debt of $682 million, partially offset by share repurchases of $451 million and payments on long-term debt and nonrecourse debt of $116 million.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Reclassification adjustments from investing activities:
Cash received from customers	$135	$193
Finance receivable originations for Manufacturing group inventory sales	(131)	(117)
Other	(4)	(1)
Total reclassification adjustments from investing activities	—	75
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(50)	—
Total reclassification adjustments to operating activities	$(50)	$75

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

At the outset of each contract, we estimate an initial profit booking rate considering the risks surrounding our ability to achieve the technical requirements (e.g., a newly-developed product versus a mature product), schedule (e.g., the number and type of milestone events), and costs by contract requirements in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and cost aspects of the contract. Conversely, the profit booking rate may decrease if we are not successful in retiring the risks; and, as a result, our estimated costs at completion increase. All estimates are subject to change during the performance of the contract and, therefore, may affect the profit booking rate.  Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Changes in our profit booking rate due to changes in our estimate of the total expected costs, along with changes in the transaction price, are generally recognized on a cumulative catch-up method of accounting.  This method recognizes the cumulative effect of changes on current and prior periods with the impact of the change from inception-to-date recorded in the current period.  The impact of our gross cumulative catch-up adjustments on revenue and segment profit recognized in prior periods is presented below:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gross favorable	$79	$20	$205	$63
Gross unfavorable	(16)	(15)	(38)	(61)
Net adjustments	$63	$5	$167	$2

With the adoption of ASC 606 at the beginning of 2018, a significant portion of our contracts with the U.S. Government converted to the cost-to-cost method for revenue recognition from the units of delivery method.  The cost-to-cost method generally results in larger cumulative catch-up adjustments since revenue is recognized earlier on these contracts requiring the estimation of costs over longer periods of time. Under the units of delivery method that we used for many of our contracts in 2017, we had more time to develop and refine our estimates as we were not required to recognize revenue until our products were delivered much later in the contract term.  No individual adjustment was material to our Consolidated Statements of Operations for the three and nine months ended September 29, 2018.

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

Goodwill and Other Intangible Assets

At September 29, 2018, we have an aggregate of $86 million in intangible assets associated with the products sold under the Textron Off Road and Arctic Cat brands within the Specialized Vehicles product line of the Industrial segment. These assets include a tradename and the customer/dealer relationships and technology related to the March 6, 2017 Arctic Cat acquisition with a carrying value of $65 million, along with $21 million related to other acquired technology.

The Specialized Vehicles product line has undergone significant change recently as we have expanded the product portfolio and integrated manufacturing operations and retail distribution with the acquisition of Arctic Cat. In the third quarter of 2018, the operating results were significantly below our expectations given the new products and dealer network in place as, among other operational factors, dealer sell-through lagged. Management is currently assessing the go-to-market strategy, along with improvements to the dealer network, cost reductions and the future financial outlook for this product line. Based on these factors, it is reasonably possible that an impairment loss of certain long-lived assets could be recognized in the fourth quarter related to this product line.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the fiscal quarter ended September 29, 2018. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2017 Annual Report on Form 10-K.

Item 4.      Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 29, 2018. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 29, 2018.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, on February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against TFC, Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims. The Trustee also seeks trebled damages on all claims under Ohio law.  On November 9, 2012, the Court dismissed all claims against TFC.  The trustee appealed, and on August 23, 2016, the 6th Circuit Court of Appeals reversed the dismissal in part and remanded certain claims back to the trial court.  On September 27, 2018, after reconsidering the remanded claims which were based upon civil conspiracy and intentional fraudulent transfer, the trial court granted partial summary judgment in favor of Textron, dismissing the Trustee’s civil conspiracy claim, as well as a portion of the Trustee’s claim for intentional fraudulent transfer, leaving only a portion of the intentional fraudulent transfer claim to be adjudicated.  We intend to continue to vigorously defend this lawsuit.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information about our third quarter 2018 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
July 1, 2018 – August 4, 2018	2,698	$66.72	2,698	28,965
August 5, 2018 – September 1, 2018	3,200	66.98	3,200	25,765
September 2, 2018 – September 29, 2018	1,048	69.64	1,048	24,717
Total	6,946	$67.28	6,946

* These shares were purchased pursuant to a plan authorizing the repurchase of up to 40 million shares of Textron common stock that had been announced on April 16, 2018. This plan has no expiration date.

Item 6.	Exhibits

10.1	Amendment No. 3 to Deferred Income Plan for Non-Employee Directors, as Amended and Restated Effective January 1, 2009

12.1	Computation of ratio of income to fixed charges of Textron Inc. Manufacturing Group

12.2	Computation of ratio of income to fixed charges of Textron Inc. including all majority-owned subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 25, 2018	/s/ Mark S. Bamford
Mark S. Bamford
Vice President and Corporate Controller
(principal accounting officer)