Form 10-K
period 2018-12-29
TEXTRON INC
filed 2019-02-14
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ x ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 30, 2018 was approximately $16.4 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.

At February 2, 2019, 234,679,051 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2019.

Textron Inc.

Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 29, 2018

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

We conduct our business through five operating segments: Textron Aviation, Bell, Textron Systems and Industrial, which represent our manufacturing businesses, and Finance, which represents our finance business.  A description of the business of each of our segments is set forth below.  Our segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 34 of this Annual Report on Form 10-K.  Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.

Textron Aviation Segment

Textron Aviation is a leader in general aviation. Textron Aviation manufactures, sells and services Beechcraft and Cessna aircraft, and services the Hawker brand of business jets. The segment has two principal product lines: aircraft and aftermarket parts and services. Aircraft includes sales of business jets, turboprop aircraft, piston engine aircraft, and military trainer and defense aircraft. Aftermarket parts and services includes commercial parts sales, and maintenance, inspection and repair services. Revenues in the Textron Aviation segment accounted for 36%, 33% and 36% of our total revenues in 2018, 2017 and 2016, respectively.

The family of jets currently offered by Textron Aviation includes the Citation M2, Citation CJ3+, Citation CJ4, Citation XLS+, Citation Latitude, Citation Sovereign+, and the Citation X+, the fastest civilian jet in the world. The Citation Longitude, a super-midsize jet, achieved provisional type certification in December 2018, which allows operators to begin flight training in preparation for deliveries in early 2019. Textron Aviation is also continuing the development of the Citation Hemisphere, a large-cabin jet.

Textron Aviation’s turboprop aircraft include the Beechcraft King Air C90GTx, King Air 250, King Air 350ER and King Air 350i, and the Cessna Caravan and Grand Caravan EX.  The Cessna Denali, a high-performance single engine turboprop aircraft, is expected to achieve its first flight in 2019.  In addition, Textron Aviation is developing the Cessna Skycourier, a twin-engine, high-wing, large-utility turboprop aircraft, which is targeted for first flight in 2019.  Textron Aviation’s piston engine aircraft include the Beechcraft Baron and Bonanza, and the Cessna Skyhawk, Skylane, and the Turbo Stationair.

Textron Aviation also offers the T-6 trainer, which has been used to train pilots from more than 20 countries, the AT-6 light attack military aircraft, and the Scorpion. The Scorpion is a highly affordable, multi-mission aircraft designed primarily for the tactical military jet aviation market.  Both the AT-6 and the Scorpion are not yet in production, pending customer orders.

In support of its family of aircraft, Textron Aviation operates a global network of 18 service centers, two of which are co-located with Bell Helicopter, along with more than 350 authorized independent service centers located throughout the world. Textron Aviation-owned service centers provide customers with 24-hour service and maintenance. Textron Aviation also provides its customers with around-the-clock parts support and offers a mobile support program with over 70 mobile service units and several dedicated support aircraft. In addition, Able Aerospace Services, Inc., a subsidiary of Textron Aviation, also provides component and maintenance, repair and overhaul services in support of commercial and military fixed- and rotor-wing aircraft.

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

Bell Segment

Bell Helicopter is one of the leading suppliers of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world.  Revenues for Bell accounted for 23%, 23% and 23% of our total revenues in 2018, 2017 and 2016, respectively.

Bell supplies advanced military helicopters and support to the U.S. Government and to military customers outside the United States.  Bell’s primary U.S. Government programs are the V-22 tiltrotor aircraft and the H-1 helicopters.  Bell is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company (Boeing), the only supplier of military tiltrotor aircraft. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. Through its strategic alliance with Boeing, Bell produces and supports the V-22 tiltrotor aircraft for the U.S. Department of Defense (DoD), and also for Japan under the U.S. Government-sponsored foreign military sales program.  In 2018, the Bell Boeing V-22 program was awarded a third multi-year contract for the production and delivery of an additional 63 units along with related supplies and services through 2024.  The H-1 helicopter program includes a utility model, the UH-1Y, and an advanced attack model, the AH-1Z, which have 84% parts commonality between them. While the U.S. Marine Corps is the primary customer for H-1 helicopters, we also sell H-1 helicopters under the U.S. Government-sponsored foreign military sales program.

Bell is developing the V-280 Valor, a next generation vertical lift aircraft as part of the Joint Multi Role Technology Demonstrator (JMR-TD) initiative. The JMR-TD program is the science and technology precursor to the Department of Defense’s Future Vertical Lift program. Aircraft designed through this initiative will compete to replace thousands of aging utility and attack helicopters for the U.S. Armed Forces over the next decade. The V-280 achieved its first flight in December 2017 and its first cruise mode flight in May 2018, and continues to perform ongoing flight testing.

Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue and emergency medical helicopter operators, and foreign governments.  Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products.  The helicopters currently offered by Bell for commercial applications include the 407GXP, 407GXi, 412EP, 412EPI, 429, 429WLG, 505 Jet Ranger X and Huey II.  In addition, the 525 Relentless, Bell’s first super medium commercial helicopter, continues flight test activities with certification targeted in late 2019.

For both its military programs and its commercial products, Bell provides post-sale support and service for an installed base of approximately 13,000 helicopters through a network of six Company-operated service centers, four global parts distribution centers and over 100 independent service centers located in 35 countries.  Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.

Bell competes against a number of competitors throughout the world for its helicopter business and its parts and support business.  Competition is based primarily on price, product quality and reliability, product support, performance and reputation.

Textron Systems Segment

Textron Systems’ product lines consist of Unmanned Systems, Marine and Land systems, and Simulation, Training and Other.  Textron Systems is a supplier to the defense, aerospace and general aviation markets, and represents 10%, 13% and 13% of our total revenues in 2018, 2017 and 2016, respectively.  This segment sells products to U.S. Government customers and to customers outside the U.S. through foreign military sales sponsored by the U.S. Government and directly through commercial sales channels.  Textron Systems competes on the basis of technology, contract performance, price, product quality and reliability, product support and reputation.

Unmanned Systems

Our Unmanned Systems product line includes unmanned aircraft systems, unmanned surface systems, mission command hardware and solutions, and worldwide customer support and logistics.  Unmanned aircraft systems includes the Shadow, the U.S. Army’s premier tactical unmanned aircraft system, which has surpassed one million flight hours since its introduction, and the Aerosonde Small Unmanned Aircraft System, a multi-mission capable unmanned aircraft system that has amassed more than 300,000 flight hours in commercial and military operations around the world. Unmanned Systems also provides complete systems solutions to its government and commercial customers through comprehensive program management, operational and maintenance training, technical assistance and logistics support, and end-to-end turnkey mission support.

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

Simulation, Training and Other

Our Simulation, Training and Other product line includes products and services provided by the following businesses: TRU Simulation + Training, Textron Airborne Solutions, Electronic Systems, Lycoming, and Weapons and Sensors Systems. TRU Simulation + Training designs, develops, manufactures, installs, and provides maintenance of advanced flight training courseware and devices, including full flight simulators, for both rotary- and fixed-wing aircraft for commercial airlines, aircraft original equipment manufacturers (OEMs), flight training centers and training organizations worldwide. Through its training centers, TRU Simulation + Training provides initial type-rating and recurrency training for pilots, as well as maintenance training in its Aviation Maintenance Training Academy. Textron Airborne Solutions, which includes Airborne Tactical Advantage Company, focuses on live military air-to-air and air-to-ship training and support services for U.S. Navy, Marine and Air Force pilots. Electronic Systems provides high technology test equipment, electronic warfare test and training solutions and intelligence software solutions for U.S. and international defense, intelligence and law enforcement communities. Lycoming specializes in the engineering, manufacture, service and support of piston aircraft engines for the general aviation and remotely piloted aircraft markets. Weapons and Sensors Systems offers advanced precision guided weapons systems, airborne and ground-based sensors and surveillance systems, and protection systems for the defense and aerospace industries.

In October 2018, TRU Simulation + Training entered into a letter of intent to form a joint venture with FlightSafety International to provide training solutions for Textron Aviation’s business and general aviation aircraft. This transaction is subject to a final agreement and regulatory approvals.

Industrial Segment

Our Industrial segment designs and manufactures a variety of products within the Fuel Systems and Functional Components and Specialized Vehicles product lines.  On July 2, 2018, we sold our Tools and Test Equipment businesses that were previously included in this segment as discussed in Note 2 to the Consolidated Financial Statements on page 50 of this Annual Report on Form 10-K. Industrial segment revenues represented 31%, 30% and 28% of our total revenues in 2018, 2017 and 2016, respectively.

Fuel Systems and Functional Components

Our Fuel Systems and Functional Components product line is produced by our Kautex business unit which is headquartered in Bonn, Germany and operates over 30 plants in 14 countries.  Kautex is a leading developer and manufacturer of blow-molded plastic fuel systems and advanced fuel systems, including pressurized fuel tanks for hybrid applications, for cars, light trucks and all-terrain vehicles. Kautex also develops and manufactures clear-vision systems for automobiles, selective catalytic reduction systems used to reduce emissions from diesel engines, and other fuel system components, as well as plastic bottles and containers for medical, household, agricultural, laboratory and industrial uses. Additionally, Kautex operates a business that produces cast iron engine camshafts, crankshafts and other engine components. Kautex serves the global automobile market, with operating facilities near its major customers around the world.

Our automotive products have several major competitors worldwide, some of which are affiliated with the OEMs that comprise our targeted customer base. Competition typically is based on a number of factors including price, technology, environmental performance, product quality and reliability, prior experience and available manufacturing capacity.

Specialized Vehicles

Our Specialized Vehicles product line includes products sold by the Textron Specialized Vehicles businesses under the E-Z-GO, Arctic Cat, TUG Technologies, Douglas Equipment, Premier, Safeaero, Ransomes, Jacobsen, Cushman and Dixie Chopper brands. These businesses design, manufacture and sell golf cars, off-road utility vehicles, recreational side-by-side and all-terrain vehicles, snowmobiles, light transportation vehicles, aviation ground support equipment and professional turf-maintenance equipment, as well as specialized turf-care vehicles.

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

Finance Segment

Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. A substantial number of the new originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S. Finance receivables originated in the U.S. are primarily for purchasers who had difficulty in accessing other sources of financing for the purchase of Textron-manufactured products.  In 2018, 2017 and 2016, our Finance group paid our Manufacturing group $177 million, $174 million and $173 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group.

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

Backlog

Our backlog at the end of 2018 and 2017 is summarized below:

(In millions)	December 29, 2018	December 30, 2017
Bell	$5,837	$4,598
Textron Aviation	1,791	1,180
Textron Systems	1,469	1,406
Total backlog	$9,097	$7,184

Backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as Indefinite Delivery, Indefinite Quantity contracts. With the adoption of ASC 606 at the beginning of 2018, as discussed in Note 1 to the Consolidated Financial Statements on page 43 of this Annual Report on Form 10-K, backlog now includes amounts under contracts with the U.S. Government and certain other agreements when contract criteria have been met. Prior to the adoption, our backlog excluded firm orders with the U.S. Government for which funding had not been appropriated. Upon adoption, Bell’s backlog decreased $760 million, largely resulting from the acceleration of revenues upon conversion to the cost-to-cost method of revenue recognition, and Textron Aviation’s backlog increased $170 million.

At December 29, 2018, Bell’s backlog included $2.4 billion for its portion of the third multi-year V-22 contract received in 2018 for the production and delivery of 63 units along with related supplies and services through 2024.

U.S. Government Contracts

In 2018, approximately 24% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government, including those contracts under the U.S. Government-sponsored foreign military sales program. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of funding, which is dependent upon congressional appropriations, national and international priorities for defense spending, world events, and the size and timing of programs in which we may participate.

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

Patents and Trademarks

We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We also own or license active trademark registrations and pending trademark applications in the U.S. and in various foreign countries or regions, as well as trade names and service marks. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including:  A-2PATS; Able Aerospace Services; Able Preferred; Aeronautical Accessories; Aerosonde; Alterra; AH-1Z; Arctic Cat; AT-6; AVCOAT; Baron; Bearcat; Beechcraft; Beechcraft T-6; Bell; Bell Helicopter; BlackWorks McCauley; Bonanza; Cadillac Gage; CAP; Caravan; Cessna; Cessna SkyCourier; Citation; Citation Latitude; Citation Longitude; Citation M2; Citation Sovereign; Citation X+; Citation XLS+; CJ1+; CJ2+; CJ3; CJ3+; CJ4; Clairity; CLAW; Commando; Cushman; Customer Advantage Plans; CUSV; Denali; Dixie Chopper; Eclipse; El Tigre; E-Z-GO; E-Z-GO EXPRESS; FAST-N-LATCH; Firecat; FOREVER WARRANTY; Freedom; Fury; GLOBAL MISSION SUPPORT; Grand Caravan; H-1; HAULER; Hawker; Hemisphere; Huey; Huey II; IE2; Integrated Command Suite; INTELLIBRAKE; Jacobsen; Jet Ranger X; Kautex; King Air; King Air C90GTx; King Air 250; King Air 350; Kiowa Warrior; LF; Lycoming; Lynx; M1117 ASV; McCauley; Mission Critical Support (MCS); MISSIONLINK; Motorfist; MudPro; Mustang; Next Generation Carbon Canister; Next Generation Fuel System; NGCC; NGFS; NightWarden; Odyssey; Pantera; Power Advantage; Premier; Pro-Fit; ProFlight; ProParts; ProPropeller; Prowler; Ransomes; REALCue; REALFeel; Relentless; RIPSAW; RT2; RXV; Safeaero; Scorpion; Shadow; Shadow Knight; Shadow Master; Skyhawk; Skyhawk SP; Skylane; SkyPLUS; Sno Pro; SnoCross; Sovereign; Speedrack; Stampede; Stationair; Super Cargomaster; Super Medium; SuperCobra; Synturian; Team Arctic; Textron; Textron Airborne Solutions; Textron Aviation; Textron Financial Corporation; Textron GSE; Textron Systems; Thundercat; TRUESET; TRU Simulation + Training; TRUCKSTER; TTx; TUG; Turbo Skylane; Turbo Stationair; TRV; TXT; UH-1Y; VALOR; Value-Driven MRO Solutions; V-22 Osprey; V-247; V-280; Wildcat; Wolverine; ZR; 2FIVE; 206; 206L4; 407; 407GXi; 412; 412EPI; 429; 429WLG; 505; 525 and 525 Relentless. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

Environmental Considerations

Our operations are subject to numerous laws and regulations designed to protect the environment.  Compliance with these laws and expenditures for environmental controls has not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 17 to the Consolidated Financial Statements on page 72 of this Annual Report on Form 10-K.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets nor on our results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.

Employees

At December 29, 2018, we had approximately 35,000 employees.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 14, 2019.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	57	Chairman, President and Chief Executive Officer
Frank T. Connor	59	Executive Vice President and Chief Financial Officer
Julie G. Duffy	53	Executive Vice President, Human Resources
E. Robert Lupone	59	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer

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

•     The risk that acquisitions do not perform as planned, including, for example, the risk that acquired businesses will not achieve revenues and profit projections; and

•     The impact of changes in tax legislation.

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

During 2018, we derived approximately 24% of our revenues from sales to a variety of U.S. Government entities.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions and the U.S. Government budget process which includes enacting relevant legislation, such as appropriations bills and accords on the debt ceiling. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations.  Further uncertainty with respect to ongoing programs could also result in the event that the U.S. Government finances its operations through temporary funding measures such as “continuing resolutions” rather than full-year appropriations. If we incur costs in advance or in excess of funds committed on a contract, we are at risk for non-reimbursement of those costs until additional funds are appropriated.  The reduction, termination or delay in the timing of funding for U.S. Government programs for which we currently provide or propose to provide products or services may result in a loss of anticipated future revenues that could materially and adversely impact our results of operations and financial condition. Significant changes in national and international policies or priorities for defense spending, as well as the impact of sequestration, could affect the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.  In addition, because our U.S. Government contracts generally require us to continue to perform even if the U.S. Government is unable to make timely payments, we may need to finance our continued performance for the impacted contracts from our other resources on an interim basis.  For example, if the U.S. government is shut down for an extended period of time or the debt ceiling is not raised, our customer may not pay us on a timely basis. An extended delay in the timely payment by the U.S. Government could have a material adverse effect on our cash flows, results of operations and financial condition.

U.S. Government contracts may be terminated at any time and may contain other unfavorable provisions.

The U.S. Government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.  In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs but not the anticipated profit that would have been earned had the contract been completed.  A termination arising out of our default for failure to perform could expose us to liability, including but not limited to, all costs incurred under the contract plus potential liability for re-procurement costs in excess of the total original contract amount, less the value of work performed and accepted by the customer under the contract.  Such an event could also have an adverse effect on our ability to compete for future contracts and orders. If any of our contracts are terminated by the U.S. Government whether for convenience or default, our backlog and anticipated revenues would be reduced by the expected value of the remaining work under such contracts.  We also enter into “fee for service” contracts with the U.S. Government where we retain ownership of, and consequently the risk of loss on, aircraft and equipment supplied to perform under these contracts.  Termination of these contracts could materially and adversely impact our results of operations. On contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor.  In addition, in the event that the U.S. Government is unable to make timely payments, failure to continue contract performance places the contractor at risk of termination for default.  Any such event could have a material adverse effect on our cash flows, results of operations and financial condition.

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

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as the DCAA and DCMA. These agencies review our performance under contracts, our cost structure and our compliance with laws and regulations applicable to U.S. Government contractors. The systems that are subject to review include, but are not limited to, our accounting, estimating, material management and accounting, earned value management, purchasing and government property systems. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions that may include the termination of our contracts, forfeiture of profits, suspension of payments, fines, and, under certain circumstances, suspension or debarment from future contracts for a period of time. Whether or not illegal activities are alleged, the U.S. Government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate.  These laws and regulations affect how we conduct business with our government customers and, in some instances, impose added costs on our business.

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

Under fixed-price contracts, generally we receive a fixed price irrespective of the actual costs we incur, and, consequently, any costs in excess of the fixed price are absorbed by us. Changes in underlying assumptions, circumstances or estimates used in developing the pricing for such contracts may adversely affect our results of operations. Additionally, fixed-price contracts may require progress payments rather than performance-based payments which can delay our ability to recover a significant amount of costs incurred on a contract and thus affect the timing of our cash flows.  Fixed-price incentive-based fee arrangements provide that allowable costs incurred are reimbursable but are subject to a cost-share which could negatively impact our profitability. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-reimbursement contracts that are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based, however, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs incurred in performing under the contract, our cash flows, results of operations and financial condition could be adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Demand for our aircraft products is cyclical and could adversely affect our financial results.

Demand for business jets, turbo props and commercial helicopters has been cyclical and difficult to forecast. Therefore, future demand for these products could be significantly and unexpectedly less than anticipated and/or less than previous period deliveries. Similarly, there is uncertainty as to when or whether our existing commercial backlog for aircraft products will convert to revenues as the conversion depends on production capacity, customer needs and credit availability. Changes in economic conditions may cause customers to request that firm orders be rescheduled or cancelled. Reduced demand for our aircraft products or delays or cancellations of orders could have a material adverse effect on our cash flows, results of operations and financial condition.

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

Our information technology (IT) and related systems are critical to the efficient operation of our business and essential to our ability to perform day to day processes.  From time to time, we update and/or replace IT systems used by our businesses.  The implementation of new systems can present temporary disruptions of business activities as existing processes are transitioned to the new systems, resulting in productivity issues, including delays in production, shipments or other business operations. We also outsource certain support functions, including certain global IT infrastructure services, to third-party service providers, and any disruption of such outsourced processes or functions could have a material adverse effect on our operations.  In addition, as a U.S. defense contractor, we face certain security threats, including threats to our IT infrastructure and unlawful attempts to gain access to our information via phishing / malware campaigns and other cyberattack methods, as well as threats to the physical security of our facilities and employees, as do our customers, suppliers, subcontractors and joint venture partners. Attempts to gain unauthorized access to our confidential, classified or otherwise proprietary information or that of our employees or customers, as well as other security breaches, are persistent, continue to evolve and require highly skilled IT resources.

We maintain Information Systems Incident Management Standards applicable to all our businesses to ensure information security events and weaknesses associated with information systems are communicated and acted on in a timely manner.  Our enterprise risk management program includes cyber risk/network protection mitigation plans, and our disclosure controls and procedures address cybersecurity and include processes intended to ensure that security breaches are analyzed for potential disclosure. Additionally, we conduct periodic training for our employees regarding the protection of sensitive information which includes training intended to prevent the success of cyberattacks.  Further, our insider trading compliance program addresses restrictions against trading while in possession of material, nonpublic information in connection with a cybersecurity incident.

While we have experienced cybersecurity attacks, we have not suffered any material losses relating to such attacks, and we believe our threat detection and mitigation processes and procedures are robust.  Due to the evolving nature of security threats, the possibility of future material incidents cannot be completely mitigated and we may not be successful in detecting, reporting or responding to cyber incidents in a timely manner. Future attacks or breaches of data security, whether of our systems or the systems of our service providers or other third parties who may have access to our data for business purposes, could disrupt our operations, cause the loss of business information or compromise confidential information, exposing us to liability or regulatory action. Such an incident also could require significant management attention and resources, increase costs that may not be covered by insurance, and result in reputational damage, potentially adversely affecting our competitiveness and our results of operations. Products and services that we provide to our customers may themselves be subject to cyberthreats which may not be detected or effectively mitigated, resulting in potential losses that could adversely affect us and our customers. In addition, our customers, including the U.S. Government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands.

Developing new products and technologies entails significant risks and uncertainties.

To continue to grow our revenues and segment profit, we must successfully develop new products and technologies or modify our existing products and technologies for our current and future markets. Our future performance depends, in part, on our ability to identify emerging technological trends and customer requirements and to develop and maintain competitive products and services. Delays or cost overruns in the development and acceptance of new products, or certification of new aircraft and other products, could adversely affect our results of operations. These delays could be caused by unanticipated technological hurdles, production changes to meet customer demands, unanticipated difficulties in obtaining required regulatory certifications of new aircraft or other products, coordination with joint venture partners or failure on the part of our suppliers to deliver components as agreed. We also could be adversely affected if our research and development investments are less successful than expected or if we do not adequately protect the intellectual property developed through these efforts. Likewise, new products and technologies could generate unanticipated safety or other concerns resulting in expanded product liability risks, potential product recalls and other regulatory issues that could have an adverse impact on us. Furthermore, because of the lengthy research and development cycle involved in bringing certain of our products to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aerospace or defense industries could have a significant effect on the demand for new products and technologies under development, which could have an adverse effect on our financial condition and results of operations. In addition, our investments in equipment or technology that we believe will enable us to obtain future service contracts for our U.S. Government or other customers may not result in contracts or revenues sufficient to offset such investment. The market for our product offerings may not develop or continue to expand as we currently anticipate. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain superior market acceptance compared to our products.  A significant failure in our new product development efforts or the failure of our products or services to achieve market acceptance relative to our competitors’ products or services could have an adverse effect on our financial condition and results of operations.

We are subject to the risks of doing business in foreign countries.

During 2018, we derived approximately 38% of our revenues from international business, including U.S. exports. Conducting business internationally exposes us to additional risks than if we conducted our business solely within the U.S. We maintain manufacturing facilities, service centers, supply centers and other facilities worldwide, including in various emerging market countries.  Risks related to international operations include import, export and other trade restrictions; changing U.S. and foreign procurement policies and practices; changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements; impacts related to the pending voluntary exit of the United Kingdom from the European Union (“Brexit”); restrictions on technology transfer; difficulties in protecting intellectual property; increasing complexity of employment and environmental, health and safety regulations; foreign investment laws; exchange controls; repatriation of earnings or cash settlement challenges, competition from foreign and multinational firms with home country advantages; economic and government instability, acts of terrorism and related safety concerns.  The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.

Additionally, some international government customers require contractors to agree to specific in-country purchases, technology transfers, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. These contracts generally extend over several years and may include penalties if we fail to perform in accordance with the offset requirements which are often subjective. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors and suppliers in connection with international programs. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we maintain policies and procedures designed to facilitate compliance with these laws, a violation of such laws by any of our international representatives, consultants, joint ventures, business partners, subcontractors or suppliers, even if prohibited by our policies, could have an adverse effect on our business and reputation.

We are subject to increasing compliance risks that could adversely affect our operating results.

As a global business, we are subject to laws and regulations in the U.S. and other countries in which we operate. International sales and global operations require importing and exporting goods and technology, some of which have military applications subjecting them to more stringent import-export controls across international borders on a regular basis. For example, we sometimes initially must obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell certain of our aerospace and defense products outside the U.S. Both U.S. and foreign laws and regulations applicable to us have been increasing in scope and complexity. For example, both U.S. and foreign governments and government agencies regulate the aviation industry, and they may impose new regulations with additional aircraft security or other requirements or restrictions, including, for example, restrictions and/or fees related to carbon emissions levels. Changes in environmental and climate change laws and regulations, including laws relating to greenhouse gas emissions, could lead to the necessity for new or additional investment in product designs or manufacturing processes and could increase environmental compliance expenditures, including costs to defend regulatory reviews. New or changing laws and regulations or related interpretation and policies could increase our costs of doing business, affect how we conduct our operations, adversely impact demand for our products, and/or limit our ability to sell our products and services. Compliance with laws and regulations of increasing scope and complexity is even more challenging in our current business environment in which reducing our operating costs is often necessary to remain competitive. In addition, a violation of U.S. and/or foreign laws by one of our employees or business partners could subject us or our employees to civil or criminal penalties, including material monetary fines, or other adverse actions, such as denial of import or export privileges and/or debarment as a government contractor which could damage our reputation and have an adverse effect on our business.

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

Intellectual property infringement claims may be asserted by third parties against us or our customers. Any related indemnification payments or legal costs we may be obliged to pay on behalf of our businesses, our customers or other third parties could be costly. In addition, we own the rights to many patents, trademarks, brand names, trade names and trade secrets that are important to our business. The inability to enforce these intellectual property rights may have an adverse effect on our results of operations. Additionally, our intellectual property could be at risk due to cybersecurity threats.

Certain of our products are subject to laws regulating consumer products and could be subject to repurchase or recall as a result of safety issues.

As a distributor of consumer products in the U.S., certain of our products are subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the CPSC could require us to repair, replace or refund the purchase price of one or more of our products, or potentially even discontinue entire product lines, or we may voluntarily do so, but within strictures recommended by the CPSC. The CPSC also can impose fines or penalties on a manufacturer for non-compliance with its requirements. Furthermore, failure to timely notify the CPSC of a potential safety hazard can result in significant fines being assessed against us. Any repurchases or recalls of our products or an imposition of fines or penalties could be costly to us and could damage the reputation or the value of our brands. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future.

The increasing costs of certain employee and retiree benefits could adversely affect our results.

Our results of operations and cash flows may be adversely impacted by increasing costs and funding requirements related to our employee benefit plans. The obligation for our defined benefit pension plans is driven by, among other things, our assumptions of the expected long-term rate of return on plan assets and the discount rate used for future payment obligations. Additionally, as part of our annual evaluation of these plans, significant changes in our assumptions, due to changes in economic, legislative and/or demographic experience or circumstances, or changes in our actual investment returns could negatively impact the funded status of our plans requiring us to substantially increase our pension liability with a resulting decrease in shareholders’ equity. Also, changes in pension legislation and regulations could increase the cost associated with our defined benefit pension plans.

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

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, raw material prices and interest rates. Fluctuations in foreign currency rates may contribute to variations in revenue and costs in impacted jurisdictions which could adversely affect our profitability. We monitor and manage these exposures as an integral part of our overall risk management program. In some cases, we purchase derivatives or enter into contracts to insulate our results of operations from these fluctuations. Nevertheless, changes in currency exchange rates, raw material prices and interest rates can have substantial adverse effects on our results of operations.

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and significantly changed U.S. income tax law.   Any additional tax legislation in the United States or elsewhere, could adversely affect our effective tax rate, have a material impact on the value of our deferred tax assets or increase our future U.S. tax expense.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On December 29, 2018, we operated a total of 55 plants located throughout the U.S. and 50 plants outside the U.S.  We own 55 plants and lease the remainder for a total manufacturing space of approximately 23.8 million square feet.  We consider the productive capacity of the plants operated by each of our business segments to be adequate.  We also own or lease offices, warehouses, training and service centers and other space at various locations. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “TXT.”  At December 29, 2018, there were approximately 8,300 record holders of Textron common stock.

Issuer Repurchases of Equity Securities

The following provides information about our fourth quarter 2018 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
September 30, 2018 – November 3, 2018	2,905	$54.65	2,905	21,812
November 4, 2018 – December 1, 2018	1,910	55.76	1,910	19,902
December 2, 2018 – December 29, 2018	2,710	49.64	2,710	17,192
Total	7,525	$53.13	7,525

* These shares were purchased pursuant to a plan authorizing the repurchase of up to 40 million shares of Textron common stock that was announced on April 16, 2018. This plan has no expiration date.

Stock Performance Graph

The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2013 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P 500 Industrials Index, all of which include Textron. The values calculated assume dividend reinvestment.

	2013	2014	2015	2016	2017	2018
Textron Inc.	$100.00	$115.83	$115.77	$134.09	$156.51	$126.42
S&P 500	100.00	114.15	115.73	129.57	157.85	149.64
S&P 500 A&D	100.00	112.09	118.18	140.52	198.66	180.24
S&P 500 Industrials	100.00	112.81	116.08	127.82	156.67	150.54

Item 6.  Selected Financial Data

(Dollars in millions, except per share amounts)	2018	2017	2016	2015	2014
Revenues (a)
Textron Aviation	$4,971	$4,686	$4,921	$4,822	$4,568
Bell	3,180	3,317	3,239	3,454	4,245
Textron Systems	1,464	1,840	1,756	1,520	1,624
Industrial	4,291	4,286	3,794	3,544	3,338
Finance	66	69	78	83	103
Total revenues	$13,972	$14,198	$13,788	$13,423	$13,878
Segment profit
Textron Aviation (b)	$445	$303	$389	$400	$234
Bell	425	415	386	400	529
Textron Systems	156	139	186	129	150
Industrial	218	290	329	302	280
Finance	23	22	19	24	21
Total segment profit	1,267	1,169	1,309	1,255	1,214
Corporate expenses and other, net	(119)	(132)	(172)	(154)	(161)
Interest expense, net for Manufacturing group	(135)	(145)	(138)	(130)	(148)
Special charges (c)	(73)	(130)	(123)	—	(52)
Gain on business disposition (d)	444	—	—	—	—
Income tax expense (e)	(162)	(456)	(33)	(273)	(248)
Income from continuing operations	$1,222	$306	$843	$698	$605
Earnings per share
Basic earnings per share — continuing operations	$4.88	$1.15	$3.11	$2.52	$2.17
Diluted earnings per share — continuing operations	$4.83	$1.14	$3.09	$2.50	$2.15
Basic average shares outstanding (in thousands)	250,196	266,380	270,774	276,682	279,409
Diluted average shares outstanding (in thousands)	253,237	268,750	272,365	278,727	281,790
Common stock information
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08
Book value at year-end	$22.04	$21.60	$20.62	$18.10	$15.45
Price at year-end	$45.65	$56.59	$48.56	$42.01	$42.17
Financial position
Total assets	$14,264	$15,340	$15,358	$14,708	$14,605
Manufacturing group debt	$3,066	$3,088	$2,777	$2,697	$2,811
Finance group debt	$718	$824	$903	$913	$1,063
Shareholders’ equity	$5,192	$5,647	$5,574	$4,964	$4,272
Manufacturing group debt-to-capital (net of cash)	29%	26%	23%	26%	33%
Manufacturing group debt-to-capital	37%	35%	33%	35%	40%
Investment data
Capital expenditures	$369	$423	$446	$420	$429
Manufacturing group depreciation	$358	$362	$368	$383	$379

(a)          At the beginning of 2018, we adopted ASC 606 using a modified retrospective basis and as a result, the comparative information has not been restated and is reported under the accounting standards in effect for these years. See Note 1 to the Consolidated Financial Statements for additional information.

(b)          In 2015 and 2014, segment profit included amortization of $12 million and $63 million, respectively, related to fair value step-up adjustments of Beechcraft acquired inventories sold during the period.

(c)           Special charges of $73 million were recorded in the fourth quarter of 2018 under a restructuring plan for the Textron Specialized Vehicles businesses within our Industrial segment. In 2017 and 2016, special charges included $90 million and $123 million, respectively, related to our 2016 restructuring plan. We also recorded special charges of $40 million in 2017 related to the Arctic Cat acquisition, which included restructuring, integration and transaction costs. For 2014, special charges included acquisition and restructuring costs related to the acquisition of Beechcraft.

(d)          On July 2, 2018, Textron completed the sale of the Tools & Test Equipment product line which resulted in an after-tax gain of $419 million.

(e)           Income tax expense for 2017 included a $266 million charge to reflect our provisional estimate of the net impact of the Tax Cuts and Jobs Act. We completed our analysis of this legislation in the fourth quarter of 2018 and recorded a $14 million income tax benefit. In 2016, we recognized an income tax benefit of $319 million, inclusive of interest, of which $206 million is attributable to continuing operations and $113 million is attributable to discontinued operations.  This benefit was a result of the final settlement with the Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Consolidated Results of Operations

For an overview of our business segments, including a discussion of our major products and services, refer to Item 1. Business on pages 3 through 9.  The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. Financial Statements and Supplementary Data. An analysis of our consolidated operating results is set forth below, and a more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 21 through 27.

At the beginning of 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective transition method applied to contracts that were not substantially complete at the end of 2017.  We recorded a $90 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of 2018, primarily related to certain long-term contracts our Bell segment has with the U.S. Government that converted to the cost-to-cost method for revenue recognition. Revenues in 2018 for our U.S. Government contracts are primarily recognized as costs are incurred, while revenues for 2017 were primarily recognized as units were delivered. The comparative information has not been restated and is reported under the accounting standards in effect for those periods.  A reconciliation of the financial statement line items impacted for 2018 under ASC 606 to the prior accounting standards is provided in Note 12.

2018 Financial Highlights

•                  Segment profit increased by 8% to $1.3 billion.

•                  Generated $1.1 billion of net cash from operating activities of continuing operations for our manufacturing businesses.

•                  Completed the sale of the Tools and Test Equipment product line within our Industrial segment and received $0.8 billion in net cash proceeds.

•                  Returned $1.8 billion to our shareholders through share repurchases and dividend payments.

•                  Invested $643 million in research and development activities and $369 million in capital expenditures.

•                  Backlog increased 27% to $9.1 billion. Our backlog includes the award of our third multi-year V-22 contract at Bell for $2.4 billion and increased orders for our commercial aircraft at the Textron Aviation and Bell segments.

Revenues

				% Change
(Dollars in millions)	2018	2017	2016	2018	2017
Revenues	$13,972	$14,198	$13,788	(2)%	3%

Revenues decreased $226 million, 2%, in 2018, compared with 2017, largely driven by the disposition of the Tools and Test Equipment product line within the Industrial segment. The net revenue decrease included the following factors:

•                  Lower Textron Systems revenues of $376 million, primarily reflecting lower volume of $159 million in the Marine and Land Systems product line, along with a decrease due to the discontinuance of our sensor-fuzed weapon product in 2017.

•                  Lower Bell revenues of $137 million, primarily due to lower commercial revenues of $91 million, largely reflecting the mix of aircraft sold in the year, and lower military revenues of $46 million.

•                  Higher Textron Aviation revenues of $285 million, due to higher volume and mix of $185 million and favorable pricing of $100 million.

•                 Higher Industrial revenues of $5 million, primarily due to higher volume of $149 million, largely related to the Textron Specialized Vehicles product line, a favorable impact of $57 million from foreign exchange and the impact from the Arctic Cat acquisition of $49 million.  These increases were largely offset by $246 million in lower revenues due to the disposition of the Tools and Test Equipment product line.

Revenues increased $410 million, 3%, in 2017, compared with 2016, largely driven by increases in the Industrial, Textron Systems and Bell segments, partially offset by lower revenues at the Textron Aviation segment. The net revenue increase included the following factors:

•                  Higher Industrial revenues of $492 million, primarily due to the impact from the acquisition of Arctic Cat.

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

Cost of Sales and Selling and Administrative Expense

				% Change
(Dollars in millions)	2018	2017	2016	2018	2017
Cost of sales	$11,594	$11,827	$11,337	(2)%	4%
Gross margin as a percentage of Manufacturing revenues	16.6%	16.3%	17.3%
Selling and administrative expense	$1,275	$1,334	$1,317	(4)%	1%

In 2018, cost of sales decreased $233 million, 2%, compared with 2017, largely resulting from the disposition of the Tools and Test Equipment product line and lower net volume as described above. Selling and administrative expense decreased $59 million, 4%, in 2018, compared with 2017, primarily reflecting the impact from the disposition of the Tools and Test Equipment product line.

Cost of sales increased $490 million, 4%, and selling and administrative expense increased $17 million, 1%, in 2017, compared with 2016, primarily due to an increase from acquired businesses, largely Arctic Cat. Gross margin as a percentage of Manufacturing revenues decreased 100 basis points from 2016, primarily due to lower margins at the Textron Systems segment, largely reflecting an unfavorable impact from net program adjustments, and the Industrial segment, which included the impact from the Arctic Cat acquisition.

Interest Expense

				% Change
(Dollars in millions)	2018	2017	2016	2018	2017
Interest expense	$166	$174	$174	(5)%	—

Interest expense on the Consolidated Statements of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated.  Interest expense for the Finance segment is included within segment profit and includes intercompany interest.  Consolidated interest expense decreased $8 million in 2018, compared with 2017, primarily due to lower average debt outstanding.

Gain on Business Disposition

On July 2, 2018, we completed the sale of the businesses that manufacture and sell the products in our Tools and Test Equipment product line within our Industrial segment.  We received net cash proceeds of $807 million in connection with this disposition and recorded an after-tax gain of $419 million.

Special Charges

In the fourth quarter of 2018, we recorded $73 million in special charges in connection with a plan to restructure the Textron Specialized Vehicles businesses within our Industrial segment. These businesses have undergone significant changes since the acquisition of Arctic Cat as we have expanded the product portfolio and integrated manufacturing operations and retail distribution. In the third quarter of 2018, the operating results for these businesses were significantly below our expectations as dealer sell-through lagged despite the introduction of new products into our dealer network. Based on our review and assessment of the acquired dealer network and go-to-market strategy for the Textron Off Road and Arctic Cat brands in the fourth quarter of 2018, along with a review of the other businesses within the product line, we initiated a restructuring plan. This plan included product rationalization, closure of several factory-direct turf-care branch locations and a manufacturing facility and headcount reductions.  Under this plan, we recorded asset impairment charges of $47 million, primarily intangible assets related to product rationalization, contract termination and other costs of $18 million and severance costs of $8 million.  Headcount reductions totaled approximately 400 positions, representing 10% of Textron Specialized Vehicles’ workforce. The actions taken under this plan were substantially completed at the end of 2018.

In 2017 and 2016, we recorded special charges of $90 million and $123 million, respectively, related to a plan that was initiated in 2016 to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron. The 2016 plan was completed in 2017. Special charges related to this plan included $97 million of severance costs, $84 million of asset impairments and $32 million in contract terminations and other costs.  Of these amounts, $83 million was incurred at Textron Systems, $63 million at Textron Aviation, $38 million at Industrial, $28 million at Bell and $1 million at Corporate. The total headcount reduction under this plan was approximately 2,100 positions, representing 5% of our workforce.

In connection with the acquisition of Arctic Cat, we initiated a restructuring plan in the first quarter of 2017 and recorded restructuring charges of $28 million in 2017, which included $19 million of severance costs, largely related to change-of-control provisions, and $9 million of contract termination and other costs. In addition, we recorded $12 million of acquisition-related integration and transaction costs in 2017.

For 2017 and 2016, special charges recorded by segment and type of cost are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Acquisition Integration/ Transaction Costs	Total Special Charges
2017
Industrial	$26	$1	$19	$12	$58
Textron Aviation	11	17	—	—	28
Bell	3	12	8	—	23
Textron Systems	6	16	(1)	—	21
	$46	$46	$26	$12	$130
2016
Industrial	$17	$2	$1	$—	$20
Textron Aviation	33	1	1	—	35
Bell	4	1	—	—	5
Textron Systems	15	34	13	—	62
Corporate	1	—	—	—	1
	$70	$38	$15	$—	$123

Income Taxes

	2018	2017	2016
Effective tax rate	11.7%	59.8%	3.8%

In 2018, our effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to the disposition of the Tools and Test equipment product line which resulted in a gain taxable primarily in non-U.S. jurisdictions that partially exempt such gains from tax. The effective tax rate for 2018 also reflects a $25 million benefit recognized upon the reassessment of our reserve for uncertain tax positions based on new information, including interactions with the tax authorities and recent audit settlements. In addition, we finalized the 2017 impacts of the Tax Cut and Jobs Act (the “Tax Act”) and recognized a $14 million benefit in the fourth quarter of 2018.

Our effective tax rate for 2017 was higher than the U.S. federal statutory tax rate of 35%, largely due to the impact from the Tax Act.  In the fourth quarter of 2017, we recorded a provisional estimate of $266 million for one-time adjustments resulting from the Tax Act.  Approximately $154 million of this provisional estimate represented a charge resulting from the remeasurement of our U.S. federal deferred tax assets and liabilities, and the remainder represented a provision for the transition tax on post-1986 earnings and profits previously deferred from U.S. income taxes.

In 2016, our effective tax rate was lower than the U.S. federal statutory tax rate of 35%, largely due to a settlement with the U.S. Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years.  This settlement resulted in a $206 million benefit recognized in continuing operations and a $113 million benefit in discontinued operations.

For a full reconciliation of our effective tax rate to the U.S. federal statutory tax rate, see Note 16.

Segment Analysis

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance.  Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gains/losses on major business dispositions and special charges.  The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.  Operating expenses for the Manufacturing segments include cost of sales, selling and administrative expense and other non-service components of net periodic benefit cost/(credit), and exclude certain corporate expenses and special charges.

In our discussion of comparative results for the Manufacturing group, changes in revenues and segment profit typically are expressed for our commercial business in terms of volume, pricing, foreign exchange, acquisitions and dispositions, while changes in segment profit may be expressed in terms of mix, inflation and cost performance. Volume changes in revenues for our commercial business represent increases or decreases in the number of units delivered or services provided.  Pricing represents changes in unit pricing.  Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period.  Revenues generated by acquired businesses are reflected in Acquisitions for a twelve-month period, while reductions in revenues from the sale of businesses are reflected as Dispositions.  For segment profit, mix represents a change due to the composition of products and/or services sold at different profit margins.  Inflation represents higher material, wages, benefits, pension service cost or other costs.  Performance reflects an increase or decrease in research and development, depreciation, selling and administrative costs, warranty, product liability, quality/scrap, labor efficiency, overhead, non-service pension cost/(credit), product line profitability, start-up, ramp up and cost-reduction initiatives or other manufacturing inputs.

Approximately 24% of our 2018 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program.  For our segments that contract with the U.S. Government, changes in revenue related to these contracts are expressed in terms of volume.  Revenues in 2018 for our U.S. Government contracts are primarily recognized as costs are incurred, while revenues for 2017 and 2016 were primarily recognized as units were delivered. Changes in segment profit are typically expressed in terms of volume and performance; these include cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees and other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance.

Textron Aviation

				% Change
(Dollars in millions)	2018	2017	2016	2018	2017
Revenues:
Aircraft	$3,435	$3,112	$3,412	10%	(9)%
Aftermarket parts and services	1,536	1,574	1,509	(2)%	4%
Total revenues	4,971	4,686	4,921	6%	(5)%
Operating expenses	4,526	4,383	4,532	3%	(3)%
Segment profit	445	303	389	47%	(22)%
Profit margin	9.0%	6.5%	7.9%
Backlog	$1,791	$1,180	$1,041	52%	13%

Textron Aviation Revenues and Operating Expenses

Factors contributing to the 2018 year-over-year revenue change are provided below:

(In millions)	2018 versus 2017
Volume and mix	$185
Pricing	100
Total change	$285

Textron Aviation’s revenues increased $285 million, 6%, in 2018, compared 2017, due to higher volume and mix of $185 million and favorable pricing of $100 million.  We delivered 188 Citation jets and 186 commercial turboprops in 2018, compared with 180 Citation jets and 155 commercial turboprops in 2017.

Textron Aviation’s operating expenses increased $143 million, 3%, in 2018, compared with 2017, largely due to higher net volume as described above.

Factors contributing to the 2017 year-over-year revenue change are provided below:

(In millions)	2017 versus 2016
Volume and mix	$(307)
Other	72
Total change	$(235)

Textron Aviation’s revenues decreased $235 million, 5%, in 2017, compared with 2016, primarily due to lower volume and mix of $307 million, largely the result of lower military and commercial turboprop volume. We delivered 180 Citation jets, 155 commercial turboprops and 13 Beechcraft T-6 trainers in 2017, compared with 178 Citation jets, 190 commercial turboprops and 38 Beechcraft T-6 trainers in 2016.

Textron Aviation’s operating expenses decreased $149 million, 3%, in 2017, compared with 2016, largely due to lower net volume as described above.

Textron Aviation Segment Profit

Factors contributing to 2018 year-over-year segment profit change are provided below:

(In millions)	2018 versus 2017
Volume and mix	$65
Pricing, net of inflation	57
Performance	20
Total change	$142

Segment profit at Textron Aviation increased $142 million, 47%, in 2018, compared with 2017, primarily due to the impact from higher volume and mix of $65 million as described above and the favorable impact from pricing, net of inflation.

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

Textron Aviation Backlog

Backlog at Textron Aviation increased $611 million, 52%, in 2018 as a result of orders in excess of deliveries.

Bell

				% Change
(Dollars in millions)	2018	2017	2016	2018	2017
Revenues:
Military aircraft and support programs	$2,030	$2,076	$2,087	(2)%	(1)%
Commercial helicopters, parts and services	1,150	1,241	1,152	(7)%	8%
Total revenues	3,180	3,317	3,239	(4)%	2%
Operating expenses	2,755	2,902	2,853	(5)%	2%
Segment profit	425	415	386	2%	8%
Profit margin	13.4%	12.5%	11.9%
Backlog	$5,837	$4,598	$5,360	27%	(14)%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

Factors contributing to the 2018 year-over-year revenue change are provided below:

(In millions)	2018 versus 2017
Volume and mix	$(155)
Other	18
Total change	$(137)

Bell’s revenues decreased $137 million, 4%, in 2018, compared with 2017, primarily due to lower commercial revenues of $91 million, largely reflecting the mix of aircraft sold in the year, and lower military revenues of $46 million. We delivered 192 commercial helicopters in 2018, compared with 132 commercial helicopters in 2017.

Bell’s operating expenses decreased $147 million, 5%, in 2018, compared with 2017, primarily due to lower volume and mix as described above and improved performance on military programs described below.

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

Bell’s operating expenses increased $49 million, 2%, in 2017, compared with 2016, primarily due to higher volume as described above.

Bell Segment Profit

Factors contributing to 2018 year-over-year segment profit change are provided below:

(In millions)	2018 versus 2017
Performance and other	$60
Volume and mix	(50)
Total change	$10

Bell’s segment profit increased $10 million, 2%, in 2018, compared with 2017, due to a favorable impact of $60 million from performance and other, partially offset by an unfavorable impact from volume and mix, largely due to the mix of commercial aircraft sold in the year. The impact from performance and other was largely the result of $77 million in improved performance on military programs, which included an increase in favorable profit adjustments reflecting retirements of risk related to cost estimates and improved labor and overhead rates, partially offset by higher research and development costs.

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

Bell Backlog

Bell’s backlog increased $1.2 billion, 27%, in 2018.  New contracts received in excess of revenues recognized totaled $2.0 billion, which primarily reflected an increase of $2.4 billion for Bell’s portion of a third multi-year V-22 contract for the production and delivery of 63 units along with related supplies and services through 2024.  This was partially offset by a decrease of $760 million upon the adoption of ASC 606 at the beginning of 2018, largely resulting from the acceleration of revenues upon conversion to the cost-to-cost method of revenue recognition.

Bell’s backlog decreased $762 million, 14%, in 2017, primarily due to deliveries on the V-22 and H-1 programs in excess of orders.

Textron Systems

				% Change
(Dollars in millions)	2018	2017	2016	2018	2017
Revenues	$1,464	$1,840	$1,756	(20)%	5%
Operating expenses	1,308	1,701	1,570	(23)%	8%
Segment profit	156	139	186	12%	(25)%
Profit margin	10.7%	7.6%	10.6%
Backlog	$1,469	$1,406	$1,841	4%	(24)%

Textron Systems Revenues and Operating Expenses

Factors contributing to the 2018 year-over-year revenue change are provided below:

(In millions)	2018 versus 2017
Volume	$(380)
Other	4
Total change	$(376)

Revenues at Textron Systems decreased $376 million, 20%, in 2018, compared with 2017, primarily due to lower volume of $159 million in the Marine and Land Systems product line reflecting lower Tactical Armoured Patrol Vehicle program (TAPV) deliveries, along with a decrease due to the discontinuance of our sensor-fuzed weapon product in 2017.

Textron Systems’ operating expenses decreased $393 million, 23%, in 2018, compared with 2017, primarily due to lower volume described above.  The decrease in operating expenses in 2018 also included the impact from unfavorable net program adjustments recorded in 2017 described below.

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

Textron Systems Segment Profit

Factors contributing to 2018 year-over-year segment profit change are provided below:

(In millions)	2018 versus 2017
Performance and other	$62
Volume and mix	(45)
Total change	$17

Textron Systems’ segment profit increased $17 million, 12%, in 2018, compared with 2017, primarily due to favorable performance and other of $62 million, partially offset by lower volume described above. Performance and other improved largely due to unfavorable program adjustments recorded in 2017 as discussed below.

Factors contributing to 2017 year-over-year segment profit change are provided below:

(In millions)	2017 versus 2016
Performance	$(28)
Volume and mix	(13)
Other	(6)
Total change	$(47)

Textron Systems’ segment profit decreased $47 million, 25%, in 2017, compared with 2016, primarily due to unfavorable performance.  Performance reflects an unfavorable impact from net program adjustments compared with 2016, largely due to $44 million of adjustments recorded in 2017 related to the TAPV program.  In 2017, this program experienced inefficiencies resulting from various production issues during the ramp up and subsequent production.

Textron Systems Backlog

In 2017, backlog decreased $435 million, 24%, primarily due to deliveries in excess of orders in the Marine and Land Systems product line as TAPV deliveries neared completion, and final deliveries of our discontinued sensor-fuzed weapon product in 2017.

Industrial

				% Change
(Dollars in millions)	2018	2017	2016	2018	2017
Revenues:
Fuel Systems and Functional Components	$2,352	$2,330	$2,273	1%	3%
Other Industrial	1,939	1,956	1,521	(1)%	29%
Total revenues	4,291	4,286	3,794	—	13%
Operating expenses	4,073	3,996	3,465	2%	15%
Segment profit	218	290	329	(25)%	(12)%
Profit margin	5.1%	6.8%	8.7%

Industrial Revenues and Operating Expenses

Factors contributing to the 2018 year-over-year revenue change are provided below:

(In millions)	2018 versus 2017
Disposition	$(246)
Volume	149
Foreign exchange	57
Acquisition	49
Other	(4)
Total change	$5

Industrial segment revenues increased $5 million, in 2018, compared with 2017. Higher volume of $149 million, largely related to the Textron Specialized Vehicles product line, a favorable impact of $57 million from foreign exchange, primarily related to the strengthening of the Euro against the U.S. dollar, and the impact of $49 million from the acquisition of Arctic Cat on March 6, 2017, were largely offset by $246 million in lower revenues due to the disposition of the Tools and Test Equipment product line.

Operating expenses for the Industrial segment increased $77 million, 2%, in 2018, compared with 2017, primarily due to higher volume described above, the impact from foreign exchange and additional operating expenses from the Arctic Cat acquisition.  These increases were partially offset by lower operating expenses from the disposition of our Tools and Test Equipment product line.

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

On March 6, 2017, we acquired Arctic Cat, a manufacturer of all-terrain vehicles, side-by-sides and snowmobiles, in addition to related parts, garments and accessories.  The operating results of Arctic Cat have been included in our financial results only for the period subsequent to the completion of the acquisition. See Note 2 for additional information regarding this acquisition.

Operating expenses for the Industrial segment increased $531 million, 15%, in 2017, compared with 2016, primarily due to additional operating expenses from acquired businesses.  The increase in operating expenses was also due to higher volume as described above.

Industrial Segment Profit

Factors contributing to 2018 year-over-year segment profit change are provided below:

(In millions)	2018 versus 2017
Disposition	$(22)
Pricing and inflation	(21)
Performance and other	(16)
Volume and mix	(13)
Total change	$(72)

Segment profit for the Industrial segment decreased $72 million, 25%, in 2018, compared with 2017, resulting from the impact of the disposition of our Tools and Test Equipment product line of $22 million, an unfavorable impact of pricing and inflation of $21 million and unfavorable performance and other of $16 million, which were both primarily related to the Textron Specialized Vehicles product line. The unfavorable volume and mix was primarily due to the mix of products sold in the year. Performance and other primarily included additional operating expenses in the first quarter of 2018 due to the timing of the Arctic Cat acquisition and the seasonality of the outdoor power sports business and unfavorable inventory adjustments in the Textron Specialized Vehicles product line, partially offset by a favorable impact of $17 million recognized in the fourth quarter of 2018 related to a patent infringement matter.

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

Finance

(In millions)	2018	2017	2016
Revenues	$66	$69	$78
Segment profit	23	22	19

Finance segment revenues decreased $3 million and segment profit increased $1 million in 2018, compared with 2017. Finance segment revenues decreased $9 million, in 2017, compared with 2016, primarily attributable to lower average finance receivables, and segment profit increased $3 million in 2017, compared with 2016, primarily due to lower provision for loan losses, partially offset by lower average finance receivables. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	December 29, 2018	December 30, 2017
Finance receivables	$789	$850
Nonaccrual finance receivables	40	61
Ratio of nonaccrual finance receivables to finance receivables	5.07%	7.18%
60+ days contractual delinquency	$14	$34
60+ days contractual delinquency as a percentage of finance receivables	1.77%	4.00%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	December 29, 2018	December 30, 2017
Manufacturing group
Cash and equivalents	$987	$1,079
Debt	3,066	3,088
Shareholders’ equity	5,192	5,647
Capital (debt plus shareholders’ equity)	8,258	8,735
Net debt (net of cash and equivalents) to capital	29%	26%
Debt to capital	37%	35%
Finance group
Cash and equivalents	$120	$183
Debt	718	824

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

Textron has a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At December 29, 2018, there were no amounts borrowed against the facility and there were $10 million of letters of credit issued against it. We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2018	2017	2016
Operating activities	$1,127	$930	$901
Investing activities	539	(728)	(534)
Financing activities	(1,738)	(266)	(146)

In 2018, cash flows provided by operating activities was $1,127 million, compared with $930 million in 2017, a 21% increase, primarily reflecting lower pension contributions of $306 million, higher earnings and a dividend of $50 million received from the Finance group in the first quarter of 2018, which were partially offset by a higher use of net working capital in 2018, largely reflecting a $145 million cash outflow from changes in net taxes paid/received.

Cash flows provided by operating activities was $930 million in 2017, compared with $901 million in 2016, a 3% increase, as improvements in working capital, were largely offset by higher pension contributions of $308 million and lower earnings.  Significant factors contributing to the favorable change in working capital included an increase in cash flows of $769 million related to changes in inventory between the periods, principally in the Textron Aviation and Textron Systems segments, $333 million related to changes in customer deposits and $179 million from changes in net taxes paid/received, partially offset by changes in accounts payable and accounts receivable. The increase in cash flows from customer deposits between the periods is primarily related to lower performance-based payments received on certain military contracts in the Bell segment in 2016.

Net tax payments/(receipts) were $129 million, $(16) million and $163 million in 2018, 2017 and 2016, respectively. Pension contributions were $52 million, $358 million and $50 million in 2018, 2017 and 2016, respectively.  In 2017, pension contributions included a $300 million discretionary contribution to fund a U.S. pension plan.

In 2018, investing cash flows included net cash proceeds of $807 million from the disposition of the Tools and Test Equipment product line and net proceeds from corporate-owned life insurance policies of $110 million, partially offset by capital expenditures of $369 million.  In 2017, cash flows used by investing activities included capital expenditures of $423 million and a $316 million aggregate cash payment for the Arctic Cat acquisition.  Investing cash flows for 2016 included capital expenditures of $446 million and cash used for acquisitions of $186 million, partially offset by net proceeds from corporate-owned life insurance policies of $87 million.

Cash flows used in financing activities in 2018 primarily included $1.8 billion of cash paid to repurchase an aggregate of 29.1 million shares of our outstanding common stock under both a new 2018 share repurchase authorization as disclosed below and a prior 2017 authorization. In 2017 and 2016, financing cash flows included $582 million and $241 million of cash paid, respectively, to repurchase an aggregate of 11.9 million and 6.9 million shares, respectively, of our outstanding common stock under prior share repurchase authorizations. Total financing cash flows in 2017 and 2016 also included the repayment of outstanding debt of $704 million and $254 million, respectively, and proceeds from long-term debt of $992 million and $345 million, respectively.

On April 16, 2018, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock.  This repurchase plan was utilized in 2018 for repurchases funded, in part, by the net proceeds of $0.8 billion from the disposition of the Tools and Test product line.  In addition, this plan allows us to opportunistically repurchase shares and to continue our practice of repurchasing shares to offset the impact of dilution from shares issued under compensation and benefit plans.

Dividend payments to shareholders totaled $20 million, $21 million and $22 million in 2018, 2017 and 2016, respectively. Dividends received from the Finance group, which totaled $50 million and $29 million in 2018 and 2016, respectively, are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.

Finance Group Cash Flows

The cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2018	2017	2016
Operating activities	$14	$(24)	$11
Investing activities	99	140	142
Financing activities	(176)	(94)	(51)

The Finance group’s cash flows from operating activities included net tax payments of $17 million, $48 million and $11 million in 2018, 2017 and 2016, respectively. Cash flows from investing activities primarily included collections on finance receivables totaling $226 million, $273 million and $292 million in 2018, 2017 and 2016, respectively, partially offset by finance receivable originations of $177 million, $174 million and $173 million, respectively.

Cash flows used in financing activities included payments on long-term and nonrecourse debt of $126 million, $137 million and $203 million in 2018, 2017 and 2016, respectively. In 2017 and 2016, cash flows from financing activities also included proceeds from long-term debt of $44 million and $180 million, respectively. In 2018 and 2016, dividend payments to the Manufacturing group totaled $50 million and $29 million, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2018	2017	2016
Operating activities	$1,109	$963	$927
Investing activities	620	(645)	(436)
Financing activities	(1,864)	(360)	(168)

In 2018, consolidated cash flows provided by operating activities was $1,109 million, compared with $963 million in 2017, a 15% increase, primarily reflecting lower pension contributions of $306 million and higher earnings, partially offset by a higher use of net working capital in 2018, reflecting a $114 million increase in net tax payments and $45 million in lower cash flows related to captive financing activities.

Consolidated cash flows provided by operating activities was $963 million in 2017, compared with $927 million in 2016, a 4% increase, as improvements in working capital, were largely offset by higher pension contributions of $308 million and lower earnings.  Significant factors contributing to the favorable change in working capital included an increase in cash flows of $764 million related to changes in inventory between the periods, principally in the Textron Aviation and Textron Systems segments, $333 million related to changes in customer deposits and $142 million of lower net tax payments, partially offset by changes in accounts payable and accounts receivable. The increase in cash flows from customer deposits between the periods is primarily related to lower performance-based payments received on certain military contracts in the Bell segment in 2016.

Net tax payments were $146 million, $32 million and $174 million in 2018, 2017 and 2016, respectively.  Pension contributions were $52 million, $358 million and $50 million in 2018, 2017 and 2016, respectively.  In 2017, pension contributions included a $300 million discretionary contribution to fund a U.S. pension plan.

Investing cash flows in 2018 included net cash proceeds of $807 million from the disposition of the Tools and Test Equipment product line and net proceeds from corporate-owned life insurance policies of $110 million, partially offset by capital expenditures of $369 million.  In 2017, cash flows used by investing activities included capital expenditures of $423 million and a $316 million aggregate cash payment for the Arctic Cat acquisition.  Investing cash flows for 2016 included capital expenditures of $446 million and cash used for acquisitions of $186 million, partially offset by net proceeds from corporate-owned life insurance policies of $87 million.

In 2018, 2017 and 2016, cash used in financing activities included share repurchases of $1,783 million, $582 million and $241 million, respectively, and the repayment of outstanding debt of $131 million, $841 million and $457 million, respectively. Total financing cash flows in 2017 and 2016 also included proceeds from long-term debt of $1,036 million and $525 million, respectively.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

(In millions)	2018	2017	2016
Reclassification adjustments from investing activities:
Cash received from customers	$199	$241	$248
Finance receivable originations for Manufacturing group inventory sales	(177)	(174)	(173)
Other	(4)	(10)	(31)
Total reclassification adjustments from investing activities	18	57	44
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(50)	—	(29)
Total reclassification adjustments to cash flow from operating activities	$(32)	$57	$15

Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC.  The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $125 million.  There were no cash contributions required to be paid to TFC in 2018, 2017 and 2016 to maintain compliance with the support agreement.

Contractual Obligations

Manufacturing Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of December 29, 2018:

		Payments Due by Period
(In millions)	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Debt	$3,082	$258	$1,059	$14	$1,751
Purchase obligations not reflected in balance sheet	2,571	2,032	509	28	2
Interest on borrowings	643	136	205	135	167
Pension benefits for unfunded plans	369	27	50	46	246
Postretirement benefits other than pensions	250	28	49	41	132
Other long-term liabilities	345	76	103	54	112
Operating leases	301	64	77	45	115
Total Manufacturing group	$7,561	$2,621	$2,052	$363	$2,525

Pension and Postretirement Benefits

We maintain defined benefit pension plans and postretirement benefit plans other than pensions as described in Note 14. Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. Our policy for funding pension plans is to make contributions annually, consistent with applicable laws and regulations; however, future contributions to our pension plans are not included in the above table.  In 2019, we expect to make approximately $25 million of contributions to our funded pension plans and the Retirement Account Plan. Based on our current assumptions, which may change with changes in market conditions, our current contribution for each of the years from 2020 through 2023 are estimated to be approximately $50 million under the plan provisions in place at this time.

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

Purchase Obligations

Purchase obligations include undiscounted amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates. Approximately 37% of the purchase obligations we disclose represent purchase orders issued for goods and services to be delivered under firm contracts with the U.S. Government for which we have full recourse under customary contract termination clauses.

Finance Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Finance group as of December 29, 2018:

		Payments Due by Period
(In millions)	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Term debt	$419	$167	$190	$37	$25
Subordinated debt	299	—	—	—	299
Interest on borrowings	216	25	37	30	124
Total Finance group	$934	$192	$227	$67	$448

Critical Accounting Estimates

To prepare our Consolidated Financial Statements to be in conformity with generally accepted accounting principles, we must make complex and subjective judgments in the selection and application of accounting policies.  The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are listed below.  We believe these policies require our most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties.   This section should be read in conjunction with Note 1, which includes other significant accounting policies.

Revenue Recognition

A substantial portion of our revenues is related to long-term contracts with the U.S. Government, including those under U.S. Government-sponsored foreign military sales program, for the design, development, manufacture or modification of aerospace and defense products as well as related services.  At the beginning of 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASC 606) and its related amendments using the modified retrospective transition method, which permitted comparative information to not be restated  This standard primarily impacted our contracts with the U.S. Government as we were required to convert certain contracts from the units-of-delivery method to the cost-to-cost method for revenue recognition. Under ASC 606, while the timing of revenue recognition has changed for many of these contracts and the number of units of accounting, known as performance obligations, have been reduced from the prior standards, the process for establishing and reviewing our revenue and cost estimates is consistent with the prior periods.

With the adoption of ASC 606 in 2018, due to the continuous transfer of control to the U.S. Government, we recognize revenue over the time that we perform under the contract.   Selecting the method to measure progress towards completion requires judgment and is based on the nature of the products or service to be provided.  We generally use the cost-to-cost method to measure progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts.  Under this measure, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the estimated costs at completion of the performance obligation, and revenue is recorded proportionally as costs are incurred.

Prior to the ASC 606 adoption, we accounted for our long-term contracts under the percentage of completion method of accounting.  Under this method, we estimated profit as the difference between total estimated revenues and cost of a contract.  We then recognized that estimated profit over the contract term based on either the units-of-delivery method or the cost-to-cost method (which typically was used for development effort as costs were incurred), as appropriate under the circumstances. Revenues under fixed price contracts generally were recorded using the units-of-delivery method, while revenues under cost-reimbursement contracts were recorded using the cost-to-cost method.

Approximately 80% of our 2018 revenues with the U.S. Government were under fixed-price and fixed-price incentive contracts. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit and could potentially incur a loss.

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

Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Changes in our profit booking rate due to changes in our estimate of the total expected costs, along with changes in the transaction price, are recognized on a cumulative catch-up method of accounting.  This method recognizes the cumulative effect of changes on current and prior periods with the impact of the change from inception-to-date recorded in the current period.  The impact of our gross cumulative catch-up adjustments on revenues and segment profit recognized in prior periods is presented below:

(In millions)	2018	2017	2016
Gross favorable	$249	$92	$106
Gross unfavorable	(53)	(87)	(23)
Net adjustments	$196	$5	$83

With the adoption of ASC 606 at the beginning of 2018, a significant portion of our contracts with the U.S. Government converted to the cost-to-cost method for revenue recognition from the units of delivery method.  The cost-to-cost method generally results in larger cumulative catch-up adjustments since revenue is recognized earlier on these contracts requiring the estimation of costs over longer periods of time. Under the units of delivery method that we used for many of our contracts in 2017 and 2016, we had more time to develop and refine our estimates as we were not required to recognize revenue until our products were delivered much later in the contract term.

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

If the reporting unit’s estimated fair value exceeds its carrying value, there is no impairment, and no further analysis is performed.  Otherwise, an impairment loss is recognized in an amount equal to that excess carrying value over the estimated fair value amount. Based on our annual impairment review, the fair value of all of our reporting units exceeded their carrying values, and we do not believe that there is a reasonable possibility that any units might fail the initial step of the impairment test in the foreseeable future.

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

To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will increase pension expense.  For 2018, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 7.58%, compared with 7.57% in 2017.  For the last seven years, the assumed rate of return for our domestic plans, which represent approximately 93% of our total pension assets, was 7.75%.  A 50 basis-point decrease in this long-term rate of return in 2018 would have increased pension cost for our domestic plans by approximately $33 million.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled.  This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change.  A lower discount rate increases the present value of the benefit obligations and increases pension expense.  In 2018, the weighted-average discount rate used in calculating pension expense was 3.67%, compared with 4.13% in 2017.  For our domestic plans, the assumed discount rate was 3.75% in 2018, compared with 4.25% in 2017.  A 50 basis-point decrease in this weighted-average discount rate in 2018 would have increased pension cost for our domestic plans by approximately $31 million.

The trend in healthcare costs is difficult to estimate and has an important effect on postretirement liabilities.  The 2018 medical and prescription drug cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits.  In 2018, we assumed a trend rate of 7% for both medical and prescription drug cost and assumed this rate would gradually decline to 5% by 2024 and then remain at that level.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage our foreign currency transaction exposures by entering into foreign currency exchange contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency.  The notional amount of outstanding foreign currency exchange contracts was $379 million and $426 million at December 29, 2018 and December 30, 2017, respectively.  We also manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency-denominated assets with liabilities in the same currency so that certain exposures are naturally offset.  We primarily use borrowings denominated in British pound sterling for these purposes.  The impact of foreign currency exchange rate changes on our Consolidated Statements of Operations are as follows:

(In millions)	2018	2017	2016
Increase (decrease) in revenues	$57	$27	$(36)
Increase (decrease) in segment profit	1	(1)	(12)

Interest Rate Risk

Our financial results are affected by changes in interest rates.  As part of managing this risk, we seek to achieve a prudent balance between floating- and fixed-rate exposures.  We continually monitor our mix of these exposures and adjust the mix, as necessary.  For our Finance group, we generally limit our risk to changes in interest rates with a strategy of matching floating-rate assets with floating-rate liabilities.

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

	December 29, 2018			December 30, 2017
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign currency exchange risk
Debt	$(197)	$(208)	$(21)	$(212)	$(232)	$(23)
Foreign currency exchange contracts	(8)	(8)	50	11	11	26
	$(205)	$(216)	$29	$(201)	$(221)	$3
Interest rate risk
Debt	$(2,996)	$(2,971)	$(30)	$(3,007)	$(3,136)	$(33)
Finance group
Interest rate risk
Finance receivables	$582	$584	$14	$643	$675	$14
Debt	(718)	(640)	1	(824)	(799)	2

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

Consolidated Statements of Operations

For each of the years in the three-year period ended December 29, 2018

(In millions, except per share data)	2018	2017	2016
Revenues
Manufacturing revenues	$13,906	$14,129	$13,710
Finance revenues	66	69	78
Total revenues	13,972	14,198	13,788
Costs, expenses and other
Cost of sales	11,594	11,827	11,337
Selling and administrative expense	1,275	1,334	1,317
Interest expense	166	174	174
Special charges	73	130	123
Gain on business disposition	(444)	—	—
Non-service components of pension and post-retirement income, net	(76)	(29)	(39)
Total costs, expenses and other	12,588	13,436	12,912
Income from continuing operations before income taxes	1,384	762	876
Income tax expense	162	456	33
Income from continuing operations	1,222	306	843
Income from discontinued operations, net of income taxes*	—	1	119
Net income	$1,222	$307	$962
Basic earnings per share
Continuing operations	$4.88	$1.15	$3.11
Discontinued operations	—	—	0.44
Basic earnings per share	$4.88	$1.15	$3.55
Diluted earnings per share
Continuing operations	$4.83	$1.14	$3.09
Discontinued operations	—	—	0.44
Diluted earnings per share	$4.83	$1.14	$3.53

* For 2016, see Note 16 for additional information.

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

For each of the years in the three-year period ended December 29, 2018

(In millions)	2018	2017	2016
Net income	$1,222	$307	$962
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits adjustments, net of reclassifications	(74)	109	(178)
Foreign currency translation adjustments, net of reclassifications	(43)	107	(49)
Deferred gains (losses) on hedge contracts, net of reclassifications	(13)	14	20
Other comprehensive income (loss)	(130)	230	(207)
Comprehensive income	$1,092	$537	$755

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	December 29, 2018	December 30, 2017
Assets
Manufacturing group
Cash and equivalents	$987	$1,079
Accounts receivable, net	1,024	1,363
Inventories	3,818	4,150
Other current assets	785	435
Total current assets	6,614	7,027
Property, plant and equipment, net	2,615	2,721
Goodwill	2,218	2,364
Other assets	1,800	2,059
Total Manufacturing group assets	13,247	14,171
Finance group
Cash and equivalents	120	183
Finance receivables, net	760	819
Other assets	137	167
Total Finance group assets	1,017	1,169
Total assets	$14,264	$15,340
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$258	$14
Accounts payable	1,099	1,205
Other current liabilities	2,149	2,441
Total current liabilities	3,506	3,660
Other liabilities	1,932	2,006
Long-term debt	2,808	3,074
Total Manufacturing group liabilities	8,246	8,740
Finance group
Other liabilities	108	129
Debt	718	824
Total Finance group liabilities	826	953
Total liabilities	9,072	9,693
Shareholders’ equity
Common stock (238.2 million and 262.3 million shares issued, respectively, and 235.6 million and 261.5 million shares outstanding, respectively)	30	33
Capital surplus	1,646	1,669
Treasury stock	(129)	(48)
Retained earnings	5,407	5,368
Accumulated other comprehensive loss	(1,762)	(1,375)
Total shareholders’ equity	5,192	5,647
Total liabilities and shareholders’ equity	$14,264	$15,340

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 2, 2016	$36	$1,587	$(559)	$5,298	$(1,398)	$4,964
Net income	—	—	—	962	—	962
Other comprehensive loss	—	—	—	—	(207)	(207)
Dividends declared ($0.08 per share)	—	—	—	(22)	—	(22)
Share-based compensation activity	1	119	—	—	—	120
Purchases of common stock	—	—	(241)	—	—	(241)
Retirement of treasury stock	(3)	(105)	800	(692)	—	—
Other	—	(2)	—	—	—	(2)
Balance at December 31, 2016	34	1,599	—	5,546	(1,605)	5,574
Net income	—	—	—	307	—	307
Other comprehensive income	—	—	—	—	230	230
Dividends declared ($0.08 per share)	—	—	—	(21)	—	(21)
Share-based compensation activity	—	139	—	—	—	139
Purchases of common stock	—	—	(582)	—	—	(582)
Retirement of treasury stock	(1)	(69)	534	(464)	—	—
Balance at December 30, 2017	33	1,669	(48)	5,368	(1,375)	5,647
Adoption of ASC 606	—	—	—	90	—	90
Net income	—	—	—	1,222	—	1,222
Other comprehensive loss	—	—	—	—	(130)	(130)
Reclassification of stranded tax effects	—	—	—	257	(257)	—
Dividends declared ($0.08 per share)	—	—	—	(20)	—	(20)
Share-based compensation activity	—	166	—	—	—	166
Purchases of common stock	—	—	(1,783)	—	—	(1,783)
Retirement of treasury stock	(3)	(189)	1,702	(1,510)	—	—
Balance at December 29, 2018	$30	$1,646	$(129)	$5,407	$(1,762)	$5,192

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended December 29, 2018

	Consolidated
(In millions)	2018	2017	2016
Cash flows from operating activities
Net income	$1,222	$307	$962
Less: Income from discontinued operations	—	1	119
Income from continuing operations	1,222	306	843
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	437	447	449
Gain on business disposition	(444)	—	—
Deferred income taxes	49	346	48
Asset impairments	48	47	40
Other, net	102	90	92
Changes in assets and liabilities:
Accounts receivable, net	50	(236)	(33)
Inventories	41	412	(352)
Other assets	(88)	(44)	(15)
Accounts payable	(63)	(156)	215
Other liabilities	(223)	(113)	(281)
Income taxes, net	(33)	78	(189)
Pension, net	(14)	(277)	25
Captive finance receivables, net	22	67	75
Other operating activities, net	3	(4)	10
Net cash provided by operating activities of continuing operations	1,109	963	927
Net cash used in operating activities of discontinued operations	(2)	(27)	(2)
Net cash provided by operating activities	1,107	936	925
Cash flows from investing activities
Net proceeds from business disposition	807	—	—
Capital expenditures	(369)	(423)	(446)
Net proceeds from corporate-owned life insurance policies	110	17	87
Net cash used in acquisitions	(23)	(331)	(186)
Finance receivables repaid	27	32	44
Other investing activities, net	68	60	65
Net cash provided by (used in) investing activities	620	(645)	(436)
Cash flows from financing activities
Proceeds from long-term debt	—	1,036	525
Principal payments on long-term debt and nonrecourse debt	(131)	(841)	(457)
Purchases of Textron common stock	(1,783)	(582)	(241)
Proceeds from exercise of stock options	74	52	36
Dividends paid	(20)	(21)	(22)
Other financing activities, net	(4)	(4)	(9)
Net cash used in financing activities	(1,864)	(360)	(168)
Effect of exchange rate changes on cash and equivalents	(18)	33	(28)
Net increase (decrease) in cash and equivalents	(155)	(36)	293
Cash and equivalents at beginning of year	1,262	1,298	1,005
Cash and equivalents at end of year	$1,107	$1,262	$1,298

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued

For each of the years in the three-year period ended December 29, 2018

	Manufacturing Group			Finance Group
(In millions)	2018	2017	2016	2018	2017	2016
Cash flows from operating activities
Net income	$1,198	$248	$951	$24	$59	$11
Less: Income from discontinued operations	—	1	119	—	—	—
Income from continuing operations	1,198	247	832	24	59	11
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	429	435	437	8	12	12
Gain on business disposition	(444)	—	—	—	—	—
Deferred income taxes	54	390	36	(5)	(44)	12
Asset impairments	48	47	40	—	—	—
Other, net	97	94	90	5	(4)	2
Changes in assets and liabilities:
Accounts receivable, net	50	(236)	(33)	—	—	—
Inventories	45	422	(347)	—	—	—
Other assets	(87)	(43)	17	(1)	(1)	(6)
Accounts payable	(63)	(156)	215	—	—	—
Other liabilities	(219)	(108)	(276)	(4)	(5)	(5)
Income taxes, net	(20)	119	(174)	(13)	(41)	(15)
Pension, net	(14)	(277)	25	—	—	—
Dividends received from Finance group	50	—	29	—	—	—
Other operating activities, net	3	(4)	10	—	—	—
Net cash provided by (used in) operating activities of continuing operations	1,127	930	901	14	(24)	11
Net cash used in operating activities of discontinued operations	(2)	(27)	(2)	—	—	—
Net cash provided by (used in) operating activities	1,125	903	899	14	(24)	11
Cash flows from investing activities
Net proceeds from business disposition	807	—	—	—	—	—
Capital expenditures	(369)	(423)	(446)	—	—	—
Net proceeds from corporate-owned life insurance policies	110	17	87	—	—	—
Net cash used in acquisitions	(23)	(331)	(186)	—	—	—
Finance receivables repaid	—	—	—	226	273	292
Finance receivables originated	—	—	—	(177)	(174)	(173)
Other investing activities, net	14	9	11	50	41	23
Net cash provided by (used in) investing activities	539	(728)	(534)	99	140	142
Cash flows from financing activities
Proceeds from long-term debt	—	992	345	—	44	180
Principal payments on long-term debt and nonrecourse debt	(5)	(704)	(254)	(126)	(137)	(203)
Purchases of Textron common stock	(1,783)	(582)	(241)	—	—	—
Proceeds from exercise of stock options	74	52	36	—	—	—
Dividends paid	(20)	(21)	(22)	(50)	—	(29)
Other financing activities, net	(4)	(3)	(10)	—	(1)	1
Net cash used in financing activities	(1,738)	(266)	(146)	(176)	(94)	(51)
Effect of exchange rate changes on cash and equivalents	(18)	33	(28)	—	—	—
Net increase (decrease) in cash and equivalents	(92)	(58)	191	(63)	22	102
Cash and equivalents at beginning of year	1,079	1,137	946	183	161	59
Cash and equivalents at end of year	$987	$1,079	$1,137	$120	$183	$161

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

At the beginning of 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606) and its related amendments, collectively referred to as ASC 606. We adopted ASC 606 using the modified retrospective transition method applied to contracts that were not substantially complete at the end of 2017.  We recorded a $90 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of 2018, primarily related to certain long-term contracts our Bell segment has with the U.S. Government that converted to the cost-to-cost method for revenue recognition.  The comparative information included in our financial statements and notes has not been restated and is reported under the accounting standards in effect for those periods based on the policies described in this note for the applicable year.

We also adopted ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payment at the beginning of 2018. This standard provides guidance on the classification of certain cash flows and requires companies to classify cash proceeds received from the settlement of corporate-owned life insurance as cash inflows from investing activities. The standard is required to be adopted on a retrospective basis. Prior to adoption of this standard, we classified these proceeds as operating activities in the Consolidated Statements of Cash Flows. Upon adoption, we reclassified $17 million and $87 million of net cash proceeds for 2017 and 2016, respectively, from operating activities to investing activities.

Collaborative Arrangements

Our Bell segment has a strategic alliance agreement with The Boeing Company (Boeing) to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (V-22 Contracts).  The alliance created by this agreement is not a legal entity and has no employees, no assets and no true operations.  This agreement creates contractual rights and does not represent an entity in which we have an equity interest.  We account for this alliance as a collaborative arrangement with Bell and Boeing reporting costs incurred and revenues generated from transactions with the U.S. Government in each company’s respective income statement. Neither Bell nor Boeing is considered to be the principal participant for the transactions recorded under this agreement.  Profits on cost-plus contracts are allocated between Bell and Boeing on a 50%-50% basis.  Negotiated profits on fixed-price contracts are also allocated 50%-50%; however, Bell and Boeing are each responsible for their own cost overruns and are entitled to retain any cost underruns.  Based on the contractual arrangement established under the alliance, Bell accounts for its rights and obligations under the specific requirements of the V-22 Contracts allocated to Bell under the work breakdown structure.  We account for all of our rights and obligations, including warranty, product and any contingent liabilities, under the specific requirements of the V-22 Contracts allocated to us under the agreement.  Revenues and cost of sales reflect our performance under the V-22 Contracts with revenues recognized using the cost-to-cost method upon the adoption of ASC 606.  We include all assets used in performance of the V-22 Contracts that we own and all liabilities arising from our obligations under the V-22 Contracts in our Consolidated Balance Sheets.

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

Revenue Recognition for 2018

With the adoption of ASC 606 at the beginning of 2018, revenue is recognized when control of the goods or services promised under the contract is transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as we perform under the contract).  We account for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable.  Contracts are reviewed to determine whether there is one or multiple performance obligations. A performance obligation is a promise to transfer a distinct good or service to a customer and represents the unit of accounting for revenue recognition. For contracts with multiple performance obligations, the expected consideration, or the transaction price, is allocated to each performance obligation identified in the contract based on the relative standalone selling price of each performance obligation.  Revenue is then recognized for the transaction price allocated to the performance obligation when control of the promised goods or services underlying the performance obligation is transferred. Contract consideration is not adjusted for the effects of a significant financing component when, at contract inception, the period between when control transfers and when the customer will pay for that good or service is one year or less.

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

U.S. Government Contracts

Our contracts with the U.S. Government generally include the design, development, manufacture or modification of aerospace and defense products as well as related services.  These contracts, which also include those under the U.S. Government-sponsored foreign military sales program, accounted for approximately 24% of total revenues in 2018.  The customer typically contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability, which often results in the delivery of multiple units.  Accordingly, the entire contract is accounted for as one performance obligation.  In certain circumstances, a contract may include both production and support services, such as logistics and parts plans, which are considered to be distinct in the context of the contract and represent separate performance obligations. When a contract is separated into more than one performance obligation, we generally utilize the expected cost plus a margin approach to determine the standalone selling prices when allocating the transaction price.

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

The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration as applicable.  Certain of our long-term contracts contain incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion.  We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.  Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance, historical performance, and all other information that is reasonably available to us.

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

Approximately 80% of our 2018 revenues with the U.S. Government were under fixed-price and fixed-price incentive contracts.  Under the typical payment terms of these contracts, the customer pays us either performance-based or progress payments. Performance-based payments represent interim payments of up to 90% of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments of up to 80% of costs incurred as the work progresses. Because the customer retains a small portion of the contract price until completion of the contract, these contracts generally result in revenue recognized in excess of billings, which we present as contract assets in the Consolidated Balance Sheets. Amounts billed and due from our customers are classified in Accounts receivable, net. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For cost-type contracts, we are generally paid for our actual costs incurred within a short period of time.

Revenue Recognition for 2017 and 2016

Prior to the adoption of ASC 606 in 2018, we generally recognized revenue for the sale of products, which were not under long-term contracts, upon delivery.  For commercial aircraft, delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risk and rewards of ownership.  When a sale arrangement involved multiple deliverables, such as sales of products that include customization and other services, we evaluated the arrangement to determine whether there were separate items that were required to be delivered under the arrangement that qualify as separate units of accounting.  These arrangements typically involved the customization services we offer to customers who purchase Bell helicopters, and the services generally are provided within the first six months after the customer accepts the aircraft and assumes risk of loss.  The aircraft and the customization services were considered to be separate units of accounting and we allocated contract price between the two on a relative selling price basis using the best evidence of selling price for each of the deliverables, typically by reference to the price charged when the same or similar items were sold separately by us.  We also considered any performance, cancellation, termination or refund-type provisions.  Revenue was then recognized when the recognition criteria for each unit of accounting was met. Taxes collected from customers and remitted to government authorities are recorded on a net basis.

Revenues under long-term contracts were accounted for under the percentage-of-completion method of accounting.  Under this method, we estimated profit as the difference between the total estimated revenues and cost of a contract.  We then recognized that estimated profit over the contract term based on either the units-of-delivery method or the cost-to-cost method (which typically is used for development effort as costs are incurred), as appropriate under the circumstances.  Revenues under fixed-price contracts generally were recorded using the units-of-delivery method.  Revenues under cost-reimbursement contracts were recorded using the cost-to-cost method.  Long-term contract profits were based on estimates of total contract cost and revenues utilizing current contract specifications, expected engineering requirements, the achievement of contract milestones and product deliveries.  Certain contracts are awarded with fixed-price incentive fees that also were considered when estimating revenues and profit rates.  Contract costs typically are incurred over a period of several years, and the estimation of these costs requires substantial judgment.  Our cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals. We update our projections of costs at least semiannually or when circumstances significantly change.  When adjustments are required, any changes from prior estimates were recognized using the cumulative catch-up method with the impact of the change from inception-to-date recorded in the current period.  Anticipated losses on contracts were recognized in full in the period in which the losses became probable and estimable.

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

Contract Estimates

For contracts where revenue is recognized over time, we recognize changes in estimated contract revenues, costs and profits using the cumulative catch-up method of accounting.  This method recognizes the cumulative effect of changes on current and prior periods with the impact of the change from inception-to-date recorded in the current period.  Anticipated losses on contracts are recognized in full in the period in which the losses become probable and estimable.

In 2018, 2017 and 2016, our cumulative catch-up adjustments increased segment profit by $196 million, $5 million and $83 million, respectively, and net income by $149 million, $3 million and $52 million, respectively ($0.59, $0.01 and $0.19 per diluted share, respectively).  In 2018, we recognized revenue from performance obligations satisfied in prior periods of approximately $190 million, which related to changes in profit booking rates that impacted revenue.

For 2018, 2017 and 2016, gross favorable adjustments totaled $249 million, $92 million and $106 million, respectively.  The 2018 favorable adjustments included $145 million, largely related to overhead rate improvements and risk retirements associated with contracts in the Bell segment.  In 2018, 2017 and 2016, gross unfavorable adjustments totaled $53 million, $87 million and $23 million, respectively.  The 2017 unfavorable adjustments included $44 million related to the Tactical Armoured Patrol Vehicle program related to inefficiencies resulting from various production issues during the ramp up and subsequent production.

Contract Assets and Liabilities

Under ASC 606, contract assets arise from contracts when revenue is recognized over time and the amount of revenue recognized exceeds the amount billed to the customer. These amounts are included in contract assets until the right to payment is no longer conditional on events other than the passage of time. At December 29, 2018, contract assets are included in Other current assets in the Consolidated Balance Sheet. Contract liabilities, which are primarily included in Other current liabilities, include deposits, largely from our commercial aviation customers, and billings in excess of revenue recognized.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration paid for the acquisition of a business over the fair values assigned to intangible and other net assets of the acquired business.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to an annual impairment test. We evaluate the recoverability of these assets in the fourth quarter of each year or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate a potential impairment.

For our impairment test, we calculate the fair value of each reporting unit and indefinite-lived intangible asset primarily using discounted cash flows.  A reporting unit represents the operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment, in which case such component is the reporting unit.  In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics.  For the goodwill impairment test, the discounted cash flows incorporate assumptions for revenue growth, operating margins and discount rates that represent our best estimates of current and forecasted market conditions, cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a business having similar risks and characteristics to the reporting unit being assessed.  If the estimated fair value of the reporting unit or indefinite-lived intangible asset exceeds the carrying value, there is no impairment. Otherwise, an impairment loss is recognized for the amount by which the carrying value exceeds the estimated fair value.

Acquired intangible assets with finite lives are subject to amortization. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Amortization of these intangible assets is recognized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.  Approximately 84% of our gross intangible assets are amortized based on the cash flow streams used to value the assets, with the remaining assets amortized using the straight-line method.

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

Warranty Liabilities

For our assurance-type warranty programs, we estimate the costs that may be incurred and record a liability in the amount of such costs at the time product revenues are recognized.  Factors that affect this liability include the number of products sold, historical costs per claim, length of warranty period, contractual recoveries from vendors and historical and anticipated rates of warranty claims, including production and warranty patterns for new models.  We assess the adequacy of our recorded warranty liability periodically and adjust the amounts as necessary.  Additionally, we may establish a warranty liability related to the issuance of aircraft service bulletins for aircraft no longer covered under the limited warranty programs.

Research and Development Costs

Our customer-funded research and development costs are charged directly to the related contracts, which primarily consist of U.S. Government contracts. In accordance with government regulations, we recover a portion of company-funded research and development costs through overhead rate charges on our U.S. Government contracts.  Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred.  Company-funded research and development costs were $643 million, $634 million and $677 million in 2018, 2017 and 2016, respectively, and are included in cost of sales.

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

New Accounting Standards Not Yet Adopted

Lease Accounting

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases, requiring lessees to recognize all leases with a term greater than 12 months on the balance sheet as right-of-use assets and lease liabilities.  Under current accounting guidance, we are not required to recognize assets and liabilities arising from operating leases on the balance sheet. In 2018, the FASB issued additional guidance to provide an alternate transition method for adoption.  Under this method, entities may record the balance sheet amounts and the cumulative effect of adopting the standard to retained earnings as of the effective date without adjustment to comparative periods. This new standard becomes effective for us at the beginning of 2019 and will be adopted using this alternate transition method.

At the adoption date, approximately $300 million of right-of-use assets and lease liabilities will be recognized related to our operating leases. The cumulative transition adjustment to retained earnings resulting from the adoption is not significant. We plan to elect the practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification and allows hindsight when evaluating options within a contract, resulting in the extension of the lease term for certain of our existing leases at the adoption date. We have updated the accounting policies affected by this standard, redesigned our related internal controls over financial reporting and are expanding the disclosures to be included in our first quarter 2019 Form 10-Q to meet the new requirements.  The standard has no impact on our liquidity or our debt-covenant compliance under our current agreements, and is not expected to have any significant impact on our results of operations.

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses.  The new standard is effective for our company at the beginning of 2020.  Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date.  We are currently evaluating the impact of the standard on our consolidated financial statements.

Note 2.  Business Disposition and Acquisitions

Disposition

On July 2, 2018, we completed the sale of the businesses that manufacture and sell the products in our Tools and Test Equipment product line within our Industrial segment to Emerson Electric Co. for net cash proceeds of $807 million.  We recorded an after-tax gain of $419 million related to this disposition. The carrying amounts by major classes of assets and liabilities for this disposition are as follows:

(In millions)	July 2, 2018
Assets
Accounts receivable, net	$71
Inventories	100
Property, plant and equipment, net	59
Goodwill	153
Other assets	24
Total Assets	$407
Liabilities
Accounts payable	$30
Other current liabilities	25
Other liabilities	11
Total Liabilities	$66

Acquisitions

On March 6, 2017, we completed the acquisition of Arctic Cat Inc. (Arctic Cat), a publicly-held company (NASDAQ: ACAT), pursuant to a cash tender offer for $18.50 per share, followed by a short-form merger.  The cash paid for this business, including repayment of debt and net of cash acquired, totaled $316 million.  Arctic Cat was incorporated into our Textron Specialized Vehicles business in the Industrial segment and its operating results are included in the Consolidated Statements of Operations since the closing date. We allocated the consideration paid for this business to the assets acquired and liabilities assumed based on their fair values, and recorded $230 million in goodwill, related to expected synergies and the value of the assembled workforce, and $75 million in intangible assets.

In 2016, we paid $186 million in cash and assumed debt of $19 million to acquire six businesses, net of cash acquired and holdbacks.  Our acquisition of Able Engineering and Component Services, Inc. and Able Aerospace, Inc. in the first quarter of 2016 represented the largest of these businesses and is included in the Textron Aviation segment.

Note 3.  Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Total
Balance at December 31, 2016	$613	$31	$1,087	$382	$2,113
Acquisitions	—	—	—	234	234
Foreign currency translation	1	—	—	16	17
Balance at December 30, 2017	614	31	1,087	632	2,364
Disposition	—	—	—	(153)	(153)
Acquisition	—	—	13	—	13
Foreign currency translation	—	—	—	(6)	(6)
Balance at December 29, 2018	$614	$31	$1,100	$473	$2,218

Intangible Assets

Our intangible assets are summarized below:

		December 29, 2018			December 30, 2017
(Dollars in millions)	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and technology	14	$514	$(211)	$303	$545	$(188)	$357
Trade names and trademarks	14	224	(7)	217	284	(40)	244
Customer relationships and contractual agreements	15	413	(275)	138	418	(255)	163
Other	4	6	(6)	—	18	(17)	1
Total		$1,157	$(499)	$658	$1,265	$(500)	$765

In connection with the 2018 restructuring plan discussed in Note 15, we recognized intangible asset impairment charges of $38 million in the fourth quarter of 2018, which primarily included $20 million of patents and technology and $14 million of trade names and trademarks.

Trade names and trademarks in the table above include $208 million and $222 million of indefinite-lived intangible assets at December 29, 2018 and December 30, 2017, respectively.  Amortization expense totaled $66 million, $69 million and $66 million in 2018, 2017 and 2016, respectively. Amortization expense is estimated to be approximately $60 million, $56 million, $54 million, $54 million and $38 million in 2019, 2020, 2021, 2022 and 2023, respectively.

Note 4. Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	December 29, 2018	December 30, 2017
Commercial	$885	$1,007
U.S. Government contracts	166	383
	1,051	1,390
Allowance for doubtful accounts	(27)	(27)
Total	$1,024	$1,363

Upon adoption of ASC 606, unbilled receivables, primarily related to U.S. Government contracts, totaling $203 million were reclassified from accounts receivable to contract assets or contract liabilities based on the net position of the contract as discussed in Note 12. In addition, $71 million of accounts receivable, net were sold in the third quarter of 2018 as a result of a business disposition as disclosed in Note 2.

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	December 29, 2018	December 30, 2017
Finance receivables	$789	$850
Allowance for losses	(29)	(31)
Total finance receivables, net	$760	$819

Finance receivables primarily includes loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters.  These loans typically have initial terms ranging from five to twelve years, amortization terms ranging from eight to fifteen years and an average balance of $1 million at December 29, 2018.  Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan.

Our finance receivables are diversified across geographic region and borrower industry.  At December 29, 2018, 59% of our finance receivables were distributed internationally and 41% throughout the U.S., compared with 56% and 44%, respectively, at December 30, 2017.  At December 29, 2018 and December 30, 2017, finance receivables of $201 million and $257 million, respectively, have been pledged as collateral for TFC’s debt of $119 million and $175 million, respectively.

Finance Receivable Portfolio Quality

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

Finance receivables categorized based on the credit quality indicators and by delinquency aging category are summarized as follows:

(Dollars in millions)	December 29, 2018	December 30, 2017
Performing	$704	$733
Watchlist	45	56
Nonaccrual	40	61
Nonaccrual as a percentage of finance receivables	5.07%	7.18%
Less than 31 days past due	$719	$791
31-60 days past due	56	25
61-90 days past due	5	14
Over 90 days past due	9	20
60+ days contractual delinquency as a percentage of finance receivables	1.77%	4.00%

On a quarterly basis, we evaluate individual larger balance accounts for impairment.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above.  Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	December 29, 2018	December 30, 2017
Recorded investment:
Impaired loans with related allowance for losses	$15	$24
Impaired loans with no related allowance for losses	43	70
Total	$58	$94
Unpaid principal balance	$67	$106
Allowance for losses on impaired loans	5	6
Average recorded investment	61	92

A summary of the allowance for losses on finance receivables based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table specifically exclude $101 million and $98 million of leveraged leases at December 29, 2018 and December 30, 2017, respectively, in accordance with U.S. generally accepted accounting principles.

(In millions)	December 29, 2018	December 30, 2017
Allowance based on collective evaluation	$24	$25
Allowance based on individual evaluation	5	6
Finance receivables evaluated collectively	630	658
Finance receivables evaluated individually	58	94

Note 5. Inventories

Inventories are composed of the following:

(In millions)	December 29, 2018	December 30, 2017
Finished goods	$1,662	$1,790
Work in process	1,356	2,238
Raw materials and components	800	804
	3,818	4,832
Progress payments	—	(682)
Total	$3,818	$4,150

Upon adoption of ASC 606, $199 million of inventories, net of progress payments, primarily related to our U.S. Government contracts, were reclassified from inventories to contract assets or contract liabilities based on the net position of the contract as discussed in Note 12. In addition, $100 million of inventories were sold in the third quarter of 2018 as a result of a business disposition as disclosed in Note 2.

Inventories valued by the LIFO method totaled $2.2 billion at both December 29, 2018 and December 30, 2017, respectively, and the carrying values of these inventories would have been higher by approximately $457 million and $452 million, respectively, had our LIFO inventories been valued at current costs.

Note 6. Property, Plant and Equipment, Net

Our Manufacturing group’s property, plant and equipment, net is composed of the following:

(Dollars in millions)	Useful Lives (in years)	December 29, 2018	December 30, 2017
Land, buildings and improvements	3 – 40	$1,927	$1,948
Machinery and equipment	1 – 20	4,891	4,893
		6,818	6,841
Accumulated depreciation and amortization		(4,203)	(4,120)
Total		$2,615	$2,721

At December 29, 2018 and December 30, 2017, assets under capital leases totaled $168 million and $176 million, respectively, and had accumulated amortization of $47 million and $46 million, respectively. The Manufacturing group’s depreciation expense, which included amortization expense on capital leases, totaled $358 million, $362 million and $368 million in 2018, 2017 and 2016, respectively.

Note 7. Other Current Liabilities

The other current liabilities of our Manufacturing group are summarized below:

(In millions)	December 29, 2018	December 30, 2017
Contract liabilities	$876	$—
Customer deposits	—	1,007
Salaries, wages and employer taxes	381	329
Current portion of warranty and product maintenance liabilities	177	190
Other	715	915
Total	$2,149	$2,441

Upon adoption of ASC 606, we reclassified customer deposits and certain other current liabilities totaling $1,166 million to contract liabilities or contract assets based on the net position of the contract as discussed in Note 12.

Changes in our warranty liability are as follows:

(In millions)	2018	2017	2016
Balance at beginning of year	$164	$138	$143
Provision	72	81	79
Settlements	(78)	(69)	(70)
Acquisitions	1	35	2
Adjustments*	(10)	(21)	(16)
Balance at end of year	$149	$164	$138

* Adjustments include changes to prior year estimates, new issues on prior year sales, business dispositions and currency translation adjustments.

Note 8. Debt and Credit Facilities

Our debt is summarized in the table below:

(In millions)	December 29, 2018	December 30, 2017
Manufacturing group
7.25% due 2019	$250	$250
6.625% due 2020	190	201
Variable-rate notes due 2020 (3.17% and 1.96%, respectively)	350	350
3.65% due 2021	250	250
5.95% due 2021	250	250
4.30% due 2024	350	350
3.875% due 2025	350	350
4.00% due 2026	350	350
3.65% due 2027	350	350
3.375% due 2028	300	300
Other (weighted-average rate of 2.63% and 3.04%, respectively)	76	87
Total Manufacturing group debt	$3,066	$3,088
Less: Short-term debt and current portion of long-term debt	(258)	(14)
Total Long-term debt	$2,808	$3,074
Finance group
2.26% note due 2019	$150	$150
Variable-rate note due 2020 (3.57% and 2.38%, respectively)	150	200
Fixed-rate notes due 2018-2028 (weighted-average rate of 3.17% and 3.15%, respectively) (a) (b)	84	131
Variable-rate notes due 2018-2027 (weighted-average rate of 3.99% and 2.99%, respectively) (a) (b)	35	44
Fixed-to-Floating Rate Junior Subordinated Notes (4.35% and 3.15%, respectively)	299	299
Total Finance group debt	$718	$824

(a)          Notes amortize on a quarterly or semi-annual basis.

(b)          Notes are secured by finance receivables as described in Note 4.

The following table shows required payments during the next five years on debt outstanding at December 29, 2018:

(In millions)	2019	2020	2021	2022	2023
Manufacturing group	$258	$552	$507	$7	$7
Finance group	167	172	18	18	19
Total	$425	$724	$525	$25	$26

Textron has a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At December 29, 2018, there were no amounts borrowed against the facility and there were $10 million of letters of credit issued against it.

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

Support Agreement

Under a Support Agreement, as amended in December 2015, Textron Inc. is required to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $125 million.  There were no cash contributions required to be paid to TFC in 2018, 2017 and 2016 to maintain compliance with the support agreement.

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At December 29, 2018 and December 30, 2017, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $379 million and $426 million, respectively.  At December 29, 2018, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $10 million liability. At December 30, 2017, the fair value amounts of our foreign currency exchange contracts were a $13 million asset and a $7 million liability.

We hedge our net investment position in certain major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies.  To accomplish this, we borrow directly in the foreign currency and designate a portion of the debt as a hedge of the net investment.  We record changes in the fair value of these contracts in other comprehensive income to the extent they are effective as cash flow hedges.  Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustments within Accumulated other comprehensive loss, were not significant in the periods presented.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	December 29, 2018		December 30, 2017
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(2,996)	$(2,971)	$(3,007)	$(3,136)
Finance group
Finance receivables, excluding leases	582	584	643	675
Debt	(718)	(640)	(824)	(799)

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

Note 10. Shareholders’ Equity

Capital Stock

We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity is presented below:

(In thousands)	2018	2017	2016
Balance at beginning of year	261,471	270,287	274,228
Share repurchases	(29,094)	(11,917)	(6,898)
Share-based compensation activity	3,244	3,101	2,957
Balance at end of year	235,621	261,471	270,287

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2018	2017	2016
Basic weighted-average shares outstanding	250,196	266,380	270,774
Dilutive effect of stock options	3,041	2,370	1,591
Diluted weighted-average shares outstanding	253,237	268,750	272,365

In 2018, 2017 and 2016, stock options to purchase 1.3 million, 1.6 million and 2.0 million shares, respectively, of common stock are excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(1,505)	$(96)	$(4)	$(1,605)
Other comprehensive income before reclassifications	16	107	8	131
Reclassified from Accumulated other comprehensive loss	93	—	6	99
Balance at December 30, 2017	$(1,396)	$11	$10	$(1,375)
Other comprehensive income before reclassifications	(198)	(49)	(8)	(255)
Reclassified from Accumulated other comprehensive loss	124	6	(5)	125
Reclassification of stranded tax effects	(257)	—	—	(257)
Balance at December 29, 2018	$(1,727)	$(32)	$(3)	$(1,762)

In 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows entities to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive loss to retained earnings. The stranded tax effects are comprised of the tax amounts included in accumulated other comprehensive loss at the previous U.S. federal corporate tax rate of 35%, for which the related deferred tax asset or liability was remeasured at the new U.S. federal corporate tax rate of 21% in the fourth quarter of 2017. We elected to early adopt this standard in the fourth quarter of 2018, which resulted in an increase to accumulated other comprehensive loss of $257 million, with an offsetting increase to retained earnings.

Other Comprehensive Income (Loss)

The before and after-tax components of other comprehensive income (loss) are presented below

	2018			2017			2016
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Pension and postretirement benefits adjustments:
Unrealized gains (losses)	$(248)	$58	$(190)	$18	$(1)	$17	$(382)	$135	$(247)
Amortization of net actuarial loss*	152	(35)	117	136	(48)	88	104	(39)	65
Amortization of prior service cost (credit)*	9	(2)	7	7	(2)	5	(7)	4	(3)
Recognition of prior service credit (cost)	(20)	5	(15)	(1)	—	(1)	12	(5)	7
Business disposition	7	—	7	—	—	—	—	—	—
Pension and postretirement benefits adjustments, net	(100)	26	(74)	160	(51)	109	(273)	95	(178)
Foreign currency translation adjustments:
Foreign currency translation adjustments	(46)	(3)	(49)	100	7	107	(36)	(13)	(49)
Business disposition	6	—	6	—	—	—	—	—	—
Foreign currency translation adjustments, net	(40)	(3)	(43)	100	7	107	(36)	(13)	(49)
Deferred gains (losses) on hedge contracts:
Current deferrals	(8)	—	(8)	10	(2)	8	11	(4)	7
Reclassification adjustments	(7)	2	(5)	7	(1)	6	17	(4)	13
Deferred gains (losses) on hedge contracts, net	(15)	2	(13)	17	(3)	14	28	(8)	20
Total	$(155)	$25	$(130)	$277	$(47)	$230	$(281)	$74	$(207)

*These components of other comprehensive income (loss) are included in the computation of net periodic pension cost. See Note 14 for additional information.

Note 11. Segment and Geographic Data

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

Industrial products and markets include the following:

•                 Kautex products include blow-molded plastic fuel systems and advanced fuel systems including pressurized fuel tanks for hybrid applications, clear-vision systems, selective catalytic reduction systems, cast iron engine components and other fuel system components that are marketed primarily to automobile OEMs, as well as plastic bottles and containers for various uses; and

•                 Specialized Vehicles products include golf cars, off-road utility vehicles, recreational side-by-side and all-terrain vehicles, snowmobiles, light transportation vehicles, aviation ground support equipment, professional turf-maintenance equipment and turf-care vehicles that are marketed primarily to golf courses and resorts, government agencies and municipalities, consumers, and commercial and industrial users.

On July 2, 2018, we sold our Tools and Test Equipment businesses that were previously included in the Industrial segment as discussed in Note 2.

The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters.

Segment profit is an important measure used for evaluating performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gains/losses on major business dispositions and special charges.  The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit
(In millions)	2018	2017	2016	2018	2017	2016
Textron Aviation	$4,971	$4,686	$4,921	$445	$303	$389
Bell	3,180	3,317	3,239	425	415	386
Textron Systems	1,464	1,840	1,756	156	139	186
Industrial	4,291	4,286	3,794	218	290	329
Finance	66	69	78	23	22	19
Total	$13,972	$14,198	$13,788	$1,267	$1,169	$1,309
Corporate expenses and other, net				(119)	(132)	(172)
Interest expense, net for Manufacturing group				(135)	(145)	(138)
Special charges				(73)	(130)	(123)
Gain on business disposition				444	—	—
Income from continuing operations before income taxes				$1,384	$762	$876

Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
(In millions)	December 29, 2018	December 30, 2017	2018	2017	2016	2018	2017	2016
Textron Aviation	$4,290	$4,403	$132	$128	$157	$145	$139	$140
Bell	2,652	2,660	65	73	86	108	117	132
Textron Systems	2,254	2,330	39	60	71	54	65	75
Industrial	2,815	3,360	132	158	121	112	105	81
Finance	1,017	1,169	—	—	—	8	12	12
Corporate	1,236	1,418	1	4	11	10	9	9
Total	$14,264	$15,340	$369	$423	$446	$437	$447	$449

Geographic Data

Presented below is selected financial information of our continuing operations by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2018	2017	2016	December 29, 2018	December 30, 2017
United States	$8,667	$8,786	$8,574	$2,115	$2,172
Europe	2,187	1,962	1,954	267	328
Asia and Australia	1,253	1,206	998	88	84
Other international	1,865	2,244	2,262	145	137
Total	$13,972	$14,198	$13,788	$2,615	$2,721

* Revenues are attributed to countries based on the location of the customer.

** Property, plant and equipment, net is based on the location of the asset.

Note 12. Revenues

Disaggregation of Revenues

Our revenues disaggregated by major product type are presented below:

(In millions)	2018	2017	2016
Aircraft	$3,435	$3,112	$3,412
Aftermarket parts and services	1,536	1,574	1,509
Textron Aviation	4,971	4,686	4,921
Military aircraft and support programs	2,030	2,076	2,087
Commercial helicopters, parts and services	1,150	1,241	1,152
Bell	3,180	3,317	3,239
Unmanned systems	612	714	763
Marine and land systems	311	470	294
Simulation, training and other	541	656	699
Textron Systems	1,464	1,840	1,756
Fuel systems and functional components	2,352	2,330	2,273
Specialized vehicles	1,691	1,486	1,080
Tools and test equipment	248	470	441
Industrial	4,291	4,286	3,794
Finance	66	69	78
Total revenues	$13,972	$14,198	$13,788

Our 2018 revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Customer type:
Commercial	$4,734	$1,114	$431	$4,277	$66	$10,622
U.S. Government	237	2,066	1,033	14	—	3,350
Total revenues	$4,971	$3,180	$1,464	$4,291	$66	$13,972
Geographic location:
United States	$3,379	$2,186	$1,118	$1,957	$27	$8,667
Europe	612	162	74	1,333	6	2,187
Asia and Australia	336	427	127	357	6	1,253
Other international	644	405	145	644	27	1,865
Total revenues	$4,971	$3,180	$1,464	$4,291	$66	$13,972

In 2017 and 2016, our revenues included sales to the U.S. Government of approximately $3.1 billion and $3.4 billion, respectively, primarily in the Bell and Textron Systems segments.

Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts.  At December 29, 2018, we had $9.1 billion in remaining performance obligations of which we expect to recognize revenues of approximately 75% through 2020, an additional 14% through 2022, and the balance thereafter.

Contract Assets and Liabilities

Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period.  At December 29, 2018, contract assets and contract liabilities totaled $461 million and $974 million, respectively.  Upon adoption of ASC 606 on December 31, 2017, contract assets and contract liabilities related to our contracts with customers were $429 million and $1.0 billion, respectively.  During 2018, we recognized $817 million in revenues that were included in the contract liability balance at the adoption date.

Reconciliation of ASC 606 to Prior Accounting Standards

The amount by which each financial statement line item is affected in 2018 as a result of applying the new accounting standard as discussed in Note 1 is presented below:

	December 29, 2018
(In millions)	As Reported	Effect of the adoption of ASC 606	Under Prior Accounting
Consolidated Balance Sheets
Accounts receivable, net	$1,024	$219	$1,243
Inventories	3,818	228	4,046
Other current assets	785	(454)	331
Property, plant and equipment, net	2,615	6	2,621
Other assets	1,800	36	1,836
Total Manufacturing group assets	13,247	35	13,282
Total assets	14,264	35	14,299
Other current liabilities	2,149	145	2,294
Total Manufacturing group liabilities	8,246	145	8,391
Total liabilities	9,072	145	9,217
Retained earnings	5,407	(110)	5,297
Total shareholders’ equity	5,192	(110)	5,082

	2018
(In millions, except per share amounts)	As Reported	Effect of the adoption of ASC 606	Under Prior Accounting
Consolidated Statements of Operations
Manufacturing revenues	$13,906	$(201)	$13,705
Total revenues	13,972	(201)	13,771
Cost of sales	11,594	(174)	11,420
Income from continuing operations before income taxes	1,384	(27)	1,357
Income tax expense	162	(7)	155
Income from continuing operations	1,222	(20)	1,202
Net income	1,222	(20)	1,202
Basic earnings per share - continuing operations	$4.88	$(0.08)	$4.80
Diluted earnings per share - continuing operations	4.83	(0.08)	4.75
Consolidated Statements of Comprehensive Income
Other comprehensive loss	$(130)	$(20)	$(150)
Comprehensive income	1,092	(20)	1,072
Consolidated Statements of Cash flows
Net income	$1,222	$(20)	$1,202
Income from continuing operations	1,222	(20)	1,202
Deferred income taxes	49	(7)	42
Accounts receivable, net	50	(16)	34
Inventories	41	(50)	(9)
Other assets	(88)	34	(54)
Other liabilities	(223)	59	(164)
Net cash provided by operating activities of continuing operations	1,109	—	1,109

Note 13. Share-Based Compensation

Under our 2015 Long-Term Incentive Plan (Plan), which replaced our 2007 Long-Term Incentive Plan in April 2015, we have authorization to provide awards to selected employees in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  A maximum of 17 million shares is authorized for issuance for all purposes under the Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 2007 Long-Term Incentive Plan.  No more than 17 million shares may be awarded pursuant to incentive stock options, and no more than 4.25 million shares may be issued pursuant to awards of restricted stock, restricted stock units, performance stock or other awards that are payable in shares.  For 2018, 2017 and 2016, the awards granted under this Plan primarily included stock options, restricted stock units and performance share units.

Through our Deferred Income Plan for Textron Executives, we provide certain executives the opportunity to voluntarily defer up to 80% of their base salary, along with incentive compensation.  Elective deferrals may be put into either a stock unit account or an interest-bearing account. Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment.  The intrinsic value of amounts paid under this deferred income plan was not significant in 2018, 2017 and 2016.

Share-based compensation costs are reflected primarily in selling and administrative expense.  Compensation expense included in net income for our share-based compensation plans is as follows:

(In millions)	2018	2017	2016
Compensation expense	$35	$77	$71
Income tax benefit	(8)	(28)	(26)
Total net compensation expense included in net income	$27	$49	$45

Compensation cost for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. As of December 29, 2018, we had not recognized $30 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years.

Stock Options

Options to purchase our shares have a maximum term of ten years and generally vest ratably over a three-year period. The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options. In 2018, 2017 and 2016, compensation expense included $23 million, $20 million and $20 million, respectively, from stock options.

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

	2018	2017	2016
Fair value of options at grant date	$15.83	$13.80	$10.33
Dividend yield	0.1%	0.2%	0.2%
Expected volatility	26.6%	29.2%	33.6%
Risk-free interest rate	2.6%	1.9%	1.2%
Expected term (in years)	4.7	4.7	4.8

The stock option activity during 2018 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	9,238	$37.02
Granted	1,353	58.22
Exercised	(2,098)	(35.30)
Forfeited or expired	(209)	(50.49)
Outstanding at end of year	8,284	$40.58
Exercisable at end of year	5,391	$34.95

At December 29, 2018, our outstanding options had an aggregate intrinsic value of $66 million and a weighted-average remaining contractual life of six years.  Our exercisable options had an aggregate intrinsic value of $60 million and a weighted-average remaining contractual life of five years at December 29, 2018.  The total intrinsic value of options exercised during 2018, 2017 and 2016 was $62 million, $29 million and $15 million, respectively.

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

The 2018 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	668	$40.55	1,263	$40.75
Granted	130	58.17	270	58.24
Vested	(177)	(37.02)	(311)	(37.40)
Forfeited	(23)	(45.83)	(79)	(45.40)
Outstanding at end of year, nonvested	598	$45.22	1,143	$45.48

The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

(In millions)	2018	2017	2016
Fair value of awards vested	$25	$27	$20
Cash paid	18	19	12

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

The 2018 activity for our performance share units is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	485	$41.34
Granted	201	58.02
Vested	(257)	(34.50)
Forfeited	(25)	(46.74)
Outstanding at end of year, nonvested	404	$53.63

The fair value of the performance share units that vested and/or amounts paid under these awards is as follows:

(In millions)	2018	2017	2016
Fair value of awards vested	$12	$15	$14
Cash paid	11	15	13

Note 14. Retirement Plans

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

We also have other funded and unfunded defined benefit pension plans that cover certain of our U.S. and Non-U.S. employees.  In addition, several defined contribution plans are sponsored by our various businesses, of which the largest plan is the Textron Savings Plan, which is a qualified 401(k) plan subject to ERISA.  Our defined contribution plans cost $125 million, $123 million and $110 million in 2018, 2017 and 2016, respectively, which included $13 million, $13 million and $10 million, respectively, in contributions to the RAP. We also provide postretirement benefits other than pensions for certain retired employees in the U.S. that include healthcare, dental care, Medicare Part B reimbursement and life insurance.

Periodic Benefit Cost (Credit)

The components of net periodic benefit cost (credit) and other amounts recognized in OCI are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
(In millions)	2018	2017	2016	2018	2017	2016
Net periodic benefit cost (credit)
Service cost	$104	$100	$98	$3	$3	$3
Interest cost	306	323	338	10	12	16
Expected return on plan assets	(553)	(507)	(490)	—	—	—
Amortization of prior service cost (credit)	15	15	15	(6)	(8)	(22)
Amortization of net actuarial loss (gain)	153	137	104	(1)	(1)	—
Net periodic benefit cost (credit)	$25	$68	$65	$6	$6	$(3)
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$270	$(11)	$399	$(22)	$(7)	$(17)
Current year prior service cost (credit)	20	1	—	—	—	(12)
Amortization of net actuarial gain (loss)	(153)	(137)	(104)	1	1	—
Amortization of prior service credit (cost)	(15)	(15)	(15)	6	8	22
Business disposition	(7)	—	—	—	—	—
Total recognized in OCI, before taxes	$115	$(162)	$280	$(15)	$2	$(7)
Total recognized in net periodic benefit cost (credit) and OCI	$140	$(94)	$345	$(9)	$8	$(10)

In the first quarter of 2018, we adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard requires companies to present only the service cost component of net periodic benefit cost in operating income in the same line as other compensation costs arising from services rendered by the pertinent employees during the period.  The other non-service components of net periodic benefit cost must be presented separately from service cost and excluded from operating income.  In addition, only the service cost component is eligible for capitalization into inventory.  The change in the amount capitalized into inventory was applied prospectively. Using a practical expedient, the other non-service components of net periodic benefit cost (credit) previously disclosed were reclassified to a separate line on a retrospective basis for prior periods. As a result, we reclassified $(29) million and $(39) million of other non-service components for 2017 and 2016, respectively, from Cost of sales and Selling and administrative expense to Non-service components of pension and post-retirement income, net in the Consolidated Statements of Operations.

Obligations and Funded Status

All of our plans are measured as of our fiscal year-end.  The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2018	2017	2018	2017
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$8,563	$7,991	$289	$317
Service cost	104	100	3	3
Interest cost	306	323	10	12
Plan participants’ contributions	—	—	5	5
Actuarial (gains) losses	(615)	494	(22)	(7)
Benefits paid	(422)	(413)	(35)	(41)
Plan amendment	20	1	—	—
Business disposition	(15)	—	—	—
Foreign exchange rate changes and other	(40)	67	—	—
Projected benefit obligation at end of year	$7,901	$8,563	$250	$289
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$7,877	$6,874
Actual return on plan assets	(335)	1,011
Employer contributions*	39	345
Benefits paid	(422)	(413)
Foreign exchange rate changes and other	(37)	60
Fair value of plan assets at end of year	$7,122	$7,877
Funded status at end of year	$(779)	$(686)	$(250)	$(289)

*In 2017, employer contributions included a $300 million discretionary contribution to fund a U.S. pension plan.

Actuarial (gains) losses reflected in the table above for both 2018 and 2017 were the result of changes in the discount rate utilized and asset return rate experienced as compared with our assumptions.

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	2018	2017	2018	2017
Non-current assets	$112	$106	$—	$—
Current liabilities	(27)	(27)	(28)	(31)
Non-current liabilities	(864)	(765)	(222)	(258)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss (gain)	2,157	2,055	(34)	(13)
Prior service cost (credit)	69	64	(27)	(33)

The accumulated benefit obligation for all defined benefit pension plans was $7.5 billion and $8.1 billion at December 29, 2018 and December 30, 2017, respectively, which included $369 million and $404 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.

Pension plans with accumulated benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	2018	2017
Accumulated benefit obligation	$7,137	$670
Fair value of plan assets	6,589	237

Pension plans with projected benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	2018	2017
Projected benefit obligation	$7,481	$8,078
Fair value of plan assets	6,589	7,285

Assumptions

The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2018	2017	2016	2018	2017	2016
Net periodic benefit cost
Discount rate	3.67%	4.13%	4.66%	3.50%	4.00%	4.50%
Expected long-term rate of return on assets	7.58%	7.57%	7.58%
Rate of compensation increase	3.50%	3.50%	3.49%
Benefit obligations at year-end
Discount rate	4.24%	3.66%	4.13%	4.25%	3.50%	4.00%
Rate of compensation increase	3.50%	3.50%	3.50%
Interest crediting rate for cash balance plans	5.25%	5.25%	5.25%

Our assumed healthcare cost trend rate for both the medical and prescription drug cost was 7.00% and 7.25% in 2018 and 2017, respectively.  We expect this rate to gradually decline to 5% by 2024 where we assume it will remain.

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

For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For Non-U.S. plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	17% to 33%
International equity securities	8% to 19%
Global equities	5% to 17%
Debt securities	27% to 38%
Real estate	7% to 13%
Private investment partnerships	5% to 11%
Hedge funds	0%
Non-U.S. Plan Assets
Equity securities	51% to 74%
Debt securities	26% to 46%
Real estate	0% to 13%

The fair value of our pension plan assets by major category and valuation method is as follows:

	December 29, 2018				December 30, 2017
(In millions)	Level 1	Level 2	Level 3	Not Subject to Leveling	Level 1	Level 2	Level 3	Not Subject to Leveling
Cash and equivalents	$19	$19	$—	$113	$22	$10	$—	$149
Equity securities:
Domestic	1,256	—	—	828	1,404	—	—	665
International	835	—	—	450	919	—	—	636
Mutual funds	266	—	—	—	387	—	—	—
Debt securities:
National, state and local governments	366	290	—	53	645	289	—	56
Corporate debt	—	908	—	220	—	912	—	148
Asset-backed securities	—	—	—	104	—	—	—	103
Private investment partnerships	—	—	—	650	—	—	—	591
Real estate	—	—	460	285	—	—	460	284
Hedge funds	—	—	—	—	—	—	—	197
Total	$2,742	$1,217	$460	$2,703	$3,377	$1,211	$460	$2,829

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

The table below presents a reconciliation of the fair value measurements for owned real estate properties, which use significant unobservable inputs (Level 3):

(In millions)	2018	2017
Balance at beginning of year	$460	$494
Unrealized gains (losses), net	13	(6)
Realized gains, net	12	24
Purchases, sales and settlements, net	(25)	(52)
Balance at end of year	$460	$460

Estimated Future Cash Flow Impact

Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2019, we expect to contribute approximately $50 million to our pension plans and the RAP.  Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions.  These payments are based on the same assumptions used to measure our benefit obligation at the end of 2018.  While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets.  Benefit payments that we expect to pay on an undiscounted basis are as follows:

(In millions)	2019	2020	2021	2022	2023	2024-2028
Pension benefits	$418	$424	$432	$441	$449	$2,379
Post-retirement benefits other than pensions	29	27	26	25	24	96

Note 15. Special Charges

2018 Restructuring Plan

In the fourth quarter of 2018, we recorded $73 million in special charges in connection with a plan to restructure the Textron Specialized Vehicles businesses within our Industrial segment. These businesses have undergone significant changes since the acquisition of Arctic Cat as we have expanded the product portfolio and integrated manufacturing operations and retail distribution. In the third quarter of 2018, the operating results for these businesses were significantly below our expectations as dealer sell-through lagged despite the introduction of new products into our dealer network. Based on our review and assessment of the acquired dealer network and go-to-market strategy for the Textron Off Road and Arctic Cat brands in the fourth quarter of 2018, along with a review of the other businesses within the product line, we initiated a restructuring plan. This plan included product rationalization, closure of several factory-direct turf-care branch locations and a manufacturing facility and headcount reductions. Under this plan, we recorded asset impairment charges of $47 million, primarily intangible assets related to product rationalization, contract termination and other costs of $18 million and severance costs of $8 million.  Headcount reductions totaled approximately 400 positions, representing 10% of Textron Specialized Vehicles’ workforce. The actions taken under this plan were substantially completed at the end of 2018.

2017 and 2016 Restructuring Plans

In 2017 and 2016, we recorded special charges of $90 million and $123 million, respectively, related to a plan that was initiated in 2016 to restructure and realign our businesses by implementing headcount reductions, facility consolidations and other actions in order to improve overall operating efficiency across Textron. The 2016 plan was completed in 2017. Special charges related to this plan included $97 million of severance costs, $84 million of asset impairments and $32 million in contract terminations and other costs. Of these amounts, $83 million was incurred at Textron Systems, $63 million at Textron Aviation, $38 million at Industrial, $28 million at Bell and $1 million at Corporate. The total headcount reduction under this plan was approximately 2,100 positions, representing 5% of our workforce.

In connection with the acquisition of Arctic Cat, as discussed in Note 2, we initiated a restructuring plan in the first quarter of 2017 and recorded restructuring charges of $28 million in 2017, which included $19 million of severance costs, largely related to change-of-control provisions, and $9 million of contract termination and other costs. In addition, we recorded $12 million of acquisition-related integration and transaction costs in 2017.

For 2017 and 2016, special charges recorded by segment and type of cost are as follows:

(In millions)	Severance Costs	Asset Impairments	Contract Terminations and Other	Acquisition Integration/ Transaction Costs	Total Special Charges
2017
Industrial	$26	$1	$19	$12	$58
Textron Aviation	11	17	—	—	28
Bell	3	12	8	—	23
Textron Systems	6	16	(1)	—	21
	$46	$46	$26	$12	$130
2016
Industrial	$17	$2	$1	$—	$20
Textron Aviation	33	1	1	—	35
Bell	4	1	—	—	5
Textron Systems	15	34	13	—	62
Corporate	1	—	—	—	1
	$70	$38	$15	$—	$123

Restructuring Reserve

Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at December 31, 2016	$50	$13	$63
Provision for 2016 plan	33	25	58
Provision for Arctic Cat plan	19	9	28
Cash paid	(72)	(15)	(87)
Reversals*	(6)	(8)	(14)
Non-cash utilization	—	(4)	(4)
Balance at December 30, 2017	24	20	44
Provision for 2018 plan	8	18	26
Cash paid	(21)	(9)	(30)
(Reversals)/provision for prior plans	(3)	3	—
Balance at December 29, 2018	$8	$32	$40

*Primarily related to favorable contract negotiations in the Textron Systems segment.

The majority of the remaining cash outlays of $40 million are expected to be paid in 2019.  Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

Note 16. Income Taxes

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income from continuing operations before income taxes is as follows:

(In millions)	2018	2017	2016
U.S.	$557	$428	$652
Non-U.S.	827	334	224
Income from continuing operations before income taxes	$1,384	$762	$876

Income tax expense for continuing operations is summarized as follows:

(In millions)	2018	2017	2016
Current expense (benefit):
Federal	$3	$29	$(74)
State	9	(9)	18
Non-U.S.	101	79	41
	113	99	(15)
Deferred expense (benefit):
Federal	60	358	47
State	(5)	(14)	(7)
Non-U.S.	(6)	13	8
	49	357	48
Income tax expense	$162	$456	$33

The following table reconciles the federal statutory income tax rate to our effective income tax rate for continuing operations:

	2018	2017	2016
U.S. Federal statutory income tax rate	21.0%	35.0%	35.0%
Increase (decrease) resulting from:
U.S. tax reform enactment impact	(1.0)	34.9	—
Federal tax settlement of 1998 to 2008	—	—	(23.5)
State income taxes (net of federal impact)	(0.1)	(1.9)	0.8
Non-U.S. tax rate differential and foreign tax credits	1.3	(2.9)	(2.7)
Domestic manufacturing deduction	—	(1.1)	(1.6)
Research credit*	(2.9)	(2.6)	(3.2)
Gain on business disposition, primarily in non-U.S. jurisdictions	(5.0)	—	—
Other, net	(1.6)	(1.6)	(1.0)
Effective income tax rate	11.7%	59.8%	3.8%

*Includes a favorable impact of (1.8)% in 2018 for the reassessment of reserves for uncertain tax positions.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. Among other things, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.  We reasonably estimated the effects of the Tax Act and recorded provisional amounts in the fourth quarter of 2017 totaling $266 million. Our provisional estimate included a $154 million charge to remeasure our U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  In addition, the provisional estimate included $112 million in expense for the one-time transition tax. This tax was based on approximately $1.6 billion of our post-1986 earnings and profits that were previously deferred from U.S. income taxes, and on the amount of those earnings held in cash and other specified net assets. In 2018, we finalized the 2017 impacts of the Tax Act, specifically the remeasurement of our U.S. Federal deferred tax assets and liabilities and the post-1986 earnings and profits transition tax, which resulted in a $14 million benefit.

For 2016, the provision for income taxes included a benefit of $319 million to reflect the settlement with the U.S. Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years, which resulted in a $206 million benefit attributable to continuing operations and $113 million attributable to discontinued operations.

Unrecognized Tax Benefits

Our unrecognized tax benefits represent tax positions for which reserves have been established, with unrecognized state tax benefits reflected net of applicable tax benefits. A reconciliation of our unrecognized tax benefits is as follows:

(In millions)	December 29, 2018	December 30, 2017	December 31, 2016
Balance at beginning of year	$182	$186	$401
Additions for tax positions related to current year	5	12	12
Additions for tax positions of prior years	13	16	—
Reductions for settlements and expiration of statute of limitations	(22)	(17)	(219)
Reductions for tax positions of prior years*	(37)	(15)	(8)
Balance at end of year	$141	$182	$186

*In 2018, certain tax positions related to research credits were reduced by $25 million based on new information, including interactions with the tax authorities and recent audit settlements.

At the end of 2018, 2017 and 2016, if these unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate.

In the normal course of business, we are subject to examination by tax authorities throughout the world.  We are no longer subject to U.S. federal tax examinations for years before 2014, state and local income tax examinations for years before 2009, and non-U.S. income tax examinations for years before 2011.

Deferred Taxes

The significant components of our net deferred tax assets/(liabilities) are provided below:

(In millions)	December 29, 2018	December 30, 2017
Obligation for pension and postretirement benefits	$272	$247
Accrued expenses (a)	236	260
Deferred compensation	96	103
U.S. operating loss and tax credit carryforwards (b)	212	208
Non-U.S. operating loss and tax credit carryforwards (c)	69	72
Valuation allowance on deferred tax assets	(157)	(148)
Property, plant and equipment, principally depreciation	(142)	(125)
Amortization of goodwill and other intangibles	(143)	(154)
Leasing transactions	(77)	(81)
Prepaid pension benefits	(21)	(21)
Other, net	(23)	(13)
Deferred taxes, net	$322	$348

(a)          Accrued expenses included warranty reserves, self-insured liabilities and interest.

(b)          At December 29, 2018, U.S. operating loss and tax credit carryforward benefits of $186 million expire through 2038 if not utilized and $26 million may be carried forward indefinitely.

(c)           At December 29, 2018, non-U.S. operating loss and tax credit carryforward benefits of $16 million expire through 2038 if not utilized and $53 million may be carried forward indefinitely.

We believe earnings during the period when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.  For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not more than likely, a valuation allowance is provided.

The following table presents the breakdown of our deferred taxes:

(In millions)	December 29, 2018	December 30, 2017
Manufacturing group:
Deferred tax assets, net of valuation allowance	$397	$430
Deferred tax liabilities	(5)	(7)
Finance group – Deferred tax liabilities	(70)	(75)
Net deferred tax asset	$322	$348

At December 29, 2018 and December 30, 2017, non-U.S. and U.S. state income taxes have not been provided for on basis differences in certain investments, primarily as a result of $1.6 billion of unremitted earnings in foreign subsidiaries which are indefinitely reinvested.  Should these earnings be distributed in the future in the form of dividends or otherwise, we would be subject to withholding and income taxes payable to various non-U.S. jurisdictions and U.S. states.  Determination of the deferred tax liability associated with indefinitely reinvested earnings is not practicable due to multiple factors, including the complexity of non-U.S. tax laws and tax treaty interpretations, exchange rate fluctuations, and the uncertainty of available credits or exemptions under U.S. federal and state tax laws.

Note 17. Commitments and Contingencies

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

In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $333 million and $380 million at December 29, 2018 and December 30, 2017, respectively.

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

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $45 million to $150 million. At December 29, 2018, environmental reserves of approximately $81 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next ten years and have classified $14 million as current liabilities. Expenditures to evaluate and remediate contaminated sites were $13 million, $18 million and $15 million in 2018, 2017 and 2016, respectively.

Leases

Rental expense was $114 million, $122 million and $126 million in 2018, 2017 and 2016, respectively.  Future minimum rental commitments for noncancelable operating leases in effect at December 29, 2018 totaled $64 million for 2019, $45 million for 2020, $32 million for 2021, $26 million for 2022, $19 million for 2023 and $115 million thereafter. The total future minimum rental receipts under noncancelable subleases at December 29, 2018 totaled $18 million.

Note 18. Supplemental Cash Flow Information

Our cash payments and receipts are as follows:

(In millions)	2018	2017	2016
Interest paid:
Manufacturing group	$132	$133	$132
Finance group	25	29	32
Net taxes paid/(received):
Manufacturing group	129	(16)	163
Finance group	17	48	11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of Textron Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Textron Inc. (the Company) as of December 29, 2018 and December 30, 2017, the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 29, 2018, and the related notes and financial statement schedule contained on page 75 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2018 and December 30, 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 14, 2019 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments effective December 31, 2017.

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

Boston, Massachusetts

February 14, 2019

Quarterly Data

(Unaudited)	2018				2017
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues (a)
Textron Aviation	$1,010	$1,276	$1,133	$1,552	$970	$1,171	$1,154	$1,391
Bell	752	831	770	827	697	825	812	983
Textron Systems	387	380	352	345	416	477	458	489
Industrial	1,131	1,222	930	1,008	992	1,113	1,042	1,139
Finance	16	17	15	18	18	18	18	15
Total revenues	$3,296	$3,726	$3,200	$3,750	$3,093	$3,604	$3,484	$4,017
Segment profit
Textron Aviation	$72	$104	$99	$170	$36	$54	$93	$120
Bell	87	117	113	108	83	112	106	114
Textron Systems	50	40	29	37	20	42	40	37
Industrial	64	80	1	73	76	82	49	83
Finance	6	5	3	9	4	5	7	6
Total segment profit	279	346	245	397	219	295	295	360
Corporate expenses and other, net	(27)	(51)	(29)	(12)	(27)	(31)	(30)	(44)
Interest expense, net for Manufacturing group	(34)	(35)	(32)	(34)	(34)	(36)	(37)	(38)
Special charges (b)	—	—	—	(73)	(37)	(13)	(25)	(55)
Gain on business disposition (c)	—	—	444	—	—	—	—	—
Income tax expense (d)	(29)	(36)	(65)	(32)	(21)	(62)	(44)	(329)
Income (loss) from continuing operations	189	224	563	246	100	153	159	(106)
Income from discontinued operations, net of income taxes	—	—	—	—	1	—	—	—
Net income (loss)	$189	$224	$563	$246	$101	$153	$159	$(106)
Basic earnings per share
Continuing operations	$0.73	$0.88	$2.29	$1.02	$0.37	$0.57	$0.60	$(0.40)
Discontinued operations	—	—	—	—	—	—	—	—
Basic earnings per share	$0.73	$0.88	$2.29	$1.02	$0.37	$0.57	$0.60	$(0.40)
Basic average shares outstanding (in thousands)	260,497	253,904	246,136	240,248	270,489	267,114	264,624	263,295
Diluted earnings per share (e)
Continuing operations	$0.72	$0.87	$2.26	$1.02	$0.37	$0.57	$0.60	$(0.40)
Discontinued operations	—	—	—	—	—	—	—	—
Diluted earnings per share	$0.72	$0.87	$2.26	$1.02	$0.37	$0.57	$0.60	$(0.40)
Diluted average shares outstanding (in thousands)	263,672	257,177	249,378	242,569	272,830	269,299	266,989	263,295
Segment profit margins
Textron Aviation	7.1%	8.2%	8.7%	11.0%	3.7%	4.6%	8.1%	8.6%
Bell	11.6	14.1	14.7	13.1	11.9	13.6	13.1	11.6
Textron Systems	12.9	10.5	8.2	10.7	4.8	8.8	8.7	7.6
Industrial	5.7	6.5	0.1	7.2	7.7	7.4	4.7	7.3
Finance	37.5	29.4	20.0	50.0	22.2	27.8	38.9	40.0
Segment profit margin	8.5%	9.3%	7.7%	10.6%	7.1%	8.2%	8.5%	9.0%

(a)          At the beginning of 2018, we adopted ASC 606 using a modified retrospective basis and as a result, the comparative information has not been restated and is reported under the accounting standards in effect for these periods. See Note 1 to the Consolidated Financial Statements for additional information.

(b)          Special charges of $73 million were recorded in the fourth quarter of 2018 under a restructuring plan for the Textron Specialized Vehicles businesses within our Industrial segment that was initiated in December 2018.  Special charges related to our 2016 restructuring plan were $15 million, $12 million, $15 million and $48 million in the first, second, third and fourth quarters of 2017, respectively.  In addition, we recorded special charges of $22 million, $1 million, $10 million and $7 million in the first, second, third and fourth quarters of 2017, respectively, related to the Arctic Cat acquisition, which included restructuring, integration and transaction costs.

(c)           On July 2, 2018, Textron completed the sale of the Tools & Test Equipment product line which resulted in an after-tax gain of $419 million.

(d)          Income tax expense for the fourth quarter of 2017 included a $266 million charge to reflect our provisional estimate of the net impact of the Tax Cuts and Jobs Act. We completed our analysis of this legislation in the fourth quarter of 2018 and recorded a $14 million income tax benefit.

(e)           For the fourth quarter of 2017, the diluted average shares outstanding excluded potential common shares (stock options) due to their antidilutive effect resulting from the net loss.

Schedule II — Valuation and Qualifying Accounts

(In millions)	2018	2017	2016
Allowance for doubtful accounts
Balance at beginning of year	$27	$27	$33
Charged to costs and expenses	5	3	3
Deductions from reserves*	(5)	(3)	(9)
Balance at end of year	$27	$27	$27
Allowance for losses on finance receivables
Balance at beginning of year	$31	$41	$48
Reversal of the provision for losses	(3)	(11)	(1)
Charge-offs	(4)	(6)	(16)
Recoveries	5	7	10
Balance at end of year	$29	$31	$41
Inventory FIFO reserves
Balance at beginning of year	$262	$231	$206
Charged to costs and expenses	56	63	59
Deductions from reserves*	(38)	(32)	(34)
Balance at end of year	$280	$262	$231

*Deductions primarily include amounts written off on uncollectable accounts (less recoveries), inventory disposals, changes to prior year estimates, business dispositions and currency translation adjustments.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 29, 2018. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of December 29, 2018.

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

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of December 29, 2018, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of Textron Inc.

Opinion on Internal Control over Financial Reporting

We have audited Textron Inc.’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Textron, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of December 29, 2018 and December 30, 2017, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholder’s Equity and Cash Flows for each of the three years in the period ended December 29, 2018, and the related notes and financial statement schedule contained on page 75, of the Company and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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

February 14, 2019

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information appearing under “ELECTION OF DIRECTORS— Nominees for Director,” “CORPORATE GOVERNANCE—Corporate Governance Guidelines and Policies,” “— Code of Ethics,” “–Board Committees— Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2019 is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information appearing under “CORPORATE GOVERNANCE —Compensation of Directors,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2019 is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2019 is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information appearing under “CORPORATE GOVERNANCE--Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2019 is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2019 is incorporated by reference into this Annual Report on Form 10-K.

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

10.1F	Form of Performance Share Unit Grant Agreement. Incorporated by reference to Exhibit 10.1H to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (SEC File No. 1-5480)

10.1G	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014. (SEC File No. 1-5480)

10.1H

Form of Stock-Settled Restricted Stock Unit Grant Agreement with Dividend Equivalents. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014. (SEC File No. 1-5480)

10.1I	Form of Performance Share Unit Grant Agreement. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014. (SEC File No. 1-5480)

10.2	Textron Inc. Short-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017.

10.3A	Textron Inc. 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2015.

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

10.5A

Textron Spillover Pension Plan, As Amended and Restated Effective January 3, 2010, including Appendix A (as amended and restated effective January 3, 2010), Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007). Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010. (SEC File No. 1-5480)

10.5B

Amendments to the Textron Spillover Pension Plan, dated October 12, 2011. Incorporated by reference to Exhibit 10.5B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (SEC File No. 1-5480)

10.5C

Second Amendment to the Textron Spillover Pension Plan, dated October 7, 2013. Incorporated by reference to Exhibit 10.5C to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013. (SEC File No. 1-5480)

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

10.8A

Severance Plan for Textron Key Executives, As Amended and Restated Effective January 1, 2010. Incorporated by reference to Exhibit 10.10 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (SEC File No. 1-5480)

10.8B

First Amendment to the Severance Plan for Textron Key Executives, dated October 26, 2010. Incorporated by reference to Exhibit 10.10B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (SEC File No. 1-5480)

10.8C

Second Amendment to the Severance Plan for Textron Key Executives, dated March 24, 2014. Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014. (SEC File No. 1-5480)

10.9	Form of Indemnity Agreement between Textron and its executive officers. Incorporated by reference to Exhibit 10.9 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

10.11D	Aircraft Dry Lease Agreement, made and entered into as of December 18, 2018, between Mr. Donnelly’s limited liability company and Textron Inc.

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

10.15	Director Compensation. Incorporated by reference to Exhibit 10.15 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

101

The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended December 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February 2019.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 14th day of February 2019 by the following persons on behalf of the registrant and in the capacities indicated:

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