Form 10-Q
period 2019-03-30
TEXTRON INC
filed 2019-04-24
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

As of April 12, 2019, there were 232,762,261 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended March 30, 2019

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 30, 2019	March 31, 2018
Revenues
Manufacturing revenues	$3,092	$3,280
Finance revenues	17	16
Total revenues	3,109	3,296
Costs, expenses and other
Cost of sales	2,577	2,729
Selling and administrative expense	307	327
Interest expense	42	41
Non-service components of pension and post-retirement income, net	(29)	(19)
Total costs, expenses and other	2,897	3,078
Income before income taxes	212	218
Income tax expense	33	29
Net income	$179	$189
Earnings per share
Basic	$0.76	$0.73
Diluted	$0.76	$0.72

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Net income	$179	$189
Other comprehensive income, net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	21	31
Foreign currency translation adjustments	3	42
Deferred gains on hedge contracts, net of reclassifications	2	1
Other comprehensive income	26	74
Comprehensive income	$205	$263

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	March 30, 2019	December 29, 2018
Assets
Manufacturing group
Cash and equivalents	$646	$987
Accounts receivable, net	1,059	1,024
Inventories	4,047	3,818
Other current assets	835	785
Total current assets	6,587	6,614
Property, plant and equipment, less accumulated depreciation and amortization of $4,256 and $4,203, respectively	2,523	2,615
Goodwill	2,141	2,218
Other assets	2,267	1,800
Total Manufacturing group assets	13,518	13,247
Finance group
Cash and equivalents	96	120
Finance receivables, net	756	760
Other assets	110	137
Total Finance group assets	962	1,017
Total assets	$14,480	$14,264
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$363	$258
Accounts payable	1,147	1,099
Other current liabilities	1,922	2,149
Total current liabilities	3,432	3,506
Other liabilities	2,186	1,932
Long-term debt	2,812	2,808
Total Manufacturing group liabilities	8,430	8,246
Finance group
Other liabilities	106	108
Debt	711	718
Total Finance group liabilities	817	826
Total liabilities	9,247	9,072
Shareholders’ equity
Common stock	30	30
Capital surplus	1,689	1,646
Treasury stock	(331)	(129)
Retained earnings	5,581	5,407
Accumulated other comprehensive loss	(1,736)	(1,762)
Total shareholders’ equity	5,233	5,192
Total liabilities and shareholders’ equity	$14,480	$14,264
Common shares outstanding (in thousands)	232,699	235,621

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 30, 2019 and March 31, 2018, respectively

	Consolidated
(In millions)	2019	2018
Cash flows from operating activities
Net income	$179	$189
Adjustments to reconcile net income to net cash
used in operating activities:
Non-cash items:
Depreciation and amortization	102	105
Deferred income taxes	15	2
Other, net	33	32
Changes in assets and liabilities:
Accounts receivable, net	(33)	63
Inventories	(215)	(128)
Other assets	(31)	(119)
Accounts payable	47	15
Other liabilities	(288)	(263)
Income taxes, net	(7)	9
Pension, net	(14)	(2)
Captive finance receivables, net	(1)	15
Other operating activities, net	(3)	(3)
Net cash used in operating activities	(216)	(85)
Cash flows from investing activities
Capital expenditures	(59)	(77)
Net proceeds from corporate-owned life insurance policies	2	58
Finance receivables repaid	12	16
Other investing activities, net	3	9
Net cash provided by (used in) investing activities	(42)	6
Cash flows from financing activities
Increase in short-term debt	100	2
Principal payments on long-term debt and nonrecourse debt	(19)	(19)
Purchases of Textron common stock	(202)	(344)
Dividends paid	(5)	(5)
Other financing activities, net	10	8
Net cash used in financing activities	(116)	(358)
Effect of exchange rate changes on cash and equivalents	9	11
Net decrease in cash and equivalents	(365)	(426)
Cash and equivalents at beginning of period	1,107	1,262
Cash and equivalents at end of period	$742	$836

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Three Months Ended March 30, 2019 and March 31, 2018, respectively

	Manufacturing Group		Finance Group
(In millions)	2019	2018	2019	2018
Cash flows from operating activities
Net income	$175	$179	$4	$10
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	100	103	2	2
Deferred income taxes	15	2	—	—
Other, net	33	32	—	—
Changes in assets and liabilities:
Accounts receivable, net	(33)	63	—	—
Inventories	(241)	(128)	—	—
Other assets	(30)	(118)	(1)	(1)
Accounts payable	47	15	—	—
Other liabilities	(286)	(259)	(2)	(4)
Income taxes, net	(9)	13	2	(4)
Pension, net	(14)	(2)	—	—
Dividends received from Finance group	50	50	—	—
Other operating activities, net	(3)	(3)	—	—
Net cash provided by (used in) operating activities	(196)	(53)	5	3
Cash flows from investing activities
Capital expenditures	(59)	(77)	—	—
Net proceeds from corporate-owned life insurance policies	2	58	—	—
Finance receivables repaid	—	—	40	65
Finance receivables originated	—	—	(29)	(34)
Other investing activities, net	1	9	28	—
Net cash provided by (used in) investing activities	(56)	(10)	39	31
Cash flows from financing activities
Increase in short-term debt	100	2	—	—
Principal payments on long-term debt and nonrecourse debt	—	—	(18)	(19)
Purchases of Textron common stock	(202)	(344)	—	—
Dividends paid	(5)	(5)	(50)	(50)
Other financing activities, net	9	8	—	—
Net cash used in financing activities	(98)	(339)	(68)	(69)
Effect of exchange rate changes on cash and equivalents	9	11	—	—
Net decrease in cash and equivalents	(341)	(391)	(24)	(35)
Cash and equivalents at beginning of period	987	1,079	120	183
Cash and equivalents at end of period	$646	$688	$96	$148

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2018.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

In the first quarter of 2019 and 2018, our cumulative catch-up adjustments increased revenue and segment profit by $31 million and $40 million, respectively, and net income by $23 million and $30 million, respectively ($0.10 and $0.12 per diluted share, respectively).  In the first quarter of 2019 and 2018, gross favorable adjustments totaled $53 million and $56 million, respectively, and the gross unfavorable adjustments totaled $22 million and $16 million, respectively.

Note 2.  Summary of Significant Accounting Policies Update

At the beginning of 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (ASC 842), which requires lessees to recognize all leases with a term greater than 12 months on the balance sheet as right-of-use assets and lease liabilities. Upon adoption, the most significant impact was the recognition of $307 million in right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained unchanged.  We applied the provisions of this standard to our existing leases at the adoption date using a retrospective transition method and have not adjusted comparative periods. The cumulative transition adjustment to retained earnings was not significant and the adoption had no impact on our earnings or cash flows.  We elected the practical expedients permitted under the transition guidance, which allowed us to carryforward the historical lease classification and to apply hindsight when evaluating options within a contract, resulting in the extension of the lease term for certain of our existing leases.

Our significant accounting policies are included in Note 1 of our Annual Report on Form 10-K for the year ended December 29, 2018.  Significant changes to our policies resulting from the adoption of ASC 842 are provided below.

Leases

We identify leases by evaluating our contracts to determine if the contract conveys the right to use an identified asset for a stated period of time in exchange for consideration. Specifically, we consider whether we can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.  For our contracts that contain both lease components  (e.g., fixed payments including rent, real estate taxes and insurance costs) and non-lease components (e.g., common-area maintenance costs, other goods/services), we allocate the consideration in the contract to each component based on its standalone price.  Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date.  For these leases, we capitalize the lesser of a) the present value of the minimum lease payments over the lease term, or b) the fair value of the asset, as a right-of-use asset with an offsetting lease liability. The discount rate used to calculate the present value of the minimum lease payments is typically our incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any noncancelable period for which we have the right to use the asset and may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option.  Operating leases are recognized as a single lease cost on a straight-line basis over the lease term, while finance lease cost is recognized separately as amortization and interest expense.

Accounting Pronouncements Not Yet Adopted

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

Note 3.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

(In millions)	March 30, 2019	December 29, 2018
Commercial	$946	$885
U.S. Government contracts	142	166
	1,088	1,051
Allowance for doubtful accounts	(29)	(27)
Total	$1,059	$1,024

Finance Receivables

Finance receivables are presented in the following table:

(In millions)	March 30, 2019	December 29, 2018
Finance receivables	$782	$789
Allowance for losses	(26)	(29)
Total finance receivables, net	$756	$760

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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	March 30, 2019	December 29, 2018
Performing	$708	$704
Watchlist	43	45
Nonaccrual	31	40
Nonaccrual as a percentage of finance receivables	3.96%	5.07%
Less than 31 days past due	$691	$719
31-60 days past due	70	56
61-90 days past due	17	5
Over 90 days past due	4	9
60+ days contractual delinquency as a percentage of finance receivables	2.69%	1.77%

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

A summary of finance receivables and the allowance for losses, based on the results of our impairment evaluation, is provided below. The finance receivables included in this table specifically exclude leveraged leases in accordance with U.S. generally accepted accounting principles.

(In millions)	March 30, 2019	December 29, 2018
Finance receivables evaluated collectively	$650	$630
Finance receivables evaluated individually	31	58
Allowance for losses based on collective evaluation	24	24
Allowance for losses based on individual evaluation	2	5
Impaired finance receivables with no related allowance for losses	$21	$43
Impaired finance receivables with related allowance for losses	10	15
Unpaid principal balance on impaired finance receivables	40	67
Average recorded investment of impaired finance receivables	44	61

Note 4.  Inventories

Inventories are composed of the following:

(In millions)	March 30, 2019	December 29, 2018
Finished goods	$1,739	$1,662
Work in process	1,518	1,356
Raw materials and components	790	800
Total	$4,047	$3,818

Note 5. Other Assets

On April 1, 2019, Textron Systems’ TRU Simulation + Training Inc. contributed assets associated with its training business into FlightSafety Textron Aviation Training LLC, a company formed by FlightSafety International Inc. and TRU to provide training solutions for Textron Aviation’s business and general aviation aircraft. Our 30% investment in this newly formed company will be accounted for under the equity method of accounting.  The assets of the training business met the criteria to be classified as held for sale at March 30, 2019 and were reclassified to Other assets in the Consolidated Balance Sheets at their net carrying value of $145 million, primarily property, plant and equipment of $64 million and allocated goodwill of $77 million.

Note 6.  Warranty Liability

Changes in our warranty liability are as follows:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Beginning of period	$149	$164
Provision	14	16
Settlements	(22)	(22)
Adjustments*	4	10
End of period	$145	$168

* Adjustments include changes to prior year estimates, new issues on prior year sales, acquisitions and currency translation adjustments.

Note 7.  Leases

We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our leases have remaining lease terms up to 30 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised.  In the first quarter of 2019, our operating lease cost totaled $16 million. Our finance lease cost and our variable and short-term lease costs were not significant. In the first quarter of 2019, cash paid for operating lease liabilities totaled $16 million, which is classified in cash flows from operating activities.  Balance sheet and other information related to our leases is as follows:

(Dollars in millions)	March 30, 2019
Operating leases:
Other assets	$301
Other current liabilities	54
Other liabilities	250
Finance leases:
Property, plant and equipment, less accumulated amortization of $50 million	$117
Short-term and current portion of long-term debt	7
Long-term debt	78
Weighted-average remaining lease term (in years)
Finance leases	14.2
Operating leases	10.4
Weighted-average discount rate
Finance leases	2.72%
Operating leases	4.47%

Maturities of our lease liabilities at March 30, 2019 are as follows:

(In millions)	Operating Leases	Finance Leases
2019	$48	$7
2020	55	9
2021	42	9
2022	35	9
2023	30	9
Thereafter	177	69
Total lease payments	387	112
Less: interest	(83)	(27)
Total lease liabilities	$304	$85

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At March 30, 2019 and December 29, 2018, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $489 million and $379 million, respectively.  At March 30, 2019, the fair value amounts of our foreign currency exchange contracts were a $4 million asset and a $7 million liability. At December 29, 2018, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $10 million liability.

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

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	March 30, 2019		December 29, 2018
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,105)	$(3,135)	$(2,996)	$(2,971)
Finance group
Finance receivables, excluding leases	579	610	582	584
Debt	(711)	(645)	(718)	(640)

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

Note 9.  Shareholders’ Equity

A reconciliation of Shareholder’s equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 29, 2018	$30	$1,646	$(129)	$5,407	$(1,762)	$5,192
Net income	—	—	—	179	—	179
Other comprehensive income	—	—	—	—	26	26
Share-based compensation activity	—	43	—	—	—	43
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(202)	—	—	(202)
Balance at March 30, 2019	$30	$1,689	$(331)	$5,581	$(1,736)	$5,233
Balance at December 30, 2017	$33	$1,669	$(48)	$5,368	$(1,375)	$5,647
Adoption of ASC 606	—	—	—	90	—	90
Net income	—	—	—	189	—	189
Other comprehensive income	—	—	—	—	74	74
Share-based compensation activity	—	41	—	—	—	41
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(344)	—	—	(344)
Balance at March 31, 2018	$33	$1,710	$(392)	$5,642	$(1,301)	$5,692

Dividends per share of common stock were $0.02 for both the three months ended March 30, 2019 and March 31, 2018.

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Basic weighted-average shares outstanding	234,839	260,497
Dilutive effect of stock options	1,598	3,175
Diluted weighted-average shares outstanding	236,437	263,672

Stock options to purchase 3.1 million and 1.3 million shares of common stock are excluded from the calculation of diluted weighted-average shares outstanding for the first quarter of 2019 and 2018, respectively, as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 29, 2018	$(1,727)	$(32)	$(3)	$(1,762)
Other comprehensive income before reclassifications	—	3	3	6
Reclassified from Accumulated other comprehensive loss	21	—	(1)	20
Balance at March 30, 2019	$(1,706)	$(29)	$(1)	$(1,736)
Balance at December 30, 2017	$(1,396)	$11	$10	$(1,375)
Other comprehensive income before reclassifications	—	42	1	43
Reclassified from Accumulated other comprehensive loss	31	—	—	31
Balance at March 31, 2018	$(1,365)	$53	$11	$(1,301)

The before and after-tax components of Other comprehensive income are presented below:

	March 30, 2019			March 31, 2018
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$25	$(5)	$20	$38	$(9)	$29
Amortization of prior service cost*	1	—	1	2	—	2
Pension and postretirement benefits adjustments, net	26	(5)	21	40	(9)	31
Deferred gains on hedge contracts:
Current deferrals	4	(1)	3	2	(1)	1
Reclassification adjustments	(1)	—	(1)	—	—	—
Deferred gains on hedge contracts, net	3	(1)	2	2	(1)	1
Foreign currency translation adjustments	1	2	3	40	2	42
Total	$30	$(4)	$26	$82	$(8)	$74

*These components of other comprehensive income are included in the computation of net periodic pension cost.  See Note 14 of our 2018 Annual Report on Form 10-K for additional information.

Note 10.  Segment Information

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance. On July 2, 2018, we sold our Tools and Test Equipment businesses that were previously included in the Industrial segment as discussed in Note 2 of our 2018 Annual Report on Form 10-K. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gains/losses on major business dispositions and special charges. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.

Our revenues by segment, along with a reconciliation of segment profit to income before income taxes, are included in the table below:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Revenues
Textron Aviation	$1,134	$1,010
Bell	739	752
Textron Systems	307	387
Industrial	912	1,131
Finance	17	16
Total revenues	$3,109	$3,296
Segment Profit
Textron Aviation	$106	$72
Bell	104	87
Textron Systems	28	50
Industrial	50	64
Finance	6	6
Segment profit	294	279
Corporate expenses and other, net	(47)	(27)
Interest expense, net for Manufacturing group	(35)	(34)
Income before income taxes	$212	$218

Note 11. Revenues

Disaggregation of Revenues

Our revenues disaggregated by major product type are presented below:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Aircraft	$766	$634
Aftermarket parts and services	368	376
Textron Aviation	1,134	1,010
Military aircraft and support programs	508	487
Commercial helicopters, parts and services	231	265
Bell	739	752
Unmanned systems	134	170
Marine and land systems	48	92
Simulation, training and other	125	125
Textron Systems	307	387
Fuel systems and functional components	594	655
Specialized vehicles	318	348
Tools and test equipment	—	128
Industrial	912	1,131
Finance	17	16
Total revenues	$3,109	$3,296

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended March 30, 2019
Customer type:
Commercial	$1,092	$230	$74	$905	$17	$2,318
U.S. Government	42	509	233	7	—	791
Total revenues	$1,134	$739	$307	$912	$17	$3,109
Geographic location:
United States	$789	$578	$257	$389	$8	$2,021
Europe	183	20	23	311	1	538
Asia and Australia	23	82	16	77	1	199
Other international	139	59	11	135	7	351
Total revenues	$1,134	$739	$307	$912	$17	$3,109
Three months ended March 31, 2018
Customer type:
Commercial	$973	$252	$127	$1,124	$16	$2,492
U.S. Government	37	500	260	7	—	804
Total revenues	$1,010	$752	$387	$1,131	$16	$3,296
Geographic location:
United States	$665	$509	$287	$496	$7	$1,964
Europe	146	27	12	383	1	569
Asia and Australia	81	127	28	92	2	330
Other international	118	89	60	160	6	433
Total revenues	$1,010	$752	$387	$1,131	$16	$3,296

Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts.  At March 30, 2019, we had $9.7 billion in remaining performance obligations of which we expect to recognize revenues of approximately 70% through 2020, an additional 23% through 2022, and the balance thereafter.

Contract Assets and Liabilities

Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period.  At March 30, 2019, contract assets and contract liabilities totaled $477 million and $927 million, respectively.  At December 29, 2018, contract assets and contract liabilities totaled $461 million and $974 million, respectively.  During the first quarter of 2019, we recognized $311 million in revenues that were included in the contract liability balance at December 29, 2018. We recognized $322 million in revenues in the first quarter of 2018 that were included in the contract liability balance at the adoption date.

Note 12.  Share-Based Compensation

Under our share-based compensation plans, we have authorization to provide awards to selected employees in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  Share-based compensation expense for awards subject only to service conditions vest ratably and is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For employees eligible for early retirement under the plans, the service requirement of the award is satisfied at the date of grant and the expense is recognized in the period the award is granted.  Compensation expense included in net income for these plans is as follows:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Compensation expense	$44	$33
Income tax benefit	(11)	(7)
Total net compensation expense included in net income	$33	$26

Stock Options

Options to purchase our shares have a maximum term of ten years and vest ratably over a three-year period. Stock option compensation cost is calculated under the fair value approach using the Black-Scholes option-pricing model to determine the fair value of options granted on the date of grant.  The expected volatility used in this model is based on implied volatilities from traded options on our common stock, historical volatilities and other factors.  The expected term is based on historical option exercise data, which is adjusted to reflect any anticipated changes in expected behavior.

The weighted-average fair value of options granted and the assumptions used in our option-pricing model for such grants are as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Fair value of options at grant date	$14.62	$15.83
Dividend yield	0.2%	0.1%
Expected volatility	26.6%	26.6%
Risk-free interest rate	2.5%	2.6%
Expected term (in years)	4.7	4.7

The stock option activity during the first quarter of 2019 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	8,284	$40.58
Granted	1,583	54.43
Exercised	(558)	(25.06)
Forfeited or expired	(75)	(47.43)
Outstanding at end of period	9,234	$43.84
Exercisable at end of period	6,182	$38.45

At March 30, 2019, our outstanding options had an aggregate intrinsic value of $80 million and a weighted-average remaining contractual life of six years.  Our exercisable options had an aggregate intrinsic value of $79 million and a weighted-average remaining contractual life of five years at March 30, 2019.  The total intrinsic value of options exercised was $16 million and $8 million during the first quarter of 2019 and 2018, respectively.

Restricted Stock Units

The activity for restricted stock units payable in both stock and cash during the first quarter of 2019 is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period, nonvested	598	$45.22	1,143	$45.48
Granted	168	54.43	327	54.43
Vested	(164)	(39.34)	(294)	(39.27)
Forfeited	—	—	(30)	(46.76)
Outstanding at end of period, nonvested	602	$49.40	1,146	$49.59

The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Fair value of awards vested	$22	$24
Cash paid	16	18

Performance Share Units

The activity for our performance share units during the first quarter of 2019 is provided below:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period, nonvested	404	$53.63
Granted	262	54.43
Outstanding at end of period, nonvested	666	$53.95

Cash paid under these awards totaled $10 million and $11 million during the first quarter of 2019 and 2018, respectively.

Note 13.  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Pension Benefits		Postretirement Benefits Other Than Pensions
(In millions)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Three Months Ended
Service cost	$23	$26	$1	$1
Interest cost	82	77	2	2
Expected return on plan assets	(139)	(138)	—	—
Amortization of prior service cost (credit)	3	4	(2)	(2)
Amortization of net actuarial loss	25	38	—	—
Net periodic benefit cost (credit)	$(6)	$7	$1	$1

Note 14.  Income Taxes

Our effective tax rate for the first quarter of 2019 and 2018 was 15.6% and 13.3%, respectively. In the first quarter of 2019, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to a $12 million benefit recognized for additional research credits related to prior years.   In the first quarter of 2018, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to benefits recognized from audit settlements.

Our reserve for unrecognized tax benefits totaled $175 million and $141 million at March 30, 2019 and December 29, 2018, respectively. The increase in this reserve largely reflects a claim filed in the first quarter of 2019 for tax credits related to prior years.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended
(Dollars in millions)	March 30, 2019	March 31, 2018	% Change
Revenues	$3,109	$3,296	(6)%
Cost of sales	2,577	2,729	(6)%
Selling and administrative expense	307	327	(6)%
Gross margin as a percentage of Manufacturing revenues	16.7%	16.8%

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 20 to 23.

Revenues

Revenues decreased $187 million, 6%, in the first quarter of 2019, compared with the first quarter of 2018, largely driven by the disposition of the Tools and Test Equipment product line within the Industrial segment which occurred on July 2, 2018. The net revenue decrease included the following factors:

•                  Lower Industrial revenues of $219 million, primarily due to $128 million in lower revenues due to the impact from the disposition of the Tools and Test Equipment product line and lower volume of $72 million.

•                  Lower Textron Systems revenues of $80 million, largely reflecting lower volume of $44 million in the Marine and Land Systems product line and $36 million in the Unmanned Systems product line.

•                  Lower Bell revenues of $13 million, as lower commercial revenues of $34 million, largely due to lower aircraft deliveries, were partially offset by higher military revenues of $21 million.

•                  Higher Textron Aviation revenues of $124 million, primarily due to higher volume and mix of $118 million.

Cost of Sales and Selling and Administrative Expense

Cost of sales decreased $152 million, 6%, in the first quarter of 2019, compared with the first quarter of 2018, largely resulting from the disposition of the Tools and Test Equipment product line and lower net volume as described above. Selling and administrative expense decreased $20 million, 6%, in the first quarter of 2019, compared with the first quarter of 2018, primarily reflecting the impact from the disposition of the Tools and Test Equipment product line.

Income Taxes

Our effective tax rate for the first quarter of 2019 and 2018 was 15.6% and 13.3%, respectively. In the first quarter of 2019, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to a $12 million benefit recognized for additional research credits related to prior years.   In the first quarter of 2018, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to benefits recognized from audit settlements.

Backlog

Our backlog is summarized below:

(In millions)	March 30, 2019	December 29, 2018
Bell	$6,296	$5,837
Textron Aviation	1,995	1,791
Textron Systems	1,407	1,469
Total backlog	$9,698	$9,097

Bell’s backlog increased $459 million, 8%, in the first quarter of 2019, primarily as a result of new military contracts received, largely related to the H-1 helicopter program.  Backlog at Textron Aviation increased $204 million, 11%, in the first quarter of 2019, as a result of orders in excess of deliveries.

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

In our discussion of comparative results for the Manufacturing group, changes in revenues and segment profit typically are expressed for our commercial business in terms of volume and mix, pricing, foreign exchange, acquisitions and dispositions, while changes in segment profit may be expressed in terms of volume and mix, inflation and cost performance. For revenues, volume and mix represents changes in revenues from increases or decreases in the number of units delivered or services provided and the composition of products and/or services sold.  Pricing represents changes in unit pricing.  Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period.  Revenues generated by acquired businesses are reflected in Acquisitions for a twelve-month period, while reductions in revenues from the sale of businesses are reflected as Dispositions.  For segment profit, volume and mix represents a change due to the number of units delivered or services provided and the composition of products and/or services sold at different profit margins.  Inflation represents higher material, wages, benefits, pension service cost or other costs.  Performance reflects an increase or decrease in research and development, depreciation, selling and administrative costs, warranty, product liability, quality/scrap, labor efficiency, overhead, non-service pension cost/(credit), product line profitability, start-up, ramp up and cost-reduction initiatives or other manufacturing inputs.

Approximately 24% of our 2018 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program.  For our segments that contract with the U.S. Government, changes in revenue related to these contracts are expressed in terms of volume.  Revenues for our U.S. Government contracts are primarily recognized as costs are incurred. Changes in segment profit are typically expressed in terms of volume and mix and performance; these include cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees and other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance.

Textron Aviation

	Three Months Ended
(Dollars in millions)	March 30, 2019	March 31, 2018
Revenues:
Aircraft	$766	$634
Aftermarket parts and services	368	376
Total revenues	1,134	1,010
Operating expenses	1,028	938
Segment profit	106	72
Profit margin	9.3%	7.1%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues from the prior year quarter:

(In millions)	2019 versus 2018
Volume and mix	$118
Pricing	6
Total change	$124

Textron Aviation’s revenues increased $124 million, 12%, in the first quarter of 2019, compared with the first quarter of 2018, primarily due to higher volume and mix of $118 million, largely the result of higher Citation jet volume and commercial turboprop volume. We delivered 44 Citation jets and 44 commercial turboprops in the first quarter of 2019, compared with 36 Citation jets and 29 commercial turboprops in the first quarter of 2018.

Textron Aviation’s operating expenses increased $90 million, 10%, in the first quarter of 2019, compared with the first quarter of 2018, largely due to higher volume and mix as described above.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit from the prior year quarter:

(In millions)	2019 versus 2018
Volume and mix	$21
Performance	15
Inflation, net of pricing	(2)
Total change	$34

Segment profit at Textron Aviation increased $34 million, 47%, in the first quarter of 2019, compared with the first quarter of 2018, primarily due to the impact from higher volume and mix of $21 million, as described above, and a favorable impact of $15 million reflecting improved manufacturing performance.

Bell

	Three Months Ended
(Dollars in millions)	March 30, 2019	March 31, 2018
Revenues:
Military aircraft and support programs	$508	$487
Commercial helicopters, parts and services	231	265
Total revenues	739	752
Operating expenses	635	665
Segment profit	104	87
Profit margin	14.1%	11.6%

Bell’s major U.S. Government programs currently are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues from the prior year quarter:

(In millions)	2019 versus 2018
Volume and mix	$(16)
Other	3
Total change	$(13)

Bell’s revenues decreased $13 million, 2%, in the first quarter of 2019, compared with the first quarter of 2018, primarily due to lower commercial revenues of $34 million, largely due to lower aircraft deliveries, as we delivered 30 commercial helicopters in the first quarter of 2019, compared with 46 commercial helicopters in the first quarter of 2018.  This decrease was partially offset by higher military revenues of $21 million.

Bell’s operating expenses decreased $30 million, 5%, in the first quarter of 2019, compared with the first quarter of 2018, primarily due to improved performance on military programs, as described below, and the lower volume and mix as described above.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit from the prior year quarter:

(In millions)	2019 versus 2018
Performance and other	$27
Volume and mix	(10)
Total change	$17

Bell’s segment profit increased $17 million, 20%, in the first quarter of 2019, compared with the first quarter of 2018, primarily due to a favorable impact of $27 million from performance and other, largely the result of improved performance on military programs, partially offset by an unfavorable impact from volume and mix.

Textron Systems

	Three Months Ended
(Dollars in millions)	March 30, 2019	March 31, 2018
Revenues	$307	$387
Operating expenses	279	337
Segment profit	28	50
Profit margin	9.1%	12.9%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues from the prior year quarter:

(In millions)	2019 versus 2018
Volume	$(81)
Other	1
Total change	$(80)

Revenues at Textron Systems decreased $80 million, 21%, in the first quarter of 2019, compared with the first quarter of 2018, largely due to lower volume of $44 million in the Marine and Land Systems product line, reflecting lower Tactical Armoured Patrol Vehicle program deliveries, and lower volume of $36 million in the Unmanned Systems product line.

Textron Systems’ operating expenses decreased $58 million, 17%, in the first quarter of 2019, compared with the first quarter of 2018, primarily due to lower volume described above.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit from the prior year quarter:

(In millions)	2019 versus 2018
Volume and mix	$(11)
Performance	(11)
Total change	$(22)

Textron Systems’ segment profit decreased $22 million, 44%, in the first quarter of 2019, compared with the first quarter of 2018, primarily due to an $11 million impact from the lower volume described above and an $11 million impact from performance, primarily reflecting lower net favorable program adjustments in the first quarter of 2019.

Industrial

	Three Months Ended
(Dollars in millions)	March 30, 2019	March 31, 2018
Revenues:
Fuel systems and functional components	$594	$655
Specialized vehicles	318	348
Tools and test equipment	—	128
Total revenues	912	1,131
Operating expenses	862	1,067
Segment profit	50	64
Profit margin	5.5%	5.7%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues from the prior year quarter:

(In millions)	2019 versus 2018
Disposition	$(128)
Volume and mix	(72)
Foreign exchange	(25)
Other	6
Total change	$(219)

Industrial segment revenues decreased $219 million, 19%, in the first quarter of 2019, compared with the first quarter of 2018, largely due to the impact from the disposition of our Tools and Test Equipment product line of $128 million, lower volume and mix of $72 million at the remaining product lines and an unfavorable impact of $25 million from foreign exchange rate fluctuations, primarily related to the Euro.

Operating expenses for the Industrial segment decreased $205 million, 19%, in the first quarter of 2019, compared with the first quarter of 2018, primarily due to lower operating expenses from the disposition of our Tools and Test Equipment product line, lower volume and mix described above and a favorable impact from foreign exchange rate fluctuations.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit from the prior year quarter:

(In millions)	2019 versus 2018
Disposition	$(15)
Volume and mix	(10)
Performance and other	15
Foreign exchange	(4)
Total change	$(14)

Segment profit for the Industrial segment decreased $14 million, 22%, in the first quarter of 2019, compared with the first quarter of 2018, largely resulting from the impact of the disposition of our Tools and Test Equipment product line of $15 million and $10 million of lower volume and mix as described above, partially offset by favorable performance and other of $15 million, primarily related to the Specialized Vehicles product line.

Finance

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Revenues	$17	$16
Segment profit	6	6

Finance segment revenues and profit were largely unchanged in the first quarter of 2019, compared with the first quarter of 2018. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	March 30, 2019	December 29, 2018
Finance receivables	$782	$789
Nonaccrual finance receivables	31	40
Ratio of nonaccrual finance receivables to finance receivables	3.96%	5.07%
60+ days contractual delinquency	$21	$14
60+ days contractual delinquency as a percentage of finance receivables	2.69%	1.77%

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

Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	March 30, 2019	December 29, 2018
Manufacturing group
Cash and equivalents	$646	$987
Debt	3,175	3,066
Shareholders’ equity	5,233	5,192
Capital (debt plus shareholders’ equity)	8,408	8,258
Net debt (net of cash and equivalents) to capital	33%	29%
Debt to capital	38%	37%
Finance group
Cash and equivalents	$96	$120
Debt	711	718

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

Textron has a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At March 30, 2019, there were no amounts borrowed against the facility. We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows

Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Operating activities	$(196)	$(53)
Investing activities	(56)	(10)
Financing activities	(98)	(339)

The first quarter of our fiscal year typically results in net cash outflow from operating activities. Consistent with prior years, we expect positive cash flows from operating activities for the full year.  In the first quarter of 2019, the net cash outflow from operating activities was $196 million, compared with $53 million in the first quarter of 2018, primarily reflecting changes in working capital, which included an increase in cash outflows of $113 million related to changes in inventories between the periods.

Cash flows used in investing activities included capital expenditures of $59 million and $77 million in the first quarter of 2019 and 2018, respectively.  Investing cash flows also included net proceeds received from corporate-owned life insurance policies of $2 million and $58 million in the first quarter of 2019 and 2018, respectively.

In the first quarter of 2019 and 2018, cash flows used in financing activities primarily included $202 million and $344 million, respectively, of cash paid to repurchase an aggregate of 3.9 million and 5.9 million shares, respectively, of our outstanding common stock.  Financing cash flows in the first quarter of 2019 also included $100 million of cash proceeds from the issuance of short-term debt.

Finance Group Cash Flows

Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Operating activities	$5	$3
Investing activities	39	31
Financing activities	(68)	(69)

The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $40 million and $65 million in the first quarter of 2019 and 2018, respectively, partially offset by finance receivable originations of $29 million and $34 million, respectively.  Financing activities in both the first quarter of 2019 and 2018 primarily reflected a dividend payment of $50 million to the Manufacturing group.

Consolidated Cash Flows

The consolidated cash flows, after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Operating activities	$(216)	$(85)
Investing activities	(42)	6
Financing activities	(116)	(358)

In the first quarter of 2019, the net cash outflow from Consolidated operating activities was $216 million, compared with $85 million in the first quarter of 2018, primarily reflecting changes in working capital, which included an increase in cash outflows of $87 million related to changes in inventories between the periods.

Investing cash flows included capital expenditures of $59 million and $77 million in the first quarter of 2019 and 2018, respectively. Investing cash flows also included net proceeds received from corporate-owned life insurance policies of $2 million and $58 million in the first quarter of 2019 and 2018, respectively.

Cash flows used in financing activities in the first quarter of 2019 and 2018 primarily included $202 million and $344 million, respectively, of cash paid to repurchase an aggregate of 3.9 million and 5.9 million shares, respectively, of our outstanding common stock.  Financing cash flows in the first quarter of 2019 also included $100 million of cash proceeds from the issuance of short-term debt.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Reclassification adjustments from investing activities:
Cash received from customers	$28	$49
Finance receivable originations for Manufacturing group inventory sales	(29)	(34)
Other	26	—
Total reclassification adjustments from investing activities	25	15
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(50)	(50)
Total reclassification adjustments to cash flows from operating activities	$(25)	$(35)

Critical Accounting Estimates

Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements.  The accounting estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in Item 7 of our Annual Report on Form 10-K for the year ended December 29, 2018.   The following section provides an update of the year-end disclosure.

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

Changes in our estimate of the total expected cost or in the transaction price for a contract typically impact our profit booking rate.  We utilize the cumulative catch-up method of accounting to recognize the impact of these changes on our profit booking rate for a contract.  Under this method, the inception-to-date impact of a profit adjustment on a contract is recognized in the period the adjustment is identified.  The impact of our cumulative catch-up adjustments on segment profit recognized in prior periods is presented below:

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Gross favorable	$53	$56
Gross unfavorable	(22)	(16)
Net adjustments	$31	$40

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2018 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the fiscal quarter ended March 30, 2019.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 30, 2019. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 30, 2019.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information about our first quarter 2019 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
December 30, 2018 – February 2, 2019	1,175	$ 50.38	1,175	16,017
February 3, 2019 – March 2, 2019	1,380	53.74	1,380	14,637
March 3, 2019 – March 30, 2019	1,327	51.89	1,327	13,310
Total	3,882	$ 52.09	3,882

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

Item 5.07

(a)         The 2019 Annual Meeting of Shareholders of Textron was held on April 24, 2019.

(b)         The results of the voting on the matters submitted to our shareholders are as follows:

1.    The following persons were elected to serve as directors until the next annual shareholders’ meeting and received the following votes:

	For	Against	Abstain	Broker Non-Vote
Scott C. Donnelly	193,279,640	4,288,664	606,042	18,197,211
Kathleen M. Bader	191,080,354	6,174,933	919,059	18,197,211
R. Kerry Clark	188,941,175	8,225,358	1,007,813	18,197,211
James T. Conway	191,293,041	6,048,460	832,845	18,197,211
Lawrence K. Fish	189,782,244	7,455,817	936,285	18,197,211
Paul E. Gagné	189,795,968	7,556,543	821,835	18,197,211
Ralph D. Heath	194,178,721	2,967,217	1,028,408	18,197,211
Deborah Lee James	194,224,199	3,146,031	804,116	18,197,211
Lloyd G. Trotter	192,428,965	4,901,159	844,222	18,197,211
James L. Ziemer	191,648,565	5,549,506	976,275	18,197,211
Maria T. Zuber	194,048,816	3,334,982	790,548	18,197,211

2.    The advisory (non-binding) resolution to approve the compensation of our named executive officers, as disclosed in our proxy statement, was approved by the following vote:

For	Against	Abstain	Broker Non-Vote
109,537,581	86,261,358	2,375,407	18,197,211

3.    The appointment of Ernst & Young LLP by the Audit Committee as Textron’s independent registered public accounting firm for 2019 was ratified by the following vote:

For	Against	Abstain
210,336,872	5,414,939	619,746

4.    The shareholder proposal regarding shareholder action by written consent was rejected by the following vote:

For	Against	Abstain	Broker Non-Vote
82,262,437	113,357,870	2,554,039	18,197,211

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	April 24, 2019	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)