Form 10-Q
period 2019-06-29
TEXTRON INC
filed 2019-07-24
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 1-5480

Textron Inc.

(Exact name of registrant as specified in its charter)

Delaware	05-0315468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Westminster Street, Providence, RI	02903
(Address of principal executive offices)	(Zip code)

(401) 421-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common stock, $0.125 par value	TXT	New York Stock Exchange (NYSE)

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of  July 12, 2019, there were 230,123,580 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended June 29, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Revenues
Manufacturing revenues	$3,211	$3,709	$6,303	$6,989
Finance revenues	16	17	33	33
Total revenues	3,227	3,726	6,336	7,022
Costs, expenses and other
Cost of sales	2,641	3,073	5,218	5,802
Selling and administrative expense	292	370	599	697
Interest expense	43	42	85	83
Non-service components of pension and post-retirement income, net	(28)	(19)	(57)	(38)
Total costs, expenses and other	2,948	3,466	5,845	6,544
Income before income taxes	279	260	491	478
Income tax expense	62	36	95	65
Net income	$217	$224	$396	$413
Earnings per share
Basic	$0.94	$0.88	$1.70	$1.61
Diluted	$0.93	$0.87	$1.69	$1.59

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018
Net income	$217	$224	$396	$413
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits adjustments, net of reclassifications	20	31	41	62
Foreign currency translation adjustments	1	(69)	4	(27)
Deferred gains (losses) on hedge contracts, net of reclassifications	—	(4)	2	(3)
Other comprehensive income (loss)	21	(42)	47	32
Comprehensive income	$238	$182	$443	$445

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

	June 29,	December 29,
(Dollars in millions)	2019	2018
Assets
Manufacturing group
Cash and equivalents	$775	$987
Accounts receivable, net	989	1,024
Inventories	4,311	3,818
Other current assets	839	785
Total current assets	6,914	6,614
Property, plant and equipment, less accumulated depreciation and amortization of $4,317 and $4,203, respectively	2,517	2,615
Goodwill	2,147	2,218
Other assets	2,255	1,800
Total Manufacturing group assets	13,833	13,247
Finance group
Cash and equivalents	82	120
Finance receivables, net	776	760
Other assets	105	137
Total Finance group assets	963	1,017
Total assets	$14,796	$14,264
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$457	$258
Accounts payable	1,231	1,099
Other current liabilities	1,891	2,149
Total current liabilities	3,579	3,506
Other liabilities	2,157	1,932
Long-term debt	2,910	2,808
Total Manufacturing group liabilities	8,646	8,246
Finance group
Other liabilities	111	108
Debt	703	718
Total Finance group liabilities	814	826
Total liabilities	9,460	9,072
Shareholders’ equity
Common stock	30	30
Capital surplus	1,717	1,646
Treasury stock	(490)	(129)
Retained earnings	5,794	5,407
Accumulated other comprehensive loss	(1,715)	(1,762)
Total shareholders’ equity	5,336	5,192
Total liabilities and shareholders’ equity	$14,796	$14,264
Common shares outstanding (in thousands)	230,058	235,621

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 29, 2019 and June 30, 2018, respectively

	Consolidated
(In millions)	2019	2018
Cash flows from operating activities
Net income	$396	$413
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	202	216
Deferred income taxes	32	12
Other, net	40	61
Changes in assets and liabilities:
Accounts receivable, net	36	(42)
Inventories	(505)	(78)
Other assets	(19)	(38)
Accounts payable	132	(22)
Other liabilities	(338)	(165)
Income taxes, net	14	17
Pension, net	(29)	(5)
Captive finance receivables, net	(19)	26
Other operating activities, net	(2)	3
Net cash provided by (used in) operating activities of continuing operations	(60)	398
Net cash used in operating activities of discontinued operations	(1)	(1)
Net cash provided by (used in) operating activities	(61)	397
Cash flows from investing activities
Capital expenditures	(135)	(159)
Net proceeds from corporate-owned life insurance policies	4	98
Finance receivables repaid	20	25
Other investing activities, net	7	30
Net cash used in investing activities	(104)	(6)
Cash flows from financing activities
Proceeds from long-term debt	297	—
Principal payments on long-term debt and nonrecourse debt	(35)	(34)
Purchases of Textron common stock	(361)	(915)
Dividends paid	(9)	(10)
Other financing activities, net	19	43
Net cash used in financing activities	(89)	(916)
Effect of exchange rate changes on cash and equivalents	4	(6)
Net decrease in cash and equivalents	(250)	(531)
Cash and equivalents at beginning of period	1,107	1,262
Cash and equivalents at end of period	$857	$731

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Six Months Ended June 29, 2019 and June 30, 2018, respectively

	Manufacturing Group		Finance Group
(In millions)	2019	2018	2019	2018
Cash flows from operating activities
Net income	$387	$398	$9	$15
Adjustments to reconcile net to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	199	212	3	4
Deferred income taxes	33	14	(1)	(2)
Other, net	39	60	1	1
Changes in assets and liabilities:
Accounts receivable, net	36	(42)	—	—
Inventories	(532)	(80)	—	—
Other assets	(17)	(39)	(2)	1
Accounts payable	132	(22)	—	—
Other liabilities	(339)	(162)	1	(3)
Income taxes, net	10	28	4	(11)
Pension, net	(29)	(5)	—	—
Dividends received from Finance group	50	50	—	—
Other operating activities, net	(2)	3	—	—
Net cash provided by (used in) operating activities of continuing operations	(33)	415	15	5
Net cash used in operating activities of discontinued operations	(1)	(1)	—	—
Net cash provided by (used in) operating activities	(34)	414	15	5
Cash flows from investing activities
Capital expenditures	(135)	(159)	—	—
Net proceeds from corporate-owned life insurance policies	4	98	—	—
Finance receivables repaid	—	—	91	112
Finance receivables originated	—	—	(90)	(61)
Other investing activities, net	4	10	30	22
Net cash provided by (used in) investing activities	(127)	(51)	31	73
Cash flows from financing activities
Proceeds from long-term debt	297	—	—	—
Principal payments on long-term debt and nonrecourse debt	(1)	—	(34)	(34)
Purchases of Textron common stock	(361)	(915)	—	—
Dividends paid	(9)	(10)	(50)	(50)
Other financing activities, net	19	43	—	—
Net cash used in financing activities	(55)	(882)	(84)	(84)
Effect of exchange rate changes on cash and equivalents	4	(6)	—	—
Net decrease in cash and equivalents	(212)	(525)	(38)	(6)
Cash and equivalents at beginning of period	987	1,079	120	183
Cash and equivalents at end of period	$775	$554	$82	$177

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

In the second quarter of 2019 and 2018, our cumulative catch-up adjustments increased revenue and segment profit by $27 million and $64 million, respectively, and net income by $21 million and $49 million, respectively ($0.09 and $0.19 per diluted share, respectively). In the second quarter of 2019 and 2018, gross favorable adjustments totaled $46 million and $70 million, respectively, and the gross unfavorable adjustments totaled $19 million and $6 million, respectively.

In the first half of 2019 and 2018, our cumulative catch-up adjustments increased revenue and segment profit by $58 million and $104 million, respectively, and net income by $44 million and $79 million, respectively ($0.19 and $0.30 per diluted share, respectively).  In the first half of 2019 and 2018, gross favorable adjustments totaled $99 million and $126 million, respectively, and the gross unfavorable adjustments totaled $41 million and $22 million, respectively.

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

Note 3.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

	June 29,	December 29,
(In millions)	2019	2018
Commercial	$874	$885
U.S. Government contracts	142	166
	1,016	1,051
Allowance for doubtful accounts	(27)	(27)
Total accounts receivable, net	$989	$1,024

Finance Receivables

Finance receivables are presented in the following table:

	June 29,	December 29,
(In millions)	2019	2018
Finance receivables	$802	$789
Allowance for losses	(26)	(29)
Total finance receivables, net	$776	$760

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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

	June 29,	December 29,
(Dollars in millions)	2019	2018
Performing	$732	$704
Watchlist	39	45
Nonaccrual	31	40
Nonaccrual as a percentage of finance receivables	3.87%	5.07%
Less than 31 days past due	$726	$719
31-60 days past due	64	56
61-90 days past due	3	5
Over 90 days past due	9	9
60+ days contractual delinquency as a percentage of finance receivables	1.50%	1.77%

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

	June 29,	December 29,
(In millions)	2019	2018
Finance receivables evaluated collectively	$669	$630
Finance receivables evaluated individually	31	58
Allowance for losses based on collective evaluation	24	24
Allowance for losses based on individual evaluation	2	5
Impaired finance receivables with no related allowance for losses	$23	$43
Impaired finance receivables with related allowance for losses	8	15
Unpaid principal balance of impaired finance receivables	41	67
Average recorded investment of impaired finance receivables	40	61

Note 4. Inventories

Inventories are composed of the following:

	June 29,	December 29,
(In millions)	2019	2018
Finished goods	$1,743	$1,662
Work in process	1,771	1,356
Raw materials and components	797	800
Total inventories	$4,311	$3,818

Note 5. Other Assets

On April 1, 2019, TRU Simulation + Training Inc., a business within our Textron Systems segment, contributed assets associated with its training business into FlightSafety Textron Aviation Training LLC, a company formed by FlightSafety International Inc. and TRU to provide training solutions for Textron Aviation’s commercial business and general aviation aircraft. We have a 30% interest in this newly formed company and our investment is accounted for under the equity method of accounting. We contributed assets with a carrying value of $69 million to the company, which primarily included property, plant and equipment. In addition, $71 million of the Textron Systems segment's goodwill was allocated to this transaction. In the second quarter of 2019, based on the fair value of our share of the business, we recorded a pre-tax net gain of $18 million, subject to post-closing adjustments, to cost of sales in our Consolidated Statements of Operations.

Note 6. Warranty Liability

Changes in our warranty liability are as follows:

	Six Months Ended
	June 29,	June 30,
(In millions)	2019	2018
Beginning of period	$149	$164
Provision	30	34
Settlements	(38)	(39)
Adjustments*	(5)	7
End of period	$136	$166

* Adjustments include changes to prior year estimates, new issues on prior year sales, business dispositions, acquisitions and currency translation adjustments.

Note 7. Leases

We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our leases have remaining lease terms up to 30 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. In the second quarter and first half of 2019, our operating lease cost totaled $16 million and $32 million, respectively. Our finance lease cost and our variable and short-term lease costs were not significant. In the first half of 2019, cash paid for operating lease liabilities totaled $32 million, which is classified in cash flows from operating activities.  Balance sheet and other information related to our leases is as follows:

June 29,
(Dollars in millions)	2019
Operating leases:
Other assets	$298
Other current liabilities	53
Other liabilities	247
Finance leases:
Property, plant and equipment, less accumulated amortization of $51 million	$116
Short-term and current portion of long-term debt	6
Long-term debt	77
Weighted-average remaining lease term (in years)
Finance leases	14.1
Operating leases	10.3
Weighted-average discount rate
Finance leases	2.73%
Operating leases	4.46%

Maturities of our lease liabilities at June 29, 2019 are as follows:

	Operating	Finance
(In millions)	Leases	Leases
2019	$34	$5
2020	57	9
2021	43	9
2022	37	9
2023	31	9
Thereafter	179	69
Total lease payments	381	110
Less: interest	(81)	(27)
Total lease liabilities	$300	$83

Note 8. Debt

Under our shelf registration statement, on May 7, 2019, we issued $300 million of fixed-rate notes due September 17, 2029 with an annual interest rate of 3.90%. The net proceeds of the issuance totaled $297 million, after deducting underwriting discounts, commissions and offering expenses.

On June 24, 2019, the Finance Group's $150 million fixed-rate loan due August 16, 2019 was amended. The maturity date of this loan was extended to June 23, 2022 and the annual interest rate was modified from 2.26% to 2.88%.

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At June 29, 2019 and December 29, 2018, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $395 million and $379 million, respectively.  At June 29, 2019, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $3 million liability.  At December 29, 2018, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $10 million liability.

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

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	June 29, 2019		December 29, 2018
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,301)	$(3,414)	$(2,996)	$(2,971)
Finance group
Finance receivables, excluding leases	589	615	582	584
Debt	(703)	(640)	(718)	(640)

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

Note 10. Shareholders’ Equity

A reconciliation of Shareholders’ equity is presented below:

					Accumulated
					Other	Total
	Common	Capital	Treasury	Retained	Comprehensive	Shareholders’
(In millions)	Stock	Surplus	Stock	Earnings	Loss	Equity
Three months ended June 29, 2019
Beginning of period	$30	$1,689	$(331)	$5,581	$(1,736)	$5,233
Net income	—	—	—	217	—	217
Other comprehensive income	—	—	—	—	21	21
Share-based compensation activity	—	28	—	—	—	28
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock	—	—	(159)	—	—	(159)
End of period	$30	$1,717	$(490)	$5,794	$(1,715)	$5,336
Three months ended June 30, 2018
Beginning of period	$33	$1,710	$(392)	$5,642	$(1,301)	$5,692
Net income	—	—	—	224	—	224
Other comprehensive (loss)	—	—	—	—	(42)	(42)
Share-based compensation activity	—	64	—	—	—	64
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(571)	—	—	(571)
End of period	$33	$1,774	$(963)	$5,861	$(1,343)	$5,362
Six months ended June 29, 2019
Beginning of period	$30	$1,646	$(129)	$5,407	$(1,762)	$5,192
Net income	—	—	—	396	—	396
Other comprehensive income	—	—	—	—	47	47
Share-based compensation activity	—	71	—	—	—	71
Dividends declared	—	—	—	(9)	—	(9)
Purchases of common stock	—	—	(361)	—	—	(361)
End of period	$30	$1,717	$(490)	$5,794	$(1,715)	$5,336
Six months ended June 30, 2018
Beginning of period	$33	$1,669	$(48)	$5,368	$(1,375)	$5,647
Adoption of ASC 606	—	—	—	90	—	90
Net income	—	—	—	413	—	413
Other comprehensive income	—	—	—	—	32	32
Share-based compensation activity	—	105	—	—	—	105
Dividends declared	—	—	—	(10)	—	(10)
Purchases of common stock	—	—	(915)	—	—	(915)
End of period	$33	$1,774	$(963)	$5,861	$(1,343)	$5,362

Dividends per share of common stock were $0.02 for both the second quarter of 2019 and 2018 and $0.04 for both the first half of 2019 and 2018.

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2019	2018	2019	2018
Basic weighted-average shares outstanding	232,013	253,904	233,426	257,200
Dilutive effect of stock options	1,532	3,273	1,567	3,262
Diluted weighted-average shares outstanding	233,545	257,177	234,993	260,462

Stock options to purchase 3.1 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for both the second quarter and first half of 2019, as their effect would have been anti-dilutive. Stock options to purchase 1.3 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for both the second quarter and first half of 2018, as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated other comprehensive loss are presented below:

	Pension and	Foreign	Deferred	Accumulated
	Postretirement	Currency	Gains (Losses)	Other
	Benefits	Translation	on Hedge	Comprehensive
(In millions)	Adjustments	Adjustments	Contracts	Loss
Balance at December 29, 2018	$(1,727)	$(32)	$(3)	$(1,762)
Other comprehensive income before reclassifications	—	4	4	8
Reclassified from Accumulated other comprehensive loss	41	—	(2)	39
Balance at June 29, 2019	$(1,686)	$(28)	$(1)	$(1,715)
Balance at December 30, 2017	$(1,396)	$11	$10	$(1,375)
Other comprehensive income before reclassifications	—	(27)	(2)	(29)
Reclassified from Accumulated other comprehensive loss	62	—	(1)	61
Balance at June 30, 2018	$(1,334)	$(16)	$7	$(1,343)

The before and after-tax components of Other comprehensive income (loss) are presented below:

	June 29, 2019			June 30, 2018
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$24	$(6)	$18	$39	$(9)	$30
Amortization of prior service cost*	3	(1)	2	2	(1)	1
Pension and postretirement benefits adjustments, net	27	(7)	20	41	(10)	31
Deferred gains (losses) on hedge contracts:
Current deferrals	2	(1)	1	(4)	1	(3)
Reclassification adjustments	(1)	—	(1)	(1)	—	(1)
Deferred gains (losses) on hedge contracts, net	1	(1)	—	(5)	1	(4)
Foreign currency translation adjustments	3	(2)	1	(66)	(3)	(69)
Total	$31	$(10)	$21	$(30)	$(12)	$(42)
Six Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$49	$(11)	$38	$77	$(18)	$59
Amortization of prior service cost*	4	(1)	3	4	(1)	3
Pension and postretirement benefits adjustments, net	53	(12)	41	81	(19)	62
Deferred gains (losses) on hedge contracts:
Current deferrals	6	(2)	4	(2)	—	(2)
Reclassification adjustments	(2)	—	(2)	(1)	—	(1)
Deferred gains (losses) on hedge contracts, net	4	(2)	2	(3)	—	(3)
Foreign currency translation adjustments	4	—	4	(26)	(1)	(27)
Total	$61	$(14)	$47	$52	$(20)	$32

*These components of other comprehensive income are included in the computation of net periodic pension cost.  See Note 14 of our 2018 Annual Report on Form 10-K for additional information.

Note 11. Segment Information

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

Our revenues by segment, along with a reconciliation of segment profit to income before income taxes, are included in the table below:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018
Revenues
Textron Aviation	$1,123	$1,276	$2,257	$2,286
Bell	771	831	1,510	1,583
Textron Systems	308	380	615	767
Industrial	1,009	1,222	1,921	2,353
Finance	16	17	33	33
Total revenues	$3,227	$3,726	$6,336	$7,022
Segment Profit
Textron Aviation	$105	$104	$211	$176
Bell	103	117	207	204
Textron Systems	49	40	77	90
Industrial	76	80	126	144
Finance	6	5	12	11
Segment profit	339	346	633	625
Corporate expenses and other, net	(24)	(51)	(71)	(78)
Interest expense, net for Manufacturing group	(36)	(35)	(71)	(69)
Income before income taxes	$279	$260	$491	$478

Note 12. Revenues

Disaggregation of Revenues

Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018
Aircraft	$733	$877	$1,499	$1,511
Aftermarket parts and services	390	399	758	775
Textron Aviation	1,123	1,276	2,257	2,286
Military aircraft and support programs	482	533	990	1,020
Commercial helicopters, parts and services	289	298	520	563
Bell	771	831	1,510	1,583
Unmanned systems	135	161	269	331
Marine and land systems	60	69	108	161
Simulation, training and other	113	150	238	275
Textron Systems	308	380	615	767
Fuel systems and functional components	592	627	1,186	1,282
Specialized vehicles	417	475	735	823
Tools and test equipment	—	120	—	248
Industrial	1,009	1,222	1,921	2,353
Finance	16	17	33	33
Total revenues	$3,227	$3,726	$6,336	$7,022

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended June 29, 2019
Customer type:
Commercial	$1,077	$279	$83	$1,004	$16	$2,459
U.S. Government	46	492	225	5	—	768
Total revenues	$1,123	$771	$308	$1,009	$16	$3,227
Geographic location:
United States	$736	$571	$249	$466	$7	$2,029
Europe	164	47	17	291	—	519
Asia and Australia	65	79	13	84	2	243
Other international	158	74	29	168	7	436
Total revenues	$1,123	$771	$308	$1,009	$16	$3,227
Three months ended June 30, 2018
Customer type:
Commercial	$1,191	$291	$107	$1,215	$17	$2,821
U.S. Government	85	540	273	7	—	905
Total revenues	$1,276	$831	$380	$1,222	$17	$3,726
Geographic location:
United States	$914	$543	$297	$590	$7	$2,351
Europe	128	50	23	372	2	575
Asia and Australia	64	150	28	100	2	344
Other international	170	88	32	160	6	456
Total revenues	$1,276	$831	$380	$1,222	$17	$3,726
Six months ended June 29, 2019
Customer type:
Commercial	$2,169	$509	$157	$1,909	$33	$4,777
U.S. Government	88	1,001	458	12	—	1,559
Total revenues	$2,257	$1,510	$615	$1,921	$33	$6,336
Geographic location:
United States	$1,525	$1,149	$506	$855	$15	$4,050
Europe	347	67	40	602	1	1,057
Asia and Australia	88	161	29	161	3	442
Other international	297	133	40	303	14	787
Total revenues	$2,257	$1,510	$615	$1,921	$33	$6,336
Six months ended June 30, 2018
Customer type:
Commercial	$2,164	$543	$234	$2,339	$33	$5,313
U.S. Government	122	1,040	533	14	—	1,709
Total revenues	$2,286	$1,583	$767	$2,353	$33	$7,022
Geographic location:
United States	$1,579	$1,052	$584	$1,086	$14	$4,315
Europe	274	77	35	755	3	1,144
Asia and Australia	145	277	56	192	4	674
Other international	288	177	92	320	12	889
Total revenues	$2,286	$1,583	$767	$2,353	$33	$7,022

Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts.  At June 29, 2019, we had $9.3 billion in remaining performance obligations of which we expect to recognize revenues of approximately 68% through 2020, an additional 26% through 2022, and the balance thereafter.

Contract Assets and Liabilities

Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period.  At June 29, 2019, contract assets and contract liabilities totaled $499 million and $897 million, respectively.  At December 29, 2018, contract assets and contract liabilities totaled $461 million and $974 million, respectively. During the second quarter and first half of 2019, we recognized revenues of $146 million and $457 million, respectively, that were included in the contract liability balance at December 29, 2018. We recognized revenues of $377 million and $699 million in the second quarter and first half of 2018 that were included in the contract liability balance at December 31, 2017.

Note 13.  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018
Pension Benefits
Service cost	$22	$27	$45	$53
Interest cost	81	76	163	153
Expected return on plan assets	(139)	(139)	(278)	(277)
Amortization of net actuarial loss	25	39	50	77
Amortization of prior service cost	4	3	7	7
Net periodic benefit cost (credit)	$(7)	$6	$(13)	$13
Postretirement Benefits Other Than Pensions
Service cost	$—	$—	$1	$1
Interest cost	3	3	5	5
Amortization of net actuarial loss	(1)	—	(1)	—
Amortization of prior service credit	(1)	(1)	(3)	(3)
Net periodic benefit cost	$1	$2	$2	$3

Note 14. Income Taxes

Our effective tax rate for the second quarter and first half of 2019 was 22.2% and 19.3%, respectively. In the first half of 2019, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to a $12 million benefit recognized for additional research credits related to prior years.

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

Our reserve for unrecognized tax benefits totaled $175 million and $141 million at June 29, 2019 and December 29, 2018, respectively. The increase in this reserve largely reflects a claim filed in the first quarter of 2019 for tax credits related to prior years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Revenues	$3,227	$3,726	(13)%	$6,336	$7,022	(10)%
Cost of sales	2,641	3,073	(14)%	5,218	5,802	(10)%
Selling and administrative expense	292	370	(21)%	599	697	(14)%
Gross margin percentage of Manufacturing revenues	17.8%	17.1%		17.2%	17.0%

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 20 to 24.

Revenues

Revenues decreased $499 million, 13%, in the second quarter of 2019, compared with the second quarter of 2018. The revenue decrease included the following factors:

●	Lower Industrial revenues of $213 million, primarily reflecting a $120 million impact from the disposition of the Tools and Test Equipment product line on July 2, 2018 and lower volume and mix of $80 million, primarily in the Specialized Vehicles product line.
●	Lower Textron Aviation revenues of $153 million, primarily due to lower volume and mix of $166 million, largely the result of lower commercial turboprop and defense volume.
●	Lower Textron Systems revenues of $72 million, largely due to lower volume of $38 million in the Simulation, Training and other product line and $26 million in the Unmanned Systems product line.
●	Lower Bell revenues of $60 million, primarily due to lower military volume.

Revenues decreased $686 million, 10%, in the first half of 2019, compared with the first half of 2018. The revenue decrease included the following factors:

●	Lower Industrial revenues of $432 million, primarily reflecting a $248 million impact from the disposition of the Tools and Test Equipment product line, lower volume and mix of $152 million and a $43 million impact from foreign exchange rate fluctuations.
●	Lower Textron Systems revenues of $152 million, largely reflecting lower volume of $62 million in the Unmanned Systems product line, $53 million in the Marine and Land Systems product line and $39 million in the Simulation, Training and other product line.
●	Lower Bell revenues of $73 million, reflecting lower commercial revenues of $43 million, largely due to lower aircraft deliveries, and lower military volume.
●	Lower Textron Aviation revenues of $29 million, reflecting lower volume and mix of $48 million, partially offset by higher pricing of $19 million.

Cost of Sales and Selling and Administrative Expense

Cost of sales decreased $432 million, 14%, and $584 million, 10%, in the second quarter and first half of 2019, respectively, compared with the corresponding periods in 2018, largely resulting from lower net volume described above and the disposition of the Tools and Test Equipment product line. Gross margin as a percentage of Manufacturing revenues increased 70 basis points and 20 basis points in the second quarter and first half of 2019, respectively. The gross margin percentage increase in the second quarter of 2019 was primarily due to improved margins at the Textron Systems and Textron Aviation segments, largely due to favorable performance as discussed in the Segment Analysis below.

Selling and administrative expense decreased $78 million, 21%, and $98 million, 14%, in the second quarter and first half of 2019, respectively, compared with the corresponding periods of 2018, reflecting the impact from the disposition of the Tools and Test Equipment product line. The decrease in the second quarter of 2019 also included lower share-based compensation expense.

Income Taxes

Our effective tax rate for the second quarter and first half of 2019 was 22.2% and 19.3%, respectively. In the first half of 2019, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to a $12 million benefit recognized for additional research credits related to prior years.

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

Backlog

Our backlog is summarized below:

	June 29,	December 29,
(In millions)	2019	2018
Bell	$6,007	$5,837
Textron Aviation	1,885	1,791
Textron Systems	1,365	1,469
Total backlog	$9,257	$9,097

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

Approximately 24% of our 2018 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program. For our segments that contract with the U.S. Government, changes in revenues related to these contracts are expressed in terms of volume. Revenues for our U.S. Government contracts are primarily recognized as costs are incurred. Changes in segment profit are typically expressed in terms of volume and mix and performance; these include cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees and other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance.

Textron Aviation

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in millions)	2019	2018	2019	2018
Revenues:
Aircraft	$733	$877	$1,499	$1,511
Aftermarket parts and services	390	399	758	775
Total revenues	1,123	1,276	2,257	2,286
Operating expenses	1,018	1,172	2,046	2,110
Segment profit	105	104	211	176
Profit margin	9.4%	8.2%	9.3%	7.7%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues for the periods:

	Q2 2019	YTD 2019
	versus	versus
(In millions)	Q2 2018	YTD 2018
Volume and mix	$(166)	$(48)
Pricing	13	19
Total change	$(153)	$(29)

Textron Aviation’s revenues decreased $153 million, 12%, in the second quarter of 2019, compared with the second quarter of  2018, primarily due to lower volume and mix of $166 million, largely the result of lower commercial turboprop and defense volume. We delivered 46 Citation jets and 34 commercial turboprops in the second quarter of 2019, compared with 48 Citation jets and 47 commercial turboprops in the second quarter of 2018.

Textron Aviation’s revenues decreased $29 million in the first half of 2019, compared with the first half of 2018, primarily due to lower volume and mix of $48 million, partially offset by favorable pricing of $19 million.  Volume and mix included lower defense and aftermarket volume of $80 million, partially offset by higher Citation jet volume of $65 million. We delivered 90 Citation jets and 78 commercial turboprops in the first half of 2019, compared with 84 Citation jets and 76 commercial turboprops in the first half of 2018.

Textron Aviation’s operating expenses decreased $154 million, 13%, and $64 million, 3% in the second quarter and first half of 2019, respectively, compared with the corresponding periods of 2018, largely due to the lower volume and mix described above and improved manufacturing performance.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

	Q2 2019	YTD 2019
	versus	versus
(In millions)	Q2 2018	YTD 2018
Performance	$34	$49
Volume and mix	(36)	(15)
Pricing, net of inflation	3	1
Total change	$1	$35

Segment profit at Textron Aviation was largely unchanged in the second quarter of 2019, compared with the second quarter of 2018, as a favorable impact of $34 million, reflecting improved manufacturing performance, was offset by the lower volume and mix described above.

In the first half of 2019, Textron Aviation’s segment profit increased $35 million, 20%, compared with the first half of 2018, primarily due to a favorable impact of $49 million, reflecting improved manufacturing performance, partially offset by the lower volume and mix described above.

Bell

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in millions)	2019	2018	2019	2018
Revenues:
Military aircraft and support programs	$482	$533	$990	$1,020
Commercial helicopters, parts and services	289	298	520	563
Total revenues	771	831	1,510	1,583
Operating expenses	668	714	1,303	1,379
Segment profit	103	117	207	204
Profit margin	13.4%	14.1%	13.7%	12.9%

Bell’s major U.S. Government programs currently are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

	Q2 2019	YTD 2019
	versus	versus
(In millions)	Q2 2018	YTD 2018
Volume and mix	$(65)	$(81)
Other	5	8
Total change	$(60)	$(73)

Bell’s revenues decreased $60 million, 7%, in the second quarter of 2019, compared with the second quarter of 2018, primarily due to lower military volume.  We delivered 53 commercial helicopters in the second quarter of 2019, compared with 57 commercial helicopters in the second quarter of 2018.

In the first half of 2019, Bell’s revenues decreased $73 million, 5%, compared with the first half of 2018, reflecting lower commercial revenues of $43 million, largely due to lower aircraft deliveries, and lower military volume. We delivered 83 commercial helicopters in the first half of 2019, compared with 103 commercial helicopters in the first half of 2018.

Bell’s operating expenses decreased $46 million, 6%, and $76 million, 6% in the second quarter and first half of 2019, respectively, compared with the corresponding periods of 2018, primarily due to the lower volume and mix described above and the improved commercial performance described below.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

	Q2 2019	YTD 2019
	versus	versus
(In millions)	Q2 2018	YTD 2018
Performance and other	$8	$35
Volume and mix	(22)	(32)
Total change	$(14)	$3

Bell’s segment profit decreased $14 million, 12%, in the second quarter of 2019, compared with the second quarter of 2018, primarily due to the impact of the lower volume described above.  Performance and other of $8 million reflected favorable commercial performance, which was partially offset by lower net favorable program adjustments.

In the first half of 2019, Bell’s segment profit increased $3 million, compared with the first half of 2018, as favorable performance and other of $35 million, primarily the result of commercial performance, was largely offset by the impact of the lower volume and mix described above.

Textron Systems

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in millions)	2019	2018	2019	2018
Revenues	$308	$380	$615	$767
Operating expenses	259	340	538	677
Segment profit	49	40	77	90
Profit margin	15.9%	10.5%	12.5%	11.7%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

	Q2 2019	YTD 2019
	versus	versus
(In millions)	Q2 2018	YTD 2018
Volume	$(73)	$(154)
Other	1	2
Total change	$(72)	$(152)

Revenues at Textron Systems decreased $72 million, 19%, in the second quarter of 2019, compared with the second quarter of 2018, largely due to lower volume of $38 million in the Simulation, Training and other product line, principally due to lower deliveries in the TRU Simulation + Training business, and lower volume of $26 million in the Unmanned Systems product line.

In the first half of 2019, revenues at Textron Systems decreased $152 million, 20%, compared with the first half of 2018, largely due to lower volume of $62 million in the Unmanned Systems product line, $53 million in the Marine and Land Systems product line, reflecting lower Tactical Armoured Patrol Vehicle program deliveries, and $39 million in the Simulation, Training and other product line, principally in the TRU Simulation + Training business.

Textron Systems’ operating expenses decreased $81 million, 24%, and $139 million, 21%, in the second quarter and first half of 2019, respectively, compared with the corresponding periods of 2018, primarily due to the lower volume described above and the $18 million gain discussed below.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

	Q2 2019	YTD 2019
	versus	versus
(In millions)	Q2 2018	YTD 2018
Volume and mix	$(2)	$(13)
Performance and other	11	—
Total change	$9	$(13)

Textron Systems’ segment profit increased $9 million, 23%, in the second quarter of 2019, compared with the second quarter of 2018, primarily due to an $11 million impact from performance and other, reflecting an $18 million gain recognized in the second quarter of 2019 related to our contribution of assets to a new training business we formed with FlightSafety International Inc., which is discussed in Note 5 to the Consolidated Financial Statements.

In the first half of 2019, Textron Systems’ segment profit decreased $13 million, 14%, compared with the first half of 2018, reflecting the impact from the lower volume described above.  Performance and other included the $18 million gain discussed above and lower net favorable program adjustments.

Industrial

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in millions)	2019	2018	2019	2018
Revenues:
Fuel systems and functional components	$592	$627	$1,186	$1,282
Specialized vehicles	417	475	735	823
Tools and test equipment	—	120	—	248
Total revenues	1,009	1,222	1,921	2,353
Operating expenses	933	1,142	1,795	2,209
Segment profit	76	80	126	144
Profit margin	7.5%	6.6%	6.6%	6.1%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

	Q2 2019	YTD 2019
	versus	versus
(In millions)	Q2 2018	YTD 2018
Disposition	$(120)	$(248)
Volume and mix	(80)	(152)
Foreign exchange	(18)	(43)
Other	5	11
Total change	$(213)	$(432)

Industrial segment revenues decreased $213 million, 17%, in the second quarter of 2019, compared with the second quarter of 2018, largely due to the impact of $120 million from the disposition of the Tools and Test Equipment product line and lower volume and mix of $80 million, primarily in the Specialized Vehicles product line.

In the first half of 2019, Industrial segment revenues decreased $432 million, 18%, compared with the first half of 2018, largely due to the impact of $248 million from the disposition of the Tools and Test Equipment product line, lower volume and mix of $152 million at the remaining product lines and an unfavorable impact of $43 million from foreign exchange rate fluctuations, primarily related to the Euro.

Operating expenses for the Industrial segment decreased $209 million, 18%, and $414 million, 19%, in the second quarter and first half of 2019, respectively, compared with the corresponding periods of 2018, primarily due to lower operating expenses from the disposition of our Tools and Test Equipment product line and the lower volume and mix described above.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

	Q2 2019	YTD 2019
	versus	versus
(In millions)	Q2 2018	YTD 2018
Performance and other	$31	$46
Volume and mix	(26)	(36)
Disposition	(7)	(22)
Foreign exchange	(2)	(6)
Total change	$(4)	$(18)

Segment profit for the Industrial segment decreased $4 million, 5%, and $18 million, 13%, in the second quarter and first half of 2019, respectively, compared with the corresponding periods of 2018, primarily due to the impact from the lower volume and mix described above of $26 million and $36 million, respectively, and the impact of the disposition of the Tools and Test Equipment product line of $7 million and $22 million, respectively.  These decreases were partially offset by favorable performance and other of $31 million and $46 million, respectively, primarily in the Specialized Vehicles product line.

Finance

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018
Revenues	$16	$17	$33	$33
Segment profit	6	5	12	11

Finance segment revenues and profit were largely unchanged in the second quarter and first half of 2019, respectively, compared with the corresponding periods of 2018. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

	June 29,	December 29,
(Dollars in millions)	2019	2018
Finance receivables	$802	$789
Nonaccrual finance receivables	31	40
Ratio of nonaccrual finance receivables to finance receivables	3.87%	5.07%
60+ days contractual delinquency	$12	$14
60+ days contractual delinquency as a percentage of finance receivables	1.50%	1.77%

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

Key information that is utilized in assessing our liquidity is summarized below:

	June 29,	December 29,
(Dollars in millions)	2019	2018
Manufacturing group
Cash and equivalents	$775	$987
Debt	3,367	3,066
Shareholders’ equity	5,336	5,192
Capital (debt plus shareholders’ equity)	8,703	8,258
Net debt (net of cash and equivalents) to capital	33%	29%
Debt to capital	39%	37%
Finance group
Cash and equivalents	$82	$120
Debt	703	718

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

Textron has a senior unsecured revolving credit facility that expires in September 2021 for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit.  At June 29, 2019, there were no amounts borrowed against the facility.

We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.  Under this registration statement, in May 2019, we issued $300 million of fixed-rate notes due September 2029 with an annual interest rate of 3.90%.

In June 2019, we amended the Finance Group’s $150 million fixed-rate loan due August 2019, extending the maturity date to June 2022 with a modified annual interest rate of 2.88%.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
	June 29,	June 30,
(In millions)	2019	2018
Operating activities	$(33)	$415
Investing activities	(127)	(51)
Financing activities	(55)	(882)

In the first half of 2019, net cash used in operating activities was $33 million, compared with net cash provided by operating activities of $415 million in the first half of 2018.  The change in cash flows between the periods was largely the result of working capital requirements, which primarily reflected an increase of $452 million in net cash used for inventory, principally at the Textron Aviation and Bell segments in support of future commercial aircraft sales.  We expect the working capital increase to reverse during the second half of the year resulting in positive cash flows from operating activities for the full year as we deliver higher volumes of commercial aircraft.

Investing cash flows included capital expenditures of $135 million and $159 million in the first half of 2019 and 2018, respectively, partially offset by net proceeds received from corporate-owned life insurance policies of $4 million and $98 million, respectively.

In the first half of 2019, cash flows used in financing activities primarily included $361 million of cash paid to repurchase an aggregate of 7.0 million shares of our outstanding common stock, partially offset by $297 million of net proceeds from the issuance of long-term debt.  Cash flows used in financing activities in the first half of 2018 primarily included $915 million of cash paid to repurchase an aggregate of 14.6 million shares of our outstanding common stock.

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
	June 29,	June 30,
(In millions)	2019	2018
Operating activities	$15	$5
Investing activities	31	73
Financing activities	(84)	(84)

The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $91 million and $112 million in the first half of 2019 and 2018, respectively, partially offset by finance receivable originations of $90 million and $61 million, respectively.  Financing activities in both the first half of 2019 and 2018 reflected dividend payments of $50 million to the Manufacturing group and payments on long-term and nonrecourse debt of $34 million.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
	June 29,	June 30,
(In millions)	2019	2018
Operating activities	$(60)	$398
Investing activities	(104)	(6)
Financing activities	(89)	(916)

In the first half of 2019, consolidated net cash flows used in operating activities was $60 million, compared with net cash provided  by operating activities of $398 million in the first half of 2018.  The change in cash flows between the periods was largely the result of working capital requirements, which primarily included an increase in net cash used for inventory of $427 million, principally at the Textron Aviation and Bell segments in support of future commercial aircraft sales.

Investing cash flows included capital expenditures of $135 million and $159 million in the first half of 2019 and 2018, respectively, partially offset by net proceeds received from corporate-owned life insurance policies of $4 million and $98 million, respectively. Cash flows used in financing activities in the first half of 2019 and 2018 included share repurchases of $361 million and $915 million, respectively.  Financing cash flows in the first half of 2019 also included $297 million of proceeds from the issuance of long-term debt.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
	June 29,	June 30,
(In millions)	2019	2018
Reclassification adjustments from investing activities:
Cash received from customers	$71	$87
Finance receivable originations for Manufacturing group inventory sales	(90)	(61)
Other	27	2
Total reclassification adjustments from investing activities	8	28
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(50)	(50)
Total reclassification adjustments to operating activities	$(42)	$(22)

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

Changes in our estimate of the total expected cost or in the transaction price for a contract typically impact our profit booking rate. We utilize the cumulative catch-up method of accounting to recognize the impact of these changes on our profit booking rate for a contract. Under this method, the inception-to-date impact of a profit adjustment on a contract is recognized in the period the adjustment is identified. The impact of our cumulative catch-up adjustments on revenues and segment profit recognized in prior periods is presented below:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018
Gross favorable	$46	$70	$99	$126
Gross unfavorable	(19)	(6)	(41)	(22)
Net adjustments	$27	$64	$58	$104

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2018 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:

●	Interruptions in the U.S. Government’s ability to fund its activities and/or pay its obligations;
●	Changing priorities or reductions in the U.S. Government defense budget, including those related to military operations in foreign countries;
●	Our ability to perform as anticipated and to control costs under contracts with the U.S. Government;
●	The U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, or, under certain circumstances, to withhold payment or suspend or debar us as a contractor eligible to receive future contract awards;
●	Changes in foreign military funding priorities or budget constraints and determinations, or changes in government regulations or policies on the export and import of military and commercial products;
●	Volatility in the global economy or changes in worldwide political conditions that adversely impact demand for our products;
●	Volatility in interest rates or foreign exchange rates;
●	Risks related to our international business, including establishing and maintaining facilities in locations around the world and relying on joint venture partners, subcontractors, suppliers, representatives, consultants and other business partners in connection with international business, including in emerging market countries;
●	Our Finance segment’s ability to maintain portfolio credit quality or to realize full value of receivables;
●	Performance issues with key suppliers or subcontractors;
●	Legislative or regulatory actions, both domestic and foreign, impacting our operations or demand for our products;
●	Our ability to control costs and successfully implement various cost-reduction activities;
●	The efficacy of research and development investments to develop new products or unanticipated expenses in connection with the launching of significant new products or programs;
●	The timing of our new product launches or certifications of our new aircraft products;
●	Our ability to keep pace with our competitors in the introduction of new products and upgrades with features and technologies desired by our customers;
●	Pension plan assumptions and future contributions;
●	Demand softness or volatility in the markets in which we do business;
●	Cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption;
●	Difficulty or unanticipated expenses in connection with integrating acquired businesses;
●	The risk that acquisitions do not perform as planned, including, for example, the risk that acquired businesses will not achieve revenues and profit projections; and
●	The impact of changes in tax legislation.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the fiscal quarter ended June 29, 2019. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2018 Annual Report on Form 10-K.

Item 4.   Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 29, 2019. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 29, 2019.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information about our second quarter 2019 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum
	Total	Average Price	Total Number of	Number of Shares
	Number of	Paid per Share	Shares Purchased as	that may yet be
	Shares	(excluding	part of Publicly	Purchased under
Period (shares in thousands)	Purchased *	commissions)	Announced Plan *	the Plan
March 31, 2019 – May 4, 2019	782	$57.69	782	12,528
May 5, 2019 – June 1, 2019	1,783	48.85	1,783	10,745
June 2, 2019 – June 29, 2019	555	47.97	555	10,190
Total	3,120	$50.91	3,120

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

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 24, 2019	/s/ Mark S. Bamford
Mark S. Bamford
Vice President and Corporate Controller
(principal accounting officer)