Form 10-Q
period 2019-09-28
TEXTRON INC
filed 2019-10-23
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

As of  October 11, 2019, there were 228,262,751 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended September 28, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions, except per share amounts)	2019	2018	2019	2018
Revenues
Manufacturing revenues	$3,245	$3,185	$9,548	$10,174
Finance revenues	14	15	47	48
Total revenues	3,259	3,200	9,595	10,222
Costs, expenses and other
Cost of sales	2,747	2,687	7,965	8,489
Selling and administrative expense	255	307	854	1,004
Interest expense	44	41	129	124
Non-service components of pension and post-retirement income, net	(28)	(19)	(85)	(57)
Gain on business disposition	—	(444)	—	(444)
Total costs, expenses and other	3,018	2,572	8,863	9,116
Income before income taxes	241	628	732	1,106
Income tax expense	21	65	116	130
Net income	$220	$563	$616	$976
Earnings per share
Basic	$0.96	$2.29	$2.65	$3.85
Diluted	$0.95	$2.26	$2.64	$3.80

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018
Net income	$220	$563	$616	$976
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits adjustments, net of reclassifications	20	38	61	100
Foreign currency translation adjustments, net of reclassifications	(34)	7	(30)	(20)
Deferred gains (losses) on hedge contracts, net of reclassifications	—	1	2	(2)
Other comprehensive income (loss)	(14)	46	33	78
Comprehensive income	$206	$609	$649	$1,054

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

	September 28,	December 29,
(Dollars in millions)	2019	2018
Assets
Manufacturing group
Cash and equivalents	$931	$987
Accounts receivable, net	1,018	1,024
Inventories	4,436	3,818
Other current assets	856	785
Total current assets	7,241	6,614
Property, plant and equipment, less accumulated depreciation and amortization of $4,371 and $4,203, respectively	2,497	2,615
Goodwill	2,142	2,218
Other assets	2,225	1,800
Total Manufacturing group assets	14,105	13,247
Finance group
Cash and equivalents	122	120
Finance receivables, net	730	760
Other assets	105	137
Total Finance group assets	957	1,017
Total assets	$15,062	$14,264
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$568	$258
Accounts payable	1,226	1,099
Other current liabilities	1,972	2,149
Total current liabilities	3,766	3,506
Other liabilities	2,130	1,932
Long-term debt	2,909	2,808
Total Manufacturing group liabilities	8,805	8,246
Finance group
Other liabilities	110	108
Debt	695	718
Total Finance group liabilities	805	826
Total liabilities	9,610	9,072
Shareholders’ equity
Common stock	30	30
Capital surplus	1,741	1,646
Treasury stock	(599)	(129)
Retained earnings	6,009	5,407
Accumulated other comprehensive loss	(1,729)	(1,762)
Total shareholders’ equity	5,452	5,192
Total liabilities and shareholders’ equity	$15,062	$14,264
Common shares outstanding (in thousands)	228,235	235,621

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 28, 2019 and September 29, 2018, respectively

	Consolidated
(In millions)	2019	2018
Cash flows from operating activities
Net income	$616	$976
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	302	322
Deferred income taxes	85	25
Gain on business disposition	—	(444)
Other, net	61	88
Changes in assets and liabilities:
Accounts receivable, net	(7)	56
Inventories	(652)	(190)
Other assets	27	(28)
Accounts payable	134	(68)
Other liabilities	(251)	(80)
Income taxes, net	(70)	44
Pension, net	(44)	(7)
Captive finance receivables, net	22	4
Other operating activities, net	2	(1)
Net cash provided by operating activities of continuing operations	225	697
Net cash used in operating activities of discontinued operations	(2)	(1)
Net cash provided by operating activities	223	696
Cash flows from investing activities
Capital expenditures	(216)	(233)
Net proceeds from corporate-owned life insurance policies	4	98
Net proceeds from business disposition	—	807
Finance receivables repaid	20	25
Other investing activities, net	9	37
Net cash provided by (used in) investing activities	(183)	734
Cash flows from financing activities
Increase in short-term debt	118	—
Proceeds from long-term debt	297	—
Principal payments on long-term debt and nonrecourse debt	(42)	(60)
Purchases of Textron common stock	(470)	(1,383)
Dividends paid	(9)	(15)
Other financing activities, net	18	68
Net cash used in financing activities	(88)	(1,390)
Effect of exchange rate changes on cash and equivalents	(6)	(9)
Net increase (decrease) in cash and equivalents	(54)	31
Cash and equivalents at beginning of period	1,107	1,262
Cash and equivalents at end of period	$1,053	$1,293

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Nine Months Ended September 28, 2019 and September 29, 2018, respectively

	Manufacturing Group		Finance Group
(In millions)	2019	2018	2019	2018
Cash flows from operating activities
Net income	$603	$959	$13	$17
Adjustments to reconcile net to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	297	316	5	6
Deferred income taxes	86	29	(1)	(4)
Gain on business disposition	—	(444)	—	—
Other, net	60	83	1	5
Changes in assets and liabilities:
Accounts receivable, net	(7)	56	—	—
Inventories	(679)	(186)	—	—
Other assets	28	(27)	(1)	(1)
Accounts payable	134	(68)	—	—
Other liabilities	(250)	(77)	(1)	(3)
Income taxes, net	(75)	51	5	(7)
Pension, net	(44)	(7)	—	—
Dividends received from Finance group	50	50	—	—
Other operating activities, net	2	(1)	—	—
Net cash provided by operating activities of continuing operations	205	734	21	13
Net cash used in operating activities of discontinued operations	(2)	(1)	—	—
Net cash provided by operating activities	203	733	21	13
Cash flows from investing activities
Capital expenditures	(216)	(233)	—	—
Net proceeds from corporate-owned life insurance policies	4	98	—	—
Net proceeds from business disposition	—	807	—	—
Finance receivables repaid	—	—	149	160
Finance receivables originated	—	—	(107)	(131)
Other investing activities, net	6	9	30	24
Net cash provided by (used in) investing activities	(206)	681	72	53
Cash flows from financing activities
Increase in short-term debt	118	—	—	—
Proceeds from long-term debt	297	—	—	—
Principal payments on long-term debt and nonrecourse debt	(1)	(4)	(41)	(56)
Purchases of Textron common stock	(470)	(1,383)	—	—
Dividends paid	(9)	(15)	(50)	(50)
Other financing activities, net	18	68	—	—
Net cash used in financing activities	(47)	(1,334)	(91)	(106)
Effect of exchange rate changes on cash and equivalents	(6)	(9)	—	—
Net increase (decrease) in cash and equivalents	(56)	71	2	(40)
Cash and equivalents at beginning of period	987	1,079	120	183
Cash and equivalents at end of period	$931	$1,150	$122	$143

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

In the third quarter of 2019 and 2018, our cumulative catch-up adjustments increased revenue and segment profit by $21 million and $63 million, respectively, and net income by $16 million and $48 million, respectively ($0.07 and $0.19 per diluted share, respectively). In the third quarter of 2019 and 2018, gross favorable adjustments totaled $41 million and $79 million, respectively, and the gross unfavorable adjustments totaled $20 million and $16 million, respectively.

In the first nine months of 2019 and 2018, our cumulative catch-up adjustments increased revenue and segment profit by $79 million and $167 million, respectively, and net income by $60 million and $127 million, respectively ($0.26 and $0.49 per diluted share, respectively).  In the first nine months of 2019 and 2018, gross favorable adjustments totaled $140 million and $205 million, respectively, and the gross unfavorable adjustments totaled $61 million and $38 million, respectively.

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses.  The new standard is effective for our company at the beginning of 2020.  Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date.  We are continuing to evaluate the impact of the standard on our consolidated financial statements and expect to complete our assessment in the fourth quarter of 2019. We do not expect the standard to have a material impact on our consolidated financial statements.

Note 3.  Business Disposition

On July 2, 2018, we completed the sale of the businesses that manufacture and sell the products in our Tools and Test Equipment product line within our Industrial segment to Emerson Electric Co. for net cash proceeds of $807 million. In the third quarter of 2018, we recorded an after-tax gain of $410 million, subject to post-closing adjustments.

Note 4.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

	September 28,	December 29,
(In millions)	2019	2018
Commercial	$916	$885
U.S. Government contracts	129	166
	1,045	1,051
Allowance for doubtful accounts	(27)	(27)
Total accounts receivable, net	$1,018	$1,024

Finance Receivables

Finance receivables are presented in the following table:

	September 28,	December 29,
(In millions)	2019	2018
Finance receivables	$755	$789
Allowance for losses	(25)	(29)
Total finance receivables, net	$730	$760

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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

	September 28,	December 29,
(Dollars in millions)	2019	2018
Performing	$691	$704
Watchlist	23	45
Nonaccrual	41	40
Nonaccrual as a percentage of finance receivables	5.43%	5.07%
Less than 31 days past due	$659	$719
31-60 days past due	60	56
61-90 days past due	12	5
Over 90 days past due	24	9
60+ days contractual delinquency as a percentage of finance receivables	4.77%	1.77%

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

	September 28,	December 29,
(In millions)	2019	2018
Finance receivables evaluated collectively	$611	$630
Finance receivables evaluated individually	41	58
Allowance for losses based on collective evaluation	22	24
Allowance for losses based on individual evaluation	3	5
Impaired finance receivables with no related allowance for losses	$21	$43
Impaired finance receivables with related allowance for losses	20	15
Unpaid principal balance of impaired finance receivables	51	67
Average recorded investment of impaired finance receivables	40	61

Note 5.  Inventories

Inventories are composed of the following:

	September 28,	December 29,
(In millions)	2019	2018
Finished goods	$1,738	$1,662
Work in process	1,880	1,356
Raw materials and components	818	800
Total inventories	$4,436	$3,818

Note 6.  Other Assets

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

Note 7.  Warranty Liability

Changes in our warranty liability are as follows:

	Nine Months Ended
	September 28,	September 29,
(In millions)	2019	2018
Beginning of period	$149	$164
Provision	45	50
Settlements	(56)	(60)
Adjustments*	(3)	1
End of period	$135	$155

* Adjustments include changes to prior year estimates, new issues on prior year sales, business dispositions, acquisitions and currency translation adjustments.

Note 8. Leases

We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our leases have remaining lease terms up to 30 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. In the third quarter and first nine months of 2019, our operating lease cost totaled $16 million and $48 million, respectively. Our finance lease cost and our variable and short-term lease costs were not significant. In the first nine months of 2019, cash paid for operating lease liabilities totaled $48 million, which is classified in cash flows from operating activities.  Balance sheet and other information related to our leases is as follows:

September 28,
(Dollars in millions)	2019
Operating leases:
Other assets	$282
Other current liabilities	50
Other liabilities	235
Finance leases:
Property, plant and equipment, less accumulated amortization of $53 million	$114
Short-term and current portion of long-term debt	6
Long-term debt	75
Weighted-average remaining lease term (in years)
Finance leases	14.0
Operating leases	10.3
Weighted-average discount rate
Finance leases	2.75%
Operating leases	4.45%

Maturities of our lease liabilities at September 28, 2019 are as follows:

	Operating	Finance
(In millions)	Leases	Leases
2019	$18	$3
2020	56	9
2021	43	9
2022	36	9
2023	31	9
Thereafter	178	69
Total lease payments	362	108
Less: interest	(77)	(27)
Total lease liabilities	$285	$81

Note 9.  Debt

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At September 28, 2019 and December 29, 2018, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $366 million and $379 million, respectively.  At September 28, 2019, the fair value amounts of our foreign currency exchange contracts were a $3 million asset and a $5 million liability.  At December 29, 2018, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $10 million liability.

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

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	September 28, 2019		December 29, 2018
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,411)	$(3,550)	$(2,996)	$(2,971)
Finance group
Finance receivables, excluding leases	544	571	582	584
Debt	(695)	(626)	(718)	(640)

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

Note 11. Shareholders’ Equity

A reconciliation of Shareholder’s equity is presented below:

					Accumulated
					Other	Total
	Common	Capital	Treasury	Retained	Comprehensive	Shareholders’
(In millions)	Stock	Surplus	Stock	Earnings	Loss	Equity
Three months ended September 28, 2019
Beginning of period	$30	$1,717	$(490)	$5,794	$(1,715)	$5,336
Net income	—	—	—	220	—	220
Other comprehensive income	—	—	—	—	(14)	(14)
Share-based compensation activity	—	24	—	—	—	24
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(109)	—	—	(109)
End of period	$30	$1,741	$(599)	$6,009	$(1,729)	$5,452
Three months ended September 29, 2018
Beginning of period	$33	$1,774	$(963)	$5,861	$(1,343)	$5,362
Net income	—	—	—	563	—	563
Other comprehensive income	—	—	—	—	46	46
Share-based compensation activity	—	45	—	—	—	45
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(468)	—	—	(468)
End of period	$33	$1,819	$(1,431)	$6,419	$(1,297)	$5,543
Nine months ended September 28, 2019
Beginning of period	$30	$1,646	$(129)	$5,407	$(1,762)	$5,192
Net income	—	—	—	616	—	616
Other comprehensive income	—	—	—	—	33	33
Share-based compensation activity	—	95	—	—	—	95
Dividends declared	—	—	—	(14)	—	(14)
Purchases of common stock	—	—	(470)	—	—	(470)
End of period	$30	$1,741	$(599)	$6,009	$(1,729)	$5,452
Nine months ended September 29, 2018
Beginning of period	$33	$1,669	$(48)	$5,368	$(1,375)	$5,647
Adoption of ASC 606	—	—	—	90	—	90
Net income	—	—	—	976	—	976
Other comprehensive income	—	—	—	—	78	78
Share-based compensation activity	—	150	—	—	—	150
Dividends declared	—	—	—	(15)	—	(15)
Purchases of common stock	—	—	(1,383)	—	—	(1,383)
End of period	$33	$1,819	$(1,431)	$6,419	$(1,297)	$5,543

Dividends per share of common stock were $0.02 for both the third quarter of 2019 and 2018 and $0.06 for both the first nine months of 2019 and 2018.

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands)	2019	2018	2019	2018
Basic weighted-average shares outstanding	229,755	246,136	232,202	253,512
Dilutive effect of stock options	1,342	3,242	1,487	3,268
Diluted weighted-average shares outstanding	231,097	249,378	233,689	256,780

Stock options to purchase 4.3 million and 3.1 million shares of common stock are excluded from the calculation of diluted weighted-average shares outstanding for the third quarter and first nine months of 2019, respectively, as their effect would have been anti-dilutive.  For the three and nine months ended September 29, 2018, there were no stock options excluded from the calculation of diluted weighted-average shares outstanding.

Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive loss are presented below:

	Pension and	Foreign	Deferred	Accumulated
	Postretirement	Currency	Gains (Losses)	Other
	Benefits	Translation	on Hedge	Comprehensive
(In millions)	Adjustments	Adjustments	Contracts	Loss
Balance at December 29, 2018	$(1,727)	$(32)	$(3)	$(1,762)
Other comprehensive income before reclassifications	—	(30)	4	(26)
Reclassified from Accumulated other comprehensive loss	61	—	(2)	59
Balance at September 28, 2019	$(1,666)	$(62)	$(1)	$(1,729)
Balance at December 30, 2017	$(1,396)	$11	$10	$(1,375)
Other comprehensive income before reclassifications	—	(26)	—	(26)
Reclassified from Accumulated other comprehensive loss	100	6	(2)	104
Balance at September 29, 2018	$(1,296)	$(9)	$8	$(1,297)

The before and after-tax components of Other comprehensive income (loss) are presented below:

	September 28, 2019			September 29, 2018
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$25	$(6)	$19	$38	$(9)	$29
Amortization of prior service cost*	1	—	1	2	—	2
Business disposition	—	—	—	7	—	7
Pension and postretirement benefits adjustments, net	26	(6)	20	47	(9)	38
Deferred gains on hedge contracts:
Current deferrals	—	—	—	3	(1)	2
Reclassification adjustments	—	—	—	(2)	1	(1)
Deferred gains on hedge contracts, net	—	—	—	1	—	1
Foreign currency translation adjustments:
Foreign currency translation adjustments	(33)	(1)	(34)	1	—	1
Business disposition	—	—	—	6	—	6
Foreign currency translation adjustments, net	(33)	(1)	(34)	7	—	7
Total	$(7)	$(7)	$(14)	$55	$(9)	$46
Nine Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$74	$(17)	$57	$115	$(27)	$88
Amortization of prior service cost*	5	(1)	4	6	(1)	5
Business disposition	—	—	—	7	—	7
Pension and postretirement benefits adjustments, net	79	(18)	61	128	(28)	100
Deferred gains (losses) on hedge contracts:
Current deferrals	6	(2)	4	1	(1)	—
Reclassification adjustments	(2)	—	(2)	(3)	1	(2)
Deferred gains (losses) on hedge contracts, net	4	(2)	2	(2)	—	(2)
Foreign currency translation adjustments:
Foreign currency translation adjustments	(29)	(1)	(30)	(25)	(1)	(26)
Business disposition	—	—	—	6	—	6
Foreign currency translation adjustments, net	(29)	(1)	(30)	(19)	(1)	(20)
Total	$54	$(21)	$33	$107	$(29)	$78

*These components of other comprehensive income (loss) are included in the computation of net periodic pension cost.  See Note 14 of our 2018 Annual Report on Form 10-K for additional information.

Note 12. Segment Information

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance. On July 2, 2018, we sold our Tools and Test Equipment businesses that were previously included in the Industrial segment as discussed in Note 3. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gains/losses on major business dispositions and special charges. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.

Our revenues by segment, along with a reconciliation of segment profit to income before income taxes, are included in the table below:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018
Revenues
Textron Aviation	$1,201	$1,133	$3,458	$3,419
Bell	783	770	2,293	2,353
Textron Systems	311	352	926	1,119
Industrial	950	930	2,871	3,283
Finance	14	15	47	48
Total revenues	$3,259	$3,200	$9,595	$10,222
Segment Profit
Textron Aviation	$104	$99	$315	$275
Bell	110	113	317	317
Textron Systems	31	29	108	119
Industrial	47	1	173	145
Finance	5	3	17	14
Segment profit	297	245	930	870
Corporate expenses and other, net	(17)	(29)	(88)	(107)
Interest expense, net for Manufacturing group	(39)	(32)	(110)	(101)
Gain on business disposition	—	444	—	444
Income before income taxes	$241	$628	$732	$1,106

Note 13. Revenues

Disaggregation of Revenues

Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018
Aircraft	$797	$756	$2,296	$2,267
Aftermarket parts and services	404	377	1,162	1,152
Textron Aviation	1,201	1,133	3,458	3,419
Military aircraft and support programs	473	505	1,463	1,525
Commercial helicopters, parts and services	310	265	830	828
Bell	783	770	2,293	2,353
Unmanned systems	147	154	416	485
Marine and land systems	47	87	155	248
Simulation, training and other	117	111	355	386
Textron Systems	311	352	926	1,119
Fuel systems and functional components	521	522	1,707	1,804
Specialized vehicles	429	408	1,164	1,231
Tools and test equipment	—	—	—	248
Industrial	950	930	2,871	3,283
Finance	14	15	47	48
Total revenues	$3,259	$3,200	$9,595	$10,222

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended September 28, 2019
Customer type:
Commercial	$1,153	$306	$73	$947	$14	$2,493
U.S. Government	48	477	238	3	—	766
Total revenues	$1,201	$783	$311	$950	$14	$3,259
Geographic location:
United States	$836	$583	$247	$454	$8	$2,128
Europe	154	41	11	236	1	443
Asia and Australia	80	68	37	93	—	278
Other international	131	91	16	167	5	410
Total revenues	$1,201	$783	$311	$950	$14	$3,259
Three months ended September 29, 2018
Customer type:
Commercial	$1,081	$258	$92	$923	$15	$2,369
U.S. Government	52	512	260	7	—	831
Total revenues	$1,133	$770	$352	$930	$15	$3,200
Geographic location:
United States	$740	$392	$293	$435	$4	$1,864
Europe	173	54	14	261	1	503
Asia and Australia	70	214	10	81	1	376
Other international	150	110	35	153	9	457
Total revenues	$1,133	$770	$352	$930	$15	$3,200
Nine Months Ended September 28, 2019
Customer type:
Commercial	$3,322	$815	$230	$2,856	$47	$7,270
U.S. Government	136	1,478	696	15	—	2,325
Total revenues	$3,458	$2,293	$926	$2,871	$47	$9,595
Geographic location:
United States	$2,361	$1,732	$753	$1,309	$23	$6,178
Europe	501	108	51	838	2	1,500
Asia and Australia	168	229	66	254	3	720
Other international	428	224	56	470	19	1,197
Total revenues	$3,458	$2,293	$926	$2,871	$47	$9,595
Nine Months Ended September 29, 2018
Customer type:
Commercial	$3,245	$801	$326	$3,262	$48	$7,682
U.S. Government	174	1,552	793	21	—	2,540
Total revenues	$3,419	$2,353	$1,119	$3,283	$48	$10,222
Geographic location:
United States	$2,319	$1,444	$877	$1,521	$18	$6,179
Europe	447	131	49	1,016	4	1,647
Asia and Australia	215	491	66	273	5	1,050
Other international	438	287	127	473	21	1,346
Total revenues	$3,419	$2,353	$1,119	$3,283	$48	$10,222

Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts.  At September 28, 2019, we had $8.8 billion in remaining performance obligations of which we expect to recognize revenues of approximately 64% through 2020, an additional 29% through 2022, and the balance thereafter.

Contract Assets and Liabilities

Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period.  At September 28, 2019, contract assets and contract liabilities totaled $471 million and $945 million, respectively.  At December 29, 2018, contract assets and contract liabilities totaled $461 million and $974 million, respectively. During the third quarter and first nine months of 2019, we recognized revenues of $54 million and $511 million, respectively, that were included in the contract liability balance at December 29, 2018. We recognized revenues of $56 million and $755 million in the third quarter and first nine months of 2018 that were included in the contract liability balance at December 31, 2017.

Note 14.  Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018
Pension Benefits
Service cost	$23	$26	$68	$79
Interest cost	82	77	245	230
Expected return on plan assets	(139)	(138)	(417)	(415)
Amortization of net actuarial loss	26	38	76	115
Amortization of prior service cost	3	4	10	11
Net periodic benefit cost (credit)	$(5)	$7	$(18)	$20
Postretirement Benefits Other Than Pensions
Service cost	$1	$1	$2	$2
Interest cost	3	2	8	7
Amortization of net actuarial gain	(1)	—	(2)	—
Amortization of prior service credit	(2)	(2)	(5)	(5)
Net periodic benefit cost	$1	$1	$3	$4

Note 15. Income Taxes

Our effective tax rate for the third quarter and first nine months of 2019 was 8.7% and 15.8%, respectively. In the third quarter and first nine months of 2019, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to $41 million and $53 million, respectively, in benefits recognized for additional research credits related to prior years.

For the third quarter and first nine months of 2018, our effective tax rate was 10.4% and 11.8%, respectively. The effective tax rate was lower than the U.S. federal statutory tax rate of 21% for these periods, primarily due to the disposition of the Tools and Test equipment product line which resulted in a gain taxable primarily in a non-U.S. jurisdiction that partially exempts such gains from tax. The effective tax rate for the first nine months of 2018 also reflects a $25 million benefit recognized upon the reassessment of our reserve for uncertain tax positions based on new information, including interactions with the tax authorities and recent audit settlements.

Our reserve for unrecognized tax benefits totaled $214 million and $141 million at September 28, 2019 and December 29, 2018, respectively. The increase in this reserve largely reflects the completion of a research and development tax credit analysis for tax credits related to prior years.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Revenues	$3,259	$3,200	2%	$9,595	$10,222	(6)%
Cost of sales	2,747	2,687	2%	7,965	8,489	(6)%
Selling and administrative expense	255	307	(17)%	854	1,004	(15)%
Gross margin percentage of Manufacturing revenues	15.3%	15.6%		16.6%	16.6%

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 20 to 25.

Revenues

Revenues increased $59 million, 2%, in the third quarter of 2019, compared with the third quarter of 2018.  The revenue increase included the following factors:

●	Higher Textron Aviation revenues of $68 million, primarily due to higher Citation jet volume of $61 million and aftermarket volume of $23 million, partially offset by lower defense volume of $41 million.
●	Higher Industrial revenues of $20 million, primarily due to a favorable impact of $31 million from pricing, primarily in the Specialized Vehicles product line, partially offset by an unfavorable impact of $17 million from foreign exchange rate fluctuations.
●	Higher Bell revenues of $13 million, resulting from higher commercial revenues of $45 million, reflecting the mix of aircraft sold in the period, partially offset by lower military volume.
●	Lower Textron Systems revenues of $41 million, largely due to lower volume of $40 million in the Marine and Land Systems product line.

Revenues decreased $627 million, 6%, in the first nine months of 2019, compared with the first nine months of 2018.  The revenue decrease included the following factors:

●	Lower Industrial revenues of $412 million, primarily reflecting a $248 million impact from the disposition of the Tools and Test Equipment product line and lower volume and mix of $146 million at the remaining product lines.
●	Lower Textron Systems revenues of $193 million, largely reflecting lower volume of $93 million in the Marine and Land Systems product line, $69 million in the Unmanned Systems product line and $34 million in the Simulation, Training and other product line.
●	Lower Bell revenues of $60 million, largely due to lower military volume.
●	Higher Textron Aviation revenues of $39 million, reflecting higher volume and mix of $20 million and a favorable impact from pricing of $19 million.

Cost of Sales and Selling and Administrative Expense

Cost of sales increased $60 million, 2%, in the third quarter of 2019, compared with the corresponding period in 2018, largely resulting from higher net volume described above and an unfavorable impact of $27 million from inflation. Cost of sales decreased $524 million, 6%, in the first nine months of 2019, compared with the corresponding period in 2018, largely resulting from lower net volume described above, the impact from the disposition of the Tools and Test Equipment product line and improved performance.

Selling and administrative expense decreased $52 million, 17%, in the third quarter 2019, compared with the third quarter of 2018, primarily due to lower incentive compensation expense. In the first nine months of 2019, selling and administrative expense decreased $150 million, 15%, compared to the first nine months of 2018, primarily reflecting the disposition of the Tools and Test Equipment product line and lower incentive compensation expense.

Gain on Business Disposition

On July 2, 2018, we completed the sale of the businesses that manufacture and sell the products in our Tools and Test Equipment product line within our Industrial segment.  We recorded an after-tax gain of $410 million in the third quarter of 2018.

Income Taxes

Our effective tax rate for the third quarter and first nine months of 2019 was 8.7% and 15.8%, respectively. In the third quarter and first nine months of 2019, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to $41 million and $53 million, respectively, in benefits recognized for additional research credits related to prior years.

For the third quarter and first nine months of 2018, our effective tax rate was 10.4% and 11.8%, respectively. The effective tax rate was lower than the U.S. federal statutory tax rate of 21% for these periods, primarily due to the disposition of the Tools and Test equipment product line which resulted in a gain taxable primarily in a non-U.S. jurisdiction that partially exempts such gains from tax. The effective tax rate for the first nine months of 2018 also reflects a $25 million benefit recognized upon the reassessment of our reserve for uncertain tax positions based on new information, including interactions with the tax authorities and recent audit settlements.

Backlog

Our backlog is summarized below:

	September 28,	December 29,
(In millions)	2019	2018
Bell	$5,568	$5,837
Textron Aviation	1,890	1,791
Textron Systems	1,370	1,469
Total backlog	$8,828	$9,097

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

Textron Aviation

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Dollars in millions)	2019	2018	2019	2018
Revenues:
Aircraft	$797	$756	$2,296	$2,267
Aftermarket parts and services	404	377	1,162	1,152
Total revenues	1,201	1,133	3,458	3,419
Operating expenses	1,097	1,034	3,143	3,144
Segment profit	104	99	315	275
Profit margin	8.7%	8.7%	9.1%	8.0%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues for the periods:

	Q3 2019	YTD 2019
	versus	versus
(In millions)	Q3 2018	YTD 2018
Volume and mix	$68	$20
Pricing	—	19
Total change	$68	$39

Textron Aviation’s revenues increased $68 million, 6%, in the third quarter of 2019, compared with the third quarter of 2018, due to higher volume and mix, largely the result of higher Citation jet volume of $61 million and aftermarket volume of $23 million, partially offset by lower defense volume of $41 million. We delivered 45 Citation jets and 39 commercial turboprops in the third quarter of 2019, compared with 41 Citation jets and 43 commercial turboprops in the third quarter of 2018.

Textron Aviation’s revenues increased $39 million in the first nine months of 2019, compared with the first nine months of 2018,  due to higher volume and mix of $20 million and favorable pricing of $19 million. Volume and mix included higher Citation jet volume of $126 million, partially offset by lower defense volume. We delivered 135 Citation jets and 117 commercial turboprops in the first nine months of 2019, compared with 125 Citation jets and 119 commercial turboprops in the first nine months of 2018.

Textron Aviation’s operating expenses increased $63 million, 6%, in the third quarter, compared with the corresponding period of 2018, largely due to higher volume and mix described above. Operating expenses were unchanged for the first nine months of 2019, compared with the first nine months of 2018, as improved manufacturing performance was offset by an unfavorable impact from inflation and higher volume and mix described above.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

	Q3 2019	YTD 2019
	versus	versus
(In millions)	Q3 2018	YTD 2018
Performance	$4	$53
Volume and mix	15	—
Inflation, net of pricing	(14)	(13)
Total change	$5	$40

Segment profit at Textron Aviation increased $5 million, 5%, in the third quarter of 2019, compared with the third quarter of 2018, reflecting the impact from higher volume and mix of $15 million described above and a favorable impact of $4 million from performance, partially offset by an unfavorable impact of $14 million from inflation, net of pricing.

In the first nine months of 2019, Textron Aviation’s segment profit increased $40 million, 15%, compared with the first nine months of 2018, due to a favorable impact of $53 million, reflecting improved manufacturing performance, partially offset by an unfavorable impact of $13 million from inflation, net of pricing.

Bell

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Dollars in millions)	2019	2018	2019	2018
Revenues:
Military aircraft and support programs	$473	$505	$1,463	$1,525
Commercial helicopters, parts and services	310	265	830	828
Total revenues	783	770	2,293	2,353
Operating expenses	673	657	1,976	2,036
Segment profit	110	113	317	317
Profit margin	14.0%	14.7%	13.8%	13.5%

Bell’s major U.S. Government programs currently are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

	Q3 2019	YTD 2019
	versus	versus
(In millions)	Q3 2018	YTD 2018
Volume and mix	$9	$(72)
Other	4	12
Total change	$13	$(60)

Bell’s revenues increased $13 million, 2%, in the third quarter of 2019, compared with the third quarter of 2018, as higher commercial revenues of $45 million were partially offset by lower military volume.  The increase in commercial revenues primarily reflected the mix of aircraft sold in the period as we delivered 42 commercial helicopters in the third quarter of 2019, compared with 43 commercial helicopters in the third quarter of 2018.

In the first nine months of 2019, Bell’s revenues decreased $60 million, 3%, compared with the first nine months of 2018, primarily due to lower military volume. We delivered 125 commercial helicopters in the first nine months of 2019, compared with 146 commercial helicopters in the first nine months of 2018.

Bell’s operating expenses increased $16 million, 2%, in the third quarter of 2019, compared with the third quarter of 2018, primarily due to unfavorable performance described below. Operating expenses decreased $60 million, 3%, in first nine months of 2019, compared with the first nine months of 2018, primarily due to lower volume and mix described above and improved commercial performance.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

	Q3 2019	YTD 2019
	versus	versus
(In millions)	Q3 2018	YTD 2018
Performance and other	$(10)	$25
Volume and mix	7	(25)
Total change	$(3)	$—

Bell’s segment profit decreased $3 million, 3%, in the third quarter of 2019, compared with the third quarter of 2018, as unfavorable performance and other of $10 million was partially offset by the impact of higher volume and mix.  Performance and other reflected lower net favorable program adjustments, partially offset by $13 million of lower selling and administrative and research and development costs.

In the first nine months of 2019, Bell’s segment profit was unchanged, compared with the first nine months of 2018, as favorable performance and other of $25 million, was offset by the impact of lower volume and mix described above. Favorable performance included improved commercial performance, partially offset by lower net favorable program adjustments.

Textron Systems

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Dollars in millions)	2019	2018	2019	2018
Revenues	$311	$352	$926	$1,119
Operating expenses	280	323	818	1,000
Segment profit	31	29	108	119
Profit margin	10.0%	8.2%	11.7%	10.6%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

	Q3 2019	YTD 2019
	versus	versus
(In millions)	Q3 2018	YTD 2018
Volume	$(42)	$(196)
Other	1	3
Total change	$(41)	$(193)

Revenues at Textron Systems decreased $41 million, 12%, in the third quarter of 2019, compared with the third quarter of 2018, largely due to lower volume of $40 million in the Marine and Land Systems product line reflecting lower armored vehicle deliveries.

In the first nine months of 2019, revenues at Textron Systems decreased $193 million, 17%, compared with the first nine months of 2018, largely due to lower volume of $93 million in the Marine and Land Systems product line, reflecting lower Tactical Armoured Patrol Vehicle program deliveries, $69 million in the Unmanned Systems product line and $34 million in the Simulation, Training and other product line, principally in the TRU Simulation + Training business.

Textron Systems’ operating expenses decreased $43 million, 13%, and $182 million, 18%, in the third quarter and first nine months of 2019, respectively, compared with the corresponding periods of 2018, primarily due to lower volume described above. The decrease in the first nine months of 2019 also included a favorable impact from the $18 million gain discussed below.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

	Q3 2019	YTD 2019
	versus	versus
(In millions)	Q3 2018	YTD 2018
Volume and mix	$(4)	$(17)
Performance and other	6	6
Total change	$2	$(11)

Textron Systems’ segment profit increased $2 million, 7%, in the third quarter of 2019, compared with the third quarter of 2018. In the first nine months of 2019, Textron Systems’ segment profit decreased $11 million, 9%, compared with the first nine months of 2018, primarily reflecting the impact from lower volume described above.  Performance and other included an $18 million gain recognized in the second quarter of 2019 related to our contribution of assets to a new training business we formed with FlightSafety International Inc., discussed in Note 6 to the Consolidated Financial Statements and lower net favorable program adjustments.

Industrial

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Dollars in millions)	2019	2018	2019	2018
Revenues:
Fuel systems and functional components	$521	$522	$1,707	$1,804
Specialized vehicles	429	408	1,164	1,231
Tools and test equipment	—	—	—	248
Total revenues	950	930	2,871	3,283
Operating expenses	903	929	2,698	3,138
Segment profit	47	1	173	145
Profit margin	4.9%	0.1%	6.0%	4.4%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

	Q3 2019	YTD 2019
	versus	versus
(In millions)	Q3 2018	YTD 2018
Disposition	$—	$(248)
Volume and mix	6	(146)
Foreign exchange	(17)	(60)
Pricing	31	42
Total change	$20	$(412)

Industrial segment revenues increased $20 million, 2%, in the third quarter of 2019, compared with the third quarter of 2018, primarily due to a favorable impact of $31 million from pricing, largely in the Specialized Vehicles product line, partially offset by an unfavorable impact of $17 million from foreign exchange rate fluctuations.

In the first nine months of 2019, Industrial segment revenues decreased $412 million, 13%, compared with the first nine months of 2018, largely due to the impact of $248 million from the disposition of the Tools and Test Equipment product line and lower volume and mix of $146 million at the remaining product lines.

Operating expenses for the Industrial segment decreased $26 million, 3%, in the third quarter of 2019, compared the third quarter of 2018, primarily due to improved performance described below and a favorable impact from foreign exchange rate fluctuations. For the first nine months of 2019, operating expenses decreased $440 million, 14%, compared with the first nine months of 2018, primarily due to lower operating expenses of $226 million from the disposition of our Tools and Test Equipment product line, lower volume and mix described above and improved performance described below.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

	Q3 2019	YTD 2019
	versus	versus
(In millions)	Q3 2018	YTD 2018
Performance	$31	$82
Volume and mix	(4)	(40)
Disposition	—	(22)
Pricing, net of inflation	21	16
Foreign exchange	(2)	(8)
Total change	$46	$28

Segment profit for the Industrial segment increased $46 million, in the third quarter of 2019, compared with the third quarter of 2018, primarily due to favorable performance of $31 million and pricing, net of inflation of $21 million, principally in the Specialized Vehicles product line.

Segment profit for the Industrial segment increased $28 million, 19%, in the first nine months of 2019, compared with the first nine months of 2018, primarily due to favorable performance of $82 million, principally in the Specialized Vehicles product line, partially offset by the impact from lower volume and mix described above and an impact of $22 million from disposition of the Tools and Test Equipment product line.

Finance

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018
Revenues	$14	$15	$47	$48
Segment profit	5	3	17	14

Finance segment revenues and profit were largely unchanged in the third quarter and first nine months of 2019, respectively, compared with the corresponding periods of 2018. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

	September 28,	December 29,
(Dollars in millions)	2019	2018
Finance receivables	$755	$789
Nonaccrual finance receivables	41	40
Ratio of nonaccrual finance receivables to finance receivables	5.43%	5.07%
60+ days contractual delinquency	$36	$14
60+ days contractual delinquency as a percentage of finance receivables	4.77%	1.77%

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

Key information that is utilized in assessing our liquidity is summarized below:

	September 28,	December 29,
(Dollars in millions)	2019	2018
Manufacturing group
Cash and equivalents	$931	$987
Debt	3,477	3,066
Shareholders’ equity	5,452	5,192
Capital (debt plus shareholders’ equity)	8,929	8,258
Net debt (net of cash and equivalents) to capital	32%	29%
Debt to capital	39%	37%
Finance group
Cash and equivalents	$122	$120
Debt	695	718

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

On October 18, 2019, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. Textron may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment.  The facility expires in October 2024, subject to up to two one-year extensions, at Textron’s option with the consent of lenders representing a majority of the commitments under the facility. This new facility replaces the existing 5-year facility, which was scheduled to expire in September 2021.  At September 28, 2019, there were no amounts borrowed against the existing facility.

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

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
	September 28,	September 29,
(In millions)	2019	2018
Operating activities	$205	$734
Investing activities	(206)	681
Financing activities	(47)	(1,334)

In the first nine months of 2019, cash flows from operating activities was $205 million, compared with $734 million in the first nine months of 2018. The decrease in cash flows between the periods was largely the result of working capital requirements, which primarily reflected an increase of $493 million in net cash used for inventory, principally at the Textron Aviation segment in support of future commercial aircraft sales.

In the first nine months of 2019 and 2018, investing cash flows included capital expenditures of $216 million and $233 million, respectively, partially offset by net proceeds received from corporate-owned life insurance policies of $4 million and $98 million, respectively. Investing cash flows in the first nine months of 2018 also included net cash proceeds of $807 million from the disposition of the Tools and Test Equipment product line.

Cash flows used in financing activities in the first nine months of 2019 primarily included $470 million of cash paid to repurchase an aggregate of 9.3 million shares of our outstanding common stock, partially offset by $297 million of net proceeds from the issuance of long-term debt and $118 million of net proceeds from the issuance of short-term debt. Cash flows used in financing activities in the first nine months of 2018 primarily included $1.4 billion of cash paid to repurchase an aggregate of 21.6 million shares of our outstanding common stock

Finance Group Cash Flows

Cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
	September 28,	September 29,
(In millions)	2019	2018
Operating activities	$21	$13
Investing activities	72	53
Financing activities	(91)	(106)

In the first nine months of 2019, cash flows from operating activities for the Finance group was $21 million, compared with $13 million in the first nine months of 2018. The increase in cash flows between the periods was largely due to $8 million of net tax payments in the first nine months of 2018.

The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $149 million and $160 million in the first nine months of 2019 and 2018, respectively, partially offset by finance receivable originations of $107 million and $131 million, respectively.  Financing activities in both the first nine months of 2019 and 2018 reflected dividend payments of $50 million to the Manufacturing group and payments on long-term and nonrecourse debt of $41 million and $56 million, respectively.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
	September 28,	September 29,
(In millions)	2019	2018
Operating activities	$225	$697
Investing activities	(183)	734
Financing activities	(88)	(1,390)

Consolidated cash flows from operating activities was $225 million in the first nine months of 2019, compared with $697 million in the first nine months of 2018.  The decrease in cash flows between the periods was largely the result of working capital requirements, which primarily reflected an increase of $462 million in net cash used for inventory, principally at the Textron Aviation segment in support of future commercial aircraft sales.

In the first nine months of 2019 and 2018, investing cash flows included capital expenditures of $216 million and $233 million respectively, partially offset by net proceeds received from corporate-owned life insurance policies of $4 million and $98 million, respectively. In the first nine months of 2018, investing cash flows also included net cash proceeds of $807 million from the disposition of the Tools and Test Equipment product line.

Financing activities in the first nine months of 2019 and 2018 primarily included share repurchases of $470 million and $1.4 billion, respectively. In the first nine months of 2019, financing cash flows also included $297 million and $118 million of proceeds from the issuance of long-term debt and short-term debt, respectively.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
	September 28,	September 29,
(In millions)	2019	2018
Reclassification adjustments from investing activities:
Cash received from customers	$129	$135
Finance receivable originations for Manufacturing group inventory sales	(107)	(131)
Other	27	(4)
Total reclassification adjustments from investing activities	49	—
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(50)	(50)
Total reclassification adjustments to operating activities	$(1)	$(50)

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

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018
Gross favorable	$41	$79	$140	$205
Gross unfavorable	(20)	(16)	(61)	(38)
Net adjustments	$21	$63	$79	$167

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2018 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:

●	Interruptions in the U.S. Government’s ability to fund its activities and/or pay its obligations;
●	Changing priorities or reductions in the U.S. Government defense budget, including those related to military operations in foreign countries;
●	Our ability to perform as anticipated and to control costs under contracts with the U.S. Government;
●	The U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, or, under certain circumstances, to withhold payment or suspend or debar us as a contractor eligible to receive future contract awards;
●	Changes in foreign military funding priorities or budget constraints and determinations, or changes in government regulations or policies on the export and import of military and commercial products;
●	Volatility in the global economy or changes in worldwide political conditions that adversely impact demand for our products;
●	Volatility in interest rates or foreign exchange rates;
●	Risks related to our international business, including establishing and maintaining facilities in locations around the world and relying on joint venture partners, subcontractors, suppliers, representatives, consultants and other business partners in connection with international business, including in emerging market countries;
●	Our Finance segment’s ability to maintain portfolio credit quality or to realize full value of receivables;
●	Performance issues with key suppliers or subcontractors;
●	Legislative or regulatory actions, both domestic and foreign, impacting our operations or demand for our products;
●	Our ability to control costs and successfully implement various cost-reduction activities;
●	The efficacy of research and development investments to develop new products or unanticipated expenses in connection with the launching of significant new products or programs;
●	The timing of our new product launches or certifications of our new aircraft products;
●	Our ability to keep pace with our competitors in the introduction of new products and upgrades with features and technologies desired by our customers;
●	Pension plan assumptions and future contributions;
●	Demand softness or volatility in the markets in which we do business;
●	Cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption;
●	Difficulty or unanticipated expenses in connection with integrating acquired businesses;
●	The risk that acquisitions do not perform as planned, including, for example, the risk that acquired businesses will not achieve revenues and profit projections;
●	The impact of changes in tax legislation; and
●	The impact of the review of strategic alternatives for our Kautex business and any resulting transaction on Textron and on Kautex on a standalone basis, uncertainties as to the terms, structure and timing of any transaction and if a transaction will be completed, and whether the benefits of any transaction can be achieved.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the fiscal quarter ended September 28, 2019.  For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2018 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 28, 2019. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 28, 2019.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On August 22, 2019, a purported shareholder class action lawsuit was filed in the United States District Court in the Southern District of New York against Textron, its Chairman and Chief Executive Officer and its Chief Financial Officer. The suit, filed by Building Trades Pension Fund of Western Pennsylvania, alleges that the defendants violated the federal securities laws by making materially false and misleading statements and concealing material adverse facts related to the Arctic Cat acquisition and integration. The complaint seeks unspecified compensatory damages. Textron intends to vigorously defend this lawsuit.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information about our third quarter 2019 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum
	Total	Average Price	Total Number of	Number of Shares
	Number of	Paid per Share	Shares Purchased as	that may yet be
	Shares	(excluding	part of Publicly	Purchased under
Period (shares in thousands)	Purchased *	commissions)	Announced Plan *	the Plan
June 30, 2019 – August 3, 2019	750	$49.91	750	9,440
August 4, 2019 – August 31, 2019	1,200	45.43	1,200	8,240
September 1, 2019 – September 28, 2019	350	49.74	350	7,890
Total	2,300	$47.54	2,300

* These shares were purchased pursuant to a plan authorizing the repurchase of up to 40 million shares of Textron common stock that was announced on April 16, 2018. This plan has no expiration date.

Item 5.  Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On October 23, 2019, the Board of Directors of Textron Inc. (“Textron”) elected Lionel L. Nowell III as a member of the Board effective January 1, 2020.  Mr. Nowell is the retired Senior Vice President and Treasurer of PepsiCo, Inc., a worldwide food and beverage company.  Mr. Nowell will serve on the Board’s Audit Committee and Nominating and Corporate Governance Committee.

Mr. Nowell will participate in Textron’s Director Compensation Program as described in Exhibit 10.15 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, which is incorporated by reference herein.  Pursuant to such program, Mr. Nowell will be issued 2,000 restricted shares of Textron Common Stock.  Textron and Mr. Nowell also will enter into Textron’s standard Directors Indemnity Agreement, pursuant to which Textron will, subject to certain limitations, indemnify Mr. Nowell in connection with any claim arising in connection with his service as a Textron Director and will advance and pay his expenses incurred in connection with such claims.

Entry into a Material Definitive Agreement

On October 18, 2019, Textron Inc. ("Textron") entered into a senior unsecured revolving credit facility (the "Facility Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citibank, N.A., as syndication agents and MUFG Bank, Ltd., as documentation agent, and other lenders in an aggregate principal amount of $1.0 billion. Textron may elect to increase the aggregate amount of commitments under the Facility Agreement to up to $1.3 billion by designating an additional lender or by agreeing with an existing lender that such lender’s commitment shall be increased.  The Facility Agreement expires in October 2024, subject to up to two one-year extensions at Textron’s option with the consent of lenders having more than 50% of the aggregate amount of commitments under the Facility Agreement. The Facility Agreement replaces the $1.0 billion 5-year facility that was scheduled to expire in September 2021.  The terms and conditions of the Facility Agreement are substantially the same as those in the facility being replaced.

Textron will have two options with respect to interest on syndicated borrowings under the Facility Agreement. The first option is for interest to be payable at a rate per annum equal to the Base Rate which is the greatest of (a) the Prime Rate, (b) the NYFRB Rate plus ½ of 1% and (c) the Adjusted LIBO Rate for a one month Interest Period, plus 1%, plus a margin (“Base Rate Margin”) which can range from 0 basis points to 40 basis points depending on Textron’s senior unsecured long-term debt ratings as determined by Standard & Poor's Ratings Service LLC ("S&P") and Moody's Investor Service, Inc. ("Moody's").  Notwithstanding the foregoing, the Base Rate shall be no less than 1%.  Based on Textron's current S&P and Moody's ratings (BBB and Baa2, respectively) the Base Rate Margin would be 10 basis points. Alternatively, Textron may opt to pay interest at a rate equal to the sum of the applicable Adjusted LIBO Rate, plus a margin (“Eurodollar Margin”) which can range from 91 basis points to 140 basis points depending upon Textron’s ratings. This Eurodollar Margin would currently be 110 basis points.

Textron also will pay a quarterly facility fee under the Facility Agreement, regardless of borrowing activity.  This fee will range from 9 basis points to 22.5 basis points, depending on Textron's ratings by S&P and Moody's. At Textron's current rating, the fee is 15 basis points.

The Facility Agreement provides that up to $100 million is available for the issuance of letters of credit in lieu of borrowings.  Letters of credit are subject to fronting fees and accrue charges at the Letter of Credit Fee Rate which is equivalent to the Eurodollar Margin.

The Facility Agreement contains covenants that, among other things:

●	provide that Textron may not consolidate with, merge with or into, or sell all or substantially all of its assets to any other entity unless such entity expressly assumes all of Textron’s obligations under the Facility Agreement;
●	restrict the ability of Textron and its manufacturing subsidiaries to incur liens, other than certain permitted liens, including liens securing indebtedness not in excess of the Pooled Basket Amount (equal to 3% of the consolidated total assets of Textron and its manufacturing subsidiaries);
●	restrict the ability of Textron’s manufacturing subsidiaries to incur certain indebtedness in excess of the Pooled Basket Amount;
●	require Textron to maintain the Finance Company Leverage Ratio (as such term is defined in the Facility Agreement) at no more than 9 to 1;
●	require the Consolidated Indebtedness (as such term is defined in the Facility Agreement) of Textron and its manufacturing subsidiaries not to exceed 65% of Consolidated Capitalization (also as defined in the Facility Agreement).

The Facility Agreement contains customary Events of Default (as defined in the Facility Agreement); in addition, a Change of Control (also as defined in the Facility Agreement) triggers an Event of Default under the Facility Agreement.  Upon the occurrence of an Event of Default, all loans outstanding under the Facility Agreement (including accrued interest and fees payable with respect thereto) may be declared immediately due and payable and all commitments under the Facility Agreement may be terminated.

The foregoing description of the Facility Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Facility Agreement, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Termination of a Material Definitive Agreement

On October 18, 2019, coincident with the entry into the Facility Agreement reported above, the existing 5-Year Credit Agreement, dated as of September 30, 2016, among Textron, the Banks listed therein and JPMorgan Chase Bank, N.A., as Administrative Agent, was terminated prior to its stated September 2021 expiration date.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

The information described above under “Entry into a Material Definitive Agreement" is incorporated herein by reference.

Item 6.  Exhibits

10.1

Credit Agreement, dated as of October 18, 2019, among Textron, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Syndication Agents, and MUFG Bank, Ltd., as Documentation Agent.

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

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 23, 2019	/s/ Mark S. Bamford
Mark S. Bamford
Vice President and Corporate Controller
(principal accounting officer)